Form 10-K
period 2001-12-31
LAND O LAKES INC
filed 2002-03-29
CIK 1032562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001*

                                       or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________.

                        Commission file number 0-
                                                 --------

                               LAND O'LAKES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Minnesota                               41-0365145
--------------------------------------------------------------------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)

                4001 Lexington Avenue North

         Arden Hills, Minnesota                            55126
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (651) 481-2222
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

      Land O'Lakes, Inc. is a cooperative. Our voting and non-voting common equity can only be held by our members. No public market for voting and non-voting common equity of Land O'Lakes, Inc. is established and it is unlikely, in the foreseeable future, that a public market for our voting and non-voting common equity will develop.

      Documents incorporated by reference:      None.

* Although Land O'Lakes is not currently required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 to file this annual report, we are voluntarily filing this annual report on Form 10-K.

                           FORWARD-LOOKING STATEMENTS

      The information in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-K, the words "anticipate", "believe", "estimate", "expect", "may", "will", "could", "should", "seeks", "pro forma" and "intend" and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" on pages 46 to 59. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" on pages 46 to 59. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

                                     PART I

ITEM  1. BUSINESS.

      Unless context requires otherwise, when we refer to "Land O'Lakes," the "Company," "we," "us" or "our," we mean Land O'Lakes, Inc. together with its consolidated subsidiaries.

OVERVIEW

      We were formed as a Minnesota dairy cooperative corporation in 1921 and entered the animal feed business in 1928. Since our formation, we have expanded our business through acquisitions and joint ventures. In 1997, we merged with Atlantic Dairy Cooperative, a Pennsylvania-based cooperative, providing us with increased butter production and access to raw milk near our largest butter markets. In 1998, we merged with Dairyman's Cooperative Creamery Association of Tulare, California, which increased our access to milk production in the western United States. Also in 1998, we acquired many of the agricultural service assets of Countrymark Cooperative, expanding our presence to the eastern Corn Belt in feed, seed and agronomy. In 2000, we formed Agriliance, a joint venture for the distribution of crop nutrient and crop protection products. We have also rationalized our business lines in order to concentrate on our core businesses. In 2000, for example, we sold our fluid dairy business to Dean Foods, and in 2001, we contributed our aseptic dairy products business to our Advanced Food Products joint venture. In October, 2000, we formed Land O'Lakes Farmland Feed, an animal feed joint venture with Farmland Industries. Land O'Lakes and Farmland Industries each contributed substantially all of the assets of each of their North American animal feed businesses to form the joint venture. On October 11, 2001, Land O'Lakes acquired Purina Mills and subsequently contributed Purina Mills to Land O'Lakes Farmland Feed.

      We are a leading producer of dairy products, animal feed and crop seed in the United States. We market our dairy products under the LAND O LAKES, Alpine Lace, Lake to Lake and New Yorker brands and the Indian Maiden logo. We market our animal feed, other than dog and cat food, under the Purina and Chow brands and the "Checkerboard" Nine-Square Logo. We also market our animal feed products under the Land O'Lakes Farmland Feed label. Our crop seed products are sold under the CROPLAN GENETICS brand. In addition to these three segments, we also have swine and agronomy segments and various unconsolidated joint ventures and investments.

BUSINESS SEGMENTS

DAIRY FOODS

      Overview. We produce, market and sell butter, spreads, cheese and other related dairy products. We sell our products under our national brand names, including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under our regional brands such as New Yorker and Lake to Lake. Our network of 14 dairy manufacturing facilities is geographically diverse and allows us to support our customers on a national scale. Our customer base includes major national supermarket and supercenter chains, industrial customers, including major food processors, and foodservice customers, including restaurants, schools, hotels and airlines.

      Products. We manufacture over 300 dairy-based food products. Our principal dairy products and activities include:

            Butter. We produce and market branded butter under our proprietary LAND O LAKES brand name for retail and foodservice customers. In addition, we produce nonbranded butter for our private label and industrial customers. Our butter products include salted butter, unsalted butter, light butter, whipped butter, flavored butter and our newest product, ultra creamy butter.

            Spreads. We produce and market a variety of spreads, including margarine, nonbutter spreads and butter blends. These products are primarily marketed under the LAND O LAKES brand and are sold to our retail, foodservice and industrial customers.

            Cheese. We produce and sell cheese for retail sale in deli and dairy cases, to foodservice businesses and to industrial customers. Our deli cheese products are marketed under the LAND O LAKES, Alpine Lace and New Yorker brand names. Our dairy case cheese products are sold under the LAND O LAKES and Lake to Lake brand names. We also sell cheese products to private label customers. We offer a broad selection of cheese products including, cheddar, monterey jack, mozzarella, American and other processed cheeses.

            Other. We manufacture nonfat dry milk and whey for sale to our industrial customers. We produce nonfat dry milk by drying the nonfat milk byproduct of our butter manufacturing process. It is used in processed foods, such as instant chocolate milk. Whey is a valued protein-rich byproduct of the cheesemaking process which is used in processed foods, sports drinks and other nutritional supplements.

            Raw Milk Wholesaling. We purchase raw milk from our members and sell it directly to other dairy manufacturers, particularly fluid milk processors. We generate substantial revenues but negligible margins on these sales. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Wholesaling and Brokerage Activities."

      Sales, Marketing and Advertising. In order to meet the needs of our retail, foodservice and industrial customers we have sales efforts designed to service each of these customer bases. Our retail customers are serviced through direct sales employees and independent national food brokers. Our retail sales force consists of 55 employees that service our larger retail customers, such as supermarket and supercenter chains, and manage our national food broker relationships. We have long-standing relationships with the two leading national food brokers in the United States.

      We market our products to our industrial customers through a combination of six dedicated salespeople and the efforts of the managers at our 14 manufacturing facilities. Our industrial customers generally maintain a direct relationship with our facility managers in order to coordinate delivery and ensure that our products meet their specifications.

      Our foodservice products are primarily sold through independent regional food brokers and food distributors. In addition, we employ 43 salespeople who are responsible for maintaining these regional food broker relationships and marketing to our large foodservice customers directly.

      Distribution. We contract with third-party trucking companies to distribute our dairy products throughout the United States in refrigerated trucks. Our dairy products are shipped to our customers either directly from the manufacturing facilities or from one of our five regional distribution centers located in New Jersey, Georgia, Illinois, California and Ohio. As most of our dairy products are perishable, our distribution facilities are designed to provide necessary temperature controls in order to ensure the quality and freshness of our products. The combination of our strategically located manufacturing and distribution facilities and our logistics capabilities enables us to provide our customers with an efficient distribution system.

      Production. We produce our dairy products at 14 manufacturing facilities strategically located throughout the United States. We also have contractual arrangements whereby we engage other dairy processors to produce some of our products. We believe the geographic distribution of our plants allows us to service our customers in a timely and efficient manner. In 2001, we processed approximately 10.4 billion pounds of milk, primarily into butter and cheese. Butter is produced by separating the cream from milk, pasteurizing it and churning the cream until it hardens into butter. Butter production levels fluctuate due to the seasonal availability of milk and butterfat. The cheese manufacturing process involves adding a culture and a coagulant to milk. Over a period of hours, the milk mixture hardens to form cheese. At that point, whey is removed and separately processed. Finally, the cheese is salted, shaped and aged. Our cheese facilities generally run at high capacity utilization levels throughout the year. Our dairy foods segment also has insignificant foreign operations in Paslek, Poland.

      Supply and Raw Materials. Our principal raw material for production of dairy products is milk. During 2001, we sourced approximately 89.5% of our raw milk from our members. We enter into milk supply agreements with all of our dairy members to ensure our milk supply. These contracts typically provide that we will pay the producer for milk in the month following its delivery, at a price determined by us, which typically includes a premium over Federal market order prices. These contracts provide that we will purchase all of the milk produced by our members for a fixed period of time, generally one year. As a result, we often purchase more milk from our members than we require for our production operations. There are three principal reasons for doing this: first, we need to sell a certain percentage (which is not less than 10% of the amount procured and depends on which Federal market order the milk is subject to) of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which enables us to have lower input cost of milk; second, it decreases our need to purchase additional supply during periods of low milk production in the United States (typically August, September and October); and third, it ensures that our members have a market for the milk they produce during periods of high milk production. We enter into fixed-price forward sales contracts with some of our large industrial cheese customers representing 10-15% of our processed milk volume. We simultaneously enter into milk supply agreements with a fixed price in order to ensure our margins on these contracts. We also purchase cream, bulk cheese and bulk butter as raw materials for production of our dairy products. We typically purchase cream pursuant to annual agreements with fluid processors to purchase all of their cream production. We typically purchase bulk cheese and butter pursuant to annual contracts. These cheese and butter contracts provide for annual targets and delivery schedules and are based on market prices. We also engage in isolated spot market purchases of these commodities to meet our needs.

      Customers. We sell our dairy products directly and indirectly to over 500 customers. Our products are sold in over 5,000 retail locations, including supermarkets and supercenters, convenience stores, warehouse club stores and military commissaries. Our retail customers include supermarket and supercenter chains. In addition, we sell our products through food brokers and distributors to foodservice providers such as restaurant chains, schools, hotels and airlines.

      Research and Development. We seek to offer our customers product innovations designed to meet their needs. In addition, we work on product and packaging innovations to increase overall demand for our products and improve product convenience. In 2001, we spent $10.1 million on dairy research and development, and we employed approximately 71 individuals in research capacities at our dedicated dairy foods research facility.

      Competition. The bulk of the dairy industry consists of national and regional competitors. Our branded cheese products compete with products from national competitors such as Kraft, Borden and Sargento as well as several regional competitors. For butter, our competition comes primarily from regional brands, such as Challenge, Borden and Breakstone. Because our retail customers are consolidating we face increased competitive pressures. We rely on our brands to differentiate our products from our competition. We believe our branded products compete on the basis of brand name recognition, product quality and reputation and customer support. Products in the private label and industrial markets compete primarily based on price. We believe our product quality and consistency of supply distinguishes our products in these markets.

ANIMAL FEED

      Overview. Through Land O'Lakes Farmland Feed, we are the leading producer of animal feed for both the commercial and lifestyle sectors of the animal feed market in the United States. Our commercial feed products are used by farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock. Our lifestyle feed products are used by customers who own animals principally for non-commercial purposes. Margins on our lifestyle feed products are significantly higher than those on our commercial feed products. We market our animal feed, other than dog and cat food, under the leading brands in the industry, Purina, Chow and the "Checkerboard" Nine Square Logo. We also market our animal feed products under the Land O'Lakes Farmland Feed label. As of December 31, 2001, we operated a geographically diverse network of 103 feed mills, which permits us to distribute our animal feed nationally through approximately 1,400 of our local member cooperatives, approximately 4,000 independent dealers operating under the Purina brand name and directly to customers. We believe we are a leader among feed companies in animal feed research and development with a focus on enhancing animal performance and longevity. For example, we developed and introduced milk replacer for young animals, and our patented product formulations make us the only supplier of certain unique milk replacer products. These products allow dairy cows to return to production sooner after birthing and increase the annual production capacity of sows. We expect the addition of Purina Mills to our feed operations to generate significant cost savings as we eliminate redundant facilities, reduce overhead costs, increase capacity utilization, increase our purchasing economies and improve our logistics and transportation system. Other than certain insignificant foreign investments and sales, we operate our feed business entirely through our Land O'Lakes Farmland Feed joint venture.

      Products. We sell proprietary formulas of commercial and lifestyle animal feed. We also produce commercial animal feed to meet our customers' specifications. We sell feed for a wide variety of animals, such as dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Our principal feed products and activities include:

            Complete Feed. These products provide a balanced mixture of grains, proteins, nutrients and vitamins which meet the entire nutritional requirement of an animal. They are sold as ground meal, in pellets or in extruded pieces. Sales of complete feeds typically represent the majority of net sales. We generally sell our lifestyle animal feed as complete feed. We market our lifestyle animal feed through the use of our strong trademarks, namely, Purina, Chow and the "Checkerboard" Nine Square Logo.

            Supplements. These products provide a substantial part of a complete ration for an animal, and typically are distinguished from complete feed products by their lack of the bulk grain portion of the feed. Commercial livestock producers typically mix our supplements with their own grain to provide complete animal nutrition.

            Premixes. These products are concentrated additives for use in combination with bulk grain and a protein source, such as soybean meal. Premixes consist of a combination of vitamins and minerals that are sold to commercial animal producers and to other feed mill operators for mixing with bulk grains and proteins.

            Milk Replacers. Milk replacers, a product we invented, are sold to commercial livestock producers to meet the nutritional requirements of their young animals, while increasing their overall production capability by returning the parent animal to production faster. We market these products primarily under our Maxi Care and Amplifier Max brand names.

            Ingredient Merchandising. In addition to selling our own products, we buy and sell or broker for a fee soybean meal and other feed ingredients. We market these ingredients to our local member cooperatives and to other feed manufacturers which use them to produce their own feed. Although this activity generates substantial revenues, it is a very low-margin business. Through our ingredient merchandising, we benefit from increased purchasing power, resulting in lower prices for our own feed inputs.

      Sales, Marketing and Advertising. We employ approximately 450 direct salespeople in regional territories. In our commercial feed business, we also provide our customers with information and technical assistance through trained animal nutritionists. We also provide information resources and technical assistance to these nutritionists. Our advertising and promotional expenditures are focused on higher margin products, specifically our lifestyle animal feed and milk replacers. We advertise in recreational magazines to promote our lifestyle animal feed products. To promote our horse feed products, we have dedicated promoters who travel to rodeos and other horse related events. We promote our milk replacers with print advertising in trade magazines. On a pro forma basis, we spent $14.9 million on advertising and promotion for the year ended December 31, 2001.

      Distribution. We distribute our animal feed nationally primarily through our network of approximately 1,400 local member cooperatives and approximately 4,000 Purina-branded dealers or directly to customers. We deliver our products primarily by truck using our own fleet, as well as independent carriers. Deliveries are made directly from our feed mills to delivery locations within each feed mill's geographic area.

      Production. The basic feed manufacturing process consists of grinding various grains and protein sources into meal and then mixing these materials with certain nutritional additives, such as vitamins and minerals. The resulting products are sold in a variety of forms, including meal, pellets, blocks and liquids. Our products are formulated based upon proprietary research pertaining to nutrient content. As of December 31, 2001, we operated 103 feed mills across the United States. We plan to reduce the number of feed mills we operate by taking advantage of the overlap between our existing facilities and those of Purina Mills in certain local markets. Consistent with current industry capacity utilization, our facilities operate below their capacity. With the reduction of redundant facilities and conversion of certain facilities to a single product, we expect to increase our capacity utilization. Our animal feed segment operates or has investments in insignificant foreign operations in Canada, Mexico, Poland, Taiwan, the Philippines and the United Kingdom.

      Supply and Raw Materials. We purchase the bulk components of our products from various suppliers and in the open ingredient markets. These bulk components include corn, soybean meal and grain byproducts. In order to reduce transportation costs, we arrange for delivery of these products to occur at our feed mill operations throughout the United States. We purchase vitamins and minerals from multiple vendors, including vitamin, pharmaceutical and chemical companies.

      Customers. Our customers range from large commercial corporations to individuals. We also sell our animal feed products to local cooperatives. These local cooperatives either use these products in their own feed manufacturing operations or resell them to their customers. Our customers purchase our animal feed products for a variety of reasons, including our ability to provide products that fulfill some or all of their animals' nutritional needs, our knowledge of animal nutrition, our ability to maintain quality control and our available capacity.

      Research and Development. Our animal feed research and development focuses on enhancing animal performance and longevity. We also dedicated significant resources to developing proprietary formulas that allow us to offer our commercial customers alternative feed formulations using lower cost ingredients. We employ 97 people in various animal feed research and development functions at our three research and development facilities. In 2001, on a pro forma basis, we spent $12.1 million on research and development.

      Competition. The animal feed industry is highly fragmented. Our competitors consist of many small local manufacturers, several regional manufacturers and a limited number of national manufacturers. The available market for commercial feed may become smaller and competition may increase as meat processors become larger and integrate their business by acquiring their own feed production facilities. In addition, purchasers of commercial feed tend to select products based on price rather than manufacturer and some of our feed products are purchased from third parties with minimal further processing by us. As a result of these factors, the barriers to entry in the feed industry are low. The market for lifestyle feed is also consolidating. We believe we distinguish ourselves from our competitors through our high-performance, value-added products, which we research, develop and distribute on a national basis. We believe our brands, Purina, Chow and the "Checkerboard" Nine Square Logo, provide us with a competitive advantage, as they are well-recognized, national brands for lifestyle animal feed. We also compete on the basis of service by providing training programs, using animal nutritionists with advanced technical qualifications to consult with local member cooperatives, independent dealers and livestock producers and by developing and manufacturing customized products to meet their needs.

      Governance. We operate our domestic feed business through our Land O'Lakes Farmland Feed joint venture. Prior to the Purina Mills acquisition, we owned 73.7% of the joint venture. After the Purina Mills acquisition, we contributed all of the equity interest in Purina Mills to Land O'Lakes Farmland Feed. As a result, our ownership of

Land O'Lakes Farmland Feed increased to 92.0%. We manage Land O'Lakes Farmland Feed's day-to-day operations, and it is governed by a five member board of managers. We have the right to appoint three members to the board and Farmland Industries has the right to appoint two members to the board. According to the terms of the Land O'Lakes Farmland Feed operating agreement, actions of the board of managers require a majority vote. Certain items require unanimous approval of the board of managers, including (1) materially changing the scope of the business of the joint venture; (2) electing to dissolve the joint venture; (3) selling all or substantially all of its assets or significant assets; (4) requiring additional capital contributions; (5) authorizing cash distributions of earnings; (6) changing income tax elections or changing accounting practices to the extent they have a material impact on Farmland Industries; (7) reducing the number of meetings of the members committee to less than four per calendar year; (8) amending the management services agreement with Land O'Lakes; and (9) adopting annual budgets and business plans or any material amendments thereto.

      Pursuant to the Land O'Lakes Farmland Feed operating agreement, we have a one-time option to purchase Farmland Industries' interest in the joint venture at a price to be determined by negotiation or appraisal. The option period runs from September 1, 2003, to September 1, 2005. Farmland Industries may reject our request to exercise our option; however, if Farmland Industries rejects our request, the voting rights on the board will be allocated based upon Land O'Lakes' and Farmland Industries' financial interests in Land O'Lakes Farmland Feed, and the number of actions requiring unanimous consent of the board will be limited to items (2), (4), (5), (6) and (8) above as well as any action that affects one member or the other or any distribution which is not proportionate to a member's ownership interest.

CROP SEED

      Overview. We sell seed for a variety of crops, including alfalfa, soybeans, corn and forage and turf grasses, under our CROPLAN GENETICS brand. We also distribute certain crop seed products under third-party brands and under private labels. Alfalfa is commonly grown for use in dairy and beef cattle nutrition. We distribute our seed products through our network of local member cooperatives, to other seed companies, to retail distribution outlets and under private labels. We have strategic relationships with Syngenta and Monsanto, two leading crop seed producers in the United States, to which we provide distribution and research and development services.

      Products. We develop, produce and distribute seed products including seed for alfalfa, soybeans, corn and forage and turf grasses. We also market and distribute seed products produced by other crop seed companies, including seed for corn, soybeans, sunflowers, canola, sorghum and sugarbeets. Seed products are often genetically engineered through selective breeding or gene splicing to produce crops with specific traits. These traits include resistance to herbicides and pesticides and enhanced tolerance to adverse environmental conditions. As a result of our relationships with certain life science companies, we believe we have access to one of the most diverse genetic databases of any seed company in the industry. We also license some of our proprietary alfalfa seed traits to other seed companies for use in their seed products.

      Sales, Marketing and Advertising. We have a sales force of approximately 130 employees who promote the sale of our seed products throughout the country, particularly in the Midwest. Our sales and marketing strategy is built upon the relationships we have established with our local member cooperatives and our ability to purchase and distribute quality seed products at a low cost due to our size and scale. We market our crop seed products under our brand name CROPLAN GENETICS. We also distribute certain crop seed products under third-party brands and under private label. We engage in a limited amount of advertising, primarily utilizing marketing brochures and field signs. We are a leader in online customer communications and order processing. We also participate in the Total Farm Solutions program with our affiliate Agriliance. Through this program, trained agronomists are placed at local cooperatives to provide advisory services regarding crop seed and agronomy products.

      Distribution. We distribute our seed products through our network of local member cooperatives, to other seed companies and to retail distribution outlets. We have relationships with Syngenta and Monsanto, two leading crop seed producers in the United States, to which we provide distribution and research and development services. We also sell our proprietary products under private labels to other seed companies for sale through their distribution channels. Additionally, several of our product lines (particularly turf grasses) are sold to farm supply retailers and home and garden centers. We use third-party trucking companies for the nationwide distribution of our seed products.

      Supply and Production. Our alfalfa, soybeans, corn and forage and turf grass seed are produced to our specifications and under our supervision on farms owned by us and geographically diverse third-party producers. We maintain a significant inventory of corn and alfalfa seed products in order to mitigate negative effects caused by weather or pests. Our alfalfa and corn seed products can be stored for up to four years after harvesting. Our crop seed segment has foreign operations in Argentina, Brazil, Canada and Hungary.

      Customers. We sell our seed products to over 7,000 customers, none of which represented more than 3% of our crop seed net sales in 2001. Our customers consist primarily of our local member cooperatives and other seed companies across the United States and internationally. Our customer base also includes retail distribution outlets.

      Research and Development. We focus our research efforts on crop seed products for which we have a significant market position, particularly alfalfa seed. We also work with other seed companies to jointly develop beneficial crop seed traits. In 2001, we spent $4.0 million on crop seed research and development. As of December 31, 2001, we employed 18 individuals in research and development capacities and had four research and development facilities.

      Competition. Our competitors include Pioneer Hi-Bred International, Monsanto, Syngenta and The Dow Chemical Company as well as many small niche seed companies. We differentiate our seed business by supplying a branded, technologically advanced, high quality product, and by providing farmers with access to agronomists through our joint Total Farm Solutions program with Agriliance. These services are increasingly important as the seed industry becomes more dependent upon biotechnology and crop production becomes more sophisticated. Due to the added cost involved, our competitors, with the exception of Pioneer, generally do not provide such services. We can provide these services at a relatively low cost because we often share the costs of an agronomist with Agriliance or with a local cooperative.

SWINE

      We market both young weanling and feeder pigs (approximately 11 and 45 pounds respectively) and mature market hogs (approximately 260 pounds) under five primary programs: swine aligned, farrow-to-finish, pass-through, cost-plus and market risk sharing. Under the swine aligned program, we own sows and raise feeder pigs for sale to our local member cooperatives. We raise market hogs for sale to pork processors under our farrow-to-finish program. Under the pass-through program, we enter into commitments to purchase weanling and feeder pigs from producers and generally have commitments to immediately resell the animals to swine producers. Both the cost-plus and the market risk sharing programs provide minimum price floors to producers for market hogs. The price floor in our cost-plus program is fixed while the price floor in our market risk sharing program floats with the market price of hogs and the cost of swine feed.

      We experienced pro forma losses in our swine business of $42.0 million in 1999, primarily as a result of our cost-plus and market sharing risk contracts which were highly sensitive to the drastic declines in market hog prices. Following 1999, our cost-plus contracts were renegotiated to provide for lower floor prices. The majority of our pass-through and market risk sharing contracts have either been renegotiated or were canceled in Purina Mills' bankruptcy. Our remaining cost-plus and market risk sharing contracts all expire no later than 2005. We are not entering into new cost-plus or market risk sharing contracts.

      We own approximately 61,000 sows producing approximately 720,000 feeder pigs and 370,000 market hogs annually at seven facilities we own or lease and at facilities owned by approximately 143 contract producers. The dramatic volatility in the live hog markets in 1998 and 1999, where live hog prices reached lows of $8 per hundredweight compared to their 40 year average of $38 per hundredweight, resulted in our swine operations generating losses primarily in connection with our cost-plus, market risk sharing and pass-through programs.

AGRONOMY

      Our agronomy segment consists primarily of joint ventures and investments that are not consolidated in our financial results. The two most significant of these are Agriliance and CF Industries. As a result, our agronomy segment has no net sales, but we allocate overhead to selling and administration and may recognize patronage as a reduction in cost of sales. For a discussion of our agronomy accounting and results see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OTHER

      We also operate various other wholly-owned businesses such as LOL Finance Co., which provides financing to farmers and livestock producers.

JOINT VENTURES AND INVESTMENTS

      Other than Cheese & Protein International, which is a consolidated unrestricted subsidiary, the joint ventures and investments described below are unconsolidated.

      Agriliance LLC. Agriliance, a 50/50 joint venture with United Country Brands was formed for the purpose of distributing and manufacturing agronomy products. Prior to the contribution of our agronomy assets to Agriliance, the financial results of these assets were consolidated for financial reporting purposes.

      Products. Agriliance markets and sells two primary product lines: crop nutrients (including fertilizers and micronutrients) and crop protection products (including herbicides, pesticides, fungicides and adjuvants). For Agriliance's fiscal year ended August 31, 2001, approximately 87% of these products were manufactured by third-party suppliers and marketed under the suppliers' brand names. The remaining 13% was either manufactured by Agriliance or by a third-party supplier and marketed under the brand names Agrisolutions (for herbicides, pesticides and related products) and Origin (for micronutrients).

      Sales and Marketing. Agriliance has an internal sales force of approximately 100 employees. Agriliance's sales and marketing efforts serve the entire United States and focus on the area from the Midwest to the eastern Corn Belt. Agriliance's strategy is built upon strong relationships with local cooperatives and Agriliance's ability to purchase and distribute quality agronomy products at a low cost due to its size and scale. Agriliance engages in a limited amount of advertising in trade journals and produces marketing brochures and advertisements utilized by local cooperatives. In addition, Agriliance assists local member cooperatives and independent farmers by identifying, recruiting and training agronomists who provide advice relating to agronomy products. In the Midwest, Agriliance has started implementing the Total Farm Solutions program, an effort to utilize the expertise of the agronomists to bundle Agriliance products with our seed products.

      Production, Source of Supply and Raw Materials. Agriliance operates primarily as a wholesale distributor of products purchased from other manufacturers. Agriliance's primary suppliers of crop protection products are Syngenta, Monsanto, BASF, Dow Chemical, DuPont and Aventis. Agriliance enters into annual distribution agreements with these manufacturers. However, Agriliance manufactures approximately 10% of its proprietary crop protection products. Agriliance's production facilities are located in Iowa, Arkansas, Missouri and Minnesota. Agriliance procures approximately 80% of its fertilizer needs from CF Industries, of which we are a member, and Farmland Industries. Agriliance sources their remaining fertilizer supply needs from a variety of suppliers including PCS, IMC, Terra Nitrogen, Mississippi Chemical and Agrium. Agriliance also produces micronutrient products. In 2001, approximately 58% of Agriliance's agronomy products were sourced from three suppliers.

      Customers and Distribution. Agriliance's customer base consists primarily of farmers, many of whom are members of our cooperative. Agriliance distributes its products through our local member cooperatives and also through retail agronomy centers owned by Agriliance. Agriliance stores inventory at a number of strategically positioned locations, including leased warehouses and storage space at local cooperatives. Agriliance serves most of the key agricultural areas of the United States, with its customers and distribution concentrated in the Midwest.

      Competition. Agriliance's primary competitors are national crop nutrient distributors, such as Cargill, IMC, PCS, Agrium and Royster Clark, national crop protection product distributors, such as UAP, Helena and Wilbur-Ellis, as well as smaller regional brokers and distributors. This wholesale agronomy industry is consolidating as distributors attempt to expand their distribution capabilities and efficiencies. Wholesale agronomy customers tend to purchase products based upon a distributor's ability to provide ready access to product at critical times prior to and during the growing season. In addition, certain customers purchase on the basis of price. We believe Agriliance distinguishes itself from its competitors as a result of its distribution network, which enables it to efficiently distribute product to customers. In addition, Agriliance provides access to trained agronomists who give advice to farmers on both agronomy and crop seed products to optimize their crop production.

      Governance. Agriliance is managed by a four member board of managers. We and United Country Brands each have the right to appoint two of the managers. Certain actions require the unanimous approval of the board, including (1) adopting or amending the annual business plan; (2) distributing products produced by Agriliance to anyone other than the members or patrons of Agriliance's members; (3) approving capital expenditures related to the expansion of Agriliance's production capabilities, purchasing additional inventory or changing the types of products produced by Agriliance; (4) incurring indebtedness other than in the ordinary course of business; (5) appointing, replacing, or discharging an executive officer; (6) making distributions to members; and (7) changing income tax or special accounting elections. Pursuant to the terms of Agriliance's operating agreement, Land O'Lakes, CHS Cooperatives and Farmland Industries have all agreed to refrain from directly or indirectly engaging in the wholesale marketing of fertilizer and agricultural chemicals in North America, except through Agriliance, for so long as they, or an entity in which they are a material owner, remain a member of Agriliance, and for a period of four years following termination of their membership.

      MoArk LLC. In January 2000, we formed MoArk LLC, a joint venture of which we own 50%, with Osborne Investments, LLC, to produce and market eggs and egg products. We have the right to purchase from Osborne (and Osborne has the right to cause us to buy from them) their interest in MoArk for a minimum purchase price of $55.0 million (adjusted for tax benefits received by Osborne and purchase price already paid) or a greater amount based upon MoArk's performance over time. These rights are exercisable in January 2007. In addition, Osborne has the right to cause us to buy 15% of their interest in MoArk (7.5% of MoArk) in January 2003 for $9.0 million (adjusted for tax benefits received by Osborne) if MoArk has achieved revenues in excess of $300.0 million annually. Although Osborne has a 50% interest in MoArk, we are allocated 100% of the income or loss of MoArk (other than on capital transactions involving realized gain or loss on intangible assets, which are allocated 50/50).

      Products. MoArk produces and markets shell eggs and egg products that are sold at retail and wholesale for consumer and industrial use throughout the United States. As of December 31, 2001, MoArk marketed and processed eggs from approximately 26 million layers (hens) which produced approximately 520 million dozen eggs annually. Approximately 50% of the eggs and egg products marketed are produced by layers owned by MoArk. The remaining 50% are purchased on the spot market or from third-party producers. Shell eggs represent approximately 70% of eggs MoArk sells annually, and the balance are broken for use in egg products such as refrigerated liquid, frozen, dried and extended shelf life liquid. MoArk recently launched a high quality, all natural shell egg product marketed under the LAND O LAKES brand name in a Northeast market. Through MoArk's acquisition of Cutler Egg Products in April 2001, MoArk acquired a patented process that extends the shelf life of a refrigerated liquid egg product utilizing an ultra-pasteurization process. In 2001, shell eggs represented 80% of MoArk's total net sales, while egg products represented 20% of net sales.

      Customers and Distribution. MoArk has approximately 950 retail grocery, industrial, foodservice and institutional customers. While supply contracts exist with a number of the larger retail organizations, the terms are typically market based, annual contracts and allow early cancellation by either party. MoArk primarily delivers directly to its customer (store to door delivery). Alternatively, some customers pick up product at one of MoArk's facilities.

      Sales and Marketing. MoArk's internal sales force maintains direct relationships with customers. MoArk also uses food brokers to maintain select accounts and for niche and "spot" activity in situations where MoArk cannot effectively support the customer or needs to locate a customer or customers for excess products. With the exception of the advertising activity associated with the launch of the LAND O LAKES brand eggs, amounts spent for advertising are insignificant.

      Competition. MoArk competes with other egg processors, including Cal-Maine Foods, Rose Acre Farms, Inc. and Michael Foods. MoArk competes with these companies based upon its low cost production system, its high margin regional markets and its diversified product line.

      Governance. We are entitled to appoint three managers to the board of managers of MoArk, and Osborne has the right to appoint the remaining three managers until its governance interest has been transferred to us. According to the terms of MoArk's operating agreement, two managers elected by us and two managers elected by Osborne constitute a quorum. Actions of the board of managers require a unanimous vote of a quorum of the board of managers. MoArk is required to maintain at all times a net worth in excess of $40.0 million. If MoArk's net worth were to decline below $40.0 million, we would be required to contribute the necessary funds in order to maintain the $40.0 million net worth. As of December 31, 2001, MoArk's net worth was approximately $102 million. In the event we decide to sell or transfer any or part of our economic and governance interest in MoArk, including our right to cause the transfer of the governance interest owned by Osborne, we must first offer to sell or transfer to Osborne all of the rights and interests to be sold or transferred at a similar price and under similar material terms and conditions.

      Cheese & Protein International LLC. Cheese & Protein International, a 70% owned consolidated joint venture with a subsidiary of Mitsui & Co. (USA), is constructing a plant in Tulare, California to produce mozzarella cheese and whey. In connection with the formation of the venture, we entered into a marketing agreement with Mitsui and Cheese & Protein International which gives us the right to distribute the products produced by the venture in the United States and gives Mitsui the right to distribute the same products outside the United States. The purchase price for all products is based upon the market prices for such product. We have also contracted with Cheese & Protein International to provide no less than 70% of their milk requirements at prices based upon market prices for milk. In addition, we have agreed to purchase no less than 70% of Cheese & Protein International's estimated production of mozzarella cheese, based upon market prices. This venture is governed by a 10 member committee. We have the right to appoint seven members to the committee. The remaining three members are appointed by our joint venture partner.

      Advanced Food Products, LLC. We own a 35% interest in Advanced Food Products, a joint venture which manufactures and markets a variety of custom and noncustom aseptic products. Aseptic products are manufactured to have extended shelf life through specialized production and packaging processes, enabling food to be stored without refrigeration until opened. We formed Advanced Food Products in 2001, with a subsidiary of Bongrain, S.A., a French food company, for the purpose of manufacturing and marketing aseptically packaged cheese sauces, snack dips, snack puddings, and ready to drink dietary beverages. We own a 35% interest in Advanced Food Products. The venture is governed by a six member board of managers, and we have the right to appoint two members. Bongrain manages the day-to-day operations of the venture.

      Dairy Marketing Alliance, LLC. Our joint venture Dairy Marketing Alliance is owned 50% by us and 50% by Dean Foods. Dairy Marketing Alliance markets a variety of sour cream products, cream products and single-serve dairy-based beverages such as GRIP `N GO brand beverages under the LAND O LAKES brand name. Dairy Marketing Alliance is a joint venture formed in July 2000 in connection with the sale of our fluid dairy business to Dean Foods Company.

      CF Industries, Inc. CF Industries is one of North America's largest interregional cooperatives, and is owned by nine cooperatives. CF Industries manufactures fertilizer products, which are distributed by its members or their affiliates. CF Industries has manufacturing facilities in Louisiana, Alberta, Canada and Florida. As of December 31, 2001, our equity interest in CF Industries, which represents allocated but unpaid patronage, had a book value of approximately $248.5 million. For the year ended December 31, 2001, our percentage of ownership of allocated equity of CF Industries was 33.8%. Each of the members has the right to elect one director to the board of directors.

      CoBank. CoBank is a cooperative lender of which we are a member. Our equity interest in CoBank and the amount of patronage we receive is dependent upon our outstanding borrowings from CoBank. As of December 31, 2001, our investment in CoBank had a book value of $21.5 million.

      Ag Processing. Ag Processing is a cooperative that produces soybean meal and soybean oil. As a member of Ag Processing, we are entitled to patronage based upon our purchases of these products. We use soybean meal as an ingredient in our feed products. Soybean oil is an ingredient used to produce our spread products.

DESCRIPTION OF THE COOPERATIVE

      Land O'Lakes is incorporated in Minnesota as a cooperative corporation. Cooperatives resemble traditional corporations in most respects, but with two primary distinctions. First, a cooperative's common shareholders, its "members", either supply the cooperative with raw materials or purchase its goods and services. Second, to the extent a cooperative allocates its earnings from member business to its members and meets certain other requirements, it is allowed to deduct this "patronage income" from its taxable income. Patronage income is allocated in accordance with the amount of business each member conducts with the cooperative.

      Cooperatives typically derive a majority of their business from members, although they are allowed by the Internal Revenue Code to conduct non-member business. Earnings are designated as "pool" earnings or "non-pool" earnings according to the Internal Revenue Code and decisions made by each cooperative. Pool earnings are then segregated into earnings generated from member and non-member business. Pool earnings may be treated as patronage income if they are generated from business conducted with or for a member of the cooperative. Non-pool earnings and earnings from non-member business are taxed as corporate income in the same manner as a typical corporation. The after-tax amount is retained as permanent equity by the cooperative. Pool earnings from member business are either allocated to patronage income or retained as permanent equity (in which case it is taxed as corporate income) or some combination thereof.

      In order to obtain favorable tax treatment on allocated patronage income, the Internal Revenue Code requires that at least 20% of each member's annual allocated patronage income be distributed in cash. The portion of patronage income that is not distributed in cash is retained by the cooperative, allocated to member equities and distributed to the member at a later time as a "revolvement" of equity. The cooperative's members must recognize the amount of allocated patronage income (whether distributed to members or retained by the cooperative) in the computation of their individual taxable income.

      Cooperatives are also allowed to designate patronage income as "nonqualified" patronage income and allocate it to member equities. The cooperative pays taxes on this nonqualified patronage income as if it was derived from non-member business. The cooperative's members do not include undistributed nonqualified patronage income in their current taxable income. However, the cooperative may revolve the equity representing the nonqualified patronage income to members at some later date, and is allowed to deduct those amounts from its taxable income at that time. When nonqualified patronage income is revolved to the cooperative's members, the revolvement must be included in the members' taxable income.

OUR STRUCTURE AND MEMBERSHIP

      We have both voting and nonvoting members, with differing membership requirements for cooperative and individual members. We also separate our members into two categories: "dairy members" supply our dairy foods segment with dairy products, primarily milk, cream, cheese and butter, and "ag members" purchase agricultural products, primarily agronomy products, feed and seed from our other operations or joint ventures. We further divide our dairy and ag members by region. There are eight dairy regions and five ag regions.

      All of our members must purchase stock and comply with uniform conditions prescribed by our board of directors and by-laws. The board of directors may terminate a membership if it determines that the member has failed to adequately patronize us or has become our competitor.

      A cooperative voting member (a "Class A" member) must be an association of producers of agricultural products operating on a cooperative basis engaged in either the processing, handling, or marketing of its members' products or the purchasing, producing, or distributing of farm supplies or services. Class A members are entitled to a number of votes based on the amount of business done with the Company. Class A members tend to be ag members, although a Class A member may be both an ag and dairy member if they both supply us with dairy products and purchase agricultural products from us or our joint ventures.

      An individual voting member (a "Class B" member) is an individual, partnership, corporation or other entity other than a cooperative engaged in the production of agricultural commodities. Class B members are entitled to one vote. Class B members tend to be dairy members. Class B members may be both an ag and dairy member if they both provide us with dairy products and purchase agricultural products from us or our joint ventures.

      Our nonvoting cooperative members ("Class C" members) are associations operating on a cooperative basis but whose members are not necessarily engaged in the production or marketing of agricultural products. Such members are not given the right to vote, because doing so may jeopardize our antitrust exemption under the Capper-Volstead Act (the exemption requires all our voting members be engaged in the production or marketing of agricultural products). Class C members also include cooperatives which are in direct competition with us. Nonvoting individual members ("Class D" members) generally do a low volume of business with us and are not interested in our governance.

GOVERNANCE

      Our board is made up of 24 directors. Our dairy members nominate 12 directors from among the dairy members and our ag members nominate 12 directors from among the ag members. The nomination of directors is conducted within each group by region. The number of directors nominated from each region is based on the total amount of business conducted with the cooperative by that region's members. Directors are elected to four year terms at our annual meeting by voting members in a manner similar to a typical corporation. Our by-laws require that, at least every five years, we evaluate both the boundaries of our regions and the number of directors from each region, so that the number of directors reflects the proportion of patronage income from each region.

      The board may also choose to elect up to three non-voting advisory members. Currently, we have one such member. The board governs our affairs in virtually the same manner as the boards of typical corporations.

EARNINGS

      As described above, we divide our earnings between pool and non-pool and member and non-member business. We then allocate member earnings to dairy foods operations or agricultural operations (which is comprised of our feed, crop seed, agronomy and swine segments). Pool earnings from each of our segments are currently maintained in separate pools. We are discussing the possibility of establishing a second pool for our dairy foods segment for farmers who sell milk to us for resale as commodity fluid milk. For our dairy foods operations, the amount of member business is based on the amount of dairy products supplied to us by our dairy members. In calendar year 2001, 70.6% of our dairy input requirements came from our dairy members. For our agricultural operations, the amount of member business is based on the dollar-amount of products sold to our agricultural members. In calendar year 2001, 83% of our pro forma agricultural products net sales, and 49% of our pro forma operating income, was derived from sales to agricultural members.

PATRONAGE INCOME AND EQUITY

      To acquire and maintain adequate capital to finance our business, our by-laws allow us to retain up to 15% of our earnings from member business as additions to permanent equity. We currently retain 10% and allocate the remainder of our earnings from member business to patronage income.

      We have two plans through which we revolve patronage income to our members; the Equity Target Program for our dairy foods operations and the Revolvement Program for our agriculture businesses.

      The Equity Target Program provides a mechanism for determining the capital requirements of our dairy foods operations and each dairy member's share of those requirements. The board of directors has established an equity target investment of $2.75 per hundred pounds of milk (or milk equivalent) delivered per year by that member to us. We distribute 20% of allocated patronage income to a dairy member annually until the investment target is reached by that member. The remaining 80% of allocated patronage income is retained and allocated to member equities and revolved in the twelve years after the member becomes inactive. When the member's equity investment reaches the target, and for as long as the member's equity target investment is maintained, we distribute 100% of the member's future allocated patronage income. The equity target as well as the revolvement period may be changed at the discretion of the board.

      For calendar year 2000, we allocated $54.4 million of our member earnings as patronage income to our dairy members. Of that amount, 92% or $50.1 million was allocated to dairy members who have yet to reach their equity target investment, and we distributed $10.0 million (20%) to those members and retained and allocated $40.1 million (80%) to member equities. 8% or $4.3 million was distributed to dairy members who have met their equity investment requirement. We also allocated $32.9 million of our member earnings as nonqualified patronage refunds, which were retained as member equities. We plan to revolve $13.2 million of dairy members' equity for 2001.

      In the Revolvement Program for our agricultural businesses, we currently distribute 30% of allocated patronage income in cash and retain and allocate the remaining 70% to member equity. This equity is revolved 9 1/2 years later. Both the amount distributed in cash and the revolvement period are subject to change by the board. For calendar year 2000, we allocated $54.6 million of our member earnings to our agricultural members. Of that amount, we paid patronage income of $16.4 million to our members in cash and retained and allocated $38.2 million to member equities. Our board suspended revolvement of ag member equities for the 2001 fiscal year.

      In connection with the sale of our branded fluid milk business to Dean Foods in 2000, we recognized earnings of $57.9 million. $32.9 million of these earnings were designated as nonqualified patronage and allocated to member equities. We paid income tax on this nonqualified patronage, however, we will be able to deduct these earnings from our taxable income if we choose to revolve the earnings to our members in the future. The board has no present intention of revolving the equity representing this nonqualified patronage income.

      Our Estate Redemption Plan provides that we will redeem equity holdings of deceased natural persons upon the demise of the owner. The Company's Age Retirement Program provides that we will redeem in full equity holdings of dairy members who are natural persons when the member reaches age 75 or older and becomes inactive. Subject to various requirements, we may redeem the equity holdings of members in bankruptcy or liquidation. All equity redemptions must be presented to, and receive the approval of, our board of directors before payment. We revolved $2.8 million of member equities in connection with these programs in 2001 and expect to revolve approximately $3.2 million in 2002.

EMPLOYEES

      At March 1, 2002, we had approximately 8,600 employees, approximately 27% of whom were represented by unions having national affiliations. Our contracts with these unions expire at various times throughout the next several years, with the last contract expiring on January 1, 2005. We consider our relationship with employees to be generally satisfactory. We have had no labor strikes or work stoppages within the last five years.

      Of the 8,600 employees above, approximately 2,100 were employed by Land O'Lakes Farmland Feed, 14% of whom were represented by unions having national affiliations.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

      We rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. We believe that in addition to certain patented processes, the formulas and production methods of our dairy foods products are trade secrets. We also have patented processes for our milk replacement products and deem our feed product formulations to be proprietary.

      We own a number of registered and unregistered trademarks used in connection with the marketing and sale of our food products as well as our feed and seed products including LAND O LAKES, and the Indian Maiden logo, Alpine Lace, New Yorker, Lake to Lake, Extra Melt, GRIP `N GO, CROPLAN GENETICS, Maxi Care, Amplifier Max and Omolene. Land O'Lakes Farmland Feed licenses certain trademarks from Land O'Lakes, including LAND O LAKES, the Indian Maiden logo, Maxi Care, and Amplifier Max, for use in connection with its animal feed and milk replacer products. Purina Mills, a wholly-owned subsidiary of Land O'Lakes Farmland Feed, licenses the trademarks Purina, Chow and the "Checkerboard" Nine Square Logo from Nestle Purina PetCare Company under a perpetual, royalty-free license. This license only gives Purina Mills the right to use these trademarks to market the particular products that Purina Mills currently markets with these trademarks. Purina Mills does not have the right to use these trademarks outside of the United States, or in conjunction with any products designed primarily for use with cats, dogs or humans. We do not have the right to assign any of these trademarks without the written consent of

Nestle Purina PetCare Company. These trademarks are important to Land O'Lakes Farmland Feed because brand name recognition is a key factor to its success in marketing and selling its products. The registrations of these trademarks in the United Stated and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner, or our licensees, where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods.

      We entered into a license agreement with Dean Foods in connection with the sale of our fluid dairy assets in July 2000. This license grants Dean Foods a perpetual, exclusive, royalty-free license to utilize certain trademarks, including LAND O LAKES and the Indian Maiden logo in connection with the manufacturing, marketing, promotion distribution and sale of milk (except small bottle milk), buttermilk, yogurt, eggnog, cottage cheese, ice cream and juices. In addition, we entered into a license agreement with our joint venture Dairy Marketing Alliance, which grants Dairy Marketing Alliance a perpetual, exclusive, royalty-free license to utilize certain trademarks, including LAND O LAKES and the Indian Maiden logo, and certain intellectual property, in connection with the manufacture, marketing, promotion, distribution and sale of milk, buttermilk, yogurt, eggnog, cottage cheese, ice cream and juices which are marketed utilizing new nutrient claims, as well as small bottle milk, cream products and sour cream. The license relating to milk (other than small bottle milk), buttermilk, yogurt, eggnog, cottage cheese, ice cream and juices will terminate, and would then be granted to Dean Foods, in the event Dean Foods elects to market such products utilizing new nutrient claims as a part of its basic business.

      We have also entered into other license agreements with other affiliated and unaffiliated companies, such as MoArk, which permit them to utilize our trademarks in connection with the marketing and sale of certain products.

ENVIRONMENTAL MATTERS

      We are subject to various Federal, state, local, and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials. Violations of these laws and regulations may lead to civil and criminal fines and penalties or other sanctions. These laws and regulations may also impose liability for the cleanup of environmental contamination. We generate large volumes of waste water. Changes in environmental regulations governing disposal of these materials could have a material adverse effect on our business, financial condition or results of operations.

      We use regulated substances in operating our manufacturing equipment and we use and store other chemicals on site (including acids, caustics and refrigeration chemicals). Agriliance stores petroleum products and other chemicals on-site (including fertilizers, pesticides and herbicides). Discovery of significant contamination or changes in environmental regulations governing the handling of these materials could have a material adverse effect on our business, financial condition, or results of operations.

      Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored, or disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including chemicals and fuel stored in underground and above-ground tanks, animal wastes and large volumes of wastewater discharges. As a result, the soil and groundwater at or under certain of our current and former facilities (and/or in the vicinity of such facilities) may have been contaminated, and we may be required to make material expenditures to investigate, control and remediate such contamination.

      We are also potentially responsible for environmental conditions at a number of former facilities and at waste disposal facilities operated by third parties. We have been identified as a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" or "Superfund") at various National Priorities List sites and have unresolved liability with respect to the past disposal of hazardous substances at several such sites. CERCLA may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owners or operators of a contaminated property, and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at the property. We have contested our liability at one Superfund site, as to which we have declined to pay past response costs associated with ongoing site study, and we have received a notice of potential liability regarding three other waste disposal sites under investigation by the EPA, as to which we are disputing our responsibility.

      We have, on average, paid less than $250,000 in each of the last five years for investigation and remediation of environmental matters, including Superfund and related matters, but there can be no assurance that expenditures for such activities will not rise materially if substantial contamination is discovered at one of our current or former facilities or if other potentially responsible parties fail or refuse to participate in cost sharing at any Superfund site, or similar disposal site, at which we are implicated.

      In addition, Federal and state environmental authorities have proposed new regulations and have attempted to apply certain existing regulations for the first time to agricultural operations. These regulations could result in significant restraints on some of our operations, particularly our swine operations, and could require us to spend significant amounts to bring these operations into compliance. In addition, any failure to comply could result in the imposition of fines and penalties. We cannot predict whether future changes in environmental laws or regulations will materially increase the cost of operating our facilities and conducting our business. Any such changes could adversely affect our business, financial condition and results of operations.

REGULATORY MATTERS

      We are subject to Federal, state and local laws and regulations relating to the manufacturing, labeling, packaging, health and safety, sanitation, quality control, fair trade practices, and other aspects of our business. In addition, zoning, construction and operating permits are required from governmental agencies which focus on issues such as land use, environmental protection, waste management, and the movement of animals across state lines. These laws and regulations may, in certain instances, affect our ability to develop and market new products and to utilize technological innovations in our business. In addition, changes in these rules might increase the cost of operating our facilities or conducting our business which would adversely affect our finances.

      Our dairy business is affected by Federal price support programs and Federal and state pooling and pricing programs. Since 1949, the Federal government has maintained price supports for cheese, butter and nonfat dry milk. The government stands as a ready purchaser of these products at their price support levels. Historically, when the product price reached 110% of its price support level, the government would sell its inventory into the market, effectively limiting the price of these products. Because prices for these products have generally been higher than their support level for a number of years, the government currently has minimal inventories of cheese and butter. As a result, these commodity prices have been able to be greater than 110% of their price support levels for several years. According to data from the USDA, over the past five years, butter has sold at an average of 176% of the support price without reaching support levels, and cheese has sold at an average of 121% of the support price. However, cheese sold at or near support levels at points between October 2000 and January 2001. The 1996 Federal Agricultural Improvement and Reform Act ("FAIR") provided for the termination of dairy price supports. The termination of price supports was initially set to occur on December 31, 1999. This date was subsequently extended, and is currently set for May 31, 2002. On October 5, 2001, the United States House of Representatives passed a bill which, if enacted, would extend the dairy price supports until December 31, 2011. On February 12, 2002, the United States Senate passed a bill which, if enacted, would extend the dairy supports until December 31, 2006. The extension of dairy price supports is a part of a much larger farm bill which is currently in conference committee. If FAIR is not renewed we will no longer benefit from the existence of price supports, which means that we will no longer have a ready purchaser of our products at a certain minimum price. This could have an adverse effect on our financial results.

      Federal and certain similar state regulations attempt to ensure that the supply of raw milk flows in priority to fluid milk and soft cream producers before producers of hard products such as cheese and butter. This is accomplished in two ways. First, the Federal market order system sets minimum prices for raw milk. The minimum price of raw milk for use in fluid milk and soft cream production is set as a premium to the minimum price of raw milk used to produce hard products. The minimum price of raw milk used to produce hard products is, in turn, set based on the market prices of cheese and butter. Second, the Federal market order system establishes a pooling program under which participants are required to send at least some of their raw milk to fluid milk producers. The specific amount varies based on region, but is at least 10% of the raw milk a participant handles. Certain areas in the country, such as California, have adopted systems which supersede the Federal market order system but are similar to it. In addition, because the Federal market order system is not intended as an exclusive regulation of the price of raw milk, certain states have, and others could, adopt regulations which could increase the price we pay for raw milk, which could have an adverse effect on our financial results. We also pay a premium above the market order price based on competitive conditions in different regions.

      Producers of dairy products which are participants in the Federal market order system pay into regional "pools" for the milk they use based on the amount of each class of dairy product produced and the price of those products. As described above, only producers of dairy products who send the required minimum amount of raw milk to fluid milk producers may participate in the pool. The amounts paid into the pool for raw milk used to make fluid milk and soft creams are set at a premium to the amounts paid into the pool for raw milk used to make cheese or butter. The pool then returns to each dairy product producer for raw milk it handled the weighted average price for all raw milk (including that used for fluid milk and soft creams, whose producers must pay into the pool) sold in that region. The dairy product producer pays at least this pool price to the dairy farmer for milk received. This pooling system provides an incentive for hard product producers to participate in the pool (and therefore supply the required minimum for fluid milk production), because the average price for raw milk received by these producers from the pool is more than the average price they pay into the pool.

      As a cooperative, we are exempt from the requirement that we pay pool prices to our members for raw milk supplied to us. However, as a practical matter, we must pay a competitive price to our members in order to ensure adequate supply of raw milk for our production needs and therefore our operations are affected by these regulations.

      If we did not participate in the pool, we would not receive the advantage of the average pool payment and we would not be able to pay our milk producers as much as participating processors without incurring higher costs for our raw milk. To maintain our participation in the federal market order program and avoid this competitive disadvantage, we must procure at least 110% of our raw milk requirements to meet our production needs. If we are unable to procure at least 110% of our requirements, we would have lower production which could have a material adverse affect on our results of operations. In addition, if the pool was eliminated we would be subject to additional market forces when procuring raw milk, which could result in increased milk costs and decreased supply, which could materially affect our business.

      As a manufacturer and distributor of food and animal feed products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations issued thereunder by the Food and Drug Administration ("FDA"). This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging, and safety of food. The FDA regulates manufacturing practices for foods through its good manufacturing practices regulations, specifies the standards of identity for certain foods and animal feed, and prescribes the format and content of certain information required to appear on food and animal feed product labels. In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission, or spread of communicable diseases. We and our products are also subject to state and local regulation through mechanisms such as the licensing of dairy manufacturing facilities, enforcement by state and local health agencies of state standards for food products, inspection of facilities, and regulation of trade practices. Modification of these Federal, state and local laws and regulations could increase our costs of sales or prevent us from marketing foods in the way we currently do and could have a material adverse effect on our business prospects, results of operations and financial condition.

      Pasteurization of milk and milk products is also subject to inspection by the United States Department of Agriculture. We and our products are also subject to state and local regulation through mechanisms such as the licensing of dairy manufacturing facilities, enforcement by state and local health agencies of state standards for food products, inspection of facilities, and regulation of trade practices in connection with the sale of food products. Modification of these Federal, state and local laws and regulations could increase our costs of sales or prevent us from marketing foods in the way we currently do and could have a material adverse effect on our business prospects, results of operations and financial condition.

      Land O'Lakes Farmland Feed distributes animal feed products through a network of approximately 4,000 independent dealers. Various states in which these dealers are located have enacted dealer protection laws which could have the effect of limiting our rights to terminate dealers. In addition, failure to comply with such laws could result in awards of damages or statutory sanctions. As a result, it may be difficult to modify the way we distribute our feed products which may put us at a competitive disadvantage.

      Several states have enacted "corporate farming laws" that restrict the ability of corporations to engage in farming activities. Minnesota, North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Missouri, Iowa and Wisconsin, states in which we conduct business, have corporate farming laws. We believe that our operations currently comply with the corporate farming laws in these states and their exemptions, but these laws could change in the future and additional states could enact corporate farming laws that regulate our businesses. Even with the exemptions, these corporate farming laws restrict our ability to expand or alter our operations in these states.

ITEM  2. PROPERTIES.

      We own the land underlying our corporate headquarters in Arden Hills, Minnesota and lease the buildings. Our corporate headquarters, consisting of a main office building and a research and development facility, has an aggregate of approximately 275,000 gross square feet. In addition, we own offices, manufacturing plants, storage warehouses and facilities for use in our various business segments. Thirty-five of our owned properties are mortgaged to secure our indebtedness. The following table provides summary information about our principal facilities:

                      TOTAL NUMBER      TOTAL NUMBER
                      OF FACILITIES     OF FACILITIES     REGIONAL LOCATION
 BUSINESS SEGMENT         OWNED            LEASED           OF FACILITIES
------------------    ------------     -------------     ----------------
Dairy Foods......          17(1)             40          Midwest(2) - 39
                                                         West(3) - 11
                                                         East(4) - 6
                                                         South(5) - 1
Animal Feed......          97(6)             11          Midwest - 65
                                                         West - 23
                                                         East - 5
                                                         South - 15
Crop Seed........          23                 1          Midwest - 14
                                                         West - 10
Swine............          17(7)              3          Midwest - 19
                                                         East - 1
Agronomy.........           2                 0          Midwest - 2

----------

      (1) Includes a closed facility and a facility utilized for feed manufacturing which is accounted for in the dairy foods segment.

      (2) The Midwest region includes the states of Ohio, Michigan, Indiana, Illinois, Wisconsin, Minnesota, Iowa, Missouri, Oklahoma, Kansas, Nebraska, South Dakota and North Dakota and Ontario, Canada.

      (3) The West region includes the states of Montana, Wyoming, Colorado, Texas, New Mexico, Arizona, Utah, Idaho, Washington, Oregon, Nevada, California, Alaska and Hawaii.

      (4) The East region includes the states of Maine, New Hampshire, Vermont, New York, Massachusetts, Rhode Island, Connecticut, Pennsylvania, New Jersey, Delaware and Maryland.

      (5) The South region includes the states of West Virginia, Virginia, North Carolina, Kentucky, Tennessee, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana and Arkansas.

      (6) Includes two closed facilities and a research and development facility.

      (7) Includes 11 facilities which will be sold upon completion of construction and permitting and two facilities which we will operate upon completion of construction and permitting.

      We do not believe that we will have difficulty in renewing the leases we currently have or in finding alternative space in the event those leases are not renewed. We consider our properties suitable and adequate for the conduct of our business.

ITEM  3. LEGAL PROCEEDINGS.

      We are currently and from time to time involved in litigation incidental to the conduct of our business. The damages claimed against us in some of these cases are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

      In a letter dated January 18, 2001, we were identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for the hazardous waste located at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited us to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study in connection with the site, and also demanded that we reimburse the EPA approximately $8.9 million for remediation expenses already incurred at the site. We have responded to the EPA denying any responsibility. No further communication has been received from the EPA.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      There is no established public market for the common equity of Land O'Lakes. In view of the following, it is unlikely in the foreseeable future that a public market for these securities will develop:

      (1) the common stock interests are nondividend bearing;

      (2) the right of any holder of common stock to receive patronage income depends on the quantity and value of the business the member conducts with us (See "Item 1. Business - Description of the Cooperative - Patronage Income and Equity");

      (3) the class of common stock issued to a member depends on (i) whether the member is a cooperative or individual member, (ii) whether the member is a "dairy member" or "ag member", (iii) the volume of business the member conducts with us, and (iv) the type of business conducted by the member (See "Item 1. Business - Description of the Cooperative - Our Structure and Membership");

      (4) we may redeem holdings of members under certain circumstances upon the approval of our board of directors (See "Item 1. Business - Description of the Cooperative - Patronage Income and Equity"); and

      (5) our board of directors may terminate a membership if it determines that the member has failed to adequately patronize us or has become our competitor (See "Item 1. Business - Description of the Cooperative - Our Structure and Membership").

      As of December 31, 2001, there were approximately 1,172 holders of Class A common stock, 5,867 holders of Class B common stock, 200 holders of Class C common stock and 1,438 holders of Class D common stock.

ITEM  6. SELECTED FINANCIAL DATA.

      The historical consolidated financial information presented below as of December 31, 2001 and 2000 and for each of the years ended December 31, 1999, 2000 and 2001 has been derived from, and should be read together with, our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The historical consolidated financial information as of December 31, 1997, 1998, and 1999 and for each of the years ended December 31, 1997 and 1998 has been derived from our audited consolidated financial statements and the related notes, which have not been included in this Annual Report on Form 10-K. You should read this selected consolidated historical financial information along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------
                                              1997         1998         1999           2000        2001
                                           ----------   ----------   ----------     ----------   ----------
                                                              (DOLLARS IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales ..............................   $  4,195.3   $  5,174.2   $  5,615.8     $  5,768.8   $  5,973.4
Cost of sales ..........................      3,737.6      4,680.0      5,100.4        5,146.1      5,378.6
Selling and administration .............        336.9        396.0        506.9          485.3        487.2
Restructuring and impairment
  charges(1) ...........................         --           --            3.9           54.2          3.7
                                           ----------   ----------   ----------     ----------   ----------
    Earnings from operations ...........        120.8         98.2          4.6           83.2        103.9
Interest expense, net ..................         14.6         27.2         44.7           52.4         56.1
(Gain) from divestiture of
  businesses(2) ........................         --           --          (54.2)         (89.0)        --
Equity in (earnings) loss of
  affiliated companies .................         (0.9)         0.8         (7.3)          35.6        (48.6)
Minority interest in earnings (loss)
  of subsidiaries ......................          0.5          0.1         (0.1)          (1.4)         6.9
                                           ----------   ----------   ----------     ----------   ----------
    Earnings before income taxes and
      extraordinary item ...............        106.6         70.1         21.5           85.6         89.5
Income tax expense (benefit) ...........         12.0          1.5          0.1          (13.7)         3.6
                                           ----------   ----------   ----------     ----------   ----------
     Earnings before extraordinary
       item ............................   $     94.6   $     68.6   $     21.4     $     99.3   $     85.9
                                           ==========   ==========   ==========     ==========   ==========
OTHER FINANCIAL DATA:
EBITDA(3) ..............................   $    162.6   $    157.9   $     87.9(4)  $    214.1   $    213.7
Depreciation and amortization ..........         43.2         61.4         81.7           83.6         97.3
Capital expenditures ...................         86.9        103.1        109.3          104.3         83.9
Cash patronage paid to members(5) ......         31.3         25.9         20.0           10.6         30.7
Equity revolvement paid to members(6) ..         27.4         14.4         28.7           43.6         16.2
BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash and short-term investments ........   $     13.8   $      4.5   $    197.8     $      4.0   $    130.2
Working capital(7) .....................        351.7        407.3        464.8          476.9        368.5
Property, plant and equipment, net .....        283.1        450.1        461.8          467.8        675.3
Total assets ...........................      1,565.9      2,291.8      2,700.1        2,473.3      3,091.4
Total debt(8) ..........................        434.0        453.2        783.9          628.8      1,010.3
Capital Securities of Trust Subsidiary .         --          200.0        200.0          190.7        190.7
Minority interests .....................          8.3         10.0         14.9           55.1         59.8
Total member equities and retained
  earnings .............................        539.4        781.1        768.8          805.0        836.5

   See accompanying Notes to Selected Land O'Lakes Historical Financial Data.

                                                           YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------
                                              1997         1998         1999           2000        2001
                                           ----------   ----------   ----------     ----------   ----------
                                                               (DOLLARS IN MILLIONS)
SELECTED SEGMENT FINANCIAL
  INFORMATION
DAIRY FOODS
Net sales ..............................   $  2,234.1   $  3,266.6   $  3,291.1     $  3,194.2   $  3,572.4
EBITDA(3) ..............................         69.6         99.8         36.8(4)       115.4        108.9
Depreciation and amortization ..........         26.9         37.1         47.4           42.8         42.5
Capital expenditures ...................         39.1         55.5         63.3           60.3         37.7
ANIMAL FEED(9)(10)
Net sales ..............................        882.7        824.3        931.2        1,182.2      1,864.0
EBITDA(3) ..............................         27.1         34.4         33.9           41.8         80.7
Depreciation and amortization ..........          9.3         10.8         14.7           18.6         31.7
Capital expenditures ...................         12.1         14.4         17.4           21.5         24.9
CROP SEED
Net sales ..............................         93.2        145.3        190.8          365.5        413.6
EBITDA(3) ..............................          8.1          9.9          8.4           18.6         17.6
Depreciation and amortization ..........          2.1          0.9          2.7            5.6          5.0
Capital expenditures ...................          2.1          2.4          4.8            3.5          2.7
SWINE(10)
Net sales ..............................         44.3         62.5         82.7          102.0        109.9
EBITDA(3) ..............................          2.5        (17.7)       (12.6)           6.8         12.0
Depreciation and amortization ..........          0.7          4.7          7.9            6.2          5.6
Capital expenditures ...................         27.6         22.6         14.0            9.6          7.3
AGRONOMY(11)
Net sales ..............................        786.6        774.7      1,023.3          857.0         --
EBITDA(3) ..............................         50.3         24.3         17.6           27.5        (10.1)
Depreciation and amortization ..........         --            0.8          3.4            4.6          6.3
Capital expenditures ...................         --           --           --             --           --
OTHER
Net sales ..............................        154.4        100.9         96.7           67.9         13.5
EBITDA(3) ..............................          5.0          7.2          3.8            4.0          4.6
Depreciation and amortization ..........          4.2          7.1          5.6            5.8          6.2
Capital expenditures ...................          6.0          8.2          9.8            9.5         11.3

   See accompanying Notes to Selected Land O'Lakes Historical Financial Data.

     NOTES TO SELECTED LAND O'LAKES CONSOLIDATED HISTORICAL FINANCIAL DATA

(1) The following table summarizes restructuring and impairment charges (reversals):

                                              YEARS ENDED DECEMBER 31,
                                         -----------------------------------
                                          1999          2000           2001
                                         ------        -------        ------
                                               (DOLLARS IN MILLIONS)
Restructuring charges
  (reversals) ......................     $   --        $   9.7        $ (4.1)
Impairment of assets ...............        3.9           44.5           7.8
                                         ------        -------        ------
     Total .........................     $  3.9        $  54.2        $  3.7
                                         ======        =======        ======


      The impairment charge of $3.9 million in 1999 was related to under-utilization of the Land O'Lakes cheese production assets in Poland. The impairment charge of $44.5 million in 2000 resulted primarily from a write-down of goodwill related to a previous acquisition. The impairment charge of $7.8 in 2001 included $6.0 million related to our investment in a Mexican feed operation held for sale at December 31, 2001. We recorded this impairment charge in order to value the investment at its expected selling price less costs of disposal. In addition, our swine segment recorded an impairment charge of $1.8 million to reduce undeveloped land with permit issues to its estimated fair value.

      In 2000, we recorded restructuring charges of $9.7 million resulting from the consolidation of facilities and reduced personnel at Land O'Lakes Farmland Feed. Of the $9.7 million, $7.2 million related to the closing and planned sale of 12 plants and consisted of $5.5 million to write down the book value of the plants and $1.7 million for demolition and environmental clean-up. The remaining $2.5 million represented severance and outplacement costs for 119 non-plant employees. In 2001, we recorded restructuring charges of ($4.1) million. Our dairy foods segment recorded a restructuring charge of $1.7 million, which had not been paid at December 31, 2001, for severance costs for 63 production employees resulting from the consolidation of production facilities. Our animal feed segment reversed $5.7 million of a prior year restructuring charge primarily due to the decision we made following the acquisition of Purina Mills to continue to operate plants that were held for sale at December 31, 2000.

(2) In November 1999, we sold our flavoring business for $75.9 million in cash, resulting in a gain of $54.2 million. In April 2000, we divested swine assets in North Carolina for net proceeds of $4.4 million, resulting in a gain of $0.5 million. In July 2000, we sold our fluid dairy assets for $179.7 million, resulting in a gain of $88.5 million.

(3) EBITDA is defined as earnings before income taxes, extraordinary items, interest expense (net of interest income), depreciation and amortization, non-cash impairment charges or reversals, equity in earnings or loss of affiliated companies, gain from divestiture of businesses, minority interest, and the other items described below. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA should not be considered an alternative to net sales in excess of expenses as a measure of our operating results or to cash flow as a measure of liquidity. In addition, although EBITDA is not recognized under generally accepted accounting principles, it is widely used as a general measure of a company's performance because it assists in comparing performance on a relatively consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods (particularly where acquisitions are involved) or nonoperating factors such as historical cost basis. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies. The definition of EBITDA conforms to that which is included in the indenture for our 8 3/4% senior notes due 2011.

      Other items excluded from EBITDA are:

                                                 YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------
                                       1997      1998      1999      2000      2001
                                      -------   -------   -------   -------  -------
                                                  (DOLLARS IN MILLIONS)
Unrealized hedging losses(a) .....    $    --   $    --   $    --   $    --  $   6.6
Gain sale of assets(b) ...........         --        --        --        --     (1.8)
Non-cash impairment charges(c) ...         --        --       3.9      44.5      7.8
EBITDA from unrestricted
  subsidiaries(d) ................       (1.4)     (1.7)     (2.3)      2.8     (0.1)
                                      -------   -------   -------   -------  -------
     Total .......................    $  (1.4)  $  (1.7)  $   1.6   $  47.3  $  12.5
                                      =======   =======   =======   =======  =======

      (a) Reflects non-cash expense for mark-to-market derivative contracts incurred as a result of adopting SFAS No. 133 in 2001. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

      (b)   Reflects cash gain resulting from the sale of certain swine assets.

      (c)   See note 1.

      (d) Reflects exclusion of earnings of unrestricted subsidiaries as required by the definition of EBITDA included in the indenture for our 8 3/4% senior notes due 2011.

(4) Period results include an inventory write-down of $62.1 million for cheese and butter due to lower of cost or market adjustments.

(5) Reflects the portion of earnings allocated to members for the prior fiscal year distributed in cash in the current fiscal year.


                                                  YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------
                                        1997      1998      1999      2000      2001
                                       -------   -------   -------   -------  -------
                                                   (DOLLARS IN MILLIONS)
 20% required for tax deduction ...    $  21.7   $  18.6   $  15.0   $   7.0  $  28.5
 Discretionary ....................        9.6       7.3       5.0       3.6      2.2
                                       -------   -------   -------   -------  -------
      Total .......................    $  31.3   $  25.9   $  20.0   $  10.6  $  30.7
                                       =======   =======   =======   =======  =======

(6) Reflects the distribution of earnings previously allocated to members and not paid out as cash patronage. The years 1999, 2000 and 2001 include the distribution of a portion of the equity issued in connection with the acquisition of Dairyman's Cooperative Creamery Association and acquisition of certain assets of Countrymark Cooperative.

                                                 YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------
                                       1997      1998      1999      2000      2001
                                      -------   -------   -------   -------  -------
                                                  (DOLLARS IN MILLIONS)
Revolvement
  Dairy Foods ....................    $   5.9   $   4.1   $  15.6   $  13.8  $  14.0
  Ag Services ....................       21.5      10.3      13.1      29.8      2.2
                                      -------   -------   -------   -------  -------
   Total .........................    $  27.4   $  14.4   $  28.7   $  43.6  $  16.2
                                      =======   =======   =======   =======  =======


(7) Working capital is defined as current assets (less cash and cash equivalents) minus current liabilities (less notes and short-term obligations, and current maturities of long-term debt).

(8) Total debt excludes the 7.45% Capital Securities due on March 15, 2028, of our trust subsidiary which are subordinated to our 8 3/4% senior notes due 2011 and allow for the deferment of interest payments up to ten semiannual periods at our option.

(9) On October 1, 2000, we combined our feed assets with those of Farmland Industries to form Land O'Lakes Farmland Feed. We consolidate the operating activities of Land O'Lakes Farmland Feed.

(10) Historically, Purina Mills reported results of its swine business together with its feed business. Accordingly, the portion of our swine business which we acquired from Purina Mills is reported in our pro forma animal feed segment results for the year ended December 31, 2001.

(11) On July 28, 2000, we contributed all of our revenue generating agronomy assets (excluding our investment in CF Industries and assets held for sale) to Agriliance, a joint venture with United Country Brands, in exchange for a 50% interest in Agriliance. Beginning July 29, 2000, our share of earnings or losses in Agriliance were reported under the equity method of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      You should read the following discussion of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Annual Report on Form 10-K. As mentioned under the heading "Forward-Looking Statements," this discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of our management. These forward-looking statements are subject to risks and uncertainties, including those discussed under "Risk Factors" on pages 46 to 59 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected.

OVERVIEW

GENERAL

Segments

      We operate our business in five segments, dairy foods, animal feed, crop seed, swine and agronomy, predominantly in the United States. We have limited international operations, certain of which have recently been sold or are in the process of being sold. Our dairy foods segment produces, markets and sells butter, spreads, cheese and other dairy products. We operate our animal feed segment principally through Land O'Lakes Farmland Feed LLC, our 92% owned joint venture with Farmland Industries. Our animal feed segment develops, produces, markets and distributes animal feed to both commercial and lifestyle customers. The results of the animal feed business are consolidated in our financial statements and the minority interest is eliminated. As a result of the Purina Mills acquisition in October 2001, animal feed results in 2001 include Purina Mills swine marketing activities since Purina Mills historically reported results of its swine business together with its feed business. Our crop seed segment sells seed for a variety of crops, including alfalfa, corn, soybeans and forage and turf grasses. Our swine segment produces and markets both young feeder pigs and mature market hogs. Our agronomy segment distributes crop nutrient and crop protection products. Historically, our agronomy segment consisted primarily of the assets we contributed to Agriliance, our unconsolidated joint venture. Since the contribution of those assets to Agriliance at the end of July 2000, our investment has been accounted for on the equity method through our agronomy segment, along with the agronomy assets we retained. Our membership interest in CF Industries, an interregional plant food manufacturing cooperative, is accounted for through this segment on a cost basis. We also derive a portion of revenues and income from other related businesses, which are insignificant to our overall results. We allocate corporate administration expense to all five of our business segments using two methodologies, direct usage for services for which we are able to track this usage, such as payroll and legal, and invested capital for all other expenses. A majority of these costs is allocated based on direct usage. We allocate these costs to segments whether or not they are solely composed of investments and joint ventures.

Principles of Consolidation

      We have numerous business activities that are not wholly-owned. The results of Land O'Lakes Farmland Feed, Cheese & Protein International and other majority-owned businesses are fully consolidated. The minority owners' share in these businesses is eliminated in our consolidated financial statements. Most of our investments in joint ventures in which we have 50% or less of the governance rights are accounted for under the equity method of accounting. These include Agriliance, MoArk, Dairy Marketing Alliance and Advanced Food Products. When we record equity income or loss from these joint ventures, we also allocate an overhead charge on these investments. These charges are based upon our costs rather than the fair market value of the services. In addition, we invest in other cooperatives such as CF Industries, Ag Processing and CoBank, which are accounted for on the cost basis method of accounting. Under this method, patronage income, if any, from these cooperative investments is recorded in our financial statements either as a reduction in cost of sales or, in the case of CoBank, as a reduction in interest expense in the year in which the patronage income is earned.

Unconsolidated Businesses

      We have investments in certain entities that are not consolidated in our financial statements. In 2001, unconsolidated businesses contributed earnings of $48.6 million to us, compared to a loss of $35.6 million in 2000 and earnings of $7.3 million in 1999. Our investment in unconsolidated businesses as of December 31, 2001 was $568.1 million, compared to $465.8 million as of December 31, 2000 and $460.0 million as of December 31, 1999. Cash flow from our investment in unconsolidated businesses in 2001 was $2.5 million, compared to $3.5 million in 2000 and $2.9 million in 1999.

      Agriliance and CF Industries constitute the most significant of our investments in unconsolidated businesses, both of which are reflected in our agronomy results. Our investment in and earnings or losses from Agriliance, beginning July 29, 2000, and CF Industries were as follows as of and for the year ended:

                                      DECEMBER 31,    DECEMBER 31,  DECEMBER 31,
                                          1999           2000           2001
                                      ------------    ------------  ------------
                                                     (IN MILLIONS)
AGRILIANCE:
  Investment .......................        N/A        $   44.2       $   84.0
  Equity in earnings (loss) ........        N/A           (32.4)          34.2

CF INDUSTRIES:
  Investment .......................     $248.5        $  248.5       $  248.5
  Patronage income .................         --              --             --

We did not receive cash distributions from Agriliance or CF Industries during these periods.

      We, Cenex Harvest States Cooperatives ("CHS") and Farmland Industries, Inc. contributed substantially all of our agronomy marketing assets to Agriliance in July 2000. Our agronomy marketing operations, and those of CHS and Farmland were previously managed through various operating entities. We have a 50 percent equity ownership in Agriliance. The other 50 percent ownership interest in Agriliance is owned by United Country Brands (jointly owned by CHS and Farmland). We provide certain support services to Agriliance at competitive market prices. Agriliance was billed $4.9 million in the five months ended December 31, 2000 and $7.1 million in 2001 for the support services. In addition, we purchase insignificant amounts of product from Agriliance. The fiscal year of Agriliance ends on August 31. Unless otherwise indicated, references to the annual or quarterly results of Agriliance are presented on a calendar year basis to conform with our presentation. Agriliance funds its operations from operating cash flows, an initial working capital contribution on formation and borrowings from unaffiliated third parties. Agriliance has entered into syndicated secured term and revolving credit arrangements in an aggregate amount of $407 million as of August 31, 2001. Since then, credit arrangements were renegotiated and as of December 31, 2001 amounted to $325 million. In addition, Agriliance has entered into a $200 million receivables securitization with CoBank. We do not guarantee these obligations. We do not have an obligation to contribute additional capital to finance Agriliance's operations. Agriliance performance reflects the seasonal nature of its business. Most of its annual sales and earnings, which are principally derived from the distribution of fertilizer and crop protection products manufactured by others, including CF Industries, occur in the first and second quarter of each year, with off-season losses in the third and fourth quarter. The equity in loss of $32.4 million from Agriliance that we recorded in 2000 reflected its operating results from July 29, 2000 through the end of the year, an off-season period. In contrast, the equity in earnings that we recorded for 2001 included a full year of operations.

      CF Industries is an inter-regional cooperative involved in the manufacture of crop nutrients, in which we have a 34% ownership interest based on our product purchases. As a member, we are allowed to elect one board member out of a total of nine board members for CF Industries. Agriliance is one of CF Industries' most significant customers. CF Industries operates in a highly cyclical industry. The oversupply of nitrogen in the industry since 1998 has resulted in depressed prices and, consequently, depressed earnings. Since CF Industries is a cooperative, we only receive earnings from our investment when the cooperative allocates and distributes patronage to us. No patronage was allocated and distributed to us in the last three years because CF Industries realized losses in those years. We anticipate that no patronage allocations will occur until these losses have been recouped. Our $248.5 million investment in CF Industries consists of approximately $150 million in noncash patronage income from prior periods (not distributed to us) and approximately $100 million that was acquired as part of our Countrymark acquisition in 1998 based on Countrymark's prior business with CF Industries. Prior to the contribution of our agronomy assets to Agriliance, our agronomy business earned patronage income on the business it conducted with CF Industries. Since July 29, 2000, we have been entitled to receive patronage income for business that Agriliance transacts with CF Industries on behalf of our members, primarily fertilizer purchases. We believe these sales are on terms comparable to those available to unaffiliated third parties.

      We have an investment in CoBank, an agricultural cooperative bank, which amounted to $21.5 million on December 31, 2001, $20.6 million on December 31, 2000 and $19.7 million on December 31, 1999. This investment constitutes less than one percent of CoBank's total shareholder equity. We account for our investment in CoBank under the cost basis method of accounting. The investment consists of an initial nominal cash amount of $1,000 and equity additions based on a percentage (currently 11.5%) of our five-year average loan volume. Since CoBank operates as a cooperative, we receive patronage income from CoBank based on our annual loan volume with CoBank. This patronage income reduces our interest expense. We believe these loan transactions to be on terms comparable to those available to unaffiliated third parties.

Critical Accounting Policies

      We utilize certain accounting measurements under applicable generally accepted accounting principles, which involve the exercise of management's judgment about subjective factors and estimates about the effect of matters which are inherently uncertain. The following is a summary of those accounting measurements which we believe are most critical to our reported results of operations and financial condition.

      Inventory Valuation. Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out or average cost basis. Many of our products, particularly in our dairy foods, animal feed and swine segments, use dairy or agricultural commodities as inputs or constitute dairy or agricultural commodity outputs. Consequently, our results are affected by the cost of commodity inputs and the market price of outputs. Government regulation of the dairy industry and industry practices in animal feed tend to stabilize margins in those segments but do not protect against large movements in either input costs or output prices. Such large movements in commodity prices could result in significant write-downs to our inventories, which could have a significant negative impact on our operating results.

      We use derivative commodity instruments, primarily futures contracts, in our operations to lock in our ingredient input prices, primarily for our product inputs such as milk, butter and soybean oil for dairy foods, soybean meal and corn for animal feed, and soybeans for crop seed. The degree of our hedging position varies from less than one percent for butter to nearly 100% for soybean oil. In addition, purchase agreements with various vendors are used to varying degrees to lock in input prices. This decreases our exposure to changes in commodity prices. We do not use derivative commodity instruments for speculative purposes. The futures contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Accordingly, since the adoption of SFAS No. 133, effective January 1, 2001, the futures contracts are marked to market (either Chicago Mercantile Exchange or Chicago Board of Trade) on the last day of each month and unrealized gains and losses are recognized as an adjustment to cost of sales. Prior to 2001, we did not mark our derivative commodity instruments to market; instead, we recorded losses or gains only when realized.

      Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts based on an analysis of specific accounts, an analysis of historical trends, payment and write-off histories, current sales levels and the state of the economy. Our credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts. However, unexpected changes in the financial strength of customers or changes in the state of the economy could result in write-offs which exceed estimates and negatively impact our financial results.

      Recoverability of Long-Lived Assets. We assess the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies and/or changes in the economic environment in which we operate may result in future impairment charges.

Cooperative Structure

      We are incorporated in Minnesota as a cooperative corporation. Cooperatives resemble traditional corporations in most respects, but with two primary distinctions. First, a cooperative's common shareholders, its "members", either supply the cooperative with raw materials or purchase its goods and services. Second, to the extent a cooperative allocates its earnings from member business to its members and meets certain other requirements, it is allowed to deduct this "patronage income" from its taxable income. Patronage income is allocated in accordance with the amount of business each member conducts with the cooperative.

      Cooperatives typically derive a majority of their business from members, although they are allowed by the Internal Revenue Code to conduct non-member business. Earnings from non-member business are retained as permanent equity by the cooperative and taxed as corporate income in the same manner as a typical corporation. Earnings from member business are either allocated to patronage income or retained as permanent equity (in which case it is taxed as corporate income) or some combination thereof.

      In order to obtain favorable tax treatment on allocated patronage income, the Internal Revenue Code requires that at least 20% of each member's annual allocated patronage income be distributed in cash. The portion of patronage income that is not distributed in cash is retained by the cooperative and allocated to member equities. Member equities may be distributed to members at a later time as a "revolvement" as determined by our board of directors. The cooperative's members must recognize the amount of allocated patronage income (whether distributed to members or retained by the cooperative) in the computation of their individual taxable income.

      Cooperatives are also allowed to designate patronage income as "nonqualified" patronage income and allocate it to member equities. The cooperative pays taxes on this nonqualified patronage income as if it were derived from non-member business. The cooperative may revolve the nonqualified patronage equity to members at some later date and is allowed to deduct those amounts from its taxable income at that time. When nonqualified patronage income is revolved to the cooperative's members, the revolvement must be included in the members' taxable income.

      For the fiscal year ended December 31, 2001, our net earnings from member business were $73.3 million, excluding the portion (10% holdback) added to permanent equity. Of this amount, $70.6 million was applied to allocated patronage refunds and $2.7 million was applied to deferred equities. The $70.6 million of allocated patronage refunds consisted of an estimated $19.9 million to be paid in cash in 2002 and $50.7 million to be retained as allocated member equities and revolved at a later time, subject to approval by the board of directors. The $2.7 million of deferred equities represent earnings from certain member businesses that are held in an equity reserve account rather than being allocated to members. We had net losses of $1.8 million applied to retained earnings which represents permanent equity derived from non-member business, the 10% holdback of member earnings and income taxes.

      In 2001, we made payments of $46.9 million for the redemption of member equities. This included $30.7 million for the cash patronage portion of the 2000 earnings allocated to members. It also included $16.2 million for the revolvement of member equities previously allocated to members, and not paid as cash patronage, and the revolvement of a portion of equities issued in connection with the 1998 acquisitions of Dairyman's Cooperative Creamery Association and certain assets of Countrymark Cooperative.

Wholesaling and Brokerage Activities

      Our dairy foods segment operates a wholesale milk marketing program. We purchase excess raw milk over our production needs from our members and sell it directly to other dairy processors. We generate losses or insignificant earnings on these transactions; however, there are three principal reasons for doing this: first, we need to sell a certain percentage of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which lowers our input cost of milk for the manufacture of dairy products; second, it reduces our need to purchase raw milk from sources other than members during periods of low milk production in the United States (typically August, September and October) and third, it ensures that our members have a market for the milk that they produce during periods of high milk production. In 2001, we sold 5,283.0 million pounds of milk, which resulted in $801.4 million of net sales or 22.4% of our dairy segment net sales for that year and generated a negative gross profit of $5.4 million.

      Our animal feed segment, in addition to selling its own products, buys and sells or brokers for a fee soybean meal and other feed ingredients. We market these ingredients to our local member cooperatives and to other feed manufacturers, which use them to produce their own feed. Although this activity generates substantial revenues, it is a very low-margin business. However, we benefit from increased purchasing power, resulting in lower prices for our own feed manufacturing inputs. In 2001, ingredient merchandising generated net sales of $523.8 million, or 28.1% of total animal feed segment net sales, and a gross profit of $16.6 million, or 9.6% of total animal feed segment gross profit.

Seasonality

      Certain segments of our business are subject to seasonal fluctuations in demand. In our dairy foods segment, butter sales typically increase in the fall and winter months due to increased demand during holiday periods. Animal feed sales tend to increase in the fourth and first quarter of each year because cattle are less able to graze during cooler months. Most crop seed sales occur in the first and second quarter of each year. Agronomy product sales tend to be much higher in the first and second quarter of each year, as farmers buy crop nutrients and crop protection products to meet their seasonal needs.

FACTORS AFFECTING COMPARABILITY

Dairy and Agricultural Commodity Inputs and Outputs

      Many of our products, particularly in our dairy foods, animal feed and swine segments, use dairy or agricultural commodities as inputs or constitute dairy or agricultural commodity outputs. Consequently, our results are affected by the cost of commodity inputs and the market price of commodity outputs. Government regulation of the dairy industry and industry practices in animal feed tend to stabilize margins in those segments but do not protect against large movements in either input costs or output prices.

      Dairy Foods. Raw milk is the major commodity input for our dairy foods segment. In 2001, our raw milk input cost was $1,896.2 million, or 58.7% of the cost of sales for our dairy foods segment. Cream, butter and bulk cheese are also significant dairy foods commodity inputs. Cost of sales for these inputs was $243.8 million for cream, $172.6 million for butter and $281.3 million for bulk cheese in 2001. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

      The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products produced. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not subject to significant commodity price risk as the price received for the output varies with the cost of the significant inputs. In 2001, bulk cheese, which is generally sold the day made, represented $308.3 million, or 8.6% of our dairy foods segment's net sales. Other products, such as private label butter, which have significant net sales, are also generally sold shortly after they are made.

      We also maintain significant inventories of butter and cheese for sale to our retail and food service customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. In 2001, branded and private label retail and foodservice net sales of cheese and butter represented $1,326.5 million, or 37.1% of our dairy foods segment's net sales.

      In 1999, our earnings were significantly impacted by the dramatic declines in the price of cheese and butter, which caused significant devaluations of our inventory of cheese products and, to a lesser extent, butter. Based on data from the Chicago Mercantile Exchange, commodity block cheese prices began the year at $1.90 per pound and finished at $1.20 per pound, and commodity butter prices began the year at $1.43 per pound and finished at $0.88 per pound. These declining commodity prices occurred throughout the year as we were building our inventory for the peak sales periods of fall and winter. The resulting $62.1 million inventory write-down in 1999 partially accounted for the decrease in earnings of the dairy foods segment.

      In 2000, butter prices remained volatile, and cheese prices were depressed throughout most of the year, averaging only slightly higher than government price support levels. In 2001, we saw continued volatility of pricing; however, the net impact on operating results was not significant due to the use of pricing practices, inventory policies and risk management.

      Animal Feed. The animal feed segment follows industry standards for feed pricing. The feed industry generally prices products based on income over ingredient cost ("IOIC") per ton of feed. This practice tends to mitigate the impact of volatility in commodity ingredient markets on our animal feed profits. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices. Thus, the key indicator of business performance in the animal feed segment is IOIC rather than net sales. Net sales are considered a poor indicator as large fluctuations can occur from period-to-period due to volatility in underlying commodity ingredient prices.

      We also enter into forward contracts to supply feed, which currently represent approximately 20% of our feed output. When we enter into these contracts, we also generally enter into forward input supply contracts to "lock in" our IOIC.

      Changes in commodity grain prices also have an impact on the mix of products we sell. When grain prices are relatively high, the demand for complete feed rises since many livestock producers are also grain growers and will sell their grain in the market and purchase complete feed as needed. When grain prices are relatively low, these producers will feed their grain to their livestock and purchase premixes and supplements to provide complete nutrition to their animals. These fluctuations in product mix generally have minimal effects on our operating results. Complete feed has a far lower margin per ton than supplements and premixes. Thus, during periods of relatively high grain prices, although our margins per ton are lower, we sell substantially more tonnage because the grain portion of complete feed makes up the majority of its weight.

      Swine. We produce and market both young feeder pigs (approximately 45 pounds) and mature market hogs (approximately 260 pounds) under three primary programs: swine aligned, farrow-to-finish and cost-plus.

      Under the swine aligned program, we own sows and raise feeder pigs that we sell to our local member cooperatives under ten-year contracts. For the first five years, we receive a fixed base price for our feeder pigs and are reimbursed for feed costs. In years six through ten, the price is based on the cost of production, plus a margin designed to achieve a target return on invested capital. Since the price for the duration of the contract is not tied to the live hog market, we do not have market risk on feeder pig prices. In addition, there is no risk on corn or soybean meal prices since we are reimbursed for actual feed costs. We do incur production risk if we do not produce enough feeder pigs or if we do not produce them at a competitive cost.

      Under the farrow-to-finish program, we produce and sell market hogs. Historically, market hog price fluctuations have resulted in volatility in our net sales and earnings. In order to mitigate this risk, we have committed to sell substantially all of the market hogs we produce annually through 2005 to a major United States pork processor under a packer agreement. Under this packer agreement, we are paid market prices for our hogs with a settlement based on the sales price of the pork products produced from those hogs. This approach mitigates some of the volatility under this program because market hog and pork product margins do not tend to move together. We sell the balance of our market hogs on the open market.

      Under the cost-plus program, we provide minimum hog price guarantees to producers in exchange for swine feed sales and profit participation. We are in the process of phasing out our existing cost-plus contracts and will not be entering into new ones due to the significant adverse effects this program has had on our results of operations. The program generated minimal earnings in 2001; it incurred pretax losses in 2000 and 1999 of $2.0 million and $8.8 million, respectively.

      Historically, Purina Mills reported results of its swine business together with its feed business. Accordingly, the portion of our swine business which we acquired from Purina Mills in October 2001 is reported within our feed segment in 2001. In the fourth quarter of 2001, the Purina Mills swine business generated earnings of $0.5 million compared to a loss of $1.7 million in the fourth quarter of 2000 and a loss of $3.2 million in the fourth quarter of 1999.

Acquisitions/Joint Ventures/Divestitures

      We have engaged in various significant acquisitions, joint ventures and divestitures since January 1, 1999. Each of the acquisitions was accounted for as a purchase transaction. The Land O'Lakes Farmland Feed and Agriliance joint ventures, our most significant joint ventures, involved the combination of our existing business units with those of our joint venture partners to create new entities. Since its formation on October 1, 2000, we have consolidated Land O'Lakes Farmland Feed. However, because we do not control Agriliance, it is accounted for under the equity method.

    The following table lists each acquisition, joint venture and divestiture in excess of $50 million in asset value since 1999.

YEAR                                               TRANSACTION            TOTAL ASSETS
----                                           -----------------------    --------------
2001     Purina Mills.......................   Acquisition for cash of    $540.5 million
                                               stock of commercial and
                                               lifestyle feed company
                                               (October 2001)

2000     Madison Dairy Produce Co...........   Acquisition for cash       $59.3 million
                                               of private label butter
                                               company (January 2000)

         Fluid dairy assets.................   Divestiture for cash       $112.2 million
                                               of fluid dairy assets
                                               (July 2000)

         Land O'Lakes Farmland Feed.........   Joint venture with         $91.7 million
                                               Farmland Industries        (our contribution)
                                               involving transfer of
                                               existing Land O'Lakes
                                               animal feed business
                                               (October 2000)

         Agriliance.........................   Joint venture with         $79.5 million
                                               United Country Brands      (our contribution)
                                               involving transfer of
                                               certain Land O'Lakes
                                               agronomy assets
                                               (July 2000)

1999     Terra Industries...................   Acquisition for cash       $70.7 million
                                               of selected
                                               agronomy retail
                                               distribution assets
                                               in the eastern
                                               United States
                                               (June 1999)


         Agro Distribution..................   Investment in joint        $50.0 million
                                               venture with CHS
                                               Cooperatives (June
                                               1999) formed to
                                               acquire selected
                                               northern and southern
                                               ag retail distribution
                                               assets from Terra
                                               Industries

      In June 1999, certain of the northern and southern retail agronomy assets of Terra Industries were acquired by Agro Distribution, our unconsolidated joint venture with CHS Cooperatives, which was subsequently contributed to Agriliance. The objective of this acquisition was to sell each retail agronomy location to one or more of our local cooperative members. Nearly all of the northern locations have been sold. We were unable to sell most of the southern locations. Operation of these locations resulted in significant losses in 2000 and 2001. These losses were reflected in our agronomy segment as a reduction to our investment in Agro Distribution for the first seven months of 2000 and were recorded through our investment in Agriliance thereafter as equity in earnings or loss from affiliated companies. The loss as of the end of July 2000 was $14.6 million, prior to the asset contribution to Agriliance. Subsequent to its contribution to Agriliance, the losses continued and we recorded an additional $20 million charge in 2000 (recorded in equity in earnings or loss of affiliated companies) related to the southern retail agronomy assets which were held for sale as of December 31, 2000. In 2001, with the hiring of a new Chief Executive Officer and after a proposed sale to an unaffiliated third party did not materialize, Agriliance decided to continue to operate the southern retail agronomy assets. As a result, $12.6 million of the reserve established in 2000 was reversed to earnings (recorded in equity in earnings or loss of affiliated companies) in 2001. In addition, we separately acquired in June 1999 a selected portion of Terra Industries' agricultural retail distribution assets, primarily those located in Indiana, Michigan and Ohio. Nearly all of these locations have now been sold to local cooperative members. Operation of these assets held for sale resulted in a loss of $11.9 million (which was reflected in selling and administration expense) in 2000.

      In October 2001, we acquired Purina Mills, Inc. The total purchase price of the Purina Mills acquisition was $358.6 million. The acquisition added $86.9 million of goodwill and $98.9 million of other intangible assets to our balance sheet. This acquisition resulted in a substantial increase in our leverage (long-term debt, including Capital Securities, to capital) from 43.5% at December 31, 2000 to 56.1% at December 31, 2001 and increased interest costs by approximately $40 million annually. By the end of 2002, we expect to have implemented programs that would enable us to generate recurring annual cost savings of approximately $50 million as a result of the acquisition, relative to costs that would have been incurred separately. In 2002, we expect to generate approximately $25 million in savings, which are expected to be essentially offset by plant closing, severance, employee relocation and information technology integration costs of approximately $24 million.

First Quarter 2002 Outlook

       We expect to report a net loss for the first quarter ending March 31, 2002 compared with net earnings of $15.2 million for the first quarter ended March 31, 2001. First quarter comparisons will be impacted primarily by reduced earnings in our dairy foods segment, as well as in our animal feed and crop seed segments. Results in our dairy foods segment will be affected mainly by softness in demand for our consumer dairy products, increases in investment spending on brand and lower returns for cheese products produced in the Upper Midwest due to competitive pricing pressures on milk inputs. In our animal feed segment, results will be affected largely by one-time integration and restructuring costs associated with the Purina Mills acquisition, as well as by the effects of reduced sales volume due to warmer weather conditions. Crop seed segment results will be impacted by the effects of lower volume as favorable weather conditions and marketing programs in late 2001 contributed to an appreciable amount of seed product sales in the fourth quarter of 2001 that typically would have occurred in the first quarter of 2002. We also expect that our results from investments in joint ventures will be lower than a year ago. The major portion of the variance is expected to be reflected in our agronomy segment and attributable to weakness in crop nutrient margins due to soft demand and oversupply in the U.S. market.

RESULTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                            1999                    2000                   2001
                                   ---------------------   --------------------   --------------------
                                                   % OF                   % OF                   % OF
                                   $ AMOUNT       TOTAL     $ AMOUNT     TOTAL     $ AMOUNT      TOTAL
                                   ----------    -------   ----------    ------   ----------    ------
                                                          (DOLLARS IN MILLIONS)

NET SALES
Dairy foods ..................     $  3,291.1       58.6   $  3,194.2      55.4   $  3,572.4      59.8
Animal feed ..................          931.2       16.6      1,182.2      20.5      1,864.0      31.2
Crop seed ....................          190.8        3.4        365.5       6.3        413.6       6.9
Swine ........................           82.7        1.5        102.0       1.8        109.9       1.8
Agronomy .....................        1,023.3       18.2        857.0      14.9          0.0       0.0
Other ........................           96.7        1.7         67.9       1.2         13.5       0.3
                                   ----------    -------   ----------    ------   ----------    ------
  Total net sales ............     $  5,615.8              $  5,768.8             $  5,973.4
                                   ==========              ==========             ==========

                                                  % OF                    % OF                   % OF
                                                  NET                     NET                     NET
                                   $ AMOUNT      SALES     $ AMOUNT      SALES    $ AMOUNT      SALES
                                   ----------    -------   --------      -----    ----------    ------
COST OF SALES
Dairy foods ..................     $  3,003.5       91.3   $  2,823.0      88.4   $  3,228.4      90.4
Animal feed ..................          829.1       89.0      1,064.7      90.1      1,691.3      90.7
Crop seed ....................          152.0       79.7        308.5      84.4        354.2      85.6
Swine ........................           93.2      112.7         93.4      91.6         97.0      88.2
Agronomy .....................          933.8       91.3        794.6      92.7          0.0       0.0
Other ........................           88.8       91.8         61.9      91.2          7.7      57.0
                                   ----------    -------   ----------    ------   ----------    ------
  Total cost of sales ........        5,100.4       90.8      5,146.1      89.2      5,378.6      90.0
SELLING AND ADMINISTRATION EXPENSE
Dairy foods ..................          298.1        9.1        299.3       9.4        277.5       7.8
Animal feed ..................           80.7        8.7         84.4       7.1        130.4       7.0
Crop seed ....................           33.2       17.4         44.0      12.0         49.0      11.8
Swine ........................           10.0       12.1          7.9       7.7          5.2       4.7
Agronomy .....................           75.3        7.4         39.5       4.6         16.4       0.0
Other ........................            9.6        9.9         10.2      15.0          8.7      64.4
                                   ----------    -------   ----------    ------   ----------    ------
  Total selling and administration
       expense ...............          506.9        9.0        485.3       8.4        487.2       8.2
Restructuring and impairment
  charges ....................            3.9        0.1         54.2       0.9          3.7       0.1
                                   ----------    -------   ----------    ------   ----------    ------
Earnings from operations .....            4.6        0.1         83.2       1.4        103.9       1.7
Interest expense, net ........           44.7        0.8         52.4       0.9         56.1       0.9
(Gain) from divestiture of
  businesses .................          (54.2)       1.0        (89.0)      1.5          0.0       0.0
Equity in loss (earnings) of
  affiliated companies .......           (7.3)       0.1         35.6       0.6        (48.6)      0.8
Minority interest in (loss)
  earnings of subsidiaries ...           (0.1)       0.0         (1.4)      0.0          6.9       0.1
Earnings before income taxes
  and extraordinary item .....           21.5        0.4         85.6       1.5         89.5       1.5
Income tax expense (benefit) .            0.1        0.0        (13.7)      0.2          3.6       0.1
                                   ----------    -------   ----------    ------   ----------    ------
Earnings before extraordinary item       21.4        0.4   $     99.3       1.7   $     85.9       1.4
                                   ==========    =======   ==========    ======   ==========    ======


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net Sales

      Net sales in 2001 increased $204.6 million, or 3.5%, to $5,973.4 million, compared to net sales of $5,768.8 million in 2000. Excluding the effects of the contribution of certain of our agronomy assets to the Agriliance joint venture on July 28, 2000, the formation of the Advanced Food Products joint venture in March 2001 and the divestiture of our fluid dairy assets in July 2000, net sales in 2001 increased $1,296.7 million, or 27.8%, from $4,663.0 million in 2000 to $5,959.8 million in
2001. The increase was primarily attributed to the full-year effect of the Land O'Lakes Farmland Feed joint venture, which began operations in October 2000, increased average commodity dairy prices and the acquisition of Purina Mills in October 2001.

      Dairy Foods. Net sales in 2001 increased $378.2 million, or 11.8%, to $3,572.4 million, compared to net sales of $3,194.2 million in 2000. Excluding the effect of the fluid dairy divestiture and the Advanced Food Products joint venture, net sales increased $613.3 million, or 20.8%, from $2,945.4 million to $3,558.7 million. Average butter and cheese prices increased $0.49 per pound and $0.29 per pound, respectively, a significant increase compared to depressed prices which existed throughout 2000. The increase was driven by decreased milk supply as a result of the shrinking United States cow herds due to depressed prices in prior years. In general, we are able to pass through these higher prices. Consequently, favorable pricing increased net sales by $147.3 million for butter and $67.3 million for cheese. However, higher sales prices resulted in declines in dairy volumes as consumers shifted to substitute products or reduced consumption. Cheese volumes decreased 12.1 million pounds, representing a decrease in net sales of $22.0 million from the same period last year. Butter volumes were down 5.3 million pounds, representing a decrease in net sales of $8.8 million. In addition, the Gustine, CA cheese facility, acquired in July 2000, contributed $76.9 million in incremental sales to our dairy operations, and the Melrose, MN cheese joint venture in March 2001 resulted in $69.2 million of incremental sales. Sales of bulk cheese to co-packers and other manufacturers added $78.8 million in incremental sales. A combination of pricing and volume changes in other product categories accounted for the remaining increase of $120.0 million. Finally, sales in 2001 under our wholesale milk marketing program increased $84.6 million, or 11.8%, to $801.4 million, compared to $716.8 million in 2000. This increase was due to increases in the sale of milk to Dean Foods under an agreement established in July 2000 subsequent to Dean Foods' purchase of our fluid dairy assets.

      Animal Feed. Net sales in 2001 increased $681.8 million, or 57.7%, to $1,864.0 million, compared to net sales of $1,182.2 million in 2000. Most of the increase was a result of the full-year impact of the addition of Farmland Industries' feed assets to form the Land O'Lakes Farmland Feed joint venture, which accounted for $453.0 million of the growth in net sales from the prior period. The growth in sales in ingredient merchandising of $207.0 million, or 65.3%, from $316.8 million in 2000 to $523.8 million in 2001 was also driven by the consolidation of Farmland Industries' ingredient merchandising results (and is included in the $453.0 million increase in net sales). The Purina Mills acquisition in October 2001 contributed $195.4 million in incremental feed sales. Additionally, in July 2000, we increased our ownership from 50% to 100% in Nutra-Blend, L.L.C. (a Midwestern premix production company); and as a result, we consolidated their financial results into ours. Prior to July 1, 2000, we recorded our share of income from Nutra-Blend as equity income. This change in ownership and the subsequent consolidation of results added $37.9 million of net sales. Sales reductions with some of our large poultry integrator customers amounted to $6.1 million and offset some of the above increases.

      Crop Seed. Net sales in 2001 increased $48.1 million, or 13.2%, to $413.6 million, compared to net sales of $365.5 million in 2000. Strong volume growth resulted in increased sales of soybeans of $40.3 million, or 35.3%, increased sales of corn of $9.7 million, or 10.5%, and increased sales of alfalfa of $7.6 million, or 24.0%. Other seed categories grew by $16.4 million, or 29.5%. We shipped $42.0 million in sales in the fourth quarter of 2001 that historically would have occurred in the first quarter of 2002. These $42.0 million shipments reflected 87.3% of total sales growth and included $28.5 million for soybeans and $11.0 million for corn. An early fall harvest and mild winter allowed us to ship product early in the season, and third-party suppliers also provided incentives to customers to take seed product early. In addition, prior-year seed acquisitions, which were integrated into our existing seed business, contributed incremental volume growth. Some offsetting volume decline occurred in other seed categories, primarily cotton, resulting in a decline in sales of $26.0 million. The decline in cotton sales reflects the decision to direct bill from our vendor to our major cotton customer in 2001; consequently, we recorded only a sales support fee on such shipments as an offset to our selling expense.

      Swine. Net sales in 2001 increased $7.9 million, or 7.8%, to $109.9 million, compared to $102.0 million in 2000. The increase was due mainly to higher unit sales and improvements in market prices for hogs. While the number of market hogs sold increased by 36,537 with a corresponding sales increase of $4.2 million, the total number of feeder pigs sold decreased by 3,601 with a corresponding sales decrease of $0.2 million, resulting in a net increase in sales of $4.0 million. Strong consumer demand coupled with reduced hog production in the United States as a result of depressed hog prices in prior years increased the average market price in 2001 to about $46.52 per hundredweight versus an average market price of approximately $45.35 in 2000. The increase in average market hog prices of $1.17 per hundredweight increased sales by $2.1 million. The average price per feeder pig increased $0.41 from $47.63 in 2000 to $48.04 in 2001, which increased sales by $1.8 million. This increase was due primarily to the fact that we added more swine aligned contracts with a higher base price. In addition, we were reimbursed for higher feed costs in 2001, which also contributed to the increase in our average feeder pig sales price that year. We signed a packer agreement with a major United States pork processor effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. In 2001, this agreement reduced our sales by $0.7 million, since the agreement limits our upside as well as downside potential from market price swings.

      Agronomy. No agronomy segment sales were reported by Land O'Lakes for 2001, due to the contribution of our agronomy business to the Agriliance joint venture in 2000. Net sales for the period of January through July of 2000 were $857.0 million.

Cost of Sales

      Cost of sales in 2001 increased $232.5 million, or 4.5%, to $5,378.6 million, compared to cost of sales of $5,146.1 million in 2000. Cost of sales as a percent of net sales increased 0.8 percentage points to 90.0% for 2001, compared to 89.2% for the prior year. The formation of the Agriliance and Advanced Food Products joint ventures impacted our reported results because we no longer consolidate their results in our financial statements. In addition, we divested of our fluid dairy assets. Adjusting for the effects of these transactions, cost of sales increased $1,231.8 million, or 29.8%, to $5,366.0 million, compared to cost of sales of $4,134.2 million in 2000. Cost of sales as a percentage of net sales adjusted for the effects of these transactions increased 1.3 percentage points from 88.7% in 2000 to 90.0% in 2001. At the same time, the consolidation of our feed joint venture results in our financial statements added significantly to our cost of sales, resulting in an increase of $424.7 million. Higher average milk input costs and changes in our feed and seed product mix also contributed to the increase. For 2001, patronage income from other cooperatives that was directly attributable to product purchases amounted to $6.2 million, compared to $3.9 million for 2000. Our cost of sales was reduced by these amounts.

      Dairy Foods. Cost of sales in 2001 increased $405.4 million, or 14.4%, to $3,228.4 million, compared to cost of sales of $2,823.0 million in 2000. Cost of sales as a percent of sales increased 2.0 percentage points from 88.4% in 2000 to 90.4% in 2001. Excluding the effects of the divestiture of our fluid dairy assets and the formation of the Advanced Food Products joint venture, cost of sales increased $610.2 million to $3,215.8 million in 2001, compared to $2,605.6 million in 2000. Cost of sales as a percent of sales, excluding the effect of the divestiture and the joint venture, increased 1.9 percentage points, from 88.5% in 2000 to 90.4% in 2001. The increase in cost of sales was largely due to higher average milk costs and higher prices for bulk cheese and butter. Specifically, costs increased $147.3 million for butter and $67.3 million for cheese. These cost increases were partially offset by reduced sales volume, which decreased cost of sales by $20.9 million in cheese and $13.4 million in butter. The effect of the Melrose, MN joint venture and Gustine, CA cheese plant acquisition permitted us to sell more products and resulted in incremental cost of sales of $73.8 million and $71.6 million, respectively. Increased sales of bulk cheese to co-packers and other manufacturers contributed $74.6 million in incremental cost of sales growth. Finally, cost of sales for other products increased $105.1 million over the prior year. Energy costs increased by $8.9 million over the prior year. Plant underutilization in the upper Midwest due to shrinking milk supplies also contributed to the increase in cost of sales. Cost of sales in 2001 under our wholesale milk marketing program increased $95.9 million, or 13.5%, to $806.8 million, compared to $710.9 million in 2000.

      Animal Feed. Cost of sales in 2001 increased $626.6 million, or 58.8%, to $1,691.3 million compared to $1,064.7 million in 2000. The majority of the increase in cost of sales was due to the Land O'Lakes Farmland Feed joint venture, which added $424.7 million in costs, including $252.5 million in ingredient merchandising cost. As a result, our ingredient merchandising cost of sales was $507.2 million for 2001, compared to $309.4 million in 2000, the increase being driven primarily by the addition of the Farmland Industries ingredient merchandising results. The acquisition of Purina Mills added $162.7 million in cost of sales for 2001, and the consolidation of Nutra-Blend added another $32.0 million in incremental cost of sales. Cost of sales as a percent of sales increased 0.6 percentage points, from 90.1% in 2000 to 90.7% in 2001. The increase was due primarily to lower margins on Farmland Industries products. Partially offsetting these lower-margin Farmland Industries products were certain Purina Mills product lines, which carry a comparatively higher margin than our traditional product lines. An unrealized hedging loss in 2001 related to corn and soybean meal futures contracts increased cost of sales by $3.7 million. Additionally, costs increased more than sales growth due to higher energy costs and plant employee costs, which resulted in $4.0 million of additional cost. IOIC as a percent of cost of sales decreased from 18.9% in 2000 to 18.5% in 2001 due to the change in product mix mentioned above.

      Crop Seed. Cost of sales in 2001 increased $45.7 million, or 14.8%, to $354.2 million, compared to cost of sales of $308.5 million in 2000. Cost of sales as a percent of sales increased 1.2 percentage points, from 84.4% in 2000 to 85.6% in 2001. Cost of sales increased for soybeans ($38.6 million), corn ($9.6 million), alfalfa ($4.4 million) and other forages ($4.8 million), primarily from volume growth due to early shipment of $42.0 million of product that historically would have occurred in the first quarter of 2002. This early shipment accounted for $36.1 million, or 79.0%, of the cost of sales increase and included $24.5 million for soybeans and $9.5 million for corn. Reduction in sales of lower margin products such as cotton partially offset the impact of this additional volume and resulted in an overall improvement of our cost of sales ratio. An unrealized hedging loss in 2001 related to soybean futures contracts added $2.3 million to cost of sales.

      Swine. Cost of sales in 2001 increased $3.6 million, or 3.9%, to $97.0 million, compared to $93.4 million in 2000. Cost of sales as a percent of sales decreased 3.4 percentage points from 91.6% to 88.2% of sales due to reduced losses in our cost-plus program and the improvement in hog market prices. Additional unit sales added $3.4 million in cost of sales, while lower production cost per unit reduced cost of sales by $0.3 million. An unrealized hedging loss increased cost of sales by $0.4 million.

      Agronomy. No cost of sales was reported by Land O'Lakes in 2001, due to the contribution of our agronomy business to the Agriliance joint venture in 2000. Cost of sales for 2000 was $794.6 million.

Selling and Administration Expense

      Selling and administration expense in 2001 increased $1.9 million, or 0.4%, to $487.2 million, compared to selling and administration expense of $485.3 million in 2000. Selling and administration expense as a percent of sales decreased 0.2 percentage points from 8.4% in 2000 to 8.2% in 2001. Excluding the effects of the formation of our Agriliance and Advanced Food Products joint ventures and the divestiture of our fluid dairy assets, selling and administration expense increased $48.9 million, or 11.6%, to $470.2 million in 2001, compared to $421.3 million in 2000. The full-year effect of the formation of the Land O'Lakes Farmland Feed joint venture contributed to the increase. Selling and administration expense as a percent of sales excluding the effect of the divestiture and the formation of the Agriliance and Advanced Food Products joint ventures decreased 1.1 percentage points from 9.0% in 2000 to 7.9% in 2001.

      Dairy Foods. Selling and administration expense in 2001 decreased $21.8 million, or 7.3%, to $277.5 million, compared to $299.3 million in 2000. Selling and administration expense as a percent of sales decreased 1.6 percentage points from 9.4% in 2000 to 7.8% in 2001. Excluding the effects of the divestiture of our fluid dairy assets and the formation of the Advanced Food Products joint venture, selling and administration expense for 2001 was $277.0 million, up $2.1 million, or 0.8%, compared to $274.9 million in 2000. This increase was primarily due to an increase in advertising and promotion expense of $4.9 million, primarily to promote our foodservice and branded deli cheese, offset by reductions in administration expense. Excluding the effects of the divestiture and the joint venture, selling and administration expense as a percent of sales decreased 1.5 percentage points from 9.3% in 2000 to 7.8% in 2001.

      Animal Feed. Selling and administration expense in 2001 increased $46.0 million, or 54.5%, to $130.4 million, compared to $84.4 million in 2000. Selling and administration expense as a percent of sales declined 0.1 percentage points from 7.1% in 2000 to 7.0% in 2001. The change in selling and administration expense was partially due to the consolidation of Farmland Industries' feed operations, which added $22.0 million in expense. Additionally, the consolidation of Purina Mills' business resulted in increased selling and administration expense of $25.3 million. Selling and administration expense as a percent of IOIC decreased from 42.4% in 2000 to 41.8% in 2001.

      Crop Seed. Selling and administration expense in 2001 increased $5.0 million, or 11.4%, to $49.0 million, compared to $44.0 million in 2000. Selling expense increased $2.0 million, while advertising and promotion spending increased $1.0 million due to increased sales and promotional efforts. Income for sales support to

Agriliance, which is accounted for as an offset to selling and administration expense, decreased $1.0 million. Administration expense increased $0.2 million. Selling and administration expense as a percent of sales decreased 0.2 percentage points, from 12.0% in 2000 to 11.8% in 2001.

      Swine. Selling and administration expense in 2001 decreased $2.7 million, or 34.2%, to $5.2 million, compared to $7.9 million in 2000. Selling and administration expense as a percent of sales decreased from 7.7% in 2000 to 4.7% in 2001. A gain on the sale of swine facilities contributed $1.9 million to the decrease. Reductions in administrative staff and reduced information systems spending resulted in savings of $1.1 million, partially offset by an increase in corporate administration allocations of $0.3 million compared to the prior year.

      Agronomy. Selling and administration expense in 2001 decreased $23.1 million, or 58.5%, to $16.4 million, compared to $39.5 million in 2000, due to the formation of the Agriliance joint venture. Results for 2000 included seven months of consolidated selling and administration expense from our agronomy businesses prior to the contribution of certain of our agronomy assets to Agriliance on July 28, 2000 and parent administrative support charges for the remaining five months of 2000. Subsequent to the formation of Agriliance, we continued to record allocated parent expenses for interest on our investment in Agriliance and corporate overhead. In addition, selling and administration expense in 2001 included $3.6 million in losses recorded for eastern agronomy assets held for sale, compared to losses of $11.9 million recorded in 2000.

Restructuring and Impairment Charges

      In 2001, Land O'Lakes recorded restructuring and impairment charges of $3.7 million, compared to $54.2 million in 2000. Dairy foods recorded a restructuring charge of $1.7 million, which had not been paid at December 31, 2001, for severance costs for 63 production employees resulting from the consolidation of production facilities. Animal feed reversed $5.7 million of a prior-year restructuring charge primarily due to a change in business strategy following the Purina Mills acquisition, which resulted in the decision to continue to operate plants that were held for sale at December 31, 2000. An impairment charge of $6.0 million related to our animal feed operation in Mexico and held for sale at December 31, 2001, was recorded in order to value the business at its expected selling price less costs of disposal. Swine recorded an impairment charge of $1.8 million to reduce the book value of undeveloped land with permit issues to its estimated fair value.

      In 2000, we recorded restructuring and impairment charges of $54.2 million. A restructuring charge of $9.7 million resulted from initiatives within Land O'Lakes Farmland Feed LLC to consolidate facilities and reduce personnel. Of the $9.7 million, $7.2 million related to the closing and planned sale of 12 plants and consisted of $5.5 million to write down the book value of the plants and $1.7 million for demolition expense and incidental exit costs. The remaining $2.5 million represented severance and outplacement costs for 119 non-plant employees. An impairment charge of $44.5 million resulted from a reduction in the carrying amounts of certain impaired assets to their estimated fair value, determined on the basis of third-party appraisals or estimated cash flows. The impairment was related to cheese marketing and production assets that were significantly underutilized due to changes in consumer product preferences and costs associated with sourcing raw materials.

      We anticipate restructuring charges of approximately $24 million in 2002 related to the integration of Purina Mills into Land O'Lakes Farmland Feed. In addition, we anticipate restructuring charges of approximately $9 million in 2002 related to the consolidation of dairy operations in the upper Midwest and California.

Interest Expense

      Interest expense in 2001 was $56.1 million compared to $52.4 million in 2000. The $3.7 million, or 7.1%, increase primarily resulted from increased borrowing to finance the Purina Mills acquisition, offset by lower interest rates for most of the year. Average debt balances increased by $111.5 million over 2000. CoBank patronage reduced interest expense by $1.3 million in 2001, compared to $1.1 million in 2000. Combined interest rates for borrowings, excluding CoBank patronage, averaged 6.6% in 2001, compared to 7.2% in 2000.

Gain on Divestitures

      In 2001, we did not divest of any businesses. In 2000 we recorded a gain of $88.5 million from the divestiture of our fluid dairy assets and a gain of $0.5 million from the divestiture of a swine subsidiary. We used funds from these divestitures to reduce outstanding debt balances.

Equity in Loss or Earnings of Affiliated Companies

      In 2001, equity in earnings of affiliated companies was $48.6 million compared to a loss of $35.6 million in 2000. Results in 2001 included earnings from Agriliance of $34.2 million, various dairy, feed and swine joint ventures of $12.6 million, and MoArk of $1.8 million. Results in 2000 primarily reflected a loss from Agriliance of $32.4 million.

      The increase in equity in Agriliance earnings of $66.6 million over the prior year was mainly attributable to the full-year effect of the joint venture. In 2001, we recorded twelve months of our 50% share of Agriliance results. In 2000, we recorded only five months of our 50% share of Agriliance results (August through December), subsequent to the contribution of certain of our agronomy assets to Agriliance in July 2000. Due to the seasonal nature of the agronomy business, most of the revenues and earnings tend to occur during the spring planting and early summer growing seasons. In 2001, we recorded equity in earnings from Agriliance of $35.1 million for the first seven months and equity in losses of $13.5 million for the last five months, excluding a $12.6 million reversal pertaining to the reserve related to assets held for sale established in 2000. For the five-month period August through December 2000, we recorded equity in loss of Agriliance of $12.4 million, excluding a one-time $20 million reserve for assets held for sale. The $12.6 million reversal to earnings in 2001 of the $20 million reserve that Land O'Lakes recorded in 2000 resulted from the decision to retain and operate Agriliance's southern retail distribution assets that were previously held for sale as of December 31, 2000.

Minority Interest in Loss or Earnings of Subsidiaries

      In 2001, we recorded minority interest in earnings of subsidiaries of $6.9 million compared to a loss of $1.4 million in 2000. Minority interest in earnings of animal feed related subsidiaries was $8.0 million, partially offset by minority interest in the earnings of other consolidated subsidiaries.

Income Taxes

      Income tax expense was $3.6 million in 2001, compared with a tax benefit of $13.7 million in 2000. The tax expense was attributed to a more normalized level of non-member income and holdbacks as compared to 2000. The 2000 tax benefit resulted from non-member losses, primarily due to impairment charges and losses associated with the repositioning of agronomy retail distribution assets acquired in 1999. The effect of allocated patronage refunds reduced our statutory tax rate from 35.0% to a tax rate of 7.4% for 2001 compared to a tax credit of 22.3% in 2000. The disposal of investments, partially offset by the effect of foreign operations and other factors further reduced our tax rate, resulting in an effective tax rate of 4.0% for 2001, compared to an effective tax rate of (16.0)% in 2000.

Extraordinary Loss or Gain on Early Extinguishment of Debt, Net of Income Taxes

      In 2001, an extraordinary loss on early extinguishment of debt of $14.5 million, net of an income tax benefit of $9.0 million, was incurred on the refinancing of our debt in conjunction with the Purina Mills acquisition. In 2000, an extraordinary gain on early extinguishment of debt of $3.6 million, net of income taxes of $0.8 million, was realized on the repurchase of $9.3 million of our Capital Securities.

Net Earnings

      Net earnings decreased $31.4 million to $71.5 million in 2001, compared to $102.9 million in 2000.

Allocation of Net Earnings

      In 2001, net earnings of $73.3 million from member business were allocated to member equities, and retained earnings were reduced by $1.8 million, reflecting minor losses from non-member business. In 2000, net earnings of $136.9 million were allocated to member equities, and retained earnings were reduced by $34.0 million. The 2000 allocation to member equities reflected the gain on the sale of the fluid dairy business, which was recorded as a gain from member business. Conversely, in 2000 retained earnings decreased primarily because the impairment charge of $44.5 million, which was related to the write-down of cheese marketing and production assets, pertained to non-member business.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net Sales

      Net sales in 2000 increased $153.0 million, or 2.7%, to $5,768.8 million, compared to net sales of $5,615.8 million in 1999. Increases in sales resulted from the January 2000 acquisition of Madison Dairy Produce Co. (a private label butter company) in January 2000, the formation of Land O'Lakes Farmland Feed in October 2000, the acquisition of the Gustine, CA cheese plant, and the acquisition of selected seed assets throughout the year. Partially offsetting these increases were the divestiture of our fluid dairy assets in July 2000 and the contribution of certain of our agronomy assets to Agriliance in July 2000 as well as the divestiture of our flavoring business in October 1999. Excluding the effects of the fluid dairy and flavoring business divestitures and the formation of the Agriliance joint venture, sales increased $498.1 million, or 11.7%, to $4,750.1 million in 2000, compared to $4,252.0 million in 1999.

      Dairy Foods. Net sales in 2000 decreased $96.9 million, or 2.9%, to $3,194.2 million, compared to net sales of $3,291.1 million in 1999. Excluding the effect of the fluid dairy and flavoring business divestitures, net sales increased $81.8 million, or 2.8%, from $2,950.6 million to $3,032.4 million. The acquisitions of Madison Dairy and the Gustine, CA cheese plant contributed $195.6 million and $25.9 million, respectively, in incremental sales to our dairy operations. Butter volumes increased over the prior year by 8.1 million pounds, resulting in a net sales increase of $14.8 million. Decreased sales in other categories, primarily retail cheese, lowered sales by $20.5 million. Finally, sales in 2000 under our wholesale milk marketing program decreased $134.0 million, or 15.7%, to $716.8 million, compared to $850.8 million in 1999, due to increased demand for milk at our manufacturing facilities as a result of sales volume growth.

      Animal Feed. Net sales in 2000 increased $251.0 million, or 27.0%, to $1,182.2 million, compared to net sales of $931.2 million in 1999, mainly as a result of the formation in October 2000 of Land O'Lakes Farmland Feed, which accounted for $160.9 million of the sales increase. Additionally, our 2000 net sales included five months of Nutra-Blend's net sales, which accounted for a sales increase of $36.9 million. In 2000, we also realized strong volume increases of 48.2% in our ingredient merchandising activities, accounting for increased sales of $103.1 million from $213.7 million in 1999 to $316.8 million in 2000 (and is included in the $160.9 million increase in net sales as a result of the formation of Land O'Lakes Farmland Feed).

      Crop Seed. Net sales in 2000 increased $174.7 million, or 91.6%, to $365.5 million, compared to net sales of $190.8 million in 1999. This increase principally reflects the effect of the purchase of certain seed assets (Wilfarm and Agro Distribution) in 2000, as well as internal growth. These acquisitions contributed 168.7 million pounds in soybean volume. As a result of the combined 2000 seed acquisitions, soybean sales volume nearly tripled over 1999 from 118.3 million pounds to 340.0 million pounds. Corn seed volume increased from 29.3 million pounds to 57.0 million pounds, which corresponded to an increase of $76.4 million, from $38.0 million in 1999 to $114.4 million in 2000. Growth from other categories amounted to $27.0 million. New product lines in cotton and rice from the 2000 acquisitions contributed $23.4 million to the sales. Sales prices for the most part remained flat in 2000 compared to 1999.

      Swine. Net sales in 2000 increased $19.3 million, or 23.3%, to $102.0 million, compared to $82.7 million in 1999. The increase was due to improvements in market prices for hogs and increased unit sales. Strong consumer demand coupled with reduced hog production in the United States as a result of depressed hog prices in prior years increased the average market price to about $45 per hundredweight versus an average market price of approximately $34 in 1999. The increase in average market hog prices of $11.90 per hundredweight increased sales by $13.0 million. Total feeder pigs and market hogs sold in 2000 was 80,000 head more than in 1999, increasing sales by an additional $6.3 million. The average price per feeder pig increased $2.80 from $44.83 in 1999 to $47.63 in 2000. This increase was due primarily to the fact that we added more swine aligned contracts with a higher base price. In addition, we were reimbursed for higher feed costs in 2000, which also contributed to the increase in our average feeder pig sales price that year. We signed a packer agreement with a major United States pork processor effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. In 2000, this agreement contributed $0.2 million to our swine sales growth.

      Agronomy. Net sales in 2000 decreased $166.3 million, or 16.3%, to $857.0 million, compared to net sales of $1,023.3 million in 1999. Results for the year 2000 included seven months of consolidated sales from our agronomy businesses prior to July 29, 2000, and no sales for the remaining five months of 2000 due to the contribution of certain of our agronomy assets to the Agriliance joint venture. Sales through July 2000 increased $136.9 million, or 19.0%, to $857.0 million, compared to $720.1 million for the prior year period due to 1999 acquisitions.

Cost of Sales

      Cost of sales in 2000 increased $45.7 million, or 0.9%, to $5,146.1 million, compared to cost of sales of $5,100.4 million in 1999. The formation of Land O'Lakes Farmland Feed contributed to the cost of sales increase. Cost of sales as a percent of net sales decreased 1.6 percentage points from 90.8% to 89.2%, largely due to lower raw material costs in all of our business segments, particularly bulk butter, bulk cheese and soybeans as a feed ingredient. Excluding the effects of the fluid dairy and flavoring business divestitures and the formation of the Agriliance joint venture, cost of sales increased $337.6 million, or 8.7%, to $4,212.0 million, compared to $3,874.4 million in 1999. Excluding these effects, cost of sales as a percent of net sales decreased 2.4 percentage points from 91.1% in 1999 to 88.7% in 2000. In 2000, patronage income from other cooperatives that was directly attributable to product purchases decreased $4.9 million, or 55.7%, to $3.9 million, compared to $8.8 million in 1999. Our cost of sales was reduced by corresponding amounts.

      Dairy Foods. Cost of sales in 2000 decreased $180.5 million, or 6.0%, to $2,823.0 million, compared to cost of sales of $3,003.5 million in 1999. Cost of sales as a percent of sales decreased 2.9 percentage points, from 91.3% in 1999 to 88.4% in 2000. Excluding the effect of the fluid dairy and flavoring business divestitures, cost of sales decreased $27.9 million to $2,683.4 million in 2000, compared to $2,711.3 million in 1999. Cost of sales as a percent of sales, excluding the effect of the above divestitures, decreased 3.4 percentage points, from 91.9% in 1999 to 88.5% in 2000. Declining milk input prices reduced cheese costs by $122.8 million and butter costs by $10.3 million. Contributing to the decrease was the fact that no material inventory write-downs occurred in 2000 as compared to write-downs of $62.1 million in 1999, which were accounted for as an increase in cost of sales. Partially offsetting the decrease driven by reduced market prices was the acquisition of Madison Dairy, which added $187.7 million to cost of sales in 2000 and the acquisition of the Gustine, CA plant, which added $26.3 million to cost of sales in 2000. Increased labor, energy and other fixed manufacturing costs added $22.0 million to cost of sales in 2000. Finally, cost of sales in 2000 under our wholesale milk marketing program decreased $129.9 million, or 15.4%, to $710.9 million, compared to $840.8 million in 1999.

      Animal Feed. Cost of sales in 2000 increased $235.6 million, or 28.4%, to $1,064.7 million compared to $829.1 million in 1999. This increase was due primarily to the consolidation of Farmland Industries' feed business ($149.3 million) and the consolidation of Nutra-Blend ($33.6 million). The increase in ingredient merchandising of $100.3 million was driven primarily by the addition of the Farmland Industries ingredient merchandising results. Cost of sales as a percent of sales increased 1.1 percentage points from 89.0% in 1999 to 90.1% in 2000 primarily due to the consolidation of Farmland Industries' lower margin products. Farmland Industries traditionally sold a significant amount of lower-margin commercial feed compared to Land O'Lakes. IOIC as a percent of cost of sales decreased from 21.2% in 1999 to 18.9% in 2000 due mainly to the change in product mix resulting from the Land O'Lakes Farmland Feed joint venture.

      Crop Seed. Cost of sales in 2000 increased $156.5 million, or 103.0%, to $308.5 million, compared to $152.0 million in 1999. Cost of sales as a percent of sales increased 4.7 percentage points, from 79.7% to 84.4%. The increase was primarily driven by acquisitions, which added $123.3 million to seed cost of sales. Changes in the seed product mix driven by these acquisitions contributed to the overall increase in the cost of sales ratio. Prior to the 2000 seed acquisitions, our seed product mix contained a large proportion of higher-margin proprietary products. The acquisitions added significant volumes of lower-margin third-party products to our mix, particularly soybeans and corn.

      Swine. Cost of sales in 2000 increased $0.2 million, or 0.2%, to $93.4 million, compared to $93.2 million in 1999. Cost of sales as a percent of sales decreased from 112.7% to 91.6% of sales due to the improvement in hog market prices and reduced losses in our cost-plus program. Average hog market prices improved $11 per hundredweight from $34 to $45 due to increased demand for live hogs and reduced production as a result of record-low hog prices in 1998 and 1999. Cost of sales in our cost-plus program, a marketing support program, is impacted by the hog market, because when market hog prices fall below support levels, we are obligated to make up the difference between sales price and support price, which increases our cost of sales. The increased hog market price lowered the cost-plus cost of sales by $6.4 million compared to 1999. Lower cost-plus cost of sales was partially offset by increased sales volume, which added $5.8 million to cost of sales and higher average corn prices, which increased $0.12 per bushel from $1.79 in 1999 to $1.91 in 2000 and increased cost of sales by $0.8 million.

      Agronomy. Cost of sales in 2000 decreased $139.2 million, or 14.9%, to $794.6 million, compared to cost of sales of $933.8 million in 1999, primarily due to the formation of the Agriliance joint venture. Results for 2000 included seven months of consolidated sales from our agronomy businesses prior to July 28, 2000, and no sales for the remaining five months of 2000 due to the contribution of certain of our agronomy assets to Agriliance. Cost of sales through July 2000 increased $133.4 million, or 20.2%, to $794.6 million, compared to $661.2 million for the prior year period. Cost of sales as a percent of sales increased 0.9 percentage points from 91.8% through July 1999 to 92.7% through July 2000 due to 1999 acquisitions.

Selling and Administration Expense

      Selling and administration expense in 2000 decreased $21.6 million, or 4.3%, to $485.3 million, compared to selling and administration expense of $506.9 million in 1999. Selling and administration expense as a percent of sales decreased 0.6 percentage points from 9.0% in 1999 to 8.4% in 2000. Excluding the effects of the fluid dairy and flavoring business divestitures as well as the formation of Agriliance, selling and administration expense increased $40.0 million, or 10.4%, to $426.5 million in 2000, compared to $386.5 million in 1999. The formation of the Land O'Lakes Farmland Feed joint venture contributed to the increase. Selling and administration expense as a percent of sales excluding the effect of the divestitures and the formation of Agriliance decreased 0.1 percentage points from 9.1% in 1999 to 9.0% in 2000.

      Dairy Foods. Selling and administration expense in 2000 increased $1.2 million, or 0.4%, to $299.3 million, compared to $298.1 million in 1999. Selling and administration expense as a percent of sales increased 0.3 percentage points from 9.1% in 1999 to 9.4% in 2000. Excluding the effects of the fluid dairy and flavoring business divestitures, selling and administration expense for 2000 was $280.0 million, up $27.1 million, or 10.7%, compared to $253.0 million in 1999. Excluding these effects, selling and administration expense as a percent of sales increased 0.6 percentage points, from 8.6% in 1999 to 9.2% in 2000. This increase was primarily due to an increase in advertising and promotion expense of $17.8 million, primarily to promote our branded deli cheese and butter. The acquisition of Madison Dairy Produce Co. in 2000 added $2.0 million in selling and administration expense. Compensation and benefits increases accounted for the majority of the remaining $7.6 million increase.

      Animal Feed. Selling and administration expense in 2000 increased $3.7 million, or 4.6%, to $84.4 million, compared to $80.7 million in 1999. Selling and administration expense as a percent of sales declined 1.6 percentage points from 8.7% in 1999 to 7.1% in 2000. The change in selling and administration expense was mostly due to the consolidation of Farmland Industries' feed operations, which added $8.4 million in expense. Offsetting this increase was a $4.0 million decrease in the amount of foreign currency exchange losses recorded by the international feed operations, from $4.1 million in 1999 to $0.1 million in 2000. Selling and administration expense as a percent of IOIC decreased from 46.0% in 1999 to 42.4% in 2000.

      Crop Seed. Selling and administration expense in 2000 increased $10.8 million, or 32.5%, to $44.0 million, compared to $33.2 million in 1999. Administration expense increased $7.5 million and selling expense increased $5.8 million due to additional headcount from acquisitions. These additional costs were partially offset by $2.5 million in savings generated from synergies in the areas of selling, advertising and promotion, and administrative support. Selling and administration expense as a percent of sales decreased 5.4 percentage points, from 17.4% in 1999 to 12.0% in 2000.

      Swine. Selling and administration expense in 2000 decreased $2.1 million, or 21.0%, to $7.9 million, compared to $10.0 million in 1999. Selling and administration expense as a percent of sales decreased from 12.1% in 1999 to 7.7% in 2000. Reduction in information systems costs and staff reductions contributed to the decreased cost. In 1999, we implemented a new software system, which increased our administrative costs. With the implementation complete, information systems costs declined by $1.5 million in 2000. In addition, administrative staff reductions resulted in savings of $0.6 million.

      Agronomy. Selling and administration expense in 2000 decreased $35.8 million, or 47.5%, to $39.5 million, compared to $75.3 million in 1999, due to the formation of the Agriliance joint venture. Results for 2000 included seven months of consolidated selling and administration expense from our agronomy businesses prior to the contribution of certain of our agronomy assets to Agriliance on July 28, 2000 and parent administrative support charges for the remaining five months of 2000. Selling and administration expense for the seven months prior to the formation of Agriliance increased $1.0 million, or 2.3%, to $45.3 million in 2000, compared to $44.3 million for 1999. Selling and administration expense as a percent of sales decreased 0.9 percentage points from 6.2% through July 1999 to 5.3% through July 2000. Subsequent to the contribution of assets to Agriliance, we continued to record parent overhead expenses. In addition, selling and administration expense in 2000 included $11.9 million in losses recorded for eastern agronomy assets held for sale, while in 1999 no losses were recorded because the assets had been held for sale for less than one year from the date of acquisition.

Restructuring and Impairment Charges

      In 2000, Land O'Lakes recorded restructuring and impairment charges of $54.2 million compared to $3.9 million in 1999. A reduction in the carrying amounts of certain impaired dairy foods assets to their estimated fair value resulted in an impairment charge of $44.5 million in 2000. The impairment was related to cheese marketing and production assets that were under-utilized due to changes in consumer product preferences and costs associated with sourcing raw materials. Restructuring charges of $9.7 million in 2000 resulted from initiatives within the newly formed Land O'Lakes Farmland Feed joint venture to consolidate facilities and reduce personnel. This restructuring charge consisted of $7.2 million for the write-down of assets held for sale to their estimated fair value, demolition expense and incidental exit costs, and $2.5 million in severance and outplacement costs for 119 non-plant employees. The impairment charge of $3.9 million in 1999 was related to the under-utilization of our cheese production assets in Poland.

Interest Expense

      Interest expense in 2000 was $52.4 million compared with $44.7 million in 1999. The $7.7 million, or 17.2%, increase primarily resulted from increased borrowing to finance acquisitions and from higher interest rates. Average debt balances increased by $86.6 million over 1999. CoBank patronage reduced interest expense by $1.1 million in 2000, compared to an increase in interest expense of $1.3 million in 1999. Combined interest rates for borrowings excluding CoBank patronage averaged 7.2% in 2000, compared to 6.2% in 1999.

Gain on Divestitures

      In 2000, we realized a gain of $88.5 million from the divestiture of our fluid dairy assets and a gain of $0.5 million from the divestiture of certain swine assets. In 1999, a gain of $54.2 million was recorded on the sale of a flavoring business. We used funds from these divestitures to reduce outstanding debt balances.

Equity in Loss or Earnings of Affiliated Companies

      In 2000, equity in loss of affiliated companies was $35.6 million compared to equity in earnings of $7.3 million in 1999. Results for 2000 included losses from Agriliance of $32.4 million and Agro Distribution of $14.6 million and earnings from MoArk of $3.5 million, various swine joint ventures of $3.5 million, and earnings of $4.4 million from other affiliated companies.

Minority Interest in Loss or Earnings of Subsidiaries

      In 2000, we recorded a minority interest in loss of subsidiaries of $1.4 million compared to a loss of $0.1 million in 1999. Minority interest in loss of animal feed related subsidiaries was $1.8 million, partially offset by minority interest in the earnings of other consolidated subsidiaries.

Income Taxes

      Income taxes decreased $13.8 million to a tax benefit of $13.7 million in 2000, compared with a tax expense of $0.1 million in 1999. The tax benefit was attributed to non-member losses, which included impairment charges and losses associated with the agronomy retail distribution assets held for sale, that were acquired directly or indirectly from Terra Industries in 1999. The tax benefit from the non-member losses was partially offset by the non-member portion of the gain from the divestiture of fluid dairy assets. The effect of allocated patronage refunds reduced our statutory tax rate from 35.0% to a tax credit of 20.4% for 2000 compared to a tax credit of 22.3% in 1999. The amortization of goodwill, the effect of foreign operations, and other factors increased our tax rate, resulting in an effective tax rate of (16.0)% for 2000, compared to an effective tax rate of 0.5% in 1999.

Extraordinary Loss or Gain on Early Extinguishment of Debt, Net of Income Taxes

      In 2000, an extraordinary gain on early extinguishment of debt of $4.4 million, net of income taxes of $0.8 million, was realized on the repurchase of $9.3 million of our Capital Securities.

Net Earnings

      Net earnings increased $81.5 million to $102.9 million in 2000, compared to $21.4 million in 1999.

Allocation of Net Earnings

      In 2000, net earnings of $136.9 million were allocated to member equities, and retained earnings were reduced by $34.0 million. Member equities increased because the gain on the sale of the fluid dairy business was recorded as a gain from member business. Conversely, retained earnings decreased primarily because the impairment charge of $44.5 million, which was related to the write-down of cheese marketing and production assets, pertained to non-member business. In 1999, net earnings of $27.3 million were allocated to member equities, and retained earnings were reduced by $5.9 million.

LIQUIDITY AND CAPITAL RESOURCES

      We rely on cash from operations, borrowings under our bank facilities and bank term debt and other institutionally placed funded debt as the main sources for financing working capital requirements, additions to property, plant and equipment and to complete acquisitions and joint ventures. Other sources of funding consist of leasing arrangements, a receivables securitization and the sale of non-strategic assets. Total long-term debt was $1,147.5 million, including $190.7 million in Capital Securities, as of December 31, 2001 and $662.7 million, including $190.7 million in Capital Securities, as of December 31, 2000.

      Net cash from operating activities was $274.3 million for the year ended December 31, 2001, $115.2 million for the year ended December 31, 2000, and $59.0 million for the year ended December 31, 1999. For the year ended December 31, 2001, net cash from operating activities was $159.1 million more than in 2000. This increase was primarily due to the effects of changes in our working capital management, partially offset by decreased earnings. For the year ended December 31, 2000, net cash from operating activities was $56.2 million more than in 1999 due to earnings improvements, somewhat offset by the effects of the reduction of working capital such as inventory and accounts payable related to the contribution of assets to Agriliance.

      Net cash flows used by investing activities was $461.2 million for the year ended December 31, 2001, $82.6 million for the year ended December 31, 2000, and $147.1 million for the year ended December 31, 1999. The significant increase in 2001 was primarily due to the Purina Mills acquisition.

      Net cash flows provided (used) by financing activities was $313.1 million for the year ended December 31, 2001, $(226.4) million for the year ended December 31, 2000 and $281.4 million for the year ended December 31,

1999. For the year ended December 31, 2001, proceeds of $1,369.5 million resulted from new financing, offset by the payment of $935.1 million on existing long-term debt and the payment of $53.8 million on short-term debt. For the year ended December 31, 2000, payments of $179.1 million were made to reduce long-term debt. For the year ended December 31, 1999, proceeds of $303 million resulted from issuance of long-term debt.

      Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Following the Purina Mills acquisition, we have significantly increased our leverage. As of December 31, 2001 we had $1,147.5 million outstanding in long-term debt, including $190.7 million of Capital Securities, and $53.5 million outstanding in short-term debt. In addition, as of December 31, 2001, $228.3 million was available under a $250 million revolving credit facility for working capital and general corporate purposes, after giving effect to $21.7 million of outstanding letters of credit, which reduce availability. Total equity as of December 31, 2001 was $836.5 million. On a pro forma basis, for 2001, our interest expense would have been $73.3 million, including dividends on Capital Securities.

      The principal term loans consist of a $325.0 million syndicated Term Loan A Facility with a final maturity of five years and a $250.0 million syndicated Term Loan B Facility with a final maturity of seven years. Each of these facilities was fully drawn at closing of the Purina Mills acquisition on October 11, 2001. Our $250.0 million revolving credit facility terminates on June 28, 2004.

      Borrowings under the term loans and the revolving credit facility bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins are dependent upon Land O'Lakes credit ratings.

      The Term Loan A Facility is prepayable at any time without penalty. The Term Loan B Facility is prepayable with a penalty of 3% during the first year, 2% during the second year, 1% during the third year, and no penalty thereafter. The term loans will be subject to mandatory prepayments, subject to certain limited exceptions, in an amount equal to (1) 50% of excess cash flow of Land O'Lakes and the subsidiaries restricted pursuant to our credit agreement, (2) 100% of the net cash proceeds of asset sales and dispositions of property of Land O'Lakes and the restricted subsidiaries, if not reinvested, (3) 100% of any casualty or condemnation receipts by Land O'Lakes and the restricted subsidiaries, if not used to repair or replace assets, (4) 100% of joint venture dividends or distributions received by Land O'Lakes or the restricted subsidiaries, to the extent that they relate to the sale of property, casualty or condemnation receipts, or the issuance of any equity interest in the joint venture, (5) 100% of net cash proceeds from the sale of inventory or accounts receivable in a securitization transaction to the extent cumulative proceeds from such transactions exceed $100.0 million and (6) 100% of net cash proceeds from the issuance of unsecured senior or subordinated indebtedness issued by Land O'Lakes. In February 2002, we made a $33.8 million prepayment on Term Loan A Facility and a $16.2 million prepayment on Term Loan B Facility, of which 75% was mandatory and 25% was optional.

      The amortization schedules for the Term Loan A and Term Loan B Facilities are provided below. (Schedules reflect the impact of the February 2002 prepayment.)

                              TERM LOAN A     TERM LOAN B
                              -----------     -----------
2002 (paid 2/22/02)...        $33,782,609     $ 16,217,391
2003..................         54,337,200        2,116,744
2004..................         71,064,057        2,822,325
2005..................         94,752,077        2,822,325
2006..................         71,064,057        2,822,325
2007..................                 --        2,822,325
2008..................                 --      220,376,564
                              -----------     ------------
     Total............        $325,000,000    $250,000,000
                              ============    ============

      In November 2001, we issued $350 million of senior notes. These notes bear interest at a fixed rate of 8 3/4% and mature on November 15, 2011. The notes are callable beginning in year six at a redemption price of 104.375%. In years seven and eight, the redemption price is 102.917% and 101.458%, respectively. The notes are callable at par beginning in year nine.

      In 1998, Capital Securities in an amount of $200 million were issued by a trust subsidiary of ours, and the net proceeds were used to acquire a junior subordinated note of ours. The holders of these securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028 and correspond to the payment terms of the junior subordinated debentures which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of December 31, 2001, the outstanding balance of Capital Securities was $190.7 million.

      The credit agreements relating to the term loans and revolving credit facility and the indenture relating to the 8 3/4% senior notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreements relating to the term loans and revolving credit facility require us to maintain certain financial ratios. Indebtedness under the term loans and revolving credit facility is secured by substantially all of the material assets of Land O'Lakes, Inc. and its wholly-owned domestic subsidiaries (other than LOL Finance Co. and LOLFC, LLC) and Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC), including real and personal property, inventory, accounts receivable, intellectual property and other intangibles, other than those receivables which have been sold in connection with our receivables securitization. Indebtedness under the term loans and revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries (other than LOL Finance Co. and LOLFC, LLC) and Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC). The 8 3/4% senior notes are unsecured but are guaranteed by the same entities which guaranty the obligations under the term loans and revolving credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

      In order to reduce overall financing costs, the Company entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC and Purina Mills, LLC sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Farmland Feed. This subsidiary is a qualifying special purpose entity ("QSPE") under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes Farmland Feed LLC or Land O'Lakes, Inc. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables times the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes, Inc. and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, we have retained reserves for estimated losses. $75.8 million was initially drawn under this securitization and was used to repay a $75 million bridge facility with CoBank. Any additional draws under the receivables securitization facility will be used to pay down outstanding borrowings under our revolving credit facility.

      In addition, we lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $29.8 million in 2001, $31.7 million in 2000 and $26.7 million in 1999. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases. We are also contingently liable for a $114 million synthetic lease entered into by Cheese and Protein International, LLC, ("CPI"), a consolidated joint venture 70% owned by us, for the construction of a cheese and whey plant. The construction of the plant has been financed by a special purpose entity. The special purpose entity is not consolidated in our financial statements and we have accounted for this arrangement as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases", as amended. The base term of the lease commences upon substantial completion of the plant expected at the end of March 2002 and expires on the fifth anniversary, unless we request and the lessor approves one or more one-year base term extensions, which could extend the base term to no more than ten years. The interest rate on the lease is LIBOR-based and actual lease payments will vary with short-term interest rate fluctuations. Future minimum lease payments under this lease are included in the table below. At the conclusion of the lease term, CPI is obligated to pay the remaining lease balance. In the event CPI defaults on its obligations under the lease, we could elect one of the following options: (i) assume the lease obligations of CPI,
(ii) purchase the leased assets, (iii) fully cash collateralize the lease or
(iv) nominate a replacement lessee to be approved by the lessor. As of December 31, 2001, the amount of the contingent liability was $79.8 million, the lease balance as of that date.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      At December 31, 2001, we had certain contractual obligations, which required us to make payments as follows:

                PAYMENTS DUE BY PERIOD (AS OF DECEMBER 31, 2001)

                                                                                                     AFTER
CONTRACTUAL CASH OBLIGATIONS                   TOTAL        1 YEAR      2-3 YEARS      4-5 YEARS    5 YEARS
----------------------------                   -----        ------      ---------      ---------    -------
                                                                     (IN THOUSANDS)
Revolving Credit
  Facility(1) ..........................    $       --     $     --    $      --      $      --    $      --
Long-Term Debt(2) ......................     1,167,011       19,546      160,107        179,721      807,637
Operating Leases(3) ....................       233,138       27,323       52,387         42,151      111,277
                                            ----------     --------    ---------      ---------    ---------
     Total Contractual

       Obligations .....................    $1,400,149     $ 46,869    $ 212,494      $ 221,872    $ 918,914
                                            ==========     ========    =========      =========    =========

----------

(1) Maximum $250 million facility, of which $228.3 million was available as of December 31, 2001. $21.7 million of this commitment was unavailable due to outstanding letters of credit.

(2) Term Loan A and Term Loan B Facilities are subject to certain mandatory prepayment obligations in certain events as explained above. See "Off-balance Sheet Arrangements" for information concerning our receivables securitization program.

(3) Includes lease payments under the synthetic lease identified above, which is an off-balance sheet contingent liability. See "Off-balance Sheet Arrangements."

      We expect that our total capital expenditures will be approximately $90 million in 2002 and approximately $96 million in 2003. Of such amounts, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures is required each year.

      We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the term debt, the revolving credit facilities and the 8 3/4% senior notes.

RECENT ACCOUNTING PRONOUNCEMENTS

      We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, effective January 1, 2001. The standard requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. The impact upon adoption did not have a material effect on the consolidated financial statements.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 was effective immediately and SFAS No. 142 was effective January 1, 2002. Under the provisions of SFAS No. 141, no amortization of goodwill is recorded on acquisitions (except for acquisitions of cooperatives) completed after June 30, 2001. Existing goodwill and other intangible assets were amortized until the January 1, 2002 adoption of SFAS No. 142. Goodwill related to the acquisition of cooperatives and the formation of joint ventures will continue to be amortized at least until the Financial Accounting Standards Board provides further guidance. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these statements on the financial statements at this time, including whether it will require the recognition of any transitional impairment losses as a cumulative effect of a change in accounting principle. We will review our goodwill balances for potential impairment by the third quarter of 2002. Amortization expense related to goodwill that will cease to be amortized under SFAS No. 142 was $6.2 million for the year ended December 31, 2001. As of January 1, 2002, the Company had unamortized goodwill in the amount of $160.7 million and no unamortized identifiable intangible assets, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142.

      In April 2001, the Emerging Issues Task Force (EITF) issued a consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." EITF No. 00-25 deals with the accounting for consideration paid from a vendor (typically a manufacturer or distributor) to a retailer, including slotting fees, cooperative advertising arrangements and buy-downs. The guidance in EITF 00-25 generally requires that these incentives be classified as a reduction of sales. The consensus is effective for the Company in the first quarter of fiscal year 2002. We are currently assessing the impact of adopting EITF No. 00-25, which has no impact on net earnings.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets". We have elected to adopt SFAS No. 144 as of January 1, 2001 and have applied its provisions in our financial statements. The impact of the adoption did not have a material effect on the consolidated financial statements.

RISK FACTORS

OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT OBLIGATIONS AND OPERATE OUR BUSINESS.

      We are highly leveraged and have significant debt service obligations. As of December 31, 2001, after eliminating intercompany activity, our aggregate outstanding indebtedness was $1,201.0 million, excluding unused commitments, and our total equity was $836.5 million. For the year ended December 31, 2001, giving pro forma effect to the acquisition of Purina Mills as of January 1, 2001, our interest expense would have been $73.3 million. We may incur additional debt from time to time to finance strategic acquisitions, investments and alliances, capital expenditures or for other purposes, subject to the restrictions contained in the New Credit Facilities and in the indenture.

      Our substantial debt could have important consequences to persons holding our outstanding indebtedness, including the following:

      - we will be required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances and other general corporate requirements;

      - our interest expense could increase if interest rates in general increase because a substantial portion of our debt will bear interest at floating rates;

      - our substantial leverage will increase our vulnerability to general economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors which are less leveraged;

      - our debt service obligations could limit our flexibility to plan for, or react to, changes in our business and the dairy and agricultural industries;

      - our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements;

      - our level of debt may prevent us from raising the funds necessary to repurchase all of our 8-3/4% senior notes due 2011 tendered to us upon the occurrence of a change of control, which would constitute an event of default under the senior notes; and

      - our failure to comply with the financial and other restrictive covenants in our debt instruments, which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk".

SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

      We expect to obtain the cash to make payments on our debt and to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements from our operations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure investors that our business will generate sufficient cash flow from operations, that we will realize currently anticipated cost savings, net sales growth and operating improvements on schedule, or at all, or that future borrowings will be available to us under our credit facilities, in each case, in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we cannot service our indebtedness, we will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital, which may adversely affect our membership and affect their willingness to remain members. We cannot assure investors that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, the terms of existing or future indebtedness agreements may restrict us from adopting any of these alternatives. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

DESPITE OUR SUBSTANTIAL LEVERAGE, WE WILL BE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR SUBSTANTIAL LEVERAGE, INCLUDING OUR ABILITY TO SERVICE OUR DEBT.

      The agreements governing our debt will permit us, subject to certain conditions to incur a significant amount of additional indebtedness. In addition, we may incur additional debt under our $250.0 million revolving credit facility, of which approximately $227.6 million was available to us as of December 31, 2001. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, could intensify.

RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS LIMIT OUR ABILITY TO FINANCE FUTURE OPERATIONS OR CAPITAL NEEDS OR ENGAGE IN OTHER BUSINESS ACTIVITIES THAT MAY BE IN OUR INTEREST.

      The terms of our current debt agreements impose, and the terms of any future debt may impose, operating and other restrictions on us and certain of our subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, among other things, our and our subsidiaries' ability to:

      -     incur additional debt;

      -     issue redeemable equity interests and preferred equity interests;

      -     pay dividends or make other distributions;

      -     repurchase equity interests;

      - make other restricted payments including, without limitation, investments;

      -     create liens;

      -     redeem debt that is junior in right of payment to existing debt;

      - sell or otherwise dispose of assets, including capital stock of subsidiaries;

      -     enter into agreements that restrict dividends from subsidiaries;

      -     enter into sale/leaseback transactions;

      -     enter into mergers or consolidations; and

      -     enter into transactions with affiliates.

In addition, the agreements governing certain of our outstanding indebtedness also require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

      The restrictions contained in our debt agreements could:

      - limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

      - adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could trigger cross default provisions in the agreements governing our other debt. If a default occurs, certain of our debt agreements allow the lenders to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable which would result in an event of default under the indenture governing our senior notes and a termination event under the agreements governing our receivables securitization. Lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, those lenders will also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If this debt was to be accelerated, we cannot assure investors that our assets would be sufficient to repay in full that indebtedness and our other indebtedness. If not cured or waived, such default could have a material adverse effect on our business and our prospects.

CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD ADVERSELY AFFECT OUR BUSINESS.

    Like other food manufacturing businesses, we are subject to the risks of:

      - evolving consumer preferences and nutritional and health-related concerns; and

      - changes in food distribution channels, such as consolidation of the supermarket industry and other retail outlets that result in a smaller customer base and intensify the competition for fewer customers.

      To the extent that consumer preference evolves away from products that we produce for health or other reasons, and we are unable to create new products that satisfy new consumer preferences, there will be a decreased demand for our products. There has been a recent trend toward consolidation among food retailers which we expect to continue. As a result, these food retailers are selecting product suppliers who can meet their needs nationwide. If we are not selected by these food retailers for one or more of our products, our sales volumes could be significantly reduced. In addition, national distributors or regional food brokers could choose not to carry our products. Because of the high degree of consolidation of national food distributors, the decision of a single such distributor not to carry our products could have a serious impact. Any of these could have a material adverse effect on our business, financial condition, and results of operations.

COMPETITION IN THE INDUSTRY MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

      Our business segments operate in highly competitive industries. In addition, some of our business segments compete with companies that have greater capital resources, research and development staffs, facilities, diversity of product lines and brand recognition than ours. Increased competition as to any of our products could result in reduced prices which would reduce our margins and negatively affect our business, financial condition and results of operations.

      Our competitors may succeed in developing new or enhanced products which are better than ours. These companies may also prove to be more successful in marketing and selling their products than we are with ours. We cannot make any assurances that we will continue to be able to compete successfully with any of these companies.

      Sectors of the dairy industry are highly fragmented, with the bulk of the industry consisting of national and regional competitors. However, consolidation among food retailers is leading to increased competition for fewer customers. If we are unable to meet our customers' needs, we may lose major customers, which could materially adversely affect our business and financial condition.

      The animal feed industry is highly fragmented, with the bulk of the industry consisting of many small local manufacturers, several regional manufacturers and a limited number of national manufacturers. However, as meat processors become larger they tend to integrate their business by acquiring or constructing their own feed production facilities. As a result, the available market for commercial feed may become smaller and competition may increase, which could materially adversely affect our business and financial condition. In addition, purchasers of commercial feed tend to select products based on price rather than manufacturer. Furthermore, some of our feed products are purchased from third parties with minimal further processing by us. As a result of this price competition and the lack of significant processing for some of our products, the barriers to entry for competing feed products are low.

      The crop seed industry consists of large companies such as Pioneer Hi-Bred International, Monsanto Company and Syngenta which possess large genetic databases and produce and distribute a wide range of seeds, as well as niche companies which distribute seed products for only one or a few crops. Because approximately 88% of our crop seed sales come from sales of alfalfa, soybeans, corn and forage and turf grasses, technological developments by our competitors in these areas could result in significantly decreased sales and could materially adversely affect our business and financial condition.

      The swine industry is highly fragmented with the bulk of the industry consisting of many regional producers. However, as pork processors become larger they tend to integrate their businesses by acquiring their own swine production facilities. As a result, the demand for weanling and feeder pigs and market hogs produced by independent producers may decrease and competition among independent producers may increase.

      The wholesale agronomy industry consists of a few national crop protection product distributors such as UAP, Helena and Wilbur-Ellis, a few national crop nutrient product distributors such as Cargill, IMC, PCS, Agrium and Royster-Clark, as well as smaller regional brokers and distributors. Competition in the industry may intensify as distributors consolidate to increase distribution capabilities and efficiencies and as chemical manufacturers sell directly to customers and bypass distributors such as Agriliance, which could materially adversely affect Agriliance's business and our financial condition.

OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY EXTREME WEATHER CONDITIONS.

      Our operating results within many of our segments are affected by seasonal fluctuations of our sales and operating profits. There is significantly increased demand for butter in the months prior to Thanksgiving and Christmas. Because our supply of milk is lowest at this time, we produce and store surplus quantities of butter in the months preceding the increase in demand for butter. As a result, we are subject both to the risk that butter prices may decrease and that increased demand for butter may never materialize, resulting in decreased net sales.

      Our animal feed sales are seasonal, with a higher percentage of sales generated during the fourth and first quarters of the year. This seasonality is driven largely by weather conditions affecting sales of our beef cattle products. If the weather is particularly warm during the winter, then sales of feed for beef cattle may decrease because the cattle may be better able to graze under warmer conditions.

      The sales of crop seed and crop nutrient and crop protection products are dependent upon the planting and growing season, which varies from year to year, resulting in both highly seasonal patterns and substantial fluctuations in our quarterly sales and operating profits. Most sales of our seed products and of Agriliance's agronomy products are in the first half of the year during the spring planting season in the United States. If the spring is particularly wet, farmers will not apply crop nutrient and crop protection products because they will be washed away and ineffective if applied.

      Live hog and wholesale pork prices are also affected by seasonal factors. Because of production times for hogs, there are generally fewer hogs available in the second quarter, causing live hog and wholesale pork prices to be higher at these times. Conversely, there are generally more hogs available in the fourth quarter, which generally causes live hog and wholesale pork prices to be lower on average during these months.

      In addition, severe weather conditions and natural disasters, such as floods, droughts, frosts or earthquakes, or adverse growing conditions, diseases and insect-infestation problems may reduce the quantity and quality of commodities available for processing by us. For example, dairy cows produce less milk when subjected to extreme weather conditions, including hot and cold temperatures. A significant reduction in the quantity or quality of commodities harvested or produced due to adverse weather conditions, disease, insect problems or other factors could result in increased processing costs and decreased production, with adverse financial consequences to us.

INCREASED ENERGY AND GAS COSTS COULD ADVERSELY AFFECT OUR BUSINESS.

      We require a substantial amount of electricity, natural gas and gasoline to manufacture, store and transport our products. The prices of electricity, natural gas and gasoline fluctuate significantly over time. Many of our products compete based on price and we may not be able to pass on increased costs of production, storage or transportation to our customers. As a result, increases in the cost of electricity, natural gas or gasoline could substantially harm our business and results of operations. For instance, prices for natural gas, a key component in the manufacture of fertilizer, increased from approximately $2.50 per million Btu in January 2000 to approximately $10.00 per million Btu in January 2001. Depending upon the type of fertilizer produced, a one dollar increase in the price of gas can result in increased fertilizer costs ranging from $11.70 to $33.50 per ton. Agriliance was not able to pass on the entire increase in fertilizer costs to customers; therefore Agriliance's margins on fertilizer products were lower than they would have been had natural gas and fertilizer costs remained constant. In addition, the higher sales price of fertilizer resulted in a reduction of expected sales volume.

      Our dairy business requires a continuous supply of energy to refrigerate raw materials and finished products. Our largest dairy processing facility is located in California, which recently experienced an energy crisis that disrupted our dairy processing operations and increased our expenses. As a result of blackouts at our Tulare, California plant, to date we have been forced to dispose of approximately one million pounds of milk (which represents approximately 10% of one day's throughput at that plant). Although we have added electrical generating capacity at the Tulare plant, future blackouts at this or other plants may result in the interruption of our processing operations and the loss of perishable ingredients and products which could substantially harm our business and results of operations.

OUTBREAKS OF DISEASE CAN ADVERSELY AFFECT OUR NET SALES AND OPERATING MARGINS.

      The productivity and profitability of our businesses depend on animal and crop health and on disease control.

      We face the risk of outbreaks of mad cow disease, which could lead to the destruction of beef cattle and dairy cows and decreased demand for dairy and beef products. If this occurs, we would also face reduced milk supply and increased cost to produce our dairy products, which could have an adverse effect on our financial condition or results of operations. In addition, we could have decreased demand for our feed products as dairy and beef producers decrease their herd sizes due to decreased demand for dairy and beef products.

      We face the risk of outbreaks of foot-and-mouth disease, which could lead to a massive destruction of cloven-hoofed animals such as dairy cattle, beef cattle, swine, sheep and goats and significantly reduce the demand for meat products. Because foot-and-mouth disease is highly contagious and destructive to susceptible livestock, any outbreak of foot-and-mouth disease could result in the widespread destruction of all potentially infected livestock. Our feed operations could suffer as a result of decreased demand for feed products. If this happens, we could also have difficulty procuring the milk we need for our dairy operations and incur increased cost to produce our dairy products, which could have an adverse effect on our financial condition or results of operations. In addition, our ability to sell or transport hogs could be materially adversely affected.

      Outbreaks of plant diseases and pests could destroy entire crops of plants for which we sell crop seed. If this occurs, the crops grown to produce seed could also be destroyed, resulting in a shortage of crop seed available for us to sell for the next planting season. In addition, there may be decreased demand for our crop seed from farmers who choose not to plant those species of crops affected by these diseases or pests. Our results of operations could be materially adversely affected by these shortages and decreased demand.

OUR OPERATING PROFIT IS AFFECTED BY THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET.

      Many of our products, particularly in our dairy foods, animal feed and swine segments, use dairy or agricultural commodities as inputs or constitute dairy or agricultural commodity outputs. Consequently, our results are affected by the cost of commodity inputs and the market price of commodity outputs.

      We are major purchasers of commodities used as inputs in our dairy foods segment, namely milk, cream, butter and bulk cheese. Our dairy food outputs, namely butter, cheese and nonfat dry milk, are also commodities. We inventory a significant amount of the cheese and butter products we produce for sale to our customers at a later date and at the market price on that date. For example, we build significant butter inventories in the spring when milk supply is highest for sale to our retail customers in the fall when butter demand is highest. If the market price we receive at the time we sell our products is less than the market price on the day we made the products, we will have lower (or negative) margins which may have a material adverse impact on our results of operations. In addition, we maintain significant inventories of cheese for aging and face the same risk with respect to these products.

      In 1999, our earnings were significantly impacted by the dramatic declines in the price of cheese and butter, which caused significant devaluations of our inventory of cheese products and, to a lesser extent, butter. Based on data from the Chicago Mercantile Exchange, commodity block cheese prices began the year at $1.90 per pound and finished at $1.20 per pound, and commodity butter prices began at $1.43 per pound and finished at $0.88 per pound. These declining commodity prices occurred throughout the year as we were building our inventory necessary during the peak sales periods of fall and winter. The resulting $62.1 million inventory write-down partially accounted for the decrease in earnings of the dairy foods segment, as compared with 1998.

      The animal feed segment follows industry standards for feed pricing. The feed industry generally prices products on the basis of income over ingredient cost ("IOIC") per ton of feed. This practice mitigates the impact of volatility in commodity ingredient markets on our animal feed margins. However, if our commodity input prices were to increase dramatically, we may be unable to pass these prices on to our customers, who may find alternative feed sources at lower prices or may exit the market entirely. This could adversely affect our results.

      We have ownership interests in swine. In recent years, the market for hogs and wholesale pork has been the subject of extreme market fluctuations as a result of a number of factors, including industry expansion, processor capacity and consumer demand. In December 1998, the price of hogs hit its lowest point in nearly forty years, resulting in the price we received for a finished hog being substantially less than the cost to produce the hog. The prices for weanling and feeder pigs also decreased dramatically. As a result, in the fiscal years ended December 31, 2000 and 1999, on a pro forma basis, we experienced operating losses in the swine production business of approximately $8.3 million and $42.0 million, respectively. The Purina Mills portion of these losses was largely responsible for Purina Mills filing for bankruptcy.

      During the fiscal years ended December 31, 2000 and 1999, a large portion of these losses were attributable to our cost-plus contracts (or comparable contracts of Purina Mills), which guarantee swine producers certain minimum prices for feeder pigs. Although we do not intend to renew or extend these contracts, which expire over time, we may continue to incur losses under these contracts until the last one expires in 2005.

      We cannot predict the future costs or prices of these commodities. These markets will continue to experience significant price fluctuations, which may have a material adverse impact on our results.

DECREASE IN MILK SUPPLY COULD ADVERSELY AFFECT OUR SALES AND COST OF PRODUCTION.

      We operate 14 dairy facilities which are located in different regions of the United States. Milk production in certain regions, including the Midwest and Northeast is decreasing as smaller producers in these regions have ceased milk production and larger producers in the West have increased milk production. A producer, whether a member or a non-member, may decide not to supply milk to us or may decide to stop supplying milk to us when the term of its contractual obligation expires. Where milk production in the Midwest and Northeast is not sufficient to fully support our operations, or where producers decide not to supply us with milk, we may not be able to operate our plants or may be forced to transport milk from a distance. This could result in our inability to meet customer demand and cause a decrease in sales. In addition, our costs of production would be increased due to increased transportation costs.

WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

      We produce, market and sell products through numerous joint ventures with unaffiliated third parties. Our feed operations are operated though Land O'Lakes Farmland Feed, a joint venture in which we own 92% of the economic interest and we appoint three of the five managers to the Land O'Lakes Farmland Feed board of managers. We own 50% of the economic interest and have 50% of the governance rights in Agriliance, the joint venture through which a substantial portion of our agronomy business is operated. We own a 70% interest in Cheese & Protein International, a joint venture formed to produce cheese and whey. We are a member of CF Industries, which produces products that are distributed by Agriliance. In addition, we own 50% of the economic interest in MoArk, our egg production and marketing joint venture. We have many additional joint ventures and investments.

      The terms of each joint venture are different, but our joint venture agreements generally contain:

      - restrictions on our ability to transfer our ownership interest in the joint venture;

      - no right to receive distributions without the unanimous consent of the members of the joint venture; and

      - noncompetition arrangements restricting our ability to engage independently in the same line of business as the joint venture.

In addition to these restrictions, in connection with the formation of some of our joint ventures, we have entered into purchase or supply agreements which require us to purchase a minimum amount of the products produced by the joint venture or supply a minimum amount of the raw materials used by the joint venture. The day-to-day operations of some of our joint ventures are managed by us through a management contract and others are managed by other joint venture members. As a result, we do not have day-to-day control over certain of these companies.

AGRILIANCE'S BUSINESS MAY BE ADVERSELY AFFECTED BY AGRILIANCE'S DEPENDENCE UPON ITS SUPPLIERS.

      Agriliance relies on a limited number of suppliers for the agronomy products it sells. In 2001, approximately 58% of Agriliance's crop protection products were sourced from three suppliers. In addition, Agriliance procures approximately 80% of its fertilizer needs from CF Industries and Farmland Industries. In the event Agriliance is unable to purchase its agronomy products on favorable terms from these suppliers, Agriliance's business and our financial condition could be adversely affected.

A LOSS OF OUR COOPERATIVE TAX STATUS COULD HAVE AN ADVERSE IMPACT ON US AND OUR MEMBERS.

      Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives. As a cooperative, we are not taxed on earnings from member business that we deem to be patronage income allocated to our members. However, we are taxed as a typical corporation on the remainder of our earnings from our member business (those earnings which we have not deemed to be patronage income) and on earnings from nonmember business. If we were not entitled to be taxed as a cooperative, our tax liability would be significantly increased.

OUR LIMITED ACCESS TO EQUITY MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL.

      As a cooperative, we may not sell our common stock in the traditional equity markets. In addition, our articles of incorporation and by-laws contain limitations on dividends and liquidation preferences of any preferred stock we issue. These limitations restrict our ability to raise equity capital and may adversely affect our ability to compete with entities that do not face similar restrictions.

WE MAY NOT SUCCESSFULLY IMPLEMENT THE STRATEGIES RELATING TO OUR RECENT ACQUISITIONS OR ACHIEVE THE ANTICIPATED BENEFITS FROM THESE ACQUISITIONS.

      In addition to the acquisition of Purina Mills, we have added more than 20 joint ventures and acquisitions over the past five years. However, Purina Mills represents our largest acquisition to date. The integration and consolidation of Purina Mills as well as the other acquisitions into our business require substantial management, financial and other resources. Such integration involves a number of significant risks, including:

      -     unforeseen liabilities;

      - unanticipated problems with the quality of the assets of the acquired businesses;

      -     loss of customers;

      -     personnel turnover;

      -     loss of relationships with suppliers or service providers; and

      - diversion of management's attention from other aspects of our business.

      The effects of these risks and our inability to integrate and manage Purina Mills and the other acquired businesses successfully or to achieve a substantial portion of the anticipated cost savings from these acquisitions in the timeframe we anticipate, could have a material adverse effect on our business, financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

      We are subject to Federal, state and local laws and regulations relating to the manufacturing, labeling, packaging, health and safety, sanitation, quality control, fair trade practices, and other aspects of our business. In addition, zoning, construction and operating permits are required from governmental agencies which focus on issues such as land use, environmental protection, waste management, and the movement of animals across state lines. These laws and regulations may, in certain instances, affect our ability to develop and market new products and to utilize technological innovations in our business. In addition, changes in these rules might increase the cost of operating our facilities or conducting our business which would adversely affect our finances.

      Our dairy business is affected by Federal price support programs and federal and state pooling and pricing programs. Since 1949, the Federal government has maintained price supports for cheese, butter and nonfat dry milk. The government stands as a ready purchaser of these products at their price support levels. Historically, when the product price reached 110% of its price support level, the government would sell its inventory into the market, effectively limiting the price of these products. Because prices for these products have generally been higher than their support level for a number of years, the government currently has minimal inventories of cheese and butter. As a result, these commodity prices have been able to be greater than 110% of their price support levels for several years. According to data from the USDA, over the past five years, butter has sold at an average of 176% of the support price without reaching support levels, and cheese has sold at an average of 121% of the support price. However, cheese sold at or near support levels at points between October 2000 and January 2001. The 1996 Federal Agricultural Improvement and Reform Act ("FAIR") provided for the termination of dairy price supports. The termination of price supports was initially set to occur on December 31, 1999. This date was subsequently extended, and is currently set for May 31, 2002. On October 5, 2001, the United States House of Representatives passed a bill which, if enacted, would extend the dairy price supports until December 31, 2011. On February 12, 2002, the United States Senate passed a bill which, if enacted, would extend the dairy price supports until December 31, 2006. The extension of dairy price supports is a part of a much larger farm bill which is currently in conference committee. If FAIR is not renewed we will no longer benefit from the existence of price supports, which means that we will no longer have a ready purchaser of our products at a certain minimum price. This could have an adverse effect on our financial results.

      Federal and certain similar state regulations attempt to ensure that the supply of raw milk flows in priority to fluid milk and soft cream producers before producers of hard products such as cheese and butter. This is accomplished in two ways. First, the Federal market order system sets minimum prices for raw milk. The minimum price of raw milk for use in fluid milk and soft cream production is set as a premium to the minimum price of raw milk used to produce hard products. The minimum price of raw milk used to produce hard products is, in turn, set based on the market prices of cheese and butter. Second, the Federal market order system establishes a pooling program under which participants are required to send at least some of their raw milk to fluid milk producers. The specific amount varies based on region, but is at least 10% of the raw milk a participant handles. Certain areas in the country, such as California, have adopted systems which supersede the Federal market order system but are similar to it. In addition, because the Federal market order system is not intended as an exclusive regulation of the price of raw milk, certain states have, and others could, adopt regulations which could increase the price we pay for raw milk, which could have an adverse effect on our financial results. We also pay a premium above the market order price based on competitive conditions in different regions.

      Producers of dairy products which are participants in the Federal market order system pay into regional "pools" for the milk they use based on the amount of each class of dairy product produced and the price of those products. As described above, only producers of dairy products who send the required minimum amount of raw milk to fluid milk producers may participate in the pool. The amounts paid into the pool for raw milk used to make fluid milk and soft creams are set at a premium to the amounts paid into the pool for raw milk used to make cheese or butter. The pool then returns to each dairy product producer for raw milk it handled the weighted average price for all raw milk (including that used for fluid milk and soft creams, whose producers must pay into the pool) sold in that region. The dairy product producer pays at least this pool price to the dairy farmer for milk received. This pooling system provides an incentive for hard product producers to participate in the pool (and therefore supply the required minimum for fluid milk production) because the average price for raw milk received by these producers from the pool is more than the average price they pay into the pool.

      As a cooperative, we are exempt from the requirement that we pay pool prices to our members for raw milk supplied to us. However, as a practical matter, we must pay a competitive price to our members in order to ensure adequate supply of raw milk for our production needs and therefore our operations are affected by these regulations.

      If we did not participate in the pool, we would not receive the advantage of the average pool payment and we would not be able to pay our milk producers as much as participating processors without incurring higher costs for our raw milk. To maintain our participation in the federal market order program and avoid this competitive disadvantage, we must procure at least 110% of our raw milk requirements to meet our production needs. If we are unable to procure at least 110% of our requirements, we would have lower production which could have a material adverse affect on our results of operations. In addition, if the pool was eliminated we would be subject to additional market forces when procuring raw milk, which could result in increased milk costs and decreased supply, which could materially affect our business.

      As a manufacturer and distributor of food and animal feed products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations issued thereunder by the Food and Drug Administration ("FDA"). This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging, and safety of food. The FDA regulates manufacturing practices for foods through its good manufacturing practices regulations, specifies the standards of identity for certain foods and animal feed, and prescribes the format and content of certain information required to appear on food and animal feed product labels. In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission, or spread of communicable diseases. We and our products are also subject to state and local regulation through mechanisms such as the licensing of dairy manufacturing facilities, enforcement by state and local health agencies of state standards for food products, inspection of facilities, and regulation of trade practices. Modification of these Federal, state and local laws and regulations could increase our costs of sales or prevent us from marketing foods in the way we currently do and could have a material adverse effect on our business prospects, results of operations and financial condition.

      Pasteurization of milk and milk products is also subject to inspection by the United States Department of Agriculture. We and our products are also subject to state and local regulation through mechanisms such as the licensing of dairy manufacturing facilities, enforcement by state and local health agencies of state standards for food products, inspection of facilities, and regulation of trade practices in connection with the sale of food products. Modification of these Federal, state and local laws and regulations could increase our costs of sales or prevent us from marketing foods in the way we currently do and could have a material adverse effect on our business prospects, results of operations and financial condition.

      We distribute our animal feed products through a network of approximately 4,000 independent dealers. Various states in which these dealers are located have enacted dealer protection laws which could have the effect of limiting our rights to terminate dealers. In addition, failure to comply with such laws could result in awards of damages or statutory sanctions. As a result, it may be difficult to modify the way we distribute our feed products which may put us at a competitive disadvantage.

      Several states have enacted "corporate farming laws" that restrict the ability of corporations to engage in farming activities. Minnesota, North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Missouri, Iowa and Wisconsin, states in which we conduct business, have corporate farming laws. We believe that our operations currently comply with the corporate farming laws in these states and their exemptions, but these laws could change in the future and additional states could enact corporate farming laws that regulate our businesses. Even with the exemptions, these corporate farming laws restrict our ability to expand or alter our operations in these states.

INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD ADVERSELY IMPACT OUR COMPETITIVE POSITION.

      We rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. We cannot be certain that steps we have taken to protect our intellectual property will be adequate or that third parties will not infringe or misappropriate any of our intellectual property. Any infringement or misappropriation of our intellectual property could damage its value and could have a material adverse effect on our business, prospects, results of operations and financial condition. We may have to engage in litigation to protect our rights to our intellectual property, which could result in significant litigation costs and require a significant amount of management's time.

      We own several registered and unregistered trademarks that we use in the marketing and sale of our products, including LAND O LAKES, the Indian Maiden logo, Alpine Lace, New Yorker, Lake to Lake, Extra Melt, GRIP `N GO, CROPLAN GENETICS, Maxi Care, Amplifier Max and Omolene. However, the degree of protection that these trademarks afford us is unknown and these trademarks may expire or be terminated. In the event that someone infringes on or misappropriates our trademarks, the brand images and reputations which we have developed could be damaged.

      We also license our LAND O LAKES and the Indian Maiden logo trademarks to certain of our joint ventures and other third parties for use in marketing certain of their products. Pursuant to our trademark license agreement with Dean Foods Company, an unaffiliated third party, we have granted Dean Foods the right to market certain dairy products, including milk, under the LAND O LAKES brand name and the Indian Maiden logo. We have invested substantially in the promotion and development of our trademarked brands and establishing their reputation as high-quality products. Actions taken by these parties may damage our reputation and our trademarks' value.

      We believe that the recipes and production methods for our dairy and spread products and formulas for our feed products are trade secrets. In addition, we have amassed a large body of knowledge regarding animal nutrition and feed formulation which we believe to be proprietary. Because most of this proprietary information is not patented, it may be more difficult to protect. We rely on security procedures and confidentiality agreements to protect this proprietary information, however there can be no guarantee that such agreements and security procedures will keep others from acquiring this information. Any such dissemination or misappropriation of this information could have a material adverse effect on our business, prospects, results of operations and financial condition. We have patented formulas for a number of our milk replacement animal feed products. In the event that any of these patents expired or were found to be invalid, our competitors could more effectively compete with our products.

      Purina Mills, LLC, a wholly-owned subsidiary of Land O'Lakes Farmland Feed licenses the trademarks Purina, Chow and the "Checkerboard" Nine Square Logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. This license only gives Purina Mills the right to use these trademarks in the United States to market the particular products currently marketed by Purina Mills. Under the terms of the license agreement, Nestle Purina PetCare Company retains primary responsibility for protecting the licensed trademarks from infringement. If Nestle Purina PetCare Company fails to assert its rights to the licensed trademarks, Purina Mills may be unable to stop such infringement or cause them to do so. Any such infringement of the licensed trademarks, or of similar trademarks of Nestle Purina PetCare Company, could result in a dilution in the value of the licensed trademarks. Any such infringement or misappropriation of or the termination or expiration of existing licenses for, patents, trademarks or other intellectual property could have a material adverse effect on our animal feed segment business, prospects, results of operations and financial condition.

      Land O'Lakes Farmland Feed licenses certain trademarks from Land O'Lakes, including LAND O LAKES, the Indian Maiden logo, Maxi Care, and Amplifier Max, for use in connection with its animal feed and milk replacer products. Land O'Lakes Farmland Feed also licenses the Farmland trademark and other animal feed trademarks owned by Farmland Industries. If the license agreements in place between Land O'Lakes Farmland Feed and its members are terminated, it could have a material adverse effect upon Land O'Lakes Farmland Feed's business, prospects, results of operations and financial condition.

      We license trademarks and patents from others which we use to produce and market certain of the products we sell. If the licenses for these trademarks or patents are terminated or expire and are not renewed, our business, prospects, results of operations and financial condition may be materially and adversely affected.

OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

      Purina Mills' products are generally marketed under the trademarks Purina, Chow and the "Checkerboard" Nine Square Logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. Nestle Purina PetCare Company markets widely recognized products under the same trademarks and has given other unaffiliated companies the right to market products under these trademarks. A competitor of ours, Cargill, licenses from Nestle Purina PetCare Company the right to market the same types of products which we sell under these trademarks in countries other than the United States. Acts or omissions by Nestle Purina PetCare Company or other unaffiliated companies may adversely affect the value of the Purina, Chow and the "Checkerboard" Nine Square Logo trademarks and the demand for our products. Third-party announcements or rumors about these unaffiliated companies could also have these negative effects.

PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

      The sale of food products for human consumption involves the risk of injury to consumers and the sale of animal feed products involves the risk of injury to those animals as well as human consumers of those animals. Such hazards could result from:

      -     tampering by unauthorized third parties;

      -     product contamination (such as listeria and salmonella) or spoilage;

      - the presence of foreign objects, substances, chemicals, and other agents;

      - residues introduced during the growing, storage, handling or transportation phases; or

      - improperly formulated products which either do not contain the proper mixture of ingredients or which otherwise do not have the proper attributes.

      On January 17, 2001, Purina Mills voluntarily recalled one animal feed product that was manufactured at its Gonzales, Texas plant and shipped to one customer. Purina Mills discovered ruminant meat and bone meal in the product, which is not permitted in feed intended for ruminant animals. Purina Mills purchased the 1,222 cattle that were fed the product and used the cattle for nonhuman food purposes. This matter has now been settled.

      Since September 1, 1998, we have voluntarily recalled our products on four occasions as a precautionary measure. These recalls involved the suspected presence of metal pieces in 1/4 pound sticks of butter, the suspected contamination of milk and cream products with listeria, the presence of undeclared peanuts in caramel pecan ice cream and undeclared pineapple juice in orange juice. Three of these recalls were on products which were produced for us by third parties. None of these recalls resulted in material consumer claims against us.

      Because some of the products which we sell are produced for us by third parties, or contain inputs manufactured by third parties, we can provide no assurance that such third-party producers have adequate quality control standards, or that such products are not adulterated, misbranded, contaminated or otherwise defective. In addition, we license our LAND O LAKES brand for use on products produced and marketed by third parties, for which we receive royalties. We may be subject to claims made by consumers as a result of products manufactured by these third parties which are marketed under our brand names.

      We can provide no assurance that consumption of our products will not cause a serious health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even an inadvertent shipment of adulterated products is a violation of law and may lead to an increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies. There also can be no assurance that any such claims or liabilities will be covered by our insurance or by any rights of indemnity or contribution which we may have against others in the case of products which are produced by third parties. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our brand image, business, prospects, results of operations, and financial condition.

OUR BUSINESS IS SUBJECT TO THE RISK OF ENVIRONMENTAL LIABILITY AND WE COULD BE NAMED AS A RESPONSIBLE OR POTENTIALLY RESPONSIBLE PARTY.

      We are subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials. Violations of these laws and regulations may lead to civil and criminal fines and penalties or other sanctions. These laws and regulations may also impose liability for the cleanup of environmental contamination. We generate large volumes of waste water in connection with the manufacturing of our products. Changes in environmental regulations governing disposal of these materials could have a material adverse effect on our business, financial condition or results of operations.

      We use regulated substances in operating our manufacturing equipment and we use and store other chemicals on site (including acids, caustics and refrigeration chemicals). Agriliance stores petroleum products and other chemicals on-site (including fertilizers, pesticides and herbicides). Discovery of significant contamination or changes in environmental regulations governing the handling of these materials could have a material adverse effect on our business, financial condition, or results of operations.

      Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored, or disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including chemicals and fuel stored in underground and above-ground tanks, animal wastes and large volumes of wastewater discharges. As a result, the soil and groundwater at or under certain of our current and former facilities (and/or in the vicinity of such facilities) may have been contaminated, and we may be required to make material expenditures to investigate, control and remediate such contamination.

      We have potential responsibility for environmental conditions at a number of current and former facilities and at waste disposal facilities operated by third parties. We also have been identified as a Potentially Responsible Party under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") at several National Priority List sites and currently have unresolved liability with respect to the past disposal of hazardous substances at several such sites. CERCLA may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owners or operators of a contaminated property, and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at the property.

      In addition, federal and state environmental authorities have proposed new regulations and attempted to apply certain existing regulations for the first time to agricultural operations. These regulations could result in significant restraints on some of our operations, particularly our swine operations, and could require us to spend significant amounts of money to bring these operations into compliance. Any failure to comply could result in the imposition of fines and penalties. We cannot predict whether future changes in environmental laws or regulations might increase the cost of operating our facilities and conducting our business. Any such changes could adversely affect our business, financial condition or results of operations.

AN ADVERSE RULING AGAINST US IN CERTAIN LITIGATION COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      We are currently and from time to time involved in litigation incidental to the conduct of our business. The damages claimed against us in some of these cases are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

      In a letter dated January 18, 2001, we were identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for the hazardous waste located at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited us to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study in connection with the site, and also demanded that we reimburse the EPA approximately $8.9 million for remediation expenses already incurred at the site. We have responded to the EPA denying any responsibility, and have received no further communication from the EPA.

STRIKES OR WORK STOPPAGES COULD ADVERSELY AFFECT OUR BUSINESS.

      At March 1, 2002, approximately 27% of our employees were covered by collective bargaining agreements, some of which are due to expire within the year. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other nonunionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our business, financial condition or results of operations. See "Item 7. Business -- Employees" for additional information.

THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.

      We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team and other key employees. If members of the management team or other key employees become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

COMMODITY RISK

      In the ordinary course of business, we are subject to market risk resulting from changes in commodity prices associated with dairy and other agricultural markets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Factors Affecting Comparability -- Dairy and Agricultural Commodity Inputs and Outputs." To manage the potential negative impact of price fluctuations, we engage in various hedging and other risk management activities.

      As part of our trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk on the market value of our inventories and our fixed or partially fixed purchase and sale contracts. We do not utilize hedging instruments for speculative purposes.

      Certain commodities cannot be hedged with futures or option contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward sales contracts to the extent practical so as to arrive at a net commodity position within the formal position limits set by us and deemed prudent for each of those commodities. Commodities for which future contracts and options are available are also typically hedged first in this manner, with futures and options used to hedge within position limits that portion not covered by forward contracts.

INTEREST RATE RISK

      We are exposed to changes in interest rates. As of December 31, 2001, we had $575 million in debt outstanding under the credit agreements relating to the term loans and revolving credit facility, all of which is variable rate debt. Interest rate changes generally do not affect the market value of this debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Holding other variables constant, including levels of indebtedness, a one-percentage point increase in interest rates would have an estimated negative impact on pretax earnings and cash flows for the next year of approximately $5.8 million.

INFLATION RISK

      Inflation is not expected to have a significant impact on our business, financial condition or results of operations. We generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and notes thereto required pursuant to this Item begin immediately after the signature pages of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table sets forth certain information with respect to our directors and executive officers:

                NAME                     AGE                  TITLE
---------------------------------        ---     --------------------------------------------
John E. Gherty...................        58      President and Chief Executive Officer
Daniel Knutson...................        45      Senior Vice President and Chief Financial
                                                 Officer
Robert DeGregorio................        45      President, Land O'Lakes Farmland Feed
Duane Halverson..................        56      Executive Vice President and Chief Operating
                                                 Officer, Ag Services
John Prince......................        59      Senior Vice President, Western Region Dairy
                                                 Foods Group
Chris Policinski.................        43      Executive Vice President and Chief Operating
                                                 Officer, Dairy Foods
Don Berg.........................        55      Vice President, Public Affairs
John Rebane......................        55      Vice President and General Counsel
James Wahrenbrock................        60      Vice President, Planning and Business
                                                 Development
Dr. David Hettinga...............        61      Vice President and Chief Technical Officer
Karen Grabow.....................        52      Vice President of Human Resources
Lynn Boadwine....................        38      Director
Connie Cihak.....................        47      Director
James Fife.......................        52      Director, Chairman of the Board
D. Stanley Gomes.................        59      Director
Gordon Hoover....................        44      Director, Secretary
Peter Kappelman..................        39      Director, First Vice Chairman of the Board
Cornell Kasbergen................        44      Director
Paul Kent, Jr....................        51      Director
Charles Lindner..................        49      Director
John Long........................        52      Director
Manuel Maciel, Jr................        57      Director
Robert Marley....................        50      Director
Dayton Merrell...................        64      Director
Ronnie Mohr......................        53      Director
Art Perdue.......................        57      Director
Marlin Rasmussen.................        58      Director
Douglas Reimer...................        51      Director
Charles Schilling................        64      Director
Kenneth Schoenberg...............        54      Director
Laura Stacy......................        63      Director
James Sunde......................        54      Director
Robert Winner....................        53      Director
Larry Wojchik....................        50      Director, Second Vice Chairman of the Board
John Zonneveld, Jr...............        48      Director
Roger Ginder.....................        55      Nonvoting Advisory Member


      Unless otherwise indicated, each director of Land O'Lakes has been in his or her current profession for at least the past five years.

      John E. Gherty, President and Chief Executive Officer since 1989. Mr. Gherty began his career at Land O'Lakes in 1970 after completing graduate degrees in law and industrial relations at the University of Wisconsin. In the 1980s, he served as group vice president and chief administrative officer. He was appointed to his present position in 1989.

      Daniel Knutson, Senior Vice President and Chief Financial Officer of Land O'Lakes and Chief Financial Officer of Land O'Lakes Farmland Feed since 2000. Mr. Knutson began his career at the Company in 1978. He received his BS Degree in Accounting in 1977 and MBA with emphasis in Finance in 1988, both from Mankato State University, and has earned his CPA and CMA certifications.

      Robert DeGregorio, President of Land O'Lakes Farmland Feed LLC since 2000 and Manager of Land O'Lakes Farmland Feed since 2002. Mr. DeGregorio began his career at Land O'Lakes in 1982 in the Agriculture Research Department and became Vice President of Land O'Lakes Feed Division in 1997. He became President of Land O'Lakes Farmland Feed LLC at the formation of the joint venture in 2000.

      Duane Halverson, Executive Vice President and Chief Operating Officer of Ag Services since 1993 and Manager of Land O'Lakes Farmland Feed since 2000. Mr. Halverson began his career at Land O'Lakes in 1970 in corporate planning. He has served in a variety of executive positions at the Company, and now heads up Land O'Lakes Ag Services businesses, which include animal feed, crop seed and swine operations.

      John Prince, Senior Vice President, Western Region Dairy Foods Group, was appointed to this office in March of 2002. From 1999 to 2002, Mr. Prince served as our Executive Vice President and Chief Operating Officer of the Dairy Foods division's Industrial Group. From 1998 until 1999 Mr. Prince served as Senior Vice President of Dairy Foods, Western Region. Prior to this, Mr. Prince was the Chief Executive Officer of Dairyman's Cooperative Creamery Association. He held this position from March, 1994 until May, 1998 when Dairyman's Cooperative Creamery merged with our company.

      Chris Policinski, Executive Vice President and Chief Operating Officer of the Dairy Foods division, was appointed to this office in March, 2002. From 1999 to 2002, Mr. Policinski served as our Executive Vice President of the Dairy Foods division's Value Added Group. Mr. Policinski joined Land O'Lakes in 1997 with more than 21 years of management experience in the food industry. Prior to his current position, he was Vice President of Strategy, Business Development and International Development. Before joining Land O'Lakes, Chris spent four years with The Pillsbury Company in leadership roles in Marketing/General Management as Vice President of their Pizza and Mexican Food Groups.

      Don Berg, Vice President of Public Affairs since December, 2000. Prior to his appointment to this position Mr. Berg served as Vice President of Milk Procurement for 15 years. Don has been employed with our company for 30 years.

      John Rebane, Vice President and General Counsel since 1984. Mr. Rebane joined our company in 1973. He holds a Juris Doctor degree from the University of Minnesota.

      James Wahrenbrock, Vice President, Planning and Business Development since April, 2000 and Manager of Land O'Lakes Farmland Feed since October, 2000. Prior to his appointment to this position, Mr. Wahrenbrock served as Vice President Swine & New Ventures. He joined our company in 1976.

      Dr. David Hettinga, Vice President and Chief Technical Officer since 1989. Dr. Hettinga joined our company in 1983. He obtained a M.S. in Food Science from Purdue University, and a Ph.D. in Food Microbiology from Iowa State University.

      Karen Grabow, Vice President of Human Resources since September, 2001. Prior to joining our company, Karen was employed as the Vice President, Human Resources of Target Corporation. She held this position since 1993.

      Lynn Boadwine has held his position as director since 1999 and his present term of office as a director will end in 2004. Mr. Boadwine operates Boadwine Farms, Inc., a farm in South Dakota.

      Connie Cihak has held her position as director since 1994 and her present term of office as a director will end in 2004. Ms. Cihak operates a farm in Minnesota.

      James Fife has held his position as a director since 1991 and his present term of office as a director will end in 2002. Mr. Fife is general manager of Ag Supply Company in Wenatchee.

      D. Stanley Gomes has held his position as director since 1998 and his present term of office as a director will end in 2003. Mr. Gomes operates a dairy farm in California. He is the chair of the board's Dairy Foods Committee.

      Gordon Hoover has held his position as director since 1997 and his present term of office as a director will end in 2002. Mr. Hoover operates a dairy farm in Pennsylvania.

      Peter Kappelman has held his position as director since 1996 and his present term of office as a director will end in 2003. Mr. Kappelman is co-owner of Meadow Brook Dairy Farms, LLC, a dairy farm in Wisconsin.

      Cornell Kasbergen has held his position as director since 1998 and his present term of office as a director will end in 2002. Mr. Kasbergen operates a dairy in California.

      Paul Kent, Jr. has held his position as director since 1990 and his present term of office as a director will end in 2002. Mr. Kent operates a dairy farm in Minnesota.

      Charles Lindner has held his position as director since 1996 and his present term of office as a director will end in 2005. Mr. Lindner operates a dairy farm in Wisconsin.

      John Long has held his position as director since 1991 and his present term of office as a director will end in 2005. Mr. Long operates a ranch in North Dakota.

      Manuel Maciel, Jr. has held his position as director since 1998 and his present term of office as a director will end in 2004. Mr. Maciel operates Macy-L Holsteins, a dairy farm in California.

      Robert Marley has held his position as director since 2000 and his present term of office as a director will end in 2004. Mr. Marley is Chief Executive Officer of Jackson Jennings Farm Bureau Co-operative Association, a local cooperative located in Seymour, Indiana.

      Dayton Merrell has held his position as director since 2000 and his present term of office as a director will end in 2002. Mr. Merrell operates Dayton Merrell Farms Inc., a farm and a hog operation in Indiana.

      Ronnie Mohr has held his position as director since 1998 and his present term of office as a director will end in 2003. Mr. Mohr operates a farm, hog finishing operation and grain bin and equipment sales business in Indiana. Mr. Mohr has served as a director of Holiday Gulf Homes Inc. since 1996. Mr. Mohr is chair of the Ag Services Committee of the board.

      Art Perdue has held his position as director since 2000 and his present term of office as a director will end in 2004. Mr. Perdue is the general manager of Farmers Union Oil Co. of Minot, a full-service cooperative located in Minot, North Dakota. Mr. Perdue is the vice chair of the Ag Services Committee of the board.

      Marlin Rasmussen has held his position as director since 2000 and his present term of office as a director will end in 2003. Mr. Rasmussen is President of Sar-Ben Farms Inc., a dairy farm in Oregon.

      Douglas Reimer has held his position as director since 2001 and his present term of office as a director will end in 2005. Mr. Reimer is a farmer in Iowa.

      Charles Schilling has held his position as director since 1997 and his present term of office as a director will end in 2003. Mr. Schilling is self-employed in Agribusiness in Pennsylvania. Mr. Schilling serves on the Executive, Governance and Political Action committees of the board.

      Kenneth Schoenberg has held his position as director since 1997 and his present term of office as a director will end in 2005. Mr. Schoenberg operates a dairy farm in Pennsylvania.

      Laura Stacy has held her position as director since 1998 and her present term of office as a director will end in 2005. Ms. Stacy operates a farm and custom sawmill in Ohio.

      James Sunde has held his position as director since 1988 and his present term of office as a director will end in 2003. Mr. Sunde serves as operations manager of First Cooperative Association, a local cooperative located in Cherokee, Iowa.

      Robert Winner has held his position as director since 1997 and his present term of office as a director will end in 2004. Mr. Winner operates Pleasant Acres Dairy Farms, Inc. a dairy farm in New Jersey. Mr. Winner chairs the Land O'Lakes Foundation board.

      Larry Wojchik has held his position as director since 1986 and his present term of office as a director will end in 2002. Mr. Wojchik has served as general manager of Goldstar Cooperative since 2000. From 1978-2000, he served as general manager of Equity Cooperative.

      John Zonneveld, Jr. has held his position as director since 2000 and his present term of office as a director will end in 2005. Mr. Zonneveld operates a dairy farm in California.

      Roger Ginder is a nonvoting advisory member of the board. He is appointed by the Board of Directors annually and has held his position since 1997. Mr. Ginder is a professor of economics at Iowa State University.

      We transact business in the ordinary course with its directors and with our local cooperative members with which the directors are associated. Such transactions are on terms no more favorable than those available to our other members.

      The Land O'Lakes board is made up of 24 directors. Twelve directors are chosen by our dairy members and 12 by our Ag members. Each board member must also be a member of the group of members, dairy or Ag, which elects him. The board may also choose to elect up to 3 nonvoting advisory members. Currently, there is one such advisory board member. Our board of directors governs our affairs in virtually the same manner as any other corporation. See "Item 1. Business -- Description of the Cooperative -- Governance" of this Annual Report on Form 10-K for more information regarding the election of our directors.

      We have seven committees of our board of directors: the Executive Committee, the Advisory Committee, the Audit Committee, the Governance Committee, the Expense Committee, the PAC Committee and the Board
Performance/Operations Committee.

ITEM 11.          EXECUTIVE COMPENSATION.

      The following table shows, for the Chief Executive Officer of Land O'Lakes and each of our four other most highly compensated executive officers, information concerning compensation earned for services in all capacities during the fiscal year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM COMPENSATION
                                                                                   --------------------------
                                                                                  AWARDS            PAYOUTS
                                                                ANNUAL            ------            -------
                                                             COMPENSATION         SECURITIES
                                                     --------------------------   UNDERLYING          LTIP           ALL OTHER
     NAME AND PRINCIPAL POSITION            YEAR     SALARY ($)    BONUS ($)      OPTIONS/SARS(#)   PAYOUTS($)   COMPENSATION($)(1)
----------------------------------------    ----     ----------   -------------   ---------------   -----------  -------------------

John E. Gherty, President and Chief
  Executive Officer(2) .................    2001     $653,935     $199,833         16,000            $101,696           28,074
Duane Halverson, Executive Vice
  President and Chief Operating
Officer,
  Ag Services(2) .......................    2001      429,212      174,107          7,000              56,400           21,277
Chris Policinski, Executive Vice
  President and Chief Operating
Officer,
  Dairy Foods Value-Added Group ........    2001      352,209      255,696          7,000              44,000           13,141
John Prince, Executive Vice President
  and Chief Operating Officer, Dairy
  Foods Industrial Group ...............    2001      350,605      166,716          7,000              35,200           51,365
Robert DeGregorio, President, Land
  O'Lakes Farmland Feed LLC(2)(3) ......    2001      302,412      109,782          5,000              22,800           11,683

----------

      (1) The amounts shown in the table for 2001 reflect life insurance premiums paid by Land O'Lakes in the amount of $8,600 for Mr. Gherty, $8,400 for Mr. Halverson, $3,475 for Mr. Policinski, $39,500 for Mr. Prince, and $3,800 for Mr. DeGregorio. The amounts also include contributions made by Land O'Lakes on behalf of the named individuals under the qualified and non-qualified defined contribution plans of Land O'Lakes as follows:

                       COMPANY MATCHING
                         CONTRIBUTION      COMPANY CONTRIBUTION
      NAME             (QUALIFIED PLAN)    (NON-QUALIFIED PLAN)
---------------        -----------------   --------------------
Mr. Gherty.......           $ 5,100              $ 14,374
Mr. Halverson....             5,100                 7,777
Mr. Policinski...             5,100                 4,566
Mr. Prince.......             5,100                 6,765
Mr. DeGregorio...             5,100                 2,783

----------

      (2) Compensation is for services performed for Land O'Lakes and Land O'Lakes Farmland Feed, as described below in the summary compensation table for Land O'Lakes Farmland Feed.

      (3) Mr. DeGregorio is the President of Land O'Lakes Farmland Feed and also performs policy making functions for Land O'Lakes.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                       INDIVIDUAL GRANTS
                         -----------------------------------------------------
                                         PERCENT OF                                  AT ASSUMED ANNUAL RATES
                           NUMBER OF        TOTAL                                        OF STOCK PRICE
                          SECURITIES    OPTIONS/SARS                                 APPRECIATION FOR OPTION
                          UNDERLYING     GRANTED TO    EXERCISE                              TERM(2)
                         OPTIONS/SARS   EMPLOYEES IN    OF BASE     EXPIRATION   ----------------------------
       NAME              GRANTED(#)(1)   FISCAL YEAR  PRICE($/SH)      DATE           5%($)         10%($)
------------------       -------------  ------------  -----------   ----------   --------------  -----------
John E. Gherty.....        16,000           14.3%       $ 51.50     3-31-2011       $534,681      $1,364,781
Duane Halverson....         7,000            6.2          51.50     3-31-2011        233,923         597,092
Chris Policinski...         7,000            6.2          51.50     3-31-2011        233,923         597,092
John Prince(3).....         7,000            6.2          51.50     3-31-2011        233,923         597,092
Robert DeGregorio..         5,000            4.5          51.50     3-31-2011        167,088         426,494

----------

(1) Options granted are to purchase "Units" described below under the Land O'Lakes Long-Term Incentive Plan. The vesting schedule for all grants of Units is set forth below in the plan descriptions.

(2) The dollar amounts under these columns are the results of calculations at the 5% and 10% annual appreciation rates set by the Securities and Exchange Commission for illustrative purposes, and, therefore, are not intended to forecast future financial performance. Accordingly, these calculations assume 5% and 10% appreciation in the value of the Units.

(3) Grants of options to John Prince are made under the California Cooperative Value Incentive Plan, described below.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

      The purpose of the following table is to report exercises of options to purchase Units by the named executive officers of Land O'Lakes during the fiscal year ended December 31, 2001 and any value of their unexercised options as of December 31, 2001. The named executive officers did not exercise options in fiscal 2001. Land O'Lakes has not issued any stock appreciation rights to the named executive officers.

                                                                                   VALUE OF UNEXERCISED IN-
                                                      NUMBER OF UNEXERCISED         THE-MONEY OPTIONS/SARS
                                                      OPTIONS AT FY-END(#)              AT FY-END($)(1)
                     SHARES ACQUIRED     VALUE     ---------------------------  ---------------------------
       NAME          ON EXERCISE(#)   REALIZED($)  EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
------------------   ---------------  -----------  -----------   -------------  -----------  --------------
John E. Gherty...          --             --         4,000          12,000            --           --
Duane Halverson..          --             --         1,750           5,250            --           --
Chris Policinski.          --             --         1,750           5,250            --           --
John Prince......          --             --         1,750           5,250            --           --
Robert DeGregorio          --             --         1,250           3,750            --           --

----------

(1) Value is based on a Unit value of $35.69, which was the value of the Units on December 31, 2001, minus the purchase price.

LAND O'LAKES EMPLOYEES SAVINGS AND SUPPLEMENTAL RETIREMENT PLAN

      The Land O'Lakes Employee Savings and Supplemental Retirement Plan is a qualified defined contribution 401(k) plan which permits employees to make both pre-tax and after-tax contributions. All full-time, non-union Land O'Lakes employees are eligible to participate. Union employees may participate if their participation is specified by their collective bargaining agreement. Subject in all cases to maximum contribution limits established by law, the maximum total contribution for non-highly compensated employees is 50% of compensation; the maximum pre-tax contribution for such employees is also 50%. For highly compensated employees, the maximum total contribution is 12% of compensation and the maximum pre-tax contribution is 8%. The Company matches 50% of the first 6% of pre-tax contributions made by employees. Employees are immediately 100% vested in their full account balance, including the company match.

EXECUTIVE ANNUAL VARIABLE COMPENSATION PLAN

      The Executive Annual Variable Compensation Plan is a plan for executive officers of Land O'Lakes. The maximum award opportunity varies by the participant's position up to a maximum of 60% of base pay. Awards from this plan are dependent on a combination of three elements of performance: 1) company overall results (30%); 2) targets for business performance (55%); and 3) individual performance commitments (15%). A minimum of 8% after-tax return on equity is the threshold performance level required to trigger any payments from the plan. Targets for company results, unit business performance and individual performance commitments are established annually. Once maximum awards from each of these components is achieved, excess awards may be granted. These awards also vary based on the participant's position, between 80-96% of base salary.

LAND O'LAKES, INC. EXECUTIVE LONG-TERM VARIABLE COMPENSATION PLAN (1999-2001)

      The Land O'Lakes, Inc. Executive Long-Term Variable Compensation Plan was effective only for the years 1999-2001. The President and all officers of Land O'Lakes who were not otherwise participating in a long-term variable plan were eligible. The maximum award under this plan to any individual was 60% of their base salary at the end of the performance period. Awards made under the plan were based on the return on equity and net earnings of Land O'Lakes for the period between 1999 and 2001. One half of all awards was subject to mandatory deferral, with the other half payable in cash or eligible to be deferred, at the option of the award recipient.

LAND O'LAKES LONG-TERM INCENTIVE PLAN

      The Land O'Lakes Long-Term Incentive Plan, initiated in 2001, is a phantom stock plan which allows certain employees to purchase "Units" under the plan. Neither options granted nor Units may be transferred, assigned, pledged, encumbered, or otherwise alienated from the grantee. Officers are eligible to participate, as are selected non-officers identified by the Chief Executive Officer. Participants are granted an annual award of options. One quarter of the options vest on December 31 of the year in which they are granted, with the rest vesting ratably on December 31 of the succeeding three years. These Units are not traditional stock, and do not provide the purchaser with any voting rights or rights to receive assets of Land O'Lakes.

      The purchase price of the option is established as of December 31 of the year prior to the grant of the option, based on a formula reflecting the value of the enterprise at the close of the fiscal year preceding the grant of the option. Participants may elect to exercise vested options to purchase units only during the period between January 1 and March 31 of any year. Units are valued each year on December 31, and are valued by the same formula by which the purchase price of the option is determined. Participants in the plan may purchase Units using cash or amounts in their deferred compensation accounts. In addition, the options have a net exercise provision which allows participants to use the value of appreciated options to buy Units. Finally, Land O'Lakes will loan participants, on an interest-free basis, an amount up to the appreciated value of the Units which the participant has, in order to purchase Units.

      Participants' ability to redeem owned Units while employed is limited to 50% of the appreciated value of the cumulative total of Units previously purchased by such participant, until the value of the owned Units reaches an established ratio to the participant's annual base pay. These ratios are established based on the level of the participant. Following death, inability to work due to disability, retirement or other termination, the participant has a limited period of time during which to exercise remaining vested options and/or redeem purchased units, which varies according to the circumstances of the participant's cessation of employment.

LAND O'LAKES NON-QUALIFIED DEFERRED COMPENSATION PLAN

      The Land O'Lakes Non-Qualified Deferred Compensation Plan provides a select group of employees with base salaries in excess of $90,000 an opportunity to elect to defer a portion of their compensation for later payment at the earlier of their death, disability, retirement or other termination. Eligible employees may elect to defer a minimum of $1,000 up to a maximum 30% of compensation. The default distribution is monthly installments over a five year period. Deferred compensation is not included as compensation for purposes of the company's qualified plans. The Company adds an additional amount equal to three percent (3%) of the participant's elective deferrals to this plan. In addition, at the end of each calendar quarter, the Company credits the participant's account balance with modest interest at a rate announced in advance of each calendar year. Benefits of this plan are paid out of the general assets of the corporation.

      Land O'Lakes maintains three non-qualified excess benefit plans for its officers. Benefits for all three of these plans are paid out of the general assets of the corporation.

NON-QUALIFIED EXECUTIVE EXCESS BENEFIT PLAN (IRS LIMITS)

      The Non-Qualified Executive Excess Benefit Plan (IRS Limits) provides for a payment of a benefit to officers which is the equivalent of the difference between the benefit that would have been payable to the executive if the Land O'Lakes Employee Retirement Plan benefit formula were applied to the executive's actual compensation, without regard for limitations on compensation or benefits imposed by the Internal Revenue Code, and the benefit actually payable under the Land O'Lakes Employee Retirement Plan.

NON-QUALIFIED EXECUTIVE EXCESS BENEFIT PLAN (1989 FORMULA)

      The Non-Qualified Executive Excess Benefit Plan (1989 Formula) provides a non-qualified benefit to individuals who were officers as of January 1, 1989 at the time the defined benefit formula was changed. This excess benefit plan provides a benefit representing the difference between the accrued benefit under the formula as of December 31, 1988 and the accrued benefit under the Land O'Lakes Employee Retirement Plan at the time of the individual's retirement.

NON-QUALIFIED EXECUTIVE EXCESS BENEFIT SAVINGS PLAN

      The Non-Qualified Executive Excess Benefit Savings Plan provides a benefit to officers who participate in this savings plan by crediting an amount to a deferred compensation account which represents 3% of total compensation, net of any deferred compensation, less the amount of the company match contributed to the savings plan. Account balances are credited with a modest rate of interest quarterly. Distributions are made under the same circumstances and on the same terms as the individual has elected under the Land O'Lakes Non-Qualified Deferred Compensation Plan, or according to the default provisions of the Land O'Lakes Non-Qualified Deferred Compensation Plan in the absence of an election.

CALIFORNIA COOPERATIVE VALUE INCENTIVE PLAN

      The California Cooperative Value Incentive Plan is similar to the Land O'Lakes Long-Term Incentive Plan. The primary difference is that participants may only purchase the phantom stock "Units" under this plan through the net exercise method.

LAND O'LAKES EMPLOYEE RETIREMENT PLAN

      The Land O'Lakes Employee Retirement Plan is a qualified defined benefit pension plan. All full-time, non-union Land O'Lakes employees are eligible to participate. Union employees may participate if their participation is specified by their collective bargaining agreement. An employee is fully vested in the plan after five years of vesting service. For most employees, the plan provides for a monthly benefit for the employee's lifetime beginning at normal retirement age (social security retirement age), calculated according to the following formula: {[1.08% x Final Average Pay]+[.52% x (Final Average Pay-Covered Compensation)]} x years of credited service (up to a maximum of 30 years). These levels are illustrated by Table A below. Due to provisions of this plan providing that certain benefits existing in a previous version of the plan will not be reduced, certain employees, including Messrs. Gherty and Halverson, will instead receive the compensation at levels previously in effect for the retirement plan. These sums are described in Table B below.

      Final Average Pay is average monthly compensation for the highest paid 60 consecutive months of employment out of the last 132 months worked. Covered Compensation is an amount used to coordinate pension benefits with Social Security benefits. It is adjusted annually to reflect changes in the Social Security Taxable Wage Base, and varies with the employee's year of birth and the year in which employment ends. The normal form of benefit for a single employee is a life-only annuity; for a married employee, the normal form is a 50% joint and survivor annuity. There are other optional annuity forms available. Terminated or retired employees who are at least 55 with 10 years of vesting service may elect a reduced early retirement benefit.

      As of January 1, 2002, Mr. Gherty was credited with 31 years of service, Mr. Halverson was credited with 31 years of service, Mr. DeGregorio was credited with 20 years of service, Mr. Prince was credited with 6 years of service and Mr. Policinski was credited with 5 years of service.

                               PENSION PLAN TABLE

                 FINAL
              AVERAGE PAY                    YEARS OF SERVICE AT RETIREMENT
             ------------  ----------------------------------------------------------------
                               10        15         20         25          30         35
                           --------   --------   --------   --------    --------   --------
TABLE A       $  200,000   $ 30,100   $ 45,100   $ 60,100   $ 75,200    $ 90,200   $ 90,200
                 400,000     62,100     93,100    124,100    155,200     186,200    186,200
                 600,000     94,100    141,100    188,100    235,200     282,200    282,200
                 800,000    126,100    189,100    252,100    315,200     378,200    378,200
               1,000,000    158,100    237,100    316,100    395,200     474,200    474,200
               1,200,000    190,100    285,100    380,100    475,200     570,200    570,200

TABLE B       $  200,000   $ 34,700   $ 52,000   $ 69,400   $ 86,700    $104,100   $104,100
                 400,000     76,000    114,000    152,100    190,100     228,100    228,100
                 600,000    117,400    176,000    234,700    293,400     352,100    352,100
                 800,000    158,700    238,000    317,400    396,700     476,100    476,100
               1,000,000    200,000    300,000    400,100    500,100     600,100    600,100
               1,200,000    241,400    362,000    482,700    603,400     724,100    724,100

COMPENSATION OF DIRECTORS AND MANAGERS

      The Chairman of the Board of Land O'Lakes is paid $30,000 annually; all other directors are paid $10,000 annually. In addition, all directors receive a $300 per diem and are reimbursed for their reasonable expenses incurred in attending board of directors meetings.

EMPLOYMENT CONTRACTS

      Jack Prince is party to an Employment Agreement dated August 19, 1998, which was amended as of February 4, 2002. Pursuant to the terms of this employment agreement, Mr. Prince may terminate his employment with Land O'Lakes upon 60 days notice. In the event that Mr. Prince terminates his employment, he will receive one year of base pay. The terms of Mr. Prince's employment agreement prevent him from competing in any industry which comprises a significant portion of the business of Land O'Lakes prior to July 1, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      At December 31, 2001, no person, either individually or as a member of a group, beneficially owned in excess of five percent of any class of our voting securities, and our directors and executive officers did not, either individually or as a member of a group, beneficially own in excess of one percent of any class of our voting securities.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Land O'Lakes transacts business in the ordinary course with our directors and with our local cooperative members with which the directors are associated on terms no more favorable than those available to our other members.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)         DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON  FORM 10-K:

      1.    Consolidated Financial Statements:

LAND O'LAKES, INC.

Financial Statements for the years ended December 31, 2001, 2000 and 1999

Independent Auditors' Report of KPMG LLP

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001,
  2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001,
  2000 and 1999

Consolidated Statements of Equities for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements


LAND O'LAKES FARMLAND FEED LLC

Financial Statements for the year ended December 31, 2001 and the three months ended December 31, 2000

Independent Auditors' Report of KPMG LLP

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000

Consolidated Statements of Operations for the year ended December 31, 2001 and the three months ended December 31, 2000

Consolidated Statements of Cash Flows for the year ended December 31, 2001 and the three months ended December 31, 2000

Consolidated Statements of Equities for the year ended December 31, 2001 and the three months ended December 31, 2000

Notes to Consolidated Financial Statements

LAND O'LAKES FEED DIVISION

Financial Statements for the nine months ended September
  30, 2000 and the year ended December 31, 1999

Independent Auditors' Report of KPMG LLP

Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999

Consolidated Statements of Operations for the nine months ended September 30, 2000 and the year ended December 31, 1999

Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and the year ended December 31, 1999

Notes to Consolidated Financial Statements


PURINA MILLS, INC.

Financial Statements (unaudited) for the six months ended June 30, 2001 and 2000

Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

Consolidated Statements of Operations for the three and six months ended June
  30, 2001 and 2000

Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and
  2000

Notes to Consolidated Financial Statements

Financial Statements for the years ended December 31, 2000 and 1999

Independent Auditors' Report of KPMG LLP

Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated
  Statements of Operations -- Six months ended December 31, 2000, six months ended June 30, 2000 and year ended December 31, 1999

Consolidated Statements of Stockholder's Equity (Deficit) -- Six months ended
  December 31, 2000, six months ended June 30, 2000 and year ended December 31, 1999

Consolidated Statements of Cash Flows -- Six months ended December 31, 2000, six months ended June 30, 2000 and year ended December 31, 1999

Notes to Consolidated Financial Statements

AGRILIANCE, LLC

Financial Statements for the year ended August 31, 2001

Independent Auditors' Report of KPMG LLP

Consolidated Balance Sheet as of August 31, 2001

Consolidated Statement of Operations for the year ended August 31, 2001

Consolidated Statement of Cash Flows for the year ended August 31, 2001

Consolidated Statement of Members' Equity for the year ended August 31, 2001

Notes to Consolidated Financial Statements

      2.    Financial Statement Schedules:

            Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)   REPORTS ON FORM 8-K

      No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

(c)   EXHIBITS:

                                  EXHIBIT INDEX

EXHIBIT                     DESCRIPTION                                     PAGE

      3.1         Restated Articles of Incorporation of Land
                  O'Lakes, Inc., as amended, August 1998.
                  (1)

      3.2         By-Laws of Land O'Lakes Inc., as amended,
                  December 2000. (1)

      4.1 Credit Agreement among Land O'Lakes, Inc., the Lenders party thereto and The Chase
                  Manhattan Bank, dated as of October 11,
                  2001. (1)

      4.2 First Amendment dated November 6, 2001 to the Credit Agreement dated October 11,
                  2001. (1)

      4.3 Second Amendment dated February 15, 2002 to the Credit Agreement dated October 11,
                  2001. (1)

      4.4         Guarantee and Collateral Agreement among
                  Land O'Lakes, Inc. and certain of its
                  subsidiaries and The Chase Manhattan Bank, dated as of October 11, 2001. (1)

      4.5 Indenture dated as of November 14, 2001, among Land O'Lakes, Inc. and certain of its subsidiaries, and U.S. Bank, including Form of 83/4% Senior Notes due 2011 and Form of 8 3/4% Senior Notes due 2011. (1)

      4.6         Registration Rights Agreement dated
                  November 14, 2001 by and among Land
                  O'Lakes, Inc. and certain of its
                  subsidiaries, J.P. Morgan Securities Inc.,
                  SPP Capital Partners, LLC, SunTrust
                  Robinson Capital Markets, Inc.,
                  Tokyo-Mitsubishi International plc and
                  U.S. Bancorp Piper Jaffray, Inc. (1)

      4.7 Purchase Agreement by and between Land O'Lakes, Inc., and certain of its subsidiaries, J.P. Morgan Securities Inc., SPP Capital Partners, LLC, SunTrust Robinson Capital Markets, Inc., Tokyo-Mitsubishi International plc and U.S. Bancorp Piper Jaffray, Inc., dated as of November 8, 2001. (1)

      4.8         Form of Old Note (included in Exhibit
                  4.5). (1)

      4.9         Form of New Note (included in Exhibit
                  4.5). (1)

      10.1        Amended and Restated Five Year Credit
                  Agreement dated as of October 11, 2001
                  among Land O'Lakes, Inc., The Chase
                  Manhattan Bank, CoBank, ACB, and the
                  Lenders party thereto. (1)

      10.2 First Amendment dated November 6, 2001 to the Amended and Restated Five-Year Credit
                  Agreement dated October 11, 2001. (1)

      10.3        Second Amendment dated February 15, 2002
                  to the Amended and Restated Five-Year
                  Credit Agreement dated October 11, 2001.
                  (1)

      10.4        Joint Venture Agreement by and between
                  Farmland Industries, Inc. and Land
                  O'Lakes, Inc. dated as of July 18, 2000.
                  (1)

      10.5        Operating Agreement of Agriliance LLC
                  among United Country Brands, LLC, Cenex
                  Harvest States Cooperatives, Farmland
                  Industries, Inc. and Land O'Lakes, Inc.
                  dated as of January 4, 2000. (1)

      10.6        Joint Venture Agreement among Cenex
                  Harvest States Cooperatives, Farmland
                  Industries, Inc. and Land O'Lakes Inc.
                  dated as of January 1, 2000. (1)

      10.7        Operating Lease between Arden Hills
                  Associates and Land O'Lakes, Inc. dated as of May 31, 1980. (1)

      10.8        Ground Lease between Land O'Lakes, Inc.
                  and Arden Hills Associates dated as of May
                  31, 1980. (1)

      10.9        License Agreement among Ralston Purina
                  Company, Purina Mills, Inc. and BP
                  Nutrition Limited dated as of October 1,
                  1986. (1)


      10.10       License Agreement between Land O'Lakes,
                  Inc. and Land O'Lakes Farmland Feed LLC
                  dated September 25, 2000. (1)

      10.11       Trademark License Agreement by and between
                  Land O'Lakes, Inc. and Dean Foods dated as of July 10, 2000. (1)

      10.12       Asset Purchase Agreement between Land
                  O'Lakes, Inc. and Dean Foods dated as of May 30, 2000. (1)

      10.13 Agreement and Plan of Merger, dated as of June 17, 2001, by and among Purina Mills,
                  Inc., Land O'Lakes, Inc., LOL Holdings II,
                  Inc. and LOL Holdings III, Inc. (1)

      10.14       Management Services Agreement, dated
                  September 1, 2000, by and between Land
                  O'Lakes and Land O'Lakes Farmland Feed
                  LLC. (1)

      #10.15 Employment Agreement between John Prince and Land O'Lakes, Inc. dated August 19,
                  1998. (1)

      #10.16      Amendment dated February 4, 2002 to
                  Employment Agreement between John Prince and Land O'Lakes, Inc. (1)

      10.17       Purchase and Sale Agreement dated as of
                  December 18, 2001, among Land O'Lakes,
                  Inc., Land O'Lakes Farmland Feed LLC,
                  Purina Mills, LLC and LOL Farmland Feed
                  SPV, LLC. (1)

      10.18       Receivables Purchase Agreement dated as of
                  December 18, 2001, among Land O'Lakes
                  Farmland Feed LLC, LOL Farmland Feed SPV,
                  LLC, and CoBank, ACB. (1)

      #10.19      Executive Annual Variable Compensation
                  Plan of Land O'Lakes. (1)

      #10.20      Land O'Lakes Long Term Incentive Plan. (1)

      #10.21      Land O'Lakes Non-Qualified Deferred
                  Compensation Plan. (1)

      #10.22      Land O'Lakes Non-Qualified Executive
                  Excess Benefit Plan (IRS Limits). (1)

      #10.23      Land O'Lakes Non-Qualified Executive
                  Excess Benefit Plan (1989 Formula). (1)

      #10.24      Land O'Lakes Non-Qualified Executive
                  Excess Benefit Savings Plan. (1)

      #10.25      California Cooperative Value Incentive
                  Plan of Land O'Lakes. *

        21        Subsidiaries of the Registrant (1)


(1) Incorporated by reference to the identical exhibit to the Registrant's Registration Statement on Form S-4 filed March 18, 2002.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

*     Filed electronically herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

                           LAND O'LAKES, INC.


                           By  /s/ Daniel Knutson
                           -------------------------------------------
                               Daniel Knutson
                               Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

         /s/ John E. Gherty                         President and Chief Executive Officer
---------------------------------                   (Principal Executive Officer)
            John E. Gherty

         /s/ Daniel Knutson                         Senior Vice President and Chief Financial Officer
---------------------------------                   (Principal Financial and Accounting Officer)
            Daniel Knutson


          /s/ Lynn Boadwine                         Director
---------------------------------
            Lynn Boadwine

          /s/ Connie Cihak                          Director
---------------------------------
             Connie Cihak

           /s/ James Fife                           Director
---------------------------------
              James Fife

        /s/ D. Stanley Gomes                        Director
---------------------------------
           D. Stanley Gomes

          /s/ Gordon Hoover                         Director
---------------------------------
            Gordon Hoover

         /s/ Peter Kappelman                        Director
---------------------------------
           Peter Kappelman

        /s/ Cornell Kasbergen                       Director
---------------------------------
          Cornell Kasbergen

         /s/ Paul Kent, Jr.                         Director
---------------------------------
            Paul Kent, Jr.

         /s/ Charles Lindner                        Director
---------------------------------
           Charles Lindner

            /s/ John Long                           Director
---------------------------------
              John Long

       /s/ Manuel Maciel, Jr.                       Director
---------------------------------
          Manuel Maciel, Jr.


          /s/ Robert Marley                         Director
---------------------------------
            Robert Marley

         /s/ Dayton Merrell                         Director
---------------------------------
            Dayton Merrell

           /s/ Ronnie Mohr                          Director
---------------------------------
            Ronnie Mohr

           /s/ Art Perdue                           Director
---------------------------------
             Art Perdue

        /s/ Marlin Rasmussen                        Director
---------------------------------
          Marlin Rasmussen

         /s/ Douglas Reimer                         Director
---------------------------------
           Douglas Reimer

        /s/ Charles Schilling                       Director
---------------------------------
         Charles Schilling

       /s/ Kenneth Schoenberg                       Director
---------------------------------
         Kenneth Schoenberg

           /s/ Laura Stacy                          Director
---------------------------------
            Laura Stacy

           /s/ James Sunde                          Director
---------------------------------
            James Sunde

          /s/ Robert Winner                         Director
---------------------------------
           Robert Winner

          /s/ Larry Wojchik                         Director
---------------------------------
           Larry Wojchik

       /s/ John Zonneveld, Jr.                      Director
---------------------------------
         John Zonneveld, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               -----
LAND O'LAKES, INC.
Financial Statements for the years ended December 31, 2001,
  2000 and 1999
Independent Auditors' Report of KPMG LLP....................     F-3
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................     F-4
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................     F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................     F-6
Consolidated Statements of Equities for the years ended
  December 31, 2001, 2000 and 1999..........................     F-7
Notes to Consolidated Financial Statements..................     F-8

LAND O'LAKES FARMLAND FEED LLC
Financial Statements for the year ended December 31, 2001
  and the three months ended December 31, 2000
Independent Auditors' Report of KPMG LLP....................    F-34
Consolidated Balance Sheets as of December 31, 2001 and
  December 31, 2000.........................................    F-35
Consolidated Statements of Operations for the year ended
  December 31, 2001 and the three months ended December 31,
  2000......................................................    F-36
Consolidated Statements of Cash Flows for the year ended
  December 31, 2001 and the three months ended December 31,
  2000......................................................    F-37
Consolidated Statements of Equities for the year ended
  December 31, 2001 and the three months ended December 31,
  2000......................................................    F-38
Notes to Consolidated Financial Statements..................    F-39

LAND O'LAKES FEED DIVISION
Financial Statements for the nine months ended September 30,
  2000 and the year ended December 31, 1999
Independent Auditors' Report of KPMG LLP....................    F-48
Consolidated Balance Sheets as of September 30, 2000 and
  December 31, 1999.........................................    F-49
Consolidated Statements of Operations for the nine months
  ended September 30, 2000 and the year ended December 31,
  1999......................................................    F-50
Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2000 and the year ended December 31,
  1999......................................................    F-51
Notes to Consolidated Financial Statements..................    F-52

PURINA MILLS, INC.
Financial Statements (unaudited) for the six months ended
  June 30, 2001 and 2000
Consolidated Balance Sheets as of June 30, 2001 and December
  31, 2000..................................................    F-59
Consolidated Statements of Operations for the three and six
  months ended June 30, 2001 and 2000.......................    F-60
Consolidated Statements of Cash Flows for the six months
  ended June 30, 2001 and 2000..............................    F-61
Notes to Consolidated Financial Statements..................    F-62

                                                               PAGE
                                                               -----
Financial Statements for the years ended December 31, 2000
  and 1999
Independent Auditors' Report of KPMG LLP....................    F-68
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    F-69
Consolidated Statements of Operations -- Six months ended
  December 31, 2000, six months ended June 30, 2000 and year
  ended December 31, 1999...................................    F-70
Consolidated Statements of Stockholder's Equity
  (Deficit) -- Six months ended December 31, 2000, six
  months ended June 30, 2000 and year ended December 31,
  1999......................................................    F-71
Consolidated Statements of Cash Flows -- Six months ended
  December 31, 2000, six months ended June 30, 2000 and year
  ended December 31, 1999...................................    F-72
Notes to Consolidated Financial Statements..................    F-73

AGRILIANCE, LLC
Financial Statements for the year ended August 31, 2001
Independent Auditors' Report of KPMG LLP....................    F-94
Consolidated Balance Sheet as of August 31, 2001............    F-95
Consolidated Statement of Operations for the year ended
  August 31, 2001...........................................    F-96
Consolidated Statement of Cash Flows for the year ended
  August 31, 2001...........................................    F-97
Consolidated Statement of Members' Equity for the year ended
  August 31, 2001...........................................    F-98
Notes to Consolidated Financial Statements..................    F-99

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Land O'Lakes, Inc:

     We have audited the accompanying consolidated balance sheets of Land O'Lakes, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and equities for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O'Lakes, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, in 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity", as amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"; Statement No. 141, "Business Combinations"; and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                                          /s/ KPMG LLP

Minneapolis, Minnesota
January 28, 2002

                               LAND O'LAKES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                 ($ IN THOUSANDS)
                                       ASSETS

Current assets:
  Cash and short-term investments...........................  $  130,169   $    3,994
  Receivables, net..........................................     574,011      586,058
  Inventories...............................................     450,774      436,089
  Prepaid expenses..........................................     185,490      173,460
  Other current assets......................................      27,038       24,686
                                                              ----------   ----------
          Total current assets..............................   1,367,482    1,224,287
Investments.................................................     568,130      465,849
Property, plant and equipment, net..........................     675,277      489,089
Goodwill, net...............................................     255,027      161,407
Other intangibles...........................................     108,987        8,788
Other assets................................................     116,475      123,923
                                                              ----------   ----------
          Total assets......................................  $3,091,378   $2,473,343
                                                              ==========   ==========

                              LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations..........................  $   33,971   $   87,783
  Current portion of long-term debt.........................      19,546       68,936
  Accounts payable..........................................     652,309      493,173
  Accrued expenses..........................................     187,569      212,751
  Patronage refunds payable.................................      28,900       37,493
                                                              ----------   ----------
          Total current liabilities.........................     922,295      900,136
Long-term debt..............................................   1,147,465      662,742
Employee benefits and other liabilities.....................      82,801       50,424
Deferred tax liabilities....................................      42,495           --
Minority interests..........................................      59,806       55,087
Equities:
  Capital stock.............................................       2,305        2,345
  Member equities...........................................     805,860      768,941
  Retained earnings.........................................      28,351       33,668
                                                              ----------   ----------
          Total equities....................................     836,516      804,954
                                                              ----------   ----------
Commitments and contingencies
Total liabilities and equities..............................  $3,091,378   $2,473,343
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                     ($ IN THOUSANDS)
Net sales................................................  $5,973,433   $5,768,790   $5,615,794
Cost of sales............................................   5,378,614    5,146,110    5,100,414
                                                           ----------   ----------   ----------
Gross profit.............................................     594,819      622,680      515,380
Selling and administration...............................     487,161      485,306      506,921
Restructuring and impairment charges.....................       3,733       54,226        3,856
                                                           ----------   ----------   ----------
Earnings from operations.................................     103,925       83,148        4,603
Interest expense, net....................................      56,086       52,439       44,702
Gain from divestiture of businesses......................          --      (89,034)     (54,175)
Equity in (earnings) loss of affiliated companies........     (48,583)      35,566       (7,282)
Minority interest in earnings (loss) of subsidiaries.....       6,882       (1,405)        (140)
                                                           ----------   ----------   ----------
Earnings before income taxes and extraordinary item......      89,540       85,582       21,498
Income tax expense (benefit).............................       3,601      (13,715)          99
                                                           ----------   ----------   ----------
Earnings before extraordinary item.......................      85,939       99,297       21,399
Extraordinary loss (gain) on early extinguishment of
  debt, net of income tax (benefit) expense of $(9,002)
  and $815 in 2001 and 2000, respectively................      14,451       (3,635)          --
                                                           ----------   ----------   ----------
Net earnings.............................................  $   71,488   $  102,932   $   21,399
                                                           ==========   ==========   ==========
Applied to:
  Member equities
     Allocated patronage refunds.........................  $   70,552   $  142,271   $   34,860
     Deferred equities...................................       2,708       (5,347)      (7,547)
                                                           ----------   ----------   ----------
                                                               73,260      136,924       27,313
  Retained earnings......................................      (1,772)     (33,992)      (5,914)
                                                           ----------   ----------   ----------
                                                           $   71,488   $  102,932   $   21,399
                                                           ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                 2001        2000       1999
                                                              ----------   --------   ---------
                                                                      ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $   71,488   $102,932   $  21,399
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................      97,288     83,621      81,675
     Bad debt expense.......................................       1,871      4,550       4,576
     Proceeds from patronage revolvement received...........       2,895     16,350       2,066
     Non-cash patronage income..............................      (4,999)    (9,914)     (4,568)
     Increase in other assets...............................      (1,699)   (23,580)    (18,998)
     Increase in other liabilities..........................       3,778        673       9,531
     Restructuring and impairment charges...................       3,733     54,226       3,856
     Gain from divestiture of businesses....................          --    (89,034)    (54,175)
     Equity in (earnings) losses of affiliated companies....     (48,583)    35,566      (7,282)
     Minority interests.....................................       6,882     (1,405)       (140)
     Other..................................................      (6,153)     1,164       5,711
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
     Receivables............................................      37,298    (25,568)    (43,959)
     Inventories............................................      21,139    103,641      29,486
     Other current assets...................................         747     74,179     (63,539)
     Accounts payable.......................................     124,402   (283,313)     79,629
     Accrued expenses.......................................     (35,783)    71,073      13,736
                                                              ----------   --------   ---------
  Net cash provided by operating activities.................     274,304    115,161      59,004
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................     (83,936)  (104,343)   (109,267)
  Acquisitions, net of cash acquired........................    (371,858)  (101,076)    (73,912)
  Payments for investments..................................     (46,189)   (86,611)    (55,344)
  Net proceeds from divestiture of businesses...............          --    184,106      75,893
  Proceeds from sale of investments.........................       5,264      3,248       9,241
  Proceeds from sale of property, plant and equipment.......      30,224     25,189       6,368
  Other.....................................................       5,293     (3,088)        (54)
                                                              ----------   --------   ---------
  Net cash used by investing activities.....................    (461,202)   (82,575)   (147,075)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt....................     (53,812)   (42,762)     32,299
  Proceeds from issuance of long-term debt..................   1,369,528     58,955     303,306
  Payments on principal of long-term debt...................    (935,104)  (179,133)     (8,249)
  Payments for debt issuance costs..........................     (20,265)        --          --
  Payments for purchase of capital securities...............          --     (9,300)         --
  Payments for redemption of member equities................     (46,896)   (54,260)    (48,660)
  Other.....................................................        (378)       109       2,722
                                                              ----------   --------   ---------
  Net cash provided (used) by financing activities..........     313,073   (226,391)    281,418
                                                              ----------   --------   ---------
  Net increase (decrease) in cash...........................     126,175   (193,805)    193,347
Cash and cash equivalents at beginning of year..............       3,994    197,799       4,452
                                                              ----------   --------   ---------
Cash and cash equivalents at end of year....................  $  130,169   $  3,994   $ 197,799
                                                              ==========   ========   =========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF EQUITIES

                                                      YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                             ---------------------------------------------------------------
                                                               MEMBER EQUITIES
                                             CAPITAL   -------------------------------   RETAINED    TOTAL
                                              STOCK    ALLOCATED   DEFERRED     NET      EARNINGS   EQUITIES
                                             -------   ---------   --------   --------   --------   --------
                                                                    ($ IN THOUSANDS)
BALANCE, DECEMBER 31, 1998.................  $2,170    $705,386    $(1,398)   $703,988   $74,986    $781,144
Capital stock issued.......................      20          --         --          --        --          20
Capital stock redeemed.....................    (117)         --         --          --        --        (117)
1999 earnings, as applied..................      --      34,860     (7,547)     27,313    (5,914)     21,399
  Less portion stated as current
     liability.............................      --     (10,515)        --     (10,515)       --     (10,515)
Portion of member equities stated as
  current liability........................      --      (8,835)        --      (8,835)       --      (8,835)
Cash patronage and redemption of member
  equities.................................      --     (48,660)        --     (48,660)       --     (48,660)
Redemption included in prior year's
  liabilities..............................      --      31,580         --      31,580        --      31,580
Other, net.................................      --      (1,142)     1,251         109     2,710       2,819
                                             ------    --------    -------    --------   -------    --------
BALANCE, DECEMBER 31, 1999.................  $2,073    $702,674    $(7,694)   $694,980   $71,782    $768,835
Capital stock issued.......................     411          --         --          --        --         411
Capital stock redeemed.....................    (139)         --         --          --        --        (139)
2000 earnings, as applied..................      --     142,271     (5,347)    136,924   (33,992)    102,932
  Less portion stated as current
     liability.............................      --     (28,593)        --     (28,593)       --     (28,593)
Portion of member equities stated as
  current liability........................      --      (8,900)        --      (8,900)       --      (8,900)
Equities issued for mergers and
  acquisitions.............................      --       2,250         --       2,250        --       2,250
Cash patronage and redemption of member
  equities.................................      --     (54,260)        --     (54,260)       --     (54,260)
Redemption included in prior year's
  liabilities..............................      --      19,350         --      19,350        --      19,350
Deferred equities transfer.................      --          --      8,290       8,290    (8,290)         --
Other, net.................................      --         129     (1,229)     (1,100)    4,168       3,068
                                             ------    --------    -------    --------   -------    --------
BALANCE, DECEMBER 31, 2000.................  $2,345    $774,921    $(5,980)   $768,941   $33,668    $804,954
Capital stock issued.......................      65          --         --          --        --          65
Capital stock redeemed.....................    (105)         --         --          --        --        (105)
2001 earnings, as applied..................      --      70,552      2,708      73,260    (1,772)     71,488
  Less portion stated as current
     liability.............................      --     (19,900)        --     (19,900)       --     (19,900)
Portion of member equities stated as
  current liability........................      --      (9,000)        --      (9,000)       --      (9,000)
Cash patronage and redemption of member
  equities.................................      --     (46,896)        --     (46,896)       --     (46,896)
Redemption included in prior year's
  liabilities..............................      --      37,493         --      37,493        --      37,493
Other, net.................................      --        (608)     2,570       1,962    (3,545)     (1,583)
                                             ------    --------    -------    --------   -------    --------
BALANCE, DECEMBER 31, 2001.................  $2,305    $806,562    $  (702)   $805,860   $28,351    $836,516
                                             ======    ========    =======    ========   =======    ========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS

     Land O'Lakes, Inc. is a dairy food and agricultural cooperative serving family farmers throughout the United States. The Company procures 12 billion pounds of member milk annually, markets more than 300 dairy products and provides nearly 1,400 member cooperatives with agronomic production materials including feed, seed, crop nutrients and crop protection products.

  REVENUE RECOGNITION

     Sales are primarily recognized upon shipment of product to the customer.

  STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of Land O'Lakes, Inc. and wholly owned and majority-owned subsidiaries and limited liability companies ("Land O'Lakes" or the "Company"). Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

  CASH AND SHORT-TERM INVESTMENTS

     Cash and short-term investments include short-term, highly liquid investments with original maturities of three months or less.

  INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out or average cost basis.

  DERIVATIVE COMMODITY INSTRUMENTS

     The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Accordingly, since the adoption of SFAS No. 133, effective January 1, 2001, the futures contracts are marked to market each month and gains and losses are recognized in earnings. Unrealized losses related to future contracts recognized in 2001 results totaled $6.6 million.

  INVESTMENTS

     Investments in other cooperatives are stated at cost plus unredeemable patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Estimated patronage refunds are not recognized for tax purposes until notices of allocation are received. The Company believes it is not practical to estimate the fair value of investments in other cooperatives due to the excessive cost involved as there is no established market for these investments. The equity method of accounting is used for investments in other companies in which Land O'Lakes voting interest is 20 to 50 percent. Investments in less than 20 percent owned companies are stated at cost.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives (15 to 30 years for land improvements and buildings, 5 to 10 years for

                           ($ IN THOUSANDS IN TABLES)

machinery and equipment and 5 years for software) of the respective assets in accordance with the straight-line method. Accelerated methods of depreciation are used for income tax purposes.

  INTANGIBLES

     The excess purchase price paid over net assets of businesses acquired (goodwill) is generally amortized on a straight-line basis over periods ranging from 15 to 20 years, except for acquisitions completed after June 30, 2001. Accumulated amortization of goodwill at December 31, 2001 and 2000 was $35.0 million and $21.3 million, respectively.

  RECOVERABILITY OF LONG-LIVED ASSETS

     The Company assesses the recoverability of goodwill and other long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

  INCOME TAXES

     Land O'Lakes is a non-exempt agricultural cooperative and is taxed on all non-member earnings and any member earnings not paid or allocated to members by qualified written notices of allocation as that term is used in section 1388(c) of the Internal Revenue Code. The Company files a consolidated tax return with its fully taxable subsidiaries.

     The Company establishes deferred income tax assets and liabilities based on the difference between the financial and income tax carrying values of assets and liabilities using existing tax rates.

  RESEARCH AND DEVELOPMENT

     Expenditures for research and development are charged to administration expense in the year incurred. Total research and development expenses were $23.8 million, $20.2 million and $18.8 million in 2001, 2000 and 1999, respectively.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     All financial instruments are carried at amounts that approximate estimated fair value, except for investments in cooperatives, for which it is not practicable to provide fair value information.

  RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, effective January 1, 2001. The Standard requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. The impact of the adoption did not have a material effect on the consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 was effective immediately and SFAS No. 142 is effective January 1, 2002. Under the provisions of SFAS No. 141, no amortization of goodwill will be recorded on acquisitions (except for acquisitions of cooperatives) completed after June 30, 2001. Existing goodwill and other intangible assets were amortized until the January 1, 2002 adoption of SFAS No.
142. Goodwill related to the acquisition of cooperatives and the formation of joint ventures will continue to be amortized at least until the Financial Accounting Standards Board provides further guidance. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS

                           ($ IN THOUSANDS IN TABLES)

No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the financial statements at the date of this report, including whether it will require the recognition of any transitional impairment losses as a cumulative effect of a change in accounting principle. Amortization expense related to goodwill that will cease to be amortized under SFAS No. 142 was $6.2 million for the year ended December 31, 2001. As of January 1, 2002, the Company had unamortized goodwill in the amount of $160.7 million and unamortized identifiable intangible assets in the amount of $0.0 million, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142.

     In April 2001, the Emerging Issues Task Force (EITF) issued a consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." EITF No. 00-25 deals with the accounting for consideration paid from a vendor (typically a manufacturer or distributor) to a retailer, including slotting fees, cooperative advertising arrangements and buy-downs. The guidance in EITF 00-25 generally requires that these incentives be classified as a reduction of sales. The consensus is effective for the Company in the first quarter of fiscal year 2002. The Company is currently assessing the impact of adopting EITF No. 00-25, which has no impact on net earnings.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" , which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

     The Company has elected to adopt SFAS No. 144 as of January 1, 2001 and has applied its provisions in these financial statements. The impact of the adoption did not have a material effect on the consolidated financial statements.

  ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           ($ IN THOUSANDS IN TABLES)

2.  RECEIVABLES

     A summary of receivables at December 31 is as follows:

                                                                2001       2000
                                                              --------   --------
Trade accounts..............................................  $287,229   $472,698
Notes and contracts.........................................    50,626     65,384
Notes from sale of trade receivables (see Note 3)...........   192,403         --
Other.......................................................    66,707     65,846
                                                              --------   --------
                                                               596,965    603,928
Less allowance for doubtful accounts........................    22,954     17,870
                                                              --------   --------
Total receivables, net......................................  $574,011   $586,058
                                                              ========   ========

     A substantial portion of Land O'Lakes receivables is concentrated in the agricultural industry. Collections of these receivables may be dependent upon economic returns from farm crop and livestock production. The Company's credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.

3.  RECEIVABLES PURCHASE FACILITY

     In December 2001, the Company established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity (SPE) was established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheet. However, the Company retains credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At December 31, 2001, $75.8 million was outstanding under this facility and $24.2 million remained available. The total accounts receivable sold during 2001 was $383.2 million.

4.  INVENTORIES

     A summary of inventories at December 31 is as follows:

                                                                2001       2000
                                                              --------   --------
Raw materials...............................................  $ 81,923   $ 48,542
Work in process.............................................    37,423     42,650
Finished goods..............................................   331,428    344,897
                                                              --------   --------
Total inventories...........................................  $450,774   $436,089
                                                              ========   ========

                           ($ IN THOUSANDS IN TABLES)

5.  INVESTMENTS

     A summary of investments at December 31 is as follows:

                                                                2001       2000
                                                              --------   --------
CF Industries, Inc. ........................................  $248,502   $248,502
Agriliance LLC..............................................    84,030     44,212
Ag Processing Inc. .........................................    38,977     35,339
MoArk LLC...................................................    47,593     31,950
Advanced Food Products LLC..................................    27,487         --
CoBank, ACB.................................................    21,549     20,618
Melrose Dairy Proteins, LLC.................................     8,253         --
PEC Mark II (Malta Cleyton).................................     7,681     13,511
Universal Cooperatives......................................     6,196      6,094
Prairie Farms Dairy, Inc. ..................................     4,754      5,710
Other -- principally cooperatives and joint ventures........    73,108     59,913
                                                              --------   --------
Total investments...........................................  $568,130   $465,849
                                                              ========   ========

     During 2001, the Company made an additional cash investment of $27.7 million in MoArk LLC, an egg production and marketing company, of which $13.1 million was recorded as goodwill.

     In a non-cash transaction, the Company contributed its aseptic processing assets of $24.5 million in exchange for a 35% equity investment in Advanced Food Products LLC.

     Effective January 1, 2000, Land O'Lakes, Cenex Harvest States Cooperatives
(CHS) and Farmland Industries, Inc. (Farmland) formed Agriliance, LLC ("Agriliance"), a distributor of crop nutrients, crop protection products and other agronomic inputs and services. From formation through July 2000, Agriliance jointly managed the agronomy marketing operations of Land O'Lakes, CHS and Farmland.

     In a series of transactions from January through July 2000, Land O'Lakes paid $57.0 million in cash and exchanged $11.2 million of property, plant and equipment and 50% ownership positions in Cenex/Land O'Lakes Agronomy Company and Agro Distribution, LLC for a 50% equity ownership interest in Agriliance. The other 50% ownership interest in Agriliance is held equally by CHS and Farmland and was obtained through similar exchanges of assets. In addition, Agriliance purchased from its respective owners the net working capital related to agronomy operations. Subsequent to July 2000, Land O'Lakes accounted for its ownership interest in Agriliance earnings under the equity method. The Company retained its ownership in CF Industries, Inc., an interregional cooperative involved in the manufacture of crop nutrients, and its interest in an agronomy distribution business in Canada.

     Also during 2000, Land O'Lakes made a cash investment of $28.5 million for 50% ownership interest in MoArk LLC.

                           ($ IN THOUSANDS IN TABLES)

     Summarized financial information for the Company's three largest equity investments, which comprise most of the equity investments, is as follows:

                                                                 2001         2000
                                                              ----------   ----------
Net sales...................................................  $4,726,434   $1,151,794
Gross profit................................................     449,995      103,730
Net income (loss)...........................................      45,935      (45,837)
Current assets..............................................   1,571,554    1,724,209
Non-current assets..........................................     368,828      319,523
Current liabilities.........................................   1,400,215    1,628,362
Non-current liabilities.....................................     234,088      220,532
Total equity................................................     306,079      194,838

6.  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment at December 31 is as follows:

                                                                 2001        2000
                                                              ----------   --------
Land and land improvements..................................  $   51,818   $ 43,144
Buildings and building equipment............................     311,499    222,860
Machinery and equipment.....................................     560,244    401,076
Software....................................................      38,438     30,430
Construction in progress....................................      56,769     74,453
                                                              ----------   --------
Total property, plant and equipment.........................   1,018,768    771,963
Less accumulated depreciation...............................     343,491    282,874
                                                              ----------   --------
Total property, plant and equipment, net....................  $  675,277   $489,089
                                                              ==========   ========

7.  DEBT OBLIGATIONS

     The Company had notes and short-term obligations at December 31, 2001 and 2000 of $34.0 million and $87.8 million, respectively.

     The Company also has a $250.0 million 5-year revolving credit facility with a variable interest rate based on LIBOR. There were no borrowings on this facility as of December 31, 2001.

                           ($ IN THOUSANDS IN TABLES)

     A summary of long-term debt at December 31 is as follows:

                                                                 2001        2000
                                                              ----------   --------
Term A loan -- quarterly installments through 2006;
  (variable rate based on LIBOR)............................  $  325,000   $     --
Term B loan -- quarterly installments through 2008;
  (variable rate based on LIBOR)............................     250,000         --
Senior unsecured notes -- due 2011; (8.75%).................     350,000         --
Syndicated Loan Agreement -- due 2001 through 2004; retired
  2001; (7.47%).............................................          --   $175,000
CoBank fixed interest loans -- quarterly installments
  through 2008; retired 2001; (5.41% to 7.85%)..............          --    186,000
The Prudential Insurance Co. of America -- due 2002 through
  2009; retired 2001; (6.18% to 6.58%)......................          --    135,000
Industrial development revenue bonds and other secured notes
  payable-due 2002 through 2016; (.95% to 6.00%)............      26,329     13,572
Capital Securities of Trust Subsidiary -- due 2028;
  (7.45%)...................................................     190,700    190,700
Other debt..................................................      24,982     31,406
                                                              ----------   --------
                                                               1,167,011    731,678
Less current portion........................................      19,546     68,936
                                                              ----------   --------
Total long-term debt........................................  $1,147,465   $662,742
                                                              ==========   ========

     During 2001, the Company obtained a Term A loan for $325.0 million and a Term B loan for $250.0 million. In addition, a long-term bond offering for $350.0 million, due 2011, was completed in November 2001. Debt covenants include certain minimum financial ratios that were all satisfied.

     The early extinguishment of previous credit facilities in 2001 resulted in an extraordinary loss, net in income taxes, of $14.5 million.

     The Company has loans to producers facilitated through the LOL Finance Co., a wholly owned, consolidated subsidiary of Land O'Lakes. At December 31, 2001 and 2000, $42.6 million and $41.8 million, respectively, of long-term debt financed these loans.

     Land O'Lakes Capital Trust I (the "Trust") was created for the sole purpose of issuing $200.0 million of Capital Securities and investing the proceeds thereof in an equivalent amount of debentures of the Company. The sole assets of the Trust, $206.2 million principal amount Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company, bearing interest at 7.45% and maturing on March 15, 2028, are eliminated upon consolidation. The Capital Securities are guaranteed to the extent set forth in the Offering Memorandum of the Capital Securities by the Company and bear the same interest rate and maturity date as the Debentures.

     During 2000, the Company purchased $9.3 million of Capital Securities, which resulted in an extraordinary gain, net of income taxes, of $3.6 million. The Company did not purchase any Capital Securities in 2001 and $190.7 million remained outstanding at December 31, 2001.

     Interest paid, including interest paid on capital securities and net of amounts capitalized ($0.1 million, $1.5 million and $1.7 million in 2001, 2001 and 1999, respectively), was $55.7 million, $59.8 million and $49.9 million in 2001, 2000 and 1999, respectively.

                           ($ IN THOUSANDS IN TABLES)

     The maturity of long-term debt for the next five years and thereafter is as follows:

                            YEAR                                AMOUNT
                            ----                               --------
2002........................................................   $ 19,546
2003........................................................     82,588
2004........................................................     77,519
2005........................................................    102,385
2006........................................................     77,336
2007 and thereafter.........................................    807,637

8.  LEASE COMMITMENTS

     The Company leases various equipment and real properties under long-term operating leases. Total rental expense was $29.8 million in 2001, $31.7 million in 2000 and $26.7 million in 1999. The minimum annual lease payments for the next five years and thereafter are as follows:

                            YEAR                                AMOUNT
                            ----                               --------
2002........................................................   $ 27,323
2003........................................................     28,430
2004........................................................     23,957
2005........................................................     21,704
2006........................................................     20,447
2007 and thereafter.........................................    111,277

     Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

9.  INCOME TAXES

     The components of the income tax provision are summarized as follows:

                                                          2001       2000      1999
                                                        --------   --------   -------
Current (benefit) expense
  Federal.............................................  $(14,516)  $ 15,945   $(3,953)
  State...............................................    (1,979)     2,164      (667)
                                                        --------   --------   -------
                                                         (16,495)    18,109    (4,620)
Deferred expense (benefit)............................    20,096    (31,824)    4,719
                                                        --------   --------   -------
Income tax expense (benefit)..........................  $  3,601   $(13,715)  $    99
                                                        ========   ========   =======

                           ($ IN THOUSANDS IN TABLES)

     The effective tax rate differs from the statutory rate primarily as a result of the following:

                                                              2001    2000    1999
                                                              -----   -----   -----
Statutory rate..............................................   35.0%   35.0%   35.0%
Patronage refunds...........................................  (27.6)  (57.3)  (57.3)
State income tax, net of federal benefit....................    0.6    (1.3)    0.2
Amortization of goodwill....................................    0.3     5.5    11.7
Effect of foreign operations................................    1.1     0.9     9.3
Disposal of investment......................................   (3.8)     --      --
Other, net..................................................   (1.6)    1.2     1.6
                                                              -----   -----   -----
Effective tax rate..........................................    4.0%  (16.0)%   0.5%
                                                              =====   =====   =====

     The significant components of the deferred tax assets and liabilities are as follows:

                                                           2001      2000      1999
                                                         --------   -------   -------
Deferred tax assets related to:
Deferred patronage.....................................  $ 12,443   $12,810   $    --
Accrued expenses.......................................    33,145    21,017    25,501
Allowance for doubtful accounts........................    12,040     5,557     6,140
Inventories............................................     5,064     3,588     4,171
Asset impairments......................................     8,037    16,020        --
Joint ventures.........................................     1,680    20,898     2,863
Other, net.............................................     3,829     3,710     6,501
                                                         --------   -------   -------
Total deferred tax assets..............................    76,238    83,600    45,176
                                                         --------   -------   -------
Deferred tax liabilities related to:
Property, plant and equipment..........................    77,904    12,946    15,588
Intangibles............................................    16,944    10,085       863
                                                         --------   -------   -------
Total deferred tax liabilities.........................    94,848    23,031    16,451
                                                         --------   -------   -------
Net deferred tax (liabilities) assets..................  $(18,610)  $60,569   $28,725
                                                         ========   =======   =======

     SFAS No. 109 "Accounting for Income Taxes" requires consideration of a valuation allowance if it is "more likely than not" that benefits of deferred tax assets will not be realized. Management has determined, based on prior earnings history and anticipated earnings, that no valuation allowance is necessary.

     Income taxes paid (recovered) in 2001, 2000, and 1999 were $22.3 million, $5.1 million and ($18.5) million, respectively.

10.  PENSION AND OTHER POSTRETIREMENT PLANS

     The Company has a defined pension plan, which covers all eligible employees not participating in a labor negotiated plan. Plan benefits are generally based on years of service and employees' highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA).

     The Company also sponsors plans that provide certain health care benefits for retired employees. Employees become eligible for these benefits upon meeting certain age and service requirements. The Company funds only the plans' annual cash requirements.

                           ($ IN THOUSANDS IN TABLES)

     Reconciliation of the funded status of the plans and the amounts included in the balance sheets are as follows:

                                                                   OTHER POSTRETIREMENT
                                              PENSION BENEFITS           BENEFITS
                                             -------------------   ---------------------
                                               2001       2000       2001        2000
                                             --------   --------   ---------   ---------
Change in benefit obligation:
  Benefit obligation at beginning of
     year..................................  $288,267   $279,726   $ 51,530    $ 47,679
  Service cost.............................     9,471      9,749        818         794
  Interest cost............................    21,091     19,931      3,918       3,649
  Plan amendments..........................       750         --         --       3,724
  Actuarial loss (gain)....................    10,922     (5,139)     8,112        (579)
  Benefits paid............................   (16,821)   (16,000)    (5,082)     (3,737)
                                             --------   --------   --------    --------
  Benefit obligation at end of year........  $313,680   $288,267   $ 59,296    $ 51,530
                                             ========   ========   ========    ========
Change in plan assets:
  Fair value of plan assets at beginning of
     year..................................  $304,506   $284,335   $     --    $     --
  Actual (loss) return on plan assets......    (5,702)    23,171         --          --
  Company contributions....................     2,000     13,000      5,082       3,737
  Benefits paid............................   (16,821)   (16,000)    (5,082)     (3,737)
                                             --------   --------   --------    --------
  Fair value of plan assets at end of
     year..................................  $283,983   $304,506   $     --    $     --
                                             ========   ========   ========    ========
Reconciliation of prepaid (accrued)
  benefits:
  Funded status............................  $(29,697)  $ 16,239   $(59,296)   $(51,530)
  Unrecognized net actuarial loss..........    65,591     20,538     28,191      21,405
  Unrecognized transition obligation.......        --         --      7,071       7,714
  Unrecognized prior service cost..........     3,823      3,887      3,192       3,458
                                             --------   --------   --------    --------
  Prepaid (accrued) benefit cost...........  $ 39,717   $ 40,664   $(20,842)   $(18,953)
                                             ========   ========   ========    ========
Weighted-average assumptions:
  Discount rate............................      7.25%      7.50%      7.25%       7.50%
  Expected return on plan assets...........      9.50%      9.50%       N/A         N/A
  Rate of compensation increase............      4.75%      4.75%       N/A         N/A

     For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for all years. The health care cost trend rate assumption affects the amounts reported. For example, a 1% increase in the assumed trend rate for health care costs would have increased the service cost and the interest cost components of 2001 postretirement health care benefits expense by $0.3 million and the accumulated postretirement benefit obligation by $4.2 million as of December 31, 2001. In contrast, a 1% decrease in the assumed trend rate for health care costs would have decreased the service cost and interest cost components of 2001 postretirement health care benefits expense by $0.2 million and the accumulated postretirement benefit obligation by $3.5 million as of December 31, 2001.

                           ($ IN THOUSANDS IN TABLES)

     Components of net periodic benefit cost are as follows:

                                     PENSION BENEFITS          OTHER POSTRETIREMENT BENEFITS
                              ------------------------------   ------------------------------
                                2001       2000       1999       2001       2000       1999
                              --------   --------   --------   --------   --------   --------
Service cost................  $  9,471   $  9,749   $  9,433    $  818     $  794     $  472
Interest cost...............    21,091     19,931     19,047     3,918      3,649      3,264
Expected return on assets...   (28,428)   (26,916)   (23,249)       --         --         --
Amortization of prior
  service cost..............       814        814        814       266        266         --
Amortization of actuarial
  loss......................        --         --      1,567     1,326      1,346      1,476
Amortization of transition
  obligation................        --         --         --       643        643        643
                              --------   --------   --------    ------     ------     ------
Net periodic benefit cost...  $  2,948   $  3,578   $  7,612    $6,971     $6,698     $5,855
                              ========   ========   ========    ======     ======     ======

     In addition to the defined benefit pension plan, the Company has a noncontributory, supplemental executive retirement plan (SERP), which is an unfunded, defined benefit plan. The projected benefit obligation of the unfunded plan was $14.4 million and $15.7 million at December 31, 2001 and 2000, respectively. The accumulated benefit obligation of this plan and the accrued SERP liability were $13.2 million and $12.8 million at December 31, 2001 and 2000, respectively. Net periodic pension cost was $1.2 million, $1.9 million and $2.3 million for 2001, 2000 and 1999, respectively.

     Certain eligible employees are covered by defined contribution plans. The expense for these plans was $4.9 million, $5.8 million and $6.8 million for 2001, 2000 and 1999, respectively.

     As a result of the acquisition of Purina Mills on October 11, 2001, the Company has two additional defined benefit pension plans as of December 31, 2001. As of the November 30, 2001 measurement date, the pension plan for production employees and the discretionary capital accumulation plan had estimated projected benefit obligations of $26.2 million and $24.9 million, respectively. The fair value of assets was $20.9 million and $0, respectively. At December 31, 2001, the accrued pension liability was $5.3 million and the accrued discretionary capital accumulation liability was $24.9 million.

11.  EQUITIES

     The authorized capital stock at December 31, 2001 consists of 2,000 shares of Class A Common, $1,000 par value; 50,000 shares of Class B Common, $1 par value; 500 shares of nonvoting Class C Common, $1,000 par value; 10,000 shares of nonvoting Class D Common, $1 par value; and 1,000,000 shares of nonvoting, 8% non-cumulative Preferred $10 par value.

                           ($ IN THOUSANDS IN TABLES)

     The following details the activity in membership shares during the three years ended December 31, 2001:

                                                           NUMBER OF SHARES
                                               -----------------------------------------
                                                          COMMON
                                               -----------------------------
                                                 A       B       C      D      PREFERRED
                                               -----   ------   ---   ------   ---------
December 31, 1998............................    911    8,287   127    3,078    112,077
  New Members................................     22      405     3      703         --
  Redemptions................................    (55)    (938)  (13)    (682)    (5,354)
                                               -----   ------   ---   ------    -------
December 31, 1999............................    878    7,754   117    3,099    106,723
  New Members................................    327      295    84      671         --
  Redemptions................................    (39)  (2,159)   (4)  (2,270)    (9,289)
                                               -----   ------   ---   ------    -------
December 31, 2000............................  1,166    5,890   197    1,500     97,434
  New Members................................     47      716    18      364         --
  Redemptions................................    (41)    (739)  (15)    (426)    (4,865)
                                               -----   ------   ---   ------    -------
December 31, 2001............................  1,172    5,867   200    1,438     92,569
                                               =====   ======   ===   ======    =======

     Patronage refunds to members of $70.6 million, $142.3 million and $34.9 million for the years ended December 31, 2001, 2000 and 1999, respectively, are based on earnings in specific patronage or product categories and in proportion to the business each member does within each category. For 2001, Land O'Lakes will issue qualified patronage refunds in the amount of $70.6 million. Qualified patronage refunds are tax deductible by the Company when qualified written notices of allocation are issued and non-qualified patronage refunds are tax deductible when redeemed with cash. The Company will not issue any non-qualified patronage refunds for 2001.

     The allocation to retained earnings of $(1.8) million in 2001, $(34.0) million in 2000 and $(5.9) million in 1999 represent losses generated by non-member businesses plus amounts under the retained earnings program as provided in the by-laws of the Company.

12.  ACQUISITIONS, MERGERS AND DIVESTITURES

     On October 11, 2001, the Company acquired 100% of the outstanding stock of Purina Mills, Inc. (Purina Mills). The Company contributed the stock to Land O'Lakes Farmland Feed LLC in exchange for increasing its ownership in the LLC from 73.7% to 92.0%. The results of operations of Purina Mills are included in the consolidated financial statements since that date. Purina Mills is a commercial and lifestyle feed company. This acquisition allowed the Company to diversify into lifestyle feed products.

     The aggregate purchase price was approximately $359 million, net of cash acquired, of which $247 million represented cash payments for stock and acquisition costs and $112 million represented debt retirement. In connection with the acquisition, the Company refinanced certain existing bank financing arrangements and entered into new bank financing arrangements (see Note 7).

                           ($ IN THOUSANDS IN TABLES)

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining final third party valuations of certain assets; thus, the allocation of the purchase price is subject to refinement.

                                                               AT OCTOBER 11, 2001
                                                               -------------------
Current assets..............................................        $ 92,486
Investments.................................................          10,430
Property, plant and equipment...............................         218,913
Goodwill....................................................          86,872
Other intangibles...........................................          98,940
Other assets................................................          32,892
                                                                    --------
  Total assets acquired.....................................         540,533
                                                                    --------
Current liabilities.........................................          64,338
Other liabilities...........................................         117,638
                                                                    --------
  Total liabilities assumed.................................         181,976
                                                                    --------
  Net assets acquired.......................................        $358,557
                                                                    ========

     Goodwill of $86.9 million was recognized and assigned to the Feed segment. None of the goodwill is expected to be deductible for tax purposes. Of the $98.9 million of acquired identifiable intangible assets, $76.5 million is not subject to amortization, and relates primarily to trade names and trademarks. The remaining intangible assets of $22.4 million, have a weighted average useful life of approximately 12 years and consist of patents in the amount of $16.4 million (14 year weighted average useful life) and contracts of $6.0 million (3 year weighted average useful life). The following table summarizes the unaudited pro forma results of operations for the years ended December 31, 2001 and 2000 for the Company as if the Purina Mills acquisition had occurred on January 1, 2001 and 2000, respectively. The unaudited pro forma results of operations are for informational purposes only and do not purport to represent what the Company's results of operations would have been if the acquisition had actually occurred on those dates.

                                                                  PRO FORMA YEAR
                                                                 ENDED DECEMBER 31
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Net sales...................................................  $6,638,776   $6,608,595
Earnings before extraordinary item..........................      85,603      101,520
Net earnings................................................      71,152       90,735

     During 2000, Land O'Lakes completed acquisitions that required cash outlays of $101.1 million. The Company received $184.1 million of net cash proceeds from divestitures.

     In January 2000, Land O'Lakes expanded its butter production capacity with the acquisition of Madison Dairy Produce Co. in Madison, Wisconsin. The Company broadened its seed operations during the year by acquiring the seed assets of several companies, including WilFarm LLC, Agro Distribution, Advanta Seeds, Inc. and AgriBioTech Inc. Other acquisitions in 2000 included the purchase of a cheese plant in Gustine, California and a feed mill in Neosho, Missouri.

     In April 2000, the Company divested of a swine business in North Carolina for net proceeds of $4.4 million which resulted in a gain of $0.5 million. In July 2000, the Company sold its fluid dairy assets to Dean Foods Company for net proceeds of $179.7 million which resulted in a gain of $88.5 million.

                           ($ IN THOUSANDS IN TABLES)

     In October 2000, the Company and Farmland entered into a new venture that combined both of their feed businesses into a single entity -- Land O'Lakes Farmland Feed LLC. Land O'Lakes owned 69% of the venture at the date of combination; and as majority-owner, fully consolidates its operating activities.

     Land O'Lakes acquisitions in 1999 required cash outlays of $73.9 million. In June 1999, Land O'Lakes acquired a selected portion of Terra Industries, Inc. (Terra) agricultural retail distribution assets, primarily the assets located in Indiana, Michigan and Ohio. The remainder of Terra retail distribution assets was acquired by Agro Distribution, LLC, a joint venture company that was equally owned by Land O'Lakes and Cenex Harvest States Cooperatives. Other acquisitions in 1999 included the purchase of a seed company and a retail farm supply business. The Company also disposed of a flavoring business for $75.9 million of net cash proceeds, which resulted in a gain of $54.2 million.

     All of the above acquisitions have been accounted for as purchases and accordingly the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The operating results are included in the Statements of Operations from the date of acquisition.

13.  RESTRUCTURING AND IMPAIRMENT CHARGES

     A summary of restructuring and impairment charges is as follows:

                                                            2001      2000      1999
                                                           -------   -------   ------
Restructuring (reversals) charges........................  $(4,067)  $ 9,700   $   --
Impairment charges.......................................    7,800    44,526    3,856
                                                           -------   -------   ------
Total restructuring and impairment charges...............  $ 3,733   $54,226   $3,856
                                                           =======   =======   ======

     In 2001, the Company recorded restructuring and impairment charges of $3.7 million. Dairy Foods recorded a restructuring charge of $1.7 million, which had not been paid at December 31, 2001, for severance costs for 63 production employees resulting from the consolidation of production facilities. Feed reversed $5.7 million of a prior-year restructuring charge primarily due to a change in business strategy following the Purina Mills acquisition, which resulted in the decision to continue to operate plants that were held for sale at December 31, 2000. An impairment charge of $6.0 million related to the Company's feed operation in Mexico held for sale at December 31, 2001, was recorded in order to value the business at its expected selling price less costs of disposal. Swine recorded an impairment charge of $1.8 million to reduce undeveloped land with permit issues to its estimated fair value.

     In 2000, the Company recorded restructuring and impairment charges of $54.2 million. The restructuring charge of $9.7 million resulted from initiatives within Land O'Lakes Farmland Feed LLC to consolidate facilities and reduce personnel. Of the $9.7 million, $7.2 million related to the closing and planned sale of 12 plants and consisted of $5.5 million to write down assets held for sale to their estimated fair value and $1.7 million for demolition expenses and incidental exit costs. The remaining $2.5 million represented severance and outplacement costs for 119 non-plant employees. The impairment charge of $44.5 million resulted from a reduction in the carrying amounts of certain impaired assets to their estimated fair value, determined on the basis of third-party appraisals or estimated cash flows. The impairment was related to cheese marketing and production assets that were significantly underutilized due to changes in consumer product preferences and costs associated with sourcing raw materials. The impairment charge of $3.9 million in 1999 was related to underutilization of the Company's cheese production assets in Poland.

14.  CONTINGENCIES

     The Company is currently and from time to time involved in litigation and environmental claims incidental to the conduct of business. The damages claimed in some of these cases are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not

                           ($ IN THOUSANDS IN TABLES)

currently believe that, in the aggregate, they will result in liabilities material to the Company's consolidated financial condition, future results of operations or cash flows.

     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for the hazardous waste located at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study in connection with the site, and also demanded that the Company reimburse the EPA approximately $8.9 million for remediation expenses already incurred at the site. The Company has responded to the EPA denying any responsibility. No further communication has been received from the EPA.

     The Company is contingently liable for a lease obligation at Cheese and Protein International, LLC, (CPI) a 70% owned joint venture consolidated by Land O'Lakes. In the event CPI defaults on its obligations under the Lease, the Company could elect one of the following options: (i) assume the obligations of CPI, (ii) purchase the leased assets, (iii) fully cash collateralize the Lease or (iv) nominate a replacement lessee to be approved by the lessor. If the Company elected to assume the obligations of CPI, the Company would be liable for up to $79.8 million at December 31, 2001.

15.  SEGMENT INFORMATION

     The Company operates in five segments, dairy foods, animal feed, crop seed, swine and agronomy.

     The dairy foods segment produces, markets and sells products such as butter, spreads, cheese, and other dairy related products. Products are sold under well-recognized national brand names including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under regional brand names such as New Yorker and Lake to Lake.

     The animal feed segment is made up of a 92% ownership position in Land O'Lakes Farmland Feed LLC. Land O'Lakes Farmland Feed LLC develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives.

     The crop seed segment is a supplier and distributor of crop seed products in the United States. A variety of crop seed is sold, including alfalfa, soybeans, corn and forage and turf grasses.

     The swine segment has three programs, farrow-to-finish, swine aligned and cost-plus. The farrow-to-finish program produces and sells market hogs. The swine aligned program raises feeder pigs which are sold to local member cooperatives. The cost-plus program provides minimum hog price guarantees to producers in exchange for swine feed sales and profit participation.

     The agronomy segment consists primarily of the Company's 50% ownership in Agriliance, LLC, which is accounted for under the equity method. Agriliance, LLC markets and sells two primary product lines: crop protection (including herbicides and pesticides) and crop nutrients (including fertilizers and micronutrients).

     The Company allocates corporate administration expense to all of its business segments, both directly and indirectly. Corporate staff functions that are able to determine actual services provided to each segment allocate expense on a direct and predetermined basis. All other corporate staff functions allocate expense indirectly based on each segment's percent of total invested capital. A majority of corporate administration expense is allocated directly.

                                     DAIRY FOODS      FEED        SEED      SWINE      AGRONOMY     OTHER     CONSOLIDATED
                                     -----------   ----------   --------   --------   ----------   --------   ------------
FOR THE YEAR ENDED DECEMBER 31,
  2001
  Net sales........................  $3,572,420    $1,864,029   $413,567   $109,895   $       --   $ 13,522    $5,973,433
  Cost of sales....................   3,228,430     1,691,317    354,175     96,980           --      7,712     5,378,614
  Selling and administration.......     277,507       130,442     48,980      5,155       16,394      8,683       487,161
  Restructuring and impairment
    charges........................       1,661           272         --      1,800           --         --         3,733

                           ($ IN THOUSANDS IN TABLES)

                                     DAIRY FOODS      FEED        SEED      SWINE      AGRONOMY     OTHER     CONSOLIDATED
                                     -----------   ----------   --------   --------   ----------   --------   ------------
  Interest expense, net............      20,046        13,786      6,481      6,182        8,057      1,534        56,086
  Equity in (earnings) loss of
    affiliated companies...........      (4,940)       (4,437)       324     (3,325)     (34,704)    (1,501)      (48,583)
  Minority interest in (loss)
    earnings of subsidiaries.......      (1,000)        7,992          6         --           --       (116)        6,882
                                     ----------    ----------   --------   --------   ----------   --------    ----------
  Earnings (loss) before income
    taxes and extraordinary item...  $   50,716    $   24,657   $  3,601   $  3,103   $   10,253   $ (2,790)   $   89,540
                                     ==========    ==========   ========   ========   ==========   ========    ==========
FOR THE YEAR ENDED DECEMBER 31,
  2000
  Net sales........................  $3,194,175    $1,182,230   $365,522   $101,991   $  857,004   $ 67,868    $5,768,790
  Cost of sales....................   2,822,973     1,064,772    308,498     93,449      794,564     61,854     5,146,110
  Selling and administration.......     299,328        84,384     44,007      7,888       39,545     10,154       485,306
  Restructuring and impairment
    charges........................      44,526         9,700         --         --           --         --        54,226
  Interest expense, net............      29,437         4,300      6,419      6,477        6,109       (303)       52,439
  Gain from divestiture of
    business.......................     (88,530)           --         --       (504)          --         --       (89,034)
  Equity in (earnings) loss of
    affiliated companies...........      (1,301)       (2,433)      (147)    (3,485)      46,033     (3,101)       35,566
  Minority interest in (loss)
    earnings of subsidiaries.......        (171)       (1,786)         1         40          211        300        (1,405)
                                     ----------    ----------   --------   --------   ----------   --------    ----------
  Earnings (loss) before income
    taxes and extraordinary item...  $   87,913    $   23,293   $  6,744   $ (1,874)  $  (29,458)  $ (1,036)   $   85,582
                                     ==========    ==========   ========   ========   ==========   ========    ==========
FOR THE YEAR ENDED DECEMBER 31,
  1999
  Net sales........................  $3,291,095    $  931,247   $190,832   $ 82,719   $1,023,298   $ 96,603    $5,615,794
  Cost of sales....................   3,003,528       829,152    151,979     93,165      933,758     88,832     5,100,414
  Selling and administration.......     298,116        80,712     33,175      9,984       75,292      9,642       506,921
  Restructuring and impairment
    charges........................       3,856            --         --         --           --         --         3,856
  Interest expense, net............      30,326         3,907      2,038      4,878        4,908     (1,355)       44,702
  Gain from divestiture of
    business.......................     (54,175)           --         --         --           --         --       (54,175)
  Equity in (earnings) loss of
    affiliated companies...........        (474)       (2,238)    (1,674)       488       (3,083)      (301)       (7,282)
  Minority interest in (loss)
    earnings of subsidiaries.......        (754)          627         22        (34)          --         (1)         (140)
                                     ----------    ----------   --------   --------   ----------   --------    ----------
  Earnings (loss) before income
    taxes..........................  $   10,672    $   19,087   $  5,292   $(25,762)  $   12,423   $   (214)   $   21,498
                                     ==========    ==========   ========   ========   ==========   ========    ==========
2001
  Total assets.....................  $  730,365    $  981,229   $379,912   $ 77,911   $  411,738   $510,223    $3,091,378
                                     ==========    ==========   ========   ========   ==========   ========    ==========
  Depreciation and amortization....      42,466        31,707      5,008      5,575        6,321      6,211        97,288
                                     ==========    ==========   ========   ========   ==========   ========    ==========
  Capital expenditures.............      37,749        24,872      2,685      7,310           --     11,320        83,936
                                     ==========    ==========   ========   ========   ==========   ========    ==========
2000
  Total assets.....................  $  715,267    $  446,249   $335,260   $ 95,999   $  417,602   $462,966    $2,473,343
                                     ==========    ==========   ========   ========   ==========   ========    ==========
  Depreciation and amortization....      42,766        18,618      5,583      6,180        4,624      5,850        83,621
                                     ==========    ==========   ========   ========   ==========   ========    ==========
  Capital expenditures.............      60,291        21,507      3,521      9,572           --      9,452       104,343
                                     ==========    ==========   ========   ========   ==========   ========    ==========
1999
  Total assets.....................  $  741,284    $  231,505   $220,576   $102,943   $  497,754   $906,062    $2,700,124
                                     ==========    ==========   ========   ========   ==========   ========    ==========
  Depreciation and amortization....      47,426        14,739      2,685      7,879        3,388      5,558        81,675
                                     ==========    ==========   ========   ========   ==========   ========    ==========
  Capital expenditures.............      63,310        17,366      4,803     13,950           --      9,838       109,267
                                     ==========    ==========   ========   ========   ==========   ========    ==========

                           ($ IN THOUSANDS IN TABLES)

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                             FIRST        SECOND       THIRD        FOURTH
                            QUARTER      QUARTER      QUARTER      QUARTER     FULL YEAR
                           ----------   ----------   ----------   ----------   ----------
2001
Net sales................  $1,400,622   $1,399,091   $1,443,114   $1,730,606   $5,973,433
Gross profit.............     139,133      140,445      121,451      193,790      594,819
Earnings (loss) before
  extraordinary item.....      12,207       51,464       (4,551)      26,819       85,939
Net earnings (loss)......      15,218       42,568       (4,988)      18,690       71,488

     In the fourth quarter, net earnings included $6.3 million for the operating results of Purina Mills, acquired on October 11, 2001. Net earnings were reduced by charges of $14.5 million for the extraordinary loss on early extinguishment of debt, $3.0 million (pre-tax) for a legal reserve booked as the result of a patent infringement judgment, and $7.9 million (pre-tax) for restructuring and impairment charges. Net earnings in the fourth quarter of 2001 included a $12.6 million pre-tax reversal of a $20 million pre-tax charge recorded in the fourth quarter of 2000 for Agriliance assets held for sale. The 2001 reversal and the 2000 charge were recorded in "Equity in (earnings) loss of affiliated companies" in the consolidated statement of operations.

                             FIRST        SECOND       THIRD        FOURTH
                            QUARTER      QUARTER      QUARTER      QUARTER     FULL YEAR
                           ----------   ----------   ----------   ----------   ----------
2000
Net sales................  $1,472,086   $1,761,988   $1,146,280   $1,388,436   $5,768,790
Gross profit.............     166,008      180,429      116,666      159,577      622,680
Earnings (loss) before
  extraordinary item.....      30,274       34,593       49,172      (14,742)      99,297
Net earnings (loss)......      26,841       38,190       50,642      (12,741)     102,932

     In the third quarter, net earnings included a $83.5 million (pre-tax) gain from the sale of the Company's fluid dairy assets, a $1.6 million extraordinary gain on early extinguishment of debt, and a $37.5 million charge for the write-down of impaired assets. In the fourth quarter, net earnings included a $2.0 million extraordinary gain on early extinguishment of debt, and a $16.7 million (pre-tax) restructuring and impairment charge.

17.  RELATED PARTY TRANSACTIONS

     The Company has a 55% interest in Melrose Dairy Proteins, LLC, a joint venture with Dairy Farmers of America formed in April 2001. For the year ended December 31, 2001, the Company purchased $1.3 million in product from the venture and sold $63.2 million in product to the venture.

     The Company has a 50% interest in Agriliance LLC, a joint venture with United Country Brands formed in July 2000. For the years ended December 31, 2001 and 2000, the Company sold services to the venture of $7.1 million and $4.9 million, respectively.

                           ($ IN THOUSANDS IN TABLES)

18.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows:

                                                       ADDITIONS
                                                      ------------
                                         BALANCE AT   NET CHARGES
                                         BEGINNING      TO COSTS     (OTHER ADDITIONS)/   BALANCE AT
DESCRIPTION                               OF YEAR     AND EXPENSES       DEDUCTIONS       END OF YEAR
-----------                              ----------   ------------   ------------------   -----------
Year ended December 31, 2001...........   $17,870        $1,871           $(3,213)(a)       $22,954
Year ended December 31, 2000...........    15,355         4,550             2,035(b)         17,870
Year ended December 31, 1999...........    13,512         4,576             2,733(c)         15,355

---------------

(a) Includes ($6,206) from the acquisition of Purina Mills, Inc. and accounts charged off, net of recoveries.

(b) Includes ($15) from the acquisition of Seedbiotics, LLC, ($57) from the acquisition of Nutra Blend and ($80) from the acquisition of Advanta and accounts charged off, net of recoveries.

(c) Includes ($35) from the acquisition of Seed Research of Oregon and accounts charged off, net of recoveries.

19. CONSOLIDATING FINANCIAL INFORMATION

     The Company entered into financing arrangements which are guaranteed by the Company and certain of its wholly and majority owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

     The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of operations and cash flow information for the Company, Guarantor Subsidiaries and the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                                  LAND O'LAKES

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001

                                    LAND        CONSOLIDATED     MAJORITY
                                O'LAKES, INC.      WHOLLY         OWNED
                                   PARENT          OWNED       CONSOLIDATED   NON-GUARANTOR
                                   COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                -------------   ------------   ------------   -------------   ------------   ------------
                                                                    ($ IN THOUSANDS)
                                                         ASSETS
Current assets:
  Cash and short-term
     investments..............   $  111,054       $  9,090       $ (1,027)      $ 11,052       $      --      $  130,169
  Receivables, net............      552,951         23,659        136,949         47,109        (186,657)        574,011
  Inventories.................      276,115         57,388        107,548          9,723              --         450,774
  Prepaid expenses............      168,486          9,625          6,265          1,114              --         185,490
  Other current assets........       27,038             --             --             --              --          27,038
                                 ----------       --------       --------       --------       ---------      ----------
       Total current assets...    1,135,644         99,762        249,735         68,998        (186,657)      1,367,482
Investments...................    1,047,711          3,596         50,751          1,453        (535,381)        568,130
Property, plant and equipment,
  net.........................      272,328         29,146        319,164         54,639              --         675,277
Goodwill, net.................      138,054         12,224        103,790            959              --         255,027
Other intangibles.............        3,484          2,669        102,503            331              --         108,987
Other assets..................       73,403          2,111          4,521         48,141         (11,701)        116,475
                                 ----------       --------       --------       --------       ---------      ----------
       Total assets...........   $2,670,624       $149,508       $830,464       $174,521       $(733,739)     $3,091,378
                                 ==========       ========       ========       ========       =========      ==========
                                                LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
     obligations..............   $      270       $  2,701       $ 88,902       $ 68,261       $(126,163)     $   33,971
  Current portion of long-term
     debt.....................       19,995         59,506             23             59         (60,037)         19,546
  Accounts payable............      436,177         61,786        133,872         20,550             (76)        652,309
  Accrued expenses............      142,820          6,959         33,769          4,021              --         187,569
  Patronage refunds payable...       28,900             --             --             --              --          28,900
                                 ----------       --------       --------       --------       ---------      ----------
       Total current
          liabilities.........      628,162        130,952        256,566         92,891        (186,276)        922,295
Long-term debt................    1,125,437          9,924             65         24,121         (12,082)      1,147,465
Employee benefits and other
  liabilities.................       45,459          1,434         35,626            282              --          82,801
Decreased tax benefit.........       42,495             --             --             --              --          42,495
Minority interests............        5,494             --            972         13,744          39,596          59,806
Equities:
  Capital stock...............        2,305          1,084        504,916         58,410        (564,410)          2,305
  Member equities.............      805,860             --             --             --              --         805,860
  Retained earnings...........       15,412          6,114         32,319        (14,927)        (10,567)         28,351
                                 ----------       --------       --------       --------       ---------      ----------
       Total equities.........      823,577          7,198        537,235         43,483        (574,977)        836,516
                                 ----------       --------       --------       --------       ---------      ----------
Total liabilities and
  equities....................   $2,670,624       $149,508       $830,464       $174,521       $(733,739)     $3,091,378
                                 ==========       ========       ========       ========       =========      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                         LAND      CONSOLIDATED     MAJORITY
                                       O'LAKES        WHOLLY         OWNED
                                        PARENT        OWNED       CONSOLIDATED   NON-GUARANTOR
                                       COMPANY      GUARANTORS     GUARANTORS    SUBSIDIARIES    CONSOLIDATED
                                      ----------   ------------   ------------   -------------   ------------
                                                                 ($ IN THOUSANDS)
Net sales...........................  $3,870,257     $215,187      $1,763,928      $124,061       $5,973,433
Cost of sales.......................   3,485,601      180,692       1,599,083       113,238        5,378,614
                                      ----------     --------      ----------      --------       ----------
Gross profit........................     384,656       34,495         164,845        10,823          594,819
Selling and administration..........     315,639       31,625         125,188        14,709          487,161
Restructuring and impairment charges
  (reversals).......................       9,461           --          (5,728)           --            3,733
                                      ----------     --------      ----------      --------       ----------
Earnings (loss) from operations.....      59,556        2,870          45,385        (3,886)         103,925
Interest expense, net...............      46,375        4,677           5,616          (582)          56,086
Equity in earnings of affiliated
  companies.........................     (46,006)          --          (2,577)           --          (48,583)
Minority interest in earnings
  (losses) of subsidiaries..........       7,275           --             359          (752)           6,882
                                      ----------     --------      ----------      --------       ----------
Earnings (loss) before income taxes
  and extraordinary item............      51,912       (1,807)         41,987        (2,552)          89,540
Income tax expense..................       2,355          761              --           485            3,601
                                      ----------     --------      ----------      --------       ----------
Earnings (loss) before extraordinary
  item..............................      49,557       (2,568)         41,987        (3,037)          85,939
Extraordinary loss on early
  extinguishment of debt, net of
  income tax benefit of $9,002......      14,451           --              --            --           14,451
                                      ----------     --------      ----------      --------       ----------
Net earnings (loss).................  $   35,106     $ (2,568)     $   41,987      $ (3,037)      $   71,488
                                      ==========     ========      ==========      ========       ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                              LAND      CONSOLIDATED     MAJORITY
                                            O'LAKES        WHOLLY         OWNED
                                             PARENT        OWNED       CONSOLIDATED   NON-GUARANTOR
                                            COMPANY      GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                           ----------   ------------   ------------   -------------   ------------   ------------
                                                                              ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)....................  $   35,106     $ (2,568)     $  41,987       $ (3,037)      $      --      $   71,488
  Adjustments to reconcile net earnings
    (loss) to net cash provided (used) by
    operating activities:
    Depreciation and amortization........      62,643        5,207         26,396          3,042              --          97,288
    Bad debt expense.....................       1,871           --             --             --              --           1,871
    Proceeds from patronage revolvement
      received...........................       2,895           --             --             --              --           2,895
    Non-cash patronage...................      (4,999)          --             --             --              --          (4,999)
    Increase (decrease) in other
      assets.............................     (30,767)         (71)        26,147            291           2,701          (1,699)
    (Decrease) increase in other
      liabilities........................      92,507         (533)      (137,049)            88          48,765           3,778
    Restructuring and impairment charges
      (reversals)........................       9,461           --         (5,728)            --              --           3,733
    Equity in earnings of affiliated
      companies..........................     (46,006)          --         (2,577)            --              --         (48,583)
    Minority interest....................       7,275           --            359           (752)             --           6,882
    Other................................     (10,973)          --          5,198           (378)             --          (6,153)
  Changes in current assets and
    liabilities, net of acquisitions and
    divestitures:
    Receivables..........................      57,537          464         (8,646)        (5,427)         (6,630)         37,298
    Inventories..........................      12,449       (1,952)        11,057           (415)             --          21,139
    Prepaid expenses and other current
      assets.............................     (21,347)       2,263         19,967           (136)             --             747
    Accounts payable.....................     124,532      (59,137)        (2,701)         1,666          60,042         124,402
    Accrued expenses.....................     (10,815)      (1,217)       (24,480)           729              --         (35,783)
                                           ----------     --------      ---------       --------       ---------      ----------
  Net cash provided (used) by operating
    activities...........................     281,369      (57,544)       (50,070)        (4,329)        104,878         274,304
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment............................     (46,240)      (1,475)       (19,353)       (16,868)             --         (83,936)
  Acquisitions, net of cash acquired.....          --           --       (371,858)            --              --        (371,858)
  Payments for investments...............    (403,488)        (278)       (20,883)        (1,405)        379,865         (46,189)
  Proceeds from sale of investments......       5,264           --             --             --              --           5,264
  Proceeds from sale of property, plant
    and equipment........................      29,940          145             --            139              --          30,224
  Other..................................         392           --          4,901             --              --           5,293
                                           ----------     --------      ---------       --------       ---------      ----------
  Net cash (used) provided by investing
    activities...........................    (414,132)      (1,608)      (407,193)       (18,134)        379,865        (461,202)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term
    debt.................................     (80,726)      61,703         67,401          6,715        (108,905)        (53,812)
  Proceeds from issuance of long-term
    debt.................................   1,347,917           --             --         17,584           4,027       1,369,528
  Payments on principal of long-term
    debt.................................    (922,823)         (55)        (8,702)        (3,524)             --        (935,104)
  Payments for debt issuance costs.......     (20,265)          --             --             --              --         (20,265)
  Payments for redemption of member
    equities.............................     (46,896)          --             --             --              --         (46,896)
  Other..................................     (38,714)       7,140        409,212          1,849        (379,865)           (378)
                                           ----------     --------      ---------       --------       ---------      ----------
  Net cash (used) provided by financing
    activities...........................     238,493       68,788        467,911         22,624        (484,743)        313,073
                                           ----------     --------      ---------       --------       ---------      ----------
  Net increase in cash...................     105,730        9,636         10,648            161              --         126,175
Cash and cash equivalents at beginning of
  year...................................       5,324         (546)       (11,675)        10,891              --           3,994
                                           ----------     --------      ---------       --------       ---------      ----------
Cash and cash equivalents at end of
  year...................................  $  111,054     $  9,090      $  (1,027)      $ 11,052       $      --      $  130,169
                                           ==========     ========      =========       ========       =========      ==========

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000

                                       LAND                         MAJORITY
                                   O'LAKES, INC.   CONSOLIDATED      OWNED
                                      PARENT       WHOLLY OWNED   CONSOLIDATED   NON-GUARANTOR
                                      COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   -------------   ------------   ------------   -------------   ------------   ------------
                                                                       ($ IN THOUSANDS)
                                                           ASSETS

Current assets:
  Cash and short-term
     investments.................   $    5,324       $   (546)      $(11,675)      $ 10,891       $      --      $    3,994
  Receivables, net...............      616,559         24,123         96,965         41,698        (193,287)        586,058
  Inventories....................      299,217         55,435         72,155          9,282              --         436,089
  Prepaid expenses...............      150,471         11,888         10,118            983              --         173,460
  Other current assets...........       24,686             --             --             --              --          24,686
                                    ----------       --------       --------       --------       ---------      ----------
          Total current assets...    1,096,257         90,900        167,563         62,854        (193,287)      1,224,287
  Investments....................      598,723          3,318         19,277             47        (155,516)        465,849
  Property, plant and equipment,
     net.........................      313,481         31,391        103,433         40,784              --         489,089
  Goodwill, net..................      127,879         13,837         17,317          2,374              --         161,407
  Other intangibles..............        2,744          2,499          3,179            366              --           8,788
  Other assets...................       80,508          2,230          3,038         47,147          (9,000)        123,923
                                    ----------       --------       --------       --------       ---------      ----------
          Total assets...........   $2,219,592       $144,175       $313,807       $153,572       $(357,803)     $2,473,343
                                    ==========       ========       ========       ========       =========      ==========

                                                  LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term
     obligations.................   $   82,009       $     --       $ 21,634       $ 61,435       $ (77,295)     $   87,783
  Current portion of long-term
     debt........................       68,372            504             --             60              --          68,936
  Accounts payable...............      356,986        114,313         67,939         14,053         (60,118)        493,173
  Accrued expenses...............      158,569          8,174         42,634          3,374              --         212,751
  Patronage refunds payable......       37,493             --             --             --              --          37,493
                                    ----------       --------       --------       --------       ---------      ----------
          Total current
            liabilities..........      703,429        122,991        132,207         78,922        (137,413)        900,136
Long-term debt...................      650,044          9,979          8,861          9,967         (16,109)        662,742
Employee benefits and other
  liabilities....................       41,962          1,966         55,067            194         (48,765)         50,424
Minority interests...............           --             --         (1,439)        14,937          41,589          55,087
Equities:
  Capital stock..................        2,345            111        126,860         55,179        (182,150)          2,345
  Member equities................      768,941             --         (1,752)         1,752              --         768,941
  Retained earnings..............       52,871          9,128         (5,997)        (7,379)        (14,955)         33,668
                                    ----------       --------       --------       --------       ---------      ----------
          Total equities.........      824,157          9,239        119,111         49,552        (197,105)        804,954
                                    ----------       --------       --------       --------       ---------      ----------
Total liabilities and equities...   $2,219,592       $144,175       $313,807       $153,572       $(357,803)     $2,473,343
                                    ==========       ========       ========       ========       =========      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                              LAND                         MAJORITY
                                          O'LAKES, INC.   CONSOLIDATED      OWNED
                                             PARENT       WHOLLY OWNED   CONSOLIDATED   NON-GUARANTOR
                                             COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    CONSOLIDATED
                                          -------------   ------------   ------------   -------------   ------------
                                                                       ($ IN THOUSANDS)
Net sales...............................   $5,140,321       $205,113       $352,575        $70,781       $5,768,790
Cost of sales...........................    4,605,870        161,079        323,412         55,749        5,146,110
                                           ----------       --------       --------        -------       ----------
Gross profit............................      534,451         44,034         29,163         15,032          622,680
Selling and administration..............      401,916         39,638         24,731         19,021          485,306
Restructuring and impairment charges....        7,100         37,426          9,700             --           54,226
                                           ----------       --------       --------        -------       ----------
Earnings (loss) from operations.........      125,435        (33,030)        (5,268)        (3,989)          83,148
Interest expense, net...................       48,370          4,182          1,933         (2,046)          52,439
Gain from divestiture of businesses.....      (89,034)            --             --             --          (89,034)
Equity in loss (earnings) of affiliated
  companies.............................       35,874             --           (308)            --           35,566
Minority interest in (loss) earnings of
  subsidiaries..........................       (1,470)           211             42           (188)          (1,405)
                                           ----------       --------       --------        -------       ----------
Earnings (losses) before income taxes
  and extraordinary item................      131,695        (37,423)        (6,935)        (1,755)          85,582
Income tax (benefit) expense............      (14,869)           787           (244)           611          (13,715)
                                           ----------       --------       --------        -------       ----------
Earnings (loss) before extraordinary
  item..................................      146,564        (38,210)        (6,691)        (2,366)          99,297
Extraordinary (loss) gain on early
  extinguishment of debt, net of income
  tax expense of $815...................       (3,635)            --             --             --           (3,635)
                                           ----------       --------       --------        -------       ----------
Net earnings (loss).....................   $  150,199       $(38,210)      $ (6,691)       $(2,366)      $  102,932
                                           ==========       ========       ========        =======       ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                            LAND                         MAJORITY
                                        O'LAKES, INC.   CONSOLIDATED      OWNED
                                           PARENT       WHOLLY OWNED   CONSOLIDATED   NON-GUARANTOR
                                           COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        -------------   ------------   ------------   -------------   ------------   ------------
                                                                            ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).................    $ 150,199       $(38,210)     $  (6,691)      $ (2,366)       $     --      $ 102,932
  Adjustments to reconcile net (loss)
    earnings to net cash provided by
    operating activities:
    Depreciation and amortization.....       73,248          3,558          4,860          1,955              --         83,621
    Bad debt expense..................        4,550             --             --             --              --          4,550
    Proceeds from patronage
      revolvement received............       16,350             --             --             --              --         16,350
    Non-cash patronage................       (9,914)            --             --             --              --         (9,914)
    Increase (decrease) in other
      assets..........................       57,205          6,165        (29,726)        (4,107)        (53,117)       (23,580)
    (Decrease) increase in other
      liabilities.....................       (5,700)           390         54,269              7         (48,293)           673
    Restructuring and impairment
      charges.........................        7,100         37,426          9,700             --              --         54,226
    Gain from divestiture of
      businesses......................      (89,034)            --             --             --              --        (89,034)
    Equity in earnings (losses) of
      affiliated companies............       35,874             --           (308)            --              --         35,566
    Minority interest.................       (1,470)           211             42           (188)             --         (1,405)
    Other.............................        1,064           (211)        (6,103)         6,414              --          1,164
  Changes in current assets and
    liabilities, net of acquisitions
    and divestitures:
    Receivables.......................      (62,067)         2,867        (97,256)        (5,004)        136,432        (25,568)
    Inventories.......................      192,446        (11,838)       (75,528)        (1,439)             --        103,641
    Prepaid expenses and other current
      assets..........................       89,042         (4,394)       (10,333)          (136)             --         74,179
    Accounts payable..................     (306,366)        28,317         81,759          1,597         (88,620)      (283,313)
    Accrued expenses..................       40,819         (3,321)        33,296            279              --         71,073
                                          ---------       --------      ---------       --------        --------      ---------
  Net cash provided (used) by
    operating activities..............      192,806         20,960        (42,019)        (2,988)        (53,598)       115,161
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment.........................       (2,286)        (2,579)       (81,358)       (18,120)             --       (104,343)
  Acquisitions, net of cash
    acquired..........................      (80,269)       (20,807)            --             --              --       (101,076)
  Payments for investments............      (72,447)          (816)       (54,714)        (1,156)         42,522        (86,611)
  Net proceeds from divestiture of
    businesses........................      184,106             --             --             --              --        184,106
  Proceeds from sale of investments...        3,248             --             --             --              --          3,248
  Proceeds from sale of property,
    plant and equipment...............       25,169              7             --             13              --         25,189
  Other...............................       (7,010)         3,755             22            145              --         (3,088)
                                          ---------       --------      ---------       --------        --------      ---------
  Net cash provided (used) by
    investing activities..............       50,511        (20,440)      (136,050)       (19,118)         42,522        (82,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term
    debt..............................      (77,012)            (3)        21,624         12,629              --        (42,762)
  Proceeds from issuance of long-term
    debt..............................        5,329             --             --             28          53,598         58,955
  Payments on principal of long-term
    debt..............................     (165,707)        (3,190)        (6,603)        (3,633)             --       (179,133)
  Payments for purchase of capital
    securities........................       (9,300)            --             --             --              --         (9,300)
  Payments for redemption of member
    equities..........................      (54,260)            --             --             --              --        (54,260)
  Other...............................     (109,273)        (1,689)       142,160         11,433         (42,522)           109
                                          ---------       --------      ---------       --------        --------      ---------
  Net cash (used) provided by
    financing activities..............     (410,223)        (4,882)       157,181         20,457          11,076       (226,391)
                                          ---------       --------      ---------       --------        --------      ---------
  Net decrease in cash................     (166,906)        (4,362)       (20,888)        (1,649)             --       (193,805)
Cash and cash equivalents at beginning
  of year.............................      172,230          3,816          9,213         12,540              --        197,799
                                          ---------       --------      ---------       --------        --------      ---------
Cash and cash equivalents at end of
  year................................    $   5,324       $   (546)     $ (11,675)      $ 10,891        $     --      $   3,994
                                          =========       ========      =========       ========        ========      =========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                       LAND      CONSOLIDATED     MAJORITY
                                     O'LAKES        WHOLLY         OWNED           NON-
                                      PARENT        OWNED       CONSOLIDATED    GUARANTOR
                                     COMPANY      GUARANTORS     GUARANTORS    SUBSIDIARIES   CONSOLIDATED
                                    ----------   ------------   ------------   ------------   ------------
                                                               ($ IN THOUSANDS)
Net sales.........................  $5,126,847     $334,057       $88,407        $66,483       $5,615,794
Cost of sales.....................   4,687,497      278,955        78,340         55,622        5,100,414
                                    ----------     --------       -------        -------       ----------
Gross profit......................     439,350       55,102        10,067         10,861          515,380
Selling and administration........     420,408       60,621         5,468         20,424          506,921
Restructuring and impairment
  charges.........................       3,856           --            --             --            3,856
                                    ----------     --------       -------        -------       ----------
Earnings (loss) from operations...      15,086       (5,519)        4,599         (9,563)           4,603
Interest expense, net.............      39,063        5,597         1,016           (974)          44,702
Gain from divestiture of
  businesses......................     (54,175)          --            --             --          (54,175)
Equity in (earnings) of affiliated
  companies.......................      (7,282)          --            --             --           (7,282)
Minority interest in earnings
  (loss) of subsidiaries..........         328           --           389           (857)            (140)
                                    ----------     --------       -------        -------       ----------
Earnings (loss) before income
  taxes...........................      37,152      (11,116)        3,194         (7,732)          21,498
Income tax (benefit) expense......      (4,101)       2,155         1,114            931               99
                                    ----------     --------       -------        -------       ----------
Net earnings (loss)...............  $   41,253     $(13,271)      $ 2,080        $(8,663)      $   21,399
                                    ==========     ========       =======        =======       ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                             LAND       CONSOLIDATED     MAJORITY
                                            O'LAKES        WHOLLY         OWNED           NON-
                                          INC. PARENT      OWNED       CONSOLIDATED    GUARANTOR
                                            COMPANY      GUARANTORS     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          -----------   ------------   ------------   ------------   ------------   ------------
                                                                             ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)...................   $  41,253      $(13,271)      $ 2,080        $ (8,663)      $     --      $  21,399
  Adjustments to reconcile net earnings
     (loss) to net cash provided (used)
     by operating activities:
     Depreciation and amortization......      75,462         2,938         1,299           1,976             --         81,675
     Bad debt expense...................       4,570            --             6              --             --          4,576
     Proceeds from patronage revolvement
       received.........................       2,066            --            --              --             --          2,066
     Non-cash patronage.................      (4,568)           --            --              --             --         (4,568)
     (Increase) decrease in other
       assets...........................     (56,277)         (118)          122             (34)        37,309        (18,998)
     Increase (decrease) in other
       liabilities......................      11,908           593          (588)             --         (2,382)         9,531
     Restructuring and impairment
       charges..........................       3,856            --            --              --             --          3,856
     Gain from divestiture of
       businesses.......................     (54,175)           --            --              --             --        (54,175)
     Equity in earnings of affiliated
       companies........................      (7,282)           --            --              --             --         (7,282)
     Minority interest..................         328            --           389            (857)            --           (140)
     Other..............................       3,818            --         1,913             (20)            --          5,711
  Changes in current assets and
     liabilities, net of acquisitions
     and divestitures:
     Receivables........................     (38,355)        4,959        (1,601)        (10,919)         1,957        (43,959)
     Inventories........................      30,844        (2,396)           (4)          1,042             --         29,486
     Other current assets...............     (59,367)       (4,158)          (55)             41             --        (63,539)
     Accounts payable...................      38,857        13,831         2,850           5,333         18,758         79,629
     Accrued expenses...................       8,444         1,400         3,332             560             --         13,736
                                           ---------      --------       -------        --------       --------      ---------
  Net cash provided (used) by operating
     activities.........................       1,382         3,778         9,743         (11,541)        55,642         59,004
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
     equipment..........................     (97,289)       (5,026)         (649)         (6,303)            --       (109,267)
  Acquisitions, net of cash acquired....     (73,912)           --            --              --             --        (73,912)
  Payments for investments..............     (52,044)       (3,294)           --              (6)            --        (55,344)
  Net proceeds from divestiture of
     businesses.........................      75,893            --            --              --             --         75,893
  Proceeds from sale of investments.....      10,346            --            --             (50)        (1,055)         9,241
  Proceeds from sale of property, plant
     and equipment......................       6,353            --            --              15             --          6,368
  Other.................................       3,507          (280)           --          (3,281)            --            (54)
                                           ---------      --------       -------        --------       --------      ---------
  Net cash used by investing
     activities.........................    (127,146)       (8,600)         (649)         (9,625)        (1,055)      (147,075)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term
     debt...............................      33,650        (5,690)       (1,942)          6,281             --         32,299
  Proceeds from issuance of long-term
     debt...............................     345,310           840            --           4,761        (47,605)       303,306
  Payments on principal of long-term
     debt...............................        (568)       (4,200)       (1,125)         (2,356)            --         (8,249)
  Payments for redemption of member
     equities...........................     (46,315)           --        (2,125)           (220)            --        (48,660)
  Other.................................     (26,310)       16,771          (229)         19,472         (6,982)         2,722
                                           ---------      --------       -------        --------       --------      ---------
  Net cash provided (used) by financing
     activities.........................     305,767         7,721        (5,421)         27,938        (54,587)       281,418
  Net increase in cash..................     180,003         2,899         3,673           6,772             --        193,347
Cash and cash equivalents at beginning
  of year...............................      (7,773)          917         5,540           5,768             --          4,452
                                           ---------      --------       -------        --------       --------      ---------
Cash and cash equivalents at end of
  year..................................   $ 172,230      $  3,816       $ 9,213        $ 12,540       $     --      $ 197,799
                                           =========      ========       =======        ========       ========      =========

                          INDEPENDENT AUDITORS' REPORT

The Board of Managers
Land O'Lakes Farmland Feed LLC:

     We have audited the accompanying consolidated balance sheets of Land O'Lakes Farmland Feed LLC and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and equities for the year ended December 31, 2001 and the three months ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O'Lakes Farmland Feed LLC and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 and the three months ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 1 to the consolidated financial statements, in 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," as amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," Statement No. 141, "Business Combinations," and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                                          /s/ KPMG LLP

Minneapolis, Minnesota
January 28, 2002

                         LAND O'LAKES FARMLAND FEED LLC

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
                                     ASSETS

Current assets:
  Cash and short-term investments...........................  $  3,019   $     --
  Receivables, net..........................................   119,063    126,365
  Inventories...............................................   113,559     77,519
  Prepaid expenses and other current assets.................     6,472     10,213
                                                              --------   --------
          Total current assets..............................   242,113    214,097
Investments.................................................    31,496     20,848
Property, plant and equipment, net..........................   326,956    112,698
Goodwill, net...............................................   104,749     18,360
Intangible assets, net......................................   100,663      1,704
Other assets................................................    27,640      7,213
                                                              --------   --------
          Total assets......................................  $833,617   $374,920
                                                              ========   ========

                            LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations..........................  $  5,000   $  3,971
  Notes payable -- Land O'Lakes, Inc. -- current............    29,210     94,143
  Accounts payable..........................................   117,074     92,886
  Accrued expenses..........................................    35,132     43,825
                                                              --------   --------
          Total current liabilities.........................   186,416    234,825
Notes payable -- Land O'Lakes, Inc. -- noncurrent...........    59,664         --
Employee benefits and other liabilities.....................    36,656      7,306
Minority interests..........................................     2,919      4,220
Equities:
  Contributed capital.......................................   515,044    134,797
  Retained earnings (accumulated deficit)...................    32,918     (6,228)
                                                              --------   --------
          Total equities....................................   547,962    128,569
                                                              --------   --------
Total liabilities and equities..............................  $833,617   $374,920
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             THREE MONTHS
                                                               YEAR ENDED       ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                   ($ IN THOUSANDS)
Net sales...................................................   $1,837,377      $389,908
Cost of sales...............................................    1,672,385       354,243
Selling and administration..................................      127,185        30,495
Restructuring and impairment (reversals) charges............       (5,728)        9,700
                                                               ----------      --------
Earnings (loss) from operations.............................       43,535        (4,530)
Interest expense, net.......................................        6,088         2,052
Equity in earnings of affiliated companies..................       (2,577)         (308)
Minority interest in earnings (loss) of subsidiaries........          878           (46)
                                                               ----------      --------
Net earnings (loss).........................................   $   39,146      $ (6,228)
                                                               ==========      ========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             THREE MONTHS
                                                               YEAR ENDED       ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                   ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).......................................   $  39,146      $  (6,228)
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      29,631          3,597
     Bad debt (recovery) expense............................        (783)         1,260
     Increase in other assets...............................      (4,759)       (13,771)
     (Decrease) increase in other liabilities...............      (6,017)        11,572
     Restructuring and impairment (reversals) charges.......      (5,728)         9,700
     Equity in earnings of affiliated companies.............      (2,577)          (308)
     Minority interest......................................         878            (46)
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
     Receivables............................................      37,989       (120,137)
     Inventories............................................      10,436        (69,958)
     Other current assets...................................       6,272        (10,213)
     Accounts payable.......................................     (11,319)        92,886
     Accrued expenses.......................................     (17,864)        23,068
                                                               ---------      ---------
  Net cash provided by (used in) operating activities.......      75,305        (78,578)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................     (21,931)       (21,352)
  Proceeds from sale of property, plant and equipment.......       5,211          1,816
                                                               ---------      ---------
  Net cash used by investing activities.....................     (16,720)       (19,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt....................       1,029          3,971
  Proceeds from note payable to Land O'Lakes, Inc. .........     358,030        185,243
  Payments on note payable to Land O'Lakes, Inc. ...........    (422,965)       (91,100)
  Capital contributions by members..........................       8,340             --
                                                               ---------      ---------
  Net cash (used) provided by financing activities..........     (55,566)        98,114
  Net increase in cash and short-term investments...........       3,019             --
Cash and short-term investments at beginning of period......          --             --
                                                               ---------      ---------
Cash and short-term investments at end of period............   $   3,019      $      --
                                                               =========      =========
Supplemental schedules of noncash investing and financing
  activities:
  Capital contributions by members..........................     371,907        134,797

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF EQUITIES
  FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE THREE MONTHS ENDED DECEMBER 31,
                                      2000

                                                                         RETAINED
                                                                         EARNINGS
                                                         CONTRIBUTED   (ACCUMULATED       TOTAL
                                                           CAPITAL       DEFICIT)        EQUITIES
                                                         -----------   ------------   --------------
                                                                      ($ IN THOUSANDS)
Initial capital contributions..........................   $134,797       $    --         $134,797
Net loss...............................................                   (6,228)          (6,228)
                                                          --------       -------         --------
Balance, December 31, 2000.............................    134,797        (6,228)         128,569
Capital contributions:
  Purina Mills stock...................................    366,897                        366,897
  Other................................................     13,350                         13,350
Net earnings...........................................                   39,146           39,146
                                                          --------       -------         --------
Balance, December 31, 2001.............................   $515,044       $32,918         $547,962
                                                          ========       =======         ========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                           ($ IN THOUSANDS IN TABLES)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

     Land O'Lakes Farmland Feed LLC (the "Company") produces both commercial and lifestyle feed for a variety of animals, including dairy cattle, beef cattle, swine, poultry, horses, and other specialty animals.

     The Company was established in October 2000 through the combination of the feed operations of Land O'Lakes, Inc. and Farmland Industries, Inc. Through their relative contributions Land O'Lakes, Inc. and Farmland Industries, Inc. had ownership interests of 73.7% and 26.3%, respectively. The initial capital contributions made by each of the members to the Company consisted primarily of property, plant, and equipment and other long-lived assets. In October 2000, the Company purchased inventories from the respective members. The merger was accounted for as a purchase in accordance with APB No. 16, "Business Combinations." As such, the contributions of Farmland Industries, Inc. have been recorded at fair value.

     In October 2001, an indirect subsidiary of Land O'Lakes, Inc. acquired Purina Mills, Inc. and contributed the business to the Company. As a result, Land O'Lakes, Inc. increased its direct and indirect ownership in the Company to 92%. Farmland Industries, Inc. retains an 8% ownership interest.

  REVENUE RECOGNITION

     Sales are recognized primarily upon shipment of product to the customer.

  STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of the Company and wholly owned and majority-owned subsidiaries and limited liability companies. Intercompany transactions and balances have been eliminated.

  CASH AND SHORT-TERM INVESTMENTS

     Cash and short-term investments include short-term, highly liquid investments with original maturities of three months or less.

  INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out or average cost basis.

  DERIVATIVE COMMODITY INSTRUMENTS

     The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Accordingly, since the adoption of SFAS No. 133, effective January 1, 2001, the futures contracts are marked to market each month and gains and losses are recognized in earnings. Unrealized losses related to future contracts recognized in 2001 results totaled $3.7 million.

     Prior to the adoption of SFAS No. 133, the Company accounted for its derivatives as hedges under SFAS No. 80, "Accounting for Futures Contracts." Unrealized gains and losses on unsettled contracts were reflected in receivables. Realized gains and losses were reflected in cost of sales. The net gains and losses deferred and

                         LAND O'LAKES FARMLAND FEED LLC
expensed at December 31, 2000 are immaterial. At December 31, 2000, the aggregate fair value of our derivatives was $1.3 million.

  INVESTMENTS

     The equity method of accounting is used for investments in which the Company has significant influence. Generally, this represents ownership of at least 20 percent and not more than 50 percent. Investments in less than 20 percent owned companies are stated at cost.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives (15 to 30 years for land improvements and buildings and 5 to 10 years for machinery and equipment) of the respective assets.

  INTANGIBLES

     The excess purchase price paid over net assets of businesses acquired (goodwill) is generally amortized on a straight-line basis over periods ranging from 15 to 20 years, except for acquisitions completed after June 30, 2001 for which no amortization is recorded. Accumulated amortization of goodwill at December 31, 2001 and 2000 was $1.6 million and $0.3 million, respectively.

  RECOVERABILITY OF LONG-LIVED ASSETS

     The Company assesses the recoverability of goodwill and other long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows may not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

  INCOME TAXES

     The Company's taxable operations pass directly to the joint venture owners under the LLC organization. As a result, no provision for income taxes is provided in the accompanying consolidated statement of operations.

  RESEARCH AND DEVELOPMENT

     Expenditures for research and development are charged to administration expense in the year incurred. Total research and development expenses for 2001 and the three months ended December 31, 2000 were $5.3 million and $0.9 million, respectively.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     All financial instruments are carried at amounts that approximate estimated fair value, except for investments in cooperatives, for which it is not practicable to provide fair value information.

  RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, effective January 1, 2001. The standard requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. The impact upon adoption did not have a material effect on the consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 was effective immediately and SFAS No. 142 is effective January 1, 2002. Under the provisions of SFAS No. 141, no amortization of goodwill is recorded on acquisitions (except for acquisitions of cooperatives) completed after June 30, 2001. Existing goodwill and other intangible assets were amortized until the January 1, 2002 adoption of SFAS No. 142. Goodwill related to the acquisition of cooperatives and the formation of joint ventures will continue to be amortized at least until the Financial Accounting Standards Board provides further guidance. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practical to reasonably estimate the impact of adopting these Statements on the financial statements at the date of this report, including whether it will require the recognition of any transitional impairment losses as a cumulative effect of a change in accounting principle. Amortization expense related to goodwill that will cease to be amortized under SFAS No. 142 was $1.3 million in 2001. As of January 1, 2002, the Company had unamortized goodwill of $104.7 million and unamortized identifiable intangible assets of $0, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

     The Company has elected to adopt SFAS No. 144 as of January 1, 2001 and has applied its provisions in these financial statements. The impact upon adoption did not have a material effect on the consolidated financial statements.

  ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         LAND O'LAKES FARMLAND FEED LLC

2.  RECEIVABLES

     A summary of receivables at December 31 is as follows:

                                                                2001       2000
                                                              --------   --------
Trade accounts..............................................  $ 25,320   $113,740
Notes and contracts.........................................     4,628         --
Notes from sale of trade receivables (see Note 3)...........    84,321         --
Other.......................................................    13,879     16,836
                                                              --------   --------
                                                               128,148    130,576
Less allowance for doubtful accounts........................     9,085      4,211
                                                              --------   --------
Total receivables, net......................................  $119,063   $126,365
                                                              ========   ========

3.  RECEIVABLES PURCHASE FACILITY

     In December 2001, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, (SPE), was established to purchase certain receivables from Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC and the Company. CoBank has been granted an interest in the receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the Company's consolidated balance sheet. However, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC retain the credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the sale of the receivables. At December 31, 2001, there was $75.8 million outstanding under this facility and $24.2 million remained available. The total accounts receivable sold by the Company during 2001 was $289.8 million.

4.  INVENTORIES

     A summary of inventories at December 31 is as follows:

                                                                2001      2000
                                                              --------   -------
Raw materials...............................................  $ 63,435   $42,656
Finished goods..............................................    50,124    34,863
                                                              --------   -------
Total inventories...........................................  $113,559   $77,519
                                                              ========   =======

                         LAND O'LAKES FARMLAND FEED LLC

5.  INVESTMENTS

     The Company's investments at December 31 are as follows:

                                                               2001      2000
                                                              -------   -------
Harmony Farms, LLC..........................................  $ 3,969   $    --
New Feeds, LLC..............................................    3,214     3,700
Iowa River Feeds, LLC.......................................    2,648     2,883
Agland Farmland Feed, LLC...................................    2,435     2,418
Pro-Pet, LLC................................................    2,362     2,359
Nutri-Tech Feeds, LLC.......................................    2,314     2,224
LOLFF SPV, LLC..............................................    1,805        --
Northern Country Feeds, LLC.................................    1,652     1,688
CalvaAlto Liquid, LLC.......................................    1,302     1,150
T-PM Holding Company........................................    1,290        --
Northern Colorado Feed, LLC.................................    1,210        --
Strauss Feeds, LLC..........................................    1,073       950
Nutrikowi, LLC..............................................      783       526
Dakotaland Feeds, LLC.......................................      736       532
Other LLCs..................................................    4,703     2,418
                                                              -------   -------
Total investments...........................................  $31,496   $20,848
                                                              =======   =======

All of the above investments are accounted for under the equity method with the exception of a portion of the investments under the caption "Other LLCs."

6.  PROPERTY, PLANT AND EQUIPMENT

     A summary of property plant and equipment at December 31 is as follows:

                                                                2001       2000
                                                              --------   --------
Land and land improvements..................................  $ 23,826   $ 10,298
Buildings and building equipment............................   124,205     57,748
Machinery and equipment.....................................   247,186     97,674
Construction in progress....................................    13,019     16,192
                                                              --------   --------
                                                               408,236    181,912
Less accumulated depreciation...............................    81,280     69,214
                                                              --------   --------
Total property, plant and equipment, net....................  $326,956   $112,698
                                                              ========   ========

7.  NOTES AND SHORT-TERM OBLIGATIONS

     A summary of notes and short-term obligations at December 31 is as follows:

                                                               2001     2000
                                                              ------   ------
Union Bank of California line of credit.....................  $5,000   $3,100
Bank of America line of credit..............................       0      871
                                                              ------   ------
Total notes and short-term obligations......................  $5,000   $3,971
                                                              ======   ======

                         LAND O'LAKES FARMLAND FEED LLC

     The lines of credit are held by wholly owned and majority owned subsidiaries of the Company. The Union Bank of California line of credit of $5 million is unsecured and bears interest, at the Company's election, of either LIBOR plus 1.50% or Union Bank of California's Reference Rate minus 0.50%. This line terminates on July 5, 2002 and is renewable annually. The Bank of America line of credit of $7 million, which bore interest of prime less 1.30%, was not renewed in September 2001.

     Interest paid, net of amount capitalized, for 2001 and the three months ended December 31, 2000 was $0.7 million and $0.6 million, respectively.

8.  LEASE COMMITMENTS

     Total rental expense was $4.8 million and $0.4 million for the year ended December 31, 2001 and the three months ended December 31, 2000, respectively. The minimum annual lease payments for the next five years and thereafter are as follows:

                            YEAR                               AMOUNT
                            ----                               ------
2002........................................................   $3,568
2003........................................................    2,659
2004........................................................    1,661
2005........................................................    1,064
2006........................................................    1,053
2007 and thereafter.........................................    1,350

     Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

9.  PENSION AND OTHER POSTRETIREMENT PLANS

     The Company participates in Land O'Lakes, Inc.'s defined pension plan, which covers substantially all employees. Plan benefits are generally based on years of service and employees' highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). The actuarial present values of accumulated plan benefits and net assets available for benefits relating to only the Company's employees are not available.

     The Company also participates in Land O'Lakes, Inc.'s plans that provide certain health care benefits for retired employees. Employees become eligible for these benefits upon meeting certain age and service requirements. Actuarially determined financial information relating to only the Company's employees is not available.

     Certain Company employees are eligible for benefits under Land O'Lakes, Inc.'s defined contribution plans.

     Costs relating to the plans are allocated to the Company by Land O'Lakes, Inc. The Company's allocated expenses relating to these plans was $3.9 million and $1.4 million for the year ended December 31, 2001 and the three months ended December 31, 2000, respectively.

     As a result of the acquisition of Purina Mills on October 11, 2001, the Company has two additional defined benefit plans and one defined contribution plan as of December 31, 2001. As of the November 30, 2001 measurement date, the pension plan for production employees and the discretionary capital accumulation plan had estimated projected benefit obligations of $26.2 million and $24.9 million, respectively. The fair value of plan assets was $20.9 million and $0.0 million, respectively. At December 31, 2001, the accrued

                         LAND O'LAKES FARMLAND FEED LLC
pension liability was $5.3 million and the accrued discretionary capital accumulation liability was $24.9 million.

10.  ACQUISITIONS, MERGERS AND DIVESTITURES

     On October 11, 2001, an indirect subsidiary of Land O'Lakes acquired 100 percent of the outstanding stock of Purina Mills, Inc. (Purina Mills) and contributed the stock to Land O'Lakes Farmland Feed LLC. In exchange for this contribution, Land O'Lakes direct and indirect ownership of Land O'Lakes Farmland Feed increased to 92.0%. The results of operations of Purina Mills are included in the consolidated financial statements since that date. Purina Mills is a commercial and lifestyle feed company. This acquisition allowed the Company to diversify into lifestyle feed (other than dog and cat food) under the leading brands of Purina, Chow, and the "Checkerboard" Nine Square logo.

     The aggregate purchase price was approximately $359 million, net of cash acquired, of which $247 million represented cash payments for stock and acquisition costs and $112 million represented debt retirement.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining final third party valuations of certain assets; thus, the allocation of the purchase price is subject to refinement.

                                                              AT OCTOBER 11, 2001
                                                              -------------------
Current assets..............................................       $ 92,486
Investments.................................................         30,114
Property, plant and equipment...............................        218,913
Goodwill....................................................         86,872
Other intangibles...........................................         98,940
Other assets................................................         13,208
                                                                   --------
          Total assets acquired.............................        540,533
                                                                   --------
Current liabilities.........................................         64,338
Other liabilities...........................................        117,638
                                                                   --------
          Total liabilities assumed.........................        181,976
                                                                   --------
          Net assets acquired...............................       $358,557
                                                                   ========

     Goodwill of $86.9 million was recognized, none of which is expected to be deductible for tax purposes. Of the $98.9 million of acquired identifiable intangible assets, $76.5 million is not subject to amortization, and relates primarily to trade names and trademarks. The remaining intangible assets of $22.4 million, have a weighted average useful life of approximately 12 years and consists of patents in the amount of $16.4 million (14 year weighted average useful life) and contracts of $6.0 million (3 year weighted average useful life). The following table summarizes the unaudited pro forma results of operations for the year ended December 31, 2001 and three months ended December 31, 2000 for the Company as if the Purina Mills acquisition had occurred on January 1, 2001 and October 1, 2000, respectively. The unaudited pro forma results of operations are for informational purposes only and do not purport to represent what the Company's results of operations would actually have been if the acquisition had actually occurred on those dates.

                                                                 2001        2000
                                                              ----------   --------
Net sales...................................................  $2,502,720   $627,483
Earnings from operations....................................      62,082      6,893
Net earnings................................................      60,772      6,055

                         LAND O'LAKES FARMLAND FEED LLC

11.  RESTRUCTURING CHARGES

     In 2001, the Company recorded restructuring and impairment reversals of $5.7 million. This reversal of a portion of the prior-year restructuring charge was primarily due to a change in business strategy following the Purina Mills acquisition, which resulted in the decision to continue to operate plants that were held for sale at December 31, 2000.

     In the three months ended December 31, 2000, the Company recorded a restructuring and impairment charge of $9.7 million. This charge of $9.7 million resulted from initiatives to consolidate facilities and reduce personnel following the formation of the LLC. Of this amount, $7.2 million related to the closing and planned sale of 12 plants and consisted of $5.5 million to write down the book value of the plants and $1.7 million for demolition and environmental clean-up. The remaining $2.5 million represented severance and outplacement costs for 119 non-plant employees.

     The following table summarizes the restructuring and impairment charge activity and the resulting reserve for the above-mentioned periods:

Balance at December 31, 2000................................  $ 9,749
2001 Activity:
  Restructuring expenses paid against accrual...............   (3,052)
  Restructuring reversals...................................   (5,728)
  Other.....................................................     (743)
                                                              -------
Balance at December 31, 2001................................  $   226
                                                              =======

12.  COMMITMENTS AND CONTINGENCIES

  GUARANTEE OF PARENT DEBT

     In November 2001, Land O'Lakes, Inc., which owns 92% of the Company, issued $350 million of senior notes, due 2011. These notes are guaranteed by certain domestic wholly owned subsidiaries of Land O'Lakes, Inc., the Company, and by each domestic wholly owned subsidiary of the Company, including Purina Mills, LLC.

     This guarantee is a general unsecured obligation, ranks equally in right of payment with all existing and future senior indebtedness of the Company, is senior in right of payment to all existing and future subordinated obligations of the Company, and is effectively subordinated to any secured indebtedness of the Company and its subsidiaries to the extent of the value of the assets securing such indebtedness.

     The notes are not be guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods ended December 31, are as follows:

                                                               2001      2000
                                                              -------   -------
Total assets................................................  $25,864   $24,063
Net sales...................................................   72,848    13,153
Net earnings (loss).........................................      964      (231)

     In November 2001, Land O'Lakes, Inc. entered into new term facilities consisting of a $325 million five-year Term Loan A facility and a $250 million seven-year Term Loan B facility. These facilities are unconditionally guaranteed by certain domestic wholly owned subsidiaries of Land O'Lakes, Inc., the Company, and by each domestic wholly owned subsidiary of the Company, including Purina Mills, LLC.

                         LAND O'LAKES FARMLAND FEED LLC

  GUARANTEES OF PRODUCER LOANS

     The Company also guarantees certain loans to large producers financed by Land O'Lakes Finance Company. The loans totaled $19.8 million and $22.9 million at December 31, 2001 and 2000, respectively. Reserves for these guarantees of $1.0 million and $2.3 million at December 31, 2001 and 2000, respectively, are included in the allowance for doubtful accounts. The $1.3 million reduction in the reserve from December 31, 2000 to December 31, 2001 has been included in selling and administration expense. There were no writeoffs related to these loans in either the year ended December 31, 2001 or the three months ended December 31, 2000.

  GENERAL

     The Company is currently and from time to time involved in litigation and environmental claims incidental to the conduct of business. The damages claimed, in some of these cases, are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to the Company's consolidated financial condition, future results of operations or cash flows.

13.  RELATED PARTY TRANSACTIONS

     In accordance with the Management Services Agreement between Land O'Lakes, Inc. and the Company, costs are charged to the Company by Land O'Lakes, Inc. for corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting, and IT support. These costs totaled $6.6 million and $0.9 million for the year ended December 31, 2001 and the three months ended December 31, 2000, respectively. In addition, payroll and benefit-related costs are paid directly by Land O'Lakes, Inc. and reimbursed by the Company. These costs totaled $102.8 million and $14.9 million for the year ended December 31, 2001 and the three months ended December 31, 2000, respectively.

     As part of the acquisition of Purina Mills on October 11, 2001, Land O'Lakes, Inc. assumed certain liabilities, including a $59.7 million deferred tax liability. The Company has established a noncurrent note payable for this and, as future taxes relating to the deferred tax liability are paid by Land O'Lakes, Inc., the Company will make a corresponding payment to Land O'Lakes, Inc. This note is non-interest bearing and $59.7 million was outstanding at December 31, 2001.

     The Company has a $100 million revolving credit facility with Land O'Lakes, Inc. which bears interest at LIBOR plus 260 basis points. The facility terminates on October 31, 2002, and is renewable annually. The amount outstanding under the revolving credit facility was $29.2 million and $94.1 million at December 31, 2001 and 2000, respectively.

     The Company entered into a Feed Supply Agreement with Farmland Industries (Farmland) whereby Farmland agreed to purchase all of its feed and ingredients, excluding grain, from the Company. Such sales are made at prices competitive with those available from other suppliers. Sales to Farmland under the agreement totaled $6.8 million and $1.9 million for the year ended December 31, 2001 and the three months ended December 31, 2000, respectively.

     Sales with unconsolidated subsidiaries of the Company totaled $45.0 million and $9.5 million for the year ended December 31, 2001 and the three months ended December 31, 2000, respectively.

                         LAND O'LAKES FARMLAND FEED LLC

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Land O'Lakes, Inc:

     We have audited the accompanying consolidated balance sheets of Land O'Lakes Feed Division (the Company) as of September 30, 2000 and December 31, 1999, and the related consolidated statements of operations and cash flows for the nine months ended September 30, 2000 and the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O'Lakes Feed Division as of September 30, 2000 and December 31, 1999, and the results of their operations and their cash flows for the nine months ended September 30, 2000 and the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Minneapolis, Minnesota
January 28, 2002

                         LAND O'LAKES FARMLAND FEED LLC

                           LAND O'LAKES FEED DIVISION

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN THOUSANDS)
                                          ASSETS

Current assets:
  Cash and short-term investments...........................    $  5,989        $ 16,328
  Receivables, net..........................................      74,650          52,275
  Inventories...............................................      49,283          43,395
  Prepaid expenses and other current assets.................       3,458           4,125
                                                                --------        --------
          Total current assets..............................     133,380         116,123
Investments.................................................      18,577          22,688
Property, plant and equipment, net..........................      70,692          62,934
Goodwill, net...............................................      11,068           9,802
Other assets................................................      14,765          16,198
                                                                --------        --------
          Total assets......................................    $248,482        $227,745
                                                                ========        ========

                                 LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations..........................    $  6,394        $  1,294
  Accounts payable..........................................      52,649          47,218
  Accrued expenses..........................................      13,014          14,465
  Other current liabilities.................................       4,598              --
                                                                --------        --------
          Total current liabilities.........................      76,655          62,977
Other liabilities...........................................       1,754           5,691
Minority interests..........................................       2,934           2,927
Investment and advances by Land O'Lakes, Inc. ..............     167,139         156,150
                                                                --------        --------
Total liabilities and investments and advances by Land
  O'Lakes, Inc. ............................................    $248,482        $227,745
                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                           LAND O'LAKES FEED DIVISION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE NINE    FOR THE YEAR
                                                              MONTHS ENDED       ENDED
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN THOUSANDS)
Net sales...................................................    $702,171        $899,340
Cost of sales...............................................     627,414         802,264
Selling and administration..................................      53,059          69,953
                                                                --------        --------
Earnings from operations....................................      21,698          27,123
Interest expense, net.......................................         444           1,867
Equity in earnings of affiliated companies..................      (1,410)           (957)
Minority interest in earnings of subsidiaries...............         445             851
                                                                --------        --------
Earnings before income taxes................................      22,219          25,362
Income tax expense..........................................       2,837           2,992
                                                                --------        --------
Net earnings................................................    $ 19,382        $ 22,370
                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                           LAND O'LAKES FEED DIVISION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE NINE
                                                                 MONTHS       FOR THE YEAR
                                                                  ENDED          ENDED
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                    ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................    $ 19,382        $ 22,370
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................       9,177           8,991
     Bad debt (recovery) expense............................         (14)          1,493
     Increase (decrease) in other assets....................       1,103          (1,806)
     Decrease in other liabilities..........................      (7,670)           (626)
     Equity in earnings of affiliated companies.............      (1,410)           (957)
     Minority interest......................................         445             851
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
     Receivables............................................     (14,481)         13,463
     Inventories............................................         560            (196)
     Other current assets...................................         885            (825)
     Accounts payable.......................................      (2,720)          6,446
     Accrued expenses.......................................      (1,530)         (2,472)
     Other current liabilities..............................       4,598              13
                                                                --------        --------
  Net cash provided by operating activities.................       8,325          46,745
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................     (13,104)         (6,478)
  Acquisition of investments, net of cash acquired..........      (2,522)           (120)
  Proceeds from sale of property, plant and equipment.......         255             482
                                                                --------        --------
  Net cash used by investing activities.....................     (15,371)         (6,116)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt...............................       5,100           1,294
  Net investments and advances by Land O'Lakes, Inc. .......      (8,393)        (45,495)
                                                                --------        --------
  Net cash used by financing activities.....................      (3,293)        (44,201)
  Net decrease in cash and short-term investments...........     (10,339)         (3,572)
Cash and short-term investments at beginning of period......      16,328          19,900
                                                                --------        --------
Cash and short-term investments at end of period............    $  5,989        $ 16,328
                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                           LAND O'LAKES FEED DIVISION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                           ($ IN THOUSANDS IN TABLES)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS

     The Land O'Lakes Feed Division (the "Company") produces both commercial and lifestyle feed for a variety of animals, including dairy cattle, beef cattle, swine, poultry, horses, and other specialty animals. The Company is a division of Land O'Lakes, Inc.

  REVENUE RECOGNITION

     Sales are recognized primarily upon shipment of product to the customer.

  STATEMENT PRESENTATION

     The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Land O'Lakes Feed Division and wholly-owned and majority-owned subsidiaries, and limited liability companies that were part of the initial contribution of Land O'Lakes, Inc. to Land O'Lakes Farmland Feed LLC in October 2000.

     These financial statements do not necessarily reflect the financial position and results of operations of the Company in the future or what the financial position and results of operations would have been had the Company been an independent entity during the periods presented. Certain costs are charged to the Company by Land O'Lakes, Inc. and are generally based on proportional allocations and in certain circumstances based on specific identification of applicable costs. Intercompany transactions and balances have been eliminated.

  CASH AND SHORT-TERM INVESTMENTS

     Cash and short-term investments include short-term, highly liquid investments with original maturities of three months or less.

  INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out or average cost basis.

  DERIVATIVE COMMODITY INSTRUMENTS

     The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices. These contracts are designated as hedges under SFAS No. 80, "Accounting for Futures Contracts." Unrealized gains and losses on unsettled contracts were reflected in receivables. Realized gains and losses were reflected in cost of sales. The net gains and losses deferred and expensed at September 30, 2000 and December 31, 1999 are immaterial. The aggregate fair value of our derivatives was $0.1 million and $0.1 million at September 30, 2000 and December 31, 1999, respectively.

                           LAND O'LAKES FEED DIVISION

  INVESTMENTS

     The equity method of accounting is used for investments in which the Company has a significant influence. Generally this represents ownership of at least 20 percent and not more than 50 percent. Investments in less than 20 percent owned companies are stated at cost.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives (10 to 20 years for land improvements and buildings, 3 to 5 years for machinery and equipment, and 5 years for software) of the respective assets in accordance with the straight-line method. Accelerated methods of depreciation are used for income tax purposes.

  INTANGIBLES

     The excess purchase price paid over net assets of businesses acquired (goodwill) is generally amortized on a straight-line basis over periods ranging from 15 to 20 years. Accumulated amortization of goodwill at September 30, 2000 and December 31, 1999 was $0.7 million and $0.3 million, respectively.

  RECOVERABILITY OF LONG-LIVED ASSETS

     The Company assesses the recoverability of goodwill and other long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows may not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

  INCOME TAXES

     The Company is part of Land O'Lakes, Inc. which is a non-exempt agricultural cooperative and is taxed on all non-member earnings and any member earnings not paid or allocated to members by qualified written notices of allocation as that term is used in section 1388 of the Internal Revenue Code. Land O'Lakes, Inc. files a consolidated tax return with its fully taxable subsidiaries.

     Income taxes have been allocated to the Company on the basis of its taxable income included in the consolidated Land O'Lakes, Inc. return. Deferred income taxes have been recognized, using existing tax rates, for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax purposes.

  RESEARCH AND DEVELOPMENT

     Expenditures for research and development are charged to administration expense in the year incurred. Total research and development expenses for the nine months ended September 30, 2000 and the year ended December 31, 1999 were $1.6 million and $2.2 million, respectively.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     All financial instruments are carried at amounts that approximate estimated fair value, except for investments in cooperatives, for which it is not practicable to provide fair value information.

  FUTURE ACCOUNTING REQUIREMENTS

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", effective for the year ending December 31, 2001, will require derivatives to be recorded

                           LAND O'LAKES FEED DIVISION
on the balance sheet as assets or liabilities, measured at fair value. The Company has determined that the impact upon adoption will not have a material effect on its consolidated financial statements.

  ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  RECEIVABLES

     A summary of receivables is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Trade accounts..............................................     $77,067        $57,355
Other.......................................................       3,320            405
                                                                 -------        -------
                                                                  80,387         57,760
Less allowance for doubtful accounts........................       5,737          5,485
                                                                 -------        -------
Total receivables, net......................................     $74,650        $52,275
                                                                 =======        =======

3.  INVENTORIES

     A summary of inventories is as follows:

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    2000              1999
                                                              ----------------   ---------------
Raw materials...............................................      $40,072            $33,176
Finished goods..............................................        9,211             10,219
                                                                  -------            -------
Total inventories...........................................      $49,283            $43,395
                                                                  =======            =======

4.  INVESTMENTS

     A summary of investments is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
New Feeds, LLC..............................................     $ 3,897        $ 4,205
Land O'Lakes/Harvest States Feed, LLC.......................       3,500          3,500
Iowa River Feeds, LLC.......................................       2,943          2,965
Pro-Pet, LLC................................................       2,913          2,067
Nutri-Tech Feeds, LLC.......................................       2,183          2,109
Northern Country Feeds, LLC.................................       1,856          1,482
CalvaAlto Liquid, LLC.......................................         875             --
Nutra Blend, LLC............................................          --          4,615
Other -- LLC's..............................................         410          1,745
                                                                 -------        -------
Total investments...........................................     $18,577        $22,688
                                                                 =======        =======

                           LAND O'LAKES FEED DIVISION

     All of the above investments are accounted for under the equity method with the exception of a portion of the investments under the caption "Other LLC's."

5.  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Land and land improvements..................................    $  6,354        $  4,088
Buildings and building equipment............................      43,420          34,762
Machinery and equipment.....................................      81,947          77,532
Construction in progress....................................       7,313           7,086
                                                                --------        --------
                                                                 139,034         123,468
Less accumulated depreciation...............................      68,342          60,534
                                                                --------        --------
Total property, plant and equipment, net....................    $ 70,692        $ 62,934
                                                                ========        ========

6.  NOTES AND SHORT-TERM OBLIGATIONS

     A summary of notes and short-term obligations is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Union Bank of California line of credit.....................     $3,100          $1,294
Bank of America line of credit..............................      3,294              --
                                                                 ------          ------
Total notes and short-term obligations......................     $6,394          $1,294
                                                                 ======          ======

     The lines of credit are held by a wholly owned and a majority owned subsidiary of the Company. The Union Bank of California line of credit of $4 million is unsecured and bears interest, at the Company's election, of either LIBOR plus 1.50% or Union Bank of California's Reference Rate minus 0.50%. This line terminates on July 5, 2002 and is renewable annually. The Bank of America line of credit of $7 million, which bears interest of prime less 1.30%, terminates in September 2001 and is renewable annually.

     Interest paid, net of amount capitalized, for the nine months ended September 30, 2000 and the year ended December 31, 1999 was $0.4 million and $0.1 million, respectively.

7.  LEASE COMMITMENTS

     Total rental expense was $1.7 million and $2.0 million for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively. The minimum annual lease payments for the next five calendar years and thereafter are as follows:

YEAR                                                           AMOUNT
----                                                           ------
2001........................................................   $2,389
2002........................................................    3,568
2003........................................................    2,659
2004........................................................    1,661
2005........................................................    1,064
2006 and thereafter.........................................    2,403

                           LAND O'LAKES FEED DIVISION

     Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

8.  INCOME TAXES

     The components of the income tax provision are summarized as follows:

                                                             FOR THE NINE    FOR THE YEAR
                                                             MONTHS ENDED       ENDED
                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2000            1999
                                                             -------------   ------------
Current expense:
  Federal..................................................     $1,242          $3,380
  State....................................................        184             583
                                                                ------          ------
                                                                 1,426           3,963
Deferred (benefit) expense.................................      1,411            (971)
                                                                ------          ------
Income tax expense.........................................     $2,837          $2,992
                                                                ======          ======

     The effective tax rate differs from the statutory rate primarily as a result of the following:

                                                             FOR THE NINE    FOR THE YEAR
                                                             MONTHS ENDED       ENDED
                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2000            1999
                                                             -------------   ------------
Statutory rate.............................................       35.0%          35.0%
Patronage refunds..........................................      (24.3)         (24.4)
State income tax, net of federal benefit...................        1.2            1.1
Amortization of goodwill...................................        0.2            0.2
Meals and entertainment....................................        0.6            0.4
Other, net.................................................        0.1           (0.5)
                                                                 -----          -----
Effective tax rate.........................................       12.8%          11.8%
                                                                 =====          =====

     The significant components of the deferred tax assets and liabilities are as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Deferred tax assets related to:
  Accrued expenses..........................................     $1,142          $1,704
  Allowance for doubtful accounts...........................        446           1,419
  Inventories...............................................        304             236
  Intangible assets.........................................        579             523
                                                                 ------          ------
Total deferred tax assets...................................      2,471           3,882
Deferred tax liabilities related to:
  Joint ventures............................................        351             614
  Property, plant and equipment.............................        678             416
                                                                 ------          ------
  Total deferred tax liabilities............................      1,029           1,030
                                                                 ------          ------
  Net deferred tax assets...................................     $1,442          $2,852
                                                                 ======          ======

                           LAND O'LAKES FEED DIVISION

     SFAS No. 109 "Accounting for Income Taxes" requires consideration of a valuation allowance if it is "more likely than not" that benefits of deferred tax assets will not be realized. Management has determined, based on prior earnings history and anticipated earnings, that no valuation allowance is necessary. Income taxes paid for the nine months ended September 30, 2000 and the year ended December 31, 1999 were $1.4 million and $4.0 million, respectively.

9.  INVESTMENT AND ADVANCES BY LAND O'LAKES, INC.

     Investment and advances by Land O'Lakes, Inc. represents Land O'Lakes, Inc.'s ownership interest in the recorded net assets of the Company. All cash and intercompany transactions flow through this account. A summary of the activity for the nine months ended September 30, 2000 and the year ended December 31, 1999 is as follows:

                                                                2000       1999
                                                              --------   --------
Balance at beginning of period..............................  $156,150   $179,275
Net earnings................................................    19,382     22,370
Net intercompany activity...................................    (8,393)   (45,495)
                                                              --------   --------
Balance at end of period....................................  $167,139   $156,150
                                                              ========   ========

10.  PENSION AND OTHER POSTRETIREMENT PLANS

     The Company participates in Land O'Lakes, Inc.'s defined pension plan, which covers substantially all employees. Plan benefits are generally based on years of service and employees' highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). The actuarial present values of accumulated plan benefits and net assets available for benefits relating to only the Company's employees are not available.

     The Company also participates in Land O'Lakes, Inc.'s plans that provide certain health care benefits for retired employees. Employees become eligible for these benefits upon meeting certain age and service requirements. Actuarially determined financial information relating to only the Company's employees is not available.

     Certain Company employees are eligible for benefits under Land O'Lakes, Inc.'s defined contribution plans.

     Costs relating to the plans are allocated to the Company by Land O'Lakes, Inc. The Company's allocated expenses relating to these plans was $2.7 million and $2.4 million for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively.

11.  COMMITMENTS AND CONTINGENCIES

GUARANTEES OF PRODUCER LOANS

     The Company also guarantees certain loans to large producer financed by Land O'Lakes Finance Company. The loans totaled $17.4 million and 19.8 million at September 30, 2000 and December 31, 1999, respectively. A reserve of $2.3 million at September 30, 2000 and December 31, 1999, respectively, is included in the allowance for doubtful accounts. There were no writeoffs related to these loans in either the nine months ended September 30, 2000 or the year ended December 31, 1999.

                           LAND O'LAKES FEED DIVISION

GENERAL

     The Company is currently and from time to time involved in litigation and environmental claims to the conduct of business. The damages claimed in some of these cases, are substantial. Although the amount of liability that may result from these matters cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to the Company's consolidated Financial condition, future results of operations or cash flows.

12.  RELATED PARTY TRANSACTIONS

     Costs allocated to the Company by Land O'Lakes, Inc. relate to corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting, and IT support. These costs totaled $4.5 million and $7.4 million for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively.

     Sales with unconsolidated subsidiaries of the Company totaled $37.0 million and $29.2 million for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively.

13.  SUBSEQUENT EVENT

     On October 1, 2000, Land O'Lakes, Inc. and Farmland Industries, Inc. combined their feed businesses to form Land O'Lakes Farmland Feed LLC. Through their relative contributions, Land O'Lakes, Inc. and Farmland Industries, Inc. had ownership interests of 73.7% and 26.3%, respectively. The initial capital contributions made by each of the members to the Company consisted primarily of property, plant, and equipment. In October 2000, the Company purchased inventory from the respective members. The merger was accounted for as a purchase in accordance with APB No. 16, "Business Combinations." As such, the contributions of Farmland Industries, Inc. have been recorded at fair value.

                      PURINA MILLS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                DECEMBER 31, 2000
                                                                              (DERIVED FROM AUDITED
                                                              JUNE 30, 2001   FINANCIAL STATEMENTS)
                                                              -------------   ---------------------
                                                                           (UNAUDITED)
                                                                      (DOLLARS IN THOUSANDS
                                                                     EXCEPT PER SHARE DATA)
                                              ASSETS
Current assets:
  Cash and cash equivalents.................................    $  8,065            $ 37,664
  Accounts receivable, less allowance for doubtful accounts
     of $7,253 on June 30, 2001 and $7,390 on December 31,
     2000...................................................      22,418              33,009
  Inventories...............................................      46,269              50,874
  Prepaid expenses, deferred and other current assets.......       8,003               7,555
  Deferred income taxes.....................................      13,787              13,787
                                                                --------            --------
          Total current assets..............................      98,542             142,889
Property, plant and equipment, net..........................     202,363             209,498
Intangible assets, net......................................      36,698              40,097
Reorganization value in excess of amounts allocable to
  identifiable assets, net..................................      91,377              97,061
Notes receivable............................................       2,114               3,485
Other assets................................................      30,852              29,227
                                                                --------            --------
          Total assets......................................    $461,946            $522,257
                                                                ========            ========
                                LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 30,805            $ 51,509
  Customer advance payments.................................       2,218               7,600
  Accrued expenses and interest payable.....................      24,753              26,216
  Current portion of long-term debt.........................       1,439               1,439
                                                                --------            --------
          Total current liabilities.........................      59,215              86,764
Deferred income taxes.......................................      65,747              69,656
Retirement obligations......................................      26,206              25,829
Other liabilities...........................................       4,959                 995
Long-term debt..............................................     125,110             156,125
Stockholders' equity:
  Preferred stock, $0.01 par value: 5,000,000 shares
     authorized, none issued or outstanding.................          --                  --
  Common stock, $0.01 par value: 20,000,000 shares
     authorized, 10,000,000 issued at June 30, 2001 and
     December 31, 2000......................................         100                 100
Additional paid-in capital..................................     189,949             184,900
Retained deficit............................................      (6,476)             (1,281)
Accumulated other comprehensive loss........................      (2,864)               (831)
                                                                --------            --------
          Total stockholders' equity........................     180,709             182,888
                                                                --------            --------
Total liabilities & stockholders' equity....................    $461,946            $522,257
                                                                ========            ========

                            (See accompanying notes)

                      PURINA MILLS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        POST-EMERGENCE   PRE-EMERGENCE   POST-EMERGENCE   PRE-EMERGENCE
                                        --------------   -------------   --------------   -------------
                                         THREE MONTHS    THREE MONTHS      SIX MONTHS      SIX MONTHS
                                            ENDED            ENDED           ENDED            ENDED
                                        JUNE 30, 2001    JUNE 30, 2000   JUNE 30, 2001    JUNE 30, 2000
                                        --------------   -------------   --------------   -------------
                                                                  (UNAUDITED)
                                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales.............................   $   199,648       $195,349       $   427,558       $414,546
Costs and expenses:
  Cost of products sold...............       158,214        156,405           340,751        329,164
  Marketing, distribution and
     advertising......................        22,901         20,690            45,648         43,196
  General and administrative..........        16,506         12,307            29,910         26,494
  Amortization of intangibles.........         4,425          6,783             8,842         13,575
  Research and development............         1,513          1,388             3,028          2,723
  Restructuring expenses..............           752         16,388               752         24,924
  Other (income) expense, net.........          (522)       (28,131)           (1,633)       (28,449)
                                         -----------       --------       -----------       --------
                                             203,789        185,830           427,298        411,627
Operating income (loss)...............        (4,141)         9,519               260          2,919
Interest expense, net.................         2,836          3,524             5,632          9,759
                                         -----------       --------       -----------       --------
Income (loss) before income taxes.....        (6,977)         5,995            (5,372)        (6,840)
Income tax expense (benefit)..........        (1,701)            --              (177)            --
                                         -----------       --------       -----------       --------
Income (loss) before extraordinary
  item and revaluation of assets and
  liabilities pursuant to the adoption
  of fresh-start reporting............        (5,276)         5,995            (5,195)        (6,840)
Extraordinary item-gain on
  extinguishment of debt, net of
  tax.................................            --        159,359                --        159,359
Revaluation of assets and liabilities
  pursuant to the adoption of
  fresh-start reporting...............            --          2,483                --          2,483
                                         -----------       --------       -----------       --------
Net income (loss).....................   $    (5,276)      $167,837       $    (5,195)      $155,002
                                         ===========       ========       ===========       ========
Basic and diluted net income (loss)
  per common share....................   $     (0.53)                     $     (0.52)
Weighted average common shares
  outstanding.........................    10,000,000                       10,000,000

                            (See accompanying notes)

                      PURINA MILLS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              POST-EMERGENCE   PRE-EMERGENCE
                                                              --------------   -------------
                                                                SIX MONTHS      SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 2001    JUNE 30, 2000
                                                              --------------   -------------
                                                                       (UNAUDITED)
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss).........................................     $ (5,195)       $155,002
  Adjustment to reconcile net income (loss) to net cash
     provided by operating activities:
     Gain on extinguishment of debt.........................           --        (159,359)
     Gain on revaluation pursuant to fresh-start
       reporting............................................           --          (2,483)
     Depreciation and amortization..........................       22,996          28,612
     (Gain) loss on asset disposition.......................          311          (5,616)
     Provision for deferred taxes...........................       (3,909)             --
     Compensation related to stock options and stock
       appreciation rights..................................        5,909              --
     Change in working capital..............................      (12,403)         10,817
                                                                 --------        --------
  Net cash provided by operating activities.................     $  7,709        $ 26,973
INVESTING ACTIVITIES:
  Sale of property, plant and equipment.....................           84          15,757
  Purchase of property, plant and equipment.................       (7,748)         (8,642)
  Other.....................................................        1,371           3,739
                                                                 --------        --------
  Net cash provided by (used in) investing activities.......     $ (6,293)       $ 10,854
FINANCING ACTIVITIES:
  Proceeds from revolving credit facility...................           --         (87,471)
  Repayment of term loans...................................      (31,000)        (15,550)
  Capital contribution......................................           --          60,000
  Other.....................................................          (15)            251
                                                                 --------        --------
Net cash used in financing activities.......................     $(31,015)       $(42,770)
Increase (decrease) in cash and cash equivalents............      (29,599)         (4,943)
Cash and cash equivalents at beginning of period............       37,664          48,094
                                                                 --------        --------
Cash and cash equivalents at end of period..................     $  8,065        $ 43,151
                                                                 ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................     $  7,237        $ 13,598
  Income taxes..............................................        1,443             173

                            (See accompanying notes)

                      PURINA MILLS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     On October 28, 1999 (the "Petition Date"), PM Holdings Corporation ("Holdings"), Purina Mills, Inc. ("Purina Mills") and certain of its subsidiaries (the "Debtor") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Purina Mills filed a Form 8-K on January 18, 2000 with the Securities and Exchange Commission, which included a Plan of Reorganization (the "Plan") and a disclosure statement. The Plan, as amended, was approved by the creditors, confirmed by the Bankruptcy Court on April 5, 2000 and became effective on June 29, 2000 (the "Effective Date").

     The Plan provided, among other things, for the merger of Purina Mills with and into Holdings prior to the effective date of the Plan. By operation of the merger, Holdings succeeded to the business previously conducted by Purina Mills and changed its name to Purina Mills, Inc. On May 19, 2000, Purina Mills merged with and into Holdings with Holdings being the surviving corporation, renamed as Purina Mills, Inc. (the "Company"). Subsequently, the Plan became effective and the Company emerged from Chapter 11 as of the beginning of business on June 30, 2000.

     As of the Effective Date, in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company was required to adopt "fresh-start" reporting and reflect the effects of such adoption in the financial statements for the period through the Effective Date. In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, was required to determine its reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the net assets of the Company immediately after its emergence from Chapter 11 status. The reorganization value of the Company was determined by consideration of several factors, including the Company's historical financial performance, its business plan and financial projections, its fiscal 2000 budget, publicly available data of companies whose operations are generally comparable to the operations of the Company and economic and industry data trends. As a result of adopting "fresh-start" reporting, operating results subsequent to the Effective Date are comparable to the operating results prior to the Effective Date except for amortization of intangibles, interest expense, restructuring expenses and income tax expense.

     As of the Effective Date, the Company was authorized to issue 20,000,000 shares of its $0.01 par value common stock. On or about August 15, 2000, October 30, 2000, January 30, 2001, May 11, 2001, and July 23, 2001, the Company made distributions of cash and partial distributions of new common stock of the Company to holders of claims that had been allowed to that date. The Company issued 9,910,000 shares to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program, of which 8,662,835 shares have been distributed and the remaining 1,337,165 shares being held in escrow by the transfer agent. Further distributions will be made quarterly until all allowed claims have been satisfied.

     The consolidated balance sheet at June 30, 2001 and the consolidated statements of operations and cash flows for the periods ended June 30, 2001 and 2000 are unaudited and reflect all adjustments, consisting of normal recurring items, restructuring charges, and the adoption of "fresh-start" reporting, which management considers necessary for a fair presentation. Operating results for the fiscal 2001 interim period are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001. The consolidated balance sheet at December 31, 2000 was derived from the Company's December 31, 2000 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     Although the Company believes the disclosures are adequate, certain information and disclosures normally included in notes to annual financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial

                      PURINA MILLS, INC. AND SUBSIDIARIES
statements should be read in conjunction with the financial statements for the year ended December 31, 2000, and the quarter ended March 31, 2001 contained in the Financial Statements on Form 10-K and Form 10-Q, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% through 50% owned, are accounted for using the equity method.

  INVENTORIES

     Carrying amounts of merchandise, materials, and animal inventories are generally determined on a moving average cost basis and are stated at the lower of cost or market. Effective July 1, 2001, the Company changed its method of inventory valuation to standard costing. This change did not have a material effect on the Company's financial results.

  INTANGIBLE ASSETS (INCLUDING GOODWILL)

     Intangible assets represent the Company's estimate of the value of such assets as of the Effective Date, in accordance with the principles of SOP 90-7, less amortization since the Effective Date. The intangible assets are amortized over their estimated period of related benefit of one to ten years.

     Management periodically has and will continue to review the value of its intangible assets to determine if impairment has occurred or whether changes have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets, which give rise to such amount.

  REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

     As a result of adopting "fresh-start" reporting, the Company recorded reorganization value in excess of amounts allocable to identifiable assets of approximately $102.0 million as of the Effective Date. This intangible asset is being amortized on a straight-line basis over a ten-year period.

  STOCK-BASED COMPENSATION

     As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for its stock option plan under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, compensation expense is recorded over the vesting period if the market price of the underlying stock on the date of grant exceeds the exercise price of the option or if previously issued options are repriced. The Company accounts for its stock appreciation rights using variable plan accounting, and recognizes compensation expense based on the amount that the market value of the Company's common stock exceeds the exercise price.

  NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted-average number of common and diluted common equivalent shares outstanding during the period, so long as the inclusion of the common equivalent shares would not be antidilutive. Dilutive common equivalent

                      PURINA MILLS, INC. AND SUBSIDIARIES
shares consist of shares that may be issued under stock options, calculated under the treasury stock method. The Company has omitted net income or loss per share information for all periods prior to the Effective Date as the Company's capital structure as an independent, publicly owned company did not exist prior to such date.

  REVENUE RECOGNITION

     Net sales and allowances for customer discounts are generally recognized when products are shipped.

  ADOPTION OF ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Instruments and Certain Hedging Activity to amend SFAS No. 133. The Company adopted these statements effective January 2001. Collectively, these statements establish accounting and reporting standards requiring that certain derivative instruments be recognized as assets and liabilities in the balance sheet, and unless designated as and effective as a hedge, the change in fair value be recognized currently in earnings. The Company utilizes interest rate swaps to hedge its exposure to interest rate fluctuations, which are designated as cash flow hedges. The effective portion of the change in fair value is charged to accumulated other comprehensive income (loss) in the consolidated balance sheet until any deferred hedging gains or losses are recorded in earnings.

     The Company also enters into futures contracts as considered necessary to reduce risk associated with market price fluctuations of its commodity and swine purchases and sales. Prior to December 31, 2000, gains and losses on these futures contracts were recognized in the same period as such inventory was sold. The Company does not meet the documentation and designation requirements of SFAS 133 and SFAS 138 and, accordingly, these derivative instruments do not qualify for hedge accounting. The change in fair value on futures contracts subsequent to December 31, 2000 are offset against the change in fair value of purchase and sales commitments with the resulting net gain or loss recognized in current earnings. During the three month and six month periods ended June 30, 2001, the Company recognized a $1.9 million net gain, which was recorded as a reduction of cost of product sold.

  FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible
Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill, the reorganization value in excess of amounts allocable to identifiable assets, and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. The Company's existing reorganization value in excess of amounts allocable to identifiable assets and intangible assets will continue to be amortized prior to the adoption of SFAS 142.

     SFAS 141 requires that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and reorganization value in excess of amounts allocable to identifiable assets, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all recorded intangible assets, and

                      PURINA MILLS, INC. AND SUBSIDIARIES
make any necessary amortization period adjustments by March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 by March 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

     In connection with the transitional impairment evaluation, SFAS 142 requires the Company to assess whether there is an indication that reorganization value in excess of amounts allocable to identifiable assets is impaired as of the date of adoption. SFAS 142 contains extensive guidance on the manner in which this assessment is to be performed, and requires the full assessment be completed no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Because of the extensive effort needed to comply with adopting SFASs 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period consolidated financial statements to conform to the consolidated financial statement presentation at June 30, 2001 and the six month period then ended.

3.  INVENTORIES

     Inventories consist of the following:

                                                          JUNE 30, 2001   DECEMBER 31, 2000
                                                          -------------   -----------------
                                                                   (IN THOUSANDS)
Raw materials...........................................     $30,369           $32,852
Finished goods..........................................      10,568            10,392
Animals.................................................       5,332             7,630
                                                             -------           -------
          Total.........................................     $46,269           $50,874
                                                             =======           =======

4.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                          JUNE 30, 2001   DECEMBER 31, 2000
                                                          -------------   -----------------
                                                                   (IN THOUSANDS)
Term loan...............................................    $125,000          $156,000
Promissory notes........................................       1,439             1,439
Other...................................................         110               125
                                                            --------          --------
                                                             126,549           157,564
Less current portion....................................      (1,439)           (1,439)
                                                            --------          --------
          Total.........................................    $125,110          $156,125
                                                            ========          ========

  CREDIT FACILITY

     In connection with the consummation of the Plan, Purina Mills entered into a new credit agreement ("the Credit Agreement") which provides for secured borrowings from a syndicate of lenders consisting of

                      PURINA MILLS, INC. AND SUBSIDIARIES

(i) a term loan facility providing for an aggregate of $175.0 million Tranche A Term Loan with a maturity date of December 31, 2003 ("the Term Loan") and (ii) a $50.0 million Revolving Credit Facility with a maturity date of December 31, 2002, with a $30.0 million sub-limit for letters of credit, which is available to finance the Company's ongoing working capital requirements. At June 30, 2001, $9.6 million of the Revolving Credit Facility has been used for the issuance of letters of credit for ordinary course business purposes of the Company and it subsidiaries. There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2001. Loans under the Credit Agreement bear interest at floating rates, which are, at the Company's option, based either upon bank prime or Eurodollar rates. Rates on outstanding borrowings averaged 7.47% at June 30, 2001.

     On September 22, 2000, the Company entered into a swap contract on $100.0 million of the Term Loan, pursuant to requirements in the Credit Agreement. The swap contract provides that the Company will pay interest on the notional amount based on a fixed rate of 6.74% and will receive the three month Eurodollar rate.

     During the three and six month periods ended June 30, 2001, the Company voluntarily repaid $10.0 million and $31.0 million of its Term Loan, respectively. As a result of such repayment, the outstanding balance of $125.0 million on the Term Loan is due on December 31, 2003. The Company is also required to make mandatory repayments of the Term Loan in amounts equal to 50% of Excess Cash Flow, as defined in the Credit Agreement. The next such payment is scheduled to be paid March 2002, however, the Company does not anticipate any additional payment to be due as a result of its voluntary prepayments during the first six months of 2001. Additionally, the Company is generally required to make mandatory repayments of amounts received on the sale of assets unless reinvested within specific time periods. Any repayments under the Term Loan are not available for future re-borrowings.

5.  COMMON STOCK

     Pursuant to the Plan, the Company issued 9,910,000 shares of common stock to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program. As of June 30, 2001 the Company had distributed 8,662,835 shares with the remaining 1,337,165 shares held in escrow by Wells Fargo Minnesota Bank, N.A., the transfer agent. The remaining shares will be distributed to holders of unsecured claims as all such claims are finalized in accordance with the Plan. All shares of the Company's common stock outstanding prior to the Effective Date were cancelled.

6.  STOCK COMPENSATION PLANS

     The Company applies APB 25 and related interpretations in accounting for its stock options. Under the provisions of APB 25, compensation cost is measured by the amount that the quoted market price of a company's stock exceeds the exercise price. The measurement date for all awards is the first date on which both the number of shares that an individual employee is entitled to receive and the option or purchase price are known. If the measurement date occurs on the grant date, the plan is referred to as a fixed plan, thus compensation cost is fixed at the grant date. A plan is referred to as a variable plan when compensation cost varies with the quoted market price of the stock at the end of each accounting period until the measurement date.

     On June 12, 2001, the shareholders approved an amendment to the Purina Mills, Inc. Equity Incentive Plan (the "Option Plan"). Under the terms of the amended Option Plan, the exercise price per share for each grant to an optionee was reduced to $12.50 per share on 50% of the option shares, $15.62 per share on 25% of the option shares and $18.75 per share on the remaining 25% of the option shares. The approval of this amendment resulted in the Option Plan being considered variable and thus $5.0 million of compensation expense was recognized for the three month period ended June 30, 2001. At June 30, 2001, there were 1,000,000 options outstanding under the Option Plan.

                      PURINA MILLS, INC. AND SUBSIDIARIES

     On June 12, 2001, the shareholders also approved the 2001 Non-Employee Director and Key Employee Equity Incentive Plan (the "2001 Plan"). The 2001 Plan provides that non-qualified stock options to purchase 0.5 million shares of the Company's common stock may be granted. On June 12, 2001, each non-employee director was granted the option to purchase 25,000 shares with an exercise price $19.00 per share, the fair market value of the stock on the date of grant. The options granted vest ratably over a three-year period and all options must be granted before December 31, 2006. No compensation expense has been recognized under this plan since there was no difference between the quoted market price of the Company's common stock on the date of grant and the exercise price per share. At June 30, 2001, there were 100,000 options outstanding under the 2001 Plan.

     In November, 2000, the Company established the 2000 Stock Appreciation Rights Plan under which it is authorized to grant 300,000 stock appreciation rights ("SARs") to key employees of the Company. Upon exercise of a SAR the holder is entitled to receive cash equal to the amount by which the market value of the Company's common stock on the exercise date exceeds the exercise price of the SAR. The SARs vest ratably over a period of four years and 277,000 SARs are outstanding at June 30, 2001. The exercise price of all outstanding SARs is $12.50 per share, and none of the SARs were vested at June 30, 2001. Compensation expense of $0.9 million was recognized during the three and six month periods ended June 30, 2001.

7.  OTHER COMPREHENSIVE INCOME

     In accordance with the provisions of SFAS No. 133, the Company recorded a deferred hedging loss on designated cash flow hedges of $2.1 million, net of $1.3 million tax, to accumulated other comprehensive income (loss) during the six month period ended June 30, 2001.

8.  ADDITIONAL MATTERS

     On January 17, 2001, Purina voluntarily initiated a limited product recall at the Company's Gonzales, Texas plant. The recall involved one animal feed product that was manufactured at the Company's plant and shipped to one customer. Purina's quality assurance program detected the product formulation variance in the handling of the animal feed ingredient, ruminant meat and bone meal, which is not permitted in feed intended for ruminant animals. The 1,222 cattle which were fed the product have been purchased by Purina and will be used for non-human food purposes in order to attempt to ensure that the meat will not enter the human food supply. The Company estimates that its total costs including the costs to remove and dispose of all ruminant meat and bone meal at all its plants, before insurance recoveries, will approximate $1.5 to $3.5 million.

     On June 17, 2001, Purina Mills entered into a definitive merger agreement with Land O'Lakes, Inc. and certain of its affiliates providing for the merger of Purina Mills with and into an indirect subsidiary of Land O'Lakes, Inc. A special meeting of Purina Mills stockholders to consider the adoption of the merger agreement and the merger pursuant thereto is scheduled to be held on September 5, 2001. Stockholders as of the record date of July 30, 2001 are entitled to vote at the special meeting. The proxy statement relating to the special meeting was mailed to Purina Mills stockholders on or about August 6, 2001.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Purina Mills, Inc.

     We have audited the accompanying consolidated balance sheets of Purina Mills, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the six month period ended December 31, 2000, the six month period ended June 30, 2000, and the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Purina Mills, Inc. and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the six month period ended December 31, 2000, the six month period ended June 30, 2000 and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company's plan of reorganization under Chapter 11 of the United States Bankruptcy Code became effective on June 30, 2000. As a result of the adoption of "fresh-start" reporting, the consolidated financial information for the period after the emergence from bankruptcy is presented on a different cost basis than for the periods before the emergence from bankruptcy and, therefore, is not comparable.

                                          /s/ KPMG LLP

St. Louis, Missouri
February 13, 2001

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

SEE NOTE 1

                                                              POST-EMERGENCE   PRE-EMERGENCE
                                                              --------------   -------------
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                   2000            1999
                                                              --------------   -------------
                                                                  (DOLLARS IN THOUSANDS,
                                                                  EXCEPT SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 37,664        $  48,094
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $7,390 and $15,733 at December 31,
     2000 and 1999, respectively............................       33,009           38,817
  Inventories...............................................       50,874           58,869
  Prepaid expenses, deferred and other assets...............        7,555            7,758
  Deferred income taxes.....................................       13,787               --
                                                                 --------        ---------
          Total current assets..............................      142,889          153,538
  Property, plant and equipment, net........................      209,498          235,378
  Intangible assets, net....................................       40,097          155,000
  Reorganization value in excess of amounts allocable to
     identifiable assets, net...............................       97,061               --
  Notes receivable..........................................        3,485            8,147
  Deferred financing costs, net.............................           --           10,107
  Other assets..............................................       29,227           26,845
                                                                 --------        ---------
          Total assets......................................     $522,257        $ 589,015
                                                                 ========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 51,509        $  32,759
  Customer advance payments.................................        7,600           10,809
  Accrued expenses..........................................       25,539           31,769
  Interest payable..........................................          677               --
  Current portion of long-term debt and bank borrowings
     under Revolving Credit Facility........................        1,439          278,031
                                                                 --------        ---------
          Total current liabilities.........................       86,764          353,368
  Deferred income taxes.....................................       69,656               --
  Retirement obligations....................................       25,829           25,880
  Other liabilities.........................................          995            6,069
  Long-term debt............................................      156,125               --
  Commitments and contingencies (Notes 13 and 14)
  Liabilities subject to compromise (Note 1)................           --          419,500
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value: 5,000,000 shares
     authorized, none issued or outstanding.................           --               --
  Common stock, $0.01 par value; 20,000,000 shares
     authorized, 10,000,000 shares issued at December 31,
     2000 and $1.00 par value; 1,000 shares authorized,
     issued and outstanding at December 31, 1999............          100                1
  Additional paid-in capital................................      184,900          109,499
  Retained deficit..........................................       (1,281)        (323,956)
  Accumulated other comprehensive loss......................         (831)          (1,346)
                                                                 --------        ---------
          Total stockholders' equity (deficit)..............      182,888         (215,802)
                                                                 --------        ---------
Total liabilities and stockholders' equity..................     $522,257        $ 589,015
                                                                 ========        =========

                            See accompanying notes.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

SEE NOTE 1

                                                          POST-EMERGENCE            PRE-EMERGENCE
                                                         ----------------   -----------------------------
                                                            SIX MONTHS       SIX MONTHS
                                                              ENDED            ENDED         YEAR ENDED
                                                           DECEMBER 31,       JUNE 30,      DECEMBER 31,
                                                               2000             2000            1999
                                                         ----------------   ------------   --------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
Net sales..............................................     $   425,259       $414,546       $  881,936
Costs and expenses:
  Cost of products sold................................         335,951        329,164          706,888
  Marketing, distribution and advertising..............          43,567         43,196           91,477
  General and administrative...........................          22,604         26,494           65,455
  Amortization of intangibles..........................           8,828         13,575           15,126
  Research and development.............................           2,985          2,723            5,978
  Provision for plant closings.........................              --             --           19,665
  Provision for intangible asset impairment............              --             --          161,593
  Provision for loss on guarantees.....................              --             --               --
  Restructuring and reorganization expenses............           3,534         24,924           18,102
  Other (income) expense, net..........................          (1,727)       (28,449)             743
                                                            -----------       --------       ----------
                                                                415,742        411,627        1,085,027
Operating income (loss)................................           9,517          2,919         (203,091)
Interest expense -- net................................           7,027          9,759           48,698
                                                            -----------       --------       ----------
Income (loss) before income taxes, extraordinary item
  and revaluation gain.................................           2,490         (6,840)        (251,789)
Provision (benefit) for income taxes...................           2,971             --           29,004
                                                            -----------       --------       ----------
Loss before extraordinary item and revaluation gain....            (481)        (6,840)        (280,793)
Extraordinary item-gain on extinguishment of debt, net
  of tax of $59,582....................................              --        159,359               --
Revaluation of assets and liabilities pursuant to the
  adoption of fresh-start reporting....................              --          2,483               --
                                                            ===========       ========       ==========
Net income (loss)......................................     $      (481)      $155,002       $ (280,793)
                                                            ===========       ========       ==========
Basic and diluted net loss per common share............     $     (0.05)
Weighted average common shares outstanding.............      10,000,000

                            See accompanying notes.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

SEE NOTE 1

                                                         ACCUMULATED
                                           ADDITIONAL       OTHER
                                  COMMON    PAID-IN     COMPREHENSIVE   RETAINED    COMPREHENSIVE
                                  STOCK     CAPITAL         LOSS         DEFICIT        LOSS          TOTAL
                                  ------   ----------   -------------   ---------   -------------   ---------
                                                            (DOLLARS IN THOUSANDS)
PRE-EMERGENCE
BALANCE DECEMBER 31, 1998.......      1      109,499            --        (43,163)                     66,337
Comprehensive loss:
  Net loss......................     --           --            --       (280,793)     (280,793)     (280,793)
  Other comprehensive loss, net
     of tax -- adjustment for
     minimum supplemental
     retirement liabilities.....     --           --        (1,346)            --        (1,346)       (1,346)
                                   ----    ---------       -------      ---------     ---------     ---------
Comprehensive loss..............                                                       (282,139)
                                                                                      =========
BALANCE DECEMBER 31, 1999.......      1      109,499        (1,346)      (323,956)                   (215,802)
Capital contribution............              60,000            --             --                      60,000
Comprehensive income:
  Net income -- six months ended
     June 30, 2000..............     --           --            --        155,002       155,002       155,002
                                   ----    ---------       -------      ---------     =========     ---------
Fresh-start adjustments:
  Cancellation of former equity
     and elimination of
     deficit....................     (1)    (169,499)        1,346        168,154                          --
  Issuance of new equity........    100      184,900            --             --                     185,000
                                   ----    ---------       -------      ---------     ---------     ---------
BALANCE JUNE 30, 2000...........    100      184,900            --           (800)                    184,200
POST-EMERGENCE
Comprehensive loss:
  Net loss -- six months ended
     December 31, 2000..........     --           --            --           (481)         (481)         (481)
  Other comprehensive loss, net
     of tax -- adjustment for
     minimum supplemental
     retirement liabilities.....     --           --          (831)                        (831)         (831)
                                   ----    ---------       -------      ---------     ---------     ---------
  Comprehensive loss............                                                         (1,312)
BALANCE DECEMBER 31, 2000.......   $100    $ 184,900       $  (831)     $  (1,281)    $             $ 182,888
                                   ====    =========       =======      =========     =========     =========

                            See accompanying notes.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

SEE NOTE 1

                                                              POST-EMERGENCE           PRE-EMERGENCE
                                                              --------------   ------------------------------
                                                                SIX MONTHS     SIX MONTHS
                                                                  ENDED          ENDED
                                                               DECEMBER 31,     JUNE 30,       YEAR ENDED
                                                                   2000           2000      DECEMBER 31, 1999
                                                              --------------   ----------   -----------------
                                                                          (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss).........................................    $    (481)     $ 155,002        $(280,793)
  Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Gain on extinguishment of debt..........................           --       (159,359)              --
    Gain on revaluation pursuant to fresh-start reporting...           --         (2,483)              --
    Depreciation and amortization...........................       21,458         28,612           45,800
    (Gain) loss on disposal of property, plant and
      equipment.............................................          (63)        (2,657)           1,326
    Provision for loss on plant closings and asset
      impairment............................................           --             --           19,665
    Provision for loss on intangible asset impairment.......           --             --          161,593
    Provision for loss on guarantees and notes receivable...           --             --               --
    Provision for deferred income taxes.....................        2,945             --           27,761
  Net changes in operating assets and liabilities:
    Accounts receivable.....................................       (6,818)        12,626            5,288
    Inventories.............................................         (344)         8,339            2,993
    Prepaid expenses and other assets.......................        2,170         (4,946)          (5,369)
    Accounts payable and other liabilities..................        8,860         (8,161)         (10,252)
                                                                ---------      ---------        ---------
  Net cash provided by (used in) operating activities.......    $  27,727      $  26,973        $ (31,988)
INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment.......          364         15,757            1,571
  Purchase of property, plant and equipment.................      (16,915)        (8,642)         (20,980)
  Net change in notes receivable............................          923          3,739           (3,889)
                                                                ---------      ---------        ---------
  Net cash provided by (used in) investing activities.......    $ (15,628)     $  10,854        $ (23,298)
FINANCING ACTIVITIES:
  Proceeds (repayment) of pre-emergence term loan...........    $      --      $(190,550)       $  (5,475)
  Repayment of pre-merger term loans, subordinated notes,
    discount debentures and other debt......................           --             --               --
  Capital contribution......................................           --         60,000               --
  Proceeds (repayment) of revolving credit facility.........           --        (87,471)          67,471
  Proceeds (repayment) of post-emergence term loans.........      (19,000)       175,000               --
  Issuance of promissory notes..............................        1,439             --               --
  Payment of financing costs................................           --             --               --
  Other.....................................................          (25)           251              (62)
                                                                ---------      ---------        ---------
  Net cash provided by (used in) financing activities.......    $ (17,586)     $ (42,770)       $  61,934
                                                                ---------      ---------        ---------
Increase (decrease) in cash and cash equivalents............       (5,487)        (4,943)           6,648
Cash and cash equivalents at beginning of period............       43,151         48,094           41,446
                                                                ---------      ---------        ---------
Cash and cash equivalents at end of period..................    $  37,664      $  43,151        $  48,094
                                                                =========      =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (refunded) during the period for:
    Interest................................................    $   7,655      $  13,598        $  39,152
    Income taxes............................................          765            173              484
  Non-cash effects of reorganization activities:
    Deferral of Subordinated Notes due to reorganization
      activities............................................    $      --      $      --        $ 350,000
    Deferral of accounts payable and other liabilities due
      to reorganization activities..........................           --             --           69,500
INCREASE IN LIABILITIES SUBJECT TO COMPROMISE...............    $      --      $      --        $ 419,500
                                                                =========      =========        =========

                            See accompanying notes.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

  (A) OVERVIEW

     Purina Mills, Inc. ("Purina Mills", "Purina", or the "Company") is a market leader in the United States in developing, manufacturing, and marketing differentiated animal nutrition products and programs for dairy cattle, beef cattle, hogs, and horses. The Company also develops, manufactures and sells poultry feeds as well as specialty feeds for rabbits, zoo animals, laboratory animals, birds, fish and pets. In the United States products are generally marketed under the widely recognized brand names Purina(R) and Chow(R), and the "Checkerboard" Nine Square Logo(R) and other trademarks pursuant to an exclusive, perpetual, royalty-free license from Ralston Purina Company, except with regard to dog and cat food, which is marketed domestically under the PMI Nutrition brand name. Products are sold as complete feeds or concentrated nutritional additives which are mixed with our customer's base ingredients.

  The Merger

     Pursuant to the Agreement and Plan of Merger among PM Holdings Corporation ("Holdings"), Koch Agriculture Company ("Koch Agriculture") and Arch Acquisition Corporation, dated as of January 9, 1998 (the "Merger Agreement"), Arch Acquisition Corporation was merged with and into Holdings (the "Merger"), with Holdings being the surviving corporation.

     As a result of the Merger, which closed on March 12, 1998, Koch Agriculture owned 100% of Holdings, which owned 100% of Purina Mills. The sources and use of funds required to consummate the Merger and related financings are summarized below:

                                                               (IN MILLIONS)
                                                               -------------
Sources of funds:
  Credit facilities:
     Term loans.............................................      $200.0
     Revolving credit facility..............................         9.9
  Senior Subordinated Notes ("Notes").......................       350.0
  Equity contribution to Holdings...........................       109.7
                                                                  ------
          Total.............................................      $669.6
                                                                  ======
Use of funds:
  Purchase price for equity of Holdings.....................      $258.7
  Repayment of existing indebtedness........................       385.5
  Fees and expenses.........................................        25.4
                                                                  ------
          Total.............................................      $669.6
                                                                  ======

     The proceeds from the credit facilities and the Notes, the equity contribution to Holdings and the purchase of the equity of Holdings are included in the pre-merger period. The Merger was accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16 and, accordingly, the consolidated financial statements for periods subsequent to March 12, 1998 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of March 12, 1998.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The allocation of the $109.5 million purchase price for the Company is summarized as follows:

                                                               (IN MILLIONS)
                                                               -------------
Current assets..............................................      $ 130.8
Property, plant and equipment...............................        268.0
Intangible assets...........................................        343.1
Other noncurrent assets.....................................         47.6
Liabilities assumed.........................................       (680.0)
                                                                  -------
          Total.............................................      $ 109.5
                                                                  =======

  Post-Merger Events

     The economic environment in the agricultural industry during 1998 and 1999 was a difficult one for many individual producers and companies that participate in the sector. Livestock commodity prices were depressed and reached historic lows in many markets. In addition to the overall economic environment, there was significant competition in all areas of agriculture, including the feed industry.

     In connection with the Merger, the Company incurred a significant amount of indebtedness. Of the total $669.6 million required to consummate the Merger, $559.9 million was supplied by indebtedness. Therefore, subsequent to the Merger, a significant portion of the Company's cash flow from operations was dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations. The Company's substantial degree of leverage limited its flexibility to adjust to the depressed conditions in the agricultural industry and made it particularly vulnerable to the downturn in the swine market.

     As a result of its financial condition during 1999 and its substantial degree of leverage, the Company's ability to finance its working capital requirements and implement its business plan were adversely affected by its cash requirements for debt service. On September 15, 1999, the Company failed to make a scheduled interest payment of $15.8 million due to holders of the Notes. On October 21, 1999, the trustee under the indenture (the "Notes Indenture") for the Notes accelerated such Notes as a result of the failure to make such interest payment. On September 30, 1999, the Company failed to pay $2.1 million in principal payments due on the term loans.

  Plan of Reorganization

     Faced with these events and an inability to service future interest payments on the Notes, on October 28, 1999 (the "Petition Date"), Holdings and certain of its subsidiaries (the "Debtor") filed voluntary petitions for reorganization (the "Reorganization Cases") under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Debtor continued business operations as

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Debtor-in-Possession. These claims are reflected in the December 31, 1999 consolidated balance sheet as "liabilities subject to compromise" and consisted of the following:

Accounts payable -- other...................................   $ 13,764
Accounts payable -- affiliate...............................     30,215
Accrued expenses............................................      2,379
Interest payable on Senior Subordinated Notes due 2010......     19,600
Retirement obligations......................................      3,212
Other liabilities...........................................        330
Senior Subordinated Notes due 2010..........................    350,000
                                                               --------
                                                               $419,500
                                                               ========

     As of the Petition Date, the Company discontinued accruing interest on its unsecured pre-petition debt obligations. Additional claims have arisen subsequent to the filing date resulting from rejection of executory contracts and unexpired leases, and from the determination by the court or as agreed to by parties in interest of allowed claims for contingencies and other disputed amounts.

     On January 18, 2000, Purina Mills filed a Form 8-K with the Securities and Exchange Commission, which included a Plan of Reorganization (the "Plan") and a disclosure statement. The Plan provided for, among other things, the merger of Purina Mills with and into Holdings prior to the effective date of the Plan. By operation of the merger, Holdings would succeed to the business previously conducted by Purina Mills and would change its name to Purina Mills, Inc. As described in the disclosure statement, a settlement was also negotiated between Koch Industries, Inc. ("Koch Industries") and a committee representing holders of Notes ("Noteholders") whereby Koch Industries agreed to make a capital contribution of $60 million to the Company. The Plan, as amended, was approved by the creditors and confirmed on April 5, 2000 by the Bankruptcy Court.

     On May 19, 2000, Purina Mills merged with and into Holdings with Holdings being the surviving corporation, renamed Purina Mills, Inc. (the "Company"). The Company's request to list its stock on the NASDAQ National Market was granted on June 26, 2000, and the Plan became effective on June 29, 2000 (the "Effective Date"). The Company emerged from Chapter 11 as of the beginning of business on June 30, 2000.

     As of the Effective Date, in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company was required to adopt "fresh-start" reporting and reflect the effects of such adoption in the financial statements for the period through the Effective Date. In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, was required to determine its reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the net assets of the Company immediately after its emergence from Chapter 11 status. The reorganization value of the Company was determined by consideration of several factors, including the Company's historical financial performance, its business plan and financial projections, its fiscal 2000 budget, publicly available data of companies whose operations are generally comparable to the operations of the Company and economic and industry data trends. As a result of adopting "fresh-start" reporting, the December 31, 1999 consolidated balance sheet is not comparable to the December 31, 2000 consolidated balance sheet. Operating results subsequent to the Effective Date are comparable to the operating results prior to the Effective Date except for amortization of intangibles, interest expense, restructuring expenses, benefit for income taxes and extraordinary items.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The adjustments to reflect the consummation of the Plan, including the gain on extinguishment of debt related to pre-petition liabilities and the adjustment to record assets and liabilities at their fair values (including the establishment of reorganization value in excess of amounts allocable to identifiable assets), have been reflected in the consolidated financial statements as of the Effective Date. As a result of such adjustments, $330.0 million of retained deficit was eliminated.

     As of the Effective Date, the Company was authorized to issue 20,000,000 shares of its $0.01 par value common stock. On or about August 15, 2000 and October 30, 2000, the Company made distributions of cash and partial distributions of new common stock of the Company to holders of claims that had been allowed to that date. The Company issued 9,910,000 shares to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program, of which 8,410,017 shares have been distributed and the remaining 1,589,983 shares being held in escrow by the transfer agent. Further distributions will be made quarterly until all allowed claims have been satisfied.

     From June 1999 through December 31, 2000, the Company incurred $46.6 million in restructuring costs. These expenses included advisory and financing fees and expenses incurred in connection with the Reorganization Cases, including costs to re-establish the Company's payroll and benefits programs, moving costs to centralize certain administrative functions and relocate commodity purchasing personnel from Koch Agriculture including payments made to Koch Industries for transitional services, severance costs in connection with restructuring to reduce future administrative costs, and compensation expense under the Key Employee Retention Plan. A summary of such expenses is as follows (in thousands):

                                           POST-EMERGENCE               PRE-EMERGENCE
                                          -----------------   ---------------------------------
                                             SIX MONTHS        SIX MONTHS
                                                ENDED             ENDED          YEAR ENDED
                                          DECEMBER 31, 2000   JUNE 30, 2000   DECEMBER 31, 1999
                                          -----------------   -------------   -----------------
Advisory fees and expenses..............       $1,108            $11,438           $12,105
Moving, severance and service costs.....           32              7,006             3,870
Compensation expense....................        2,394              6,480             2,127
                                               ------            -------           -------
                                               $3,534            $24,924           $18,102
                                               ======            =======           =======

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% through 50% owned, are accounted for using the equity method.

     Minority interests in earnings of subsidiaries and the Company's share of the net earnings of unconsolidated companies accounted for using the equity method are included in other (income) expense, net.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash includes currency on hand and demand deposits with financial institutions.

  INVENTORIES

     Carrying amounts of merchandise, materials and animal inventories are generally determined on a moving average cost basis and are stated at the lower of cost or market.

  PROPERTY, PLANT AND EQUIPMENT

     In accordance with the adoption of "fresh-start" reporting under SOP 90-7, property, plant and equipment are stated at their estimated fair value as of the Effective Date, with subsequent acquisitions at cost. Expenditures for new facilities and those which substantially increase the useful lives of property are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the dispositions are included in the consolidated statements of operations. Depreciation is generally provided on the straight-line basis by charges to costs or expenses at rates based upon the following estimated useful lives:

Buildings and improvements..................................   15 to 30 years
Machinery and equipment.....................................    5 to 15 years
Office furniture and equipment..............................    3 to 15 years

  INTANGIBLE ASSETS (INCLUDING GOODWILL)

     Intangible assets at December 31, 2000 represent the Company's estimate of the value of such assets at the Effective Date, in accordance with the principles of SOP 90-7, less amortization since the Effective Date. The intangible assets are amortized over their estimated period of related benefit of one to ten years. Intangible assets, at December 31, 1999, represent the excess of cost over the net tangible assets of the business at the time of acquisition and were amortized over the estimated period of related benefit.

  RECOVERABILITY OF LONG-LIVED ASSETS

     The Company reviews the value of its long-lived assets, including intangible assets, to determine if an impairment has occurred whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

 REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

     As a result of adopting "fresh-start" reporting, the Company recorded reorganization value in excess of amounts allocable to identifiable assets of approximately $102.2 million as of the Effective Date. This intangible asset is being amortized on a straight-line basis over a ten-year period.

  DEFERRED FINANCING COSTS

     Deferred financing costs are stated at cost and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INCOME TAXES

     Deferred income taxes are recognized for the effect of temporary differences between the financial reporting basis and the tax basis of the assets and liabilities plus operating loss carryforwards at enacted tax rates expected to be in effect when such amounts are realized or settled. In connection with "fresh-start" reporting the Company recorded a net $53.5 million deferred tax liability for the effect of temporary differences between the financial reporting and tax basis of its assets and liabilities.

     The Company was part of a tax sharing agreement with Koch Industries effective as of the date of the Merger. The agreement provided that the tax liability of the group shall be allocated to the members of this group on the basis of the percentage of the member's total tax, if computed on a separate return, would bear to the total amount of the taxes of all members of the group so computed. If the Company's tax attributes were utilized by another member of the group, such member would reimburse the Company when the Company would have been able to utilize such attributes in computing the Company's separate taxable income. The Company's tax provisions for all periods after March 12, 1998 through June 29, 2000 were computed on this basis. The results of operations of the Company after March 12, 1998 through June 29, 2000 have been or will be included in the consolidated U.S. corporation income tax return and certain consolidated state income tax returns of Koch Industries. The results of operations commencing June 30, 2000 will be included in the consolidated return of the Company and its subsidiaries.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents and short-term borrowings approximate fair value because of the short-term maturity of these instruments. Notes receivable carry current market interest rates, so that discounted future cash flows approximate their carrying values. As of December 31, 2000 and 1999, the fair value of debt, including current maturities, was $152.1 million and $365.5 million, respectively, compared to its carrying value of $157.6 million and $628.0 million, respectively. The fair values of debt instruments as of December 31, 2000 and 1999 are based on quoted market prices and management's estimates for instruments without quoted market prices. As of December 31, 2000, the fair value of the interest rate swap agreement was $(1.9) million.

  STOCK-BASED COMPENSATION

     As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for its stock option plan under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, compensation expense is recorded over the vesting period if the market price of the underlying stock on the date of grant exceeds the exercise price of the option. The Company accounts for its stock appreciation rights using variable plan accounting, and recognizes compensation expense based on the amount that the market value of the Company's common stock exceeds the exercise price.

  NET LOSS PER SHARE

     Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted-average number of common and diluted common equivalent shares outstanding during the period, so long as the inclusion of the common equivalent shares would not be antidilutive. Dilutive common equivalent shares consist of stock options. The Company has omitted net earnings or loss per share information for all

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

periods prior to the Effective Date as the Company's capital structure as an independent, publicly owned company did not exist prior to such date.

  REVENUE RECOGNITION

     Net sales and allowances for customer discounts are generally recognized when products are shipped.

  DERIVATIVE FINANCIAL INSTRUMENTS

     All derivative financial instruments held by the Company are designated as hedges of existing assets, liabilities, firm commitments or identifiable transactions. The Company utilizes interest rate swaps to hedge its exposure to fluctuations in variable interest rates. The interest differential to be paid or received on interest rate swaps is recognized as an adjustment to interest expense as the differential occurs. The Company also hedges certain of its grain and commodity purchases and enters into the futures contracts for market hogs as considered necessary to reduce risk associated with market price fluctuations. Gains and losses on futures contracts used to hedge these purchases and sales are recognized in the same period as such inventory is sold. These derivative financial instruments have a high degree of correlation with the underlying exposure and are highly effective in offsetting underlying price movements.

  FUTURE APPLICATION OF ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Instruments and Certain Hedging Activity to amend SFAS 133. Collectively, these statements establish accounting and reporting standards requiring that an entity recognize certain derivative instruments as assets and liabilities in the statement of financial position and measure them at fair value. These statements require that changes in the fair value of derivatives be recognized currently in earnings unless specific accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results of the hedged item in the income statement, and require that the Company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. SFAS 133 and SFAS 138 become effective for fiscal years beginning after June 15, 2000. The Company will adopt these statements effective January, 2001. The Company does not expect to meet the documentation and designation requirements of SFAS 133 and SFAS 138. Accordingly, the Company believes that when adopted, its derivative instruments will not qualify as hedges and therefore volatility in reported earnings will increase.

  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period consolidated financial statements to conform to the consolidated financial statement presentation at December 31, 2000 and the year then ended.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  INVENTORIES

     Inventories consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Raw materials...............................................  $32,852   $37,577
Finished goods..............................................   10,392    11,411
Animals.....................................................    7,630     9,881
                                                              -------   -------
          Total.............................................  $50,874   $58,869
                                                              =======   =======

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $ 10,690   $ 13,362
Buildings...................................................    63,065     86,332
Machinery and equipment.....................................   135,283    180,769
Construction in progress....................................    13,096      7,359
                                                              --------   --------
                                                               222,134    287,822
Accumulated depreciation....................................   (12,636)   (52,444)
                                                              --------   --------
          Total.............................................  $209,498   $235,378
                                                              ========   ========

     Total depreciation expense was $12.6 million, $14.4 million, $29.3 million and $24.0 million for the six month periods ended December 31, 2000 and June 30, 2000, the year ended December 31, 1999 and the period March 13, 1998 to December 31, 1998, respectively.

     In connection with the adoption of "fresh-start" reporting, the Company was required to adjust property, plant and equipment to its fair value. Based on the Company's estimate of the fair value of such assets at the Effective Date, an adjustment was made to decrease the net value of property, plant and equipment by approximately $13.1 million with no material change in the remaining useful lives.

     During the quarter ended June 30, 1999, the Company made the decision to discontinue or curtail manufacturing operations at five of its facilities. Products for distribution to customers of the closed facilities are being manufactured at the Company's other facilities. In connection with these plant closures, the Company recorded a loss of $13.1 million on manufacturing assets, representing the amount by which the book value exceeds estimated fair value. Estimated demolition costs of $1.2 million, severance costs of $0.4 million and the write-off of $5.0 million for related goodwill were also recorded.

     The Company will continue to review the performance of its facilities to attempt to optimize overall capacity and maximize profits. This review may result in the decision to discontinue operations at additional facilities which could result in additional losses being recorded.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                               2000       1999
                                                              -------   ---------
                                                                (IN THOUSANDS)
Distribution network........................................  $24,000   $  40,000
Patents.....................................................    6,298      15,000
Goodwill....................................................       --     262,728
Other intangibles...........................................   13,518      33,622
                                                              -------   ---------
                                                               43,816     351,350
Accumulated amortization....................................   (3,719)   (196,350)
                                                              -------   ---------
  Total.....................................................  $40,097   $ 155,000
                                                              =======   =========

     Intangible assets at December 31, 2000 represent the Company's estimate of the value of such assets at the Effective Date, in accordance with the principles of SOP 90-7, less amortization since the Effective Date, and are being amortized over their estimated period of related benefit of one to ten years.

     During the fourth quarter of 1999, in connection with the Company's Reorganization Cases, the Company recorded a provision for loss on impairment of intangible assets of $161.6 million. The provision reduced the net value of intangible assets to management's estimate of the fair value of intangible assets at December 31, 1999. Management's estimate was based upon the expected net realizable value of the Company on a going concern basis which contemplated continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

6.  DEBT

     Debt consists of the following:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                   2000           1999
                                                              ---------------   --------
                                                                    (IN THOUSANDS)
Term Loan...................................................     $156,000       $190,550
Senior Subordinated Notes due 2010..........................           --        350,000
Revolving Credit Facility...................................           --         87,471
Promissory Notes............................................        1,439             --
Other.......................................................          125             10
                                                                 --------       --------
  Total.....................................................     $157,564       $628,031
                                                                 ========       ========

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The foregoing debt at December 31, 2000 and 1999 is classified as follows in the consolidated balance sheets:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                   2000           1999
                                                              ---------------   --------
                                                                    (IN THOUSANDS)
Current portion of long-term debt and bank borrowings under
  revolving credit facility.................................     $  1,439       $278,031
Long term debt..............................................      156,125             --
Liabilities subject to compromise...........................           --        350,000
                                                                 --------       --------
     Total..................................................     $157,564       $628,031
                                                                 ========       ========

  NEW CREDIT FACILITY

     In connection with the consummation of the Plan, the Company entered into a new credit agreement ("the Credit Agreement") which provides for secured borrowings from a syndicate of lenders consisting of (i) a term loan facility providing for an aggregate of $175.0 million Tranche A Term Loan with a maturity date of December 31, 2003 ("the Term Loan") and (ii) a $50.0 million Revolving Credit Facility with a maturity date of December 31, 2002, with a $30.0 million sub-limit for letters of credit, which is available to finance the Company's ongoing working capital requirements. The proceeds of the Term Loan were borrowed in full on June 29, 2000, to repay the pre-petition debt, and $7.9 million of the Revolving Credit Facility has been used for the issuance of letters of credit for ordinary course business purposes of the Company and its subsidiaries at December 31, 2000. No borrowings have been made under the Revolving Credit Facility. The Company is charged an annual fee of 0.5% for amounts available but unused under the Revolving Credit Facility. In addition, the Company is charged a fee of 2.75% per annum on the daily average amount available for drawing under any letter of credit. Loans under the Credit Agreement bear interest at floating rates, which are, at the Company's option, based either upon bank prime or Eurodollar rates. Rates on outstanding borrowings average 9.45% at December 31, 2000.

     On September 22, 2000, the Company entered into a swap contract on $100.0 million of the Term Loan, pursuant to requirements in the Credit Agreement. The swap contract provides that the Company will pay interest on the notional amount based on a fixed rate of 6.74% and will receive the three month Eurodollar rate.

     During the six month period ended December 31, 2000, the Company voluntarily repaid $19.0 million of its Term Loan. As a result of such repayment, the annual amortization schedule of the Term Loan outstanding on December 31, 2000 is $6.0 million in 2002, and $150.0 million in 2003. The Company is also required to make annual mandatory repayments of the Term Loan in amounts equal to 50% or 80% of Excess Cash Flow, as defined in the Credit Agreement. The first such payment was scheduled to be paid March 2001, however, no additional payment will be due as a result of the voluntary prepayment of $19.0 million in the third quarter of 2000. Additionally, the Company is generally required to make mandatory repayments of amounts received on the sale of assets unless reinvested within specific time periods. No such mandatory repayments were required in the six month period ended December 31, 2000. Any repayments under the Term Loan are not available for future re-borrowings.

     The promissory notes relate to amounts due two restructuring investment advisors in connection with the Reorganization Cases. These notes bear interest at 8% per annum and are due December 31, 2001, unless converted to equity earlier at the sole discretion of the investment advisors.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  COVENANTS

     The Credit Agreement contains restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. The Term Loan and Revolving Credit Facility also require the Company to satisfy certain financial covenants and tests. The Company was in compliance with its debt covenants at December 31, 2000.

     Substantially all wholly owned subsidiaries of the Company guarantee the Company's obligations under the Credit Agreement. Borrowings under the Credit Agreement are also secured by a first priority lien on substantially all assets of the Company and its subsidiaries.

  PRE-PETITION CREDIT FACILITY

     In connection with the Merger, the Company entered into a credit agreement which provided for secured borrowings from a syndicate of lenders consisting of
(i) a $200.0 million Term Loan and (ii) a $100.0 million revolving credit facility, with a $40.0 million sublimit for letters of credit. At December 31, 1999, a balance of $190.6 million was outstanding on the pre-petition term loan and $87.5 million was outstanding and the Company had $12.5 million in outstanding letters of credit under the revolving credit facility. Accordingly, at December 31, 1999, no amount was available for future borrowing under the pre-petition revolving credit facility.

     As a result of the failure to make the scheduled interest payment of $15.8 million due to the Noteholders on September 15, 1999, the indenture trustee accelerated the pre-petition Notes and accordingly, the Company was in default under both the Notes Indenture and the credit agreement. Amounts owed pursuant to the pre-petition credit agreement are included in current portion of long-term debt at December 31, 1999. Also, as a result of the Reorganization Cases, the Notes were classified as "liabilities subject to compromise." The corresponding accrued interest on the Notes of $19.6 million has also been classified as "liabilities subject to compromise." As adequate protection for the holders of secured claims existing under the pre-petition credit agreement, the Company continued to pay all interest on the pre-petition credit facility.

  PRE-PETITION NOTES

     In connection with the Merger, the Company sold $350.0 million aggregate principal amount of Notes generating gross proceeds of $350.0 million. The Notes were 9% senior subordinated, unsecured obligations of the Company.

7.  COMMON STOCK

     Pursuant to the Plan, the Company issued 9,910,000 shares of common stock to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program. As of December 31, 2000, the Company had distributed 8,410,017 shares with the remaining 1,589,983 shares held in escrow by Wells Fargo Minnesota Bank, N.A., the transfer agent. The remaining shares will be distributed to holders of unsecured claims as all such claims are finalized in accordance with the Plan. All shares of the Company's common stock outstanding prior to the Plan's effective date were cancelled.

8.  STOCK OPTION PLANS

     On May 17, 2000, the Board of Directors adopted the Purina Mills, Inc. Equity Incentive Plan (the "Option Plan"). Under the terms of the Option Plan, key employees may be granted non-qualified stock options to purchase a maximum of 1.0 million shares of the Company's common stock. The Company granted

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

options on 1.0 million shares of common stock in 2000. The exercise price per share for each grant to an optionee is $18.50 per share on 50% of the option shares, $23.12 per share on 25% of the option shares and $27.75 per share on the remaining 25% of the option shares. The options granted vest ratably over a three-year period and all options under the plan must be granted on or before December 31, 2006, the date the plan terminates. No compensation expense has been recognized under this plan since the exercise price of the option exceeded the fair value of the Company's common stock on the date of grant.

     In November, 2000, the Company established the 2000 Stock Appreciation Rights Plan under which it is authorized to grant 300,000 stock appreciation rights ("SARs") to key employees of the Company. Upon exercise of a SAR the holder is entitled to receive cash equal to the amount by which the market value of the Company's common stock on the exercise date exceeds the exercise price of the SAR. The SARs vest ratably over a period of four years and 278,500 SARs were issued in December, 2000 and are outstanding at December 31, 2000. The exercise price of all outstanding SARs is $12.50 per share, and none of the SARs were vested at December 31, 2000. No compensation expense was recognized for the SARs because the exercise price of the SARs was greater than the market price of the common shares.

     The Company applies APB 25 and related interpretations in accounting for its stock options. Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, the Company's net loss and net loss per share for the six month period ended December 31, 2000 would have been $752,000 and $0.08 per share, respectively, compared to the reported net loss and net loss per share of $481,000 and $0.05 per share, respectively.

     The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six month period ended December 31, 2000; risk free interest rate of 5.0%, no dividend yield, expected volatility of 35.0% and a weighted-average expected life of six years. The weighted average fair value of each option granted during the year ended December 31, 2000 was $1.63 per share. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period.

     The following summarizes stock option plan activity during the year ended December 31, 2000:

                                                                        WEIGHTED AVERAGE
                                                             OPTIONS     EXERCISE PRICE
                                                            ---------   ----------------
Outstanding at beginning of year..........................         --        $   --
  Granted.................................................  1,000,000         21.97
  Exercised...............................................         --            --
  Cancelled...............................................         --            --
Outstanding at end of year................................  1,000,000         21.97
                                                            ---------        ------
Options exercisable at year end...........................         --        $   --
                                                            =========        ======

     Prior to the Merger, the Company had three stock option plans for employees and directors of the Company. Stock options and stock right units were granted under the plans from 1993 through 1997. Pursuant to the Merger, each outstanding option to purchase Holdings common stock and each stock rights unit entitling the holder thereof to acquire Holdings common stock became 100% vested. Option holders and stock rights unit holders received the Merger consideration for each share of Holdings common stock into which such options or stock rights units were exercisable immediately prior to the Merger. Cash proceeds paid to holders of options and stock rights units was $13.5 million. During 1999 no additional stock options or stock rights units were granted and there were no stock options or stock rights units outstanding as of December 31, 1999.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  NET LOSS PER COMMON SHARE

     The contingent issuance of securities such as shares under option are excluded from the computation of diluted earnings per share if their inclusion would have been anti-dilutive. Because the Company incurred a loss in the six month period ended December 31, 2000, the amounts for basic and diluted loss per share are the same. Earnings or loss per share of Common Stock for all periods through June 30, 2000 are not shown as the Company's stock was not traded in a public market before such date.

10.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                      POST-
                                                    EMERGENCE           PRE-EMERGENCE
                                                   ------------   -------------------------
                                                    SIX MONTHS    SIX MONTHS
                                                      ENDED         ENDED       YEAR ENDED
                                                   DECEMBER 31,    JUNE 30,    DECEMBER 31,
                                                       2000          2000          1999
                                                   ------------   ----------   ------------
                                                                (IN THOUSANDS)
  Federal........................................     $   --        $  --        $    35
  State..........................................         26           --          1,208
DEFERRED:
  Federal........................................      1,970           --         31,535
  State..........................................        975           --         (3,774)
                                                      ------        -----        -------
                                                      $2,971        $  --        $29,004
                                                      ======        =====        =======

     The provision (benefit) for income taxes is different from the amounts computed by applying the U.S. federal statutory income tax rate to income (loss) before income taxes, extraordinary items and revaluation gain. The reasons for these differences are as follows:

                                                 POST-EMERGENCE         PRE-EMERGENCE
                                                 --------------   -------------------------
                                                   SIX MONTHS     SIX MONTHS
                                                     ENDED          ENDED       YEAR ENDED
                                                  DECEMBER 31,     JUNE 30,    DECEMBER 31,
                                                      2000           2000          1999
                                                 --------------   ----------   ------------
                                                               (IN THOUSANDS)
Income taxes (benefit) at statutory rate.......      $  872        $(2,394)      $(88,126)
State income taxes, net of federal benefit.....         651             --         (1,668)
Change in valuation allowance..................          --         (1,058)        58,530
Reorganization expenses (net)..................         295            778
Amortization and write-off of intangible
  assets.......................................       1,788          2,956         60,656
Meals and entertainment disallowance...........         105            105            137
Research tax credit............................          --             --            (26)
Life insurance expense, net....................        (342)          (387)          (567)
Other, net.....................................        (398)            --             68
                                                     ------        -------       --------
                                                     $2,971        $    --       $ 29,004
                                                     ======        =======       ========

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
DEFERRED TAX ASSETS:
  Net operating loss carryforwards..........................  $  2,929    $46,849
  Alternative minimum tax credit carryforwards..............        --      9,449
  Bad debt and loan loss reserves...........................     4,477     12,495
  Accrued retirement benefits...............................     9,728     11,408
  Other accruals not currently deductible for tax...........     6,400      8,265
  Tax over book basis of inventory..........................       518        202
                                                              --------    -------
                                                                24,052     88,668
  Less valuation allowance..................................        --     58,530
                                                              --------    -------
          Total deferred tax assets.........................    24,052     30,138
DEFERRED TAX LIABILITIES:
  Book over tax basis of property, plant and equipment......    58,948     21,428
  Book over tax basis of intangible assets..................     9,255      7,805
  Book over tax basis of other assets.......................    11,718        905
                                                              --------    -------
          Total deferred tax liabilities....................    79,921     30,138
                                                              --------    -------
          Net deferred tax liability........................  $(55,869)   $    --
                                                              ========    =======

     For the six month period ended December 31, 2000, the Company has a tax net operating loss carryforward of approximately $7.2 million for federal income tax purposes. This tax net operating loss can be utilized within the next 20 years and will not expire until 2020. The Company believes that it is more likely than not that the $7.2 million net operating loss carryforward will be utilized prior to its expiration.

     As a result of the Company's filing for reorganization under Chapter 11 of the United States Bankruptcy Code, all net operating loss carryforwards and alternative minimum tax credit carryforwards at the Effective Date have been eliminated. Also, in connection with "fresh-start" reporting, the Company recorded a net $53.5 million deferred tax liability as of the Effective Date.

     Generally accepted accounting principles require that a valuation allowance be recorded against tax assets which are not likely to be realized. The Company determined that it was not likely to receive a benefit for the net operating loss carryforwards generated in any period through June 30, 2000. Under the Company's tax sharing agreement with Koch Industries, a benefit would only be realized to the extent the Company could utilize such future net tax benefits on a stand-alone basis. Based on management's assessment, such net tax assets cannot be utilized prior to the tax deconsolidation with Koch Industries on June 30, 2000. The Company established a full valuation allowance against these carryforward benefits and its remaining net deferred tax assets at December 31, 1999. The valuation allowance was eliminated in connection with the adoption of "fresh-start" reporting on the Effective Date.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  EMPLOYEE BENEFIT PLANS

     The Company sponsors a defined contribution 401(k) plan which is available to substantially all employees, exclusive of those covered by a collective bargaining agreement. The current 401(k) plan was established on January 1, 2000 and all participants are eligible to make both before-tax and after-tax contributions. The Company made matching contributions in an amount equal to 100% of the employees' contributions, up to a maximum of 6% of an individual employee's compensation. Matching contributions are made after a participating employee completes one year of service and vest over a period of five years. The plan accepts transfers from Koch Industries' Savings plan. For the year ended December 31, 2000, the Company's matching contributions were $4.5 million.

     For the year 1998, the Company made matching contributions to the Company's prior 401(k) plan in an amount equal to 50% of the employee contributions to the plan, up to a maximum of 3% of an individual employee's compensation. Participants in the Company's prior 401(k) plan vested in matching contributions at the time they are made. Subsequent to the Merger, the Company also made matching contributions for new employees participating in the plan sponsored by Koch Industries in an amount equal to 50% of employee contributions to the plan, up to a maximum of 3% of an individual employee's compensation. Matching contributions made for participants in the plan sponsored by Koch Industries vested over a period of five years. Effective January 1, 1999, those employees participating in the Company's prior 401(k) plan began making their employee contributions to the plan sponsored by Koch Industries. The Company continued to make matching contributions in an amount equal to 50% of employee contributions to the plan, up to maximum of 3% of an individual employee's compensation. Total matching contributions to the 401(k) plans for the years ended December 31, 1999 and 1998 were $2.3 million and $2.2 million, respectively.

     The Company maintains a defined benefit plan which covers those employees whose employment is governed by the terms of a collective bargaining agreement. Benefits for all other employees previously covered under the plan have been frozen. The Company makes annual contributions to the plan which at least equal the amounts required by law. Contribution amounts are determined by independent actuaries using an actuarial cost method that has an objective of providing an adequate fund to meet pension obligations as they mature over the long-term future. At December 31, 2000 and 1999, the assets were held in equity and fixed-income securities.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the funded status of the plan at December 31, 2000 and 1999, and the amounts recognized in the Company's consolidated balance sheets at that date and the components of net periodic pension costs related to the above plans for the years ended December 31, 2000, 1999 and 1998:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...................   $25,568      $25,824
  Service cost..............................................       308          364
  Interest cost.............................................     1,761        1,638
  Actuarial loss (gain).....................................      (663)      (1,053)
  Benefits paid.............................................    (1,282)      (1,205)
                                                               -------      -------
  Benefit obligation at end of year.........................    25,692       25,568
                                                               -------      -------
CHANGES IN PLAN ASSETS:
  Fair value of plan assets at beginning of year............    24,500       23,007
  Actual return on plan assets..............................       825        2,698
  Employer contribution.....................................       390           --
  Benefits and expenses paid................................    (1,260)      (1,205)
                                                               -------      -------
  Fair value of plan assets at end of year..................    24,455       24,500
                                                               -------      -------
  Funded status.............................................    (1,237)      (1,068)
  Unrecognized net actuarial loss (gain)....................       (64)        (625)
                                                               -------      -------
  Net amount recognized.....................................   $(1,301)     $(1,693)
                                                               =======      =======
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
  CONSIST OF:
  Accrued benefit liability.................................   $(1,301)     $(1,693)
                                                               =======      =======

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost..........................................  $   308   $   364   $   349
  Interest cost.........................................    1,761     1,638     1,646
  Recognized actuarial (gain) loss......................      (56)       --        --
  Expected return on plan assets........................   (2,104)   (1,863)   (1,682)
                                                          -------   -------   -------
          Net periodic benefit cost.....................  $   (91)  $   139   $   313
                                                          =======   =======   =======
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
  Discount rate.........................................     7.25%     7.00%     6.50%
  Expected return on plan assets........................     8.50%     8.50%     8.50%
  Rate of compensation increase.........................     4.50%     4.50%     4.50%

     The Company also has a nonqualified, unfunded capital accumulation plan for which it has purchased life insurance on the lives of the participants. A grantor trust is the sole owner and beneficiary of such policies. The

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

amount of coverage is designed to provide sufficient revenues to recover all costs of the plan if assumptions made as to mortality experience, policy earnings and other factors are realized.

     The following table sets forth the status of the non-qualified plans at December 31, 2000 and 1999, and the amounts recognized in the Company's consolidated balance sheets at that date and the net periodic pension costs related to the above plans for the years ended December 31, 2000, 1999 and 1998:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...................   $ 27,249     $ 24,506
  Interest cost.............................................      1,701        1,626
  Actuarial (gain) loss.....................................        (65)       2,436
  Benefits paid or extinguished in bankruptcy...............     (4,357)      (1,319)
                                                               --------     --------
  Benefits obligation at end of year........................     24,528       27,249
                                                               --------     --------
CHANGES IN PLAN ASSETS:
  Fair value of plan assets at beginning of year............         --           --
  Employer contribution.....................................      1,145        1,319
  Benefits paid.............................................     (1,145)      (1,319)
                                                               --------     --------
  Fair value of plan assets at end of year..................         --           --
                                                               --------     --------
Funded status...............................................    (24,528)     (27,249)
Unrecognized net actuarial loss.............................      1,367        2,215
                                                               --------     --------
          Net amount recognized.............................   $(23,161)    $(25,034)
                                                               ========     ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
  CONSIST OF:
  Accrued benefit liability.................................   $(24,528)    $(27,249)
  Minimum liability adjustment..............................      1,367        2,215
                                                               --------     --------
          Net amount recognized.............................   $(23,161)    $(25,034)
                                                               ========     ========

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
COMPONENTS OF NET PERIODIC BENEFIT COST:
  Interest cost............................................  $1,701   $1,626   $1,618
  Amortization of unrecognized net loss....................      --      248      150
                                                             ------   ------   ------
          Net periodic benefit cost........................  $1,701   $1,874   $1,768
                                                             ======   ======   ======
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
  Discount rate............................................    7.25%    7.00%    6.50%

     At December 31, 1999, $3.2 million of the benefit obligation was reflected in the balance sheet as "liabilities subject to compromise." During the year ended December 31, 2000, this liability was satisfied by the payment of cash or stock in connection with the Reorganization Cases.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Subsequent to the Merger through December 31, 1999, employees of the Company not covered by a collective bargaining agreement also participated in a defined benefit pension plan sponsored by Koch Industries. The Company was charged a percentage of eligible employees' compensation. The percentage was 4.9% in 1999 and 1998 and the total cost to the Company approximated $4.0 million and $2.3 million for the year ended December 31, 1999 and for the period June 1 to December 31, 1998, respectively. The percentage was based primarily on years of service and compensation rates near retirement.

     Prior to the Effective Date, the Company had a nonqualified, unfunded supplemental executive retirement plan for executives whose benefits under a prior salaried retirement plan sponsored by a former owner were reduced because of compensation under deferral elections or limitations under federal tax laws. All benefit accruals under the supplemental employee retirement plan ceased subsequent to August 31, 1993. The Company had retained sponsorship of this plan, as well as the responsibility for all benefit payments thereunder. The liability associated with the plan at December 31, 1999 has been designated as a "liability subject to compromise" and the plan was terminated in connection with the confirmation of the Plan.

12.  TRANSACTIONS WITH AFFILIATES

     In connection with the Merger, the Company entered into an exclusive commodity purchasing agreement with Koch Agriculture, whereby its Nutrient Services Division supplied the Company with all of its requirements for feed ingredients commencing May 1, 1998. The cost of the ingredients to the Company for the period May 1, 1998 through October 28, 1999 was equal to the spot market price less a discount of $3.50 per ton. As part of a Transition Services Agreement, effective October 29, 1999, for a period of 120 days, Koch Agriculture agreed to continue purchasing ingredients for the Company at a cost equal to the spot market price without discount. Furthermore, the parties agreed to continue in good faith with the orderly transition of the commodity purchasing function to the Company. As of January 1, 2000, substantially all commodity purchasing was again being done by the Company.

     For the six month period ended June 30, 2000 and the years ended December 31, 1999 and 1998, the Company purchased $15.4 million, $449.5 million and $395.7 million, respectively, in commodities from Koch Agriculture's Nutrient Services Division. In the ordinary course of business, the Company also contracted with Koch Industries for various administrative and support services. For the six months ended June 30, 2000 and the years ended December 31, 1999 and 1998 the total fees paid in connection with such services amounted to $0.4 million, $3.5 million and $2.5 million, respectively. In the opinion of management, such fees were reasonable.

     Under the Transition Services Agreement, Koch Industries and Koch Agriculture continued to provide, on terms substantially similar to the terms existing prior to the execution of the agreement, payroll processing and administration of employee benefit programs, access to certain information technology systems, availability of certain insurance programs and certain additional administrative support services. Also, in December 1999, Koch Industries and Koch Agriculture entered into a Supplemental Transition Agreement. Under this agreement the Koch entities agreed to assist in the transition of certain employee benefit and commodity purchasing functions, agreed to continue providing certain retiree benefits and agreed to transfer various files, contracts and licenses to the Company. Pursuant to the plan, as consideration therefore, the Company paid Koch Industries $1.6 million on June 29, 2000.

     At December 31, 1999, accounts payable -- affiliate, net consists of noninterest-bearing current accounts payable to Koch Industries for administrative and support services and accounts payable to Koch Agriculture for commodity purchases. The total amount due for administrative and support services including payroll and related costs amounted to $0.1 million and the total amount due for purchases of commodities amounted to

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$30.8 million at December 31, 1999. Of the total amount due for purchases of commodities, $30.2 million of pre-petition liabilities have been designated as "liabilities subject to compromise" in the financial statements.

13.  CONCENTRATION OF CREDIT RISK AND LOAN GUARANTEES

  CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Substantially all of the Company's sales are to companies or individuals in agriculture-related businesses. The Company has outstanding trade receivables, loans and loan guarantees relating to customers in agriculture-related businesses.

  LOAN GUARANTEES

     Loan guarantees are made to banks to assist the Company's customers in obtaining bank loans and lines of credit for working capital and additions to property, plant and equipment. The guarantee arrangements essentially have the same credit risk as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral (e.g., farm animals, property, personal guarantees) is usually obtained based on management's assessment of the specific customer's credit risk. The Company had guarantees of approximately $3.1 million and $6.3 million at December 31, 2000 and 1999, respectively, under these types of arrangements. A loss reserve of $1.0 million, recorded in 1998, has been established for the above guarantees outstanding at December 31, 2000. The maturity dates of these guarantees extend through 2007 with the majority of the guarantees maturing prior to 2004.

     The Company had provided a guarantee of up to $11.5 million to an entity formed in 1995 to provide funding for the growth, consolidation and expansion of the Company's network of independently owned dealers and producers. The Company recorded a loss reserve for the entire amount of the guarantee in 1998. At December 31, 1999, the Company had funded $6.7 million on the guarantee and issued a letter of credit for $3.3 million to secure a portion of the unfunded guarantee. On July 21, 2000 the Company reached a global settlement agreement which provided that the Company fund another $1.6 million of the guarantee, the $3.3 million letter of credit was cancelled and the Company has been relieved of any other further obligations to this entity.

  SWINE PURCHASE COMMITMENTS AND SWINE OPERATIONS

     To capitalize on the consolidation of the hog industry, the Company implemented a strategy in 1997 that was expected to result in control over the feeding of approximately six million market hogs over four years. The program provides a source of high quality weanlings and feeder pigs ("feeders") to independent hog producers and gains the related feed business for the Company. Under this program, at December 31, 2000, the Company has future net purchase commitments, subject to the counterparties' ability to perform, to acquire 0.1 million feeders over the next eight years. Approximately 8% of these commitments are at fixed prices whereas the other 92% vary based on current or published futures prices. The net purchase commitment of 0.1 million feeders represents gross commitments during the period for the Company to purchase approximately
3.4 million feeders less 3.3 million feeders which are under contract to be sold to third parties.

     Based on published market prices at December 31, 2000, the Company's net commitment to purchase the 0.1 million feeders totals approximately $3.9 million. This is a decrease of $13.1 million from such amount at December 31, 1999. Upon receipt of the feeders the Company can either sell them at current market prices, feed the pigs at Company leased facilities, or contract with independent producers to feed the pigs.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Additionally, the Company has direct ownership of several hog operations which are expected to produce an additional 1.0 million feeders over the next eight years. As hog producers experience volatile market prices for their end products, the Company has significant exposure relating to its feeder pig program, direct hog ownership and joint venture interests in hog operations. At December 31, 2000 and 1999, the Company had $6.2 million and $8.6 million, respectively, in hog inventory.

     For the years ended December 31, 2000 and 1999, the Company recorded a loss of $6.4 million and $16.2 million, respectively, on all swine operations. Depending on the future market price for both feeders and market hogs, any or all of the options available to the Company could have significant adverse impacts on net income (loss), cash flows and liquidity.

14.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     The Company rents certain transportation vehicles, warehouses and operating facilities under various operating leases, many of which contain renewal or purchase options. Rent expense was $4.2 million, $3.3 million, $6.0 million and $3.1 million for the six month periods ended December 31, 2000 and June 30, 2000, the year ended December 31, 1999 and the period March 13, 1998 to December 31, 1998, respectively.

     Future minimum lease payments for all non-cancelable operating leases having a remaining term in excess of one year consist of the following at December 31, 2000:

                                                                 OPERATING
                                                                   LEASES
                                                               --------------
                                                               (IN THOUSANDS)
2001........................................................      $ 6,332
2002........................................................        4,090
2003........................................................        2,351
2004........................................................        1,797
2005........................................................        1,741
Thereafter..................................................        3,078
                                                                  -------
          Total minimum lease payments......................      $19,389
                                                                  =======

  LITIGATION

     The Company, in the ordinary course of business, is engaged in various litigation and other proceedings principally relating to product claims. The ultimate liability with respect to such litigation and proceedings cannot be determined at this time. The Company is of the opinion that the aggregate amount of any such liabilities will not have a material impact on its financial position or results of operations. Included in "liabilities subject to compromise" is the estimated exposure for pre-petition claims.

                               PURINA MILLS, INC.
                       (FORMERLY PM HOLDINGS CORPORATION)
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows:

                                                           PROVISION
                                                            CHARGED     WRITE-OFFS
                                               BEGINNING   (CREDITED)      LESS      ENDING
                                                BALANCE    TO EXPENSE   RECOVERIES   BALANCE
                                               ---------   ----------   ----------   -------
                                                              (IN THOUSANDS)
Year Ended December 31, 1999.................    9,044        5,742        (947)     15,733
Six Months Ended June 30, 2000...............   15,733         (231)      2,125      13,377
Six Months Ended December 31, 2000...........   13,377       (2,233)      3,754       7,390

16.  SUBSEQUENT EVENTS

     On January 17, 2001, Purina voluntarily initiated a limited product recall at the Company's Gonzales, Texas plant. The recall involved one animal feed product that was manufactured at the Company's plant and shipped to one customer. Purina's quality assurance program detected the product formulation variance in the handling of the animal feed ingredient, ruminant meat and bone meal, which is not permitted in feed intended for ruminant animals. The 1,222 cattle which were fed the product have been purchased by Purina and will be used for non-human food purposes in order to attempt to ensure that the meat will not enter the human food supply. The Company estimates that its total costs including the costs to remove and dispose of all ruminant meat and bone meal at all its plants, before insurance recoveries, will approximate $1.5 to $3.5 million.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Agriliance, LLC:

     We have audited the accompanying consolidated balance sheet of Agriliance, LLC and subsidiaries as of August 31, 2001, and the related consolidated statements of operations, cash flows and members' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agriliance, LLC and subsidiaries as of August 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

November 29, 2001

                                AGRILIANCE, LLC

                           CONSOLIDATED BALANCE SHEET

                                                                 AUGUST 31,
                                                                    2001
                                                              ----------------
                                                              ($ IN THOUSANDS)
                                    ASSETS
Current assets:
  Trade receivables, net of allowance for bad debts of
     $14,002................................................     $  275,322
  Rebates receivable........................................        118,976
  Other receivables.........................................         42,338
  Inventories...............................................        489,726
  Vendor prepayments........................................         23,650
  Prepaid expenses..........................................          3,564
                                                                 ----------
          Total current assets..............................        953,576
Property, plant and equipment:
  Land and land improvements................................         19,159
  Buildings.................................................         65,837
  Machinery and equipment...................................         99,255
  Construction in progress..................................          2,351
                                                                 ----------
     Total property, plant and equipment....................        186,602
  Less accumulated depreciation.............................        (51,922)
                                                                 ----------
     Net property, plant and equipment......................        134,680
Other assets................................................         23,427
                                                                 ----------
          Total assets......................................     $1,111,683
                                                                 ==========
                        LIABILITIES & MEMBERS' EQUITY
Current liabilities:
  Cash overdraft............................................     $   32,727
  Short-term debt...........................................         87,000
  Current portion of long-term debt.........................         15,000
  Accounts payable..........................................        507,686
  Customer prepayments......................................         47,361
  Accrued expenses..........................................         70,017
  Payable to Land O'Lakes, Inc. ............................         11,730
  Payable to CHS Cooperatives...............................          9,412
  Payable to Farmland Industries, Inc. .....................         40,523
  Other current liabilities.................................          9,787
                                                                 ----------
          Total current liabilities.........................        831,243
Long-term debt..............................................        100,000
Other noncurrent liabilities................................         10,964
Members' equity:
  Contributed capital.......................................        159,089
  Retained earnings.........................................         10,387
                                                                 ----------
                                                                    169,476
                                                                 ----------
Total liabilities & members' equity.........................     $1,111,683
                                                                 ==========

          See accompanying notes to consolidated financial statements.

                                AGRILIANCE, LLC

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  YEAR-ENDED
                                                               AUGUST 31, 2001
                                                               ----------------
                                                               ($ IN THOUSANDS)
Net sales...................................................      $4,072,248
Cost of sales...............................................       3,696,350
                                                                  ----------
          Gross profit......................................         375,898
Selling, general, and administrative expense................         310,655
Asset impairment charge.....................................          14,820
                                                                  ----------
          Earnings from operations..........................          50,423
Interest expense, net.......................................          28,462
Gain on sale of assets......................................          (3,092)
                                                                  ----------
          Net earnings......................................      $   25,053
                                                                  ==========

          See accompanying notes to consolidated financial statements.

                                AGRILIANCE, LLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED
                                                               AUGUST 31, 2001
                                                               ----------------
                                                               ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................      $  25,053
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................         38,319
     Gain on disposal of property, plant and equipment......         (3,092)
     Asset impairment charge................................         14,820
     Increase in other non-current assets...................         (3,288)
     Increase in other non-current liabilities..............            113
  Changes in current assets and liabilities:
     Trade receivables......................................        188,198
     Receivables/payables from related parties..............         43,174
     Rebates receivable.....................................        (12,160)
     Other receivables......................................          4,986
     Inventories............................................         87,482
     Vendor prepayments.....................................         82,757
     Accounts payable.......................................       (276,001)
     Accrued expenses.......................................         10,383
     Other current assets and liabilities...................        (68,706)
                                                                  ---------
  Net cash provided by operating activities.................        132,038
                                                                  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................        (23,870)
  Proceeds from sale of property, plant and equipment.......         22,044
                                                                  ---------
  Net cash used by investing activities.....................         (1,826)
                                                                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) short-term debt...............        (88,000)
  Payments on long-term debt................................        (35,000)
  Increase (decrease) in cash overdraft.....................         (7,212)
                                                                  ---------
  Net cash used by financing activities.....................       (130,212)
                                                                  ---------
  Net change in cash and cash equivalents...................             --
Cash and cash equivalents at beginning of period............             --
                                                                  ---------
Cash and cash equivalents at end of period..................      $      --
                                                                  =========

          See accompanying notes to consolidated financial statements.

                                AGRILIANCE, LLC

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

                                                               FOR THE YEAR ENDED AUGUST 31, 2001
                                                              ------------------------------------
                                                                                           TOTAL
                                                              CONTRIBUTED    RETAINED    MEMBERS'
                                                                CAPITAL      EARNINGS     EQUITY
                                                              ------------   ---------   ---------
                                                                        ($ IN THOUSANDS)
BALANCE AT AUGUST 31, 2000..................................    $159,089     $  4,344    $163,433
Net earnings................................................          --       25,053      25,053
Distributions payable to members............................          --      (19,010)    (19,010)
                                                                --------     --------    --------
BALANCE AT AUGUST 31, 2001..................................    $159,089     $ 10,387    $169,476
                                                                ========     ========    ========

          See accompanying notes to consolidated financial statements.

                                AGRILIANCE, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A. ORGANIZATION

     Agriliance, LLC ("Agriliance" or "the Company") was established on January 1, 2000. Agriliance consists of the agronomy marketing operations of three major food marketing and agricultural supply cooperatives: Land O'Lakes, Inc. (50% ownership); CHS Cooperatives (25% ownership); and Farmland Industries, Inc. (25% ownership) (the "members").

     For the period from January 1, 2000 to July 29, 2000 (the date at which the Company established its own financing facilities), the Company's earnings were allocated to the members under an interim profit sharing agreement. Profits and losses of the Company subsequent to July 29, 2000 are allocated to members in proportion to their percentage ownership interests. The liability of each member is limited to each member's respective capital account balance.

     The initial capital contributions made by the members to the Company consisted primarily of property, plant and equipment from all the members, and the entire operations of Agro Distribution LLC from Land O'Lakes, Inc. and CHS Cooperatives. All contributions have been valued at the net book values of the members. In addition, on July 29, 2000, the Company purchased its working capital from the respective members.

  B. STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, with intercompany transactions eliminated.

  C. REVENUE RECOGNITION

     Revenue is recognized as it is earned, which generally occurs when fertilizer, chemical, and agricultural products are delivered or services are provided.

  D. INCOME TAXES

     The Company's taxable operations pass directly to the joint venture owners under the LLC organization. As a result, no provision for income taxes is provided in the accompanying consolidated statement of operations.

  E. INVENTORIES

     Inventories are stated primarily at the lower of cost or market. Cost is determined on a first-in, first-out or average-cost basis.

  F. REBATES RECEIVABLE

     Rebates receivable have been accrued based on contractual agreements combined with current sales and market data.

  G.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives (10 to 20 years for land improvements and buildings, and 3 to 5 years for machinery and equipment) of the respective assets in accordance with the straight-line method. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows may not be sufficient to support the carrying amount of an asset. The Company deems an asset to be

                                AGRILIANCE, LLC
impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

  H.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of all financial instruments to which the Company is a party. All financial instruments are carried at amounts that approximate estimated fair value.

  I.  ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  SHORT-TERM DEBT

     The Company has a $257 million revolving credit agreement with Chase Manhattan, which expires November 30, 2001, and is expected to be extended to November 29, 2002. Short-term debt is secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution. At August 31, 2001, $87 million was outstanding. Interest on borrowings under this revolving credit agreement was charged at 6.50% (Prime + .50%) at August 31, 2001.

3.  LONG-TERM DEBT

     The Company has a $150 million long-term credit agreement with Chase Manhattan, which expires June 28, 2004. Long-term debt is secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution. At August 31, 2001 $115 million was outstanding. Interest on borrowings under this long-term credit agreement was charged at 4.96% (LIBOR +1.25%) at August 31, 2001.

     Future maturities of long-term debt are as follows:

YEAR ENDING
AUGUST 31,
-----------                                                    ($ IN THOUSANDS)
2002........................................................       $15,000
2003........................................................            --
2004........................................................       100,000

     The loan agreement includes certain restrictive financial covenants. At August 31, 2001, the Company was in compliance with these covenants.

     Interest paid on short-term and long-term debt for the year ended August 31, 2001 totaled $31.5 million.

4.  RECEIVABLES PURCHASE FACILITY

     The Company has established a $200 million receivables purchase facility with CoBank. A wholly owned subsidiary, Agriliance SPV, Inc., has been established to purchase the receivables from Agriliance and transfer them to CoBank. Such transactions are structured as sales and, accordingly, the receivables transferred to CoBank are not reflected in the consolidated balance sheet. At August 31, 2001, $200 million

                                AGRILIANCE, LLC
was outstanding under this facility. The total accounts receivable sold during the year ended August 31, 2001 was $3,317 million.

5.  PENSION AND OTHER POSTRETIREMENT PLANS

                                                                AS OF AND FOR
                                                                THE YEAR ENDED
                                                               AUGUST 31, 2001
                                                               ----------------
                                                               ($ IN THOUSANDS)
Pension benefits:
  Total plan assets at fair value...........................       $ 43,352
  Total projected benefit obligation........................        (46,854)
                                                                   --------
          Funded status.....................................       $ (3,502)
                                                                   ========
Accrued pension cost recognized in the consolidated balance
  sheet.....................................................       $    400
Benefits cost...............................................          3,778
Employer contribution.......................................          2,013
Benefits paid...............................................            974
Discount rate...............................................           7.25%
Expected return on plan assets..............................           9.50%
Rate of compensation increase...............................           4.50%

     In addition to the defined benefit retirement plans, the Company has a supplemental executive retirement plan, which is an unfunded defined benefit plan. The actuarial present value of the projected benefit obligation totaled $1,932,000 at August 31, 2001.

     The Company also provides certain health care benefits for retired employees.

                                                               AS OF AND FOR
                                                               THE YEAR ENDED
                                                              AUGUST 31, 2001
                                                              ----------------
                                                              ($ IN THOUSANDS)
Other postretirement benefits:
  Total plan assets at fair value...........................      $    --
  Total projected benefit of obligations....................       (5,379)
                                                                  -------
          Funded status.....................................      $(5,379)
                                                                  =======
Accrued benefit cost recognized in the consolidated balance
  sheet.....................................................      $(3,491)
Benefits cost...............................................          555
Benefits paid...............................................          140
Discount rate...............................................         7.25%

     For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed.

                                AGRILIANCE, LLC

6.  RELATED PARTY TRANSACTIONS

     Land O'Lakes, Inc., CHS Cooperatives, and Farmland Industries, Inc. charged the Company for accounting, legal, risk management, building, advertising, and certain employee benefit and other employee-related expenses. Total purchased services were:

                                                                  YEAR ENDED
                                                               AUGUST 31, 2001
                                                               ----------------
                                                               ($ IN THOUSANDS)
Land O'Lakes, Inc. .........................................        $8,091
CHS Cooperatives............................................         3,903
Farmland Industries, Inc. ..................................         1,520

     The Company made the following sales to related parties:

                                                                  YEAR ENDED
                                                               AUGUST 31, 2001
                                                               ----------------
                                                               ($ IN THOUSANDS)
Land O'Lakes, Inc. .........................................       $  2,102
CHS Cooperatives............................................        139,188
Farmland Industries, Inc. ..................................          8,128

     During the year ended August 31, 2001, the Company made product purchases from Farmland Industries, Inc. totaling $697,916,000.

     In addition, during the year ended August 31, 2001, the Company made product purchases from CF Industries, Inc. (Land O'Lakes, Inc. and CHS Cooperatives hold a combined 54.5% interest in CF Industries, Inc.) totaling $609,245,000.

7.  LEASE COMMITMENTS

     The future minimum lease commitments under noncancellable operating leases are as follows:

YEAR ENDING
AUGUST 31,
-----------                                                    ($ IN THOUSANDS)
2002........................................................        $7,289
2003........................................................         5,092
2004........................................................         2,364
2005........................................................           580
2006 and thereafter.........................................           193

     Rent expense for the year ended August 31, 2001 was $21,409,000.

8.  ASSET IMPAIRMENT CHARGE

     During the year ended August 31, 2001, as a result of difficult economic conditions, an impairment charge of $14,820,000 was recorded to write down certain retail facility assets of Agro Distribution LLC to their estimated fair value.

9.  CONTINGENCIES

  A. ENVIRONMENTAL

     The Company is required to comply with various environmental laws and regulations incident to its normal business operations. The Company has reserved for future costs of remediation of identified issues.

                                AGRILIANCE, LLC

Additional costs for losses which may be identified in the future cannot be presently determined; however, management does not believe any such issues would materially affect the financial position of the Company.

  B. GENERAL

     Certain claims and lawsuits have been filed in the ordinary course of business. It is management's opinion that settlement of all litigation would not require payment of an amount which would be material to the financial position of the Company.

                            EXHIBIT INDEX

EXHIBIT                     DESCRIPTION
--------------------------------------------------------------------------------
      3.1         Restated Articles of Incorporation of Land O'Lakes, Inc., as
                  amended, August 1998. (1)

      3.2         By-Laws of Land O'Lakes Inc., as amended, December 2000. (1)

      4.1 Credit Agreement among Land O'Lakes, Inc., the Lenders party thereto and The Chase Manhattan Bank, dated as of October 11,
                  2001. (1)

      4.2 First Amendment dated November 6, 2001 to the Credit Agreement dated October 11, 2001. (1)

      4.3         Second Amendment dated February 15, 2002 to the Credit
                  Agreement dated October 11, 2001. (1)

      4.4         Guarantee and Collateral Agreement among Land O'Lakes, Inc.
                  and certain of its subsidiaries and The Chase Manhattan Bank, dated as of October 11, 2001. (1)

      4.5         Indenture dated as of November 14, 2001, among Land O'Lakes,
                  Inc. and certain of its subsidiaries, and U.S. Bank, including
                  Form of 8 3/4% Senior Notes due 2011 and Form of 8 3/4% Senior
                  Notes due 2011. (1)

      4.6 Registration Rights Agreement dated November 14, 2001 by and among Land O'Lakes, Inc. and certain of its subsidiaries, J.P.
                  Morgan Securities Inc., SPP Capital Partners, LLC, SunTrust
                  Robinson Capital Markets, Inc., Tokyo-Mitsubishi International plc and U.S. Bancorp Piper Jaffray, Inc. (1)

      4.7 Purchase Agreement by and between Land O'Lakes, Inc., and certain of its subsidiaries, J.P. Morgan Securities Inc., SPP
                  Capital Partners, LLC, SunTrust Robinson Capital Markets,
                  Inc., Tokyo-Mitsubishi International plc and U.S. Bancorp
                  Piper Jaffray, Inc., dated as of November 8, 2001. (1)

      4.8         Form of Old Note (included in Exhibit 4.5). (1)

      4.9         Form of New Note (included in Exhibit 4.5). (1)

      10.1        Amended and Restated Five Year Credit Agreement dated as of
                  October 11, 2001 among Land O'Lakes, Inc., The Chase Manhattan
                  Bank, CoBank, ACB, and the Lenders party thereto. (1)

      10.2        First Amendment dated November 6, 2001 to the Amended and
                  Restated Five-Year Credit Agreement dated October 11, 2001.
                  (1)

      10.3        Second Amendment dated February 15, 2002 to the Amended and
                  Restated Five-Year Credit Agreement dated October 11, 2001.
                  (1)

      10.4        Joint Venture Agreement by and between Farmland Industries,
                  Inc. and Land O'Lakes, Inc. dated as of July 18, 2000. (1)

      10.5        Operating Agreement of Agriliance LLC among United Country
                  Brands, LLC, Cenex Harvest States Cooperatives, Farmland
                  Industries, Inc. and Land O'Lakes, Inc. dated as of January 4,
                  2000. (1)

      10.6        Joint Venture Agreement among Cenex Harvest States
                  Cooperatives, Farmland Industries, Inc. and Land O'Lakes Inc.
                  dated as of January 1, 2000. (1)

      10.7        Operating Lease between Arden Hills Associates and Land
                  O'Lakes, Inc. dated as of May 31, 1980. (1)

      10.8        Ground Lease between Land O'Lakes, Inc. and Arden Hills
                  Associates dated as of May 31, 1980. (1)

      10.9        License Agreement among Ralston Purina Company, Purina Mills,
                  Inc. and BP Nutrition Limited dated as of October 1, 1986. (1)

      10.10       License Agreement between Land O'Lakes, Inc. and Land O'Lakes
                  Farmland Feed LLC dated September 25, 2000. (1)

      10.11       Trademark License Agreement by and between Land O'Lakes, Inc.
                  and Dean Foods dated as of July 10, 2000. (1)

      10.12       Asset Purchase Agreement between Land O'Lakes, Inc. and Dean
                  Foods dated as of May 30, 2000. (1)

      10.13 Agreement and Plan of Merger, dated as of June 17, 2001, by and among Purina Mills, Inc., Land O'Lakes, Inc., LOL Holdings
                  II, Inc. and LOL Holdings III, Inc. (1)

      10.14 Management Services Agreement, dated September 1, 2000, by and between Land O'Lakes and Land O'Lakes Farmland Feed LLC. (1)

      #10.15      Employment Agreement between John Prince and Land O'Lakes,
                  Inc. dated August 19, 1998. (1)

      #10.16 Amendment dated February 4, 2002 to Employment Agreement between John Prince and Land O'Lakes, Inc. (1)

      10.17 Purchase and Sale Agreement dated as of December 18, 2001, among Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC,
                  Purina Mills, LLC and LOL Farmland Feed SPV, LLC. (1)

EXHIBIT                     DESCRIPTION
--------------------------------------------------------------------------------
      10.18       Receivables Purchase Agreement dated as of December 18, 2001, among Land O'Lakes Farmland Feed LLC, LOL Farmland Feed SPV,
                  LLC, and CoBank, ACB. (1)

      #10.19      Executive Annual Variable Compensation Plan of Land O'Lakes.
                  (1)

      #10.20      Land O'Lakes Long Term Incentive Plan. (1)

      #10.21      Land O'Lakes Non-Qualified Deferred Compensation Plan. (1)

      #10.22      Land O'Lakes Non-Qualified Executive Excess Benefit Plan (IRS
                  Limits). (1)

      #10.23      Land O'Lakes Non-Qualified Executive Excess Benefit Plan (1989
                  Formula). (1)

      #10.24      Land O'Lakes Non-Qualified Executive Excess Benefit Savings
                  Plan. (1)

      #10.25      California Cooperative Value Incentive Plan of Land O'Lakes. *

      21          Subsidiaries of the Registrant (1)


(1)   Incorporated by reference to the identical exhibit to the Registrant's
      Registration Statement on Form S-4 filed March 18, 2002.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

*     Filed electronically herewith