Form 10-Q
period 2002-03-31
LAND O LAKES INC
filed 2002-05-15
CIK 1032562

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 *

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSION PERIOD FROM _____ TO _____.
                        COMISSION FILE NUMBER 333-84486


                               LAND O'LAKES, INC.
             (Exact name of Registrant as specified in its charter)


            MINNESOTA                                     41-0365145
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                       Identification No.)


                           4001 LEXINGTON AVENUE NORTH
                          ARDEN HILLS, MINNESOTA 55126
              (Address of principal executive offices and zip code)


                                 (651) 481-2222
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes        No   X
    -----     ------


The number of shares of the registrant's common stock outstanding as of April 30, 2002: 1,163 shares of Class A common stock, 5,978 shares of Class B common stock, 200 shares of Class C common stock, and 1,412 shares of Class D common stock.

* Although Land O'Lakes is not currently required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 to file this quarterly report, we are voluntarily filing this quarterly report on Form 10-Q.

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
 ITEM I. FINANCIAL STATEMENTS                                                                                     3
 LAND O'LAKES, INC.
 Financial Statements (unaudited) for the three months ended March 31, 2002 and 2001
 Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001...................................        3
 Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001.................        4
 Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001.................        5
 Notes to Consolidated Financial Statements...............................................................        6
 LAND O'LAKES FARMLAND FEED LLC
 Financial Statements (unaudited) for the three months ended March 31, 2002  and 2001
 Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001...................................       17
 Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001.................       18
 Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001.................       19
 Notes to Consolidated Financial Statements...............................................................       20

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........       24

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................       46

 PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS...............................................................................       47

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................       48

 SIGNATURES...............................................................................................       49


ITEM 1. FINANCIAL STATEMENTS

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                      MARCH 31,    DECEMBER 31,
                                                                        2002           2001
                                                                    -------------  ------------
                                                                         ($ IN THOUSANDS)
                                                                            (UNAUDITED)
                                             ASSETS
 Current assets:
   Cash and short-term investments.............................    $      13,801  $     130,169
   Receivables, net............................................          542,729        574,011
   Inventories.................................................          493,654        450,774
   Prepaid expenses............................................          109,528        185,490
   Other current assets........................................           26,691         27,038
                                                                   -------------  -------------
           Total current assets................................        1,186,403      1,367,482
 Investments...................................................          550,872        568,130
 Property, plant and equipment, net............................          660,393        675,277
 Goodwill, net.................................................          253,955        255,027
 Other intangibles, net........................................          103,123        108,987
 Other assets..................................................          123,594        116,475
                                                                   -------------  -------------
           Total assets........................................    $   2,878,340  $   3,091,378
                                                                   =============  =============

                                    LIABILITIES AND EQUITIES
 Current liabilities:
   Notes and short-term obligations............................    $      33,712  $      33,971
   Current portion of long-term debt...........................           57,681         19,546
   Accounts payable............................................          479,920        652,309
   Accrued expenses............................................          168,809        187,569
   Patronage refunds payable...................................           14,544         28,900
                                                                   -------------  -------------
           Total current liabilities...........................          754,666        922,295
 Long-term debt................................................        1,108,186      1,147,465
 Employee benefits and other liabilities.......................           82,706         82,801
 Deferred tax liabilities......................................           42,198         42,495
 Minority interests............................................           60,386         59,806
 Equities:
   Capital stock...............................................            2,292          2,305
   Member equities.............................................          799,668        805,860
   Retained earnings...........................................           28,238         28,351
                                                                   -------------  -------------
           Total equities......................................          830,198        836,516
                                                                   -------------  -------------
 Commitments and contingencies
 Total liabilities and equities................................    $   2,878,340  $   3,091,378
                                                                   =============  =============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         -----------------------------
                                                              2002           2001
                                                         -------------- --------------
                                                               ($ IN THOUSANDS)
                                                                   (UNAUDITED)
Net sales............................................     $  1,524,196   $  1,375,727
Cost of sales........................................        1,376,317      1,260,615
                                                          ------------   ------------
Gross profit.........................................          147,879        115,112
Selling and administration...........................          127,425         92,626
Restructuring and impairment charges (reversals).....            3,435           (966)
                                                          ------------   ------------
Earnings from operations.............................           17,019         23,452
Interest expense, net................................           17,547         11,752
Gain on sale of intangibles..........................           (4,184)            --
Equity in loss of affiliated companies...............            9,861             79
Minority interest in earnings of subsidiaries........              934          1,590
                                                          ------------   ------------
(Loss) earnings before income taxes..................           (7,139)        10,031
Income tax benefit...................................           (6,163)        (3,012)
                                                          ------------   ------------
Net (loss) earnings..................................     $       (976)  $     13,043
                                                          ============   ============
Applied to:
  Member equities
     Allocated patronage refunds.....................     $     11,574   $     13,104
     Deferred equities...............................          (12,086)        (1,314)
                                                          ------------   ------------
                                                                  (512)        11,790
  Retained earnings..................................             (464)         1,253
                                                          ------------   ------------
                                                          $       (976)  $     13,043
                                                          ============   ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                     ------------------------
                                                                         2002          2001
                                                                     ------------  ----------
                                                                          ($ IN THOUSANDS)
                                                                             (UNAUDITED)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings...........................................    $       (976) $    13,043
   Adjustments to reconcile net earnings to net cash used by
      operating activities:
      Depreciation and amortization..............................          27,504       21,267
      Bad debt expense...........................................             253          692
      Proceeds from patronage revolvement received...............             127          318
      Non-cash patronage income..................................            (923)        (625)
      Increase in other assets...................................            (824)      (1,175)
      Increase in other liabilities..............................          (1,208)         (49)
      Restructuring and impairment charges (reversals)...........           3,435         (966)
      Equity in loss of affiliated companies.....................           9,861           79
      Minority interests.........................................             934        1,590
      Other......................................................          (4,943)        (413)
   Changes in current assets and liabilities, net of
      acquisitions and divestitures:
      Receivables................................................          22,255      (60,356)
      Inventories................................................         (42,880)     (42,227)
      Other current assets.......................................          77,987      108,038
      Accounts payable...........................................        (172,389)     (62,299)
      Accrued expenses...........................................         (22,197)     (47,340)
                                                                     ------------  -----------
   Net cash used by operating activities.........................        (103,984)     (70,423)
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment....................         (17,674)     (18,302)
   Acquisitions, net of cash acquired............................              --      (13,300)
   Payments for investments......................................          (3,595)     (15,832)
   Proceeds from sale of investments.............................          21,009        1,623
   Proceeds from sale of property, plant and equipment...........           6,622          806
   Other.........................................................           3,121         (216)
                                                                     ------------  -----------
   Net cash provided (used) by investing activities..............           9,483      (45,221)
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term debt...................................          37,877      136,526
   Proceeds from issuance of long-term debt......................           1,688       24,575
   Payments on principal of long-term debt.......................         (41,734)     (24,124)
   Payments for redemption for member equities...................         (20,060)     (25,321)
   Other.........................................................             362           (6)
                                                                     ------------  -----------
   Net cash (used) provided by financing activities..............         (21,867)     111,650
                                                                     ------------  -----------
   Net decrease in cash..........................................        (116,368)      (3,994)
 Cash and cash equivalents at beginning of period................         130,169        3,994
                                                                     ------------  -----------
 Cash and cash equivalents at end of period......................    $     13,801  $        --
                                                                     ============  ===========
 Supplemental Disclosure of Cash Flow Information:
   Cash paid during period for:
      Interest, net of interest capitalized......................    $     16,924  $    16,075
      Income taxes paid (refunded)...............................    $     (7,080) $    18,097

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements reflect, in the opinion of the management of Land O'Lakes, Inc. (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For furthur information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2001 included in our Annual Report on Form 10-K. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company has adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, the Company will perform step one of the impairment testing of goodwill for the balances as of January 1, 2002 by June 30, 2002. The Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, the Company is no longer amortizing goodwill, except for goodwill related to the acquisition of cooperatives and the formation of joint ventures.

    The following table presents a reconciliation of net earnings adjusted for the exclusion of amortization of goodwill no longer required to be amortized, net of income taxes:

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                      -----------------
                                                       2002       2001
                                                      ------   ---------

 Net (loss) earnings.............................     $ (976)  $  13,043
 Add back: Goodwill amortization, net of tax.....         --       1,210
                                                      ------   ---------
 Adjusted net (loss) earnings....................     $ (976)  $  14,253
                                                      ======   =========

2.  GOODWILL AND OTHER INTANGIBLE ASSETS

    A summary of intangible assets follows:

                                                       AS OF MARCH 31, 2002
                                                  -----------------------------
                                                  GROSS CARRYING    ACCUMULATED
                                                      AMOUNT       AMORTIZATION
                                                  --------------   ------------
 Amortized intangible assets
   Trademarks..................................      $   4,678      $   (1,718)
   Patents.....................................         16,373            (529)
   Agreements not to compete...................          7,243          (4,297)
   Other.......................................          9,957          (5,547)
                                                     ---------      ----------
   Total.......................................      $  38,251      $  (12,091)
                                                     =========      ==========
 Unamortized intangible assets
   Trademarks..................................      $  76,963
                                                     =========
 Aggregate amortization expense:
   For three months ended March 31, 2002.......      $   1,504
 Estimated amortization expense:
   For year ended December 31, 2002............      $   6,016
   For year ended December 31, 2003............          4,420
   For year ended December 31, 2004............          3,822
   For year ended December 31, 2005............          3,415
   For year ended December 31, 2006............          3,393

    The changes in the carrying amount of goodwill for the three months ended March 31, 2002, are as follows:


                                          DAIRY FOODS    FEED        SEED    SWINE   AGRONOMY      OTHER     TOTAL
                                          -----------    ----        ----    -----   --------      -----     -----

 Balance as of January 1, 2002.......     $ 40,285   $ 105,471   $ 19,696  $  701   $ 74,904   $ 13,970  $ 255,027
   Reallocation of purchase price ...           --       2,283      1,245      --         --         --      3,528
   Amortization expense.......                  --        (123)       (80)    (13)    (1,503)      (281)    (2,000)
   Goodwill written off related to
      sale of business unit....                 --      (2,600)        --      --         --         --     (2,600)
                                          --------   ---------   --------  ------   --------   --------  ---------
   Balance as of March 31, 2002           $ 40,285   $ 105,031   $ 20,861  $  688   $ 73,401   $ 13,689  $ 253,955
                                          ========   =========   ========  ======   ========   ========  =========

    The Company adopted Emerging Issues Task Force (EITF) No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," on January 1, 2002. EITF No. 00-25 deals with the accounting for consideration paid from a vendor (typically a manufacturer or distributor) to a retailer, including slotting fees, cooperative advertising arrangements and buy-downs. The guidance in EITF 00-25 generally requires that these incentives be classified as a reduction of sales. The impact of the adoption decreased sales and selling and administration expense for the three months ended March 31, 2002 and 2001 by $25.6 million and $21.8 million, respectively.

     The Company adopted SFAS No. 144 as of January 1, 2001 and has applied its provisions in these financial statements. The impact of the adoption did not have a material effect on the consolidated financial statements.

3.  RECEIVABLES

    A summary of receivables is as follows:


                                                           MARCH 31,   DECEMBER 31,
                                                             2002          2001
                                                         -----------  -------------
Trade accounts.......................................    $   277,651   $   287,229
Notes and contracts..................................         42,107        50,626
Notes from sale of trade receivables (see Note 4)....        175,134       192,403
Other................................................         70,509        66,707
                                                         -----------   -----------
Less allowance for doubtful accounts.................         22,672        22,954
                                                         -----------   -----------
Total receivables, net...............................    $   542,729   $   574,011
                                                         ===========   ===========

    A substantial portion of Land O'Lakes receivables is concentrated in the agricultural industry. Collections of these receivables may be dependent upon economic returns from farm crop and livestock production. The Company's credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.

4.  RECEIVABLES PURCHASE FACILITY

    In December 2001, the Company established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity (SPE) was established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheet. However, the Company retains credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At March 31, 2002, $75.8 million was outstanding under this facility and $24.2 million remained available. The total accounts receivable sold during the three months ended March 31, 2002 was $654.1 million.

5.  INVENTORIES

    A summary of inventories is as follows:

                           MARCH 31,   DECEMBER 31,
                             2002          2001
                         -----------  ------------
 Raw materials......     $    50,267   $    81,923
 Work in process....          36,998        37,423
 Finished goods.....         406,389       331,428
                         -----------   -----------
 Total inventories..     $   493,654   $   450,774
                         ===========   ===========

6.  INVESTMENTS

    A summary of investments is as follows:

                                                               MARCH 31,   DECEMBER 31,
                                                                 2002          2001
                                                             -----------  -------------
 CF Industries, Inc......................................    $   248,502   $   248,502
 Agriliance, LLC.........................................         74,840        84,030
 Ag Processing Inc.......................................         39,377        38,977
 MoArk LLC...............................................         47,743        47,593
 Advanced Food Products LLC..............................         26,037        27,487
 CoBank, ACB.............................................         21,799        21,549
 Melrose Dairy Proteins, LLC.............................         10,236         8,253
 PEC Mark II (Malta Cleyton).............................             --         7,681
 Universal Cooperatives..................................          6,196         6,196
 Prairie Farms Dairy, Inc................................          4,934         4,754
 Other -- principally cooperatives and joint ventures....         71,208        73,108
                                                             -----------   -----------
 Total investments.......................................    $   550,872   $   568,130
                                                             ===========   ===========

7.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment is as follows:

                                                   MARCH 31,    DECEMBER 31,
                                                      2002           2001
                                                 -------------  --------------
 Land and land improvements..................    $      51,918  $      51,818
 Buildings and building equipment............          295,603        311,499
 Machinery and equipment.....................          570,983        560,244
 Software....................................           33,000         38,438
 Construction in progress....................           67,218         56,769
                                                 -------------  -------------
 Total property, plant and equipment.........        1,018,722      1,018,768
 Less accumulated depreciation...............          358,329        343,491
                                                 -------------  -------------
 Total property, plant and equipment, net....    $     660,393  $     675,277
                                                 =============  =============

8.  RESTRUCTURING AND IMPAIRMENT CHARGES

    For the three months ended March 31, 2002, the Company recorded restructuring and impairment charges of $3.4 million in the feed segment. Of this amount, $2.6 million represented severance and outplacement costs for 136 employees at the Ft. Dodge, IA office facility and other plant facilities and $0.8 million represented a write down of certain plant assets to their estimated fair value. $2.6 million of the charges were accrued as of March 31, 2002. For the three months ended March 31, 2001, the Company recorded a reversal of $1.0 million for the sale of certain feed assets that had been written off in December 2000 and to reflect the decision to continue to operate a plant previously scheduled for shutdown.

9.  GAIN ON SALE OF INTANGIBLES

    For the three months ended March 31, 2002, the Company recorded a gain on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.

10.  DEBT OBLIGATIONS

    The weighted average interest rate on short-term borrowings and notes outstanding at March 31, 2002 and December 31, 2001 was 6.14% and 6.52%, respectively.

    As of March 31, 2002, interest rates on the Term A Loan, the Term B Loan, and the revolving credit facility were 4.25%, 5.25% and 4.24%, respectively.

11.  SEGMENT INFORMATION

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

    The animal feed segment consists primarily of a 92% ownership position in Land O'Lakes Farmland Feed LLC. Land O'Lakes Farmland Feed LLC develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives.

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


                                                  DAIRY FOODS     FEED       SEED        SWINE   AGRONOMY     OTHER   CONSOLIDATED
                                                  -----------     ----       ----        -----   --------     -----   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2002
  Net sales..............................          $731,128    $ 610,526  $ 155,703   $ 23,880   $     --   $  2,959   $1,524,196
  Cost of sales..........................           686,063      536,459    130,568     21,517         --      1,710    1,376,317
  Selling and administration.............            44,541       62,317     12,977      1,661      3,547      2,382      127,425
  Restructuring and impairment
    charges..............................                --        3,435         --         --         --         --        3,435
  Interest expense, net..................             4,358        8,029        973      1,385      2,087        715       17,547
  Gain on sale of intangibles............                --       (4,184)        --         --         --         --       (4,184)
  Equity in loss (earnings) of
    affiliated companies.................               530         (458)        96       (161)     9,806         48        9,861
  Minority interest in (loss) earnings
    of subsidiaries......................              (537)       1,399         --         --         --         72          934
                                                   --------    ---------  ---------   --------   --------   --------   ----------
  (Loss) earnings before income taxes              $ (3,827)   $   3,529  $  11,089   $   (522)  $(15,440)  $ (1,968)  $   (7,139)
                                                   ========    =========  =========   ========   ========   ========   ==========
FOR THE THREE MONTHS ENDED MARCH 31, 2001
  Net sales..............................          $756,352    $ 408,445  $ 181,818   $ 25,585   $     --   $  3,527   $1,375,727
  Cost of sales..........................           703,079      376,420    153,718     24,702          4      2,692    1,260,615
  Selling and administration.............            41,126       28,318     11,964      1,834      7,049      2,335       92,626
  Restructuring and impairment
    reversals............................                --         (966)        --         --         --         --         (966)
  Interest expense, net..................             4,924        1,137      2,357      1,656      1,552        126       11,752
  Equity in (earnings) loss of
    affiliated companies.................              (291)        (479)      (534)      (143)     3,544     (2,018)          79
  Minority interest in (loss) earnings
    of subsidiaries......................              (175)       1,772          1         --         --         (8)       1,590
                                                   --------    ---------  ---------   --------   --------   --------   ----------
  Earnings (loss) before income taxes....          $  7,689    $   2,243  $  14,312   $ (2,464)  $(12,149)       400   $   10,031
                                                   ========    =========  =========   ========   ========   ========   ==========

12.  CONSOLIDATING FINANCIAL INFORMATION

    The Company issued $350 million in senior notes which are guaranteed by the Company and certain of its wholly and majority owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

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

    The "Majority Owned Consolidated Guarantor" column in the following supplemental financial information represents Land O'Lakes Farmland Feed LLC (LOLFF), excluding certain majority owned non-guarantors of LOLFF.

                               LAND O'LAKES. INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002


                             LAND         CONSOLIDATED       MAJORITY
                          O'LAKES, INC.      WHOLLY            OWNED
                             PARENT           OWNED        CONSOLIDATED      NON-GUARANTOR
                             COMPANY       GUARANTORS        GUARANTOR       SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                          ------------  --------------- ------------------  --------------  --------------------------
                                                            ($ IN THOUSANDS)
                                                              (UNAUDITED)
                                                                 ASSETS
 Current assets:
   Cash and short-term
      investments.....     $     (911)      $   10,272        $  (6,168)       $  10,608     $       --    $   13,801
   Receivables, net...        532,524           31,821            97,625          51,285       (170,526)      542,729
   Inventories........        320,563           58,616           106,688           7,787             --       493,654
   Prepaid expenses...         98,344            3,587             6,581           1,016             --       109,528
   Other current
      assets..........         26,691               --                --              --             --        26,691
                           ----------       ----------        ----------       ---------     ----------    ----------
      Total current
        assets........        977,211          104,296           204,726          70,696       (170,526)    1,186,403
 Investments..........      1,050,496            3,596            30,588           1,597       (535,405)      550,872
 Property, plant and
   equipment, net.....        271,092           29,019           305,189          55,093             --       660,393
 Goodwill, net........        132,461           13,358           107,189             947             --       253,955
 Other intangibles....         (1,056)           2,360           101,490             329             --       103,123
 Other assets.........         60,492              449            27,221          47,160        (11,728)      123,594
                           ----------       ----------        ----------       ---------     ----------    ----------
      Total assets....     $2,490,696       $  153,078        $  776,403       $ 175,822     $ (717,659)   $2,878,340
                           ==========       ==========        ==========       =========     ==========    ==========

                                             LIABILITIES AND EQUITIES
 Current liabilities:
   Notes and short-term
      obligations.....     $       48       $    2,728        $   56,353       $  72,188     $  (97,605)   $   33,712
   Current portion of
      long-term debt..         57,734           72,398                17              59        (72,527)       57,681
   Accounts payable...        300,662           55,085           103,033          21,219            (79)      479,920
   Accrued expenses...        129,263            6,184            29,043           4,319             --       168,809
   Patronage refunds
      payable.........         14,544               --                --              --             --        14,544
                           ----------       ----------        ----------       ---------     ----------    ----------
      Total current
        liabilities...        502,251          136,395           188,446          97,785       (170,211)      754,666
 Long-term debt.......      1,087,215            9,802               384          22,828        (12,043)    1,108,186
 Employee benefits and
   other liabilities..         47,865                1            34,560             280             --        82,706
 Deferred tax
   liabilities........         41,640              551                --               7             --        42,198
 Minority interests...          6,663               --               792          13,335         39,596        60,386
 Equities:
   Capital stock......          2,292            1,084           505,039          58,311       (564,434)        2,292
   Member equities....        799,668               --                --              --             --       799,668
   Retained earnings..          3,102            5,245            47,182         (16,724)       (10,567)       28,238
                           ----------       ----------        ----------       ---------     ----------    ----------
      Total equities..        805,062            6,329           552,221          41,587       (575,001)      830,198
                           ----------       ----------        ----------       ---------     ----------    ----------
 Total liabilities and
   equities...........     $2,490,696       $  153,078        $  776,403       $ 175,822     $ (717,659)   $2,878,340
                           ==========       ==========        ==========       =========     ==========    ==========

                               LAND O'LAKES, INC.

                SUPPLEMENTAL CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                         LAND     CONSOLIDATED    MAJORITY
                                    O'LAKES, INC.    WHOLLY        OWNED
                                       PARENT         OWNED     CONSOLIDATED   NON-GUARANTOR
                                       COMPANY     GUARANTORS    GUARANTOR     SUBSIDIARIES    CONSOLIDATED
                                    ------------  ------------  -----------    ------------    ------------
                                                         ($ IN THOUSANDS)
                                                            (UNAUDITED)
 Net sales.....................       $ 856,762     $ 49,966      $589,953       $ 27,515     $1,524,196
 Cost of sales.................         789,136       43,843       518,138         25,200      1,376,317
                                      ---------     --------      --------       --------     ----------
 Gross profit..................          67,626        6,123        71,815          2,315        147,879
 Selling and administration.             58,236        6,122        58,832          4,235        127,425
 Restructuring and impairment
   charges.....................              --           --         3,435             --          3,435
                                      ---------     --------      --------       --------     ----------
 Earnings (loss) from
   operations..................           9,390            1         9,548         (1,920)        17,019
 Interest expense, net.........          17,411          993          (793)           (64)        17,547
 Gain on sale of intangible....              --           --        (4,184)            --         (4,184)
 Equity in loss (earnings) of
   affiliated companies........          10,064           --          (203)            --          9,861
 Minority interest in earnings
   (loss) of subsidiaries......           1,170           --           186           (422)           934
                                      ---------     --------      --------       --------     ----------
 (Loss) earnings before
   income taxes................         (19,255)        (992)       14,542         (1,434)        (7,139)
 Income tax (benefit) expense..          (6,453)         232          (402)           460         (6,163)
                                      ---------     --------      --------       --------     ----------
 Net (loss) earnings...........       $ (12,802)    $ (1,224)     $ 14,944       $ (1,894)    $     (976)
                                      =========     ========      ========       ========     ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                   LAND      CONSOLIDATED   MAJORITY
                                               O'LAKES, INC.    WHOLLY        OWNED
                                                  PARENT         OWNED    CONSOLIDATED   NON-GUARANTOR
                                                  COMPANY     GUARANTORS    GUARANTOR    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                               ------------  ------------ ------------  -------------- --------------------------
                                                                               ($ IN THOUSANDS)
                                                                                   (UNAUDITED)
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) earnings....................      $ (12,802)    $ (1,224)    $ 14,944       $ (1,894)     $     --      $    (976)
    Adjustments to reconcile net (loss)
      earnings to net cash (used) provided
      by operating activities:
      Depreciation and amortization........         14,055        1,060       11,784            605            --         27,504
      Bad debt expense.....................            208           --           --             45            --            253
      Proceeds from patronage revolvement
        received...........................            127           --           --             --            --            127
      Non-cash patronage...................           (923)          --           --             --            --           (923)
      Increase (decrease) in other assets..          3,869          420       (6,124)           984            27           (824)
      Increase (decrease) in other
         liabilities.......................            732         (882)      (1,063)             5            --         (1,208)
      Restructuring and impairment charges.             --           --        3,435             --            --          3,435
      Equity in loss (earnings) of
        affiliated companies...............         10,064           --         (203)            --            --          9,861
      Minority interest....................          1,170           --          186           (422)           --            934
      Other................................         (6,989)          --        1,992             54            --         (4,943)
    Changes in current assets and
      liabilities, net of acquisitions and
      divestitures:
      Receivables..........................         11,446       (8,163)      39,324         (4,221)      (16,131)        22,255
      Inventories..........................        (44,447)      (1,228)         860          1,935            --        (42,880)
      Prepaid expenses and other current
         assets...........................          72,167        6,038         (316)            98            --         77,987
      Accounts payable.....................       (154,787)      (8,174)      (9,755)           330            (3)      (172,389)
      Accrued expenses.....................        (16,994)        (774)      (4,726)           297            --        (22,197)
                                                 ---------     --------     --------       --------      --------      ---------
    Net cash (used) provided by operating
      activities...........................       (123,104)     (12,927)      50,338         (2,184)      (16,107)      (103,984)
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and
       equipment...........................        (13,298)        (312)      (2,928)        (1,136)           --        (17,674)
    Payments for investments...............         (3,475)          --           --           (144)           24         (3,595)
    Proceeds from sale of investments......         20,327           --          682             --            --         21,009
    Proceeds from sale of property, plant
      and equipment........................          6,527           --           95             --            --          6,622
    Other..................................          3,121           --           --             --            --          3,121
                                                 ---------     --------     --------       --------      --------      ---------
    Net cash provided (used) by investing
      activities...........................         13,202         (312)      (2,151)        (1,280)           24          9,483
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt.         37,518       12,919      (32,556)         3,928        16,068         37,877
    Proceeds from issuance of long-term debt         1,121           --          508             20            39          1,688
    Payments on principal of long-term debt        (40,111)        (122)        (189)        (1,312)           --        (41,734)
    Payments for redemption of member
       equities............................        (20,060)          --           --             --            --        (20,060)
    Other..................................         19,469        1,624      (21,091)           384           (24)           362
                                                 ---------     --------     --------       --------      --------      ---------
    Net cash (used) provided by financing
      activities...........................         (2,063)      14,421      (53,328)         3,020        16,083        (21,867)
                                                 ---------     --------     --------       --------      --------      ---------
    Net (decrease) increase in cash........       (111,965)       1,182       (5,141)          (444)           --       (116,368)
  Cash and cash equivalents at beginning of
    period.................................        111,054        9,090       (1,027)        11,052            --        130,169
                                                 ---------     --------     --------       --------      --------      ---------
  Cash and cash equivalents at end of period     $    (911)    $ 10,272     $ (6,168)      $ 10,608      $     --      $  13,801
                                                 =========     ========     ========       ========      ========      =========

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                               LAND       CONSOLIDATED        MAJORITY
                          O'LAKES, INC.      WHOLLY             OWNED
                             PARENT           OWNED         CONSOLIDATED      NON-GUARANTOR
                             COMPANY       GUARANTORS         GUARANTOR       SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                          ------------  ---------------  ------------------  -------------- ------------   ------------
                                                          ($ IN THOUSANDS)
                                                             (UNAUDITED)
                                                      ASSETS
 Current assets:
   Cash and short-term
      investments.....     $  111,054        $    9,090       $      (1,027)    $ 11,052     $       --   $  130,169
   Receivables, net...        552,951            23,659             136,949       47,109       (186,657)     574,011
   Inventories........        276,115            57,388             107,548        9,723             --      450,774
   Prepaid expenses...        168,486             9,625               6,265        1,114             --      185,490
   Other current assets        27,038                --                  --           --             --       27,038
                           ----------        ----------       -------------     --------     ----------   ----------
      Total current
        assets........      1,135,644            99,762             249,735       68,998       (186,657)   1,367,482
 Investments..........      1,047,711             3,596              50,751        1,453       (535,381)     568,130
 Property, plant and
   equipment, net.....        272,328            29,146             319,164       54,639             --      675,277
 Goodwill, net........        138,054            12,224             103,790          959             --      255,027
 Other intangibles....          3,484             2,669             102,503          331             --      108,987
 Other assets.........         73,403             2,111               4,521       48,141        (11,701)     116,475
                           ----------        ----------       -------------     --------     ----------   ----------
      Total assets....     $2,670,624        $  149,508       $     830,464     $174,521     $ (733,739)  $3,091,378
                           ==========        ==========       =============     ========     ==========   ==========

                                                   LIABILITIES AND EQUITIES
 Current liabilities:
   Notes and short-term
      obligations.....     $      270        $    2,701       $      88,902     $ 68,261     $ (126,163)  $   33,971
   Current portion of
      long-term debt..         19,995            59,506                  23           59        (60,037)      19,546
   Accounts payable...        436,177            61,786             133,872       20,550            (76)     652,309
   Accrued expenses...        142,820             6,959              33,769        4,021             --      187,569
   Patronage refunds
      payable.........         28,900                --                  --           --             --       28,900
                           ----------        ----------       -------------     --------     ----------   ----------
      Total current
        liabilities...        628,162           130,952             256,566       92,891       (186,276)     922,295
 Long-term debt.......      1,125,437             9,924                  65       24,121        (12,082)   1,147,465
 Employee benefits and
   other liabilities..         45,459             1,434              35,626          282             --       82,801
 Deferred tax liability        42,495                --                  --           --             --       42,495
 Minority interests...          5,494                --                 972       13,744         39,596       59,806
 Equities:
   Capital stock......          2,305             1,084             504,916       58,410       (564,410)       2,305
   Member equities....        805,860                --                  --           --             --      805,860
   Retained earnings..         15,412             6,114              32,319      (14,927)       (10,567)      28,351
                           ----------        ----------       -------------     --------     ----------   ----------
      Total equities..        823,577             7,198             537,235       43,483       (574,977)     836,516
                           ----------        ----------       -------------     --------     ----------   ----------
 Total liabilities and
   equities...........     $2,670,624        $  149,508       $     830,464     $174,521     $ (733,739)  $3,091,378
                           ==========        ==========       =============     ========     ==========   ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                   LAND      CONSOLIDATED    MAJORITY
                               O'LAKES, INC.    WHOLLY         OWNED
                                  PARENT         OWNED     CONSOLIDATED   NON-GUARANTOR
                                  COMPANY     GUARANTORS     GUARANTOR    SUBSIDIARIES  CONSOLIDATED
                               ------------  ------------  -----------    ------------  ------------
                                                         ($ IN THOUSANDS)
                                                            (UNAUDITED)

 Net sales.................      $ 902,972     $ 59,221      $390,116       $ 23,418     $1,375,727
 Cost of sales.............        834,189       48,265       356,054         22,107      1,260,615
                                 ---------     --------      --------       --------     ----------
 Gross profit..............         68,783       10,956        34,062          1,311        115,112
 Selling and administration         54,869        5,974        29,439          2,344         92,626
 Restructuring and impairment
   reversals...............             --           --          (966)            --           (966)
                                 ---------     --------      --------       --------     ----------
 Earnings (loss) from
   operations..............         13,914        4,982         5,589         (1,033)        23,452
 Interest expense, net.....          8,905        1,319         1,839           (311)        11,752
 Equity in loss (earnings) of
   affiliated companies....            471           --          (392)            --             79
 Minority interest in earnings
   (loss) of subsidiaries..          1,893           --            55           (358)         1,590
                                 ---------     --------      --------       --------     ----------
 Earnings (loss) before income
   taxes...................          2,645        3,663         4,087           (364)        10,031
 Income tax (benefit) expense       (4,759)       1,660           (27)           114         (3,012)
                                 ---------     --------      --------       --------     ----------
 Net earnings (loss).......      $   7,404     $  2,003      $  4,114       $   (478)    $   13,043
                                 =========     ========      ========       ========     ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                   LAND      CONSOLIDATED   MAJORITY
                                               O'LAKES, INC.    WHOLLY        OWNED
                                                  PARENT         OWNED    CONSOLIDATED   NON-GUARANTOR
                                                  COMPANY     GUARANTORS    GUARANTOR    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                               ------------  ------------ ------------  -------------- --------------------------
                                                                               ($ IN THOUSANDS)
                                                                                   (UNAUDITED)
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)....................      $   7,404     $  2,003     $  4,114       $   (478)     $     --      $ 13,043
    Adjustments to reconcile net earnings
      (loss) to net cash (used) provided
      by operating activities:
      Depreciation and amortization........         15,040        1,333        4,334            560            --        21,267
      Bad debt expense.....................            315           25          111            241            --           692
      Proceeds from patronage revolvement
        received...........................            318           --           --             --            --           318
      Non-cash patronage...................           (625)          --           --             --            --          (625)
      (Decrease) increase in other assets..        (53,412)         308          647            282        51,000        (1,175)
      Increase (decrease) in other
          liabilities......................          2,245           94         (156)             3        (2,235)          (49)
      Restructuring and impairment reversals            --           --         (966)            --            --          (966)
      Equity in losses (earnings) of
        affiliated companies...............            471           --         (392)            --            --            79
      Minority interest....................          1,893           --           55           (358)           --         1,590
      Other................................           (250)         231          489           (883)           --          (413)
    Changes in current assets and
       liabilities, net of acquisitions and
       divestitures:
      Receivables..........................         (8,932)     (15,474)     (20,567)        (2,957)      (12,426)      (60,356)
      Inventories..........................        (44,139)        (666)       3,758         (1,180)           --       (42,227)
      Prepaid expenses and other current
          assets...........................        101,802        3,682        2,760           (206)           --       108,038
      Accounts payable.....................        (49,703)       7,626      (13,729)         5,684       (12,177)      (62,299)
      Accrued expenses.....................        (21,875)      (2,602)     (22,742)          (121)           --       (47,340)
                                                 ---------     --------     --------       --------      --------      --------
    Net cash (used) provided by operating
      activities...........................        (49,448)      (3,440)     (42,284)           587        24,162       (70,423)
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and
       equipment...........................         (8,783)        (103)      (4,517)        (4,899)           --       (18,302)
    Acquisitions, net of cash acquired.....        (13,300)          --           --             --            --       (13,300)
    Payments for investments...............        (19,774)          --         (197)        (2,953)        7,092       (15,832)
    Proceeds from sale of investments......          1,623           --           --             --            --         1,623
    Proceeds from sale of property, plant and
      equipment............................            806           --           --             --            --           806
    Other..................................           (216)          --           --             --            --          (216)
                                                 ---------     --------     --------       --------      --------      --------
    Net cash (used) provided by investing
      activities...........................        (39,644)        (103)      (4,714)        (7,852)        7,092       (45,221)
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt.        130,834           (1)      31,986            196       (26,489)      136,526
    Proceeds from issuance of long-term debt        21,811           --           --            437         2,327        24,575
    Payments on principal of long-term debt         (7,200)        (300)     (15,953)          (671)           --       (24,124)
    Payments for redemption of member
       equities............................        (25,321)          --           --             --            --       (25,321)
    Other..................................        (28,530)       4,590       25,964          5,062        (7,092)           (6)
                                                 ---------     --------     --------       --------      --------      --------
    Net cash provided (used) by financing
      activities...........................         91,594        4,289       41,997          5,024       (31,254)      111,650
                                                 ---------     --------     --------       --------      --------      --------
    Net increase (decrease) in cash........          2,502          746       (5,001)        (2,241)           --        (3,994)
  Cash and cash equivalents at beginning of
    period.................................          5,324         (546)     (11,675)        10,891            --         3,994
                                                 ---------     --------     --------       --------      --------      --------
  Cash and cash equivalents at end of period     $   7,826     $    200     $(16,676)      $  8,650      $     --      $     --
                                                 =========     ========     ========       ========      ========      ========

s


                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS


                                                                       MARCH 31,   DECEMBER 31,
                                                                         2002          2001
                                                                     -----------   -----------
                                                                            (UNAUDITED)
                                                                          ($ IN THOUSANDS)
                                             ASSETS
 Current assets:
   Cash and short-term investments..............................      $       --   $     3,019
   Receivables, net.............................................          86,857       119,063
   Inventories..................................................         110,982       113,559
   Prepaid expenses and other current assets....................           6,881         6,472
   Notes receivable-- Land O'Lakes, Inc.-- current..............          16,692            --
                                                                      ----------   -----------
           Total current assets.................................         221,412       242,113
 Investments....................................................          31,058        31,496
 Property, plant and equipment, net.............................         312,817       326,956
 Goodwill, net..................................................         108,136       104,749
 Intangible assets, net.........................................         101,819       100,663
 Other assets...................................................          28,553        27,640
                                                                      ----------   -----------
           Total assets.........................................      $  803,795   $   833,617
                                                                      ==========   ===========

                                    LIABILITIES AND EQUITIES
 Current liabilities:
   Notes and short-term obligations.............................      $    4,000   $     5,000
   Notes payable-- Land O'Lakes, Inc.-- current.................              --        29,210
   Accounts payable.............................................         109,073       117,074
   Accrued expenses.............................................          30,448        35,132
                                                                      ----------   -----------
           Total current liabilities............................         143,521       186,416
 Notes payable-- Land O'Lakes, Inc.-- noncurrent................          59,664        59,664
 Employee benefits and other liabilities........................          35,348        36,656
 Minority interests.............................................           2,679         2,919
 Equities:
   Contributed capital..........................................         515,044       515,044
   Retained earnings............................................          47,539        32,918
                                                                      ----------   -----------
           Total equities.......................................         562,583       547,962
                                                                      ----------   -----------
 Total liabilities and equities.................................      $  803,795   $   833,617
                                                                      ==========   ===========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS   THREE MONTHS
                                                                 ENDED          ENDED
                                                               MARCH 31,      MARCH 31,
                                                                 2002           2001
                                                            -------------  -------------
                                                                  ($ IN THOUSANDS)
                                                                     (UNAUDITED)
  Net sales.............................................      $  603,423     $  403,535
  Cost of sales.........................................         530,595        372,167
                                                              ----------     ----------
  Gross profit..........................................          72,828         31,368
  Selling and administration............................          59,675         26,925
  Restructuring and impairment charges (reversals)......           3,435           (966)
                                                              ----------     ----------
  Earnings from operations..............................           9,718          5,409
  Interest (income) expense, net........................            (726)         1,772
  Gain on sale of intangible............................          (4,184)            --
  Equity in earnings of affiliated companies............            (203)          (301)
  Minority interest in earnings (loss) of subsidiaries..             210            (72)
                                                              ----------     ----------
  Net earnings..........................................      $   14,621     $    4,010
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       THREE MONTHS   THREE MONTHS
                                                                           ENDED          ENDED
                                                                         MARCH 31,      MARCH 31,
                                                                           2002           2001
                                                                      -------------  -------------
                                                                            ($ IN THOUSANDS)
                                                                               (UNAUDITED)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings...................................................     $    14,621     $    4,010
   Adjustments to reconcile net earnings to net cash provided
      (used) by operating activities:
      Depreciation and amortization...............................          11,932          3,867
      Bad debt expense............................................              75            195
      Increase in other assets....................................          (4,217)          (616)
      (Decrease) increase in other liabilities....................          (1,308)        11,216
      Restructuring and impairment charges (reversals)............           3,435           (966)
      Equity in earnings of affiliated companies..................            (203)          (301)
      Minority interest in earnings (loss) of subsidiaries........             210            (72)
   Changes in current assets and liabilities, net of acquisitions and divestitures:
      Receivables.................................................          32,131          1,715
      Inventories.................................................           2,577          3,871
      Other current assets........................................            (409)         2,657
      Accounts payable............................................          (8,001)       (22,645)
      Accrued expenses............................................          (9,643)       (23,970)
                                                                       -----------     ----------
   Net cash provided (used) by operating activities...............          41,200        (21,039)
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment.....................          (2,493)        (3,264)
   Proceeds from investments......................................             641             --
   Proceeds from sale of property, plant and equipment............           4,535             92
                                                                       -----------     ----------
   Net cash provided (used) by investing activities...............           2,683         (3,172)
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term debt....................................          (1,000)            --
   Proceeds from note payable to Land O'Lakes, Inc................          98,348        111,311
   Payments on note payable to Land O'Lakes, Inc..................        (144,250)       (87,100)
                                                                       -----------     ----------
   Net cash (used in) provided by financing activities............         (46,902)        24,211
                                                                       -----------     ----------
   Net decrease in cash and short-term investments................          (3,019)            --
 Cash and short-term investments at beginning of period...........           3,019             --
                                                                       -----------     ----------
 Cash and short-term investments at end of period.................     $        --     $       --
                                                                       ===========     ==========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)
                                   (UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements reflect, in the opinion of the management of Land O'Lakes Farmland Feed LLC (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For furthur information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2001 included in our Annual Report on Form 10-K. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company has adopted the provisions of these statements as of January 1, 2002. As required by SFAS 142, the Company will perform step one of the impairment testing of goodwill for the balances as of January 1, 2002 by June 30, 2002. The Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, the Company is no longer amortizing goodwill except for goodwill related to the acquisition of cooperatives and the formation of joint ventures.

    The following table presents a reconciliation of net earnings adjusted for the exclusion of amortization of goodwill no longer required to be amortized, net of income taxes:


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                        2002        2001
                                                        ----        ----

 Net earnings....................................     $  14,621   $  4,010
 Add back: Goodwill amortization, net of tax.....            --        176
                                                      ---------   --------
 Adjusted net earnings...........................     $  14,621   $  4,186
                                                      =========   ========

2.  GOODWILL AND OTHER INTANGIBLE ASSETS

    A summary of intangible assets follows:

                                                      AS OF MARCH 31, 2002
                                                ------------------------------
                                                 GROSS CARRYING    ACCUMULATED
                                                     AMOUNT       AMORTIZATION
                                                 --------------   ------------
Amortized intangible assets
  Trademarks..................................        $   877        $   (190)
  Patents.....................................         16,373            (529)
  Agreements not to compete...................          1,292            (346)
  Other.......................................         11,269          (3,890)
                                                      -------        --------
  Total.......................................        $29,811         $(4,955)
                                                      =======        ========
Unamortized intangible assets
  Trademarks..................................        $76,963
                                                      =======
Aggregate amortization expense:
  For three months ended March 31, 2002.......        $   600
Estimated amortization expense:
  For year ended December 31, 2002............        $ 2,895
  For year ended December 31, 2003............          2,895
  For year ended December 31, 2004............          2,895
  For year ended December 31, 2005............          2,895
  For year ended December 31, 2006............          2,895

    The changes in the carrying amount of goodwill for the three months ended March 31, 2002, are as follows:

   Balance as of January 1, 2002.........................           $104,749
     Reallocation of purchase price......................              3,510
     Amortization expense................................               (123)
                                                                    --------
     Balance as of March 31, 2002........................           $108,136
                                                                    ========

3.  RECEIVABLES

    A summary of receivables is as follows:

                                                           MARCH 31,   DECEMBER 31,
                                                             2002          2001
                                                          ----------  ------------
 Trade accounts.......................................     $22,338      $ 25,320
 Notes and contracts..................................       8,573         4,628
 Notes from sale of trade receivables (see Note 4)....      44,979        84,321
 Other................................................      20,291        13,879
                                                           -------      --------
                                                            96,181       128,148
 Less allowance for doubtful accounts.................       9,324         9,085
                                                           -------      --------
 Total receivables, net...............................     $86,857      $119,063
                                                           =======      ========

4.  RECEIVABLES PURCHASE FACILITY

    In December 2001, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, (SPE), was established to purchase certain receivables from Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC. CoBank has been granted an interest in the receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the Company's consolidated balance sheet. However, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC retain the credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the sale of the receivables. At March 31, 2002 and December 31, 2001, there was $75.8 million outstanding under this facility with $24.2 million available. The total accounts receivable sold by the Company during the first three months of 2002 was $579.7 million.

5.  INVENTORIES

    A summary of inventories is as follows:

                                                MARCH 31,   DECEMBER 31,
                                                  2002          2001
                                              -----------   -----------
Raw materials.........................        $    78,107   $    63,435
Finished goods........................             32,875        50,124
                                              -----------   -----------
Total inventories.....................        $   110,982   $   113,559
                                              ===========   ===========

6.  INVESTMENTS

    The Company's investments are as follows:

                                                      MARCH 31,   DECEMBER 31,
                                                        2002          2001
                                                     ----------  -------------
Harmony Farms, LLC...........................         $   3,969    $   3,969
New Feeds, LLC...............................             3,100        3,214
Iowa River Feeds, LLC........................             2,605        2,648
Agland Farmland Feed, LLC....................             2,256        2,435
Pro-Pet, LLC.................................             2,570        2,362
Nutri-Tech Feeds, LLC........................             2,320        2,314
LOLFF SPV, LLC...............................             1,000        1,805
Northern Country Feeds, LLC..................             1,669        1,652
CalvaAlto Liquid, LLC........................             1,302        1,302
T-PM Holding Company.........................             1,290        1,290
Northern Colorado Feed, LLC..................             1,160        1,210
Strauss Feeds, LLC...........................             1,030        1,073
Nutrikowi, LLC...............................               876          783
Dakotaland Feeds, LLC........................               663          736
Other LLCs...................................             5,248        4,703
                                                      ---------    ---------
Total investments............................         $  31,058    $  31,496
                                                      =========    =========

All of the above investments are accounted for under the equity method with the exception of a portion of the investments under the caption "Other LLCs."

7.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property plant and equipment is as follows:

                                                   MARCH 31,   DECEMBER 31,
                                                     2002          2001
                                                 -----------  -------------
 Land and land improvements..................    $    23,837   $    23,826
 Buildings and building equipment............        124,252       124,205
 Machinery and equipment.....................        241,277       247,186
 Construction in progress....................         12,138        13,019
                                                 -----------   -----------
                                                     401,504       408,236
 Less accumulated depreciation...............         88,687        81,280
                                                 -----------   -----------
 Total property, plant and equipment, net....    $   312,817   $   326,956
                                                 ===========   ===========

8.  RESTRUCTURING AND IMPAIRMENT CHARGES

    For the three months ended March 31, 2002, the Company recorded restructuring and impairment charges of $3.4 million. Of this amount, $2.6 million represented severance and outplacement costs for 136 of employees at the Ft. Dodge office and other plant facilities and $0.8 million represented a write-down of certain impaired plant assets. $2.6 million of the charges were accrued as of March 31, 2002. For the three months ended March 31, 2001, the Company recorded a restructuring reversal of $1.0 million for the sale of certain assets that had been written off in December 2000, and to reflect the decision to continue to operate a plant previously scheduled for shutdown.

9.  GAIN ON SALE OF INTANGIBLES

    For the three months ended March 31, 2002, the Company recorded a gain on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.

10.  RELATED PARTY TRANSACTIONS

    In accordance with the Management Services Agreement between Land O'Lakes, Inc. and Farmland Industries (Farmland), Land O'Lakes, Inc. charges the Company for corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting, and information technology support. These costs totaled $1.7 million and $2.1 million for the quarters ended March 31, 2002 and 2001, respectively.

    Payroll and benefit-related costs are paid directly by Land O'Lakes, Inc. and reimbursed by the Company. These costs totaled $26.6 million and $26.1 million for the quarters ended March 31, 2002 and 2001, respectively.

    As part of the acquisition of Purina Mills on October 11, 2001, Land O'Lakes, Inc. assumed certain liabilities, including a $59.7 million deferred tax liability. The Company has established a noncurrent note payable for this liability and, as future taxes relating to the deferred tax liability are paid by Land O'Lakes, Inc., the Company will make a corresponding payment to Land O'Lakes, Inc. This note is non-interest bearing and $59.7 million was outstanding at March 31, 2002 and December 31, 2001.

    The Company has a $100 million revolving credit facility with Land O'Lakes, Inc. which bears interest at LIBOR plus 260 basis points. The facility terminates on October 31, 2002, and is renewable annually. The amount outstanding under the revolving credit facility was $0.0 and $29.2 million at March 31, 2002 and December 31, 2001, respectively.

    The Company entered into a Feed Supply Agreement with Farmland whereby Farmland agreed to purchase all of its feed and ingredients, excluding grain, from the Company. Such sales are made at prices competitive with those available from other suppliers. Sales to Farmland under the agreement totaled $1.1 million and $1.7 million for the quarters ended March 31, 2002 and 2001, respectively.

    Sales with unconsolidated subsidiaries of the Company totaled $11.5 million and $10.1 million for the quarters ended March 31, 2002 and 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GENERAL

Segments

    We operate our business in five segments, dairy foods, animal feed, crop seed, swine and agronomy, predominantly in the United States. We have limited international operations, certain of which have recently been sold or are in the process of being sold. Our dairy foods segment produces, markets and sells butter, spreads, cheese and other dairy products. We operate our animal feed segment principally through Land O'Lakes Farmland Feed LLC, our 92% owned joint venture with Farmland Industries. Our animal feed segment develops, produces, markets and distributes animal feed to both commercial and lifestyle customers. The results of the animal feed business are consolidated in our financial statements and the minority interest is eliminated. As a result of the Purina Mills acquisition in October 2001, animal feed results for the three months ended March 31, 2002 include Purina Mills swine marketing activities since Purina Mills historically reported results of its swine business together with its feed business. Our crop seed segment sells seed for a variety of crops, including alfalfa, corn, soybeans and forage and turf grasses. Our swine segment produces and markets both young feeder pigs and mature market hogs. Our agronomy segment distributes crop nutrient and crop protection products. Historically, our agronomy segment consisted primarily of the assets we contributed to Agriliance, our unconsolidated joint venture. Since the contribution of those assets to Agriliance at the end of July 2000, our investment has been accounted for on the equity method through our agronomy segment, along with the agronomy assets we retained. Our membership interest in CF Industries, an interregional plant food manufacturing cooperative, is accounted for through this segment on a cost basis. We also derive a portion of revenues and income from other related businesses, which are insignificant to our overall results. We allocate corporate administration expense to all five of our business segments using two methodologies, direct usage for services for which we are able to track this usage, such as payroll and legal, and invested capital for all other expenses. A majority of these costs is allocated based on direct usage. We allocate these costs to segments whether or not they are solely composed of investments and joint ventures.

Principles of Consolidation

    We have numerous business activities that are not wholly-owned. The results of Land O'Lakes Farmland Feed, Cheese & Protein International and other majority owned businesses are fully consolidated. The minority owners' share in these businesses is eliminated in our consolidated financial statements. Most of our investments in joint ventures in which we have 50% or less of the governance rights are accounted for under the equity method of accounting. These include Agriliance, MoArk, Dairy Marketing Alliance and Advanced Food Products. When we record equity income or loss from these joint ventures, we also allocate an overhead charge on these investments. These charges are based upon our costs rather than the fair market value of the services. In addition, we invest in other cooperatives such as CF Industries, Ag Processing and CoBank, which are accounted for on the cost basis method of accounting. Under this method, patronage income, if any, from these cooperative investments is recorded in our financial statements either as a reduction in cost of sales or, in the case of CoBank, as a reduction in interest expense in the year in which the patronage income is earned.

Unconsolidated Businesses

    We have investments in certain entities that are not consolidated in our financial statements. For the three months ended March 31, 2002, losses from our unconsolidated businesses amounted to $9.9 million, compared to a loss of $0.1 million for the three months ended March 31, 2001. Our investment in unconsolidated businesses amounted to $550.9 million on March 31, 2002, and $568.1 million on December 31, 2001. Cash flow from our investment in unconsolidated businesses for the three months ended March 31, 2002 was $0.8 million, unchanged from $0.8 million for the three months ended March 31, 2001.

    Agriliance and CF Industries constitute the most significant of our investments in unconsolidated businesses, both of which are reflected in our agronomy results. Our investment in and earnings or losses from Agriliance, beginning July 29, 2000, and CF Industries were as follows as of and for the period ended:

                                                 MARCH 31,
                                              ---------------
                                               2002      2001
                                              ------    ------
                                               (IN MILLIONS)
  AGRILIANCE:
    Investment.........................       $ 74.8    $ 41.6
    Equity in earnings (loss)..........         (9.2)     (2.6)
  CF INDUSTRIES:
    Investment.........................       $248.5    $248.5
    Patronage income...................           --        --

We did not receive cash distributions from Agriliance or CF Industries during these periods.

    Land O'Lakes, Cenex Harvest States Cooperatives ("CHS") and Farmland Industries, Inc. contributed substantially all of their agronomy marketing assets to Agriliance in July 2000. The agronomy marketing operations of Land O'Lakes, CHS and Farmland were previously managed through various operating entities. Land O'Lakes has a 50 percent equity ownership in Agriliance. The other 50 percent ownership interest in Agriliance is owned by United Country Brands (jointly owned by CHS and Farmland). Land O'Lakes provides certain support services to Agriliance at competitive market prices. Agriliance was billed $1.6 million and $2.2 million, respectively, for the three months ended March 31, 2001 and 2002 for the support services. In addition, Land O'Lakes purchases insignificant amounts of product from Agriliance. The fiscal year of Agriliance ends on August 31. Unless otherwise indicated, references in this Form 10-Q to the annual or quarterly results of Agriliance are presented on a calendar year basis to conform with Land O'Lakes presentation. Agriliance funds its operations from operating cash flows, an initial working capital contribution on formation and borrowings from unaffiliated third parties. Agriliance has entered into syndicated secured term and revolving credit arrangements in an aggregate amount of $407 million as of August 31, 2001. Since then, credit arrangements were renegotiated and as of March 31, 2002 amounted to $325 million. In addition, Agriliance has entered into a $200 million receivables securitization with CoBank. Neither Land O'Lakes nor any of the restricted subsidiaries guarantee these obligations. Land O'Lakes does not have an obligation to contribute additional capital to finance Agriliance's operations.

    CF Industries is an inter-regional cooperative involved in the manufacture of crop nutrients, in which we have a 34% ownership interest based on our product purchases. As a member, we are allowed to elect one board member out of a total of nine board members for CF Industries. Agriliance is one of CF Industries' most significant customers. CF Industries operates in a highly cyclical industry. The oversupply of nitrogen in the industry since 1998 has resulted in depressed prices and, consequently, depressed earnings. Since CF Industries is a cooperative, we only receive earnings from our investment when the cooperative allocates and distributes patronage to us. No patronage was allocated and distributed to us in the last three years because CF Industries realized losses in those years. We anticipate that no patronage allocations will occur until these losses have been recouped. Our $248.5 million investment in CF Industries consists of approximately $150 million in noncash patronage income from prior periods (not distributed to us) and approximately $100 million that was acquired as part of our Countrymark acquisition in 1998 based on Countrymark's prior business with CF Industries. Prior to the contribution of our agronomy assets to Agriliance, our agronomy business earned patronage income on the business it conducted with CF Industries. Since July 29, 2000, Land O'Lakes has been entitled to receive patronage income for business that Agriliance transacts with CF Industries on behalf of our members, primarily fertilizer purchases. We believe these sales are on terms comparable to those available to unaffiliated third parties.

    We have an investment in CoBank, an agricultural cooperative bank, which amounted to $21.8 million on March 31, 2002, and $21.5 million on December 31, 2001. This investment constitutes less than one percent of CoBank's total shareholder equity. We account for our investment in CoBank under the cost basis method of accounting. The investment consists of an initial nominal cash amount of $1,000 and equity additions based on a percentage (currently 11.5%) of our five-year average loan volume. Since CoBank operates as a cooperative, we receive patronage income from CoBank based on our annual loan volume with CoBank. This patronage income reduces our interest expense. We believe these loan transactions to be on terms comparable to those available to unaffiliated third parties.

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

    We use derivative commodity instruments, primarily futures contracts, in our operations to lock in our ingredient input prices, primarily for our product inputs such as milk, butter and soybean oil for dairy foods, soybean meal and corn for animal feed, and soybeans for crop seed. The degree of our hedging position varies from less than one percent for butter to nearly 100% for soybean oil. In addition, purchase agreements with various vendors are used to varying degrees to lock in input prices. This decreases our exposure to changes in commodity prices. We do not use derivative commodity instruments for speculative purposes. The futures contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, since the adoption of SFAS No. 133, effective January 1, 2001, the futures contracts are marked to market (either Chicago Mercantile Exchange or Chicago Board of Trade) on the last day of each month and unrealized gains and losses are recognized as an adjustment to cost of sales. Prior to 2001, we did not mark our derivative commodity instruments to market; instead, we recorded losses or gains only when realized.

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

Cooperative Structure

    Land O'Lakes is incorporated in Minnesota as a cooperative corporation. Cooperatives resemble traditional corporations in most respects, but with two primary distinctions. First, a cooperative's common shareholders, its "members," either supply the cooperative with raw materials or purchase its goods and services. Second, to the extent a cooperative allocates its earnings from member business to its members and meets certain other requirements, it is allowed to deduct this "qualified patronage income" or "patronage income" from its taxable income. Patronage income is allocated in accordance with the amount of business each member conducts with the cooperative.

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

    Cooperatives are also allowed to designate patronage income as "nonqualified" patronage income and allocate it to member equities. Unlike qualified patronage income, the cooperative pays taxes on this nonqualified patronage income as if it was derived from non-member business. The cooperative may revolve the nonqualified patronage equity to members at some later date and is allowed to deduct those amounts from its taxable income at that time. When nonqualified patronage income is revolved to the cooperative's members, the revolvement must be included in the members' taxable income.

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

Wholesaling and Brokerage Activities

    Our dairy foods segment operates a wholesale milk marketing program. We purchase excess raw milk over our production needs from our members and sell it directly to other dairy processors. We generate losses or insignificant earnings on these transactions; however, there are three principal reasons for doing this: first, we need to sell a certain percentage of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which lowers our input cost of milk for the manufacture of dairy products; second, it reduces our need to purchase raw milk from sources other than members during periods of low milk production in the United States (typically August, September and October) and third, it ensures that our members have a market for the milk that they produce during periods of high milk production. In the three months ended March 31, 2002, we sold 1,479.7 million pounds of milk, which resulted in $221.4 million of net sales or 30.3% of our dairy foods segment's net sales for that period, with cost of sales exceeding net sales by $6.1 million.

    Our animal feed segment, in addition to selling its own products, buys and sells or brokers for a fee soybean meal and other feed ingredients. We market these ingredients to our local member cooperatives and to other feed manufacturers, which use them to produce their own feed. Although this activity generates substantial revenues, it is a very low-margin business. We are generally able to obtain feed inputs at a lower cost as a result of our ingredient merchandising business because of lower per unit shipping costs associated with larger purchases and volume discounts. For the three months ended March 31, 2002, ingredient merchandising generated net sales of $122.0 million, or 20.0% of total animal feed segment net sales, and a gross profit of $3.5 million, or 4.7% of total animal feed segment gross profit.

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

    Dairy Foods. Raw milk is the major commodity input for our dairy foods segment. For the three months ended March 31, 2002, our raw milk input cost was $452.8 million, or 66.0% of the cost of sales for our dairy foods segment. Cream, butter and bulk cheese are also significant dairy foods commodity inputs. Cost of sales for these inputs was $75.3 million for cream, $20.2 million for butter and $78.4 million for bulk cheese for the three months ended March 31, 2002. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

    The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products produced. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not subject to significant commodity price risk as the price received for the output varies with the cost of the significant inputs. For the three months ended March 31, 2002, bulk cheese, which is generally sold the day made, represented $67.8 million, or 9.3% of our dairy foods segment's net sales. Other products, such as private label butter, which have significant net sales, are also generally sold shortly after they are made.

    We also maintain significant inventories of butter and cheese for sale to our retail and food service customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the three months ended March 31, 2002, branded and private label retail, deli and foodservice net sales of cheese and butter represented $237.9 million, or 32.5% of our dairy foods segment's net sales.

    For the three months ended March 31, 2001, butter and cheese prices were volatile. For the three months ended March 31, 2002, we saw seasonal declines in pricing; yet pricing stayed well ahead of government support prices. However, the net impact on operating results was not significant due to the use of pricing practices, inventory policies and risk management.

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

    Under the farrow-to-finish program, we produce and sell market hogs. Historically, market hog price fluctuations have resulted in volatility in our net sales and earnings. In order to mitigate this risk, we have committed to sell substantially all of the market hogs we produce annually through 2005 to IBP, inc. under a packer agreement. Under this packer agreement, we are paid market prices for our hogs with a settlement based on the sales price of the pork products produced from those hogs. This approach mitigates some of the volatility under this program because market hog and pork product margins do not tend to move together. We sell the balance of our market hogs on the open market.

    Under the cost-plus program, we provide minimum hog price guarantees to producers in exchange for swine feed sales and profit participation. We are in the process of phasing out our existing cost-plus contracts and will not be entering into new ones due to the significant adverse effects this program has had on our results of operations. The program incurred pretax losses of $0.4 million and $0.5 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

    Historically, Purina Mills reported results of its swine business together with its feed business. Accordingly, the portion of our swine business which we acquired from Purina Mills in October 2001 is reported within our feed segment in the three months ended March 31, 2002. For the three months ended March 31, 2002, the Purina Mills swine business generated a loss of $0.7 million compared to earnings of $0.8 million for the three months ended March 31, 2001.

Acquisitions/Joint Ventures/Divestitures

    We have engaged in various significant acquisitions, joint ventures and divestitures since January 1, 1999. Each of the acquisitions was accounted for as a purchase transaction. The Land O'Lakes Farmland Feed and Agriliance joint ventures, our most significant joint ventures, involved the combination of existing Land O'Lakes business units with those of our joint venture partners to create new entities. Since its formation on October 1, 2000, we have consolidated Land O'Lakes Farmland Feed. However, because we do not control Agriliance, it is accounted for under the equity method.

    The following table lists each acquisition, joint venture and divestiture in excess of $50 million in asset value since 1999.

 YEAR     NAME                                     TRANSACTION                 TOTAL ASSETS
 ----     ----                                     -----------                 ------------
 2001     Purina Mills........................     Acquisition for cash of     $540.5 million
                                                   stock of commercial and
                                                   lifestyle feed company
                                                   (October 2001)

 2000     Madison Dairy Produce Co............     Acquisition for cash of     $59.3 million
                                                   private label butter
                                                   company (January 2000)

          Fluid dairy assets..................     Divestiture for cash of     $112.2 million
                                                   fluid dairy assets
                                                   (July 2000)

          Land O'Lakes Farmland Feed..........     Joint venture with           $91.7 million
                                                   Farmland Industries         (our contribution)
                                                   involving transfer of
                                                   existing Land O'Lakes
                                                   animal feed business
                                                   (October 2000)

          Agriliance..........................     Joint venture with           $79.5 million
                                                   United Country Brands       (our contribution)
                                                   involving transfer of
                                                   certain Land O'Lakes
                                                   agronomy assets
                                                   (July 2000)

 1999     Terra Industries....................     Acquisition for cash of      $70.7 million
                                                   selected agronomy retail
                                                   distribution assets in
                                                   the eastern United States
                                                   (June 1999)

          Agro Distribution...................     Investment in joint          $50.0 million
                                                   venture with CHS
                                                   Cooperatives
                                                   (June 1999) formed to acquire
                                                   selected northern and
                                                   southern ag retail
                                                   distribution assets from
                                                   Terra Industries

    In June 1999, certain of the northern and southern retail agronomy assets of Terra Industries were acquired by Agro Distribution, our unconsolidated joint venture with CHS Cooperatives, which was subsequently contributed to Agriliance. The objective of this acquisition was to sell each retail agronomy location to one or more of our local cooperative members. Nearly all of the northern locations have been sold. We were unable to sell most of the southern locations and decided in the fall of 2001 to continue to operate these southern retail agronomy assets. Operation of these locations resulted in significant losses for the three months ended March 31,

2002 and 2001. These losses were recorded through our investment in Agriliance as equity in earnings or loss from affiliated companies. Agro Distribution's losses on operation of these locations aggregated $9.2 million and $22.2 million for the three months ended March 31, 2002 and March 31, 2001, with Land O'Lakes recording 50% of these losses in equity in loss of affiliated companies.

    In October 2001, we acquired Purina Mills, Inc. The total purchase price of the Purina Mills acquisition was $358.6 million. The acquisition added $86.9 million of goodwill and $98.9 million of other intangible assets to our balance sheet. This acquisition resulted in a substantial increase in our leverage (long-term debt, including Capital Securities, to capital) from 43.5% at December 31, 2000 to 55.4% at March 31, 2002 and increased interest costs by approximately $40 million annually. Given the nature of products sold by Purina Mills and its distribution network, the Purina Mills business has a higher gross margin rate and a higher rate of selling and administration expense as a percent of sales than the Land O'Lakes Farmland Feed business. By the end of 2002, we expect to have implemented programs that would enable us to generate recurring annual cost savings of approximately $50 million as a result of the acquisition, relative to costs that would have been incurred separately. In 2002, we expect to generate approximately $25 million in savings, which are expected to be essentially offset by plant closing, severance, employee relocation and information technology integration costs of approximately $24 million.

RESULTS OF OPERATIONS

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                     ------------------------------------------
                                             2001                  2002
                                     --------------------  --------------------
                                                   % OF                  % OF
                                     $ AMOUNT      TOTAL    $ AMOUNT     TOTAL
                                     --------      -----    --------     -----
                                                (DOLLARS IN MILLIONS)
C
  NET SALES
  Dairy foods.....                    $  756.4     55.0     $  731.1     48.0
  Animal feed.....                       408.4     29.7        610.5     40.1
  Crop seed.......                       181.8     13.2        155.7     10.2
  Swine...........                        25.6      1.9         23.9      1.6
  Agronomy........                          --       --           --       --
  Other...........                         3.5      0.2          3.0      0.1
                                      --------     ----     --------     ----
     Total net sales                  $1,375.7              $1,524.2
                                      ========              ========


                                                    % OF                  % OF
                                                     NET                   NET
                                    $ AMOUNT        SALES   $ AMOUNT      SALES
                                    --------        -----   --------      -----
 COST OF SALES
  Dairy foods...............          $  703.1        93.0  $  686.1        93.8
  Animal feed...............             376.4        92.2     536.5        87.9
  Crop seed.................             153.7        84.5     130.6        83.9
  Swine.....................              24.7        96.5      21.5        90.0
  Agronomy..................                --          --        --          --
  Other.....................               2.7        77.1       1.6        53.3
                                      --------   ---------  --------    --------
      Total cost of sales...           1,260.6        91.6   1,376.3        90.3
  SELLING AND
    ADMINISTRATION EXPENSE
  Dairy foods...............              41.1         5.4      44.5         6.1
  Animal feed...............              28.3         6.9      62.3        10.2
  Crop seed.................              12.0         6.6      13.0         8.3
  Swine.....................               1.8         7.0       1.7         7.1
  Agronomy..................               7.0          --       3.5          --
  Other.....................               2.4        68.6       2.5        83.3
                                      --------   ---------  --------    --------
      Total selling and
        administration
        expense................           92.6         6.7     127.5         8.4
  Restructuring and impairment
    charges....................           (1.0)        0.1       3.4         0.2
                                      --------   ---------  --------    --------
  Earnings from operations.....           23.5         1.7      17.0         1.1
  Interest expense, net........           11.8         0.9      17.5         1.1
  Gain on sale of
    intangibles................             --          --      (4.2)        0.3
  Gain from divestiture of
    businesses.................             --          --        --          --
  Equity in (earnings) loss of
    affiliated companies.......            0.1          --       9.9         0.6
  Minority interest in (loss)
    earnings of subsidiaries...            1.6         0.1       0.9         0.1
  Earnings (loss) before
    income taxes and
    extraordinary item.........           10.0         0.7      (7.1)        0.5
  Income tax expense
    (benefit)..................           (3.0)        0.2      (6.1)        0.4
                                      --------   ---------  --------    --------
  Earnings (loss) before
    extraordinary item.........      $    13.0         0.9  $   (1.0)        0.1
                                      ========   =========  ========    ========

THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2001

NET SALES

    Net sales for the three months ended March 31, 2002 increased $148.5 million, or 10.8%, to $1,524.2 million, compared to net sales of $1,375.7 million for the three months ended March 31, 2001. Excluding the effects of the formation of the Advanced Food Products joint venture in March 2001, net sales increased $162.2 million, or 11.9%, from $1,362.0 million for the three months ended March 31, 2001 to $1,524.2 million for the three months ended March 31, 2002. The increase was primarily attributed to the acquisition of Purina Mills in October 2001, partially offset by the impact of an early shipment of crop seed products in the fourth quarter of 2001 that historically occurred in the first quarter of each year and declines in dairy foods sales.

    Dairy Foods. Net sales for the three months ended March 31, 2002 decreased $25.3 million, or 3.3%, to $731.1 million, compared to net sales of $756.4 million for the three months ended March 31, 2001. Excluding the effects of the Advanced Food Products joint venture, net sales for the three months ended March 31, 2002 decreased $11.5 million, or 1.6%, from the three months ended March 31, 2001. Private-label butter and nonfat dry milk powder sales in the Western Region decreased $13.4 million and $12.5 million, respectively. The decline in butter sales was due to a combination of decreased market prices and volume declines, while the decline in powder sales was due to changes in production schedules at our dairy plants, which resulted in reduced powder byproduct availability. During the three months ended March 31, 2002, average butter market prices decreased $0.09 per pound, while average cheese market prices increased $0.06 per pound. The impact of these market price changes decreased net sales of butter by $6.4 million and increased net sales of cheese by $4.0 million. Retail butter prices remained high, which resulted in declines in sales volumes as consumers shifted to substitute products or reduced consumption. Butter and spreads volumes decreased 1.6 million pounds and 3.2 million pounds, respectively, representing a decrease in net sales of $3.9 million and $2.4 million, respectively, from the same period last year. Deli cheese volumes decreased 3.8 million pounds from the prior year and resulted in a reduction of sales of $7.1 million. Sales for the three months ended March 31, 2002 under our wholesale milk marketing program increased $21.0 million, or 10.5%, to $221.4 million, compared to $200.4 million for the three months ended March 31, 2001, due to the formation of the Melrose, MN cheese joint venture in March 2001, which contributed $24.1 million in incremental wholesale milk sales for the three months ended March 31, 2002. Volume increases in exports, foodservice cheese and other product categories accounted for the remaining sales increase of $9.2 million.

    Animal Feed. Net sales for the three months ended March 31, 2002 increased $202.1 million, or 49.5%, to $610.5 million, compared to net sales of $408.4 million for the three months ended March 31, 2001. The acquisition of Purina Mills contributed $214.9 million in incremental sales. This increase was partially offset by declines in Land O'Lakes Farmland Feed branded sales. Sales of Land O'Lakes Farmland Feed branded beef feeds decreased $5.1 million, primarily due to the effect of warmer than average winter weather. Sales in our Land O'Lakes Farmland Feed Animal Health and Packaged Goods area decreased $5.0 million as a result of a realigned marketing arrangement with a large vendor whereby we no longer record sales dollars, but rather a margin-based fee that offsets cost of sales. Sales also decreased $3.5 million in our Land O'Lakes Farmland Feed branded lifestyle product lines, reflecting customer anticipation of a roll-out of a new product line beginning in April 2002. Swine sales in our Land O'Lakes Farmland Feed branded products decreased $3.7 million as a result of decreased volumes and depressed market prices for hog producers. Sales of bulk phosphates decreased $3.1 million due to the sale of this business to a third party. Sales in our dairy feeds area increased $4.1 million, driven by strong sales of simple blends in our Western region. We also experienced an increase of $3.8 million in our Animal Milk Products area as a result of strong volumes. Finally, sales from ingredient merchandising decreased $2.6 million, or 2.1%, from $124.7 million for the three months ended March 31, 2001 to $122.0 million for the three months ended March 31, 2002.

    Crop Seed. Net sales for the three months ended March 31, 2002 decreased $26.1 million, or 14.4%, to $155.7 million, compared to net sales of $181.8 million for the three months ended March 31, 2001. We shipped $42.0 million in sales in the fourth quarter of 2001 that historically would have occurred in the first quarter of 2002. These $42.0 million shipments included $28.5 million for soybeans and $11.0 million for corn. An early fall harvest and mild winter allowed us to ship product early in the season, and third-party suppliers also provided incentives to customers to take seed product early. Strong volume growth resulted in increased sales of corn of $9.7 million, or 14.9%, due to early placement of product in the retail channels because of the mild winter season, while sales of alfalfa decreased by $2.1 million, or 9.7%, due to the continued glut in the alfalfa market. A change in billing for technology fees collected on behalf of one of our third-party suppliers added $8.0 million to sales and cost of sales. Growth in other seed categories accounted for the remaining increase of $0.4 million.

    Swine. Net sales for the three months ended March 31, 2002 decreased $1.7 million, or 6.6%, to $23.9 million, compared to $25.6 million for the three months ended March 31, 2001. The decrease was due mainly to lower sales volume, partially offset by slightly higher market prices for hogs. The number of market hogs sold decreased by 15,317 with a corresponding sales decrease of $1.8 million, and the total number of feeder pigs sold increased by 903 with minimal impact on sales, resulting in a net decrease in sales of $1.8 million. Reduced consumer demand decreased the average market price for the three months ended March 31, 2002 to about $39.92 per hundredweight versus an average market price of approximately $43.38 for the three months ended March 31, 2001. The decrease in average market hog prices of $3.46 per hundredweight decreased sales by $0.6 million. The average price per feeder pig increased $0.08 from $50.24 for the three months ended March 31, 2001 to $50.32 for the three months ended March 31, 2002, which increased sales by $0.2 million. This increase was due primarily to the fact that we added more swine aligned contracts with a higher base price, and the open market on feeder pigs was higher. We signed a packer agreement with IBP, inc. effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. For the three months ended March 31, 2002, this agreement increased our sales by $0.5 million, since the agreement limits our downside as well as upside potential from market price swings.

COST OF SALES

    Cost of sales for the three months ended March 31, 2002 increased $115.7 million, or 9.2%, to $1,376.3 million, compared to cost of sales of $1,260.6 million for the three months ended March 31, 2001. Cost of sales as a percent of net sales decreased 1.3 percentage points to 90.3% for 2002, compared to 91.6% for the prior year. The formation of the Advanced Food Products joint venture impacted our reported results because we no longer consolidate its results in our financial statements. Adjusting for the effects of this transaction, cost of sales increased $128.2 million, or 10.3%, to $1,376.3 million for the three months ended March 31, 2002, compared to cost of sales of $1,248.1 million for the three months ended March 31, 2001. Cost of sales as a percentage of net sales adjusted for the effects of this transaction decreased 1.3 percentage points from 91.6% for the three months ended March 31, 2001 to 90.3% for the three months ended March 31, 2002. The acquisition of Purina Mills added significantly to our cost of sales, resulting in an increase of $176.6 million. This increase was partially offset by lower cost of sales in seed, swine and dairy foods. For the three months ended March 31, 2002, patronage income from other cooperatives that was directly attributable to product purchases amounted to $1.1 million, compared to $0.6 million for the three months ended March 31, 2001. Our cost of sales was reduced by these amounts.

    Dairy Foods. Cost of sales for the three months ended March 31, 2002 decreased $17.0 million, or 2.4%, to $686.1 million, compared to cost of sales of $703.1 million for the three months ended March 31, 2001. Excluding the effects of the formation of the Advanced Food Products joint venture, cost of sales decreased $4.5 million to $686.1 million for the three months ended March 31, 2002, compared to $690.6 million for the three months ended March 31, 2001. Cost of sales for private label butter and nonfat dry milk powder in the Western region decreased $12.3 million and $13.5 million, respectively. Reduced sales of butter and deli cheese resulted in decreased cost of sales of $8.9 million and $5.5 million, respectively. Energy costs decreased by $1.4 million over the prior year period. Milk input costs in the Upper Midwest were $4.0 million higher than the same period last year. Cost of sales for the three months ended March 31, 2002 under our wholesale milk marketing program increased $23.2 million, or 11.4%, to $227.4 million, compared to $204.2 million for the three months ended March 31, 2001. This increase was due to the formation of the Melrose, MN cheese joint venture in March 2001, which resulted in incremental cost of sales of $25.3 million. Finally, cost of sales for exports, foodservice cheese and other products increased $14.4 million over the prior-year period. Cost of sales as a percent of sales increased 0.8 percentage points from 93.0% for the three months ended March 31, 2001 to 93.8% for the three months ended March 31, 2002. The corresponding margin decrease was due primarily to weak sales volumes and higher milk input costs in the Upper Midwest.

    Animal Feed. Cost of sales for the three months ended March 31, 2002 increased $160.1 million, or 42.5%, to $536.5 million compared to $376.4 million for the three months ended March 31, 2001. The acquisition of Purina Mills added $177.2 million in cost of sales for the three months ended March 31, 2002. This increase was slightly offset by a decrease in Land O'Lakes Farmland Feed branded product lines. Land O'Lakes Farmland Feed branded beef feeds cost of sales decreased $4.9 million, due to slower sales as a result of warm winter weather. Land O'Lakes Farmland Feed Animal Health and Packaged Goods decreased $4.9 million driven by a realigned marketing arrangement whereby we no longer record cost of sales dollars, but rather a margin-based fee that offsets cost of sales. Land O'Lakes Farmland Feed branded lifestyle cost of sales declined $2.9 million in anticipation of a new product line launch in April 2002. Cost of sales of bulk phosphates decreased $2.9 million as we sold this business during the first quarter of 2002. Land O'Lakes Farmland Feed branded swine cost of sales decreased by $2.0 million. Cost of sales in our dairy feed area increased $4.2 million, primarily as a result of strong sales in our Western region. Cost of sales in our Animal Milk Products area increased $2.8 million primarily due to increased volumes. The remainder of the differences relates to small variances in our other product lines. Cost of sales as a percent of sales decreased 4.3 percentage points, from 92.2% in the first quarter of 2001 to 87.9% in the same period of 2002. The decrease was due primarily to higher margins on certain Purina Mills products, which carry a comparatively higher margin than our traditional product lines. Cost of sales was also decreased by cost reductions in our purchasing, manufacturing and distribution area as a result of the integration of the Purina Mills operations. Cost of sales decreased $2.4 million as a result of the decline in ingredient merchandising sales. An unrealized hedging gain in the first quarter of 2002 related to corn and soybean meal futures contracts decreased cost of sales by $2.2 million, compared to an increase from an unrealized hedging loss of $2.5 million in the first quarter of 2001. IOIC as a percent of cost of sales increased to 25.3% in the first quarter of 2002 from 17.2% in the same period of 2001 due to the change in product mix and the change in unrealized hedging gains and losses as noted above.

    Crop Seed. Cost of sales for the three months ended March 31, 2002 decreased $23.1 million, or 15.0%, to $130.6 million, compared to cost of sales of $153.7 million for the three months ended March 31, 2001. Cost of sales decreased for soybeans ($18.1 million), alfalfa ($3.1 million) and corn ($1.5 million), primarily as a result of volume declines due to early shipment of $42.0 million of product in the fourth quarter of 2001 that historically would have occurred in the first quarter of 2002. This early shipment accounted for $36.1 million of cost of sales and included $24.5 million for soybeans, $9.5 million for corn and $2.1 million for alfalfa. Incremental sales growth and, consequently, an increase in cost of sales in the first quarter partially offset the impact of this loss of volume. In addition, a change in billing for technology fees collected on behalf of one of our third-party suppliers increased sales and cost of sales by $8.0 million. An unrealized hedging gain of $1.1 million for the three months ended March 31, 2002 related to soybean futures contracts, compared to an unrealized hedging gain of $0.3 million for the three months ended March 31, 2001, reduced cost of sales by $0.8 million. Cost of sales as a percent of sales decreased 0.6 percentage points, from 84.5% for the three months ended March 31, 2001 to 83.9% for the three months ended March 31, 2002, due to the change in product mix.

    Swine. Cost of sales for the three months ended March 31, 2002 decreased $3.2 million, or 13.0%, to $21.5 million, compared to $24.7 million for the three months ended March 31, 2001. Cost of sales as a percent of sales decreased
6.5 percentage points from 96.5% to 90.0% of sales. Reduced unit sales decreased cost of sales by $1.7 million, while slightly higher cost of production increased cost of sales by $0.2 million. Reduced volume in our cost-plus program decreased cost of sales by $0.3 million. An unrealized hedging gain decreased cost of sales by $0.4 million for the three months ended March 31, 2002, compared to an unrealized hedging loss of $1.0 million for the three months ended March 31, 2001, resulting in a net decrease in cost of sales of $1.4 million.

SELLING AND ADMINISTRATION EXPENSE

    Selling and administration expense for the three months ended March 31, 2002 increased $34.8 million, or 37.6%, to $127.5 million, compared to selling and administration expense of $92.6 million for the three months ended March 31, 2001. Selling and administration expense as a percent of sales increased 1.7 percentage points from 6.7% for the three months ended March 31, 2001 to 8.4% for the three months ended March 31, 2002. Excluding the effects of the formation of our Advanced Food Products joint venture, selling and administration expense increased $35.4 million, or 38.5%, to $127.4 million for the three months ended March 31, 2002, compared to $92.0 million for the three months ended March 31, 2001. The acquisition of Purina Mills in October 2001 contributed to the increase.

    Dairy Foods. Selling and administration expense for the three months ended March 31, 2002 increased $3.4 million, or 8.3%, to $44.5 million, compared to $41.1 million for the three months ended March 31, 2001. Selling and administration expense as a percent of sales increased 0.7 percentage points from 5.4% for the three months ended March 31, 2001 to 6.1% for the three months ended March 31, 2002. Excluding the effects of the formation of the Advanced Food Products joint venture, selling and administration expense increased $4.0 million, or 9.9%. This increase was primarily due to a timing-related decrease in other income of $1.6 million, an increase in research and development spending of $1.1 million and selling expense of $0.6 million, as well as a slight increase in administration expense.

    Animal Feed. Selling and administration expense for the three months ended March 31, 2002 increased $34.0 million, or 120.1%, to $62.3 million, compared to $28.3 million for the three months ended March 31, 2001. Selling and administration expense as a percent of sales increased 3.3 percentage points from 6.9% for the three months ended March 31, 2001 to 10.2% for the three months ended March 31, 2002. The majority of this increase was related to the acquisition of Purina Mills, which contributed $27.9 million in increased selling and administration expense. In addition, in the first quarter of 2002, we incurred one-time integration costs of $2.3 million with none in the same period in 2001. Selling and administration expense as a percent of IOIC increased from 44.5% for the three months ended March 31, 2001 to 45.7% for the three months ended March 31, 2002.

    Crop Seed. Selling and administration expense for the three months ended March 31, 2002 increased $1.0 million, or 8.3%, to $13.0 million, compared to $12.0 million for the three months ended March 31, 2001. The change is primarily due to an increase in advertising and promotion spending for customer recognition and brand awareness. Selling and administration expense as a percent of sales increased 1.7 percentage points, from 6.6% for the three months ended March 31, 2001 to 8.3% for the three months ended March 31, 2002.

    Swine. Selling and administration expense for the three months ended March 31, 2002 decreased $0.1 million, or 5.6%, to $1.7 million, compared to $1.8 million for the three months ended March 31, 2001 due to reduced staffing. Selling and administration expense as a percent of sales increased from 7.0% for the three months ended March 31, 2001 to 7.1% for the three months ended March 31, 2002.

    Agronomy. Selling and administration expense for the three months ended March 31, 2002 decreased $3.5 million, or 50.0%, to $3.5 million, compared to $7.0 million for the three months ended March 31, 2001. Selling and administration expense for the three months ended March 31, 2002 included $0.1 million in losses recorded for eastern agronomy assets held for sale, compared to losses of $3.3 million recorded for the three months ended March 31, 2001. The decrease in losses was due to the fact that most of the eastern agronomy assets have been sold.

RESTRUCTURING AND IMPAIRMENT CHARGES

    For the three months ended March 31, 2002, Land O'Lakes recorded restructuring and impairment charges of $3.4 million, compared to a reversal of a prior-year charge of $1.0 million for the three months ended March 31, 2001. Animal feed recorded a $3.4 million restructuring and impairment charge, of which $0.8 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $2.6 million was related to employee severance and outplacement costs for 136 employees at various locations. The 2001 reversal of $1.0 million was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

    We anticipate restructuring charges of approximately $14 million in 2002 related to the integration of Purina Mills into Land O'Lakes Farmland Feed. In addition, we anticipate restructuring charges of approximately $9 million in 2002 related to the consolidation of dairy operations in the Upper Midwest and California.

INTEREST EXPENSE

    Interest expense for the three months ended March 31, 2002 was $17.5 million, compared to $11.8 million for the three months ended March 31, 2001. The $5.7 million, or 48.3%, increase primarily resulted from increased borrowing to finance the Purina Mills acquisition. Average debt balances increased by $280.7 million over the three months ended March 31, 2001. CoBank patronage reduced interest expense by $0.6 million for the three months ended March 31, 2002, compared to $0.5 million for the three months ended March 31, 2001. Combined interest rates for borrowings, excluding CoBank patronage, averaged 7.04% for the three months ended March 31, 2002, compared to 6.97% for the three months ended March 31, 2001.

GAIN ON SALE OF INTANGIBLE

    For the three months ended March 31, 2002, we recorded a gain of $4.2 million on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.

EQUITY IN LOSS OR EARNINGS OF AFFILIATED COMPANIES

    For the three months ended March 31, 2002, equity in loss of affiliated companies was $9.9 million, compared to a loss of $0.1 million for the three months ended March 31, 2001. Results for the three months ended March 31, 2002 included a loss from Agriliance of $9.2 million and a loss from the Canadian agronomy business of $0.6 million, driven by wet weather in the South and late snowfalls in the northern United States. Results for the three months ended March 31, 2001 primarily reflected a loss from Agriliance of $2.6 million, essentially offset by earnings from MoArk of $2.0 and earnings from other affiliated companies.

MINORITY INTEREST IN LOSS OR EARNINGS OF SUBSIDIARIES

    For the three months ended March 31, 2002, we recorded minority interest in earnings of subsidiaries of $0.9 million, compared to earnings of $1.6 million for the three months ended March 31, 2001. Minority interest in earnings of animal feed related subsidiaries was $1.4 million, partially offset by minority interest in the loss of other consolidated subsidiaries.

INCOME TAXES

    We recorded an income tax benefit of $6.2 million for the three months ended March 31, 2002, compared to an income tax benefit of $3.0 million for the three months ended March 31, 2001. The tax benefit resulted from member and non-member losses, predominantly in our agronomy business.

NET EARNINGS

    Net earnings decreased $14.0 million to a net loss of $1.0 million for the three months ended March 31, 2002, compared to net earnings of $13.0 million for the three months ended March 31, 2001. Improved margins in animal feed, swine and crop seed were more than offset by higher selling and administration expense, increased equity in loss of affiliated companies, and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    We rely on cash from operations, borrowings under our bank facilities and bank term debt and other institutionally placed funded debt as the main sources for financing working capital requirements, additions to property, plant and equipment and to complete acquisitions and joint ventures. Other sources of funding consist of leasing arrangements, a receivables securitization and the sale of non-strategic assets. Total long-term debt was $1,108.2 million, including $190.7 million in Capital Securities, as of March 31, 2002, and $1,147.5 million, including $190.7 million in Capital Securities, as of December 31, 2001.

    Net cash used by operating activities was $104.0 million for the three months ended March 31, 2002 and $70.4 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, net cash used by operating activities was $33.6 million more than for the three months ended March 31, 2001. This increase was primarily due to the acquisition of Purina Mills and decreased earnings.

    Net cash flows provided (used) by investing activities was $9.5 million for the three months ended March 31, 2002 and $(45.2) million for the three months ended March 31, 2001. The change was primarily due to sales of selected assets and a decrease in acquisition and investment spending subsequent to the Purina Mills acquisition in October 2001.

    Net cash flows (used) provided by financing activities was $(21.9) million for the three months ended March 31, 2002 and $111.7 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, we made payments of $41.7 million on existing long-term debt and payments of $20.1 million for redemption of member equities. At the same time, we increased short-term debt by $37.9 million to cover seasonal working capital needs. For the three months ended March 31, 2001, we borrowed $136.5 million in short-term debt and made payments of $25.3 million for redemption of member equities.

    Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Following the Purina Mills acquisition, we have significantly increased our leverage. As of March 31, 2002 we had $1,108.2 million outstanding in long-term debt, including $190.7 million of Capital Securities, and $91.4 million outstanding in short-term debt. In addition, as of March 31, 2002, $174.1 million was available under a $250 million revolving credit facility for working capital and general corporate purposes, after giving effect to borrowings of $48.4 million and $27.5 million of outstanding letters of credit, which reduce availability. Total equity as of March 31, 2002 was $830.2 million.

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

    The Term Loan A Facility is prepayable at any time without penalty. The Term Loan B Facility is prepayable with a penalty of 3% during the first year, 2% during the second year, 1% during the third year, and no penalty thereafter. The term loans will be subject to mandatory prepayments, subject to certain limited exceptions, in an amount equal to (1) 50% of excess cash flow of Land O'Lakes and the restricted subsidiaries, (2) 100% of the net cash proceeds of asset sales and dispositions of property of Land O'Lakes and the restricted subsidiaries, if not reinvested, (3) 100% of any casualty or condemnation receipts by Land O'Lakes and the restricted subsidiaries, if not used to repair or replace assets, (4) 100% of joint venture dividends or distributions received by Land O'Lakes or the restricted subsidiaries, to the extent that they relate to the sale of property, casualty or condemnation receipts, or the issuance of any equity interest in the joint venture, (5) 100% of net cash proceeds from the sale of inventory or accounts receivable in a securitization transaction to the extent cumulative proceeds from such transactions exceed $100.0 million and (6) 100% of net cash proceeds from the issuance of unsecured senior or subordinated indebtedness issued by Land O'Lakes. In February 2002, we made a $33.8 million prepayment on Term Loan A Facility and a $16.2 million prepayment on Term Loan B Facility, of which 75% was mandatory and 25% was optional.

    The amortization schedules for the Term Loan A and Term Loan B Facilities are provided below. (Schedules reflect the impact of the February 2002 prepayment.)


                                           TERM LOAN A   TERM LOAN B
                                          ------------  ------------
  2002 (paid 2/22/02)...........          $33,782,609   $ 16,217,391
  2003..........................           54,337,200      2,116,744
  2004..........................           71,064,057      2,822,325
  2005..........................           94,752,077      2,822,325
  2006..........................           71,064,057      2,822,325
  2007..........................                   --      2,822,325
  2008..........................                   --    220,376,564
                                          -----------   ------------
       Total....................          $325,000,000  $250,000,000
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

    In 1998, Capital Securities in an amount of $200 million were issued by a trust subsidiary of Land O' Lakes, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of these securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028 and correspond to the payment terms of the junior subordinated debentures which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of March 31, 2002, the outstanding balance of Capital Securities was $190.7 million.

    The credit agreements relating to the term loans and revolving credit facility and the indenture relating to the 8 3/4% senior notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreements relating to the term loans and revolving credit facility require us to maintain an interest coverage ratio of at least 2.50 to 1. Our ratio was 3.83 to 1 as of December 31, 2001 and 3.54 to 1 as of March 31, 2002. We are also required to maintain a leverage ratio of no greater than 4.75 to 1. The actual leverage ratio as of December 31, 2001 was 3.77 to 1 and 4.04 to 1 as of March 31, 2002. The required leverage ratio steps down to 4.25 to 1 as of October 11, 2002 and
3.75 to 1 as of October 11, 2003 and remains constant thereafter. More detailed descriptions of these covenants can be found in the credit agreements which are attached as exhibits to our Form 10-K for the year ended December 31, 2001.

    Indebtedness under the term loans and revolving credit facility is secured by substantially all of the material assets of Land O'Lakes and its wholly-owned domestic subsidiaries (other than LOL Finance Co. and LOLFC, LLC) and Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC), including real and personal property, inventory, accounts receivable, intellectual property and other intangibles, other than those receivables which have been sold in connection with our receivables securitization. Indebtedness under the term loans and revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries (other than LOL Finance Co. and LOLFC, LLC) and Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC). The 8 3/4% senior notes are unsecured but are guaranteed by the same entities which guaranty the obligations under the term loans and revolving credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

    In order to reduce overall financing costs, Land O'Lakes entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, Land O'Lakes, Land O'Lakes Farmland Feed LLC and Purina Mills, LLC sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Farmland Feed. This subsidiary is a qualifying special purpose entity (QSPE) under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes Farmland Feed LLC or Land O'Lakes, Inc. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables times the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, we have retained reserves for estimated losses. $75.8 million was initially drawn under this securitization and was used to repay a $75 million bridge facility with CoBank. A subsequent draw of $24.2 million was made April 1, 2002 and was used to pay down outstanding borrowings under our revolving credit facility.

    In addition, we lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $6.9 million for the three months ended March 31, 2002 and $6.5 million for the three months ended March 31, 2001. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases. We are also contingently liable for a $114 million synthetic lease entered into by Cheese and Protein International, LLC, ("CPI"), a consolidated joint venture 70% owned by Land O'Lakes, for the construction of a cheese and whey plant. The construction of the plant has been financed by a special purpose entity. The special purpose entity is not consolidated in Land O'Lakes financial statements and we have accounted for this arrangement as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," as amended. The base term of the lease commenced on March 31, 2002 and expires on the fifth anniversary, unless we request and the lessor approves one or more one-year base term extensions, which could extend the base term to no more than ten years. The interest rate on the lease is LIBOR-based and actual lease payments will vary with short-term interest rate fluctuations. Future minimum lease payments under this lease are included in the table below. At the conclusion of the lease term, CPI is obligated to pay the remaining lease balance. In the event CPI defaults on its obligations under the lease, Land O'Lakes could elect one of the following options: (i) assume the lease obligations of CPI, (ii) purchase the leased assets, (iii) fully cash collateralize the lease or (iv) nominate a replacement lessee to be approved by the lessor. As of March 31, 2002, the amount of the contingent liability was $94.3 million, the lease balance as of that date.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    At March 31, 2002, we had certain contractual obligations, which required us to make payments as follows:

                  PAYMENTS DUE BY PERIOD (AS OF MARCH 31, 2002)

 CONTRACTUAL CASH OBLIGATIONS       TOTAL     1 YEAR    2-3 YEARS   4-5 YEARS  AFTER 5 YEARS
 ----------------------------    ----------   -------   ---------   ---------  -------------
                                                       (IN THOUSANDS)
Revolving Credit
   Facility(1)...............    $       --  $     --   $     --    $      --    $     --
 Long-Term Debt(2)...........     1,165,867    57,681    163,552      150,854     793,780
 Operating Leases(3).........       226,307    27,040     51,108       43,713     104,446
                                 ----------   -------   --------     --------    --------
      Total Contractual
        Obligations..........    $1,392,174  $ 84,721   $214,660    $ 194,567    $898,226
                                 ==========  ========   ========    =========    ========

----------
(1) Maximum $250 million facility, of which $174.1 million was available as of March 31, 2002. $27.5 million of this commitment was unavailable due to outstanding letters of credit.

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

    We expect that our total capital expenditures will be approximately $90 million in 2002 and approximately $96 million in 2003. Of such amounts, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures is required each year. We had $17.7 million in capital expenditures for the three months ended March 31, 2002, compared to $18.3 million in capital expenditures for the three months ended March 31, 2001.

    We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the term debt, the revolving credit facilities and the 8 3/4% senior notes.

FORWARD - LOOKING STATEMENTS

         This Form 10-Q for the first quarter ended March 31, 2002 includes "forward-looking statements" that can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "pro forma," "as adjusted," "anticipates," "intend," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth below. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

RISK FACTORS

SUBSTANTIAL LEVERAGE -- OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT OBLIGATIONS AND OPERATE OUR BUSINESS.

    We are highly leveraged and have significant debt service obligations. As of March 31, 2002, after eliminating intercompany activity, our aggregate outstanding indebtedness was $1,199.6 million, excluding unused commitments, and our total equity was $830.2 million. For the year ended December 31, 2001, giving pro forma effect to the acquisition of Purina Mills as of January 1, 2001, our interest expense would have been $73.3 million. We may incur additional debt from time to time to finance strategic acquisitions, investments and alliances, capital expenditures or for other purposes, subject to the restrictions contained in our debt agreements.

    Our substantial debt could have important consequences to persons holding our outstanding indebtedness, including the following:

o we will be required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances and other general corporate requirements;

o our interest expense could increase if interest rates in general increase because a substantial portion of our debt will bear interest at floating rates;

o our substantial leverage will increase our vulnerability to general economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors which are less leveraged;

o our debt service obligations could limit our flexibility to plan for, or react to, changes in our business and the dairy and agricultural industries;

o our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements;

o our level of debt may prevent us from raising the funds necessary to repurchase all of our 8 3/4 senior notes due 2011 tendered to us upon the occurrence of a change of control, which would constitute an event of default under the senior notes; and

o our failure to comply with the financial and other restrictive covenants in our debt instruments could result in an event of default that, if not cured or waived, could cause our debt to become due immediately and permit our lenders to enforce their remedies.

See "Item 3.  Quantitative and Qualitative Disclosures about Market Risk."

ABILITY TO SERVICE DEBT -- SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

    We expect to obtain the cash to make payments on our debt, the New Credit Facilities and to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements from our operations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure investors that our business will generate sufficient cash flow from operations, that we will realize currently anticipated cost savings, net sales growth and operating improvements on schedule, or at all, or that future borrowings will be available to us under our credit facilities, in each case, in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we cannot service our indebtedness, we will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital, which may adversely affect our membership and affect their willingness to remain members. These remedies may not be effected on commercially reasonable terms, or at all. In addition, the terms of existing or future indebtedness agreements, including the credit agreements relating to the New Credit Facilities and the indenture, may restrict us from adopting any of these alternatives. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ADDITIONAL BORROWING CAPACITY -- DESPITE OUR SUBSTANTIAL LEVERAGE, WE WILL BE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR SUBSTANTIAL LEVERAGE.

    The agreements governing our debt will permit us, subject to certain conditions, to incur a significant amount of additional indebtedness. In addition, we may incur additional debt under our $250.0 million revolving credit facility, of which approximately $174.1 million was available to us as of March 31, 2002. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, could intensify.

RESTRICTIVE COVENANTS IN OUR DEBT INSTRUMENTS -- RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS LIMIT OUR ABILITY TO FINANCE FUTURE OPERATIONS OR CAPITAL NEEDS OR ENGAGE IN OTHER BUSINESS ACTIVITIES THAT MAY BE IN OUR INTEREST.

    The terms of our current debt agreements impose, and the terms of any future debt may impose, operating and other restrictions on us and certain of our subsidiaries. In addition, the agreements governing our outstanding credit facilities also require us to achieve specified financial and operating results and maintain compliance with specified financial ratios.

    The restrictions contained in our debt agreements could:

     o limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

     o adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

    A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could trigger cross default provisions in the agreements governing our other debt. If a default occurs, certain of our debt agreements allow the lenders to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable which would result in an event of default under the indenture governing our senior notes and a termination event under the agreements governing our receivables securitization. Lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, those lenders will also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If this debt was to be accelerated, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness. If not cured or waived, such default could give our lenders the right to enforce other remedies that would interrupt the operation of our business.

CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR REVENUES AND CASH FLOW.

     We are subject to the risks of:

     o evolving consumer preferences and nutritional and health-related concerns; and

     o changes in food distribution channels, such as consolidation of the supermarket industry and other retail outlets that result in a smaller customer base and intensify the competition for fewer customers.

    To the extent that consumer preference evolves away from products that we produce for health or other reasons, and we are unable to create new products that satisfy new consumer preferences, there will be a decreased demand for our products. There has been a recent trend toward consolidation among food retailers which we expect to continue. As a result, these food retailers are selecting product suppliers who can meet their needs nationwide. If we are not selected by these food retailers for one or more of our products, our sales volumes could be significantly reduced. In addition, national distributors or regional food brokers could choose not to carry our products. Because of the high degree of consolidation of national food distributors, the decision of a single such distributor not to carry our products could have a serious impact on our revenues. Any shift in consumer preferences away from our products could decrease our revenues and cash flow and impair our ability to fulfill our obligations under our debt obligations and operate our business.

COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

    Our business segments operate in highly competitive industries. In addition, some of our business segments compete with companies that have greater capital resources, research and development staffs, facilities, diversity of product lines and brand recognition than ours. Increased competition as to any of our products could result in reduced prices which would reduce our sales and margins.

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

INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILITY.

    We require a substantial amount of electricity, natural gas and gasoline to manufacture, store and transport our products. The prices of electricity, natural gas and gasoline fluctuate significantly over time. Many of our products compete based on price and we may not be able to pass on increased costs of production, storage or transportation to our customers. As a result, increases in the cost of electricity, natural gas or gasoline could substantially harm our business and results of operations. For instance, prices for natural gas, a key component in the manufacture of fertilizer, increased from approximately $2.50 per million Btu in January 2000 to approximately $10.00 per million Btu in January 2001. Depending upon the type of fertilizer produced, a one dollar increase in the price of gas can result in increased fertilizer costs ranging from $11.70 to $33.50 per ton. Agriliance was not able to pass on the entire increase in fertilizer costs to customers, therefore Agriliance's margins on fertilizer products were lower than they would have been had natural gas and fertilizer costs remained constant. In addition, the higher sales price of fertilizer resulted in a reduction of expected sales volume.

    Our dairy business requires a continuous supply of energy to refrigerate raw materials and finished products. Our largest dairy processing facility is located in California, which recently experienced an energy crisis that disrupted our dairy processing operations and increased our expenses. As a result of blackouts at our Tulare, California plant, to date we have been forced to dispose of approximately one million pounds of milk (which represents approximately 10% of one day's throughput at that plant). Although we have added electrical generating capacity at the Tulare plant, future blackouts at this or other plants may result in the interruption of our processing operations and the loss of perishable ingredients and products which could result in substantial financial losses.

OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

    The productivity and profitability of our businesses depend on animal and crop health and on disease control.

    We face the risk of outbreaks of mad cow disease, which could lead to the destruction of beef cattle and dairy cows and decreased demand for dairy and beef products. If this occurs, we would also face reduced milk supply and increased cost to produce our dairy products, which could reduce our sales and operating margins. In addition, we could have decreased demand for our feed products as dairy and beef producers decrease their herd sizes due to decreased demand for dairy and beef products.

    We face the risk of outbreaks of foot-and-mouth disease, which could lead to a massive destruction of cloven-hoofed animals such as dairy cattle, beef cattle, swine, sheep and goats and significantly reduce the demand for meat products. Because foot-and-mouth disease is highly contagious and destructive to susceptible livestock, any outbreak of foot-and-mouth disease could result in the widespread destruction of all potentially infected livestock. Our feed operations could suffer as a result of decreased demand for feed products. If this happens, we could also have difficulty procuring the milk we need for our dairy operations and incur increased cost to produce our dairy products, which could reduce our sales and operating margins. In addition, we may be prevented from selling or transporting hogs.

    Outbreaks of plant diseases and pests could destroy entire crops of plants for which we sell crop seed. If this occurs, the crops grown to produce seed could also be destroyed, resulting in a shortage of crop seed available for us to sell for the next planting season. In addition, there may be decreased demand for our crop seed from farmers who choose not to plant those species of crops affected by these diseases or pests. These shortages and decreased demand could reduce our sales.

CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR OPERATING PROFIT TO DECREASE.

    Many of our products, particularly in our dairy foods, animal feed and swine segments, use dairy or agricultural commodities as inputs or constitute dairy or agricultural commodity outputs. Consequently, increased cost of commodity inputs and decreased market price of commodity outputs may reduce our operating profit.

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

    The animal feed segment follows industry standards for feed pricing. The feed industry generally prices products on the basis of income over ingredient cost ("IOIC") per ton of feed. This practice mitigates the impact of volatility in commodity ingredient markets on our animal feed margins. However, if our commodity input prices were to increase dramatically, we may be unable to pass these prices on to our customers, who may find alternative feed sources at lower prices or may exit the market entirely. This increased expense could reduce our profitability.

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

DECREASE IN MILK SUPPLY COULD DECREASE OUR SALES AND INCREASE OUR COST OF PRODUCTION.

    We operate 14 dairy facilities which are located in different regions of the United States. Milk production in certain regions, including the Midwest and Northeast is decreasing as smaller producers in these regions have ceased milk production and larger producers in the West have increased milk production. A producer, whether a member or a non-member, may decide not to supply milk to us or may decide to stop supplying milk to us when the term of its contractual obligation expires. Where milk production in the Midwest and Northeast is not sufficient to fully support our operations, or where producers decide not to supply us with milk, we may not be able to operate our plants, may be forced to transport milk from a distance or may be forced to pay higher prices for our milk supply. This could result in our inability to meet customer demand and cause a decrease in sales. In addition, our costs of production would be increased due to increased transportation costs or increased costs for our milk supply. In the first quarter of 2002, our cost of sales for our dairy foods increased due to higher milk supply costs resulting from increased competition for decreased milk production in the Midwest.

WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

    We produce, market and sell products through numerous joint ventures with unaffiliated third parties. Our feed and agronomy businesses are primarily operated through joint ventures.

    The terms of each joint venture are different, but our joint venture agreements generally contain:

     o restrictions on our ability to transfer our ownership interest in the joint venture;

     o no right to receive distributions without the unanimous consent of the members of the joint venture; and

     o noncompetition arrangements restricting our ability to engage independently in the same line of business as the joint venture.

In addition to these restrictions, in connection with the formation of some of our joint ventures, we have entered into purchase or supply agreements which require us to purchase a minimum amount of the products produced by the joint venture or supply a minimum amount of the raw materials used by the joint venture. The day-to-day operations of some of our joint ventures are managed by us through a management contract and others are managed by other joint venture members. As a result, we do not have day-to-day control over certain of these companies. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our material joint ventures.

AGRILIANCE'S BUSINESS MAY BE ADVERSELY AFFECTED BY AGRILIANCE'S DEPENDENCE UPON ITS SUPPLIERS.

    Agriliance relies on a limited number of suppliers for the agronomy products it sells. In 2001, approximately 58% of Agriliance's crop protection products were sourced from three suppliers. In addition, Agriliance procures approximately 80% of its fertilizer needs from CF Industries and Farmland Industries. In the event Agriliance is unable to purchase its agronomy products on favorable terms from these suppliers, Agriliance may be unable to find suitable alternatives to meet its product needs.

A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.

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

WE MAY NOT SUCCESSFULLY IMPLEMENT THE STRATEGIES RELATING TO OUR RECENT ACQUISITIONS OR ACHIEVE THE ANTICIPATED BENEFITS FROM THESE ACQUISITIONS.

    In addition to the acquisition of Purina Mills, we have added more than 20 joint ventures and acquisitions over the past five years. However, Purina Mills represents our largest acquisition to date. The integration and consolidation of Purina Mills as well as the other acquisitions into our business require substantial management, financial and other resources. Such integration involves a number of significant risks, including:

     o   unforeseen liabilities;

     o unanticipated problems with the quality of the assets of the acquired businesses;

     o   loss of customers;

     o   personnel turnover;

     o   loss of relationships with suppliers or service providers; and

     o   diversion of management's attention from other aspects of our business.

    The effects of these risks and our inability to integrate and manage Purina Mills and the other acquired businesses successfully or to achieve a substantial portion of the anticipated cost savings from these acquisitions in the timeframe we anticipate, could have a material adverse effect on our business, financial condition or results of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    Our dairy business is affected by Federal price support programs and federal and state pooling and pricing programs to support the prices of certain products we sell. Federal and certain state regulations help ensure that the supply of raw milk flows in priority to fluid milk and soft cream producers before producers of hard products such as cheese and butter. In addition, as a producer of dairy products, we participate in the Federal market order system and pay into regional "pools" for the milk we use based on the amount of each class of dairy product we produce and the price of those products. If any of these programs was no longer available to us, the prices we pay for milk could increase and reduce our profitability.

    In addition, as a manufacturer of food and animal feed products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations issued thereunder by the Food and Drug Administration ("FDA"). The pasteurization of our milk and milk products is also subject to inspection by the United States Department of Agriculture. Several states also have laws that protect feed distributors or restrict the ability of corporations to engage in farming activities. These regulations may require us to alter or restrict our operations or cause us to incur additional costs in order to comply with the regulations.

INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

    We rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. Any infringement or misappropriation of our intellectual property could damage its value and could limit our ability to compete. We may have to engage in litigation to protect our rights to our intellectual property, which could result in significant litigation costs and require a significant amount of management's time.

    We license our LAND O LAKES and the Indian Maiden logo trademarks to certain of our joint ventures and other third parties for use in marketing certain of their products. We have invested substantially in the promotion and development of our trademarked brands and establishing their reputation as high-quality products. Actions taken by these parties may damage our reputation and our trademarks' value.

    We believe that the recipes and production methods for our dairy and spread products and formulas for our feed products are trade secrets. In addition, we have amassed a large body of knowledge regarding animal nutrition and feed formulation which we believe to be proprietary. Because most of this proprietary information is not patented, it may be more difficult to protect. We rely on security procedures and confidentiality agreements to protect this proprietary information, however such agreements and security procedures may be insufficient to keep others from acquiring this information. Any such dissemination or misappropriation of this information could deprive us of the value of our proprietary information.

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

    The sale of food products for human consumption involves the risk of injury to consumers and the sale of animal feed products involves the risk of injury to those animals as well as human consumers of those animals. Such hazards could result from:

     o   tampering by unauthorized third parties;

     o   product contamination (such as listeria and salmonella) or spoilage;

     o the presence of foreign objects, substances, chemicals, and other agents;

     o residues introduced during the growing, storage, handling or transportation phases; or

     o improperly formulated products which either do not contain the proper mixture of ingredients or which otherwise do not have the proper attributes.

    Some of the products we sell are produced for us by third parties, or contain inputs manufactured by third parties, and such third parties may not have adequate quality control standards to assure that such products are not adulterated, misbranded, contaminated or otherwise defective. In addition, we license our LAND O LAKES brand for use on products produced and marketed by third parties, for which we receive royalties. We may be subject to claims made by consumers as a result of products manufactured by these third parties which are marketed under our brand names.

    Consumption of our products may cause serious health-related illnesses and we may be subject to claims or lawsuits relating to such matters. Even an inadvertent shipment of adulterated products is a violation of law and may lead to an increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies. Such claims or liabilities may not be covered by our insurance or by any rights of indemnity or contribution which we may have against others in the case of products which are produced by third parties. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our brand image. In the past, we have voluntarily recalled certain of our products in response to reported or suspected contamination. If we determine to recall any of our products, we may face material consumer claims.

OUR BUSINESS IS SUBJECT TO THE RISK OF ENVIRONMENTAL LIABILITY AND WE COULD BE NAMED AS A RESPONSIBLE OR POTENTIALLY RESPONSIBLE PARTY.

    Many of our current and former facilities have been in operation for many years and, over that time, we and other operators of those facilities have generated, used, stored, or disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including chemicals and fuel stored in underground and above-ground tanks, animal wastes and large volumes of wastewater discharges. As a result, the soil and groundwater at or under certain of our current and former facilities may have been contaminated, and we may be required to make material expenditures to investigate, control and remediate such contamination.

    We have been identified as a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") at several national priority list sites and currently have unresolved liability with respect to the past disposal of hazardous substances at several of our current and former facilities and waste disposal facilities operated by third parties. CERCLA may impose joint and several liability on owners, operators and users of a facility for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal.

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

STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

    At May 1, 2002, approximately 27% of our employees were covered by collective bargaining agreements, some of which are due to expire within the year. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other nonunionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs.

THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.

    We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team and other key employees. If members of the management team or other key employees become unable or unwilling to continue in their present positions, the operation of our business would be disrupted and we may not be able to replace their skills and leadership in a timely manner to continue our operations as currently anticipated. We operate generally without employment agreements with, or key person life insurance on the lives of, our key personnel.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

    In the ordinary course of business, we are subject to market risk resulting from changes in commodity prices associated with dairy and other agricultural markets. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation --- Overview -- Factors Affecting Comparability -- Dairy and Agricultural Commodity Inputs and Outputs." To manage the potential negative impact of price fluctuations, we engage in various hedging and other risk management activities.

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

    The notional or contractual amount of futures contracts provides an indication of the extent of our involvement in such instruments for the dates and the periods provided below, but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of our futures contracts follows:

                                            AT MARCH 31,
                              ---------------------------------------
                                      2002                 2001
                              --------------------  -----------------
                               NOTIONAL     FAIR    NOTIONAL     FAIR
                                AMOUNT      VALUE    AMOUNT     VALUE
                               --------     -----   --------    -----
                                             (IN THOUSANDS)
 Commodity futures contracts
   Commitments to purchase.   $  65,417   $ 3,896   $  47,622   $(1,442)
   Commitments to sell.....     (42,469)    1,167     (33,565)     (733)
                              ---------   -------   ---------   -------
     Total outstanding
       derivatives.........   $  22,948   $ 5,063   $  14,057   $(2,175)
                              =========   =======   =========   =======

                                          THREE MONTHS ENDED MARCH 31,
                                -----------------------------------------------
                                          2002                    2001
                                ----------------------- -----------------------
                                             REALIZED                 REALIZED
                                NOTIONAL       GAINS      NOTIONAL      GAINS
                                 AMOUNT       (LOSSES)    AMOUNT       (LOSSES)
                               ----------   ----------- -----------   ---------
                                                (IN THOUSANDS)
   Commodity futures contracts
     Total volume of exchange
       traded contracts:
     Commitments to purchase.    $  83,094    $   (45)   $  52,759      $(422)
     Commitments to sell.....    $ (90,050)   $(1,606)   $ (54,181)     $(677)

INTEREST RATE RISK

    We are exposed to changes in interest rates. As of December 31, 2001 and March 31, 2002, we had $575 million and $573 million, respectively, in debt outstanding under the credit agreements relating to the term loans and revolving credit facility, all of which is variable rate debt. Interest rate changes generally do not affect the market value of this debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Holding other variables constant, including levels of indebtedness as of March 31, 2002, a one-percentage point increase in interest rates would have an estimated negative impact on pretax earnings and cash flows for the next twelve months of approximately $5.7 million.

INFLATION RISK

    Inflation is not expected to have a significant impact on our business, financial condition or results of operations. We generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Land O'Lakes has adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, Land O'Lakes will perform step one of the impairment testing of goodwill for the balances as of January 1, 2002 by June 30, 2002. Land O'Lakes will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, we are no longer amortizing goodwill, except for goodwill related to the acquisition of cooperatives and the formation of joint ventures. The following table presents a reconciliation of net earnings adjusted for the exclusion of amortization of goodwill no longer required to be amortized, net of income taxes:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                              -------------------
                                                2002        2001
                                              --------    -------

  Net (loss) earnings....................      $ (976)    $ 13,043
  Add back: Goodwill amortization,
  net of  tax............................          --        1,210
                                               ------     --------
  Adjusted net (loss) earnings...........      $ (976)    $ 14,253
                                               ======     ========

    Land O'Lakes adopted Emerging Issues Task Force (EITF) No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," on January 1, 2002. EITF No. 00-25 deals with the accounting for consideration paid from a vendor (typically a manufacturer or distributor) to a retailer, including slotting fees, cooperative advertising arrangements and buy-downs. The guidance in EITF 00-25 generally requires that these incentives be classified as a reduction of sales. The impact of the adoption decreased sales and selling and administration expense for the three months ended March 31, 2002 and 2001 by $25.6 million and $21.8 million, respectively.


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are currently subject to various legal actions arising in the normal course of business, none of which are expected to have a material effect on our results of operations, financial condition or cash flow.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

 EXHIBIT
   NO.                       DESCRIPTION
 -------                     -----------
  3.1 Restated Articles of Incorporation of Land O'Lakes, Inc., as amended, August 1998. (1)

  3.2        By-Laws of Land O'Lakes Inc., as amended, December 2000. (1)

 EXHIBIT
   NO.                       DESCRIPTION
 -------                     -----------
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

 10.1 Amendment dated February 4, 2002 to Employment Agreement between John Prince and Land O'Lakes, Inc. (2)

------------

(1) Incorporated by reference to the identical exhibit to the Company's Registration Statement on Form S-4 filed March 18, 2002.

(2) Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4 filed March 18, 2002.


         (b) REPORTS ON FORM 8-K            NONE

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Arden Hills, State of Minnesota, on the 15th day of May, 2002.

                              LAND O'LAKES, INC.

                              By           /s/  DANIEL KNUTSON
                                ---------------------------------------------
                                              Daniel Knutson
                                            Senior Vice President
                                         and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)