Form 10-Q
period 2002-06-30
LAND O LAKES INC
filed 2002-08-14
CIK 1032562

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

       (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.
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


Yes                   No    X
      --------           -------


The number of shares of the registrant's common stock outstanding as of July 31, 2002: 1,153 shares of Class A common stock, 5,874 shares of Class B common stock, 199 shares of Class C common stock, and 1,406 shares of Class D common stock.

                              TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
  PART I.  FINANCIAL INFORMATION..........................................................................         3
  ITEM I. FINANCIAL STATEMENTS............................................................................         3
  LAND O'LAKES, INC.
  Financial Statements (unaudited) for the three and six months ended June 30, 2002 and 2001
  Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001...................................         3
  Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001.........         4
  Consolidated Statements of Cash Flows for the six months ended   June 30, 2002 and 2001.................         5
  Notes to Consolidated Financial Statements..............................................................         6
  LAND O'LAKES FARMLAND FEED LLC
  Financial Statements (unaudited) for the three and six months ended June 30, 2002 and 2001
  Consolidated Balance Sheets as of June 30, 2002 and  December 31, 2001..................................        20
  Consolidated Statements of Operations for the three and six months ended  June 30, 2002 and 2001........        21
  Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001...................        22
  Notes to Consolidated Financial Statements..............................................................        23
  PURINA MILLS LLC
  Financial Statements (unaudited) for the three months ended June 30, 2002 and 2001, the three months ended March 31, 2002 and 2001, and the six months ended June 30, 2002 and 2001
  Consolidated Balance Sheets as of June 30, 2002, March 31, 2002 and December 31, 2001...................        35
  Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001,
    the three months ended March 31, 2002 and 2001, and the six months ended June 30, 2002 and 2001.......        36
  Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001,
    and the six months ended June 30, 2002 and 2001.......................................................        37
  Notes to Consolidated Financial Statements..............................................................        38

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........        41

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................        69

  PART II.  OTHER INFORMATION.............................................................................        71

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................        71

  SIGNATURES..............................................................................................        73


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              LAND O'LAKES, INC.

                         CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30,    DECEMBER 31,
                                                                   2002          2001
                                                                -----------  -------------
                                                                    ($ IN THOUSANDS)
                                                                       (UNAUDITED)
                                      ASSETS
Current assets:
    Cash and short-term investments........................     $   79,446    $   130,169
    Receivables, net.......................................        446,427        574,011
    Inventories............................................        502,699        450,774
    Prepaid expenses.......................................         96,488        185,490
    Other current assets...................................         26,014         27,038
                                                                ----------  -------------
       Total current assets................................      1,151,074      1,367,482
Investments................................................        588,318        568,130
Property, plant and equipment, net.........................        648,813        675,277
Goodwill, net..............................................        279,584        255,027
Other intangibles, net.....................................        107,582        108,987
Other assets...............................................        113,701        116,475
                                                                ----------  -------------
       Total assets........................................     $2,889,072    $ 3,091,378
                                                                ==========  =============

                             LIABILITIES AND EQUITIES

Current liabilities:
    Notes and short-term obligations.......................     $   31,518    $    33,971
    Current portion of long-term debt......................         26,059         19,546
    Accounts payable.......................................        448,105        652,309
    Accrued expenses.......................................        204,120        187,569
    Patronage refunds payable..............................         16,139         28,900
                                                                ----------  -------------
       Total current liabilites............................        725,941        922,295
Long-term debt.............................................      1,090,761      1,147,465
Employee benefits and other liabilities....................        109,055         82,801
Deferred tax liabilities...................................         42,920         42,495
Minority interests.........................................         60,064         59,806
Equities:
    Capital stock..........................................          2,252          2,305
    Member equities........................................        836,911        805,860
    Retained earnings......................................         21,168         28,351
                                                                ----------  -------------
       Total equities......................................        860,331        836,516
                                                                ----------  -------------
Commitments and contingencies
Total liabilities and equities.............................     $2,889,072    $ 3,091,378
                                                                ==========  =============

         See accompanying notes to consolidated financial statements.

                              LAND O'LAKES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE THREE MONTHS ENDED FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
                                                       -------------------------  ------------------------
                                                          2002         2001          2002        2001
                                                       ---------------------------------------------------
                                                                          ($ IN THOUSANDS)
                                                                            (UNAUDITED)
Net sales..........................................    $1,412,057     1,372,473    2,936,253    2,748,200
Cost of sales......................................     1,288,283     1,255,150    2,664,600    2,515,765
                                                       -----------  ------------  ----------- ------------
Gross profit.......................................       123,774       117,323      271,653      232,435
Selling, general and administration................       124,064        87,883      251,489      180,509
Restructuring and impairment charges (reversals)...         3,841         (843)        7,276      (1,809)
                                                       -----------  ------------  ----------- ------------
(Loss) earnings from operations....................       (4,131)        30,283       12,888       53,735
Interest expense, net..............................        17,401        12,557       34,948       24,309
Gain on legal settlement...........................      (32,699)             -     (32,699)            -
Gain on sale of intangibles........................             -             -      (4,184)            -
Gain on divestiture of businesses..................       (1,205)         (154)      (1,205)        (154)
Equity in earnings of affiliated companies.........      (44,227)      (37,370)     (34,366)     (37,291)
Minority interest in (loss) earnings of                   (1,024)         2,163         (90)        3,753
  subsidiaries.....................................
                                                       -----------  ------------  ----------- ------------
Earnings before income taxes.......................        57,623        53,087       50,484       63,118
Income tax expense.................................         9,327         8,897        3,164        5,885
                                                       -----------  ------------  ----------- ------------
Net earnings.......................................     $  48,296    $   44,190    $  47,320    $  57,233
                                                       ===========  ============  =========== ============

Applied to:
    Members equities
      Allocated patronage refunds..................     $  42,222    $   29,963    $  53,796    $  43,067
      Deferred equities............................         1,493         4,160     (10,593)        2,846
                                                       -----------  ------------  ----------- ------------
                                                           43,715        34,123       43,203       45,913
    Retained earnings..............................         4,581        10,067        4,117       11,320
                                                       -----------  ------------  ----------- ------------
                                                        $  48,296    $   44,190    $  47,320    $  57,233
                                                       ===========  ============  =========== ============

         See accompanying notes to consolidated financial statements.

                              LAND O'LAKES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,
                                                             ---------------------------------
                                                                2002                2001
                                                             ---------------------------------
                                                                     ($ IN THOUSANDS)
                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings...........................................  $    47,320       $    57,233
   Adjustment to reconcile net earnings to cash provided
      by operating activities:
      Depreciation and amortization.......................       54,034            43,147
      Bad debt expense....................................        2,636             1,054
      Proceeds from patronage revolvement received........          261               367
      Non-cash patronage income...........................        (203)           (1,478)
      Increase in other assets............................     (23,336)           (7,095)
      Increase in other liabilities.......................       25,863               241
      Restructuring and impairment charges (reversals)....        7,276           (1,809)
      Gain from divestiture of businesses.................      (1,205)             (154)
      Equity in earnings of affiliated companies..........     (34,366)          (37,291)
      Minority interests..................................         (90)             3,753
      Other...............................................      (2,141)           (3,592)
   Changes in current assets and liabilites, net of
      acquisitions and divestitures:
      Receivables.........................................      107,416            21,561
      Inventories.........................................     (57,268)          (62,506)
      Other current assets................................       90,719           121,237
      Accounts payable....................................    (196,464)          (85,582)
      Accrued expenses....................................        9,700          (22,896)
                                                             -----------    --------------
   Net cash provided by operating activities                     30,152            26,190
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment.............     (34,841)          (37,601)
   Acquisitions, net of cash acquired.....................     (13,300)                 -
   Payments for investments...............................      (4,669)          (44,834)
   Proceeds from divestiture of business..................        1,710                 -
   Proceeds from sale of investments......................       21,059             1,623
   Proceeds from sale of property, plant and
     equipment............................................        9,828             6,638
   Other..................................................        7,707             2,836
                                                             -----------    --------------
   Net cash provided (used) by investing activities.......          794          (84,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term debt............................       10,320           103,665
   Proceeds from issuance of long-term debt...............        2,622            48,249
   Payments on principal of long-term debt................     (60,147)          (51,543)
   Payments for redemption for member equities............     (36,472)          (45,847)
   Other..................................................        2,008              (70)
                                                             -----------    --------------
   Net cash (used) provided by financing activities.......     (81,669)            54,454
                                                             -----------    --------------
   Net decrease in cash...................................     (50,723)           (3,994)
Cash and short-term investments at beginning of period....      130,169             3,994
                                                             -----------    --------------
Cash and short-term investments at end of period..........  $    79,446       $         -
                                                             ===========    ==============
Supplementary Disclosure of Cash Flow Information:
   Cash paid during periods for:
      Interest, net of interest capitalized...............  $    35,784       $    29,180
      Income taxes (recovered) paid.......................  $  (27,616)       $    14,241

         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ($ IN THOUSANDS IN TABLES)
                                 (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The unaudited consolidated financial statements reflect, in the opinion of the management of Land O'Lakes, Inc. (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2001 included in our Registration Statement on Form S-4, as amended. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, the Company has performed step one of the impairment testing of goodwill by June 30, 2002. For all segments, the fair market value exceeded the carrying amount. Therefore, the second step of impairment testing was not required and no impairment has been recognized in the current year of adoption. The Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, the Company is no longer amortizing goodwill, except for goodwill related to the acquisition of cooperatives and the formation of joint ventures.

                                                         THREE MONTHS        SIX MONTHS
                                                        ENDED JUNE 30,     ENDED JUNE 30,
                                                       ----------------   ----------------
                                                        2002     2001      2002     2001
                                                       ------- --------   -------  -------
Net earnings.......................................    $48,296 $ 44,190   $47,320 $ 57,233
Add back: Goodwill amortization, net of tax........          -    1,702         -    2,912
                                                       ------- --------   ------- --------
Adjusted net earnings..............................    $48,296 $ 45,892   $47,320 $ 60,145
                                                       ======= ========   ======= ========


                                                  2001       2000        1999
                                                  ----       ----        ----
Net earnings................................    $ 71,488   $ 102,932    $ 21,399
Add back: Goodwill amortization, net of tax.       5,884       7,741       6,721
                                                --------   ---------    --------
Adjusted net earnings.......................    $ 77,372    $110,673    $ 28,120
                                                ========   =========    ========

   The Company adopted Emerging Issues Task Force (EITF) No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," on January 1, 2002. EITF No. 00-25 deals with the accounting for consideration paid from a vendor (typically a manufacturer or distributor) to a retailer, including slotting fees, cooperative advertising arrangements and buy-downs. The guidance in EITF 00-25 generally requires that these incentives be classified as a reduction of sales. The impact of the adoption decreased sales and selling and administration expense for the six months ended June 30, 2002 and 2001 by $50.9 million and $46.7 million, respectively.

   2.  GOODWILL AND OTHER INTANGIBLE ASSETS

   A summary of intangible assets follows:

                                                                 AS OF JUNE 30, 2002
                                                              ----------------------------
                                                              GROSS CARRYING  ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                              -------------- -------------
                     Amortized intangible assets
                       Trademarks.........................       $ 4,418       $ (1,592)
                       Patents............................        16,373           (818)
                       Agreements not to compete..........         8,871         (3,759)
                       Other..............................        12,706         (5,580)
                                                                 -------       ---------
                       Total..............................       $42,368       $(11,749)
                                                                 =======       =========
                     Unamortized intangible assets
                       Trademarks.........................       $76,963
                                                                 =======
                     Aggregate amortization expense:
                       For six months ended June 30, 2002.       $ 2,803
                     Estimated amortization expense:
                       For six months ended December 31,         $ 3,933
                         2002.............................
                       For year ended December 31, 2003...         4,420
                       For year ended December 31, 2004...         3,822
                       For year ended December 31, 2005...         3,415
                       For year ended December 31, 2006...         3,393
                       For year ended December 31, 2007...         3,393

   The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

                                                             DAIRY FOODS     FEED     SEED   SWINE    AGRONOMY  OTHER     TOTAL
                                                            ------------    ------   ------  -----    --------  ------    -----
          Balance as of January 1, 2002....................    $40,285    $109,463  $15,704  $ 701    $74,904  $13,970  $255,027
            Madison Dairy additional
               purchase price..............................     26,461           -        -      -          -        -    26,461
            Agriliance additional purchase price...........          -           -        -      -      1,709        -     1,709
            Reallocation of purchase price.................          -       1,730    1,240      -          -       14     2,984
            Amortization expense...........................          -        (375)     (18)   (27)    (3,064)    (462)   (3,946)
            Goodwill written off related to
               sale of business unit.......................         --      (2,600)      --     --         --      (51)   (2,651)
                                                               -------    --------  -------  -----    -------  -------  --------
          Balance as of June 30, 2002......................    $66,746    $108,218  $16,926  $ 674    $73,549  $13,471  $279,584
                                                               =======    ========  =======  =====    =======  =======  ========

3.  RECEIVABLES

   A summary of receivables is as follows:

                                                                    JUNE 30,  DECEMBER 31,
                                                                      2002       2001
                                                                   --------   ---------
                   Trade accounts..............................    $246,908   $ 287,229
                   Notes and contracts.........................      49,215      50,626
                   Notes from sale of trade receivables (see        103,653     192,403
                     Note 4)...................................
                   Other.......................................      68,177      66,707
                                                                   --------   ---------
                                                                    467,953     596,965
                   Less allowance for doubtful accounts........      21,526      22,954
                                                                   --------   ---------
                   Total receivables, net......................    $446,427   $ 574,011
                                                                   ========   =========

   A substantial portion of Land O'Lakes receivables is concentrated in the agricultural industry. Collections of these receivables may be dependent upon economic returns from farm crop and livestock production. The Company's credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.

4.  RECEIVABLES PURCHASE FACILITY

   In December 2001, the Company established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity (SPE) was established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheet. However, the Company retains credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At June 30, 2002, $30.0 million was outstanding under this facility and $70.0 million remained available. The total accounts receivable sold during the three months and six months ended June 30, 2002 were $610.7 million and $1,264.8 million, respectively.

5.  INVENTORIES

   A summary of inventories is as follows:

                                                      JUNE 30, DECEMBER 31,
                                                        2002      2001
                                                     --------   ---------
                                 Raw materials...    $ 93,827   $  81,923
                                 Work in process.      35,819      37,423
                                 Finished goods..     373,053     331,428
                                                     --------   ---------
                                 Total inventories   $502,699   $ 450,774
                                                     ========   =========

6.  INVESTMENTS

   A summary of investments is as follows:

                                                                     JUNE 30,  DECEMBER 31,
                                                                       2002       2001
                                                                    --------   ---------
                  CF Industries, Inc............................    $249,502   $ 248,502
                  Agriliance, LLC...............................     123,176      84,030
                  Ag Processing Inc.............................      38,263      38,977
                  MoArk LLC.....................................      42,419      47,593
                  Advanced Food Products LLC....................      26,264      27,487
                  CoBank, ACB...................................      21,886      21,549
                  Melrose Dairy Proteins, LLC...................       9,265       8,253
                  PEC Mark II (Malta Cleyton)...................           -       7,681
                  Universal Cooperatives........................       6,196       6,196
                  Prairie Farms Dairy, Inc......................       4,791       4,754
                  Other -- principally cooperatives and joint         66,556      73,108
                    ventures....................................    --------   ---------
                  Total investments.............................    $588,318   $ 568,130
                                                                    ========   =========

7.  PROPERTY, PLANT AND EQUIPMENT

   A summary of property, plant and equipment is as follows:

                                                               JUNE 30,   DECEMBER 31,
                                                                 2002        2001
                                                              ----------  ----------
                      Land and land improvements..........    $   51,109  $   51,818
                      Buildings and building equipment....       308,107     311,499
                      Machinery and equipment.............       585,643     560,244
                      Software............................        38,487      38,438
                      Construction in progress............        38,225      56,769
                                                              ----------  ----------
                      Total property, plant and equipment.     1,021,571   1,018,768
                      Less accumulated depreciation.......       372,758     343,491
                                                              ----------  ----------
                      Total property, plant and equipment,
                        net...............................    $  648,813  $  675,277
                                                              ==========  ==========

8.  RESTRUCTURING AND IMPAIRMENT CHARGES

   For the six months ended June 30, 2002, the Company recorded restructuring and impairment charges of $7.3 million. Of this amount, $2.8 million represented severance and outplacement costs for 136 employees at the Ft. Dodge, IA office facility and other feed plant facilities, $1.5 million represented severance and outplacement costs for 82 employees for the Faribault, MN dairy plant facility closure, $1.3 million represented a write-down of the Faribault, MN dairy plant to its estimated fair value, and $1.7 million represented a write-down of certain feed plant assets to their estimated fair value.

   For the six months ended June 30, 2001, the Company recorded a restructuring reversal of $1.8 million for the sale of certain feed assets that had been written off in December 2000, and to reflect the decision to continue to operate a plant previously scheduled for shutdown.

9.  GAIN ON LEGAL SETTLEMENT

   In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, the Company was a party to this action as a member of the class. In February 2000, however, the Company decided to pursue its claims against the defendants outside the class action. To date in 2002, the Company has received settlement proceeds of $32.7 million from several of the defendants. These settlements were reached with defendants who represent less than half of the Company's total vitamin product purchases in dispute. The Company is currently pursuing similar claims against the remaining defendants. With respect to the pending claims, the factual discovery phase has ended and a January 2003 trial date has been set.

10.  GAIN ON SALE OF INTANGIBLES

   For the six months ended June 30, 2002, the Company recorded a $4.2 million gain on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.

11.  DEBT OBLIGATIONS

   The weighted average interest rate on short-term borrowings and notes outstanding at June 30, 2002 and December 31, 2001 was 3.91% and 6.52%, respectively.

   As of June 30, 2002, interest rates on the Term A Loan, the Term B Loan, and the revolving credit facility were 4.73%, 5.73% and 4.34%, respectively.

12.  SEGMENT INFORMATION

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

                                              DAIRY FOODS      FEED     SEED      SWINE    AGRONOMY    OTHER    CONSOLIDATED
                                              -----------      ----     ----      -----    --------    -----    ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2002

   Net sales.............................       $ 710,302  $ 579,448  $ 97,189  $ 21,814   $      -   $ 3,304   $ 1,412,057
   Cost of sales.........................         671,966    509,206    83,087    22,111          3     1,910     1,288,283
   Selling, general and administration...          40,135     63,733    10,180     1,568      5,938     2,510       124,064
   Restructuring and impairment charges..           2,800      1,041         -         -          -         -         3,841
   Interest expense, net.................           5,437      7,071       743     1,252      2,211       687        17,401
   Gain on legal settlement..............           (828)   (31,871)         -         -          -         -      (32,699)
   (Gain) loss on divestiture of
     businesses..........................         (1,281)          -         -         -          -        76       (1,205)
   Equity in (earnings) loss of affiliated
     companies...........................           (467)      (110)     (201)       365   (49,172)     5,358      (44,227)
   Minority interest in (loss) earnings
     of subsidiaries.....................         (2,032)        971         -         -          -        37       (1,024)
                                              ----------- ----------  -------- --------- ---------- ---------  ------------
   (Loss) earnings before income taxes...       $ (5,428)   $ 29,407  $  3,380  $(3,482)   $ 41,020  $(7,274)  $     57,623
                                              =========== ==========  ======== ========= ========== =========  ============

FOR THE THREE MONTHS ENDED JUNE 30, 2001

   Net sales.............................       $ 830,028  $ 401,474  $109,588  $ 28,134    $     -  $  3,249  $  1,372,473
   Cost of sales.........................         771,266    363,950    94,205    24,002          4     1,723     1,255,150
   Selling, general and administration...          44,266     26,794    10,759     1,877      2,521     1,666        87,883
   Restructuring and impairment reversal.               -      (843)         -         -          -         -         (843)
   Interest expense, net.................           4,826      1,690     1,692     1,541      2,593       215        12,557
   Gain on divestiture of business.......               -      (154)         -         -          -         -         (154)
   Equity in (earnings) loss of affiliated
     companies...........................         (2,764)        337       116   (1,921)   (34,606)     1,468      (37,370)
   Minority interest in (loss) earnings
     of subsidiaries.....................           (223)      2,393       (3)         -          -       (4)         2,163

                                              ----------- ----------  -------- --------- ---------- --------- -------------
   Earnings (loss) before income taxes...       $  12,657   $  7,307  $  2,819  $  2,635   $ 29,488  $(1,819)  $     53,087
                                              =========== ==========  ======== ========= ========== ========= =============

                                              DAIRY FOODS      FEED     SEED      SWINE    AGRONOMY    OTHER    CONSOLIDATED
                                              -----------      ----     ----      -----    --------    -----    ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2002

   Net sales.............................     $ 1,441,430 $1,189,974  $252,892  $ 45,694   $     -   $ 6,263   $  2,936,253
   Cost of sales.........................       1,358,029  1,045,665   213,655    43,628         3     3,620      2,664,600
   Selling, general and administration...          84,676    126,050    23,157     3,229     9,485     4,892        251,489
   Restructuring and impairment charges..           2,800      4,476         -         -         -         -          7,276
   Interest expense, net.................           9,795     15,100     1,716     2,637     4,298     1,402         34,948
   Gain on legal settlement..............           (828)   (31,871)         -         -         -         -       (32,699)
   Gain on sale of intangibles...........               -    (4,184)         -         -         -         -        (4,184)
   (Gain) loss on divestiture of
     businesses..........................         (1,281)          -         -         -         -        76        (1,205)
   Equity in loss (earnings) of affiliated
     companies...........................              63      (568)     (105)       204  (39,366)     5,406       (34,366)
   Minority interest in (loss) earnings
     of subsidiaries.....................         (2,569)      2,370         -         -         -       109           (90)
                                              ----------- ---------- --------- --------- --------- --------- --------------
   (Loss) earnings before income taxes...       $ (9,255)   $ 32,936  $ 14,469  $(4,004)  $ 25,580  $(9,242)   $     50,484
                                              =========== ========== ========= ========= ========= ========= ==============

FOR THE SIX MONTHS ENDED JUNE 30, 2001

   Net sales.............................     $1,586,380   $ 809,919  $291,406  $ 53,719  $      -   $ 6,776   $  2,748,200
   Cost of sales.........................      1,474,345     740,370   247,923    48,704         8     4,415      2,515,765
   Selling, general and administration...         85,392      55,112    22,723     3,711     9,570     4,001        180,509
   Restructuring and impairment
     reversals ..........................              -     (1,809)         -         -         -         -        (1,809)
   Interest expense, net.................          9,750       2,827     4,049     3,197     4,145       341         24,309
   Gain on divestiture of business.......              -       (154)         -         -         -         -          (154)
   Equity in earnings of affiliated
     companies.........................          (3,055)       (142)     (418)   (2,064)  (31,062)     (550)       (37,291)
   Minority interest in (loss) earnings

     of subsidiaries.....................          (398)       4,165       (2)        -         -       (12)          3,753

                                              ----------- ---------- --------- --------- --------- --------- --------------
   Earnings (loss) before income taxes...      $  20,346   $   9,550  $ 17,131  $    171  $ 17,339  $(1,419)   $     63,118
                                              =========== ========== ========= ========= ========= ========= ==============


13.  CONSOLIDATING FINANCIAL INFORMATION

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

                              LAND O'LAKES. INC.

                   SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                JUNE 30, 2002

                                   LAND
                                 O'LAKES,    CONSOLIDATED   MAJORITY
                                   INC.         WHOLLY       OWNED
                                  PARENT         OWNED    CONSOLIDATED  NON-GUARANTOR
                                 COMPANY     GUARANTORS    GUARANTOR     SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                               ------------  ------------ ------------  --------------  -----------  ------------
                                                         ($ IN THOUSANDS)
                                                            (UNAUDITED)
                                                              ASSETS
Current assets:
    Cash and short-term
      investments...........    $    61,735    $   11,210   $  (1,406)    $      7,907   $        -    $   79,446
    Receivables, net........        451,192        25,389       90,875          49,743    (170,772)       446,427
    Inventories.............        325,557        64,840      106,349           5,953            -       502,699
    Prepaid expenses........         87,056         3,674        5,224             534            -        96,488
    Other current assets....         17,817           150        7,444             603            -        26,014
                               ------------  ------------ ------------  --------------  -----------  ------------
       Total current assets.        943,357       105,263      208,486          64,740    (170,772)     1,151,074
Investments.................      1,081,915         3,263       31,208           1,452    (529,520)       588,318
Property, plant and
  equipment, net............        268,309        28,217      299,647          52,640            -       648,813
Goodwill, net...............        158,900        13,355      107,019             310            -       279,584
Other intangibles, net......          7,268           669       99,336             309            -       107,582
Other assets................         56,224         2,075       25,301          41,859     (11,758)       113,701
                               ------------  ------------ ------------  --------------  -----------  ------------
       Total assets.........    $ 2,515,973    $  152,842   $  770,997    $    161,310   $(712,050)    $2,889,072
                               ============  ============ ============  ==============  ===========  ============

                                                        LIABILITIES AND EQUITIES

Current liabilities:
    Notes and short-term
      obligations...........    $     2,105    $    2,758   $   1,613     $     64,877   $ (39,835)    $   31,518
    Current portion of
      long-term debt........         25,853        62,368        (12)               60     (62,210)        26,059
    Accounts payable........        286,025        67,854      88,754           16,470     (10,998)       448,105
    Accrued expenses........        168,163         2,067      30,225            3,665            -       204,120
    Patronage refunds
      payable...............         16,139             -           -                -            -        16,139
                               ------------  ------------ ------------  --------------  -----------  ------------
       Total current
         liabilities........        498,285       135,047     120,580           85,072    (113,043)       725,941
Long-term debt..............      1,074,177        10,373      56,129           19,569     (69,487)     1,090,761
Employee benefits and
  other liabilities.........         74,843             1      33,930              281            -       109,055
Deferred tax liabilities....         41,640         1,280           -                -            -        42,920
Minority interests..........          8,048             -          54           12,366       39,596        60,064
Equities:
    Capital stock...........          2,252         1,084     505,207           51,370    (557,661)         2,252
    Member equities.........        836,911             -           -                -            -       836,911
    Retained earnings.......       (20,183)         5,057      55,097          (7,348)     (11,455)        21,168
                               ------------  ------------ ------------  --------------  -----------  ------------
       Total equities.......        818,980         6,141     560,304           44,022    (569,116)       860,331
                               ------------  ------------ ------------  --------------  -----------  ------------
Total liabilities and
  equities..................    $ 2,515,973    $  152,842   $ 770,997     $    161,310   $(712,050)    $2,889,072
                               ============  ============ ============  ==============  ===========  ============

                              LAND O'LAKES, INC.

              SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                   LAND
                                 O'LAKES,    CONSOLIDATED    MAJORITY
                                   INC.         WHOLLY         OWNED
                                  PARENT        OWNED       CONSOLIDATED  NON-GUARANTOR
                                 COMPANY      GUARANTORS     GUARANTOR    SUBSIDIARIES   CONSOLIDATED
                               -------------  ------------  ------------  -------------- ------------
                                          ($ IN THOUSANDS)
                                            (UNAUDITED)
Net sales.....................  $   772,994    $   53,935    $  562,755     $    22,373  $ 1,412,057
Cost of sales.................      730,784        36,210       494,064          27,225    1,288,283
                               -------------  ------------  ------------  -------------- ------------
Gross profit..................       42,210        17,725        68,691         (4,852)      123,774
Selling, general and
  administration..............       47,973        16,661        60,055           (625)      124,064
Restructuring and impairment
  charges.....................        2,800             -         1,041               -        3,841
                               -------------  ------------  ------------  -------------- ------------
(Loss) earnings from
  operations..................      (8,563)         1,064         7,595         (4,227)      (4,131)
Interest expense (income), net       17,162         1,039         (646)           (154)       17,401
Gain on legal settlement......     (32,699)             -             -               -     (32,699)
Loss (gain) on divestiture
  of business.................          364             -             -         (1,569)      (1,205)
Equity in earnings of
  affiliated companies........     (44,194)                        (33)                     (44,227)
                                                        -                             -
Minority interest in (loss)
  earnings of subsidiaries....      (1,886)             -           122             740      (1,024)
                               -------------  ------------  ------------  -------------- ------------
Earnings (loss) before income
  taxes.......................       52,690            25         8,152         (3,244)       57,623
Income tax expense (benefit)..        9,090           181          (94)             150        9,327
                               -------------  ------------  ------------  -------------- ------------
Net earnings (loss)...........   $   43,600    $    (156)    $    8,246    $    (3,394)   $   48,296
                               =============  ============  ============  ============== ============


                              LAND O'LAKES, INC.

              SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                   LAND
                                 O'LAKES,    CONSOLIDATED    MAJORITY
                                   INC.         WHOLLY         OWNED
                                  PARENT         OWNED      CONSOLIDATED  NON-GUARANTOR
                                 COMPANY      GUARANTORS     GUARANTOR    SUBSIDIARIES   CONSOLIDATED
                               -------------  ------------  ------------  -------------  ------------
                                          ($ IN THOUSANDS)
                                            (UNAUDITED)
Net sales.....................  $1,629,756    $  103,901   $ 1,152,708     $    49,888  $  2,936,253
Cost of sales.................   1,519,920        80,053     1,012,202          52,425     2,664,600
                               -------------  ------------  ------------  -------------  ------------
Gross profit..................     109,836        23,848       140,506         (2,537)       271,653
Selling, general and
administration................     106,209        22,783       118,887           3,610       251,489
Restructuring and impairment             -             -             -               -             -
  charges.....................       2,800             -         4,476               -         7,276
                               -------------  ------------  ------------  -------------  ------------
Earnings (loss) from
  operations..................         827         1,065        17,143         (6,147)        12,888
Interest expense (income), net      34,573         2,032       (1,439)           (218)        34,948
Gain on legal settlement......    (32,699)             -             -               -      (32,699)
Gain on sale of intangibles...           -             -             -         (4,184)       (4,184)
Loss (gain) on divestiture
  of business.................         364             -             -         (1,569)       (1,205)
Equity in earnings of
  affiliated companies........     (34,130)            -         (236)               -      (34,366)
Minority interest in (loss)
  earnings of subsidiaries....        (716)            -           308             318          (90)
                               -------------  ------------  ------------  -------------  ------------
Earnings (loss) before
  income taxes................       33,435        (967)        22,694         (4,678)        50,484
Income tax expense (benefit)..        2,637          413         (496)             610         3,164
                               -------------  ------------  ------------  -------------  ------------
Net earnings (loss)...........   $   30,798    $ (1,380)     $  23,190       $ (5,288)    $   47,320
                               =============  ============  ============  =============  ============

                              LAND O'LAKES, INC.

              SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                       LAND
                                                     O'LAKES,   CONSOLIDATED  MAJORITY
                                                        INC.       WHOLLY      OWNED
                                                       PARENT       OWNED    CONSOLIDATED NON-GUARANTOR
                                                      COMPANY     GUARANTORS  GUARANTOR    SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                     -----------  ----------- -----------  ------------- ------------ ------------
                                                               ($ IN THOUSANDS)
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)...........................    $  30,798  $  (1,380)  $  23,190    $   (5,288)        $    -     $  47,320
   Adjustment to reconcile net earnings (loss)
     to cash provided (used) by operating
     activities:
     Depreciation and amortization...............       26,818       1,920     23,728          1,568             -        54,034
     Bad debt expense............................          786           -      1,850              -             -         2,636
     Proceeds from patronage revolvement
       received..................................          261           -          -              -             -           261
     Non-cash patronage income..........                 (203)           -          -              -             -         (203)
     (Increase) decrease in other assets.........     (20,620)       1,251    (5,115)          6,952       (5,804)      (23,336)
     Increase (decrease) in other liabilities....       28,465       (153)    (2,448)            (1)             -        25,863
     Restructuring and impairment charges .......        2,800           -      4,476              -             -         7,276
     Loss (gain) on divestiture of businesses....          364           -          -        (1,569)             -       (1,205)
     Equity in earnings of affiliated companies..     (34,130)           -      (236)              -             -      (34,366)
     Minority interests..........................        (716)           -        308            318             -          (90)
     Other.......................................        (842)           -         66         (1,365)            -       (2,141)
   Changes in current assets and liabilities, net
     of acquisitions and divestitures:
     Receivables.................................      110,673     (1,733)     21,783        (7,422)      (15,885)       107,416
     Inventories.................................     (52,411)     (7,454)      1,198          1,399             -      (57,268)
     Other current assets........................       84,003       5,799        969           (52)             -        90,719
     Accounts payable............................    (166,303)       2,621   (23,323)          1,463      (10,922)     (196,464)
     Accrued expenses............................       20,794     (4,891)    (6,199)            (4)             -         9,700
                                                   -----------  ----------- -----------  -------------    ----------    ----------
   Net cash provided (used) by operating
     activities..................................       30,537     (4,020)     40,247        (4,001)      (32,611)        30,152
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment....     (22,756)       (995)    (8,464)        (2,626)             -      (34,841)
   Payments for investments......................      (4,665)         (4)          -              -             -       (4,669)
   Proceeds from divestiture of business.........        1,710          -           -              -             -         1,710
   Proceeds from sale of investment..............       20,003          -       1,056              -             -        21,059
   Proceeds from sale of property, plant and
     equipment...................................        4,243          -       4,397          1,188             -         9,828
   Other.........................................        7,707          -           -              -             -         7,707
                                                   -----------  ----------- -----------  -------------    ----------    ----------
   Net cash provided (used) by investing
     activities..................................        6,242      (999)     (3,011)        (1,438)             -           794
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in short-term debt........     (19,572)      2,919     (2,923)          2,783        27,113        10,320
   Proceeds from issuance of long-term debt......        2,622          -           -              -             -         2,622
   Payments on principal of long-term debt.......     (23,344)          -    (34,993)        (1,810)             -      (60,147)
   Payments for redemption for member
     equities....................................     (36,472)          -           -              -             -      (36,472)
   Other.........................................      (9,332)      4,220         301          1,321         5,498         2,008
                                                   -----------  ----------- -----------  -------------    ----------    ----------
   Net cash (used) provided by financing
     activities..................................     (86,098)      7,139    (37,615)          2,294        32,611      (81,669)
                                                   -----------  ----------- -----------  -------------    ----------    ----------
   Net (decrease) increase in cash...............     (49,319)      2,120       (379)        (3,145)             -      (50,723)
Cash and short-term investments at
  beginning of period............................      111,054      9,090     (1,027)         11,052             -       130,169
                                                   -----------  ----------- -----------  -------------    ----------    ----------
Cash and short-term investments at end of period.    $  61,735   $ 11,210  $  (1,406)     $    7,907        $    -     $  79,446
                                                   ===========  =========== ===========  =============    ==========    ==========

                              LAND O'LAKES, INC.

                   SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 2001

                          LAND
                        O'LAKES,  CONSOLIDATED     MAJORITY
                          INC.       WHOLLY         OWNED
                        PARENT       OWNED      CONSOLIDATED    NON-GUARANTOR
                        COMPANY   GUARANTORS     GUARANTOR      SUBSIDIARIES    ELIMINATION    CONSOLIDATED
                        -------   ----------    ------------    ------------    -----------    ------------
                                                       ($ IN THOUSANDS)

                                                            ASSETS
Current assets:
  Cash and short-term $  111,054   $   9,090     $  (1,027)       $ 11,052       $      --      $   130,169
     investments.
  Receivables, net       552,951      23,659       136,949          47,109        (186,657)         574,011
  Inventories....        276,115      57,388       107,548           9,723              --          450,774
  Prepaid expenses       168,486       9,625         6,265           1,114              --          185,490
  Other current
    assets.......         27,038          --            --              --              --           27,038
                      ----------   ---------     ---------        --------        --------      -----------
     Total current
       assets....      1,135,644      99,762       249,735          68,998        (186,657)       1,367,482
Investments......      1,047,711       3,596        50,751           1,453        (535,381)         568,130
Property, plant and
  equipment, net.        272,328      29,146       319,164          54,639              --          675,277
Goodwill, net....        138,054      12,224       103,790             959              --          255,027
Other intangibles,         3,484       2,669       102,503             331              --          108,987
  net............
Other assets.....         73,403       2,111         4,521          48,141         (11,701)         116,475
                      ----------   ---------     ---------        --------        --------      -----------
     Total assets     $2,670,624   $ 149,508     $ 830,464        $174,521       $(733,739)     $ 3,091,378
                      ==========   =========     =========        ========       =========      ===========

                                                 LIABILITIES AND EQUITIES
Current liabilities:
  Notes and
   short-term
     obligations.     $      270   $   2,701     $  88,902        $ 68,261       $(126,163)      $   33,971
  Current portion
    of long-term debt     19,995      59,506            23              59         (60,037)          19,546
  Accounts payable       436,177      61,786       133,872          20,550             (76)         652,309
  Accrued expenses       142,820       6,959        33,769           4,021              --          187,569
  Patronage refunds
     payable.....         28,900          --            --              --              --           28,900
                      ----------   ---------     ---------        --------       ---------       ----------
     Total current
       liabilities       628,162     130,952       256,566          92,891        (186,276)         922,295
Long-term debt...      1,125,437       9,924            65          24,121         (12,082)       1,147,465
Employee benefits and
  other liabilities       45,459       1,434        35,626             282              --           82,801
Deferred tax
  liability..........     42,495          --            --              --              --           42,495
Minority interests         5,494          --           972          13,744          39,596           59,806
Equities:
  Capital stock..          2,305       1,084       504,916          58,410        (564,410)           2,305
  Member equities        805,860          --            --              --              --          805,860
  Retained earnings       15,412       6,114        32,319         (14,927)        (10,567)          28,351
                      ----------   ---------     ---------        --------       ----------      ----------
     Total equities      823,577       7,198       537,235          43,483        (574,977)         836,516
                      ----------   ---------     ---------        --------       ----------      ----------
Total liabilities
  and equities.....   $2,670,624   $ 149,508     $ 830,464        $174,521       $(733,739)      $3,091,378
                      ==========   =========     =========        ========       ==========      ==========

                              LAND O'LAKES, INC.

              SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                           LAND
                                         O'LAKES,    CONSOLIDATED    MAJORITY
                                           INC.         WHOLLY         OWNED
                                          PARENT        OWNED       CONSOLIDATED NON-GUARANTOR
                                         COMPANY      GUARANTORS     GUARANTOR   SUBSIDIARIES   CONSOLIDATED
                                      -------------  ------------  ------------  -------------  ------------
                                                   ($ IN THOUSANDS)
                                                     (UNAUDITED)
Net sales.....................         $   910,452    $   58,067    $  372,733    $    31,221   $  1,372,473
Cost of sales.................             843,017        41,716       341,957         28,460      1,255,150
                                      -------------  ------------  ------------  -------------  ------------
Gross profit..................              67,435        16,351        30,776          2,761        117,323
Selling, general and
administration................              49,104        14,136        21,623          3,020         87,883
Restructuring and impairment
  reversals...................                   -             -          (843)             -           (843)
                                      -------------  ------------  ------------  -------------  ------------
Earnings (loss) from
  operations..................              18,331         2,215         9,996          (259)         30,283
Interest expense (income), net              10,337         1,159         1,369          (308)         12,557
Gain on divestiture of
  business....................               (154)             -             -              -          (154)
Equity in earnings of
  affiliated companies........            (36,931)             -         (439)              -       (37,370)
Minority interest in earnings
  (loss) of subsidiaries......               2,139             -            95           (71)          2,163
                                      -------------  ------------  ------------  -------------  ------------
Earnings before income taxes..              42,940         1,056         8,971            120         53,087
Income tax expense............               8,289           527            27             54          8,897
                                      -------------  ------------  ------------  -------------  ------------
Net earnings..................          $   34,651     $     529    $    8,944      $      66    $    44,190
                                      =============  ============  ============  =============  ============

                              LAND O'LAKES, INC.

              SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                        LAND
                                      O'LAKES,    CONSOLIDATED    MAJORITY
                                        INC.         WHOLLY         OWNED
                                       PARENT         OWNED      CONSOLIDATED  NON-GUARANTOR
                                      COMPANY      GUARANTORS     GUARANTOR    SUBSIDIARIES   CONSOLIDATED
                                    -------------  ------------  ------------  -------------- ------------
                                               ($ IN THOUSANDS)
                                                 (UNAUDITED)

Net sales.........................  $  1,813,424    $  117,288    $  762,849     $    54,639  $  2,748,200
Cost of sales.....................     1,677,206        89,981       698,011          50,567     2,515,765
                                    -------------  ------------  ------------  -------------- ------------
Gross profit......................       136,218        27,307        64,838           4,072       232,435
Selling, general and
  administration..................       103,973        20,110        51,062           5,364       180,509
Restructuring and impairment
  reversals.......................             -             -       (1,809)               -       (1,809)
                                    -------------  ------------  ------------  -------------- ------------
Earnings (loss) from operations...        32,245         7,197        15,585         (1,292)        53,735
Interest expense (income), net....        19,242         2,478         3,208           (619)        24,309
Gain on divestiture of business...         (154)             -             -               -         (154)
Equity in earnings of
  affiliated companies............      (36,460)             -         (831)               -      (37,291)
Minority interest in earnings
  (loss) of subsidiaries..........         4,032             -           150           (429)         3,753
                                    -------------  ------------  ------------  -------------- ------------
Earnings (loss) before income
  taxes...........................        45,585         4,719        13,058           (244)        63,118
Income tax expense................         3,530         2,187             -             168         5,885
                                    -------------  ------------  ------------  -------------- ------------
Net earnings (loss)...............  $     42,055    $    2,532    $   13,058     $     (412)  $     57,233
                                    =============  ============  ============  ============== ============

                              LAND O'LAKES, INC.

              SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                             LAND
                                           O'LAKES,   CONSOLIDATED   MAJORITY
                                             INC.        WHOLLY        OWNED
                                            PARENT       OWNED     CONSOLIDATED  NON-GUARANTOR
                                           COMPANY     GUARANTORS    GUARANTOR    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                          -----------  ----------- ------------  -------------    ------------  ------------
                                                   ($ IN THOUSANDS)
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net earnings (loss).................... $  42,055   $    2,532  $   13,058   $      (412)       $        -    $   57,233

   Adjustment to reconcile net
     earnings (loss) to cash provided
     (used) by operating activities:
     Depreciation and amortization........    32,218        2,088       7,749          1,092                -        43,147
     Bad debt expense.....................     1,002            -          52              -                -         1,054
     Proceeds from patronage
       revolvement Received...............       367            -           -              -                -           367
     Non-cash patronage income............   (1,478)            -           -              -                -       (1,478)
     (Increase) decrease in other
       assets.............................   (4,188)          942     (2,288)        (1,561)                -       (7,095)
     Increase (decrease) in other
       liabilities........................       493        (244)     (3,978)              5            3,965           241
     Restructuring and impairment
       reversals..........................         -            -     (1,809)              -                -       (1,809)
     Gain on divestiture of businesses....     (154)            -           -              -                          (154)
     Equity in earnings of affiliated
       companies..........................  (36,460)            -       (831)              -                -      (37,291)
     Minority interests...................     4,032            -         150          (429)                -         3,753
     Other................................   (4,152)            -         840          (280)                -       (3,592)
   Changes in current assets and
     liabilities, net of acquisitions
     and divestitures:
     Receivables..........................     1,790      (5,795)       8,874        (6,966)           23,658        21,561
     Inventories..........................  (75,145)        4,509       8,638          (508)                -      (62,506)
     Other current assets.................   108,600        8,289       4,399           (51)                -       121,237
     Accounts payable.....................  (56,206)     (77,934)    (13,133)          4,696           56,995      (85,582)
     Accrued expenses.....................     5,298      (2,000)    (25,560)          (634)                -      (22,896)
                                           ---------   ----------  ----------   ------------       ----------    ----------
   Net cash provided (used) by
     operating activities.................    18,072     (67,613)     (3,839)        (5,048)           84,618        26,190
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
     equipment............................  (19,456)        (171)     (7,877)       (10,097)                -      (37,601)
   Acquisitions, net of cash acquired ....  (13,300)            -           -              -                -      (13,300)
   Payments for investments...............  (55,013)            -       (324)        (3,192)           13,695      (44,834)
   Proceeds from sale of investment.......       835          312         476              -                -         1,623
   Proceeds from sale of property,
     plant and equipment..................     4,798            -       1,840              -                -         6,638
   Other..................................     2,836            -           -              -                -         2,836
                                           ---------   ----------  ----------   ------------       ----------    ----------
   Net cash (used) provided by
     investing activities.................  (79,300)          141     (5,885)       (13,289)           13,695       84,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term
     debt ................................   115,375       64,366           5          4,495         (80,576)       103,665
   Proceeds from issuance of long-term
     debt.................................    19,834            -      10,617         15,640            2,158        48,249
   Payments on principal of long-term
     debt.................................  (44,645)        (200)     (5,934)          (764)                -      (51,543)
   Payments for redemption for member
     equities.............................  (45,847)            -           -              -                -      (45,847)
   Other..................................     6,142        4,299       6,894          2,490         (19,895)          (70)
                                           ---------   ----------  ----------   ------------       ----------    ----------
   Net cash provided (used) by
     financing activities ................    50,859       68,465      11,582         21,861         (98,313)        54,454
                                           ---------   ----------  ----------   ------------       ----------    ----------
   Net (decrease) increase in cash........  (10,369)          993       1,858          3,524                -       (3,994)
Cash and short-term investments at
   beginning of period....................     5,324        (546)    (11,675)         10,891                -         3,994
                                           ---------   ----------  ----------   ------------       ----------    ----------
Cash and short-term investments at end
   of period.............................. $ (5,045)   $      447  $  (9,817)   $     14,415       $        -    $        -
                                           =========   ==========  ==========   ============       ==========    ==========


                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS

                                                           JUNE 30,    DECEMBER 31,
                                                             2002          2001
                                                          -----------  -------------
                                                              ($ IN THOUSANDS)
                                                                   (UNAUDITED)

                            ASSETS
Current assets:
   Cash and short-term investments........................... $       -    $   3,019
   Receivables, net..........................................    97,769      119,063
   Inventories...............................................   109,892      113,559
   Prepaid expenses..........................................     5,478        6,472
   Notes receivable - Land O'Lakes, Inc. ....................     7,444            -
                                                              ---------    ---------
       Total current assets..................................   220,583      242,113
Investments..................................................    32,510       31,496
Property, plant and equipment, net...........................   305,960      326,956
Goodwill, net................................................   107,329      104,749
Other intangibles, net.......................................    99,645      100,663
Other assets.................................................    27,836       27,640
                                                              ---------    ---------
       Total assets.......................................... $ 793,863    $ 833,617
                                                              =========    =========

                   LIABILITIES AND EQUITIES

Current liabilities:
    Notes and short-term obligations......................... $   3,500    $   5,000
    Notes payable - Land O'Lakes, Inc. ......................         -       29,210
    Accounts payable.........................................    90,850      117,074
    Accrued expenses.........................................    31,493       35,132
                                                              ---------    ---------
       Total current liabilities.............................   125,843      186,416

Notes payable - Land O'Lakes, Inc............................    59,664       59,664
Employee benefits and other liabilities......................    34,211       36,656
Minority interests...........................................     3,020        2,919
Equities:
    Contributed capital......................................   515,044      515,044
    Retained earnings........................................    56,081       32,918
                                                              ---------    ---------
       Total equities........................................   571,125      547,962
                                                              ---------    ---------
Commitments and contingencies
Total liabilities and equities............................... $ 793,863    $ 833,617
                                                              =========    =========



         See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                       ENDED                    ENDED
                                                     JUNE 30,                 JUNE 30,
                                            ------------------------- ------------------------
                                                2002         2001         2002         2001
                                            --------------------------------------------------
                                                             ($ IN THOUSANDS)
                                                                (UNAUDITED)

Net sales..................................   $ 576,580     $ 392,958  $ 1,180,003  $  796,493
Cost of sales..............................     506,244       357,602    1,036,839     729,769
                                              ---------   -----------  -----------  ----------
Gross profit...............................      70,336        35,356      143,164      66,724
Selling, general and administration........      61,155        25,564      120,830      52,489
Restructuring and impairment charges
  (reversals)..............................       1,041         (843)        4,476     (1,809)
                                              ---------   -----------  -----------  ----------
Earnings from operations...................       8,140        10,635       17,858      16,044
Interest (income) expense, net.............       (618)         1,682      (1,344)       3,454
Gain on sale of intangibles................           -             -      (4,184)           -
Equity in earnings of affiliated companies.        (60)         (530)        (263)       (831)
Minority interest in earnings of
  subsidiaries.............................         276           285         486         213
                                              ---------   -----------  -----------  ----------
Net earnings...............................   $   8,542     $   9,198  $    23,163  $   13,208
                                              =========   ===========  ===========  ==========


         See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE SIX MONTHS
                                                            ENDED
                                                           JUNE 30,
                                                   --------------------------
                                                      2002            2001
                                                   -----------     ----------
                                                        ($ IN THOUSANDS)
                                                          (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings.................................... $   23,163      $   13,208
   Adjustment to reconcile net earnings to cash
      provided by (used in) operating activities:
      Depreciation and amortization................     24,077           8,142
      Bad debt expense.............................      1,850              52
      Increase in other assets.....................    (5,747)         (2,243)
      Decrease in other liabilities................    (2,445)         (3,973)
      Restructuring and impairment charges
        (reversals)................................      4,476         (1,809)
      Equity in earnings in affiliated companies...      (263)           (831)
      Minority interests...........................        486             213
   Changes in current assets and liabilities,
      net of acquisitions and divestitures:
      Receivables..................................     19,444           8,604
      Inventories..................................      3,667           8,890
      Other current assets.........................        994           4,398
      Accounts payable.............................   (26,224)        (13,168)
      Accrued expenses.............................    (6,462)        (26,837)
                                                    ----------      ----------
   Net cash provided by (used in) operating
      activities...................................     37,016         (5,354)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment......    (8,522)         (7,916)
   Payments for investments........................          -           (563)
   Proceeds from investments.......................      1,056             476
   Proceeds from sale of property, plant and
      equipment....................................      5,585           1,840
                                                    ----------      ----------
   Net cash used by investing activities...........    (1,881)         (6,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) Increase in short-term debt..........    (1,500)             900
   Proceeds from note payable to Land O'Lakes,
      Inc. ........................................    228,196         184,717
   Payments on note payable to Land O'Lakes,
      Inc. ........................................  (264,850)       (174,100)
                                                    ----------      ----------
   Net cash (used in) provided by  financing
      activities...................................   (38,154)          11,517
                                                    ----------      ----------

  Net decrease in cash and short-term
      investments..................................    (3,019)               -
Cash and short-term investments at beginning of
  period...........................................      3,019               -
                                                    ----------      ----------
Cash and short-term investments at end of period... $        -      $        -
                                                    ==========      ==========
Supplementary Disclosure of Cash Flow
  Information:
  Cash paid during periods for:
      Interest, net of interest capitalized........ $        -       $       -

         See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)
                                   (UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

   The unaudited consolidated financial statements reflect, in the opinion of the management of Land O'Lakes Farmland Feed LLC (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2001 included in our Registration Statement on Form S-4, as amended. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Land O'Lakes Farmland Feed LLC has adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, Land O'Lakes Farmland Feed LLC has performed step one of the impairment testing of goodwill for the balances as of January 1, 2002 by June 30, 2002. The fair value of goodwill did not exceed the carrying amount, therefore the second step of impairment testing is not required and no impairment has been recognized in the current year of adoption.

   Land O'Lakes Farmland Feed LLC will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, we are no longer amortizing goodwill, except for goodwill related to the acquisition of cooperatives and the formation of joint ventures.

   The following table presents a reconciliation of net earnings adjusted for the exclusion of amortization of goodwill no longer required to be amortized, net of income taxes:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          JUNE 30,             JUNE 30,
                                                    ------------------    -----------------
                                                      2002      2001       2002       2001
                                                    --------  -------    --------   -------
Net earnings..................................       $ 8,542   $9,198     $23,163   $13,208
Add back: Goodwill amortization, net of
  tax.........................................             -      240           -       416
                                                     -------   ------     -------   -------
Adjusted net earnings.........................       $ 8,542   $9,438     $23,163   $13,624
                                                     =======   ======     =======   =======


                                                                                 THREE
                                                                                 MONTHS
                                                                                 ENDED
                                                                              DECEMBER 31,
                                                                     2001         2000
                                                                   -------    ------------
Net earnings (loss).................................               $39,146     $ (6,228)
Add back: Goodwill amortization, net of
  tax...............................................                 1,041           85
                                                                   -------     --------
Adjusted net earnings...............................               $40,187     $ (6,143)
                                                                   =======     ========

2.  GOODWILL AND OTHER INTANGIBLE ASSETS

    A summary of intangible assets follows:

                                                 AS OF JUNE 30, 2002
                                             ----------------------------
                                             GROSS CARRYING   ACCUMULATED
                                                AMOUNT       AMORTIZATION
                                             --------------  ------------
    Amortized intangible assets
      Trademarks.........................       $    882      $   (217)
      Patents............................         16,373        (1,194)
      Agreements not to compete..........          1,402          (486)
      Other..............................          9,930        (4,008)
                                                --------      ---------
      Total..............................       $ 28,587      $ (5,905)
                                                ========      =========
    Unamortized intangible assets
      Trademarks.........................       $ 76,963
                                                ========
    Aggregate amortization expense:
      For six months ended June 30, 2002.       $  1,797
    Estimated amortization expense:
      For six months ended December 31,
        2002.............................       $  1,797
      For year ended December 31, 2003...          3,594
      For year ended December 31, 2004...          3,594
      For year ended December 31, 2005...          3,594
      For year ended December 31, 2006...          3,478
      For year ended December 31, 2007...          3,478

   The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

      Balance as of January 1, 2002......         $ 104,749
      Reallocation of purchase price.....             2,808
      Amortization expense...............             (244)
                                                  ---------
      Balance as of June 30, 2002........         $ 107,329
                                                  =========

3.  RECEIVABLES

    A summary of receivables is as follows:

                                                   JUNE 30,    DECEMBER 31,
                                                     2002          2001
                                                   --------    ------------
      Trade accounts.............................. $ 19,841     $  25,320
      Notes and contracts.........................   17,689        18,071
      Notes from sale of trade receivables (see
        Note 4)...................................   64,411        70,878
      Other.......................................    7,231        13,879
                                                   --------     ---------
                                                    109,172       128,148
      Less allowance for doubtful accounts........   11,403         9,085
                                                   --------     ---------
      Total receivables, net...................... $ 97,769     $ 119,063
                                                   ========     =========

4.  RECEIVABLES PURCHASE FACILITY

   In December 2001, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, (SPE), was established to purchase certain receivables from Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC. CoBank has been granted an interest in the receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the Company's consolidated balance sheet. However, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC retain the credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the sale of the receivables. At June 30, 2002 and December 31, 2001, there was $30.0 million and $75.8 million outstanding, respectively. The total accounts receivable sold by the Company during the three months and six months ended June 30, 2002 were $545.5 million and $1,125.2 million, respectively.

5.  INVENTORIES

    A summary of inventories is as follows:

                                                      JUNE 30, DECEMBER 31,
                                                        2002       2001
                                                      -------- ------------

               Raw materials..................       $ 75,825   $  63,435
               Finished goods.................         34,067      50,124
                                                     --------   ---------
               Total inventories..............       $109,892   $ 113,559
                                                     ========   =========

6.  INVESTMENTS

    The Company's investments are as follows:

                                                           JUNE 30,  DECEMBER 31,
                                                             2002       2001
                                                           --------  ------------
               Harmony Farms, LLC...................        $ 3,596    $ 3,969
               New Feeds, LLC.......................          3,034      3,214
               Iowa River Feeds, LLC................          2,581      2,648
               Agland Farmland Feed, LLC............          2,286      2,435
               Pro-Pet, LLC.........................          2,730      2,362
               Nutri-Tech Feeds, LLC................          2,319      2,314
               LOLFF SPV, LLC.......................          1,000      1,805
               Northern Country Feeds, LLC..........          1,687      1,652
               CalvaAlto Liquid, LLC................          1,302      1,302
               T-PM Holding Company.................          1,280      1,290
               Northern Colorado Feed, LLC..........          1,098      1,210
               Strauss Feeds, LLC...................          1,139      1,073
               Nutrikowi, LLC.......................            876        783
               Dakotaland Feeds, LLC................            684        736
               Other................................          6,898      4,703
                                                            -------    -------
               Total investments....................        $32,510    $31,496
                                                            =======    =======

All of the above investments are accounted for under the equity method with the exception of a portion of the investments under the caption "Other."

7.  PROPERTY, PLANT AND EQUIPMENT

   A summary of property plant and equipment is as follows:

                                                                JUNE 30,   DECEMBER 31,
                                                                  2002         2001
                                                                --------   ------------
                       Land and land improvements..........     $ 23,613    $  23,826
                       Buildings and building equipment....      121,511      124,205
                       Machinery and equipment.............      240,208      247,186
                       Construction in progress............       18,237       13,019
                                                                --------    ---------
                                                                 403,569      408,236
                       Less accumulated depreciation.......       97,609       81,280
                                                                --------    ---------
                       Total property, plant and
                         equipment, net....................     $305,960    $ 326,956
                                                                ========    =========

8.  RESTRUCTURING AND IMPAIRMENT CHARGES

   For the three months ended June 30, 2002, the Company recorded a $1.0 million restructuring and impairment charge of which $0.8 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $0.2 million was related to employee severance and outplacement costs for employees at the Ft. Dodge, IA office and other plant facilities. The 2001 reversal of $0.8 million was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

   For the six months ended June 30, 2002 the Company recorded restructuring and impairment charges of $4.5 million. Of this amount, $2.8 million represented severance and outplacement costs for 136 employees at the Ft. Dodge office and other plant facilities and $1.7 million represented a write-down of certain impaired plant assets. $2.3 million of the charges remained accrued as of June 30, 2002. For the six months ended June 30, 2001, the Company recorded a restructuring reversal of $1.8 million for the sale of certain assets that had been written off in December 2000, and to reflect the decision to continue to operate a plant previously scheduled for shutdown.

9.  GAIN ON SALE OF INTANGIBLES

   For the six months ended June 30, 2002, the Company recorded a gain of $4.2 million on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.

10.  RELATED PARTY TRANSACTIONS

   In accordance with the Management Services Agreement between Land O'Lakes, Inc. and Farmland Industries (Farmland), Land O'Lakes, Inc. charges the Company for corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting, and information technology support. These costs totaled $1.8 million and $1.1 million for the three months ended June 30, 2002 and 2001, respectively, and $3.5 million and $3.2 for the six months ended June 30, 2002 and 2001, respectively.

   Payroll and benefit-related costs are paid directly by Land O'Lakes, Inc. and reimbursed by the Company. These costs totaled $25.8 million and $25.8 million for the three months ended June 30, 2002 and 2001, respectively, and $ 52.4 and $51.9 for the six months ended June 30, 2002 and 2001, respectively.

   As part of the acquisition of Purina Mills on October 11, 2001, Land O'Lakes, Inc. assumed certain liabilities, including a $59.7 million deferred tax liability. The Company has established a noncurrent note payable for this liability and, as future taxes relating to the deferred tax liability are paid by Land O'Lakes, Inc., the Company will make a corresponding payment to Land O'Lakes, Inc. This note is non-interest bearing and $59.7 million was outstanding at June 30, 2002 and December 31, 2001.

   The Company has a $100 million revolving credit facility with Land O'Lakes, Inc. which bears interest at LIBOR plus 260 basis points. The facility terminates on October 31, 2002, and is renewable annually. The Company had a note receivable from Land O' Lakes, Inc. of $7.4 million at June 30, 2002 and a note payable to Land O' Lakes, Inc. of $29.2 million at December 31, 2001.

   The Company entered into a Feed Supply Agreement with Farmland whereby Farmland agreed to purchase all of its feed and ingredients, excluding grain, from the Company. Such sales are made at prices competitive with those available from other suppliers. Sales to Farmland under the agreement totaled $.3 million and $2.4 million for the three months ended June 30, 2002 and 2001, respectively, and $1.5 and $4.1 for the six months ended June 30, 2002 and 2001, respectively.

   Sales to unconsolidated subsidiaries of the Company totaled $11.5 million and $10.1 million for the three months ended June 30, 2002 and 2001, respectively, and $22.4 and $19.3 for the six months ended June 30, 2002 and 2001, respectively.

11.  CONSOLIDATING FINANCIAL INFORMATION

   Land O'Lakes, Inc. issued $350 million in senior notes which are guaranteed by Land O'Lakes, Inc. and certain of its wholly and majority owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

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

                        LAND O'LAKES FARMLAND FEED LLC

                   SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                JUNE 30, 2002

                                                WHOLLY
                                                OWNED
                                    LAND     SUBSIDIARIES     WHOLLY      WHOLLY OWNED
                                   O'LAKES     OF LAND        OWNED     SUBSIDIARIES OF
                                  FARMLAND     O'LAKES        PURINA         PURINA          NON-
                                    FEED       FARMLAND       MILLS,       MILLS, LLC     GUARANTOR
                                 LLC PARENT    FEED LLC     LLC PARENT       PARENT      SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                 ----------  -------------  ----------  ---------------  ------------  ------------    -------------
                                                                            ($ IN THOUSANDS)
                                                                              (UNAUDITED)
                                                                                ASSETS
Current assets:
    Cash and short-term
      Investments............. $ (12,263)    $   4,965   $    5,876       $      (3)     $   1,425       $         -     $        -
    Receivables, net..........    109,966       20,176        2,063           12,130         6,920          (53,486)         97,769
    Inventories...............     48,534       13,667       41,413            2,074         4,204                 -        109,892
    Prepaid expenses..........      2,885        1,070        1,256                4           263                 -          5,478
    Note receivable -
      Land O'Lakes, Inc.......      7,444            -            -                -             -                 -          7,444
                               ----------    ---------   ----------       ----------     ---------       -----------     ----------
       Total current
         assets...............    156,566       39,878       50,608           14,205        12,812          (53,486)        220,583
Investments...................    427,552          258        4,189            8,613         2,196         (410,298)         32,510
Property, plant and
  equipment, net..............     81,390        7,789      208,172            1,116         7,493                 -        305,960
Goodwill, net.................     13,684        3,655       89,680                -           310                 -        107,329
Other intangibles, net........      1,300        1,591       96,445                -           309                 -         99,645
Other assets..................     36,429        2,044       20,301                -         1,151          (32,089)         27,836
                               ----------    ---------   ----------       ----------     ---------       -----------     ----------
 Total assets................. $  716,921    $  55,215   $  469,395       $   23,934     $  24,271       $ (495,873)     $  793,863
                               ==========    =========   ==========       ==========     =========       ===========     ==========


                                                                         LIABILITIES AND EQUITIES

Current liabilities:
    Notes and short-term
      obligations............. $    3,500    $       -   $        -       $        -     $       -       $        -      $    3,500
    Accounts payable..........     72,526       21,263       31,536           13,926         5,085         (53,486)          90,850
    Accrued expenses..........     11,222        1,617       17,207              124         1,323                -          31,493
                               ----------    ---------   ----------       ----------     ---------       ----------      ----------
       Total current
         liabilities..........     87,248       22,880       48,743           14,050         6,408         (53,486)         125,843
Notes payable -
  Land O'Lakes, Inc. .........     59,664        4,902       23,652                -         3,535         (32,089)          59,664
Employee benefits
  and other liabilities.......      (252)            -       34,021                -           442                -          34,211
Minority interests............      (864)          866           26                -         2,992                -           3,020
Equities:
    Contributed capital.......    515,044       15,950      338,483           13,025        10,117        (377,575)         515,044
       Retained earnings
         (accumulated
          deficit)............     56,081       10,617       24,470          (3,141)           777         (32,723)          56,081
                               ----------    ---------   ----------       ----------     ---------       ----------      ----------
           Total equities.....    571,125       26,567      362,953            9,884        10,894        (410,298)         571,125
                               ----------    ---------   ----------       ----------     ---------       ----------      ----------
Total liabilities
  and equities................ $  716,921    $  55,215   $  469,395       $   23,934     $  24,271       $(495,873)      $  793,863
                               ==========    =========   ==========       ==========     =========       ==========      ==========


                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                       WHOLLY
                                        OWNED
                           LAND      SUBSIDIARIES   WHOLLY
                          O'LAKES        OF          OWNED      WHOLLY OWNED
                         FARMLAND    LAND O'LAKES   PURINA     SUBSIDIARIES OF        NON-
                            FEED       FARMLAND     MILLS,         PURINA          GUARANTOR
                         LLC PARENT    FEED LLC   LLC PARENT  MILLS, LLC PARENT   SUBSIDIARIES   CONSOLIDATED
                         ----------  ------------ ----------  -----------------   ------------   ------------
                                                   ($ IN THOUSANDS)
                                                     (UNAUDITED)

Net sales..............  $ 313,253     $ 49,583    $ 193,106      $    6,813       $   13,825      $ 576,580
Cost of sales..........    285,130       44,855      159,040           5,039           12,180        506,244
                         ---------    ---------    ---------      ----------       ----------      ---------
Gross profit...........     28,123        4,728       34,066           1,774            1,645         70,336
Selling, general and
  administration.......     27,238        3,084       26,573           3,168            1,092         61,155
Restructuring and
  impairment charges...      1,041            -            -               -                -          1,041
                         ---------    ---------    ---------      ----------       ----------      ---------
Earnings (loss) from
  operations...........      (156)        1,644        7,493         (1,394)              553          8,140
Interest (income)
  expense, net.........      (499)          129        (271)             (5)               28          (618)
Equity in (earnings)
  loss of affiliated
  companies............      (370)        (106)           22             394                -           (60)
Minority interest in
  (loss) earnings of
  subsidiaries..........      (86)          206            2               -              154            276
                         ---------    ---------    ---------      ----------       ----------      ---------

Net earnings (loss)..... $     799    $    1,415   $   7,740      $  (1,783)       $      371      $   8,542
                         =========    ==========   =========      ==========       ==========      =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                         WHOLLY
                                          OWNED
                             LAND      SUBSIDIARIES   WHOLLY
                            O'LAKES        OF          OWNED      WHOLLY OWNED
                           FARMLAND    LAND O'LAKES    PURINA    SUBSIDIARIES OF       NON-
                             FEED        FARMLAND      MILLS,         PURINA        GUARANTOR
                          LLC PARENT     FEED LLC    LLC PARENT MILLS, LLC PARENT  SUBSIDIARIES  CONSOLIDATED
                          ----------   ------------  ---------- -----------------  ------------  ------------
                                                    ($ IN THOUSANDS)
                                                      (UNAUDITED)

Net sales..............   $  649,598     $  88,328   $  400,840      $  13,942       $  27,295   $ 1,180,003
Cost of sales..........      590,397        79,732      331,705         10,368          24,637     1,036,839
                          ----------     ---------   ----------      ---------       ---------   -----------
Gross profit...........       59,201         8,596       69,135          3,574           2,658       143,164
Selling, general and
  administration.......       55,435         5,504       52,471          5,083           2,337       120,830
Restructuring and
  impairment charges...        4,476             -            -              -               -         4,476
                          ----------     ---------   ----------      ---------       ---------   -----------
(Loss) earnings from
  operations...........        (710)         3,092       16,664        (1,509)             321        17,858
Interest (income)
  expense, net.........      (1,116)           241        (559)            (5)              95       (1,344)
Gain on sale of
  intangibles..........      (4,184)             -            -              -               -       (4,184)
Equity in (earnings)
  loss of affiliated
  companies............        (840)             -         (57)            634               -         (263)
Minority interest in
  earnings of
  subsidiaries.........           33           206           69              -             178           486
                          ----------     ---------   ----------      ---------       ---------   -----------
Net earnings (loss)....   $    5,397     $   2,645   $   17,211      $ (2,138)       $      48  $     23,163
                          ==========     =========   ==========      =========       =========  ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                              WHOLLY OWNED
                                   LAND       SUBSIDIARIES     WHOLLY    WHOLLY OWNED
                                 O'LAKES           OF          OWNED     SUBSIDIARIES
                                 FARMLAND     LAND O'LAKES     PURINA         OF            NON-
                                   FEED         FARMLAND       MILLS,    PURINA MILLS,   GUARANTOR
                                LLC PARENT      FEED LLD     LLC PARENT   LLC PARENT    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                ----------    ------------   ----------  -------------  ------------  ------------  ------------
                                                  ($ IN THOUSANDS)
                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net earnings (loss).......   $    5,397    $      2,645   $   17,211    $   (2,138)   $      48      $       -     $   23,163
   Adjustment to reconcile
     net earnings(loss) to
     cash provided (used)
     by operating activities:
     Depreciation and
       amortization..........        7,331             430       15,756            174         386              -         24,077
     Bad debt expense........        1,850               -            -              -           -              -          1,850
     Decrease (increase) in
       other assets..........       25,218           2,787      (3,849)            583         437       (30,923)        (5,747)
     (Decrease) increase in
       other liabilities.....        (213)         (3,344)          970              -         142              -        (2,445)
     Restructuring and
       impairment charges....        4,476               -            -              -           -              -          4,476
     Equity in (earnings)
       loss of affiliated
       companies.............        (840)               -         (57)            634           -              -          (263)
     Minority interests......           33             206           69              -         178              -            486
   Changes in current assets
     and liabilities, net of
     acquisitions and
     divestitures:
     Receivables.............      (8,706)         (6,032)        7,758            202     (2,308)         28,530         19,444
     Inventories.............      (2,315)           1,867        1,980            328       1,807              -          3,667
     Other current assets....          (2)           (183)        1,167            (4)          16              -            994
     Accounts payable........       22,773         (2,077)      (8,046)           (83)     (2,708)       (36,083)       (26,224)
     Accrued expenses........      (4,772)             199      (1,911)            230       (208)              -        (6,462)
                                ----------    ------------   ----------    -----------   ---------      ---------     ----------
   Net cash provided (used)
     by operating
     activities..............       50,230         (3,502)       31,048           (74)     (2,210)       (38,476)         37,016
CASH FLOWS FROM INVESTING
  ACTIVITIES:
   Additions to property,
     plant and equipment.....      (3,369)           (331)      (4,592)          (143)       (87)               -        (8,522)
   Proceeds from sale of
     investment..............          681                          375                                                    1,056
   Proceeds from sale of
     property, plant and
     equipment...............        5,585               -            -              -           -              -          5,585
                                ----------    ------------   ----------    -----------   ---------      ---------     ----------
   Net cash provided (used)
     by investing
     activities..............        2,897           (331)      (4,217)          (143)        (87)              -        (1,881)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
   (Decrease) increase in
     short-term debt.........      (8,962)           6,031            -              -       1,431              -        (1,500)
   Proceeds from note
     payable to
     Land O'Lakes, Inc. .....      189,720               -            -              -           -         38,476        228,196
   Payments on note
     payable to
     Land O'Lakes, Inc.......    (226,374)         (1,610)     (35,111)              -     (1,755)              -      (264,850)
                                ----------    ------------   ----------    -----------   ---------      ---------     ----------
   Net cash (used) provided
     by financing
     activities..............     (45,616)           4,421     (35,111)              -       (324)         38,476       (38,154)
                                ----------    ------------   ----------    -----------   ---------      ---------     ----------
   Net increase (decrease)
     in cash.................        7,511             588      (8,280)          (217)     (2,621)              -        (3,019)
Cash and short-term
   investments at
   beginning of period.......     (19,774)           4,377       14,156            214       4,046              -          3,019
                                ----------    ------------   ----------    -----------   ---------      ---------     ----------
Cash and short-term
   investments at
   end of period.............   $ (12,263)    $      4,965   $    5,876 $          (3)   $   1,425      $       -     $        -
                                ==========    ============   ========== ==============   =========      ==========    ==========

                        LAND O'LAKES FARMLAND FEED LLC

                   SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 2001

                                              WHOLLY OWNED
                                   LAND       SUBSIDIARIES     WHOLLY    WHOLLY OWNED
                                 O'LAKES           OF          OWNED     SUBSIDIARIES
                                 FARMLAND     LAND O'LAKES     PURINA         OF            NON-
                                   FEED         FARMLAND       MILLS,    PURINA MILLS,   GUARANTOR
                                LLC PARENT      FEED LLD     LLC PARENT       LLC       SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                ----------    ------------   ----------  -------------  ------------  ------------  ------------
                                                  ($ IN THOUSANDS)
                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and short-term
     investments ...........     $  (19,774)   $   4,377     $   14,156    $    214      $    4,046      $        -    $   3,019
  Receivables, net..........         103,219      14,147          9,860      12,417         (4,556)        (24,956)      119,063
  Inventories ..............          46,219      15,534         43,393       2,402           6,011               -      113,559
  Prepaid expenses..........           2,883         887          2,423           -             279               -        6,472
                                 -----------   ---------     ----------    --------      ----------      ----------    ---------
     Total current
       assets...............         132,547      34,945         69,652      15,033          14,892        (24,956)      242,113
Investments.................         391,970         258         19,712      11,077           1,303       (392,824)       31,496
Property, plant and
  equipment, net............          90,709       7,887        219,421       1,147           7,792               -      326,956
Goodwill, net...............          13,262       3,656         86,872           -             959               -      104,749
Other intangibles, net......           1,163           -         99,169           -             331               -      100,663
Other assets................          88,531       3,246              -           -           1,232        (65,369)       27,640
                                 -----------   ---------     ----------    --------      ----------      ----------    ---------
     Total assets...........     $   718,182   $  49,992     $  494,826    $ 27,257      $   26,509      $(483,149)    $ 833,617
                                 ===========   =========     ==========    ========      ==========      ==========    =========

LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
     obligations............     $     4,509   $      23     $        -    $      -       $     468       $        -   $    5,000
  Notes payable-Land
     O'Lakes, Inc. .........          29,210           -              -           -                -               -       29,210
  Accounts payable..........          78,451      12,211         24,136      14,009            5,670        (17,403)      117,074
  Accrued expenses..........          13,170       1,418         19,120       (108)            1,532               -       35,132
                                 -----------   ---------     ----------    --------       ----------      ----------   ----------
     Total current
       liabilities .........         125,340      13,652         43,256      13,901            7,670        (17,403)      186,416
Notes payable-Land
O'Lakes, Inc. ..............          59,664       6,512         58,763           -            5,290        (70,565)       59,664
Employee benefits and
  other liabilities.........             755       2,644         32,980           -              277               -       36,656
Minority interests..........           (840)         910             28           -            2,821               -        2,919
Equities:
  Contributed capital.......         515,044      18,300        350,600      16,299            9,982       (395,181)      515,044
  Retained earnings.........
    (accumulated deficit)...          18,219       7,947          9,199     (2,934)              469               -       32,918
                                 -----------   ---------     ----------    --------       ----------      ----------   ----------
     Total equities.........         533,263      26,274        359,799      13,356           10,451       (395,181)      547,962
                                 -----------   ---------     ----------    --------       ----------      ----------   ----------
Total liabilities and
  equities..................     $   718,182   $  49,992     $  494,826    $ 27,257       $   26,509      $(483,149)   $  833,617
                                 ===========   =========     ==========    ========       ==========      ==========   ==========

                        LAND O'LAKES FARMLAND FEED LLC

              SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001


                                                         WHOLLY OWNED
                                      LAND O'LAKES      SUBSIDIARIES OF       NON-
                                     FARMLAND FEED       LAND O'LAKES      GUARANTOR
                                       LLC PARENT      FARMLAND FEED LLC  SUBSIDIARIES  CONSOLIDATED
                                     --------------    -----------------  ------------  ------------
                                                          ($ IN THOUSANDS)
                                                             (UNAUDITED)

Net sales ........................     $   333,364        $    39,369      $   20,225     $  392,958
Cost of sales.....................         303,273             35,646          18,683        357,602
                                       -----------        -----------      ----------     ----------
Gross profit .....................          30,091              3,723           1,542         35,356
Selling, general and
  administration..................          22,508              2,030           1,026         25,564
Restructuring and impairment
  (reversals).....................           (843)                  -               -          (843)
                                       -----------        -----------      ----------     ----------
Earnings from operations..........           8,426              1,693             516         10,635
Interest expense, net.............           1,366                178             138          1,682
Equity in earnings of
  affiliated companies............           (530)                  -               -          (530)
Minority interest in earnings
  of subsidiaries.................               1                 94             190            285
                                       -----------        -----------      ----------     ----------
Net earnings......................     $     7,589        $     1,421      $      188     $    9,198
                                       ===========        ===========      ==========     ==========

                        LAND O'LAKES FARMLAND FEED LLC

              SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                       WHOLLY OWNED
                                       LAND O'LAKES   SUBSIDIARIES OF         NON-
                                      FARMLAND FEED    LAND O'LAKES        GUARANTOR
                                        LLC PARENT   FARMLAND FEED LLC   SUBSIDIARIES   CONSOLIDATED
                                      -------------  -----------------   ------------   ------------
                                                               ($ IN THOUSANDS)
                                                                  (UNAUDITED)
Net sales ..........................  $     688,896     $    73,953      $     33,644    $  796,493
Cost of sales ......................        631,040          66,971            31,758       729,769
                                      -------------     -----------      ------------    ----------
Gross profit .......................         57,856           6,982             1,886        66,724
Selling, general and
  administration ...................         46,790           4,233             1,466        52,489
Restructuring and impairment
  (reversals).......................        (1,809)               -                 -       (1,809)
                                      -------------     -----------      ------------    ----------
Earnings from operations............         12,875           2,749               420        16,044
Interest expense, net ..............          2,846             362               246         3,454
Equity in earnings of
  affiliated companies .............          (831)               -                 -         (831)
Minority interest in earnings
  of subsidiaries ..................              3             147                63           213
                                      -------------     -----------      ------------    ----------
Net earnings........................  $      10,857     $     2,240      $        111    $   13,208
                                      =============     ===========      ============    ==========

                        LAND O'LAKES FARMLAND FEED LLC

              SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                             WHOLLY OWNED
                                             LAND O'LAKES  SUBSIDIARIES OF      NON-
                                            FARMLAND FEED   LAND O'LAKES      GUARANTOR
                                             LLC PARENT     FARMLAND FEED    SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                             ------------  ---------------   ------------   ------------ ------------
                                                   ($ IN THOUSANDS)
                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings ............................ $     10,857      $    2,240    $       111    $        -  $     13,208
    Adjustment to reconcile net earnings
      to cash provided (used) by operating
      activities:
      Depreciation and amortization..........        7,292             384            466             -         8,142
      Bad debt expense.......................           52               -              -             -            52
      (Increase) decrease in other assets....      (9,048)           1,663          (889)         6,031       (2,243)
      (Decrease) increase in other
         liabilities.........................      (3,131)           (847)              5             -       (3,973)
      Restructuring and impairment reversals.      (1,809)               -              -             -       (1,809)
      Equity in earnings of affiliated
         companies...........................        (831)               -              -             -         (831)
      Minority interests.....................            3             147             63             -           213
    Changes in current assets and
      liabilities, net of acquisitions
      and divestitures:
      Receivables............................       25,646         (3,036)          (270)      (13,736)         8,604
      Inventories............................        7,772             866            252             -         8,890
      Other current assets...................        4,543           (144)            (1)             -         4,398
      Accounts payable.......................     (14,499)           (639)           (35)         2,005      (13,168)
      Accrued expenses.......................     (23,924)         (1,636)        (1,277)             -      (26,837)
                                              ------------      ----------    -----------    ----------  ------------
    Net cash provided (used) by operating
      activities.............................        2,923         (1,002)        (1,575)       (5,700)       (5,354)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and
      equipment..............................      (7,005)           (801)          (110)             -       (7,916)
    Payments for investments.................        (259)               -          (304)             -         (563)
    Proceeds from sale of investment.........          476               -              -             -           476
    Proceeds from sale of property, plant
      and equipment..........................        1,840               -              -             -         1,840
                                              ------------      ----------    -----------    ----------  ------------
    Net cash used by investing
      activities ............................      (4,948)           (801)          (414)             -       (6,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt...          867         (1,466)            (1)         1,500           900
    Proceeds from note payable to Land O'
      Lakes, Inc. ...........................      179,621               -            896         4,200       184,717
    Payments on note payable to Land O'
      Lakes, Inc. ...........................    (170,858)         (2,478)          (764)             -     (174,100)
                                              ------------      ----------    -----------    ----------  ------------
    Net cash provided (used) by financing
      activities.............................        9,630         (3,944)            131         5,700        11,517
                                              ------------      ----------    -----------    ----------  ------------
    Net increase (decrease) in cash .........        7,605         (5,747)        (1,858)             -             -
Cash and short-term investments at
  beginning of period........................      (9,792)           7,397          2,395             -             -
                                              ------------      ----------    -----------    ----------  ------------
Cash and short-term investments at
  end of period.............................. $    (2,187)      $    1,650    $       537    $        -  $          -
                                              ============      ==========    ===========    ==========  ============


                       PURINA MILLS, LLC AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                  JUNE 30,            MARCH 31,          DECEMBER 31,
                                                    2002                2002                 2001
                                               ----------------   ------------------   ------------------
                                                                   ($ IN THOUSANDS)
                                                                      (UNAUDITED)

                  ASSETS
Current assets:
    Cash and short-term investments..........      $     5,873           $    2,829           $   14,370
    Receivables, net.........................           14,193               10,818               22,097
    Inventories..............................           43,487               44,313               45,795
    Prepaid expenses.........................            1,260                2,011                2,423
                                                   -----------           ----------           ----------
          Total current assets...............           64,813               59,971               84,685
Investments .................................           12,802               11,921               11,105
Property, plant and equipment, net...........          209,288              214,236              220,567
Goodwill, net................................           89,680               90,372               86,872
Other intangibles, net.......................           96,445               97,097               99,169
Receivable from Land O'Lakes Farmland
  Feed LLC...................................           15,445               15,445               15,445

Other assets ................................           20,301               19,678               19,684
                                                   -----------           ----------           ----------
          Total assets ......................      $   508,774           $  508,720           $  537,527
                                                   ===========           ==========           ==========

                                 LIABILITIES AND EQUITIES

Current liabilities:
    Accounts payable.........................      $    45,462           $   47,842           $   53,591
    Accrued expenses.........................           17,331               17,874               19,012
                                                   -----------           ----------           ----------
          Total current liabilites...........           62,793               65,716               72,603

Notes payable - Land O'Lakes Farmland
    Feed LLC ................................           23,652               26,666               58,763

Employee benefits and other liabilities......           34,021               34,005               32,980

Minority interests ..........................               26                   41                   28
Equities:
    Contributed capital......................          366,953              366,920              366,897
    Retained earnings........................           21,329               15,372                6,256
                                                   -----------           ----------           ----------
          Totalequities......................          388,282              382,292              373,153
                                                   -----------           ----------           ----------
Commitments and contingencies
Total liabilities and equities ..............      $   508,774           $  508,720           $  537,527
                                                   ===========           ==========           ==========

         See accompanying notes to consolidated financial statements.

                       PURINA MILLS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE THREE MONTHS      FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                            ENDED JUNE 30,           ENDED MARCH 31,           ENDED JUNE 30,
                                                      ------------------------  -----------------------  -----------------------
                                                        2002          2001         2002        2001         2002        2001
                                                      ----------   -----------  ----------- -----------  -----------  ----------
                                                                                  ($ IN THOUSANDS)
                                                                                     (UNAUDITED)
Net sales...........................................   $199,919     $ 192,987    $ 214,863   $ 220,368    $ 414,782   $ 413,355
Cost of sales.......................................    164,079       157,202      177,993     180,858      342,073     338,060
                                                      ----------   -----------  ----------- -----------  -----------  ----------
Gross profit........................................     35,840        35,785       36,870      39,510       72,709      75,295
Selling, general and administration.................     29,741        39,541       27,814      34,888       57,554      74,428
                                                      ----------   -----------  ----------- -----------  -----------  ----------
Earnings (loss) from operations.....................      6,099        (3,756)       9,056       4,622       15,155         867
Interest (income) expense, net......................       (276)        2,836         (288)      2,796         (564)      5,632
Equity in loss of affiliated companies..............        416           318          161         187          577         505
Minority interest in earnings of subsidiaries.......          2            69           67          34           69         102
                                                      ----------   -----------  ----------- -----------  -----------  ----------
Earnings (loss) before income taxes.................      5,957        (6,979)       9,116       1,605       15,073      (5,372)
Income tax (benefit) expense........................          -        (1,702)           -       1,524            -        (177)
                                                      ----------   -----------  ----------- -----------  -----------  ----------
Net earnings (loss).................................   $  5,957     $  (5,277)   $   9,116   $      81    $  15,073   $  (5,195)
                                                      ==========   ===========  =========== ===========  ===========  ==========

          See accompanying notes to consolidated financial statements.

                        PURINA MILLS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                               ENDED MARCH 31,          ENDED JUNE 30,
                                                           ------------------------  ---------------------
                                                              2002         2001        2002       2001
                                                           -----------  -----------  ---------  ----------
                                                                          ($ IN THOUSANDS)
                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)..................................   $   9,116    $      81   $ 15,073    $(5,195)
    Adjustment to reconcile net earnings (loss) to
      cash provided (used) by operating activities:
      Depreciation and amortization......................       7,798       10,850     15,930      22,996
      Increase in other assets...........................        (964)      (1,137)    (3,266)     (1,162)
      Increase in other liabilities......................         972        1,484        970       2,207
      Equity in loss of affiliated companies.............         161          187        577         505
      Minority interests.................................          67           34         69         102
      Other..............................................           -       (2,936)         -       2,311
    Changes in current assets and liabilites, net of
      acquisitions and divestitures:
      Receivables........................................      11,279       10,119      7,904      10,591
      Inventories........................................       1,482        1,537      2,308       4,605
      Other current assets...............................         412       (1,078)     1,163        (448)
      Accounts payable...................................      (7,152)     (22,727)    (8,129)    (26,205)
      Accrued expenses...................................      (1,138)      (1,417)    (1,681)     (1,630)
                                                           -----------  -----------  ---------  ----------
    Net cash provided (used) by operating activities           22,033       (5,003)    30,918       8,677
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment...........      (2,895)      (2,441)    (4,735)     (7,748)
    Payments for investments.............................          (8)        (428)       (22)       (574)
    Proceeds from investments............................           -          347        397         977
    Proceeds from sale of property, plant and equipment..           -           82          -          84
                                                           -----------  -----------  ---------  ----------
    Net cash used by investing activities................      (2,903)      (2,440)    (4,360)     (7,261)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on note payable to Land O'Lakes
      Farmland Feed LLC..................................     (30,694)           -    (35,111)          -
    Payments on term loan................................           -      (21,003)         -     (31,015)
    Other................................................          23            -         56           -
                                                           -----------  -----------  ---------  ----------
    Net cash used by financing activities................     (30,671)     (21,003)   (35,055)    (31,015)
                                                           -----------  -----------  ---------  ----------
    Net decrease in cash and short-term investments......     (11,541)     (28,446)    (8,497)    (29,599)
Cash and short-term investments at beginning of period...      14,370       37,664     14,370      37,664
                                                           -----------  -----------  ---------  ----------
Cash and short-term investments at end of period.........   $   2,829    $   9,218   $  5,873    $  8,065
                                                           ===========  ===========  =========  ==========
Supplementary Disclosure of Cash Flow Information:
    Cash paid during periods for:
      Interest, net of interest capitalized..............       $   -      $ 3,985      $   -    $ 13,598
      Income taxes paid..................................       $   -       $  299      $   -      $  173



          See accompanying notes to consolidated financial statements.

                       PURINA MILLS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

    On October 11, 2001, pursuant to an Agreement and Plan of Merger, LOL Holdings III, Inc., an indirect wholly-owned subsidiary of Land O'Lakes, Inc. was merged into Purina Mills, Inc. ("PMI"), with PMI being the surviving corporation. As a result of the merger, LOL Holdings II, Inc., a wholly-owned subsidiary of Land O'Lakes, Inc. owned 100% of PMI. Subsequently, PMI was reorganized as a limited liability company, renamed Purina Mills, LLC ("Purina Mills") and LOL Holdings II, Inc. contributed the business to Land O'Lakes Farmland Feed LLC. Upon the formation of Purina Mills, provisions for income taxes were no longer recorded since the taxable operations pass directly to the owner.

    The merger has been accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141") and, accordingly, the consolidated financial statements for periods subsequent to October 11, 2001 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair value as of October 11, 2001. The consolidated financial statements for periods prior to October 11, 2001 have been prepared on the predecessor cost basis of Purina Mills, LLC.

2.  SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements reflect, in the opinion of the management of Purina Mills, LLC (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Additionally, certain reclassifications have been made to prior period consolidated statements to conform to the consolidated financial statement presentation as of and for the six months ended June 30, 2002. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.


RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, the Company has performed step one of the impairment testing of goodwill by June 30, 2002. The fair value of goodwill exceeded the carrying amount, therefore the second step of impairment testing was not required and no impairment has been recognized in the current year of adoption. The Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, the Company is no longer amortizing goodwill, except for goodwill related to the acquisition of cooperatives and the formation of joint ventures.

                                                       THREE MONTHS ENDED      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JUNE 30,               MARCH 31,                JUNE 30,
                                                            --------               ---------                --------
                                                        2002        2001        2002        2001        2002        2001
                                                        ----        ----        ----        ----        ----        ----
Net earnings (loss)                                  $    5,957  $  (5,277)  $    9,116  $      81   $   15,073  $  (5,195)
Add back: Goodwill amortization, net of tax                   -          -            -          -            -          -
                                                     ----------  ----------  ----------  ---------   ----------  ----------
Adjusted net earnings (loss)                         $    5,957  $  (5,277)  $    9,116  $      81   $   15,073  $  (5,195)
                                                     ==========  ==========  ==========  =========   ==========  ==========

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

    A summary of intangible assets follows:

                                                                                   AS OF JUNE 30, 2002
                                                                              ----------------------------
                                                                                 GROSS
                                                                               CARRYING      ACCUMULATED
                                                                                AMOUNT      AMORTIZATION
                                                                              ------------ ---------------
                          Amortized intangible assets
                            Patents.....................................        $  16,373     $     818
                            Other.......................................            5,121         1,194
                                                                                ---------     ---------
                            Total.......................................        $  21,494     $   2,012
                                                                                =========     =========
                          Unamortized intangible assets
                            Trademarks..................................        $  76,963
                                                                                =========
                          Aggregate amortization expense:
                            For six months ended June 30, 2002..........        $   1,016
                          Estimated amortization expense:
                            For the six months ended December 31, 2002          $   1,304
                            For year ended December 31, 2003............            1,954
                            For year ended December 31, 2004............            1,954
                            For year ended December 31, 2005............            1,954
                            For year ended December 31, 2006............            1,838
                            For year ended December 31, 2007............            1,838

                                                                                AS OF MARCH 31, 2002
                                                                          -------------------------------
                                                                           GROSS CARRYING    ACCUMULATED
                                                                               AMOUNT       AMORTIZATION
                                                                          ---------------- ---------------

                          Amortized intangible assets
                            Patents.....................................      $  16,373       $     626
                            Other.......................................          5,121             734
                                                                              ---------       ---------
                            Total.......................................      $  21,494       $   1,360
                                                                              =========       =========
                          Unamortized intangible assets
                            Trademarks and other........................      $  76,963
                                                                              =========
                          Aggregate amortization expense:
                            For three months ended March 31, 2002.......      $     364
                          Estimated amortization expense:
                            For nine months ended December 31, 2002.....      $   1,956
                            For year ended December 31, 2003............          1,954
                            For year ended December 31, 2004............          1,954
                            For year ended December 31, 2005............          1,954
                            For year ended December 31, 2006............          1,838
                            For year ended December 31, 2007                      1,838

    The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

Balance as of January 1, 2002.........................        $    86,872
Reallocation of purchase price........................              2,808
                                                              -----------
Balance as of June 30, 2002...........................        $    89,680
                                                              ===========

4.  RECEIVABLES

    A summary of receivables is as follows:

                                                                                  JUNE 30,     MARCH 31,    DECEMBER 31,
                                                                                    2002          2002          2001
                                                                                 ----------  -------------  ------------
                        Notes from sale of trade receivables (see Note 5)....        19,101        13,519         16,937
                        Other................................................         1,016         3,130         10,809
                                                                                  ---------   -----------    -----------
                                                                                     20,117        16,649         27,746
                        Less allowance for doubtful accounts.................         5,924         5,831          5,649
                                                                                  ---------   -----------    -----------
                        Total receivables, net...............................     $  14,193    $   10,818    $    22,097
                                                                                  =========    ===========   ===========

5.  RECEIVABLES PURCHASE FACILITY

    In December 2001, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, (SPE), was established to purchase certain receivables from Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC. CoBank has been granted an interest in the receivables owned by the SPE. The transfers of the receivables from Purina Mills, LLC to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in Purina Mills, LLC's consolidated balance sheet. However, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC retain the credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables. Accordingly, Purina Mills, LLC has retained reserves for estimated losses. Purina Mills, LLC expects no significant gains or losses from the sale of the receivables. The total accounts receivable sold by Purina Mills, LLC during the first three months and six months of 2002 were $235.6 million and $458.4 million, respectively.

6.  INVENTORIES

    A summary of inventories is as follows:

                                                                 JUNE 30,       MARCH 31,   DECEMBER 31,
                                                                   2002           2002          2001
                                                                -----------   ------------  ------------
                  Raw materials.........................        $    30,653   $    31,874    $    34,079
                  Finished goods........................             12,834        12,439         11,716
                                                                -----------   -----------    -----------
                  Total inventories.....................        $    43,487   $    44,313    $    45,795
                                                                ===========   ===========    ===========

7.  INVESTMENTS

    Purina Mills, LLC's investments are as follows:

                                                                           JUNE 30,        MARCH 31,   DECEMBER 31,
                                                                             2002            2002          2001
                                                                          ----------    ------------- ---------
                  Harmony Farms, LLC...........................               $3,596         $3,969        $3,969
                  T-PM Holdings Company........................                1,280          1,290         1,290
                  Northern Colorado Feed, LLC..................                1,098          1,160         1,210
                  ESSV, LLC....................................                  893            893             -
                  Alliance Milk Products, LLC..................                  837            975           874
                  Eastern Block, Inc. .........................                  578            606           545
                  Y-Not, LLC...................................                  512            552           560
                  Eastgate Feed and Grain, LLC.................                  214            214           214
                  Eslabon Companies............................                  195            202           225
                  Other........................................                3,599          2,060         2,218
                                                                           ---------      ---------     ---------
                  Total investments............................            $  12,802      $  11,921     $  11,105
                                                                           =========      =========     =========

8.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment is as follows:

                                                                              JUNE 30,     MARCH 31,     DECEMBER 31,
                                                                                2002         2002            2001
                                                                            -----------  -----------    --------------
                            Land and land improvements..................    $    11,041  $    11,041     $    11,041
                            Buildings and building equipment............         65,745       65,745          65,745
                            Machinery and equipment.....................        140,212      140,207         140,207
                            Construction in progress....................         13,768       11,240          10,138
                                                                            -----------  -----------     -----------
                                                                                230,766      228,233         227,131
                            Less accumulated depreciation...............         21,478       13,997           6,564
                                                                            -----------  -----------     -----------
                            Total property, plant and equipment, net....    $   209,288  $   214,236     $   220,567
                                                                            ===========  ===========     ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of our management. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements.

OVERVIEW

GENERAL

Segments

    We operate our business predominantly in the United States in five segments: dairy foods, animal feed, crop seed, swine and agronomy. We have limited international operations, certain of which have recently been sold or are in the process of being sold. Our dairy foods segment produces, markets and sells butter, spreads, cheese and other dairy products. We operate our animal feed segment principally through Land O'Lakes Farmland Feed LLC, our 92% owned joint venture with Farmland Industries, Inc. ("Farmland Industries"). Our animal feed segment develops, produces, markets and distributes animal feed to both commercial and lifestyle customers. The results of the animal feed business are consolidated in our financial statements and the minority interest is eliminated. As a result of the Purina Mills acquisition in October 2001, animal feed results for the six months ended June 30, 2002 include Purina Mills swine marketing activities since Purina Mills historically reported results of its swine business together with its feed business. Our crop seed segment sells seed for a variety of crops, including alfalfa, corn, soybeans and forage and turf grasses. Our swine segment produces and markets both young feeder pigs and mature market hogs. Our agronomy segment distributes crop nutrient and crop protection products. Historically, our agronomy segment consisted primarily of the assets we contributed to Agriliance LLC ("Agriliance"), our unconsolidated joint venture. Since the contribution of those assets to Agriliance at the end of July 2000, our investment has been accounted for on the equity method through our agronomy segment, along with the agronomy assets we retained. Our membership interest in CF Industries, Inc. ("CF Industries") an interregional plant food manufacturing cooperative, is accounted for through this segment on a cost basis. We also derive a portion of revenues and income from other related businesses, which are insignificant to our overall results. We allocate corporate administration expense to all five of our business segments using two methodologies, direct usage for services for which we are able to track this usage, such as payroll and legal, and invested capital for all other expenses. A majority of these costs is allocated based on direct usage. We allocate these costs to segments whether or not they are solely composed of investments and joint ventures.

Unconsolidated Businesses

    We have investments in certain entities that are not consolidated in our financial statements. For the six months ended June 30, 2002, income from our unconsolidated businesses amounted to $34.4 million, compared to income of $37.3 million for the six months ended June 30, 2001. Our investment in unconsolidated businesses amounted to $588.3 million on June 30, 2002, and $568.1 million on December 31, 2001. Cash flow from our investment in unconsolidated businesses for the six months ended June 30, 2002 was $4.0 million, compared to $1.7 million for the six months ended June 30, 2001.

    Agriliance and CF Industries constitute the most significant of our investments in unconsolidated businesses, both of which are reflected in our agronomy results. Our investment in and earnings or losses from Agriliance and CF Industries were as follows as of and for the six months ended:

                                                             JUNE 30,
                                                        -----------------
                                                          2002     2001
                                                        -------- --------
                                                         (IN MILLIONS)
                            AGRILIANCE:
                              Investment...........     $ 123.2   $  75.6
                              Equity in earnings ..        39.1      31.3
                            CF INDUSTRIES:
                              Investment...........     $ 249.5   $ 248.5
                              Patronage income.....          --        --

We did not receive cash distributions from Agriliance or CF Industries during these periods.

    Land O'Lakes, Cenex Harvest States Cooperatives ("CHS") and Farmland Industries contributed substantially all of their agronomy marketing assets to Agriliance in July 2000. The agronomy marketing operations of Land O'Lakes, CHS and Farmland Industries were previously managed through various operating entities. Land O'Lakes has a 50 percent equity ownership in Agriliance. The other 50 percent ownership interest in Agriliance is owned by United Country Brands (jointly owned by CHS and Farmland Industries). Land O'Lakes provides certain support services to Agriliance at competitive market prices. Agriliance was billed $4.4 million and $3.6 million, respectively, for the six months ended June 30, 2002 and 2001 for the support services. In addition, Land O'Lakes purchases insignificant amounts of product from Agriliance. The fiscal year of Agriliance ends on August 31. Unless otherwise indicated, references in this Form 10-Q to the annual or quarterly results of Agriliance are presented on a calendar year basis to conform to Land O'Lakes presentation. Agriliance funds its operations from operating cash flows, an initial working capital contribution on formation and borrowings from unaffiliated third parties. Agriliance has entered into syndicated secured term and revolving credit arrangements in an aggregate amount of $407 million as of August 31, 2001. Since then, credit arrangements were renegotiated and as of June 30, 2002 amounted to $325 million. In addition, Agriliance has entered into a $200 million receivables securitization with CoBank. Neither Land O'Lakes nor any of the restricted subsidiaries guarantee these obligations. Land O'Lakes does not have an obligation to contribute additional capital to finance Agriliance's operations.

    CF Industries is an inter-regional cooperative involved in the manufacture of crop nutrients, in which we have a 38% ownership interest based on our product purchases. As a member, we are allowed to elect one board member out of a total of nine. Agriliance is one of CF Industries' most significant customers. CF Industries operates in a highly cyclical industry. The oversupply of nitrogen in the industry since 1998 has resulted in depressed prices and, consequently, depressed earnings. Studies are currently under way to determine strategic steps to address the negative earnings situation. Since CF Industries is a cooperative, we only receive earnings from our investment when the cooperative allocates and distributes patronage to us. No patronage was allocated and distributed to us in the last three years because CF Industries realized losses in those years. We anticipate that no patronage allocations will occur until these losses have been recouped. Our $249.5 million investment in CF Industries consists of approximately $150 million in noncash patronage income from prior periods (not distributed to us) and approximately $100 million that was acquired as part of our Countrymark acquisition in 1998 based on Countrymark's prior business with CF Industries. Prior to the contribution of our agronomy assets to Agriliance, our agronomy business earned patronage income on the business it conducted with CF Industries. Since July 29, 2000, Land O'Lakes has been entitled to receive patronage income for business that Agriliance transacts with CF Industries on behalf of our members, primarily fertilizer purchases. We believe these sales are on terms comparable to those available to unaffiliated third parties.

    We have an investment in CoBank, an agricultural cooperative bank, which amounted to $21.9 million on June 30, 2002, and $21.5 million on December 31, 2001. This investment constitutes less than one percent of CoBank's total shareholder equity. We account for our investment in CoBank under the cost basis method of accounting. The investment consists of an initial nominal cash amount of $1,000 and equity additions based on a percentage (currently 11.5%) of our five-year average loan volume. Since CoBank operates as a cooperative, we receive patronage income from CoBank based on our annual loan volume with CoBank. This patronage income reduces our interest expense. We believe that these loan transactions are on terms comparable to those available to unaffiliated third parties.

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

Wholesaling and Brokerage Activities

    Our dairy foods segment operates a wholesale milk marketing program. We purchase excess raw milk over our production needs from our members and sell it directly to other dairy processors. We generate losses or insignificant earnings on these transactions; however, there are three principal reasons for doing this: first, we need to sell a certain percentage of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which lowers our input cost of milk for the manufacture of dairy products; second, it reduces our need to purchase raw milk from sources other than members during periods of low milk production in the United States (typically August, September and October) and third, it ensures that our members have a market for the milk that they produce during periods of high milk production. In the six months ended June 30, 2002, we sold 2,915.7 million pounds of milk, which resulted in $433.3 million of net sales or 30.1% of our dairy foods segment's net sales for that period, with cost of sales exceeding net sales by $5.5 million.

    Our animal feed segment, in addition to selling its own products, buys and sells or brokers for a fee soybean meal and other feed ingredients. We market these ingredients to our local member cooperatives and to other feed manufacturers, which use them to produce their own feed. Although this activity generates substantial revenues, it is a very low-margin business. We are generally able to obtain feed inputs at a lower cost as a result of our ingredient merchandising business because of lower per unit shipping costs associated with larger purchases and volume discounts. For the six months ended June 30, 2002, ingredient merchandising generated net sales of $238.0 million, or 20.0% of total animal feed segment net sales, and a gross profit of $6.7 million, or 4.7% of total animal feed segment gross profit.

Seasonality

    Certain segments of our business are subject to seasonal fluctuations in demand. In our dairy foods segment, butter sales typically increase in the fall and winter months due to increased demand during holiday periods. Animal feed sales tend to increase in the fourth and first quarter of each year because cattle are less able to graze during cooler months. Most crop seed sales used to occur in the first and second quarter of each year. However, we have seen a trend toward selling more crop seed in the fourth and first quarter of each year as a result of lower sales of proprietary brands and increased sales of partnered seed brands. Agronomy product sales tend to be much higher in the first and second quarter of each year, as farmers buy crop nutrients and crop protection products to meet their seasonal needs.

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

    Dairy Foods. Raw milk is the major commodity input for our dairy foods segment. For the six months ended June 30, 2002, our raw milk input cost was $888.2 million, or 65.2% of the cost of sales for our dairy foods segment. Cream, butter and bulk cheese are also significant dairy foods commodity inputs. Cost of sales for these inputs was $122.4 million for cream, $41.6 million for butter and $160.1 million for bulk cheese for the six months ended June 30, 2002. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

    The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products produced. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not subject to significant commodity price risk as the price received for the output varies with the cost of the significant inputs. For the six months ended June 30, 2002, bulk cheese, which is generally sold the day made, represented $131.5 million, or 9.1% of our dairy foods segment's net sales. Other products, such as private label butter, which have significant net sales, are also generally sold shortly after they are made.

    We also maintain significant inventories of butter and cheese for sale to our retail and food service customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the six months ended June 30, 2002, branded and private label retail, deli and foodservice net sales of cheese and butter represented $460.3 million, or 31.9% of our dairy foods segment's net sales.

    For the six months ended June 30, 2001, commodity butter and cheese prices were increasing due to a short supply of milk. For the six months ended June 30, 2002, we saw declines in pricing due to larger supplies and a slowing economy; butter pricing stayed slightly ahead of government support prices, while cheese pricing dropped below government support prices. However, the net impact on operating results was somewhat mitigated due to the use of pricing practices, inventory policies and risk management.

    We maintain a sizable dairy manufacturing presence in the Upper Midwest. This region has seen significant declines in cow numbers. Since 1990, cow numbers declined 16% in Minnesota and 14% in Wisconsin. Over the same period, the Minnesota/Wisconsin share of nationwide dairy manufacturing volume has declined from 40% to 28%. Competition for the lower milk production volumes resulted in increased milk input costs. We aniticipate that increased milk input costs will continue in the Upper Midwest through the end of 2002. The milk volume decline, and resulting plant over capacity and increased milk input costs, has put upward pressure on our Upper Midwest production costs and, together with reductions in mozzarella cheese and whey sales decribed below, has resulted in significant operating losses in this region for the six months ended June 30, 2002.

    In response to these pressures, we have adjusted production at our Perham and Melrose, Minnesota, plants and we continue to explore alternative infrastructure deployment models in an effort to increase efficiencies and reduce costs. Based on the initiatives we have completed to date and those we expect to complete by year-end, we expect to incur approximately $9 million of restructuring related costs in 2002.

    Reduced margins on our mozzarella and whey products also have had a negative impact not only on our Upper Midwest operations but also on our Cheese & Protein International LLC operations. Lower than expected demand and increasing production capacity have placed downward pressure on the sales and margins these products generate. We expect that the reduced margins will continue at least through the end of 2002.

    Animal Feed. The animal feed segment follows industry standards for feed pricing. The feed industry generally prices products based on income over ingredient cost ("IOIC") per ton of feed. This practice tends to mitigate the impact of volatility in commodity ingredient markets on our animal feed profits. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices. Thus, the key indicator of business performance in the animal feed segment is IOIC rather than net sales. Net sales are considered to be a poor indicator of performance since large fluctuations can occur from period-to-period due to volatility in the underlying commodity ingredient prices.

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

    As dairy production shifted from the Upper Midwest to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. This change is driven by the difference in nutritional requirements in dairy cows as a result of less severe winters in the western United States. In addition, the increase in vertical integration of swine and poultry producers has resulted in increased sales of lower-margin feed products.

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

    Under the cost-plus program, we provide minimum hog price guarantees to producers in exchange for swine feed sales and profit participation. We are in the process of phasing out our existing cost-plus contracts and will not be entering into new ones under the current structure. The program incurred pretax losses of $1.1 million for the six months ended June 30, 2002 and no earnings or losses for the six months ended June 30, 2001.

    Historically, Purina Mills reported results of its swine business together with its feed business. Accordingly, the portion of our swine business which we acquired from Purina Mills in October 2001 is reported within our feed segment in the six months ended June 30, 2002. For the six months ended June 30, 2002, the Purina Mills swine business generated a loss of $1.4 million compared to earnings of $0.1 million for the six months ended June 30, 2001, primarily due to a decline in hog market prices.

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

    In June 1999, certain of the northern and southern retail agronomy assets of Terra Industries were acquired by Agro Distribution, our unconsolidated joint venture with CHS Cooperatives, which was subsequently contributed to Agriliance. The objective of this acquisition was to sell each retail agronomy location to one or more of our local cooperative members. Nearly all of the northern locations have been sold. We were unable to sell most of the southern locations and decided in the fall of 2001 to continue to operate these southern retail agronomy assets. Operation of these locations resulted in significant losses for the six months ended June 30, 2001. These losses were recorded through our investment in Agriliance as equity in earnings or loss from affiliated companies. Agro Distribution's losses on operation of these locations aggregated $22.4 million for the six months ended June 30, 2001, with Land O'Lakes recording 50% of these losses in equity in loss of affiliated companies.

    In October 2001, we acquired Purina Mills, Inc. The total purchase price of the Purina Mills acquisition was $358.6 million. The acquisition added $86.9 million of goodwill and $98.9 million of other intangible assets to our balance sheet. This acquisition resulted in a substantial increase in our leverage (long-term debt, including Capital Securities, to capital) from 43.5% at December 31, 2000 to 54.2% at June 30, 2002 and increased interest costs by approximately $40 million annually. Given the nature of products sold by Purina Mills and its distribution network, the Purina Mills business has a higher gross margin rate and a higher rate of selling, general and administration expense as a percent of sales than the Land O'Lakes Farmland Feed business. By the end of 2002, we expect to have implemented programs that would enable us to generate recurring annual cost savings of approximately $50 million as a result of the acquisition, relative to costs that would have been incurred separately. In 2002, we expect to generate approximately $25 million in savings, which are expected to be partially offset by plant closing, severance, employee relocation and information technology integration costs of approximately $20 million.

RESULTS OF OPERATIONS

                                               Three Months Ended
                                                      June 30,
                                      ---------------------------------------
                                             2002                  2001
                                      ------------------    -----------------
                                                   % of                  % of
                                       $ Amount   Total     $ Amount    Total
                                      ---------- -------    ---------  ------
                                               (Dollars in millions)
  Net sales
  Dairy foods.....                    $  710.3     50.3     $  830.0     60.5
  Animal feed.....                       579.4     41.1        401.5     29.3
  Crop seed.......                        97.2      6.9        109.6      8.0
  Swine...........                        21.8      1.5         28.1      2.0
  Other...........                         3.4      0.3          3.3      0.2
                                      --------     ----     --------     ----
     Total net sales                  $1,412.1              $1,372.5
                                      ========              ========

                                                   % of                  % of
                                                    Net                   Net
                                       $ Amount    Sales    $ Amount     Sales
                                      ----------  -------   ---------    ------
  Cost of sales
  Dairy foods...............          $  672.0        94.6  $  771.3        92.9
  Animal feed...............             509.2        87.9     364.0        90.7
  Crop seed.................              83.1        85.5      94.2        86.0
  Swine.....................              22.1       101.4      24.0        85.4
  Other.....................               1.9        55.9       1.7        51.5
                                      --------   ---------  --------    --------
      Total cost of sales...           1,288.3        91.3   1,255.2        91.5
  Selling, general and
    administration expense
  Dairy foods...............              40.1         5.6      44.3         5.3
  Animal feed...............              63.7        11.0      26.8         6.7
  Crop seed.................              10.2        10.5      10.8         9.9
  Swine.....................               1.6         7.3       1.9         6.8
  Agronomy..................               5.9          --       2.5          --
  Other.....................               2.6        76.5       1.6        45.5
                                      --------   ---------  --------    --------

      Total selling, general and
        administration
        expense.............             124.1         8.8      87.9         6.4
  Restructuring and impairment
    charges (reversals).....               3.8         0.3      (0.8)        0.0
                                      --------   ---------  ---------  ---------
  Earnings (loss) from operations         (4.1)        0.3      30.3         2.2
  Interest expense, net.....              17.4         1.3      12.6         0.9
  Gain on legal settlement..             (32.7)        2.4        --          --
  Gain on divestiture of
    businesses..............              (1.2)        0.1      (0.2)        0.0
  Equity in earnings of
    affiliated companies....             (44.2)        3.2     (37.4)        2.7
  Minority interest in (loss)
    earnings of
    subsidiaries............              (1.0)        0.1       2.2         0.2
                                     ---------- ---------- ---------   ---------
  Earnings before
    income taxes............              57.6         4.1      53.1         3.9
  Income tax expense........               9.3         0.7       8.9         0.6
                                      --------   ---------  --------    --------
  Net earnings..............          $   48.3         3.5  $   44.2         3.2
                                      ========   =========  ========    ========


                                                 Six Months Ended
                                                      June 30,
                                      ---------------------------------------
                                             2002                  2001
                                      ------------------    -----------------
                                                   % of                  % of
                                       $ Amount   Total     $ Amount    Total
                                      ---------- -------    ---------  ------
                                              (Dollars in millions)
  Net sales
  Dairy foods.....                    $1,441.4     49.1     $1,586.4     57.7
  Animal feed.....                     1,190.0     40.5        809.9     29.5
  Crop seed.......                       252.9      8.6        291.4     10.6
  Swine...........                        45.7      1.6         53.7      2.0
  Other...........                         6.3      0.2          6.8      0.2
                                      --------     ----     --------     ----
     Total net sales                  $2,936.3              $2,748.2
                                      ========              ========

                                                   % of                  % of
                                                    Net                   Net
                                       $ Amount    Sales    $ Amount     Sales
                                      ----------  -------   ---------    ------
  Cost of sales
  Dairy foods...............          $1,358.0        94.2  $1,474.3        92.9
  Animal feed...............           1,045.7        87.9     740.4        91.4
  Crop seed.................             213.7        84.5     247.9        85.1
  Swine.....................              43.6        95.4      48.7        90.7
  Other.....................               3.6        57.1       4.5        66.2
                                      --------   ---------  ---------  ---------
      Total cost of sales...           2,664.6        90.8   2,515.8        91.6
  Selling, general and
    administration expense
  Dairy foods...............              84.7         5.9      85.4         5.4
  Animal feed...............             126.1        10.6      55.1         6.8
  Crop seed.................              23.2         9.2      22.7         7.8
  Swine.....................               3.2         7.0       3.7         6.9
  Agronomy..................               9.5          --       9.6          --
  Other.....................               4.8        76.2       4.0        58.8
                                      --------   ---------  ---------  ---------
      Total selling, general and
        administration
        expense.............             251.5         8.6     180.5         6.6
  Restructuring and impairment
    charges (reversals).....               7.3         0.2      (1.8)        0.1
                                      --------   ---------  ---------  ---------
  Earnings from operations..              12.9         0.5      53.7         2.0
  Interest expense, net.....              34.9         1.2      24.3         0.9
  Gain on legal settlement..             (32.7)        1.2        --          --
  Gain on sale of intangibles             (4.2)        0.1        --          --
  Gain on divestiture of
    Businesses..............              (1.2)         --      (0.2)         --
  Equity in earnings of
    affiliated companies....             (34.4)        0.1     (37.3)        1.4
  Minority interest in (loss)
    earnings of
    subsidiaries............              (0.1)          -       3.8         0.1
                                      --------   ---------  ---------  ---------
  Earnings before
    income taxes ...........              50.5         1.7      63.1         2.2
  Income tax expense .......               3.2         0.1       5.9         0.2
                                      --------   ---------  ---------  ---------
  Net earnings .............          $   47.3         1.6  $   57.2         2.1
                                      ========   =========  =========  =========

THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET SALES

    Net sales for the three months ended June 30, 2002 increased $39.6 million, or 2.9%, to $1,412.1 million, compared to net sales of $1,372.5 million for the three months ended June 30, 2001. The increase was primarily attributed to the acquisition of Purina Mills in October 2001 which contributed $199.9 million in sales, partially offset by declines in dairy foods sales and the impact of the discontinuance of a partnered soybean brand.

    Dairy Foods. Net sales for the three months ended June 30, 2002 decreased $119.7 million, or 14.4%, to $710.3 million, compared to net sales of $830.0 million for the three months ended June 30, 2001. During the three months ended June 30, 2002, average commodity prices for butter decreased $0.77 per pound, while average commodity prices for cheese decreased $0.34 per pound compared to the same period in 2001. The impact of these commodity price changes decreased net sales of butter by $53.0 million and cheese by $26.4 million. However, the prices retailers set for branded butter did not follow trends in the commodity butter markets. Retail prices for branded butter remained high, which resulted in declines in sales volumes as consumers shifted to substitute products or reduced consumption. Butter and spreads volumes decreased 4.9 million pounds and
3.2 million pounds, respectively, representing a decrease in net sales of $11.8 million and $2.3 million, respectively, from the same period last year. Nonfat dry milk powder and private label butter sales in the Western Region decreased $15.0 million and $1.2 million, respectively. The decline in powder sales was due to changes in production schedules at our dairy plants, which resulted in reduced powder byproduct availability, while the decline in butter sales was due to a combination of decreased market prices and volume declines. Cheese & Protein International LLC., a cheese and whey joint venture, began production during the three months ended June 30, 2002 and added sales of $3.7 million. Sales for the three months ended June 30, 2002 under our wholesale milk marketing program decreased $10.6 million, or 4.8%, to $211.9 million, compared to $222.5 million for the three months ended June 30, 2001. This decrease was primarily due to a decrease in the market price of milk. Changes in other product categories accounted for a sales decrease of $3.1 million.

    Animal Feed. Net sales for the three months ended June 30, 2002 increased $177.9 million, or 44.3%, to $579.4 million, compared to net sales of $401.5 million for the three months ended June 30, 2001. The acquisition of Purina Mills contributed $199.9 million in incremental sales. This increase was partially offset by declines in Land O'Lakes Farmland Feed branded sales. Sales in our Land O'Lakes Farmland Feed Animal Health and Packaged Goods area decreased $5.3 million as a result of a realigned marketing arrangement with a large vendor whereby we no longer record sales dollars, but rather a margin-based fee. Swine sales in our Land O'Lakes Farmland Feed branded products decreased $3.2 million as a result of decreased volumes and depressed market prices for hog producers. Sales also decreased $1.8 million in our Land O'Lakes Farmland Feed branded lifestyle product lines, reflecting a later than expected beginning of the aquaculture feeding season. Sales of Land O'Lakes Farmland Feed branded beef feeds decreased $1.4 million, primarily due to the effect of warmer than average weather and excess food proteins (such as beef cattle, swine and chickens) in the U.S. market. Sales of bulk phosphates decreased $5.2 million due to the sale of this business to a third party. Sales in our dairy feeds area increased $3.5 million, driven by strong sales of simple blends in our Western feed division. Sales in our International division decreased $5.8 million from $8.5 million for the three months ended June 30, 2001 to $2.7 million for the three months ended June 30, 2002 as a result of the exit from Mexico operations. Finally, sales from ingredient merchandising increased $1.6 million, or 1.4%, from $114.3 million for the three months ended June 30, 2001 to $115.9 million for the three months ended June 30, 2002.

    Crop Seed. Net sales for the three months ended June 30, 2002 decreased $12.4 million, or 11.3%, to $97.2 million, compared to net sales of $109.6 million for the three months ended June 30, 2001. The discontinuance of a partnered soybean brand contributed to decreased volumes, resulting in a sales decrease of soybeans of $13.4 million or 39.3%. Sales of alfalfa decreased by $5.2 million, or 35.8%, due mainly to increased volumes of low-priced generic alfalfa. Turf volume declines resulted in lower sales of $2.6 million, or 14.6%. Continued volume growth resulted in increased sales of corn of $7.7 million, or 7.3%. A change in billing for technology fees collected on behalf of one of our third-party suppliers added $2.8 million to sales and cost of sales. Volume declines in other seed categories resulted in a sales decrease of $1.7 million.

    Swine. Net sales for the three months ended June 30, 2002 decreased $6.3 million, or 22.4%, to $21.8 million, compared to $28.1 million for the three months ended June 30, 2001. The number of market hogs sold decreased by 17,474 and the average weight per market hog sold decreased 4.4 pounds, with a corresponding sales decrease of $3.3 million. Reduced consumer demand, caused, in part, by an excess of food proteins in the U.S. markets, decreased the average market price for the three months ended June 30, 2002 to $36.35 per hundredweight versus an average market price of $52.95 for the three months ended June 30, 2001. The decrease in average market hog prices of $16.60 per hundredweight decreased sales by $5.2 million. We signed a packer agreement with IBP, inc. effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. For the three months ended June 30, 2002, this agreement increased our sales by $2.7 million. The average price per feeder pig sold under contract increased $0.37 from $45.44 for the three months ended June 30, 2001 to $45.81 for the three months ended June 30, 2002, which increased sales by $0.1 million. This increase was due primarily to the fact that we added more swine aligned contracts with a higher base price. The average price per feeder pig sold on the open market decreased $12.23, from $49.62 for the three months ended June 30, 2001 to $37.39 for the three months ended June 30, 2002, which decreased sales by $1.0 million.

COST OF SALES

    Cost of sales for the three months ended June 30, 2002 increased $33.1 million, or 2.6%, to $1,288.3 million, compared to cost of sales of $1,255.2 million for the three months ended June 30, 2001. Cost of sales as a percent of net sales decreased 0.2 percentage points to 91.3% for 2002, compared to 91.5% for the prior year. The acquisition of Purina Mills added significantly to our cost of sales, resulting in an increase of $164.9 million. This increase was partially offset by lower cost of sales in dairy foods, seed and swine. For the three months ended June 30, 2002, patronage income from other cooperatives that was directly attributable to product purchases amounted to $2.2 million, compared to $1.4 million for the three months ended June 30, 2001. Our cost of sales was reduced by these amounts.

    Dairy Foods. Cost of sales for the three months ended June 30, 2002 decreased $99.3 million, or 12.9%, to $672.0 million, compared to cost of sales of $771.3 million for the three months ended June 30, 2001. During the three months ended June 30, 2002, average commodity butter prices decreased $0.77 per pound, while average commodity cheese prices decreased $0.34 per pound compared to the same period in 2001. The impact of these commodity price changes decreased cost of sales of butter by $53.0 million and cheese by $26.4 million. Cost of sales for nonfat dry milk powder and private label butter in the Western region decreased $15.0 million and $1.8 million, respectively. Higher milk input costs and plant restructuring in the Upper Midwest resulted in increased cost of sales of $4.1 million. Cost of sales for the three months ended June 30, 2002 under our wholesale milk marketing program decreased $9.2 million, or 4.1%, to $212.9 million, compared to $222.1 million for the three months ended June 30, 2001. This decrease was due primarily to the lower market price of milk. Cost of sales include a $10.3 million loss from the start-up of our cheese and whey plant in Tulare, California, that we operate as a joint venture with Mitsui of Japan and lower demand in both mozzerella and whey. Finally, cost of sales for exports, foodservice cheese and other products increased $8.3 million over the prior-year period. Cost of sales as a percent of net sales increased 1.7 percentage points from 92.9% for the three months ended June 30, 2001 to 94.6% for the three months ended June 30, 2002, primarily due to lower sales volumes.

    Animal Feed. Cost of sales for the three months ended June 30, 2002 increased $145.2 million, or 39.9%, to $509.2 million compared to $364.0 million for the three months ended June 30, 2001. The acquisition of Purina Mills added $164.9 million in cost of sales for the three months ended June 30, 2002. This increase was slightly offset by a decrease in Land O'Lakes Farmland Feed branded product lines. Land O'Lakes Farmland Feed Animal Health and Packaged Goods decreased $5.2 million driven by a realigned marketing arrangement whereby we no longer record cost of sales dollars, but rather a margin-based fee. Land O'Lakes Farmland Feed branded lifestyle cost of sales declined $2.9 million resulting from a later than expected beginning of the aquaculture feeding season. Land O'Lakes Farmland Feed branded swine cost of sales decreased by $1.0 million. Land O'Lakes Farmland Feed branded beef feeds cost of sales decreased $0.4 million, due to slower sales as a result of warm winter weather. Cost of sales in our International division decreased $5.2 million from $8.5 million in the second quarter of 2001 to $2.9 million on the second quarter of 2002 primarily due to the exit of our Mexico operations in the first quarter of 2002. Cost of sales of bulk phosphates decreased $4.5 million as we sold this business during the first quarter of 2002. Cost reductions from the integration efforts related to Purina Mills reduced our cost of sales by $2.0 million. Cost of sales in our dairy feed area increased $4.7 million, primarily as a result of strong sales in our Western region. Patronage income which is recorded as a reduction of cost of sales decreased $1.9 million from earnings of $0.9 million in the second quarter of 2001 to a loss of $1.0 million in the second quarter of 2002. An unrealized hedging gain in the second quarter of 2002 related to corn and soybean meal futures contracts decreased cost of sales by $1.8 million, compared to a gain of $1.2 million in the second quarter of 2001. Cost of sales increased $1.7 million as a result of the increase in ingredient merchandising sales. Cost of sales as a percent of net sales decreased 2.8 percentage points, from 90.7% in the second quarter of 2001 to 87.9% in the same period of 2002. The decrease was due primarily to certain Purina Mills products, which carry a comparatively higher margin than our traditional product lines. IOIC as a percent of cost of sales increased to 26.1% in the second quarter of 2002 from 18.5% in the same period of 2001 due to the change in product mix and the change in unrealized hedging gains and losses as noted above.

    Crop Seed. Cost of sales for the three months ended June 30, 2002 decreased $11.1 million, or 11.8%, to $83.1 million, compared to cost of sales of $94.2 million for the three months ended June 30, 2001. Cost of sales decreased for soybeans ($12.0 million), alfalfa ($5.3 million) and turf seeds ($2.4 million) due to volume decreases. Increased sales of corn resulted in increased cost of sales of $8.0 million. In addition, a change in billing for technology fees collected on behalf of one of our third-party suppliers increased sales and cost of sales by $2.8 million. Volume changes for other seed products contributed $0.9 million to the cost of sales decrease. An unrealized hedging gain of $0.9 million for the three months ended June 30, 2002 was related to soybean futures contracts, compared to an unrealized hedging loss of $0.4 million for the three months ended June 30, 2001, which reduced cost of sales by $1.3 million. Cost of sales as a percent of net sales decreased 0.5 percentage points, from 86.0% for the three months ended June 30, 2001 to 85.5% for the three months ended June 30, 2002, due to the change in product mix.

    Swine. Cost of sales for the three months ended June 30, 2002 decreased $1.9 million, or 7.9%, to $22.1 million, compared to $24.0 million for the three months ended June 30, 2001. Reduced unit sales decreased cost of sales by $2.1 million. In cost-plus, the decrease in markets fell below the program's floor price to independent producers, which increased cost of sales by $1.2 million. An unrealized hedging gain decreased cost of sales by $0.2 million for the three months ended June 30, 2002, compared to an unrealized hedging loss of $0.8 million for the three months ended June 30, 2001, resulting in a net decrease in cost of sales of $1.0 million.
    million. Cost of sales as a percent of net sales increased 16.0 percentage points from 85.4% to 101.4% of sales, primarily due to the decrease in hog market prices which lowered swine net sales.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense for the three months ended June 30, 2002 increased $36.3 million, or 41.3%, to $124.1 million, compared to selling, general and administration expense of $87.9 million for the three months ended June 30, 2001. Selling, general and administration expense as a percent of net sales increased 2.4 percentage points from 6.4% for the three months ended June 30, 2001 to 8.8% for the three months ended June 30, 2002. The acquisition of Purina Mills in October 2001 contributed to the increase.

    Dairy Foods. Selling, general and administration expense for the three months ended June 30, 2002 decreased $4.2 million, or 9.5%, to $40.1 million, compared to $44.3 million for the three months ended June 30, 2001. This decrease was primarily due to a reduction in advertising and promotion spending of $2.5 million and goodwill amortization of $0.7 million. Selling, general and administration expense as a percent of net sales increased 0.3 percentage points from 5.3% for the three months ended June 30, 2001 to 5.6% for the three months ended June 30, 2002 due to lower sales volumes.

    Animal Feed. Selling, general and administration expense for the three months ended June 30, 2002 increased $36.9 million, or 137.7%, to $63.7 million, compared to $26.8 million for the three months ended June 30, 2001. The majority of this increase was related to the acquisition of Purina Mills, which contributed $30.9 million in increased selling, general and administration expense. In addition, we incurred one-time integration costs of $3.2 million related to the Purina Mills acquisition, including $1.7 million in information systems integration costs and $0.6 million in relocation expense. During the second quarter of 2002, bad debt expense increased by $1.7 million over the same period in 2001. Selling, general and administration expense as a percent of net sales increased 4.3 percentage points from 6.7% for the three months ended June 30, 2001 to 11.0% for the three months ended June 30, 2002. Selling, general and administration expense as a percent of IOIC increased from 41.4% for the three months ended June 30, 2001 to 48.0% for the three months ended June 30, 2002.

    Crop Seed. Selling, general and administration expense for the three months ended June 30, 2002 decreased $0.6 million, or 5.6%, to $10.2 million, compared to $10.8 million for the three months ended June 30, 2001. Cost reduction efforts and decreased information systems spending are the primary reasons. Selling, general and administration expense as a percent of net sales increased
0.6 percentage points, from 9.9% for the three months ended June 30, 2001 to 10.5% for the three months ended June 30, 2002.

    Swine. Selling, general and administration expense for the three months ended June 30, 2002 decreased $0.3 million, or 15.8%, to $1.6 million, compared to $1.9 million for the three months ended June 30, 2001 due to reduced staffing. Selling, general and administration expense as a percent of net sales increased 0.5 percentage points, from 6.8% for the three months ended June 30, 2001 to 7.3% for the three months ended June 30, 2002.

    Agronomy. Selling, general and administration expense for the three months ended June 30, 2002 increased $3.4 million, or 136.0%, to $5.9 million, compared to $2.5 million for the three months ended June 30, 2001. The increase was primarily due to the recording of a $2.1 million charge for environmental liabilities related to pre-Agriliance operations. Selling, general and administration expense for the three months ended June 30, 2002 included minimal losses recorded for eastern agronomy assets held for sale, compared to income of $0.7 million recorded for the three months ended June 30, 2001. Since most of the eastern agronomy assets have been sold, we did not record any income in the second quarter from these assets.

RESTRUCTURING AND IMPAIRMENT CHARGES

    For the three months ended June 30, 2002, Land O'Lakes recorded restructuring and impairment charges of $3.8 million, compared to a reversal of a prior-year charge of $0.8 million for the three months ended June 30, 2001. Dairy foods recorded a $2.8 million charge, which consisted of $1.5 million for employee severance and outplacement for 82 employees and $1.3 million for impairment related to the Faribault, MN dairy plant closure. Animal feed recorded a $1.0 million restructuring and impairment charge, of which $0.9 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $0.1 million was related to employee severance and outplacement costs for employees at various locations. The 2001 reversal of $0.8 million was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

    We anticipate restructuring and impairment charges of approximately $7 million in 2002 related to the integration of Purina Mills into Land O'Lakes Farmland Feed. In addition, we anticipate restructuring charges of approximately $9 million in 2002 related to the consolidation of dairy operations in the Upper Midwest and California.

INTEREST EXPENSE

    Interest expense for the three months ended June 30, 2002 was $17.4 million, compared to $12.6 million for the three months ended June 30, 2001. The $4.8 million, or 38.1%, increase primarily resulted from increased borrowing to finance the Purina Mills acquisition. Average debt balances increased by $247.1 million over the three months ended June 30, 2001. CoBank patronage reduced interest expense by $0.1 million for the three months ended June 30, 2002, compared to $0.2 million for the three months ended June 30, 2001. Combined interest rates for borrowings, excluding CoBank patronage, averaged 6.99% for the three months ended June 30, 2002, compared to 6.39% for the three months ended June 30, 2001.

GAIN ON LEGAL SETTLEMENT

    In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, the Company was a party to this action as a member of the class. In February 2000, however, the Company decided to pursue its claims against the defendants outside the class action. To date in 2002, the Company has received settlement proceeds of $32.7 million from several of the defendants. These settlements were reached with defendants who represent less than half of the Company's total vitamin product purchases in dispute. The Company is currently pursuing similar claims against the remaining defendants. With respect to the pending claims, the factual discovery phase has ended and a January 2003 trial date has been set.

GAIN ON DIVESTITURE OF BUSINESSES

    We recorded a gain of $1.2 million on divestiture of a dairy foods business in Poland for the three months ended June 30, 2002, compared to a gain of $0.2 million on divestiture of a feed business for the three months ended June 30, 2001.

EQUITY IN EARNINGS OF AFFILIATED COMPANIES

    For the three months ended June 30, 2002, equity in earnings of affiliated companies was $44.2 million, compared to earnings of $37.4 million for the three months ended June 30, 2001. Results for the three months ended June 30, 2002 included earnings from Agriliance of $48.3 million, primarily driven by lower selling, general and administration expense, improved fertilizer margins and lower interest expense, partially offset by declines in nitrogen prices and fertilizer volumes as well as the sale of selected retail facilities. We recorded a loss of $5.3 million from MoArk, primarily as a result of low market prices for eggs due to an oversupply of eggs in the market. Improvements in market prices are expected for the second half of 2002 as a result of a declining chick hatch and anticipated changes in response to new animal welfare guidelines. Results for the three months ended June 30, 2001 included earnings from Agriliance of $34.0 million, earnings from Gold Kist of $1.0 million and a loss from MoArk of $1.4 million.

MINORITY INTEREST IN LOSS OR EARNINGS OF SUBSIDIARIES

    For the three months ended June 30, 2002, we recorded minority interest in loss of subsidiaries of $1.0 million, compared to earnings of $2.2 million for the three months ended June 30, 2001. Minority interest in earnings of animal feed related subsidiaries was more than offset by minority interest in the loss of dairy foods and other consolidated subsidiaries.

INCOME TAXES

    We recorded income tax expense of $9.3 million for the three months ended June 30, 2002, compared to income tax expense of $8.9 million for the three months ended June 30, 2001.

NET EARNINGS

    Net earnings increased $4.1 million to net earnings of $48.3 million for the three months ended June 30, 2002, compared to net earnings of $44.2 million for the three months ended June 30, 2001. A $32.7 million gain on legal settlement and an increase in equity in earnings of affiliated companies contributed to the net earnings increase, but were mostly offset by lower dairy foods sales volumes, higher milk input costs, higher selling, general and administration expense and higher interest expense.

SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

NET SALES

    Net sales for the six months ended June 30, 2002 increased $188.1 million, or 6.8%, to $2,936.3 million, compared to net sales of $2,748.2 million for the six months ended June 30, 2001. Excluding the effects of the formation of the Advanced Food Products joint venture in March 2001, net sales increased $201.8 million, or 7.4%, from $2,734.5 million for the six months ended June 30, 2001 to $2,936.3 million for the six months ended June 30, 2002. The increase was primarily attributed to the acquisition of Purina Mills in October 2001 which contributed $414.8 million in incremental sales, partially offset by declines in dairy foods sales, the impact of early shipments of crop seed products in the fourth quarter of 2001 that historically occurred in the first quarter of each year and lower swine sales.

    Dairy Foods. Net sales for the six months ended June 30, 2002 decreased $145.0 million, or 9.1%, to $1,441.4 million, compared to net sales of $1,586.4 million for the six months ended June 30, 2001. Excluding the effects of the Advanced Food Products joint venture, net sales for the six months ended June 30, 2002 decreased $131.3 million, or 8.3%, from the six months ended June 30, 2001. For the six months ended June 30, 2002, average commodity prices for butter decreased $0.43 per pound, while average commodity prices for cheese decreased $0.14 per pound compared to the same period in 2001. The impact of these market price changes decreased net sales of butter by $61.0 million and decreased net sales of cheese by $21.6 million. However, the prices retailers set for branded butter did not follow trends in the commodity butter markets. Retail prices for branded butter remained high, which resulted in declines in sales volumes as consumers shifted to substitute products or reduced consumption. Butter and spreads volumes decreased 6.5 million pounds and 6.4 million pounds, respectively, representing a decrease in net sales of $14.5 million and $4.7 million, respectively, from the same period last year. Deli cheese volumes decreased 3.9 million pounds from the prior year and resulted in a reduction of sales of $7.4 million. Nonfat dry milk powder and private label butter sales in the Western Region decreased $27.5 million and $14.6 million, respectively. The decline in powder sales was due to changes in production schedules at our dairy plants, which resulted in reduced powder byproduct availability, while the decline in butter sales was due to a combination of decreased market prices and volume declines. Cheese & Protein International LLC., a cheese and whey joint venture, began production in 2002 and added sales of $3.7 million. Sales for the six months ended June 30, 2002 under our wholesale milk marketing program increased $9.4 million, or 2.2%, to $433.3 million, compared to $423.9 million for the six months ended June 30, 2001. This increase was due to the acquisition of the Melrose, MN dairy plant in March 2001, which contributed $24.1 million in incremental wholesale milk sales for the six months ended June 30, 2002. Volume changes in exports, foodservice cheese and other product categories accounted for the remaining sales decrease of $16.9 million.

    Animal Feed. Net sales for the six months ended June 30, 2002 increased $380.1 million, or 46.9%, to $1,190 million, compared to net sales of $809.9 million for the six months ended June 30, 2001. The acquisition of Purina Mills contributed $414.8 million in incremental sales. This increase was partially offset by declines in Land O'Lakes Farmland Feed branded sales. Sales in our Land O'Lakes Farmland Feed Animal Health and Packaged Goods area decreased $10.2 million as a result of a realigned marketing arrangement with a large vendor whereby we no longer record sales dollars, but rather a margin-based fee. Swine sales in our Land O'Lakes Farmland Feed branded products decreased $7.0 million as a result of decreased volumes and depressed market prices for hog producers caused, in part, by a protein oversupply in the U.S. market. Sales of Land O'Lakes Farmland Feed branded beef feeds decreased $6.7 million, primarily due to the effect of warmer than average winter weather and excess food proteins (such as beef cattle, swine and chickens) in the U.S. market. Sales also decreased $5.3 million in our Land O'Lakes Farmland Feed branded lifestyle product lines, reflecting a delayed start to the aquaculture feeding season. Sales of bulk phosphates decreased $8.3 million due to the sale of this business to a third party. International sales decreased by $3.5 million from $13.4 million for the first half of 2001 compared to $9.9 million for the same period in 2002 as a result of our exit of Mexican operations during the first quarter of 2002.

Sales in our dairy feeds area increased $4.8 million, driven by strong sales of simple blends in our Western region. We also experienced an increase of $4.0 million in our Animal Milk Products area as a result of strong volumes. Changes in other feed categories amounted to a decrease of $7.6 million. Finally, sales from ingredient merchandising decreased $1.0 million from $238.9 million for the six months ended June 30, 2001 to $238.0 million for the six months ended June 30, 2002.

    Crop Seed. Net sales for the six months ended June 30, 2002 decreased $38.5 million, or 13.2%, to $252.9 million, compared to net sales of $291.4 million for the six months ended June 30, 2001. We shipped $42.0 million in sales in the fourth quarter of 2001 that historically would have occurred during the first six months of 2002. These $42.0 million shipments included $28.5 million for soybeans and $11.0 million for corn. An early fall harvest and mild winter allowed us to ship product early in the season, and third-party suppliers also provided incentives to customers to take seed product early. The discontinuance of a partnered soybean brand contributed to decreased volumes and a sales decrease of $13.7 million or 13.5%. Strong volume growth resulted in increased sales of corn of $17.4 million, or 22.9%, due to early placement of product in the retail channels because of the mild winter season, while sales of alfalfa decreased by $7.5 million, or 20.2%, due to the continued glut in the alfalfa market. A change in billing for technology fees collected on behalf of one of our third-party suppliers added $10.8 million to sales and cost of sales. Declines in other seed categories accounted for the remaining decrease of $3.5 million.

    Swine. Net sales for the six months ended June 30, 2002 decreased $8.0 million, or 14.9%, to $45.7 million, compared to $53.7 million for the six months ended June 30, 2001. Reduced consumer demand caused, in part, by an excess of food proteins in the U.S. market, decreased the average market price for the six months ended June 30, 2002 to about $38.20 per hundredweight versus an average market price of approximately $48.33 for the six months ended June 30, 2001. The decrease in average market hog prices of $10.13 per hundredweight decreased sales by $6.1 million. The number of market hogs sold decreased by 32,791, with a corresponding sales decrease of $4.3 million, and the total number of feeder pigs sold increased by 693 with minimal impact on sales, resulting in a net decrease in sales of $4.3 million. The average price per feeder pig sold on the open market decreased $12.49, from $51.73 for the six months ended June 30, 2001 to $39.24 for the six months ended June 30, 2002, which decreased sales by $0.9 million. The decrease in feeder pig sales price was due mainly to lower hog markets, since producers utilize hog market futures prices to determine how much they can profitably pay for feeder pigs which they raise into market hogs. We signed a packer agreement with IBP, inc., effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. For the six months ended June 30, 2002, this agreement increased our sales by $3.2 million, compared to the six months ended June 30, 2001. The average price per feeder pig sold under contract increased $0.50 from $46.87 for the six months ended June 30, 2001 to $47.37 for the six months ended June 30, 2002, which increased sales by $0.1 million. This increase was due primarily to the fact that we added more swine aligned contracts with a higher base price.

COST OF SALES

    Cost of sales for the six months ended June 30, 2002 increased $148.8 million, or 5.9%, to $2,664.6 million, compared to cost of sales of $2,515.8 million for the six months ended June 30, 2001. Cost of sales as a percent of net sales decreased 0.8 percentage points to 90.8% for 2002, compared to 91.6% for the prior year. The formation of the Advanced Food Products joint venture impacted our reported results because we no longer consolidate its results in our financial statements. Adjusting for the effects of this transaction, cost of sales increased $161.5 million, or 6.5%, to $2,664.6 million for the six months ended June 30, 2002, compared to cost of sales of $2,503.2 million for the six months ended June 30, 2001. Cost of sales as a percentage of net sales adjusted for the effects of this transaction decreased 0.7 percentage points from 91.5% for the six months ended June 30, 2001 to 90.8% for the six months ended June 30, 2002. The acquisition of Purina Mills added significantly to our cost of sales, resulting in an increase of $342.1 million. This increase was partially offset by lower cost of sales in dairy foods, crop seed and swine. For the six months ended June 30, 2002, patronage income from other cooperatives that was directly attributable to product purchases amounted to $3.3 million, compared to $2.0 million for the six months ended June 30, 2001. Our cost of sales was reduced by these amounts.

    Dairy Foods. Cost of sales for the six months ended June 30, 2002 decreased $116.3 million, or 7.9%, to $1,358.0 million, compared to cost of sales of $1,474.3 million for the six months ended June 30, 2001. Excluding the effects of the formation of the Advanced Food Products joint venture, cost of sales decreased $103.8 million to $1,358.0 million for the six months ended June 30, 2002, compared to $1,461.9 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, average butter market prices decreased $0.43 per pound, while average cheese market prices decreased $0.14 per pound compared to the same period in 2001. The impact of these market price changes decreased cost of sales of butter by $61.0 million and decreased cost of sales of cheese by $21.6 million. Reduced sales of butter and deli cheese resulted in decreased cost of sales of $17.0 million and $6.1 million, respectively. Cost of sales for nonfat dry milk powder and private label butter in the Western region decreased $28.5 million and $14.1 million, respectively. Higher milk input costs and plant restructuring in the Upper Midwest resulted in increased cost of sales of $8.1 million. Cost of sales for the six months ended June 30, 2002 under our wholesale milk marketing program increased $14.1 million, or 3.3%, to $438.8 million, compared to $424.7 million for the six months ended June 30, 2001. The Melrose, MN plant acquisition in March 2001 resulted in incremental cost of sales of $25.3 million. Cost of sales include an $11.7 million loss from the start-up of our cheese and whey plant in Tulare, California, that we operate as a joint venture with Mitsui of Japan and lower demand for mozzerella and whey. Finally, cost of sales for other products decreased $10.6 million over the prior-year period. Cost of sales as a percent of net sales increased 1.3 percentage points from 92.9% for the six months ended June 30, 2001 to 94.2% for the six months ended June 30, 2002, primarily due to lower sales volumes and decreased commodity prices for butter and cheese.

    Animal Feed. Cost of sales for the six months ended June 30, 2002 increased $305.3 million, or 41.2%, to $1,045.7 million compared to $740.4 million for the six months ended June 30, 2001. The acquisition of Purina Mills added $342.1 million in cost of sales for the six months ended June 30, 2002. This increase was slightly offset by a decrease in Land O'Lakes Farmland Feed branded product lines. Land O'Lakes Farmland Feed branded beef feeds cost of sales decreased $4.6 million, due to slower sales as a result of warm winter weather. Land O'Lakes Farmland Feed Animal Health and Packaged Goods decreased $10.1 million driven by a realigned marketing arrangement whereby we no longer record cost of sales dollars, but rather a margin-based fee. Land O'Lakes Farmland Feed branded lifestyle cost of sales declined $6.0 million as result of a delayed start to the aquaculture feeding season. Cost of sales of bulk phosphates decreased $7.4 million as we sold this business during the first quarter of 2002. Land O'Lakes Farmland Feed branded swine cost of sales decreased by $2.8 million. Cost of sales in our dairy feed area increased $6.7 million, primarily as a result of strong sales in our Western feed division. Cost of sales in our Animal Milk Products area increased $2.5 million primarily due to increased volumes. Cost of sales in our International division decreased $3.2 million from $11.5 million in the first six months of 2001 to $8.3 million in the first six months of 2002 primarily due to the exit of our Mexico operations in the first quarter of 2002. Cost reductions from the integration efforts related to Purina Mills reduced our cost of sales by $3.3 million. Patronage income which is recorded as a reduction of cost of sales decreased $1.5 million. Cost of sales decreased $.9 million as a result of the decline in ingredient merchandising sales. An unrealized hedging gain in the first half of 2002 related to corn and soybean meal futures contracts decreased cost of sales by $3.9 million, compared to an increase from an unrealized hedging loss of $1.3 million in the first half of 2001. Cost of sales as a percent of net sales decreased 3.5 percentage points, from 91.4% in the first quarter of 2001 to 87.9% in the same period of 2002. The decrease was due primarily to higher margins on certain Purina Mills products, which carry a comparatively higher margin than our traditional product lines. IOIC as a percent of cost of sales increased to 25.7% in the first half of 2002 from 17.8% in the same period of 2001 due to the above changes in product mix and in unrealized hedging gains and losses.

    Crop Seed. Cost of sales for the six months ended June 30, 2002 decreased $34.2 million, or 13.8%, to $213.7 million, compared to cost of sales of $247.9 million for the six months ended June 30, 2001. Cost of sales decreased for alfalfa ($6.3 million) and soybeans ($2.7 million), primarily as a result of volume declines due to early shipment of $42.0 million of product in the fourth quarter of 2001 that historically would have occurred in the first quarter of 2002. This early shipment accounted for $36.1 million of cost of sales and included $24.5 million for soybeans, $9.5 million for corn and $2.1 million for alfalfa. Incremental sales growth of corn of $17.4 million and, consequently, an increase in cost of sales of $16.0 million partially offset the impact of this loss of volume. In addition, a change in billing for technology fees collected on behalf of one of our third-party suppliers increased sales and cost of sales by $10.8 million. The discontinuance of a partnered soybean brand resulted in decreased cost of sales of $13.5 million. An unrealized hedging gain of $2.0 million for the six months ended June 30, 2002 related to soybean futures contracts, compared to an unrealized hedging loss of $0.1 million for the six months ended June 30, 2001, reduced cost of sales by $2.1 million. Cost of sales as a percent of net sales decreased 0.6 percentage points, from 85.1% for the six months ended June 30, 2001 to 84.5% for the six months ended June 30, 2002, due to the change in product mix.

    Swine. Cost of sales for the six months ended June 30, 2002 decreased $5.1 million, or 10.5%, to $43.6 million, compared to $48.7 million for the six months ended June 30, 2001. Reduced unit sales decreased cost of sales by $3.5 million and slightly lower cost of production decreased cost of sales by $0.6 million. Cost of sales in our cost plus program increased by $1.5 million. An unrealized hedging gain decreased cost of sales by $0.7 million for the six months ended June 30, 2002, compared to an unrealized hedging loss of $1.8 million for the six months ended June 30, 2001, resulting in a net decrease in cost of sales of $2.5 million. Cost of sales as a percent of net sales increased
4.7 percentage points from 90.7% to 95.4% of sales, primarily as a result of lower hog market prices which decreased swine sales for the six months ended June 30, 2002.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense for the six months ended June 30, 2002 increased $71.0 million, or 39.3%, to $251.5 million, compared to selling, general and administration expense of $180.5 million for the six months ended June 30, 2001. Selling, general and administration expense as a percent of net sales increased 2.0 percentage points from 6.6% for the six months ended June 30, 2001 to 8.6% for the six months ended June 30, 2002. Excluding the effects of the formation of our Advanced Food Products joint venture, selling, general and administration expense increased $71.7 million, or 39.9%, to $251.5 million for the six months ended

June 30, 2002, compared to $179.8 million for the six months ended June 30, 2001. The acquisition of Purina Mills in October 2001 contributed to the increase.

    Dairy Foods. Selling, general and administration expense for the six months ended June 30, 2002 decreased $0.7 million, or 0.8%, to $84.7 million, compared to $85.4 million for the six months ended June 30, 2001. Excluding the effects of the formation of the Advanced Food Products joint venture, selling, general and administration expense remained flat at $84.7 million. Increased R&D spending and selling expenses were offset by a reduction in advertising and promotion expense. Selling, general and administration expense as a percent of net sales increased 0.5 percentage points from 5.4% for the six months ended June 30, 2001 to 5.9% for the six months ended June 30, 2002.

    Animal Feed. Selling, general and administration expense for the six months ended June 30, 2002 increased $71.0 million, or 128.9%, to $126.1 million, compared to $55.1 million for the six months ended June 30, 2001. The majority of this increase was related to the acquisition of Purina Mills, which added $69.4 million in increased selling, general and administration expense. We also incurred one-time integration costs of $5.5 million, including $3.0 million in information systems integration costs and $1.0 million in relocation expense, and an additional $1.7 million of bad debt expense. Selling, general and administration expense as a percent of net sales increased 3.8 percentage points from 6.8% for the six months ended June 30, 2001 to 10.6% for the six months ended June 30, 2002. Selling, general and administration expense as a percent of IOIC increased from 42.9% for the six months ended June 30, 2001 to 46.8% for the six months ended June 30, 2002.

    Crop Seed. Selling, general and administration expense for the six months ended June 30, 2002 increased $0.5 million, or 2.2%, to $23.2 million, compared to $22.7 million for the six months ended June 30, 2001. The increase was primarily due to increased advertising and promotion spending for customer recognition and brand awareness, partially offset by reduced selling and administration spending and a decline in information technology expenditures. Selling, general and administration expense as a percent of net sales increased
1.4 percentage points, from 7.8% for the six months ended June 30, 2001 to 9.2% for the six months ended June 30, 2002.

    Swine. Selling, general and administration expense for the six months ended June 30, 2002 decreased $0.5 million, or 13.5%, to $3.2 million, compared to $3.7 million for the six months ended June 30, 2001 due to reduced staffing and support. Selling, general and administration expense as a percent of net sales increased from 6.9% for the six months ended June 30, 2001 to 7.0% for the six months ended June 30, 2002.

    Agronomy. Selling, general and administration expense for the six months ended June 30, 2002 decreased $0.1 million, or 1.0%, to $9.5 million, compared to $9.6 million for the six months ended June 30, 2001. Selling, general and administration expense for the six months ended June 30, 2002 included $0.2 million in losses recorded for eastern agronomy assets held for sale, compared to losses of $2.5 million recorded for the six months ended June 30, 2001. The decrease in losses was due to the fact that most of the eastern agronomy assets have been sold. In June 2002, we also recorded a $2.1 million charge for environmental liabilities related to pre-Agriliance operations.

RESTRUCTURING AND IMPAIRMENT CHARGES

    For the six months ended June 30, 2002, Land O'Lakes recorded restructuring and impairment charges of $7.3 million, compared to a reversal of a prior-year charge of $1.8 million for the six months ended June 30, 2001. Animal feed recorded a $4.5 million restructuring and impairment charge, of which $1.7 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $2.8 million was related to employee severance and outplacement costs for 136 employees at the Ft. Dodge, IA office facility and other feed plant facilities. Dairy foods recorded a $2.8 million charge, which consisted of $1.5 million for employee severance and outplacement for 82 employees and $1.3 million for impairment related to the Faribault, MN dairy plant closure. The 2001 reversal of $1.8 million was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

    We anticipate restructuring and impairment charges of approximately $7 million in 2002 related to the integration of Purina Mills into Land O'Lakes Farmland Feed. In addition, we anticipate restructuring charges of approximately $9 million in 2002 related to the consolidation of dairy operations in the Upper Midwest and California.

INTEREST EXPENSE

    Interest expense for the six months ended June 30, 2002 was $34.9 million, compared to $24.3 million for the six months ended

June 30, 2001. The $10.6 million, or 43.6%, increase primarily resulted from increased borrowing to finance the Purina Mills acquisition. Average debt balances increased by $247.1 million over the six months ended June 30, 2001. CoBank patronage reduced interest expense by $0.7 million for the six months ended June 30, 2002, compared to $0.8 million for the six months ended June 30, 2001. Combined interest rates for borrowings, excluding CoBank patronage, averaged 6.97% for the six months ended June 30, 2002, compared to 6.67% for the six months ended June 30, 2001.

GAIN ON LEGAL SETTLEMENT

    In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, the Company was a party to this action as a member of the class. In February 2000, however, the Company decided to pursue its claims against the defendants outside the class action. To date in 2002, the Company has received settlement proceeds of $32.7 million from several of the defendants. These settlements were reached with defendants who represent less than half of the Company's total vitamin product purchases in dispute. The Company is currently pursuing similar claims against the remaining defendants. With respect to the pending claims, the factual discovery phase has ended and a January 2003 trial date has been set.

GAIN ON SALE OF INTANGIBLE

    For the six months ended June 30, 2002, we recorded a gain of $4.2 million on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.

GAIN ON DIVESTITURE OF BUSINESSES

    For the six months ended June 30, 2002, we recorded a gain of $1.2 million on the divestiture of our dairy foods Poland business. For the six months ended June 30, 2001, we recorded a gain of $0.2 million on the divestiture of a feed business.

EQUITY IN EARNINGS OF AFFILIATED COMPANIES

    For the six months ended June 30, 2002, equity in earnings of affiliated companies was $34.4 million, compared to earnings of $37.3 million for the six months ended June 30, 2001. Results for the six months ended June 30, 2002 included earnings from Agriliance of $39.1, primarily driven by lower selling, general and administration expense, improved fertilizer margins and lower interest expense, partially offset by declines in nitrogen prices and fertilizer volumes as well as the sale of selected retail facilities. We recorded a loss from MoArk of $5.2 million, driven by low market prices for eggs due to an oversupply of eggs in the market. Improvements in market prices are expected for the second half of 2002 as a result of a declining chick hatch and anticipated changes in response to new animal welfare guidelines. Results for the six months ended June 30, 2001 primarily reflected earnings from Agriliance of $31.3 million, earnings from Gold Kist of $1.1 million, earnings from MoArk of $0.6 and earnings from other affiliated companies.

MINORITY INTEREST IN LOSS OR EARNINGS OF SUBSIDIARIES

    For the six months ended June 30, 2002, we recorded minority interest in loss of subsidiaries of $0.1 million, compared to earnings of $3.8 million for the six months ended June 30, 2001. Minority interest in earnings of animal feed related subsidiaries was $2.4 million, offset by minority interest in the loss of dairy foods related subsidiaries. Results for the six months ended June 30, 2001 included minority interest in earnings of animal feed related subsidiaries of $4.2 million, slightly offset by minority interest in loss of other consolidated subsidiaries.

INCOME TAXES

    We recorded an income tax expense of $3.2 million for the six months ended June 30, 2002, compared to an income tax expense of $5.9 million for the six months ended June 30, 2001. The tax expense resulted from member and non-member earnings and from the gain on legal settlement.

NET EARNINGS

    Net earnings decreased $9.9 million to net earnings of $47.3 million for the six months ended June 30, 2002, compared to net earnings of $57.2 million for the six months ended June 30, 2001. Improved margins in animal feed and crop seed, in addition to a gain on legal settlement, were more than offset by higher selling, general and administration expense, and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    We rely on cash from operations, borrowings under our bank facilities and bank term debt and other institutionally placed funded debt as the main sources for financing working capital requirements, additions to property, plant and equipment and to complete acquisitions and joint ventures. Other sources of funding consist of leasing arrangements, a receivables securitization and the sale of non-strategic assets. Total long-term debt was $1,090.8 million, including $190.7 million in Capital Securities, as of June 30, 2002, and $1,147.5 million, including $190.7 million in Capital Securities, as of December 31, 2001.

    Net cash provided by operating activities was $30.2 million for the six months ended June 30, 2002 and $26.2 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, net cash provided by operating activities was $4.0 million more than for the six months ended June 30, 2001. Excluding the cash proceeds from the legal settlement, net cash provided by operating activities for the six months ended June 30, 2002, would have been $32.7 million lower, resulting in cash used by operating activities of $2.5 million.

    Net cash flows provided (used) by investing activities was $0.8 million for the six months ended June 30, 2002 and $(84.6) million for the six months ended June 30, 2001. The change was primarily due to sales of selected assets and a decrease in acquisition and investment spending subsequent to the Purina Mills acquisition in October 2001.

    Net cash flows (used) provided by financing activities was $(81.7) million for the six months ended June 30, 2002 and $54.5 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, we made payments of $60.1 million on existing long-term debt and payments of $36.5 million for redemption of member equities. At the same time, we increased short-term debt by $10.3 million to cover seasonal working capital needs. For the six months ended June 30, 2001, we borrowed $103.7 million in short-term debt and made payments of $45.8 million for redemption of member equities.

    Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Following the Purina Mills acquisition, we have significantly increased our leverage. As of June 30, 2002 we had $1,090.8 million outstanding in long-term debt, including $190.7 million of Capital Securities, and $57.6 million outstanding in short-term debt. In addition, as of June 30, 2002, $224.2 million was available under a $250 million revolving credit facility for working capital and general corporate purposes, after giving effect to no borrowings on the credit line and $25.8 million of outstanding letters of credit, which reduce availability. Total equity as of June 30, 2002 was $860.3 million.

    The principal term loans consist of a $325.0 million syndicated Term Loan A Facility with a remaining balance of $291.2 million and a final maturity of five years, and a syndicated Term Loan B Facility with a remaining balance of $233.8 million and a final maturity of seven years. Our $250.0 million revolving credit facility terminates on June 28, 2004.

    Borrowings under the term loans and the revolving credit facility bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins are dependent upon Land O'Lakes credit ratings.

    The Term Loan A Facility is prepayable at any time without penalty. The Term Loan B Facility is prepayable with a penalty of 3% through October 10, 2002, 2% from October 11, 2002 through October 10, 2003, 1% from October 11, 2003 through October 10, 2004 and no penalty thereafter. The term loans are subject to mandatory prepayments, subject to certain limited exceptions, in an amount equal to (1) 50% of excess cash flow of Land O'Lakes and the restricted subsidiaries,
(2) 100% of the net cash proceeds of asset sales and dispositions of property of Land O'Lakes and the restricted subsidiaries, if not reinvested, (3) 100% of any casualty or condemnation receipts by Land O'Lakes and the restricted subsidiaries, if not used to repair or replace assets, (4) 100% of joint venture dividends or distributions received by Land O'Lakes or the restricted subsidiaries, to the extent that they relate to the sale of property, casualty or condemnation receipts, or the issuance of any equity interest in the joint venture, (5) 100% of net cash proceeds from the sale of inventory or accounts receivable in a securitization transaction to the extent cumulative proceeds from such transactions exceed $100.0 million and (6) 100% of net cash proceeds from the issuance of unsecured senior or subordinated indebtedness issued by Land O'Lakes. In February 2002, we made a $33.8 million prepayment on Term Loan A Facility and a $16.2 million prepayment on Term Loan B Facility, of which 75% was mandatory and 25% was optional.

    The amortization schedules for the Term Loan A and Term Loan B Facilities are provided below.

                                                     TERM LOAN A   TERM LOAN B
                                                     -----------   -----------
            2002 (paid 2/22/02)...........          $33,782,609   $ 16,217,391
            2003..........................           54,337,200      2,116,744
            2004..........................           71,064,057      2,822,325
            2005..........................           94,752,077      2,822,325
            2006..........................           71,064,057      2,822,325
            2007..........................                   --      2,822,325
            2008..........................                   --    220,376,564
                                                    -----------   ------------
                 Total....................          $325,000,000  $250,000,000
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

    In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of these securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028 and correspond to the payment terms of the junior subordinated debentures which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of June 30, 2002, the outstanding balance of Capital Securities was $190.7 million.

    The credit agreements relating to the term loans and revolving credit facility and the indenture relating to the 8 3/4% senior notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreements relating to the term loans and revolving credit facility require us to maintain an interest coverage ratio of at least 2.50 to 1. Our ratio was 3.83 to 1 as of December 31, 2001 and 3.52 to 1 as of June 30, 2002. We are also required to maintain a leverage ratio of no greater than 4.75 to 1. The actual leverage ratio as of December 31, 2001 was 3.77 to 1 and 3.87 to 1 as of June 30, 2002. The required leverage ratio steps down to 4.25 to 1 as of October 11, 2002 and
3.75 to 1 as of October 11, 2003 and remains constant thereafter.

    Indebtedness under the term loans and revolving credit facility is secured by substantially all of the material assets of Land O'Lakes and its wholly-owned domestic subsidiaries (other than LOL Finance Co. and LOLFC, LLC) and Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC), including real and personal property, inventory, accounts receivable, intellectual property and other intangibles, other than those receivables which have been sold in connection with our receivables securitization. Indebtedness under the term loans and revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries (other than LOL Finance Co. and LOLFC, LLC) and Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC). The 8 3/4% senior notes are unsecured but are guaranteed by the same entities that guaranty the obligations under the term loans and revolving credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

    In order to reduce overall financing costs, Land O'Lakes entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, Land O'Lakes, Land O'Lakes Farmland Feed LLC and Purina Mills, LLC sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Farmland Feed. This subsidiary is a qualifying special purpose entity (QSPE) under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes Farmland Feed LLC or Land O'Lakes, Inc. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables times the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, we have retained reserves for estimated losses. As of June 30, 2002, $30.0 million was drawn under this securitization.

    In addition, we lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $14.3 million for the six months ended June 30, 2002, and $13.5 million for the six months ended June 30, 2001. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases. We are also contingently liable for a $114 million synthetic lease entered into by Cheese and Protein International, LLC, ("CPI"), a consolidated joint venture 70% owned by Land O'Lakes, for the construction of a cheese and whey plant. The construction of the plant has been financed by a special purpose entity. The special purpose entity is not consolidated in Land O'Lakes financial statements and we have accounted for this arrangement as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," as amended. The base term of the lease commenced on April 30, 2002 and expires on the fifth anniversary, unless we request and the lessor approves one or more one-year base term extensions, which could extend the base term by no more than five additional years. The interest rate on the lease is LIBOR-based and actual lease payments will vary with short-term interest rate fluctuations. Future minimum lease payments under this lease are included in the table below. At the conclusion of the lease term, CPI is obligated to pay the remaining lease balance. In the event CPI defaults on its obligations under the lease, Land O'Lakes could elect one of the following options: (i) assume the lease obligations of CPI, (ii) purchase the leased assets, (iii) fully cash collateralize the lease or (iv) nominate a replacement lessee to be approved by the lessor.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    At June 30, 2002, we had certain contractual obligations, which required us to make payments as follows:

                  PAYMENTS DUE BY PERIOD (AS OF JUNE 30, 2002)

                    CONTRACTUAL CASH OBLIGATIONS        TOTAL    1 YEAR    2-3 YEARS   4-5 YEARS   AFTER 5 YEARS
                    ----------------------------    ----------- --------  ----------- ----------- ---------------
                                                                          (IN THOUSANDS)
                    Revolving Credit
                      Facility(1)...............    $       --  $     --   $      --   $      --    $      --
                    Long-Term Debt(2)...........     1,116,820    26,059     169,757     127,214      793,790
                    Operating Leases(3).........       219,547    26,157      50,258      42,864      100,268
                                                    ----------  --------   ---------   ---------    ---------
                         Total Contractual
                           Obligations..........    $1,336,367  $ 52,216   $ 220,015   $ 170,078    $ 894,058
                                                    ==========  ========   =========   =========    =========

----------

(1) Maximum $250 million facility, of which $224.2 million was available as of June 30, 2002. $25.8 million of this commitment was unavailable due to outstanding letters of credit.

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

    We expect that our total capital expenditures will be approximately $90 million in 2002 and approximately $96 million in 2003. Of such amounts, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures is required each year. We had $34.8 million in capital expenditures for the six months ended June 30, 2002, compared to $37.6 million in capital expenditures for the six months ended June 30, 2001.

    We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the term debt, the revolving credit facilities and the 8 3/4% senior notes.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. We adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, we performed step one of the impairment testing of goodwill by June 30, 2002. For all segments the fair market value exceeded the carrying amount. Therefore, the second step of impairment testing is not required and no impairment has been recognized in the current year of adoption. We will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, we are no longer amortizing goodwill, except for goodwill related to the acquisition of cooperatives and the formation of joint ventures.

                                                         THREE MONTHS           SIX MONTHS
                                                        ENDED JUNE 30,        ENDED JUNE 30,
                                                    --------------------   --------------------
                                                      2002        2001       2002        2001
                                                    --------   ---------   --------   ---------
Net earnings....................................     $48,296   $  44,190    $47,320   $  57,233
Add back: Goodwill amortization, net of tax.....          -        1,702          -       2,912
                                                     ------    ---------   --------   ---------
Adjusted net earnings...........................     $48,296   $  45,892    $47,320   $  60,145
                                                     =======   =========    =======   =========

                                                             2001         2000           1999
                                                             ----         ----           ----
Net earnings.........................................     $   71,488   $   102,932    $    21,399
Add back: Goodwill amortization, net of tax..........          5,884         7,741          6,721
                                                          ----------  ------------   ------------
Adjusted net earnings................................     $   77,372    $  110,673     $   28,120
                                                          ==========  ============     ==========

    We adopted Emerging Issues Task Force (EITF) No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," on January 1, 2002. EITF No. 00-25 deals with the accounting for consideration paid from a vendor (typically a manufacturer or distributor) to a retailer, including slotting fees, cooperative advertising arrangements and buy-downs. The guidance in EITF 00-25 generally requires that these incentives be classified as a reduction of sales. The impact of the adoption decreased sales and selling and administration expense for the six months ended June 30, 2002 and 2001 by $50.9 million and $46.7 million, respectively.

FORWARD LOOKING STATEMENTS

    This Form 10-Q for the six months ended June 30, 2002 includes "forward-looking statements" within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "pro forma," "as adjusted," "anticipates," "intend," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth below. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

RISK FACTORS


SUBSTANTIAL LEVERAGE -- OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT OBLIGATIONS AND OPERATE OUR BUSINESS.

    We are highly leveraged and have significant debt service obligations. As of June 30, 2002, after eliminating intercompany activity, our aggregate outstanding indebtedness was $1,090.8 million, excluding unused commitments, and our total equity was $830.2 million. For the year ended December 31, 2001, giving pro forma effect to the acquisition of Purina Mills as of January 1, 2001, our interest expense would have been $73.3 million. We may incur additional debt from time to time to finance strategic acquisitions, investments and alliances, capital expenditures or for other purposes, subject to the restrictions contained in our debt agreements.

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

    We expect to obtain the cash to make payments on our debt, and to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements from our operations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure investors that our business will generate sufficient cash flow from operations, that we will realize currently anticipated cost savings, net sales growth and operating improvements on schedule, or at all, or that future borrowings will be available to us under our credit facilities, in each case, in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we cannot service our indebtedness, we will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital, which may adversely affect our membership and affect their willingness to remain members. These remedies may not be effected on commercially reasonable terms, or at all. In addition, the terms of existing or future indebtedness agreements, including the credit agreements relating to our bank facilities and bank term debt and the indenture for our 8 3/4% senior notes, may restrict us from adopting any of these alternatives. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ADDITIONAL BORROWING CAPACITY -- DESPITE OUR SUBSTANTIAL LEVERAGE, WE WILL BE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR SUBSTANTIAL LEVERAGE.

    The agreements governing our debt will permit us, subject to certain conditions, to incur a significant amount of additional indebtedness. In addition, we may incur additional debt under our $250.0 million revolving credit facility, of which approximately $224.2 million was available to us as of June 30, 2002. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, could intensify.

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

    In the first quarter of 2002, we launched our brand repositioning campaign in our dairy foods business to further strengthen the LAND O LAKES brand. The success of our brand repositioning campaign in increased demand for, and sales of, our producs depend on consumer preferences and consumer reaction to our emphasis on "Simple Goodness Living."

    Our animal feed business relies on the sale of animal feed products to consumers who own animals for recreational purposes or hobbies. The impact of an extended economic downturn in the U.S. economy could cause some of these owners to sell their animals or to seek alternative, less expensive products.

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

    The sales of crop seed and crop nutrient and crop protection products are dependent upon the planting and growing season, which varies from year to year, resulting in both highly seasonal patterns and substantial fluctuations in our quarterly sales and operating profits. Most sales of our seed products and of Agriliance's agronomy products are in the first half of the year during the spring planting season in the United States. If the spring is particularly wet, farmers will not apply crop nutrient and crop protection products because they will be washed away and may be ineffective if applied. We experienced volume shift in crop seed volume from the first quarter of 2002 to the fourth quarter of 2001, compared to historical results. This crop seed volume shift resulted from third-party seed suppliers' incentives to customers to take seed product early. We anticipate a similar volume shift will occur at the end of 2002.

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

INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILITY.

    We require a substantial amount of electricity, natural gas and gasoline to manufacture, store and transport our products. The prices of electricity, natural gas and gasoline fluctuate significantly over time. Many of our products compete based on price and we may not be able to pass on increased costs of production, storage or transportation to our customers. As a result, increases in the cost of electricity, natural gas or gasoline could substantially harm our business and results of operations. For instance, prices for natural gas, a key component in the manufacture of fertilizer, increased from approximately $2.50 per million Btu in January 2000 to approximately $10.00 per million Btu in January 2001. Depending upon the type of fertilizer produced, a one dollar increase in the price of gas can result in increased fertilizer costs ranging from $11.70 to $33.50 per ton. Agriliance was not able to pass on the entire increase in fertilizer costs to customers, therefore Agriliance's margins on fertilizer products were lower than they would have been had natural gas and fertilizer costs remained constant. The higher sales price of fertilizer resulted in a reduction of expected sales volume. Increases in natural gas prices may not occur to the same degree in countries where natural gas does not have as many other uses, such as countries with temperate climates where natural gas in not used as a heating fuel. As a result of these demand differences, fertilizer producers in the United States may be at a competitivie disadvantage to some international competitors during natural gas price increases.

    Our dairy business requires a continuous supply of energy to refrigerate raw materials and finished products. Our largest dairy processing facility is located in California, which recently experienced an energy crisis that disrupted our dairy processing operations and increased our expenses. As a result of blackouts at our Tulare, California plant, we have added electrical generating capacity. Future blackouts at this or other plants, however, may result in the interruption of our processing operations and the loss of perishable ingredients and products which could result in substantial financial losses.

AN OVERSUPPLY OF FOOD PROTEIN IN THE U.S. MARKET COULD CONTINUE TO REDUCE OUR NET SALES AND CASH FLOWS.

    Our animal feed segment supplies feed to farmers and specialized livestock producers for use in their commercial production of livestock. When the price that these producers receive for their livestock declines as a result of an oversupply of food proteins (such as beef cattle, swine and chicken) in the market, such producers may decide to lower their production levels or to seek alternative, lower margin products, resulting in lower net sales and cash flows for us.

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

    During the fiscal years ended December 31, 2000 and 1999, a large portion of these losses were attributable to our cost-plus contracts (or comparable contracts of Purina Mills), which guarantee swine producers certain minimum prices for feeder pigs. Although we do not intend to renew or extend these contracts, we may continue to incur losses under these contracts until the last ones expire in 2004.

DECREASE IN MILK SUPPLY COULD DECREASE OUR SALES AND INCREASE OUR COST OF PRODUCTION.

    We operate 14 dairy facilities which are located in different regions of the United States. Milk production in certain regions, including the Midwest and Northeast is decreasing as smaller producers in these regions have ceased milk production and larger producers in the West have increased milk production. Since 1990, cow numbers have declined 16% in Minnesota and 14% in Wisconsin and the Minnesota/Wisconsin share of nationwide dairy manufacturing volume has declined from 40% to 28%. In addition, a producer, whether a member or a non-member, may decide not to supply milk to us or may decide to stop supplying milk to us when the term of its contractual obligation expires. Where milk production is not sufficient to fully support our operations, or where producers decide not to supply us with milk, we may not be able to operate our plants at a capacity that is profitable, may be forced to transport milk from a distance or may be forced to pay higher prices for our milk supply. This could decrease our operating margins and could decrease our net sales as a result of our inability to meet customer demand.

    In response to decreased milk production in the Upper Midwest, we are restructuring our dairy facility infrastructure to increase production efficiencies and reduce costs. The success and cost of this restructuring will be negatively affected if the demand for cheese and dairy products decreases, our competitors increase for volume of dairy products they produce or the milk supply in the Upper Midwest continues to decrease.

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

AGRILIANCE'S BUSINESS MAY BE ADVERSELY AFFECTED BY AGRILIANCE'S DEPENDENCE UPON ITS SUPPLIERS.

    Agriliance relies on a limited number of suppliers for the agronomy products it sells. In 2001, approximately 58% of Agriliance's crop protection products were sourced from three suppliers. In the event Agriliance is unable to purchase its agronomy products on favorable terms from these suppliers, Agriliance may be unable to find suitable alternatives to meet its product needs. In addition, Agriliance procures approximately 80% of its fertilizer needs from CF Industries and Farmland Industries. Farmland Industries initiated Chapter 11 bankruptcy proceeding on May 31, 2002. As of June 30, 2002, Farmland Industries was continuing to run its fertilizer plants and was meeting its delivery obligation to Agriliance. Although Agriliance believes that it can meet its fertilizer supply needs for the 2002 planting season from CF Industries and other third party sources if Farmland Industries ceases deliveries Agriliance may be unable to meet its fertilizer supply needs on suitable terms for future planting seasons if it is unable to purchase its fertilizer needs on favorable terms from both CF Industries and Farmland.

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

OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

    Purina Mills' products are generally marketed under the trademarks Purina, Chow and the "Checkerboard" Nine Square Logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. Nestle Purina PetCare Company markets widely recognized products under the same trademarks and has given other unaffiliated companies the right to market products under these trademarks. A competitor of ours, Cargill, licenses from Nestle Purina PetCare Company the right to market the same types of products which Purina Mills sells under these trademarks in countries other than the United States. Acts or omissions by Nestle Purina PetCare Company or other unaffiliated companies may adversely affect the value of the Purina, Chow and the "Checkerboard" Nine Square Logo trademarks and the demand for Purina Mills' products. Third-party announcements or rumors about these unaffiliated companies could also have these negative effects.

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

- product contamination (such as listeria, E. coli. and salmonella) or spoilage;

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

STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

    As of June 30, 2002, approximately 26% of our employees were covered by collective bargaining agreements, some of which are due to expire within the year. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY RISK

    In the ordinary course of business, we are subject to market risk resulting from changes in commodity prices associated with dairy and other agricultural markets. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - -- Overview -- Factors Affecting Comparability -- Dairy and Agricultural Commodity Inputs and Outputs." To manage the potential negative impact of price fluctuations, we engage in various hedging and other risk management activities.

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

    The notional or contractual amount of futures contracts provides an indication of the extent of our involvement in such instruments for the dates and the periods provided below, but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of our futures contracts follows:

                                              AT JUNE 30,
                              ------------------------------------------
                                      2002                  2001
                              --------------------  --------------------
                               NOTIONAL     FAIR     NOTIONAL     FAIR
                                AMOUNT      VALUE     AMOUNT      VALUE
                              ---------  ----------  ----------  --------
                                           (IN THOUSANDS)
Commodity futures contracts
  Commitments to purchase.    $  66,009   $ 8,066   $  60,132   $   402
  Commitments to sell.....      (65,633)   (3,069)    (46,900)   (2,661)
                              ----------  --------  ----------  --------
    Total outstanding
      Derivatives.........    $     376   $ 4,997   $  13,232   $(2,259)
                              =========   =======   =========   ========

                                         THREE MONTHS ENDED JUNE 30,
                               ----------------------------------------------
                                        2002                    2001
                               ----------------------  ----------------------
                                            REALIZED                REALIZED
                                NOTIONAL      GAINS     NOTIONAL     GAINS
                                 AMOUNT     (LOSSES)     AMOUNT     (LOSSES)
                               ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange
    traded contracts:
  Commitments to purchase.     $  66,604    $  (281)   $  40,954      $(317)
  Commitments to sell.....     $ (66,732)   $ 2,488    $ (87,179)     $(441)

                                          SIX MONTHS ENDED JUNE 30,
                               ----------------------------------------------
                                        2002                    2001
                               ----------------------  ----------------------
                                            REALIZED                REALIZED
                                NOTIONAL      GAINS     NOTIONAL     GAINS
                                 AMOUNT     (LOSSES)     AMOUNT     (LOSSES)
                               ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange
    traded contracts:
  Commitments to purchase.     $ 149,698    $  (326)   $  93,713      $(105)
  Commitments to sell.....     $(156,782)   $   882    $(141,360)     $(1,118)

INTEREST RATE RISK

    We are exposed to changes in interest rates. As of December 31, 2001 and June 30, 2002, we had $575 million and $525 million, respectively, in debt outstanding under the credit agreements relating to the term loans and revolving credit facility, all of which is variable rate debt. Interest rate changes generally do not affect the market value of this debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Holding other variables constant, including levels of indebtedness as of June 30, 2002, a one-percentage point increase in interest rates would have an estimated negative impact on pretax earnings and cash flows for the next twelve months of approximately $5.3 million.

INFLATION RISK

    Inflation is not expected to have a significant impact on our business, financial condition or results of operations. We generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

EXHIBIT
  NO.                                    DESCRIPTION
-------                                  -----------
  3.1             Restated Articles of Incorporation of Land O'Lakes, Inc., as
                  amended, August 1998. (1)
  3.2             By-Laws of Land O'Lakes Inc., as amended, December 2000. (1)
  4.1             Credit Agreement among Land O'Lakes, Inc., the Lenders party thereto and The Chase Manhattan Bank, dated as of October
                  11, 2001. (1)
  4.2             First Amendment dated November 6, 2001 to the Credit
                  Agreement dated October 11, 2001. (1)
  4.3             Second Amendment dated February 15, 2002 to the Credit
                  Agreement dated October 11, 2001. (1)
  4.4             Guarantee and Collateral Agreement among Land O'Lakes, Inc.
                  and certain of its subsidiaries and The Chase Manhattan
                  Bank, dated as of October 11, 2001. (1)
  4.5             Indenture dated as of November 14, 2001, among Land O'Lakes,
                  Inc. and certain of its subsidiaries, and U.S. Bank,
                  including Form of 8 3/4% Senior Notes due 2011 and Form of
                  8 3/4% Senior Notes due 2011. (1)
  4.6             Registration Rights Agreement dated November 14, 2001 by and among Land O'Lakes, Inc. and certain of its subsidiaries,
                  J.P. Morgan Securities Inc., SPP Capital Partners, LLC,
                  SunTrust Robinson Capital Markets, Inc., Tokyo-Mitsubishi
                  International plc and U.S. Bancorp Piper Jaffray, Inc. (1)
  4.7             Purchase Agreement by and between Land O'Lakes, Inc., and
                  certain of its subsidiaries, J.P. Morgan Securities Inc.,
                  SPP Capital Partners, LLC, SunTrust Robinson Capital
                  Markets, Inc., Tokyo-Mitsubishi International plc and U.S.
                  Bancorp Piper Jaffray, Inc., dated as of November 8, 2001. (1)
  4.8             Form of Old Note (included in Exhibit 4.5). (1)
  4.9             Form of New Note (included in Exhibit 4.5).  (1)

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
 99.1             Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
 99.2             Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the identical exhibit to the Company's Registration Statement on Form S-4 filed March 18, 2002. (Registration No. 333-84486)


        (b) REPORTS ON FORM 8-K

        There were no reports filed on Form 8-K for Land O'Lakes, Inc. for the three months ended June 30, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Arden Hills, State of Minnesota, on the 14th day of August, 2002.

                                 LAND O'LAKES, INC.

                                 By              /s/  DANIEL KNUTSON
                                   --------------------------------------------
                                                     Daniel Knutson
                                                 Senior Vice President
                                              and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)