Form 10-Q
period 2002-09-30
LAND O LAKES INC
filed 2002-11-14
CIK 1032562

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        COMMISSION FILE NUMBER 333-84486


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


Yes       X                No
      ---------                 ---------


The number of shares of the registrant's common stock outstanding as of October 31, 2002: 1,146 shares of Class A common stock, 5,338 shares of Class B common stock, 197 shares of Class C common stock, and 1,112 shares of Class D common stock.

                                TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----
PART I. FINANCIAL INFORMATION............................................................................        3
ITEM I. FINANCIAL STATEMENTS.............................................................................        3
LAND O'LAKES, INC.
Financial Statements (unaudited) for the three and nine months ended September 30, 2002 and 2001
Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001...............................        3
Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001....        4
Consolidated Statements of Cash Flows for the nine months ended  September 30, 2002 and 2001.............        5
Notes to Consolidated Financial Statements...............................................................        6
LAND O'LAKES FARMLAND FEED LLC
Financial Statements (unaudited) for the three and nine months ended September 30, 2002 and 2001
Consolidated Balance Sheets as of September 30, 2002 and  December 31, 2001..............................       20
Consolidated Statements of Operations for the three and nine months ended  September 30, 2002 and 2001...       21
Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001..............       22
Notes to Consolidated Financial Statements...............................................................       23
PURINA MILLS, LLC
Financial Statements (unaudited) for the three and nine months ended September 30, 2002 and 2001
Consolidated Balance Sheets as of September 30, 2002 and  December 31, 2001..............................       35
Consolidated Statements of Operations for the three and nine months ended  September 30, 2002 and 2001...       36
Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001..............       37
Notes to Consolidated Financial Statements...............................................................       38

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........       41

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................       71

ITEM 4.  CONTROLS AND PROCEDURES.........................................................................       72

PART II. OTHER INFORMATION...............................................................................       72

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................       73

SIGNATURES...............................................................................................       74

CERTIFICATIONS...........................................................................................       75

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       2002           2001
                                                                   -------------   ------------
                                                                          ($ IN THOUSANDS)
                                                                             (UNAUDITED)
                            ASSETS
Current assets:
    Cash and short-term investments ...........................      $   37,878      $  130,169
    Receivables, net ..........................................         459,432         574,011
    Inventories ...............................................         461,545         450,774
    Prepaid expenses ..........................................          96,305         185,490
    Other current assets ......................................          24,352          27,038
                                                                     ----------      ----------
         Total current assets .................................       1,079,512       1,367,482
Investments ...................................................         579,151         568,130
Property, plant and equipment, net ............................         596,245         675,277
Goodwill, net .................................................         330,387         255,027
Other intangibles, net ........................................         104,237         108,987
Other assets ..................................................         107,937         116,475
                                                                     ----------      ----------
         Total assets .........................................      $2,797,469      $3,091,378
                                                                     ==========      ==========

                   LIABILITIES AND EQUITIES

Current liabilities:
    Notes and short-term obligations ..........................      $   34,245      $   33,971
    Current portion of long-term debt .........................          55,419          19,546
    Accounts payable ..........................................         355,544         652,309
    Accrued expenses ..........................................         229,698         187,569
    Patronage refunds payable .................................           5,156          28,900
                                                                     ----------      ----------
         Total current liabilities ............................         680,062         922,295
Long-term debt ................................................       1,071,284       1,147,465
Employee benefits and other liabilities .......................         110,969          82,801
Deferred tax liabilities ......................................          20,109          42,495
Minority interests ............................................          56,249          59,806
Equities:
    Capital stock .............................................           2,237           2,305
    Member equities ...........................................         841,022         805,860
    Retained earnings .........................................          15,537          28,351
                                                                     ----------      ----------
         Total equities .......................................         858,796         836,516
                                                                     ----------      ----------
Commitments and contingencies
Total liabilities and equities ................................      $2,797,469      $3,091,378
                                                                     ==========      ==========


          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                          -----------------------------      ------------------------------
                                                              2002             2001               2002              2001
                                                          -----------       -----------       -----------       -----------
                                                                                 ($ IN THOUSANDS)
                                                                                     (UNAUDITED)
Net sales                                                 $ 1,363,292       $ 1,414,532       $ 4,299,545       $ 4,162,732
Cost of sales                                               1,250,658         1,319,029         3,915,258         3,834,794
                                                          -----------       -----------       -----------       -----------
Gross profit                                                  112,634            95,503           384,287           327,938
Selling, general and administration                           123,497            94,162           374,986           274,671
Restructuring and impairment charges (reversals)                  942            (2,433)            8,218            (4,242)
                                                          -----------       -----------       -----------       -----------
(Loss) earnings from operations                               (11,805)            3,774             1,083            57,509
Interest expense, net                                          18,052            12,230            53,000            36,539
Gain on legal settlement                                       (4,136)               --           (36,835)               --
Gain on sale of intangibles                                        --                --            (4,184)               --
Gain on divestiture of businesses                              (3,730)               --            (4,935)             (154)
Equity in loss (earnings) of affiliated companies               4,544            (6,436)          (29,822)          (43,727)
Minority interest in (loss) earnings of subsidiaries           (1,365)            1,958            (1,455)            5,711
                                                          -----------       -----------       -----------       -----------
(Loss) earnings before income taxes                           (25,170)           (3,978)           25,314            59,140
Income tax (benefit) expense                                  (13,182)              437           (10,018)            6,322
                                                          -----------       -----------       -----------       -----------
Net (loss) earnings                                       $   (11,988)      $    (4,415)      $    35,332       $    52,818
                                                          ===========       ===========       ===========       ===========

Applied to:
     Members equities
       Allocated patronage refunds                        $   (12,406)      $    (3,790)      $    41,390       $    39,277
       Deferred equities                                       (5,613)               (6)          (16,206)            2,840
                                                          -----------       -----------       -----------       -----------
                                                              (18,019)           (3,796)           25,184            42,117
     Retained earnings                                          6,031              (619)           10,148            10,701
                                                          -----------       -----------       -----------       -----------
                                                          $   (11,988)      $    (4,415)      $    35,332       $    52,818
                                                          ===========       ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           -------------------------
                                                                              2002            2001
                                                                           ---------       ---------
                                                                                ($ IN THOUSANDS)
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                           $  35,332       $  52,818
    Adjustment to reconcile net earnings to cash (used)
      provided by operating activities:
      Depreciation and amortization                                           79,569          65,025
      Bad debt expense                                                         3,132           1,611
      Proceeds from patronage revolvement received                               319             480
      Non-cash patronage income                                                 (530)         (2,364)
      Increase in other assets                                               (32,120)        (13,970)
      Increase (decrease) in other liabilities                                 4,966            (420)
      Restructuring and impairment charges (reversals)                         8,218          (4,242)
      Gain from divestiture of businesses                                     (4,935)           (154)
      Equity in earnings of affiliated companies                             (29,822)        (43,727)
      Minority interests                                                      (1,455)          5,711
      Other                                                                   (6,236)         (6,296)
    Changes in current assets and liabilites, net of acquisitions and divestitures:
      Receivables                                                            104,574          31,864
      Inventories                                                            (18,982)        (31,394)
      Other current assets                                                    98,752         124,875
      Accounts payable                                                      (284,304)       (137,656)
      Accrued expenses                                                        34,248         (32,239)
                                                                           ---------       ---------
    Net cash (used) provided by operating activities                          (9,274)          9,922
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                               (57,258)        (53,739)
    Acquisitions, net of cash acquired                                            --         (13,300)
    Payments for investments                                                  (5,069)        (44,998)
    Net proceeds from divestiture of businesses                                3,351              --
    Proceeds from sale of investments                                         21,084           4,353
    Proceeds from sale of property, plant and equipment                       11,655          24,141
    Other                                                                     12,612           9,684
                                                                           ---------       ---------
    Net cash used by investing activities                                    (13,625)        (73,859)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term debt                                               42,407         132,507
    Proceeds from issuance of long-term debt                                   4,773          52,936
    Payments on principal of long-term debt                                  (81,775)        (69,340)
    Payments for redemption for member equities                              (36,970)        (45,842)
    Other                                                                      2,173          (1,340)
                                                                           ---------       ---------
    Net cash (used) provided by financing activities                         (69,392)         68,921
                                                                           ---------       ---------
    Net (decrease) increase in cash                                          (92,291)          4,984
Cash and cash equivalents at beginning of period                             130,169           3,994
                                                                           ---------       ---------
Cash and cash equivalents at end of period                                 $  37,878       $   8,978
                                                                           =========       =========
Supplementary Disclosure of Cash Flow Information:
    Cash paid during periods for:
      Interest, net of interest capitalized                                $  49,450       $  45,918
      Income taxes (recovered) paid                                        $ (21,654)      $  20,044



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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, the Company performed step one of the impairment testing of goodwill by June 30, 2002. For all segments, the fair market value exceeded the carrying amount. Therefore, the second step of impairment testing was not required and no impairment has been recognized in the current year of adoption. The Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, the Company is no longer amortizing goodwill, except for goodwill related to the acquisition of cooperatives and the formation of joint ventures.

                                                       THREE MONTHS                 NINE MONTHS
                                                   ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                 -----------------------       ----------------------
                                                   2002           2001           2002          2001
                                                 --------       --------       --------      --------
Net (loss) earnings .........................    $(11,988)      $ (4,415)      $ 35,332      $ 52,818
Add back: Goodwill amortization, net of tax..          --          1,550             --         4,462
                                                 --------       --------       --------      --------
Adjusted net (loss) earnings ................    $(11,988)      $ (2,865)      $ 35,332      $ 57,280
                                                 ========       ========       ========      ========

                                                      2001          2000          1999
                                                    --------      --------      --------
Net earnings .................................      $ 71,488      $102,932      $ 21,399
Add back: Goodwill amortization, net of tax ..         5,884         7,741         6,721
                                                    --------      --------      --------
Adjusted net earnings ........................      $ 77,372      $110,673      $ 28,120
                                                    ========      ========      ========

    The Company adopted Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," on January 1, 2002. EITF No. 00-25 deals with the accounting for consideration paid from a vendor (typically a manufacturer or distributor) to a retailer, including slotting fees, cooperative advertising arrangements and buy-downs. The guidance in EITF 00-25 generally requires that these incentives be classified as a reduction of sales. The impact of the adoption decreased sales and selling and administration expense for the nine months ended September 30, 2002 and 2001 by $76.6 million and $72.9 million, respectively.

2.  GOODWILL AND OTHER INTANGIBLE ASSETS

    A summary of intangible assets follows:

                                                     AS OF SEPTEMBER 30, 2002
                                                  -----------------------------
                                                  GROSS CARRYING    ACCUMULATED
                                                      AMOUNT       AMORTIZATION
                                                  --------------   ------------
Amortized intangible assets
   Trademarks..................................      $   3,618      $   (1,335)
   Patents.....................................         16,373          (1,106)
   Agreements not to compete...................          6,364          (3,705)
   Other.......................................         14,520          (7,455)
                                                     ---------      -----------
   Total.......................................      $  40,875      $  (13,601)
                                                     =========      ===========
Nonamortized intangible assets
   Trademarks..................................      $  76,963
                                                     =========
Aggregate amortization expense:
   For nine months ended September 30, 2002....      $   5,036
Estimated amortization expense:
   For three months ended December 31, 2002....      $   1,649
   For year ended December 31, 2003............          5,607
   For year ended December 31, 2004............          4,609
   For year ended December 31, 2005............          4,287
   For year ended December 31, 2006............          4,083
   For year ended December 31, 2007............          3,708

    The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

                                           DAIRY FOODS     FEED         SEED        SWINE      AGRONOMY       OTHER         TOTAL
                                           -----------     ----         ----        -----      --------       -----         -----
Balance as of January 1, 2002 ............. $  40,285   $ 109,463    $  15,704    $     701    $  74,904    $  13,970    $ 255,027
  Madison Dairy additional purchase price..    26,461          --           --           --           --           --       26,461
  Agriliance additional purchase price ....        --          --           --           --        1,010           --        1,010
  Reallocation of purchase price ..........        --      56,784         (292)          --           --          (60)      56,432
  Amortization expense ....................        --        (563)         (27)         (40)      (4,568)        (694)      (5,892)
  Goodwill written off
    related to sale of business unit ......        --      (2,600)          --           --           --          (51)      (2,651)
                                            ---------   ---------    ---------    ---------    ---------    ---------    ---------
Balance as of September 30, 2002 .......... $  66,746   $ 163,084    $  15,385    $     661    $  71,346    $  13,165    $ 330,387
                                            =========   =========    =========    =========    =========    =========    =========

    The reallocation of the purchase price in the Feed segment was primarily the result of finalizing the appraisals related to the acquisition of Purina Mills, Inc. during the third quarter ended September 30, 2002. The offsetting reduction to property, plant and equipment resulted in a $3.9 million adjustment to reduce depreciation expense, which was also recorded in the third quarter ended September 30, 2002.

3.  RECEIVABLES

    A summary of receivables is as follows:

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             2002            2001
                                                         -------------   ------------
Trade accounts.......................................    $   268,847     $   287,229
Notes and contracts..................................         47,518          50,626
Notes from sale of trade receivables (see Note 4)....         93,498         192,403
Other................................................         67,160          66,707
                                                         -----------     -----------
                                                             477,023         596,965
Less allowance for doubtful accounts.................         17,591          22,954
                                                         -----------     -----------
Total receivables, net...............................    $   459,432     $   574,011
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

4.  RECEIVABLES PURCHASE FACILITY

    In December 2001, the Company established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity (SPE) was established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheet. However, the Company retains credit risk related to the repayment of the notes receivable with the SPE, which, in turn, is dependent upon the credit risk of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At September 30, 2002, $35.0 million was outstanding under this facility and $65.0 million of borrowing remained available. The total accounts receivable sold during the three months and nine months ended September 30, 2002 were $498.5 million and $1,763.3 million, respectively.

5.  INVENTORIES

    A summary of inventories is as follows:

                        SEPTEMBER 30,   DECEMBER 31,
                            2002            2001
                        -------------   ------------
Raw materials......     $    97,502     $    81,923
Work in process....          32,682          37,423
Finished goods.....         331,361         331,428
                        -----------     -----------
Total inventories..     $   461,545     $   450,774
                        ===========     ===========

6.  INVESTMENTS

    A summary of investments is as follows:

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             2002            2001
                                                         -------------   ------------
CF Industries, Inc...................................... $   249,502     $   248,502
Agriliance, LLC.........................................     119,366          84,030
Ag Processing Inc.......................................      38,681          38,977
MoArk LLC...............................................      39,841          47,593
Advanced Food Products LLC..............................      27,254          27,487
CoBank, ACB.............................................      21,973          21,549
Melrose Dairy Proteins, LLC.............................       8,227           8,253
PEC Mark II (Malta Cleyton).............................           -           7,681
Universal Cooperatives..................................       6,196           6,196
Prairie Farms Dairy, Inc................................       4,917           4,754
Other -- principally cooperatives and joint ventures....      63,194          73,108
                                                         -----------     -----------
Total investments....................................... $   579,151     $   568,130
                                                         ===========     ===========



7.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment is as follows:

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     2002           2001
                                                -------------  -------------
Land and land improvements..................    $      53,911  $      51,818
Buildings and building equipment............          292,195        311,499
Machinery and equipment.....................          551,535        560,244
Software....................................           43,217         38,438
Construction in progress....................           37,589         56,769
                                                -------------  -------------
Total property, plant and equipment.........          978,447      1,018,768
Less accumulated depreciation...............          382,202        343,491
                                                -------------  -------------
Total property, plant and equipment, net....    $     596,245  $     675,277
                                                =============  =============

8.  RESTRUCTURING AND IMPAIRMENT CHARGES

    For the three months ended September 30, 2002, the Company recorded restructuring and impairment charges of $0.9 million, compared to a reversal of a prior-year charge of $2.4 million for the three months ended September 30, 2001. Animal feed recorded a $0.9 million restructuring and impairment charge, of which $0.7 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $0.2 million was related to employee severance and outplacement costs for employees at various locations. The 2001 reversal of $2.4 million was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

    For the nine months ended September 30, 2002, the Company recorded restructuring and impairment charges of $8.2 million, compared to a reversal of a prior-year charge of $4.2 million for the nine months ended September 30, 2001. Animal feed recorded a $5.4 million restructuring and impairment charge, of which $2.4 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $3.0 million was related to employee severance and outplacement costs for 136 employees at the Ft. Dodge, IA office facility and other feed plant facilities. Dairy foods recorded a $2.8 million charge, which consisted of $1.5 million for employee severance and outplacement for 82 employees and $1.3 million for impairment related to the Faribault, MN dairy plant closure. The 2001 reversal of $4.2 million was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

9.  GAIN ON LEGAL SETTLEMENT

    Through September 30, 2002, the Company received settlement proceeds equal to $36.8 million from several vitamin product suppliers against whom the Company alleged certain price-fixing claims. The Company is currently pursuing similar claims against several other vitamin product suppliers. The total settlement proceeds received to date represent less than half of the total vitamin product purchases under dispute.

10. GAIN ON SALE OF INTANGIBLES

    For the nine months ended September 30, 2002, the Company recorded a $4.2 million gain on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.

11. DEBT OBLIGATIONS

    The weighted average interest rate on short-term borrowings and notes outstanding at September 30, 2002 and December 31, 2001 was 3.87% and 6.52%, respectively.

    As of September 30, 2002, interest rates on the Term A Loan, the Term B Loan, and the revolving credit facility were 4.73%, 5.73% and 5.75%, respectively.

12. SEGMENT INFORMATION

    The Company operates in five segments: dairy foods, animal feed, crop seed, swine and agronomy.

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

    The swine segment has three programs: farrow-to-finish, swine aligned and cost-plus. The farrow-to-finish program produces and sells market hogs. The swine aligned program raises feeder pigs which are sold to local member cooperatives. The cost-plus program provides minimum hog price guarantees to producers in exchange for swine feed sales and profit participation.

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


                                          DAIRY FOODS    FEED      SEED      SWINE   AGRONOMY    OTHER   CONSOLIDATED
                                          -----------    ----      ----      -----   --------    -----   ------------
FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2002

   Net sales                                $710,519   $596,398   $32,094   $20,881   $    --   $ 3,400   $1,363,292
   Cost of sales                             671,691    523,862    28,325    24,781        (1)    2,000    1,250,658
   Selling, general and administration        42,641     62,054    11,477     1,563     3,748     2,014      123,497
   Restructuring and impairment charges           --        942        --        --        --        --          942
   Interest expense, net                       5,503      7,446       452     1,329     2,608       714       18,052
   Gain on legal settlement                      (94)    (4,042)       --        --        --        --       (4,136)
   Gain on divestiture of business                --        (24)   (3,706)       --        --        --       (3,730)
   Equity in (earnings) loss of affiliated
     companies                                  (560)      (834)       --       484     2,733     2,721        4,544
   Minority interest in (loss) earnings
     of subsidiaries                          (2,506)     1,141        --        --        --        --       (1,365)
                                            --------   --------   -------   -------   -------   -------   ----------
   (Loss) earnings before income taxes      $ (6,156)  $  5,853   $(4,454)  $(7,276)  $(9,088)  $(4,049)  $  (25,170)
                                            ========   ========   =======   =======   =======   =======   ==========
FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2001

   Net sales                                $954,112   $413,038   $ 14,843   $29,052   $    --   $ 3,487   $1,414,532
   Cost of sales                             904,504    379,135     10,580    22,914        (8)    1,904    1,319,029
   Selling, general and administration        44,592     28,247     13,020     1,747     3,861     2,695       94,162
   Restructuring and impairment reversal          --     (2,433)        --        --        --        --       (2,433)
   Interest expense, net                       5,079      1,921        821     1,465     2,700       244       12,230
   Equity in (earnings) loss of affiliated
     companies                                (1,531)    (1,832)       413    (1,197)   (4,823)    2,534       (6,436)
   Minority interest in (loss) earnings
     of subsidiaries                            (299)     2,288         17        --        --       (48)       1,958
                                            --------   --------   --------   -------   -------   -------   ----------
   Earnings (loss) before income taxes      $  1,767   $  5,712   $(10,008)  $ 4,123   $(1,730)  $(3,842)  $   (3,978)
                                            ========   ========   ========   =======   =======   =======   ==========


                                          DAIRY FOODS       FEED        SEED      SWINE     AGRONOMY    OTHER    CONSOLIDATED
                                          -----------       ----        ----      -----     --------    -----    ------------
FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2002

   Net sales                                $2,151,949   $1,786,372   $284,986   $ 66,575   $     --   $  9,663   $ 4,299,545
   Cost of sales                             2,029,720    1,569,527    241,980     68,409          2      5,620     3,915,258
   Selling, general and administration         127,317      188,104     34,634      4,792     13,233      6,906       374,986
   Restructuring and impairment charges          2,800        5,418         --         --         --         --         8,218
   Interest expense, net                        15,298       22,546      2,168      3,966      6,906      2,116        53,000
   Gain on legal settlement                       (922)     (35,913)        --         --         --         --       (36,835)
   Gain on sale of intangibles                      --       (4,184)        --         --         --         --        (4,184)
   (Gain) loss on divestiture of business       (1,281)         (24)    (3,706)        --         --         76        (4,935)
   Equity in (earnings) loss of affiliated
     companies                                    (497)      (1,402)      (105)       688    (36,633)     8,127       (29,822)
   Minority interest in (loss) earnings
     of subsidiaries                            (5,075)       3,511         --         --         --        109        (1,455)
                                            ----------   ----------   --------   --------   --------   --------   -----------
   (Loss) earnings before income taxes      $  (15,411)  $   38,789   $ 10,015   $(11,280)  $ 16,492   $(13,291)  $    25,314
                                            ==========   ==========   ========   ========   ========   ========   ===========

FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001

   Net sales                                $2,540,492   $1,222,957   $306,249    $82,771   $     --    $10,263   $4,162,732
   Cost of sales                             2,378,849    1,119,505    258,503     71,618         --      6,319    3,834,794
   Selling, general and administration         129,984       83,359     35,743      5,458     13,431      6,696      274,671
   Restructuring and impairment reversals           --       (4,242)        --         --         --         --       (4,242)
   Interest expense, net                        14,829        4,748      4,870      4,662      6,845        585       36,539
   Gain on divestiture of business                  --         (154)        --         --         --         --         (154)
   Equity in (earnings) loss of affiliated
     companies                                  (4,586)      (1,974)        (5)    (3,261)   (35,885)     1,984      (43,727)
   Minority interest in (loss) earnings
     of subsidiaries                              (697)       6,453         15         --         --        (60)       5,711
                                            ----------   ----------   --------    -------   --------    -------   ----------
   Earnings (loss) before income taxes      $   22,113   $   15,262   $  7,123    $ 4,294   $ 15,609    $(5,261)  $   59,140
                                            ==========   ==========   ========    =======   ========    =======   ==========


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

    The "Majority Owned Consolidated Guarantor" column in the following supplemental financial information represents Land O'Lakes Farmland Feed LLC "LOLFF", excluding certain majority owned non-guarantors of LOLFF.

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002

                                LAND       CONSOLIDATED       MAJORITY
                            O'LAKES, INC.     WHOLLY            OWNED
                               PARENT         OWNED          CONSOLIDATED    NON-GUARANTOR
                               COMPANY      GUARANTORS        GUARANTOR       SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                            -------------  ------------     -------------   ---------------  ------------   ------------
                                                            ($ IN THOUSANDS)
                                                              (UNAUDITED)
          ASSETS
Current assets:
    Cash and short-term
      investments           $    28,509     $    (1,029)    $    (2,089)    $    12,487     $        --     $    37,878
    Receivables, net            373,426          45,051         101,076          47,264        (107,385)        459,432
    Inventories                 287,357          58,176         108,671           7,341              --         461,545
    Prepaid expenses             90,942           2,336           2,663             364              --          96,305
    Other current assets          5,950             141          17,658             603              --          24,352
                            -----------     -----------     -----------     -----------     -----------     -----------
         Total current
           assets               786,184         104,675         227,979          68,059        (107,385)      1,079,512
Investments                   1,080,974           1,581          28,925           2,496        (534,825)        579,151
Property, plant and
  equipment, net                274,625          24,661         246,756          50,203              --         596,245
Goodwill, net                   156,437          11,684         161,344             922              --         330,387
Other intangibles, net            5,547           1,037          97,354             299              --         104,237
Other assets                     50,717             846          31,800          41,656         (17,082)        107,937
                            -----------     -----------     -----------     -----------     -----------     -----------
         Total assets       $ 2,354,484     $   144,484     $   794,158     $   163,635     $  (659,292)    $ 2,797,469
                            ===========     ===========     ===========     ===========     ===========     ===========

LIABILITIES AND EQUITIES

Current liabilities:
    Notes and short-term
      obligations           $    15,163     $     2,789     $       461     $    70,392     $   (54,560)    $    34,245
    Current portion of
      long-term debt             60,347          51,830             (12)             60         (56,806)         55,419
    Accounts payable            180,466          68,586          91,400          18,591          (3,499)        355,544
    Accrued expenses            183,087           1,974          40,202           4,435              --         229,698
    Patronage refunds
      payable                     5,156              --              --              --              --           5,156
                            -----------     -----------     -----------     -----------     -----------     -----------
         Total current
           liabilities          444,219         125,179         132,051          93,478        (114,865)        680,062
Long-term debt                1,004,351          10,153          56,632          19,050         (18,902)      1,071,284
Employee benefits and
  other liabilities              77,089              --          33,450             430              --         110,969
Deferred tax liabilities         18,829           1,280              --              --              --          20,109
Minority interests                8,157              --              --           8,496          39,596          56,249
Equities:
    Capital stock                 2,237           1,084         505,262          47,320        (553,666)          2,237
    Member equities             841,022              --              --              --              --         841,022
    Retained earnings           (41,420)          6,788          66,763          (5,139)        (11,455)         15,537
                            -----------     -----------     -----------     -----------     -----------     -----------
         Total equities         801,839           7,872         572,025          42,181        (565,121)        858,796
                            -----------     -----------     -----------     -----------     -----------     -----------
Total liabilities and
  equities                  $ 2,354,484     $   144,484     $   794,158     $   163,635     $  (659,292)    $ 2,797,469
                            ===========     ===========     ===========     ===========     ===========     ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                           LAND        CONSOLIDATED      MAJORITY
                                       O'LAKES, INC.      WHOLLY           OWNED
                                          PARENT          OWNED        CONSOLIDATED  NON-GUARANTOR
                                          COMPANY       GUARANTORS       GUARANTOR    SUBSIDIARIES    CONSOLIDATED
                                       -------------   ------------    -----------   --------------   ------------
                                                                   ($ IN THOUSANDS)
                                                                      (UNAUDITED)
Net sales                              $   687,020     $    63,822     $   581,423     $    31,027     $ 1,363,292
Cost of sales                              632,011          70,672         511,446          36,529       1,250,658
                                       -----------     -----------     -----------     -----------     -----------
Gross profit (loss)                         55,009          (6,850)         69,977          (5,502)        112,634
Selling, general and administration         65,561          (5,983)         59,077           4,842         123,497
Restructuring and impairment
  charges                                       --              --             942              --             942
                                       -----------     -----------     -----------     -----------     -----------
(Loss) earnings from operations            (10,552)           (867)          9,958         (10,344)        (11,805)
Interest expense (income), net              18,052             989            (772)           (217)         18,052
Gain on legal settlement                    (4,136)             --              --              --          (4,136)
(Gain) loss on divestiture
  of businesses                             (3,078)         (3,682)             --           3,030          (3,730)
Equity in loss (earnings) of
  affiliated companies                       5,147              --            (603)             --           4,544
Minority interest in earnings
  (loss) of subsidiaries                     3,516              --             (78)         (4,803)         (1,365)
                                       -----------     -----------     -----------     -----------     -----------
(Loss) earnings before income
  taxes                                    (30,053)          1,826          11,411          (8,354)        (25,170)
Income tax (benefit) expense               (14,388)          1,113            (286)            379         (13,182)
                                       -----------     -----------     -----------     -----------     -----------
Net (loss) earnings                    $   (15,665)    $       713     $    11,697     $    (8,733)    $   (11,988)
                                       ===========     ===========     ===========     ===========     ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                           LAND        CONSOLIDATED     MAJORITY
                                       O'LAKES, INC.      WHOLLY          OWNED
                                          PARENT          OWNED        CONSOLIDATED    NON-GUARANTOR
                                         COMPANY        GUARANTORS      GUARANTOR       SUBSIDIARIES   CONSOLIDATED
                                      --------------   ------------    ------------    --------------  ------------
                                                                     ($ IN THOUSANDS)
                                                                       (UNAUDITED)
Net sales                              $ 2,316,776     $   167,723     $ 1,734,131     $    80,915     $ 4,299,545
Cost of sales                            2,151,931         150,725       1,523,648          88,954       3,915,258
                                       -----------     -----------     -----------     -----------     -----------
Gross profit (loss)                        164,845          16,998         210,483          (8,039)        384,287
Selling, general and administration        171,770          16,800         177,964           8,452         374,986
Restructuring and impairment
  charges                                    2,800              --           5,418              --           8,218
                                       -----------     -----------     -----------     -----------     -----------
(Loss) earnings from operations             (9,725)            198          27,101         (16,491)          1,083
Interest expense (income), net              52,625           3,021          (2,211)           (435)         53,000
Gain on legal settlement                   (36,835)             --              --              --         (36,835)
Gain on sale of intangibles                     --              --          (4,184)             --          (4,184)
(Gain) loss on divestiture
  of businesses                             (2,714)         (3,682)             --           1,461          (4,935)
Equity in earnings of
  affiliated companies                     (28,983)             --            (839)             --         (29,822)
Minority interest in loss
  (earnings) of subsidiaries                 2,800              --             230          (4,485)         (1,455)
                                       -----------     -----------     -----------     -----------     -----------
Earnings (loss) before
  income taxes                               3,382             859          34,105         (13,032)         25,314
Income tax (benefit) expense               (11,751)          1,526            (782)            989         (10,018)
                                       -----------     -----------     -----------     -----------     -----------
Net earnings (loss)                    $    15,133     $      (667)    $    34,887     $   (14,021)    $    35,332
                                       ===========     ===========     ===========     ===========     ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                   LAND       CONSOLIDATED   MAJORITY
                                               O'LAKES, INC.     WHOLLY        OWNED
                                                  PARENT         OWNED      CONSOLIDATED  NON-GUARANTOR
                                                  COMPANY      GUARANTORS    GUARANTOR     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                               ------------  -------------- ------------  -------------- ------------  ------------
                                                                                ($ IN THOUSANDS)
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                          $  15,133     $    (667)    $  34,887     $ (14,021)    $      --     $  35,332
    Adjustment to reconcile net
      earnings (loss) to cash provided
      (used) by operating activities:
      Depreciation and amortization                 40,197         2,885        33,963         2,524            --        79,569
      Bad debt expense                                 957            --         2,175            --            --         3,132
      Proceeds from patronage revolvement
        received                                       319            --            --            --            --           319
      Non-cash patronage income                       (530)           --            --            --            --          (530)
      (Increase) decrease in other assets          (31,394)        2,673       (15,334)        6,554         5,381       (32,120)
      Decrease (increase) in other liabilities       8,400          (654)       (2,928)          148            --         4,966
      Restructuring and impairment charges           2,800            --         5,418            --            --         8,218
      (Gain) loss on divestiture of businesses      (2,714)       (3,682)           --         1,461            --        (4,935)
      Equity in earnings of affiliated
        companies                                  (28,983)           --          (839)           --            --       (29,822)
      Minority interests                             2,800            --           230        (4,485)           --        (1,455)
      Other                                         (6,988)           --           194           558            --        (6,236)
    Changes in current assets and
      liabilities, net of acquisitions
      and divestitures:
      Receivables                                  189,843       (10,407)       11,201        (6,791)      (79,272)      104,574
      Inventories                                  (14,402)       (2,569)       (1,124)         (887)           --       (18,982)
      Other current assets                          88,124         7,112         3,530           (14)           --        98,752
      Accounts payable                            (285,348)        2,219       (20,038)        1,730        17,133      (284,304)
      Accrued expenses                              34,442        (4,847)        3,565         1,088            --        34,248
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Net cash provided (used) by operating
      activities                                    12,656        (7,937)       54,900       (12,135)      (56,758)       (9,274)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment     (39,355)       (1,083)      (14,338)       (2,482)           --       (57,258)
    Payments for investments                        (3,315)           (4)           --        (1,194)         (556)       (5,069)
    Net proceeds from divestiture of business        3,351            --            --            --            --         3,351
    Proceeds from sale of investment                18,620           270         2,044           150            --        21,084
    Proceeds from sale of property, plant and
      equipment                                      5,963            --         5,692            --            --        11,655
    Other                                           12,612            --            --            --            --        12,612
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Net cash used by investing activities           (2,124)         (817)       (6,602)       (3,526)         (556)      (13,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt          30,603        (7,588)       (4,169)        8,391        15,170        42,407
    Proceeds from issuance of long-term debt         4,520           229            --            24            --         4,773
    Payments on principal of long-term debt        (87,588)           --       (44,610)       (2,421)       52,844       (81,775)
    Payments for redemption for member
      equities                                     (36,970)           --            --            --            --       (36,970)
    Other                                           (3,642)        5,994          (581)       11,102       (10,700)        2,173
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Net cash (used) provided by financing
      activities                                   (93,077)       (1,365)      (49,360)       17,096        57,314       (69,392)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Net (decrease) increase in cash                (82,545)      (10,119)       (1,062)        1,435            --       (92,291)
Cash and short-term investments at
  beginning of period                              111,054         9,090        (1,027)       11,052            --       130,169
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Cash and short-term investments at end
  of period                                      $  28,509     $  (1,029)    $  (2,089)    $  12,487     $      --     $  37,878
                                                 =========     =========     =========     =========     =========     =========

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                  LAND        CONSOLIDATED       MAJORITY
                              O'LAKES, INC.      WHOLLY            OWNED
                                 PARENT           OWNED        CONSOLIDATED  NON-GUARANTOR
                                 COMPANY       GUARANTORS        GUARANTOR   SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                              -------------   ------------     ------------  -------------    ------------      ------------
                                                                   ($ IN THOUSANDS)
        ASSETS
Current assets:
  Cash and short-term
     investments .......      $  111,054      $    9,090      $   (1,027)      $   11,052       $       --       $  130,169
  Receivables, net .....         552,951          23,659         136,949           47,109         (186,657)         574,011
  Inventories ..........         276,115          57,388         107,548            9,723               --          450,774
  Prepaid expenses .....         168,486           9,625           6,265            1,114               --          185,490
  Other current assets .          27,038              --              --               --               --           27,038
                              ----------      ----------      ----------       ----------       ----------       ----------
     Total current
       assets ..........       1,135,644          99,762         249,735           68,998         (186,657)       1,367,482
Investments ............       1,047,711           3,596          50,751            1,453         (535,381)         568,130
Property, plant and
  equipment, net .......         272,328          29,146         319,164           54,639               --          675,277
Goodwill, net ..........         138,054          12,224         103,790              959               --          255,027
Other intangibles, net .           3,484           2,669         102,503              331               --          108,987
Other assets ...........          73,403           2,111           4,521           48,141          (11,701)         116,475
                              ----------      ----------      ----------       ----------       ----------       ----------
     Total assets ......      $2,670,624      $  149,508      $  830,464       $  174,521       $ (733,739)      $3,091,378
                              ==========      ==========      ==========       ==========       ==========       ==========

LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
     obligations .......      $      270      $    2,701      $   88,902       $   68,261       $ (126,163)      $   33,971
  Current portion of
     long-term debt ....          19,995          59,506              23               59          (60,037)          19,546
  Accounts payable .....         436,177          61,786         133,872           20,550              (76)         652,309
  Accrued expenses .....         142,820           6,959          33,769            4,021               --          187,569
  Patronage refunds
     payable ...........          28,900              --              --               --               --           28,900
                              ----------      ----------      ----------       ----------       ----------       ----------
     Total current
       liabilities .....         628,162         130,952         256,566           92,891         (186,276)         922,295
Long-term debt .........       1,125,437           9,924              65           24,121          (12,082)       1,147,465
Employee benefits and
  other liabilities ....          45,459           1,434          35,626              282               --           82,801
Deferred tax liability .          42,495              --              --               --               --           42,495
Minority interests .....           5,494              --             972           13,744           39,596           59,806
Equities:
  Capital stock ........           2,305           1,084         504,916           58,410         (564,410)           2,305
  Member equities ......         805,860              --              --               --               --          805,860
  Retained earnings ....          15,412           6,114          32,319          (14,927)         (10,567)          28,351
                              ----------      ----------      ----------       ----------       ----------       ----------
     Total equities ....         823,577           7,198         537,235           43,483         (574,977)         836,516
                              ----------      ----------      ----------       ----------       ----------       ----------
Total liabilities and
  equities .............      $2,670,624      $  149,508      $  830,464       $  174,521       $ (733,739)      $3,091,378
                              ==========      ==========      ==========       ==========       ==========       ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                            LAND          CONSOLIDATED        MAJORITY
                                        O'LAKES, INC.        WHOLLY             OWNED
                                           PARENT            OWNED           CONSOLIDATED     NON-GUARANTOR
                                           COMPANY         GUARANTORS         GUARANTOR        SUBSIDIARIES    CONSOLIDATED
                                        -------------    -------------       ------------     -------------    ------------
                                                                           ($ IN THOUSANDS)
                                                                             (UNAUDITED)
Net sales                                $   933,615       $    58,907       $   385,242       $    36,768       $ 1,414,532
Cost of sales                                868,551            62,784           353,862            33,832         1,319,029
                                         -----------       -----------       -----------       -----------       -----------
Gross profit (loss)                           65,064            (3,877)           31,380             2,936            95,503
Selling, general and administration           67,157            (1,864)           24,911             3,958            94,162
Restructuring and impairment
  (reversals)                                     --                --            (2,433)               --            (2,433)
                                         -----------       -----------       -----------       -----------       -----------
(Loss) earnings from operations               (2,093)           (2,013)            8,902            (1,022)            3,774
Interest expense (income), net                10,017               957             1,365              (109)           12,230
Equity in earnings of
  affiliated companies                        (6,031)               --              (405)               --            (6,436)
Minority interest in earnings
  of subsidiaries                              1,824                --                99                35             1,958
                                         -----------       -----------       -----------       -----------       -----------
(Loss) earnings before income taxes           (7,903)           (2,970)            7,843              (948)           (3,978)
Income tax expense (benefit)                     655              (382)              (65)              229               437
                                         -----------       -----------       -----------       -----------       -----------
Net (loss) earnings                      $    (8,558)      $    (2,588)      $     7,908       $    (1,177)      $    (4,415)
                                         ===========       ===========       ===========       ===========       ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                              LAND         CONSOLIDATED       MAJORITY
                                         O'LAKES, INC.        WHOLLY            OWNED
                                            PARENT            OWNED         CONSOLIDATED     NON-GUARANTOR
                                            COMPANY         GUARANTORS        GUARANTOR        SUBSIDIARIES      CONSOLIDATED
                                         -------------     ------------      ------------     --------------     ------------
                                                                          ($ IN THOUSANDS)
                                                                            (UNAUDITED)
Net sales                                $ 2,747,039       $   176,195       $ 1,148,091       $    91,407       $ 4,162,732
Cost of sales                              2,545,757           152,765         1,051,873            84,399         3,834,794
                                         -----------       -----------       -----------       -----------       -----------
Gross profit                                 201,282            23,430            96,218             7,008           327,938
Selling, general and administration          171,130            18,246            75,973             9,322           274,671
Restructuring and impairment
  (reversals)                                     --                --            (4,242)               --            (4,242)
                                         -----------       -----------       -----------       -----------       -----------
Earnings (loss) from operations               30,152             5,184            24,487            (2,314)           57,509
Interest expense (income), net                29,259             3,435             4,573              (728)           36,539
Gain on divestiture of business                 (154)               --                --                --              (154)
Equity in earnings of
  affiliated companies                       (42,491)               --            (1,236)               --           (43,727)
Minority interest in earnings
  (loss) of subsidiaries                       5,856                --               249              (394)            5,711
                                         -----------       -----------       -----------       -----------       -----------
Earnings (loss) before income
  taxes                                       37,682             1,749            20,901            (1,192)           59,140
Income tax expense (benefit)                   4,185             1,805               (65)              397             6,322
                                         -----------       -----------       -----------       -----------       -----------
Net earnings (loss)                      $    33,497       $       (56)      $    20,966       $    (1,589)      $    52,818
                                         ===========       ===========       ===========       ===========       ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                LAND      CONSOLIDATED   MAJORITY
                                            O'LAKES, INC.    WHOLLY       OWNED
                                               PARENT         OWNED     CONSOLIDATED  NON-GUARANTOR
                                              COMPANY      GUARANTORS    GUARANTOR     SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                            ------------  ------------  ------------  --------------  ------------ ------------
                                                                      ($ IN THOUSANDS)
                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                      $  33,497     $     (56)    $  20,966     $  (1,589)    $      --     $  52,818
    Adjustment to reconcile net
      earnings (loss) to cash
      provided (used) by operating
      activities:
      Depreciation and amortization             48,721         2,470        12,062         1,772            --        65,025
      Bad debt expense                           1,175            --           436            --            --         1,611
      Proceeds from patronage
        revolvement received                       480            --            --            --            --           480
      Non-cash patronage income                 (2,364)           --            --            --            --        (2,364)
      (Increase) decrease in other assets      (67,563)        1,303           458        (1,463)       53,295       (13,970)
      (Decrease) increase in other
         liabilities                           (43,491)         (708)       (5,068)           82        48,765          (420)
      Restructuring and impairment
         reversals                                  --            --        (4,242)           --            --        (4,242)
      Gain on divestiture of businesses           (154)           --            --            --            --          (154)
      Equity in earnings of affiliated
        companies                              (42,491)           --        (1,236)           --            --       (43,727)
      Minority interests                         5,856            --           249          (394)           --         5,711
      Other                                     (6,741)           --           531           (86)           --        (6,296)
    Changes in current assets
      and liabilities,
      net of acquisitions
      and divestitures:
      Receivables                               80,928        (5,891)       (4,426)      (14,045)      (24,702)       31,864
      Inventories                              (46,536)        4,667        11,277          (802)           --       (31,394)
      Other current assets                     110,548         8,744         5,557            26            --       124,875
      Accounts payable                         (65,698)      (74,951)      (14,021)        3,465        13,549      (137,656)
      Accrued expenses                          (4,800)       (2,928)      (27,211)        2,700            --       (32,239)
                                             ---------     ---------     ---------     ---------     ---------     ---------
    Net cash provided (used) by
      operating activities                       1,367       (67,350)       (4,668)      (10,334)       90,907         9,922
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property,
      plant and equipment                      (27,669)         (293)      (14,280)      (11,497)           --       (53,739)
    Acquisitions, net of cash acquired         (13,300)           --            --            --            --       (13,300)
    Payments for investments                   (54,870)           --            --        (3,103)       12,975       (44,998)
    Proceeds from sale of investment             2,365           312         1,676            --            --         4,353
    Proceeds from sale of property,
      plant and equipment                       20,654            --         3,301           186            --        24,141
    Other                                        9,684            --            --            --            --         9,684
                                             ---------     ---------     ---------     ---------     ---------     ---------
    Net cash (used) provided by
      investing activities                     (63,136)           19        (9,303)      (14,414)       12,975       (73,859)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in
      short-term debt                          105,889        61,963         1,659         6,528       (43,532)      132,507
    Proceeds from issuance of
      long-term debt                            69,571            --        14,052        16,688       (47,375)       52,936
    Payments on principal
      of long-term debt                        (69,160)         (112)          860          (928)           --       (69,340)
    Payments for redemption
      for member equities                      (45,842)           --            --            --            --       (45,842)
    Other                                        2,739         5,951        (1,347)        4,292       (12,975)       (1,340)
                                             ---------     ---------     ---------     ---------     ---------     ---------
    Net cash provided (used)
      by financing activities                   63,197        67,802        15,224        26,580      (103,882)       68,921
                                             ---------     ---------     ---------     ---------     ---------     ---------
    Net increase in cash                         1,428           471         1,253         1,832            --         4,984
Cash and short-term investments at
  beginning of period                           (3,957)         (545)       (2,395)       10,891            --         3,994
                                             ---------     ---------     ---------     ---------     ---------     ---------
Cash and short-term investments at
  end of period                              $  (2,529)    $     (74)    $  (1,142)    $  12,723     $      --     $   8,978
                                             =========     =========     =========     =========     =========     =========

                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS


                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                            2002              2001
                                                                      -----------------  ---------------
                                                                              ($ IN THOUSANDS)
                                                                                 (UNAUDITED)
                                                ASSETS
Current assets:
    Cash and short-term investments                                          $       -       $    3,019
    Receivables, net                                                           109,073          119,063
    Inventories                                                                112,684          113,559
    Prepaid expenses                                                             2,920            6,472
    Notes receivable - Land O'Lakes, Inc.                                       17,658                -
                                                                      -----------------  ---------------
         Total current assets                                                  242,335          242,113
Investments                                                                     31,121           31,496
Property, plant and equipment, net                                             254,138          326,956
Goodwill, net                                                                  162,266          104,749
Other intangibles, net                                                          97,653          100,663
Other assets                                                                    32,756           27,640
                                                                      -----------------  ---------------
         Total assets                                                      $   820,269      $   833,617
                                                                      =================  ===============

                                       LIABILITIES AND EQUITIES

Current liabilities:
    Notes and short-term obligations                                        $    3,000       $    5,000
    Notes payable - Land O'Lakes, Inc.                                               -           29,210
    Accounts payable                                                            95,221          117,074
    Accrued expenses                                                            42,087           35,132
                                                                      -----------------  ---------------
         Total current liabilities                                             140,308          186,416
Notes payable - Land O'Lakes, Inc.                                              59,664           59,664
Employee benefits and other liabilities                                         33,880           36,656
Minority interests                                                               3,125            2,919
Equities:
    Contributed capital                                                        515,379          515,044
    Retained earnings                                                           67,913           32,918
                                                                      -----------------  ---------------
         Total equities                                                        583,292          547,962
                                                                      -----------------  ---------------
Commitments and contingencies
Total liabilities and equities                                             $   820,269      $   833,617
                                                                      =================  ===============


          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                    ---------------------------------  -----------------------------
                                                         2002              2001            2002           2001
                                                    ---------------   ---------------  -------------- --------------

                                                                           ($ IN THOUSANDS)
                                                                              (UNAUDITED)
Net sales                                               $  594,448        $  406,779     $ 1,774,451    $ 1,203,272
Cost of sales                                              522,415           374,547       1,559,254      1,104,316
                                                    ---------------   ---------------  -------------- --------------
Gross profit                                                72,033            32,232         215,197         98,956
Selling, general and administration                         60,378            24,845         181,208         77,334
Restructuring and impairment charges (reversals)               942            (2,433)          5,418         (4,242)
                                                    ---------------   ---------------  -------------- --------------
Earnings from operations                                    10,713             9,820          28,571         25,864
Interest (income) expense, net                                (737)            1,478          (2,081)         4,932
Gain on sale of intangibles                                      -                 -          (4,184)             -
Equity in earnings of affiliated companies                    (576)             (405)           (839)        (1,236)
Minority interest in earnings of subsidiaries                  194               508             680            721
                                                    ---------------   ---------------  -------------- --------------
Net earnings                                            $   11,832        $    8,239       $  34,995      $  21,447
                                                    ===============   ===============  ============== ==============

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             --------------------------------
                                                                  2002             2001
                                                             ---------------   --------------
                                                                    ($ IN THOUSANDS)
                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                 $   34,995       $   21,447
    Adjustments to reconcile net earnings to cash provided
      by (used in) operating activities:
      Depreciation and amortization                                  34,333           12,707
      Bad debt expense                                                2,175              436
      Increase in other assets                                      (15,883)            (302)
      Decrease in other liabilities                                  (2,776)          (4,986)
      Restructuring and impairment charges (reversals)                5,418           (4,242)
      Equity in earnings of affiliated companies                       (839)          (1,236)
      Minority interests                                                680              721
    Changes in current assets and liabilities, net of
      acquisitions and divestitures:
      Receivables                                                     7,815           (7,914)
      Inventories                                                       875           11,753
      Other current assets                                            3,552            5,554
      Accounts payable                                              (21,853)         (15,005)
      Accrued expenses                                                3,919          (27,787)
                                                             ---------------   --------------
    Net cash provided by (used in) operating activities              52,411           (8,854)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                      (14,298)         (14,482)
    Proceeds from investments                                         2,044            1,676
    Proceeds from sale of property, plant and equipment               5,692            3,374
                                                             ---------------   --------------
    Net cash used in investing activities                            (6,562)          (9,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) increase in short-term debt                           (2,000)           1,660
    Proceeds from note payable to Land O'Lakes, Inc.                339,982          280,551
    Payments on note payable to Land O'Lakes, Inc.                 (386,850)        (263,925)
                                                             ---------------   --------------
    Net cash (used) provided by financing activities                (48,868)          18,286
                                                             ---------------   --------------
    Net decrease in cash and short-term investments                  (3,019)               -
Cash and short-term investments at beginning of period                3,019                -
                                                             ---------------   --------------
Cash and short-term investments at end of period                    $     -         $      -
                                                             ===============   ==============
Supplementary Disclosure of Cash Flow Information:
    Cash paid during periods for:
      Interest, net of interest capitalized                         $     -         $      -



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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Land O'Lakes Farmland Feed LLC has adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, Land O'Lakes Farmland Feed LLC performed step one of the impairment testing of goodwill for the balances as of January 1, 2002 by June 30, 2002. The fair value of goodwill exceeded the carrying amount, therefore the second step of impairment testing is not required and no impairment has been recognized in the current year of adoption.

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

    The following table presents a reconciliation of net earnings adjusted for the exclusion of amortization of goodwill no longer required to be amortized, net of income taxes:


                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                     ----------------------- -----------------------
                                                        2002        2001        2002        2001
                                                      --------    -------     --------    --------

Net earnings....................................      $ 11,832    $ 8,239     $ 34,995    $ 21,447
Add back: Goodwill amortization, net of tax.....             -        210            -         390
                                                      --------    -------     --------    --------

Adjusted net earnings...........................      $ 11,832    $  8,449    $ 34,995    $ 21,837
                                                      ========    ========    ========    ========


                                                                       THREE
                                                                    MONTHS ENDED
                                                      YEAR ENDED    DECEMBER  31,
                                                        2001             2000
                                                      -----------   -------------
Net earnings (loss).............................      $  39,146        $(6,228)
Add back: Goodwill amortization, net of tax.....          1,041             85
                                                      ---------        -------
Adjusted net earnings (loss)....................      $  40,187        $(6,143)
                                                      =========        =======

2.  GOODWILL AND OTHER INTANGIBLE ASSETS

    A summary of intangible assets follows:

                                                           AS OF SEPTEMBER 30, 2002
                                                        -----------------------------
                                                        GROSS CARRYING    ACCUMULATED
                                                            AMOUNT       AMORTIZATION
                                                        --------------    -----------
  Amortized intangible assets
   Trademarks ...................................          $   882          $  (240)
   Patents ......................................           16,373           (1,106)
   Agreements not to compete ....................            1,402             (560)
   Other ........................................            9,930           (5,991)
                                                           -------          -------
   Total ........................................          $28,587          $(7,897)
                                                           =======          =======

Nonamortized intangible assets
 Trademarks .....................................          $76,963
                                                           =======
Aggregate amortization expense:
   For nine months ended September 30, 2002 .....          $ 3,916
Estimated amortization expense:
   For three months ended December 31, 2002 .....          $ 1,026
   For year ended December 31, 2003 .............            4,107
   For year ended December 31, 2004 .............            4,107
   For year ended December 31, 2005 .............            4,107
   For year ended December 31, 2006 .............            3,991
   For year ended December 31, 2007 .............            3,546


    The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:


Balance as of January 1, 2002.........................        $   104,749
  Reallocation of purchase price......................             57,866
  Amortization expense................................               (349)
                                                              -----------

 Balance as of September 30, 2002.....................        $   162,266
                                                              ===========


    The reallocation of the purchase price was primarily the result of finalizing the appraisals during the third quarter ended September 30, 2002. The offsetting reduction to property, plant and equipment resulted in a $3.9 million adjustment to reduce depreciation expense, which was also recorded in the third quarter ended September 30, 2002.

3.  RECEIVABLES

    A summary of receivables is as follows:


                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                    2002            2001
                                                                                -----------     -----------
                        Trade accounts.......................................   $    23,747     $    25,320
                        Notes and contracts..................................        22,706          18,071
                        Notes from sale of trade receivables (see Note 4)....        61,247          70,878
                        Other................................................        11,337          13,879
                                                                                -----------     -----------
                                                                                    119,037         128,148
                        Less allowance for doubtful accounts.................         9,964           9,085
                                                                                -----------     -----------

                        Total receivables, net...............................   $   109,073     $   119,063
                                                                                ===========     ===========


4.  RECEIVABLES PURCHASE FACILITY

    In December 2001, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, (SPE), was established to purchase certain receivables from Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC. CoBank has been granted an interest in the receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the Company's consolidated balance sheet. However, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC retain the credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the sale of the receivables. At September 30, 2002 and December 31, 2001, there was $35.0 million and $75.8 million of SPE borrowings outstanding, respectively. The total accounts receivable sold by the Company during the three months and nine months ended September 30, 2002 were $561.5 million and $1,686.7 million, respectively.

5.  INVENTORIES

    A summary of inventories is as follows:


                          SEPTEMBER 30,     DECEMBER 31,
                             2002              2001
                           --------          --------
Raw materials ........     $ 79,447          $ 63,435
Finished goods .......       33,237            50,124
                           --------          --------
Total inventories ....     $112,684          $113,559
                           ========          ========


6.  INVESTMENTS

    The Company's investments are as follows:


                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           2002            2001
                                                                       -------------   ------------
                  Harmony Farms, LLC...........................          $   3,340      $   3,969
                  New Feeds, LLC...............................              2,979          3,214
                  Iowa River Feeds, LLC........................              2,563          2,648
                  Agland Farmland Feed, LLC....................              2,339          2,435
                  Pro-Pet, LLC.................................              2,132          2,362
                  Nutri-Tech Feeds, LLC........................              2,345          2,314
                  LOLFF SPV, LLC...............................              1,000          1,805
                  Northern Country Feeds, LLC..................              1,688          1,652
                  CalvaAlto Liquid, LLC........................              1,302          1,302
                  T-PM Holding Company.........................              1,375          1,290
                  Northern Colorado Feed, LLC..................                834          1,210
                  Strauss Feeds, LLC...........................              1,229          1,073
                  Nutrikowi, LLC...............................                876            783
                  Dakotaland Feeds, LLC........................                669            736
                  Other........................................              6,450          4,703
                                                                         ---------      ---------
                  Total investments............................          $  31,121      $  31,496
                                                                         =========      =========

All of the above investments are accounted for under the equity method with the exception of the unconsolidated LOLFF SPV, LLC and a portion of the investments under the caption "Other", which are accounted for under the cost method.

7.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment is as follows:


                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                2002            2001
                                                                             -----------    -----------
                            Land and land improvements..................     $    23,894    $    23,826
                            Buildings and building equipment............         106,587        124,205
                            Machinery and equipment.....................         208,360        247,186
                            Construction in progress....................          19,379         13,019
                                                                             -----------    -----------
                                                                                 358,220        408,236
                            Less accumulated depreciation...............         104,082         81,280
                                                                             -----------    -----------
                            Total property, plant and equipment, net....     $   254,138    $   326,956
                                                                             ===========    ===========



8.  RESTRUCTURING AND IMPAIRMENT

    For the three months ended September 30, 2002, the Company recorded a $0.9 million restructuring and impairment charge of which $0.7 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $0.2 million was related to employee severance and outplacement costs. The 2001 reversal of $2.4 million was for the sale of certain animal feed assets that had been written off in December 2000, and to reflect the decision to continue operating a plant previously scheduled for shutdown.

     For the nine months ended September 30, 2002 the Company recorded restructuring and impairment charges of $5.4 million. Of this amount, $3.0 million represented severance and outplacement costs for employees and $2.4 million represented a write-down of certain impaired plant assets. $2.3 million of the charges remained accrued as of September 30, 2002. For the nine months ended September 30, 2001, the Company recorded a restructuring reversal of $4.2 million for the sale of certain assets that had been written off in December 2000, and to reflect the decision to continue to operate plants previously scheduled for shutdown.

9.   GAIN ON SALE OF INTANGIBLES

     For the nine months ended September 30, 2002, the Company recorded a gain of $4.2 million on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.

10.  RELATED PARTY TRANSACTIONS

     In accordance with the Management Services Agreement between Land O'Lakes, Inc. and Farmland Industries, Inc. (Farmland), Land O'Lakes, Inc. charges the Company for corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting, and information technology support. These costs totaled $5.8 million and $4.8 million for the nine months ended September 30, 2002 and 2001, respectively.

     Payroll and benefit-related costs are paid directly by Land O'Lakes, Inc. and reimbursed by the Company. These costs totaled $78.7 million and $79.0 million for the nine months ended September 30, 2002 and 2001, respectively.

     As part of the acquisition of Purina Mills, Inc. on October 11, 2001, Land O'Lakes, Inc. assumed certain liabilities, including a $59.7 million deferred tax liability. The Company has established a noncurrent note payable for this liability and, as future taxes relating to the deferred tax liability are paid by Land O'Lakes, Inc., the Company will make a corresponding payment to Land O'Lakes, Inc. This note is non-interest bearing and $59.7 million was outstanding at September 30, 2002 and December 31, 2001.

     The Company has a $100 million revolving credit facility with Land O'Lakes, Inc. which bears interest at LIBOR plus 260 basis points. The facility terminates on October 31, 2003, and is renewable annually. The Company had a note receivable from Land O' Lakes, Inc. of $17.7 million at September 30, 2002 and a note payable to Land O' Lakes, Inc. of $29.2 million at December 31, 2001.

     The Company entered into a Feed Supply Agreement with Farmland whereby Farmland agreed to purchase all of its feed and ingredients, excluding grain, from the Company. Such sales are made at prices competitive with those available from other suppliers. Sales to Farmland under the agreement totaled $1.5 million and $6.1 million for the nine months ended September 30, 2002 and 2001, respectively.

     Sales with unconsolidated subsidiaries of the Company totaled $39.8 million and $34.1 million for the nine months ended September 30, 2002 and 2001, respectively.

11.  CONSOLIDATING FINANCIAL INFORMATION

     Land O'Lakes, Inc. issued $350 million in senior notes which are guaranteed by Land O'Lakes, Inc. and certain of its wholly and majority owned subsidiaries, including the Company, (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

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

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002

                                                                                  WHOLLY
                                                                 WHOLLY           OWNED
                              LAND O'LAKES    WHOLLY OWNED        OWNED        SUBSIDIARIES
                             FARMLAND FEED   SUBSIDIARIES OF  PURINA MILLS,  OF PURINA MILLS,
                               LLC PARENT      LOL FF LLC      LLC PARENT       LLC PARENT
                             --------------- ---------------- -------------- -----------------
                                                                             ($ IN THOUSANDS)
                                                                               (UNAUDITED)
                                                                                 ASSETS
Current assets:
    Cash and short-term
      investments                $  (15,428)      $    7,871      $   5,542         $     (74)
    Receivables, net                126,755           18,487          9,640            12,766
    Inventories                      49,812           13,681         43,326             1,852
    Prepaid expenses                  1,316              348            997                 2
    Note receivable -
      Land O'Lakes, Inc.             17,658                -              -                 -
                             --------------- ---------------- -------------- -----------------
         Total current
           assets                   180,113           40,387         59,505            14,546
Investments                         410,871              258          2,674             8,799
Property, plant and
  equipment, net                     75,882            7,622        162,151             1,101
Goodwill, net                        12,951            3,655        144,738                 -
Other intangibles, net                1,114            1,550         94,690                 -
Other assets                         27,979            2,207         20,924                 -
                             --------------- ---------------- -------------- -----------------
         Total assets            $  708,910      $    55,679     $  484,682       $    24,446
                             =============== ================ ============== =================

                                                    LIABILITIES AND EQUITIES

Current liabilities:
    Notes and short-term
      obligations                $    3,000        $       -        $     -         $       -
    Accounts payable                 95,446           20,514         32,408             7,053
    Accrued expenses                 12,647            2,112         25,314               129
                             --------------- ---------------- -------------- -----------------
         Total current
           liabilities              111,093           22,626         57,722             7,182
Notes payable -
  Land O'Lakes, Inc.                 59,664            4,902         11,376                 -
Employee benefits and
  other liabilities                    (668)               -         34,118                 -
Minority interests                      (16)               -             16                 -
Equities:
    Contributed capital             515,379           16,272        346,125            21,163
    Retained earnings                23,458           11,879         35,325            (3,899)
                             --------------- ---------------- -------------- -----------------
         Total equities             538,837           28,151        381,450            17,264
                             --------------- ---------------- -------------- -----------------
Total liabilities and
  equities                       $  708,910      $    55,679     $  484,682       $    24,446
                             =============== ================ ============== =================




                                   NON-
                                GUARANTOR
                               SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                               ------------- -------------- ---------------
                                             ($ IN THOUSANDS)
                                                (UNAUDITED)
                                                  ASSETS


Current assets:
    Cash and short-term
      investments                 $   2,089        $     -        $      -
    Receivables, net                  7,997        (66,572)        109,073
    Inventories                       4,013              -         112,684
    Prepaid expenses                    257              -           2,920
    Note receivable -
      Land O'Lakes, Inc.                  -              -          17,658
                               ------------- -------------- ---------------
         Total current
           assets                    14,356        (66,572)        242,335
Investments                           2,196       (393,677)         31,121
Property, plant and
  equipment, net                      7,382              -         254,138
Goodwill, net                           922              -         162,266
Other intangibles, net                  299              -          97,653
Other assets                            956        (19,310)         32,756
                               ------------- -------------- ---------------
         Total assets             $  26,111     $ (479,559)     $  820,269
                               ============= ============== ===============

                                         LIABILITIES AND EQUITIES

Current liabilities:
    Notes and short-term
      obligations                  $     -        $     -       $   3,000
    Accounts payable                 6,372        (66,572)         95,221
    Accrued expenses                 1,885              -          42,087
                              ------------- -------------- ---------------
         Total current
           liabilities               8,257        (66,572)        140,308
Notes payable -
  Land O'Lakes, Inc.                 3,032        (19,310)         59,664
Employee benefits and
  other liabilities                    430              -          33,880
Minority interests                   3,125              -           3,125
Equities:
    Contributed capital             10,117       (393,677)        515,379
    Retained earnings                1,150              -          67,913
                              ------------- -------------- ---------------
         Total equities             11,267       (393,677)        583,292
                              ------------- -------------- ---------------
Total liabilities and
  equities                       $  26,111     $ (479,559)     $  820,269
                              ============= ============== ===============


                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                                 WHOLLY
                                                                                WHOLLY           OWNED
                                         LAND O'LAKES      WHOLLY OWNED         OWNED         SUBSIDIARIES
                                         FARMLAND FEED    SUBSIDIARIES OF   PURINA MILLS,   OF PURINA MILLS,
                                          LLC PARENT        LOL FF LLC        LLC PARENT       LLC PARENT
                                        ----------------  ----------------  --------------- -----------------
                                                                     ($ IN THOUSANDS)
                                                                        (UNAUDITED)
Net sales                                   $   322,648       $    53,264       $  198,648       $     6,863
Cost of sales                                   294,287            48,720          163,349             5,090
                                        ----------------  ----------------  ---------------  ----------------
Gross profit                                     28,361             4,544           35,299             1,773
Selling, general and administration              28,383             3,158           24,709             2,739
Restructuring and impairment
  charges                                           942                 -                -                 -
                                        ----------------  ----------------  ---------------  ----------------
(Loss) earnings from operations                    (964)            1,386           10,590              (966)
Interest (income) expense, net                     (548)               98             (317)               (5)
Equity in (earnings) loss of
  affiliated companies                             (486)                -              101              (191)
Minority interest in (loss)
  earnings of subsidiaries                          (41)               25              (62)                -
                                        ----------------  ----------------  ---------------  ----------------
Net earnings (loss)                           $     111       $     1,263       $   10,868        $     (770)
                                        ================  ================  ===============  ================





                                              NON-
                                            GUARANTOR
                                          SUBSIDIARIES    CONSOLIDATED
                                          --------------  --------------
                                                ($ IN THOUSANDS)
                                                   (UNAUDITED)

Net sales                                     $  13,025      $  594,448
Cost of sales                                    10,969         522,415
                                          --------------  --------------
Gross profit                                      2,056          72,033
Selling, general and administration               1,389          60,378
Restructuring and impairment
  charges                                             -             942
                                          --------------  --------------
(Loss) earnings from operations                     667          10,713
Interest (income) expense, net                       35            (737)
Equity in (earnings) loss of
  affiliated companies                                -            (576)
Minority interest in (loss)
  earnings of subsidiaries                          272             194
                                          --------------  --------------
Net earnings (loss)                            $    360       $  11,832
                                          ==============  ==============



                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                            WHOLLY
                                                                           WHOLLY           OWNED
                                      LAND O'LAKES      WHOLLY OWNED       OWNED         SUBSIDIARIES
                                      FARMLAND FEED    SUBSIDIARIES OF  PURINA MILLS,   OF PURINA MILLS,
                                       LLC PARENT        LOL FF LLC      LLC PARENT        LLC PARENT
                                     ----------------  ---------------  --------------  -----------------
                                                               ($ IN THOUSANDS)
                                                                  (UNAUDITED)
Net sales                                $   972,246       $  141,592      $  599,488        $    20,805
Cost of sales                                884,684          128,452         495,054             15,458
                                     ----------------  ---------------  --------------  -----------------
Gross profit                                  87,562           13,140         104,434              5,347
Selling, general and administration           83,818            8,662          77,180              7,822
Restructuring and impairment
  charges                                      5,418                -               -                  -
                                     ----------------  ---------------  --------------  -----------------
(Loss) earnings from operations               (1,674)           4,478          27,254             (2,475)
Interest (income) expense, net                (1,664)             339            (876)               (10)
Gain on sale of intangibles                   (4,184)               -               -                  -
Equity in (earnings) loss of
  affiliated companies                        (1,326)               -              44                443
Minority interest in (loss)
  earnings of subsidiaries                        (8)             231               7                  -
                                     ----------------  ---------------  --------------  -----------------
Net earnings (loss)                       $    5,508       $    3,908      $   28,079        $    (2,908)
                                     ================  ===============  ==============  =================






                                          NON-
                                       GUARANTOR
                                      SUBSIDIARIES     CONSOLIDATED
                                     ---------------  ---------------
                                            ($ IN THOUSANDS)
                                               (UNAUDITED)
Net sales                                $   40,320      $ 1,774,451
Cost of sales                                35,606        1,559,254
                                     ---------------  ---------------
Gross profit                                  4,714          215,197
Selling, general and administration           3,726          181,208
Restructuring and impairment
  charges                                         -            5,418
                                     ---------------  ---------------
(Loss) earnings from operations                 988           28,571
Interest (income) expense, net                  130           (2,081)
Gain on sale of intangibles                       -           (4,184)
Equity in (earnings) loss of
  affiliated companies                            -             (839)
Minority interest in (loss)
  earnings of subsidiaries                      450              680
                                     ---------------  ---------------
Net earnings (loss)                        $    408       $   34,995
                                     ===============  ===============



                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                       LAND                                         WHOLLY
                                                     O'LAKES         WHOLLY         WHOLLY           OWNED
                                                     FARMLAND        OWNED           OWNED       SUBSIDIARIES
                                                       FEED       SUBSIDIARIES   PURINA MILLS,  OF PURINA MILLS,
                                                    LLC PARENT   OF LOL FF LLC    LLC PARENT      LLC PARENT
                                                   ------------- --------------- -------------- -----------------
                                                                                             ($ IN THOUSANDS)
                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                              $     5,508   $       3,908   $     28,079   $      (2,908)
   Adjustments to reconcile net earnings
     (loss) to cash provided (used) by
     operating activities:
     Depreciation and amortization                       11,676             710         21,234             189
     Bad debt expense                                     2,175               -              -               -
     Decrease (increase) in other assets                 30,080              (5)        (2,640)           (152)
     (Decrease) increase in other liabilities              (340)         (3,624)         1,058               -
     Restructuring and impairment charges                 5,418               -              -               -
     Equity in (earnings) loss of affiliated
       companies                                         (1,326)              -             44             443
     Minority interests                                      (8)            231              7               -
   Changes in current assets and liabilities,
     net of acquisitions and divestitures:
     Receivables                                        (28,455)         (4,346)         2,820            (433)
     Inventories                                         (3,594)          1,853             68             550
     Other current assets                                 1,558             539          1,426              (2)
     Accounts payable                                    36,684           5,588        (16,260)          1,933
     Accrued expenses                                     9,528             694         (6,892)            235
                                                   ------------- --------------- --------------- ----------------
   Net cash provided (used) by operating
     activities                                          68,904           5,548         28,944            (145)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
     equipment                                           (7,799)           (444)        (5,798)           (143)
   Proceeds from sale of investment                       1,592               -            452               -
   Proceeds from sale of property, plant
     and equipment                                        5,692               -              -               -
                                                   ------------- --------------- --------------- ----------------
   Net cash used by investing
     activities                                            (515)           (444)        (5,346)           (143)
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in short-term debt                (2,000)              -              -               -
   Proceeds from note payable to
     Land O'Lakes, Inc.                                 339,982               -              -               -
   Payments on note payable to
     Land O'Lakes, Inc.                                (402,025)         (1,610)       (32,212)              -
                                                   ------------- --------------- --------------- ----------------
   Net cash (used) provided by
     financing activities                               (64,043)         (1,610)       (32,212)              -
                                                   ------------- --------------- --------------- ----------------
   Net increase (decrease) in cash                        4,346           3,494         (8,614)           (288)
Cash and short-term investments at
  beginning of period                                   (19,774)          4,377         14,156             214
                                                   ------------- --------------- --------------- ----------------
Cash and short-term investments at
  end of period                                     $   (15,428) $        7,871   $      5,542   $         (74)
                                                   ============= =============== =============== ================





                                                          NON-
                                                       GUARANTOR
                                                     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                   --------------  ------------  ------------
                                                               ($ IN THOUSANDS)
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                               $      408     $        -   $    34,995
   Adjustments to reconcile net earnings
     (loss) to cash provided (used) by
     operating activities:
     Depreciation and amortization                          524              -        34,333
     Bad debt expense                                         -              -         2,175
     Decrease (increase) in other assets                    536        (43,702)      (15,883)
     (Decrease) increase in other liabilities               130              -        (2,776)
     Restructuring and impairment charges                     -              -         5,418
     Equity in (earnings) loss of affiliated
       companies                                              -              -          (839)
     Minority interests                                     450              -           680
   Changes in current assets and liabilities,
     net of acquisitions and divestitures:
     Receivables                                         (3,387)        41,616         7,815
     Inventories                                          1,998              -           875
     Other current assets                                    31              -         3,552
     Accounts payable                                      (629)       (49,169)      (21,853)
     Accrued expenses                                       354              -         3,919
                                                   --------------  ------------  ------------
   Net cash provided (used) by operating
     activities                                             415        (51,255)       52,411
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
     equipment                                             (114)             -       (14,298)
   Proceeds from sale of investment                           -              -         2,044
   Proceeds from sale of property, plant
     and equipment                                            -              -         5,692
                                                   --------------  ------------  ------------
   Net cash used by investing
     activities                                            (114)             -        (6,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in short-term debt                     -              -        (2,000)
   Proceeds from note payable to
     Land O'Lakes, Inc.                                       -              -       339,982
   Payments on note payable to
     Land O'Lakes, Inc.                                  (2,258)        51,255      (386,850)
                                                    -------------  ------------  ------------
   Net cash (used) provided by
     financing activities                                (2,258)        51,255       (48,868)
                                                    -------------  ------------  ------------
   Net increase (decrease) in cash                       (1,957)             -        (3,019)
Cash and short-term investments at
  beginning of period                                     4,046              -         3,019
                                                    -------------  ------------  ------------
Cash and short-term investments at
  end of period                                     $     2,089     $        -   $       -
                                                    =============  ============  ============




                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001



                                   LAND O'
                                    LAKES                                            WHOLLY OWNED
                                  FARMLAND         WHOLLY OWNED    WHOLLY OWNED    SUBSIDIARIES OF
                                  FEED LLC        SUBSIDIARIES OF  PURINA MILLS,  PURINA MILLS, LLC
                                   PARENT           LOL FF LLC      LLC PARENT          PARENT
                                   ------           ----------      ----------          ------
                                                            ($ IN THOUSANDS)
                                                               (UNAUDITED)
                                                                  ASSETS
Current assets:
  Cash and short-term
     investments ........        $ (19,774)        $   4,377        $  14,156        $     214
  Receivables, net ......          103,219            14,147            9,680           12,417
  Inventories ...........           46,219            15,534           43,393            2,402
  Prepaid expenses ......            2,883               887            2,423                -
                                 ---------         ---------        ---------        ---------
     Total current
       assets ...........          132,547            34,945           69,652           15,033
Investments .............          391,970               258           19,712           11,077
Property, plant and
  equipment, net ........           90,709             7,887          219,421            1,147
Goodwill, net ...........           13,262             3,656           86,872                -
Other intangibles, net ..            1,163                 -           99,169                -
Other assets ............           88,531             3,246                -                -
                                 ---------         ---------        ---------        ---------
     Total assets .......        $ 718,182         $  49,992        $ 494,826        $  27,257
                                 =========         =========        =========        =========

                                                    LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term
     obligations ........        $   4,509         $      23       $        -        $       -
  Notes payable-Land
     O'Lakes, Inc. ......           29,210                 -                -                -
  Accounts payable ......           78,451            12,211           24,136           14,009
  Accrued expenses ......           13,170             1,418           19,120             (108)
                                 ---------         ---------        ---------        ---------
     Total current
       liabilities ......          125,340            13,652           43,256           13,901
Notes payable-Land
    O'Lakes, Inc. .......           59,664             6,512           58,763                -
Employee benefits and
  other liabilities .....              755             2,644           32,980                -
Minority interests ......             (840)              910               28                -
Equities:
  Contributed capital ...          515,044            18,300          350,600           16,299
  Retained earnings
    (accumulated
    deficit).............           18,219             7,974            9,199           (2,943)
                                 ---------         ---------        ---------        ---------
     Total equities .....          533,263            26,274          359,799           13,356
                                 ---------         ---------        ---------        ---------
Total liabilities and
  equities ..............        $ 718,182         $  49,992        $ 494,826        $  27,257
                                 =========         =========        =========        =========

                                     NON-
                                   GUARANTOR
                                 SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                 ------------     ------------      ------------
                                                 ($ IN THOUSANDS)
                                                   (UNAUDITED)
                                                      ASSETS

Current assets:
  Cash and short-term
     investments ........         $   4,046         $      -         $   3,019
  Receivables, net ......             4,556          (24,956)          119,063
  Inventories ...........             6,011                -           113,559
  Prepaid expenses ......               279                -             6,472
                                  ---------        ---------         ---------
     Total current
       assets ...........            14,892          (24,956)          242,113
Investments .............             1,303         (392,824)           31,496
Property, plant and
  equipment, net ........             7,792                -           326,956
Goodwill, net ...........               959                -           104,749
Other intangibles, net ..               331                -           100,663
Other assets ............             1,232          (65,369)           27,640
                                  ---------        ---------         ---------
     Total assets .......         $  26,509        $(483,149)        $ 833,617
                                  =========        =========         =========

                                            LIABILITIES AND EQUITIES


Current liabilities:
  Notes and short-term
     obligations ........         $     468          $     -         $   5,000
  Notes payable-Land
     O'Lakes, Inc. ......                 -                -            29,210
  Accounts payable ......             5,670          (17,403)          117,074
  Accrued expenses ......             1,532                -            35,132
                                  ---------        ---------         ---------
     Total current
       liabilities ......             7,670          (17,403)          186,416
Notes payable-Land
    O'Lakes, Inc. .......             5,290          (70,565)           59,664
Employee benefits and
  other liabilities .....               277                -            36,656
Minority interests ......             2,821                -             2,919
Equities:
  Contributed capital ...             9,982         (395,181)          515,044
  Retained earnings
    (accumulated
    deficit).............               469                -            32,918
                                  ---------        ---------         ---------
     Total equities .....            10,451         (395,181)          547,962
                                  ---------        ---------         ---------
Total liabilities and
  equities ..............         $  26,509        $(483,149)        $ 833,617
                                  =========        =========         =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001


                                        LAND O'LAKES        WHOLLY OWNED            NON-
                                        FARMLAND FEED      SUBSIDIARIES OF       GUARANTOR
                                         LLC PARENT          LOL FF LLC         SUBSIDIARIES      CONSOLIDATED
                                      ------------------  ------------------  -----------------  ---------------
                                                                    ($ IN THOUSANDS)
                                                                       (UNAUDITED)
Net sales                                  $    343,150         $    42,092        $    21,537      $   406,779
Cost of sales                                   315,973              37,889             20,685          374,547
                                      ------------------  ------------------  -----------------  ---------------
Gross profit                                     27,177               4,203                852           32,232
Selling, general and administration              22,450               2,434                (39)          24,845
Restructuring and impairment
  (reversals)                                    (2,433)                  -                  -           (2,433)
                                      ------------------  ------------------  -----------------  ---------------
Earnings from operations                          7,160               1,769                891            9,820
Interest expense, net                             1,138                 227                113            1,478
Equity in earnings of
  affiliated companies                             (405)                  -                  -             (405)
Minority interest in (loss)
  earnings of subsidiaries                           (1)                100                409              508
                                      ------------------  ------------------  -----------------  ---------------
Net earnings                                $     6,428         $     1,442         $      369       $    8,239
                                      ==================  ==================  =================  ===============


                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001




                                        LAND O'LAKES       WHOLLY OWNED            NON-
                                       FARMLAND FEED      SUBSIDIARIES OF       GUARANTOR
                                         LLC PARENT         LOL FF LLC         SUBSIDIARIES      CONSOLIDATED
                                      -----------------  ------------------  -----------------  ---------------
                                                                ($ IN THOUSANDS)
                                                                    (UNAUDITED)
Net sales                                $   1,032,046        $    116,045        $    55,181      $ 1,203,272
Cost of sales                                  947,013             104,860             52,443        1,104,316
                                      -----------------  ------------------  -----------------  ---------------
Gross profit                                    85,033              11,185              2,738           98,956
Selling, general and administration             69,240               6,667              1,427           77,334
Restructuring and impairment
  (reversals)                                   (4,242)                  -                  -           (4,242)
                                      -----------------  ------------------  -----------------  ---------------
Earnings from operations                        20,035               4,518              1,311           25,864
Interest expense, net                            3,984                 589                359            4,932
Equity in earnings of
  affiliated companies                          (1,236)                  -                  -           (1,236)
Minority interest in earnings
  of subsidiaries                                    2                 247                472              721
                                      -----------------  ------------------  -----------------  ---------------
Net earnings                               $    17,285         $     3,682         $      480       $   21,447
                                      =================  ==================  =================  ===============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                       LAND O'LAKES    WHOLLY OWNED       NON-
                                                     FARMLAND FEED    SUBSIDIARIES OF  GUARANTOR
                                                       LLC PARENT      LOL FF LLC     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     ---------------  --------------  -------------  ------------   ------------
                                                                                    ($ IN THOUSANDS)
                                                                                       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                         $   17,285       $   3,682      $     480        $    -      $  21,447
    Adjustments to reconcile net earnings
      to cash provided (used) by operating
      activities:
      Depreciation and amortization                          11,369             669            669             -         12,707
      Bad debt expense                                          436               -              -             -            436
      (Increase) decrease in other assets                    (5,477)            329         (1,185)        6,031           (302)
      (Decrease) increase in other liabilities               (3,806)         (1,262)            82             -         (4,986)
      Restructuring and impairment reversals                 (4,242)              -              -             -         (4,242)
      Equity in earnings of affiliated
        companies                                            (1,236)              -              -             -         (1,236)
      Minority interests                                          2             247            472             -            721
    Changes in current assets and liabilities,
      net of acquisitions and divestitures:
      Receivables                                            14,950          (2,485)        (3,485)      (16,894)        (7,914)
      Inventories                                             8,788           2,489            476             -         11,753
      Other current assets                                    5,964            (407)            (3)            -          5,554
      Accounts payable                                      (17,569)         (2,853)           254         5,163        (15,005)
      Accrued expenses                                      (26,049)         (1,162)          (576)            -        (27,787)
                                                     ---------------  --------------  -------------   -----------   ------------
    Net cash provided (used) by operating
      activities                                                415            (753)        (2,816)       (5,700)        (8,854)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment              (12,949)         (1,381)          (152)            -        (14,482)
    Proceeds from sale of investment                          1,676               -              -             -          1,676
    Proceeds from sale of property, plant and
      equipment                                               3,374               -              -             -          3,374
                                                     ---------------  --------------  -------------   -----------   ------------
    Net cash used by investing
      activities                                             (7,899)         (1,381)          (152)            -         (9,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt                    1,659          (1,500)             1         1,500          1,660
    Proceeds from note payable to Land O'
      Lakes, Inc.                                           276,351               -              -         4,200        280,551
    Payments on note payable to Land O'
      Lakes, Inc.                                          (263,158)         (2,481)         1,714             -       (263,925)
                                                     ---------------  --------------  -------------   -----------   ------------
    Net cash provided (used) by financing
      activities                                             14,852          (3,981)         1,715         5,700         18,286
                                                     ---------------  --------------  -------------   -----------   ------------
    Net increase (decrease) in cash                           7,368          (6,115)        (1,253)            -              -
Cash and short-term investments at beginning of
  period                                                     (9,792)          7,397          2,395             -              -
                                                     ---------------  --------------  -------------   -----------   ------------
Cash and short-term investments at end of period         $   (2,424)      $   1,282      $   1,142        $    -      $       -
                                                     ===============  ==============  =============   ===========   ============

                       PURINA MILLS, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              2002              2001
                                                                           -----------      -----------
                                                                                ($ IN THOUSANDS)
                                                                                   (UNAUDITED)
                                                ASSETS
Current assets:
    Cash and short-term investments                                        $     5,468       $   14,370
    Receivables, net                                                            22,406           22,097
    Inventories                                                                 45,178           45,795
    Prepaid expenses                                                               999            2,423
                                                                           -----------      -----------
         Total current assets                                                   74,051           84,685
Investments                                                                     11,473           11,105
Property, plant and equipment, net                                             163,252          220,567
Goodwill, net                                                                  144,738           86,872
Other intangibles, net                                                          94,690           99,169
Receivable from Land O'Lakes Farmland Feed LLC                                       -           15,445
Other assets                                                                    20,924           19,684
                                                                           -----------      -----------
         Total assets                                                      $   509,128      $   537,527
                                                                           ===========      ===========


                                       LIABILITIES AND EQUITIES
Current liabilities:
    Accounts payable                                                       $    39,461      $    53,591
    Accrued expenses                                                            25,443           19,012
                                                                           -----------      -----------
         Total current liabilities                                              64,904           72,603
Notes payable - Land O'Lakes Farmland Feed LLC                                  11,376           58,763
Employee benefits and other liabilities                                         34,118           32,980
Minority interests                                                                  16               28
Equities:
    Contributed capital                                                        367,287          366,897
    Retained earnings                                                           31,427            6,256
                                                                           -----------      -----------
         Total equities                                                        398,714          373,153
                                                                           -----------      -----------
Commitments and contingencies
Total liabilities and equities                                             $   509,128      $   537,527
                                                                           ===========      ===========


          See accompanying notes to consolidated financial statements.

                       PURINA MILLS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                        -----------------------      ---------------------
                                                          2002          2001           2002        2001
                                                        ---------     ---------      --------    ---------
                                                                        ($ IN THOUSANDS)
                                                                          (UNAUDITED)
Net sales                                               $ 205,511     $ 198,464      $620,293    $ 611,819
Cost of sales                                             168,439       160,213       510,512      498,273
                                                        ---------     ---------      --------    ---------
Gross profit                                               37,072        38,251       109,781      113,546
Selling, general and administration                        27,448        31,546        85,002      105,974
                                                        ---------     ---------      --------    ---------
Earnings from operations                                    9,624         6,705        24,779        7,572
Interest (income) expense, net                               (322)        2,936          (886)       8,568
Equity in (earnings) loss of affiliated companies             (90)           44           487          549
Minority interest in (loss) earnings of subsidiaries          (62)          (10)            7           92
                                                        ---------     ---------      --------    ---------
Earnings (loss) before income taxes                        10,098         3,735        25,171       (1,637)
Income tax expense                                              -         2,430             -        2,253
                                                        ---------     ---------      --------    ---------
Net earnings (loss)                                     $  10,098     $   1,305      $ 25,171    $  (3,890)
                                                        =========     =========      ========    =========


          See accompanying notes to consolidated financial statements.

                       PURINA MILLS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                               -------------------
                                                                2002         2001
                                                                ----         ----
                                                               ($ IN THOUSANDS)
                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                       $ 25,171    $  (3,890)
    Adjustments to reconcile net earnings (loss) to
      cash provided by operating activities:
      Depreciation and amortization                             21,423       35,294
      Decrease in other assets                                  (2,792)      (2,069)
      Increase in other liabilities                              1,058        2,297
      Equity in loss of affiliated companies                       487          549
      Minority interests                                             7           92
      Other                                                          -        1,660
    Changes in current assets and liabilities, net of
      acquisitions and divestitures:
      Receivables                                                2,387        7,533
      Inventories                                                  618        3,310
      Other current assets                                       1,424         (344)
      Accounts payable                                         (14,327)     (21,514)
      Accrued expenses                                          (6,657)       3,247
                                                              --------    ---------
    Net cash provided by operating activities                   28,799       26,165
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                  (5,941)     (14,396)
    Payments for investments                                       (15)        (578)
    Proceeds from investments                                      467        1,152
    Proceeds from sale of property, plant and equipment              -          124
                                                              --------    ---------
    Net cash used by investing activities                       (5,489)     (13,698)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on note payable to Land O'Lakes
      Farmland Feed LLC                                        (31,942)           -
    Payments on term loan                                            -      (42,000)
    Other                                                         (270)         (23)
                                                              --------    ---------
    Net cash used by financing activities                      (32,212)     (42,023)
                                                              --------    ---------
    Net decrease in cash and short-term investments             (8,902)     (29,556)
Cash and short-term investments at beginning of period          14,370       37,664
                                                              --------    ---------
Cash and short-term investments at end of period              $  5,468    $   8,108
                                                              ========    =========
Supplementary Disclosure of Cash Flow Information:
    Cash paid during periods for:
      Interest, net of interest capitalized                   $      -    $   9,493
      Income taxes paid                                       $      -    $   2,979



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

2.   SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements reflect, in the opinion of the management of Purina Mills, LLC (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Additionally, certain reclassifications have been made to prior period consolidated statements to conform to the consolidated financial statement presentation as of and for the nine months ended September 30, 2002. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.


RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interests method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company adopted the provisions of SFAS 141 and certain provisions of SFAS 142 as of July 1, 2001, and the remaining provisions of SFAS 142 as of January 1, 2002. As required by SFAS 142, the Company performed step one of the impairment testing of goodwill by June 30, 2002. The fair value of goodwill exceeded the carrying amount, therefore the second step of impairment testing was not required and no impairment has been recognized in the current year of adoption. The Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of January 1, 2002, the Company is no longer amortizing goodwill, except for goodwill related to the acquisition of cooperatives and the formation of joint ventures.


                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                       ------------------      -----------------
                                                        2002        2001        2002        2001
                                                        ----        ----        ----        ----
Net earnings (loss)                                  $  10,098   $   1,305   $  25,171   $ (3,890)
Add back: Goodwill amortization, net of tax                  -           -           -          -
                                                     ---------   ---------   ---------   --------
Adjusted net earnings (loss)                         $  10,098   $   1,305   $  25,171   $ (3,890)
                                                     =========   =========   =========   =========

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

    A summary of intangible assets follows:

                                                                       AS OF SEPTEMBER 30, 2002
                                                                     --------------------------
                                                                       GROSS
                                                                      CARRYING      ACCUMULATED
                                                                       AMOUNT      AMORTIZATION
                                                                       -------     ------------
                           Amortized intangible assets
                            Patents ................................   $16,373          $(1,106)
                            Other ..................................     5,121           (2,661)
                                                                       -------          -------
                            Total ..................................   $21,494          $(3,767)
                                                                       =======          =======
                         Nonamortized intangible assets
                            Trademarks .............................   $76,963
                                                                       =======
                         Aggregate amortization expense:
                            For nine months ended September 30, 2002   $ 2,772
                         Estimated amortization expense:
                            For the three months ended December 31,
                         2002                                          $   622
                            For year ended December 31, 2003 .......     1,715
                            For year ended December 31, 2004 .......     1,715
                            For year ended December 31, 2005 .......     1,715
                            For year ended December 31, 2006 .......     1,599
                            For year ended December 31, 2007 .......     1,154


    The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:


Balance as of January 1, 2002.........................         $   86,872
Reallocation of purchase price........................             57,866
                                                               ----------
Balance as of September 30, 2002......................         $  144,738
                                                               ==========

    The reallocation of the purchase price was primarily the result of finalizing the appraisals during the third quarter ended September 30, 2002. The offsetting reduction to property, plant and equipment resulted in a $3.9 million adjustment to reduce depreciation expense, which was also recorded in the third quarter ended September 30, 2002.



4.  RECEIVABLES

    A summary of receivables is as follows:


                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              2002            2001
                                                                          -------------   ------------
                   Notes from sale of trade receivables (see Note 5) ....   $24,712         $16,937
                   Other ................................................     3,727          10,809
                                                                            -------         -------
                                                                             28,439          27,746
                   Less allowance for doubtful accounts .................     6,033           5,649
                                                                            -------         -------
                   Total receivables, net ...............................   $22,406         $22,097
                                                                            =======         =======


5.  RECEIVABLES PURCHASE FACILITY

    In December 2001, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, (SPE), was established to purchase certain receivables from Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC. CoBank has been granted an interest in the receivables owned by the SPE. The transfers of the receivables from Purina Mills, LLC to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in Purina Mills, LLC's consolidated balance sheet. However, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC retain the credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables. Accordingly, Purina Mills, LLC has retained reserves for estimated losses. Purina Mills, LLC expects no significant gains or losses from the sale of the receivables. The total accounts receivable sold during the three months and nine months ended September 30, 2002 were $229.0 million and $687.4 million, respectively.

6.  INVENTORIES

    A summary of inventories is as follows:

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2002            2001
                                                                -------------   ------------

                  Raw materials.........................         $    31,250    $    34,079
                  Finished goods........................              13,928         11,716
                                                                 -----------    -----------
                  Total inventories.....................         $    45,178    $    45,795
                                                                 ===========    ===========

7.  INVESTMENTS

    Purina Mills, LLC's investments are as follows:


                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              2002            2001
                                                                          -------------   ------------

                  Harmony Farms, LLC...........................           $     3,340    $     3,969
                  T-PM Holdings Company........................                 1,375          1,290
                  Northern Colorado Feed, LLC..................                   834          1,210
                  ESSV, LLC....................................                   893              -
                  Alliance Milk Products, LLC..................                     -            874
                  Eastern Block, Inc. .........................                   446            545
                  Y-Not, LLC...................................                   537            560
                  Eastgate Feed and Grain, LLC.................                   214            214
                  Eslabon Companies............................                   191            225
                  Other........................................                 3,643          2,218
                                                                          -----------      ---------
                  Total investments............................           $    11,473      $  11,105
                                                                          ===========      =========


8.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment is as follows:


                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                2002            2001
                                                                             -----------    -----------
                            Land and land improvements..................     $    11,430    $    11,041
                            Buildings and building equipment............          50,616         65,745
                            Machinery and equipment.....................         110,390        140,207
                            Construction in progress....................          16,031         10,138
                                                                             -----------    -----------
                                                                                 188,467        227,131
                            Less accumulated depreciation...............          25,215          6,564
                                                                             -----------    -----------
                            Total property, plant and equipment, net....     $   163,252    $   220,567
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

LAND O'LAKES

OVERVIEW

GENERAL

Segments

    We operate our business predominantly in the United States in five segments: dairy foods, animal feed, crop seed, swine and agronomy. We have limited international operations, certain of which have recently been sold or are in the process of being sold. Our dairy foods segment produces, markets and sells butter, spreads, cheese and other dairy products. We operate our animal feed segment principally through Land O'Lakes Farmland Feed LLC, our 92% owned joint venture with Farmland Industries, Inc. ("Farmland Industries"). Our animal feed segment develops, produces, markets and distributes animal feed to both commercial and lifestyle customers. The results of the animal feed business are consolidated in our financial statements and the minority interest is eliminated. As a result of the Purina Mills acquisition in October 2001, animal feed results for the nine months ended September 30, 2002 include Purina Mills swine marketing activities since Purina Mills historically reported results of its swine business together with its feed business. Our crop seed segment sells seed for a variety of crops, including alfalfa, corn, soybeans and forage and turf grasses. Our swine segment produces and markets both young feeder pigs and mature market hogs. Our agronomy segment distributes crop nutrient and crop protection products. Historically, our agronomy segment consisted primarily of the assets we contributed to Agriliance, LLC ("Agriliance"), our unconsolidated joint venture. Since the contribution of those assets to Agriliance at the end of July 2000, our investment has been accounted for on the equity method through our agronomy segment, along with the agronomy assets we retained. Our membership interest in CF Industries, Inc. ("CF Industries"), an interregional plant food manufacturing cooperative, is accounted for through this segment on a cost basis. We also derive a portion of revenues and income from other related businesses, which are insignificant to our overall results. We allocate corporate administration expense to all five of our business segments using two methodologies; direct usage for services for which we are able to track this usage, such as payroll and legal, and invested capital for all other expenses. A majority of these costs is allocated based on direct usage. We allocate these costs to segments whether or not they are solely composed of investments and joint ventures.

Unconsolidated Businesses

    We have investments in certain entities that are not consolidated in our financial statements. For the nine months ended September 30, 2002, income from our unconsolidated businesses amounted to $29.8 million, compared to income of $43.7 million for the nine months ended September 30, 2001. Our investment in unconsolidated businesses amounted to $579.2 million on September 30, 2002, and $568.1 million on December 31, 2001. Cash flow from our investment in unconsolidated businesses for the nine months ended September 30, 2002 was $4.4 million, compared to $2.1 million for the nine months ended September 30, 2001.

         Agriliance and CF Industries constitute the most significant of our investments in unconsolidated businesses, both of which are reflected in our agronomy results. Our investment in, and earnings from, Agriliance and CF Industries were as follows as of and for the nine months ended:

                                                          SEPTEMBER 30,
                                                         --------------
                                                         2002      2001
                                                         ----      ----
                                                         (IN MILLIONS)
                            AGRILIANCE:
                              Investment...........     $ 119.4   $  79.6
                              Equity in earnings ..        35.3      34.7
                            CF INDUSTRIES:
                              Investment...........     $ 249.5   $ 248.5

                              Patronage income.....        --         --

    We did not receive cash distributions from Agriliance or CF Industries during these periods.

    Land O'Lakes, Cenex Harvest States Cooperatives ("CHS") and Farmland Industries contributed substantially all of their agronomy marketing assets to Agriliance in July 2000. The agronomy marketing operations of Land O'Lakes, CHS and Farmland Industries were previously managed through various operating entities. Land O'Lakes has a 50 percent equity ownership in Agriliance. The other 50 percent ownership interest in Agriliance is owned by United Country Brands (jointly owned by CHS and Farmland Industries). Land O'Lakes provides certain support services to Agriliance at competitive market prices. Agriliance was billed $6.1 million and $5.8 million, respectively, for the nine months ended September 30, 2002 and 2001 for the support services. In addition, Land O'Lakes purchases insignificant amounts of product from Agriliance. The fiscal year of Agriliance ends on August 31. Unless otherwise indicated, references in this Form 10-Q to the annual or quarterly results of Agriliance are presented on a calendar year basis to conform to Land O'Lakes' presentation. Agriliance funds its operations from operating cash flows, an initial working capital contribution on formation and borrowings from unaffiliated third parties. Agriliance has entered into syndicated secured term and revolving credit arrangements in an aggregate amount of $407 million as of August 31, 2001. Since then, credit arrangements were renegotiated and as of September 30, 2002 amounted to $325 million. In addition, Agriliance has entered into a $200 million receivables securitization with CoBank. Neither Land O'Lakes nor any of the restricted subsidiaries guarantee these obligations. Land O'Lakes does not have an obligation to contribute additional capital to finance Agriliance's operations.

         CF Industries is an inter-regional cooperative involved in the manufacture of crop nutrients, in which we have a 38% ownership interest based on our product purchases. As a member, we are allowed to elect one board member out of a total of nine. Agriliance is one of CF Industries' most significant customers. CF Industries operates in a highly cyclical industry. The oversupply of nitrogen in the industry since 1998 has resulted in depressed prices and, consequently, depressed earnings. Studies are currently under way to determine strategic steps to address the negative earnings situation. Since CF Industries is a cooperative, we only receive earnings from our investment when the cooperative allocates and distributes patronage to us. No patronage was allocated and distributed to us in the last three years because CF Industries realized losses in those years. We anticipate that no patronage allocations will occur until these losses have been recouped. Our $249.5 million investment in CF Industries consists of approximately $150 million in noncash patronage income from prior periods (not distributed to us) and approximately $100 million that was acquired as part of our Countrymark acquisition in 1998 based on Countrymark's prior business with CF Industries. Prior to the contribution of our agronomy assets to Agriliance, our agronomy business earned patronage income on the business it conducted with CF Industries. Since July 29, 2000, Land O'Lakes has been entitled to receive patronage income for business that Agriliance transacts with CF Industries on behalf of our members, primarily fertilizer purchases. We believe that these sales are on terms comparable to those available to unaffiliated third parties.

    We have an investment in CoBank, an agricultural cooperative bank, which amounted to $22.0 million on September 30, 2002, and $21.5 million on December 31, 2001. This investment constitutes less than one percent of CoBank's total shareholder equity. We account for our investment in CoBank under the cost basis method of accounting. The investment consists of an initial nominal cash amount of $1,000 and equity additions based on a percentage (currently 11.5%) of our five-year average loan volume. Since CoBank operates as a cooperative, we receive patronage income from CoBank based on our annual loan volume with CoBank. This patronage income reduces our interest expense. We believe that these loan transactions are on terms comparable to those available to unaffiliated third parties.

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

    We use derivative commodity instruments, primarily futures contracts, in our operations to lock in our ingredient input prices, primarily for our product inputs such as milk, butter and soybean oil for dairy foods, soybean meal and corn for animal feed, and soybeans for crop seed. The degree of our hedging position varies from less than one percent for butter to nearly 100% for soybean oil. In addition, purchase agreements with various vendors are used to varying degrees to lock in input prices. This decreases our exposure to changes in commodity prices. We do not use derivative commodity instruments for speculative purposes. The futures contracts are not designated as hedges under Statement of Financial Accounting Standards "(SFAS)" No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, since the adoption of SFAS No. 133, effective January 1, 2001, the futures contracts are marked to market (either Chicago Mercantile Exchange or Chicago Board of Trade) on the last day of each month and unrealized gains and losses are recognized as an adjustment to cost of sales. Prior to 2001, we did not mark our derivative commodity instruments to market; instead, we recorded losses or gains only when realized.

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

however, there are three principal reasons for doing this: first, we need to sell a certain percentage of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which lowers our input cost of milk for the manufacture of dairy products; second, it reduces our need to purchase raw milk from sources other than members during periods of low milk production in the United States (typically August, September and October) and third, it ensures that our members have a market for the milk that they produce during periods of high milk production. In the nine months ended September 30, 2002, we sold 4,437.7 million pounds of milk, which resulted in $646.1 million of net sales or 30.0% of our dairy foods segment's net sales for that period, with cost of sales exceeding net sales by $1.3 million.

    Our animal feed segment, in addition to selling its own products, buys and sells or brokers for a fee soybean meal and other feed ingredients. We market these ingredients to our local member cooperatives and to other feed manufacturers, which use them to produce their own feed. Although this activity generates substantial revenues, it is a very low-margin business. We are generally able to obtain feed inputs at a lower cost as a result of our ingredient merchandising business because of lower per unit shipping costs associated with larger purchases and volume discounts. For the nine months ended September 30, 2002, ingredient merchandising generated net sales of $362.6 million, or 20.3% of total animal feed segment net sales, and a gross profit of $9.8 million, or 4.5% of total animal feed segment gross profit.

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

    Dairy Foods. Raw milk is the major commodity input for our dairy foods segment. For the nine months ended September 30, 2002, our raw milk input cost was $1,224.4 million, or 60.3% of the cost of sales for our dairy foods segment. Cream, butter and bulk cheese are also significant dairy foods commodity inputs. Cost of sales for these inputs was $151.0 million for cream, $63.5 million for butter and $253.1 million for bulk cheese for the nine months ended September 30, 2002. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

    The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products produced. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the nine months ended September 30, 2002, bulk cheese, which is generally sold the day made, represented $193.5 million, or 9.0% of our dairy foods segment's net sales. Other products, such as private label butter, which have significant net sales, are also generally sold shortly after they are made.

    We also maintain significant inventories of butter and cheese for sale to our retail and food service customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the nine months ended September 30, 2002, branded and private label retail, deli and foodservice net sales of cheese and butter represented $701.1 million, or 32.6% of our dairy foods segment's net sales.

    For the nine months ended September 30, 2001, commodity butter and cheese prices were increasing due to a short supply of milk. For the nine months ended September 30, 2002, we saw declines in pricing due to larger supplies and a slowing economy, with butter and cheese pricing slightly above government support prices. However, the net impact on operating results was somewhat mitigated due to the use of pricing practices, inventory policies and risk management.

       We maintain a sizable dairy manufacturing presence in the Upper Midwest. This region has seen significant declines in cow numbers. Since 1990, cow numbers declined 16% in Minnesota and 14% in Wisconsin. Over the same period, the Minnesota/Wisconsin share of nationwide dairy manufacturing volume has declined from 40% to 28%. This decline has put pressure on our Upper Midwest milk input costs and has resulted in significant losses for the nine months ended September 30, 2002. We have adjusted production at our Perham and Melrose, Minnesota, plants to increase efficiency at both plants and will continue to explore additional initiatives to improve our Upper Midwest dairy infrastructure in an effort to increase efficiencies and reduce costs. Based on the initiatives we have completed to date and those we expect to complete by year-end, we expect to incur approximately $6 million of restructuring related costs in 2002, of which $2.8 million has been incurred through September 30, 2002.

    Reduced margins on our mozzarella and whey products also have had a negative impact not only on our Upper Midwest operations but also on our Cheese & Protein International LLC ("CPI") operations. Demand for mozzarella and whey has softened which, together with slower than expected customer acceptance of CPI's mozzarella output and anticipated increases in mozzarella capacity in the industry, has placed downward pressure on the margins these products generate. We expect that the reduced margins will continue at least into 2003.

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

    As dairy production shifted from the Upper Midwest to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. Complete feed is manufactured feed which meets the complete nutritional requirements of animals, whereas a simple blend is a blending of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional needs. The shift to simple blends is driven by the difference in nutritional requirements in dairy cows as a result of less severe winters in the western United States. In addition to lower margins as a result of the change in our feed product mix, we have also experienced increased sales of lower-margin feed products due to the increase in vertical integration of swine and poultry producers.

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

    Under the farrow-to-finish program, we produce and sell market hogs. Historically, market hog price fluctuations have resulted in volatility in our net sales and earnings. In order to mitigate this risk, we have committed to sell substantially all of the market hogs we produce annually through 2005 to IBP, inc. under a packer agreement. Under this packer agreement, we are paid market prices for our hogs with a settlement based on the sales price of the pork products produced from those hogs. This approach mitigates some of the volatility under this program because market hog and pork product margins do not tend to move together. We sell the balance of our market hogs on the open market. We sell feeder pigs on the open market, as well, depending on sow farm performance and finishing space limitations. Through September 2002, we have sold approximately 20% of the feeder pigs we produced in the farrow-to-finish program on the open market.

    Under the cost-plus program, we provide minimum hog price guarantees to producers in exchange for swine feed sales and profit participation. We are in the process of phasing out our existing cost-plus contracts and will not be entering into new ones under the current structure. The majority of the cost-plus contracts will expire in late 2003 and early 2004, and the last cost-plus contracts will expire in early 2005. The program incurred pretax losses of $3.1 million for the nine months ended September 30, 2002 and no earnings or losses for the nine months ended September 30, 2001.

    Historically, Purina Mills reported results of its swine business together with its feed business. Accordingly, the portion of our swine business which we acquired from Purina Mills in October 2001 is reported within our feed segment in the nine months ended September 30, 2002. For the nine months ended September 30, 2002, the Purina Mills swine business generated a loss of $2.5 million compared to earnings of $0.5 million for the nine months ended September 30, 2001, primarily due to a decline in hog market prices.

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

           YEAR     NAME                                     TRANSACTION                       TOTAL ASSETS

           2001     Purina Mills........................     Acquisition for cash of           $540.5 million
                                                             stock of commercial and
                                                             lifestyle feed company
                                                             (October 2001)

           2000     Madison Dairy Produce Co............     Acquisition for cash of           $59.3 million
                                                             private label butter
                                                             company (January 2000)

                    Fluid dairy assets..................     Divestiture for cash of           $112.2 million
                                                             fluid dairy assets (July
                                                             2000)

                    Land O'Lakes Farmland Feed..........     Joint venture with                $91.7 million
                                                             Farmland Industries               (our
                                                             involving transfer                contribution)
                                                             of existing Land O'Lakes
                                                             animal feed business
                                                             (October 2000)

                    Agriliance..........................     Joint venture with                $79.5 million
                                                             United Country Brands             (our
                                                             involving transfer                contribution)
                                                             of certain Land O'Lakes
                                                             agronomy assets (July
                                                             2000)

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


    In June 1999, certain of the northern and southern retail agronomy assets of Terra Industries were acquired by Agro Distribution, our unconsolidated joint venture with CHS Cooperatives, which was subsequently contributed to Agriliance. The objective of this acquisition was to sell each retail agronomy location to one or more of our local cooperative members. Nearly all of the northern locations have been sold. We were unable to sell most of the southern locations and decided in the fall of 2001 to continue to operate these southern retail agronomy assets. Operation of these locations resulted in significant losses for the nine months ended September 30, 2001. These losses were recorded through our investment in Agriliance as equity in earnings or loss from affiliated companies. Agro Distribution's losses on operation of these locations aggregated $22.4 million for the nine months ended September 30, 2001, with Land O'Lakes recording 50% of these losses in equity in loss of affiliated companies.

    In October 2001, we acquired Purina Mills, Inc. The total purchase price of the Purina Mills acquisition was $358.6 million. The acquisition added $86.9 million of goodwill and $98.9 million of other intangible assets to our balance sheet. This acquisition resulted in a substantial increase in our leverage (long-term debt, including Capital Securities, to capital) from 43.5% at December 31, 2000 to 53.9% at September 30, 2002 and increased interest costs by approximately $40 million annually. Given the nature of products sold by Purina Mills and its distribution network, the Purina Mills business has a higher gross margin rate and a higher rate of selling, general and administration expense as a percent of sales than the Land O'Lakes Farmland Feed business. By the end of 2002, we expect to have implemented programs that would enable us to generate recurring annual cost savings of approximately $50 million as a result of the acquisition, relative to costs that would have been incurred separately. In 2002, we expect to generate approximately $25 million in savings, which are expected to be partially offset by plant closing, severance, employee relocation and information technology integration costs of approximately $20 million.

RESULTS OF OPERATIONS

                                                  Three Months Ended
                                                    September 30,
                                      ------------------------------------------
                                             2002                  2001
                                      -----------------     --------------------
                                                   % of                     % of
                                      $ Amount    Total     $ Amount       Total
                                      --------    -----     --------       -----
                                               (Dollars in millions)
  Net sales
  Dairy foods.....                    $  710.5     52.1     $  954.1        67.5
  Animal feed.....                       596.4     43.7        413.0        29.2
  Crop seed.......                        32.1      2.4         14.8         1.0
  Swine...........                        20.9      1.5         29.1         2.1
  Other...........                         3.4      0.3          3.5         0.2
                                      --------     ----     --------        ----
     Total net sales                  $1,363.3              $1,414.5
                                      ========              ========

                                                     % of                   % of
                                                      Net                   Net
                                      $ Amount       Sales  $ Amount       Sales
                                      --------       -----  --------       -----
  Cost of sales
  Dairy foods.....................    $  671.7        94.5  $  904.5        94.8
  Animal feed.....................       523.9        87.8     379.1        91.8
  Crop seed.......................        28.3        88.2      10.6        71.6
  Swine...........................        24.8       118.7      22.9        78.7
  Other...........................         2.0        58.8       1.9        54.3
                                      --------        ----  --------        ----
      Total cost of sales.........     1,250.7        91.7   1,319.0        93.2
  Selling, general and
    administration expense
  Dairy foods.....................        42.6         6.0      44.6         4.7
  Animal feed.....................        62.1        10.4      28.2         6.8
  Crop seed.......................        11.5        35.8      13.0        87.8
  Swine...........................         1.6         7.7       1.7         5.8
  Agronomy........................         3.7          --       3.9          --
  Other...........................         2.0        58.8       2.7        77.1
                                      --------        ----  --------        ----
      Total selling, general and
        administration
        expense...................       123.5         9.1      94.1         6.7
  Restructuring and impairment
    charges (reversals)...........         0.9         0.1      (2.4)        0.2
                                      --------        ----  --------        ----
  (Loss) earnings from operations        (11.8)        0.9       3.8         0.3
  Interest expense, net...........        18.1         1.3      12.2         0.9
  Gain on legal settlement........        (4.1)        0.3        --          --
  Gain on divestiture of

    businesses...................         (3.7)        0.3        --          --
  Equity in loss (earnings) of
    affiliated companies.........          4.5         0.3      (6.4)        0.5
  Minority interest in (loss)
    earnings of
    subsidiaries.................         (1.4)        0.1       2.0         0.1
                                      --------   ---------  --------    --------
  Loss before
    income taxes.................        (25.2)        1.8      (4.0)        0.3
  Income tax (benefit) expense           (13.2)        1.0       0.4         0.0
                                      --------   ---------  --------    --------
  Net loss.......................     $  (12.0)        0.9  $   (4.4)        0.3
                                      =========  =========  =========   ========



                                                  Nine Months Ended
                                                    September 30,
                                      ---------------------------------------
                                             2002                  2001
                                      -----------------     -----------------
                                                   % of                  % of
                                      $ Amount    Total     $ Amount    Total
                                      --------    -----     --------    -----
                                              (Dollars in millions)
  Net sales
  Dairy foods.....                    $2,151.9     50.1     $2,540.5     61.0
  Animal feed.....                     1,786.4     41.5      1,223.0     29.4
  Crop seed.......                       285.0      6.6        306.2      7.4
  Swine...........                        66.6      1.5         82.8      2.0
  Other...........                         9.6      0.3         10.2      0.2
                                      --------     ----     --------     ----
     Total net sales                  $4,299.5              $4,162.7
                                      ========              ========


                                                  % of                   % of
                                                   Net                   Net
                                      $ Amount    Sales     $ Amount    Sales
                                      --------   ---------  --------    --------
  Cost of sales
  Dairy foods...............          $2,029.7        94.3  $2,378.8        93.6
  Animal feed...............           1,569.5        87.9   1,119.5        91.5
  Crop seed.................             242.0        84.9     258.5        84.4
  Swine.....................              68.4       102.7      71.6        86.5
  Other.....................               5.7        59.4       6.4        62.7
                                      --------   ---------  --------    --------
      Total cost of sales...           3,915.3        91.1   3,834.8        92.1
  Selling, general and
    administration expense
  Dairy foods...............             127.3         5.9     130.0         5.1
  Animal feed...............             188.1        10.5      83.4         6.8
  Crop seed.................              34.6        12.1      35.7        11.7
  Swine.....................               4.8         7.2       5.5         6.6
  Agronomy..................              13.2          --      13.4          --
  Other.....................               6.9        71.9       6.7        65.7
                                      --------   ---------  --------    --------
      Total selling, general and
        administration
        expense.............             374.9         8.7     274.7         6.6
  Restructuring and impairment
    charges (reversals).....               8.2         0.2      (4.2)        0.1
                                      --------   ---------  --------    --------
  Earnings from operations..               1.1         0.0      57.4         1.4
  Interest expense, net.....              53.0         1.2      36.5         0.9
  Gain on legal settlement..             (36.8)        0.9        --          --
  Gain on sale of intangibles             (4.2)        0.1        --          --
  Gain on divestiture of
    Businesses..............              (4.9)        0.1      (0.2)        0.0
  Equity in earnings of
    affiliated companies....             (29.8)        0.7     (43.7)        1.0
  Minority interest in (loss)
    earnings of
    subsidiaries............              (1.5)        0.0       5.7         0.1
                                      --------   ---------  --------    --------
  Earnings before
    income taxes ...........              25.3         0.6      59.1         1.4
  Income tax (benefit) expense           (10.0)        0.2       6.3         0.2
                                      --------   ---------  --------    --------
  Net earnings .............          $   35.3         0.8  $   52.8         1.3
                                      ========   =========  ========    ========

THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

    Net sales for the three months ended September 30, 2002 decreased $51.2 million, or 3.6%, to $1,363.3 million, compared to net sales of $1,414.5 million for the three months ended September 30, 2001. The decrease was primarily attributed to declines in dairy foods sales, partially offset by the acquisition of Purina Mills in October 2001, which contributed $205.5 million in sales in the third quarter.

    Dairy Foods. Net sales for the three months ended September 30, 2002 decreased $243.6 million, or 25.5%, to $710.5 million, compared to net sales of $954.1 million for the three months ended September 30, 2001. During the three months ended September 30, 2002, average commodity prices for butter decreased $1.04 per pound, while average commodity prices for cheese decreased $0.56 per pound compared to the same period in 2001. The impact of these commodity price changes decreased net sales of butter by $81.7 million and cheese by $48.4 million. The prices retailers set for branded butter did not follow trends in the commodity butter markets. Retail prices for branded butter have declined overall; however, high retail prices earlier in the year caused consumers to shift to substitute products or to reduce consumption which resulted in continued sales volume declines. Retail branded butter volumes for the three months ended September 30, 2002 decreased 1.5 million pounds with a corresponding net sales decrease of $3.9 million compared with the same period in 2001. Cheese, private label butter and nonfat dry milk powder sales in the Western region decreased $12.0 million, $11.3 million and $5.3 million, respectively. The decline in powder sales was due to changes in production schedules at our dairy plants, which resulted in reduced powder byproduct availability, while the decline in cheese and butter sales was due to a combination of decreased market prices and volume declines. Bulk cheese sales decrease $18.7 million due to market declines and restructuring that shifted $14.3 million to a joint venture which is reported on the equity method and is no longer consolidated. Cheese & Protein International LLC, a cheese and whey joint venture, began production in May 2002 and added sales of $3.1 million. Sales for the three months ended September 30, 2002 under our wholesale milk marketing program decreased $57.1 million, or 21.2%, to $212.9 million, compared to $270.0 million for the three months ended September 30, 2001. This decrease was primarily due to a decrease in the market price of milk. Changes in other product categories accounted for a sales decrease of $8.3 million.

     Animal Feed. Net sales for the three months ended September 30, 2002 increased $183.4 million, or 44.4%, to $596.4 million, compared to net sales of $413.0 million for the three months ended September 30, 2001. The acquisition of Purina Mills contributed $205.5 million in incremental sales. This increase was partially offset by declines in Land O'Lakes Farmland Feed branded sales. Sales of Land O'Lakes Farmland Feed branded beef feeds decreased $1.6 million, primarily due to the economic effect of drought conditions in the central United States and excess food proteins in the U.S. market. Swine feed sales of our Land O'Lakes Farmland Feed branded products decreased $6.0 million as a result of decreased volumes and depressed market prices for hog producers caused, in part, by excess food proteins in the U.S. market. Sales in our International division decreased $4.4 million from $6.3 million for the three months ended September 30, 2001 to $1.9 million for the three months ended September 30, 2002 as we exited our Mexico and Poland operations. Sales of bulk phosphates decreased $5.2 million due to the sale of this business to a third party in the first quarter of 2002. Sales of animal health products decreased $3.8 million as a result of a realigned marketing arrangement with a large vendor whereby the vendor sells product directly to our customers in exchange for a margin-based fee. On the other hand, sales increased $2.8 million in our Land O'Lakes Farmland Feed branded lifestyle product lines, reflecting a delayed start to the beginning of the aquaculture feeding season. Sales in our dairy feeds area increased $1.8 million, driven by strong sales of simple blends in our Western feed division as a result of dairy farming growth in the western United States. Changes in other feed categories amounted to a decrease of $2.8 million. Finally, sales from ingredient merchandising decreased $2.9 million, or 2.3%, from $127.5 million for the three months ended September 30, 2001 to $124.6 million for the three months ended September 30, 2002.

    Crop Seed. Net sales for the three months ended September 30, 2002 increased $17.3 million, or 116.9%, to $32.1 million, compared to net sales of $14.8 million for the three months ended September 30, 2001. The third quarter is the end of the crop year, with low sales volumes, marketing program adjustments and seed product returns. Corn sales increased $12.0 million due to lower than expected product returns. Alfalfa sales increased $2.4 million due to volume increases as a result of marketing program adjustments. Volume increases and marketing program adjustments in other seed categories resulted in a sales increase of $2.9 million.

    Swine. Net sales for the three months ended September 30, 2002 decreased $8.2 million, or 28.2%, to $20.9 million, compared to $29.1 million for the three months ended September 30, 2001. The number of market hogs sold decreased by 16,268 and the average weight per market hog sold decreased 4.7 pounds, with a corresponding sales decrease of $2.5 million. Reduced consumer demand, caused, in part, by a protein glut in the U.S. markets, decreased the average market price for the three months ended September 30, 2002 to $34.67 per hundredweight versus an average market price of $51.84 for the three months ended September 30, 2001. The decrease in average market hog prices of $17.17 per hundredweight decreased sales by $5.5 million. We signed a packer agreement with IBP, inc. effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. For the three months ended September 30, 2002, this agreement increased our sales by $1.3 million compared to the three months ended September 30, 2001. The number of feeder pigs sold under contract increased by 7,589, with a corresponding sales increase of $0.3 million. The average price per feeder pig sold under contract decreased $3.20 from $49.60 for the three months ended September 30, 2001 to $46.40 for the three months ended September 30, 2002, which decreased sales by $0.5 million. This decrease was due primarily to the fact that some contracts are based on futures markets. The average price per feeder pig sold on the open market decreased $25.47, from $46.49 for the three months ended September 30, 2001 to $21.02 for the three months ended September 30, 2002, which decreased sales by $1.3 million.

COST OF SALES

    Cost of sales for the three months ended September 30, 2002 decreased $68.3 million, or 5.2%, to $1,250.7 million, compared to cost of sales of $1,319.0 million for the three months ended September 30, 2001. Cost of sales as a percent of net sales decreased 1.5 percentage points to 91.7% for 2002, compared to 93.2% for the prior year. The acquisition of Purina Mills added significantly to our cost of sales, resulting in an increase of $168.4 million. This increase was partially offset by lower cost of sales in dairy foods. For the three months ended September 30, 2002, patronage income from other cooperatives that was directly attributable to product purchases amounted to $0.5 million, compared to $0.9 million for the three months ended September 30, 2001. Our cost of sales was reduced by these amounts.

    Dairy Foods. Cost of sales for the three months ended September 30, 2002 decreased $232.8 million, or 25.7%, to $671.7 million, compared to cost of sales of $904.5 million for the three months ended September 30, 2001. During the three months ended September 30, 2002, average commodity butter prices decreased $1.04 per pound, while average commodity cheese prices decreased $0.56 per pound compared to the same period in 2001. The impact of these commodity price changes decreased cost of sales of butter by $81.7 million and cheese by $48.4 million. Cost of sales for cheese, private label butter and nonfat dry milk powder in the Western region decreased $11.5 million, $8.7 million and $6.8 million, respectively. The decline in powder cost of sales was due to changes in production schedules at our dairy plants, which resulted in reduced powder byproducts availability, while the decline in cheese and butter cost of sales was due to a combination of decreased market prices and volume declines. Bulk cheese cost of sales decreased $15.8 million due to market declines and restructuring that shifted $13.5 million to a joint venture which is reported on the equity method and is no longer consolidated. Lower milk input costs in the Upper Midwest resulted in decreased cost of sales of $5.0 million. Cost of sales for the three months ended September 30, 2002 under our wholesale milk marketing program decreased $57.7 million, or 21.7%, to $208.7 million, compared to $266.4 million for the three months ended September 30, 2001. This decrease was due primarily to the lower market price of milk. Cost of sales included a $11.7 million loss from the start-up of our cheese and whey plant in Tulare, California, that we operate as a joint venture with Mitsui of Japan. Finally, cost of sales for exports, foodservice cheese and other products decreased $8.9 million over the prior-year period. Cost of sales as a percent of net sales decreased 0.3 percentage points from 94.8% for the three months ended September 30, 2001 to 94.5% for the three months ended September 30, 2002.

    Animal Feed. Cost of sales for the three months ended September 30, 2002 increased $144.8 million, or 38.2%, to $523.9 million compared to $379.1 million for the three months ended September 30, 2001. The acquisition of Purina Mills added $168.4 million in cost of sales for the three months ended September 30, 2002. This increase was partially offset by a decrease in Land O'Lakes Farmland Feed branded product lines. Land O'Lakes Farmland Feed branded swine cost of sales decreased by $5.0 million. Cost of sales of bulk phosphates decreased $4.7 million as we sold this business during the first quarter of 2002. Cost of sales of animal heath products decreased $3.5 million driven by a realigned marketing arrangement whereby we no longer record cost of sales dollars, but rather a margin-based fee. Cost of sales in our International division decreased $3.2 million from $4.7 million in the third quarter of 2001 to $1.5 million in the third quarter of 2002 primarily due to the exit of our Mexico and Poland operations in 2002. Land O'Lakes Farmland Feed branded beef feeds cost of sales decreased $0.7 million, due to slower sales as a result of weak economic conditions caused by drought in the central United States and depressed market prices due to excess protein sources in the marketplace. Cost reductions from the integration efforts related to Purina Mills reduced our cost of sales by $1.7 million. Land O'Lakes Farmland Feed branded lifestyle cost of sales increased $2.3 million as a result of the beginning of the aquaculture feeding season. Cost of sales in our dairy feed area increased $0.9 million, primarily as a result of strong sales in our Western region. Patronage income, which is recorded as a reduction of cost of sales, decreased $0.4 million from earnings of $0.5 million in the third quarter of 2001 to earnings of $0.1 million in the third quarter of 2002. An unrealized hedging loss in the third quarter of 2002 related to corn and soybean meal futures contracts increased cost of sales by $1.6 million, compared to a loss of $0.1 million in the third quarter of 2001. Cost of sales decreased $2.9 million as a result of the decrease in ingredient merchandising sales. Cost of sales as a percent of net sales decreased 4.0 percentage points, from 91.8% in the third quarter of 2001 to 87.8% in the same period of 2002. The decrease was due primarily to certain Purina Mills products, which carry a comparatively higher margin than our traditional product lines. IOIC as a percent of cost of sales increased to 25.6% in the third quarter of 2002 from 16.2% in the same period of 2001 due to the change in product mix.

    Crop Seed. Cost of sales for the three months ended September 30, 2002 increased $17.7 million, or 167.0%, to $28.3 million, compared to cost of sales of $10.6 million for the three months ended September 30, 2001. The third quarter is the end of the crop year, with low sales volumes, marketing program adjustments and seed product returns. Cost of sales for corn increased $8.7 million due to lower than expected product returns. Cost of sales for soybeans and alfalfa increased $4.3 million and $4.0 million, respectively, due to crop year-end inventory disposals. Volume increases and marketing program adjustments in other seed categories resulted in a cost of sales increase of $2.0 million. An unrealized hedging gain of $0.3 million for the three months ended September 30, 2002 was related to soybean futures contracts, compared to an unrealized hedging loss of $1.0 million for the three months ended September 30, 2001, which reduced cost of sales by $1.3 million. Cost of sales as a percent of net sales increased 16.6 percentage points, from 71.6% for the three months ended September 30, 2001 to 88.2% for the three months ended September 30, 2002.

    Swine. Cost of sales for the three months ended September 30, 2002 increased $1.9 million, or 8.3%, to $24.8 million, compared to $22.9 million for the three months ended September 30, 2001. Reduced unit sales decreased cost of sales by $1.7 million. In our cost-plus program, the decreased market price fell below the program's floor price to independent producers, which increased cost of sales by $1.9 million. An unrealized hedging loss increased cost of sales by $0.1 million for the three months ended September 30, 2002, compared to an unrealized hedging gain of $1.6 million for the three months ended September 30, 2001, resulting in a net increase in cost of sales of $1.7 million. Cost of sales as a percent of net sales increased 40.0 percentage points from 78.7% to 118.7% of sales, primarily due to the decrease in hog market prices which lowered swine net sales.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense for the three months ended September 30, 2002 increased $29.4 million, or 31.2%, to $123.5 million, compared to selling, general and administration expense of $94.1 million for the three months ended September 30, 2001. Selling, general and administration expense as a percent of net sales increased 2.4 percentage points from 6.7% for the three months ended September 30, 2001 to 9.1% for the three months ended September 30, 2002. The acquisition of Purina Mills in October 2001 contributed $27.4 million to the increase.

    Dairy Foods. Selling, general and administration expense for the three months ended September 30, 2002 decreased $2.0 million, or 4.5%, to $42.6 million, compared to $44.6 million for the three months ended September 30, 2001. This decrease was primarily due to a reduction in advertising and promotion spending of $1.8 million and goodwill amortization of $0.7 million, partially offset by an increase in administration expense. Selling, general and administration expense as a percent of net sales increased 1.3 percentage points from 4.7% for the three months ended September 30, 2001 to 6.0% for the three months ended September 30, 2002 due to lower sales volumes.

    Animal Feed. Selling, general and administration expense for the three months ended September 30, 2002 increased $33.9 million, or 120.2%, to $62.1 million, compared to $28.2 million for the three months ended September 30, 2001. The majority of this increase was related to the acquisition of Purina Mills, which contributed $27.4 million in increased selling, general and administration expense. In addition, we incurred one-time integration costs of $5.0 million related to the Purina Mills acquisition, including $2.1 million in information systems integration costs and $1.3 million in relocation expense. Selling, general and administration expense as a percent of net sales increased
3.6 percentage points from 6.8% for the three months ended September 30, 2001 to 10.4% for the three months ended September 30, 2002.

    Crop Seed. Selling, general and administration expense for the three months ended September 30, 2002 decreased $1.5 million, or 11.5%, to $11.5 million, compared to $13.0 million for the three months ended September 30, 2001. Cost reduction efforts and decreased information systems spending are the primary reasons for the decrease. Selling, general and administration expense as a percent of net sales decreased 52.0 percentage points, from 87.8% for the three months ended September 30, 2001 to 35.8% for the three months ended September 30, 2002.

    Swine. Selling, general and administration expense for the three months ended September 30, 2002 decreased $0.1 million, or 5.9%, to $1.6 million, compared to $1.7 million for the three months ended September 30, 2001 due mostly to reduced staffing. Selling, general and administration expense as a percent of net sales increased 1.9 percentage points, from 5.8% for the three months ended September 30, 2001 to 7.7% for the three months ended September 30, 2002.

    Agronomy. Selling, general and administration expense for the three months ended September 30, 2002 decreased $0.2 million, or 5.1%, to $3.7 million, compared to $3.9 million for the three months ended September 30, 2001.

RESTRUCTURING AND IMPAIRMENT CHARGES

    For the three months ended September 30, 2002, Land O'Lakes recorded restructuring and impairment charges of $0.9 million, compared to a reversal of a prior-year charge of $2.4 million for the three months ended September 30, 2001. Animal feed recorded a $0.9 million restructuring and impairment charge, of which $0.7 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $0.2 million was related to employee severance and outplacement costs for employees at various locations. The 2001 reversal of $2.4 million was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

     We anticipate restructuring and impairment charges of approximately $7 million in 2002 related to the integration of Purina Mills into Land O'Lakes Farmland Feed. In addition, we anticipate restructuring charges of approximately $9 million in 2002 related to the consolidation of dairy operations in the Upper Midwest and California.

INTEREST EXPENSE

    Interest expense for the three months ended September 30, 2002 was $18.1 million, compared to $12.2 million for the three months ended September 30, 2001. The $5.9 million, or 48.4%, increase primarily resulted from increased borrowing to finance the Purina Mills acquisition. Average debt balances increased by $226.1 million over the three months ended September 30, 2001. CoBank patronage reduced interest expense by $0.1 million for the three months ended September 30, 2002, compared to $0.2 million for the three months ended September 30, 2001. Combined interest rates for borrowings, excluding CoBank patronage, averaged 7.11% for the three months ended September 30, 2002, compared to 6.04% for the three months ended September 30, 2001.

GAIN ON LEGAL SETTLEMENT

    In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, the Company was a party to this action as a member of the class. In February 2000, however the Company decided to pursue its claims against the defendant outside the class action. As of November 14, 2002, the Company has received settlement proceeds of approximately $50 million from several of the defendants. These settlements were reached with defendants who represent less than half of the Company's total vitamin product purchases in dispute. The Company is currently pursuing similar claims against the remaining defendants. With respect to the pending claims, the factual discovery phase has ended and the original January 2003 trial date has been re-scheduled to March 2003.

GAIN ON DIVESTITURE OF BUSINESSES

    For the three months ended September 30, 2002, we recorded a gain of $3.7 million on divestiture of a crop seed business, compared to no divestitures for the three months ended September 30, 2001.

EQUITY IN LOSS OR EARNINGS OF AFFILIATED COMPANIES

    For the three months ended September 30, 2002, equity in the loss of affiliated companies was $4.5 million, compared to earnings of $6.4 million for the three months ended September 30, 2001. Results for the three months ended September 30, 2002 included a loss from Agriliance of $3.8 million, a loss from MoArk of $2.6 million and a loss from our Melrose Dairy Proteins LLC joint venture of $1.0 million, partially offset by earnings from our Advanced Food Products joint venture of $1.5 million and other affiliated companies. Results for the three months ended September 30, 2001 included earnings from Agriliance of $3.4 million, a loss from MoArk of $2.4 million and earnings from other affiliated companies of $5.4 million.

MINORITY INTEREST IN LOSS OR EARNINGS OF SUBSIDIARIES

    For the three months ended September 30, 2002, we recorded minority interest in loss of subsidiaries of $1.4 million, compared to earnings of $2.0 million for the three months ended September 30, 2001. Minority interest in earnings of animal feed related subsidiaries was more than offset by minority interest in the loss of dairy foods and other consolidated subsidiaries.

INCOME TAXES

    We recorded an income tax benefit of $13.2 million for the three months ended September 30, 2002, compared to income tax expense of $0.4 million for the three months ended September 30, 2001. The income tax benefit resulted from non-member losses in MoArk, an affiliated company, and our swine business, which more than offset the tax expense related to the gain on legal settlement.

NET EARNINGS

    The reported net loss increased $7.6 million to a net loss of $12.0 million for the three months ended September 30, 2002, compared to a net loss of $4.4 million for the three months ended September 30, 2001. Lower dairy foods sales, higher selling, general and administration expense and higher interest expense contributed to the increase in net loss.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

    Net sales for the nine months ended September 30, 2002 increased $136.8 million, or 3.3%, to $4,299.5 million, compared to net sales of $4,162.7 million for the nine months ended September 30, 2001. Excluding the effects of the formation of the Advanced Food Products joint venture in March 2001, net sales increased $150.5 million, or 3.6%, from $4,149.0 million for the nine months ended September 30, 2001 to $4,299.5 million for the nine months ended September 30, 2002. The increase was primarily attributed to the acquisition of Purina Mills in October 2001 which contributed $620.3 million in incremental sales, partially offset by declines in dairy foods sales, the impact of early shipments of crop seed products in the fourth quarter of 2001 that historically occurred in the first quarter of each year, and lower swine sales.

    Dairy Foods. Net sales for the nine months ended September 30, 2002 decreased $388.6 million, or 15.3%, to $2,151.9 million, compared to net sales of $2,540.5 million for the nine months ended September 30, 2001. Excluding the effects of the Advanced Food Products joint venture, net sales for the nine months ended September 30, 2002 decreased $374.9 million, or 14.8%, from the nine months ended September 30, 2001. For the nine months ended September 30, 2002, average commodity prices for butter decreased $0.63 per pound, while average commodity prices for cheese decreased $0.28 per pound compared to the same period in 2001. The impact of these market price changes decreased net sales of butter by $139.7 million and decreased net sales of cheese by $66.8 million. The prices retailers set for branded butter did not follow trends in the commodity butter markets. Retail prices for branded butter have declined somewhat; however, high retail prices earlier in the year caused consumers to shift to substitute products or to reduce consumption which resulted in continued sales volume declines. Retail branded butter and spreads volumes decreased 7.9 million pounds and 6.1 million pounds, respectively, representing a decrease in net sales of $18.9 million and $4.6 million, respectively, from the same period last year. Bulk cheese sales decreased $44.9 million for the period ended September 30, 2002 compared to the prior year period due to market declines and restructuring that shifted $39.9 million to a joint venture which is reported on the equity method and is no longer consolidated. Nonfat dry milk powder, private label butter and cheese sales in the Western Region decreased $32.7 million, $25.9 million and $13.1 million, respectively. The decline in powder sales was due to changes in production schedules at our dairy plants, which resulted in reduced powder byproduct availability, while the decline in butter and cheese sales was due to a combination of decreased market prices and volume declines. Cheese & Protein International LLC, a cheese and whey joint venture, began production in May 2002 and added sales of $6.8 million. Sales for the nine months ended September 30, 2002 under our wholesale milk marketing program decreased $47.8 million, or 6.9%, to $646.1 million, compared to $693.9 million for the nine months ended September 30, 2001. Volume changes in exports, deli cheese, foodservice cheese and other product categories accounted for the remaining sales increase of $12.7 million.

    Animal Feed. Net sales for the nine months ended September 30, 2002 increased $563.4 million, or 46.1%, to $1,786.4 million, compared to net sales of $1,223.0 million for the nine months ended September 30, 2001. The acquisition of Purina Mills contributed $620.3 million in incremental sales. This increase was partially offset by declines in Land O'Lakes Farmland Feed branded sales. Sales of animal health products decreased $14.0 million as a result of a realigned marketing arrangement with a large vendor whereby the vendor sells product directly to our customers in exchange for a margin-based fee. Sales of bulk phosphates decreased $13.5 million due to the sale of this business to a third party. Sales in our Land O'Lakes Farmland Feed branded swine products decreased $13.0 million as a result of decreased volumes and depressed market prices for hog producers caused, in part, by excess food proteins in the U.S. market. Sales of Land O'Lakes Farmland Feed branded beef feeds decreased $8.4 million, primarily due to the effect of warmer than average winter weather and excess food proteins in the U.S. market. International sales decreased by $7.8 million from $19.7 million for the nine months ended September 30, 2001 to $11.9 million for the same period in 2002 as a result of our exit of operations in Mexico and Poland earlier in the year. Sales also decreased $2.5 million in our Land O'Lakes Farmland Feed branded lifestyle product lines, reflecting a delayed start to the aquaculture feeding season and slower sales in our pet food area earlier in the year as we launched a new product line. Sales in our dairy feeds area increased $6.1 million, driven by strong sales of simple blends in our Western region. We also experienced an increase of $3.5 million in sales of our animal milk products as a result of strong volumes. Changes in other feed categories amounted to a decrease of $3.4 million. Finally, sales from ingredient merchandising decreased $3.9 million from $366.5 million for the nine months ended September 30, 2001 to $362.6 million for the nine months ended September 30, 2002.

    Crop Seed. Net sales for the nine months ended September 30, 2002 decreased $21.2 million, or 6.9%, to $285.0 million, compared to net sales of $306.2 million for the nine months ended September 30, 2001. We shipped $42.0 million in sales in the fourth quarter of 2001 that historically would have occurred during the first quarter of 2002. These $42.0 million of shipments included $28.5 million for soybeans and $11.0 million for corn. An early fall harvest and mild winter allowed us to ship product early in the season, and third-party suppliers also provided incentives to customers to take seed product early. We expect a similar trend in the fourth quarter of 2002. The discontinuance of a partnered soybean brand contributed to decreased volumes and a sales decrease of $12.5 million or 11.7%. Strong volume growth resulted in increased sales of corn of $29.4 million, or 41.9%, due to early placement of product in the retail channels because of the mild winter season, while sales of alfalfa decreased by $5.1 million, or 13.2%, due to the continued glut in the alfalfa market. A change in billing for technology fees collected on behalf of one of our third-party suppliers added $10.8 million to sales and cost of sales. Weak turf markets decreased turf sales by $2.7 million or 8.9%. Increases in other seed categories accounted for the remaining increase of $0.9 million.

    Swine. Net sales for the nine months ended September 30, 2002 decreased $16.2 million, or 19.6%, to $66.6 million, compared to $82.8 million for the nine months ended September 30, 2001. Reduced consumer demand, caused, in part, by a protein glut in the U.S. market, decreased the average market price for the nine months ended September 30, 2002 to $37.15 per hundredweight versus an average market price of $49.41 for the nine months ended September 30, 2001. The decrease in average market hog prices of $12.26 per hundredweight decreased sales by $10.3 million. The number of market hogs sold decreased by 49,059, with a corresponding sales decrease of $6.6 million, and the total number of feeder pigs sold decreased by 7,807 with a corresponding sales decrease of $0.5 million, resulting in a total decrease in sales of $7.1 million. The average price per feeder pig sold on the open market decreased $20.94, from $49.83 for the nine months ended September 30, 2001 to $28.89 for the nine months ended September 30, 2002, which decreased sales by $2.6 million. The decrease in feeder pig sales price was due mainly to lower hog markets, since producers utilize hog market futures prices to determine how much they can profitably pay for feeder pigs which they raise into market hogs. We signed a packer agreement with IBP, inc., effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. For the nine months ended September 30, 2002, this agreement increased our sales by $4.3 million, compared to the nine months ended September 30, 2001. The average price per feeder pig sold under contract decreased $1.07 from $48.11 for the nine months ended September 30, 2001 to $47.04 for the nine months ended September 30, 2002, which decreased sales by $0.5 million. This decrease was due primarily to the fact that some contracts are based on futures markets.

COST OF SALES

    Cost of sales for the nine months ended September 30, 2002 increased $80.5 million, or 2.1%, to $3,915.3 million, compared to cost of sales of $3,834.8 million for the nine months ended September 30, 2001. Cost of sales as a percent of net sales decreased 1.0 percentage points to 91.1% for 2002, compared to 92.1% for the prior year. The formation of the Advanced Food Products joint venture impacted our reported results because we no longer consolidate its results in our financial statements. Adjusting for the effects of this transaction, cost of sales increased $93.0 million, or 2.4%, to $3,915.3 million for the nine months ended September 30, 2002, compared to cost of sales of $3,822.3 million for the nine months ended September 30, 2001. Cost of sales as a percentage of net sales adjusted for the effects of this transaction decreased
1.0 percentage points from 92.1% for the nine months ended September 30, 2001 to 91.1% for the nine months ended September 30, 2002. The acquisition of Purina Mills added significantly to our cost of sales, resulting in an increase of $510.5 million. This increase was partially offset by lower cost of sales in dairy foods, crop seed and swine. For the nine months ended September 30, 2002, patronage income from other cooperatives that was directly attributable to product purchases amounted to $3.8 million, compared to $2.9 million for the nine months ended September 30, 2001. Our cost of sales was reduced by these amounts.

Dairy Foods. Cost of sales for the nine months ended September 30, 2002 decreased $349.1 million, or 14.7%, to $2,029.7 million, compared to cost of sales of $2,378.8 million for the nine months ended September 30, 2001. Excluding the effects of the formation of the Advanced Food Products joint venture, cost of sales decreased $336.6 million to $2,029.7 million for the nine months ended September 30, 2002, compared to $2,366.3 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, average butter market prices decreased $0.63 per pound, while average cheese market prices decreased $0.28 per pound compared to the same period in 2001. The impact of these market price changes decreased cost of sales of butter by $139.7 million and decreased cost of sales of cheese by $66.8 million. Increased sales of foodservice cheese resulted in a cost of sales increase of $18.4 million. Cost of sales for nonfat dry milk powder, private label butter and cheese in the Western region decreased $35.3 million, $22.8 million, and $13.5 million, respectively. The decline in powder cost of sales was due to changes in production schedules at our dairy plants, which resulted in reduced powder byproduct availability, while the decline in cheese and butter cost of sales was due to a combination of decreased market prices and volume declines. Bulk cheese cost of sales decreased $41.3 million due to market declines and restructuring that shifted $38.5 million to a joint venture which is reported on the equity method and is no longer consolidated. Higher milk input costs in the Upper Midwest resulted in increased cost of sales of $3.1 million. Cow numbers and milk production have declined in both Minnesota and Wisconsin, resulting in competitive pressures for milk. Cost of sales for the nine months ended September 30, 2002 under our wholesale milk marketing program decreased $43.7 million, or 6.3%, to $647.4 million, compared to $691.1 million for the nine months ended September 30, 2001. Cost of sales included $23.4 million from the start-up of our cheese and whey plant in Tulare, California, that we operate as a joint venture with Mitsui of Japan. Finally, cost of sales for other products increased $18.4 million over the prior-year period. Cost of sales as a percent of net sales increased 0.7 percentage points from 93.6% for the nine months ended September 30, 2001 to 94.3% for the nine months ended September 30, 2002, primarily due to lower sales volumes and decreased commodity prices for butter and cheese.

    Animal Feed. Cost of sales for the nine months ended September 30, 2002 increased $450.0 million, or 40.2%, to $1,569.5 million compared to $1,119.5 million for the nine months ended September 30, 2001. The acquisition of Purina Mills added $510.5 million in cost of sales for the nine months ended September 30, 2002. This increase was slightly offset by a decrease in Land O'Lakes Farmland Feed branded product lines. Land O'Lakes Farmland Feed branded beef feeds cost of sales decreased $4.9 million, due to slower sales as a result of warm winter weather. Cost of sales of animal health products decreased $13.6 million driven by a realigned marketing arrangement whereby we no longer record cost of sales dollars, but rather a margin-based fee. Land O'Lakes Farmland Feed branded lifestyle cost of sales declined $4.3 million as result of improved risk management in our aquaculture area and slower sales in our pet food area as we launched a new product line earlier in the year. Cost of sales of bulk phosphates decreased $12.1 million as we sold this business during the first quarter of 2002. Land O'Lakes Farmland Feed branded swine feed cost of sales decreased by $7.7 million due to decreased volumes caused, in part, by a protein glut in the United States. Cost of sales in our dairy feed area increased $7.4 million, primarily as a result of strong sales in our Western region. Cost of sales for animal health products increased $0.9 million primarily due to increased volumes. Cost of sales in our International division decreased $6.3 million from $16.2 million in the first nine months of 2001 to $9.9 million in the first nine months of 2002 primarily due to the exit of our Mexico and Poland operations earlier in the year. Cost reductions from the integration efforts related to Purina Mills reduced our cost of sales by $5.0 million. Patronage income, which is recorded as a reduction of cost of sales, decreased $2.1 million. An unrealized hedging gain in the first nine months of 2002 related to corn and soybean meal futures contracts decreased cost of sales by $2.3 million, compared to an increase from an unrealized hedging loss of $1.3 million in the first nine months of 2001. Finally, cost of sales decreased $3.7 million as a result of the decline in ingredient merchandising sales. Cost of sales as a percent of net sales decreased 3.6 percentage points, from 91.5% for the nine months ended September 30, 2001 to 87.9% for the nine months ended September 30, 2002. The decrease was due primarily to higher margins on certain Purina Mills products, which carry a comparatively higher margin than our traditional product lines, stronger margins in our aquaculture area and strong sales in our Animal Milk Products area. IOIC as a percent of cost of sales increased to 25.7% in the first half of 2002 from 17.5% in the same period of 2001 due to the change in product mix and the change in unrealized hedging gains and losses as noted above.

    Crop Seed. Cost of sales for the nine months ended September 30, 2002 decreased $16.5 million, or 6.4%, to $242.0 million, compared to cost of sales of $258.5 million for the nine months ended September 30, 2001. Volume declines due to early shipment of $42.0 million of product in the fourth quarter of 2001 that historically would have occurred in the first quarter of 2002 accounted for $36.1 million of cost of sales and included $24.5 million for soybeans, $9.5 million for corn and $2.1 million for alfalfa. We expect a similar trend in the fourth quarter of 2002. Incremental sales growth of corn of $29.4 million and, consequently, an increase in cost of sales of $24.7 million partially offset the impact of this loss of volume. In addition, a change in billing for technology fees collected on behalf of one of our third-party suppliers increased sales and cost of sales by $10.8 million. The discontinuance of a partnered soybean brand resulted in decreased cost of sales of $13.5 million. An unrealized hedging gain of $2.3 million for the nine months ended September 30, 2002 related to soybean futures contracts, compared to an unrealized hedging loss of $1.1 million for the nine months ended September 30, 2001, reduced cost of sales by $3.4 million. Cost of sales as a percent of net sales increased 0.5 percentage points, from 84.4% for the nine months ended September 30, 2001 to 84.9% for the nine months ended September 30, 2002, due to the change in product mix.

    Swine. Cost of sales for the nine months ended September 30, 2002 decreased $3.2 million, or 4.5%, to $68.4 million, compared to $71.6 million for the nine months ended September 30, 2001. Reduced unit sales decreased cost of sales by $5.3 million and slightly lower cost of production decreased cost of sales by $0.2 million. Cost of sales in our cost plus program increased by $3.2 million. An unrealized hedging gain decreased cost of sales by $0.6 million for the nine months ended September 30, 2002, compared to an unrealized hedging loss of $0.3 million for the nine months ended September 30, 2001, resulting in a net decrease in cost of sales of $0.9 million. Cost of sales as a percent of net sales increased 16.2 percentage points from 86.5% to 102.7% of sales, primarily as a result of lower hog market prices which decreased swine sales for the nine months ended September 30, 2002.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense for the nine months ended September 30, 2002 increased $100.2 million, or 36.5%, to $374.9 million, compared to selling, general and administration expense of $274.7 million for the nine months ended September 30, 2001. Selling, general and administration expense as a percent of net sales increased 2.1 percentage points from 6.6% for the nine months ended September 30, 2001 to 8.7% for the nine months ended September 30, 2002. The acquisition of Purina Mills in October 2001 contributed $85.0 million to the increase.

    Dairy Foods. Selling, general and administration expense for the nine months ended September 30, 2002 decreased $2.7 million, or 2.1%, to $127.3 million, compared to $130.0 million for the nine months ended September 30, 2001. Increased research and development spending and selling expenses were offset by a reduction in advertising and promotion expenses. Selling, general and administration expense as a percent of net sales increased 0.8 percentage points from 5.1% for the nine months ended September 30, 2001 to 5.9% for the nine months ended September 30, 2002.

    Animal Feed. Selling, general and administration expense for the nine months ended September 30, 2002 increased $104.7 million, or 125.5%, to $188.1 million, compared to $83.4 million for the nine months ended September 30, 2001. The majority of this increase was related to the acquisition of Purina Mills, which added $85.0 million in increased selling, general and administration expense. We also incurred one-time integration costs of $15.0 million, including $5.2 million in information systems integration costs, and $2.2 million in relocation expense, and an additional $1.7 million of bad debt expense. Selling, general and administration expense as a percent of net sales increased 3.7 percentage points from 6.8% for the nine months ended September 30, 2001 to 10.5% for the nine months ended September 30, 2002.

    Crop Seed. Selling, general and administration expense for the nine months ended September 30, 2002 decreased $1.1 million, or 3.1%, to $34.6 million, compared to $35.7 million for the nine months ended September 30, 2001. The decrease was primarily due to a decline in information technology expenditures. Selling, general and administration expense as a percent of net sales increased
0.4 percentage points, from 11.7% for the nine months ended September 30, 2001 to 12.1% for the nine months ended September 30, 2002.

    Swine. Selling, general and administration expense for the nine months ended September 30, 2002 decreased $0.7 million, or 12.7%, to $4.8 million, compared to $5.5 million for the nine months ended September 30, 2001 due to reduced staffing and support. Selling, general and administration expense as a percent of net sales increased from 6.6% for the nine months ended September 30, 2001 to 7.2% for the nine months ended September 30, 2002.

    Agronomy. Selling, general and administration expense for the nine months ended September 30, 2002 decreased $0.2 million, or 1.5%, to $13.2 million, compared to $13.4 million for the nine months ended September 30, 2001. Selling, general and administration expense for the nine months ended September 30, 2002 included $0.2 million in losses recorded for Eastern agronomy assets held for sale, compared to losses of $2.7 million recorded for the nine months ended September 30, 2001. The decrease in losses was due to the fact that most of the Eastern agronomy assets have been sold. In June 2002, we also recorded a $2.1 million charge for environmental liabilities related to pre-Agriliance operations.

RESTRUCTURING AND IMPAIRMENT CHARGES

    For the nine months ended September 30, 2002, Land O'Lakes recorded restructuring and impairment charges of $8.2 million, compared to a reversal of a prior-year charge of $4.2 million for the nine months ended September 30, 2001. Animal feed recorded a $5.4 million restructuring and impairment charge, of which $2.4 million was related to the write-down of certain impaired plant assets to their estimated fair value, and $3.0 million was related to employee severance and outplacement costs for 136 employees at the Ft. Dodge, IA office facility and other feed plant facilities. Dairy foods recorded a $2.8 million charge, which consisted of $1.5 million for employee severance and outplacement for 82 employees and $1.3 million for impairment related to the Faribault, MN dairy plant closure. The 2001 reversal of $4.2 million was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

         We anticipate restructuring and impairment charges of approximately $7 million in 2002 related to the integration of Purina Mills into Land O'Lakes Farmland Feed. In addition, we anticipate restructuring charges of approximately $9 million in 2002 related to the consolidation of dairy operations in the Upper Midwest and California.

INTEREST EXPENSE

    Interest expense for the nine months ended September 30, 2002 was $53.0 million, compared to $36.5 million for the nine months ended September 30, 2001. The $16.5 million, or 45.2%, increase primarily resulted from increased borrowing to finance the Purina Mills acquisition. Average debt balances increased by $226.1 million over the nine months ended September 30, 2001. CoBank patronage reduced interest expense by $0.8 million for the nine months ended September 30, 2002, compared to $1.0 million for the nine months ended September 30, 2001. Combined interest rates for borrowings, excluding CoBank patronage, averaged 7.02% for the nine months ended September 30, 2002, compared to 6.45% for the nine months ended September 30, 2001.

GAIN ON LEGAL SETTLEMENT

         In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, the Company was a party to this action as a member of the class. In February 2000, however the Company decided to pursue its claims against the defendant outside the class action. As of November 14, 2002, the Company has received settlement proceeds of approximately $50 million from several of the defendants. These settlements were reached with defendants who represent less than half of the Company's total vitamin product purchases in dispute. The Company is currently pursuing similar claims against the remaining defendants. With respect to the pending claims, the factual discovery phase has ended and the original January 2003 trial date has been re-scheduled to March 2003.

GAIN ON SALE OF INTANGIBLE

    For the nine months ended September 30, 2002, we recorded a gain of $4.2 million on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.

GAIN ON DIVESTITURE OF BUSINESSES

    For the nine months ended September 30, 2002, we recorded a gain of $3.7 million on the divestiture of a seed business and a gain of $1.2 million on the divestiture of our dairy foods Poland business, resulting in a total gain of $4.9 million. For the nine months ended September 30, 2001, we recorded a gain of $0.2 million on the divestiture of a feed business.

EQUITY IN EARNINGS OF AFFILIATED COMPANIES

    For the nine months ended September 30, 2002, equity in earnings of affiliated companies was $29.8 million, compared to earnings of $43.7 million for the nine months ended September 30, 2001. Results for the nine months ended September 30, 2002 included earnings from Agriliance of $35.3 million, earning from Advanced Food Products of $3.5 million, a loss from MoArk of $7.8 million and a loss from Melrose Dairy Proteins of $3.5 million. The loss in MoArk was driven by low market prices due to an oversupply of eggs, and we expect significant improvements in market prices for the fourth quarter of 2002, as result of declining chick hatch and anticipated changes in response to new animal welfare guidelines. Results for the nine months ended September 30, 2001 primarily reflected earnings from Agriliance of $34.7 million, earnings from Gold Kist of $2.0 million, a loss from MoArk of $1.7 million and earnings from other affiliated companies.

MINORITY INTEREST IN LOSS OR EARNINGS OF SUBSIDIARIES

    For the nine months ended September 30, 2002, we recorded minority interest in loss of subsidiaries of $1.5 million, compared to earnings of $5.7 million for the nine months ended September 30, 2001. Minority interest in earnings of animal feed related subsidiaries was $3.5 million, offset by minority interest in the loss of dairy foods related subsidiaries. Results for the nine months ended September 30, 2001 included minority interest in earnings of animal feed related subsidiaries of $6.5 million, slightly offset by minority interest in loss of other consolidated subsidiaries.

INCOME TAXES

    We recorded an income tax benefit of $10.0 million for the nine months ended September 30, 2002, compared to an income tax expense of $6.3 million for the nine months ended September 30, 2001. The income tax benefit resulted from non-member losses in MoArk, an affiliated company, and our swine business, which more than offset the tax expense related to the gain on legal settlement.

NET EARNINGS

    Net earnings decreased $17.5 million to net earnings of $35.3 million for the nine months ended September 30, 2002, compared to net earnings of $52.8 million for the nine months ended September 30, 2001. Improved margins in animal feed due to the addition of Purina Mills lifestyle feed products, in addition to a gain on legal settlement, were more than offset by higher selling, general and administration expense, and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    We rely on cash from operations, borrowings under our bank facilities and bank term debt and other institutionally placed funded debt as the main sources for financing working capital requirements, additions to property, plant and equipment and to complete acquisitions and joint ventures. Other sources of funding consist of leasing arrangements, a receivables securitization and the sale of non-strategic assets. Total long-term debt was $1,071.3 million, including $190.7 million in Capital Securities, as of September 30, 2002, and $1,147.5 million, including $190.7 million in Capital Securities, as of December 31, 2001.

    Net cash used by operating activities was $9.3 million for the nine months ended September 30, 2002 and net cash provided was $9.9 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, net cash used by operating activities was $19.2 million more than for the nine months ended September 30, 2001. Excluding the cash proceeds from the legal settlement, net cash used by operating activities for the nine months ended September 30, 2002, would have been $36.8 million greater, resulting in cash used by operating activities of $46.1 million.

    Net cash flows used by investing activities was $13.6 million for the nine months ended September 30, 2002 and $73.9 million for the nine months ended September 30, 2001. The change was primarily due to a decrease in acquisition and investment spending subsequent to the Purina Mills acquisition in October 2001 and to sales of selected assets.

         Net cash flows (used) provided by financing activities was ($69.4) million for the nine months ended September 30, 2002 and $68.9 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, we made payments of $81.8 million on existing long-term debt and payments of $37.0 million for redemption of member equities. At the same time, we increased short-term debt by $42.4 million to cover seasonal working capital needs. For the nine months ended September 30, 2001, we borrowed $132.5 million in short-term debt and made payments of $45.8 million for redemption of member equities.

         Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Following the Purina Mills acquisition, we have significantly increased our leverage. As of September 30, 2002 we had $1,071.3 million outstanding in long-term debt, including $190.7 million of Capital Securities, and $89.7 million outstanding in short-term debt. In addition, as of September 30, 2002, $215.7 million was available under a $250 million revolving credit facility for working capital and general corporate purposes, after giving effect to $8.5 million in borrowings on the credit line and $25.8 million of outstanding letters of credit, which reduce availability. Total equity as of September 30, 2002 was $858.8 million.

    The principal term loans consist of a $325.0 million syndicated Term Loan A Facility with a remaining balance of $291.2 million and a final maturity of five years, (expiration October 10, 2006), and a syndicated Term Loan B Facility with a remaining balance of $233.8 million and a final maturity of seven years, (expiration October 10, 2008). Our $250.0 million revolving credit facility terminates on June 28, 2004.

    Borrowings under the term loans and the revolving credit facility bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins are dependent upon Land O'Lakes credit ratings.

    In October, Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P") lowered their respective ratings of our secured and unsecured debt as follows:

        FACILITY (MATURITY)                      MOODY'S              S&P
        $250 million senior secured (2004)      Ba2 to B1          BBB- to BB
        $291 million senior secured (2006)      Ba2 to B1          BBB- to BB
        $234 million senior secured (2008)      Ba2 to B1          BBB- to BB
        $350 8.75% senior unsecured (2011)      Ba3 to B2           BB to B+
        $191 million 7.45% Trust preferred      Ba3 to B3           B+ to B-

    These rating downgrades increase, by one-quarter of one percent (.25%) the interest that we pay on our $291 million senior secured facility and the amount drawn on our $250 million 364-Day Credit Agreement, which was approximately $8 million as of September 30, 2002. The increase in interest rates affecting these two facilities will increase our interest cost by approximately $0.7 million per year. Finally, Moody's outlook for our company is stable while S&P's outlook is negative.

    The Term Loan A Facility is prepayable at any time without penalty. The Term Loan B Facility is prepayable with a penalty of 3% through October 10, 2002, 2% from October 11, 2002 through October 10, 2003, 1% from October 11, 2003 through October 10, 2004 and no penalty thereafter. The term loans are subject to mandatory prepayments, subject to certain limited exceptions, in an amount equal to (1) 50% of excess cash flow of Land O'Lakes and the restricted subsidiaries,
(2) 100% of the net cash proceeds of asset sales and dispositions of property of Land O'Lakes and the restricted subsidiaries, to the extent not reinvested, (3) 100% of any casualty or condemnation receipts by Land O'Lakes and the restricted subsidiaries, to the extent not used to repair or replace assets, (4) 100% of joint venture dividends or distributions received by Land O'Lakes or the restricted subsidiaries, to the extent that they relate to the sale of property, casualty or condemnation receipts, or the issuance of any equity interest in the joint venture, (5) 100% of net cash proceeds from the sale of inventory or accounts receivable in a securitization transaction to the extent cumulative proceeds from such transactions exceed $100.0 million and (6) 100% of net cash proceeds from the issuance of unsecured senior or subordinated indebtedness issued by Land O'Lakes. In February 2002, we made a $33.8 million prepayment on Term Loan A Facility and a $16.2 million prepayment on Term Loan B Facility, of which 75% was mandatory and 25% was optional.

    The amortization schedules for the Term Loan A and Term Loan B Facilities are provided below.

                                                    TERM LOAN A   TERM LOAN B
                2002 (paid 2/22/02)...........     $ 33,782,609  $ 16,217,391
                2003..........................       54,337,200     2,116,744
                2004..........................       71,064,057     2,822,325
                2005..........................       94,752,077     2,822,325
                2006..........................       71,064,057     2,822,325
                2007..........................               --     2,822,325
                2008..........................               --   220,376,564
                                                   ------------  ------------
                     Total....................     $325,000,000  $250,000,000
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

    In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of these securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028 and correspond to the payment terms of the junior subordinated debentures which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of September 30, 2002, the outstanding balance of Capital Securities was $190.7 million.

    The credit agreements relating to the term loans and revolving credit facility and the indenture relating to the 8 3/4% senior notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreements relating to the term loans and revolving credit facility require us to maintain an interest coverage ratio of at least 2.50 to 1. Our ratio was 3.83 to 1 as of December 31, 2001 and 3.60 to 1 as of September 30, 2002. We are also required to maintain a leverage ratio of no greater than 4.75 to 1. The actual leverage ratio as of December 31, 2001 was 3.77 to 1 and 3.84 to 1 as of September 30, 2002. The required leverage ratio steps down to 4.25 to 1 as of October 11, 2002 and 3.75 to 1 as of October 11, 2003 and remains constant thereafter.

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

    As of November 14, 2002, our defined pension plan assets had a lower market value than the plan's estimated liabilities. While we are not required to make any immediate cash contributions to the plan, we expect to make a voluntary contribution of approximately $30 million, net of any tax benefits, on or before December 31, 2002. We may also be required to take a non-cash other comprehensive income charge to equity of approximately $90 million during this calendar year. The non-cash charge to equity will not affect our calculation of earnings before interest, taxes, depreciation and amortization for purposes of the covenants under our credit agreements and senior note indenture.


OFF-BALANCE SHEET ARRANGEMENTS

    In order to reduce overall financing costs, Land O'Lakes entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, Land O'Lakes, Land O'Lakes Farmland Feed LLC and Purina Mills, LLC sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Farmland Feed LLC. This subsidiary is a qualifying special purpose entity (QSPE) under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes Farmland Feed LLC or Land O'Lakes. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables multiplied by the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, we have retained reserves for estimated losses. As of September 30, 2002, $35.0 million was drawn under this securitization.

         In addition, we lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $21.7 million for the nine months ended September 30, 2002, and $21.2 million for the nine months ended September 30, 2001. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases. We are also contingently liable for a $114 million synthetic lease entered into by Cheese & Protein International, LLC, ("CPI"), a consolidated joint venture 70% owned by Land O'Lakes, for the construction of a cheese and whey plant. The construction of the plant has been financed by a special purpose entity. The special purpose entity is not consolidated in Land O'Lakes financial statements and we have accounted for this arrangement as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," as amended. The base term of the lease commenced on April 30, 2002 and expires on the fifth anniversary, unless we request, and the lessor approves, one or more one-year base term extensions, which could extend the base term by no more than five additional years. The interest rate on the lease is LIBOR-based and actual lease payments will vary with short-term interest rate fluctuations. Future minimum lease payments under this lease are included in the table below. Lease expense since the start-up of the plant in May 2002 was $5.4 million; this expense is in addition to the rental expense of $21.7 million noted above. At the conclusion of the lease term, CPI is obligated to pay the remaining lease balance. In the event CPI defaults on its obligations under the lease, Land O'Lakes could elect one of the following options: (i) assume the lease obligations of CPI, (ii) purchase the leased assets, (iii) fully cash collateralize the lease or (iv) nominate a replacement lessee to be approved by the lessor.

    Cheese & Protein International, LLC, our 70%-owned consolidated joint venture has experienced higher than anticipated losses during its start-up phase. The higher than expected losses are attributable to lower than expected demand for mozzarella, slower than expected customer acceptance of CPI's products, an unanticipated decrease in the prices of mozzarella and whey, and higher than anticipated operating costs. In the event that these factors continue to impact CPI's operations, CPI's management believes that it will be unable to meet its fixed charge coverage ratio covenant at year end, which would constitute an event of default under its synthetic lease. CPI's management has initiated discussion with the participants to the synthetic lease for an appropriate amendment with respect to said covenant. If CPI's management does not successfully obtain the amendment they will work to arrange a replacement financing for the facility. In the event that either an amendment or a replacement financing cannot be arranged, the Company, as

Support Provider to the lease, would be required to take action as more specifically detailed in the Risk Factor, "If Cheese & Protein International, LLC defaults on its synthetic lease, the Company may be required to assume CPI's obligation under the lease."

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    At September 30, 2002, we had certain contractual obligations, which required us to make payments as follows:

                PAYMENTS DUE BY PERIOD (AS OF SEPTEMBER 30, 2002)

                    CONTRACTUAL CASH OBLIGATIONS        TOTAL    1 YEAR    2-3 YEARS   4-5 YEARS   AFTER 5 YEARS
                    ----------------------------    ----------  --------   ---------   ---------   -------------
                                                                          (IN THOUSANDS)
                    Revolving Credit
                      Facility(1)...............    $    8,500  $  8,500   $      --   $      --    $      --
                    Long-Term Debt(2)...........     1,118,203    46,919     174,023     108,535      788,726
                    Operating Leases(3).........       225,036    25,905      49,374      43,936      105,821
                                                    ----------  --------   ---------   ---------    ---------
                         Total Contractual
                           Obligations..........    $1,351,739  $ 81,324   $ 223,397   $ 152,471    $ 894,547
                                                    ==========  ========   =========   =========    =========


-------------
(1) Maximum $250 million facility, of which $215.7 million was available as of September 30, 2002. A total of $25.8 million of this commitment was unavailable due to outstanding letters of credit and $8.5 million of this commitment was unavailable due to borrowings from the revolving credit facility.

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

         We expect that our total capital expenditures will be approximately $80 million to $90 million in 2002 and approximately $100 million in 2003. Of such amounts, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures is required each year. We had $57.3 million in capital expenditures for the nine months ended September 30, 2002, compared to $53.7 million in capital expenditures for the nine months ended September 30, 2001. We estimate that our total depreciation and amortization expense will be approximately $100 million to $110 million in 2002 and 2003. We had $79.6 million in depreciation and amortization expense for the nine months ended September 30, 2002, compared to $65.0 million for the nine months ended September 30, 2001.

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


                                                           THREE MONTHS           NINE MONTHS
                                                        ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                        -------------------  -------------------
                                                        2002           2001    2002        2001
                                                        ----           ----    ----        ----
Net (loss) earnings.............................     $   (11,988) $  (4,415) $  35,332  $  52,818
Add back: Goodwill amortization, net of tax.....               -      1,550          -      4,462
                                                     -----------  ---------  ---------  ---------



Adjusted net (loss) earnings....................    $    (11,988) $  (2,865) $  35,332  $  57,280
                                                    ============= ========== =========  =========


                                                             2001         2000           1999
                                                             ----         ----           ----
Net earnings.........................................     $   71,488  $    102,932     $   21,399
Add back: Goodwill amortization, net of tax..........          5,884         7,741          6,721
                                                          ----------  ------------     ----------
Adjusted net earnings................................     $   77,372  $    110,673     $   28,120
                                                          ==========  ============     ==========

    We adopted Emerging Issues Task Force "EITF" No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," on January 1, 2002. EITF No. 00-25 deals with the accounting for consideration paid from a vendor (typically a manufacturer or distributor) to a retailer, including slotting fees, cooperative advertising arrangements and buy-downs. The guidance in EITF 00-25 generally requires that these incentives be classified as a reduction of sales. The impact of the adoption decreased sales and selling and administration expense for the nine months ended September 30, 2002 and 2001 by $76.6 million and $72.9 million, respectively.

FORWARD LOOKING STATEMENTS

    This Form 10-Q for the nine months ended September 30, 2002 includes "forward-looking statements" within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "pro forma," "as adjusted," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth below. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

RISK FACTORS


SUBSTANTIAL LEVERAGE -- OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT OBLIGATIONS AND OPERATE OUR BUSINESS.

    We are highly leveraged and have significant debt service obligations. As of September 30, 2002, after eliminating intercompany activity, our aggregate outstanding indebtedness was $1,071.3 million, excluding unused commitments, and our total equity was $858.8 million. For the year ended December 31, 2001, giving pro forma effect to the acquisition of Purina Mills as of January 1, 2001, our interest expense would have been $73.3 million. We may incur additional debt from time to time to finance strategic acquisitions, investments and alliances, capital expenditures or for other purposes, subject to the restrictions contained in our debt agreements.

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

- our interest expense could increase if interest rates in general increase because a substantial portion of our debt bears interest at floating rates;

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

- our level of debt may prevent us from raising the funds necessary to repurchase all of our 8 3/4% senior notes due 2011 tendered to us upon the occurrence of a change of control, which would constitute an event of default under the senior notes; and

- our failure to comply with the financial and other restrictive covenants in our debt instruments could result in an event of default that, if not cured or waived, could cause our debt to become due immediately and permit our lenders to enforce their remedies. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

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

    The agreements governing our debt will permit us, subject to certain conditions, to incur a significant amount of additional indebtedness. In addition, we may incur additional debt under our $250.0 million revolving credit facility, of which approximately $215.7 million was available to us as of September 30, 2002. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, could intensify.

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

IF CHEESE & PROTEIN INTERNATIONAL, LLC DEFAULTS ON ITS SYNTHETIC LEASE, THE COMPANY MAY BE REQUIRED TO ASSUME CPI'S OBLIGATION UNDER THE LEASE.

    Upon the occurrence of an uncured event of default under CPI's lease, and a failure by CPI to either obtain a waiver of the event of default, or to obtain alternative financing to replace the lease, the Company would be required to do one of the following: 1) assume the obligations of CPI, 2) buy out the lease by purchasing the leased property at the remaining lease balance amount, 3) fully cash collateralize the lease, or 4) nominate a replacement Lessee, which replacement Lessee would be subject to the credit approval of 100% of the participants to the lease.

    If such an event was to occur, and the Company is unable to nominate a replacement Lessee, the Company may be required to expend a substantial amount of capital in order to fulfill its obligations to the lease participants. In addition to the capital outlay, if the Company is required to assume CPI's obligations, buy out the lease or cash collateralize the lease, such actions would likely count against the Company's financial covenants.

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

    To the extent that consumer preference evolves away from products that we produce for health or other reasons, and we are unable to create new products that satisfy new consumer preferences, there will be a decreased demand for our products. There has been a recent trend toward consolidation among food retailers which we expect to continue. As a result, these food retailers are selecting product suppliers who can meet their needs nationwide. If our products, including those licensed to Dean Foods, are not selected by these food retailers for one or more of our products, our sales volumes could be significantly reduced. In addition, national distributors or regional food brokers could choose not to carry our products. Because of the high degree of consolidation of national food distributors, the decision of a single such distributor not to carry our products could have a serious impact on our revenues. Any shift in consumer preferences away from our products could decrease our revenues and cash flow and impair our ability to fulfill our obligations under our debt obligations and operate our business.

    In the first quarter of 2002, we launched our brand repositioning campaign in our dairy foods business to further strengthen the LAND O LAKES brand. The success of our brand repositioning campaign in increased demand for, and sales of, our products depends on consumer preferences and consumer reaction to our emphasis on "Simple Goodness Living."

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

INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILITY.

    We require a substantial amount of electricity, natural gas and gasoline to manufacture, store and transport our products. The prices of electricity, natural gas and gasoline fluctuate significantly over time. Many of our products compete based on price and we may not be able to pass on increased costs of production, storage or transportation to our customers. As a result, increases in the cost of electricity, natural gas or gasoline could substantially harm our business and results of operations. For instance, prices for natural gas, a key component in the manufacture of fertilizer, increased from approximately $2.50 per million Btu in January 2000 to approximately $10.00 per million Btu in January 2001. Depending upon the type of fertilizer produced, a one dollar increase in the price of gas can result in increased fertilizer costs ranging from $11.70 to $33.50 per ton. Agriliance was not able to pass on the entire increase in fertilizer costs to customers, therefore Agriliance's margins on fertilizer products were lower than they would have been had natural gas and fertilizer costs remained constant. The higher sales price of fertilizer resulted in a reduction of expected sales volume. Increases in natural gas prices may not occur to the same degree in countries where natural gas does not have as many other uses, such as countries with temperate climates where natural gas in not used as a heating fuel. As a result of these demand differences, fertilizer producers in the United States may be at a competitive disadvantage to some international competitors during natural gas price increases.

    Our dairy business requires a continuous supply of energy to refrigerate raw materials and finished products. Our largest dairy processing facility is located in California, which experienced an energy crisis that disrupted our dairy processing operations and increased our expenses. As a result of blackouts at our Tulare, California plant, we have added electrical generating capacity. Future blackouts at this or other plants, however, may result in the interruption of our processing operations and the loss of perishable ingredients and products which could result in substantial financial losses.

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

THE SHIFT IN SEED SALES VOLUME FROM THE FIRST QUARTER INTO THE FOURTH QUARTER MAY NOT RECUR.

    In the fourth quarter of 2001, we offered incentive programs to our customers which encouraged them to purchase seed in the fourth quarter rather than waiting until the first quarter of 2002. Although we are offering similar incentive programs in the fourth quarter of 2002, if our customers do not find the incentive programs as appealing as the ones we offered last year, our customers may wait until the first quarter of 2003 to make their seed purchases.

CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR OPERATING PROFIT AND THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES TO DECREASE.

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

    During the fiscal years ended December 31, 2000 and 1999, a large portion of these losses were attributable to our cost-plus contracts (or comparable contracts of Purina Mills), which guarantee swine producers certain minimum prices for feeder pigs and market hogs. Although we do not intend to renew or extend these contracts, we may continue to incur losses under these contracts until the last ones expire in 2004.

    Our MoArk joint venture produces and markets eggs. Recently, the price of eggs has been negatively impacted by an oversupply of eggs in the market. An expected decrease in chick hatch and other changes expected to occur as a result of the new animal welfare guidelines may not materialize. If these changes do not occur, the supply of eggs may not materially decrease, and the price of eggs may not significantly increase. To the extent the price of eggs remains low, MoArk's ability to make a dividend distribution to the Company will be diminished.

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

    In response to decreased milk production in the Upper Midwest, we are restructuring our dairy facility infrastructure to increase production efficiencies and reduce costs. The success and cost of this restructuring will be negatively affected if the demand for cheese and dairy products decreases, our competitors increase the volume of dairy products they produce or the milk supply in the Upper Midwest continues to decrease.

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

AGRILIANCE'S BUSINESS MAY BE ADVERSELY AFFECTED BY AGRILIANCE'S DEPENDENCE UPON ITS SUPPLIERS.

    Agriliance relies on a limited number of suppliers for the agronomy products it sells. In 2002, approximately 58% of Agriliance's crop protection products were sourced from three suppliers. In the event Agriliance is unable to purchase its agronomy products on favorable terms from these suppliers, Agriliance may be unable to find suitable alternatives to meet its product needs. In addition, Agriliance procures approximately 80% of its fertilizer needs from CF Industries and Farmland Industries. Farmland Industries initiated Chapter 11 bankruptcy proceeding on May 31, 2002. As of September 30, 2002, Farmland Industries was continuing to run its fertilizer plants and was meeting its delivery obligation to Agriliance. Agriliance may be unable to meet its fertilizer supply needs on suitable terms for future planting seasons if it is unable to purchase its fertilizer needs on favorable terms from both CF Industries and Farmland.

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

    Purina Mills, LLC, a wholly-owned subsidiary of Land O'Lakes Farmland Feed LLC licenses the trademarks Purina, Chow and the "Checkerboard" Nine Square Logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. Under the terms of the license agreement, Nestle Purina PetCare Company retains primary responsibility for protecting the licensed trademarks from infringement. If Nestle Purina PetCare Company fails to assert its rights to the licensed trademarks, Purina Mills may be unable to stop such infringement or cause them to do so. Any such infringement of the licensed trademarks, or of similar trademarks of Nestle Purina PetCare Company, could result in a dilution in the value of the licensed trademarks.

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

STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

    As of September 30, 2002, approximately 26% of our employees were covered by collective bargaining agreements, some of which are due to expire within the year. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs.

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

    Certain commodities cannot be hedged with futures or option contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward sales contracts to the extent practical so as to arrive at a net commodity position within the formal position limits set by us and deemed prudent for each of those commodities. Commodities for which futures contracts and options are available are also typically hedged first in this manner, with futures and options used to hedge within position limits that portion not covered by forward contracts.

    The notional or contractual amount of futures contracts provides an indication of the extent of our involvement in such instruments for the dates and the periods provided below, but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of our futures contracts follows:

                                                  AT SEPTEMBER 30,
                                -----------------------------------------------
                                      2002                  2001
                                ----------------------   ----------------------
                                NOTIONAL       FAIR      NOTIONAL       FAIR
                                 AMOUNT        VALUE      AMOUNT        VALUE
                                ---------    ---------   ---------    ---------
                                               (IN THOUSANDS)
Commodity futures contracts
  Commitments to purchase ...   $ 114,978    $     880   $  68,279    $  (2,418)
  Commitments to sell .......     (63,098)         215     (36,709)         160
                                ---------    ---------   ---------    ---------
    Total outstanding
      Derivatives ...........   $  51,880    $   1,095   $  31,570    $  (2,258)
                                =========    =========   =========    =========

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                      ------------------------------------------
                                               2002                  2001
                                      --------------------    ------------------
                                                  REALIZED              REALIZED
                                       NOTIONAL     GAINS     NOTIONAL   GAINS
                                        AMOUNT    (LOSSES)     AMOUNT   (LOSSES)
                                      ---------   --------    --------  --------
                                                      (IN THOUSANDS)
Commodity futures contracts
 Total volume of exchange
   traded contracts:
 Commitments to purchase ...........   $38,714    $ 1,650    $20,374    $ 2,294
 Commitments to sell ...............   $ 1,341    $ 1,672    $ 5,332    $ 3,162

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                  ----------------------------------------------
                                           2002                    2001
                                  ---------------------     --------------------
                                               REALIZED                 REALIZED
                                  NOTIONAL       GAINS      NOTIONAL      GAINS
                                   AMOUNT      (LOSSES)      AMOUNT     (LOSSES)
                                  --------     --------     --------    --------
                                              (IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange
    traded contracts:
  Commitments to purchase .....   $ 189,412    $   1,324   $ 114,087    $  2,189
  Commitments to sell .........   $(155,441)   $   2,554   $(136,028)   $ (4,280)


INTEREST RATE RISK

    We are exposed to changes in interest rates. As of December 31, 2001 and September 30, 2002, we had $575 million and $534 million, respectively, in debt outstanding under the credit agreements relating to the term loans and revolving credit facility, all of which is variable rate debt. Interest rate changes generally do not affect the market value of this debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Holding other variables constant, including levels of indebtedness as of September 30, 2002, a one-percentage point increase in interest rates would have an estimated negative impact on pretax earnings and cash flows for the next twelve months of approximately $5.3 million.

INFLATION RISK

    Inflation is not expected to have a significant impact on our business, financial condition or results of operations. We generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.


ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

         The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report on Form 10-Q. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.


(b)      Changes in internal controls.

         There were no significant changes made in our internal controls during the period covered by this report or in other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

   EXHIBIT
   NO.                          DESCRIPTION
   ---                          -----------


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

   4.9            Form of New Note (included in Exhibit 4.5). (1)

  10.1 License Agreement, by and between Land O'Lakes, Inc., Dean Foods Company, Morningstar Foods, Inc. and Dairy Marketing Alliance, LLC, dated July 24, 2002.

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(1) Incorporated by reference to the identical exhibit to the Company's Registration Statement on Form S-4 filed March 18, 2002 (Registration No. 333-84486).


         (b)  REPORTS ON FORM 8-K

         There were no reports filed on Form 8-K for Land O'Lakes, Inc. for the three months ended September 30, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Arden Hills, State of Minnesota, on the 14th day of November, 2002.

                              LAND O'LAKES, INC.

                              By           /s/  DANIEL KNUTSON
                                ------------------------------------------
                                             Daniel Knutson
                                          Senior Vice President
                                       and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS


I, John E. Gherty, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Land O'Lakes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                                 By /s/ John E. Gherty
                                        ---------------------------------------
                                                    John E. Gherty
                                                     President and
                                                Chief Executive Officer

I, Daniel Knutson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Land O'Lakes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                                      By /s/ Daniel Knutson
                                                --------------------------------
                                                         Daniel Knutson
                                                      Senior Vice President
                                                   and Chief Financial Officer