Form 10-K
period 2002-12-31
LAND O LAKES INC
filed 2003-03-27
CIK 1032562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
      ________________.

                        Commission file number 333-84486


                               LAND O'LAKES, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                 Minnesota                                41-0365145
-------------------------------------------------------------------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)


       4001 Lexington Avenue North
          Arden Hills, Minnesota                             55112
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (651) 481-2222
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X]   No [ ]

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

         Indicate by check mark whether the registrant is an accelerated filer
     (as defined in rule 12-b-2 of the Act).  Yes [ ]    No [X]

         The number of shares of the registrant's common stock outstanding as of December 31, 2002: 1,127 shares of Class A common stock, 5,207 shares of Class B common stock, 194 shares of Class C common stock, and 1,105 shares of Class D common stock.

                                      INDEX

 PART I.

             Forward Looking Statement.................................................       3

 ITEM 1.     Business..................................................................       3

             Business Segments.........................................................       4

             Description of Cooperative................................................       13

 ITEM 2.     Properties................................................................       19

 ITEM 3.     Legal Proceedings.........................................................       19

 ITEM 4.     Submission of Matters to a Vote of Security Holders.......................       20

 PART II.

 ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters.....       20

 ITEM 6.     Selected Financial Data...................................................       20

 ITEM 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operation......................................................       25

 ITEM 7(a).  Quantitative and Qualitative Disclosures about Market Risk................       58

 ITEM 8.     Financial Statements and Supplementary Data...............................       59

 ITEM 9.     Changes and Disagreements with Accountants on Accounting and
             Financial Disclosure......................................................       59

 PART III.

 ITEM 10.    Directors and Executive Officers of the Registrant........................       60

 ITEM 11.    Executive Compensation....................................................       63

 ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters.............................................       68

 ITEM 13.    Certain Relationships and Related Transactions............................       68

 PART IV.

 ITEM 14.    Controls and Procedures...................................................       68

 ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........       69

             Signatures................................................................       73

             Section 302 Certifications................................................       76

                           FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" contains forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-K, the words "anticipate", "believe", "estimate", "expect", "may", "will", "could", "should", "seeks", "pro forma" and "intend" and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Risk Factors" on pages 48 to 58. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Risk Factors" on pages 48 to 58. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

WEBSITE

     We maintain a website on the Internet through which additional information about Land O'Lakes, Inc. is available. Our website address is www.landolakesinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, press releases and earnings releases are available, free of charge, on our website as soon as practicable after they are released publicly or filed with the SEC.

                                     PART I

ITEM 1.  BUSINESS.

     Unless context requires otherwise, when we refer to "Land O'Lakes," the "Company," "we," "us", or "our," we mean Land O'Lakes, Inc. together with its consolidated subsidiaries.

OVERVIEW

     We were formed as a Minnesota dairy cooperative corporation in 1921 and entered the animal feed business in 1928. Since our formation, we have expanded our business through acquisitions and joint ventures. In 1997, we merged with Atlantic Dairy Cooperative, a Pennsylvania-based cooperative, which provided us with increased butter production and access to raw milk near our largest butter markets. In 1998, we merged with Dairyman's Cooperative Creamery Association of Tulare, California, which increased our access to milk production in the western United States. Also in 1998, we acquired many of the agricultural service assets of Countrymark Cooperative, expanding our presence to the eastern Corn Belt in feed, seed and agronomy. In 2000, we formed Agriliance, an unconsolidated joint venture for the distribution of crop nutrient and crop protection products. We have rationalized our business lines in order to concentrate on our core businesses. In 2000, for example, we sold our fluid dairy business to Dean Foods, and in 2001, we contributed our aseptic dairy products business to Advanced Food Products, an unconsolidated joint venture. In October, 2000 we formed Land O'Lakes Farmland Feed LLC ("Land O'Lakes Farmland Feed"), an animal feed joint venture with Farmland Industries, Inc ("Farmland Industries"). Land O'Lakes and Farmland Industries each contributed substantially all of the assets of each of their North American animal feed businesses to form the joint venture. On October 11, 2001, Land O'Lakes acquired Purina Mills, Inc. and subsequently contributed Purina Mills, Inc. to Land O'Lakes Farmland Feed.

     We are a leading producer of dairy products, animal feed and crop seed in the United States. We market our dairy products under the LAND O LAKES, Alpine Lace and New Yorker brands and the Indian Maiden logo. We market our animal feed, other than dog and cat food, under the Purina and Chow brands and the "Checkerboard" Nine-Square logo. We also market our animal feed products under the Land O'Lakes Feed label. Our crop seed products are sold under the CROPLAN GENETICS brand. In addition to these three segments, we also have swine and agronomy segments and various unconsolidated joint ventures and investments.

BUSINESS SEGMENTS

     See Notes to the Company's consolidated financial statements attached to this annual report on Form 10-K for financial information on our business segment.

DAIRY FOODS

     Overview. We produce, market and sell butter, spreads, cheese and other related dairy products. We sell our products under our national brand names, including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under our regional brands such as New Yorker. Our network of 15 dairy manufacturing facilities is geographically diverse and allows us to support our customers on a national scale. Our customer base includes major national supermarket and supercenter chains, industrial customers, including major food processors, and foodservice customers including restaurants, schools, hotels and airlines.

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

        Cheese. We produce and sell cheese for retail sale in deli and dairy cases, to foodservice businesses and to industrial customers. Our deli cheese products are marketed under the LAND O LAKES, Alpine Lace and New Yorker brand names. Our dairy case cheese products are sold under the LAND O LAKES brand name. We also sell cheese products to private label customers. We offer a broad selection of cheese products, including cheddar monterey jack, mozzarella, American and other processed cheeses.

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

        Raw Milk Wholesaling. We purchase raw milk from our members and sell it directly to other dairy manufacturers, particularly fluid milk processors. We generate substantial revenues but negligible margins on these sales. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Wholesaling and Brokerage Activities."

     Sales, Marketing and Advertising. In order to meet the needs of our retail, foodservice and industrial customers, we have sales efforts designed to service each of these customer bases. Our retail customers are serviced through direct sales employees and independent national food brokers. Our retail sales force consists of 55 employees that service our larger retail customers, such as supermarket and supercenter chains, and manage our national food broker relationships. We have a relationship with a leading national food broker in the United States, CROSSMARK, Inc. of Dallas, Texas.

     We market our products to our industrial customers through a combination of six dedicated salespeople and the efforts of the managers at our manufacturing facilities. Our industrial customers generally maintain a direct relationship with our facility managers in order to coordinate delivery and ensure that our products meet their specifications.

     Our foodservice products are primarily sold through independent regional food brokers and food distributors. In addition, we employ 21 salespeople who are responsible for maintaining these regional food broker relationships and marketing to our large foodservice customers directly.

    Distribution. We contract with third-party trucking companies to distribute our dairy products throughout the United States in refrigerated trucks. Our dairy products are shipped to our customers either directly from the manufacturing facilities or from one of our five regional distribution centers located in New Jersey, Georgia, Illinois, California and Ohio. As most of our dairy products are perishable, our distribution facilities are designed to provide necessary temperature controls in order to ensure quality and freshness of our products. The combination of our strategically located manufacturing and distribution facilities and our logistics capabilities enables us to provide our customers with a highly efficient distribution system.

    Production. We produce our dairy products at 15 manufacturing facilities strategically located throughout the United States. We also have contractual arrangements whereby we engage other dairy processors to produce some of our products. We believe the geographic distribution of our plants allows us to service our customers in a timely and efficient manner. In 2002, we processed approximately 7.9 billion pounds of milk, primarily into butter and cheese. Butter is produced by separating the cream from milk, pasteurizing it and churning the cream until it hardens into butter. Butter production levels fluctuate due to the seasonal availability of milk and butterfat. The cheese manufacturing process involves adding a culture and a coagulant to milk. Over a period of hours, the milk mixture hardens to form cheese. At that point, whey is removed and separately processed. Finally, the cheese is salted, shaped and aged.

    Supply and Raw Materials. Our principal raw material for production of dairy products is milk. During 2002, we sourced approximately 93% of our raw milk from our members. We enter into milk supply agreements with all of our dairy members to ensure our milk supply. These contracts typically provide that we will pay the producer for milk in the month following its delivery, at a price determined by us, which typically includes a premium over Federal market order prices. These contracts provide that we will purchase all of the milk produced by our members for a fixed period of time, generally one year. As a result, we often purchase more milk from our members than we require for our production operations. There are three principal reasons for doing this: first, we need to sell a certain percentage (which is not less than 10% of the amount procured and depends on which Federal market order the milk is subject to) of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which enables us to have lower input cost of milk; second, it decreases our need to purchase additional supply during periods of low milk production in the United States (typically August, September and October); and third, it ensures that our members have a market for the milk they produce during periods of high milk production. We enter into fixed-price forward sales contracts with some of our large industrial cheese customers representing 10-15% of our processed milk volume. We simultaneously enter into milk supply agreements with a fixed price in order to ensure our margins on these contracts. We also purchase cream, bulk cheese and bulk butter as raw materials for production of our dairy products. We typically purchase cream pursuant to annual agreements with fluid processors to purchase all of their cream production. We typically purchase bulk cheese and butter pursuant to annual contracts. These cheese and butter contracts provide for annual targets and delivery schedules and are based on market prices. In isolated instances, we purchase these commodities on the open market at current market prices. We refer to this type of transaction as a spot market purchase.

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

    Research and Development. We seek to offer our customers product innovations designed to meet their needs. In addition, we work on product and packaging innovations to increase overall demand for our products and improve product convenience. In 2002, we spent $11.5 million on dairy research and development, and we employed approximately 66 individuals in research capacities at our dedicated dairy foods research facility.

    Competition. The bulk of the dairy industry consists of national and regional competitors. Our branded cheese products compete with products from national competitors such as Kraft, Borden and Sargento as well as several regional competitors. For butter, our competition comes primarily from regional brands, such as Challenge, Borden and Breakstone. Because our retail customers are consolidating, we face increased competitive pressures. We rely on our brands to differentiate our products from our competition. We believe our branded products compete on the basis of brand name recognition, product quality and reputation, and customer support. Products in the private label and industrial markets compete primarily based on price. We believe our product quality and consistency of supply distinguishes our products in these markets.

ANIMAL FEED

    Overview. Through Land O'Lakes Farmland Feed, we are the leading producer of animal feed for both the commercial and lifestyle sectors of the animal feed market in the United States. Our commercial feed products are used by farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock. Our lifestyle feed products are used by customers who own animals principally for non-commercial purposes. Margins on our lifestyle feed products are significantly higher than those on our commercial feed products. We market our animal feed, other than dog and cat food, under the leading brands in the industry, Purina, Chow and the "Checkerboard" Nine Square logo. We also market our animal feed products under the Land O'Lakes Feed label. As of December 31, 2002, we operated a geographically diverse network of 100 feed mills, which permits us to distribute our animal feed nationally through approximately 1,300 of our local member cooperatives, through approximately 3,550 independent dealers operating under the Purina brand name and directly to customers. We believe we are a leader among feed companies in animal feed research and development with a focus on enhancing animal performance and longevity. For example, we developed and introduced milk replacer for young animals, and our patented product formulations make us the only supplier of certain unique milk replacer products. These products allow dairy cows to return to production sooner after birthing and increase the annual production capacity of cows. We expect the addition of Purina Mills to our feed operations to generate significant cost savings as we eliminate redundant facilities, reduce overhead costs, increase capacity utilization, increase our purchasing economies and improve our logistics and transportation system. We operate our feed business entirely through our Land O'Lakes Farmland Feed joint venture, including certain insignificant foreign investments and subsidiaries.

    Products. We sell proprietary formulas of commercial and lifestyle animal feed. We also produce commercial animal feed to meet our customers' specifications. We sell feed for a wide variety of animals, such as dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Our principal feed products and activities include:

        Complete Feed. These products provide a balanced mixture of grains, proteins, nutrients and vitamins which meet the entire nutritional requirement of an animal. They are sold as ground meal, in pellets or in extruded pieces. Sales of complete feeds typically represent the majority of net sales. We generally sell our lifestyle animal feed as complete feed. We market our lifestyle animal feed to these customers through the use of our strong trademarks, namely, Purina, Chow and the "Checkerboard" Nine Square logo.

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

        Milk Replacers. Milk replacers, a product we invented, are sold to commercial livestock producers to meet the nutritional requirements of their young animals while increasing their overall production capability by returning the parent animal to production faster. We market these products primarily under our Maxi Care, Cow's Match and Amplifier Maxbrand names. We have patents that cover certain aspects of our milk replacer products and processes. Our two principal milk replacer patents expire in April 2015 and April 2020.

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

    Sales, Marketing and Advertising. We employ approximately 450 direct salespeople in regional territories. In our commercial feed business, we also provide our customers with information and technical assistance through trained animal nutritionists. We also provide information resources and technical assistance to these nutritionists. Our advertising and promotional expenditures are focused on higher margin products, specifically our lifestyle animal feed and milk replacers. We advertise in recreational magazines to promote our lifestyle animal feed products. To promote our horse feed products, we have dedicated promoters who travel to rodeos and other horse related events. We promote our milk replacers with print advertising in trade magazines. We spent $17.9 million on advertising and promotion for the year ended December 31, 2002.

    Distribution. We distribute our animal feed nationally primarily through our network of approximately 1,300 local member cooperatives and approximately 3,550 Purina-branded dealers or directly to customers. We deliver our products primarily by truck using our own fleet and independent carriers. Deliveries are made directly from our feed mills to delivery locations within each feed mill's geographic area.

    Production. The basic feed manufacturing process consists of grinding various grains and protein sources into meal and then mixing these materials with certain nutritional additives, such as vitamins and minerals. The resulting products are sold in a variety of forms, including meal, pellets, blocks and liquids. Our products are formulated based upon proprietary research pertaining to nutrient content. As of December 31, 2002, we operated 100 feed mills across the United States. We have reduced the number of feed mills we operate by taking advantage of the overlap between our existing facilities and those of Purina Mills in certain local markets. Consistent with current industry capacity utilization, our facilities operate below their capacity. With the reduction of redundant facilities and conversion of certain facilities to a single product, we expect to increase our capacity utilization. Our animal feed segment operates, or has investments in, insignificant foreign operations in, Canada, Mexico, United Kingdom and Taiwan.

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

    Research and Development. Our animal feed research and development focuses on enhancing animal performance and longevity. We also dedicate significant resources to developing proprietary formulas that allow us to offer our commercial customers alternative feed formulations using lower cost ingredients. We employ 97 people in various animal feed research and development functions at our research and development facilities. In 2002 we spent $9.8 million on research and development.

    Competition. The animal feed industry is highly fragmented. Our competitors consist of many small local manufacturers, several regional manufacturers and a limited number of national manufacturers. The available market for commercial feed may become smaller and competition may increase as meat processors become larger and integrate their business by acquiring their own feed production facilities. In addition, purchasers of commercial feed tend to select products based on price rather than manufacturer and some of our feed products are purchased from third parties with minimal further processing by us. As a result of these factors, the barriers to entry in the feed industry are low. The market for lifestyle feed is also consolidating. We believe we distinguish ourselves from our competitors through our high-performance, value-added products, which we research, develop and distribute on a national basis. We believe our brands, Purina, Chow and the "Checkerboard" Nine Square logo, provide us with a competitive advantage as they are well-recognized, national brands for lifestyle animal feed. We also compete on the basis of service by providing training programs using animal nutritionists with advanced technical qualifications to consult with local member cooperatives, independent dealers and livestock producers, and by developing and manufacturing customized products to meet customer needs.

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

    Products. We develop, produce and distribute seed products including seed for alfalfa, soybeans, corn and forage and turf grasses. We also market and distribute seed products produced by other crop seed companies, including seed for corn, soybeans, sunflowers, canola, sorghum and sugar beets. Seed products are often genetically engineered through selective breeding or gene splicing to produce crops with specific traits. These traits include resistance to herbicides and pesticides and enhanced tolerance to adverse environmental conditions. As a result of our relationships with certain life science companies, we believe we have access to one of the most diverse genetic databases of any seed company in the industry. We also license some of our proprietary alfalfa seed traits to other seed companies for use in their seed products.

    Sales, Marketing and Advertising. We have a sales force of approximately 128 employees who promote the sale of our seed products throughout the country, particularly in the Midwest. Our sales and marketing strategy is built upon the relationships we have established with our local member cooperatives and our ability to purchase and distribute quality seed products at a low cost due to our size and scale. We market our crop seed products under our brand name CROPLAN GENETICS. We also distribute certain crop seed products under third-party brands and under private label. We engage in a limited amount of advertising, primarily utilizing marketing brochures and field signs. We are a leader in online customer communications and order processing. We also participate in the Total Farm Solutions program with our affiliate Agriliance. Through this program, trained agronomists are placed at local cooperatives to provide advisory services regarding crop seed and agronomy products.

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

    Supply and Production. Our alfalfa, soybeans, corn and forage and turf grass seed are produced to our specifications and under our supervision on farms by geographically diverse third-party producers. We maintain a significant inventory of corn and alfalfa seed products in order to mitigate negative effects caused by weather or pests. Our alfalfa and corn seed products can be stored for up to four years after harvesting. Our crop seed segment has foreign operations in Argentina and Canada.

    Customers. We sell our seed products to over 6,500 customers, none of which represented more than 3% of our crop seed net sales in 2002. Our customers consist primarily of our local member cooperatives and other seed companies across the United States and internationally. Our customer base also includes retail distribution outlets.

    Research and Development. We focus our research efforts on crop seed products for which we have a significant market position, particularly alfalfa seed. We also work with other seed companies to jointly develop beneficial crop seed traits. In 2002, we spent $6.2 million on crop seed research and development. As of December 31, 2002, we employed 20 individuals in research and development capacities and had four research and development facilities.

    Competition. Our competitors include Pioneer Hi-Bred International, Monsanto, Syngenta and The Dow Chemical Company as well as many small niche seed companies. We differentiate our seed business by supplying a branded, technologically advanced, high quality product and by providing farmers with access to agronomists through our joint Total Farm Solutions program with Agriliance. These services are increasingly important as the seed industry becomes more dependent upon biotechnology and crop production becomes more sophisticated. Due to the added cost involved, our competitors, with the exception of Pioneer, generally do not provide such services. We can provide these services at a relatively low cost because we often share the costs of an agronomist with Agriliance or with a local cooperative.

SWINE

    We market both young weanling and feeder pigs (approximately 11 and 45 pounds respectively) and mature market hogs (approximately 260 pounds) under three primary programs: swine aligned, farrow-to-finish, and cost-plus. Under the swine aligned program, we own sows and raise feeder pigs for sale to our local member cooperatives. We raise market hogs for sale to pork processors under our farrow-to-finish program. The cost-plus operation provides minimum price floors to producers for market hogs. The price floor fluctuates based on the cost of corn and soybean meal. The majority of our cost-plus contracts will expire in late 2003 and early 2004 and all contracts will have expired no later than 2005. We are not entering into new cost-plus contracts.

    We own approximately 65,000 sows producing approximately 623,000 feeder pigs and 584,000 market hogs annually at facilities we own or lease and at facilities owned by approximately 154 contract producers. The dramatic volatility in the live hog market in 2002, 1999 and 1998, where selling prices were well below cost, resulted in our swine operations generating losses primarily in connection with our cost-plus and our farrow-to-finish programs. In 2002 the average price per hundred weight was $36 compared to $47 in 2001.

    Historically, Purina Mills reported results of its swine business together with its feed business. Accordingly, the portion of our swine business which we acquired from Purina Mills in October 2001 is reported within our feed segment. Purina Mills operates its swine business under the pass-through program and the market risk sharing program. Under the pass-through program, we enter into commitments to purchase weanling and feeder pigs from producers and generally have commitments to immediately resell the animals to swine producers. The market risk sharing program provides minimum price floors to producers for market hogs. The price floor in our market risk sharing program floats with the market price of hogs and the cost of swine feed. For a discussion of our swine accounting and results see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation."

AGRONOMY

    Our agronomy segment consists primarily of joint ventures and investments that are not consolidated in our financial results. The two most significant of these are Agriliance and CF Industries. As a result, our agronomy segment has no net sales, but we allocate overhead to selling and administration and may recognize patronage as a reduction in cost of sales. See "Joint Ventures and Investments" for a discussion of the business of Agriliance and CF Industries. For a discussion of our agronomy accounting and results see "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operation."

OTHER

    We also operate various other wholly-owned businesses such as LOL Finance Co., which provides financing to farmers and livestock producers.

JOINT VENTURES AND INVESTMENTS

    Other than Cheese & Protein International LLC ("Cheese & Protein International"), which is a consolidated unrestricted subsidiary, the joint ventures and investments described below are unconsolidated.

    AGRILIANCE LLC. Agriliance, a 50/50 joint venture with United Country Brands (jointly owned by CHS Cooperatives and Farmland Industries) was formed for the purpose of distributing and manufacturing agronomy products. Prior to the contribution of our agronomy assets to Agriliance, the financial results of these assets were consolidated for financial reporting purposes.

    Products. Agriliance markets and sells two primary product lines: crop nutrients (including fertilizers and micronutrients) and crop protection products (including herbicides, pesticides, fungicides and adjuvants). For Agriliance's fiscal year ended August 31, 2002, approximately 87% of these products were manufactured by third-party suppliers and marketed under the suppliers' brand names. The remaining 13% was either manufactured by Agriliance or by a third-party supplier and marketed under the brand names Agrisolutions (for herbicides, pesticides and related products) and Origin (for micronutrients).

    Sales and Marketing. Agriliance has an internal sales force of approximately 100 employees. Agriliance's sales and marketing efforts serve the entire United States, with its primary focus on the area from the Midwest to the eastern Corn Belt. Agriliance's strategy is built upon strong relationships with local cooperatives and Agriliance's ability to purchase and distribute quality agronomy products at a low cost due to its size and scale. Agriliance engages in a limited amount of advertising in trade journals and produces marketing brochures and advertisements utilized by local cooperatives. In addition, Agriliance assists local member cooperatives and independent farmers by identifying, recruiting and training agronomists who provide advice relating to agronomy products. In the Midwest, Agriliance has implemented the Total Farm Solutions program, an effort to utilize the expertise of the agronomists to bundle Agriliance products with our seed products.

    Production, Source of Supply and Raw Materials. Agriliance operates primarily as a wholesale distributor of products purchased from other manufacturers. Agriliance's primary suppliers of crop protection products are Syngenta, Monsanto, BASF, Dow Chemical, DuPont and Aventis. Agriliance enters into annual distribution agreements with these manufacturers. However, Agriliance manufactures approximately 10% of its proprietary crop protection products. Agriliance's production facilities are located in Iowa, Arkansas, Missouri and Minnesota. Agriliance procures approximately 65% of its fertilizer needs from CF Industries, of which we are a member, and Farmland Industries. Farmland Industries initiated Chapter 11 bankruptcy proceedings on May 31, 2002. Agriliance has other sources of supply that it could use to fill its anticipated fertilizer needs in the event Farmland Industries fails to meet its delivery obligations to Agriliance. Agriliance currently sources their remaining fertilizer supply needs from a variety of suppliers including PCS, IMC, Terra Nitrogen, Mississippi Chemical and Agrium. Agriliance also produces micronutrient products. In 2002, approximately 58% of Agriliance's agronomy products were sourced from three suppliers.

    Customers and Distribution. Agriliance's customer base consists primarily of farmers, many of whom are members of our local cooperatives. Agriliance distributes its products through our local member cooperatives and also through retail agronomy centers owned by Agriliance. Agriliance stores inventory at a number of strategically positioned locations, including leased warehouses and storage space at local cooperatives. Agriliance serves most of the key agricultural areas of the United States, with its customers and distribution concentrated in the Midwest.

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

    MOARK LLC. In January 2000, we formed MoArk LLC, a joint venture of which we currently own 57.5% with Osborne Investments, LLC, to produce and market eggs and egg products. We increased our ownership percentage from 50% to 57.5% in February 2003 for $7.8 million. We have the right to purchase from Osborne (and Osborne has the right to cause us to buy from them) their interest in MoArk for a minimum purchase price of $42.2 million (adjusted for tax benefits received by Osborne and purchase price already paid) or a greater amount based upon MoArk's performance over time. These rights are exercisable in January 2007. Although Osborne has a 42.5% interest in MoArk, we are allocated 100% of the income or loss of MoArk (other than on capital transactions involving realized gain or loss on intangible assets, which are allocated 50/50). In addition to the $7.8 million payment made by Land O'Lakes in February, MoArk is obligated to make four guaranteed payments to Osborne in 2004, 2005, 2006 and 2007, each in the amount of $1,445,000.

    Products. MoArk produces and markets shell eggs and egg products that are sold at retail and wholesale for consumer and industrial use throughout the United States. As of December 31, 2002, MoArk marketed and processed eggs from approximately 37 million layers (hens) which produced approximately 740 million dozen eggs annually. Approximately 41% of the eggs and egg products marketed are produced by layers owned by MoArk. The remaining 59% are purchased on the spot market or from third-party producers. Shell eggs represent approximately 78% of eggs MoArk sells annually, and the balance are broken for use in egg products such as refrigerated liquid, frozen, dried and extended shelf life liquid. MoArk recently launched a high quality, all natural shell egg product marketed under the LAND O LAKES brand name in a Northeast market. Through MoArk's acquisition of Cutler Egg Products in April 2001, MoArk acquired a patented process that extends the shelf life of a refrigerated liquid egg product utilizing an ultra-pasteurization process.

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

    Governance. We are entitled to appoint three managers to the board of managers of MoArk, and Osborne has the right to appoint the remaining three managers until its governance interest has been transferred to us. According to the terms of MoArk's operating agreement, two managers elected by us and two managers elected by Osborne constitute a quorum. Actions of the board of managers require a unanimous vote of a quorum of the board of managers. MoArk is required to maintain at all times a net worth in excess of $40.0 million. If MoArk's net worth were to decline below $40.0 million, we would be required to contribute the necessary funds in order to maintain the $40.0 million net worth. As of December 31, 2002, MoArk's net worth was approximately $93 million. In the event we decide to sell or transfer any or part of our economic and governance interest in MoArk, including our right to cause the transfer of the governance interest owned by Osborne, we must first offer to sell or transfer to Osborne all of the rights and interests to be sold or transferred at a similar price and under similar material terms and conditions.

CHEESE & PROTEIN INTERNATIONAL LLC. Cheese & Protein International, a 95% owned consolidated joint venture with a subsidiary of Mitsui & Co. (USA), has constructed and is operating a mozzarella cheese and whey plant in Tulare, California. Commercial production commenced in May 2002. In connection with the formation of the venture, we entered into a marketing agreement with Mitsui and Cheese & Protein International which gives us the right to distribute the products produced by the venture in the United States and gives Mitsui the right to distribute the same products outside the United States. Once the start-up phase is complete, the purchase price for all products will be based upon the market prices for such product. We have also contracted with Cheese & Protein International to provide no less than 70% of their milk requirements at prices based upon market prices for milk. In addition, we have agreed to purchase no less than 70% of Cheese & Protein International's estimated production of mozzarella cheese, based upon market prices. This venture is governed by a 10 member committee. We have the right to appoint seven members to the committee. The remaining three members are appointed by our joint venture partner. Notwithstanding the foregoing, on November 25, 2002, Mitsui provided notice of its intent to exercise a put option which, if exercised, would have required us to purchase its thirty percent equity interest in CPI. Before the exercise date, however, Mitsui elected to maintain a five percent ownership stake and agreed to continue to negotiate with us regarding, among other things, its ownership percent, its role in governance and its marketing rights. We are close to reaching an agreement and we expect that Mitsui will continue to be a partner in the joint venture going forward. If we are unable to reach agreement on or before June 1, 2003, however, we have agreed to purchase Mitsui's remaining five percent interest. If we acquire Mitsui's remaining equity interest after June 30, 2003, and if we do not replace Mitsui with another partner, CPI would become a restricted subsidiary at that time. As a restricted subsidiary, CPI's on-balance sheet debt and earnings would be included in the covenant calculations for our credit facilities. Further, as a Restricted Subsidiary, CPI would be required to guarantee our credit facilities and our senior unsecured indebtedness. However, for as long as CPI remains non-wholly owned, it will continue to be unrestricted for purposes of the credit facilities, and will not be required to guarantee the credit facilities or the senior unsecured indebtedness.


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

    CF INDUSTRIES, INC. CF Industries is one of North America's largest interregional cooperatives, and is owned by ten cooperatives. CF Industries manufactures fertilizer products, which are distributed by its members or their affiliates. CF Industries has manufacturing facilities in Louisiana, Alberta, Canada and Florida. As of December 31, 2002, our percentage of ownership of allocated equity of CF Industries was 38%. Each of the members, including

Land O'Lakes, has the right to elect one director to the board of directors. The day-to-day operations of the cooperative are managed by the officers of CF Industries who are elected by its board of directors.

    COBANK. CoBank is a cooperative lender of which we are a member. Our equity interest in CoBank and the amount of patronage we receive is dependent upon our outstanding borrowings from CoBank.

    AG PROCESSING. Ag Processing is a cooperative that produces soybean meal and soybean oil. As a member of Ag Processing, we are entitled to patronage based upon our purchases of these products. We use soybean meal as an ingredient in our feed products. Soybean oil is an ingredient used to produce our dairy spread products.

DESCRIPTION OF THE COOPERATIVE

    Land O'Lakes is incorporated in Minnesota as a cooperative corporation. Cooperatives resemble traditional corporations in most respects, but with two primary distinctions. First, a cooperative's common shareholders, its "members", either supply the cooperative with raw materials or purchase its goods and services. Second, to the extent a cooperative allocates its earnings from member business to its members and meets certain other requirements, it is allowed to deduct this "patronage income," known as "qualified" patronage income, from its taxable income. Patronage income is allocated in accordance with the amount of business each member conducts with the cooperative.

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

    At their discretion, cooperatives are also allowed to designate patronage income as "nonqualified" patronage income and allocate it to member equities. Unlike qualified patronage income, the cooperative pays taxes on this nonqualified patronage income as if it was derived from non-member business. The cooperative's members do not include undistributed nonqualified patronage income in their current taxable income. However, the cooperative may revolve the equity representing the nonqualified patronage income to members at some later date, and is allowed to deduct those amounts from its taxable income at that time. When nonqualified patronage income is revolved to the cooperative's members, the revolvement must be included in the members' taxable income.

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

    The board may also choose to elect up to three non-voting advisory members. Currently, we have one such member. The board governs our affairs in the same manner as the boards of typical corporations that are not organized as cooperatives.

EARNINGS

    As described above, we divide our earnings between pool and non-pool and member and non-member business. We then allocate member earnings to dairy foods operations or agricultural operations (which is comprised of our feed, crop seed, agronomy and swine segments). Pool earnings from each of our segments are currently maintained in separate pools. We have also established a second pool for our dairy foods segment for farmers who sell milk to us for resale as commodity fluid milk. For our dairy foods operations, the amount of member business is based on the amount of dairy products supplied to us by our dairy members. In calendar year 2002, 69.1% of our dairy input requirements came from our dairy members. For our agricultural operations, the amount of member business is based on the dollar-amount of products sold to our agricultural members. In calendar year 2002, 83% of our agricultural products net sales, and 86% of our operating income, was derived from sales to agricultural members.

PATRONAGE INCOME AND EQUITY

    To acquire and maintain adequate capital to finance our business, our by-laws allow us to retain up to 15% of our earnings from member business as additions to permanent equity. We currently retain 10% and allocate the remainder of our earnings from member business to patronage income.

    We have two plans through which we revolve patronage income to our members: the Equity Target Program for our dairy foods operations and the Revolvement Program for our agriculture businesses.

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

    For calendar year 2001, we allocated $33.5 million of our member earnings as patronage income to our dairy members. Of that amount, 94% or $31.6 million was allocated to dairy members who have yet to reach their equity target investment, and we distributed $6.1 million (20%) to those members and retained and allocated $25.5 million (80%) to member equities. Also, 6% or $1.9 million was distributed to dairy members who have met their equity investment requirement. We did not allocate any of our member earnings as nonqualified patronage refunds. We plan to revolve $16.8 million of dairy members' equity for 2002 to be paid in 2003. For 2002, we allocated $0 as patronage income to dairy members.

    In the Revolvement Program for our agricultural businesses, we currently distribute 30% of allocated patronage income in cash and retain and allocate the remaining 70% to member equity. This equity is revolved 9 1/2 years later. Both the amount distributed in cash and the revolvement period are subject to change by the board. For calendar year 2001, we allocated $40.2 million of our member earnings to our agricultural members. Of that amount, we paid patronage income of $12.1 million to our members in cash and retained and allocated $28.1 million to member equities. Our board suspended revolvement of ag member equities for the 2001 and 2002 fiscal years.

    In 2002, we allocated $96.9 million of our member earnings to our agricultural members. Of these net earnings, $83.2 million was designated as nonqualified patronage in connection with legal settlement proceeds. We paid income tax on this nonqualified patronage, however, we will be able to deduct these earnings from our taxable income if we choose to revolve the earnings to our members in the future. Revolvement of the equity representing this nonqualified patronage income is subject to board approval.

    Our Estate Redemption Plan provides that we will redeem equity holdings of deceased natural persons upon the demise of the owner. The Company's Age Retirement Program provides that we will redeem in full equity holdings of dairy members who are natural persons when the member reaches age 75 or older and becomes inactive. Subject to various requirements, we may redeem the equity holdings of members in bankruptcy or liquidation. All equity redemptions must be presented to, and receive the approval of, our board of directors before payment. We plan to revolve $3.3 million of member equities in connection with these programs in 2002 and expect to revolve approximately $3.5 million in 2003.

EMPLOYEES

    At March 1, 2003, we had approximately 8,000 employees, approximately 20% of whom were represented by unions having national affiliations. Our contracts with these unions expire at various times throughout the next several years, with the last contract expiring on January 1, 2005. We consider our relationship with employees to be generally satisfactory. We have had no labor strikes or work stoppages within the last five years.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

    We rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. We believe that in addition to certain patented processes, the formulas and production methods of our dairy foods products are trade secrets. We also have patented formulations and processes for our milk replacer products and deem our feed product formulations to be proprietary.

    We own a number of registered and unregistered trademarks used in connection with the marketing and sale of our food products as well as our feed and seed products including LAND O LAKES, and the Indian Maiden logo, Alpine Lace, New Yorker, Extra Melt, GRIP 'N GO, CROPLAN GENETICS, Maxi Care, Amplifier Max and Omolene. Land O'Lakes Farmland Feed licenses certain trademarks from Land O'Lakes, including LAND O LAKES, the Indian Maiden logo, Maxi Care, and Amplifier Max, for use in connection with its animal feed and milk replacer products. Purina Mills, a wholly-owned subsidiary of Land O'Lakes Farmland Feed, licenses the trademarks Purina, Chow and the "Checkerboard" Nine Square logo from Nestle Purina PetCare Company under a perpetual, royalty-free license. This license only gives Purina Mills the right to use these trademarks to market the particular products that Purina Mills currently markets with these trademarks. Purina Mills does not have the right to use these trademarks outside of the United States, or in conjunction with any products designed primarily for use with cats, dogs or humans. We do not have the right to assign any of these trademarks without the written consent of Nestle Purina PetCare Company. These trademarks are important to Land O'Lakes Farmland Feed because brand name recognition is a key factor to its success in marketing and selling its products. The registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner, or our licensees, where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods.

    In 2002, we expanded our licensing agreement with Dean Foods. Under the expanded agreement, Dean Foods is granted exclusive rights to use the Land O'Lakes brand and the Indian Maiden logo in connection with the manufacturing, marketing, promotion, distribution and sale of certain products, including, but not limited to, basic dairy products (milk, yogurt, cottage cheese, ice cream, eggnog, juices and dips), creams, small bottle milk, infant formula products and soy beverage products. Dean Foods is also granted the right to use the Company's patented Grip 'n Go bottle and the Company's formula to fat-free half & half. With respect to the basic dairy products and the small bottle milk, the license is granted on a royalty-free basis. With respect to the remaining products covered by the license agreement, Dean Foods will pay a sales-based royalty, subject to a guaranteed minimum annual royalty payment. In addition, the license agreement is terminable by either party in the event that certain minimum thresholds are not met on an annual basis.

    We have also entered into other license agreements with other affiliated and unaffiliated companies, such as MoArk, which permit these companies to utilize our trademarks in connection with the marketing and sale of certain products.

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

    Many of our current and former facilities have been in operation for many years, and over that time, we and other operators of those facilities have generated, used, stored, or disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws, including chemicals and fuel stored in underground and above-ground tanks, animal wastes and large volumes of wastewater discharges. As a result, the soil and groundwater at or under certain of our current and former facilities (and/or in the vicinity of such facilities) may have been contaminated, and we may be required to make material expenditures to investigate, control and remediate such contamination.

    We are also potentially responsible for environmental conditions at a number of former facilities and at waste disposal facilities operated by third parties. We have been identified as a Potentially Responsible Party ("PRP") under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" or "Superfund") at various National Priorities List ("NPL") sites and have unresolved liability with respect to the past disposal of hazardous substances at several such sites. CERCLA may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owners or operators of a contaminated property, and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at the property. We have contested our liability at one Superfund site, as to which we have declined to pay past response costs associated with ongoing site study, and we have received a notice of potential liability regarding three other waste disposal sites under investigation by the EPA, as to which we are disputing our responsibility.

    We have, on average, paid less than $500,000 in each of the last five years for investigation and remediation of environmental matters, including Superfund and related matters, but there can be no assurance that expenditures for such activities will not rise materially if substantial contamination is discovered at one of our current or former facilities or if other PRPs fail or refuse to participate in cost sharing at any Superfund site, or similar disposal site, at which we are implicated.

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

    Our dairy business is affected by Federal price support programs and federal and state pooling and pricing programs. Since 1949, the Federal government has maintained price supports for cheese, butter and nonfat dry milk. The government stands as a ready purchaser of these products at their price support levels. Historically, when the product price reached 110% of its price support level, the government would sell its inventory into the market, effectively limiting the price of these products. Because prices for these products have generally been higher than their support level for a number of years, the government currently has minimal inventories of cheese and butter. As a result, these commodity prices have been able to be greater than 110% of their price support levels for several years. According to data from the USDA, over the past five years, butter has sold at an average of 176% of the support price without reaching support levels, and cheese has sold at an average of 121% of the support price. However, cheese sold at or near support levels at points between October 2000 and January 2001. The Farm Security and Rural Investment Act of 2002 extends the dairy price support program through December 31, 2007.

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

    As a cooperative, we are exempt from the requirement that we pay pool prices to our members for raw milk supplied to us. However, as a practical matter, we must pay a competitive price to our members in order to ensure adequate supply of raw milk for our production needs, and therefore our operations are affected by these regulations.

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

    As a manufacturer and distributor of food and animal feed products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations issued thereunder by the Food and Drug Administration ("FDA"). This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging, and safety of food. The FDA regulates manufacturing practices for foods through its good manufacturing practices regulations, specifies the standards of identity for certain foods and animal feed and prescribes the format and content of certain information required to appear on food and animal feed product labels. In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. We and our products are also subject to state and local regulation through mechanisms such as the licensing of dairy manufacturing facilities, enforcement by state and local health agencies of state standards for food products, inspection of facilities and regulation of trade practices. Modification of these Federal, state and local laws and regulations could increase our costs of sales or prevent us from marketing foods in the way we currently do and could have a material adverse effect on our business prospects, results of operations and financial condition.

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

    Land O'Lakes Farmland Feed distributes animal feed products through a network of independent dealers. Various states in which these dealers are located have enacted dealer protection laws which could have the effect of limiting our rights to terminate dealers. In addition, failure to comply with such laws could result in awards of damages or statutory sanctions. As a result, it may be difficult to modify the way we distribute our feed products, which may put us at a competitive disadvantage.

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

ITEM 2.  PROPERTIES.

         We own the land underlying our corporate headquarters in Arden Hills, Minnesota and lease the buildings. Our corporate headquarters, consisting of a main office building and a research and development facility, has an aggregate of approximately 275,000 gross square feet. In addition, we own offices, manufacturing plants, storage warehouses and facilities for use in our various business segments. Thirty-three of our owned properties are mortgaged to secure our indebtedness. The following table provides summary information about our principal facilities:

                                          TOTAL NUMBER    TOTAL NUMBER
                                         OF FACILITIES    OF FACILITIES    REGIONAL LOCATION
                   BUSINESS SEGMENT          OWNED            LEASED         OF FACILITIES
                   ------------------    -------------    -------------    -----------------
                   Dairy Foods.......        15(1)              16         Midwest(2) - 16
                                                                           West(3) - 6
                                                                           East(4) - 6
                                                                           South(5) - 3
                   Animal Feed.......       101(6)              50         Midwest - 85
                                                                           West - 35
                                                                           East - 7
                                                                           South - 24
                   Crop Seed.........        23                  9         Midwest - 19
                                                                           West - 11
                                                                           East- 1
                                                                           South- 1
                   Swine.............        21(7)               2         Midwest - 23
                   Agronomy..........         5                  0         Midwest - 5

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

(6) Includes 12 closed facilities and 2 research and development facilities.

(7) Includes 4 facilities which will be sold upon completion of construction.

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

    In December 2002, we reached settlements with additional defendants against whom we claimed had illegally fixed the prices of various vitamin products we purchased. As a result of these settlements, we received net proceeds of approximately $87 million in January 2003. When combined with the settlement proceeds received from similar claims settled since the commencement of these actions, we have received cumulatively approximately $140 million from the settling defendants. We continue to pursue similar claims against several other defendants. With respect to the remaining claims, which represent significantly less than half of the disputed vitamin purchases, we anticipate a Minnesota trial during the fall of 2003.

    In a letter dated January 18, 2001, we were identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for the hazardous waste located at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited us to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study in connection with the site and also demanded that we reimburse the EPA approximately $8.9 million for remediation expenses already incurred at the site. We have responded to the EPA denying any responsibility. No further communication has been received from the EPA.

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

         (3) the class of common stock issued to a member depends on whether the member is a cooperative or individual member and whether the member is a "dairy member" or "ag member" (See "Item 1. Business - Description of the Cooperative - Our Structure and Membership");

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

         As of December 31, 2002, there are approximately 1,127 holders of Class A common stock, 5,207 holders of Class B common stock, 194 holders of Class C common stock and 1,105 holders of Class D common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

          SELECTED LAND O'LAKES CONSOLIDATED HISTORICAL FINANCIAL DATA

    The historical consolidated financial information presented below has been derived from the Land O'Lakes consolidated financial statements for the periods indicated. They should be read together with the audited consolidated financial statements of Land O'Lakes and the related notes included elsewhere in the Annual Report on Form 10-K. You should read the selected consolidated historical financial information along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements included in this Annual Report on Form 10-K.

                                                                    YEARS ENDED DECEMBER 31,
                                                  2002          2001          2000          1999          1998
                                               ----------    ----------    ----------    ----------    ----------
                                                                        ($ IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales ..................................   $  5,846.9    $  5,864.9    $  5,672.8    $  5,615.8    $  5,174.2
Cost of sales ..............................      5,350.4       5,378.6       5,146.1       5,100.4       4,680.0
                                               ----------    ----------    ----------    ----------    ----------
Gross profit ...............................        496.5         486.3         526.7         515.4         494.2
Selling, general administration ............        481.5         382.0         389.3         506.9         396.0
Restructuring and impairment charges(1) ....         31.4           3.7          54.2           3.9            --
                                               ----------    ----------    ----------    ----------    ----------
     (Loss) earnings from operations .......        (16.4)        100.6          83.2           4.6          98.2
Interest expense, net ......................         68.8          55.7          52.4          44.7          27.2
Gain on legal settlements(2) ...............       (155.5)         (3.0)           --            --            --
Gain on sale of intangible(3) ..............         (4.2)           --            --            --            --
Gain from divestiture of businesses(4) .....         (5.0)           --         (89.0)        (54.2)           --
Loss (gain) on extinguishment of debt ......           --          23.5          (4.4)           --            --
Equity in (earnings) loss of
  companies ................................        (22.7)        (48.6)         35.6          (7.3)          0.8
Minority interest in earnings (loss) of
  subsidiaries .............................          5.5           6.9          (1.4)         (0.1)          0.1
                                               ----------    ----------    ----------    ----------    ----------
     Earnings before income taxes ..........         96.7          66.1          90.0          21.5          70.1
Income tax (benefit) expense ...............         (2.2)         (5.4)        (12.9)          0.1           1.5
                                               ----------    ----------    ----------    ----------    ----------
     Net earnings ..........................   $     98.9    $     71.5    $    102.9    $     21.4    $     68.6
                                               ==========    ==========    ==========    ==========    ==========

OTHER FINANCIAL DATA:
EBITDA(5) ..................................   $    314.5    $    215.8    $    214.1    $     87.9(6) $    157.9
Depreciation and amortization ..............        106.8          97.3          83.6          81.7          61.4
Capital expenditures .......................         87.4          83.9         104.3         109.3         103.1
Cash patronage paid to members(7) ..........         20.2          30.7          10.6          20.0          25.9
Equity revolvement paid to members(8) ......         17.7          16.2          43.6          28.7          14.4
Ratio of earnings to fixed charges(9) ......          2.2x          2.0x          2.4x          1.4x          2.9x

BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash and short-term investments ............   $     64.3    $    130.2    $      4.0    $    197.8    $      4.5
Working capital(10) ........................        286.7         328.6         476.9         464.8         407.3
Property, plant and equipment, net .........        685.6         675.3         467.8         461.8         450.1
Total assets ...............................      3,246.3       3,091.4       2,473.3       2,700.1       2,291.8
Total debt(11) .............................        959.0       1,010.3         628.8         783.9         453.2
Capital Securities of Trust Subsidiary .....        190.7         190.7         190.7         200.0         200.0
Minority interests .........................         53.7          59.8          55.1          14.9          10.0
Total member equities and retained
  earnings .................................        911.5         836.5         805.0         768.8         781.1

   See accompanying Notes to Selected Land O'Lakes Historical Financial Data.

                                                             YEARS ENDED DECEMBER 31,
                                          2002          2001          2000        1999            1998
                                       ---------     ---------     ---------   ----------       ----------
                                                              (DOLLARS IN MILLIONS)
SELECTED SEGMENT FINANCIAL
  INFORMATION
DAIRY FOODS .......................    $ 2,899.1     $ 3,463.9     $ 3,098.2   $  3,291.1       $  3,266.6
Net sales
EBITDA(5) .........................         66.2         109.9         115.4         36.8(6)          99.8
Depreciation and amortization .....         36.8          42.5          42.8         47.4             37.1
Capital expenditures ..............         32.3          37.7          60.3         63.3             55.5

ANIMAL FEED(12)(13)
Net sales .........................      2,444.7       1,864.0       1,182.2        931.2            824.3
EBITDA(5) .........................        243.5          83.7          41.8         33.9             34.4
Depreciation and amortization .....         46.6          31.7          18.6         14.7             10.8
Capital expenditures ..............         26.0          24.9          21.5         17.4             14.4

CROP SEED
Net sales .........................        406.9         413.6         365.5        190.8            145.3
EBITDA(5) .........................          7.7          17.6          18.6          8.4              9.9
Depreciation and amortization .....          3.0           5.0           5.6          2.7              0.9
Capital expenditures ..............          0.6           2.7           3.5          4.8              2.4

SWINE(13)
Net sales .........................         83.2         109.9         102.0         82.7             62.5
EBITDA(5) .........................        (11.3)         13.3           6.8        (12.6)           (17.7)
Depreciation and amortization .....          3.8           5.6           6.2          7.9              4.7
Capital expenditures ..............          3.1           7.3           9.6         14.0             22.6

AGRONOMY(14)
Net sales .........................           --            --         857.0      1,023.3            774.7
EBITDA(5) .........................          4.8          (9.9)         27.5         17.6             24.3
Depreciation and amortization .....          6.1           6.3           4.6          3.4              0.8
Capital expenditures ..............           --            --            --           --               --

OTHER
Net sales .........................         13.0          13.5          67.9         96.7            100.8
EBITDA(5) .........................          3.6           1.2           4.0          3.8              7.2
Depreciation and amortization .....         10.5           6.2           5.8          5.6              7.1
Capital expenditures ..............         25.4          11.3           9.4          9.8              8.2


   See accompanying Notes to Selected Land O'Lakes Historical Financial Data.

            NOTES TO SELECTED LAND O'LAKES HISTORICAL FINANCIAL DATA

(1) The following table summarizes restructuring and impairment charges (reversals):

                                                                              YEARS ENDED DECEMBER 31,
                                                                              ------------------------
                                                                  2002       2001      2000      1999       1998
                                                                 ------     ------    ------    ------     ------
Restructuring charges (reversals)..................              $ 13.2     $ (4.1)   $  9.7    $   --     $   --
Impairment of assets...............................                18.2        7.8      44.5       3.9         --
                                                                 ------     ------    ------    ------     ------
     Total.........................................              $ 31.4     $  3.7    $ 54.2    $  3.9     $   --
                                                                 ======     ======    ======    ======     ======

      In 2002, we recorded restructuring and impairment charges of $31.4 million. In our Dairy Foods segment, we recorded a $19.6 million restructuring and impairment charge in 2002, of which $15.2 million was related primarily to the write-down of impaired plant assets held for sale to their estimated fair value, and $4.4 million was related to employee severance and outplacement costs for 374 employees at various locations. In our Animal Feed segment, we recorded an $11.8 million restructuring and impairment charge, of which $3.1 million was primarily related to the write-down of impaired plant assets held for sale to their estimated fair value, and $8.7 million was related to employee severance and outplacement costs for 375 employees at various locations.

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

      In 1999, the impairment charge of $3.9 million was related to under-utilization of the Land O'Lakes cheese production assets in Poland.

(2) In 2002, we recognized gain on legal settlements of $155.5 million. The gain resulted from net cash proceeds of $58.8 million and a legal settlement receivable of $96.7 million for which cash was received on January 17, 2003. The amounts were received from several vitamin product suppliers against whom we alleged certain price-fixing claims.

(3) In 2002, we recorded a $4.2 million gain on the sale of a customer list pertaining to the feed phosphate distribution business.

(4) In 2002, we divested our operations in Poland for $4.2 million in cash and $6.3 million in debt assumed, which resulted in a gain of $1.3 million. Net cash proceeds were $11.0 million from a divestiture of a seed coating business in Idaho and a seed inoculation business in Brazil, which resulted in a gain of $4.0 million. Other divestures in 2002 resulted in net cash proceeds of $0.9 million and a loss of $0.3 million. In April 2000, we divested swine assets in North Carolina for net proceeds of $4.4 million, resulting in a gain of $0.5 million. In July 2000, we sold our fluid dairy assets for $179.7 million, resulting in a gain of $88.5 million. In November 1999, we sold our flavoring business for $75.9 million in cash, resulting in a gain of $54.2 million.

(5) EBITDA is defined as earnings before income taxes, gains or losses on extinguishment of debt, interest expense (net of interest income), depreciation and amortization (excluding amortization of credit facilities included in interest expense), equity in earnings or loss of affiliated companies, gain or loss from divestiture of businesses, minority interest, cash dividends from affiliated companies, and the other items described below. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service indebtedness. EBITDA should not be considered an alternative to net sales in excess of expenses as a measure of our operating results or to cash flow as a measure of liquidity. In addition, although EBITDA is not recognized under generally accepted accounting principles, it is widely used as a general measure of a company's performance because it assists in comparing performance on a relatively consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods (particularly where acquisitions are involved) or nonoperating factors such as historical cost basis. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies. The definition of EBITDA conforms to that which is included in the indenture for our 8-3/4% senior notes due 2011.

      Other items excluded from EBITDA are:

                                                            YEARS ENDED DECEMBER 31,
                                              2002        2001        2000        1999        1998
                                             ------      ------      ------      ------      ------
                                                              (DOLLARS IN MILLIONS)
Unrealized hedging (gain) losses(a) ....     $ (1.1)     $  6.6      $   --      $   --       $  --
Gain on sale of assets(b) ..............       (4.1)       (1.8)         --          --          --
Non-cash impairment charges(c) .........       18.2         7.8        44.5         3.9          --
Severance related to Purina
  acquisition(c) .......................        8.7          --          --          --          --
Amortization of credit facility ........       (3.1)         --          --          --          --
Non cash patronage income ..............       (0.3)         --          --          --          --
Return of capital by affiliated
  company ..............................        1.0          --          --          --          --
EBITDA from unrestricted
  subsidiaries(d) ......................       18.6        (0.1)        2.8        (2.3)       (1.7)
                                             ------      ------      ------      ------      ------
     Total .............................     $ 37.9      $ 12.5      $ 47.3      $  1.6      $ (1.7)
                                             ======      ======      ======      ======      ======

      (a) Reflects non-cash expense for mark-to-market derivative contracts incurred as a result of adopting SFAS No. 133 in 2001. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

      (b) Reflects cash gain resulting from the sale of an intangible asset in 2002 and the sale of certain swine assets in 2001.

      (c)  See Note 1.

      (d) Reflects exclusion of earnings of unrestricted subsidiaries as required by the definition of EBITDA included in the indenture for our 8-3/4% senior notes due 2011.

(6) Period results include an inventory write-down of $62.1 million for cheese and butter due to lower of cost or market adjustments.

(7) Reflects the portion of earnings allocated to members for the prior fiscal year distributed in cash in the current fiscal year.

                                          YEARS ENDED DECEMBER 31,
                                  2002     2001     2000     1999     1998
                                 ------   ------   ------   ------   ------
                                           (DOLLARS IN MILLIONS)
20% required for tax deduction   $ 14.1   $ 28.5   $  7.0   $ 15.0   $ 18.6
Discretionary...............        6.1      2.2      3.6      5.0      7.3
                                 ------   ------   ------   ------   ------
     Total..................     $ 20.2   $ 30.7   $ 10.6   $ 20.0   $ 25.9
                                 ======   ======   ======   ======   ======

(8) Reflects the distribution of earnings previously allocated to members and not paid out as cash patronage. The years 2002, 2001, 2000 and 1999 include the distribution of a portion of the equity issued in connection with the acquisition of Dairyman's Cooperative Creamery Association and acquisition of certain assets of Countrymark Cooperative.

                                 YEARS ENDED DECEMBER 31,
                         2002     2001     2000     1999     1998
                        ------   ------   ------   ------   ------
                                  (DOLLARS IN MILLIONS)
Revolvement
  Dairy Foods.....      $ 15.2   $ 14.0   $ 13.8   $ 15.6   $  4.1
  Ag Services.....         2.5      2.2     29.8     13.1     10.3
                        ------   ------   ------   ------   ------
     Total........      $ 17.7   $ 16.2   $ 43.6   $ 28.7   $ 14.4
                        ======   ======   ======   ======   ======

(9) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, plus fixed charges. Fixed charges include interest on all indebtedness and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest.

(10) Working capital is defined as current assets (less cash and cash equivalents) minus current liabilities (less notes and short-term obligations, and current maturities of long-term debt).

(11) Total debt excludes the 7.45% Capital Securities due on March 15, 2028, of our trust subsidiary.

(12) On October 1, 2000, we combined our feed assets with those of Farmland Industries to form Land O'Lakes Farmland Feed. We consolidate the operating activities of Land O'Lakes Farmland Feed.

(13) Historically, Purina Mills reported results of its swine business together with its feed business. Accordingly, the portion of our swine business which we acquired from Purina Mills is reported in our animal feed segment results for the years ended December 31, 2002 and 2001.

(14) On July 28, 2000, we contributed all of our revenue generating agronomy assets (excluding our investment in CF Industries and assets held for sale) to Agriliance, a joint venture with United Country Brands, in exchange for a 50% interest in Agriliance. Beginning July 29, 2000, our share of earnings or losses in Agriliance was reported under the equity method of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    You should read the following discussions of financial condition and results of operations together with the consolidated financial statements and the notes to such statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of our management. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements.

OVERVIEW

GENERAL

Segments

    We operate our business predominantly in the United States in five segments: dairy foods, animal feed, crop seed, swine and agronomy. We have limited international operations, certain of which have recently been sold or are in the process of being sold. Our dairy foods segment produces, markets and sells butter, spreads, cheese and other dairy products. We operate our animal feed segment principally through Land O'Lakes Farmland Feed LLC, our 92% owned joint venture with Farmland Industries, Inc. ("Farmland Industries"). Our animal feed segment develops, produces, markets and distributes animal feed to both commercial and lifestyle customers. The results of the animal feed business are consolidated in our financial statements and the minority interest is eliminated. As a result of the Purina Mills acquisition in October 2001, animal feed results now include Purina Mills swine marketing activities since Purina Mills historically reported results of its swine business together with its feed business. Our crop seed segment sells seed for a variety of crops, including alfalfa, corn, soybeans and forage and turf grasses. Our swine segment produces and markets both young feeder pigs and mature market hogs. Our agronomy segment distributes crop nutrient and crop protection products. Historically, our agronomy segment consisted primarily of the assets we contributed to Agriliance, LLC ("Agriliance"), our unconsolidated joint venture. Since the contribution of those assets to Agriliance at the end of July 2000, our investment has been accounted for on the equity method through our agronomy segment, along with the agronomy assets we retained. Our membership interest in CF Industries, Inc. ("CF Industries"), an inter-regional plant food manufacturing cooperative, is accounted for through this segment on a cost basis. We also derive a portion of revenues and income from other related businesses, which are insignificant to our overall results. We allocate corporate administration expense to all five of our business segments using two methodologies; direct usage for services for which we are able to track this usage, such as payroll and legal, and invested capital for all other expenses. A majority of these costs is allocated based on direct usage. We allocate these costs to segments whether or not they are solely composed of investments and joint ventures.

Unconsolidated Businesses

    We have investments in certain entities that are not consolidated in our financial statements. In 2002, income from our unconsolidated businesses amounted to $22.7 million, compared to income of $48.6 million in 2001 and a loss of $35.6 million in 2000. Our investment in unconsolidated businesses as of December 31, 2002 was $545.6 million, compared to $568.1 million as of December 31, 2001 and $465.8 million as of December 31, 2000. Cash flow from our investment in unconsolidated businesses in 2002 was $27.4 million, compared to $5.4 million in 2001 and $25.4 million in 2000.

    Agriliance and CF Industries constitute the most significant of our investments in unconsolidated businesses, both of which are reflected in our agronomy results. Our investment in, and earnings from, Agriliance and CF Industries were as follows as of and for the year ended:

                                                     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                        2002             2001             2000
                                                    -------------    -------------    -------------
                                                                     (IN MILLIONS)
AGRILIANCE:
  Investment................................           $  91.6          $  84.0          $  44.2
  Equity in earnings (loss).................              25.1             34.2            (32.4)

CF INDUSTRIES:
  Investment................................           $ 249.5          $ 248.5          $ 248.5
  Patronage income..........................                --               --               --


    In 2002, we received a cash distribution of $17.5 million from Agriliance, compared to no cash distributions in 2001 or 2000. We did not receive any cash distributions from CF Industries during these periods.

    Land O'Lakes, Cenex Harvest States Cooperatives ("CHS") and Farmland Industries contributed substantially all of their agronomy marketing assets to Agriliance in July 2000. The agronomy marketing operations of Land O'Lakes, CHS and Farmland Industries were previously managed through various operating entities. Land O'Lakes has a 50 percent equity ownership in Agriliance. The other 50 percent ownership interest in Agriliance is owned by United Country Brands (jointly owned by CHS and Farmland Industries). Land O'Lakes provides certain support services to Agriliance at competitive market prices. Agriliance was billed $8.3 million in 2002, $7.1 million in 2001 and $4.9 million in the five months ended December 31, 2000 for the support services. In addition, Land O'Lakes purchases insignificant amounts of product from Agriliance. The fiscal year of Agriliance ends on August 31. Unless otherwise indicated, references in this Annual Report on Form 10-K to the annual results of Agriliance are presented on a calendar year basis to conform to Land O'Lakes' presentation. Agriliance funds its operations from operating cash flows, an initial working capital contribution on formation and borrowings from unaffiliated third parties. Agriliance had entered into syndicated secured term and revolving credit arrangements in an aggregate amount of $407 million as of August 31, 2001. Since then, credit arrangements were renegotiated and as of December 31, 2002 amounted to $285 million. In addition, Agriliance has entered into a $200 million receivables securitization with CoBank. Neither Land O'Lakes nor any of the restricted subsidiaries guarantee these obligations. Land O'Lakes does not have an obligation to contribute additional capital to finance Agriliance's operations. Agriliance's performance reflects the seasonal nature of its business. Most of its annual sales and earnings, which are principally derived from the distribution of fertilizer and crop protection products manufactured by others, including CF Industries, occur in the first and second quarter of each year, with off-season losses in the third and fourth quarter. The equity in loss of $32.4 million from Agriliance that we recorded in 2000 reflected its operating results from July 29, 2000 through the end of the year, an off-season period. In contrast, the equity in earnings that we recorded for 2001 and 2002 included a full year of operations.

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

    We have an investment in CoBank, an agricultural cooperative bank, which amounted to $22.1 million on December 31, 2002, $21.5 million on December 31, 2001 and $20.6 million on December 31, 2000. This investment constitutes less than one percent of CoBank's total shareholder equity. We account for our investment in CoBank under the cost basis method of accounting. The investment consists of an initial nominal cash amount of $1,000 and equity additions based on a percentage (currently 10.0%) of our five-year average loan volume. Since CoBank operates as a cooperative, we receive patronage income from CoBank based on our annual loan volume with CoBank. This patronage income reduces our interest expense. We believe that these loan transactions are on terms comparable to those available to unaffiliated third parties.

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

    We use derivative commodity instruments, primarily futures contracts, in our operations to lock in our ingredient input prices, primarily for our product inputs such as milk, butter and soybean oil for dairy foods, soybean meal and corn for animal feed, and soybeans for crop seed. The degree of our hedging position varies from less than one percent for butter to nearly 100% for soybean oil. In addition, purchase agreements with various vendors are used to varying degrees to lock in input prices. This decreases our exposure to changes in commodity prices. We do not use derivative commodity instruments for speculative purposes. The futures contracts are not designated as hedges under Statement of Financial Accounting Standards "(SFAS)" No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked to market (either Chicago Mercantile Exchange or Chicago Board of Trade) on the last day of each month and gains and losses are recognized as an adjustment to cost of sales. Prior to 2001, we did not mark our derivative commodity instruments to market; instead, we recorded losses or gains only when realized.

    Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts based on an analysis of specific accounts, an analysis of historical trends, payment and write-off histories, current sales levels and the state of the economy. In addition, we estimate losses and retain reserves for the credit risk related to the repayment of the notes receivable with the qualifying special purpose entity ("QSPE") (See "Off-balance sheets arrangements"). Our credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts. However, unexpected changes in the financial strength of customers or changes in the state of the economy could result in write-offs which exceed estimates and negatively impact our financial results.

    Recoverability of Long-Lived Assets. Our test for goodwill impairment is a two-step process and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. We assess the recoverability of other long-lived assets at least annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies and/or changes in the economic environment in which we operate may result in future impairment charges.

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

    For the year ended December 31, 2002, our net earnings from member business were $86.6 million, excluding the portion (10% holdback) added to permanent equity. Of this amount, $96.9 million was applied to allocated patronage refunds and $(10.3) million was applied to deferred equities. The $96.9 million of allocated patronage refunds consisted of an estimated $4.2 million to be paid in cash in 2003 and $92.7 million to be retained as allocated member equities and revolved at a later time, subject to approval by the board of directors. The $(10.3) million of deferred equities represent losses from member businesses that are held in an equity reserve account rather than being allocated to members. For the year ended December 31, 2002 we had net earnings of $12.3 million applied to retained earnings, which represents permanent equity derived from non-member business, the 10% holdback of member earnings and income taxes.

    In 2002, we made payments of $37.9 million for the redemption of member equities. This included $20.2 million for the cash patronage portion of the 2001 earnings allocated to members. It also included $17.7 million for the revolvement of member equities previously allocated to members, and not paid as cash patronage, and the revolvement of a portion of equities issued in connection with the 1998 acquisitions of Dairyman's Cooperative Creamery Association and certain assets of Countrymark Cooperative.


Wholesaling and Brokerage Activities

    Our dairy foods segment operates a wholesale milk marketing program. We purchase excess raw milk over our production needs from our members and sell it directly to other dairy processors. We generate losses or insignificant earnings on these transactions; however, there are three principal reasons for doing this: first, we need to sell a certain percentage of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which lowers our input cost of milk for the manufacture of dairy products; second, it reduces our need to purchase raw milk from sources other than members during periods of low milk production in the United States (typically August, September and October) and third, it ensures that our members have a market for the milk that they produce during periods of high milk production. In 2002, we sold 6,074.6 million pounds of milk, which resulted in $827.0 million of net sales or 28.5% of our dairy foods segment's net sales for that period, with cost of sales exceeding net sales by $3.3 million.

    Our animal feed segment, in addition to selling its own products, buys and sells or brokers for a fee soybean meal and other feed ingredients. We market these ingredients to our local member cooperatives and to other feed manufacturers, which use them to produce their own feed. Although this activity generates substantial revenues, it is a very low-margin business. We are generally able to obtain feed inputs at a lower cost as a result of our ingredient merchandising business because of lower per unit shipping costs associated with larger purchases and volume discounts. In 2002, ingredient merchandising generated net sales of $489.7 million, or 20.0% of total animal feed segment net sales, and a gross profit of $13.6 million, or 4.7% of total animal feed segment gross profit.

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

    Dairy Foods. Raw milk is the major commodity input for our dairy foods segment. In 2002, our raw milk input cost was $1,659.7 million, or 60.6% of the cost of sales for our dairy foods segment. Cream, butter and bulk cheese are also significant dairy foods commodity inputs. Cost of sales for these inputs was $201.3 million for cream, $93.5 million for butter and $273.0 million for bulk cheese in 2002. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

    The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products produced. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. In 2002, bulk cheese, which is generally sold the day made, represented $251.7 million, or 8.7% of our dairy foods segment's net sales. Other products, such as private label butter, which have significant net sales, are also generally sold shortly after they are made.

    We also maintain significant inventories of butter and cheese for sale to our retail and food service customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. In 2002, branded and private label retail, deli and foodservice net sales of cheese and butter represented $1,012.4 million, or 34.9% of our dairy foods segment's net sales.

    We maintain a sizable dairy manufacturing presence in the Upper Midwest. This region has seen significant declines in cow numbers. Since 1990, cow numbers declined 16% in Minnesota and 14% in Wisconsin. Over the same period, the Minnesota/Wisconsin share of nationwide dairy manufacturing volume has declined from 40% to 28%. This decline has put pressure on our Upper Midwest milk input costs and has resulted in significant losses to our company in 2002. We have closed our Perham plant in January 2003 and will continue to explore additional initiatives to improve our Upper Midwest dairy infrastructure in an effort to increase efficiencies and reduce costs. Based on the initiatives we have started in 2002, we incurred $9.5 million in restructuring and impairment charges related to the Upper Midwest in 2002.

    Reduced margins on our mozzarella and whey products also have had a negative impact not only on our Upper Midwest operations but also on our Cheese & Protein International LLC operations. Demand for mozzarella and whey has softened which, together with anticipated increases in mozzarella capacity in the industry, has placed downward pressure on the margins these products generate. We expect that the reduced margins will continue at least through 2003. In addition, we increased our ownership position in Cheese & Protein International LLC from 70% to 95% in 2002.

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

    As dairy production shifted from the Upper Midwest to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. Complete feed is manufactured feed which meets the complete nutritional requirements of animals, whereas a simple blend is a blending of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional needs. This change in product mix is a result of differences in industry practices. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers will purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our Western feed region and increases in our subsidiaries that manufacture premixes in the Western area. In addition, the increase in vertical integration of swine and poultry producers has impacted our feed product mix by increasing sales of lower-margin feed products.

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

    Under the farrow-to-finish program, we produce and sell market hogs. Historically, market hog price fluctuations have resulted in volatility in our net sales and earnings. In order to mitigate this risk, we have committed to sell substantially all of the market hogs we produce annually through 2005 to IBP, inc. under a packer agreement. Under this packer agreement, we are paid market prices for our hogs with a settlement based on the sales price of the pork products produced from those hogs. This approach mitigates some of the volatility under this program because market hog and pork product margins do not tend to move together. We sell the balance of our market hogs on the open market. We sell feeder pigs on the open market, as well, depending on sow farm performance and finishing space limitations. In 2002, we sold approximately 20% of our feeder pig volume on the open market.

    Under the cost-plus program, we provide minimum hog price guarantees to producers in exchange for swine feed sales and profit participation. We are in the process of phasing out our existing cost-plus contracts and will not be entering into new ones under the current structure. The majority of the cost-plus contracts will expire in late 2003 and early 2004, and the last cost-plus contracts will expire in early 2005. The program incurred pretax losses of $5.7 million in 2002, minimal earnings in 2001 and a pretax loss of $2.0 million in 2000.

    Historically, Purina Mills reported results of its swine business together with its feed business. Accordingly, the portion of our swine business which we acquired from Purina Mills in October 2001 is reported within our feed segment. Purina Mills operates its swine business under the pass-through program and the market risk sharing program. Under the pass-through program, we enter into commitments to purchase weanling and feeder pigs from producers and generally have commitments to immediately resell the animals to swine producers. The market risk sharing program provides minimum price floors to producers for market hogs. The price floor in our market risk sharing program floats with the market price of hogs and the cost of swine feed. In 2002, the Purina Mills swine business generated a loss of $3.9 million compared to losses of $0.1 million in 2001 and $6.4 million in 2000, primarily due to a decline in hog market prices.

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

    The following table lists each acquisition, joint venture and divestiture in excess of $50 million in asset value since 1999.

           YEAR      NAME                                    TRANSACTION                            TOTAL ASSETS
           ----      ----                                    -----------                            ------------
           2002      None

           2001      Purina Mills........................    Acquisition for cash of                $540.5 million
                                                             stock of commercial and
                                                             lifestyle feed company
                                                             (October 2001)

           2000      Madison Dairy Produce Co............    Acquisition for cash of                $59.3 million
                                                             private label butter company
                                                             (January 2000)

                     Fluid dairy assets..................    Divestiture for cash of                $112.2 million
                                                             fluid dairy assets (July
                                                             2000)

                     Land O'Lakes Farmland Feed..........    Joint venture with Farmland            $91.7 million
                                                             Industries involving                   (our contribution)
                                                             transfer of existing Land
                                                             O'Lakes animal feed business
                                                             (October 2000)

                     Agriliance..........................    Joint venture with United              $79.5 million
                                                             Country Brands involving               (our contribution)
                                                             transfer of certain Land
                                                             O'Lakes agronomy assets
                                                             (July 2000)

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

                     Agro Distribution...................    Investment in joint venture            $50.0 million
                                                             with CHS Cooperatives (June
                                                             1999) formed to acquire
                                                             selected northern and
                                                             southern ag retail
                                                             distribution assets from
                                                             Terra Industries


    In June 1999, certain of the northern and southern retail agronomy assets of Terra Industries were acquired by Agro Distribution, our unconsolidated joint venture with CHS Cooperatives, which was subsequently contributed to Agriliance. The objective of this acquisition was to sell each retail agronomy location to one or more of our local cooperative members. Nearly all of the northern locations were sold. We were unable to sell most of the southern locations and decided in the fall of 2001 to continue to operate these southern retail agronomy assets. Operation of these locations resulted in significant losses 2001. These losses were recorded through our investment in Agriliance as equity in earnings or loss from affiliated companies. Agro Distribution's losses on operation of these locations aggregated $3.3 million and $36.8 million for the twelve months ended December 31, 2002 and 2001, respectively, with Land O'Lakes recording 50% of these losses in equity in loss of affiliated companies. New initiatives implemented in late 2001 resulted in reduced losses in 2002.


    In October 2001, we acquired Purina Mills, Inc. The total purchase price of the Purina Mills acquisition was $358.6 million. The acquisition added $86.9 million of goodwill and $98.9 million of other intangible assets to our balance sheet. This acquisition resulted in a substantial increase in our leverage (long-term debt, including Capital Securities, to capital) from 43.5% at December 31, 2000 to 51.1% at December 31, 2002 and increased interest costs by approximately $40 million in 2001 and approximately $38 million in 2002. Given the nature of products sold by Purina Mills and its distribution network, the Purina Mills business has a higher gross margin rate and a higher rate of selling, general and administration expense as a percent of sales than the Land O'Lakes Farmland Feed business. By the end of 2002, we implemented programs that will enable us to generate recurring annual cost savings of approximately $47 million as a result of the acquisition, relative to costs that would have been incurred separately.

In 2002, we generated $34.9 million in savings, which were partially offset by plant closings, severance, employee relocation and information technology integration costs of $27.1 million.


RESULTS OF OPERATIONS

                                                                               YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------------------
                                                            2002                        2001                        2000
                                                  ------------------------     ------------------------     --------------------
                                                                   % OF                         % OF                      % OF
                                                                    NET                          NET                       NET
                                                  $ AMOUNT         TOTAL       $ AMOUNT         TOTAL       $ AMOUNT      SALES
                                                  ----------    ----------     ----------      --------     ----------   -------
                                                                            (DOLLARS IN MILLIONS)

NET SALES
Dairy foods .................................     $  2,899.1          49.6     $  3,463.5          59.1     $  3,098.2      54.6
Animal feed .................................        2,444.7          41.8        1,864.0          31.8        1,182.2      20.8
Crop seed ...................................          406.9           7.0          413.6           7.1          365.5       6.4
Swine .......................................           83.2           1.4          109.9           1.9          102.0       1.8
Agronomy ....................................             --            --             --            --          857.0      15.1
Other .......................................           13.0           0.2           13.5           0.1           67.9       1.3
                                                  ----------    ----------     ----------      --------     ----------   -------
  Total net sales ...........................     $  5,846.9                   $  5,864.9                   $  5,672.8
                                                  ==========                   ==========                   ==========


                                                                   % OF                         % OF                      % OF
                                                                    NET                          NET                       NET
                                                  $ AMOUNT         SALES       $ AMOUNT         SALES       $ AMOUNT      SALES
                                                  ----------    ----------     ----------      --------     ----------   -------
COST OF SALES
Dairy foods .................................     $  2,739.8          94.5     $  3,228.4          93.2     $  2,823.0      91.1
Animal feed .................................        2,155.3          88.2        1,691.3          90.7        1,064.8      90.1
Crop seed ...................................          353.9          87.0          354.2          85.6          308.5      84.4
Swine .......................................           93.5         112.4           97.0          88.3           93.4      91.6
Agronomy ....................................             --            --             --            --          794.6      92.7
Other .......................................            7.9          60.8            7.7          57.0           61.8      91.0
                                                  ----------    ----------     ----------      --------     ----------   -------
  Total cost of sales .......................        5,350.4          91.5        5,378.6          91.7        5,146.1      90.7

SELLING, GENERAL AND ADMINISTRATION
Dairy foods .................................          155.5           5.4          168.9           4.9          203.3       6.6
Animal feed .................................          245.5          10.0          133.4           7.2           84.4       7.1
Crop seed ...................................           45.9          11.3           49.2          11.9           44.0      12.0
Swine .......................................            5.9           7.1            5.2           4.7            7.9       7.7
Agronomy ....................................           18.9            --           16.4            --           39.5       4.6
Other .......................................            9.8          74.6            8.9          65.9           10.2      15.0
                                                  ----------    ----------     ----------      --------     ----------   -------
  Total selling, general and
       administration .......................          481.5           8.2          382.0           6.5          389.3       6.9
Restructuring and impairment charges ........           31.4           0.5            3.7           0.1           54.2       1.0
                                                  ----------    ----------     ----------      --------     ----------   -------
(Loss) earnings from operations .............          (16.4)          0.3          100.6           1.7           83.2       1.5
Interest expense, net .......................           68.8           1.2           55.7           0.9           52.4       0.9
Gain on legal settlements ...................         (155.5)          2.7           (3.0)          0.1             --        --
Gain on sale of intangible ..................           (4.2)          0.1             --            --             --        --
Gain on divestiture of businesses ...........           (5.0)          0.1             --            --          (89.0)      1.6
Loss (gain) on extinguishment of debt .......           --              --           23.5           0.4           (4.4)      0.1
Equity in (earnings) loss of affiliated
  companies .................................          (22.7)          0.4          (48.6)          0.8           35.6       0.6
Minority interest in earnings (loss) of
  subsidiaries ..............................            5.5           0.1            6.9           0.1           (1.4)      0.0
                                                  ----------    ----------     ----------      --------     ----------   -------
Earnings before income taxes ................           96.7           1.7           66.1           1.1           90.0       1.6
Income tax benefit ..........................           (2.2)          0.0           (5.4)          0.1          (12.9)      0.2
                                                  ----------    ----------     ----------      --------     ----------   -------
Net earnings ................................     $     98.9           1.7     $     71.5           1.2     $    102.9       1.8
                                                  ==========    ==========     ==========      ========     ==========   =======


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

NET SALES

    Net sales in 2002 decreased $18.0 million, or 0.3%, to $5,846.9 million, compared to net sales of $5,864.9 million in 2001. The decrease was primarily attributed to declines in dairy foods, animal feed and swine sales, partially offset by the acquisition of Purina Mills in October 2001, which contributed $686.8 million in incremental sales in 2002.

    Dairy Foods. Net sales in 2002 decreased $564.8 million, or 16.3%, to $2,899.1 million, compared to net sales of $3,463.9 million in 2001. In 2002, average commodity prices for butter decreased $0.55 or 33.3% per pound, while average commodity prices for cheese decreased $0.25 or 17.5% per pound compared to the same period in 2001. The impact of these market price changes decreased net sales of butter by $205.0 million and decreased net sales of cheese by $52.5 million. However, the prices retailers set for branded butter did not follow trends in the commodity butter markets. Retail prices for branded butter remained high, which resulted in declines in sales volumes as consumers shifted to substitute products or reduced consumption. Retail branded butter and spreads volumes decreased 3.5 million pounds and 5.9 million pounds, respectively, representing a decrease in net sales of $8.1 million and $4.5 million, respectively, from the same period last year. On the other hand, private label butter volumes increased 15.1 million pounds and increased sales $25.6 million over the prior year. Foodservice butter volumes decreased 3.8 million pounds over the prior year and decreased sales by $7.4 million. Bulk cheese sales decreased $56.6 million for the period ended December 31, 2002 compared to the twelve months ended December 31, 2001. Deli cheese volumes decreased 4.6 million pounds from the prior year, which resulted in a reduction of sales of $8.8 million. Nonfat dry milk powder, private label butter and cheese sales in the Western Region decreased $35.7 million, $33.6 million and $23.2 million, respectively. The decline in powder sales was due to changes in production schedules at our dairy plants, which resulted in reduced powder byproduct availability, while the decline in butter and cheese sales was due to a combination of decreased market prices and volume declines. Sales decreased $14.5 million as a result of exiting our cheese manufacturing business in Poland. Sales also decreased $13.7 million due to the formation of our Advanced Food Products joint venture in 2001. Sales in 2002 under our wholesale milk marketing program decreased $108.5 million, or 11.6%, to $827.0 million, compared to $935.5 million in 2001. Volume changes in exports, foodservice cheese and other product categories accounted for the remaining sales decrease of $18.3 million.

    Animal Feed. Net sales in 2002 increased $580.7 million, or 31.2%, to $2,444.7 million, compared to net sales of $1,864.0 million in 2001. The acquisition of Purina Mills contributed $686.8 million in incremental sales. This increase was partially offset by declines in Land O'Lakes Farmland Feed branded sales. Sales of bulk phosphates decreased $19.2 million due to the sale of this business to a third party in the first quarter of 2002. Sales in our Land O'Lakes Farmland Feed animal health products decreased $17.5 million as a result of a realigned marketing arrangement with a large vendor whereby the vendor sells product directly to our customers in exchange for a margin-based fee. Swine feed sales of our Land O'Lakes Farmland Feed branded products decreased $16.3 million as a result of decreased volumes and depressed market prices for hog producers caused, in part, by excess food proteins in the U.S. market. Sales in our wholly and majority owned subsidiaries declined $15.7 million primarily as the result of exiting a joint venture operation manufacturing catfish feeds early in 2002. Sales in our International division decreased $12.4 million, primarily as a result of exiting our Poland operations. Sales in our medicated feed additives business declined $5.1 million due to lower volumes. Sales of Land O'Lakes Farmland Feed branded beef feeds decreased $4.8 million, primarily due to the effect of warmer than average winter weather in early 2002 and excess food proteins in the U.S. market. Sales in our warehouse ingredient area declined by $3.1 million due to lower volumes. On the other hand, sales in our animal milk products area increased $2.3 million as a result of strong volumes. Sales in our dairy feeds area increased $1.5 million, driven by strong sales of simple blends in our Western region. Changes in other feed categories amounted to a decrease of $12.7 million. Finally, sales from ingredient merchandising decreased $10.6 million, or 2.2%, from $500.2 million in 2001 to $489.7 million in 2002.

    Crop Seed. Net sales in 2002 decreased $6.7 million, or 1.6%, to $406.9 million, compared to net sales of $413.6 million in 2001. Continued volume growth in both proprietary and partnered categories resulted in increased sales of corn of $21.9 million, or 21.4%. As in 2001, we shipped product early in the fourth quarter of 2002 which resulted in incremental sales of $12.4 million, primarily in partnered corn and soybean seed. A change in billing for technology fees collected on behalf of one of our third-party suppliers added $10.8 million to sales and cost of sales. However, these sales increases were more than offset by volume declines in other seed categories, such as soybeans and turf seed. Soybean sales declined $36.8 million in 2002, or 23.8%, mainly as the result of less acres planted, the discontinuance of a partnered soybean brand and smaller seed sizes. Turf sales declined $9.6 million, or 23.9%, primarily due to decreased volumes as a result of weak turf markets. Volume declines in other seed categories resulted in a sales decrease of $5.4 million.

    Swine. Net sales in 2002 decreased $26.7 million, or 24.3%, to $83.2 million, compared to $109.9 million in 2001. The number of market hogs sold decreased by 91,807 and the average weight per market hog sold decreased 1.8 pounds, with a corresponding sales decrease of $11.7 million. Reduced consumer demand, caused, in part, by a protein glut in the U.S. markets, decreased the average market price in 2002 to $36.06 per hundredweight versus an average market price of $46.52 in 2001. The decrease in average market hog prices of $10.46 per hundredweight decreased sales by $14.5 million. We signed a packer agreement with IBP, inc. effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. In 2002, this agreement increased our sales by $2.9 million compared to 2001. The number of feeder pigs sold under contract increased by 9,216, with a corresponding sales increase of $0.5 million. The average price per feeder pig sold under contract decreased $0.48 from $48.04 in 2001 to $47.56 in 2002, which decreased sales by $0.3 million. This decrease was due primarily to the fact that some contracts are based on futures markets. The average price per feeder pig sold on the open market decreased $14.84, from $49.17 in 2001 to $34.33 in 2002, which decreased sales by $2.6 million.

COST OF SALES

    Cost of sales in 2002 decreased $28.2 million, or 0.5%, to $5,350.4 million, compared to cost of sales of $5,378.6 million in 2001. Cost of sales as a percent of net sales decreased 0.2 percentage points to 91.5% for 2002, compared to 91.7% for the prior year. While the acquisition of Purina Mills contributed to the decrease in our cost of sales as a percent of net sales due to a higher-margin product mix, it added significantly to our cost of sales, resulting in an increase of $570.3 million. This increase was partially offset by lower cost of sales in dairy foods. In 2002, patronage income from other cooperatives that was directly attributable to product purchases amounted to $4.7 million, compared to $6.2 million in 2001. Our cost of sales was reduced by these amounts.

    Dairy Foods. Cost of sales in 2002 decreased $488.6 million, or 15.1%, to $2,739.8 million, compared to cost of sales of $3,228.4 million in 2001. In 2002, average butter market prices decreased $0.55 per pound, while average cheese market prices decreased $0.25 per pound compared to the same period in 2001. The impact of these market price changes decreased cost of sales of butter by $182.0 million and decreased cost of sales of cheese by $52.2 million. Increased volumes of private label butter sales increased cost of sales $24.2 million over the prior year. Foodservice butter volume decreases resulted in decreased cost of sales of $7.1 million. Reduced sales of bulk cheese and deli cheese resulted in decreased cost of sales of $53.3 million and $7.4 million, respectively. Cost of sales for nonfat dry milk powder, private label butter and cheese in the Western region decreased $40.2 million, $25.6 million and $12.8 million, respectively. Higher milk input costs in the Upper Midwest driven, in part, by lower federal order pool returns resulted in increased cost of sales of $7.4 million. Cow numbers and milk production have declined in both Minnesota and Wisconsin, resulting in competitive pressures for milk and higher milk procurement costs. The decision to exit our cheese manufacturing operations in Poland reduced cost of sales by $13.9 million. The formation of our Advanced Food Products joint venture in 2001 decreased cost of sales by $12.6 million. Cost of sales in 2002 under our wholesale milk marketing program decreased $105.4 million, or 11.3%, to $830.3 million, compared to $935.7 million in 2001. Reduced energy costs in 2002 decreased cost of sales by $9.8 million, as compared to 2001. Cost of sales includes $25.1 million from the start-up of Cheese & Protein International's cheese and whey plant in Tulare, California. Finally, cost of sales for other products decreased $23.0 million over the prior-year period. Cost of sales as a percent of net sales increased 1.3 percentage points from 93.2% in 2001 to 94.5% in 2002, primarily due to lower sales volumes and decreased commodity prices for butter and cheese.

    Animal Feed. Cost of sales in 2002 increased $464.0 million, or 27.4%, to $2,155.3 million compared to $1,691.3 million in 2001. The acquisition of Purina Mills added $570.3 million in cost of sales in 2002. This increase was partially offset by a decrease in Land O'Lakes Farmland Feed branded product lines. Cost of sales in our wholly and majority owned subsidiaries declined $18.5 million, primarily the result of exiting a joint venture manufacturing catfish feed in early 2002. Cost of sales of bulk phosphates decreased $17.0 million as we sold this business during the first quarter of 2002. Cost of sales for Land O'Lakes Farmland Feed animal health products decreased $16.6 million as a result of a realigned marketing arrangement with a large vendor whereby the vendor sells product directly to our customers in exchange for a margin-based fee. Land O'Lakes Farmland Feed branded swine cost of sales decreased $9.6 million. Cost of sales in our International division decreased $10.5 million primarily due to the exit of our Mexico and Poland operations in 2002. Land O'Lakes Farmland Feed branded beef feeds cost of sales decreased $2.3 million, due to slower sales as a result of warm winter weather early in 2002. Cost of sales in our warehouse ingredients and medicated feed additives areas declined $1.9 million and $2.6 million, respectively, due to lower volumes. Cost reductions from the integration efforts related to Purina Mills reduced our cost of sales by $7.8 million. Cost of sales in our dairy feed area increased $3.0 million, primarily as a result of strong sales in our Western region. Patronage income, which is recorded as a reduction of cost of sales, decreased $2.9 million. An unrealized hedging gain in 2002 related to corn and soybean meal futures contracts decreased cost of sales by $0.2 million, compared to an increase from an unrealized hedging loss of $3.7 million in 2001, resulting in a cost of sales decrease of $3.9 million. Cost of sales decreased $10.4 million as a result of the decline in ingredient merchandising sales. Cost of sales as a percent of net sales decreased 2.5 percentage points, from 90.7% in 2001 to 88.2% in 2002. The decrease was due primarily to certain Purina Mills products, which carry a comparatively higher margin than our traditional product lines, stronger margins in our aquaculture area and strong sales in our milk replacer areas. IOIC as a percent of cost of sales increased to 25.2% in 2002 from 19.3% in 2001 due to the change in product mix and the unrealized hedging gains and losses noted above.

    Crop Seed. Cost of sales in 2002 decreased $0.3 million, or 0.1%, to $353.9 million, compared to cost of sales of $354.2 million in 2001. Continued volume growth in both proprietary and partnered categories resulted in increased cost of sales for corn of $16.1 million, or 17.6%. As in 2001, we shipped product early in the fourth quarter of 2002 which resulted in incremental cost of sales of $13.8 million, primarily in partnered corn and soybean seed. A change in billing for technology fees collected on behalf of one of our third-party suppliers added $10.8 million to cost of sales. This increase in cost of sales was more than offset by cost of sales declines in other seed categories, such as soybeans and turf seed. Cost of sales for soybeans declined $31.1 million in 2002, or 22.9%, mainly as the result of less acres planted, the discontinuance of a partnered soybean brand and smaller seed sizes. Cost of sales for turf seed declined $9.6 million, or 27.0%, primarily due to decreased volumes as a result of weak turf markets. Changes in product mix, particularly in alfalfa, accounted for an increase in cost of sales of $4.3 million. An unrealized hedging gain on soybean futures contracts of $2.3 million in 2002, compared to an unrealized hedging loss of $2.3 million in 2001, decreased cost of sales by $4.6 million. Cost of sales as a percent of net sales increased 1.4 percentage points, from 85.6% in 2001 to 87.0% in 2002, primarily due to a change in product mix.

    Swine. Cost of sales in 2002 decreased $3.5 million, or 3.6%, to $93.5 million, compared to $97.0 million in 2001. Reduced unit sales decreased cost of sales by $9.7 million. In our cost-plus program, the decreased market price fell below the program's floor price to independent producers, which increased cost of sales by $6.2 million. Improved productivity decreased the cost per unit, which decreased cost of sales by $0.5 million. An unrealized hedging loss increased cost of sales by $0.9 million in 2002, compared to an unrealized hedging loss of $0.4 million in 2001, resulting in a net increase in cost of sales of $0.5 million. Cost of sales as a percent of net sales increased 24.1 percentage points from 88.3% to 112.4% of sales, primarily due to the decrease in hog market prices which lowered swine net sales.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense in 2002 increased $99.4 million, or 26.0%, to $481.4 million, compared to selling, general and administration expense of $382.0 million in 2001. Selling, general and administration expense as a percent of net sales increased 1.7 percentage points from 6.5% in 2001 to 8.2% in 2002. The acquisition of Purina Mills in October 2001 contributed $83.0 million in incremental selling, general and administration expense and increased our selling, general and administration expense as a percent of net sales by 1.4 percentage points.

    Dairy Foods. Selling, general and administration expense in 2002 decreased $13.4 million, or 7.9%, to $155.5 million, compared to $168.9 million in 2001. A reduction of advertising and promotion expense of $4.9 million, reduced administrative expense of $3.5 million and the reversal of a $3.0 million legal reserve originally expensed in 2001, due to a favorable judgment (net effect $6.0 million) were the primary components of the decrease. Selling, general and administration expense as a percent of net sales increased 0.5 percentage points from 4.9% in 2001 to 5.4% in 2002 due to lower sales volumes.

    Animal Feed. Selling, general and administration expense in 2002 increased $112.1 million, or 84.0%, to $245.5 million, compared to $133.4 million in 2001. The majority of this increase was related to the acquisition of Purina Mills, which contributed $83.0 million in increased selling, general and administration expense. In addition, we incurred one-time integration costs of $14.6 million related to the Purina Mills acquisition, including $6.8 million in information systems integration costs and $3.1 million in relocation expense. We also incurred an additional $2.1 million in bad debt expense in 2002. Gains on the disposal of fixed assets decreased by $2.9 million. In 2001, we experienced a gain of $1.0 million in producer loan reserves that did not occur in 2002. Selling, general and administration expense as a percent of net sales increased
2.8 percentage points from 7.2% in 2001 to 10.0% in 2002. Other income and expense increased $6.6 million from 2001 to 2002 as a result of charges from the receivables securitization.

    Crop Seed. Selling, general and administration expense in 2002 decreased $3.3 million, or 6.7%, to $45.9 million, compared to $49.2 million in 2001. Cost reduction efforts, reduced research and development spending, and decreased information systems spending are the primary reasons for the decrease. Selling, general and administration expense as a percent of net sales decreased
0.6 percentage points, from 11.9% in 2001 to 11.3% in 2002.

    Swine. Selling, general and administration expense in 2002 increased $0.7 million, or 13.5%, to $5.9 million, compared to $5.2 million in 2001. Excluding a $1.9 million gain from the sale of an investment in 2001, selling, general and administration expense in 2002 decreased $1.2 million, or 16.9%, to $5.9 million, compared to $7.1 million in 2001, due mostly to reduced staffing. Excluding the gain, selling, general and administration expense as a percent of net sales increased 0.8 percentage points, from 6.3% in 2001 to 7.1% in 2002, primarily due to the decrease in hog market prices which lowered swine net sales.

    Agronomy. Selling, general and administration expense in 2002 increased $2.5 million, or 15.2%, to $18.9 million, compared to $16.4 million in 2001, primarily as a result of environmental reserves for potential liabilities prior to the formation of Agriliance.

RESTRUCTURING AND IMPAIRMENT CHARGES

    In 2002, Land O'Lakes recorded restructuring and impairment charges of $31.4 million, compared to $3.7 million in 2001. Dairy Foods recorded a $19.6 million restructuring and impairment charge in 2002, of which $15.2 million was related primarily to the write-down of certain impaired plant assets to their estimated fair value in anticipation of plant closings, and $4.4 million was related to employee severance and outplacement costs for 374 employees at various locations. Animal feed recorded an $11.8 million restructuring and impairment charge, of which $3.1 million primarily was related to the write-down of certain impaired plant assets to their estimated fair value, and $8.7 million was related to employee severance and outplacement costs for 375 employees at various locations. Restructuring and impairment charges in 2001 included a $1.7 million restructuring charge by Dairy Foods for employee severance and outplacement costs for 63 employees at a manufacturing facility, a $6.0 million impairment charge related to a feed operation in Mexico, a $1.8 million impairment charge related to the write-down of Swine assets to their estimated fair value and a $5.7 million reversal of charges taken in 2000. The 2001 reversal was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

INTEREST EXPENSE

    Interest expense in 2002 was $68.8 million, compared to $55.7 million in 2001. The $13.1 million, or 23.5%, increase primarily resulted from increased borrowing to finance the Purina Mills acquisition in October 2001. Average debt balances increased by $150.6 million over 2001. CoBank patronage reduced interest expense by $0.9 million in 2002, compared to $1.3 million in 2001. Combined interest rates for borrowings, excluding CoBank patronage, averaged 7.0% in 2002, compared to 6.5% in 2001.

GAIN ON LEGAL SETTLEMENTS

    In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, we were a party to this action as a member of the class. In February 2000, however we decided to pursue our claims against the defendants outside the class action. During the period commencing January 2002 through December 2002, we recorded a gain of $155.5 million on vitamin settlements. These settlements were with those defendants who supplied the vast majority of the vitamin purchases under dispute. In 2001, we recorded a gain on legal settlements of $3.0 million.

GAIN ON SALE OF INTANGIBLE

    In 2002, we recorded a gain of $4.2 million on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.

GAIN ON DIVESTITURE OF BUSINESSES

    In 2002, we recorded a gain of $4.0 million on the divestiture of selected seed businesses, a gain of $1.3 million on the divestiture of our dairy foods Poland business and a loss of $0.3 million on the divestiture of other businesses, resulting in a total gain of $5.0 million. In 2001, we recorded no gain or loss on divestitures.

LOSS (GAIN) ON EXTINGUISHMENT OF DEBT

    In 2002, we did not record a loss or gain on extinguishment of debt. In 2001, we incurred a loss on extinguishment of debt of $23.5 million on the refinancing of our debt in conjunction with the Purina Mills acquisition.

EQUITY IN LOSS OR EARNINGS OF AFFILIATED COMPANIES

    In 2002, equity in earnings of affiliated companies was $22.7 million, compared to earnings of $48.6 million in 2001. Results in 2002 included earnings from Agriliance of $25.1 million, a loss from our Melrose Dairy Proteins LLC joint venture of $5.2 million and a loss from MoArk of $2.9 million, partially offset by earnings from our Advanced Food Products joint venture of $4.0 million and earnings from other affiliated companies. Results in 2001 included earnings from Agriliance of $34.2 million, earnings from various dairy, feed and swine joint ventures of $12.6 million and earnings from MoArk of $1.8 million.

MINORITY INTEREST IN LOSS OR EARNINGS OF SUBSIDIARIES

    In 2002, we recorded minority interest in earnings of subsidiaries of $5.5 million, compared to earnings of $6.9 million in 2001. Minority interest in earnings was derived primarily from animal feed related subsidiaries, while in 2001 minority interest in earnings of animal feed related subsidiaries was partially offset by minority interest in the loss of dairy foods and other consolidated subsidiaries.

INCOME TAXES

    We recorded an income tax benefit of $2.2 million in 2002, compared with a tax benefit of $5.4 million in 2001. The tax benefit resulted from losses in our dairy foods industrial operations and Cheese & Protein International LLC joint venture, as well as non-member losses in our swine business and in MoArk, an affiliated company, which more than offset the tax expense related to the unallocated gain on legal settlements. The effect of allocated patronage refunds reduced our statutory tax rate from 35.0% to a tax credit of 0.1% for 2002, compared to a tax credit of 2.4% in 2001. The effect of foreign operations and other factors further reduced our tax rate, resulting in an effective tax rate of (2.3) % for 2002, compared to an effective tax rate of (8.2) % in 2001.

NET EARNINGS

    Net earnings increased $27.4 million to $98.9 million in 2002, compared to $71.5 million in 2001. Net earnings in 2002 include a gain on legal settlements of $129.3 million, net of income tax expense of $26.3 million, while net earnings in 2001 include a gain on legal settlements of $2.7 million, net of income tax expense of $0.3 million.

ALLOCATION OF NET EARNINGS

    In 2002, net earnings of $86.6 million from member business were allocated to member equities, and retained earnings increased by $12.3 million, reflecting primarily the portion of the gain on legal settlements that pertains to non-member business, partially offset by non-member losses in Swine and Dairy Foods industrial operations. In 2001, net earnings of $73.3 million were allocated to member equities, and retained earnings were reduced by $1.8 million, reflecting minor losses in non-member business.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET SALES

    Net sales in 2001 increased $192.1 million, or 3.4%, to $5,864.9 million, compared to net sales of $5,672.8 million in 2000. Excluding the effects of the contribution of certain of our agronomy assets to the Agriliance joint venture on July 29, 2000, the formation of the Advanced Food Products joint venture in March 2001 and the divestiture of our fluid dairy assets in July 2000, net sales in 2001 increased $1,284.3 million, or 28.1%, from $4,567.0 million in 2000 to $5,851.3 million in 2001. The increase was primarily attributed to the full-year effect of the Land O'Lakes Farmland Feed joint venture, which began operations in October 2000, increased average commodity dairy prices and the acquisition of Purina Mills in October 2001.

    Dairy Foods. Net sales in 2001 increased $365.7 million, or 11.8%, to $3,463.9 million, compared to net sales of $3,098.2 million in 2000. Excluding the effect of the fluid dairy divestiture and the Advanced Food Products joint venture, net sales increased $600.8 million, or 21.1%, from $2,849.4 million to $3,450.2 million. Average butter and cheese prices increased $0.49 per pound and $0.29 per pound, respectively, a significant increase compared to depressed prices which existed throughout 2000. The increase was driven by decreased milk supply as a result of the shrinking United States cow herds due to depressed prices in prior years. In general, we are able to pass through these higher prices. Consequently, favorable pricing increased net sales by $147.3 million for butter and $67.3 million for cheese. However, higher sales prices resulted in declines in dairy volumes as consumers shifted to substitute products or reduced consumption. Cheese volumes decreased 12.1 million pounds, representing a decrease in net sales of $22.0 million from the same period last year. Butter volumes were down 5.3 million pounds, representing a decrease in net sales of $8.8 million. In addition, the Gustine, CA cheese facility, acquired in July 2000, contributed $76.9 million in incremental sales to our dairy operations, and the Melrose, MN cheese joint venture in March 2001 resulted in $69.2 million of incremental sales. Sales of bulk cheese to co-packers and other manufacturers added $78.8 million in incremental sales. A combination of pricing and volume changes in other product categories accounted for the remaining increase of $107.5 million. Finally, sales in 2001 under our wholesale milk marketing program increased $84.6 million, or 11.8%, to $801.4 million, compared to $716.8 million in 2000. This increase was due to increases in the sale of milk to Dean Foods under an agreement established in July 2000 subsequent to Dean Foods' purchase of our fluid dairy assets.

    Animal Feed. Net sales in 2001 increased $681.8 million, or 57.7%, to $1,864.0 million, compared to net sales of $1,182.2 million in 2000. Most of the increase was a result of the full-year impact of the addition of Farmland Industries' feed assets to form the Land O'Lakes Farmland Feed joint venture, which accounted for $453.0 million of the growth in net sales from the prior period. The growth in sales in ingredient merchandising of $207.0 million, or 65.3%, from $316.8 million in 2000 to $523.8 million in 2001 was also driven by the consolidation of Farmland Industries' ingredient merchandising results (and is included in the $453.0 million increase in net sales). The Purina Mills acquisition in October 2001 contributed $202.9 million in incremental feed sales. Additionally, in July 2000, we increased our ownership from 50% to 100% in Nutra-Blend, L.L.C. (a Midwestern premix production company); and as a result, we consolidated their financial results into ours. Prior to July 1, 2000, we recorded our share of income from Nutra-Blend as equity income. This change in ownership and the subsequent consolidation of results added $37.9 million of net sales. Sales reductions with some of our large poultry integrator customers amounted to $6.1 million and offset some of the above increases.

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

COST OF SALES

    Cost of sales in 2001 increased $232.5 million, or 4.5%, to $5,378.6 million, compared to cost of sales of $5,146.1 million in 2000. Cost of sales as a percent of net sales increased 1.0 percentage points to 91.7% for 2001, compared to 90.7% for the prior year. The formation of the Agriliance and Advanced Food Products joint ventures impacted our reported results because we no longer consolidate their results in our financial statements. In addition, we divested of our fluid dairy assets. Adjusting for the effects of these transactions, cost of sales increased $1,231.8 million, or 29.8%, to $5,366.0 million, compared to cost of sales of $4,134.2 million in 2000. Cost of sales as a percentage of net sales adjusted for the effects of these transactions increased 1.2 percentage points from 90.5% in 2000 to 91.7% in 2001. At the same time, the consolidation of our feed joint venture results in our financial statements added significantly to our cost of sales, resulting in an increase of $424.7 million. Higher average milk input costs and changes in our feed and seed product mix also contributed to the increase. For 2001, patronage income from other cooperatives that was directly attributable to product purchases amounted to $6.2 million, compared to $3.9 million for 2000. Our cost of sales was reduced by these amounts.

    Dairy Foods. Cost of sales in 2001 increased $405.4 million, or 14.4%, to $3,228.4 million, compared to cost of sales of $2,823.0 million in 2000. Cost of sales as a percent of sales increased 2.1 percentage points from 91.1% in 2000 to 93.2% in 2001. Excluding the effects of the divestiture of our fluid dairy assets and the formation of the Advanced Food Products joint venture, cost of sales increased $610.2 million to $3,215.8 million in 2001, compared to $2,605.6 million in 2000. Cost of sales as a percent of sales, excluding the effect of the divestiture and the joint venture, increased 1.8 percentage points, from 91.4% in 2000 to 93.2% in 2001. The increase in cost of sales was largely due to higher average milk costs and higher prices for bulk cheese and butter. Specifically, costs increased $147.3 million for butter and $67.3 million for cheese. These cost increases were partially offset by reduced sales volume, which decreased cost of sales by $20.9 million in cheese and $13.4 million in butter. The effect of the Melrose, MN joint venture and Gustine, CA cheese plant acquisition permitted us to sell more products and resulted in incremental cost of sales of $73.8 million and $71.6 million, respectively. Increased sales of bulk cheese to co-packers and other manufacturers contributed $74.6 million in incremental cost of sales growth. Finally, cost of sales for other products increased $105.1 million over the prior year. Energy costs increased by $8.9 million over the prior year. Plant underutilization in the Upper Midwest due to shrinking milk supplies also contributed to the increase in cost of sales. Cost of sales in 2001 under our wholesale milk marketing program increased $95.9 million, or 13.5%, to $806.8 million, compared to $710.9 million in 2000.

    Animal Feed. Cost of sales in 2001 increased $626.6 million, or 58.8%, to $1,691.3 million compared to $1,064.8 million in 2000. The majority of the increase in cost of sales was due to the Land O'Lakes Farmland Feed joint venture, which added $424.7 million in costs, including $252.5 million in ingredient merchandising cost. As a result, our ingredient merchandising cost of sales was $507.2 million for 2001, compared to $309.4 million in 2000, the increase being driven primarily by the addition of the Farmland Industries ingredient merchandising results. The acquisition of Purina Mills added $171.1 million in cost of sales for 2001, and the consolidation of Nutra-Blend added another $32.0 million in incremental cost of sales. Cost of sales as a percent of sales increased 0.6 percentage points, from 90.1% in 2000 to 90.7% in 2001. The increase was due primarily to lower margins on Farmland Industries products. Partially offsetting these lower-margin Farmland Industries products were certain Purina Mills product lines, which carry a comparatively higher margin than our traditional product lines. An unrealized hedging loss in 2001 related to corn and soybean meal futures contracts increased cost of sales by $3.7 million. Additionally, costs increased more than sales growth due to higher energy costs and plant employee costs, which resulted in $4.0 million of additional cost. IOIC as a percent of cost of sales decreased from 18.9% in 2000 to 18.5% in 2001 due to the change in product mix mentioned above.

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

SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense in 2001 decreased $7.3 million, or 1.9%, to $382.0 million, compared to selling and administration expense of $389.3 million in 2000. Selling and administration expense as a percent of sales decreased 0.4 percentage points from 6.9% in 2000 to 6.5% in 2001. Excluding the effects of the formation of our Agriliance and Advanced Food Products joint ventures and the divestiture of our fluid dairy assets, selling and administration expense increased $39.7 million, or 12.2%, to $365.0 million in 2001, compared to $325.3 million in 2000. The full-year effect of the formation of the Land O'Lakes Farmland Feed joint venture contributed to the increase. Selling, general and administration expense as a percent of sales excluding the effect of the divestiture and the formation of the Agriliance and Advanced Food Products joint ventures decreased 0.9 percentage points from 7.1% in 2000 to 6.2% in 2001.

    Dairy Foods. Selling, general and administration expense in 2001 decreased $34.4 million, or 16.9%, to $168.9 million, compared to $203.3 million in 2000. Selling and administration expense as a percent of sales decreased 1.7 percentage points from 6.6% in 2000 to 4.9% in 2001. Excluding the effects of the divestiture of our fluid dairy assets and the formation of the Advanced Food Products joint venture, selling and administration expense for 2001 was $168.4 million, down $10.5 million, or 5.9%, compared to $178.9 million in 2000. This decrease was primarily due to reductions in administration expense, partially offset by an increase in advertising and promotion expense of $4.9 million, primarily to promote our foodservice and branded deli cheese. Excluding the effects of the divestiture and the joint venture, selling, general and administration expense as a percent of sales decreased 1.4 percentage points from 6.3% in 2000 to 4.9% in 2001.

    Animal Feed. Selling, general and administration expense in 2001 increased $49.0 million, or 58.1%, to $133.4 million, compared to $84.4 million in 2000. Selling and administration expense as a percent of sales increased 0.1 percentage points from 7.1% in 2000 to 7.2% in 2001. The change in selling and administration expense was partially due to the consolidation of Farmland Industries' feed operations, which added $22.0 million in expense. Additionally, the consolidation of Purina Mills' business resulted in increased selling and administration expense of

$25.3 million. Selling, general and administration expense as a percent of IOIC decreased from 42.4% in 2000 to 41.8% in 2001.

    Crop Seed. Selling, general and administration expense in 2001 increased $5.2 million, or 11.8%, to $49.2 million, compared to $44.0 million in 2000. Selling expense increased $2.0 million, while advertising and promotion spending increased $1.0 million due to increased sales and promotional efforts. Income for sales support to Agriliance, which is accounted for as an offset to selling and administration expense, decreased $1.0 million. Administration expense increased $0.2 million. Selling, general and administration expense as a percent of sales decreased 0.1 percentage points, from 12.0% in 2000 to 11.9% in 2001.

    Swine. Selling, general and administration expense in 2001 decreased $2.7 million, or 34.2%, to $5.2 million, compared to $7.9 million in 2000. Selling, general and administration expense as a percent of sales decreased from 7.7% in 2000 to 4.7% in 2001. A gain on the sale of swine facilities contributed $1.9 million to the decrease. Reductions in administrative staff and reduced information systems spending resulted in savings of $1.1 million, partially offset by an increase in corporate administration allocations of $0.3 million compared to the prior year.

    Agronomy. Selling, general and administration expense in 2001 decreased $23.1 million, or 58.5%, to $16.4 million, compared to $39.5 million in 2000, due to the formation of the Agriliance joint venture. Results for 2000 included seven months of consolidated selling and administration expense from our agronomy businesses prior to the contribution of certain of our agronomy assets to Agriliance on July 28, 2000 and parent administrative support charges for the remaining five months of 2000. Subsequent to the formation of Agriliance, we continued to record allocated parent expenses for interest on our investment in Agriliance and corporate overhead. In addition, selling, general and administration expense in 2001 included $3.6 million in losses recorded for eastern agronomy assets held for sale, compared to losses of $11.9 million recorded in 2000.

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

INTEREST EXPENSE

    Interest expense in 2001 was $55.7 million compared to $52.4 million in 2000. The $3.3 million, or 6.3%, increase primarily resulted from increased borrowing to finance the Purina Mills acquisition, offset by lower interest rates for most of the year. Average debt balances increased by $111.5 million over 2000. CoBank patronage reduced interest expense by $1.3 million in 2001, compared to $1.1 million in 2000. Combined interest rates for borrowings, excluding CoBank patronage, averaged 6.5% in 2001, compared to 7.2% in 2000.

GAIN ON LEGAL SETTLEMENTS

    In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, we were a party to this action as a member of the class. In February 2000, however we decided to pursue our claims against the defendants outside the class action. In 2001, we recorded a gain on legal settlements of $3.0 million, compared to no gain in 2000.


GAIN ON DIVESTITURES

    In 2001, we did not divest of any businesses. In 2000 we recorded a gain of $88.5 million from the divestiture of our fluid dairy assets and a gain of $0.5 million from the divestiture of a swine subsidiary. We used funds from these divestitures to reduce outstanding debt balances.

LOSS (GAIN) ON EXTINGUISHMENT OF DEBT

    In 2001, a loss on extinguishment of debt of $23.5 million was incurred on the refinancing of our debt in conjunction with the Purina Mills acquisition. In 2000, a gain on extinguishment of debt of $4.5 million was realized on the repurchase of $9.3 million of our Capital Securities.

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

MINORITY INTEREST IN LOSS OR EARNINGS OF SUBSIDIARIES

    In 2001, we recorded minority interest in earnings of subsidiaries of $6.9 million compared to a loss of $1.4 million in 2000. Minority interest in earnings of animal feed related subsidiaries was $8.0 million, partially offset by minority interest in the loss of other consolidated subsidiaries.

INCOME TAXES

    Income tax benefit was $5.4 million in 2001, compared with a tax benefit of $12.9 million in 2000. The decrease in tax benefit was attributed to a reduction in non-member losses as compared to 2000. The 2000 tax benefit resulted from non-member losses, primarily due to impairment charges and losses associated with the repositioning of agronomy retail distribution assets acquired in 1999. The effect of allocated patronage refunds reduced our statutory tax rate from 35.0% to a tax credit of 2.4% for 2001 compared to a tax credit of 20.4% in 2000. The disposal of investments, partially offset by the effect of foreign operations and other factors further reduced our tax rate, resulting in an effective tax rate of (8.2)% for 2001, compared to an effective tax rate of (14.3)% in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

    We rely on cash from operations, borrowings under our bank facilities and bank term debt and other institutionally placed funded debt as the main sources for financing working capital requirements, additions to property, plant and equipment and to complete acquisitions and joint ventures. Other sources of funding consist of leasing arrangements, a receivables securitization and the sale of non-strategic assets. Total long-term debt was $1,007.3 million, including $190.7 million in Capital Securities, as of December 31, 2002, and $1,147.5 million, including $190.7 million in Capital Securities, as of December 31, 2001.

    Net cash provided by operating activities was $22.0 million for the year ended December 31, 2002, $274.3 million for the year ended December 31, 2001, and $115.2 million for the year ended December 31, 2000. For the year ended December 31, 2002, net cash provided by operating activities was $252.3 million less than in 2001. The decrease was primarily a result of lower operating earnings and changes in working capital. Cash provided by operating activities in 2002 included $58.8 million of cash proceeds from legal settlements.

    Net cash flows used by investing activities was $4.2 million for the year ended December 31, 2002, $461.2 million for the year ended December 31, 2001 and $82.6 million for the year ended December 31, 2000. The change was primarily due to a decrease in acquisition and investment spending subsequent to the Purina Mills acquisition in October 2001 and to sales of selected assets.

    Net cash flows (used) provided by financing activities was ($83.6) million for the year ended December 31, 2002, $313.1 million for the year ended December 31, 2001, and $(226.4) million for the year ended December 31, 2000. During the year ended December 31, 2002, we made payments of $62.0 million on existing long-term debt and payments of $37.9 million for redemption of member equities. During the same period, we increased short-term debt by $10.1 million to cover seasonal working capital needs. For the year ended December 31, 2001, proceeds of $1,369.5 million resulted from new financing, offset by the payment of $935.1 million on existing long-term debt and the payment of $53.8 million on short-term debt. For the year ended December 31, 2000, payments of $179.1 million were made to reduce long-term debt.

    Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Following the Purina Mills acquisition, we have significantly increased our leverage. As of December 31, 2002 we had $1,007.3 million outstanding in long-term debt, including $190.7 million of Capital Securities, and $142.4 million outstanding in short-term debt. In addition, as of December 30, 2002, $219.8 million was available under a $250 million revolving credit facility for working capital and general corporate purposes, after giving effect to $30.2 million of outstanding letters of credit, which reduce availability. There were no draws on the facility as of year end 2002. Total equity as of December 31, 2002 was $911.5 million.

    The principal term loans consist of a $325.0 million syndicated Term Loan A Facility with a remaining balance of $288.3 million and a final maturity of five years, (expiration October 10, 2006), and a syndicated Term Loan B Facility with a remaining balance of $231.4 million and a final maturity of seven years, (expiration October 10, 2008). Our $250.0 million revolving credit facility terminates on June 28, 2004.

    Borrowings under the term loans and the revolving credit facility bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins are dependent upon Land O'Lakes credit ratings.

    In October 2002, Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P") lowered their respective ratings of our secured and unsecured debt as follows:


   FACILITY (MATURITY)                                                 MOODY'S               S&P
   $250 million senior secured (2004) (Revolving Credit Fac.)         Ba2 to B1           BBB- to BB
   $288 million senior secured (2006) (Term Loan A)                   Ba2 to B1           BBB- to BB
   $231 million senior secured (2008) (Term Loan B)                   Ba2 to B1           BBB- to BB
   $350 million 8.75% senior unsecured (2011)                         Ba3 to B2            BB to B+
   $191 million 7.45% Trust preferred                                 Ba3 to B3            B+ to B-


    These rating downgrades increase, by one-quarter of one percent (.25%) the interest that we pay on our $288 million senior secured facility and the amount drawn on our $250 million revolving credit facility, which was unused as of December 31, 2002. The increase in interest rates affecting these two facilities would have increased our interest cost by approximately $0.7 million in 2002. Finally, Moody's outlook for our company is stable while S&P currently has the company on credit watch negative.

    The Term Loan A Facility is prepayable at any time without penalty. The Term Loan B Facility is prepayable with a penalty of 2% from October 11, 2002 through October 10, 2003, 1% from October 11, 2003 through October 10, 2004 and no penalty thereafter. The term loans are subject to mandatory prepayments, subject to certain limited exceptions, in an amount equal to (1) 50% of excess cash flow of Land O'Lakes and the restricted subsidiaries, (2) 100% of the net cash proceeds of asset sales and dispositions of property of Land O'Lakes and the restricted subsidiaries, to the extent not reinvested, (3) 100% of any casualty or condemnation receipts by Land O'Lakes and the restricted subsidiaries, to the extent not used to repair or replace assets, (4) 100% of joint venture dividends or distributions received by Land O'Lakes or the restricted subsidiaries, to the extent that they relate to the sale of property, casualty or condemnation receipts, or the issuance of any equity interest in the joint venture, (5) 100% of net cash proceeds from the sale of inventory or accounts receivable in a securitization transaction to the extent cumulative proceeds from such transactions exceed $100.0 million and (6) 100% of net cash proceeds from the issuance of unsecured senior or subordinated indebtedness issued by Land O'Lakes. In November and December 2002, we made a $2.9 million mandatory prepayment on Term Loan A Facility and a $2.4 million mandatory prepayment on Term Loan B Facility as a result of asset sales. In January and February 2003, we made a $33.3 million prepayment on Term Loan A Facility and a $24.8 million prepayment on Term Loan B Facility, of which $8.1 million was mandatory and $50.0 million was optional.

    The amortization schedules for the Term Loan A and Term Loan B Facilities are provided below.

                                                               TERM LOAN A     TERM LOAN B
                                                               ------------   -------------
                        2002 (paid)...................         $ 36,729,853   $  18,583,371
                        2003 (paid January and
                        February 2003)                           33,319,272      24,824,971
                        2003 (remaining)..............           39,977,984              --
                        2004..........................           64,491,867       1,895,451
                        2005..........................           85,989,157       2,527,269
                        2006..........................           64,491,867       2,527,269
                        2007..........................                   --       2,527,269
                        2008..........................                   --     197,114,400
                                                               ------------   -------------
                             Total....................         $325,000,000   $ 250,000,000
                                                               ============   =============

    In November 2001, we issued $350 million of senior notes. These notes bear interest at a fixed rate of 8 3/4% and mature on November 15, 2011. The notes are callable beginning in year six at a redemption price of 104.375%. In years seven and eight, the redemption price is 102.917% and 101.458%, respectively. The notes are callable at par beginning in year nine.

    In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of these securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028 and correspond to the payment terms of the junior subordinated debentures which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of December 31, 2002, the outstanding balance of Capital Securities was $190.7 million.

     The credit agreements relating to the term loans and revolving credit facility and the indenture relating to the 8 3/4% senior notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreements relating to the term loans and revolving credit facility require us to maintain an interest coverage ratio of at least 2.50 to 1. Our ratio was 3.38 to 1 as of and for the year ended December 31, 2002 and 3.85 to 1 as of and for the year ended December 31, 2001. We are also required to maintain a leverage ratio of no greater than 4.25 to 1. The actual leverage ratio as of December 31, 2002 was
3.88 to 1, and 3.77 to 1 as of December 31, 2001. The required leverage ratio steps down to 3.75 to 1 as of October 11, 2003 and remains constant thereafter. Given the prepayments made in the first quarter, we fully expect to be in compliance with the above ratios as defined in the credit agreements, throughout 2003.

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

    We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements through at least 2003, including debt service on the term debt, the revolving credit facilities and the 8 3/4% senior notes.

OFF-BALANCE SHEET ARRANGEMENTS

    In order to reduce overall financing costs, Land O'Lakes entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, Land O'Lakes, Land O'Lakes Farmland Feed LLC and Purina Mills, LLC sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Farmland Feed LLC. This subsidiary is a qualifying special purpose entity (QSPE) under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes Farmland Feed LLC or Land O'Lakes. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables multiplied by the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, we have retained reserves for estimated losses. As of December 31, 2002, no amount was drawn under this securitization.

    In addition, we lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $44.4 million for the year ended December 31, 2002; $34.8 million for the year ended December 31, 2001 and $31.7 million for the year ended December 31, 2000. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases.

CPI CAPITAL LEASE

    Cheese and Protein International (CPI), a consolidated joint venture of Land O'Lakes, leases the real property, certain equipment and the buildings relating to its cheese manufacturing and whey processing plant in Tulare, California (the "Lease"). The Lease is accounted as a capital lease on our financial statements and includes $106 million in assets. The Lease base term commenced on April 30, 2002 and expires on the fifth anniversary, unless CPI requests, and the lessor approves, one or more one-year base term extensions, which could extend the base term to no more than ten years. We have entered into a Support Agreement in connection with the Lease. Pursuant to this agreement, we can elect one of the following options in the event CPI defaults on its obligations under the Lease:
(i) assume the obligations of CPI, (ii) purchase the leased assets, (iii) fully cash collateralize the Lease, or (iv) nominate a replacement lessee to be approved by the lessor. The lease agreement requires among other things, that CPI maintain certain financial ratios including minimum tangible net worth and a minimum fixed charge coverage ratio. In addition, CPI is restricted as to borrowings and changes in ownership. At December 31, 2002, CPI was not in compliance with the minimum fixed charge coverage ratio; however, CPI obtained a waiver of such noncompliance at December 31, 2002.
    The Lease is recorded as a current liability, pending the signing of an amendment to the lease agreement which will modify the fixed charge coverage ratio going forward. We expect the amendment will pass before March 31, 2002, the next scheduled measurement date for the fixed charge coverage ratio. We expect the amendment to postpone the measurement of the fixed charge coverage ratio until March 2005. In addition to paying an increased applicable lender margin, we also expect to establish a $20 million cash account or letter of credit to provide additional support to the lease participants. The cash account or letter of credit would only be drawn upon in the event of a CPI default, and would reduce amounts otherwise due under the lease. This support requirement will be lifted when certain financial targets are achieved by CPI. Assuming an amendment is obtained, the Lease would be recorded as a long-term liability. The annual lease payments are disclosed below based on current lease rates, an assumed interest rate of 6% and a five-year lease term. The actual lease payments will vary with short-term interest rate fluctuations, as interest per the lease agreement is based on LIBOR. At the conclusion of the lease term, CPI is obligated to pay the remaining lease balance.

    The minimum lease payments for the periods set forth below are as follows:

                                Fiscal year:
                                    2003                $  15,099,130
                                    2004                   14,570,375
                                    2005                   14,041,619
                                    2006                   13,512,864
                                    2007                   91,810,066
                                    Thereafter                     --
                                                        -------------
                                                        $ 149,034,054
                                                        =============

CONTRACTUAL OBLIGATIONS

    At December 31, 2002, we had certain contractual obligations, which require us to make payments as follows:


                PAYMENTS DUE BY PERIOD (AS OF DECEMBER 31, 2002)

                                                                LESS THAN                           MORE THAN
                    CONTRACTUAL OBLIGATIONS           TOTAL      1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
                    -----------------------         ----------  ---------   ---------   ---------   ---------
                                                                          (IN THOUSANDS)
                    Revolving Credit
                      Facility(1)...............    $       --   $     --    $     --   $      --    $     --
                    Long-Term Debt(2)...........     1,111,871    104,563     162,463      77,794     767,051
                    Capital Lease(3)............       108,279    108,279          --          --          --
                    Operating Leases............        80,516     23,816      28,762      16,307      11,631
                                                    ----------   --------    --------   ---------    --------
                         Total Contractual
                           Obligations..........    $1,300,666   $236,658    $191,225   $  94,101    $778,682
                                                    ==========   ========    ========   =========    ========


------------------
(1) Maximum $250 million facility, of which $219.8 million was available as of December 31, 2002. A total of $30.2 million of this commitment was unavailable due to outstanding letters of credit.

(2) Term Loan A and Term Loan B Facilities are subject to certain mandatory prepayment obligations in certain events as explained above. See "Off-balance Sheet Arrangements" for information concerning our receivables securitization program.

(3) Amount represents the present value of future minimum lease payments for the CPI capital lease for which we are contingently liable as of December 31, 2002. Assuming passage of the CPI lease amendment, the $108,279 currently recorded as due in less than one year, would be spread over the remaining lease term until the final payment is made in 2007.

    We expect our total capital expenditures to be approximately $90 million to $100 million in 2003. Of such amounts, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures is required each year. We had $87.4 million in capital expenditures for the year ended December 31,

2002, compared to $83.9 million in capital expenditures for the year ended December 31, 2001. We estimate that our total depreciation and amortization expense will be approximately $100 million to $110 million in 2003. We had $106.8 million in depreciation and amortization expense for the year ended December 31, 2002, compared to $97.3 million for the year ended December 31, 2001.

    In 2003 we expect our total cash payments to members to be at least $24 million for revolvement, cash patronage and estates and age retirements.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Company adopted the remaining provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets that have indefinite lives are no longer amortized except for goodwill related to the acquisition of cooperatives and the formation of joint ventures, but rather will be tested for impairment at least annually in accordance with the provisions of the standard.
    The Company adopted Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," on January 1, 2002. EITF No. 00-25 deals with the accounting for consideration paid from a vendor (typically a manufacturer or distributor) to a retailer, including slotting fees, cooperative advertising arrangements and buy-downs. The guidance in EITF 00-25 generally requires that these incentives be classified as a reduction of sales. The impact of the adoption decreased previously reported sales and selling, general and administration expense for the years ended December 31, 2001 and 2000 by $108.6 and $96.0 million, respectively.
    In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." As a result, gains and losses from the extinguishment of debt previously classified as an extraordinary item must now be included in earnings from continuing operations. The Company reclassified a $23.5 million extraordinary loss in 2001 to loss on extinguishment of debt and a $4.5 extraordinary gain in 2000 to gain on extinguishment of debt.
    In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Under existing accounting literature, certain costs for exit activities were recognized at the date a company committed to an exit plan. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The standard is generally expected to delay recognition of certain exit related costs.

RISK FACTORS

SUBSTANTIAL LEVERAGE -- OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT OBLIGATIONS AND OPERATE OUR BUSINESS.

We are highly leveraged and have significant debt service obligations. As of December 31, 2002, after eliminating intercompany activity, our aggregate outstanding indebtedness was $1,007.3 million, excluding unused commitments, and our total equity was $911.5 million. For the year ended December 31, 2002 our interest expense was $68.8 million. We may incur additional debt from time to time to finance strategic acquisitions, investments and alliances, capital expenditures or for other purposes, subject to the restrictions contained in our debt agreements.

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

    o our level of debt may prevent us from raising the funds necessary to repurchase all of our 8 3/4% senior notes due 2011 tendered to us upon the occurrence of a change of control, which would constitute an event of default under the senior notes; and

our failure to comply with the financial and other restrictive covenants in our debt instruments could result in an event of default that, if not cured or waived, could cause our debt to become due immediately and permit our lenders to enforce their remedies. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

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

The agreements governing our debt will permit us, subject to certain conditions, to incur a significant amount of additional indebtedness. In addition, we may incur additional debt under our $250.0 million revolving credit facility, of which approximately $219.8 million was available to us as of December 31, 2002. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, could intensify.

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

IF CHEESE & PROTEIN INTERNATIONAL, LLC DEFAULTS ON ITS LEASE, THE COMPANY MAY BE REQUIRED TO ASSUME CPI'S OBLIGATION UNDER THE LEASE.

Upon the occurrence of an uncured event of default under CPI's lease, and a failure by CPI to either obtain a waiver of the event of default, to obtain an amendment to the participation agreement, or to obtain alternative financing to replace the lease, the Company would be required to do one of the following: 1) assume the obligations of CPI, 2) buy out the lease by purchasing the leased property at the remaining lease balance amount, 3) fully cash collateralize the lease, or 4) nominate a replacement Lessee, which replacement Lessee would be subject to the credit approval of 100% of the participants to the lease.

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

The sales of crop seed and crop nutrient and crop protection products are dependent upon the planting and growing season, which varies from year to year, resulting in both highly seasonal patterns and substantial fluctuations in our quarterly sales and operating profits. Most sales of our seed products and of Agriliance's agronomy products are in the first half of the year during the spring planting season in the United States. If the spring is particularly wet, farmers will not apply crop nutrient and crop protection products because they will be washed away and may be ineffective if applied. Recently, we have experienced a shift in crop seed volume to the fourth quarter of the current year from the first quarter of the following year, compared to historical results. This crop seed volume shift is because of third-party seed suppliers' incentives to customers to take seed product early.

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

Our dairy business requires a continuous supply of energy to refrigerate raw materials and finished products. Our largest dairy processing facility is located in California, which experienced an energy crisis that disrupted our dairy processing operations and increased our expenses in 2001. As a result of blackouts at our Tulare, California plant, we have added electrical generating capacity. Future blackouts at this or other plants, however, may result in the interruption of our processing operations and the loss of perishable ingredients and products which could result in substantial financial losses.

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

We face the risk of outbreaks of Newcastle disease, which could lead to the destruction of poultry flocks. Because Newcastle disease is highly contagious and destructive, any outbreak of Newcastle disease could result in the widespread destruction of infected flocks. If this happens, we could experience a decreased demand for our poultry feed which could reduce our sales and operating margins. In addition, if Newcastle disease spreads to flocks owned by MoArk, MoArk could experience a decreased supply of layers and eggs which could reduce MoArk's sales and operating margins.

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

THE SHIFT IN SEED SALES VOLUME FROM THE FIRST QUARTER INTO THE FOURTH QUARTER MAY NOT RECUR.

In the fourth quarter of 2001 and 2002, we offered incentive programs to our customers which encouraged them to purchase seed in the fourth quarter rather than waiting until the first quarter of the following year. Although similar fourth quarter incentive programs will likely be offered going forward, if our customers do not find the incentive programs as appealing as the ones offered in the past, our customers may wait until the first quarter of the following year to make their seed purchases.

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

In 1999, our earnings were significantly impacted by the dramatic declines in the price of cheese and butter, which caused significant devaluations of our inventory of cheese products and, to a lesser extent, butter. Based on data from the Chicago Mercantile Exchange, commodity block cheese prices began the year at $1.90 per pound and finished at $1.20 per pound, and decreased commodity prices occurred throughout the year as we were building our inventory necessary during the peak sales periods of fall and winter. The resulting $62.1 million inventory write-down partially accounted for the decrease in earnings of the dairy foods segment, as compared with 1998.

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

We have ownership interests in swine. In recent years, the market for hogs and wholesale pork has been the subject of extreme market fluctuations as a result of a number of factors, including industry expansion, processor capacity and consumer demand oversupply of proteins. In December 1998, the price of hogs hit its lowest point in nearly forty years, resulting in the price we received for a finished hog being substantially less than the cost to produce the hog. The prices for weanling and feeder pigs also decreased dramatically. As a result, in the fiscal years ended December 31, 2000 and 1999, on a pro forma basis, we experienced operating losses in the swine production business of approximately $8.3 million and $42.0 million, respectively. The Purina Mills portion of these losses was largely responsible for Purina Mills filing for bankruptcy.

During the fiscal years ended December 31, 1999 through 2002, a large portion of these losses were attributable to our cost-plus contracts (or comparable contracts of Purina Mills), which guarantee swine producers certain minimum prices for feeder pigs and market hogs. Although we do not intend to renew or extend these contracts, we may continue to incur losses under these contracts until the last ones expire in 2005.

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

DECREASE IN MILK SUPPLY COULD DECREASE OUR SALES AND INCREASE OUR COST OF PRODUCTION.

We operate 15 dairy facilities which are located in different regions of the United States. Milk production in certain regions, including the Midwest and Northeast is decreasing as smaller producers in these regions have ceased milk production and larger producers in the West have increased milk production. Since 1990, cow numbers have declined 16% in Minnesota and 14% in Wisconsin and the Minnesota/Wisconsin share of nationwide dairy manufacturing volume has declined from 40% to 28%. In addition, a producer, whether a member or a non-member, may decide not to supply milk to us or may decide to stop supplying milk to us when the term of its contractual obligation expires. Where milk production is not sufficient to fully support our operations, or where producers decide not to supply us with milk, we may not be able to operate our plants at a capacity that is profitable, may be forced to transport milk from a distance or may be forced to pay higher prices for our milk supply. This could decrease our operating margins and could decrease our net sales as a result of our inability to meet customer demand.

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

AGRILIANCE'S BUSINESS MAY BE ADVERSELY AFFECTED BY AGRILIANCE'S DEPENDENCE UPON ITS SUPPLIERS.

Agriliance relies on a limited number of suppliers for the agronomy products it sells. In 2002, approximately 58% of Agriliance's crop protection products were sourced from three suppliers. In the event Agriliance is unable to purchase its agronomy products on favorable terms from these suppliers, Agriliance may be unable to find suitable alternatives to meet its product needs. In addition, Agriliance procures approximately 65% of its fertilizer needs from CF Industries and Farmland Industries. Farmland Industries initiated Chapter 11 bankruptcy proceeding on May 31, 2002. On February 17, 2003, Farmland Industries entered into an Asset Sale and Purchase Agreement, pursuant to which Koch Nitrogen Company agreed to purchase certain of Farmland Industries' fertilizer operations. Accordingly, as of March 27, 2003, Farmland Industries is no longer meeting its delivery obligation to Agriliance. Agriliance may be unable to meet its fertilizer supply needs on suitable terms for future planting seasons if it is unable to purchase its fertilizer needs on favorable terms from both CF Industries and Farmland.

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

    o product contamination (such as listeria, E. coli. and salmonella) or spoilage;

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

STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

As of March 1, 2003, approximately 20% of our employees were covered by collective bargaining agreements, some of which are due to expire within the year. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

COMMODITY RISK

    In the ordinary course of business, we are subject to market risk resulting from changes in commodity prices associated with dairy and other agricultural markets. See "Item 7: Management Discussion and Analysis of Financial Condition and Results of Operation." To manage the potential negative impact of price fluctuations, we engage in various hedging and other risk management activities.

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

    The notional or contractual amount of futures contracts provides an indication of the extent of our involvement in such instruments for the dates and the periods provided below, but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of our futures contracts follows:

                                                AT DECEMBER 31,
                                  ------------------------------------------
                                          2002                 2001
                                  --------------------  --------------------
                                   NOTIONAL     FAIR     NOTIONAL     FAIR
                                    AMOUNT      VALUE     AMOUNT      VALUE
                                  ----------  --------  ----------  --------
                                                 (IN THOUSANDS)
Commodity futures contracts
  Commitments to purchase.....    $ 108,359   $(4,543)  $  76,639   $(6,475)
  Commitments to sell.........      (56,969)     (615)     (6,111)      (86)
                                  ---------   -------   ---------   -------
    Total outstanding
      Derivatives.............    $  51,390   $(5,158)  $  70,528   $(6,561)
                                  =========   =======   =========   =======

                                           YEAR ENDED DECEMBER 31,
                                  ------------------------------------------
                                          2002                 2001
                                  --------------------  --------------------
                                              REALIZED              REALIZED
                                  NOTIONAL     GAINS     NOTIONAL    GAINS
                                   AMOUNT     (LOSSES)    AMOUNT    (LOSSES)
                                  ----------  --------  ----------  --------
                                                 (IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange
    traded contracts:
  Commitments to purchase....     $ 185,564   $(3,874)  $ 296,609   $  1,842
  Commitments to sell........     $(167,410)  $ 1,093   $(295,808)  $  5,557



INTEREST RATE RISK

    We are exposed to changes in interest rates. As of December 31, 2002, we had $520 million in debt outstanding under the credit agreements relating to the term loans and revolving credit facility, all of which is variable rate debt. Also at December 31, 2002 we had $108.3 million for an obligation under capital lease which has lease payments that fluctuate with short-term interest rates. Interest rate changes generally do not affect the market value of this debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Holding other variables constant, including levels of indebtedness, a one-percentage point increase in interest rates would have an estimated negative impact on pretax earnings and cash flows for the next year of approximately $6.2 million.

INFLATION RISK

    Inflation is not expected to have a significant impact on our business, financial condition or results of operations. We generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and notes thereto required pursuant to this Item 8 begin immediately after the certification pages of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information with respect to our directors and executive officers:

                NAME                     AGE                         TITLE
---------------------------------        ---     --------------------------------------------
John E. Gherty...................        59      President and Chief Executive Officer
Daniel Knutson...................        46      Senior Vice President and Chief Financial
                                                 Officer
Robert DeGregorio................        46      President, Land O'Lakes Farmland Feed
Duane Halverson..................        57      Executive Vice President and Chief Operating
                                                 Officer, Ag Services
Chris Policinski.................        44      Executive Vice President and Chief Operating
                                                 Officer, Dairy Foods
John Prince......................        60      Senior Vice President, Western Region Dairy
                                                 Foods Group
Peter Simonse....................        44      Vice President, Treasurer
Don Berg.........................        56      Vice President, Public Affairs
John Rebane......................        56      Vice President, General Counsel
James Wahrenbrock................        61      Vice President, Planning and Business
                                                 Development
Dr. David Hettinga...............        62      Vice President, Research, Technology and
                                                 Engineering
Karen Grabow.....................        53      Vice President, Human Resources
Harley Buys......................        50      Director
Lynn Boadwine....................        39      Director
Ben Curti........................        52      Director
Kelly Davidson...................        51      Director
Richard Epard....................        63      Director
James Fife.......................        53      Director, Chairman of the Board
Gordon Hoover....................        45      Director,
Peter Kappelman..................        40      Director, First Vice Chairman of the Board
Cornell Kasbergen................        45      Director
Paul Kent, Jr....................        52      Director
Kevin Kepler.....................        48      Director
Larry Kulp.......................        60      Director
Charles Lindner..................        51      Director
John Long........................        53      Director
Manuel Maciel, Jr................        58      Director, Secretary
Robert Marley....................        51      Director
Jim Miller.......................        61      Director
Ronnie Mohr......................        54      Director
Douglas Reimer...................        52      Director
Dave Reinders....................        47      Director
Kenneth Schoenberg...............        55      Director
Robert Winner....................        54      Director
Larry Wojchik....................        51      Director, Second Vice Chairman of the Board
John Zonneveld, Jr...............        49      Director
Bobby Moser......................        60      Nonvoting Advisory Member

    Unless otherwise indicated, each officer is elected by and serves at the pleasure of the Board of Directors and each director and officer of Land O'Lakes has been in his current profession for at least the past five years.

    John E. Gherty, President and Chief Executive Officer since 1989. Mr. Gherty began his career at Land O'Lakes in 1970 after completing graduate degrees in law and industrial relations at the University of Wisconsin. In the 1980s, he served as group vice president and chief administrative officer. He was appointed to his present position in 1989.

    Daniel Knutson, Senior Vice President and Chief Financial Officer of Land O'Lakes and Chief Financial Officer of Land O'Lakes Farmland Feed since 2000. Mr. Knutson began his career at the Company in 1978. He received his BS Degree in Accounting in 1977 and MBA with emphasis in Finance in 1991, both from Mankato State University, and has earned his CPA and CMA certifications.

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

    John Prince, Senior Vice President, Western Region Dairy Foods Group, was appointed to this office in March of 2002. From 1999 to 2002, Mr. Prince served as our Executive Vice President and Chief Operating Officer of the Dairy Foods division's Industrial Group. From 1998 until 1999 Mr. Prince served as Senior Vice President of Dairy Foods, Western Region. Prior to this, Mr. Prince was the Chief Executive Officer of Dairyman's Cooperative Creamery Association. He held this position from March, 1994 until May, 1998 when Dairyman's Cooperative Creamery merged with our company. Jack Prince is party to an Employment Agreement dated August 19, 1998, which was amended as of February 4, 2002

    Peter Simonse, Vice President and Treasurer since December 2002. Prior to his appointment to this position Mr. Simonse served as Treasurer since 2000, when he joined the company. Before joining Land O'Lakes, Peter spent 14 years with Amoco Corporation in various finance roles, his last being Vice President of Finance, Exploration Business Group.

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

    Dr. David Hettinga, Vice President of Research, Technology and Engineering since 1989. Dr. Hettinga joined our company in 1983. He obtained a M.S. in Food Science from Purdue University, and a Ph.D. in Food Microbiology from Iowa State University.

    Karen Grabow, Vice President of Human Resources since September, 2001. Prior to joining our company, Karen was employed as the Vice President, Human Resources of Target Corporation. She held this position since 1993.

    Harley Buys has held his position as director since February 27, 2003 and his present term of office as a director will end in February, 2004. Mr. Buys farms corn, soybeans and alfalfa and operates a dairy farm in partnership with his son in Edgerton, Minnesota.

    Lynn Boadwine has held his position as director since 1999 and his present term of office as a director will end in February, 2004. Mr. Boadwine operates Boadwine Farms, Inc., a farm in South Dakota.

    Ben Curti has held his position as director since February 27, 2003 and his present term of office as a director will end in February, 2007. Mr. Curti maintains a dairy operation and farms field crops and pistachios in Tulare, California.

    Kelly Davidson has held his position as director since February 27, 2003 and his present term of office as a director will end in February, 2005. Mr. Davidson is the general manager of Andale Co-op, Andale, Kansas, and the chief operating officer of Field Solutions, LLC, of Halstead, Kansas.

    Richard Epard has held his position as director since February 27, 2003 and his present term of office as a director will end in February, 2007. Mr. Epard farms wheat, corn, soybeans and sunflowers in Colby, Kansas.

    James Fife has held his position as a director since 1991 and his present term of office as a director will end in February, 2004. Mr. Fife is general manager of Ag Supply Company in Wenatchee, Washington.

    Gordon Hoover has held his position as director since 1997 and his present term of office as a director will end in 2006. Mr. Hoover operates a dairy farm in Pennsylvania.

    Peter Kappelman has held his position as director since 1996 and his present term of office as a director will end in 2007. Mr. Kappelman is co-owner of Meadow Brook Dairy Farms, LLC, a dairy farm in Wisconsin.

    Cornell Kasbergen has held his position as director since 1998 and his present term of office as a director will end in 2006. Mr. Kasbergen operates a dairy in California.

    Paul Kent, Jr. has held his position as director since 1990 and his present term of office as a director will end in 2006. Mr. Kent operates a dairy farm in Minnesota.

    Kevin Kepler has held his position as director since February 27, 2003 and his present term of office as a director will end in February, 2005. Mr. Kepler is the president of his family farm corporation, Junlyn Farms, Inc., located in Hillsboro, Wisconsin. Mr. Kepler operates a dairy farm and farms alfalfa, corn and soybeans.

    Larry Kulp has held his position as director since February 27, 2003 and his present term of office as a director will end in February, 2007. Mr. Kulp is a partner in his family dairy farm, Kulp Family Dairy, LLC, located in Martinsburg, Pennsylvania.

    Charles Lindner has held his position as director since 1996 and his present term of office as a director will end in 2005. Mr. Lindner operates a dairy farm in Wisconsin.

    John Long has held his position as director since 1991 and his present term of office as a director will end in 2006. Mr. Long operates a ranch in North Dakota.

    Manuel Maciel, Jr. has held his position as director since 1998 and his present term of office as a director will end in 2004. Mr. Maciel operates Macy-L Holsteins, a dairy farm in California.

    Robert Marley has held his position as director since 2000 and his present term of office as a director will end in 2007. Mr. Marley is Chief Executive Officer of Jackson Jennings Farm Bureau Co-operative Association, a local cooperative located in Seymour, Indiana.

    Jim Miller has held his position as director since February 27, 2003 and his present term of office as a director will end in February, 2006. Mr. Miller farms grain and raises beef cattle in Hardy, Nebraska.

    Ronnie Mohr has held his position as director since 1998 and his present term of office as a director will end in 2005. Mr. Mohr operates a farm, hog finishing operation and grain bin and equipment sales business in Indiana. Mr. Mohr has served as a director of Holiday Gulf Homes Inc. since 1996.

    Douglas Reimer has held his position as director since 2001 and his present term of office as a director will end in 2007. Mr. Reimer is the managing partner of Deer Ridge S.E.W. Feeder Pig LLC, located in Iowa.

    Dave Reinders has held his position as director since February 27, 2003 and his present term of office as a director will end in February, 2004. Mr. Reinders is the general manager of United Farmers Co-op in George, Iowa.

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

    Larry Wojchik has held his position as director since 1986 and his present term of office as a director will end in 2006. Mr. Wojchik has served as general manager of Goldstar Cooperative since 2000. From 1978-2000, he served as general manager of Equity Cooperative.

    John Zonneveld, Jr. has held his position as director since 2000 and his present term of office as a director will end in 2005. Mr. Zonneveld operates a dairy farm in California.

    Bobby Moser is a nonvoting advisory member of the board. He is appointed by the Board of Directors annually and has held his position since 2002. Mr. Moser is Vice President for Agricultural Administration at The Ohio State University in Columbus, Ohio.

    We transact business in the ordinary course with our directors and with our local cooperative members with which the directors are associated. Such transactions are on terms no more favorable than those available to our other members.

    The Land O'Lakes board is made up of 24 directors. Twelve directors are chosen by our dairy members and 12 by our Ag members. Each board member must also be a member of the group of members, dairy or Ag, which elects him or her. The board may also choose to elect up to 3 nonvoting advisory members. Currently, there is one such advisory board member. Our board of directors governs our affairs in virtually the same manner as any other corporation. See "Business -- Description of the Cooperative -- Governance" for more information regarding the election of our directors.

    We have seven committees of our board of directors: the Executive Committee, the Advisory Committee, the Audit Committee, the Governance Committee, the Expense Committee, the PAC Committee and the Board Performance/Operations Committee.





ITEM 11. EXECUTIVE COMPENSATION.

    The following table shows, for the Chief Executive Officer of Land O'Lakes and each of our four other most highly compensated executive officers, information concerning compensation earned for services in all capacities during the year ended December 31, 2002.


                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM COMPENSATION
                                                                                 -----------------------------
                                                                                     AWARDS          PAYOUTS
                                                            ANNUAL               ---------------    ----------
                                                         COMPENSATION              SECURITIES
                                            ---------------------------------      UNDERLYING         LTIP           ALL OTHER
     NAME AND PRINCIPAL POSITION            YEAR     SALARY ($)     BONUS ($)    OPTIONS/SARS(#)    PAYOUTS($)    COMPENSATION($)(1)
-----------------------------------         ----     ----------    ----------    ---------------    ----------    ------------------
John E. Gherty, President and Chief
  Executive Officer....................     2002      $698,620     $      --         16,000         $       --          13,700
Duane Halverson, Executive Vice
  President and Chief Operating Officer,
    Ag Services........................     2002       446,923            --          9,500                 --          14,436
Chris Policinski, Executive Vice Officer,
  President and Chief Operating
   Dairy Foods Group...................     2002       431,115            --          7,000                 --           8,575
John Prince, Senior Vice President
  Western Region, Dairy Foods Group....     2002       365,644            --          7,000                 --          44,600
Robert DeGregorio, President, Land
  O'Lakes Farmland Feed LLC(2).........     2002       359,847        50,000         10,000                 --           9,500

(1) The amounts shown in the table for 2002 reflect life insurance premiums paid by Land O'Lakes in the amount of $8,600 for Mr. Gherty, $8,400 for Mr. Halverson, $3,475 for Mr. Policinski, $ 39,500 for Mr. Prince, and $3,800 for Mr. DeGregorio. The amounts also include contributions made by Land O'Lakes on behalf of the named individuals under the qualified and non-qualified defined contribution plans of Land O'Lakes as follows:

                         COMPANY MATCHING
                          CONTRIBUTION      COMPANY CONTRIBUTION
       NAME              (QUALIFIED PLAN)   (NON-QUALIFIED PLAN)
-----------------       ------------------  ---------------------
Mr. Gherty.......           $ 5,100              $     --
Mr. Halverson....             5,100                   936
Mr. Policinski...             5,100                    --
Mr. Prince.......             5,100                    --
Mr. DeGregorio...             5,100                   600

(2) Mr. DeGregorio is the President of Land O'Lakes Farmland Feed and also performs policy making functions for Land O'Lakes.




                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                     INDIVIDUAL GRANTS
                           -----------------------------------------

                                            PERCENT OF                               AT ASSUMED ANNUAL RATES
                              NUMBER OF       TOTAL                                      OF STOCK PRICE
                             SECURITIES    OPTIONS/SARS                              APPRECIATION FOR OPTION
                             UNDERLYING     GRANTED TO    EXERCISE                          TERM(2)
                            OPTIONS/SARS   EMPLOYEES IN   OF BASE      EXPIRATION    -----------------------
          NAME              GRANTED(#)(1)   FISCAL YEAR  PRICE($/SH)      DATE          5%($)        10%($)
-----------------------    --------------  ------------  -----------   ----------    ---------    ----------
John E. Gherty.........        16,000           13.3%       $ 35.69     3-31-2012    $ 370,751    $  947,119
Duane Halverson(3).....         9,500            8.0          35.69     3-31-2012      191,168       488,358
Chris Policinski.......         7,000            5.8          35.69     3-31-2012      162,204       414,365
John Prince(4).........         7,000            5.8          35.69     3-31-2012      162,204       414,365
Robert DeGregorio(3)...        10,000            8.4          35.69     3-31-2012      173,790       443,962


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

(3) Mr. Halverson and Mr. DeGregorio were granted 1,250 and 2,500 options, respectively, contingent upon meeting certain performance measures related to the integration of Purina Mills into Land O'Lakes Farmland Feed. The table currently assumes that the performance measures will be met. In the event that the performance measures are not met, the entries for Mr. Halverson and Mr. DeGregorio would be adjusted accordingly.

(4) Grants of options to John Prince are made under the California Cooperative Value Incentive Plan, described below.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

    The purpose of the following table is to report exercises of options to purchase Units by the named executive officers of Land O'Lakes during the fiscal year ended December 31, 2002 and any value of their unexercised options as of December 31, 2002. The named executive officers did not exercise options in fiscal 2002. Land O'Lakes has not issued any stock appreciation rights to the named executive officers.

                                                                                   VALUE OF UNEXERCISED IN-
                                                        NUMBER OF UNEXERCISED       THE-MONEY OPTIONS/SARS
                                                         OPTIONS AT FY-END(#)           AT FY-END($)(1)
                        SHARES ACQUIRED    VALUE      --------------------------  --------------------------
         NAME           ON EXERCISE(#)   REALIZED($)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
---------------------   ---------------  -----------  -----------  -------------  -----------  -------------
John E. Gherty.......          --           --           12,000        20,000          --            --
Duane Halverson......          --           --            5,875        10,625          --            --
Chris Policinski.....          --           --            5,250         8,750          --            --
John Prince..........          --           --            5,250         8,750          --            --
Robert DeGregorio....          --           --            5,000        10,000          --            --


(1) Value is based on a Unit value of $27.69, which was the value of the Units on December 31, 2002, minus the purchase price.

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

EXECUTIVE ANNUAL VARIABLE COMPENSATION PLAN

    The Executive Annual Variable Compensation Plan is a plan for executive officers of Land O'Lakes. The maximum award opportunity varies by the participant's position up to a maximum target award of 45% of base pay. Awards from this plan are dependent on a combination of three elements of performance:
1) company overall results (30%); 2) targets for business performance (55%); and
3) individual performance commitments (15%). A minimum of 6% after-tax return on equity is the threshold performance level required to trigger any payments from the plan. Targets for company results, unit business performance and individual performance commitments are established annually. Once maximum awards from each of these components are achieved, excess awards may be granted. These awards also vary based on the participant's position, between 79-102% of base salary.


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

LAND O'LAKES NON-QUALIFIED DEFERRED COMPENSATION PLAN

    The Land O'Lakes Non-Qualified Deferred Compensation Plan provides a select group of employees with base salaries in excess of $95,000 an opportunity to elect to defer a portion of their compensation for later payment at the earlier of their death, disability, retirement or other termination. Eligible employees may elect to defer a minimum of $1,000 up to a maximum 30% of base compensation and 100% of variable pay. The default distribution is monthly installments over a five year period. Deferred compensation is not included as compensation for purposes of the company's qualified plans. The Company adds an additional amount equal to three percent (3%) of the participant's elective deferrals to this plan. In addition, at the end of each calendar quarter, the Company credits the participant's account balance with modest interest at a rate announced in advance of each calendar year. Benefits of this plan are paid out of the general assets of the corporation.

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

CALIFORNIA COOPERATIVE VALUE INCENTIVE PLAN

    The California Cooperative Value Incentive Plan is similar to the Land O'Lakes Long-Term Incentive Plan. The primary difference is that participants may not actually purchase the phantom stock "Units" under this plan. Instead, plan participants who "exercise" options granted to them receive a cash distribution equal to the difference between the Unit value and the exercise price.

LAND O'LAKES EMPLOYEE RETIREMENT PLAN

                               PENSION PLAN TABLE

                 FINAL
              AVERAGE PAY                    YEARS OF SERVICE AT RETIREMENT
              -----------  ----------------------------------------------------------------
               (ANNUAL)        10       15         20         25          30          35
                           ---------  --------   --------   --------    --------   --------
TABLE A       $  200,000   $ 30,100   $ 45,100   $ 60,100   $ 75,200    $ 90,200   $ 90,200
                 400,000     62,100     93,100    124,100    155,200     186,200    186,200
                 600,000     94,100    141,100    188,100    235,200     282,200    282,200
                 800,000    126,100    189,100    252,100    315,200     378,200    378,200
               1,000,000    158,100    237,100    316,100    395,200     474,200    474,200
               1,200,000    190,100    285,100    380,100    475,200     570,200    570,200

TABLE B       $  200,000   $ 34,700   $ 52,000   $ 69,400   $ 86,700    $104,100   $104,100
                 400,000     76,000    114,000    152,100    190,100     228,100    228,100
                 600,000    117,400    176,000    234,700    293,400     352,100    352,100
                 800,000    158,700    238,000    317,400    396,700     476,100    476,100
               1,000,000    200,000    300,000    400,100    500,100     600,100    600,100
               1,200,000    241,400    362,000    482,700    603,400     724,100    724,100

    The Land O'Lakes Employee Retirement Plan is a qualified defined benefit pension plan. All full-time, non-union Land O'Lakes employees are eligible to participate. Union employees may participate if their participation is specified by their collective bargaining agreement. An employee is fully vested in the plan after five years of vesting service. For most employees, the plan provides for a monthly benefit for the employee's lifetime beginning at normal retirement age (social security retirement age), calculated according to the following formula: {[1.08% x Final Average Pay]+[.52% x (Final Average Pay-Covered Compensation)]} x years of credited service (up to a maximum of 30 years). These levels are illustrated by Table A above. Due to provisions of this plan providing that certain benefits existing in a previous version of the plan will not be reduced, certain employees, including Messrs. Gherty and Halverson, will instead receive the compensation at levels previously in effect for the retirement plan. These sums are described in Table B above.

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

    As of January 1, 2003, Mr. Gherty was credited with 32 years of service, Mr. Halverson was credited with 32 years of service, Mr. DeGregorio was credited with 21 years of service, Mr. Prince was credited with 7 years of service and Mr. Policinski was credited with 6 years of service.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    At December 31, 2002 no person, either individually or as a member of a group, beneficially owned in excess of five percent of any class of our voting securities, and our directors and executive officers did not, either individually or as a member of a group, beneficially own in excess of one percent of any class of our voting securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Land O'Lakes transacts business in the ordinary course with our directors and with our local cooperative members with which the directors are associated on terms no more favorable than those available to our other members.

    Pursuant to an agreement dated September 25, 2000, Land O'Lakes Farmland Feed licenses certain trademarks from Land O'Lakes on a royalty free basis, including LAND O LAKES, the Indian Maiden logo, Maxi Care, and Amplifier Max, for use in connection with its animal feed and milk replacer products. Land O'Lakes Farmland Feed also licenses certain trademarks of Farmland Industries, including Farmland, for use with its feed products.

    Pursuant to a Management Services Agreement dated September 1, 2000 between Land O'Lakes and Land O'Lakes Farmland Feed, Land O'Lakes provides certain management, operational and ancillary services to Land O'Lakes Farmland Feed. Land O'Lakes charges Land O'Lakes Farmland Feed for these services on an at-cost basis using methodologies approved by Land O'Lakes and the board of managers of Land O'Lakes Farmland Feed. For the year ended December 31, 2002, Land O'Lakes Farmland Feed paid Land O'Lakes $100.9 million for payroll and benefit related costs and $7.0 million for corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting and IT support.

    Pursuant to a Feed Supply Agreement dated September 29, 2000 between Land O'Lakes Farmland Feed and Farmland Industries, Farmland Industries agrees to purchase all of its branded feed, specialty feeds, catfish, swine and cattle feed, and ingredients, excluding grain, from Land O'Lakes Farmland Feed. Such purchases are made on a patronage basis, subject to the Articles of Incorporation and By-laws of Farmland Industries. Such sales are to be made at prices competitive with those available from other suppliers. For the year ended December 31, 2002, Land O'Lakes Farmland Feed sold $1.5 million in feed and ingredients to Farmland Industries. This Feed Supply Agreement extends for the duration of Land O'Lakes Farmland Feed, or, for five years following the exercise by Land O'Lakes of its option to purchase Farmland Industries' interest in Land O'Lakes Farmland Feed. Due to a disputed provision in the agreement, Farmland Industries has not purchased as much feed as originally anticipated.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES.

    (a)  Evaluation of disclosure controls and procedures.

    The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this annual report on Form 10-K. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation

Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.


    (b)  Changes in internal controls.

    There were no significant changes made in our internal controls during the period covered by this report or in other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)            DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

         1.    Consolidated Financial Statements:

LAND O'LAKES, INC.
Financial Statements for the years ended December 31, 2002, 2001 and 2000
Independent Auditors' Report of KPMG LLP.................................................    F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001.............................    F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and
2000.....................................................................................    F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and
2000.....................................................................................    F-5
Consolidated Statements of Equities for the years ended December 31, 2002, 2001 and
2000.....................................................................................    F-6
Notes to Consolidated Financial Statements...............................................    F-7

LAND O'LAKES FARMLAND FEED LLC
Financial Statements for the years ended December 31, 2002 and 2001 and for the three months ended December 31, 2000
Independent Auditors' Report of KPMG LLP.................................................    F-30
Consolidated Balance Sheets as of December 31, 2002 and 2001.............................    F-31
Consolidated Statements of Operations for the years ended
  December 31, 2002 and 2001 and the three months ended December 31, 2000................    F-32
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002 and 2001 and the three months ended December 31, 2000................    F-33
Consolidated Statements of Equities for the years ended
  December 31, 2002 and 2001 and the three months ended December 31, 2000................    F-34
Notes to Consolidated Financial Statements...............................................    F-35

LAND O'LAKES FEED DIVISION
Financial Statements for the nine months ended September 30, 2000
Independent Auditors' Report of KPMG LLP.................................................    F-54
Consolidated Balance Sheet as of September 30, 2000 .....................................    F-55
Consolidated Statement of Operations for the nine months ended September 30, 2000........    F-56
Consolidated Statement of Cash Flows for the nine months
  ended September 30, 2000...............................................................    F-57
Notes to Consolidated Financial Statements...............................................    F-58

PURINA MILLS, LLC
Independent Auditors' Report of KPMG LLP.................................................    F-68
Financial Statements for the years ended December 31, 2002 and 2001
Consolidated Balance Sheets as of December 31, 2002 and 2001.............................    F-69
Consolidated Statements of Operations for the year ended
  December 31, 2002, for the period October 12, 2001 though December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended
 December 31, 2000 and the six months ended June 30, 2000................................    F-70
Consolidated Statements of Cash Flows for the year ended
  December 31, 2002, for the period October 12, 2001 though December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended
 December 31, 2000 and the six months ended June 30, 2000................................    F-71

Consolidated Statements of Equities for the year ended
  December 31, 2002, for the period October 12, 2001 though December 31, 2001, for the period January 1, 2001 through October 11, 2001,  for the six months ended
 December  31, 2000 and the six months ended June 30, 2000...............................    F-72
Notes to Consolidated Financial Statements...............................................    F-73

AGRILIANCE, LLC
Financial Statements(unaudited) for the three months ended November 30, 2002 and
2001
Consolidated Balance Sheets as of November 30, 2002 and August 31, 2002..................    F-82
Consolidated Statements of Operations for the three months ended November 30, 2002
  and 2001...............................................................................    F-83
Consolidated Statements of Cash Flows for the three months ended November 30, 2002
  and 2001...............................................................................    F-84
Notes to Consolidated Financial Statements...............................................    F-85

Financial Statements for the years ended August 31, 2002, 2001 and the eight months ended August 31, 2000
Independent Auditors' Report of KPMG LLP.................................................    F-86
Consolidated Balance Sheets as of August 31, 2002 and 2001...............................    F-87
Consolidated Statements of Operations for the years ended August 31, 2002, August
31, 2001 and for the eight months ended August 31, 2000..................................    F-88
Consolidated Statements of Cash Flows for the years ended August 31, 2002, August
31, 2001 and for the eight months ended August 31, 2000..................................    F-89
Consolidated Statements of Members' Equity for the years ended August 31, 2002,
August 31, 2001 and for the eight months ended August 31, 2000...........................    F-90
Notes to Consolidated Financial Statements...............................................    F-91


(b)      REPORTS ON FORM 8-K

         Form 8-K filed on November 27, 2002 Notice received from MMDI, Inc. of its intent to exercise its put option in Cheese and Protein International.

         Form 8-K filed on December 13, 2002 MMDI, Inc. elects to retain reduced membership interest in Cheese and Protein International.

(c)      EXHIBITS:
                                  EXHIBIT INDEX

EXHIBIT                     DESCRIPTION
  3.1                       Restated Articles of Incorporation of Land O'Lakes, Inc., as
                            amended, August 1998. (1)
  3.2                       By-Laws of Land O'Lakes Inc., as amended, December 2000. (1)
  4.1                       Credit Agreement among Land O'Lakes, Inc., the Lenders party thereto and The Chase Manhattan Bank, dated as of October
                            11, 2001. (1)
  4.2                       First Amendment dated November 6, 2001 to the Credit
                            Agreement dated October 11, 2001. (1)
  4.3                       Second Amendment dated February 15, 2002 to the Credit
                            Agreement dated October 11, 2001. (1)
  4.4                       Guarantee and Collateral Agreement among Land O'Lakes, Inc.
                            and certain of its subsidiaries and The Chase Manhattan
                            Bank, dated as of October 11, 2001. (1)
  4.5                       Indenture dated as of November 14, 2001, among Land O'Lakes,
                            Inc. and certain of its subsidiaries, and U.S. Bank,
                            including Form of 8  3/4% Senior Notes due 2011 and Form of
                            8 3/4% Senior Notes due 2011. (1)
  4.6                       Registration Rights Agreement dated November 14, 2001 by and among Land O'Lakes, Inc. and certain of its subsidiaries,
                            J.P. Morgan Securities Inc., SPP Capital Partners, LLC,
                            SunTrust Robinson Capital Markets, Inc., Tokyo-Mitsubishi
                            International plc and U.S. Bancorp Piper Jaffray, Inc. (1)
  4.7                       Purchase Agreement by and between Land O'Lakes, Inc., and
                            certain of its subsidiaries, J.P. Morgan Securities Inc.,
                            SPP Capital Partners, LLC, SunTrust Robinson Capital
                            Markets, Inc., Tokyo-Mitsubishi International plc and U.S.
                            Bancorp Piper Jaffray, Inc., dated as of November 8, 2001. (1)
  4.8                       Form of Old Note (included in Exhibit 4.5). (1)
  4.9                       Form of New Note (included in Exhibit 4.5). (1)
 10.1                       Amended and Restated Five Year Credit Agreement dated as of
                            October 11, 2001 among Land O'Lakes, Inc., The Chase
                            Manhattan Bank, CoBank, ACB, and the Lenders party thereto. (1)

 10.2                       First Amendment dated November 6, 2001 to the Amended and
                            Restated Five-Year Credit Agreement dated October 11, 2001. (1)
 10.3                       Second Amendment dated February 15, 2002 to the Amended and
                            Restated Five-Year Credit Agreement dated October 11, 2001. (1)
 10.4                       Joint Venture Agreement by and between Farmland Industries,
                            Inc. and Land O'Lakes, Inc. dated as of July 18, 2000. (1)
 10.5                       Operating Agreement of Agriliance LLC among United Country
                            Brands, LLC, Cenex Harvest States Cooperatives, Farmland
                            Industries, Inc. and Land O'Lakes, Inc. dated as of January
                            4, 2000. (1)
 10.6                       Joint Venture Agreement among Cenex Harvest States
                            Cooperatives, Farmland Industries, Inc. and Land O'Lakes
                            Inc. dated as of January 1, 2000. (1)
 10.7                       Operating Lease between Arden Hills Associates and Land
                            O'Lakes, Inc. dated as of May 31, 1980. (1)
 10.8                       Ground Lease between Land O'Lakes, Inc. and Arden Hills
                            Associates dated as of May 31, 1980. (1)
 10.9                       License Agreement among Ralston Purina Company, Purina
                            Mills, Inc. and BP Nutrition Limited dated as of October 1,
                            1986. (1)
 10.10                      License Agreement between Land O'Lakes, Inc. and Land
                            O'Lakes Farmland Feed LLC dated September 25, 2000. (1)
 10.11                      Trademark License Agreement by and between Land O'Lakes,
                            Inc. and Dean Foods dated as of July 10, 2000. (1)
 10.12                      Asset Purchase Agreement between Land O'Lakes, Inc. and Dean
                            Foods dated as of May 30, 2000. (1)
 10.13                      Agreement and Plan of Merger, dated as of June 17, 2001, by and among Purina Mills, Inc., Land O'Lakes, Inc., LOL
                            Holdings II, Inc. and LOL Holdings III, Inc. (1)
 10.14                      Management Services Agreement, dated September 1, 2000, by and between Land O'Lakes and Land O'Lakes Farmland Feed LLC. (1)
 10.15                      Employment Agreement between John Prince and Land O'Lakes,
                            Inc. dated August 19, 1998. (1) #
 10.16                      Amendment dated February 4, 2002 to Employment Agreement
                            between John Prince and Land O'Lakes, Inc. (1) #
 10.17                      Purchase and Sale Agreement dated as of December 18, 2001, among Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC,
                            Purina Mills, LLC and LOL Farmland Feed SPV, LLC. (1)
 10.18                      Receivables Purchase Agreement dated as of December 18,
                            2001, among Land O'Lakes Farmland Feed LLC, LOL Farmland
                            Feed SPV, LLC, and CoBank, ACB. (1)
 10.19                      Executive Annual Variable Compensation Plan of Land O'Lakes. (1) #
 10.20                      Land O'Lakes Long Term Incentive Plan. (1) #
 10.21                      Land O'Lakes Non-Qualified Deferred Compensation Plan. (1) #
 10.22                      Land O'Lakes Non-Qualified Executive Excess Benefit Plan
                            (IRS Limits). (1) #
 10.23                      Land O'Lakes Non-Qualified Executive Excess Benefit Plan
                            (1989 Formula). (1) #
 10.24                      Land O'Lakes Non-Qualified Executive Excess Benefit Savings
                            Plan. (1) #
 10.25                      California Cooperative Value Incentive Plan of Land O'Lakes. (2) #
 10.26                      License Agreement, by and between Land O'Lakes, Inc., Dean Foods
                            Company, Morningstar Foods, Inc. and Dairy Marketing Alliance, LLC,
                            dated July 24, 2002. (3)
 10.27                      Amended Land O'Lakes Long Term Incentive Plan. * #
 10.28                      Amended California Cooperative Value Incentive Plan of Land O'Lakes. * #
 12                         Statement regarding the computation of ratios*
 21                         Subsidiaries of the Registrant*
 99.1                       Certification  Pursuant to 18 U.S.C. Section 1350, As Adopted
                            Pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002*
 99.2                       Certification  Pursuant to 18 U.S.C. Section 1350, As Adopted
                            Pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002*


(1) Incorporated by reference to the identical exhibit to the Registrant's Registration Statement on Form S-4 filed March 18, 2002.

(2) Incorporated by reference to the identical exhibit to the Registrant's Registration Statement on Form S-4 filed May 9, 2002

(3) Incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2002, filed on November 14, 2002

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this

Form 10-K.

*        Filed electronically herewith

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.


                                            LAND O'LAKES, INC.


                                            By  /s/ Daniel Knutson
                                              ---------------------------------
                                              Daniel Knutson
                                              Senior Vice President and Chief
                                              Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2003.


  /s/ John E. Gherty                   President and Chief Executive Officer
------------------------
    John E. Gherty                     (Principal Executive Officer)


  /s/ Daniel Knutson                   Senior Vice President and Chief Financial Officer
------------------------
    Daniel Knutson                     (Principal Financial and Accounting Officer)


  /s/ Harley Buys                      Director
------------------------
    Harley Buys


  /s/ Lynn Broadwine                   Director
------------------------
    Lynn Broadwine


  /s/ Ben Curti                        Director
------------------------
    Ben Curti


  /s/ Kelly Davidson                   Director
------------------------
    Kelly Davidson


  /s/ Richard Epard                    Director
------------------------
    Richard Epard


  /s/ James Fife                       Director
------------------------
    James Fife


  /s/ Gordon Hoover                    Director
------------------------
    Gordon Hoover


  /s/ Peter Kappelman                  Director
------------------------
    Peter Kappelman

  /s/ Cornell Kasbergen                Director
------------------------
    Cornell Kasbergen


  /s/ Paul Kent, Jr.                   Director
------------------------
    Paul Kent, Jr.


  /s/ Kevin Kepler                     Director
------------------------
    Kevin Kepler


  /s/ Larry Kulp                       Director
------------------------
    Larry Kulp


  /s/ Charles Lindner                  Director
------------------------
    Charles Lindner


  /s/ John Long                        Director
------------------------
    John Long


  /s/ Manuel Marciel, Jr.              Director
------------------------
    Manuel Marciel, Jr.


  /s/ Robert Marley                    Director
------------------------
    Robert Marley


  /s/ Jim Miller                       Director
------------------------
    Jim Miller


  /s/ Ronnie Mohr                      Director
------------------------
    Ronnie Mohr


  /s/ Douglas Reimer                   Director
------------------------
    Douglas Reimer


  /s/ Dave Reinders                    Director
------------------------
    Dave Reinders


  /s/ Kenneth Schoenberg               Director
------------------------
    Kenneth Schoenberg


  /s/ Robert Winner                    Director
------------------------
    Robert Winner

  /s/ Larry Wojchik                    Director
------------------------
    Larry Wojchik


  /s/ John Zonneveld, Jr.              Director
------------------------
    John Zonneveld, Jr.

                                 CERTIFICATIONS

I, John E. Gherty, certify that:

I have reviewed this annual report on Form 10-K of Land O'Lakes Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

                                      By  /s/ John E. Gherty
                                          -------------------------------------
                                          John E. Gherty
                                          President and Chief Executive Officer

I, Daniel Knutson, certify that:

I have reviewed this annual report on Form 10-K of Land O'Lakes Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

                                            By  /s/ Daniel Knutson
                                                --------------------------------
                                                Daniel Knutson
                                                Senior Vice President
                                                and Chief Financial Officer

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT

No proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LAND O'LAKES, INC.
Financial Statements for the years ended December 31, 2002, 2001 and 2000
Independent Auditors' Report of KPMG LLP........................................................     F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001....................................     F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and
2000............................................................................................     F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and
2000............................................................................................     F-5
Consolidated Statements of Equities for the years ended December 31, 2002, 2001 and
2000............................................................................................     F-6
Notes to Consolidated Financial Statements......................................................     F-7

LAND O'LAKES FARMLAND FEED LLC
Financial Statements for the years ended December 31, 2002 and 2001 and for the three months ended December 31, 2000
Independent Auditors' Report of KPMG LLP........................................................     F-30
Consolidated Balance Sheets as of December 31, 2002 and 2001....................................     F-31
Consolidated Statements of Operations for the years ended
  December 31, 2002 and 2001 and the three months ended December 31, 2000.......................     F-32
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002 and 2001 and the three months ended December 31, 2000.......................     F-33
Consolidated Statements of Equities for the years ended
  December 31, 2002 and 2001 and the three months ended December 31, 2000.......................     F-34
Notes to Consolidated Financial Statements......................................................     F-35

LAND O'LAKES FEED DIVISION
Financial Statements for the nine months ended September 30, 2000
Independent Auditors' Report of KPMG LLP........................................................     F-54
Consolidated Balance Sheet as of September 30, 2000 ............................................     F-55
Consolidated Statement of Operations for the nine months ended September 30, 2000...............     F-56
Consolidated Statement of Cash Flows for the nine months ended September 30, 2000...............     F-57
Notes to Consolidated Financial Statements......................................................     F-58

PURINA MILLS, LLC
Independent Auditors' Report of KPMG LLP........................................................     F-68
Financial Statements for the years ended December 31, 2002 and 2001
Consolidated Balance Sheets as of December 31, 2002 and 2001....................................     F-69
Consolidated Statements of Operations for the year ended
  December 31, 2002, for the period October 12, 2001 though December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended
 December 31, 2000 and the six months ended June 30, 2000.......................................     F-70
Consolidated Statements of Cash Flows for the year ended
  December 31, 2002, for the period October 12, 2001 though December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended
 December 31, 2000 and the six months ended June 30, 2000.......................................     F-71
Consolidated Statements of Equities for the year ended
  December 31, 2002, for the period October 12, 2001 though December 31, 2001, for the period January 1, 2001 through October 11, 2001,  for the six months ended
 December  31, 2000 and the six months ended June 30, 2000......................................     F-72
Notes to Consolidated Financial Statements......................................................     F-73

AGRILIANCE, LLC
Financial Statements(unaudited) for the three months ended November 30, 2002 and 2001
Consolidated Balance Sheets as of November 30, 2002 and August 31, 2002.........................     F-82
Consolidated Statements of Operations for the three months ended November 30, 2002
  and 2001......................................................................................     F-83
Consolidated Statements of Cash Flows for the three months ended November 30, 2002
  and 2001......................................................................................     F-84
Notes to Consolidated Financial Statements......................................................     F-85

Financial Statements for the years ended August 31, 2002, 2001 and the eight months ended August 31, 2000
Independent Auditors' Report of KPMG LLP........................................................     F-86
Consolidated Balance Sheets as of August 31, 2002 and 2001......................................     F-87
Consolidated Statements of Operations for the years ended August 31, 2002, August 31,
2001 and for the eight months ended August 31, 2000.............................................     F-88
Consolidated Statements of Cash Flows for the years ended August 31, 2002, August 31,
 2001 and for the eight months ended August 31, 2000............................................     F-89
Consolidated Statements of Members' Equity for the years ended August 31, 2002,
August 31, 2001 and for the eight months ended August 31, 2000..................................     F-90
Notes to Consolidated Financial Statements......................................................     F-91

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Land O'Lakes, Inc:

    We have audited the accompanying consolidated balance sheets of Land O'Lakes, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and equities for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O'Lakes, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1 to the consolidated financial statements, in 2002, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"; Statement No. 141, "Business Combinations"; certain provisions of Statement No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001; and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."


                                                       /s/ KPMG LLP

Minneapolis, Minnesota
January 30, 2003

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31
                                                                      -------------------------
                                                                         2002           2001
                                                                      ----------     ----------
                                                                           ($ IN THOUSANDS)
ASSETS
Current assets:
  Cash and short-term investments ...............................     $   64,327     $  130,169
  Receivables, net ..............................................        567,584        574,011
  Receivable from legal settlement ..............................         96,707             --
  Inventories ...................................................        446,386        450,774
  Prepaid expenses ..............................................        189,246        144,261
  Other current assets ..........................................         13,878         28,551
                                                                      ----------     ----------
     Total current assets .......................................      1,378,128      1,327,766
Investments .....................................................        545,592        568,130
Property, plant and equipment, net ..............................        579,860        675,277
Property under capital lease ....................................        105,736             --
Goodwill, net ...................................................        323,413        255,027
Other intangibles ...............................................        101,770        111,660
Other assets ....................................................        211,823        153,518
                                                                      ----------     ----------
     Total assets ...............................................     $3,246,322     $3,091,378
                                                                      ==========     ==========

LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations ..............................     $   37,829     $   33,971
  Current portion of long-term debt .............................        104,563         19,546
  Obligation under capital lease ................................        108,279             --
  Accounts payable ..............................................        701,786        652,309
  Accrued expenses ..............................................        204,629        187,569
  Patronage refunds payable and other member equities payable ...         12,388         28,900
                                                                      ----------     ----------
     Total current liabilities ..................................      1,169,474        922,295
Long-term debt ..................................................      1,007,308      1,147,465
Employee benefits and other liabilities .........................        104,340         82,801
Deferred tax liabilities ........................................             --         42,495
Minority interests ..............................................         53,687         59,806
Equities:
  Capital stock .................................................          2,190          2,305
  Member equities ...............................................        873,659        805,860
  Retained earnings .............................................         35,664         28,351
                                                                      ----------     ----------
     Total equities .............................................        911,513        836,516
                                                                      ----------     ----------
Commitments and contingencies
Total liabilities and equities ..................................     $3,246,322     $3,091,378
                                                                      ==========     ==========


          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEARS ENDED DECEMBER 31
                                                                 ------------------------------------------------
                                                                     2002             2001              2000
                                                                 ------------      ------------      ------------
                                                                                 ($ IN THOUSANDS)

Net sales ..................................................     $  5,846,864      $  5,864,858      $  5,672,774
Cost of sales ..............................................        5,350,423         5,378,605         5,146,110
                                                                 ------------      ------------      ------------
Gross profit ...............................................          496,441           486,253           526,664
Selling, general and administration ........................          481,406           381,993           389,290
Restructuring and impairment charges .......................           31,412             3,733            54,226
                                                                 ------------      ------------      ------------
(Loss) earnings from operations ............................          (16,377)          100,527            83,148
Interest expense, net ......................................           68,846            55,684            52,439
Gain on legal settlements ..................................         (155,544)           (2,996)               --
Gain on sale of intangible .................................           (4,184)               --                --
Gain from divestiture of businesses ........................           (4,992)               --           (89,034)
Loss (gain) on extinguishment of debt ......................               --            23,453            (4,450)
Equity in (earnings) loss of affiliated companies ..........          (22,675)          (48,583)           35,566
Minority interest in earnings (loss) of subsidiaries .......            5,487             6,882            (1,405)
                                                                 ------------      ------------      ------------

Earnings before income taxes ...............................           96,685            66,087            90,032
Income tax benefit .........................................           (2,202)           (5,401)          (12,900)
                                                                 ------------      ------------      ------------
Net earnings ...............................................     $     98,887      $     71,488      $    102,932
                                                                 ============      ============      ============

Applied to:
  Member equities
     Allocated patronage refunds ...........................     $     96,900      $     70,552      $    142,271
     Deferred equities .....................................          (10,336)            2,708            (5,347)
                                                                 ------------      ------------      ------------
                                                                       86,564            73,260           136,924
  Retained earnings ........................................           12,323            (1,772)          (33,992)
                                                                 ------------      ------------      ------------
                                                                 $     98,887      $     71,488      $    102,932
                                                                 ============      ============      ============


          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31
                                                              ---------------------------------------------------
                                                                   2002              2001               2000
                                                              -------------      -------------      -------------
                                                                                ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ..........................................     $      98,887      $      71,488      $     102,932
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization ......................           106,762             97,288             83,621
     Bad debt expense ...................................             5,094              1,871              4,550
     Proceeds from patronage revolvement received .......             2,061              2,895             16,350
     Non-cash patronage income ..........................            (1,921)            (4,999)            (9,914)
     Receivable from legal settlement ...................           (96,707)                --                 --
     Deferred income tax (benefit) expense ..............            (5,050)            20,096            (31,844)
     Increase in other assets ...........................           (85,843)           (12,543)            (1,178)
     (Decrease) increase in other liabilities ...........            (2,301)            (4,527)               673
     Restructuring and impairment charges ...............            31,412              3,733             54,226
     Gain from divestiture of businesses ................            (4,992)                --            (89,034)
     Equity in (earnings) losses of affiliated
        companies .......................................           (22,675)           (48,583)            35,566
     Minority interests .................................             5,487              6,882             (1,405)
     Other ..............................................               (74)            (6,153)             1,184
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
     Receivables ........................................           (26,087)            37,298            (25,568)
     Inventories ........................................            (4,167)            21,139            103,641
     Other current assets ...............................           (22,216)              (200)            83,601
     Accounts payable ...................................            62,654            124,402           (283,313)
     Accrued expenses ...................................           (18,316)           (35,783)            71,073
                                                              -------------      -------------      -------------
  Net cash provided by operating activities .............            22,008            274,304            115,161
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ............           (87,437)           (83,936)          (104,343)
  Acquisitions, net of cash acquired ....................                --           (371,858)          (101,076)
  Payments for investments ..............................           (16,226)           (46,189)           (86,611)
  Net proceeds from divestiture of businesses ...........            16,070                 --            184,106
  Proceeds from sale of investments .....................            27,371              5,264              3,248
  Proceeds from sale of property, plant and equipment ...            24,313             30,224             25,189
  Dividends from investments in affiliated companies ....            26,558              3,548                 --
  Other .................................................             5,116              1,745             (3,088)
                                                              -------------      -------------      -------------
  Net cash used by investing activities .................            (4,235)          (461,202)           (82,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt ................            10,118            (53,812)           (42,762)
  Proceeds from issuance of long-term debt ..............             6,057          1,369,528             58,955
  Payments on principal of long-term debt ...............           (62,040)          (935,104)          (179,133)
  Payments for debt issuance costs ......................                --            (20,265)                --
  Payments for purchase of capital securities ...........                --                 --             (9,300)
  Payments for redemption of member equities ............           (37,878)           (46,896)           (54,260)
  Other .................................................               128               (378)               109
                                                              -------------      -------------      -------------
  Net cash (used) provided by financing activities ......           (83,615)           313,073           (226,391)
                                                              -------------      -------------      -------------
  Net (decrease) increase in cash .......................           (65,842)           126,175           (193,805)
Cash and short-term investments at beginning of year ....           130,169              3,994            197,799
                                                              -------------      -------------      -------------
Cash and short-term investments at end of year ..........     $      64,327      $     130,169      $       3,994
                                                              =============      =============      =============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                       CONSOLIDATED STATEMENTS OF EQUITIES

                                                           YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                                          -----------------------------------------------
                                                                                 MEMBER EQUITIES
                                                          CAPITAL     -----------------------------------   RETAINED      TOTAL
                                                           STOCK      ALLOCATED   DEFERRED        NET       EARNINGS     EQUITIES
                                                         ----------   ----------  ----------   ----------  ----------   ----------
                                                                                     ($ IN THOUSANDS)

BALANCE, DECEMBER 31, 1999 ...........................   $    2,073   $  702,674  $   (7,694)  $  694,980  $   71,782   $  768,835
Capital stock issued .................................          411           --          --           --          --          411
Capital stock redeemed ...............................         (139)          --          --           --          --         (139)
2000 earnings, as applied ............................           --      142,271      (5,347)     136,924     (33,992)     102,932
  Less portion stated as current liability ...........           --      (28,593)         --      (28,593)         --      (28,593)
Portion of member equities stated as
  current liability ..................................           --       (8,900)         --       (8,900)         --       (8,900)
Equities issued for mergers and  acquisitions ........           --        2,250          --        2,250          --        2,250
Cash patronage and redemption of member
  equities ...........................................           --      (54,260)         --      (54,260)         --      (54,260)
 Redemption included in prior year's liabilities .....           --       19,350          --       19,350          --       19,350
Deferred equities transfer ...........................           --           --       8,290        8,290      (8,290)          --
Other, net ...........................................           --          129      (1,229)      (1,100)      4,168        3,068
                                                         ----------   ----------  ----------   ----------  ----------   ----------
BALANCE, DECEMBER 31, 2000 ...........................        2,345      774,921      (5,980)     768,941      33,668      804,954

Capital stock issued .................................           65           --          --           --          --           65
Capital stock redeemed ...............................         (105)          --          --           --          --         (105)
2001 earnings, as applied ............................           --       70,552       2,708       73,260      (1,772)      71,488
  Less portion stated as current  liability ..........           --      (19,900)         --      (19,900)         --      (19,900)
Portion of member equities stated as
  current liability ..................................           --       (9,000)         --       (9,000)         --       (9,000)
Cash patronage and redemption of member
  equities ...........................................           --      (46,896)         --      (46,896)         --      (46,896)
Redemption included in prior year's  liabilities .....           --       37,493          --       37,493          --       37,493
Other, net ...........................................           --         (608)      2,570        1,962      (3,545)      (1,583)
                                                         ----------   ----------  ----------   ----------  ----------   ----------
BALANCE, DECEMBER 31, 2001 ...........................        2,305      806,562        (702)     805,860      28,351      836,516

Capital stock issued .................................            5           --          --           --          --            5
Capital stock redeemed ...............................         (120)          --          --           --          --         (120)
2002 earnings, as applied ............................           --       96,900     (10,336)      86,564      12,323       98,887
  Less portion stated as current liability ...........           --       (4,178)         --       (4,178)         --       (4,178)
Portion of member equities stated as
  current liability ..................................           --       (8,210)         --       (8,210)         --       (8,210)
Cash patronage and redemption of member
  equities ...........................................           --      (37,878)         --      (37,878)         --      (37,878)
Redemption included in prior year's liabilities ......           --       28,900          --       28,900          --       28,900
Other, net ...........................................           --        2,601          --        2,601      (5,010)      (2,409)
                                                         ----------   ----------  ----------   ----------  ----------   ----------
BALANCE, DECEMBER 31, 2002 ...........................   $    2,190   $  884,697  $  (11,038)  $  873,659  $   35,664   $  911,513
                                                         ==========   ==========  ==========   ==========  ==========   ==========



          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Land O'Lakes, Inc. is a diversified food and agricultural cooperative serving family farmers throughout the United States. The Company procures 12 billion pounds of member milk annually, markets more than 300 dairy products and provides over 1,300 member cooperatives with agronomic production materials including feed, seed, crop nutrients and crop protection products.

REVENUE RECOGNITION

    Sales are primarily recognized upon shipment of product to the customer.

STATEMENT PRESENTATION

    The consolidated financial statements include the accounts of Land O'Lakes, Inc. and wholly owned and majority-owned subsidiaries and limited liability companies ("Land O'Lakes" or the "Company"). Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

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

INVESTMENTS

    Investments in other cooperatives are stated at cost plus unredeemable patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Estimated patronage refunds are not recognized for tax purposes until notices of allocation are received. The Company believes it is not practical to estimate the fair value of investments in other cooperatives due to the excessive cost involved as there is no established market for these investments. The equity method of accounting is used for investments in other companies in which Land O'Lakes voting interest is 20 to 50 percent. Investments in less than 20 percent-owned companies are stated at cost.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life (15 to 30 years for land improvements and buildings, 5 to 10 years for machinery and equipment and 3 to 5 years for software) of the respective assets in accordance with the straight-line method. Accelerated methods of depreciation are used for income tax purposes.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets acquired and liabilities assumed. Upon adoption of the remaining provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company no longer amortizes goodwill except for goodwill related to the acquisition of cooperatives and the formation of joint ventures. See Note 7 for pro forma effects of adopting this standard.
    Other intangible assets consist primarily of trademarks, patents, and agreements not to compete. Certain trademarks are no longer amortized because they have indefinite lives. The remaining other intangible assets are amortized using the straight-line method over the estimated useful lives, ranging from 2 to 15 years.

RECOVERABILITY OF LONG-LIVED ASSETS

    The test for goodwill impairment is a two-step process and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit (as defined) with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. The Company assesses the recoverability of other long-lived assets annually or whenever events or changes in circumstance indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

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

ADVERTISING AND PROMOTION

    Advertising and promotion costs are expensed as incurred. Advertising and promotion costs were $53.9 million, $48.8 million and $59.0 million in 2002, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT

    Expenditures for research and development are charged to administration expense in the year incurred. Total research and development expenses were $33.3 million, $23.8 million and $20.2 million in 2002, 2001 and 2000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Company adopted the remaining provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets that have indefinite lives are no longer amortized except for goodwill related to the acquisition of cooperatives and the formation of joint ventures, but rather will be tested for impairment at least annually in accordance with the provisions of the standard. See Note 7 for additional information on the adoption of SFAS No. 142.
    The Company adopted Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," on January 1, 2002. EITF No. 00-25 deals with the accounting for consideration paid from a vendor (typically a manufacturer or distributor) to a retailer, including slotting fees, cooperative advertising arrangements and buy-downs. The guidance in EITF 00-25 generally requires that these incentives be classified as a reduction of sales. The impact of the adoption decreased previously reported sales and selling, general and administration expense for the years ended December 31, 2001 and 2000 by $108.6 and $96.0 million, respectively.

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." As a result, gains and losses from the extinguishment of debt previously classified as an extraordinary item must now be included in earnings from continuing operations. The Company reclassified a $23.5 million extraordinary loss in 2001 to loss on extinguishment of debt and a $4.5 million extraordinary gain in 2000 to gain on extinguishment of debt.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Under existing accounting literature, certain costs for exit activities were recognized at the date a company committed to an exit plan. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The standard is generally expected to delay recognition of certain exit related costs.

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

2.  RECEIVABLES

    A summary of receivables at December 31 is as follows:

                                                                           2002       2001
                                                                        ---------  --------
          Trade accounts..........................................      $ 237,106  $287,229
          Notes and contracts.....................................         44,565    50,626
          Notes from sale of trade receivables (see Note 3).......        225,144   192,403
          Other...................................................         79,024    66,707
                                                                        ---------  --------
                                                                          585,839   596,965
          Less allowance for doubtful accounts....................         18,255    22,954
                                                                        ---------  --------
          Total receivables, net..................................      $ 567,584  $574,011
                                                                        =========  ========

    A substantial portion of Land O'Lakes receivables is concentrated in the agricultural industry. Collections of these receivables may be dependent upon economic returns from farm crop and livestock production. The Company's credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.

3.  RECEIVABLES PURCHASE FACILITY

    In December 2001, the Company established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly-owned, unconsolidated special purpose entity (SPE) was established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheet. However, the Company retains credit risk related to the repayment of the notes receivable with the SPE, which, in turn, is dependent upon the credit risk of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At December 31, 2002, no amounts were outstanding under this facility and $100.0 million remained available. The total accounts receivable sold during 2002 and 2001 were $2,653.0 million and $383.2 million, respectively.

4.  INVENTORIES

    A summary of inventories at December 31 is as follows:

                                                2002       2001
                                              ---------  ---------
                 Raw materials...........     $ 141,849  $ 127,569
                 Work in process.........        33,707     37,423
                 Finished goods..........       270,830    285,782
                                              ---------  ---------
                 Total inventories.......     $ 446,386  $ 450,774
                                              =========  =========

5.  INVESTMENTS

    A summary of investments at December 31 is as follows:

                                                                          2002       2001
                                                                        ---------  --------
        CF Industries, Inc..........................................    $ 249,502  $248,502
        Agriliance LLC..............................................       91,629    84,030
        MoArk LLC...................................................       44,678    47,593
        Ag Processing Inc...........................................       37,854    38,977
        Advanced Food Products LLC..................................       27,418    27,487
        CoBank, ACB.................................................       22,061    21,549
        Melrose Dairy Proteins, LLC.................................        6,579     8,253
        Universal Cooperatives......................................        6,473     6,196
        Prairie Farms Dairy, Inc....................................        5,092     4,754
        PEC Mark II (Malta Cleyton).................................           --     7,681
        Other -- principally cooperatives and joint ventures........       54,306    73,108
                                                                        ---------  --------
        Total investments...........................................    $ 545,592  $568,130
                                                                        =========  ========

    During 2002, the Company sold its interest in PEC Mark II (Malta Cleyton), a Mexican feed joint venture, for $5.6 million in cash and a $2.0 million note receivable.

    During 2001, the Company made an additional cash investment of $27.7 million in MoArk LLC, an egg production and marketing company, of which $13.1 million was recorded as goodwill. In a non-cash transaction, the Company contributed its aseptic processing assets of $24.5 million in exchange for a 35% equity investment in Advanced Food Products LLC.

    Summarized financial information for the Company's four largest equity investments, which comprise most of the equity investments, is as follows:

                                                         2002         2001
                                                     -----------  -----------
                  Net sales.......................   $ 4,322,237  $ 4,850,747
                  Gross profit....................       435,321      463,220
                  Net earnings....................        45,839       34,194
                  Current assets..................     1,511,267    1,584,028
                  Non-current assets..............       362,352      379,327
                  Current liabilities.............     1,307,862    1,376,515
                  Non-current liabilities.........       201,321      234,088
                  Total equity....................       364,437      352,752

6.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment at December 31 is as follows:

         Owned property, plant and equipment:

                                                                  2002        2001
                                                              -----------  ----------
         Land and land improvements.......................    $    59,396  $   51,818
         Buildings and building equipment.................        294,032     311,499
         Machinery and equipment..........................        554,926     560,244
         Software.........................................         38,689      38,438
         Construction in progress.........................         40,771      56,769
                                                              -----------  ----------
                                                                  987,814   1,018,768
         Less accumulated depreciation....................        407,954     343,491
                                                              -----------  ----------
         Total property, plant and equipment, net.........    $   579,860  $  675,277
                                                              ===========  ==========

         Property under capital lease:

                                                                   2002        2001
                                                              -----------  ----------
         Buildings and building equipment.................    $    26,868  $       --
         Machinery and equipment..........................         78,868          --
                                                              -----------  ----------
                                                                  105,736          --
         Less accumulated depreciation....................             --          --
                                                              -----------  ----------
         Total property under capital lease, net..........    $   105,736  $       --
                                                              ===========  ==========

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL The Company adopted the remaining provisions of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective January 1, 2000, net earnings for 2001 and 2000 would have been reported as follows:

                                                               2002       2001        2000
                                                            ---------  ---------   ---------
         Net earnings....................................   $  98,887  $  71,488   $ 102,932
         Add back: Goodwill amortization, net of tax.....          --      4,940       6,887
                                                            ---------  ---------   ---------
         Adjusted net earnings...........................   $  98,887  $  76,428   $ 109,819
                                                            =========  =========   =========

The carrying amount of goodwill at December 31 is as follows:

                                                       2002       2001
                                                    ---------  ---------
             Dairy Foods..........................  $  66,718  $  40,285
             Feed.................................    156,839    109,463
             Seed.................................     16,948     15,704
             Swine................................        647        701
             Agronomy.............................     69,823     74,904
             Other................................     12,438     13,970
                                                    ---------  ---------
             Total goodwill.......................  $ 323,413  $ 255,027
                                                    =========  =========

    The Dairy Foods segment goodwill increased by $26.4 million, principally due to the additional purchase price for an acquisition in 2001. The Feed segment goodwill increased $47.4 million, mostly due to the $50.7 million reallocation of the Purina Mills, Inc. purchase price. The Seed segment goodwill increased $1.2 million, mainly due to the additional purchase price for an acquisition. The decrease in goodwill in the Agronomy segment was primarily due to amortization related to an investment in a joint venture.

OTHER INTANGIBLE ASSETS A summary of other intangible assets at December 31 is as follows:

                                                                               2002      2001
                                                                            ---------  --------
             Amortized other intangible assets:
             Trademarks, less accumulated amortization
                of $1,615 and $235, respectively.........................   $   2,725  $  4,107
             Patents, less accumulated amortization of
                $1,394 and $241, respectively............................      14,979    16,132
             Agreements not to compete, less accumulated
                amortization of $2,324 and $1,415,
                respectively.............................................       1,976     3,608
             Other intangible assets, less accumulated
                 amortization of $7,343 and $4,416, respectively.........       5,127    10,850
                                                                            ---------  --------
             Total amortized other intangible assets.....................      24,807    34,697
             Total non-amortized other intangible assets - trademarks....      76,963    76,963
                                                                            ---------  --------
             Total other intangible assets...............................   $ 101,770  $111,660
                                                                            =========  ========

    Amortization expense for the years ended December 31, 2002 and 2001 was $6.6 million and $4.6 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $4.0 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 14 years.

8.  DEBT OBLIGATIONS

    The Company had notes and short-term obligations at December 31, 2002 and 2001 of $37.8 million and $34.0 million, respectively. The Company also has a $250.0 million 5-year revolving credit facility with a variable interest rate based on LIBOR. There were no borrowings on this facility as of December 31, 2002.

    A summary of long-term debt at December 31 is as follows:

                                                                                 2002         2001
                                                                             ----------   ----------
          Term A loan -- quarterly installments through 2006
            (variable rate based on LIBOR)...............................    $   288,270  $  325,000
          Term B loan -- quarterly installments through 2008
            (variable rate based on LIBOR)...............................        231,417     250,000
          Senior unsecured notes -- due 2011 (8.75%).....................        350,000     350,000
          Industrial development revenue bonds and other secured notes
            payable-due 2003 through 2016 (.90% to 6.00%)................         26,268      26,329
          Capital Securities of Trust Subsidiary -- due 2028
            (7.45%)......................................................        190,700     190,700
          Other debt.....................................................         25,216      24,982
                                                                             ----------   ----------
                                                                               1,111,871   1,167,011
          Less current portion...........................................        104,563      19,546
                                                                             -----------  ----------
          Total long-term debt...........................................    $ 1,007,308  $1,147,465
                                                                             ===========  ==========

    During 2002, the Company made payments on Term A loan of $36.7 million and on Term B loan of $18.6 million. Debt covenants include certain minimum financial ratios that were all satisfied.

    During 2001, the Company obtained a Term A loan for $325.0 million and a Term B loan for $250.0 million. In addition, a long-term bond offering for $350.0 million, due 2011, was completed in November 2001.

    The early extinguishment of previous credit facilities in 2001 resulted in a loss of $23.5 million.

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

    Interest paid, including interest paid on capital securities and net of amounts capitalized ($0.1 million, $0.1 million and $1.5 million in 2002, 2001 and 2000, respectively), was $80.0 million, $55.7 million and $59.8 million in 2002, 2001 and 2000, respectively.

    The weighted average interest rates on short-term borrowings and notes outstanding at December 31, 2002 and 2001 were 6.99% and 6.52%, respectively.

    Borrowings under the revolving credit facility and the term loans bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins depend on Land O'Lakes credit ratings. Based upon Land O'Lakes existing credit ratings, the current LIBOR margins are 225 basis points for the revolving credit facility, 275 basis points for the Term A Loan and 350 basis points for the Term B Loan. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of Land O'Lakes. As of December 31, 2002, interest rates on the Term A Loan and Term B Loan were 4.17% and 4.92%, respectively.

    The maturity of long-term debt for the next five years and thereafter is summarized in the table below. The amount for 2003 includes a $50 million voluntary prepayment of Term A and B loans, which was paid on January 24, 2003.

                                    YEAR             AMOUNT
                             ------------------    --------
                             2003..............    $104,563
                             2004..............      71,510
                             2005..............      90,953
                             2006..............      68,732
                             2007..............       9,062
                             2008 and thereafter    767,051

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following tables provide information of the carrying amount, notional amount and fair value of financial instruments, including derivative financial instruments. The Company believes it is not practical to estimate the fair value of investments in other cooperatives due to the excessive cost involved as there is no established market for these investments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and short-term investments, receivables, accounts payable, notes and short-term obligations, approximate fair value due to the short-term maturity of the instruments. The carrying value of LIBOR-based debt, including the revolving credit facility, Term A loan and Term B loan, also approximates fair market value since the interest rate automatically adjusts every one to three months and credit spreads are not believed to have changed materially since the facilities were established. The fair value of fixed rate long-term debt was established through a present value calculation, based on available information on prevailing market interest rates for similar securities on the respective reporting dates, and is summarized at December 31 as follows:


                                                                          2002                  2001
                                                                  --------------------  ---------------------
                                                                   CARRYING     FAIR     CARRYING     FAIR
                                                                    AMOUNT      VALUE     AMOUNT      VALUE
                                                                  ---------   --------   ---------   --------
          Senior unsecured notes due 2011......................   $ 350,000   $275,170   $ 350,000   $343,490
          Capital Securities of Trust Subsidiary due 2028......     190,700    103,302     190,700    127,310


    The Company enters into futures and options contract derivatives to reduce risk on the market value of inventory and fixed or partially fixed purchase and sale contracts.
    The notional or contractual amount of derivatives provides an indication of the extent of the Company's involvement in such instruments at that time but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of the notional or contractual amounts of these instruments at December 31 is as follows:


                                                                 2002                  2001
                                                         --------------------  -------------------
                                                         NOTIONAL      FAIR    NOTIONAL     FAIR
                                                          AMOUNT       VALUE    AMOUNT      VALUE
                                                         ---------    -------  ---------   -------
Derivative financial instruments:
  Commodity futures contracts...................
          Commitments to purchase...............         $ 108,359    $(4,543) $  76,639   $(6,475)
          Commitments to sell...................           (56,969)      (615)    (6,111)      (86)

10.  INCOME TAXES

    The components of the income tax provision are summarized as follows:

                                                                     2002        2001         2000
                                                                 ----------   ----------   ---------
                      Current expense(benefit)
                      Federal...........................         $    2,586   $  (22,298)  $  16,678
                      State.............................                262       (3,199)      2,266
                                                                 ----------   ----------   ---------
                                                                      2,848      (25,497)     18,944
                      Deferred (benefit) expense........             (5,050)      20,096     (31,844)
                                                                 ----------   ----------   ---------
                      Income tax benefit................         $   (2,202)  $   (5,401)  $ (12,900)
                                                                 ==========   ==========   =========

    The effective tax rate differs from the statutory rate primarily as a result of the following:

                                                             2002     2001    2000
                                                            ------  -------  ------
           Statutory rate...............................     35.0%   35.0%    35.0%
           Patronage refunds............................    (35.1)  (37.4)   (55.4)
           State income tax, net of federal benefit.....     (0.3)   (0.5)    (1.2)
           Amortization of goodwill.....................      0.5     0.4      5.2
           Effect of foreign operations.................     (4.2)    1.5      0.8
           Disposal of investment.......................       --    (5.1)      --
           Other, net...................................      1.8    (2.1)     1.3
                                                            -----   -----    -----
           Effective tax rate...........................     (2.3)%  (8.2)%  (14.3)%
                                                            =====   =====    =====

    The significant components of the deferred tax assets and liabilities at December 31 are as follows:

                                            2002         2001         2000
                                          --------     --------     --------
Deferred tax assets related to:
Deferred patronage .....................  $  4,323     $ 12,443     $ 12,810
Accrued expenses .......................    25,160       33,145       21,017
Allowance for doubtful accounts ........     9,012       12,040        5,557
Inventories ............................     2,252        5,064        3,588
Asset impairments ......................    10,232        8,037       16,020
Joint ventures .........................        --        1,680       20,898
Net operating loss carryforward ........    48,312           --           --
Other, net .............................        --        3,829        3,710
                                          --------     --------     --------
Total deferred tax assets ..............    99,291       76,238       83,600
                                          --------     --------     --------
Deferred tax liabilities
related to:
Property, plant and equipment ..........    65,157       77,904       12,946
Intangibles ............................    17,800       16,944       10,085
Joint ventures .........................     1,292           --           --
Other, net .............................       347           --           --
                                          --------     --------     --------
Total deferred tax liabilities .........    84,596       94,848       23,031
                                          --------     --------     --------
Net deferred tax assets (liabilities)...  $ 14,695     $(18,610)    $ 60,569
                                          ========     ========     ========

    SFAS No. 109 "Accounting for Income Taxes" requires consideration of a valuation allowance if it is "more likely than not" that benefits of deferred tax assets will not be realized. Management has determined, based on prior earnings history and anticipated earnings, that no valuation allowance is necessary.

    Income taxes (recovered) paid in 2002, 2001, and 2000 were $(21.7) million, $22.3 million and $5.1 million, respectively.

11. PENSION AND OTHER POSTRETIREMENT PLANS

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

    The measurement date for the pension and other postretirement benefit plans is November 30.

         Reconciliation of the funded status of the plans and the amounts included in the balance sheets are as follows:

                                                                                          OTHER POSTRETIREMENT
                                                            PENSION BENEFITS                    BENEFITS
                                                       ---------------------------     ---------------------------
                                                           2002            2001           2002            2001
                                                       -----------     -----------     -----------     -----------
Change in benefit obligation:
  Benefit obligation at beginning of year ..........   $   313,680     $   288,267     $    59,296     $    51,530
  Service cost .....................................        11,536           9,471             802             818
  Interest cost ....................................        23,588          21,091           4,048           3,918
  Plan amendments ..................................         3,377             750              --              --
  Transfer to other plans ..........................        (3,062)             --              --              --
  Business combinations ............................        26,390              --              --              --
  Actuarial (gain) loss ............................        (5,517)         10,922           2,827           8,112
  Benefits paid ....................................       (18,169)        (16,821)         (6,050)         (5,082)
                                                       -----------     -----------     -----------     -----------
  Benefit obligation at end of year ................   $   351,823     $   313,680     $    60,923     $    59,296
                                                       ===========     ===========     ===========     ===========
Change in plan assets:
  Fair value of plan assets at beginning of year ...   $   283,983     $   304,506     $        --     $        --
  Actual loss on plan assets .......................       (17,810)         (5,702)             --              --
  Company contributions ............................        67,936           2,000           6,050           5,082
  Transfer to other plans ..........................        (3,062)             --              --              --
  Business combinations ............................        21,259              --              --              --
  Benefits paid ....................................       (18,169)        (16,821)         (6,050)         (5,082)
                                                       -----------     -----------     -----------     -----------
  Fair value of plan assets at end of year .........   $   334,137     $   283,983     $        --     $        --
                                                       ===========     ===========     ===========     ===========
Reconciliation of prepaid (accrued) benefits:
  Funded status ....................................   $   (17,686)    $   (29,697)    $   (60,923)    $   (59,296)
  Unrecognized net actuarial loss ..................       107,545          65,591          28,946          28,190
  Unrecognized transition obligation ...............            --              --           6,429           7,072
  Unrecognized prior service cost ..................         5,927           3,823           2,926           3,192
                                                       -----------     -----------     -----------     -----------
  Prepaid (accrued) benefit cost ...................   $    95,786     $    39,717     $   (22,622)    $   (20,842)
                                                       ===========     ===========     ===========     ===========
Weighted-average assumptions:
  Discount rate ....................................          7.00%           7.25%           7.00%           7.25%
  Expected return on plan assets ...................          8.50%           9.50%            N/A             N/A
  Rate of compensation increase ....................          4.25%           4.75%            N/A             N/A


         For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003 and an annual rate of increase of 5.5% was assumed for all years thereafter. The health care cost trend rate assumption affects the amounts reported. For example, a 1% increase in the assumed trend rate for health care costs would have increased the service cost and the interest cost components of 2002 postretirement health care benefits expense by $0.2 million and the accumulated postretirement benefit obligation by $3.3 million as of December 31, 2002. In contrast, a 1% decrease in the assumed trend rate for health care costs would have decreased the service cost and interest cost components of 2002 postretirement health care benefits expense by $0.2 million and the accumulated postretirement benefit obligation by $2.8 million as of December 31, 2002.

         Components of net periodic benefit cost are as follows:

                                                 PENSION BENEFITS                       OTHER POSTRETIREMENT BENEFITS
                                     -----------------------------------------    ---------------------------------------
                                        2002           2001            2000          2002          2001           2000
                                     -----------    -----------    -----------    -----------   -----------   -----------
Service cost .....................   $    11,536    $     9,471    $     9,749    $       802   $       818   $       794
Interest cost ....................        23,588         21,091         19,931          4,048         3,918         3,649
Expected return on assets ........       (30,301)       (28,428)       (26,916)            --            --            --
Amortization of prior
  service cost ...................         1,273            814            814            266           266           266
Amortization of actuarial
  loss ...........................           419             --             --          1,615         1,326         1,346
Amortization of transition
  obligation .....................            --             --             --            643           643           643
                                     -----------    -----------    -----------    -----------   -----------   -----------
Net periodic benefit cost ........   $     6,515    $     2,948    $     3,578    $     7,374   $     6,971   $     6,698
                                     ===========    ===========    ===========    ===========   ===========   ===========

         In addition to the defined benefit pension plan, the Company has a noncontributory, supplemental executive retirement plan (SERP), which is an unfunded, defined benefit plan. The projected benefit obligation of the unfunded plan was $15.3 million and $14.4 million at December 31, 2002 and 2001, respectively. The accumulated benefit obligation was $11.9 million and $13.2 million at December 31, 2002 and 2001, respectively. Net periodic pension cost was $1.4 million, $1.2 million and $1.9 million for 2002, 2001 and 2000, respectively.

         The Company also has a discretionary capital accumulation plan (CAP), which is an unfunded, defined benefit plan. The projected benefit obligations and the accumulated benefit obligation of the unfunded plan were $26.8 million and $24.9 million at December 31, 2002 and 2001, respectively. The accrued discretionary CAP liability was $26.8 million and $24.9 million at December 31, 2002 and 2001, respectively. The expense for this plan was $1.7 million for 2002 and $0.0 million for 2001 and 2000.

         Certain eligible employees are covered by defined contribution plans. The expense for these plans was $4.9 million, $4.9 million and $5.8 million for 2002, 2001 and 2000, respectively.

12. EQUITIES

         The authorized capital stock at December 31, 2002 consists of 2,000 shares of Class A Common, $1,000 par value; 50,000 shares of Class B Common, $1 par value; 500 shares of nonvoting Class C Common, $1,000 par value; 10,000 shares of nonvoting Class D Common, $1 par value; and 1,000,000 shares of nonvoting, 8% non-cumulative Preferred, $10 par value.

         The following details the activity in membership shares during the three years ended December 31, 2002:

                                                         NUMBER OF SHARES
                            -----------------------------------------------------------------------
                                                     COMMON
                            --------------------------------------------------------
                                 A              B              C              D          PREFERRED
                            -----------    -----------    -----------    -----------    -----------
December 31, 1999 .......           878          7,754            117          3,099        106,723
  New Members ...........           327            295             84            671             --
  Redemptions ...........           (39)        (2,159)            (4)        (2,270)        (9,289)
                            -----------    -----------    -----------    -----------    -----------
December 31, 2000 .......         1,166          5,890            197          1,500         97,434
  New Members ...........            47            716             18            364             --
  Redemptions ...........           (41)          (739)           (15)          (426)        (4,865)
                            -----------    -----------    -----------    -----------    -----------
December 31, 2001 .......         1,172          5,867            200          1,438         92,569
  New Members ...........             3            321              2            137             --
  Redemptions ...........           (48)          (981)            (8)          (470)        (6,289)
                            -----------    -----------    -----------    -----------    -----------
December 31, 2002 .......         1,127          5,207            194          1,105         86,280
                            -----------    -----------    -----------    -----------    -----------

         Patronage refunds to members of $96.9 million, $70.6 million and $142.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, are based on earnings in specific patronage or product categories and in proportion to the business each member does within each category. For 2002, Land O'Lakes will issue qualified patronage and non-qualified refunds in the amount of $13.7 million and $83.2 million, respectively. Qualified patronage refunds are tax deductible by the Company when qualified written notices of allocation are issued and non-qualified patronage refunds are tax deductible when redeemed with cash.

         The allocation to retained earnings of $12.3 million in 2002, $(1.8) million in 2001 and $(34.0) million in 2000 represents earnings or (losses) generated by non-member businesses plus amounts under the retained earnings program as provided in the by-laws of the Company.

13. ACQUISITIONS, MERGERS AND DIVESTITURES

         Proceeds from divestitures in 2002 totaled $22.4 million. The Company divested its operations in Poland for $4.2 million in cash and $6.3 million in debt assumed, which resulted in a gain of $1.3 million. Net cash proceeds were $11.0 million from a divestiture of a seed coating business in Idaho and a seed inoculation business in Brazil, which resulted in a gain of $4.0 million. Other divestures in 2002 resulted in net cash proceeds of $0.9 million and a loss of $0.3 million.

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

         The aggregate purchase price was approximately $359 million, net of cash acquired, of which $247 million represented cash payments for stock and acquisition costs and $112 million represented debt retirement. In connection with the acquisition, the Company refinanced certain existing bank financing arrangements and entered into new bank financing arrangements (see Note 8).

         The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. At December 31, 2001 the Company was in the process of obtaining final third party valuations of certain assets; thus the allocation of the purchase price was subject to refinement. During 2002, the allocation of the purchase price was completed. As a result of final appraisals and resolutions of other contingencies outstanding at the date of the acquisition goodwill was increased by $50.7 million, with the most significant offset to property, plant and equipment.

                                                   AT OCTOBER 11, 2001
                                                   -------------------
Current assets ...................................   $    92,486
Investments ......................................        10,430
Property, plant and equipment ....................       218,913
Goodwill .........................................        86,872
Other intangibles ................................        98,940
Other assets .....................................        32,892
                                                     -----------
  Total assets acquired ..........................       540,533
                                                     -----------
Current liabilities ..............................        64,338
Other liabilities ................................       117,638
                                                     -----------
  Total liabilities assumed ......................       181,976
                                                     -----------
  Net assets acquired ............................   $   358,557
                                                     ===========

         Goodwill of $86.9 million was recognized and assigned to the Feed segment. None of the goodwill is expected to be deductible for tax purposes. Of the $98.9 million of acquired identifiable intangible assets, $77.0 million is not subject to amortization, and relates primarily to trade names and trademarks. The remaining intangible assets of $21.9 million, have a weighted average useful life of approximately 12 years and consist of patents in the amount of $16.4 million with a 14 year weighted average useful life and contracts of $5.5 million with a 3 year weighted average useful life.

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

                                          PRO FORMA YEAR
                                         ENDED DECEMBER 31
                                 ---------------------------------
                                       2001              2000
                                 ---------------   ---------------
Net sales ....................   $     6,530,168   $     6,512,579
Net earnings .................            71,152            90,735


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

         In April 2000, the Company divested of a swine business in North Carolina for net cash proceeds of $4.4 million which resulted in a gain of $0.5 million. In July 2000, the Company sold its fluid dairy assets to Dean Foods Company for net proceeds of $179.7 million which resulted in a gain of $88.5 million.

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

14. RESTRUCTURING AND IMPAIRMENT CHARGES

         A summary of restructuring and impairment charges is as follows:

                                                               2002             2001               2000
                                                          --------------   --------------    --------------
Restructuring charges (reversals) .....................   $       13,173   $       (4,067)   $        9,700
Impairment charges ....................................           18,239            7,800            44,526
                                                          --------------   --------------    --------------
Total restructuring and impairment charges ............   $       31,412   $        3,733    $       54,226
                                                          ==============   ==============    ==============

         In 2002, the Company recorded restructuring and impairment charges of $31.4 million. In the Dairy Foods segment, the Company recorded a $19.6 million restructuring and impairment charge in 2002, of which $15.2 million was related primarily to the write-down of impaired plant assets held for sale to their estimated fair value, and $4.4 million was related to employee severance and outplacement costs for 374 employees at various locations. In the Animal Feed segment, the Company recorded an $11.8 million restructuring and impairment charge, of which $3.1 million was primarily related to the write-down of impaired plant assets held for sale to their estimated fair value, and $8.7 million was related to employee severance and outplacement costs for 375 employees at various locations. The balance remaining to be paid at December 31, 2002 for employee severance and outplacement costs was $10.5 million.

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

15. GAIN ON LEGAL SETTLEMENTS

         During 2002, the Company recognized gain on legal settlements of $155.5 million. The gain resulted from net cash proceeds of $58.8 million and a legal settlement receivable of $96.7 million for which cash was received on January 17, 2003. The amounts were received from several vitamin product suppliers against whom the Company alleged certain price-fixing claims.

16. GAIN ON SALE OF INTANGIBLE

         In 2002, the Company recorded a $4.2 million gain on the sale of a customer list pertaining to the feed phosphate distribution business.

17. LOSS (GAIN) ON EXTINGUISHMENT OF DEBT

         In 2001, the early extinguishment of previous credit facilities resulted in a loss of $23.5 million. In 2000, the Company repurchased $9.3 million of Capital Securities, which resulted in a gain of $4.5 million.

18. COMMITMENTS AND CONTINGENCIES

         The Company leases various equipment and real properties under long-term operating leases. Total rental expense was $44.4 million in 2002, $34.8 million in 2001 and $31.7 million in 2000. Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

         Minimum lease commitments under operating noncancelable leases at December 31, 2002, total $80.5 million composed of $23.8 million for 2003, $17.4 million for 2004, $11.4 million for 2005, $9.2 million for 2006, $7.1 million for 2007 and $11.6 million for later years.

         At December 31, 2002 the $108.3 million obligation under capital lease represents the present value of the future minimum lease payments for which the Company is contingently liable. The lessee is Cheese and Protein International, LLC (CPI), a 95%-owned subsidiary. The lease has been included in the Company's consolidated balance sheet at December 31, 2002 because CPI did not meet its fixed charge coverage ratio covenant as of December 31, 2002. CPI has received a covenant waiver from the lender, but only through March 2003. CPI is currently in discussions with its lenders on an amendment to the lease contract which will cover future periods. The lease has terms through 2007, but it is currently classified as a current liability because the Company could be required to pay the full amount in 2003 if an amendment cannot be obtained from the participating lenders.

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

19. SEGMENT INFORMATION

         The Company operates in five segments: dairy foods, animal feed, crop seed, swine and agronomy.

         The dairy foods segment produces, markets and sells products such as butter, spreads, cheese, and other dairy related products. Products are sold under well-recognized national brand names including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under regional brand names such as New Yorker.

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

         The agronomy segment consists primarily of the Company's 50% ownership in Agriliance LLC, which is accounted for under the equity method. Agriliance LLC markets and sells two primary product lines: crop protection (including herbicides and pesticides) and crop nutrients (including fertilizers and micronutrients).

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

                                             DAIRY FOODS            FEED              SEED               SWINE
                                           ---------------    ---------------    ---------------    ---------------
FOR THE YEAR ENDED DECEMBER 31,
  2002
  Net sales ............................   $     2,899,075    $     2,444,668    $       406,871    $        83,239
  Cost of sales ........................         2,739,813          2,155,342            353,852             93,482
  Selling, general and administration ..           155,501            245,523             45,852              5,879
  Restructuring and impairment charges .            19,647             11,765                 --                 --
  Interest expense, net ................            20,136             28,302              2,738              5,401
  Gain on legal settlements ............            (3,166)          (152,378)                --                 --
  Gain on sale on intangible ...........                --             (4,184)                --                 --
  (Gain) loss on divestiture of
    business ...........................            (1,281)               (21)            (3,956)               155
  Equity in loss (earnings) of
    affiliated companies ...............               580             (1,560)                75              1,491
  Minority interest in (loss)
    earnings of subsidiaries ...........               (21)             5,380                 19                 --
                                           ---------------    ---------------    ---------------    ---------------
  (Loss) earnings before income taxes ..   $       (32,134)   $       156,499    $         8,291    $       (23,169)
                                           ===============    ===============    ===============    ===============
FOR THE YEAR ENDED DECEMBER 31,
  2001
  Net sales ............................   $     3,463,853    $     1,864,021    $       413,567    $       109,895
  Cost of sales ........................         3,228,430          1,691,309            354,175             96,980
  Selling, general and administration ..           168,940            133,438             49,193              5,155
  Restructuring and impairment charges .             1,661                272                 --              1,800
  Interest expense, net ................            20,046             13,786              6,268              6,182
  Gain on legal settlements ............                --             (2,996)                --                 --
  Loss on extinguishment of debt .......                --                 --                 --                 --
  Equity in (earnings) loss of
    affiliated companies ...............            (4,940)            (4,437)               324             (3,325)
  Minority interest in (loss)
    earnings of subsidiaries ...........            (1,000)             7,992                  6                 --
                                           ---------------    ---------------    ---------------    ---------------
  Earnings (loss) before income taxes ..   $        50,716    $        24,657    $         3,601    $         3,103
                                           ===============    ===============    ===============    ===============
FOR THE YEAR ENDED DECEMBER 31,
  2000
  Net sales ............................   $     3,098,159    $     1,182,230    $       365,522    $       101,991
  Cost of sales ........................         2,822,973          1,064,772            308,498             93,449
  Selling, general and administration ..           203,312             84,384             44,007              7,888
  Restructuring and impairment charges .            44,526              9,700                 --                 --
  Interest expense (income), net .......            29,437              4,300              6,419              6,477
  Gain from divestiture of businesses ..           (88,530)                --                 --               (504)
  Gain on extinguishment of debt .......                --                 --                 --                 --
  Equity in (earnings) loss of
    affiliated companies ...............            (1,301)            (2,433)              (147)            (3,485)
  Minority interest in (loss)
    earnings of subsidiaries ...........              (171)            (1,786)                 1                 40
                                           ---------------    ---------------    ---------------    ---------------
  Earnings (loss) before income taxes ..   $        87,913    $        23,293    $         6,744    $        (1,874)
                                           ===============    ===============    ===============    ===============
2002
  Total assets .........................   $       815,186    $     1,301,268    $       446,470    $        69,804
  Depreciation and amortization ........            36,831             46,555              3,023              3,829
  Capital expenditures .................            32,347             26,047                573              3,126
2001
  Total assets .........................   $       730,365    $       981,229    $       379,912    $        77,911
  Depreciation and amortization ........            42,466             31,707              5,008              5,575
  Capital expenditures .................            37,749             24,872              2,685              7,310
2000
  Total assets .........................   $       715,267    $       446,249    $       335,260    $        95,999
  Depreciation and amortization ........            42,766             18,618              5,583              6,180
  Capital expenditures .................            60,291             21,507              3,521              9,572


                                                 AGRONOMY             OTHER           CONSOLIDATED
                                              ---------------    ---------------    ---------------
FOR THE YEAR ENDED DECEMBER 31,
  2002
  Net sales ............................      $            --    $        13,011    $     5,846,864
  Cost of sales ........................                   --              7,934          5,350,423
  Selling, general and administration ..               18,885              9,766            481,406
  Restructuring and impairment charges .                   --                 --             31,412
  Interest expense, net ................                9,469              2,800             68,846
  Gain on legal settlements ............                   --                 --           (155,544)
  Gain on sale on intangible ...........                   --                 --             (4,184)
  (Gain) loss on divestiture of
    business ...........................                   --                111             (4,992)
  Equity in loss (earnings) of
    affiliated companies ...............              (26,598)             3,337            (22,675)
  Minority interest in (loss)
    earnings of subsidiaries ...........                   --                109              5,487
                                              ---------------    ---------------    ---------------
  (Loss) earnings before income taxes ..      $        (1,756)   $       (11,046)   $        96,685
                                              ===============    ===============    ===============
FOR THE YEAR ENDED DECEMBER 31,
  2001
  Net sales ............................      $            --    $        13,522    $     5,864,858
  Cost of sales ........................                   --              7,711          5,378,605
  Selling, general and administration ..               16,394              8,873            381,993
  Restructuring and impairment charges .                   --                 --              3,733
  Interest expense, net ................                8,057              1,345             55,684
  Gain on legal settlements ............                   --                 --             (2,996)
  Loss on extinguishment of debt .......                   --             23,453             23,453
  Equity in (earnings) loss of
    affiliated companies ...............              (34,704)            (1,501)           (48,583)
  Minority interest in (loss)
    earnings of subsidiaries ...........                   --               (116)             6,882
                                              ---------------    ---------------    ---------------
  Earnings (loss) before income taxes ..      $        10,253    $       (26,243)   $        66,087
                                              ===============    ===============    ===============
FOR THE YEAR ENDED DECEMBER 31,
  2000
  Net sales ............................      $       857,004    $        67,868    $     5,672,774
  Cost of sales ........................              794,564             61,854          5,146,110
  Selling, general and administration ..               39,545             10,154            389,290
  Restructuring and impairment charges .                   --                 --             54,226
  Interest expense (income), net .......                6,109               (303)            52,439
  Gain from divestiture of businesses ..                   --                 --            (89,034)
  Gain on extinguishment of debt .......                   --             (4,450)            (4,450)
  Equity in (earnings) loss of
    affiliated companies ...............               46,033             (3,101)            35,566
  Minority interest in (loss)
    earnings of subsidiaries ...........                  211                300             (1,405)
                                              ---------------    ---------------    ---------------
  Earnings (loss) before income taxes ..      $       (29,458)   $         3,414    $        90,032
                                              ===============    ===============    ===============
2002
  Total assets .........................      $       416,014    $       197,580    $     3,246,322
  Depreciation and amortization ........                6,090             10,434            106,762
  Capital expenditures .................                   --             25,344             87,437
2001
  Total assets .........................      $       411,738    $       510,223    $     3,091,378
  Depreciation and amortization ........                6,321              6,211             97,288
  Capital expenditures .................                   --             11,320             83,936
2000
  Total assets .........................      $       417,602    $       462,966    $     2,473,343
  Depreciation and amortization ........                4,624              5,850             83,621
  Capital expenditures .................                   --              9,452            104,343

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                 FIRST             SECOND             THIRD             FOURTH
                                QUARTER            QUARTER           QUARTER            QUARTER          FULL YEAR
                            ---------------    ---------------   ---------------    ---------------   ---------------
2002
Net sales ...............   $     1,524,196    $     1,412,057   $     1,363,292    $     1,547,319   $     5,846,864
Gross profit ............           147,879            123,774           112,634            112,154           496,441
Net (loss) earnings .....              (976)            48,296           (11,988)            63,555            98,887


                                 FIRST            SECOND             THIRD             FOURTH
                                QUARTER           QUARTER           QUARTER            QUARTER           FULL YEAR
                            ---------------   ---------------   ---------------    ---------------   ---------------
2001
Net sales ...............   $     1,375,727   $     1,372,473   $     1,414,532    $     1,702,126   $     5,864,858
Gross profit ............           115,112           117,323            95,503            158,315           486,253
Net earnings (loss) .....            13,043            44,190            (4,415)            18,670            71,488



21. RELATED PARTY TRANSACTIONS

         The Company has a 50% voting interest in Melrose Dairy Proteins, LLC, a joint venture with Dairy Farmers of America formed in April 2001. For the years ended December 31, 2002 and 2001, the Company purchased $18.6 million and $1.3 million, respectively, in product from the venture and sold $96.1 million and $63.2 million, respectively, in product to the venture.

         The Company has a 50% voting interest in Agriliance LLC, a joint venture with United Country Brands formed in July 2000. For the years ended December 31, 2002 and 2001, the Company sold services to the venture of $8.3 million and $7.1 million, respectively.

22. ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The activity in the allowance for doubtful accounts is as follows:


                                                                    ADDITIONS
                                                                ------------------
                                               BALANCE AT          NET CHARGES
                                               BEGINNING             TO COSTS        (OTHER ADDITIONS)/           BALANCE AT
             DESCRIPTION                        OF YEAR            AND EXPENSES          DEDUCTIONS               END OF YEAR
----------------------------------------   ------------------   ------------------   ------------------       ------------------
Year ended December 31, 2002 ...........   $           22,954   $            5,094   $            9,793       $           18,255
Year ended December 31, 2001 ...........               17,870                1,871               (3,213)(a)               22,954
Year ended December 31, 2000 ...........               15,355                4,550                2,035                   17,870


----------
(a) Includes ($6,206) from the acquisition of Purina Mills, Inc. and accounts charged off, net of recoveries.


23. CONSOLIDATING FINANCIAL INFORMATION

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

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                          LAND           WHOLLY         MAJORITY
                                      O'LAKES, INC.      OWNED           OWNED
                                         PARENT       CONSOLIDATED    CONSOLIDATED  NON-GUARANTOR
                                         COMPANY       GUARANTORS      GUARANTORS    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                      -------------   -------------   -------------  -------------    -------------  -------------
                                                                ASSETS
Current assets:
  Cash and short-term
     investments ..................   $      58,334   $       2,584   $      (1,461) $       4,870    $          --  $      64,327
  Receivables, net ................         472,165          30,057         150,447         45,377         (130,462)       567,584
  Receivable from legal settlement           90,707              --           6,000             --               --         96,707
  Inventories .....................         254,517          74,397         108,493          8,979               --        446,386
  Prepaid expenses ................         176,541           4,840           7,625            240               --        189,246
  Other current assets ............          12,868             337              --            673               --         13,878
                                      -------------   -------------   -------------  -------------    -------------  -------------
       Total current assets .......       1,065,132         112,215         271,104         60,139         (130,462)     1,378,128
Investments .......................       1,102,835           1,102          20,777          2,496         (581,618)       545,592
Property, plant and equipment,
  net .............................         260,078          23,131         246,402         50,249               --        579,860
Property under capital lease ......         105,736              --              --             --               --        105,736
Goodwill, net .....................         187,755          13,172         121,673            813               --        323,413
Other intangibles .................           4,243             723          96,455            349               --        101,770
Other assets ......................         153,452           2,738          27,064         42,506          (13,937)       211,823
                                      -------------   -------------   -------------  -------------    -------------  -------------
       Total assets ...............   $   2,879,231   $     153,081   $     783,475  $     156,552    $    (726,017) $   3,246,322
                                      =============   =============   =============  =============    =============  =============

                                                    LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term
     obligations ..................   $      27,040   $       2,818   $          59  $      66,174    $     (58,262) $      37,829
  Current portion of long-term
     debt .........................         104,347          64,963              --             47          (64,794)       104,563
  Obligation under capital lease ..         108,279              --              --             --               --        108,279
  Accounts payable ................         503,851          68,329         117,563         18,553           (6,510)       701,786
  Accrued expenses ................         158,323           1,644          45,361          4,526           (5,225)       204,629
  Patronage refunds and other
    member equities payable .......          12,388              --              --             --               --         12,388
                                      -------------   -------------   -------------  -------------    -------------  -------------
       Total current liabilities ..         914,228         137,754         162,983         89,300         (134,791)     1,169,474
Long-term debt ....................         988,696          10,197              --         18,023           (9,608)     1,007,308

Employee benefits and other
  liabilities .....................          75,588           1,333          26,071          1,348               --        104,340
Minority interests ................          49,402              --              --          4,285               --         53,687
Equities:
  Capital stock ...................           2,190           1,084         507,956         61,123         (570,163)         2,190
  Member equities .................         873,659              --              --             --               --        873,659
  Retained earnings ...............         (24,532)          2,713          86,465        (17,527)         (11,455)        35,664
                                      -------------   -------------   -------------  -------------    -------------  -------------
       Total equities .............         851,317           3,797         594,421         43,596         (581,618)       911,513
                                      -------------   -------------   -------------  -------------    -------------  -------------
Commitments and contingencies
Total liabilities and
  equities ........................   $   2,879,231   $     153,081   $     783,475  $     156,552    $    (726,017) $   3,246,322
                                      =============   =============   =============  =============    =============  =============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                               LAND            WHOLLY         MAJORITY
                                           O'LAKES, INC.       OWNED           OWNED
                                              PARENT        CONSOLIDATED     CONSOLIDATED     NON-GUARANTOR
                                              COMPANY        GUARANTORS       GUARANTORS       SUBSIDIARIES    CONSOLIDATED
                                           -------------    -------------    -------------    -------------    -------------
Net sales ..............................   $   3,122,327    $     225,407    $   2,376,716    $     122,414    $   5,846,864
Cost of sales ..........................       2,913,156          206,517        2,096,814          133,936        5,350,423
                                           -------------    -------------    -------------    -------------    -------------
Gross profit ...........................         209,171           18,890          279,902          (11,522)         496,441
Selling, general and administration ....         217,645           20,748          231,827           11,186          481,406
Restructuring and impairment charges ...          19,784              362           11,266               --           31,412
                                           -------------    -------------    -------------    -------------    -------------
(Loss) earnings from operations ........         (28,258)          (2,220)          36,809          (22,708)         (16,377)
Interest expense (income), net .........          70,256            3,939           (4,714)            (635)          68,846
Gain on legal settlements ..............        (147,902)              --           (7,642)              --         (155,544)
Gain on sale of intangible .............              --               --           (4,184)              --           (4,184)
(Gain) loss on divestiture of business .          (2,521)          (3,932)              --            1,461           (4,992)
Equity in (earnings) loss of affiliated
  companies ............................         (21,901)             247           (1,021)              --          (22,675)
Minority interest in earnings
  of subsidiaries ......................           4,454               --              231              802            5,487
                                           -------------    -------------    -------------    -------------    -------------
Earnings (loss) before income taxes ....          69,356           (2,474)          54,139          (24,336)          96,685
Income tax (benefit) expense ...........          (3,462)             911             (841)           1,190           (2,202)
                                           -------------    -------------    -------------    -------------    -------------
Net earnings (loss) ....................   $      72,818    $      (3,385)   $      54,980    $     (25,526)   $      98,887
                                           =============    =============    =============    =============    =============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                        LAND           WHOLLY         MAJORITY
                                                    O'LAKES, INC.      OWNED           OWNED
                                                       PARENT       CONSOLIDATED    CONSOLIDATED    NON-GUARANTOR
                                                       COMPANY       GUARANTORS      GUARANTORS      SUBSIDIARIES
                                                    -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss) ............................  $      72,818   $      (3,385)  $      54,980   $     (25,526)
  Adjustments to reconcile net earnings
    (loss) to net cash provided (used) by
    operating activities:
    Depreciation and amortization ................         56,285           3,693          43,879           2,905
    Bad debt expense .............................          1,894              --           3,200              --
    Proceeds from patronage revolvement
      received ...................................          2,061              --              --              --
    Non-cash patronage income ....................         (1,921)             --              --              --
    Receivable from legal settlement .............        (90,707)             --          (6,000)             --
    Deferred income tax benefit ..................         (5,050)             --              --              --
    (Decrease) increase in other assets ..........        (87,897)         (2,204)         (3,801)          5,823
    Increase (decrease) in other liabilities .....          7,501            (601)         (9,377)            176
    Restructuring and impairment charges .........         19,784             362          11,266              --
    (Gain) loss on divestiture of business .......         (2,521)         (3,932)             --           1,461
    Equity in (earnings) loss of affiliated
      companies ..................................        (21,901)            247          (1,021)             --
    Minority interest ............................          4,454              --             231             802
    Other ........................................          9,496             488          (2,281)         (7,777)
  Changes in current assets and
    liabilities, net of acquisitions and
    divestitures:
    Receivables ..................................         20,884           4,575         (11,509)         (4,901)
    Inventories ..................................         18,205         (18,791)         (1,055)         (2,526)
    Other current assets .........................        (26,286)          4,683            (653)             40
    Accounts payable .............................         54,607           7,011           7,508             (38)
    Accrued expenses .............................          4,032          (4,978)        (13,323)          1,178
                                                    -------------   -------------   -------------   -------------
  Net cash provided (used) by operating
    activities ...................................         35,738         (12,832)         72,044         (28,383)
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and equipment .....        (54,164)         (1,176)        (25,995)         (6,102)
  Payments for investments .......................        (22,561)             (6)             --            (300)
  Net proceeds from divestiture of business ......         16,070              --              --              --
  Proceeds from sale of investments ..............         22,101           1,420           3,700             150
  Proceeds from sale of property, plant
    and equipment ................................         17,472             241           6,600              --
  Dividends from investments in affiliated
    companies ....................................         22,832              --           3,726              --
  Other ..........................................          4,366              --             750              --
                                                    -------------   -------------   -------------   -------------
  Net cash provided (used) by investing
    activities ...................................          6,116             479         (11,219)         (6,252)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease) increase in short-term debt .........        (62,960)          5,574          (4,572)          4,175
  Proceeds from issuance of long-term debt .......          8,004             313               0              23
  Payments on principal of long-term debt ........         (3,112)            (40)        (55,441)         (3,447)
  Payments for redemption of member
    equities .....................................        (37,878)             --              --              --
  Other ..........................................          1,372              --          (1,246)         27,702
                                                    -------------   -------------   -------------   -------------
  Net cash (used) provided by financing
    activities ...................................        (94,574)          5,847         (61,259)         28,453
                                                    -------------   -------------   -------------   -------------
  Net decrease in cash ...........................        (52,720)         (6,506)           (434)         (6,182)
Cash and short-term investments at beginning
  of year ........................................        111,054           9,090          (1,027)         11,052
                                                    -------------   -------------   -------------   -------------
Cash and short-term investments at end of
  year ...........................................  $      58,334   $       2,584   $      (1,461)  $       4,870
                                                    =============   =============   =============   =============


                                                      ELIMINATIONS    CONSOLIDATED
                                                      -------------   -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss) ............................    $          --   $      98,887
  Adjustments to reconcile net earnings
    (loss) to net cash provided (used) by
    operating activities:
    Depreciation and amortization ................               --         106,762
    Bad debt expense .............................               --           5,094
    Proceeds from patronage revolvement
      received ...................................               --           2,061
    Non-cash patronage income ....................               --          (1,921)
    Receivable from legal settlement .............               --         (96,707)
    Deferred income tax benefit ..................               --          (5,050)
    (Decrease) increase in other assets ..........            2,236         (85,843)
    Increase (decrease) in other liabilities .....               --          (2,301)
    Restructuring and impairment charges .........               --          31,412
    (Gain) loss on divestiture of business .......               --          (4,992)
    Equity in (earnings) loss of affiliated
      companies ..................................               --         (22,675)
    Minority interest ............................               --           5,487
    Other ........................................               --             (74)
  Changes in current assets and
    liabilities, net of acquisitions and
    divestitures:
    Receivables ..................................          (35,136)        (26,087)
    Inventories ..................................               --          (4,167)
    Other current assets .........................               --         (22,216)
    Accounts payable .............................           (6,434)         62,654
    Accrued expenses .............................           (5,225)        (18,316)
                                                      -------------   -------------
  Net cash provided (used) by operating
    activities ...................................          (44,559)         22,008
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and equipment .....               --         (87,437)
  Payments for investments .......................            6,641         (16,226)
  Net proceeds from divestiture of business ......               --          16,070
  Proceeds from sale of investments ..............               --          27,371
  Proceeds from sale of property, plant
    and equipment ................................               --          24,313
  Dividends from investments in affiliated
    companies ....................................               --          26,558
  Other ..........................................               --           5,116
                                                      -------------   -------------
  Net cash provided (used) by investing
    activities ...................................            6,641          (4,235)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease) increase in short-term debt .........           67,901          10,118
  Proceeds from issuance of long-term debt .......           (2,283)          6,057
  Payments on principal of long-term debt ........               --         (62,040)
  Payments for redemption of member
    equities .....................................               --         (37,878)
  Other ..........................................          (27,700)            128
                                                      -------------   -------------
  Net cash (used) provided by financing
    activities ...................................           37,918         (83,615)
                                                      -------------   -------------
  Net decrease in cash ...........................               --         (65,842)
Cash and short-term investments at beginning
  of year ........................................               --         130,169
                                                      -------------   -------------
Cash and short-term investments at end of
  year ...........................................    $          --   $      64,327
                                                      =============   =============

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                         LAND           WHOLLY       MAJORITY
                                     O'LAKES, INC.      OWNED         OWNED
                                        PARENT       CONSOLIDATED  CONSOLIDATED   NON-GUARANTOR
                                       COMPANY        GUARANTORS    GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                     -------------  -------------  -------------  --------------   -------------   -------------
                                                                ASSETS
Current assets:
  Cash and short-term
     investments ..................  $     111,054  $       9,090  $      (1,027)  $      11,052   $          --   $     130,169
  Receivables, net ................        552,951         23,659        136,949          47,109        (186,657)        574,011
  Inventories .....................        276,115         57,388        107,548           9,723              --         450,774
  Prepaid expenses ................        127,257          9,625          6,265           1,114              --         144,261
  Other current assets ............         28,551             --             --              --              --          28,551
                                     -------------  -------------  -------------   -------------   -------------   -------------
       Total current assets .......      1,095,928         99,762        249,735          68,998        (186,657)      1,327,766

Investments .......................      1,047,711          3,596         50,751           1,453        (535,381)        568,130
Property, plant and equipment,
  net .............................        272,328         29,146        319,164          54,639              --         675,277
Goodwill, net .....................        138,054         12,224        103,790             959              --         255,027
Other intangibles .................          6,157          2,669        102,503             331              --         111,660
Other assets ......................        110,446          2,111          4,521          48,141         (11,701)        153,518
                                     -------------  -------------  -------------   -------------   -------------   -------------
       Total assets ...............  $   2,670,624  $     149,508  $     830,464   $     174,521   $    (733,739)  $   3,091,378
                                     =============  =============  =============   =============   =============   =============

                                                        LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term
     obligations ..................  $         270  $       2,701  $      88,902   $      68,261   $    (126,163)  $      33,971
  Current portion of long-term
     debt .........................         19,995         59,506             23              59         (60,037)         19,546
  Accounts payable ................        436,177         61,786        133,872          20,550             (76)        652,309
  Accrued expenses ................        142,820          6,959         33,769           4,021              --         187,569
  Patronage refunds and other
    member equities payable .......         28,900             --             --              --              --          28,900
                                     -------------  -------------  -------------   -------------   -------------   -------------
       Total current liabilities ..        628,162        130,952        256,566          92,891        (186,276)        922,295

Long-term debt ....................      1,125,437          9,924             65          24,121         (12,082)      1,147,465
Employee benefits and other
  liabilities .....................         45,459          1,434         35,626             282              --          82,801
Deferred tax liabilities ..........         42,495             --             --              --              --          42,495
Minority interests ................          5,494             --            972          13,744          39,596          59,806
Equities:
  Capital stock ...................          2,305          1,084        504,916          58,410        (564,410)          2,305
  Member equities .................        805,860             --             --              --              --         805,860
  Retained earnings ...............         15,412          6,114         32,319         (14,927)        (10,567)         28,351
                                     -------------  -------------  -------------   -------------   -------------   -------------
       Total equities .............        823,577          7,198        537,235          43,483        (574,977)        836,516
                                     -------------  -------------  -------------   -------------   -------------   -------------
Commitments and contingencies
Total liabilities and
  equities ........................  $   2,670,624  $     149,508  $     830,464   $     174,521   $    (733,739)  $   3,091,378
                                     =============  =============  =============   =============   =============   =============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                    LAND            WHOLLY         MAJORITY
                                                O'LAKES, INC.       OWNED            OWNED
                                                   PARENT        CONSOLIDATED     CONSOLIDATED     NON-GUARANTOR
                                                   COMPANY         GUARANTORS      GUARANTORS      SUBSIDIARIES     CONSOLIDATED
                                                -------------    -------------    -------------    -------------    -------------
    Net sales ...............................   $   3,761,682    $     215,187    $   1,763,928    $     124,061    $   5,864,858
    Cost of sales ...........................       3,485,592          180,692        1,599,083          113,238        5,378,605
                                                -------------    -------------    -------------    -------------    -------------
    Gross profit ............................         276,090           34,495          164,845           10,823          486,253
    Selling, general and administration .....         210,471           31,625          125,188           14,709          381,993
    Restructuring and impairment charges
      (reversals) ...........................           9,461               --           (5,728)              --            3,733
                                                -------------    -------------    -------------    -------------    -------------
    Earnings (loss) from operations .........          56,158            2,870           45,385           (3,886)         100,527
    Interest expense (income), net ..........          45,973            4,677            5,616             (582)          55,684
    Gain on legal settlements ...............          (2,996)              --               --               --           (2,996)
    Loss on extinguishment of debt ..........          23,453               --               --               --           23,453
    Equity in earnings of affiliated
      companies .............................         (46,006)              --           (2,577)              --          (48,583)
    Minority interest in earnings
      (loss) of subsidiaries ................           7,275               --              359             (752)           6,882
                                                -------------    -------------    -------------    -------------    -------------
    Earnings (loss) before income taxes .....          28,459           (1,807)          41,987           (2,552)          66,087
    Income tax (benefit) expense ............          (6,647)             761               --              485           (5,401)
                                                -------------    -------------    -------------    -------------    -------------
    Net earnings (loss) .....................   $      35,106    $      (2,568)   $      41,987    $      (3,037)   $      71,488
                                                =============    =============    =============    =============    =============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                        LAND            WHOLLY         MAJORITY
                                                     O'LAKES, INC.      OWNED           OWNED
                                                       PARENT        CONSOLIDATED    CONSOLIDATED    NON-GUARANTOR
                                                       COMPANY        GUARANTORS      GUARANTORS      SUBSIDIARIES
                                                     ------------    ------------    ------------    -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss) ............................   $     35,106    $     (2,568)   $     41,987    $     (3,037)
  Adjustments to reconcile net earnings
    (loss) to net cash provided (used) by
    operating activities:
    Depreciation and amortization ................         62,643           5,207          26,396           3,042
    Bad debt expense .............................          1,871              --              --              --
    Proceeds from patronage revolvement
      received ...................................          2,895              --              --              --
    Non-cash patronage income ....................         (4,999)             --              --              --
    Deferred income tax expense ..................         20,096              --              --              --
    (Decrease) increase in other assets ..........        (41,611)            (71)         26,147             291
    Increase (decrease) in other
      liabilities ................................         84,202            (533)       (137,049)             88
    Restructuring and impairment charges
      (reversals) ................................          9,461              --          (5,728)             --
    Equity in earnings of affiliated
      companies ..................................        (46,006)             --          (2,577)             --
    Minority interest ............................          7,275              --             359            (752)
    Other ........................................        (10,973)             --           5,198            (378)
  Changes in current assets and
    liabilities, net of acquisitions and
    divestitures:
    Receivables ..................................         57,537             464          (8,646)         (5,427)
    Inventories ..................................         12,449          (1,952)         11,057            (415)
    Other current assets .........................        (22,294)          2,263          19,967            (136)
    Accounts payable .............................        124,532         (59,137)         (2,701)          1,666
    Accrued expenses .............................        (10,815)         (1,217)        (24,480)            729
                                                     ------------    ------------    ------------    ------------
  Net cash provided (used) by operating
    activities ...................................        281,369         (57,544)        (50,070)         (4,329)
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and equipment .....        (46,240)         (1,475)        (19,353)        (16,868)
  Acquisitions, net of cash acquired .............             --              --        (371,858)             --
  Payments for investments .......................       (403,488)           (278)        (20,883)         (1,405)
  Proceeds from sale of investments ..............          5,264              --              --              --
  Proceeds from sale of property, plant
    and equipment ................................         29,940             145              --             139
  Dividends from investments in affiliated
    companies ....................................          3,548              --              --              --
  Other ..........................................         (3,156)             --           4,901              --
                                                     ------------    ------------    ------------    ------------
  Net cash (used) provided by investing
    activities ...................................       (414,132)         (1,608)       (407,193)        (18,134)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease) increase in short-term debt .........        (80,726)         61,703          67,401           6,715
  Proceeds from issuance of long-term debt .......      1,347,917              --              --          17,584
  Payments on principal of long-term debt ........       (922,823)            (55)         (8,702)         (3,524)
  Payments for debt issuance costs ...............        (20,265)             --              --              --
  Payments for redemption of member
    equities .....................................        (46,896)             --              --              --
  Other ..........................................        (38,714)          7,140         409,212           1,849
                                                     ------------    ------------    ------------    ------------
  Net cash provided (used) by financing
    activities ...................................        238,493          68,788         467,911          22,624
                                                     ------------    ------------    ------------    ------------
  Net increase in cash ...........................        105,730           9,636          10,648             161
Cash and short-term investments at beginning
  of year ........................................          5,324            (546)        (11,675)         10,891
                                                     ------------    ------------    ------------    ------------
Cash and short-term investments at end of
  year ...........................................   $    111,054    $      9,090    $     (1,027)   $     11,052
                                                     ============    ============    ============    ============



                                                        ELIMINATIONS    CONSOLIDATED
                                                       -------------    ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss) ............................      $         --    $     71,488
  Adjustments to reconcile net earnings
    (loss) to net cash provided (used) by
    operating activities:
    Depreciation and amortization ................                --          97,288
    Bad debt expense .............................                --           1,871
    Proceeds from patronage revolvement
      received ...................................                --           2,895
    Non-cash patronage income ....................                --          (4,999)
    Deferred income tax expense ..................                --          20,096
    (Decrease) increase in other assets ..........             2,701         (12,543)
    Increase (decrease) in other
      liabilities ................................            48,765          (4,527)
    Restructuring and impairment charges
      (reversals) ................................                --           3,733
    Equity in earnings of affiliated
      companies ..................................                --         (48,583)
    Minority interest ............................                --           6,882
    Other ........................................                --          (6,153)
  Changes in current assets and
    liabilities, net of acquisitions and
    divestitures:
    Receivables ..................................            (6,630)         37,298
    Inventories ..................................                --          21,139
    Other current assets .........................                --            (200)
    Accounts payable .............................            60,042         124,402
    Accrued expenses .............................                --         (35,783)
                                                        ------------    ------------
  Net cash provided (used) by operating
    activities ...................................           104,878         274,304
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and equipment .....                --         (83,936)
  Acquisitions, net of cash acquired .............                --        (371,858)
  Payments for investments .......................           379,865         (46,189)
  Proceeds from sale of investments ..............                --           5,264
  Proceeds from sale of property, plant
    and equipment ................................                --          30,224
  Dividends from investments in affiliated
    companies ....................................                --           3,548
  Other ..........................................                --           1,745
                                                        ------------    ------------
  Net cash (used) provided by investing
    activities ...................................           379,865        (461,202)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease) increase in short-term debt .........          (108,905)        (53,812)
  Proceeds from issuance of long-term debt .......             4,027       1,369,528
  Payments on principal of long-term debt ........                --        (935,104)
  Payments for debt issuance costs ...............                --         (20,265)
  Payments for redemption of member
    equities .....................................                --         (46,896)
  Other ..........................................          (379,865)           (378)
                                                        ------------    ------------
  Net cash provided (used) by financing
    activities ...................................          (484,743)        313,073
                                                        ------------    ------------
  Net increase in cash ...........................                --         126,175
Cash and short-term investments at beginning
  of year ........................................                --           3,994
                                                        ------------    ------------
Cash and short-term investments at end of
  year ...........................................      $         --    $    130,169
                                                        ============    ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                               LAND                            MAJORITY
                                           O'LAKES, INC.    WHOLLY OWNED        OWNED
                                              PARENT        CONSOLIDATED     CONSOLIDATED    NON-GUARANTOR
                                             COMPANY         GUARANTORS       GUARANTORS      SUBSIDIARIES     CONSOLIDATED
                                           -------------    -------------    -------------    -------------    -------------
Net sales ..............................   $   5,044,305    $     205,113    $     352,575    $      70,781    $   5,672,774
Cost of sales ..........................       4,605,870          161,079          323,412           55,749        5,146,110
                                           -------------    -------------    -------------    -------------    -------------
Gross profit ...........................         438,435           44,034           29,163           15,032          526,664
Selling, general and administration ....         305,900           39,638           24,731           19,021          389,290
Restructuring and impairment charges ...           7,100           37,426            9,700               --           54,226
                                           -------------    -------------    -------------    -------------    -------------
Earnings (loss) from operations ........         125,435          (33,030)          (5,268)          (3,989)          83,148
Interest expense (income), net .........          48,370            4,182            1,933           (2,046)          52,439
Gain from divestiture of businesses ....         (89,034)              --               --               --          (89,034)
Gain on extinguishment of debt .........          (4,450)              --               --               --           (4,450)
Equity in loss (earnings) of affiliated
  companies ............................          35,874               --             (308)              --           35,566
Minority interest in (loss) earnings of
  subsidiaries .........................          (1,470)             211               42             (188)          (1,405)
                                           -------------    -------------    -------------    -------------    -------------
Earnings (loss) before income taxes ....         136,145          (37,423)          (6,935)          (1,755)          90,032
Income tax (benefit) expense ...........         (14,054)             787             (244)             611          (12,900)
                                           -------------    -------------    -------------    -------------    -------------
Net earnings (loss) ....................   $     150,199    $     (38,210)   $      (6,691)   $      (2,366)   $     102,932
                                           =============    =============    =============    =============    =============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                         LAND            WHOLLY          MAJORITY
                                                     O'LAKES, INC.       OWNED            OWNED
                                                        PARENT        CONSOLIDATED     CONSOLIDATED     NON-GUARANTOR
                                                        COMPANY        GUARANTORS       GUARANTORS      SUBSIDIARIES
                                                     -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ............................   $     150,199    $     (38,210)   $      (6,691)   $      (2,366)
  Adjustments to reconcile net earnings (loss)
    to net cash provided (used) by operating
    activities:
    Depreciation and amortization ................          73,248            3,558            4,860            1,955
    Bad debt expense .............................           4,550               --               --               --
    Proceeds from patronage revolvement
      received ...................................          16,350               --               --               --
    Non-cash patronage income ....................          (9,914)              --               --               --
    Deferred income tax benefit ..................         (31,844)              --               --               --
    Increase (decrease) in other assets ..........          79,607            6,165          (29,726)          (4,107)
    (Decrease) increase in other
      liabilities ................................          (5,700)             390           54,269                7
    Restructuring and impairment charges .........           7,100           37,426            9,700               --
    Gain from divestiture of businesses ..........         (89,034)              --               --               --
    Equity in loss (earnings) of affiliated
      companies ..................................          35,874               --             (308)              --
    Minority interest ............................          (1,470)             211               42             (188)
    Other ........................................           1,084             (211)          (6,103)           6,414
  Changes in current assets and
    liabilities, net of acquisitions and
    divestitures:
    Receivables ..................................         (62,607)           2,867          (97,256)          (5,004)
    Inventories ..................................         192,446          (11,838)         (75,528)          (1,439)
    Other current assets .........................          98,464           (4,394)         (10,333)            (136)
    Accounts payable .............................        (306,366)          28,317           81,759            1,597
    Accrued expenses .............................          40,819           (3,321)          33,296              279
                                                     -------------    -------------    -------------    -------------
  Net cash provided (used) by operating
    activities ...................................         192,806           20,960          (42,019)          (2,988)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment ....................................          (2,286)          (2,579)         (81,358)         (18,120)
  Acquisitions, net of cash acquired .............         (80,269)         (20,807)              --               --
  Payments for investments .......................         (72,447)            (816)         (54,714)          (1,156)
  Net proceeds from divestiture of businesses ....         184,106               --               --               --
  Proceeds from sale of investments ..............           3,248               --               --               --
  Proceeds from sale of property, plant and
    equipment ....................................          25,169                7               --               13
  Other ..........................................          (7,010)           3,755               22              145
                                                     -------------    -------------    -------------    -------------
  Net cash provided (used) by investing
    activities ...................................          50,511          (20,440)        (136,050)         (19,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt .........         (77,012)              (3)          21,624           12,629
  Proceeds from issuance of long-term debt .......           5,329               --               --               28
  Payments on principal of long-term debt ........        (165,707)          (3,190)          (6,603)          (3,633)
  Payments for purchase of capital securities ....          (9,300)              --               --               --
  Payments for redemption of member equities .....         (54,260)              --               --               --
  Other ..........................................        (109,273)          (1,689)         142,160           11,433
                                                     -------------    -------------    -------------    -------------
  Net cash (used) provided by financing
    activities ...................................        (410,223)          (4,882)         157,181           20,457
                                                     -------------    -------------    -------------    -------------
  Net decrease in cash ...........................        (166,906)          (4,362)         (20,888)          (1,649)
Cash and short-term investments at beginning of
  year ...........................................         172,230            3,816            9,213           12,540
                                                     -------------    -------------    -------------    -------------
Cash and short-term investments at end of year ...   $       5,324    $        (546)   $     (11,675)   $      10,891
                                                     =============    =============    =============    =============


                                                         ELIMINATIONS    CONSOLIDATED
                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ............................      $          --    $     102,932
  Adjustments to reconcile net earnings (loss)
    to net cash provided (used) by operating
    activities:
    Depreciation and amortization ................                 --           83,621
    Bad debt expense .............................                 --            4,550
    Proceeds from patronage revolvement
      received ...................................                 --           16,350
    Non-cash patronage income ....................                 --           (9,914)
    Deferred income tax benefit ..................                 --          (31,844)
    Increase (decrease) in other assets ..........            (53,117)          (1,178)
    (Decrease) increase in other
      liabilities ................................            (48,293)             673
    Restructuring and impairment charges .........                 --           54,226
    Gain from divestiture of businesses ..........                 --          (89,034)
    Equity in loss (earnings) of affiliated
      companies ..................................                 --           35,566
    Minority interest ............................                 --           (1,405)
    Other ........................................                 --            1,184
  Changes in current assets and
    liabilities, net of acquisitions and
    divestitures:
    Receivables ..................................            136,432          (25,568)
    Inventories ..................................                 --          103,641
    Other current assets .........................                 --           83,601
    Accounts payable .............................            (88,620)        (283,313)
    Accrued expenses .............................                 --           71,073
                                                        -------------    -------------
  Net cash provided (used) by operating
    activities ...................................            (53,598)         115,161
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment ....................................                 --         (104,343)
  Acquisitions, net of cash acquired .............                 --         (101,076)
  Payments for investments .......................             42,522          (86,611)
  Net proceeds from divestiture of businesses ....                 --          184,106
  Proceeds from sale of investments ..............                 --            3,248
  Proceeds from sale of property, plant and
    equipment ....................................                 --           25,189
  Other ..........................................                 --           (3,088)
                                                        -------------    -------------
  Net cash provided (used) by investing
    activities ...................................             42,522          (82,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt .........                 --          (42,762)
  Proceeds from issuance of long-term debt .......             53,598           58,955
  Payments on principal of long-term debt ........                 --         (179,133)
  Payments for purchase of capital securities ....                 --           (9,300)
  Payments for redemption of member equities .....                 --          (54,260)
  Other ..........................................            (42,522)             109
                                                        -------------    -------------
  Net cash (used) provided by financing
    activities ...................................             11,076         (226,391)
                                                        -------------    -------------
  Net decrease in cash ...........................                 --         (193,805)
Cash and short-term investments at beginning of
  year ...........................................                 --         (197,799)
                                                        -------------    -------------
Cash and short-term investments at end of year ...      $          --    $       3,994
                                                        =============    =============

                          INDEPENDENT AUDITORS' REPORT


The Board of Managers
Land O'Lakes Farmland Feed LLC:

         We have audited the accompanying consolidated balance sheets of Land O'Lakes Farmland Feed LLC and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and equities for the years ended December 31, 2002 and 2001 and the three months ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O'Lakes Farmland Feed LLC and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and the three months ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the consolidated financial statements, in 2002, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"; Statement No. 141, "Business Combinations"; certain provisions of Statement No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001; and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."



                                                  /s/ KPMG LLP

Minneapolis, Minnesota
January 30, 2003

                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               --------------   --------------
                                                                        ($ IN THOUSANDS)
 ASSETS

 Current assets:
   Cash and short-term investments .........................   $          356   $        3,019
   Receivables, net ........................................          127,382          119,063
   Receivable from legal settlement ........................            6,000               --
   Inventories .............................................          113,078          113,559
   Prepaid expenses and other current assets ...............            7,835            6,472
   Note receivable - Land O'Lakes, Inc. ....................           29,493               --
                                                               --------------   --------------
           Total current assets ............................          284,144          242,113
 Investments ...............................................           22,973           31,496
 Property, plant and equipment, net ........................          251,739          326,956
 Goodwill, net .............................................          122,486          104,749
 Other intangibles .........................................           96,804          104,396
 Other assets ..............................................           28,762           23,875
                                                               --------------   --------------
           Total assets ....................................   $      806,908   $      833,585
                                                               ==============   ==============

 LIABILITIES AND EQUITIES

 Current liabilities:
   Notes and short-term obligations ........................   $        2,400   $        5,000
   Notes payable -- Land O'Lakes, Inc. -- current ..........               --           29,210
   Accounts payable ........................................          121,219          117,042
   Accrued expenses ........................................           48,134           35,132
                                                               --------------   --------------
           Total current liabilities .......................          171,753          186,384
 Notes payable -- Land O'Lakes, Inc. -- noncurrent .........               --           59,664
 Employee benefits and other liabilities ...................           29,447           36,656
 Minority interests ........................................            2,960            2,919
 Equities:
   Contributed capital .....................................          515,376          515,044
   Retained earnings .......................................           87,372           32,918
                                                               --------------   --------------
           Total equities ..................................          602,748          547,962
                                                               --------------   --------------
 Commitments and contingencies
 Total liabilities and equities ............................   $      806,908   $      833,585
                                                               ==============   ==============

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  THREE MONTHS
                                                            YEAR ENDED        YEAR ENDED            ENDED
                                                            DECEMBER 31,      DECEMBER 31,        DECEMBER 31,
                                                               2002               2001               2000
                                                          ---------------    ---------------    ---------------
                                                                  ($ IN THOUSANDS)
Net sales .............................................   $     2,430,385    $     1,837,377    $       389,908
Cost of sales .........................................         2,144,014          1,672,385            354,243
                                                          ---------------    ---------------    ---------------
Gross profit ..........................................           286,371            164,992             35,665
Selling, general and administration ...................           236,004            127,185             30,495
Restructuring and impairment charges (reversals) ......            11,266             (5,728)             9,700
                                                          ---------------    ---------------    ---------------
Earnings (loss) from operations .......................            39,101             43,535             (4,530)
Interest (income) expense, net ........................            (4,558)             6,088              2,052
Gain on legal settlements .............................            (7,642)                --                 --
Gain on sale of intangible ............................            (4,184)                --                 --
Equity in earnings of affiliated companies ............            (1,021)            (2,577)              (308)
Minority interest in earnings (loss) of
subsidiaries ..........................................               900                878                (46)
                                                          ---------------    ---------------    ---------------
Earnings (loss) before income taxes ...................            55,606             39,146             (6,228)
Income tax expense ....................................             1,152                 --                 --
                                                          ---------------    ---------------    ---------------
Net earnings (loss) ...................................   $        54,454    $        39,146    $        (6,228)
                                                          ===============    ===============    ===============


          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           THREE MONTHS
                                                                          YEAR ENDED       YEAR ENDED         ENDED
                                                                          DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                                             2002             2001             2000
                                                                         -------------    -------------    -------------
                                                                                         ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ................................................   $      54,454    $      39,146    $      (6,228)
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ...................................          44,398           29,631            3,597
     Bad debt expense (recovery) .....................................           3,200             (783)           1,260
     Receivable from legal settlement ................................          (6,000)              --               --
     Increase in other assets ........................................          (4,079)          (4,759)         (13,771)
     (Decrease) increase in other liabilities ........................          (9,200)          (6,017)          11,572
     Restructuring and impairment charges (reversals) ................          11,266           (5,728)           9,700
     Equity in earnings of affiliated companies ......................          (1,021)          (2,577)            (308)
     Minority interest ...............................................             900              878              (46)
     Gain on sale of intangible ......................................          (4,184)              --               --
     Other ...........................................................           1,294               --               --
  Changes in current assets and liabilities, net of acquisitions and divestitures:
     Receivables .....................................................         (13,327)          37,989         (120,137)
     Inventories .....................................................             372           10,436          (69,958)
     Other current assets ............................................            (584)           6,272          (10,213)
     Accounts payable ................................................           4,177          (11,319)          92,886
     Accrued expenses ................................................         (12,080)         (17,864)          23,068
                                                                         -------------    -------------    -------------
  Net cash provided by (used in) operating activities ................          69,586           75,305          (78,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .........................         (26,054)         (21,931)         (21,352)
  Proceeds from sale of investments ..................................           3,700               --               --
  Proceeds from sale of property, plant and equipment ................           6,600            5,211            1,816
  Dividends from affiliated companies ................................           3,726               --               --
  Other ..............................................................             750               --               --
                                                                         -------------    -------------    -------------
    Net cash used by investing activities ............................         (11,278)         (16,720)         (19,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt .............................          (2,600)           1,029            3,971
  Proceeds from note payable to Land O'Lakes, Inc. ...................         449,997          358,030          185,243
  Payments on note payable to Land O'Lakes, Inc. .....................        (508,700)        (422,965)         (91,100)
  Capital contributions by members ...................................             332            8,340               --
                                                                         -------------    -------------    -------------
  Net cash (used) provided by financing activities ...................         (60,971)         (55,566)          98,114
  Net (decrease) increase in cash and short-term investments .........          (2,663)           3,019               --

Cash and short-term investments at beginning of period ...............           3,019               --               --
                                                                         -------------    -------------    -------------
Cash and short-term investments at end of period .....................   $         356    $       3,019    $          --
                                                                         =============    =============    =============
Supplemental schedules of noncash investing and financing
  activities:
  Capital contributions by members ...................................   $          --    $     371,907    $     134,797

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                       CONSOLIDATED STATEMENTS OF EQUITIES
  FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 2001 AND THE THREE MONTHS
                             ENDED DECEMBER 31, 2000

                                                              RETAINED
                                                              EARNINGS
                                             CONTRIBUTED    (ACCUMULATED        TOTAL
                                              CAPITAL         DEFICIT)         EQUITIES
                                           -------------    -------------    -------------
                                                           ($ IN THOUSANDS)
Initial capital contributions ..........   $     134,797    $          --    $     134,797
Net loss ...............................                           (6,228)          (6,228)
                                           -------------    -------------    -------------
Balance, December 31, 2000 .............         134,797           (6,228)         128,569
Capital contributions:
  Purina Mills stock ...................         366,897                           366,897
  Other ................................          13,350                            13,350
Net earnings ...........................                           39,146           39,146
                                           -------------    -------------    -------------
Balance, December 31, 2001 .............   $     515,044    $      32,918    $     547,962
Capital contributions:
  Purina Mills stock ...................             332                               332
Net earnings ...........................                           54,454           54,454
                                           -------------    -------------    -------------
Balance, December 31, 2002 .............   $     515,376    $      87,372    $     602,748
                                           =============    =============    =============


          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                           ($ IN THOUSANDS IN TABLES)

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

STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of the Company and wholly owned and majority-owned subsidiaries and limited liability companies. Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

CASH AND SHORT-TERM INVESTMENTS

         Cash and short-term investments include short-term, highly liquid investments with original maturities of three months or less.

INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined on an average cost basis.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price over the fair value of acquired businesses. Upon adoption of the remaining provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company no longer amortizes goodwill except for goodwill related to the acquisition of cooperatives and the formation of joint ventures. See Note 7 for pro forma effects of adopting this standard.

     Other intangible assets consist primarily of trademarks, patents, and agreements not to compete. Certain trademarks are no longer amortized because they have indefinite lives. The remaining other intangible assets are amortized using the straight-line method over the estimated useful lives, ranging from 3 to 15 years.

RECOVERABILITY OF LONG-LIVED ASSETS

    The test for goodwill impairment is a two-step process, and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit (as defined) with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. The Company assesses the recoverability of other long-lived assets annually or whenever events or changes in circumstance indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

INCOME TAXES

     The Company's taxable operations pass directly to the joint venture owners under the LLC organization. Income tax provisions are recorded for a consolidated subsidiary.

ADVERTISING AND PROMOTION COSTS

     Advertising costs are expensed as incurred. Advertising costs were $17.9 million, $7.9 million, and $2.1 million for the years ended December 31, 2002 and 2001 and the three months ended December 31, 2000, respectively.

RESEARCH AND DEVELOPMENT

     Expenditures for research and development are charged to administration expense in the year incurred. Total research and development expenses for the years ended December 31, 2002 and 2001 and the three months ended December 31, 2000 were $9.8 million, $5.3 million and $0.9 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted the remaining provisions of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS 142, goodwill and other intangible assets that have indefinite lives are no longer amortized except for goodwill related to the acquisition of cooperatives and the formation of joint ventures, but rather will be tested for impairment at least annually in accordance with the provisions of the standard. See Note 7 for additional information on the adoption of SFAS 142.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Under existing accounting literature, certain costs for exit activities were recognized at the date a company committed to an exit plan. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The standard is generally expected to delay recognition of certain exit related costs.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("The Interpretation"). The Interpretation requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Interpretation also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been included in Note 15 on page F-14. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002.

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

2.  RECEIVABLES

     A summary of receivables at December 31 is as follows:

                                                               2002        2001
                                                            --------    --------
Trade accounts .........................................    $ 22,458    $ 25,320
Notes and contracts ....................................      23,494       4,628
Notes from sale of trade receivables (see Note 3)  .....      83,158      84,321
Other ..................................................       8,871      13,879
                                                            --------    --------
                                                             137,981     128,148
Less allowance for doubtful accounts ...................      10,599       9,085
                                                            --------    --------
Total receivables, net .................................    $127,382    $119,063
                                                            ========    ========

3.  RECEIVABLES PURCHASE FACILITY

     In December 2001, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly-owned unconsolidated special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, (SPE), was established to purchase certain receivables from Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC. CoBank has been granted an interest in the receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the Company's consolidated balance sheet. However, the Company retains the credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the sale of the receivables. At December 31, 2002, no amounts were outstanding under this facility and $100.0 million remained available. The total accounts receivable sold by the Company during 2002 and 2001 was $2,299.0 million and $289.8 million, respectively.

4.  INVENTORIES

     A summary of inventories at December 31 is as follows:

                                                         2002            2001
                                                     ------------   ------------
Raw materials ....................................   $     83,187   $     63,435
Finished goods ...................................         29,891         50,124
                                                     ------------   ------------
Total inventories ................................   $    113,078   $    113,559
                                                     ============   ============

5.  INVESTMENTS

     The Company's investments at December 31 are as follows:

                                                        2002         2001
                                                     ----------   ----------

Harmony Farms, LLC ...............................   $    2,435   $    3,969
New Feeds, LLC ...................................        3,033        3,214
Iowa River Feeds, LLC ............................           --        2,648
Agland Farmland Feed, LLC ........................        2,585        2,435
Pro-Pet, LLC .....................................        2,326        2,362
Nutri-Tech Feeds, LLC ............................           --        2,314
LOLFF SPV, LLC ...................................        1,000        1,805
Northern Country Feeds, LLC ......................        1,704        1,652
CalvaAlto Liquid, LLC ............................        1,302        1,302
T-PM Holding Company .............................           --        1,290
Northern Colorado Feed, LLC ......................           --        1,210
Strauss Feeds, LLC ...............................        1,041        1,073
Nutrikowi, LLC ...................................          876          783
Dakotaland Feeds, LLC ............................          744          736
Other LLCs .......................................        5,927        4,703
                                                     ----------   ----------
Total investments ................................   $   22,973   $   31,496
                                                     ==========   ==========

    All of the above investments are accounted for under the equity method with the exception of a portion of the investments under the caption "Other LLCs."

    During 2002, we sold out interest in several of our equity joint ventures. We sold our interests in: Iowa River Feeds, LLC, Nutri-Tech Feeds LLC, T-PM Holding Company, and Northern Colorado Feeds, LLC. These sales related to the integration efforts of the Purina Mills acquisition. Proceeds from these sales were $3.7 million.

6.  PROPERTY, PLANT AND EQUIPMENT

     A summary of property plant and equipment at December 31 is as follows:


                                                          2002           2001
                                                     ------------   ------------
Land and land improvements .......................   $     29,661   $     23,826
Buildings and building equipment .................        108,551        124,205
Machinery and equipment ..........................        211,649        247,186
Construction in progress .........................         13,328         13,019
                                                     ------------   ------------
                                                          363,189        408,236
Less accumulated depreciation ....................        111,450         81,280
                                                     ------------   ------------
Total property, plant and equipment, net .........   $    251,739   $    326,956
                                                     ============   ============


7.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL The Company adopted the remaining provisions of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective January 1, 2000, net earnings for 2001 and the three months ended December 31, 2000 would have been reported as follows:

                                                                                       THREE MONTHS
                                                      YEAR ENDED       YEAR ENDED          ENDED
                                                      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                         2002             2001              2000
                                                     --------------   --------------   --------------
                                                           ($ IN THOUSANDS)


Net earnings (loss)...............................   $       54,454   $       39,146   $       (6,228)
Add back: Goodwill amortization, net of tax ......               --              970               65
                                                     --------------   --------------   --------------
Adjusted net earnings (loss)......................   $       54,454   $       40,116   $       (6,163)
                                                     ==============   ==============   ==============


The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows.

Balance as of January 1, 2002..................................         $    104,749
  Reallocation of purchase price...............................               18,330
  Amortization expense.........................................                 (593)
                                                                        ------------
 Balance as of December 31, 2002...............................         $    122,486
                                                                        ============

     The reallocation of the purchase price was primarily the result of finalizing the appraisals related to the acquisition of Purina Mills, Inc., which generally resulted in an increase in goodwill and a decrease to property, plant and equipment.

OTHER INTANGIBLE ASSETS A summary of other intangible assets at December 31 is as follows:

                                                                                                        2002         2001
                                                                                                     ----------   ----------
Amortized other intangible assets
  Trademarks, less accumulated amortization of $262 and $103, respectively .......................   $      621   $      710
  Patents, less accumulated amortization of $1,395 and $241, respectively ........................       14,978       16,132
  Agreements not to compete, less accumulated amortization of $626 and $389, respectively ........          775        1,013
  Other intangible assets, less accumulated amortization of $6,463 and $3,267, respectively ......        3,467        9,578
                                                                                                     ----------   ----------
Total amortized other intangible assets ..........................................................       19,841       27,433
Total non-amortized other intangible assets-trademarks ...........................................       76,963       76,963
                                                                                                     ----------   ----------
Total other intangible assets ....................................................................   $   96,804   $  104,396
                                                                                                     ==========   ==========

     Amortization expense for the years ended December 31, 2002 and 2001 was $4.3 million and $2.4 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $3.0 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 16 years.

8.  NOTES AND SHORT-TERM OBLIGATIONS

     A summary of notes and short-term obligations at December 31 is as follows:

                                                         2002        2001
                                                     ----------   ----------
Union Bank of California line of credit ..........   $    2,000   $    5,000
Jackson Electric .................................          400           --
                                                     ----------   ----------
Total notes and short-term obligations ...........   $    2,400   $    5,000
                                                     ==========   ==========

     The lines of credit are held by wholly owned and majority owned subsidiaries of the Company. The Union Bank of California line of credit of $2 million is unsecured and bears interest, at the Company's election, of either LIBOR plus 1.50% or Union Bank of California's Reference Rate minus 0.50%. This line terminates on July 5, 2003 and is renewable annually. Jackson Electric is a ten year note at 0% ending May 31, 2011.

     Interest paid, net of amount capitalized, for the years ended December 31, 2002, 2001 and the three months ended December 31, 2000 was $0.1 million, $0.7 million and $0.6 million, respectively.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following tables provide information of the carrying amount, notional amount and fair value of financial instruments, including derivative financial instruments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and short-term investments, receivables, accounts payable, notes and short-term obligations, approximate fair value due to the short-term maturity of the instruments. The Company had a long term note with Land O'Lakes, Inc. as of December 31, 2001 which was non-interest bearing and related to the acquisition of Purina Mills, Inc. The liability was transferred to Land O'Lakes, Inc. and the obligation for the note payable was relinquished in 2002.



                                                   AT DECEMBER 31,
                                   ---------------------------------------------
                                          2002                     2001
                                   -------------------   -----------------------
                                   CARRYING     FAIR      CARRYING       FAIR
                                    AMOUNT      VALUE      AMOUNT        VALUE
                                   --------    -------   ----------    ---------
                                                 (IN THOUSANDS)
Liabilities:
    Notes Payable - Land O'
      Lakes - non-current.....     $     --    $    --   $   59,664    $  59,664



     The Company enters into futures and options contract derivatives to reduce risk on the market value of inventory and fixed or partially fixed purchase and sale contracts. The notional or contractual amount of derivatives provides an indication of the extent of the Company's involvement in such instruments at that time, but does not represent exposure to market risk or future cash requirements under certain of these instruments.


                                                      AT DECEMBER 31,
                                    ------------------------------------------------
                                              2002                      2001
                                    -----------------------   ----------------------
                                      NOTIONAL      FAIR        NOTIONAL      FAIR
                                       AMOUNT       VALUE        AMOUNT       VALUE
                                    ----------     -------    ----------    ---------
                                                     (IN THOUSANDS)
Derivative financial instruments:
  Commodity futures contracts:
          Commitments to purchase   $   66,186     $(4,179)   $   40,855    $  (3,664)
          Commitments to sell.         (30,202)        864        (4,482)         (71)

10.  PENSION AND OTHER POSTRETIREMENT PLANS

     The Company participates in Land O'Lakes, Inc.'s defined benefit pension plan, which covers substantially all employees. Plan benefits are generally based on years of service and employees' highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). The actuarial present values of accumulated plan benefits and net assets available for benefits relating to only the Company's employees are not available.

     The Company also participates in Land O'Lakes, Inc.'s plans that provide certain health care benefits for retired employees. Employees become eligible for these benefits upon meeting certain age and service requirements. Actuarially determined financial information relating to only the Company's employees is not available.

    The measurement date for the pension and other postretirement plans is November 30.

     Costs relating to the plans are allocated to the Company by Land O'Lakes, Inc. The Company's allocated expenses relating to these plans was $2.6 million, $1.8 million and $0.4 million for the years ended December 31, 2002, 2001 and the three months ended December 31, 2000, respectively.

     The Company also has a discretionary capital accumulation plan (CAP) for certain of its employees, which is an unfunded, defined benefit plan. The projected benefit obligation and the accumulated benefit obligation of the unfunded plan were $26.8 million and $24.9 million at December 31, 2002 and 2001, respectively. The accrued discretionary CAP liability was $26.8 million and $24.9 million at December 31, 2002 and 2001, respectively. The expense for this plan was $1.7 million for 2002 and $0.0 million for 2001 and 2000.

     Certain Company employees are eligible for benefits under Land O'Lakes, Inc.'s defined contribution plans. The expense for these plans was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2002, 2001, and the three months ended December 31, 2000, respectively.

11.  ACQUISITIONS, MERGERS AND DIVESTITURES

     On October 11, 2001, an indirect subsidiary of Land O'Lakes acquired 100 percent of the outstanding stock of Purina Mills, Inc. (Purina Mills) and contributed the stock to Land O'Lakes Farmland Feed LLC. In exchange for this contribution, Land O'Lakes direct and indirect ownership of Land O'Lakes Farmland Feed increased to 92.0%. The results of operations of Purina Mills are included in the consolidated financial statements since that date. Purina Mills is a commercial and lifestyle feed company. This acquisition allowed the Company to diversify into lifestyle feed products (other than dog and cat food) under the leading brands of Purina, Chow, and the "Checkerboard" Nine Square logo.

     The aggregate purchase price was approximately $359 million, net of cash acquired, of which $247 million represented cash payments for stock and acquisition costs and $112 million represented debt retirement.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. At December 31, 2001 the Company was in the process of obtaining final third party valuations of certain assets; thus, the allocation of the purchase price was subject to refinement. During 2002, the allocation of the purchase price was completed. As a result of final appraisals and resolutions of other contingencies outstanding at the date of the acquisition, goodwill was increased by $18.2 million with the most significant offset to property, plant and equipment.

                                                   AT OCTOBER 11, 2001
                                                   -------------------
Current assets ...................................   $     92,486
Investments ......................................         10,430
Property, plant and equipment ....................        218,913
Goodwill .........................................         86,872
Other intangibles ................................         98,940
Other assets .....................................         32,892
                                                     ------------
          Total assets acquired ..................        540,533
                                                     ------------
Current liabilities ..............................         64,338
Other liabilities ................................        117,638
                                                     ------------
          Total liabilities assumed ..............        181,976
                                                     ------------
          Net assets acquired ....................   $    358,557
                                                     ============

     Goodwill of $86.9 million was recognized, none of which is expected to be deductible for tax purposes. Of the $98.9 million of acquired identifiable intangible assets, $77.0 million is not subject to amortization, and relates primarily to trade names and trademarks. The remaining intangible assets of $21.9 million, have a weighted average useful life of approximately 12 years and consist of patents in the amount of $16.4 million (14 year weighted average useful life) and contracts of $5.5 million (3 year weighted average useful life). The following table summarizes the unaudited pro forma results of operations for the year ended December 31, 2001 and three months ended December 31, 2000 for the Company as if the Purina Mills acquisition had occurred on January 1, 2001 and October 1, 2000, respectively. The unaudited pro forma results of operations are for informational purposes only and do not purport to represent what the Company's results of operations would actually have been if the acquisition had actually occurred on those dates.

                                                          2001           2000
                                                     ------------   ------------
Net sales ........................................   $  2,502,720   $    627,483
Net earnings .....................................         60,772          6,055

12.  RESTRUCTURING AND IMPAIRMENT CHARGES

     In 2002, the Company recorded restructuring and impairment charges of $11.3 million, of which $2.6 million was primarily related to the write-down of impaired plant assets held for sale to their estimated fair value, and $8.7 million was related to employee severance and outplacement costs for 375 employees at various locations. The balance remaining to be paid at December 31, 2002 for employee severance and outplacement costs was $6.4 million.

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


     The following table summarizes the restructuring charge activity and the resulting reserve for the above-mentioned periods:


Balance at December 31, 2000 ..........................   $    9,749
2001 Activity:
  Restructuring expenses paid against accrual .........       (3,052)
  Restructuring reversals .............................       (5,728)
  Other ...............................................         (743)
                                                          ----------
Balance at December 31, 2001 ..........................   $      226
                                                          ==========
2002 Activity:
  Restructuring expenses paid against accrual .........       (2,441)
  Restructuring accruals ..............................        8,678
  Other ...............................................          (67)
                                                          ----------
Balance at December 31, 2002 ..........................   $    6,396
                                                          ==========

13.  GAIN ON LEGAL SETTLEMENTS

     During 2002, the Company recognized a gain on legal settlements of $7.6 million. The gain resulted from net cash proceeds of $1.6 million and a legal settlement receivable of $6.0 million for which cash was received on January 17, 2003. The amounts were received from vitamin product suppliers against whom the Company alleged certain price-fixing claims.

14.  GAIN ON SALE OF INTANGIBLE

     In 2002, the Company recorded a $4.2 million gain on the sale of a customer list pertaining to the feed phosphate distribution business.

15.  COMMITMENTS AND CONTINGENCIES

     Total rental expense was $12.4 million, $4.8 million and $0.4 million for the years ended December 31, 2002, 2001 and the three months ended December 31, 2000, respectively. The minimum annual lease payments for the next five years and thereafter are as follows:

         YEAR               AMOUNT
---------------------      --------

2003.................     $     7.1
2004.................           4.6
2005.................           1.6
2006.................           0.5
2007.................           0.3
2008 and thereafter..           0.1

    Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

GUARANTEE OF PARENT DEBT

     In November 2001, Land O'Lakes, Inc., which owns 92% of the Company, issued $350 million of senior notes, due 2011. These notes are guaranteed by certain domestic wholly-owned subsidiaries of Land O'Lakes, Inc., the Company, and by each domestic wholly-owned subsidiary of the Company, including Purina Mills, LLC.

     This guarantee is a general unsecured obligation, ranks equally in right of payment with all existing and future senior indebtedness of Land O'Lakes, is senior in right of payment to all existing and future subordinated obligations of Land O'Lakes, and is effectively subordinated to any secured indebtedness of Land O'Lakes and its subsidiaries, including Land O'Lakes Farmland Feed, to the extent of the value of the assets securing such indebtedness. The maximum potential amount of future payments that the Company would be required to make is $350 million as of December 31, 2002. Currently, the Company does not record a liability regarding the guarantee. The Company has no recourse provision that would enable it to recover amounts paid under the guarantee from Land O'Lakes, Inc. or any other parties.

     The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods ended December 31, are as follows:

                                                         2002        2001
                                                     ----------   ----------
Total assets .....................................   $   23,433   $   26,509
Net sales ........................................       53,669       73,449
Net earnings .....................................          626          677


     In November 2001, Land O'Lakes, Inc. entered into new term facilities consisting of a $325 million five-year Term Loan A facility and a $250 million seven-year Term Loan B facility. These facilities are unconditionally guaranteed by certain domestic wholly owned subsidiaries of Land O'Lakes, Inc., the Company, and by each domestic wholly-owned subsidiary of the Company, including Purina Mills, LLC. The maximum potential payment related to this guarantee is $520 million as of December 31, 2002. The Company does not currently record a liability related to the guarantee of the Term Loans, and the Company has no recourse provisions that would enable it to recover from Land O'Lakes, Inc. or any other parties.

GUARANTEES OF PRODUCER LOANS

     The Company guarantees certain loans to large producers financed by Land O'Lakes Finance Company. The loans totaled $15.2 million and $19.8 million at December 31, 2002 and 2001, respectively. Reserves for these guarantees of $0.7 million and $1.0 million at December 31, 2002 and 2001, respectively, are included in the allowance for doubtful accounts. The maximum amount guaranteed by the Company is $7.0 million with the remaining balance guaranteed by Land O'Lakes, Inc. The $0.3 million reduction in the reserve from December 31, 2001 to December 31, 2002 has been included in selling, general and administration expense. Write-offs related to producer loans were $0.1 million for the year ended December 31, 2002 and no write offs were recorded in 2001. The Company does not currently record a liability related to the guarantee of the producer loans. The Company would have recourse against the producer to partially off-set the liability.

     The Company also guarantees certain loans to producers and dealers financed by third party lenders. The loans totaled $2.4 million and $5.1 million at December 31, 2002 and 2001, respectively. Reserves for these guarantees of $0.5 million and $1.5 million at December 31, 2002 and 2001, respectively, are included in the consolidated balance sheet. There were insignificant write-offs related to these loans in 2002 and 2001. The maximum potential payment related to these guarantees is $1.0 million. The Company does not currently record a liability related to the guarantees of these producer and dealer loans financed by third party lenders. The Company has no recourse against the producer or dealer to partially off-set the potential liability.

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

16.  RELATED PARTY TRANSACTIONS

     In accordance with the Management Services Agreement between Land O'Lakes, Inc. and the Company, costs are charged to the Company by Land O'Lakes, Inc. for corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting, and IT support. These costs totaled $7.0 million, $6.6 million and $0.9 million for the years ended December 31, 2002, December 31, 2001 and the three months ended December 31, 2000, respectively. In addition, payroll and benefit-related costs are paid directly by Land O'Lakes, Inc. and reimbursed by the Company. These costs totaled $100.9 million, $102.8 million and $14.9 million for the years ended December 31, 2002, 2001 and the three months ended December 31, 2000, respectively.

     As part of the acquisition of Purina Mills, Inc. on October 11, 2001, Land O'Lakes, Inc. assumed certain liabilities, including a $59.7 million deferred tax liability and the Company established a noncurrent note payable for this liability at December 31, 2001. In 2002, the liability was transferred to Land O'Lakes, Inc. and the obligation for the note payable was relinquished.

     The Company has a $100 million revolving credit facility with Land O'Lakes, Inc. which bears interest at LIBOR plus 260 basis points. The facility terminates on October 31, 2003, and is renewable annually. The Company had a note receivable from Land O'Lakes, Inc. of $29.5 million at December 31, 2002 and a note payable of $29.2 million at December 31 2001.

    Pursuant to a Feed Supply Agreement dated September 29, 2000 between Land O'Lakes Farmland Feed and Farmland Industries, Farmland Industries agrees to purchase all of its branded feed, specialty feeds, catfish, swine and cattle feed, and ingredients, excluding grain, from Land O'Lakes Farmland Feed. Such sales are to be made at prices competitive with those available from other suppliers. Sales to Farmland Industries under the agreement totaled $1.5 million, $6.8 million and $1.9 million for the years ended December 31, 2002, December 31, 2001 and the three months ended December 31, 2000, respectively. This Feed Supply Agreement extends for the duration of Land O'Lakes Farmland Feed, or, for five years following the exercise by Land O'Lakes of its option to purchase Farmland Industries' interest in Land O'Lakes Farmland Feed. Due to a disputed provision in the agreement, Farmland Industries has not purchased as much feed as originally anticipated.

     Sales with unconsolidated subsidiaries of the Company totaled $63.7 million, $45.0 million and $9.5 million for the years ended December 31, 2002, 2001 and the three months ended December 31, 2000, respectively.

17.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows:

                                                       ADDITIONS
                                                      ------------
                                         BALANCE AT   NET CHARGES        (OTHER
                                         BEGINNING     TO COSTS       ADDITIONS)/   BALANCE AT
        DESCRIPTION                      OF YEAR      AND EXPENSES     DEDUCTIONS      END OF YEAR
                                       ------------   ------------    ------------    ------------
Year ended December 31, 2002 .......   $      9,085   $      1,178    $       (336)   $     10,599
Year ended December 31, 2001 .......          4,211            675          (4,199)          9,085
Three months ended December 31, 2000          5,809         (1,598)             --           4,211


18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)




                              FIRST          SECOND          THIRD         FOURTH         FULL
          2002               QUARTER        QUARTER        QUARTER        QUARTER         YEAR
                           ------------   ------------   ------------   ------------   ------------

Net sales ..............   $    603,423   $    576,580   $    594,448   $    655,934   $  2,430,385
Gross profit ...........         72,828         70,336         72,033         71,174        286,371
Net earnings ...........         14,621          8,542         11,832         19,459         54,454



                                (1)            (1)            (1)
                               FIRST         SECOND          THIRD          FOURTH         FULL
         2001                 QUARTER        QUARTER        QUARTER        QUARTER         YEAR
                           ------------   ------------   ------------   ------------   ------------

Net sales ..............   $    403,535   $    392,958   $    406,779   $    634,105   $  1,837,377
Gross profit ...........         31,368         35,356         32,232         66,036        164,992
Net earnings ...........          4,010          9,198          8,239         17,699         39,146

(1) The first three quarters in 2001 exclude Purina Mills, LLC, which was acquired on October 11, 2001.

19.  CONSOLIDATING FINANCIAL INFORMATION

     Land O'Lakes, Inc. issued $350 million in senior notes which are guaranteed by Land O'Lakes, Inc. and certain of its wholly and majority-owned subsidiaries, including the Company (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

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

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                                                                WHOLLY
                                         LAND        WHOLLY                     OWNED
                                        O'LAKES      OWNED                   SUBSIDIARIES
                                       FARMLAND   SUBSIDIARIES  WHOLLY OWNED   OF PURINA      NON-
                                       FEED LLC       OF        PURINA MILLS,   MILLS,     GUARANTOR
                                        PARENT     LOLFF LLC    LLC PARENT       LLC      SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                       ---------  ------------  ------------ ------------ ------------  ------------  ------------
                                                                          ($ IN THOUSANDS)

                                                                                ASSETS
Current assets:
  Cash and short-term
    investments ....................   $ (15,393)   $ 7,278       $  6,584     $    70      $ 1,817       $      --      $    356
  Receivables, net .................     173,302     20,156         22,623       1,367        6,428         (96,494)      127,382
  Receivable from legal
    settlement .....................          --         --          6,000          --           --              --         6,000
  Inventories ......................      45,116     15,757         45,686       1,934        4,585              --       113,078
  Prepaid expenses and other
    current assets .................       3,224        322          4,079          --          210              --         7,835
  Note receivable - Land
    O'Lakes, Inc. ..................      29,493         --         57,759          --           --         (57,759)       29,493
                                       ---------    -------       --------     -------      -------       ---------      --------
          Total current assets .....     235,742     43,513        142,731       3,371       13,040        (154,253)      284,144
Investments ........................     405,619        258             --       5,491        2,196        (390,591)       22,973
Property, plant and
equipment,
   net .............................      82,581      7,530        155,177       1,114        5,337              --       251,739
Goodwill, net ......................      12,815      3,656        105,202          --          813              --       122,486
Other intangibles ..................          24      2,639         94,044          --           97              --        96,804
Other assets .......................       7,965         --         21,547          --        1,950          (2,700)       28,762
                                       ---------    -------       --------     -------      -------       ---------      --------
          Total assets .............   $ 744,746    $57,596       $518,701     $ 9,976      $23,433       $(547,544)     $806,908
                                       =========    =======       ========     =======      =======       =========      ========

                                                                     LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term
    obligations ....................   $   2,400    $    --       $     --     $    --      $ 2,341       $  (2,341)     $  2,400
  Accounts payable .................     189,913     22,803         48,006       5,302        3,656        (148,461)      121,219
  Accrued expenses .................      17,411      2,955         24,299         696        2,773              --        48,134
                                       ---------    -------       --------     -------      -------       ---------      --------
          Total current
            liabilities ............     209,724     25,758         72,305       5,998        8,770        (150,802)      171,753
Notes payable -- Land O'Lakes,
  Inc. -- noncurrent ...............          --      2,700             --          --           --          (2,700)           --
Employee benefits and other
  liabilities ......................          --         --         29,493          --        3,405          (3,451)       29,447
Minority interests .................          --         --             29          --        2,931              --         2,960
Equities:
  Contributed capital ..............     514,987     16,272        358,406       8,882        7,420        (390,591)      515,376
  Retained earnings (accumulated
    deficit) .......................      20,035     12,866         58,468      (4,904)         907              --        87,372
                                       ---------    -------       --------     -------      -------       ---------      --------
          Total equities ...........     535,022     29,138        416,874       3,978        8,327        (390,591)      602,748
                                       ---------    -------       --------     -------      -------       ---------      --------
Commitments and contingencies
Total liabilities and equities .....   $ 744,746    $57,596       $518,701     $ 9,976      $23,433       $(547,544)     $806,908
                                       =========    =======       ========     =======      =======       =========      ========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                            LAND         WHOLLY
                                           O'LAKES       OWNED                       WHOLLY OWNED
                                          FARMLAND    SUBSIDIARIES   WHOLLY OWNED    SUBSIDIARIES        NON-
                                          FEED LLC         OF        PURINA MILLS,    OF PURINA        GUARANTOR
                                           PARENT      LOLFF LLC     LLC PARENT       MILLS, LLC      SUBSIDIARIES   CONSOLIDATED
                                        -----------   ------------   -------------   -------------    ------------   ------------
                                                     ($ IN THOUSANDS)
Net sales .........................     $ 1,312,638     $174,406       $ 860,845        $ 28,827          $53,669     $ 2,430,385
Cost of sales .....................       1,197,551      157,918         719,950          21,395           47,200       2,144,014
                                        -----------     --------       ---------        --------          -------     -----------
Gross profit ......................         115,087       16,488         140,895           7,432            6,469         286,371
Selling, general and
  administration ..................         111,398       10,976          98,160          10,452            5,018         236,004
Restructuring and impairment
  charges .........................          11,266           --              --              --               --          11,266
                                        -----------     --------       ---------        --------          -------     -----------
(Loss) earnings from
operations ........................          (7,577)       5,512          42,735          (3,020)           1,451          39,101
Interest (income) expense, net ....          (3,905)         388          (1,182)            (15)             156          (4,558)
Gain on legal settlements .........              --           --          (7,642)             --               --          (7,642)
Gain on sale of intangible ........          (4,184)          --              --              --               --          (4,184)
Equity in (earnings) loss
  of affiliated companies .........          (2,233)          --             (94)          1,306               --          (1,021)
Minority interest in (loss)
  earnings of subsidiaries ........             (34)         231              34              --              669             900
                                        -----------     --------       ---------        --------          -------     -----------
Earnings (loss) before income taxes           2,779        4,893          51,619          (4,311)             626          55,606
Income tax expense ................              --        1,152              --              --               --           1,152
                                        -----------     --------       ---------        --------          -------     -----------
Net earnings (loss) ...............     $     2,779     $  3,741       $  51,619        $ (4,311)         $   626     $    54,454
                                        ===========     ========       =========        ========          =======     ===========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002


                                                                                WHOLLY
                                         LAND        WHOLLY                     OWNED
                                        O'LAKES      OWNED                   SUBSIDIARIES
                                       FARMLAND   SUBSIDIARIES  WHOLLY OWNED   OF PURINA      NON-
                                       FEED LLC       OF        PURINA MILLS,   MILLS,     GUARANTOR
                                        PARENT     LOLFF LLC    LLC PARENT       LLC      SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                       ---------  ------------  ------------ ------------ ------------  ------------  ------------
                                                                           ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss) ...............  $   2,779    $ 3,741       $ 51,619     $(4,311)      $   626     $      --     $  54,454
  Adjustments to reconcile net
    earnings (loss) to net cash
    provided (used) by operating
    activities:
    Depreciation and amortization ....    15,085        909         27,808          77           519            --        44,398
    Bad debt expense .................     2,775         --            425          --            --            --         3,200
    Receivable from legal
      settlement .....................        --         --         (6,000)         --            --            --        (6,000)
    (Increase) decrease in other
      assets .........................    (4,200)        17         (6,761)         --          (278)        7,143        (4,079)
    Increase (decrease) in other
      liabilities ....................    67,858     (3,569)        (4,662)         --           177       (69,004)       (9,200)
    Restructuring and impairment
      charges ........................    11,266         --             --          --            --            --        11,266
    Equity in (earnings) losses of
       affiliated companies ..........    (2,233)        --            (94)      1,306            --            --        (1,021)
    Minority interest ................       (34)       231             34          --           669            --           900
    Gain on sale of intangible .......    (4,184)        --             --          --            --            --        (4,184)
    Other ............................     1,647       (609)           865          --          (609)           --         1,294
  Changes in current assets and
    liabilities, net of
    acquisitions and divestitures:
    Receivables ......................    68,356     (6,009)         1,619      (3,937)       (1,818)      (71,538)      (13,327)
    Inventories ......................     1,102       (223)        (2,592)        658         1,427            --           372
    Other current assets .............     1,529        565         (7,622)      4,875            69            --          (584)
    Accounts payable .................  (127,544)     4,277           (712)        429        (3,331)      131,058         4,177
    Accrued expenses .................    (2,032)     1,538        (13,630)        802         1,242            --       (12,080)
                                       ---------    -------       --------     -------       -------     ---------     ---------
  Net cash provided (used) by
    operating activities .............    32,170        868         40,297        (101)       (1,307)       (2,341)       69,586

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Additions to property, plant and
    equipment ........................  (18,129)      (486)        (7,337)        (43)          (59)           --       (26,054)
  Proceeds from sale of
    investments ......................     3,700         --             --          --            --            --         3,700
  Proceeds from sale of property,
    plant and equipment ..............     6,600         --             --          --            --            --         6,600
  Dividends from investments in
    affiliated companies .............     3,118         --            608          --            --            --         3,726
  Other ..............................       750         --             --          --            --            --           750
                                       ---------    -------       --------     -------       -------     ---------     ---------
  Net cash used by investing
    activities .......................    (3,961)      (486)        (6,729)        (43)          (59)           --       (11,278)

CASH FLOWS FROM FINANCING
ACTIVITIES:
  (Decrease) increase in
    short-term debt ..................   (12,391)     5,478             --          --         1,972         2,341        (2,600)
  Proceeds from note payable to
    Land O'Lakes, Inc. ...............   476,083         --         15,445          --            --       (41,531)      449,997
  Payments on note payable to
    Land O'Lakes, Inc. ...............  (485,883)    (4,110)       (56,976)         --        (3,262)       41,531      (508,700)
  Capital contributions by
    members ..........................       332         --             --          --            --            --           332
  Other ..............................    (1,969)     1,151            391          --           427            --            --
                                       ---------    -------       --------     -------       -------     ---------     ---------
  Net cash (used) provided by
    financing activities .............   (23,828)     2,519        (41,140)         --          (863)        2,341       (60,971)
                                       ---------    -------       --------     -------       -------     ---------     ---------
  Net increase (decrease) in
    cash .............................     4,381      2,901         (7,572)       (144)       (2,229)           --        (2,663)

Cash and short-term investments
  at beginning of year ...............   (19,774)     4,377         14,156         214         4,046            --         3,019
                                       ---------    -------       --------     -------       -------     ---------     ---------
Cash and short-term investments
  at end of year ..................... $ (15,393)   $ 7,278       $  6,584     $    70       $ 1,817     $      --     $     356
                                       =========    =======       ========     =======       =======     =========     =========

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                                                WHOLLY
                                         LAND        WHOLLY                     OWNED
                                        O'LAKES      OWNED                   SUBSIDIARIES
                                       FARMLAND   SUBSIDIARIES  WHOLLY OWNED   OF PURINA      NON-
                                       FEED LLC       OF        PURINA MILLS,   MILLS,     GUARANTOR
                                        PARENT     LOLFF LLC    LLC PARENT       LLC      SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                       ---------  ------------  ------------ ------------ ------------  ------------  ------------
                                                                           ($ IN THOUSANDS)
                                                                                ASSETS
Current assets:
  Cash and short-term
   investments .....................   $ (19,774)   $ 4,377       $ 14,156     $    214     $ 4,046       $      --      $  3,019
  Receivables, net .................     103,219     14,147          9,680       12,417       4,556         (24,956)      119,063
  Inventories ......................      46,219     15,534         43,393        2,402       6,011              --       113,559
  Prepaid expenses and
    other current assets ...........       2,883        887          2,423           --         279              --         6,472
                                       ---------    -------       --------     --------     -------       ---------      --------

          Total current assets .....     132,547     34,945         69,652       15,033      14,892         (24,956)      242,113
Investments ........................     411,654        258             28       11,077       1,303        (392,824)       31,496
Property, plant and equipment,
  net ..............................      90,710      7,887        219,420        1,147       7,792              --       326,956
Goodwill, net ......................      13,262      3,656         86,872           --         959              --       104,749
Intangible assets, net .............       4,896         --         99,169           --         331              --       104,396
Other assets .......................      65,082      3,246         19,684           --       1,232         (65,369)       23,875
                                       ---------    -------       --------     --------     -------       ---------      --------
          Total assets .............   $ 718,151    $49,992       $494,825     $ 27,257     $26,509       $(483,149)     $833,585
                                       =========    =======       ========     ========     =======       =========      ========

                                                                      LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
    obligations ....................   $   4,509    $    23       $     --     $     --     $   468       $      --      $  5,000
  Notes payable -- Land O'Lakes,
    Inc. -- current ................      29,210         --             --           --          --              --        29,210
  Accounts payable .................      78,418     12,211         24,137       14,009       5,670         (17,403)      117,042
  Accrued expenses .................      13,170      1,418         19,120         (108)      1,532              --        35,132
                                       ---------    -------       --------     --------     -------       ---------      --------
          Total current
           liabilities .............     125,307     13,652         43,257       13,901       7,670         (17,403)      186,384
Notes payable -- Land O'Lakes,
  Inc. -- noncurrent ...............      59,664      6,512         58,763           --       5,290         (70,565)       59,664
Employee benefits and other
  liabilities ......................         755      2,644         32,980           --         277              --        36,656
Minority interests .................        (840)       910             28           --       2,821              --         2,919
Equities:
  Contributed capital ..............     515,046     18,300        350,598       16,299       9,982        (395,181)      515,044
  Retained earnings
    (accumulated deficit) ..........      18,219      7,974          9,199       (2,943)        469              --        32,918
                                       ---------    -------       --------     --------     -------       ---------      --------
          Total equities ...........     533,265     26,274        359,797       13,356      10,451        (395,181)      547,962
                                       ---------    -------       --------     --------     -------       ---------      --------
Commitments and contingencies
Total liabilities and equities .....   $ 718,151    $49,992       $494,825     $ 27,257     $26,509       $(483,149)     $833,585
                                       =========    =======       ========     ========     =======       =========      ========

                         LAND O'LAKES FARMLAND FEED LLC

                SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001



                                            LAND         WHOLLY
                                           O'LAKES       OWNED                       WHOLLY OWNED
                                          FARMLAND    SUBSIDIARIES   WHOLLY OWNED    SUBSIDIARIES        NON-
                                          FEED LLC         OF        PURINA MILLS,    OF PURINA        GUARANTOR
                                           PARENT      LOLFF LLC     LLC PARENT       MILLS, LLC      SUBSIDIARIES   CONSOLIDATED
                                        -----------   ------------   -------------   -------------    ------------   ------------
                                                               ($ IN THOUSANDS)
Net sales .........................     $ 1,392,936     $168,128       $ 195,773         $ 7,091          $73,449     $ 1,837,377
Cost of sales .....................       1,279,960      151,710         165,438           5,711           69,566       1,672,385
                                        -----------     --------       ---------         -------          -------     -----------
Gross profit ......................         112,976       16,418          30,335           1,380            3,883         164,992
Selling, general and
administration ....................          90,492        8,907          23,491           2,080            2,215         127,185
Restructuring and impairment
  reversals .......................          (5,728)          --              --              --               --          (5,728)
                                        -----------     --------       ---------         -------          -------     -----------
Earnings (loss) from operations ...          28,212        7,511           6,844            (700)           1,668          43,535
Interest expense (income), net ....           5,039          706            (128)             (1)             472           6,088
Equity in (earnings) loss of
 affiliated companies .............          (2,612)          --             (93)            128               --          (2,577)
Minority interest in earnings
(loss) of subsidiaries ............               3          374             (18)             --              519             878
                                        -----------     --------       ---------         -------          -------     -----------
Net earnings (loss) ...............     $    25,782     $  6,431       $   7,083         $  (827)         $   677     $    39,146
                                        ===========     ========       =========         =======          =======     ===========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                WHOLLY
                                         LAND        WHOLLY                     OWNED
                                        O'LAKES      OWNED                   SUBSIDIARIES
                                       FARMLAND   SUBSIDIARIES  WHOLLY OWNED   OF PURINA      NON-
                                       FEED LLC       OF        PURINA MILLS,   MILLS,     GUARANTOR
                                        PARENT     LOLFF LLC     LLC PARENT      LLC      SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                       ---------  ------------  ------------ ------------ ------------  ------------  ------------
                                                                           ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net earnings (loss) ..............   $  25,782    $ 6,431       $  7,083    $   (827)      $   677      $      --    $  39,146
  Adjustments to reconcile net
    earnings (loss) to net cash
    (used) provided by operating
    activities:
    Depreciation and amortization ..      20,364        732          7,559          --           976             --       29,631
    Bad debt recovery ..............        (783)        --             --          --            --             --         (783)
    (Increase) decrease in other
      assets .......................     (69,257)     1,065          7,752      (8,451)          289         63,843       (4,759)
    (Decrease) increase in other
      liabilities ..................      (6,705)        31         (2,427)      2,366           718             --       (6,017)
    Restructuring and impairment
      reversal .....................      (5,728)        --             --          --            --             --       (5,728)
    Equity in (earnings) losses of
      affiliated companies .........      (2,612)        --            (93)        128            --             --       (2,577)
    Minority interest ..............           3        374            (18)         --           519             --          878
  Changes in current assets and
    liabilities, net of
    acquisitions and divestitures:
    Receivables ....................      13,680      4,366         20,140     (12,333)         (724)        12,860       37,989
    Inventories ....................      11,931     (1,555)         3,083      (2,402)         (621)            --       10,436
    Other current assets ...........       6,396       (146)           107          --           (85)            --        6,272
    Accounts payable ...............      (6,258)    (1,435)        (9,357)     23,002          (233)       (17,038)     (11,319)
    Accrued expenses ...............     (12,653)      (515)        (4,677)       (122)          103             --      (17,864)
                                       ---------    -------       --------    --------       -------      ---------    ---------
  Net cash (used) provided by
    operating activities ...........     (25,840)     9,348         29,152       1,361         1,619         59,665       75,305

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Additions to property, plant and
equipment ..........................      (9,467)    (1,490)        (8,178)     (1,264)       (1,532)            --      (21,931)
  Proceeds from sale of property,
    plant and equipment ............       5,082         44           (127)        117            95             --        5,211
                                       ---------    -------       --------    --------       -------      ---------    ---------
  Net cash used by investing
    activities .....................      (4,385)    (1,446)        (8,305)     (1,147)       (1,437)            --      (16,720)

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Increase (decrease) in
    short-term debt ................     362,276     (4,636)            (8)         --           263       (356,866)       1,029
  Proceeds from note payable to
    Land O'Lakes, Inc. .............      58,763         --             --          --         2,066        297,201      358,030
  Payments on note payable to
    Land O'Lakes, Inc. .............    (404,594)    (2,488)       (15,023)         --          (860)            --     (422,965)
  Capital contributed by members ...          --         --          8,340          --            --             --        8,340
                                       ---------    -------       --------    --------       -------      ---------    ---------
  Net cash provided (used) by
    financing activities ...........      16,445     (7,124)        (6,691)         --         1,469        (59,665)     (55,566)
                                       ---------    -------       --------    --------       -------      ---------    ---------
Net (decrease) increase in
  cash and short-term
  investments ......................     (13,780)       778         14,156         214         1,651             --        3,019

Cash and short-term investments
 at beginning of year ..............      (5,994)     3,599             --          --         2,395             --           --
                                       ---------    -------       --------    --------       -------      ---------    ---------
Cash and short-term investments
 at end of year ....................   $ (19,774)   $ 4,377       $ 14,156    $    214       $ 4,046      $      --    $   3,019
                                       =========    =======       ========    ========       =======      =========    =========

                         LAND O'LAKES FARMLAND FEED LLC

                SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATION
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000

                                              LAND
                                            O'LAKES
                                            FARMLAND    WHOLLY OWNED       NON-
                                            FEED LLC    SUBSIDIARIES     GUARANTOR
                                             PARENT     OF LOLFF LLC    SUBSIDIARIES  CONSOLIDATED
                                           ---------    ------------    ------------  ------------
                                                               ($ IN THOUSANDS)
Net sales ..............................   $ 347,714      $ 29,041        $ 13,153      $ 389,908
Cost of sales ..........................     315,473        26,140          12,630        354,243
                                           ---------      --------        --------      ---------
Gross profit ...........................      32,241         2,901             523         35,665
Selling, general and administration ....      28,254         1,482             759         30,495
Restructuring and impairment
  charges ..............................       9,700            --              --          9,700
                                           ---------      --------        --------      ---------
(Loss) earnings from operations ........      (5,713)        1,419            (236)        (4,530)
Interest expense, net ..................       1,808           114             130          2,052
Equity in earnings of affiliated
  companies ............................        (305)           (3)             --           (308)
Minority interest in (loss) earnings
  of subsidiaries ......................         (17)          106            (135)           (46)
                                           ---------      --------        --------      ---------

Net (loss) earnings ....................   $  (7,199)     $  1,202        $   (231)     $  (6,228)
                                           =========      ========        ========      =========


                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000

                                                 LAND
                                                O'LAKES    WHOLLY OWNED
                                                FARMLAND   SUBSIDIARIES
                                                FEED LLC       OF         NON-GUARANTOR
                                                 PARENT     LOLFF LLC      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               ---------   ------------   --------------   ------------   ------------
                                                                        ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings ......................   $  (7,199)   $  1,202        $  (231)         $    --        $  (6,228)
  Adjustments to reconcile net (loss)
    earnings to net cash (used) provided by
    operating activities:
    Depreciation and amortization ..........       3,062          61            474               --            3,597
    Bad debt expense .......................       1,260          --             --               --            1,260
    (Increase) decrease in other assets ....     (19,141)      6,047         (1,346)             669          (13,771)
    Increase (decrease) in other
      liabilities ..........................      25,630     (12,552)        (1,506)              --           11,572
    Restructuring and impairment charges ...       9,700          --             --               --            9,700
    Equity in earnings of affiliated
      companies ............................        (305)         (3)            --               --             (308)
    Minority interest ......................         (17)        106           (135)              --              (46)
  Changes in current assets and
    liabilities, net of acquisitions
    and divestitures:
    Receivables ............................    (115,772)      1,992            761           (7,118)        (120,137)
    Inventories ............................     (66,889)     (2,098)          (971)              --          (69,958)
    Other current assets ...................     (10,014)       (268)            69               --          (10,213)
    Accounts payable .......................      92,363      (2,651)         3,599             (425)          92,886
    Accrued expenses .......................      22,627         196            245               --           23,068
                                               ---------    --------        -------          -------        ---------
  Net cash (used) provided by operating
    activities .............................     (64,695)     (7,968)           959           (6,874)         (78,578)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment ..............................     (18,406)        (59)        (2,887)              --          (21,352)
  Proceeds from sale of property, plant
    and equipment ..........................       1,743          --             73               --            1,816
                                               ---------    --------        -------          -------        ---------
  Net cash used by investing activities ....     (16,663)        (59)        (2,814)              --          (19,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt ...     (13,793)      6,917          3,973            6,874            3,971
  Proceeds from note payable to
    Land O'Lakes, Inc. .....................     185,243          --             --               --          185,243
  Payments on note payable to
    Land O'Lakes, Inc. .....................     (91,100)         --             --               --          (91,100)
                                               ---------    --------        -------          -------        ---------
  Net cash provided by financing
    activities .............................      80,350       6,917          3,973            6,874           98,114
                                               ---------    --------        -------          -------        ---------
  Net (decrease) increase in cash and
   short-term investments ..................      (1,008)     (1,110)         2,118               --               --
Cash and short-term investments at
  beginning of year ........................      (3,804)      4,709           (905)              --               --
                                               ---------    --------        -------          -------        ---------
Cash and short-term investments at
  end of year ..............................   $  (4,812)   $  3,599        $ 1,213          $    --        $      --
                                               =========    ========        =======          =======        =========

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Land O'Lakes, Inc:

         We have audited the accompanying consolidated balance sheet of Land O'Lakes Feed Division (the Company) as of September 30, 2000 and the related consolidated statements of operations and cash flows for the nine months ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O'Lakes Feed Division as of September 30, 2000 and the results of their operations and their cash flows for the nine months ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                          /s/ KPMG LLP

Minneapolis, Minnesota
January 28, 2002

                           LAND O'LAKES FEED DIVISION

                           CONSOLIDATED BALANCE SHEET

                                                           SEPTEMBER 30,
                                                              2000
                                                         ----------------
                                                         ($ IN THOUSANDS)
ASSETS

Current assets:
  Cash and short-term investments ....................      $  5,989
  Receivables, net ...................................        74,650
  Inventories ........................................        49,283
  Prepaid expenses and other current assets ..........         3,458
                                                            --------
          Total current assets .......................       133,380
Investments ..........................................        18,577
Property, plant and equipment, net ...................        70,692
Goodwill, net ........................................        11,068
Other assets .........................................        14,765
                                                            --------
          Total assets ...............................      $248,482
                                                            ========

LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations ...................      $  6,394
  Accounts payable ...................................        52,649
  Accrued expenses ...................................        13,014
  Other current liabilities ..........................         4,598
                                                            --------
          Total current liabilities ..................        76,655
Other liabilities ....................................         1,754
Minority interests ...................................         2,934
Investment and advances by Land O'Lakes, Inc. ........       167,139
                                                            --------
Total liabilities and investments and advances by
  Land O'Lakes, Inc. .................................      $248,482
                                                            ========

          See accompanying notes to consolidated financial statements.

                           LAND O'LAKES FEED DIVISION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                           FOR THE NINE
                                                           MONTHS ENDED
                                                           SEPTEMBER 30,
                                                               2000
                                                         ----------------
                                                         ($ IN THOUSANDS)
Net sales ............................................      $ 702,171
Cost of sales ........................................        627,414
Selling and administration ...........................         53,059
                                                            ---------
Earnings from operations .............................         21,698
Interest expense, net ................................            444
Equity in earnings of affiliated companies ...........         (1,410)

Minority interest in earnings of subsidiaries ........            445
                                                            ---------
Earnings before income taxes .........................         22,219
Income tax expense ...................................          2,837
                                                            ---------
Net earnings .........................................      $  19,382
                                                            =========

          See accompanying notes to consolidated financial statements.

                           LAND O'LAKES FEED DIVISION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 FOR THE NINE
                                                                    MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                     2000
                                                              ----------------
                                                              ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings .............................................      $ 19,382
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization .........................         9,177
     Bad debt recovery .....................................           (14)
     Increase in other assets ..............................         1,103
     Decrease in other liabilities .........................        (7,670)
     Equity in earnings of affiliated companies ............        (1,410)
     Minority interest .....................................           445
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
     Receivables ...........................................       (14,481)
     Inventories ...........................................           560
     Other current assets ..................................           885
     Accounts payable ......................................        (2,720)
     Accrued expenses ......................................        (1,530)
     Other current liabilities .............................         4,598
                                                                  --------
  Net cash provided by operating activities ................         8,325
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...............       (13,104)
  Acquisition of investments, net of cash acquired .........        (2,522)
  Proceeds from sale of property, plant and equipment ......           255
                                                                  --------
  Net cash used by investing activities ....................       (15,371)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt ..............................         5,100
  Net investments and advances by Land O'Lakes, Inc. .......        (8,393)
                                                                  --------
  Net cash used by financing activities ....................        (3,293)
  Net decrease in cash and short-term investments ..........       (10,339)
Cash and short-term investments at beginning of period .....        16,328
                                                                  --------
Cash and short-term investments at end of period ...........      $  5,989
                                                                  ========


          See accompanying notes to consolidated financial statements.

                           LAND O'LAKES FEED DIVISION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                           ($ IN THOUSANDS IN TABLES)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         The Land O'Lakes Feed Division (the "Company") produces both commercial and lifestyle feed for a variety of animals, including dairy cattle, beef cattle, swine, poultry, horses, and other specialty animals. The Company is a division of Land O'Lakes, Inc.

     REVENUE RECOGNITION

     Net sales and allowances for customer discounts are generally recognized upon shipment of product and transfer of title to the customer. The Company classifies shipping and handling costs as part of cost of sales.

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

DERIVATIVE COMMODITY INSTRUMENTS

     The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices. These contracts are designated as hedges under SFAS No. 80, "Accounting for Futures Contracts." Unrealized gains and losses on unsettled contracts were reflected in receivables. Realized gains and losses were reflected in cost of sales. The net gains and losses deferred and expensed at September 30, 2000 are immaterial. The aggregate fair value of our derivatives was ($0.5) million at September 30, 2000.

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

INTANGIBLES

     The excess purchase price paid over net assets of businesses acquired (goodwill) is generally amortized on a straight-line basis over periods ranging from 15 to 20 years. Accumulated amortization of goodwill at September 30, 2000 was $0.7 million.

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

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising costs were $2.8 million for the nine months ended September 30, 2000.


RESEARCH AND DEVELOPMENT

     Expenditures for research and development are charged to administration expense in the year incurred. Total research and development expense for the nine months ended September 30, 2000 was $1.6 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     All financial instruments are carried at amounts that approximate estimated fair value, except for investments in cooperatives, for which it is not practicable to provide fair value information.

FUTURE ACCOUNTING REQUIREMENTS

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", effective for the year ending December 31, 2001, will require derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. The Company has determined that the impact upon adoption will not have a material effect on its consolidated financial statements.

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

2.  RECEIVABLES

     A summary of receivables is as follows:

                                             SEPTEMBER 30,
                                                 2000
                                             -------------
Trade accounts ..........................      $77,067
Other ...................................        3,320
                                               -------
                                                80,387
Less allowance for doubtful accounts ....        5,737
                                               -------

Total receivables, net ..................      $74,650
                                               =======


3.  INVENTORIES

    A summary of inventories is as follows:

                            SEPTEMBER 30,
                               2000
                            ------------
Raw materials ..........      $40,072
Finished goods .........        9,211
                              -------
Total inventories ......      $49,283
                              =======

4.  INVESTMENTS

    A summary of investments is as follows:

                                              SEPTEMBER 30,
                                                  2000
                                              -------------
New Feeds, LLC ...........................      $ 3,897
Land O'Lakes/Harvest States Feed, LLC ....        3,500
Iowa River Feeds, LLC ....................        2,943
Pro-Pet, LLC .............................        2,913
Nutri-Tech Feeds, LLC ....................        2,183
Northern Country Feeds, LLC ..............        1,856
CalvaAlto Liquid, LLC ....................          875
Nutra Blend, LLC .........................           --
Other -- LLC's ...........................          410
                                                -------
Total investments ........................      $18,577
                                                =======

     All of the above investments are accounted for under the equity method with the exception of a portion of the investments under the caption "Other LLC's."

5.  PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment is as follows:

                                                SEPTEMBER 30,
                                                   2000
                                                -------------
Land and land improvements ..................      $  6,354
Buildings and building equipment ............        43,420
Machinery and equipment .....................        81,947
Construction in progress ....................         7,313
                                                   --------
                                                    139,034
Less accumulated depreciation ...............        68,342
                                                   --------
Total property, plant and equipment, net ....      $ 70,692
                                                   ========

6.  NOTES AND SHORT-TERM OBLIGATIONS

    A summary of notes and short-term obligations is as follows:

                                                SEPTEMBER 30,
                                                    2000
                                                -------------
Union Bank of California line of credit .....      $3,100

Bank of America line of credit ..............       3,294
                                                   ------
Total notes and short-term obligations ......      $6,394
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

     Interest paid, net of amount capitalized, for the nine months ended September 30, 2000 was $0.4 million.

7.  LEASE COMMITMENTS

     Total rental expense was $1.7 million for the nine months ended September 30, 2000. The minimum annual lease payments for the next five calendar years and thereafter are as follows:

        YEAR                AMOUNT
------------------          -------
2001 ...................    $2,389
2002 ...................     3,568
2003 ...................     2,659
2004 ...................     1,661
2005 ...................     1,064
2006 and thereafter ....     2,403

     Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table provides information on the notional amount and fair value of financial instruments, including derivative financial instruments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and short-term investments, receivables, accounts payable, notes and short-term obligations, approximate fair value due to the short-term maturity of the instruments.


                                              SEPTEMBER 2000
                                            -----------------
                                            NOTIONAL     FAIR
                                             AMOUNT     VALUE
                                            --------    -----
                                              (IN THOUSANDS)
Derivative financial instruments:
  Commodity futures contracts
     Commitments to purchase .........      $ 29,458    $(801)
     Commitments to sell .............      $(12,454)   $ 326

9.  INCOME TAXES

     The components of the income tax provision are summarized as follows:

                           FOR THE NINE
                           MONTHS ENDED
                           SEPTEMBER 30,
                               2000
                           -------------
Current expense:
  Federal ..............      $1,242
  State ................         184
                              ------
                               1,426
Deferred expense .......       1,411
                              ------
Income tax expense .....      $2,837
                              ======

     The effective tax rate differs from the statutory rate primarily as a result of the following:

                                               FOR THE NINE
                                               MONTHS ENDED
                                               SEPTEMBER 30,
                                                    2000
                                               -------------
Statutory rate ..............................      35.0%
Patronage refunds ...........................     (24.3)
State income tax, net of federal benefit ....       1.2
Amortization of goodwill ....................       0.2
Meals and entertainment .....................       0.6
Other, net ..................................       0.1
                                                   ----
Effective tax rate ..........................      12.8%
                                                   ====

     The significant components of the deferred tax assets and liabilities are as follows:

                                             SEPTEMBER 30,
                                                 2000
                                             -------------
Deferred tax assets related to:
  Accrued expenses ......................      $1,142
  Allowance for doubtful accounts .......         446
  Inventories ...........................         304
  Intangible assets .....................         579
                                               ------
Total deferred tax assets ...............       2,471
Deferred tax liabilities related to:
  Joint ventures ........................         351
  Property, plant and equipment .........         678
                                               ------
  Total deferred tax liabilities ........       1,029
                                               ------
  Net deferred tax assets ...............      $1,442
                                               ======

     SFAS No. 109 "Accounting for Income Taxes" requires consideration of a valuation allowance if it is "more likely than not" that benefits of deferred tax assets will not be realized. Management has determined, based on prior earnings history and anticipated earnings, that no valuation allowance is necessary. Income taxes paid for the nine months ended September 30, 2000 were $1.4 million.

10. INVESTMENT AND ADVANCES BY LAND O'LAKES, INC.

     Investment and advances by Land O'Lakes, Inc. represents Land O'Lakes, Inc.'s ownership interest in the recorded net assets of the Company. All cash and intercompany transactions flow through this account. A summary of the activity for the nine months ended September 30, 2000 is as follows:

                                            2000
                                         ---------
Balance at beginning of period ....      $ 156,150
Net earnings ......................         19,382
Net intercompany activity .........         (8,393)
                                         ---------
Balance at end of period ..........      $ 167,139
                                         =========

11. PENSION AND OTHER POSTRETIREMENT PLANS

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

     Costs relating to the plans are allocated to the Company by Land O'Lakes, Inc. The Company's allocated expenses relating to these plans was $2.7 million for the nine months ended September 30, 2000.

12. COMMITMENTS AND CONTINGENCIES

GUARANTEES OF PRODUCER LOANS

     The Company also guarantees certain loans to large producer financed by Land O'Lakes Finance Company. The loans totaled $17.4 million at September 30, 2000. A reserve of $2.3 million at September 30, 2000 is included in the allowance for doubtful accounts. There were no writeoffs related to these loans in the nine months ended September 30, 2000.

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

13. RELATED PARTY TRANSACTIONS

     Costs allocated to the Company by Land O'Lakes, Inc. relate to corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting, and IT support. These costs totaled $4.5 million for the nine months ended September 30, 2000.

     Sales with unconsolidated subsidiaries of the Company totaled $37.0 million for the nine months ended September 30, 2000.


14. SUBSEQUENT EVENT

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

15. CONSOLIDATING FINANCIAL INFORMATION

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

                           LAND O'LAKES FEED DIVISION

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000

                                                LAND
                                            O'LAKES FEED    WHOLLY OWNED     NON-
                                              DIVISION      SUBSIDIARIES   GUARANTOR
                                               PARENT       OF LOL FEED   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                            ------------    ------------  ------------  ------------   ------------
                                                                        ($ IN THOUSANDS)
                                                                            ASSETS
Current assets:
  Cash and short-term investments ......      $    (655)      $ 7,549      $   (905)      $     --       $  5,989
  Receivables, net .....................         77,346        16,704         4,612        (24,012)        74,650
  Inventories ..........................         33,677        11,213         4,393             --         49,283
  Prepaid expenses .....................          2,708           481           269             --          3,458
                                              ---------       -------      --------       --------       --------
          Total current assets .........        113,076        35,947         8,369        (24,012)       133,380
Investments ............................         37,531         7,895            --        (26,849)        18,577
Property, plant and equipment, net .....         58,627         7,205         4,860             --         70,692
Goodwill, net ..........................          5,545         4,500         1,023             --         11,068
Other assets ...........................          8,155         3,926         2,684             --         14,765
                                              ---------       -------      --------       --------       --------
          Total assets .................      $ 222,934       $59,473      $ 16,936       $(50,861)      $248,482
                                              =========       =======      ========       ========       ========

                                                                    LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations .....      $   1,715       $ 4,652      $     27       $     --       $  6,394
  Accounts payable .....................         38,891        15,909         2,587         (4,738)        52,649
  Accrued expenses .....................         10,571         1,174         1,269             --         13,014
  Other current liabilities ............          4,598            --            --             --          4,598
                                              ---------       -------      --------       --------       --------
          Total current liabilities ....         55,775        21,735         3,883         (4,738)        76,655
Other liabilities ......................             21        17,516         3,491        (19,274)         1,754
Minority interests .....................             (1)          809         2,126             --          2,934
Investment and advances by Land
  O'Lakes, Inc. ........................        167,139        19,413         7,436        (26,849)       167,139
                                              ---------       -------      --------       --------       --------
Total liabilities and investments
 and advances by Land O'Lakes, Inc. ....      $ 222,934       $59,473      $ 16,936       $(50,861)      $248,482
                                              =========       =======      ========       ========       ========


                           LAND O'LAKES FEED DIVISION

                SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATION
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2000

                                             LAND
                                           O'LAKES
                                             FEED       WHOLLY OWNED        NON-
                                           DIVISION     SUBSIDIARIES     GUARANTOR
                                            PARENT      OF LOL FEED     SUBSIDIARIES   CONSOLIDATED
                                          ---------     ------------    ------------   ------------
                                                              ($ IN THOUSANDS)
Net sales ..........................      $ 606,550       $ 65,623         $29,998      $ 702,171
Cost of sales ......................        542,612         57,319          27,483        627,414
Selling and administration .........         46,648          4,926           1,485         53,059
                                          ---------       --------         -------      ---------
Earnings from operations ...........         17,290          3,378           1,030         21,698
Interest (income) expense, net .....         (1,106)           881             669            444
Equity in earnings of affiliated
  companies ........................         (1,081)          (329)             --         (1,410)
Minority interest in (loss) earnings
  of subsidiaries ..................             (1)           240             206            445
                                          ---------       --------         -------      ---------
Earnings before income taxes .......         19,478          2,586             155         22,219
Income tax expense .................          2,725             --             112          2,837
                                          ---------       --------         -------      ---------
Net earnings .......................      $  16,753       $  2,586         $    43      $  19,382
                                          =========       ========         =======      =========

                           LAND O'LAKES FEED DIVISION

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                         LAND
                                                     O'LAKES FEED     WHOLLY OWNED
                                                       DIVISION       SUBSIDIARIES   NON-GUARANTOR
                                                        PARENT        OF LOL FEED    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     ------------     -------------  -------------   ------------   ------------
                                                                            ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ..................................       $ 16,753        $  2,586        $    43        $    --        $ 19,382
  Adjustments to reconcile net earnings
    to net cash provided (used) by
    operating activities:
    Depreciation and amortization ...............          8,290             565            322             --           9,177
    Bad debt recovery ...........................            (14)             --             --             --             (14)
    Decrease (increase) in other assets .........          2,086          (1,833)           850             --           1,103
    (Decrease) increase in other liabilities ....         (9,407)         (2,124)         2,827          1,034          (7,670)
    Equity in earnings of affiliated
      companies .................................         (1,081)           (329)            --             --          (1,410)
    Minority interest ...........................             (1)            240            206             --             445
  Changes in current assets and liabilities,
    net of acquisitions and divestitures:
    Receivables .................................        (11,718)         (9,157)        (1,572)         7,966         (14,481)
    Inventories .................................          7,599          (6,920)          (119)            --             560
    Other current assets ........................          1,095            (156)           (54)            --             885
    Accounts payable ............................        (10,756)         11,585         (1,482)        (2,067)         (2,720)
    Accrued expenses ............................          4,443          (5,944)           (29)            --          (1,530)
    Other current liabilities ...................          4,598              --             --             --           4,598
                                                        --------        --------        -------        -------        --------
  Net cash provided (used) by operating
    activities ..................................         11,887         (11,487)           992          6,933           8,325

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment ...................................        (10,565)         (2,076)          (463)            --         (13,104)
  Acquisition of investments, net of cash
    acquired ....................................         (2,522)             --             --             --          (2,522)
  Proceeds from sale of property, plant and
    equipment ...................................            211              44             --             --             255
                                                        --------        --------        -------        -------        --------
  Net cash used by investing activities .........        (12,876)         (2,032)          (463)            --         (15,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt ........            722           4,652           (274)            --           5,100
  Net investments and advances by
    Land O'Lakes, Inc. ..........................         (7,066)          7,203         (1,597)        (6,933)         (8,393)
                                                        --------        --------        -------        -------        --------
  Net cash (used) provided by financing
    activities ..................................         (6,344)         11,855         (1,871)        (6,993)         (3,293)
                                                        --------        --------        -------        -------        --------
  Net decrease in cash and short-term
    investments .................................         (7,333)         (1,664)        (1,342)            --         (10,339)

Cash and short-term investments at
    beginning of period .........................          5,376           9,213          1,739             --          16,328
                                                        --------        --------        -------        -------        --------
Cash and short-term investments at
    end of period ...............................       $ (1,957)       $  7,549        $   397        $    --        $  5,989
                                                        ========        ========        =======        =======        ========

                          INDEPENDENT AUDITORS' REPORT

The Board of Managers
Purina Mills, LLC:

We have audited the accompanying consolidated balance sheets of Purina Mills, LLC and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and equities for the year ended December 31, 2002, for the period October 12, 2001 through December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended December 31, 2000 and for the six months ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Purina Mills, LLC and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002, for the period October 12, 2001 through December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended December 31, 2000 and for the six months ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

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

         As discussed in Note 1 to the consolidated financial statements, in 2002, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"; Statement No. 141, "Business Combinations"; certain provisions of Statement No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001; and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                                              /s/ KPMG LLP

Minneapolis, Minnesota
January 30, 2003

                               PURINA MILLS, LLC

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                             ---------------------------
                                                                 2002           2001
                                                             ------------   ------------
                                                                  ($ IN THOUSANDS)
ASSETS

Current assets:
  Cash and short-term investments ........................   $      6,654   $     14,370
  Receivables, net .......................................         23,990         22,097
  Receivable from legal settlement .......................          6,000             --
  Inventories ............................................         47,620         45,795
  Prepaid expenses and other current assets ..............          4,079          2,423
  Note receivable from Land O'Lakes Farmland Feed LLC ....         57,759         15,445
                                                             ------------   ------------
          Total current assets ...........................        146,102        100,130
Investments ..............................................          5,491         11,105
Property, plant and equipment, net .......................        156,291        220,567
Goodwill .................................................        105,202         86,872
Other intangibles, net ...................................         94,044         99,169
Other assets .............................................         21,547         19,684
                                                             ------------   ------------
          Total assets ...................................   $    528,677   $    537,527
                                                             ============   ============

LIABILITIES AND EQUITIES

Current liabilities:
  Accounts payable .......................................   $     53,308   $     53,591
  Accrued expenses .......................................         24,995         19,012
                                                             ------------   ------------
          Total current liabilities ......................         78,303         72,603
Notes payable -- Land O'Lakes Farmland Feed LLC ..........             --         58,763
Employee benefits and other liabilities ..................         29,493         32,980
Minority interests .......................................             29             28
Equities:
  Contributed capital ....................................        367,288        366,897
  Retained earnings ......................................         53,564          6,256
                                                             ------------   ------------
          Total equities .................................        420,852        373,153
                                                             ------------   ------------
Commitments and contingencies
Total liabilities and equities ...........................   $    528,677   $    537,527
                                                             ============   ============


           See accompanying notes to consolidated financial statements

                 PURINA MILLS, LLC (FORMERLY PURINA MILLS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  POST-EMERGENCE      PRE-EMERGENCE
                                              POST-LOL           POST-LOL         PRE-LOL             PRE-LOL            PRE-LOL
                                              OWNERSHIP          OWNERSHIP        OWNERSHIP          OWNERSHIP          OWNERSHIP
                                              ---------          ---------        ---------          ---------          ---------
                                                 YEAR         OCTOBER 12, 2001  JANUARY 1, 2001      SIX MONTHS         SIX MONTHS
                                                ENDED             THOUGH           THROUGH             ENDED              ENDED
                                           DECEMBER 31, 2002  DECEMBER 31, 2001 OCTOBER 11, 2001  DECEMBER 31, 2000  JUNE 30, 2000
                                           -----------------  ----------------- ----------------  -----------------  -------------
                                                              ($ IN THOUSANDS)
Net sales ................................     $    889,672      $    202,864      $    666,421      $    425,259      $    414,546
Cost of sales ............................          741,345           171,149           548,449           345,268           337,425
                                               ------------      ------------      ------------      ------------      ------------
Gross profit .............................          148,327            31,715           117,972            79,991            77,121
Selling, general and administration ......          108,612            25,571           122,190            67,249            73,869
Restructuring and impairment charges .....               --                --                --             3,534            24,924
                                               ------------      ------------      ------------      ------------      ------------
Earnings (loss) from operations ..........           39,715             6,144            (4,218)            9,208           (21,672)
Interest (income) expense, net ...........           (1,197)             (129)           13,463             7,027             9,759
Gain on legal settlements ................           (7,642)               --            (4,472)             (345)          (24,398)
Equity in loss (earnings) of affiliated
  companies ..............................            1,212                35               (12)               91              (112)
Minority interest in earnings (loss) of
  subsidiaries ...........................               34               (18)               85               (55)              (81)
                                               ------------      ------------      ------------      ------------      ------------
Earnings (loss) before income taxes,
  extraordinary item and "fresh start"
  revaluation ............................           47,308             6,256           (13,282)            2,490            (6,840)
Income tax expense .......................               --                --               854             2,971                --
                                               ------------      ------------      ------------      ------------      ------------
Earnings (loss) before extraordinary
  item and "fresh start" revaluation .....           47,308             6,256           (14,136)             (481)           (6,840)
Extraordinary item-gain on
  extinguishment of debt, net of income
  tax expense of $59,582 .................               --                --                --                --          (159,359)
Revaluation of assets and liabilities
  pursuant to the adoption of "fresh-
  start" reporting .......................               --                --                --                --            (2,483)
                                               ------------      ------------      ------------      ------------      ------------
Net earnings (loss) ......................     $     47,308      $      6,256      $    (14,136)     $       (481)     $    155,002
                                               ============      ============      ============      ============      ============

           See accompanying notes to consolidated financial statements

                 PURINA MILLS, LLC (FORMERLY PURINA MILLS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  POST-EMERGENCE      PRE-EMERGENCE
                                              POST-LOL           POST-LOL         PRE-LOL             PRE-LOL            PRE-LOL
                                              OWNERSHIP          OWNERSHIP        OWNERSHIP          OWNERSHIP          OWNERSHIP
                                              ---------          ---------        ---------          ---------          ---------
                                                  YEAR        OCTOBER 12, 2001  JANUARY 1, 2001      SIX MONTHS         SIX MONTHS
                                                 ENDED            THOUGH           THROUGH             ENDED              ENDED
                                            DECEMBER 31, 2002  DECEMBER 31, 2001 OCTOBER 11, 2001  DECEMBER 31, 2000  JUNE 30, 2000
                                            -----------------  ----------------- ----------------  -----------------  -------------
                                                                      ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ......................     $     47,308      $      6,256      $    (14,136)     $       (481)     $  155,002
  Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities
   Gain on extinguishment of debt ..........               --                --                --                --        (159,359)
   Gain on revaluation pursuant to
      fresh-start reporting ................               --                --                --                --          (2,483)
     Depreciation and amortization .........           27,885             7,559            35,217            21,352          28,612
     Bad debt expense ......................              425                --                --                --              --
     Receivable from legal settlement ......           (6,000)               --                --                --              --
     (Increase) decrease in other assets ...           (6,761)             (699)            2,832              (723)          2,875
     (Decrease) increase in other liabilities          (4,662)              (61)              (15)           (4,308)          1,809
     Equity in loss (earnings) of affiliated
        companies ..........................            1,212                35               (12)               91            (112)
     Minority interest .....................               34               (18)               85               (55)            (81)
     Other .................................              865                --            (4,898)            3,138          (5,616)
  Changes in current assets and liabilities,
    net of acquisitions and divestitures:
     Receivables ...........................           (2,318)            7,807             8,379            (3,445)          8,810
     Inventories ...........................           (1,934)              681             3,523              (344)          8,339
     Other current assets ..................           (2,732)              107              (546)              135             (85)
     Accounts payable ......................             (283)           13,645           (23,678)           25,111         (15,425)
     Accrued expenses ......................          (12,828)           (4,799)             (873)          (18,002)          8,495
                                                 ------------      ------------      ------------      ------------      ----------
  Net cash provided by operating activities            40,211            30,513             5,878            22,469          30,781
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (7,380)           (9,442)          (11,698)          (13,510)         (8,642)
  Payments for investments .................              (15)              (10)             (645)             (851)           (504)
  Proceeds from investments ................              608                --             1,102               578             435
  Proceeds from sale of property, plant and
   equipment ...............................               --                --                --                --          15,757
                                                 ------------      ------------      ------------      ------------      ----------
  Net cash (used) provided by investing
   activities ..............................           (6,787)           (9,452)          (11,241)          (13,783)          7,046

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable to Land O'Lakes
     Farmland Feed LLC .....................          (56,976)          (15,023)               --                --              --
  Proceeds from note payable to Land O'Lakes
     Farmland Feed LLC .....................           15,445                --           132,062                --              --
  Payments on term loan ....................               --                (8)         (156,023)          (15,025)       (103,021)
  Capital contributions by members .........              391                --                --                --              --
  Other ....................................               --                --                --               852          60,251
                                                 ------------      ------------      ------------      ------------      ----------
   Net cash used by financing activities ...          (41,140)          (15,031)          (23,961)          (14,173)        (42,770)
   Net (decrease) increase in cash and
    short-term investments .................           (7,716)            6,030           (29,324)           (5,487)         (4,943)
Cash and short-term investments at beginning
 of period .................................           14,370             8,340            37,664            43,151          48,094
                                                 ------------      ------------      ------------      ------------      ----------
Cash and short-term investments at end of
  period ...................................     $      6,654      $     14,370      $      8,340      $     37,664      $   43,151
                                                 ============      ============      ============      ============      ==========

           See accompanying notes to consolidated financial statements

                 PURINA MILLS, LLC (FORMERLY PURINA MILLS, INC.)

                       CONSOLIDATED STATEMENTS OF EQUITIES

                                                                      ADDITIONAL                       RETAINED
                                                       COMMON          PAID-IN        CONTRIBUTED      (DEFICIT)
                                                       STOCK           CAPITAL          CAPITAL         EARNINGS           TOTAL
                                                    ------------     ------------     ------------    ------------     ------------
                                                              ($ IN THOUSANDS)
BALANCE DECEMBER 31, 1999 ......................    $          1     $    109,499     $         --    $   (325,302)    $   (215,802)
     Capital contribution ......................                           60,000                                            60,000
     Net income - six months ended June 30,
     2000 ......................................                                                           155,002          155,002
     "Fresh-start" adjustments:
        Cancellation of former equity
    and elimination of deficit .................              (1)        (169,499)              --         169,500               --
          Issuance of new equity ...............             100          184,900                               --          185,000
                                                    ------------     ------------     ------------    ------------     ------------
BALANCE JUNE 30, 2000 ..........................             100          184,900               --            (800)         184,200

POST-EMERGENCE
     Net loss - six months ended December 31,
     2000 ......................................                                                              (481)            (481)
     Other .....................................                                                              (831)            (831)
                                                    ------------     ------------     ------------    ------------     ------------
BALANCE DECEMBER 31, 2000 ......................             100          184,900               --          (2,112)         182,888
     Net loss ..................................                                                           (14,136)         (14,136)
     Land O'Lakes acquisition ..................            (100)        (184,900)         366,897          16,248          198,145
                                                    ------------     ------------     ------------    ------------     ------------
BALANCE OCTOBER 11, 2001 .......................              --               --          366,897              --          366,897
     Net earnings ..............................                                                             6,256            6,256
                                                    ------------     ------------     ------------    ------------     ------------
BALANCE DECEMBER 31, 2001 ......................              --               --          366,897           6,256          373,153
     Capital contribution ......................                                               391                              391
     Net earnings ..............................                                                            47,308           47,308
                                                    ------------     ------------     ------------    ------------     ------------
BALANCE DECEMBER 31, 2002 ......................    $         --     $         --     $    367,288    $     53,564     $    420,852
                                                    ============     ============     ============    ============     ============

          See accompanying notes to consolidated financial statements.

                 PURINA MILLS, LLC (FORMERLY PURINA MILLS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)


1. ORGANIZATION

ORGANIZATION

         Pursuant to the Agreement and Plan of Merger among PM Holdings Corporation ("Holdings"), Koch Agriculture Company ("Koch Agriculture") and Arch Acquisition Corporation, dated as of January 9, 1998 (the "Merger Agreement"), Arch Acquisition Corporation was merged with and into Holdings (the "Merger"), with Holdings being the surviving corporation.

         As a result of the Merger, which closed on March 12, 1998, Koch Agriculture owned 100% of Holdings, which owned 100% of Purina Mills. The sources of funds required to consummate the Merger included $350 million of Senior Subordinated Notes ("Notes").

         Faced with an inability to service future interest payments on the Notes on October 28, 1999 (the "Petition Date"), Holdings and certain of its subsidiaries (the "Debtor") filed voluntary petitions for reorganization (the "Reorganization Cases") under Chapter 11 of the United States Bankruptcy Code, as amended, with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

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

         As of the Effective Date, the Company was authorized to issue 20,000,000 shares of its $0.01 par value common stock. On or about August 15, 2000 and October 30, 2000, the Company made distributions of cash and partial distributions of new common stock of the Company to holders of claims that had been allowed to that date. The Company issued 9,910,000 shares to holders of allowed unsecured claims and 90,000 shares to certain employees under the Company's Key Employee Retention Program, of which 8,410,017 shares have been distributed and the remaining 1,589,983 shares are held in escrow by the transfer agent. Further distributions were made quarterly until all allowed claims have been satisfied.

         From January 1, 2000 through December 31, 2000, the Company incurred $28.4 million in restructuring costs. These expenses included advisory and financing fees and expenses incurred in connection with the Reorganization Cases, including costs to re-establish the Company's payroll and benefits programs, moving costs to centralize certain administrative functions and relocate commodity purchasing personnel from Koch Agriculture including payments made to Koch Industries for transitional services, severance costs in connection with restructuring to reduce future administrative costs, and compensation expense under the Key Employee Retention Plan. A summary of such expenses is as follows (in thousands):


                                                    POST-EMERGENCE       PRE-EMERGENCE
                                                 ------------------   ------------------
                                                      SIX MONTHS          SIX MONTHS
                                                        ENDED               ENDED
                                                  DECEMBER 31, 2000      JUNE 30, 2000
                                                 ------------------   ------------------
Advisory fees and expenses ...................   $            1,108   $           11,438
Moving, severance and service costs ..........                   32                7,006
Compensation expense .........................                2,394                6,480
                                                 ------------------   ------------------
                                                 $            3,534   $           24,924
                                                 ==================   ==================


         On October 11, 2001, pursuant to an Agreement and Plan of Merger, LOL Holdings III, Inc., an indirect wholly-owned subsidiary of Land O'Lakes, Inc. was merged into Purina Mills, Inc. ("PMI"), with PMI being the surviving corporation. As a result of the merger, LOL Holdings II, Inc., a wholly-owned subsidiary of Land O'Lakes, Inc. owned 100% of PMI. Subsequently, PMI was reorganized as a limited liability company, renamed Purina Mills, LLC ("Purina Mills") and LOL Holdings II, Inc. contributed the business to Land O'Lakes Farmland Feed LLC. Upon the formation of Purina Mills, LLC, provisions for income taxes were no longer recorded since the taxable operations pass directly to the owner.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         Sales are recognized primarily upon shipment of product to the customer.

STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of the Company and wholly owned and majority-owned subsidiaries and limited liability companies. Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

CASH AND SHORT-TERM INVESTMENTS

         Cash and short-term investments include short-term, highly liquid investments with original maturities of three months or less.

INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined on an average cost basis.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill represents the excess of the purchase price over the fair value of acquired businesses. Upon adoption of the remaining provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company no longer amortizes goodwill. See Note 8 for pro forma effects of adopting this standard.

         Other intangible assets consist primarily of trademarks, patents, and agreements not to compete. Certain trademarks are no longer amortized because they have indefinite lives. The remaining other intangible assets are amortized using the straight-line method over the estimated useful lives, ranging from 3 to 12 years.

RECOVERABILITY OF LONG-LIVED ASSETS

         The test for goodwill impairment is a two-step process, and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit (as defined) with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. The Company assesses the recoverability of other long-lived assets annually or whenever events or changes in circumstance indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

INCOME TAXES

         The Company's taxable operations pass directly to the joint venture owners under the LLC organization. As a result, no provision for income taxes is provided in the accompanying consolidated statement of operations.

ADVERTISING AND PROMOTION COSTS

         Advertising costs are expensed as incurred. Advertising costs were $12.0 million, $2.5 million, $8.2 million, $5.6 million and $5.2 million for the year ended December 31, 2002, for the period October 12, 2001 through December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended December 31, 2000 and the six months ended June 30, 2000, respectively.

RESEARCH AND DEVELOPMENT

         Expenditures for research and development are charged to expense in the year incurred. Total research and development expenses for the year ended December 31, 2002, for the period October 12, 2001 through December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended December 31, 2000 and the six months ended June 30, 2000 were $8.4 million, $2.3 million, $6.1 million, $3.8 million and $3.4 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted the remaining provisions of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS 142, goodwill and other intangible assets that have indefinite lives are no longer amortized except for goodwill related to the formation of joint ventures, but rather will be tested for impairment at least annually in accordance with the provisions of the standard. See Note 8 for additional information on the adoption of SFAS 142.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Under existing accounting literature, certain costs for exit activities were recognized at the date a company committed to an exit plan. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The standard is generally expected to delay recognition of certain exit related costs.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("The Interpretation"). The Interpretation requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Interpretation also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been included in Note 12 on page F-13. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002.

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

3. RECEIVABLES

         A summary of receivables at December 31 is as follows:

                                                  2002         2001
                                               ----------   ----------
Notes from sale of trade receivables
(see Note 4) ...............................   $   26,717   $   16,937

Other ......................................        3,347       10,809
                                               ----------   ----------
                                                   30,064       27,746
Less allowance for doubtful accounts .......        6,074        5,649
                                               ----------   ----------
Total receivables, net .....................   $   23,990   $   22,097
                                               ==========   ==========

4.  RECEIVABLES PURCHASE FACILITY

         In December 2001, Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, and Purina Mills, LLC established a $100.0 million receivables purchase facility with CoBank, ACB (CoBank). A wholly owned unconsolidated special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, (SPE), was established to purchase certain receivables from the Company. CoBank has been granted an interest in the receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the Company's consolidated balance sheet. However, the Company retains the credit risk related to the repayment of the notes receivable with the SPE, which in turn is dependent upon the credit risk of the SPE's receivables. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the sale of the receivables. At December 31, 2002, no amounts were outstanding under this facility and $100.0 million remained available. The total accounts receivable sold by the Company during 2002 and 2001 were $942.8 million and $0.0 million, respectively.

5. INVENTORIES

         A summary of inventories at December 31 is as follows:

                                        2002          2001
                                   ------------   ------------
Raw materials ..................   $     33,207   $     34,079
Finished goods .................         14,413         11,716
                                   ------------   ------------
Total inventories ..............   $     47,620   $     45,795
                                   ============   ============

6.  INVESTMENTS

         The Company's investments at December 31 are as follows:

                                            2002          2001
                                       ------------   ------------
Harmony Farms, LLC .................   $      2,435   $      3,969
T-PM Holding Company ...............             --          1,290
Northern Colorado Feed, LLC ........             --          1,210
ESSV, LLC ..........................            893             --
Alliance Milk Products, LLC ........             --            874
Eastern Block, Inc. ................            524            545
Y-Not, LLC .........................            579            560
Eastgate Feed and Grain, LLC .......            296            214
Eslabon Companies ..................            165            225
Other ..............................            599          2,218
                                       ------------   ------------
Total investments ..................   $      5,491   $     11,105
                                       ============   ============

7.  PROPERTY, PLANT AND EQUIPMENT

         A summary of property plant and equipment at December 31 is as follows:


                                                 2002          2001
                                             ------------   ------------
Land and land improvements ...............   $     17,167   $     11,041
Buildings and building equipment .........         52,766         65,745
Machinery and equipment ..................        108,917        140,207
Construction in progress .................          8,496         10,138
                                             ------------   ------------
                                                  187,346        227,131
Less accumulated depreciation ............         31,055          6,564
                                             ------------   ------------
Total property, plant and equipment,
    net .................................    $    156,291   $    220,567
                                             ============   ============

8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL The Company adopted the remaining provisions of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective January 1, 2000, net earnings for 2001 and 2000 would have been reported as follows:




                                             POST-LOL          POST-LOL           PRE-LOL           PRE-LOL             PRE-LOL
                                             OWNERSHIP         OWNERSHIP          OWNERSHIP         OWNERSHIP           OWNERSHIP
                                          ----------------  -----------------  ----------------  ------------------  -------------
                                                YEAR        OCTOBER 12, 2001   JANUARY 1, 2001      SIX MONTHS        SIX MONTHS
                                               ENDED             THOUGH           THROUGH             ENDED              ENDED
                                         DECEMBER 31, 2002  DECEMBER 31, 2001  OCTOBER 11, 2001   DECEMBER 31, 2000  JUNE 30, 2000
                                         -----------------  -----------------  ----------------   -----------------  -------------
Net earnings (loss) .................     $         47,308      $       6,256      $    (14,136)      $        (481)  $    155,002
Add back: Goodwill amortization
 net  of tax ........................                   --                 --             5,070               3,315             --
                                          ----------------      -------------      ------------       -------------    -----------
Net earnings (loss) .................     $         47,308      $       6,256      $     (9,066)      $       2,834    $   155,002
                                          ================      =============      ============       =============    ===========

         The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

  Balance as of January 1, 2002 ................   $   86,872
  Reallocation of purchase price ...............       18,330
                                                   ----------
 Balance as of December 31, 2002 ...............   $  105,202
                                                   ==========

         The reallocation of the purchase price was primarily the result of finalizing the appraisals related to the merger with LOL Holdings III, Inc.

OTHER INTANGIBLE ASSETS A summary of other intangible assets at December 31 is as follows:

                                                                                               2002           2001
                                                                                           ------------   ------------
       Amortized other intangible assets:
         Patents, less accumulated amortization of $1,395 and $1,467, respectively .....   $     14,978   $     16,747
         Other intangible assets,  less accumulated amortization of $670 and $3,242,
          respectively .................................................................          2,103          5,459
                                                                                           ------------   ------------
       Total amortized other intangible assets .........................................         17,081         22,206
       Total non-amortized other intangible assets-trademarks ..........................         76,963         76,963
                                                                                           ------------   ------------
       Total other intangible assets ...................................................   $     94,044   $     99,169
                                                                                           ============   ============

         Amortization expense for the year ended December 31, 2002, the period October 12, 2001 through December 31, 2001, and the period January 1, 2001 through October 11, 2001 was $3.3 million, $1.0 million, and $5.0 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $1.7 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 13 years.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table provides information on the notional amount and fair value of financial instruments, including derivative financial instruments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and short-term investments, receivables, accounts payable, notes and short-term obligations, approximate fair value due to the short-term maturity of the instruments.

         The Company enters into futures and options contract derivatives to reduce risk on the market value of inventory and fixed or partially fixed purchase and sale contracts. The notional or contractual amount of derivatives provides an indication of the extent of the Company's involvement in such instruments at that time, but does not represent exposure to market risk or future cash requirements under certain of these instruments.

                                                                  AT DECEMBER 31,
                                          ------------------------------------------------------------
                                                      2002                            2001
                                          ----------------------------    ----------------------------
                                             NOTIONAL         FAIR           NOTIONAL        FAIR
                                             AMOUNT           VALUE          AMOUNT          VALUE
                                          ------------    ------------    ------------    ------------
                                                                 (IN THOUSANDS)

Derivative financial instruments:
Commodity futures contracts
  Commitments to purchase .............   $     23,924    $     (1,775)   $      6,034    $       (106)
  Commitments to sell .................        (22,761)             48          (2,282)           (123)


10.  PENSION AND OTHER POSTRETIREMENT PLANS

    The Company participates in the Land O'Lakes defined benefit pension plan, which in 2002 covered employees whose employment was governed by the terms of a collective bargaining agreement. Plan benefits are generally based on years of service and employees' highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (ERISA). The actuarial present values of accumulated plan benefits and net assets available for benefits relating to only the Company's employees are not available.

    Costs relating to the plan were allocated to the Company by Land O'Lakes in 2002. The Company's expenses relating to these plans was $0.2 million, $0.1 million and ($0.1) million for the years ended December 31, 2002, 2001 and 2000, respectively.

    The Company also has a discretionary capital accumulation plan (CAP), which is an unfunded, defined benefit plan. The projected benefit obligation and the accumulated benefit obligation of the unfunded plan were $26.8 million and $24.9 million at December 31, 2002 and 2001, respectively. The accrued discretionary CAP liability was $26.8 million and $24.9 million at December 31, 2002 and 2001, respectively. The expense for this plan was $1.7 million for 2002, $1.7 million for 2001 and $1.7 million for 2000.

11.  GAIN ON LEGAL SETTLEMENTS

    The Company recognized a gain on legal settlements of $7.6 million, $4.5 million, $0.3 million, and $24.4 million for the year ended December 31, 2002, for the period January 1, 2001 through October 11, 2001, for the six months ended December 31, 2000 and for the six months ended June 30, 2000, respectively, related to the litigation with vitamin product suppliers against whom the Company alleged certain price-fixing claims. The $6.0 million legal settlement receivable recorded as of December 31, 2002 was collected on January 17, 2003.

12.  COMMITMENTS AND CONTINGENCIES

     Total rental expense was $5.8 million, $1.4 million, $5.1 million, $4.2 million, and $3.3 million for the year ended December 31, 2002, for the period October 12, 2001 through December 31, 2001, for the period January 1, 2001 through October 11, 2001, for the six months ended December 31, 2000 and the six months ended June 30, 2000, respectively. The minimum annual lease payments for the next five years and thereafter are as follows:

                          YEAR                          AMOUNT
                          ----                       -------------
2003 .............................................   $  2,024.0
2004 .............................................      1,019.0
2005 .............................................        428.9
2006 .............................................         60.6
2007 .............................................         39.4
2008 and thereafter ..............................         42.7

    Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

GUARANTEE OF PARENT DEBT

    In November 2001, Land O'Lakes, Inc., which owns 92% of the Company, issued $350 million of senior notes, due 2011. These notes are guaranteed by the Company and certain of its domestic wholly owned subsidiaries.

    This guarantee is a general unsecured obligation, ranks equally in right of payment with all existing and future senior indebtedness of Land O'Lakes, is senior in right of payment to all existing and future subordinated obligations of Land O'Lakes, and is effectively subordinated to any secured indebtedness of Land O'Lakes and its subsidiaries, including Purina Mills, to the extent of the value of the assets securing such indebtedness. The maximum potential amount of future payments that the Company would be required to make is $350 million as of December 31, 2002. Currently, the Company does not record a liability regarding the guarantee. The Company has no recourse provision that would enable it to recover amounts paid under the guarantee from Land O'Lakes or any other parties.

    The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods ended December 31, are as follows:

                                                            2002       2001
                                                          -------    -------
Total assets ..........................................   $ 1,933    $   645
Net sales .............................................     1,859        601
Net loss ..............................................      (625)       (70)


    In November 2001, Land O'Lakes entered into new term facilities consisting of a $325 million five-year Term Loan A facility and a $250 million seven-year Term Loan B facility. These facilities are unconditionally guaranteed by the Company and certain of its wholly owned subsidiaries. The maximum potential payment related to this guarantee is $520 million as of December 31, 2002. The Company does not currently record a liability related to the guarantee of the Term Loans, and the Company has no recourse provisions that would enable it to recover from Land O'Lakes or any other party.

GUARANTEES OF PRODUCER LOANS

    The company also guarantees certain loans to producers and dealers financed by third party lenders. The loans totaled $2.4 million and $5.1 million at December 31, 2002 and 2001, respectively. Reserves for these guarantees of $.5 million and $1.5 million at December 31, 2002 and 2001, respectively, are included in the balance sheet. There were insignificant write-offs related to these loans in 2002 and 2001. The maximum potential payment related to these guarantees is $1.0 million. The company does not currently record a liability related to the guarantees of these producer and dealer loans financed by third party lenders. The company has no recourse against the producer or dealer to partially off-set the potential liability.

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

13.  RELATED PARTY TRANSACTIONS

    As part of the merger with Land O'Lakes Farmland Feed in October, 2001, the Company no longer records certain selling, general and administrative expenses. The costs include corporate and other overhead costs which are paid for and expensed by Land O'Lakes Farmland Feed.

    A borrowing arrangement has been established between the Company and Land O'Lakes Farmland Feed for the purpose of financing our working capital. Borrowings under the arrangement with Land O'Lakes Farmland Feed bear no interest.

14.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The activity in the allowance for doubtful accounts is as follows:

                                                    ADDITIONS
                                                  ------------
                                     BALANCE AT    NET CHARGES
                                     BEGINNING      TO COSTS     (OTHER ADDITIONS)/       BALANCE AT
         DESCRIPTION                 OF YEAR      AND EXPENSES       DEDUCTIONS           END OF YEAR
                                   ------------   ------------   -----------------       ----------------


Year ended December 31, 2002 ...   $      5,649   $       (221)   $       (646)           $      6,074

October 12, 2001 through
  December 31, 2001 ............          6,205           (722)           (166)                  5,649

January 1, 2001 through
  October 11, 2001 .............          7,390         (1,996)           (811)                  6,205

Six months ended December 31,
  2000 .........................         13,377         (2,233)          3,754                   7,390

Six months ended June 30,
  2000 .........................         15,733           (231)          2,125                  13,377



15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                               FIRST          SECOND          THIRD         FOURTH           FULL
           2002               QUARTER        QUARTER         QUARTER        QUARTER          YEAR
                            ------------   ------------    ------------   ------------    ------------


Net sales ...............   $    214,863   $    199,919    $    205,511   $    269,379    $    889,672
Gross profit ............         36,870         35,840          37,072         38,545         148,327
Net earnings (loss) .....          9,116          5,957          10,098         22,137          47,308



                               FIRST          SECOND          THIRD          FOURTH          FULL
           2001               QUARTER        QUARTER         QUARTER        QUARTER          YEAR
                            ------------   ------------    ------------   ------------    ------------

Net sales ...............   $    220,368   $    192,987    $    198,464   $    257,466    $    869,285
Gross profit ............         39,150         35,785          38,251         36,501         149,687
Net earnings (loss) .....             81         (5,277)          1,305         (3,989)         (7,880)

                                 AGRILIANCE, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                           (UNAUDITED)
                                                           NOVEMBER 30,      AUGUST 31,
                                                               2002            2002
                                                          -------------    -------------
                                                                ($ IN THOUSANDS)
                           ASSETS

Current assets:
  Cash ................................................   $      15,728    $      10,161
  Trade receivables, net of allowance for bad
     debts of $16,419 and $16,136, respectively .......         516,375          393,763
  Rebates receivable ..................................         113,088          102,668
  Other receivables ...................................          38,032           28,729
  Receivable from Land O'Lakes, Inc. ..................           1,274            1,791
  Receivable from CHS Cooperatives ....................             285              250
  Inventories .........................................         442,007          376,988
  Vendor prepayments ..................................          24,774            5,735
  Prepaid expenses ....................................           1,576            2,873
                                                          -------------    -------------
          Total current assets ........................       1,153,139          922,958
Property, plant and equipment:
  Land and land improvements ..........................          17,733           18,231
  Buildings ...........................................          62,849           64,656
  Machinery and equipment .............................         101,212          103,133
  Construction in progress ............................          10,582            3,599
                                                          -------------    -------------
          Total property, plant and equipment .........         192,376          189,619
  Less accumulated depreciation .......................         (79,719)         (76,840)
                                                          -------------    -------------
          Net property, plant and equipment ...........         112,657          112,779
Other assets ..........................................          20,818           21,468
                                                          -------------    -------------
          Total assets ................................   $   1,286,614    $   1,057,205
                                                          =============    =============

LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Short-term debt .....................................   $      50,000    $      66,500
  Accounts payable ....................................         571,551          488,625
  Customer prepayments ................................         238,758           22,063
  Accrued expenses ....................................          69,905           69,772
  Payable to Farmland Industries, Inc, net of
     receivable .......................................          34,112           42,826
  Other current liabilities ...........................           6,237           11,117
                                                          -------------    -------------
          Total current liabilities ...................         970,563          700,903
Long-term debt ........................................         100,000          100,000
Other noncurrent liabilities ..........................           7,820            7,960
Members' equity:
  Contributed capital .................................         159,089          159,089
  Retained earnings ...................................          49,142           89,253
                                                          -------------    -------------
Total members' equity .................................         208,231          248,342
                                                          -------------    -------------

Total liabilities and members' equity .................   $   1,286,614    $   1,057,205
                                                          =============    =============



          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED
                                                             NOVEMBER 30,
                                                          2002            2001
                                                     ------------    ------------
                                                         ($ IN THOUSANDS)
                                                           (UNAUDITED)

Net sales ........................................   $    592,730    $    685,294
Cost of sales ....................................        544,208         639,576
                                                     ------------    ------------
          Gross profit ...........................         48,522          45,718
Depreciation and amortization ....................          6,226           7,033
Selling, general, and administrative expense .....         60,789          56,652
                                                     ------------    ------------
          Loss from operations ...................        (18,493)        (17,967)
Interest expense, net ............................          2,768           4,102
Gain on sale of assets ...........................         (1,150)           (918)
                                                     ------------    ------------
          Net loss ...............................   $    (20,111)   $    (21,151)
                                                     ============    ============






          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED NOVEMBER 30,
                                                                    2002           2001
                                                               ------------    ------------
                                                                    ($ IN THOUSANDS)
                                                                       (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................   $    (20,111)   $    (21,151)
  Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization .........................          6,226           7,033
     Bad debt expense ......................................          1,649             537
     Gain on sale of assets ................................         (1,150)           (918)
     Decrease in other non-current assets ..................            413             441
     Decrease in other non-current liabilities .............           (140)           (201)
  Changes in current assets and liabilities:
     Trade receivables .....................................       (123,527)        (43,418)
     Receivables/payables from related parties .............         (8,232)         27,159
     Rebates receivable ....................................        (10,420)         (5,295)
     Other receivables .....................................         (9,969)          4,058
     Inventories ...........................................        (65,019)        (23,703)
     Vendor prepayments ....................................        (19,039)        (20,209)
     Accounts payable and customer prepayments .............        303,002         222,213
     Accrued expenses ......................................         (8,030)        (21,008)
     Other current assets and liabilities ..................          1,132           2,162
                                                               ------------    ------------
  Net cash provided by operating activities ................         46,785         127,700
                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...............         (7,706)         (2,287)
  Proceeds from sale of property, plant and equipment ......          2,988           3,369
                                                               ------------    ------------
  Net cash (used) provided by investing activities .........         (4,718)          1,082
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on short-term debt ..............................        (16,500)        (69,000)
  Decrease in cash overdraft ...............................             --         (32,727)
  Distribution of earnings to members ......................        (20,000)             --
                                                               ------------    ------------
  Net cash used by financing activities ....................        (36,500)       (101,727)
                                                               ------------    ------------
  Net change in cash and cash equivalents ..................          5,567          27,055
Cash and cash equivalents at beginning of period ...........         10,161              --
                                                               ------------    ------------
Cash and cash equivalents at end of period .................   $     15,728    $     27,055
                                                               ============    ============

                                 AGRILIANCE, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements reflect, in the opinion of the management of Agriliance, LLC (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended August 31, 2002. The results of operations and cash flows for interim periods are not indicative of results for a full year.


2.  SHORT-TERM DEBT

    The Company has a $185 million revolving credit agreement with Chase Manhattan which expires December 31, 2003. Short-term debt is secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution. At November 30, 2002, $50 million was outstanding. Interest on borrowings under this revolving credit agreement was charged at 3.63% (LIBOR + 2.25%) at November 30, 2002.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Agriliance, LLC:

    We have audited the accompanying consolidated balance sheets of Agriliance, LLC and subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and members' equity for the years ended August 31, 2002 and 2001 and for the eight months ended August 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agriliance, LLC and subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended August 31, 2002 and 2001 and for the eight months ended August 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ KPMG LLP

Minneapolis, Minnesota
October 25, 2002

                                 AGRILIANCE, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                           AUGUST 31
                                                               ----------------------------------
                                                                    2002               2001
                                                               ---------------    ---------------
                                                                        ($ IN THOUSANDS)
ASSETS

Current assets:
  Cash .....................................................   $        10,161    $            --
  Trade receivables, net of allowance for bad
     debts of $16,134 and $14,002 in 2002 and 2001,
     respectively...........................................           393,763            275,322
  Rebates receivable .......................................           102,668            118,976
  Other receivables ........................................            28,729             42,383
  Receivable from Land O'Lakes, Inc. .......................             1,791              2,653
  Receivable from CHS Cooperatives .........................               250                267
  Inventories ..............................................           376,988            489,726
  Vendor prepayments .......................................             5,735             23,650
  Prepaid expenses .........................................             2,873              3,519
                                                               ---------------    ---------------
          Total current assets .............................           922,958            956,496
Property, plant and equipment:
  Land and land improvements ...............................            18,231             19,159
  Buildings ................................................            64,656             65,837
  Machinery and equipment ..................................           103,133             99,255
  Construction in progress .................................             3,599              2,351
                                                               ---------------    ---------------
          Total property, plant and equipment ..............           189,619            186,602
  Less accumulated depreciation ............................           (76,840)           (51,922)
                                                               ---------------    ---------------
          Net property, plant and equipment ................           112,779            134,680
Other assets ...............................................            21,468             23,427
                                                               ---------------    ---------------
          Total assets .....................................   $     1,057,205    $     1,114,603
                                                               ===============    ===============

LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Cash overdraft ...........................................   $            --    $        32,727
  Short-term debt ..........................................            66,500             87,000
  Current portion of long-term debt ........................                --             15,000
  Accounts payable .........................................           488,625            507,686
  Customer prepayments .....................................            22,063             47,361
  Accrued expenses .........................................            69,772             70,017
  Payable to Farmland Industries, Inc, net of
     receivable ............................................            42,826             32,763
  Other current liabilities ................................            11,117              9,787
                                                               ---------------    ---------------
          Total current liabilities ........................           700,903            802,341
Long-term debt .............................................           100,000            100,000
Other noncurrent liabilities ...............................             7,960             10,964
Members' equity:
  Contributed capital ......................................           159,089            159,089
  Retained earnings ........................................            89,253             42,209
                                                               ---------------    ---------------
Total members' equity ......................................           248,342            201,298
                                                               ---------------    ---------------

Total liabilities and members' equity ......................   $     1,057,205    $     1,114,603
                                                               ===============    ===============


          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                EIGHT MONTHS
                                                            YEAR ENDED        YEAR ENDED            ENDED
                                                             AUGUST 31,        AUGUST 31,          AUGUST 31,
                                                               2002               2001               2000
                                                          ---------------    ---------------    ---------------
                                                                             ($ IN THOUSANDS)
Net sales .............................................   $     3,625,849    $     4,072,248    $     3,455,901
Cost of sales .........................................         3,299,251          3,696,350          3,122,353
                                                          ---------------    ---------------    ---------------
          Gross profit ................................           326,598            375,898            333,548
Selling, general, and administrative expense ..........           268,994            310,655            237,346
Asset impairment charge ...............................                --             14,820                 --
                                                          ---------------    ---------------    ---------------
          Earnings from operations ....................            57,604             50,423             96,202
Interest expense, net .................................            13,014             28,462             15,558
Gain on sale of assets ................................            (2,454)            (3,092)            (9,169)
                                                          ---------------    ---------------    ---------------
          Net earnings ................................   $        47,044    $        25,053    $        89,813
                                                          ===============    ===============    ===============



          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     EIGHT MONTHS
                                                                     YEAR ENDED       YEAR ENDED         ENDED
                                                                     AUGUST 31,       AUGUST 31,       AUGUST 31,
                                                                        2002             2001             2000
                                                                    -------------    -------------    -------------
                                                                                    ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ..................................................   $      47,044    $      25,053    $      89,813
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization ..............................          27,930           38,319            3,397
     Bad debt expense ...........................................           5,442            5,792               --
     Gain on sale of assets .....................................          (2,454)          (3,092)              --
     Asset impairment charge ....................................              --           14,820               --
     Decrease (increase) in other non-current assets ............           1,022           (3,288)          (5,893)
     (Decrease) increase in other non-current liabilities .......          (3,004)             113               --
  Changes in current assets and liabilities:
     Trade receivables ..........................................        (123,883)         182,405          (18,330)
     Receivables/payables from related parties ..................          10,942           43,396           40,691
     Rebates receivable .........................................          16,308          (12,160)         (39,338)
     Other receivables ..........................................          13,654            4,986          (10,727)
     Inventories ................................................         112,738           87,482              337
     Vendor prepayments .........................................          17,915           82,757          (45,764)
     Accounts payable and customer prepayments ..................         (44,359)        (358,319)           5,302
     Accrued expenses ...........................................            (245)          10,383           16,563
     Other current assets and liabilities .......................           1,976           13,612           33,294
                                                                    -------------    -------------    -------------
  Net cash provided by operating activities .....................          81,026          132,259           69,345
                                                                    -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ....................         (15,688)         (23,871)            (247)
  Proceeds from sale of property, plant and equipment ...........          13,050           22,044               --
  Acquisition of working capital from members ...................              --               --          (98,395)
                                                                    -------------    -------------    -------------
  Net cash used by investing activities .........................          (2,638)          (1,827)         (98,642)
                                                                    -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payment on) proceeds from short-term debt ....................         (20,500)         (88,000)          75,000
  Payments on long-term debt ....................................         (15,000)         (35,000)              --
  (Decrease) increase in cash overdraft .........................         (32,727)          (7,212)          26,734
  Distribution of earnings to members ...........................              --             (220)         (72,437)
                                                                    -------------    -------------    -------------
  Net cash used by financing activities .........................         (68,227)        (130,432)          29,297
                                                                    -------------    -------------    -------------
  Net change in cash and cash equivalents .......................          10,161               --               --
Cash and cash equivalents at beginning of period ................              --               --               --
                                                                    -------------    -------------    -------------
Cash and cash equivalents at end of period ......................   $      10,161    $          --    $          --
                                                                    =============    =============    =============


          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE, LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                              RETAINED
                                                              EARNINGS            TOTAL
                                            CONTRIBUTED      (ACCUMULATED        MEMBERS'
                                              CAPITAL          DEFICIT)           EQUITY
                                           --------------   --------------    --------------
                                                           ($ IN THOUSANDS)
Initial capital contributions...........   $      159,089   $           --    $      159,089
Net earnings ...........................               --           89,813            89,813
Distribution to members ................               --          (72,437)          (72,437)
                                           --------------   --------------    --------------
Balance, August 31, 2000 ...............          159,089           17,376           176,465
Net earnings ...........................               --           25,053            25,053
Distribution to members ................               --             (220)             (220)
                                           --------------   --------------    --------------
Balance, August 31, 2001 ...............          159,089           42,209           201,298
Net earnings ...........................               --           47,044            47,044
                                           --------------   --------------    --------------
Balance, August 31, 2002 ...............   $      159,089   $       89,253    $      248,342
                                           ==============   ==============    ==============


          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION

         Agriliance, LLC (Agriliance or the Company) was established on January 1, 2000. Agriliance consists of the agronomy marketing operations of three major food marketing and agricultural supply cooperatives: Land O'Lakes, Inc. (50% ownership); CHS Cooperatives (25% ownership); and Farmland Industries, Inc. (25% ownership) (the members). See also note 9.

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

         The initial capital contributions made by the members to the Company consisted primarily of property, plant and equipment from all the members, and the entire operations of Agro Distribution LLC from Land O'Lakes, Inc. and CHS Cooperatives. All contributions were valued at the net book values of the members. In addition, on July 29, 2000, the Company purchased its working capital from the respective members.

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

J. RECLASSIFICATIONS

         Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current year presentation.

2. SHORT-TERM DEBT

         The Company has a $225 million revolving credit agreement with JP Morgan, which expires December 27, 2002, and is expected to be extended to December 26, 2003. Short-term debt is secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. At August 31, 2002 and 2001, $66.5 million and $87 million, respectively, were outstanding. Interest on borrowings under this revolving credit agreement was charged at 4.06% (LIBOR + 2.25%) and 5.28% (LIBOR + 1.5%) at August 31, 2002 and 2001, respectively.

3. LONG-TERM DEBT

         The Company has a long-term credit agreement with JP Morgan, which expires June 28, 2004. Long-term debt is secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. At August 31, 2002 and 2001, $100 million and $115 million, respectively, were outstanding. Interest on borrowings under this long-term credit agreement was charged at 4.06% (LIBOR + 2.25%) and 4.96% (LIBOR +1.5%) at August 31, 2002 and 2001, respectively.

         Future maturities of long-term debt are as follows:

                       YEAR ENDING
                        AUGUST 31,                             ($ IN THOUSANDS)
------------------------------------------------------------   ---------------
2003 .......................................................   $            --
2004 .......................................................           100,000


         The loan agreement includes certain restrictive financial covenants. At August 31, 2002 and 2001, the Company was in compliance with these covenants.

         Interest paid on short-term and long-term debt for the years ended August 31, 2002 and 2001 and for the eight months ended August 31, 2000 totaled $12.9 million, $31.5 million and $14.4 million, respectively.

4. RECEIVABLES PURCHASE FACILITY

         The Company has a $200 million receivables purchase facility with CoBank. A wholly owned subsidiary, Agriliance SPV, Inc., purchases the receivables from Agriliance and transfers them to CoBank. Such transactions are structured as sales and, accordingly, the receivables transferred to CoBank are not reflected in the consolidated balance sheet. At August 31, 2002 and 2001, $69 million and $200 million, respectively, were outstanding under this facility. The total accounts receivable sold during the years ended August 31, 2002 and 2001 and the eight months ended August 31, 2000 were $2,949 million, $3,317 million and $592 million, respectively.

5. PENSION AND OTHER POSTRETIREMENT PLANS

                                                                                                      EIGHT MONTHS
                                                                 YEAR ENDED         YEAR ENDED           ENDED
                                                                 AUGUST 31,         AUGUST 31,         AUGUST 31,
                                                                   2002                2001               2000
                                                               --------------     --------------     --------------
                                                                                 ($ IN THOUSANDS)
Pension benefits:
  Total plan assets at fair value ..........................   $       54,001     $       43,352     $       28,431
  Total projected benefit obligation .......................          (57,755)           (46,854)           (25,913)
                                                               --------------     --------------     --------------
          Funded status ....................................   $       (3,754)    $       (3,502)    $        2,518
                                                               ==============     ==============     ==============
Accrued pension cost recognized in the consolidated
balance sheet ..............................................   $           65     $          400     $        3,177
Benefits cost ..............................................            4,817              3,778              1,207
Employer contribution ......................................            4,684              2,013              6,403
Benefits paid ..............................................            1,197                974                757
Discount rate ..............................................             7.25%              7.25%              7.25%
Expected return on plan assets .............................             9.00%              9.50%              9.50%
Rate of compensation increase ..............................             4.00%              4.50%              4.50%


         The Company has a defined contribution plan in which the Company matches 50% of the first 6% of contributions. The Company contributed $2,343,000, $2,410,000 and $6,4302,000 to the plan for the years ended August 31, 2002 and 2001 and the eight months ended August 31, 2000, respectively.

         In addition to the defined benefit and defined contribution retirement plans, the Company has a supplemental executive retirement plan, which is an unfunded defined benefit plan. The actuarial present value of the projected benefit obligation totaled $1,539,000 and $1,932,000 at August 31, 2002 and 2001, respectively.

         The Company also provides certain health care benefits for retired employees.

                                                                                                     EIGHT MONTHS
                                                                 YEAR ENDED         YEAR ENDED           ENDED
                                                                 AUGUST 31,         AUGUST 31,         AUGUST 31,
                                                                    2002               2001               2000
                                                               --------------     --------------     --------------
                                                                                 ($ IN THOUSANDS)
Other postretirement benefits:
  Total plan assets at fair value ..........................   $           --     $           --     $           --
  Total projected benefit obligation .......................           (5,501)            (5,379)            (3,240)
                                                               --------------     --------------     --------------
          Funded status ....................................   $       (5,501)    $       (5,379)    $       (3,240)
                                                               ==============     ==============     ==============
Accrued benefit cost recognized in the consolidated
balance sheet ..............................................   $       (4,152)    $       (3,491)    $       (3,076)
Benefits cost ..............................................              836                555                213
Benefits paid ..............................................              140                140                128
Discount rate ..............................................             7.25%              7.25%              7.25%


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

6. RELATED PARTY TRANSACTIONS

         Land O'Lakes, Inc., CHS Cooperatives, and Farmland Industries, Inc. charged the Company for accounting, legal, risk management, building, advertising, and certain employee benefit and other employee-related expenses. Total purchased services were:

                                                                                     EIGHT MONTHS
                                                      YEAR ENDED      YEAR ENDED        ENDED
                                                      AUGUST 31,      AUGUST 31,      AUGUST 31,
                                                         2002             2001           2000
                                                     -------------   -------------   -------------
                                                                    ($ IN THOUSANDS)
         Land O'Lakes, Inc. ......................   $      11,269   $       9,897   $       2,678
         CHS Cooperatives ........................           3,906           3,783           3,764
         Farmland Industries, Inc ................           1,132           1,265           4,161

         The Company made the following sales to related parties:

                                                                                     EIGHT MONTHS
                                                       YEAR ENDED     YEAR ENDED         ENDED
                                                       AUGUST 31,     AUGUST 31,       AUGUST 31,
                                                         2002            2001            2000
                                                     -------------   -------------   -------------
                                                                   ($ IN THOUSANDS)
         Land O'Lakes, Inc. ......................   $       1,794   $       2,102   $       2,666
         CHS Cooperatives ........................         166,034         139,188         102,935
         Farmland Industries, Inc ................           5,845           8,128           4,394


         During the years ended August 31, 2002 and 2001 and the eight months ended August 31, 2000, the Company made product purchases from Farmland Industries, Inc. totaling $485,692,000, $697,916,000 and $395,316,000, respectively.

         During the years ended August 31, 2002 and 2001 and the eight months ended August 31, 2000, the Company made product purchases from Land O' Lakes, Inc. totaling $6,758,000, $5,301,000 and $2,678,000, respectively.

         In addition, during the years ended August 31, 2002 and 2001 and the eight months ended August 31, 2000, the Company made product purchases from CF Industries, Inc. (Land O'Lakes, Inc. and CHS Cooperatives hold a combined 54.5% interest in CF Industries, Inc.) totaling $453,655,000, $609,245,000 and $330,064,000, respectively.

7. LEASE COMMITMENTS

         The future minimum lease commitments under noncancellable operating leases are as follows:

                                                   YEAR ENDING
                                                   AUGUST 31,
                                               ------------------
                                                                   ($ IN THOUSANDS)
                                               2003..............        $10,456
                                               2004..............          7,503
                                               2005..............          4,752
                                               2006..............          2,261
                                               2007 and thereafter           982


         Rent expense for the years ended August 31, 2002 and 2001 and the eight months ended August 31, 2000 was $19,870,000, $21,409,000 and $13,151,000,
respectively.

8. ASSET IMPAIRMENT CHARGE

         During the year ended August 31, 2001, as a result of difficult economic conditions, an impairment charge of $14,820,000 was recorded to write down certain retail facility assets of Agro Distribution, LLC to their estimated fair value.

9. CONTINGENCIES WITH FARMLAND INDUSTRIES, INC.

         Farmland Industries, Inc. (Farmland), a 25% owner of the Company and the largest supplier of fertilizer products to the Company, filed for Chapter 11 bankruptcy court protection on May 31, 2002. Prior to that filing, the Company initiated a claim of setoff for a total of $19.9 million owed to Farmland for fertilizer purchases. This setoff was intended to protect the accounts receivable due from Farmland recorded in the consolidated balance sheet which totaled $10.3 million at August 31, 2002. In addition, the Company has claims against Farmland aggregating

$9.7 million related to fertilizer pricing disputes, which amount has not been recorded in the consolidated balance sheet as of August 31, 2002. Subsequent to the Company's claim for setoff, Farmland initiated a lawsuit against the Company claiming amounts were improperly setoff. The amount of the claim against the Company has not yet been quantified by Farmland. Management of the Company is of the opinion that the Company has substantive defenses against the claim, and accordingly, no reserves have been recorded against the accounts receivable due from Farmland in the accompanying consolidated financial statements as of and for the year ended August 31, 2002.

10. CONTINGENCIES

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

11. SUBSEQUENT EVENTS

On October 1, 2001, the Agriliance Board of Directors approved a $35 million dividend distribution to its members. On October 15, 2002 a distribution of $20 million was made, and $15 million will be disbursed on December 15, 2002.