Form 10-Q
period 2003-03-31
LAND O LAKES INC
filed 2003-05-14
CIK 1032562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2003*

                                       or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _______________ to ________________.

                        Commission file number 333-84486

                               LAND O'LAKES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Minnesota                                         41-0365145
     (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

       4001 Lexington Avenue North
         Arden Hills, Minnesota                                     55112
(Address of Principal Executive Offices)                          (Zip Code)

                                 (651) 481-2222
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12-b-2 of the Act). Yes | | No |X|

      The number of shares of the registrant's common stock outstanding as of April 30, 2003: 1,110 shares of Class A common stock, 5,128 shares of Class B common stock, 193 shares of Class C common stock, and 1,239 shares of Class D common stock.

      Land O'Lakes, Inc. is a cooperative. Our voting and non-voting common equity can only be held by our members. No public market for voting and non-voting common equity of Land O'Lakes, Inc. is established and it is unlikely, in the foreseeable future, that a public market for our voting and non-voting common equity will develop.

      We maintain a website on the Internet through which additional information about Land O' Lakes, Inc. is available. Our website address is www.landolakesinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases and earnings releases are available, free of charge, on our website when they are released publicly or filed with the SEC.

      *Although Land O'Lakes, Inc. is not currently required to file the Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d), we are filing voluntarily.

                                      INDEX

                                                                                                              PAGE

PART I.  FINANCIAL INFORMATION...........................................................................        3

Item I. Financial Statements.............................................................................        3

LAND O'LAKES, INC.
Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002.......................        3
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited).....        4
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited).....        5
Notes to Consolidated Financial Statements (unaudited)...................................................        6

LAND O'LAKES FARMLAND FEED LLC
Consolidated Balance Sheets as of March 31, 2003 (unaudited) and  December 31, 2002......................       17
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited).....       18
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited).....       19
Notes to Consolidated Financial Statements (unaudited)...................................................       20

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........       30

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................       43

Item 4.  Controls and Procedures.........................................................................       43

PART II.  OTHER INFORMATION..............................................................................       43

Item 1.  Legal Proceedings...............................................................................       43

Item 6.  Exhibits and Reports on Form 8-K................................................................       44

SIGNATURES...............................................................................................       45

CERTIFICATIONS...........................................................................................       46

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,    DECEMBER 31,
                                                                    2003           2002
                                                                ------------   ------------
                                                                     ($ IN THOUSANDS)
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and short-term investments ...........................   $     34,212   $     64,327
  Receivables, net ..........................................        504,340        567,584
  Receivable from legal settlement ..........................             --         96,707
  Inventories ...............................................        495,953        446,386
  Prepaid expenses ..........................................         97,215        189,246
  Other current assets ......................................         13,689         13,878
                                                                ------------   ------------
          Total current assets ..............................      1,145,409      1,378,128

Investments .................................................        549,381        545,592
Property, plant and equipment, net ..........................        576,705        579,860
Property under capital lease ................................        103,511        105,736
Goodwill, net ...............................................        317,905        323,413
Other intangibles ...........................................        102,472        101,770
Other assets ................................................        210,980        211,823
                                                                ------------   ------------
          Total assets ......................................   $  3,006,363   $  3,246,322
                                                                ============   ============
LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations ..........................   $     45,825   $     37,829
  Current portion of long-term debt .........................         81,965        104,563
  Current portion of obligation under capital lease .........          8,867        108,279
  Accounts payable ..........................................        509,781        701,786
  Accrued expenses ..........................................        202,092        204,629
  Patronage refunds payable and other member equities payable          7,128         12,388
                                                                ------------   ------------
          Total current liabilities .........................        855,658      1,169,474

Long-term debt ..............................................        988,872      1,007,308
Obligation under capital lease ..............................         97,005             --
Employee benefits and other liabilities .....................        106,532        104,340
Minority interests ..........................................         57,662         53,687

Equities:
  Capital stock .............................................          2,169          2,190
  Member equities ...........................................        863,546        873,659
  Retained earnings .........................................         34,919         35,664
                                                                ------------   ------------
          Total equities ....................................        900,634        911,513
                                                                ------------   ------------
Commitments and contingencies
Total liabilities and equities ..............................   $  3,006,363   $  3,246,322
                                                                ============   ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                                    2003            2002
                                                ------------    ------------
                                                      ($ IN THOUSANDS)
                                                         (UNAUDITED)
Net sales ...................................   $  1,454,452    $  1,532,233
Cost of sales ...............................      1,328,903       1,384,258
                                                ------------    ------------
Gross profit ................................        125,549         147,975

Selling, general and administration .........        119,969         127,521
Restructuring and impairment charges ........          1,092           3,435
                                                ------------    ------------
Earnings from operations ....................          4,488          17,019

Interest expense, net .......................         17,385          17,547
Gain on legal settlements ...................         (8,889)             --
Gain on sale of intangible ..................             --          (4,184)
Gain on sale of investment ..................           (500)             --
Equity in loss of affiliated companies ......            983           9,861
Minority interest in earnings of subsidiaries          1,489             934
                                                ------------    ------------
Loss before income taxes ....................         (5,980)         (7,139)
Income tax benefit ..........................         (5,609)         (6,163)
                                                ------------    ------------
Net loss ....................................   $       (371)   $       (976)
                                                ============    ============

Applied to:
  Member equities
     Allocated patronage refunds ............   $      9,794    $     11,574
     Deferred equities ......................        (13,893)        (12,086)
                                                ------------    ------------
                                                      (4,099)           (512)
  Retained earnings .........................          3,728            (464)
                                                ------------    ------------
                                                $       (371)   $       (976)
                                                ============    ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               2003            2002
                                                           ------------    ------------
                                                                 ($ IN THOUSANDS)
                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................   $       (371)   $       (976)
  Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Depreciation and amortization .....................         26,642          26,813
     Amortization of deferred financing charges ........            913             691
     Bad debt expense ..................................            691             253
     Proceeds from patronage revolvement received ......             10             127
     Non-cash patronage income .........................           (209)           (923)
     Receivable from legal settlement ..................         96,707              --
     Decrease (increase) in other assets ...............          1,709            (824)
     Increase (decrease) in other liabilities ..........          2,096          (1,208)
     Restructuring and impairment charges ..............          1,092           3,435
     Equity in loss of affiliated companies ............            983           9,861
     Minority interests ................................          1,489             934
     Other .............................................         (1,229)         (4,943)
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
     Receivables .......................................         62,553          22,255
     Inventories .......................................        (47,777)        (42,880)
     Other current assets ..............................         92,304          77,987
     Accounts payable ..................................       (192,201)       (172,389)
     Accrued expenses ..................................         (6,537)        (22,197)
                                                           ------------    ------------
  Net cash provided (used) by operating activities .....         38,865        (103,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...........        (16,120)        (17,674)
  Payments for investments .............................         (8,800)         (3,595)
  Proceeds from sale of investments ....................          3,000          21,009
  Proceeds from sale of property, plant and equipment ..          1,562           6,622
  Dividends from investments in affiliated companies ...          1,737           3,084
  Other ................................................          2,581              37
                                                           ------------    ------------
  Net cash (used) provided by investing activities .....        (16,040)          9,483

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt ..........................         24,768          37,877
  Proceeds from issuance of long-term debt .............            425           1,688
  Payments on principal of long-term debt ..............        (61,934)        (41,734)
  Payments on principal of capital lease obligation ....         (2,217)             --
  Payments for redemption of member equities ...........        (15,331)        (20,060)
  Other ................................................          1,349             362
                                                           ------------    ------------
  Net cash used by financing activities ................        (52,940)        (21,867)
                                                           ------------    ------------
  Net decrease in cash .................................        (30,115)       (116,368)
Cash and short-term investments at beginning of period .         64,327         130,169
                                                           ------------    ------------
Cash and short-term investments at end of period .......   $     34,212    $     13,801
                                                           ============    ============
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during periods for:
  Interest, net of interest capitalized ................   $     14,610    $     16,924
  Income taxes recovered ...............................   $     (4,198)   $     (7,080)

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated financial statements reflect, in the opinion of the management of Land O'Lakes, Inc. (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-K. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS

      On January 1, 2003, the Company adopted Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Under prior accounting literature, certain costs for exit activities were recognized at the date a company committed to an exit plan. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002.

2.    RECEIVABLES

      A summary of receivables is as follows:

                                                         MARCH 31,  DECEMBER 31,
                                                           2003         2002
                                                         ---------  ------------
          Trade accounts.............................    $ 246,776  $   237,106
          Notes and contracts........................       52,739       44,565
          Notes from sale of trade receivables (see
          Note 3)....................................      151,193      225,144
          Other......................................       73,019       79,024
                                                         ---------  -----------
                                                           523,727      585,839
          Less allowance for doubtful accounts.......       19,387       18,255
                                                         ---------  -----------
          Total receivables, net.....................    $ 504,340  $   567,584
                                                         =========  ===========

      A substantial portion of Land O'Lakes receivables is concentrated in the agricultural industry. Collections of these receivables may be dependent upon economic returns from farm crop and livestock production. The Company's credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.

3.    RECEIVABLES PURCHASE FACILITY

      In December 2001, the Company established a $100.0 million receivables purchase facility with CoBank, ACB ("CoBank"). A wholly-owned, unconsolidated qualifying special purpose entity ("QSPE") was established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the QSPE. The transfers of the receivables from the Company to the QSPE are structured as sales and, accordingly, the receivables transferred to the QSPE are not reflected in the consolidated balance sheet. However, the Company retains credit risk related to the repayment of the notes receivable with the QSPE, which, in turn, is dependent upon the credit risk of the QSPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At March 31, 2003, $100.0 million was outstanding under this facility and no amounts remained available. The total accounts receivable sold during the three months ended March 31, 2003 and 2002 were $672.8 million and $654.1 million, respectively.

4.    INVENTORIES

      A summary of inventories is as follows:

                                                  MARCH 31,  DECEMBER 31,
                                                     2003         2002
                                                  ---------  ------------
                 Raw materials................    $ 146,599  $    141,849
                 Work in process..............       35,005        33,707
                 Finished goods...............      314,349       270,830
                                                  ---------  ------------
                 Total inventories............    $ 495,953  $    446,386
                                                  =========  ============

5.    INVESTMENTS

      A summary of investments is as follows:

                                                             MARCH 31,  DECEMBER 31,
                                                                2003        2002
                                                             ---------  ------------
            CF Industries, Inc...........................    $ 249,502  $   249,502
            Agriliance LLC...............................       88,862       91,629
            MoArk LLC....................................       55,103       44,678
            Ag Processing Inc............................       37,854       37,854
            Advanced Food Products LLC...................       26,822       27,418
            CoBank, ACB..................................       22,090       22,061
            Universal Cooperatives.......................        6,473        6,473
            Prairie Farms Dairy, Inc.....................        5,272        5,092
            Melrose Dairy Proteins, LLC..................        4,906        6,579
            Other -- principally cooperatives and joint
            ventures.....................................       52,497       54,306
                                                             ---------  -----------
            Total investments............................    $ 549,381  $   545,592
                                                             =========  ===========

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The carrying amount of goodwill is as follows:

                                                     MARCH 31,  DECEMBER 31,
                                                       2003        2002
                                                     ---------  ------------
                Dairy Foods.....................     $  66,668  $    66,718
                Feed............................       156,651      156,839
                Seed............................        13,432       16,948
                Swine...........................           634          647
                Agronomy........................        68,300       69,823
                Other...........................        12,220       12,438
                                                     ---------  -----------
                Total goodwill..................     $ 317,905  $   323,413
                                                     =========  ===========

      Goodwill decreases in Dairy Foods, Feed, Swine, Agronomy and Other were due to amortization. The goodwill decrease of $3.5 million in the Seed segment was related to amortization and reclassifications.

OTHER INTANGIBLE ASSETS

                                                              MARCH 31,  DECEMBER 31,
                                                                2003         2002
                                                              ---------  ------------
           Amortized other intangible assets:
             Trademarks, less accumulated amortization
                of $1,758 and $1,615, respectively.........   $   2,611  $      2,725
             Patents, less accumulated amortization of
                $1,684 and $1,394, respectively............      14,689        14,979
             Agreements not to compete, less accumulated
                amortization of $2,534 and $2,324,
                respectively...............................       1,766         1,976
             Other intangible assets, less accumulated
                amortization of $6,578 and $7,343,
           respectively....................................       6,443         5,127
                                                              ---------  ------------
           Total amortized other intangible assets.........      25,509        24,807
           Total non-amortized other intangible assets --
           trademarks......................................      76,963        76,963
                                                              ---------  ------------
           Total other intangible assets...................   $ 102,472  $    101,770
                                                              =========  ============

      Amortization expense for the three months ended March 31, 2003 and 2002 was $1.1 million and $1.3 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $3.2 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 11 years.

7.    RESTRUCTURING AND IMPAIRMENT CHARGES

RESTRUCTURING CHARGES

      For the three months ended March 31, 2003, the Dairy Food segment recorded a restructuring charge of $1.0 million which represented severance costs for 44 employees as a result of closing an Upper Midwest whey production facility.

      For the three months ended March 31, 2002, the Feed segment recorded restructuring charges of $2.6 million which represented severance and outplacement costs for 136 employees at the Ft. Dodge, IA office facility and other plant facilities.

      A summary of restructuring activities and resulting reserve for the three months ended March 31, 2003 is as follows:

                         BALANCE                                       BALANCE
                       DECEMBER 31,    CHARGE TO       UTILIZED        MARCH 31,
                           2002         EXPENSE        IN 2003           2003
                       ------------   ------------   ------------    ------------
Termination benefits   $      8,871   $      1,000   $     (5,231)   $      4,640
Other ..............          1,604             --           (128)          1,476
                       ------------   ------------   ------------    ------------
Total ..............   $     10,475   $      1,000   $     (5,359)   $      6,116
                       ============   ============   ============    ============

IMPAIRMENT CHARGES

      For the three months ended March 31, 2003 and 2002, the Company recorded impairment charges of $0.1 million and $0.8 million, respectively, in the Feed segment for write downs of certain plant assets to their estimated fair value.

8.    GAIN ON LEGAL SETTLEMENTS

      During the three months ended March 31, 2003, the Company recognized gain on legal settlements of $8.9 million. The gain represents cash received from product suppliers against whom the Company alleged certain price-fixing claims.

9.    GAIN ON SALE OF INTANGIBLE

      In the three months ended March 31, 2002, the Company recorded a $4.2 million gain on the sale of a customer list pertaining to the feed phosphate distribution business.

10.   DEBT OBLIGATIONS

      In the three months ended March 31, 2003, the Company made payments on Term A loan of $35.0 million and Term B loan of $26.2 million, of which $50.0 million was a voluntary prepayment. The weighted average interest rates on short-term borrowings and notes outstanding at March 31, 2003 and December 31, 2002 were 3.52% and 3.51%, respectively.

11.   COMMITMENTS AND CONTINGENCIES

      In March 2003, our consolidated joint venture, Cheese & Protein International LLC ("CPI"), received an amendment to its capital lease contract from its lenders. The amendment eliminated the measurement of the fixed charge coverage ratio requirement until March 2005. In addition to paying an increased applicable lender margin, we established a $20 million cash account to provide additional support to the lease participants. The cash account will only be drawn upon in the event of a CPI default and would reduce amounts otherwise due under the lease. This support requirement will be lifted when certain financial targets are achieved by CPI. At March 31, 2003, the obligation under capital lease has been recognized as a long-term liability.

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

      The Animal Feed segment is made up of a 92% ownership position in Land O'Lakes Farmland Feed LLC ("Land O'Lakes Farmland Feed"). Land O'Lakes Farmland Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives.

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

      The Agronomy segment consists primarily of the Company's 50% ownership in Agriliance LLC ("Agriliance"), which is accounted for under the equity method. Agriliance markets and sells two primary product lines: crop protection (including herbicides and pesticides) and crop nutrients (including fertilizers and micronutrients).

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

                                   DAIRY FOODS      FEED         SEED      SWINE      AGRONOMY     OTHER     CONSOLIDATED
                                   -----------    ---------    --------   --------    --------    -------    ------------
FOR THE THREE MONTHS ENDED MARCH
31, 2003
  Net sales ....................   $   635,944    $ 602,466    $191,895   $ 21,165    $     --    $ 2,982    $  1,454,452
  Cost of sales ................       608,106      529,929     166,834     22,236          --      1,798       1,328,903
  Selling, general and
    administration .............        39,462       59,969      13,393      1,362       3,326      2,457         119,969
  Restructuring and impairment
    charges ....................         1,000           92          --         --          --         --           1,092
  Interest expense, net ........         6,322        5,789       1,046      1,273       2,332        623          17,385
  Gain on legal settlements ....            --       (8,889)         --         --          --         --          (8,889)
  Gain on sale of investment ...            --         (500)         --         --          --         --            (500)
  Equity in loss (earnings) of
    affiliated companies .......           630         (556)         --        365       3,147     (2,603)            983
  Minority interest in earnings
    of subsidiaries ............            --        1,489          --         --          --         --           1,489
                                   -----------    ---------    --------   --------    --------    -------    ------------
  (Loss) earnings before income
    taxes ......................   $   (19,576)   $  15,143    $ 10,622   $ (4,071)   $ (8,805)   $   707    $     (5,980)
                                   ===========    =========    ========   ========    ========    =======    ============
FOR THE THREE MONTHS ENDED MARCH
31, 2002
  Net sales ....................   $   731,128    $ 618,563    $155,703   $ 23,880    $     --    $ 2,959    $  1,532,233
  Cost of sales ................       686,063      544,496     130,568     21,517          --      1,614       1,384,258
  Selling, general and
    administration .............        44,541       62,317      12,977      1,661       3,547      2,478         127,521
  Restructuring and impairment
    charges ....................            --        3,435          --         --          --         --           3,435
  Interest expense, net ........         4,358        8,029         973      1,385       2,087        715          17,547
  Gain on sale of intangible ...            --       (4,184)         --         --          --         --          (4,184)
  Equity in loss (earnings) of
    affiliated companies .......           530         (458)         96       (161)      9,806         48           9,861
  Minority interest in (loss)
    earnings of subsidiaries ...          (537)       1,399          --         --          --         72             934
                                   -----------    ---------    --------   --------    --------    -------    ------------
  (Loss) earnings before income
    taxes ......................   $    (3,827)   $   3,529    $ 11,089   $   (522)   $(15,440)   $(1,968)   $     (7,139)
                                   ===========    =========    ========   ========    ========    =======    ============

13.   SUBSEQUENT EVENT

      On April 1, 2003, a dairy foods customer, Fleming Companies, Inc. and its operating subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We believe that we have adequate reserves for doubtful accounts to cover losses, if any, arising from Fleming's inability to pay amounts due to us.

14.   CONSOLIDATING FINANCIAL INFORMATION

      The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly-owned and majority-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

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

                               LAND O'LAKES, INC.
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2003

                                        LAND           WHOLLY-       MAJORITY-
                                    O'LAKES, INC.       OWNED          OWNED
                                       PARENT        CONSOLIDATED   CONSOLIDATED     NON-GUARANTOR
                                       COMPANY        GUARANTORS     GUARANTORS      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                    -------------    -------------  -------------    -------------    -------------    -------------
                                                             (UNAUDITED)

                                                                   ASSETS
Current assets:
  Cash and short-term
     investments ................   $      24,538    $       3,863  $        (371)   $       6,182    $          --    $      34,212
  Receivables, net ..............         465,364           72,827        138,496           48,007         (220,355)         504,340
  Inventories ...................         311,679           55,797        119,179            9,297               --          495,953
  Prepaid expenses ..............          85,141            1,239         10,560              275               --           97,215
  Other current assets ..........           9,819              835             --            3,034               --           13,689
                                    -------------    -------------  -------------    -------------    -------------    -------------
       Total current assets .....         896,542          134,562        267,864           66,796         (220,355)       1,145,409

Investments .....................       1,115,381              223         18,790            1,951         (586,963)         549,381
Property, plant and equipment,
  net ...........................         269,002           15,018        242,693           49,992               --          576,705
Property under capital lease ....              --               --             --          103,511               --          103,511
Goodwill, net ...................         190,711            4,824        122,154              216               --          317,905
Other intangibles ...............           4,512              677         96,946              337               --          102,472
Other assets ....................         154,038            3,714         27,018           45,125          (18,915)         210,980
                                    -------------    -------------  -------------    -------------    -------------    -------------
       Total assets .............   $   2,630,186    $     159,017  $     775,465    $     267,928    $    (826,233)   $   3,006,363
                                    =============    =============  =============    =============    =============    =============

                                                          LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term
     obligations ................   $       2,640    $       2,845  $        (508)   $      79,589    $     (38,741)   $      45,825
  Current portion of long-term
     debt .......................          81,918           68,429             --               47          (68,429)          81,965
  Current portion of obligation
     under capital lease ........              --               --             --            8,867               --            8,867
  Accounts payable ..............         464,782           58,000         97,509           11,923         (122,434)         509,781
  Accrued expenses ..............         157,723            1,632         39,097            3,640               --          202,092
  Patronage refunds and other
    member equities payable .....           7,128               --             --               --               --            7,128
                                    -------------    -------------  -------------    -------------    -------------    -------------
       Total current liabilities          714,190          130,907        136,098          104,067         (229,604)         855,658

Long-term debt ..................         972,366           10,178             --           15,993           (9,666)         988,872
Obligation under capital lease ..              --               --             --           97,005               --           97,005
Employee benefits and other
  liabilities ...................          77,172            1,168         26,382            1,810               --          106,532
Minority interests ..............          50,711               --          2,564            4,387               --           57,662
Equities:
  Capital stock .................           2,169            1,084        508,035           68,045         (577,164)           2,169
  Member equities ...............         863,546               --             --               --               --          863,546
  Retained earnings .............         (49,969)          15,680        102,386          (23,379)          (9,799)          34,919
                                    -------------    -------------  -------------    -------------    -------------    -------------
       Total equities ...........         815,746           16,764        610,421           44,665         (586,963)         900,634
                                    -------------    -------------  -------------    -------------    -------------    -------------
Commitments and contingencies
Total liabilities and
  equities ......................   $   2,630,186    $     159,017  $     775,465    $     267,928    $    (826,233)   $   3,006,363
                                    =============    =============  =============    =============    =============    =============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                          LAND         WHOLLY-         MAJORITY-
                                        O'LAKES,        OWNED           OWNED
                                      INC. PARENT    CONSOLIDATED    CONSOLIDATED    NON-GUARANTOR
                                        COMPANY       GUARANTORS      GUARANTORS     SUBSIDIARIES     CONSOLIDATED
                                      -----------    ------------    ------------    -------------    ------------
                                                     (UNAUDITED)
Net sales .........................   $   777,440    $     54,938    $    589,485    $      32,629    $  1,454,452
Cost of sales .....................       715,571          50,842         518,674           33,816       1,328,903
                                      -----------    ------------    ------------    -------------    ------------
Gross profit ......................        51,829           4,096          70,811           (1,187)        125,549

Selling, general and administration        54,447           3,161          57,745            4,616         119,969
Restructuring and impairment
  charges .........................         1,000              --              92               --           1,092
                                      -----------    ------------    ------------    -------------    ------------
(Loss) earnings from operations ...        (3,618)            935          12,974           (5,803)          4,488

Interest expense (income), net ....        18,171             667          (1,127)            (326)         17,385
Gain on legal settlements .........        (8,021)             --            (868)              --          (8,889)
Gain on sale of investment ........            --              --            (500)              --            (500)
Equity in loss (earnings) of
affiliated companies ..............         1,530              --            (547)              --             983
Minority interest in earnings
  (loss) of subsidiaries ..........         1,309              --              (4)             184           1,489
                                      -----------    ------------    ------------    -------------    ------------
(Loss) earnings before income taxes       (16,607)            268          16,020           (5,661)         (5,980)
Income tax (benefit) expense ......        (3,758)            282             162           (2,295)         (5,609)
                                      -----------    ------------    ------------    -------------    ------------
Net (loss) earnings ...............   $   (12,849)   $        (14)   $     15,858    $      (3,366)   $       (371)
                                      ===========    ============    ============    =============    ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                               LAND        WHOLLY-       MAJORITY-
                                             O'LAKES,       OWNED          OWNED
                                           INC. PARENT   CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                             COMPANY      GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                           -----------   ------------   ------------   -------------   ------------   ------------
                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net (loss) earnings ....................  $   (12,849)  $        (14)  $     15,858   $      (3,366)  $         --   $       (371)
 Adjustments to reconcile net (loss)
  earnings to net cash provided (used) by
  operating activities:
  Depreciation and amortization .........       15,670            574          9,870             528             --         26,642
  Amortization of deferred financing
   charges ..............................          913             --             --              --             --            913
  Bad debt expense ......................          191             --            500              --             --            691
  Proceeds from patronage revolvement
   received .............................           10             --             --              --             --             10
  Non-cash patronage income .............         (209)            --             --              --             --           (209)
  Receivable from legal settlement ......       90,707             --          6,000              --             --         96,707
  (Increase) decrease in other assets ...       (8,037)         7,356           (564)         (2,024)         4,978          1,709
  Increase (decrease) in other
   liabilities ..........................        3,516           (165)        (1,072)           (183)            --          2,096
  Restructuring and impairment charges ..        1,000             --             92              --             --          1,092
  Equity in loss (earnings) of affiliated
   companies ............................        1,530             --           (547)             --             --            983
  Minority interest .....................        1,309             --             (4)            184             --          1,489
  Other .................................         (741)            --           (425)            (63)            --         (1,229)
 Changes in current assets and
  liabilities, net of acquisitions and
  divestitures:
  Receivables ...........................      (38,951)         2,791         64,730          (2,685)        36,668         62,553
  Inventories ...........................      (57,164)        18,600         (8,896)           (317)            --        (47,777)
  Other current assets ..................       91,165          3,102         (1,942)            (21)            --         92,304
  Accounts payable ......................      (13,459)       (34,279)       (22,585)         (5,954)      (115,924)      (192,201)
  Accrued expenses ......................       (1,199)           (12)        (9,663)           (888)         5,225         (6,537)
                                           -----------   ------------   ------------   -------------   ------------   ------------
 Net cash provided (used) by operating
  activities ............................       73,402         (2,047)        51,352         (14,789)       (69,053)        38,865

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Additions to property, plant and
  equipment .............................      (12,509)          (122)        (3,370)           (119)            --        (16,120)
 Payments for investments ...............      (13,797)            --             --            (348)         5,345         (8,800)
 Proceeds from sale of investments ......           --             --          3,000              --             --          3,000
 Proceeds from sale of property, plant
  and equipment .........................        1,562             --             --              --             --          1,562
 Dividends from investments in affiliated
  companies .............................        1,737             --             --              --             --          1,737
 Other ..................................           41             --          2,540              --             --          2,581
                                           -----------   ------------   ------------   -------------   ------------   ------------
 Net cash (used) provided by investing
 activities .............................      (22,966)          (122)         2,170            (467)         5,345        (16,040)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 (Decrease) increase in short-term debt .       (7,460)         3,494           (604)         13,452         15,886         24,768
 Proceeds from issuance of long-term debt          424             --             --               1             --            425
 Payments on principal of long-term debt       (61,916)           (18)       (52,593)           (632)        53,225        (61,934)
 Payments on principal of capital lease
  obligation ............................           --             --             --          (2,217)            --         (2,217)
 Payments for redemption of member
  equities ..............................      (15,331)            --             --              --             --        (15,331)
 Other ..................................           51            (28)           765           5,964         (5,403)         1,349
                                           -----------   ------------   ------------   -------------   ------------   ------------
 Net cash (used) provided by financing
  activities ............................      (84,232)         3,448        (52,432)         16,568         63,708        (52,940)
                                           -----------   ------------   ------------   -------------   ------------   ------------
 Net (decrease) increase in cash ........      (33,796)         1,279          1,090           1,312             --        (30,115)
Cash and short-term investments at
 beginning of period ....................       58,334          2,584         (1,461)          4,870             --         64,327
                                           -----------   ------------   ------------   -------------   ------------   ------------
Cash and short-term investments at end of
 period .................................  $    24,538   $      3,863   $       (371)  $       6,182   $         --   $     34,212
                                           ===========   ============   ============   =============   ============   ============

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                        LAND          WHOLLY-      MAJORITY-
                                    O'LAKES, INC.      OWNED         OWNED
                                       PARENT       CONSOLIDATED  CONSOLIDATED   NON-GUARANTOR
                                       COMPANY       GUARANTORS    GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    -------------   ------------  ------------   -------------   ------------   ------------

                                                                             ASSETS
Current assets:
  Cash and short-term
     investments .................  $      58,334   $      2,584  $     (1,461)  $       4,870   $         --   $     64,327
  Receivables, net ...............        472,165         30,057       150,447          45,377       (130,462)       567,584
  Receivable from legal settlement         90,707             --         6,000              --             --         96,707
  Inventories ....................        254,517         74,397       108,493           8,979             --        446,386
  Prepaid expenses ...............        176,541          4,840         7,625             240             --        189,246
  Other current assets ...........         12,868            337            --             673             --         13,878
                                    -------------   ------------  ------------   -------------   ------------   ------------
       Total current assets ......      1,065,132        112,215       271,104          60,139       (130,462)     1,378,128

Investments ......................      1,102,835          1,102        20,777           2,496       (581,618)       545,592
Property, plant and equipment,
  net ............................        260,078         23,131       246,402          50,249             --        579,860
Property under capital lease .....             --             --            --         105,736             --        105,736
Goodwill, net ....................        187,755         13,172       121,673             813             --        323,413
Other intangibles ................          4,243            723        96,455             349             --        101,770
Other assets .....................        150,909          2,738        27,064          45,049        (13,937)       211,823
                                    -------------   ------------  ------------   -------------   ------------   ------------
       Total assets ..............  $   2,770,952   $    153,081  $    783,475   $     264,831   $   (726,017)  $  3,246,322
                                    =============   ============  ============   =============   ============   ============

                                                                    LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term
     obligations .................  $      27,040   $      2,818  $         59   $      66,174   $    (58,262)  $     37,829
  Current portion of long-term
     debt ........................        104,347         64,963            --              47        (64,794)       104,563
  Obligation under capital lease .             --             --            --         108,279             --        108,279
  Accounts payable ...............        503,851         68,329       117,563          18,553         (6,510)       701,786
  Accrued expenses ...............        158,323          1,644        45,361           4,526         (5,225)       204,629
  Patronage refunds and other
    member equities payable ......         12,388             --            --              --             --         12,388
                                    -------------   ------------  ------------   -------------   ------------   ------------
       Total current liabilities .        805,949        137,754       162,983         197,579       (134,791)     1,169,474

Long-term debt ...................        988,696         10,197            --          18,023         (9,608)     1,007,308
Employee benefits and other
  liabilities ....................         75,588          1,333        26,071           1,348             --        104,340
Minority interests ...............         49,402             --            --           4,285             --         53,687
Equities:
  Capital stock ..................          2,190          1,084       507,956          61,123       (570,163)         2,190
  Member equities ................        873,659             --            --              --             --        873,659
  Retained earnings ..............        (24,532)         2,713        86,465         (17,527)       (11,455)        35,664
                                    -------------   ------------  ------------   -------------   ------------   ------------
       Total equities ............        851,317          3,797       594,421          43,596       (581,618)       911,513
                                    -------------   ------------  ------------   -------------   ------------   ------------
Commitments and contingencies
Total liabilities and
  equities .......................  $   2,770,952   $    153,081  $    783,475   $     264,831   $   (726,017)  $  3,246,322
                                    =============   ============  ============   =============   ============   ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                         LAND        WHOLLY-       MAJORITY-
                                       O'LAKES,       OWNED          OWNED
                                     INC. PARENT   CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                       COMPANY      GUARANTORS     GUARANTORS    SUBSIDIARIES    CONSOLIDATED
                                     -----------   ------------   ------------   -------------   ------------
                                                   (UNAUDITED)
Net sales .........................  $   856,762   $     49,966   $    597,990   $      27,515   $  1,532,233
Cost of sales .....................      789,040         43,843        526,175          25,200      1,384,258
                                     -----------   ------------   ------------   -------------   ------------
Gross profit ......................       67,722          6,123         71,815           2,315        147,975

Selling, general and administration       58,332          6,122         58,832           4,235        127,521
Restructuring and impairment
  charges .........................           --             --          3,435              --          3,435
                                     -----------   ------------   ------------   -------------   ------------
Earnings (loss) from operations ...        9,390              1          9,548          (1,920)        17,019

Interest expense (income), net ....       17,411            993           (793)            (64)        17,547
Gain on sale of intangible ........           --             --         (4,184)             --         (4,184)
Equity in loss (earnings) of
affiliated companies ..............       10,064             --           (203)             --          9,861
Minority interest in earnings
  (loss) of subsidiaries ..........        1,170             --            186            (422)           934
                                     -----------   ------------   ------------   -------------   ------------
(Loss) earnings before income taxes      (19,255)          (992)        14,542          (1,434)        (7,139)
Income tax (benefit) expense ......       (6,453)           232           (402)            460         (6,163)
                                     -----------   ------------   ------------   -------------   ------------
Net (loss) earnings ...............  $   (12,802)  $     (1,224)  $     14,944   $      (1,894)  $       (976)
                                     ===========   ============   ============   =============   ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                LAND        WHOLLY-       MAJORITY-
                                              O'LAKES,       OWNED          OWNED
                                            INC. PARENT   CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                              COMPANY      GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            -----------   ------------   ------------   -------------   ------------   ------------
                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net (loss) earnings .....................  $   (12,802)  $     (1,224)  $     14,944   $      (1,894)  $         --   $       (976)
 Adjustments to reconcile net (loss)
   earnings to net cash (used) provided
   by operating activities:
   Depreciation and amortization .........       13,364          1,060         11,784             605             --         26,813
   Amortization of deferred financing
    charge ...............................          691             --             --              --             --            691
   Bad debt expense ......................          208             --             --              45             --            253
   Proceeds from patronage revolvement
     received ............................          127             --             --              --             --            127
   Non-cash patronage income .............         (923)            --             --              --             --           (923)
   Decrease (increase) in other assets ...        3,869            420         (6,124)            984             27           (824)
   Increase (decrease) in other
    liabilities ..........................          732           (882)        (1,063)              5             --         (1,208)
   Restructuring and impairment charges ..           --             --          3,435              --             --          3,435
   Equity in loss (earnings) of
     affiliated companies ................       10,064             --           (203)             --             --          9,861
   Minority interest .....................        1,170             --            186            (422)            --            934
   Other .................................       (6,989)            --          1,992              54             --         (4,943)
 Changes in current assets and
   liabilities, net of acquisitions and
   divestitures:
   Receivables ...........................       11,446         (8,163)        39,324          (4,221)       (16,131)        22,255
   Inventories ...........................      (44,447)        (1,228)           860           1,935             --        (42,880)
   Other current assets ..................       72,167          6,038           (316)             98             --         77,987
   Accounts payable ......................     (154,787)        (8,174)        (9,755)            330             (3)      (172,389)
   Accrued expenses ......................      (16,994)          (774)        (4,726)            297             --        (22,197)
                                            -----------   ------------   ------------   -------------   ------------   ------------
 Net cash (used) provided by
   operating activities ..................     (123,104)       (12,927)        50,338          (2,184)       (16,107)      (103,984)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Additions to property, plant and
  equipment ..............................      (13,298)          (312)        (2,928)         (1,136)            --        (17,674)
 Payments for investments ................       (3,475)            --             --            (144)            24         (3,595)
 Proceeds from sale of investments .......       20,327             --            682              --             --         21,009
 Proceeds from sale of property, plant
   and equipment .........................        6,527             --             95              --             --          6,622
 Dividends from investments in affiliated
   companies .............................        3,084             --             --              --             --          3,084
 Other ...................................           37             --             --              --             --             37
                                            -----------   ------------   ------------   -------------   ------------   ------------
 Net cash provided (used) by investing
   activities ............................       13,202           (312)        (2,151)         (1,280)            24          9,483

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase (decrease) in short-term debt ..       37,518         12,919        (32,556)          3,928         16,068         37,877
 Proceeds from issuance of long-term debt         1,121             --            508              20             39          1,688
 Payments on principal of long-term debt .      (40,111)          (122)          (189)         (1,312)            --        (41,734)
 Payments for redemption of member
   equities ..............................      (20,060)            --             --              --             --        (20,060)
 Other ...................................       19,469          1,624        (21,091)            384            (24)           362
                                            -----------   ------------   ------------   -------------   ------------   ------------
 Net cash (used) provided by financing
   activities ............................       (2,063)        14,421        (53,328)          3,020         16,083        (21,867)
                                            -----------   ------------   ------------   -------------   ------------   ------------
 Net (decrease) increase in cash .........     (111,965)         1,182         (5,141)           (444)            --       (116,368)
Cash and short-term investments at
 beginning of period .....................      111,054          9,090         (1,027)         11,052             --        130,169
                                            -----------   ------------   ------------   -------------   ------------   ------------
Cash and short-term investments at end of
 period ..................................  $      (911)  $     10,272   $     (6,168)  $      10,608   $         --   $     13,801
                                            ===========   ============   ============   =============   ============   ============

                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31,       DECEMBER 31,
                                                      2003              2002
                                                      ----              ----
                                                         ($ IN THOUSANDS)
                                                   (UNAUDITED)
 ASSETS

 Current assets:
   Cash and short-term investments .........      $         --      $        356
   Receivables, net ........................            61,929           127,382
   Receivable from legal settlement ........                --             6,000
   Inventories .............................           123,557           113,078
   Prepaid expenses and other current assets            10,806             7,835
   Note receivable - Land O'Lakes, Inc. ....            82,718            29,493
                                                  ------------      ------------
           Total current assets ............           279,010           284,144

 Investments ...............................            20,093            22,973
 Property, plant and equipment, net ........           248,097           251,739
 Goodwill, net .............................           122,370           122,486
 Other intangibles .........................            97,283            96,804
 Other assets ..............................            28,845            28,762
                                                  ------------      ------------
           Total assets ....................      $    795,698      $    806,908
                                                  ============      ============

 LIABILITIES AND EQUITIES
 Current liabilities:
   Notes and short-term obligations ........      $      1,989      $      2,400
   Accounts payable ........................           100,281           121,219
   Accrued expenses ........................            40,664            48,134
                                                  ------------      ------------
           Total current liabilities .......           142,934           171,753

 Employee benefits and other liabilities ...            28,192            29,447
 Minority interests ........................             5,626             2,960

 Equities:
   Contributed capital .....................           515,376           515,376
   Retained earnings .......................           103,570            87,372
                                                  ------------      ------------
           Total equities ..................           618,946           602,748
                                                  ------------      ------------
 Commitments and contingencies
 Total liabilities and equities ............      $    795,698      $    806,908
                                                  ============      ============

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         2003               2002
                                                         ----               ----
                                                            ($ IN THOUSANDS)
                                                               (UNAUDITED)
  Net sales ...................................      $    601,100       $    611,460
  Cost of sales ...............................           528,846            538,632
                                                     ------------       ------------
  Gross profit ................................            72,254             72,828

  Selling, general and administration .........            58,644             59,675
  Restructuring and impairment charges ........                92              3,435
                                                     ------------       ------------
  Earnings from operations ....................            13,518              9,718

  Interest income, net ........................            (1,107)              (726)
  Gain on legal settlements ...................              (868)                --
  Gain on sale of intangible ..................                --             (4,184)
  Gain on sale of investment ..................              (500)                --
  Equity in earnings of affiliated companies ..              (547)              (203)
  Minority interest in earnings of subsidiaries               180                210
                                                     ------------       ------------
  Earnings before income taxes ................            16,360             14,621
  Income tax expense ..........................               162                128
                                                     ------------       ------------
  Net earnings ................................      $     16,198       $     14,493
                                                     ============       ============

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                2003               2002
                                                                                ----               ----
                                                                                   ($ IN THOUSANDS)
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings .......................................................      $     16,198       $     14,493
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization ...................................            10,011             11,932
     Bad debt expense ................................................               500                 75
     Receivable from legal settlement ................................             6,000                 --
     Increase in other assets ........................................               (83)            (4,217)
     Decrease in other liabilities ...................................            (1,255)            (1,308)
     Restructuring and impairment charges ............................                92              3,435
     Equity in earnings of affiliated companies ......................              (547)              (203)
     Minority interest ...............................................               180                210
     Gain on sale of investments .....................................              (500)                --
  Changes in current assets and liabilities, net of acquisitions and divestitures:
     Receivables .....................................................            64,953             32,131
     Inventories .....................................................            (8,689)             2,577
     Other current assets ............................................            (1,962)              (409)
     Accounts payable ................................................           (22,863)            (8,001)
     Accrued expenses ................................................           (10,869)            (9,515)
                                                                            ------------       ------------
  Net cash provided by operating activities ..........................            51,166             41,200

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .........................            (3,426)            (2,493)
  Proceeds from sale of investments ..................................             3,000                641
  Proceeds from sale of property, plant and equipment ................                --              4,535
  Other ..............................................................             2,540                 --
                                                                            ------------       ------------
    Net cash provided by investing activities ........................             2,114              2,683

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt ........................................              (411)            (1,000)
  Proceeds from note receivable from Land O'Lakes, Inc. ..............           118,075             98,348
  Payments on note payable to Land O'Lakes, Inc. .....................          (171,300)          (144,250)
                                                                            ------------       ------------
  Net cash used by financing activities ..............................           (53,636)           (46,902)
                                                                            ------------       ------------
  Net decrease in cash and short-term investments ....................              (356)            (3,019)

Cash and short-term investments at beginning of period ...............               356              3,019
                                                                            ------------       ------------
Cash and short-term investments at end of period .....................      $         --       $         --
                                                                            ============       ============

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated financial statements reflect, in the opinion of the management of Land O'Lakes Farmland Feed LLC (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-K. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS

      On January 1, 2003, the Company adopted Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Under prior accounting literature, certain costs for exit activities were recognized at the date a company committed to an exit plan. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002.

2. RECEIVABLES

      A summary of receivables is as follows:

                                                  MARCH 31,       DECEMBER 31,
                                                    2003              2002
                                                ------------      ------------
 Trade accounts ..........................      $     23,804      $     22,458
 Notes and contracts .....................            13,251            23,494
 Notes from sale of trade receivables (see
   Note 3)................................            22,719            83,158
 Other ...................................            13,303             8,871
                                                ------------      ------------
                                                      73,077           137,981
 Less allowance for doubtful accounts ....            11,148            10,599
                                                ------------      ------------
 Total receivables, net ..................      $     61,929      $    127,382
                                                ============      ============

3. RECEIVABLES PURCHASE FACILITY

      In December 2001, the Company along with Land O'Lakes, Inc. established a $100.0 million receivables purchase facility with CoBank, ACB ("CoBank"). A wholly-owned unconsolidated qualifying special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, ("QSPE"), was established to purchase certain receivables from the Company along with Land O'Lakes, Inc. CoBank has been granted an interest in the receivables owned by the QSPE. The transfers of the receivables from the Company to the QSPE are structured as sales and, accordingly, the receivables transferred to the QSPE are not reflected in the Company's consolidated balance sheet. However, the Company retains the credit risk related to the repayment of the notes receivable with the QSPE, which in turn is dependent upon the credit risk of the QSPE's receivables. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the sale of the receivables. At March 31, 2003, $100.0 million was outstanding under this facility and no amounts remained available. The total accounts receivable sold during the three months ended March 31, 2003 and 2002 were $552.1 million and $579.7 million, respectively.

4. INVENTORIES

      A summary of inventories is as follows:

                                               MARCH 31,       DECEMBER 31,
                                                 2003              2002
                                             ------------      ------------
    Raw materials .....................      $     88,173      $     83,187
    Finished goods ....................            35,384            29,891
                                             ------------      ------------
    Total inventories .................      $    123,557      $    113,078
                                             ============      ============

5. INVESTMENTS

      The Company's investments are as follows:

                                              MARCH 31,        DECEMBER 31,
                                                 2003              2002
                                             ------------      ------------
    New Feeds, LLC ....................      $      3,113      $      3,033
    Agland Farmland Feed, LLC .........             2,462             2,585
    Pro-Pet, LLC ......................             2,448             2,326
    Northern Country Feeds, LLC .......             1,717             1,704
    LOLFF SPV, LLC ....................             1,000             1,000
    CalvaAlto Liquid, LLC .............             1,302             1,302
    Strauss Feeds, LLC ................             1,142             1,041
    Nutrikowi, LLC ....................               876               876
    Dakotaland Feeds, LLC .............               827               744
    Harmony Farms, LLC ................                --             2,435
    Other .............................             5,206             5,927
                                             ------------      ------------
    Total investments .................      $     20,093      $     22,973
                                             ============      ============

6. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2003, is as follows.

                 Balance as of January 1, 2003 ..   $ 122,486
                   Amortization expense .........        (116)
                                                    ---------
                 Balance as of March 31, 2003 ...   $ 122,370
                                                    =========

OTHER INTANGIBLE ASSETS

                                                                                           MARCH 31,        DECEMBER 31,
                                                                                              2003              2002
                                                                                          ------------      ------------
      Amortized other intangible assets
        Trademarks, less accumulated amortization of $284 and $262, respectively ...      $        598      $        621
        Patents, less accumulated amortization of $1,684 and $1,395, respectively ..            14,689            14,978
        Agreements not to compete, less accumulated amortization of $676 and $626,
           respectively ............................................................               725               775
        Other intangible assets, less accumulated amortization of $5,622 and $6,463,
           respectively ............................................................             4,308             3,467
                                                                                          ------------      ------------
      Total amortized other intangible assets ......................................            20,320            19,841
      Total non-amortized other intangible assets-trademarks .......................            76,963            76,963
                                                                                          ------------      ------------
      Total other intangible assets ................................................      $     97,283      $     96,804
                                                                                          ============      ============

      Amortization expense for the three months ended March 31, 2003 and 2002 was $0.6 million and $0.6 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.2 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 13 years.

7. RESTRUCTURING AND IMPAIRMENT CHARGES

RESTRUCTURING CHARGES

      The Company recorded restructuring charges of $2.6 million representing severance and outplacement costs for 136 employees at the Ft. Dodge office and other plant facilities for the three months ended March 31, 2002.

      A summary of the restructuring reserve for the three months ended March 31, 2003 is as follows:

                                          BALANCE                               BALANCE
                                        DECEMBER 31,    CHARGE TO   UTILIZED    MARCH 31,
                                            2002         EXPENSE     IN 2003      2003
                                            ----         -------    --------      ----
       Termination benefits..........   $     6,396    $        --  $  (4,094) $     2,302
                                        ===========    ===========  =========  ===========

IMPAIRMENT CHARGES

      For the three months ended March 31, 2003 and 2002, the Company recorded impairment charges of $0.1 million and $0.8 million, respectively, for write downs of certain plant assets to their estimated fair value.

8. GAIN ON LEGAL SETTLEMENTS

      During the three months ended March 31, 2003, the Company recognized gain on legal settlements of $0.9 million. The gain represents cash received from product suppliers against whom the Company alleged certain price-fixing claims.

9. GAIN ON SALE OF INTANGIBLE

      In the three months ended March 31, 2002, the Company recorded a $4.2 million gain on the sale of a customer list pertaining to the feed phosphate distribution business.

10. COMMITMENTS AND CONTINGENCIES

GUARANTEES OF PARENT DEBT

      In November 2001, Land O'Lakes, which owns 92% of the Company, issued $350 million of senior notes, due 2011. These notes are guaranteed by certain domestic, wholly-owned subsidiaries of Land O'Lakes, including the Company, and by each domestic wholly-owned subsidiary of the Company.

      This guarantee is a general unsecured obligation, ranks equally in right of payment with all existing and future senior indebtedness of Land O'Lakes, is senior in right of payment to all existing and future subordinated obligations of Land O'Lakes, and is effectively subordinated to any secured indebtedness of Land O'Lakes and its subsidiaries, including the Company, to the extent of the value of the assets securing such indebtedness. The maximum potential amount of future payments that the Company would be required to make is $350 million as of March 31, 2003. Currently, the Company does not record a liability regarding the guarantee. The Company has no recourse provision that would enable it to recover amounts paid under the guarantee from Land O'Lakes or any other parties.

      The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods indicated, are as follows:

                                     THREE
                                 MONTHS ENDED    YEAR ENDED
                                   MARCH 31,    DECEMBER 31,
                                     2003           2002
                                     ----           ----
            Total assets.....    $     23,097   $    23,433
            Net sales........          11,615        53,669
            Net earnings.....             179           626

      In November 2001, Land O'Lakes entered into new term facilities consisting of a $325 million five-year Term Loan A facility and a $250 million seven-year Term Loan B facility. These facilities are unconditionally guaranteed by certain domestic, wholly-owned subsidiaries of Land O'Lakes, including the Company, and by each domestic wholly-owned subsidiary of the Company. The maximum potential payment related to this guarantee is $459 million as of March 31, 2003. The Company does not currently record a liability related to the guarantee of the Term Loans, and the Company has no recourse provisions that would enable it to recover from Land O'Lakes or any other parties.

GUARANTEES OF PRODUCER LOANS

      The Company guarantees certain loans to large producers financed by LOL Finance Co. The loans totaled $13.8 million and $15.2 million at March 31, 2003 and December 31, 2002, respectively. Reserves for these guarantees of $0.7 million at both March 31, 2003 and December 31, 2002, are included in the allowance for doubtful accounts. The maximum amount guaranteed by the Company is $7.0 million with the remaining balance guaranteed by Land O'Lakes. There were no write-offs related to producer loans for the three months ended March 31, 2003. The Company does not currently record a liability related to the guarantee of the producer loans. The Company would have recourse against the producer to partially off-set the liability.

      The Company also guarantees certain loans to producers and dealers financed by third party lenders. The loans totaled $2.4 million and $2.4 million at March 31, 2003 and December 31, 2002, respectively. Reserves for these guarantees of $0.5 million and $0.5 million at March 31, 2003 and December 31, 2002, respectively, are included in the consolidated balance sheet. There were no write-offs related to these loans in the three months ended March 31, 2003. The maximum potential payment related to these guarantees is $1.0 million. The Company does not currently record a liability related to the guarantees of these producer and dealer loans financed by third party lenders. The Company has no recourse against the producer or dealer to partially off-set the potential liability.

11. CONSOLIDATING FINANCIAL INFORMATION

      Land O'Lakes has issued $350 million in senior notes which are guaranteed by certain domestic wholly-owned and majority-owned subsidiaries of Land O'Lakes, including the Company and the Company's domestic wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. The Company's majority-owned subsidiaries are excluded from the guarantee ("Non-Guarantor Subsidiaries").

      The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of operations and cash flow information for the Company, Guarantor Subsidiaries and the Company's Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of the Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

      During the first quarter of 2003, Nestle Purina PetCare Company consented to the transfer of the trademark license from Purina Mills, LLC, a wholly-owned limited liability company, to the Company. The Purina Mills, LLC financial information has been combined with Land O'Lakes Farmland Feed LLC in the following supplemental financial information.

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2003

                                          LAND
                                        O'LAKES
                                        FARMLAND       WHOLLY-OWNED        NON-
                                        FEED LLC       CONSOLIDATED     GUARANTOR
                                         PARENT         GUARANTORS     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                      ------------     ------------    ------------    ------------     ------------
                                                        (UNAUDITED)
                                                            ASSETS
Current assets:
  Cash and short-term investments     $     (6,318)    $      5,944    $        374    $         --     $         --
  Receivables, net ...............          61,942           37,878           9,012         (46,903)          61,929
  Inventories ....................         101,610           17,569           4,378              --          123,557
  Prepaid expenses and other
    current assets ...............          10,240              319             247              --           10,806
  Note receivable - Land
    O'Lakes, Inc .................          82,718               --              --              --           82,718
                                      ------------     ------------    ------------    ------------     ------------
          Total current assets ...         250,192           61,710          14,011         (46,903)         279,010

Investments ......................          52,545            2,361           1,303         (36,116)          20,093
Property, plant and equipment,
   net ...........................         234,254            8,439           5,404              --          248,097
Goodwill, net ....................         118,498            3,656             216              --          122,370
Other intangibles ................          95,945            1,001             337              --           97,283
Other assets .....................          28,220            1,499           1,826          (2,700)          28,845
                                      ------------     ------------    ------------    ------------     ------------
          Total assets ...........    $    779,654     $     78,666    $     23,097    $    (85,719)    $    795,698
                                      ============     ============    ============    ============     ============

                                                          LIABILITIES
Current liabilities:
  Notes and short-term obligations    $         92     $         --    $      1,897    $         --     $      1,989
  Accounts payable ...............         105,349           36,524           5,311         (46,903)         100,281
  Accrued expenses ...............          37,621            1,556           1,487              --           40,664
                                      ------------     ------------    ------------    ------------     ------------
          Total current liabilities        143,062           38,080           8,695         (46,903)         142,934

Employee benefits and other
  liabilities ....................          27,168            1,016           2,708          (2,700)          28,192
Minority interests ...............           2,539               --           3,087              --            5,626
Equities:
  Contributed capital ............         515,376           28,695           7,421         (36,116)         515,376
  Retained earnings ..............          91,509           10,875           1,186              --          103,570
                                      ------------     ------------    ------------    ------------     ------------
          Total equities .........         606,885           39,570           8,607         (36,116)         618,946
                                      ------------     ------------    ------------    ------------     ------------
Commitments and contingencies
Total liabilities and equities ...    $    779,654     $     78,666    $     23,097    $    (85,719)    $    795,698
                                      ============     ============    ============    ============     ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                        LAND
                                       O'LAKES
                                       FARMLAND       WHOLLY-OWNED       NON-
                                       FEED LLC       CONSOLIDATED     GUARANTOR
                                        PARENT         GUARANTORS     SUBSIDIARIES    CONSOLIDATED
                                     ------------     ------------    ------------    ------------
                                              (UNAUDITED)
Net sales .......................    $    543,183     $     46,302    $     11,615    $    601,100
Cost of sales ...................         477,224           41,450          10,172         528,846
                                     ------------     ------------    ------------    ------------
Gross profit ....................          65,959            4,852           1,443          72,254

Selling, general and
  administration ................          55,065            1,680             899          58,644
Restructuring and impairment
  charges .......................              92               --              --              92
                                     ------------     ------------    ------------    ------------
Earnings from operations ........           9,802            3,172             544          13,518

Interest (income) expense, net ..          (1,263)             136              20          (1,107)
Gain on legal settlements .......            (868)              --              --            (868)
Gain on sale of investment ......            (500)              --              --            (500)
Equity in (earnings) loss
  of affiliated companies .......            (617)              70              --            (547)
Minority interest in (loss)
  earnings of subsidiaries ......              (3)              --             183             180
                                     ------------     ------------    ------------    ------------
Earnings before income taxes ....          13,053            2,966             341          16,360
Income tax expense ..............              --               --             162             162
                                     ------------     ------------    ------------    ------------
Net earnings ....................    $     13,053     $      2,966    $        179    $     16,198
                                     ============     ============    ============    ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                         LAND
                                                       O'LAKES
                                                       FARMLAND      WHOLLY-OWNED       NON-
                                                       FEED LLC      CONSOLIDATED     GUARANTOR
                                                        PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ------------    ------------    ------------    ------------    ------------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ...................................   $     13,053    $      2,966    $        179    $         --    $     16,198
  Adjustments to reconcile net earnings
    to net cash provided (used) by operating
    activities:
    Depreciation and amortization ................          9,557             292             162              --          10,011
    Bad debt expense .............................            500              --              --              --             500
    Receivable from legal settlement .............          6,000              --              --              --           6,000
    Decrease (increase) in other assets ..........         73,126             139             481         (73,829)            (83)
    (Decrease) increase in other liabilities .....       (128,722)           (461)           (209)        128,137          (1,255)
    Restructuring and impairment charges .........             92              --              --              --              92
    Equity in (earnings) losses of affiliated
      companies ..................................           (617)             70              --              --            (547)
    Minority interest ............................             (3)             --             183              --             180
    Gain on sale of investment ...................           (500)             --              --              --            (500)
  Changes in current assets and liabilities,
    net of acquisitions and divestitures:
    Receivables ..................................         18,753            (736)         (2,655)         49,591          64,953
    Inventories ..................................         (8,827)            (68)            206              --          (8,689)
    Other current assets .........................         (1,945)              3             (20)             --          (1,962)
    Accounts payable .............................         81,506          (3,535)            724        (101,558)        (22,863)
    Accrued expenses .............................         (7,571)         (2,012)         (1,286)             --         (10,869)
                                                     ------------    ------------    ------------    ------------    ------------
  Net cash provided (used) by operating
    activities ...................................         54,402          (3,342)         (2,235)          2,341          51,166

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .....         (3,092)           (105)           (229)             --          (3,426)
  Proceeds from sale of investments ..............          3,000              --              --              --           3,000
  Other ..........................................          2,540              --              --              --           2,540
                                                     ------------    ------------    ------------    ------------    ------------
  Net cash provided (used) by investing
    activities ...................................          2,448            (105)           (229)             --           2,114

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt .........         (2,252)          2,015           2,167          (2,341)           (411)
  Proceeds from note receivable from Land
    O'Lakes, Inc. ................................        118,075              --              --              --         118,075
  Payments on note payable to Land O'Lakes,
    Inc. .........................................       (170,812)             --            (488)             --        (171,300)
  Other ..........................................            630              28            (658)             --              --
                                                     ------------    ------------    ------------    ------------    ------------
  Net cash (used) provided by financing
    activities ...................................        (54,359)          2,043           1,021          (2,341)        (53,636)
                                                     ------------    ------------    ------------    ------------    ------------
  Net increase (decrease) in cash ................          2,491          (1,404)         (1,443)             --            (356)

Cash and short-term investments at beginning of
     period ......................................         (8,809)          7,348           1,817              --             356
                                                     ------------    ------------    ------------    ------------    ------------
Cash and short-term investments at end of
     period ......................................   $     (6,318)   $      5,944    $        374    $         --    $         --
                                                     ============    ============    ============    ============    ============

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                                        LAND
                                                       O'LAKES
                                                       FARMLAND      WHOLLY-OWNED        NON-
                                                       FEED LLC      CONSOLIDATED     GUARANTOR
                                                        PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ------------    ------------    ------------    ------------    ------------
                                                                                ASSETS
Current assets:
  Cash and short-term investments ................   $     (8,809)   $      7,348    $      1,817    $         --    $        356
  Receivables, net ...............................        195,925          21,523           6,428         (96,494)        127,382
  Receivable from legal settlement ...............          6,000              --              --              --           6,000
  Inventories ....................................         90,802          17,691           4,585              --         113,078
  Prepaid expenses and other
    current assets ...............................          7,303             322             210              --           7,835
  Note receivable - Land
    O'Lakes, Inc. ................................         87,252              --              --         (57,759)         29,493
                                                     ------------    ------------    ------------    ------------    ------------
          Total current assets ...................        378,473          46,884          13,040        (154,253)        284,144

Investments ......................................         47,602           5,749           2,196         (32,574)         22,973
Property, plant and equipment,
   net ...........................................        237,758           8,644           5,337              --         251,739
Goodwill, net ....................................        118,017           3,656             813              --         122,486
Other intangibles ................................         94,068           2,639              97              --          96,804
Other assets .....................................         29,512              --           1,950          (2,700)         28,762
                                                     ------------    ------------    ------------    ------------    ------------
          Total assets ...........................   $    905,430    $     67,572    $     23,433    $   (189,527)   $    806,908
                                                     ============    ============    ============    ============    ============

                                                                      LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations ...............   $      2,400    $         --    $      2,341    $     (2,341)   $      2,400
  Accounts payable ...............................        237,919          28,105           3,656        (148,461)        121,219
  Accrued expenses ...............................         41,710           3,651           2,773              --          48,134
                                                     ------------    ------------    ------------    ------------    ------------
          Total current liabilities ..............        282,029          31,756           8,770        (150,802)        171,753

Employee benefits and other
  liabilities ....................................         29,493           2,700           3,405          (6,151)         29,447
Minority interests ...............................             29              --           2,931              --           2,960
Equities:
  Contributed capital ............................        515,376          25,154           7,420         (32,574)        515,376
  Retained earnings ..............................         78,503           7,962             907              --          87,372
                                                     ------------    ------------    ------------    ------------    ------------
          Total equities .........................        593,879          33,116           8,327         (32,574)        602,748
                                                     ------------    ------------    ------------    ------------    ------------
Commitments and contingencies
Total liabilities and equities ...................   $    905,430    $     67,572    $     23,433    $   (189,527)   $    806,908
                                                     ============    ============    ============    ============    ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                         LAND
                                        O'LAKES
                                        FARMLAND      WHOLLY-OWNED      NON-
                                        FEED LLC      CONSOLIDATED    GUARANTOR
                                         PARENT        GUARANTORS    SUBSIDIARIES    CONSOLIDATED
                                      ------------    ------------   ------------    ------------
                                              (UNAUDITED)
Net sales .........................   $    552,116    $     45,874   $     13,470    $    611,460
Cost of sales .....................        485,969          40,206         12,457         538,632
                                      ------------    ------------   ------------    ------------
Gross profit ......................         66,147           5,668          1,013          72,828
Selling, general and
  administration ..................         54,095           4,335          1,245          59,675
Restructuring and impairment
  charges .........................          3,435              --             --           3,435
                                      ------------    ------------   ------------    ------------
Earnings (loss) from operations ...          8,617           1,333           (232)          9,718
Interest (income) expense, net ....           (905)            112             67            (726)
Gain on sale of intangible ........         (4,184)             --             --          (4,184)
Equity in (earnings) loss
  of affiliated companies .........           (549)            346             --            (203)
Minority interest in earnings
  of subsidiaries .................            186              --             24             210
                                      ------------    ------------   ------------    ------------
Earnings (loss) before income .....         14,069             875           (323)         14,621
  taxes Income tax expense ........             --              --            128             128
                                      ------------    ------------   ------------    ------------
Net earnings (loss) ...............   $     14,069    $        875   $       (451)   $     14,493
                                      ============    ============   ============    ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                            LAND
                                                           O'LAKES
                                                           FARMLAND     WHOLLY-OWNED
                                                           FEED LLC     CONSOLIDATED   NON-GUARANTOR
                                                            PARENT       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                         ------------   ------------   ------------   ------------   ------------
                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) .................................  $     14,069   $        875   $       (451)  $         --   $     14,493
  Adjustments to reconcile net earnings (loss)
    to net cash provided (used) by operating
    activities:
    Depreciation and amortization .....................        11,324            405            203             --         11,932
    Bad debt expense ..................................            75             --             --             --             75
    (Increase) decrease in other assets ...............        (5,847)           722            (87)           995         (4,217)
    Increase (decrease) in other liabilities ..........         1,595         (2,905)             2             --         (1,308)
    Restructuring and impairment charges ..............         3,435             --             --             --          3,435
    Equity in (earnings) losses of affiliated
      companies .......................................          (549)           346             --             --           (203)
    Minority interest .................................           186             --             24             --            210
    Other .............................................            65           (284)           219             --             --
  Changes in current assets and liabilities,
    net of acquisitions and divestitures:
    Receivables .......................................       (30,791)        (3,983)        (2,851)        69,756         32,131
    Inventories .......................................           523            337          1,717             --          2,577
    Other current assets ..............................          (354)           (34)           (21)            --           (409)
    Accounts payable ..................................        56,932            584         (1,665)       (63,852)        (8,001)
    Accrued expenses ..................................        (6,046)          (475)          (296)        (2,698)        (9,515)
                                                         ------------   ------------   ------------   ------------   ------------
  Net cash provided (used) by operating
    activities ........................................        44,617         (4,412)        (3,206)         4,201         41,200

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ..........          (814)        (1,497)          (182)            --         (2,493)
  Proceeds from sale of investments ...................           641             --             --             --            641
  Proceeds from sale of property, plant and equipment .         4,535             --             --             --          4,535
                                                         ------------   ------------   ------------   ------------   ------------
  Net cash provided (used) by investing activities ....         4,362         (1,497)          (182)            --          2,683

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt ..............        (6,737)         6,751          3,187         (4,201)        (1,000)
  Proceeds from note receivable from Land O'Lakes,
    Inc. ..............................................        98,348             --             --             --         98,348
  Payments on note payable to Land O'Lakes,
    Inc. ..............................................      (143,150)            --         (1,100)            --       (144,250)
                                                         ------------   ------------   ------------   ------------   ------------
  Net cash (used) provided by financing
    activities ........................................       (51,539)         6,751          2,087         (4,201)       (46,902)
                                                         ------------   ------------   ------------   ------------   ------------
  Net increase (decrease) in cash .....................        (2,560)           842         (1,301)            --         (3,019)
Cash and short-term investments at beginning of
  period ..............................................        (5,618)         4,591          4,046             --          3,019
                                                         ------------   ------------   ------------   ------------   ------------
Cash and short-term investments at end of
  period ..............................................  $     (8,178)  $      5,433   $      2,745   $         --   $         --
                                                         ============   ============   ============   ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.

OVERVIEW

      We operate our business predominantly in the United States in five segments: Dairy Foods, Animal Feed, Crop Seed, Swine and Agronomy. We have limited international operations. We have investments in certain entities that are not consolidated in our financial statements but are accounted for under the equity or cost methods of accounting. For the three months ended
March 31, 2003, the loss from our unconsolidated businesses amounted to $1.0 million, compared to a loss of $9.9 million for the three months ended March 31, 2002. Our investment in unconsolidated businesses amounted to $549.4 million on March 31, 2003 and $545.6 million on December 31, 2002. Cash flow from our investment in unconsolidated businesses for the three months ended March 31, 2003 was $2.3 million, compared to $3.8 million for the three months ended March 31, 2002. Agriliance and CF Industries constitute the most significant of our investments in unconsolidated businesses, both of which are reflected in our agronomy results. Our investment in, and earnings from, Agriliance and CF Industries were as follows as of and for the three months ended:

                                                      MARCH 31,
                                                -------------------
                                                  2003       2002
                                                --------   --------
                                                   (IN MILLIONS)
            AGRILIANCE:
              Investment .....................  $   88.9   $   74.8
              Equity in earnings (loss) ......      (2.8)      (9.2)
            CF INDUSTRIES:
              Investment .....................  $  249.5   $  248.5
              Patronage income ...............        --         --

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

      Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. For the three months ended March 31, 2003, our raw milk input cost was $403.7 million, or 66.3% of the cost of sales for our Dairy Foods segment. Cream, butter and bulk cheese are also significant dairy foods commodity inputs. Cost of sales for these inputs was $60.1 million for cream, $19.9 million for butter and $65.9 million for bulk cheese for the three months ended March 31, 2003. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

      The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products produced. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the three months ended March 31, 2003, bulk cheese, which is generally sold the day made, represented $54.6 million, or 8.6% of our Dairy Foods segment's net sales. Other products, such as private label butter, which have significant net sales, are also generally sold shortly after they are made.

      We also maintain significant inventories of butter and cheese for sale to our retail and food service customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the three months ended March 31, 2003, branded and private label retail, deli and foodservice net sales of cheese and butter represented $221.0 million, or 34.7% of our Dairy Foods segment's net sales.

      We maintain a sizable dairy manufacturing presence in the Upper Midwest. This region has seen significant declines in cow numbers. Since 1990, cow numbers have declined 16% in Minnesota and 14% in Wisconsin. Over the same period, the Minnesota/Wisconsin share of nationwide dairy manufacturing volume has declined from 40% to 28%. This decline has put pressure on our Upper Midwest milk input costs and has resulted in significant losses for the three months ended March 31, 2003. We closed our Perham, MN plant in January 2003 and will continue to explore additional initiatives to improve our Upper Midwest dairy infrastructure in an effort to increase efficiencies and reduce costs.

      Reduced margins on our mozzarella and whey products have had a negative impact not only on our Upper Midwest operations but also on our Cheese & Protein International LLC ("CPI") operations. Demand for mozzarella and whey has softened which, together with anticipated increases in mozzarella capacity in the industry, has placed downward pressure on the margins these products generate. We expect that the reduced margins will continue at least through 2003. In addition, we increased our ownership position in CPI from 70% to 95% in 2002.

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

      As dairy production has shifted from the Upper Midwest to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. Complete feed is manufactured feed which meets the complete nutritional requirements of animals, whereas a simple blend is a blending of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional needs. This change in product mix is a result of differences in industry practices. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers will purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our Western feed region and sales increases in our subsidiaries that manufacture premixes in the Western area. In addition, the increase in vertical integration of swine and poultry producers has impacted our feed product mix by increasing sales of lower-margin feed products.

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

      Under the farrow-to-finish program, we produce and sell market hogs. Historically, market hog price fluctuations have resulted in volatility in our net sales and earnings. In order to mitigate this risk, we have committed to sell substantially all of the market hogs we produce annually through 2005 to IBP, inc. under a packer agreement. Under this packer agreement, we are paid market prices for our hogs with a settlement based on the sales price of the pork products produced from those hogs. This approach mitigates some of the volatility under this program because market hog and pork product margins do not tend to move together. We sell the balance of our market hogs on the open market. We sell feeder pigs on the open market, as well, depending on sow farm performance and finishing space limitations. For the three months ended March 31, 2003, we have sold approximately 20% of our feeder pig volume on the open market.

      Under the cost-plus program, we provide minimum hog price guarantees to producers in exchange for swine feed sales and profit participation. We are in the process of phasing out our existing cost-plus contracts and will not be entering into new ones under the current structure. The majority of the cost-plus contracts will expire in late 2003 and early 2004, and the last cost-plus contracts will expire in early 2005. The program incurred pretax losses of $1.5 million for the three months ended March 31, 2003 and $0.1 million for the three months ended March 31, 2002.

      Historically, Purina Mills reported results of its swine business together with its feed business. Accordingly, the portion of our swine business which we acquired from Purina Mills in October 2001 is reported within our feed segment. Purina Mills operates its swine business under the pass-through program and the market risk sharing program. Under the pass-through program, we enter into commitments to purchase weanling and feeder pigs from producers and generally have commitments to immediately resell the animals to swine producers. The market risk sharing program provides minimum price floors to producers for market hogs. The price floor in our market risk sharing program floats with the market price of hogs and the cost of swine feed. For the three months ended March 31, 2003, the Purina Mills swine business generated a loss of $0.2 million compared to a loss of $0.7 million for the three months ended March 31, 2002.

RESULTS OF OPERATIONS

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                      ----------------------------------------
                                              2003                 2002
                                      -------------------  -------------------
                                                   % OF                 % OF
                                      $ AMOUNT     TOTAL   $ AMOUNT    TOTAL
                                      --------   --------  --------   --------
                                               (DOLLARS IN MILLIONS)
NET SALES
Dairy foods ........................  $  635.9       43.7  $  731.1       47.7
Animal feed ........................     602.5       41.4     618.6       40.4
Crop seed ..........................     191.9       13.2     155.7       10.2
Swine ..............................      21.2        1.5      23.9        1.6
Agronomy ...........................        --         --        --         --
Other ..............................       3.0        0.2       2.9        0.1
                                      --------   --------  --------   --------
  Total net sales ..................  $1,454.5             $1,532.2
                                      ========             ========

                                                   % OF                 % OF
                                                    NET                  NET
                                      $ AMOUNT     SALES   $ AMOUNT     SALES
                                      --------   --------  --------   --------
COST OF SALES
Dairy foods ........................  $  608.1       95.6  $  686.1       93.8
Animal feed ........................     529.9       88.0     544.5       88.0
Crop seed ..........................     166.8       86.9     130.6       83.9
Swine ..............................      22.2      104.7      21.5       90.0
Agronomy ...........................        --         --        --         --
Other ..............................       1.9       63.3       1.6       55.2
                                      --------   --------  --------   --------
  Total cost of sales ..............   1,328.9       91.4   1,384.3       90.3

SELLING, GENERAL AND ADMINISTRATION
Dairy foods ........................      39.5        6.2      44.5        6.1
Animal feed ........................      60.0       10.0      62.3       10.1
Crop seed ..........................      13.4        7.0      13.0        8.3
Swine ..............................       1.4        6.6       1.7        7.1
Agronomy ...........................       3.3         --       3.5         --
Other ..............................       2.4       80.0       2.5       86.2
                                      --------   --------  --------   --------
  Total selling, general and
       administration ..............     120.0        8.3     127.5        8.3
Restructuring and impairment
  charges...........................       1.1        0.1       3.4        0.2
                                      --------   --------  --------   --------

Earnings from operations ...........       4.5        0.3      17.0        1.1
Interest expense, net ..............      17.4        1.2      17.5        1.1
Gain on legal settlements ..........      (8.9)       0.6        --         --
Gain on sale of investment .........      (0.5)       0.0        --         --
Gain on sale of intangible .........        --         --      (4.2)       0.3
Equity in loss of affiliated
  companies ........................       1.0        0.1       9.9        0.6
Minority interest in earnings of
  subsidiaries .....................       1.5        0.1       0.9        0.1
                                      --------   --------  --------   --------
Loss before income taxes ...........      (6.0)       0.4      (7.1)       0.5
Income tax benefit .................      (5.6)       0.4      (6.1)       0.4
                                      --------   --------  --------   --------
Net loss ...........................  $   (0.4)       0.0  $   (1.0)       0.1
                                      ========   ========  ========   ========

THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2002

NET SALES

      Net sales for the three months ended March 31, 2003 decreased $77.7 million, or 5.1%, to $1,454.5 million, compared to net sales of $1,532.2 million for the three months ended March 31, 2002. The decrease was primarily attributed to lower commodity prices in the Dairy Foods and Swine segments and lower volumes of retail dairy products and livestock feeds.

      Dairy Foods. Net sales for the three months ended March 31, 2003 decreased $95.2 million, or 13.0%, to $635.9 million, compared to net sales of $731.1 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, average commodity prices for butter decreased $0.21 per pound, while average commodity prices for cheese decreased $0.14 per pound compared to the same period in 2002. The impact of these market price changes decreased net sales of butter by $18.3 million and decreased net sales of cheese by $7.2 million. Retail butter volumes decreased 5.9 million pounds representing a decrease in net sales of $11.5 million from the same period last year. Private label butter volumes decreased 2.1 million pounds representing a decrease in net sales of $3.0 million over the prior year. Butter volume decreases are primarily the result of the timing of the Easter holiday season which was in the first quarter in 2002 and in the second quarter in 2003. Bulk cheese sales decreased $13.2 million for the period ended March 31, 2003, compared to the three months ended March 31, 2002. Retail cheese volumes decreased 3.3 million pounds compared to the same period last year due to intense competitive activities. This resulted in a decrease in sales of $6.1 million. Deli cheese volumes increased 0.7 million pounds from the prior year, which resulted in an increase in sales of $1.3 million. Foodservice cheese sales increased 3.7 million pounds which resulted in an increase in sales of $5.2 million over the prior year. Nonfat dry milk powder and cheese sales in the Western Region decreased $5.0 million and $1.9 million, respectively. The decline in powder sales was due to changes in production schedules at our dairy plants, which resulted in reduced powder byproduct availability, while the decline in cheese sales was due to a combination of decreased market prices and volume declines. In addition, we saw a sales decline of $4.3 million at our Gustine, CA plant as operations transitioned to the CPI facility. Sales in 2003 under our wholesale milk marketing program decreased $22.8 million, or 13.6%, to $144.9 million, compared to $167.7 million in 2002. Sales decreased $6.8 million due to the decision to exit the cheese manufacturing business in Poland. Volume changes in other product categories accounted for the remaining sales decrease of $1.6 million.

      Animal Feed. Net sales for the three months ended March 31, 2003 decreased $16.1 million, or 2.6%, to $602.5 million, compared to net sales of $618.6 million for the three months ended March 31, 2002. Sales of livestock feeds decreased $12.8 million as a result of volume decreases in our dairy and swine areas as producer economics continue to be unfavorable. Sales of lifestyle feed products increased $1.2 million, primarily due to volume increases in horse, lab and zoo feeds. The increase was partially offset by volume declines primarily in grass cattle feed which continues to be impacted by drought conditions in certain western states and market pressures in those areas. Sales of animal health farm and ranch products decreased $2.8 million as we formed a new joint venture which handles the sales of these products. Ingredient sales decreased $6.7 million as a result of decreased volumes. We also experienced a decrease of $2.3 million in animal milk product sales as volumes returned to more normal levels compared to record volumes in the same period of 2002. Sales in our international division declined $5.8 million as we exited some of the businesses in the second half of 2002. Sales in our wholly-owned and majority- owned subsidiaries increased $8.9 million, primarily the result of the formation of a new joint venture to handle animal health farm and ranch products. Sales in other categories increased $4.2 million.

      Crop Seed. Net sales for the three months ended March 31, 2003 increased $36.2 million, or 23.2%, to $191.9 million, compared to net sales of $155.7 million in 2002. Volume growth in both proprietary and partnered categories resulted in increased sales of corn of $27.2 million, or 42.6%. Soybean sales increased $7.1 million in 2003, or 15.3%, as a result of increased volumes. Alfalfa sales increased $4.8 million, or 27.9%, due to stronger volumes. Volume decreases in other seed categories resulted in a sales decrease of $2.9 million.

      Swine. Net sales for the three months ended March 31, 2003 decreased $2.7 million, or 11.3%, to $21.2 million, compared to $23.9 million for the three months ended March 31, 2002. The number of market hogs sold decreased by 5,899 and the average weight per market hog sold decreased 4.6 pounds, with a corresponding sales decrease of $0.8 million. Reduced consumer demand, caused in part by a protein glut in the U.S. markets, decreased the average market price for the three months ended March 31, 2003 to $36.43 per hundredweight versus an average market price of $39.94 for the three months ended March 31, 2002. The decrease in average market hog prices of $3.51 per hundredweight decreased sales by $1.8 million. We signed a packer agreement with IBP, inc. effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. For the three months ended March 31, 2003, this agreement increased our sales by $0.3 million compared to the three months ended March 31, 2002. The number of feeder pigs sold under contract decreased by 3,984, with a corresponding sales decrease of $0.2 million. The average price per feeder pig sold under contract increased $0.07 from $49.09 for the three months ended March 31, 2002 to $49.16 for the three months ended March 31, 2003, with minimal impact on sales. The average price per feeder pig sold on the open market decreased $4.52, from $56.79 for the three months ended March 31, 2002 to $52.27 for the three months ended March 31, 2003, which decreased sales by $0.2 million.

COST OF SALES

      Cost of sales for the three months ended March 31, 2003 decreased $55.4 million, or 4.0%, to $1,328.9 million, compared to cost of sales of $1,384.3 million for the three months ended March 31, 2002. Cost of sales as a percent of net sales increased 1.0 percentage points to 91.4% for the three months ended March 31, 2003, compared to 90.3% for the three months ended March 31, 2002. This increase was driven primarily by competitive pressures on dairy commodity products, as well as higher milk input costs in the Upper Midwest and the East. For the three months ended March 31, 2003, patronage income from other cooperatives that was directly attributable to product purchases amounted to $0.5 million, compared to $1.1 million for the three months ended March 31, 2002. Our cost of sales was reduced by these amounts.

      Dairy Foods. Cost of sales for the three months ended March 31, 2003 decreased $78.0 million, or 11.4%, to $608.1 million, compared to cost of sales of $686.1 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, average butter market prices decreased $0.21 per pound, while average cheese market prices decreased $0.14 per pound compared to the same period in 2002. The impact of these market price changes decreased cost of sales of butter by $15.2 million and decreased cost of sales of cheese by $8.3 million. Reduced volumes of both branded butter and private label butter decreased cost of sales by $8.6 million and $2.7 million, respectively. Reduced sales of bulk cheese resulted in decreased cost of sales of $13.5 million. Reduced volumes of retail cheese resulted in decreased cost of sales of $5.2 million. Offsetting these decreases in cheese volumes were increases in the volumes for foodservice and deli cheese. Increases in cost of sales for foodservice and deli cheese were $4.7 million and $1.1 million, respectively. Cost of sales for nonfat dry milk powder and cheese in the Western region decreased $3.2 million and $1.6 million, respectively. Higher milk input costs in the Upper Midwest and East resulted in increased cost of sales of $1.4 million. Cow numbers and milk production have declined in both Minnesota and Wisconsin, resulting in competitive pressures for milk and higher milk procurement costs. Cost of sales in 2003 under our wholesale milk marketing program decreased $26.5 million, or 15.4%, to $145.9 million, compared to $172.4 million in 2002. Increased energy costs in 2003 increased cost of sales by $0.4 million, as compared to 2002. Cost of sales for the cheese and whey plant in Tulare, California, that we operate as a joint venture with Mitsui of Japan, increased $4.9 million. Its production began in May of 2002. On the other hand, cost of sales declined $2.4 million at our Gustine, CA plant as we transitioned operations to the CPI facility. The decision to exit cheese manufacturing in Poland reduced cost of sales by $6.0 million. Volume changes in other categories increased cost of sales by $2.7 million. Cost of sales as a percent of net sales increased 1.8 percentage points from 93.8% for the three months ended March 31, 2002 to 95.6% for the three months ended March 31, 2003, primarily due to lower sales volumes and decreased commodity prices for butter and cheese.

      Animal Feed. Cost of sales for the three months ended March 31, 2003 decreased $14.6 million, or 2.7%, to $529.9 million, compared to $544.5 million for the three months ended March 31, 2002. Cost of sales of livestock feeds decreased $9.2 million as volume decreased in our dairy and swine areas due to continued unfavorable producer economics. Cost of sales of lifestyle feed products increased $2.2 million as volume increases for horse, lab and zoo feeds were somewhat offset by volume declines primarily in grass cattle feed which continues to be impacted by drought conditions in certain western states and market pressures in those areas. Cost of sales for animal health farm and ranch products decreased by $2.4 million as we formed a new joint venture which handles the sales of these products. Ingredient cost of sales decreased $6.5 million as a result of decreased volumes. We also experienced a decrease of $2.8 million for animal milk products as volumes returned to more normal levels compared to record volumes in the same period of 2002. Cost of sales in our international division declined $5.2 million as we exited some of the businesses in the second half of 2002. Cost of sales in our wholly and majority owned subsidiaries increased $7.4 million primarily as the result of the formation of a new joint venture to handle animal health farm and ranch products. Cost of sales in other categories increased $3.3 million. Cost of sales increased $0.5 million due to a decline in patronage rebates from other inter-regional cooperatives. Cost of sales as a percent of net sales remained flat at 88.0%. An unrealized hedging gain of $1.5 million for the three months ended March 31, 2003 compared to an unrealized hedging gain of $2.2 million for the three months ended March 31, 2002 increased cost of sales by $0.7 million.

      Crop Seed. Cost of sales for the three months ended March 31, 2003 increased $36.2 million, or 27.7%, to $166.8 million, compared to cost of sales of $130.6 million for the three months ended March 31, 2002. Continued volume growth in both proprietary and partnered corn resulted in increased cost of sales of $26.4 million, or 48.5% over the prior-year period. Cost of sales for soybeans increased $5.3 million, or 13.0%, due to an increase in sales volume. Cost of sales for alfalfa increased $6.4 million, or 53.4%, due to increased sales volumes. Volume declines and changes in product mix in other seed categories accounted for a decrease in cost of sales of $3.2 million. An unrealized hedging loss on soybean futures contracts of $0.2 million in 2003 compared to an unrealized hedging gain of $1.1 million in 2002 increased cost of sales by $1.3 million. Cost of sales as a percent of net sales increased

3.0 percentage points, from 83.9% for the three months ended March 31, 2002 to 86.9% for the three months ended March 31, 2003.

      Swine. Cost of sales for the three months ended March 31, 2003 increased $0.7 million, or 3.3%, to $22.2 million, compared to $21.5 million for the three months ended March 31, 2002. In our cost-plus program, the decreased market price was below the program's floor price to independent producers, which increased cost of sales by $1.5 million. Reduced unit sales decreased cost of sales by $1.0 million, partially offset by slightly higher input costs for corn and soybean meal which increased cost of sales by $0.8 million. An unrealized hedging gain decreased cost of sales by $1.0 million for the three months ended March 31, 2003, compared to an unrealized hedging gain of $0.4 million for the three months ended March 31,2002, resulting in a net decrease in cost of sales of $0.6 million. Cost of sales as a percent of net sales increased 14.7 percentage points from 90.0% for the three months ended March 31, 2002 to 104.7% of sales for the three months ended March 31, 2003, primarily due to the decrease in hog market prices which lowered swine net sales.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

      Selling, general and administration expense for the three months ended March 31, 2003 decreased $7.5 million, or 5.9%, to $120.0 million, compared to selling, general and administration expense of $127.5 million for the three months ended March 31, 2002. The decrease was primarily due to spending reductions associated with our ongoing cost control efforts. Selling, general and administration expense as a percent of net sales remained flat at 8.3%.

      Dairy Foods. Selling, general and administration expense for the three months ended March 31, 2003 decreased $5.0 million, or 11.2%, to $39.5 million, compared to $44.5 million for the three months ended March 31, 2002. A reduction of advertising and promotion expense of $2.6 million and reduced selling and administrative support expense of $1.4 million were the primary components of the decrease. Selling, general and administration expense as a percent of net sales increased 0.1 percentage points from 6.1% for the three months ended March 31, 2002 to 6.2% for the three months ended March 31, 2003.

      Animal Feed. Selling, general and administration expense for the three months ended March 31, 2003 decreased $2.3 million, or 3.7%, to $60.0 million, compared to $62.3 million for the three months ended March 31, 2002. Sales expense decreased $1.2 million as a result of integration efforts, while advertising and promotion spending increased $0.6 million. The reversal of a legal expense reserve in the first quarter of 2003 decreased selling, general and administration expense by $0.8 million. One-time expenses related to the integration of Purina Mills decreased $0.6 million during the first three months of 2003 compared to the same period of 2002. Selling, general and administration expense as a percent of sales decreased 0.1 percentage points from 10.1% for the three months ended March 31, 2002 to 10.0% for the three months ended March 31, 2003.

      Crop Seed. Selling, general and administration expense in 2003 increased $0.4 million, or 3.1%, to $13.4 million, compared to $13.0 million in 2002, primarily due to additional bad debt expense. Selling, general and administration expense as a percent of net sales decreased 1.3 percentage points, from 8.3% for the three months ended March 31, 2002 to 7.0% for the three months ended March 31, 2003.

      Swine. Selling, general and administration expense for the three months ended March 31, 2003 decreased $0.3 million, or 17.6%, to $1.4 million, compared to $1.7 million for the three months ended March 31, 2002 due mostly to reduced staffing. Selling, general and administration expense as a percent of net sales decreased 0.5 percentage points, from 7.1% for the three months ended March 31, 2002 to 6.6% for the three months ended March 31, 2003.

      Agronomy. Selling, general and administration expense for the three months ended March 31, 2003 decreased $0.2 million, or 5.7%, to $3.3 million, compared to $3.5 million for the three months ended March 31, 2002.

RESTRUCTURING AND IMPAIRMENT CHARGES

      For the three months ended March 31, 2003, we recorded restructuring and impairment charges of $1.1 million, compared to $3.4 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, Dairy Foods recorded a restructuring charge of $1.0 million for employee severance and outplacement costs related to the discontinuance of whey production at an Upper Midwest dairy plant, while Animal Feed recorded a $0.1 million asset impairment charge. For the three months ended March 31, 2002, Animal Feed recorded a $3.4 million restructuring and impairment charge, of which $0.7 million was related to writing down certain impaired plant assets to their estimated fair value and $2.7 million was related to employee severance and outplacement costs for 136 employees at various locations.

INTEREST EXPENSE

      Interest expense for the three months ended March 31, 2003 was $17.4 million, compared to $17.5 million for the three months ended March 31, 2002. Average debt balances decreased by $74.0 million over the three months ended March 31, 2002. CoBank patronage reduced interest expense by $0.3 million for the three months ended March 31, 2003, compared to $0.6 million for the three months ended March 31, 2002. Combined interest rates for borrowings, excluding CoBank patronage, averaged 6.89% for the three months ended March 31, 2003, compared to 7.04% for the three months ended March 31, 2002.

GAIN ON LEGAL SETTLEMENTS

      In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, we were a party to this action as a member of the class. In February 2000, however, we decided to pursue our claims against the defendant outside the class action. In December 2002, we reached settlements for $97 million with several defendants against whom we claimed had illegally fixed the prices of various vitamin products we purchased. As a result of these settlements, a gain on legal settlements was recorded in December 2002 and net cash proceeds of $97 million were received in January 2003. During the first quarter of 2003, we settled with additional defendants and received approximately $5.7 million. When combined with the settlement proceeds received from similar claims since the commencement of these actions, we have received cumulatively approximately $168 million from the settling defendants, which represents the vast majority of our vitamin purchases. We continue to pursue similar claims against the remaining defendants.

      During the first quarter of 2003, we also settled a claim against certain suppliers of methionine, an amino acid that we purchase and use in certain of our products. We alleged that certain methionine suppliers had illegally engaged in price fixing. During the first quarter, we received $3.2 million, and during April 2003 we received an additional $7.2 million from the settling defendants. We do not expect to receive additional settlements based on this claim.

      As a result of the first-quarter settlements, we recorded a gain on legal settlements of $8.9 million for the three months ended March 31, 2003.

GAIN ON SALE OF INVESTMENT

      For the three months ended March 31, 2003, we recorded a $0.5 million gain on the sale of an Animal Feed investment in a Purina Mills swine joint venture, compared to no gain for the three months ended March 31, 2002.

GAIN ON SALE OF INTANGIBLE

      For the three months ended March 31, 2003, we did not record a gain on sale of intangible. For the three months ended March 31, 2002, we recorded a gain of $4.2 million on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.

EQUITY IN LOSS OF AFFILIATED COMPANIES

      For the three months ended March 31, 2003, equity in the loss of affiliated companies was $1.0 million, compared to a loss of $9.9 million for the three months ended March 31, 2002. Results for the three months ended March 31, 2003 included losses from Agriliance and our Melrose Dairy Proteins, LLC joint venture of $2.8 million and $1.7 million, respectively. We also recorded earnings from MoArk, LLC ("MoArk") of $2.6 million and earnings from our Advanced Food Products, LLC joint venture of $1.1 million. Results for the three months ended March 31, 2002 included a loss from Agriliance of $9.2 million and earnings from MoArk of $0.2 million.

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES

      For the three months ended March 31, 2003, we recorded minority interest in earnings of subsidiaries of $1.5 million, compared to earnings of $0.9 million for the three months ended March 31, 2002. Animal Feed recorded minority interest in earnings of subsidiaries of $1.5 million for the three months ended March 31, 2003, compared to minority interest in earnings of subsidiaries of $1.4 million for the three months ended March 31, 2002. Dairy Foods recorded no minority interest in earnings of subsidiaries for the three months ended March 31, 2003, compared to minority interest in loss of subsidiaries of $0.5 million for the three months ended March 31, 2002.

INCOME TAXES

We recorded an income tax benefit of $5.6 million for the three months ended March 31, 2003, compared to an income tax benefit of $6.1 million for the three months ended March 31, 2002. The income tax benefit resulted from member losses in dairy and agronomy operations as well as non-member losses in our swine business, which more than offset the tax expense related to the gain on legal settlement.

NET LOSS

      The net loss decreased $0.6 million to a net loss of $0.4 million for the three months ended March 31, 2003, compared to a net loss of $1.0 million for the three months ended March 31, 2002. The decrease in net loss resulted primarily from a gain on legal settlements and improved results in Agronomy, partially offset by a decrease in dairy foods results.

LIQUIDITY AND CAPITAL RESOURCES

      We rely on cash from operations, borrowings under our bank facilities, bank term debt and other institutionally placed funded debt as the main sources for financing working capital requirements and additions to property, plant and equipment as well as acquisitions and joint ventures. Other sources of funding consist of leasing arrangements, a receivables securitization and the sale of non-strategic assets. Total long-term debt was $988.9 million, including $190.7 million in Capital Securities, as of March 31, 2003 and $1,007.3 million, including $190.7 million in Capital Securities, as of December 31, 2002.

      Net cash provided by operating activities was $38.9 million for the three months ended March 31, 2003 and net cash used was $104.0 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, net cash provided by operating activities was $142.9 million more than for the three months ended March 31, 2002. The proceeds from legal settlements of $105.6 million and the cash generation from the revolving receivables securitization program were the primary reasons for the change in cash provided by operating activities.

      Net cash flows (used) provided by investing activities was ($16.0) million for the three months ended March 31, 2003 and $9.5 million for the three months ended March 31, 2002. The change was primarily due to a decrease in the level of sales of property, plant and equipment and the sale of investments in 2002.

      Net cash flows used by financing activities was $52.9 million for the three months ended March 31, 2003 and $21.9 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, we made payments of $61.9 million on existing long-term debt and payments of $15.3 million for redemption of member equities. At the same time, we increased short-term debt by $24.8 million to cover seasonal working capital needs. For the three months ended March 31, 2002, we made payments of $41.7 million on existing long-term debt and payments of $20.1 million for redemption of member equities, while increasing our short-term debt by $37.9 million to cover seasonal working capital needs.

      Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Following the Purina Mills acquisition, we have significantly increased our leverage. As of March 31, 2003 we had $988.9 million outstanding in long-term debt, including $190.7 million of Capital Securities, and $127.8 million outstanding in short-term debt. In addition, as of March 31, 2003, $201.8 million was available under a $250 million revolving credit facility for working capital and general corporate purposes, after giving effect to $18.5 million in borrowings on the credit line and $29.7 million of outstanding letters of credit, which reduce availability.

Total equities as of March 31, 2003 were $900.6 million.

      The principal term loans consist of a $325.0 million syndicated Term Loan A Facility with a remaining balance of $253.3 million and an expiration date of October 10, 2006, and a syndicated Term Loan B Facility with a remaining balance of $205.2 million and an expiration date of October 10, 2008. Our $250.0 million revolving credit facility terminates on June 28, 2004, and we expect to renew this facility at that time.

      Borrowings under the term loans and the revolving credit facility bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins are dependent upon Land O'Lakes credit ratings.

      The Term Loan A Facility is prepayable at any time without penalty. The Term Loan B Facility is prepayable with a penalty of 2% through October 10, 2003, 1% from October 11, 2003 through October 10, 2004 and no penalty thereafter. The term loans are subject to mandatory prepayments, subject to certain limited exceptions, in an amount equal to (1) 50% of excess cash flow of Land O'Lakes and the restricted subsidiaries, (2) 100% of the net cash proceeds of asset sales and dispositions of property of Land O'Lakes and the restricted subsidiaries, to the extent not reinvested, (3) 100% of any casualty or condemnation receipts by Land O'Lakes and the restricted subsidiaries, to the extent not used to repair or replace assets, (4) 100% of joint venture dividends or distributions received by Land O'Lakes or the restricted subsidiaries, to the extent that they relate to the sale of property, casualty or condemnation receipts, or the issuance of any equity interest in the joint venture, (5) 100% of net cash proceeds from the sale of inventory or accounts receivable in a securitization transaction to the extent cumulative proceeds from such transactions exceed $100.0 million and (6) 100% of net cash proceeds from the issuance of unsecured senior or subordinated indebtedness issued by Land O'Lakes. During the first quarter of 2003, we made payments of $35.0 million on the Term Loan A Facility and $26.2 million on the Term Loan B Facility, of which 18% was mandatory and 82% was optional. In addition, during the month of April we made further mandatory payments of $10.1 million on the Term Loan A Facility and $0.4 million on the Term Loan B Facility.

      The amortization schedules for the Term Loan A and Term Loan B Facilities are provided below.

                                                  TERM LOAN A   TERM LOAN B
                                                  -----------   ------------
          2002 (paid)                             $36,729,853   $ 18,583,371
          2003 (paid through April).....           45,079,312     26,542,782
          2003 (remaining)..............           28,217,944              -
          2004..........................           64,491,867      1,508,154
          2005..........................           85,989,157      2,510,842
          2006..........................           64,491,867      2,510,842
          2007..........................                   --      2,510,842
          2008..........................                   --    195,833,168
                                                  -----------   ------------
               Total....................          $325,000,000  $250,000,000
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

      In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of these securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028 and correspond to the payment terms of the junior subordinated debentures which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of March 31, 2003, the outstanding balance of Capital Securities was $190.7 million.

      The credit agreements relating to the term loans and revolving credit facility and the indenture relating to the 8 3/4% senior notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreements relating to the term loans and revolving credit facility require us to maintain an interest coverage ratio of at least 2.50 to 1. Our ratio was 3.38 to 1 as of and for the year ended December 31, 2002 and 4.78 to 1 as of and for the twelve months period ended March 31, 2003. We are also required to maintain a leverage ratio of no greater than 4.25 to 1. The actual leverage ratio as of December 31, 2002 was 3.88 to 1 and 2.74 to 1 as of March 31, 2003. The required leverage ratio steps down to 3.75 to 1 as of October 11, 2003 and remains constant thereafter.

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

      We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital for at least the next twelve months to operate our business, to make expected capital expenditures and to meet liquidity requirements, including debt service on the term debt, the revolving credit facilities and the 8 3/4% senior notes.

OFF-BALANCE SHEET ARRANGEMENTS

      In order to reduce overall financing costs, Land O'Lakes entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, Land O'Lakes, Land O'Lakes Farmland Feed and Purina Mills sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Farmland Feed. This subsidiary is a qualifying special purpose entity ("QSPE") under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes Farmland Feed or Land O'Lakes. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables multiplied by the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, we have retained reserves for estimated losses. As of March 31, 2003, the securitization facility was fully drawn.

      In addition, we lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $8.5 million for the three months ended March 31, 2003, and $6.9 million for the three months ended March 31, 2002. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases.

CPI CAPITAL LEASE

      Cheese & Protein International LLC ("CPI"), a consolidated joint venture of Land O'Lakes, leases the real property and certain equipment relating to its cheese manufacturing and whey processing plant in Tulare, California ("the Lease"). The Lease is accounted for as a capital lease in our financial statements, and as of March 31, 2003 the lease balance was $105.9 million. The Lease base term commenced on April 30, 2002 and expires on the fifth anniversary, unless CPI requests, and the lessor approves, one or more one-year base term extensions, which could extend the base term to no more than ten years. We have entered into a Support Agreement in connection with the Lease. Pursuant to this agreement, we can elect one of the following options in the event CPI defaults on its obligations under the Lease: (i) assume the obligations of CPI, (ii) purchase the leased assets, (iii) fully cash collateralize the Lease, or (iv) nominate a replacement lessee to be approved by the lessor. The lease agreement requires among other things, that CPI maintain certain financial ratios including minimum tangible net worth and a minimum fixed charge coverage ratio. In addition, CPI is restricted as to borrowings and changes in ownership.

      On March 28, 2003, the Lease contract was amended. The amendment eliminated the measurement of the fixed charge coverage ratio until March 2005. In addition, Land O'Lakes established a $20 million cash account (which may be replaced with a letter of credit, at our option) which supports the lease. The cash account or letter of credit would only be drawn upon in the event of a CPI default, and would reduce amounts otherwise due under the lease.

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

      The minimum lease payments for the periods set forth below are as follows:

       Fiscal year:
          2003                                   $ 15,099,130
          2004                                     14,570,375
          2005                                     14,041,619
          2006                                     13,512,864
          2007                                     91,810,066
          Thereafter                                       --
                                                 ------------
                                                 $149,034,054
                                                 ============

CONTRACTUAL OBLIGATIONS

      At March 31, 2003, we had certain contractual obligations, which require us to make payments as follows:

                  PAYMENTS DUE BY PERIOD (AS OF MARCH 31, 2003)

                                                     LESS THAN                          MORE THAN
CONTRACTUAL OBLIGATIONS                   TOTAL       1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------                   -----       ------    ---------   ---------    -------
                                                              (IN THOUSANDS)
Revolving Credit Facility(1) .........  $   18,500  $   18,500  $       --  $       --  $       --
Notes and Short-Term Obligations .....      45,825      45,825          --          --          --
Long-Term Debt(2) ....................   1,052,337      63,465     169,017      56,232     763,623
Capital Lease (3) ....................     105,872       8,867      17,734      17,734      61,537
Operating Leases .....................      80,516      21,457      27,205      14,269      17,585
                                        ----------  ----------  ----------  ----------  ----------
     Total Contractual Obligations ...  $1,303,050  $  158,114  $  213,956  $   88,235  $  842,745
                                        ==========  ==========  ==========  ==========  ==========

----------

(1) Maximum $250 million facility, of which $201.8 million was available as of March 31, 2003. A total of $29.7 million of this commitment was unavailable due to outstanding letters of credit and $18.5 million of this commitment was unavailable due to borrowings from the revolving credit facility.

(2) Refer to Term Loan A and Term Loan B obligations in certain events as explained in "Liquidity and Capital Resources." See "Off-balance Sheet Arrangements" for information concerning our receivables securitization program.

(3) Amount represents the present value of future minimum lease payments for the CPI capital lease.

      We expect our total capital expenditures to be approximately $90 million to $100 million in 2003. Of such amounts, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures is required each year. We had $16.1 million in capital expenditures for the three months ended March 31, 2003, compared to $17.7 million in capital expenditures for the three months ended March 31, 2002. We estimate that our total depreciation and amortization expense will be approximately $100 million to $110 million in 2003. We had $26.6 million in depreciation and amortization expense for the three months ended March 31, 2003, compared to $26.8 million for the three months ended March 31, 2002.

      In 2003 we expect our total cash payments to members to be at least $24 million for revolvement, cash patronage and estates and age retirements.

RECENT ACCOUNTING PRONOUNCEMENTS

      On January 1, 2003, we adopted Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. Under prior accounting literature, certain costs for exit activities were recognized at the date a company committed to an exit plan. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the three months ended March 31, 2003 includes forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "pro forma," "as adjusted," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

      - OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT OBLIGATIONS AND OPERATE OUR BUSINESS.

      - SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

      - DESPITE OUR SUBSTANTIAL LEVERAGE, WE ARE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR SUBSTANTIAL LEVERAGE.

      - RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS LIMIT OUR ABILITY TO FINANCE FUTURE OPERATIONS OR CAPITAL NEEDS OR ENGAGE IN OTHER BUSINESS ACTIVITIES THAT MAY BE IN OUR INTEREST.

      - IF CHEESE & PROTEIN INTERNATIONAL, LLC DEFAULTS ON ITS LEASE, THE COMPANY MAY BE REQUIRED TO ASSUME CPI'S OBLIGATION UNDER THE LEASE.

      - CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR REVENUES AND CASH FLOW.

      -     COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

      - AN OVERSUPPLY OF FOOD PROTEIN IN THE U.S. MARKET COULD CONTINUE TO REDUCE OUR NET SALES AND CASH FLOWS.

      - CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR OPERATING PROFIT AND THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES TO DECREASE.

      - DECREASE IN MILK SUPPLY COULD DECREASE OUR SALES AND INCREASE OUR COST OF PRODUCTION.

      - WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

      - WE MAY NOT SUCCESSFULLY IMPLEMENT THE STRATEGIES RELATING TO OUR RECENT ACQUISITIONS OR ACHIEVE THE ANTICIPATED BENEFITS FROM THESE ACQUISITIONS.

      - OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

      - PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

      For a discussion of additional factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For the three months ended March 31, 2003 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

      (B) Changes in internal controls.

      There were no significant changes made in our internal controls during the period covered by this report or in other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

      In December 2002, we reached settlements with additional defendants against whom we claimed had illegally fixed the prices for various vitamin and methionine products we purchased. As a result of the settlements, we received net proceeds of approximately $97 million in January 2003. Additional proceeds received in the three months ended March 31, 2003 total $8.9 million. When combined with the settlement proceeds received from similar claims settled since the commencement of these actions, we have received cumulatively approximately $180 million from the settling defendants. We continue to pursue similar claims against several other defendants. With respect to the remaining claims, which represent significantly less than half of the disputed vitamin purchases, we anticipate a Minnesota trial in 2004.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

        EXHIBIT                     DESCRIPTION
          3.1                       Restated Articles of Incorporation of Land O'Lakes, Inc., as
                                    amended, August 1998. (1)

          3.2                       By-Laws of Land O'Lakes Inc., as amended, February 2003*

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

          4.8                       Form of Old Note (included in Exhibit 4.5). (1)

          4.9                       Form of New Note (included in Exhibit 4.5). (1)

         10.1                       AG2AG, LLC, Operating Agreement dated February 28, 2001, as modified by the Bill of Sale, dated December 26, 2002*

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

*     Filed electronically herewith

(B)   REPORTS ON FORM 8-K

      On February 26, 2003 the Company filed a Report on Form 8-K to make available its Annual Report to Stakeholders.

      On April 24, 2003 the Company furnished a Report on Form 8-K to report the filing of a press release containing the Company's first quarter earnings information.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May, 2003.

                         LAND O'LAKES, INC.


                         By  /s/ Daniel Knutson
                           --------------------------------------------------
                            Daniel Knutson
                            Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, John E. Gherty, certify that:

I have reviewed this quarterly report on Form 10-Q of Land O'Lakes Inc.;

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

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                                  By  /s/ John E. Gherty
                                      ------------------
                                  John E. Gherty
                                  President and Chief Executive Officer

I, Daniel Knutson, certify that:

I have reviewed this quarterly report on Form 10-Q of Land O'Lakes Inc.;

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

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                                          By  /s/ Daniel Knutson
                                            ----------------------------------
                                          Daniel Knutson
                                          Senior Vice President
                                          and Chief Financial Officer