Form 10-Q
period 2003-06-30
LAND O LAKES INC
filed 2003-08-14
CIK 1032562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2003*

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _______________ to ________________.

                        Commission file number 333-84486

                               LAND O'LAKES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   Minnesota                             41-0365145
--------------------------------------------------------------------------------
        (State or Other Jurisdiction of               (I.R.S. Employer
        Incorporation or Organization)              Identification No.)

          4001 Lexington Avenue North
            Arden Hills, Minnesota                         55112
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)              (Zip Code)

                                 (651) 481-2222
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12-b-2 of the Act). Yes [ ] No [X]

         The number of shares of the registrant's common stock outstanding as of July 31, 2003: 1,104 shares of Class A common stock, 4,950 shares of Class B common stock, 192 shares of Class C common stock, and 1,140 shares of Class D common stock.

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

         *Although Land O'Lakes, Inc. is not currently required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d), we are filing voluntarily.

                                      INDEX


                                                                                                       PAGE
                                                                                                       ----
PART I. FINANCIAL INFORMATION .....................................................................      3

Item I. Financial Statements ......................................................................      3

LAND O'LAKES, INC
Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002 .................      3
Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002
   (unaudited) ....................................................................................      4
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002
   (unaudited) ....................................................................................      5
Notes to Consolidated Financial Statements (unaudited) ............................................      6

LAND O'LAKES FARMLAND FEED LLC
Consolidated Balance Sheets as of June 30, 2003 (unaudited) and  December 31, 2002 ................     21
Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002
   (unaudited) ....................................................................................     22
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002
   (unaudited) ....................................................................................     23
Notes to Consolidated Financial Statements (unaudited) ............................................     24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .....     36

Item 3. Quantitative and Qualitative Disclosures about Market Risk ................................     54

Item 4. Controls and Procedures ...................................................................     54

PART II. OTHER INFORMATION ........................................................................     55

Item 1. Legal Proceedings .........................................................................     55

Item 6. Exhibits and Reports on Form 8-K ..........................................................     55

SIGNATURES ........................................................................................     57

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,       DECEMBER 31,
                                                                           2003             2002
                                                                       ------------     ------------
                                                                             ($ IN THOUSANDS)
                                                                       (UNAUDITED)
ASSETS

Current assets:
  Cash and short-term investments ................................     $     85,480     $     64,327
  Restricted cash ................................................           20,000               --
  Receivables, net ...............................................          392,856          567,584
  Receivable from legal settlement ...............................               --           96,707
  Inventories ....................................................          485,098          446,386
  Prepaid expenses ...............................................           42,868          189,246
  Other current assets ...........................................           43,745           13,878
                                                                       ------------     ------------
          Total current assets ...................................        1,070,047        1,378,128

Investments ......................................................          598,461          545,592
Property, plant and equipment, net ...............................          563,085          579,860
Property under capital lease .....................................          101,388          105,736
Goodwill, net ....................................................          315,545          323,413
Other intangibles ................................................          103,020          101,770
Other assets .....................................................          204,057          211,823
                                                                       ------------     ------------
          Total assets ...........................................     $  2,955,603     $  3,246,322
                                                                       ============     ============

LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations ...............................     $     52,138     $     37,829
  Current portion of long-term debt ..............................           65,814          104,563
  Current portion of obligation under capital lease ..............            8,867          108,279
  Accounts payable ...............................................          402,731          701,786
  Accrued expenses ...............................................          221,422          204,629
  Patronage refunds payable and other member equities payable ....           10,770           12,388
                                                                       ------------     ------------
          Total current liabilities ..............................          761,742        1,169,474

Long-term debt ...................................................          972,980        1,007,308
Obligation under capital lease ...................................           94,808               --
Employee benefits and other liabilities ..........................          104,210          104,340
Deferred tax liabilities .........................................           27,907               --
Minority interests ...............................................           60,060           53,687

Equities:
  Capital stock ..................................................            2,147            2,190
  Member equities ................................................          872,972          873,659
  Retained earnings ..............................................           58,777           35,664
                                                                       ------------     ------------
          Total equities .........................................          933,896          911,513
                                                                       ------------     ------------
Commitments and contingencies

          Total liabilities and equities .........................     $  2,955,603     $  3,246,322
                                                                       ============     ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                         2003              2002              2003              2002
                                                     ------------      ------------      ------------      ------------
                                                                             ($ IN THOUSANDS)
                                                                                (UNAUDITED)

Net sales ......................................     $  1,396,043      $  1,419,769      $  2,850,495      $  2,952,002
Cost of sales ..................................        1,271,120         1,295,866         2,600,023         2,680,124
                                                     ------------      ------------      ------------      ------------
Gross profit ...................................          124,923           123,903           250,472           271,878

Selling, general and administration ............          110,260           124,193           230,229           251,714
Restructuring and impairment charges ...........            1,775             3,841             2,867             7,276
                                                     ------------      ------------      ------------      ------------
Earnings (loss) from operations ................           12,888            (4,131)           17,376            12,888

Interest expense, net ..........................           16,891            17,401            34,276            34,948
Gain on legal settlements ......................          (10,288)          (32,699)          (19,177)          (32,699)
Gain on sale of intangibles ....................             (550)               --              (550)           (4,184)
Loss (gain) on divestiture of businesses .......              700            (1,205)              700            (1,205)
Gain on sale of investment .....................             (346)               --              (846)               --
Equity in earnings of affiliated companies .....          (51,414)          (44,227)          (50,431)          (34,366)
Minority interest in earnings (loss) of
  subsidiaries .................................            1,427            (1,024)            2,916               (90)
                                                     ------------      ------------      ------------      ------------
Earnings before income taxes ...................           56,468            57,623            50,488            50,484
Income tax expense .............................           11,787             9,327             6,178             3,164
                                                     ------------      ------------      ------------      ------------
Net earnings ...................................     $     44,681      $     48,296      $     44,310      $     47,320
                                                     ============      ============      ============      ============

Applied to:
  Member equities
     Allocated patronage refunds ...............     $     26,070      $     42,222      $     35,864      $     53,796
     Deferred equities .........................             (638)            1,493           (14,531)          (10,593)
                                                     ------------      ------------      ------------      ------------
                                                           25,432            43,715            21,333            43,203
  Retained earnings ............................           19,249             4,581            22,977             4,117
                                                     ------------      ------------      ------------      ------------
                                                     $     44,681      $     48,296      $     44,310      $     47,320
                                                     ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                     2003              2002
                                                                 ------------      ------------
                                                                        ($ IN THOUSANDS)
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings .............................................     $     44,310      $     47,320
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization .........................           54,004            52,447
     Amortization of deferred financing charges ............            1,846             1,587
     Bad debt expense ......................................            1,760             2,636
     Proceeds from patronage revolvement received ..........            1,316               261
     Non-cash patronage income .............................           (1,222)             (203)
     Receivable from legal settlement ......................           96,707                --
     Decrease (increase) in other assets ...................            8,302           (23,336)
     (Decrease) increase in other liabilities ..............             (130)           25,863
     Restructuring and impairment charges ..................            2,867             7,276
     Loss (gain) on divestiture of businesses ..............              700            (1,205)
     Equity in earnings of affiliated companies ............          (50,431)          (34,366)
     Minority interests ....................................            2,916               (90)
     Other .................................................           (4,191)           (2,141)
  Changes in current assets and liabilities, net of
   acquisitions and divestitures:
     Receivables ...........................................          168,241           107,416
     Inventories ...........................................          (37,581)          (57,268)
     Other current assets ..................................          150,298            90,719
     Accounts payable ......................................         (300,513)         (196,464)
     Accrued expenses ......................................           14,155             9,700
                                                                 ------------      ------------
  Net cash provided by operating activities ................          153,354            30,152

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...............          (34,954)          (34,841)
  Payments for investments .................................           (9,675)           (4,669)
  Proceeds from divestiture of businesses ..................              465             1,710
  Proceeds from sale of investments ........................            3,000            21,059
  Proceeds from sale of property, plant and equipment ......            8,015             9,828
  Dividends from investments in affiliated companies .......            2,798             4,929
  Increase in restricted cash ..............................          (20,000)               --
  Other ....................................................            2,980             2,778
                                                                 ------------      ------------
  Net cash (used) provided by investing activities .........          (47,371)              794

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt ..............................           14,309            10,320
  Proceeds from issuance of long-term debt .................            1,202             2,622
  Payments on principal of long-term debt ..................          (73,052)          (60,147)
  Payments on principal of capital lease obligation ........           (4,435)               --
  Payments for redemption of member equities ...............          (23,662)          (36,472)
  Other ....................................................              808             2,008
                                                                 ------------      ------------
  Net cash used by financing activities ....................          (84,830)          (81,669)
                                                                 ------------      ------------
  Net increase (decrease) in cash and short-term
    investments ............................................           21,153           (50,723)
Cash and short-term investments at beginning of period .....           64,327           130,169
                                                                 ------------      ------------
Cash and short-term investments at end of period ...........     $     85,480      $     79,446
                                                                 ============      ============

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during periods for:
  Interest, net of interest capitalized ....................     $     35,585      $     35,784
  Income taxes recovered ...................................     $     (3,743)     $    (27,616)

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated financial statements reflect, in the opinion of the management of Land O'Lakes, Inc. (the "Company"), all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-K. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

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

         On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," (FIN
46). The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003 and no later than July 1, 2003 for variable interest entities created or acquired prior to February 1, 2003. Accordingly, the Company adopted FIN 46 on July 1, 2003 and expects to begin consolidating its joint venture in MoArk, LLC, an egg production and marketing company, in the third quarter of 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations and financial condition.

         In May, 2003, The FASB issued Statement of Financial Accounting Standards 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" The standard establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The standard is effective for the Company January 1, 2004, and the Company does not currently expect this standard to have a material impact on its results of operations or financial position. The Company already classifies its Capital Securities as long-term debt and the related financing costs as interest expense.

2. RESTRICTED CASH

    On March 28, 2003, Cheese & Protein International ("CPI"), a consolidated joint venture, amended its lease for property and equipment relating to its cheese manufacturing and whey processing plant in Tulare, California. The amendment postponed the measurement of the fixed charge coverage ratio requirement until March 2005. The amendment requires Land O'Lakes to maintain a $20 million cash account (which may be replaced by a letter of credit at the Company's option) to support the lease. The cash account or letter of credit would only be drawn upon in the event of a CPI default, and would reduce amounts otherwise due under the lease. The requirement would be lifted pending the achievement of certain financial targets by CPI.

3. RECEIVABLES

    A summary of receivables is as follows:

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2003             2002
                                                                      ------------     ------------
     Trade accounts .............................................     $    234,745     $    237,106
     Notes and contracts ........................................           58,737           44,565
     Notes from sale of trade receivables (see Note 4) ..........           75,111          225,144
     Other ......................................................           44,380           79,024
                                                                      ------------     ------------
                                                                           412,973          585,839
     Less allowance for doubtful accounts .......................           20,117           18,255
                                                                      ------------     ------------
     Total receivables, net .....................................     $    392,856     $    567,584
                                                                      ============     ============

    A substantial portion of Land O'Lakes receivables is concentrated in the agricultural industry. Collections of these receivables may be dependent upon economic returns from farm crop and livestock production. The Company's credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.

4. RECEIVABLES PURCHASE FACILITY

    In December 2001, the Company established a $100.0 million receivables purchase facility with CoBank, ACB ("CoBank"). A wholly-owned, unconsolidated qualifying special purpose entity ("QSPE") was established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the QSPE. The transfers of the receivables from the Company to the QSPE are structured as sales and, accordingly, the receivables transferred to the QSPE are not reflected in the consolidated balance sheet. However, the Company retains credit risk related to the repayment of the notes receivable with the QSPE, which, in turn, is dependent upon the credit risk of the QSPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At June 30, 2003, $80.0 million was outstanding under this facility. The total accounts receivable sold during the three months ended June 30, 2003 and 2002 were $571.9 million and $610.7 million, respectively. The total accounts receivable sold during the six months ended June 30, 2003 and 2002 were $1,244.7 million and $1,264.8 million, respectively.

5. INVENTORIES

    A summary of inventories is as follows:

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2003             2002
                                                                      ------------     ------------
     Raw materials ..............................................     $    142,086     $    141,849
     Work in process ............................................           34,288           33,707
     Finished goods .............................................          308,724          270,830
                                                                      ------------     ------------
     Total inventories ..........................................     $    485,098     $    446,386
                                                                      ============     ============

6. INVESTMENTS

    A summary of investments is as follows:

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2003             2002
                                                                      ------------     ------------
     CF Industries, Inc. ........................................     $    249,502     $    249,502
     Agriliance LLC .............................................          135,611           91,629
     MoArk LLC ..................................................           56,731           44,678
     Ag Processing Inc. .........................................           38,304           37,854
     Advanced Food Products LLC .................................           27,943           27,418
     CoBank, ACB ................................................           20,921           22,061
     Universal Cooperatives .....................................            6,473            6,473
     Melrose Dairy Proteins, LLC ................................            5,628            6,579
     Prairie Farms Dairy, Inc. ..................................            5,440            5,092
     Other -- principally cooperatives and joint ventures .......           51,908           54,306
                                                                      ------------     ------------
     Total investments ..........................................     $    598,461     $    545,592
                                                                      ============     ============

7. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The carrying amount of goodwill is as follows:

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2003             2002
                                                                      ------------     ------------
     Dairy Foods ................................................     $     66,260     $     66,718
     Feed .......................................................          156,463          156,839
     Seed .......................................................           13,423           16,948
     Swine ......................................................              620              647
     Agronomy ...................................................           66,778           69,823
     Other ......................................................           12,001           12,438
                                                                      ------------     ------------
     Total goodwill .............................................     $    315,545     $    323,413
                                                                      ============     ============

    Goodwill decreases in Dairy Foods, Feed, Swine, Agronomy and Other were due to amortization on joint ventures and cooperatives. The goodwill decrease of $3.5 million in the Seed segment was related to amortization and reclassifications.

OTHER INTANGIBLE ASSETS

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2003             2002
                                                                      ------------     ------------
     Amortized other intangible assets:
       Trademarks, less accumulated amortization
          of $1,498 and $1,615, respectively ....................     $      2,471     $      2,725
       Patents, less accumulated amortization of
          $1,997 and $1,394, respectively .......................           14,376           14,979
       Agreements not to compete, less accumulated
          amortization of $2,630 and $2,324, respectively .......            1,570            1,976
       Other intangible assets, less accumulated
          amortization of $7,004 and $7,343, respectively .......            7,640            5,127
                                                                      ------------     ------------
     Total amortized other intangible assets ....................           26,057           24,807
     Total non-amortized other intangible assets - trademarks ...           76,963           76,963
                                                                      ------------     ------------

     Total other intangible assets ..............................     $    103,020     $    101,770
                                                                      ============     ============

    Amortization expense for the three months ended June 30, 2003 and 2002 was $1.2 million and $1.2 million, respectively. Amortization expense for the six months ended June 30, 2003 and 2002 was $2.3 million and $2.5 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $3.0 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 12 years.

8. RESTRUCTURING AND IMPAIRMENT CHARGES

RESTRUCTURING CHARGES

    For the three months ended June 30, 2003, the Company recorded restructuring charges of $1.5 million. Of this amount, Dairy Foods recorded a restructuring charge of $0.6 million which represented severance costs as a result of the planned closing of a facility in the Upper Midwest. Feed recorded a restructuring charge of $0.6 million which represented severance costs related to closing feed plants, and Seed recorded a restructuring charge of $0.3 million for severance costs related to closing a facility.

    For the six months ended June 30, 2003, the Company recorded restructuring charges of $2.5 million. Of this amount, Dairy Foods recorded a restructuring charge of $1.0 million which represented severance costs for 44 employees as a result of closing a facility in the Upper Midwest and recorded $0.6 million for the planned closure of another facility. Feed recorded a restructuring charge of $0.6 million which represented severance costs related to closing feed plants, and Seed recorded a restructuring charge of $0.3 million for severance costs related to closing a facility.

    For the three months ended June 30, 2002, the Company recorded restructuring charges of $1.7 million. Of this amount, Dairy Foods recorded a restructuring charge of $1.6 million which represented severance and outplacement costs for 82 employees for the Faribault, MN plant closure. Feed recorded a restructuring charge of $0.1 million which represented severance costs related to closing feed plants.

    For the six months ended June 30, 2002, the Company recorded restructuring charges of $4.4 million. Of this amount, Feed recorded a restructuring charge of $2.8 million which represented severance and outplacement costs for 136 employees at the Ft. Dodge, IA office facility and other feed plant facilities and Dairy Foods recorded a restructuring charge of $1.6 million which represented severance and outplacement costs for 82 employees for the Faribault, MN plant closure.

    A summary of restructuring activities and resulting reserve for the six months ended June 30, 2003 is as follows:

                                          BALANCE                                             BALANCE
                                        DECEMBER 31,       CHARGE TO         UTILIZED         JUNE 30,
                                            2002            EXPENSE          IN 2003            2003
                                        ------------     ------------     ------------      ------------

     Termination benefits .........     $      8,871     $      2,525     $     (8,071)     $      3,325
     Other ........................            1,604               --             (492)            1,112
                                        ------------     ------------     ------------      ------------
     Total ........................     $     10,475     $      2,525     $     (8,563)     $      4,437
                                        ============     ============     ============      ============

IMPAIRMENT CHARGES

    For the three months ended June 30, 2003 the Company recorded impairment charges of $0.3 million in the Seed segment for the impairment of certain assets. For the six months ended June 30, 2003 the Company recorded impairment charges of $0.3 million in the Seed segment and $0.1 million in the Feed segment for write downs of certain plant assets to their estimated fair value.

    For the three months ended June 30, 2002 the Company recorded an impairment charge of $2.2 million which was made up of a $1.3 million write-down of the Faribault, MN plant and $0.9 million represented a write-down of certain feed plant assets to their estimated fair value. For the six months ended June 30, 2002 the Company recorded an impairment charge of $2.9 million which was made up of a $1.3 million write-down of the Faribault, MN plant and $1.6 million represented a write-down of certain feed plant assets to their estimated fair value.

9. GAIN ON LEGAL SETTLEMENTS

    During the six months ended June 30, 2003 and 2002, the Company recognized gains on legal settlements of $19.2 million and $32.7 million, respectively, of which $10.3 million was recognized in the three months ended June 30, 2003, and $32.7 million was recognized in the three months ended June 30, 2002. The gains represent cash received from product suppliers against whom the Company alleged certain price-fixing claims.

10. GAIN ON SALE OF INTANGIBLES

    In the six months ended June 30, 2003, the Company recorded a $0.6 million gain on the sale of a customer list relating to the divestiture of a joint venture in Taiwan. In the six months ended June 30, 2002, the Company recorded a $4.2 million gain on the sale of a customer list pertaining to the feed phosphate distribution business.

11. LOSS (GAIN) ON DIVESTITURE OF BUSINESSES

    For the six months ended June 30, 2003, the Company recorded a loss of $0.7 million on the divestiture of a Feed business in Taiwan. For the six months ended June 30, 2002, the Company recorded a gain of $1.2 million primarily on the divestiture of a Dairy Foods Poland business.

12. GAIN ON SALE OF INVESTMENT

    For the three and six months ended June 30, 2003, the Company recorded gains of $0.3 million and $0.8 million, respectively, on the sale of a Feed investment in a swine joint venture.

13. DEBT OBLIGATIONS

    In the six months ended June 30, 2003, the Company made payments on Term A loan of $45.1 million and Term B loan of $26.5 million, of which $50.0 million was a voluntary prepayment. The weighted average interest rates on short-term borrowings and notes outstanding at June 30, 2003 and December 31, 2002 were 3.44% and 3.51%, respectively.

14. SEGMENT INFORMATION

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

    The Crop Seed segment is a supplier and distributor of crop seed products in the United States. A variety of crop seed is sold, including alfalfa, soybeans, corn, forage and turf grasses.

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

                                    DAIRY FOODS      FEED          SEED          SWINE       AGRONOMY        OTHER      CONSOLIDATED
                                    -----------   -----------   -----------   -----------   -----------   -----------   ------------
FOR THE THREE MONTHS ENDED
JUNE 30, 2003
  Net sales ......................  $   665,294   $   593,687   $   111,097   $    22,501   $        --   $     3,464   $ 1,396,043
  Cost of sales ..................      626,143       526,641        95,441        21,045            --         1,850     1,271,120
  Selling, general and
    administration ...............       33,121        59,931         9,746         1,327         3,357         2,778       110,260
  Restructuring and impairment
    charges ......................          600           615           560            --            --            --         1,775
  Interest expense, net ..........        7,727         4,176           331         1,351         2,410           896        16,891
  Gain on legal settlements ......          (38)      (10,250)           --            --            --            --       (10,288)
  Gain on sale of intangible .....           --          (550)           --            --            --            --          (550)
  Loss on divestiture of business            --           700            --            --            --            --           700
  Gain on sale of investment .....           --          (346)           --            --            --            --          (346)
  Equity in earnings of affiliated
    companies ....................       (1,760)         (176)           --           (75)      (47,784)       (1,619)      (51,414)
  Minority interest in earnings
    of subsidiaries ..............           --         1,427            --            --            --            --         1,427
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
  (Loss) earnings before income
    taxes ........................  $      (499)  $    11,519   $     5,019   $    (1,147)  $    42,017   $      (441)  $    56,468
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========

FOR THE THREE MONTHS ENDED
JUNE 30, 2002
  Net sales ......................  $   710,302   $   587,160   $    97,189   $    21,814   $        --   $     3,304   $ 1,419,769
  Cost of sales ..................      671,966       516,918        83,087        22,111            --         1,784     1,295,866
  Selling, general and
    administration ...............       40,135        63,733        10,180         1,568         5,941         2,636       124,193
  Restructuring and impairment
    charges ......................        2,800         1,041            --            --            --            --         3,841
  Interest expense, net ..........        5,437         7,071           743         1,252         2,211           687        17,401
  Gain on legal settlements ......         (828)      (31,871)           --            --            --            --       (32,699)
  (Gain) loss on divestiture of
    businesses ...................       (1,281)           --            --            --            --            76        (1,205)
  Equity in (earnings) loss of
    affiliated companies .........         (467)         (110)         (201)          365       (49,172)        5,358       (44,227)
  Minority interest in (loss)
    earnings of subsidiaries .....       (2,032)          971            --            --            --            37        (1,024)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
  (Loss) earnings before income
    taxes ........................  $    (5,428)  $    29,407   $     3,380   $    (3,482)  $    41,020   $    (7,274)  $    57,623
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========

                                    DAIRY FOODS      FEED          SEED          SWINE       AGRONOMY        OTHER      CONSOLIDATED
                                    -----------   -----------   -----------   -----------   -----------   -----------   ------------
FOR THE SIX MONTHS ENDED
JUNE 30, 2003
  Net sales ......................  $ 1,301,238   $ 1,196,153   $   302,992   $    43,666   $        --   $     6,446   $ 2,850,495
  Cost of sales ..................    1,234,249     1,056,570       262,275        43,281            --         3,648     2,600,023
  Selling, general and
    administration ...............       72,583       119,900        23,139         2,689         6,683         5,235       230,229
  Restructuring and impairment
    charges ......................        1,600           707           560            --            --            --         2,867
  Interest expense, net ..........       14,049         9,965         1,377         2,624         4,742         1,519        34,276
  Gain on legal settlements ......          (38)      (19,139)           --            --            --            --       (19,177)
  Gain on sale of intangible .....           --          (550)           --            --            --            --          (550)
  Loss on divestiture of business            --           700            --            --            --            --           700
  Gain on sale of investment .....           --          (846)           --            --            --            --          (846)
  Equity in (earnings) loss of
    affiliated companies .........       (1,130)         (732)           --           290       (44,637)       (4,222)      (50,431)
  Minority interest in earnings
    of subsidiaries ..............           --         2,916            --            --            --            --         2,916
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
  (Loss) earnings before income
    taxes ........................  $   (20,075)  $    26,662   $    15,641   $    (5,218)  $    33,212   $       266   $    50,488
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========

FOR THE SIX MONTHS ENDED
JUNE 30, 2002
  Net sales ......................  $ 1,441,430   $ 1,205,723   $   252,892   $    45,694   $        --   $     6,263   $ 2,952,002
  Cost of sales ..................    1,358,029     1,061,414       213,655        43,628            --         3,398     2,680,124
  Selling, general and
    administration ...............       84,676       126,050        23,157         3,229         9,488         5,114       251,714
  Restructuring and impairment
    charges ......................        2,800         4,476            --            --            --            --         7,276
  Interest expense, net ..........        9,795        15,100         1,716         2,637         4,298         1,402        34,948
  Gain on legal settlements ......         (828)      (31,871)           --            --            --            --       (32,699)
  Gain on sale of intangible .....           --        (4,184)           --            --            --            --        (4,184)
  (Gain) loss on divestiture of
    businesses ...................       (1,281)           --            --            --            --            76        (1,205)
  Equity in loss (earnings) of
    affiliated companies .........           63          (568)         (105)          204       (39,366)        5,406       (34,366)
  Minority interest in (loss)
    earnings of subsidiaries .....       (2,569)        2,370            --            --            --           109           (90)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
  (Loss) earnings before income
    taxes ........................  $    (9,255)  $    32,936   $    14,469   $    (4,004)  $    25,580   $    (9,242)  $    50,484
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========

15. CONSOLIDATING FINANCIAL INFORMATION

    The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly-owned and majority-owned subsidiaries and limited liability companies (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

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

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2003

                                         LAND
                                        O'LAKES,     WHOLLY-      MAJORITY-
                                          INC.        OWNED         OWNED
                                         PARENT    CONSOLIDATED  CONSOLIDATED   NON-GUARANTOR
                                        COMPANY     GUARANTORS    GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      ----------- -------------  ------------   -------------   ------------   ------------
                                                         (UNAUDITED)

                                                           ASSETS
Current assets:
  Cash and short-term investments .   $    79,315   $     2,824   $      (620)   $     3,961    $        --    $    85,480
  Restricted cash .................        20,000            --            --             --             --         20,000
  Receivables, net ................       370,024        17,484       144,153         48,959       (187,764)       392,856
  Inventories .....................       307,592        55,345       111,941         10,220             --        485,098
  Prepaid expenses ................        30,543         3,262         8,263            800             --         42,868
  Other current assets ............        41,881         1,191            --            673             --         43,745
                                      -----------   -----------   -----------    -----------    -----------    -----------
       Total current assets .......       849,355        80,106       263,737         64,613       (187,764)     1,070,047

Investments .......................     1,256,891           223        19,236          2,063       (679,952)       598,461
Property, plant and equipment,
  net .............................       255,009        21,059       236,319         50,698             --        563,085
Property under capital lease ......            --            --            --        101,388             --        101,388
Goodwill, net .....................       190,067         3,224       122,038            216             --        315,545
Other intangibles .................         4,979           670        96,277          1,094             --        103,020
Other assets ......................       147,498         1,225        26,967         47,467        (19,100)       204,057
                                      -----------   -----------   -----------    -----------    -----------    -----------
       Total assets ...............   $ 2,703,799   $   106,507   $   764,574    $   267,539    $  (886,816)   $ 2,955,603
                                      ===========   ===========   ===========    ===========    ===========    ===========

                                                  LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
     obligations ..................   $       721   $     2,872   $       725    $    77,709    $   (29,889)   $    52,138
  Current portion of long-term
     debt .........................        65,797        61,335            --             --        (61,318)        65,814
  Current portion of obligation
     under capital lease ..........            --            --            --          8,867             --          8,867
  Accounts payable ................       389,095        16,620        80,246         13,515        (96,745)       402,731
  Accrued expenses ................       191,722         2,580        33,341          3,071         (9,292)       221,422
  Patronage refunds and other
    member equities payable .......        10,770            --            --             --             --         10,770
                                      -----------   -----------   -----------    -----------    -----------    -----------
       Total current liabilities ..       658,105        83,407       114,312        103,162       (197,244)       761,742

Long-term debt ....................       957,075        10,160            --         15,365         (9,620)       972,980
Obligation under capital lease ....            --            --            --         94,808             --         94,808
Employee benefits and other
  liabilities .....................        76,503            59        26,586          1,062             --        104,210
Deferred tax liability ............        26,641         1,263            --              3             --         27,907
Minority interests ................        51,579            --         2,938          5,543             --         60,060
Equities:
  Capital stock ...................         2,147           966       508,035         73,847       (582,848)         2,147
  Member equities .................       872,972            --            --             --             --        872,972
  Retained earnings ...............        58,777        10,652       112,703        (26,251)       (97,104)        58,777
                                      -----------   -----------   -----------    -----------    -----------    -----------
       Total equities .............       933,896        11,618       620,738         47,596       (679,952)       933,896
                                      -----------   -----------   -----------    -----------    -----------    -----------
Commitments and contingencies

Total liabilities and
  equities ........................   $ 2,703,799   $   106,507   $   764,574    $   267,539    $  (886,816)   $ 2,955,603
                                      ===========   ===========   ===========    ===========    ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                             LAND
                                            O'LAKES,       WHOLLY-        MAJORITY-
                                              INC.          OWNED          OWNED
                                             PARENT      CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                             COMPANY      GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                           -----------   ------------   ------------   -------------   ------------   ------------
                                                                (UNAUDITED)

Net sales ..............................   $   736,672    $    43,764    $   579,566    $    36,041    $        --    $ 1,396,043
Cost of sales ..........................       671,221         42,484        515,107         42,308             --      1,271,120
                                           -----------    -----------    -----------    -----------    -----------    -----------
Gross profit ...........................        65,451          1,280         64,459         (6,267)            --        124,923

Selling, general and administration ....        50,807          3,288         57,805         (1,640)            --        110,260
Restructuring and impairment charges ...           600            560            615             --             --          1,775
                                           -----------    -----------    -----------    -----------    -----------    -----------

Earnings (loss) from operations ........        14,044         (2,568)         6,039         (4,627)            --         12,888

Interest expense (income), net .........        17,399            674         (2,153)           971             --         16,891
Gain on legal settlements ..............        (8,154)            --         (2,134)            --             --        (10,288)
Gain on sale of intangible .............            --             --             --           (550)            --           (550)
Loss on divestiture of business ........           700             --             --             --             --            700
Gain on sale of investment .............            --             --           (346)            --             --           (346)
Equity in (earnings) loss of
  affiliated companies .................       (55,702)            --             (9)            --          4,297        (51,414)
Minority interest in earnings of
  of subsidiaries ......................           868             --            375            184             --          1,427
                                           -----------    -----------    -----------    -----------    -----------    -----------
Earnings (loss) before income taxes ....        58,933         (3,242)        10,306         (5,232)        (4,297)        56,468
Income tax  expense (benefit) ..........        14,252           (203)          (162)        (2,100)            --         11,787
                                           -----------    -----------    -----------    -----------    -----------    -----------
Net earnings (loss) ....................   $    44,681    $    (3,039)   $    10,468    $    (3,132)   $    (4,297)   $    44,681
                                           ===========    ===========    ===========    ===========    ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                              LAND
                                             O'LAKES,       WHOLLY-       MAJORITY-
                                               INC.          OWNED          OWNED
                                              PARENT      CONSOLIDATED   CONSOLIDATED  NON-GUARANTOR
                                             COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           -----------    ------------   ------------  -------------   ------------   ------------
                                                                  (UNAUDITED)

Net sales ..............................   $ 1,514,072    $    98,702    $ 1,169,051    $    68,670    $        --    $ 2,850,495
Cost of sales ..........................     1,396,792         93,326      1,033,781         76,124             --      2,600,023
                                           -----------    -----------    -----------    -----------    -----------    -----------
Gross profit ...........................       117,280          5,376        135,270         (7,454)            --        250,472

Selling, general and administration ....       105,254          6,449        115,550          2,976             --        230,229
Restructuring and impairment charges ...         1,600            560            707             --             --          2,867
                                           -----------    -----------    -----------    -----------    -----------    -----------

Earnings (loss) from operations ........        10,426         (1,633)        19,013        (10,430)            --         17,376

Interest expense (income), net .........        35,570          1,341         (3,280)           645             --         34,276
Gain on legal settlements ..............       (16,175)            --         (3,002)            --             --        (19,177)
Gain on sale of intangible .............            --             --             --           (550)            --           (550)
Loss on divestiture of business ........           700             --             --             --             --            700
Gain on sale of investment .............            --             --           (846)            --             --           (846)
Equity in (earnings) loss of
  affiliated companies .................       (66,650)            --           (556)            --         16,775        (50,431)
Minority interest in earnings of
  subsidiaries .........................         2,177             --            371            368             --          2,916
                                           -----------    -----------    -----------    -----------    -----------    -----------
Earnings (loss) before income taxes ....        54,804         (2,974)        26,326        (10,893)       (16,775)        50,488
Income tax expense (benefit) ...........        10,494             79             --         (4,395)            --          6,178
                                           -----------    -----------    -----------    -----------    -----------    -----------
Net earnings (loss) ....................   $    44,310    $    (3,053)   $    26,326    $    (6,498)   $   (16,775)   $    44,310
                                           ===========    ===========    ===========    ===========    ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                   LAND
                                                  O'LAKES,     WHOLLY-       MAJORITY-
                                                    INC.        OWNED          OWNED
                                                   PARENT    CONSOLIDATED   CONSOLIDATED  NON-GUARANTOR
                                                  COMPANY     GUARANTORS     GUARANTORS    SUBSIDIARIES ELIMINATIONS   CONSOLIDATED
                                                -----------  ------------   ------------  ------------- ------------   ------------
                                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss) ........................  $    44,310  $    (3,053)   $    26,326    $    (6,498) $   (16,775)   $    44,310
  Adjustments to reconcile net earnings
    (loss) to net cash provided (used)
    by operating activities:
      Depreciation and amortization ..........       28,749        1,502         19,881          3,872           --         54,004
      Amortization of deferred financing
        charges ..............................        1,846           --             --             --           --          1,846
      Bad debt expense .......................          621           --          1,139             --           --          1,760
      Proceeds from patronage revolvement
        received .............................        1,316           --             --             --           --          1,316
      Non-cash patronage income ..............       (1,222)          --             --             --           --         (1,222)
      Receivable from legal settlement .......       90,707           --          6,000             --           --         96,707
      Decrease (increase) in other assets ....       33,665       11,514           (520)        (2,566)     (33,791)         8,302
      Increase (decrease) in other
        liabilities ..........................        1,974          (11)        (1,810)          (283)          --           (130)
      Restructuring and impairment
        charges ..............................        1,600          560            707             --           --          2,867
      Loss on divestiture of business ........          700           --             --             --           --            700
      Equity in (earnings) loss of
        affiliated companies .................      (66,650)          --           (556)            --       16,775        (50,431)
      Minority interest ......................        2,177           --            371            368           --          2,916
      Other ..................................       (4,789)         879         (1,606)         1,325           --         (4,191)
  Changes in current assets and
    liabilities, net of acquisitions
    and divestitures:
      Receivables ............................       35,177       12,573         66,772         (3,583)      57,302        168,241
      Inventories ............................      (53,734)      19,052         (1,658)        (1,241)          --        (37,581)
      Other current assets ...................      148,871          724          1,263           (560)          --        150,298
      Accounts payable .......................     (114,289)     (51,709)       (39,242)        (5,038)     (90,235)      (300,513)
      Accrued expenses .......................       34,774          936        (16,033)        (1,455)      (4,067)        14,155
                                                -----------  -----------    -----------    -----------  -----------    -----------
  Net cash provided (used) by operating
    activities ...............................      185,803       (7,033)        61,034        (15,659)     (70,791)       153,354

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and
    equipment ................................      (23,517)        (499)        (9,257)        (1,681)          --        (34,954)
  Payments for investments ...................       (9,675)          --             --             --           --         (9,675)
  Proceeds from divestiture of business ......          465           --             --             --           --            465
  Proceeds from sale of investments ..........           --           --          3,000             --           --          3,000
  Proceeds from sale of property, plant
    and equipment ............................        3,081        1,069          2,157          1,708           --          8,015
  Dividends from investments in
    affiliated companies .....................        2,798           --             --             --           --          2,798
  Increase in restricted cash ................      (20,000)          --             --             --           --        (20,000)
  Other ......................................          440           --          2,540             --           --          2,980
                                                -----------  -----------    -----------    -----------  -----------    -----------
  Net cash (used) provided by investing
    activities ...............................      (46,408)         570         (1,560)            27           --        (47,371)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease) increase in short-term
    debt .....................................      (26,417)      (3,574)           963         11,488       31,849         14,309
  Proceeds from issuance of long-term
    debt .....................................        1,202           --             --             --           --          1,202
  Payments on principal of long-term
    debt .....................................      (70,345)         (37)       (59,588)        (2,658)      59,576        (73,052)
  Payments on principal of capital
    lease obligation .........................           --           --             --         (4,435)          --         (4,435)
  Payments for redemption of member
    equities .................................      (23,662)          --             --             --           --        (23,662)
  Other ......................................          808       10,314             (8)        10,328      (20,634)           808
                                                -----------  -----------    -----------    -----------  -----------    -----------
  Net cash (used) provided by financing
    activities ...............................     (118,414)       6,703        (58,633)        14,723       70,791        (84,830)
                                                -----------  -----------    -----------    -----------  -----------    -----------
  Net increase (decrease) in cash and
    short-term investment ....................       20,981          240            841           (909)          --         21,153
Cash and short-term investments at
    beginning of period ......................       58,334        2,584         (1,461)         4,870           --         64,327
                                                -----------  -----------    -----------    -----------  -----------    -----------
Cash and short-term investments at end
    of period ................................  $    79,315  $     2,824    $      (620)   $     3,961  $        --    $    85,480
                                                ===========  ===========    ===========    ===========  ===========    ===========


                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                              LAND
                                             O'LAKES,       WHOLLY-       MAJORITY-
                                               INC.          OWNED          OWNED
                                              PARENT      CONSOLIDATED   CONSOLIDATED  NON-GUARANTOR
                                             COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           -----------    ------------   ------------  -------------   ------------   ------------
                                                                  (UNAUDITED)

                                                                    ASSETS
Current assets:
  Cash and short-term investments ......   $    58,334   $     2,584   $    (1,461)   $     4,870    $        --    $    64,327
  Receivables, net .....................       472,165        30,057       150,447         45,377       (130,462)       567,584
  Receivable from legal settlement .....        90,707            --         6,000             --             --         96,707
  Inventories ..........................       254,517        74,397       108,493          8,979             --        446,386
  Prepaid expenses .....................       176,541         4,840         7,625            240             --        189,246
  Other current assets .................        12,868           337            --            673             --         13,878
                                           -----------   -----------   -----------    -----------    -----------    -----------
       Total current assets ............     1,065,132       112,215       271,104         60,139       (130,462)     1,378,128

Investments ............................     1,163,031         1,102        20,777          2,496       (641,814)       545,592
Property, plant and equipment, net .....       260,078        23,131       246,402         50,249             --        579,860
Property under capital lease ...........            --            --            --        105,736             --        105,736
Goodwill, net ..........................       187,755        13,172       121,673            813             --        323,413
Other intangibles ......................         4,243           723        96,455            349             --        101,770
Other assets ...........................       150,909         2,738        27,064         45,049        (13,937)       211,823
                                           -----------   -----------   -----------    -----------    -----------    -----------
       Total assets ....................   $ 2,831,148   $   153,081   $   783,475    $   264,831    $  (786,213)   $ 3,246,322
                                           ===========   ===========   ===========    ===========    ===========    ===========

                                                               LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations .....   $    27,040   $     2,818   $        59    $    66,174    $   (58,262)   $    37,829
  Current portion of long-term debt ....       104,347        64,963            --             47        (64,794)       104,563
  Obligation under capital lease .......            --            --            --        108,279             --        108,279
  Accounts payable .....................       503,851        68,329       117,563         18,553         (6,510)       701,786
  Accrued expenses .....................       158,323         1,644        45,361          4,526         (5,225)       204,629
  Patronage refunds and other
    member equities payable ............        12,388            --            --             --             --         12,388
                                           -----------   -----------   -----------    -----------    -----------    -----------
       Total current liabilities .......       805,949       137,754       162,983        197,579       (134,791)     1,169,474

Long-term debt .........................       988,696        10,197            --         18,023         (9,608)     1,007,308
Employee benefits and other
  liabilities ..........................        75,588         1,333        26,071          1,348             --        104,340
Minority interests .....................        49,402            --            --          4,285             --         53,687
Equities:
  Capital stock ........................         2,190         1,084       507,956         61,123       (570,163)         2,190
  Member equities ......................       873,659            --            --             --             --        873,659
  Retained earnings ....................        35,664         2,713        86,465        (17,527)       (71,651)        35,664
                                           -----------   -----------   -----------    -----------    -----------    -----------
       Total equities ..................       911,513         3,797       594,421         43,596       (641,814)       911,513
                                           -----------   -----------   -----------    -----------    -----------    -----------
Commitments and contingencies

Total liabilities and equities .........   $ 2,831,148   $   153,081   $   783,475    $   264,831    $  (786,213)   $ 3,246,322
                                           ===========   ===========   ===========    ===========    ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                              LAND
                                             O'LAKES,       WHOLLY-       MAJORITY-
                                               INC.          OWNED          OWNED
                                              PARENT      CONSOLIDATED   CONSOLIDATED  NON-GUARANTOR
                                             COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           -----------    ------------   ------------  -------------   ------------   ------------
                                                                  (UNAUDITED)

Net sales ..............................   $   780,706    $    53,935    $   562,755    $    22,373    $        --    $ 1,419,769
Cost of sales ..........................       738,367         36,210        494,064         27,225             --      1,295,866
                                           -----------    -----------    -----------    -----------    -----------    -----------
Gross profit ...........................        42,339         17,725         68,691         (4,852)            --        123,903

Selling, general and administration ....        48,102         16,661         60,055           (625)            --        124,193
Restructuring and impairment charges ...         2,800             --          1,041             --             --          3,841
                                           -----------    -----------    -----------    -----------    -----------    -----------
(Loss) earnings from operations ........        (8,563)         1,064          7,595         (4,227)            --         (4,131)

Interest expense (income), net .........        17,162          1,039           (646)          (154)            --         17,401
Gain on legal settlements ..............       (32,699)            --             --             --             --        (32,699)
Loss (gain) on divestiture of
  businesses............................           364             --             --         (1,569)            --         (1,205)
Equity in (earnings) loss of
  affiliated companies .................       (48,890)            --            (33)            --          4,696        (44,227)
Minority interest in (loss)
  earnings of subsidiaries .............        (1,886)            --            122            740             --         (1,024)
                                           -----------    -----------    -----------    -----------    -----------    -----------
Earnings (loss) before income taxes ....        57,386             25          8,152         (3,244)        (4,696)        57,623
Income tax expense (benefit) ...........         9,090            181            (94)           150             --          9,327
                                           -----------    -----------    -----------    -----------    -----------    -----------
Net earnings (loss) ....................   $    48,296    $      (156)   $     8,246    $    (3,394)   $    (4,696)   $    48,296
                                           ===========    ===========    ===========    ===========    ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                              LAND
                                             O'LAKES,       WHOLLY-       MAJORITY-
                                               INC.          OWNED          OWNED
                                              PARENT      CONSOLIDATED   CONSOLIDATED  NON-GUARANTOR
                                             COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           -----------    ------------   ------------  -------------   ------------   ------------
                                                                  (UNAUDITED)

Net sales ..............................   $ 1,645,505    $   103,901    $ 1,152,708    $    49,888    $        --    $ 2,952,002
Cost of sales ..........................     1,535,444         80,053      1,012,202         52,425             --      2,680,124
                                           -----------    -----------    -----------    -----------    -----------    -----------
Gross profit ...........................       110,061         23,848        140,506         (2,537)            --        271,878

Selling, general and administration ....       106,434         22,783        118,887          3,610             --        251,714
Restructuring and impairment
  charges ..............................         2,800             --          4,476             --             --          7,276
                                           -----------    -----------    -----------    -----------    -----------    -----------
Earnings (loss) from operations ........           827          1,065         17,143         (6,147)            --         12,888

Interest expense (income), net .........        34,573          2,032         (1,439)          (218)            --         34,948
Gain on legal settlements ..............       (32,699)            --             --             --             --        (32,699)
Gain on sale of intangible .............            --             --         (4,184)            --             --         (4,184)
Loss (gain) on divestiture of
  businesses ...........................           364             --             --         (1,569)            --         (1,205)
Equity in (earnings) loss of
  affiliated companies .................       (50,652)            --           (236)            --         16,522        (34,366)
Minority interest in (loss)
  earnings of subsidiaries .............          (716)            --            308            318             --            (90)
                                           -----------    -----------    -----------    -----------    -----------    -----------
Earnings (loss) before income taxes ....        49,957           (967)        22,694         (4,678)       (16,522)        50,484
Income tax expense (benefit) ...........         2,637            413           (496)           610             --          3,164
                                           -----------    -----------    -----------    -----------    -----------    -----------
Net earnings (loss) ....................   $    47,320    $    (1,380)   $    23,190    $    (5,288)   $   (16,522)   $    47,320
                                           ===========    ===========    ===========    ===========    ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                LAND
                                               O'LAKES,       WHOLLY-       MAJORITY-
                                                 INC.          OWNED          OWNED
                                                PARENT      CONSOLIDATED   CONSOLIDATED  NON-GUARANTOR
                                               COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             -----------    ------------   ------------  -------------   ------------   ------------
                                                                    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ....................   $    47,320    $    (1,380)   $    23,190    $    (5,288)   $   (16,522)   $    47,320
  Adjustments to reconcile net earnings
    (loss) to net cash provided (used)
    by operating activities:
      Depreciation and amortization ......        25,231          1,920         23,728          1,568             --         52,447
      Amortization of deferred financing
        charges ..........................         1,587             --             --             --             --          1,587
      Bad debt expense ...................           786             --          1,850             --             --          2,636
      Proceeds from patronage revolvement
        received .........................           261             --             --             --             --            261
      Non-cash patronage income ..........          (203)            --             --             --             --           (203)
      (Increase) decrease in other assets        (20,620)         1,251         (5,115)         6,952         (5,804)       (23,336)
      Increase (decrease) in other
        liabilities ......................        28,465           (153)        (2,448)            (1)            --         25,863
      Restructuring and impairment
        charges ..........................         2,800             --          4,476             --             --          7,276
      Loss (gain) on divestiture of
        businesses .......................           364             --             --         (1,569)            --         (1,205)
      Equity in (earnings) loss of
        affiliated companies .............       (50,652)            --           (236)            --         16,522        (34,366)
      Minority interest ..................          (716)            --            308            318             --            (90)
      Other ..............................          (842)            --             66         (1,365)            --         (2,141)
  Changes in current assets and
    liabilities, net of acquisitions
    and divestitures:
      Receivables ........................       110,673         (1,733)        21,783         (7,422)       (15,885)       107,416
      Inventories ........................       (52,411)        (7,454)         1,198          1,399             --        (57,268)
      Other current assets ...............        84,003          5,799            969            (52)            --         90,719
      Accounts payable ...................      (166,303)         2,621        (23,323)         1,463        (10,922)      (196,464)
      Accrued expenses ...................        20,794         (4,891)        (6,199)            (4)            --          9,700
                                             -----------    -----------    -----------    -----------    -----------    -----------
  Net cash provided (used) by
    operating activities .................        30,537         (4,020)        40,247         (4,001)       (32,611)        30,152

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment ............................       (22,756)          (995)        (8,464)        (2,626)            --        (34,841)
  Payments for investments ...............        (4,665)            (4)            --             --             --         (4,669)
  Proceeds from divestiture of
    businesses ...........................         1,710             --             --             --             --          1,710
  Proceeds from sale of investment .......        20,003             --          1,056             --             --         21,059
  Proceeds from sale of property, plant
    and equipment ........................         4,243             --          4,397          1,188             --          9,828
  Dividends from investments in
    affiliated companies .................         4,929             --             --             --             --          4,929
  Other ..................................         2,778             --             --             --             --          2,778
                                             -----------    -----------    -----------    -----------    -----------    -----------
  Net cash provided (used) by investing
    activities ...........................         6,242           (999)        (3,011)        (1,438)            --            794

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term
    debt .................................       (19,572)         2,919         (2,923)         2,783         27,113         10,320
  Proceeds from issuance of long-term
    debt .................................         2,622             --             --             --             --          2,622
  Payments on principal of long-term
    debt .................................       (23,344)            --        (34,993)        (1,810)            --        (60,147)
  Payments for redemption of member
    equities .............................       (36,472)            --             --             --             --        (36,472)
  Other ..................................        (9,332)         4,220            301          1,321          5,498          2,008
                                             -----------    -----------    -----------    -----------    -----------    -----------
  Net cash (used) provided by financing
    activities ...........................       (86,098)         7,139        (37,615)         2,294         32,611        (81,669)
                                             -----------    -----------    -----------    -----------    -----------    -----------
  Net (decrease) increase in cash and
    short-term investments ...............       (49,319)         2,120           (379)        (3,145)            --        (50,723)
Cash and short-term investments at
  beginning of period ....................       111,054          9,090         (1,027)        11,052             --        130,169
                                             -----------    -----------    -----------    -----------    -----------    -----------
Cash and short-term investments at end
  of period ..............................   $    61,735    $    11,210    $    (1,406)   $     7,907    $        --    $    79,446
                                             ===========    ===========    ===========    ===========    ===========    ===========

                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS


                                                         JUNE 30,       DECEMBER 31,
                                                           2003             2002
                                                       ------------     ------------
                                                            ($ IN THOUSANDS)
                                                       (UNAUDITED)
ASSETS

Current assets:
  Cash and short-term investments ................     $         --     $        356
  Receivables, net ...............................           59,570          127,382
  Receivable from legal settlement ...............               --            6,000
  Inventories ....................................          116,278          113,078
  Prepaid expenses and other current assets ......            8,502            7,835
  Note receivable - Land O'Lakes, Inc. ...........           91,109           29,493
                                                       ------------     ------------
          Total current assets ...................          275,459          284,144

Investments ......................................           20,539           22,973
Property, plant and equipment, net ...............          241,721          251,739
Goodwill, net ....................................          122,254          122,486
Other intangibles ................................           96,606           96,804
Other assets .....................................           28,573           28,762
                                                       ------------     ------------
          Total assets ...........................     $    785,152     $    806,908
                                                       ============     ============

LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations ...............     $        725     $      2,400
  Accounts payable ...............................           86,072          121,219
  Accrued expenses ...............................           34,932           48,134
                                                       ------------     ------------
          Total current liabilities ..............          121,729          171,753

Employee benefits and other liabilities ..........           27,648           29,447
Minority interests ...............................            6,131            2,960

Equities:
  Contributed capital ............................          515,376          515,376
  Retained earnings ..............................          114,268           87,372
                                                       ------------     ------------
          Total equities .........................          629,644          602,748
                                                       ------------     ------------
Commitments and contingencies

Total liabilities and equities ...................     $    785,152     $    806,908
                                                       ============     ============

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                          2003             2002             2003             2002
                                                      ------------     ------------     ------------     ------------
                                                                             ($ IN THOUSANDS)
                                                                                (UNAUDITED)

Net sales ........................................    $    592,655     $    584,292     $  1,193,755     $  1,195,752
Cost of sales ....................................         526,464          513,956        1,055,310        1,052,588
                                                      ------------     ------------     ------------     ------------
Gross profit .....................................          66,191           70,336          138,445          143,164

Selling, general and administration ..............          58,794           61,155          117,438          120,830
Restructuring and impairment charges .............             615            1,041              707            4,476
                                                      ------------     ------------     ------------     ------------
Earnings from operations .........................           6,782            8,140           20,300           17,858

Interest income, net .............................          (2,142)            (618)          (3,249)          (1,344)
Gain on legal settlements ........................          (2,134)              --           (3,002)              --
Gain on sale of intangible .......................              --               --               --           (4,184)
Gain on sale of investment .......................            (346)              --             (846)              --
Equity in earnings of affiliated companies .......              (9)             (60)            (556)            (263)
Minority interest in earnings of subsidiaries ....             559              276              739              486
                                                      ------------     ------------     ------------     ------------
Earnings before income taxes .....................          10,854            8,542           27,214           23,163
Income tax expense ...............................             156              177              318              306
                                                      ------------     ------------     ------------     ------------
Net earnings .....................................    $     10,698     $      8,365     $     26,896     $     22,857
                                                      ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    2003             2002
                                                                ------------     ------------
                                                                       ($ IN THOUSANDS)
                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings .............................................    $     26,896     $     22,857
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation and amortization ......................          20,151           24,077
        Bad debt expense ...................................           1,139            1,850
        Receivable from legal settlement ...................           6,000               --
        Decrease (increase) in other assets ................             189           (5,747)
        Decrease in other liabilities ......................          (2,096)          (2,445)
        Restructuring and impairment charges ...............             707            4,476
        Equity in earnings of affiliated companies .........            (556)            (263)
        Minority interest ..................................             739              486
        Gain on sale of investments ........................            (846)              --
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
        Receivables ........................................          66,684           19,444
        Inventories ........................................          (1,421)           3,667
        Other current assets ...............................           2,163              994
        Accounts payable ...................................         (37,072)         (26,224)
        Accrued expenses ...................................         (17,215)          (6,156)
                                                                ------------     ------------
  Net cash provided by operating activities ................          65,462           37,016

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...............          (9,691)          (8,522)
  Proceeds from sale of investments ........................           3,000            1,056
  Proceeds from sale of property, plant and equipment ......           1,327            5,585
  Other ....................................................           2,540               --
                                                                ------------     ------------
  Net cash used by investing activities ....................          (2,824)          (1,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt ..............................          (1,378)          (1,500)
  Proceeds from note receivable from Land O'Lakes, Inc. ....         239,934          228,196
  Payments on note payable to Land O'Lakes, Inc. ...........        (301,550)        (264,850)
                                                                ------------     ------------
  Net cash used by financing activities ....................         (62,994)         (38,154)
                                                                ------------     ------------
  Net decrease in cash and short-term investments ..........            (356)          (3,019)

Cash and short-term investments at beginning of period .....             356            3,019
                                                                ------------     ------------
Cash and short-term investments at end of period ...........    $         --     $         --
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

2. RECEIVABLES

    A summary of receivables is as follows:

                                                          JUNE 30,    DECEMBER 31,
                                                            2003          2002
                                                          --------    ------------
Trade accounts .....................................      $ 24,091      $ 22,458
Notes and contracts ................................         3,548        23,494
Notes from sale of trade receivables (see Note 3)...        29,173        83,158
Other ..............................................        14,662         8,871
                                                          --------      --------
                                                            71,474       137,981
Less allowance for doubtful accounts ...............        11,904        10,599
                                                          --------      --------
Total receivables, net .............................      $ 59,570      $127,382
                                                          ========      ========


3.  RECEIVABLES PURCHASE FACILITY

    In December 2001, the Company along with Land O'Lakes, Inc. ("Land O'Lakes") established a $100.0 million receivables purchase facility with CoBank, ACB ("CoBank"). A wholly-owned unconsolidated qualifying special purpose entity, Land O'Lakes Farmland Feed SPV, LLC, ("QSPE"), was established to purchase certain receivables from the Company along with Land O'Lakes. CoBank has been granted an interest in the receivables owned by the QSPE. The transfers of the receivables from the Company to the QSPE are structured as sales and, accordingly, the receivables transferred to the QSPE are not reflected in the Company's consolidated balance sheet. However, the Company retains the credit risk related to the repayment of the notes receivable with the QSPE, which in turn is dependent upon the credit risk of the QSPE's receivables. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the sale of the receivables. At June 30, 2003, $80.0 million was outstanding under this facility. The total accounts receivable sold during the three months ended June 30, 2003 and 2002 were $519.0 million and $545.5 million, respectively. The total accounts receivable sold during the six months ended June 30, 2003 and 2002 were $1,071.1 million and $1,125.2 million, respectively.

4.  INVENTORIES

    A summary of inventories is as follows:

                                                          JUNE 30,    DECEMBER 31,
                                                            2003          2002
                                                          --------    ------------
Raw materials ......................................      $ 84,010      $ 83,187
Finished goods .....................................        32,268        29,891
                                                          --------      --------
Total inventories ..................................      $116,278      $113,078
                                                          ========      ========

5.  INVESTMENTS

    The Company's investments are as follows:

                                                            JUNE 30,  DECEMBER 31,
                                                              2003         2002
                                                            -------   ------------
New Feeds, LLC .......................................      $ 3,177      $ 3,033
Agland Farmland Feed, LLC ............................        2,462        2,585
Pro-Pet, LLC .........................................        2,561        2,326
Northern Country Feeds, LLC ..........................        1,736        1,704
LOLFF SPV, LLC .......................................        1,000        1,000
CalvaAlto Liquid, LLC ................................        1,302        1,302
Strauss Feeds, LLC ...................................        1,242        1,041
Nutrikowi, LLC .......................................          876          876
Dakotaland Feeds, LLC ................................          842          744
Harmony Farms, LLC ...................................           --        2,435
Other ................................................        5,341        5,927
                                                            -------      -------
Total investments ....................................      $20,539      $22,973
                                                            =======      =======


6.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The change in the carrying amount of goodwill for the six months ended June 30, 2003, is as follows.

Balance as of January 1, 2003 ..................................      $ 122,486
  Amortization expense .........................................           (232)
                                                                      ---------
Balance as of June 30, 2003 ....................................      $ 122,254
                                                                      =========

OTHER INTANGIBLE ASSETS

                                                                                        JUNE 30,   DECEMBER 31,
                                                                                          2003         2002
                                                                                        -------    ------------
Amortized other intangible assets
  Trademarks, less accumulated amortization of $306 and $262, respectively .......      $   576      $   621
  Patents, less accumulated amortization of $1,998 and $1,395, respectively ......       14,375       14,978
  Agreements not to compete, less accumulated amortization of $727 and $626,
    respectively .................................................................          674          775
  Other intangible assets, less accumulated amortization of $5,912 and $6,463,
    respectively .................................................................        4,018        3,467
                                                                                        -------      -------
Total amortized other intangible assets ..........................................       19,643       19,841
Total non-amortized other intangible assets-trademarks ...........................       76,963       76,963
                                                                                        -------      -------
Total other intangible assets ....................................................      $96,606      $96,804
                                                                                        =======      =======

    Amortization expense for the three months ended June 30, 2003 and 2002 was $0.7 million and $1.2 million, respectively. Amortization expense for the six months ended June 30, 2003 and 2002 was $1.3 million and $1.8 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.2 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 13 years.

7.  RESTRUCTURING AND IMPAIRMENT CHARGES

RESTRUCTURING CHARGES

    For the three and six months ended June 30, 2003, the Company recorded a restructuring charge of $0.6 million which represented severance costs related to closing feed plants.

    For the six months ended June 30, 2002, the Company recorded restructuring charges of $2.8 million representing severance and outplacement costs for 136 employees at the Ft. Dodge office and other plant facilities.

    A summary of the restructuring reserve for the six months ended June 30, 2003 is as follows:


                                BALANCE                                 BALANCE
                              DECEMBER 31,  CHARGE TO    UTILIZED       JUNE 30,
                                 2002        EXPENSE      IN 2003         2003
                              ------------  ---------    --------       --------
  Termination benefits ...      $ 6,396      $   615      $(4,768)      $ 2,243
                                =======      =======      =======       =======

IMPAIRMENT CHARGES

    For the six months ended June 30, 2003, the Company recorded impairment charges of $0.1 million for write downs of certain plant assets to their estimated fair value. For the three and six months ended June 30, 2002, the Company recorded impairment charges of $1.0 million and $1.7 million, respectively, for write downs of certain plant assets to their estimated fair value.

8.  GAIN ON LEGAL SETTLEMENTS

    During the six months ended June 30, 2003, the Company recognized a gain on legal settlements of $3.0 million, of which $2.1 was recognized in the three months ended June 30, 2003. The gain represents cash received from product suppliers against whom the Company alleged certain price-fixing claims.

9.  GAIN ON SALE OF INTANGIBLE

    In the six months ended June 30, 2002, the Company recorded a $4.2 million gain on the sale of a customer list pertaining to the feed phosphate distribution business.

10.  GAIN ON SALE OF INVESTMENT

    For the three and six months ended June 30, 2003, the Company recorded gains of $0.3 million and $0.8 million, respectively, on the sale of a Feed investment in a swine joint venture.

11.  COMMITMENTS AND CONTINGENCIES

GUARANTEES OF PARENT DEBT

    In November 2001, Land O'Lakes, which owns 92% of the Company, issued $350 million of senior notes, due 2011. These notes are guaranteed by certain domestic, wholly-owned subsidiaries of Land O'Lakes, including the Company, and by each domestic wholly-owned subsidiary of the Company.

    This guarantee is a general unsecured obligation, ranks equally in right of payment with all existing and future senior indebtedness of Land O'Lakes, is senior in right of payment to all existing and future subordinated obligations of Land O'Lakes, and is effectively subordinated to any secured indebtedness of Land O'Lakes and its subsidiaries, including the Company, to the extent of the value of the assets securing such indebtedness. The maximum potential amount of future payments that the Company would be required to make is $350 million as of June 30, 2003. Currently, the Company does not record a liability regarding the guarantee. The Company has no recourse provision that would enable it to recover amounts paid under the guarantee from Land O'Lakes or any other parties.

    The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods indicated, are as follows:

                                       SIX
                                      MONTHS
                                      ENDED      YEAR ENDED
                                     JUNE 30,    DECEMBER 31,
                                       2003         2002
                                     --------    ------------
Total assets (end of period) ...      $20,578      $23,433
Net sales ......................       24,704       53,669
Net earnings ...................          570          626

    In November 2001, Land O'Lakes entered into new term facilities consisting of a $325 million five-year Term Loan A facility and a $250 million seven-year Term Loan B facility. These facilities are unconditionally guaranteed by certain domestic, wholly-owned subsidiaries of Land O'Lakes, including the Company, and by each domestic wholly-owned subsidiary of the Company. The maximum potential payment related to this guarantee is $448 million as of June 30, 2003. The Company does not currently record a liability related to the guarantee of the Term Loans, and the Company has no recourse provisions that would enable it to recover from Land O'Lakes or any other parties.

GUARANTEES OF PRODUCER LOANS

    The Company guarantees certain loans to large producers financed by LOL Finance Co. The loans totaled $13.2 million and $15.2 million at June 30, 2003 and December 31, 2002, respectively. Reserves for these guarantees of $0.7 million at both June 30, 2003 and December 31, 2002, are included in the allowance for doubtful accounts. The maximum amount guaranteed by the Company is $7.0 million with the remaining balance guaranteed by Land O'Lakes. There were no write-offs related to producer loans for the six months ended June 30, 2003. The Company would have recourse against the producer to partially off-set the liability.

    The Company also guarantees certain loans to producers and dealers financed by third party lenders. The loans totaled $2.3 million and $2.4 million at June 30, 2003 and December 31, 2002, respectively. Reserves for these guarantees of $0.5 million and $0.5 million at June 30, 2003 and December 31, 2002, respectively, are included in the consolidated balance sheet. There were no write-offs related to these loans in the six months ended June 30, 2003. The maximum potential payment related to these guarantees is $1.0 million. The Company has no recourse against the producer or dealer to partially off-set the potential liability.

12.  CONSOLIDATING FINANCIAL INFORMATION

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

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2003

                                                               LAND
                                                             O'LAKES
                                                             FARMLAND    WHOLLY-OWNED       NON-
                                                             FEED LLC    CONSOLIDATED     GUARANTOR
                                                              PARENT      GUARANTORS    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                             --------    ------------   ------------  ------------  ------------
                                                                          (UNAUDITED)

                                                                            ASSETS
Current assets:
  Cash and short-term investments .....................      $     --      $  6,460       $    620      $ (7,080)      $     --
  Receivables, net ....................................        41,374        38,864          6,515       (27,183)        59,570
  Inventories .........................................        95,493        16,437          4,348            --        116,278
  Prepaid expenses and other current assets ...........         7,936           327            239            --          8,502
  Note receivable - Land O'Lakes, Inc. ................        91,109            --             --            --         91,109
                                                             --------      --------       --------      --------       --------
          Total current assets ........................       235,912        62,088         11,722       (34,263)       275,459

Investments ...........................................        68,006         2,795          1,303       (51,565)        20,539
Property, plant and equipment, net ....................       228,092         8,227          5,402            --        241,721
Goodwill, net .........................................       118,383         3,655            216            --        122,254
Other intangibles .....................................        95,335           942            329            --         96,606
Other assets ..........................................        27,240         1,427          1,606        (1,700)        28,573
                                                             --------      --------       --------      --------       --------
          Total assets ................................      $772,968      $ 79,134       $ 20,578      $(87,528)      $785,152
                                                             ========      ========       ========      ========       ========

                                                                          LIABILITIES
Current liabilities:
  Notes and short-term obligations ....................      $    725      $     --       $     --      $     --       $    725
  Accounts payable ....................................        79,252        35,257          5,826       (34,263)        86,072
  Accrued expenses ....................................        31,938         1,403          1,591            --         34,932
                                                             --------      --------       --------      --------       --------
          Total current liabilities ...................       111,915        36,660          7,417       (34,263)       121,729

Employee benefits and other liabilities ...............        28,471          (185)         1,062        (1,700)        27,648
Minority interests ....................................         2,938            --          3,193            --          6,131
Equities:
  Contributed capital .................................       515,376        26,741          7,341       (34,082)       515,376
  Retained earnings ...................................       114,268        15,918          1,565       (17,483)       114,268
                                                             --------      --------       --------      --------       --------
          Total equities ..............................       629,644        42,659          8,906       (51,565)       629,644
                                                             --------      --------       --------      --------       --------
Commitments and contingencies

Total liabilities and equities ........................      $772,968      $ 79,134       $ 20,578      $(87,528)      $785,152
                                                             ========      ========       ========      ========       ========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                           LAND O'LAKES
                                             FARMLAND      WHOLLY-OWNED
                                             FEED LLC      CONSOLIDATED    NON-GUARANTOR
                                              PARENT        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                           -----------     ------------    -------------   ------------    ------------
                                                            (UNAUDITED)
Net sales .............................      $ 509,056       $  70,510       $  13,089      $      --       $ 592,655
Cost of sales .........................        454,866          60,241          11,357             --         526,464
                                             ---------       ---------       ---------      ---------       ---------
Gross profit ..........................         54,190          10,269           1,732             --          66,191

Selling, general and administration ...         51,933           5,872             989             --          58,794
Restructuring and impairment
  charges .............................            615              --              --             --             615
                                             ---------       ---------       ---------      ---------       ---------
Earnings from operations ..............          1,642           4,397             743             --           6,782

Interest (income) expense, net ........         (2,017)           (136)             11             --          (2,142)
Gain on legal settlements .............         (2,134)             --              --             --          (2,134)
Gain on sale of investment ............           (346)             --              --             --            (346)
Equity in (earnings) loss
  of affiliated companies .............         (4,933)            199              --          4,725              (9)
Minority interest in earnings
  of subsidiaries .....................            374              --             185             --             559
                                             ---------       ---------       ---------      ---------       ---------
Earnings (loss) before income taxes ...         10,698           4,334             547         (4,725)         10,854
Income tax expense ....................             --              --             156             --             156
                                             ---------       ---------       ---------      ---------       ---------
Net earnings (loss) ...................      $  10,698       $   4,334       $     391      $  (4,725)      $  10,698
                                             =========       =========       =========      =========       =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                        LAND O'LAKES
                                          FARMLAND       WHOLLY-OWNED
                                          FEED LLC       CONSOLIDATED      NON-GUARANTOR
                                           PARENT         GUARANTORS       SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                        ------------    -------------      -------------   ------------      ------------
                                                 (UNAUDITED)

Net sales ........................      $ 1,052,239       $   116,812      $    24,704      $        --       $ 1,193,755
Cost of sales ....................          932,090           101,691           21,529               --         1,055,310
                                        -----------       -----------      -----------      -----------       -----------
Gross profit .....................          120,149            15,121            3,175               --           138,445

Selling, general and
  administration .................          107,998             7,552            1,888               --           117,438
Restructuring and impairment
  charges ........................              707                --               --               --               707
                                        -----------       -----------      -----------      -----------       -----------
Earnings from operations .........           11,444             7,569            1,287               --            20,300

Interest (income) expense, net ...           (3,280)               --               31               --            (3,249)
Gain on legal settlements ........           (3,002)               --               --               --            (3,002)
Gain on sale of investment .......             (846)               --               --               --              (846)
Equity in (earnings) loss
  of affiliated companies ........           (8,695)              269               --            7,870              (556)
Minority interest in earnings
  of subsidiaries ................              371                --              368               --               739
                                        -----------       -----------      -----------      -----------       -----------
Earnings (loss) before income
  taxes ..........................           26,896             7,300              888           (7,870)           27,214
Income tax expense ...............               --                --              318               --               318
                                        -----------       -----------      -----------      -----------       -----------
Net earnings (loss) ..............      $    26,896       $     7,300      $       570      $    (7,870)      $    26,896
                                        ===========       ===========      ===========      ===========       ===========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                        LAND
                                                       O'LAKES
                                                       FARMLAND       WHOLLY-OWNED
                                                       FEED LLC       CONSOLIDATED    NON-GUARANTOR
                                                        PARENT         GUARANTORS      SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ---------      ------------    -------------    ------------    ------------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ...........................      $  26,896       $   7,300       $     570       $  (7,870)      $  26,896
  Adjustments to reconcile net earnings
   (loss) to net cash provided (used) by
   operating activities:
    Depreciation and amortization ...............         19,085             796             270              --          20,151
    Bad debt expense ............................          1,139              --              --              --           1,139
    Receivable from legal settlement ............          6,000              --              --              --           6,000
    Decrease (increase) in other assets .........            474               6             709          (1,000)            189
    (Decrease) increase in other liabilities ....         (6,836)           (185)            474           4,451          (2,096)
    Restructuring and impairment charges ........            707              --              --              --             707
    Equity in (earnings) loss of
     affiliated companies .......................         (8,695)            269              --           7,870            (556)
    Minority interest ...........................            371              --             368              --             739
    Gain on sale of investment ..................           (846)             --              --              --            (846)
  Changes in current assets and liabilities,
   net of acquisitions and divestitures:
    Receivables .................................        208,947         (15,113)            (80)       (127,070)         66,684
    Inventories .................................         (2,912)          1,254             237              --          (1,421)
    Other current assets ........................          2,197              (5)            (29)             --           2,163
    Accounts payable ............................       (160,592)          7,152           2,170         114,198         (37,072)
    Accrued expenses ............................        (13,785)         (2,248)         (1,182)             --         (17,215)
                                                       ---------       ---------       ---------       ---------       ---------
  Net cash provided (used) by operating
    activities ..................................         72,150            (774)          3,507          (9,421)         65,462

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment ...................................         (9,143)           (114)           (434)             --          (9,691)
  Proceeds from sale of investments .............          3,000              --              --              --           3,000
  Proceeds from sale of property, plant
   and equipment ................................          1,228              --              99              --           1,327

  Other .........................................          2,540              --              --              --           2,540
                                                       ---------       ---------       ---------       ---------       ---------
  Net cash used by investing activities .........         (2,375)           (114)           (335)             --          (2,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt ........         (1,378)             --          (2,341)          2,341          (1,378)
  Proceeds from note receivable from Land
    O'Lakes, Inc. ...............................        239,934              --              --              --         239,934
  Payments on note payable to Land O'Lakes,
    Inc. ........................................       (299,522)             --          (2,028)             --        (301,550)
                                                       ---------       ---------       ---------       ---------       ---------
  Net cash (used) provided by financing
   activities ...................................        (60,966)             --          (4,369)          2,341         (62,994)
                                                       ---------       ---------       ---------       ---------       ---------
  Net increase (decrease) in cash and
   short-term investments .......................          8,809            (888)         (1,197)         (7,080)           (356)
Cash and short-term investments at
  beginning of period ...........................         (8,809)          7,348           1,817              --             356
                                                       ---------       ---------       ---------       ---------       ---------
Cash and short-term investments at end of
  period ........................................      $      --       $   6,460       $     620       $  (7,080)      $      --
                                                       =========       =========       =========       =========       =========

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                                          LAND
                                                        O'LAKES
                                                        FARMLAND       WHOLLY-OWNED
                                                        FEED LLC       CONSOLIDATED  NON-GUARANTOR
                                                         PARENT         GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                        ---------      ------------  -------------   ------------   ------------
                                                                          ASSETS
Current assets:
  Cash and short-term investments ................      $  (8,809)      $   7,348      $   1,817      $      --       $     356
  Receivables, net ...............................        195,925          21,523          6,428        (96,494)        127,382
  Receivable from legal settlement ...............          6,000              --             --             --           6,000
  Inventories ....................................         90,802          17,691          4,585             --         113,078
  Prepaid expenses and other current assets ......          7,303             322            210             --           7,835
  Note receivable - Land O'Lakes, Inc. ...........         87,252              --             --        (57,759)         29,493
                                                        ---------       ---------      ---------      ---------       ---------
          Total current assets ...................        378,473          46,884         13,040       (154,253)        284,144

Investments ......................................         56,471           5,749          2,196        (41,443)         22,973
Property, plant and equipment, net ...............        237,758           8,644          5,337             --         251,739
Goodwill, net ....................................        118,017           3,656            813             --         122,486
Other intangibles ................................         94,068           2,639             97             --          96,804
Other assets .....................................         29,512              --          1,950         (2,700)         28,762
                                                        ---------       ---------      ---------      ---------       ---------
          Total assets ...........................      $ 914,299       $  67,572      $  23,433      $(198,396)      $ 806,908
                                                        =========       =========      =========      =========       =========

                                                                LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations ...............      $   2,400       $      --      $   2,341      $  (2,341)      $   2,400
  Accounts payable ...............................        237,919          28,105          3,656       (148,461)        121,219
  Accrued expenses ...............................         41,710           3,651          2,773             --          48,134
                                                        ---------       ---------      ---------      ---------       ---------
          Total current liabilities ..............        282,029          31,756          8,770       (150,802)        171,753

Employee benefits and other liabilities ..........         29,493           2,700          3,405         (6,151)         29,447
Minority interests ...............................             29              --          2,931             --           2,960
Equities:
  Contributed capital ............................        515,376          25,154          7,420        (32,574)        515,376
  Retained earnings ..............................         87,372           7,962            907         (8,869)         87,372
                                                        ---------       ---------      ---------      ---------       ---------
          Total equities .........................        602,748          33,116          8,327        (41,443)        602,748
                                                        ---------       ---------      ---------      ---------       ---------
Commitments and contingencies

Total liabilities and equities ...................      $ 914,299       $  67,572      $  23,433      $(198,396)      $ 806,908
                                                        =========       =========      =========      =========       =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                            LAND
                                          O'LAKES
                                          FARMLAND     WHOLLY-OWNED
                                          FEED LLC     CONSOLIDATED   NON-GUARANTOR
                                           PARENT       GUARANTORS     SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                         ---------     ------------   -------------   ------------     ------------
                                                       (UNAUDITED)
Net sales .........................      $ 514,071       $  56,396       $  13,825      $      --       $ 584,292
Cost of sales .....................        451,882          49,894          12,180             --         513,956
                                         ---------       ---------       ---------      ---------       ---------
Gross profit ......................         62,189           6,502           1,645             --          70,336

Selling, general and
 administration ...................         53,811           6,252           1,092             --          61,155
Restructuring and impairment
  charges .........................          1,041              --              --             --           1,041
                                         ---------       ---------       ---------      ---------       ---------
Earnings from operations ..........          7,337             250             553             --           8,140

Interest (income) expense, net ....           (770)            124              28             --            (618)
Equity in (earnings) loss
  of affiliated companies .........           (174)            288              --           (174)            (60)
Minority interest in (loss)
  earnings of subsidiaries ........            (84)            206             154             --             276
                                         ---------       ---------       ---------      ---------       ---------
Earnings (loss) before income
 taxes ............................          8,365            (368)            371            174           8,542
Income tax expense ................             --              --             177             --             177
                                         ---------       ---------       ---------      ---------       ---------
Net earnings (loss) ...............      $   8,365       $    (368)      $     194      $     174       $   8,365
                                         =========       =========       =========      =========       =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                               LAND
                                              O'LAKES
                                              FARMLAND       WHOLLY-OWNED
                                              FEED LLC       CONSOLIDATED     NON-GUARANTOR
                                               PARENT         GUARANTORS      SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                             -----------     -------------    -------------      ------------      ------------
                                                              (UNAUDITED)

Net sales .............................      $ 1,066,187       $   102,270      $    27,295       $        --       $ 1,195,752
Cost of sales .........................          937,851            90,100           24,637                --         1,052,588
                                             -----------       -----------      -----------       -----------       -----------
Gross profit ..........................          128,336            12,170            2,658                --           143,164

Selling, general and administration ...          107,906            10,587            2,337                --           120,830
Restructuring and impairment
  charges .............................            4,476                --               --                --             4,476
                                             -----------       -----------      -----------       -----------       -----------
Earnings from operations ..............           15,954             1,583              321                --            17,858

Interest (income) expense, net ........           (1,675)              236               95                --            (1,344)
Gain on sale of intangible ............           (4,184)               --               --                --            (4,184)
Equity in (earnings) loss
  of affiliated companies .............           (1,146)              634               --               249              (263)
Minority interest in earnings
  of subsidiaries .....................              102               206              178                --               486
                                             -----------       -----------      -----------       -----------       -----------
Earnings (loss) before income taxes ...           22,857               507               48              (249)           23,163
Income tax expense ....................               --                --              306                --               306
                                             -----------       -----------      -----------       -----------       -----------
Net earnings (loss) ...................      $    22,857       $       507      $      (258)      $      (249)      $    22,857
                                             ===========       ===========      ===========       ===========       ===========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                      LAND
                                                    O'LAKES
                                                    FARMLAND     WHOLLY-OWNED
                                                    FEED LLC     CONSOLIDATED   NON-GUARANTOR
                                                     PARENT       GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                   ---------     ------------   --------------   ------------    ------------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) .......................      $  22,857       $     507       $    (258)      $    (249)      $  22,857
  Adjustments to reconcile net earnings
  (loss) to net cash provided (used) by
  operating activities:
    Depreciation and amortization ...........         23,087             604             386              --          24,077
    Bad debt expense ........................          1,850              --              --              --           1,850
    Decrease (increase) in other assets .....         21,369           3,370             437         (30,923)         (5,747)
    Increase (decrease) in other
       liabilities ..........................            757          (3,344)            142              --          (2,445)
    Restructuring and impairment charges ....          4,476              --              --              --           4,476
    Equity in (earnings) losses of
     affiliated companies ...................         (1,146)            634              --             249            (263)
    Minority interest .......................            102             206             178              --             486
  Changes in current assets and
  liabilities, net of acquisitions
  and divestitures:
    Receivables .............................           (948)         (5,830)         (2,308)         28,530          19,444
    Inventories .............................           (335)          2,195           1,807              --           3,667
    Other current assets ....................          1,165            (187)             16              --             994
    Accounts payable ........................         14,727          (2,160)         (2,708)        (36,083)        (26,224)
    Accrued expenses ........................         (6,683)            429              98              --          (6,156)
                                                   ---------       ---------       ---------       ---------       ---------
  Net cash provided (used) by operating
    activities ..............................         81,278          (3,576)         (2,210)        (38,476)         37,016

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
   equipment ................................         (7,961)           (474)            (87)             --          (8,522)
  Proceeds from sale of investments .........          1,056              --              --              --           1,056
  Proceeds from sale of property, plant
   and equipment ............................          5,585              --              --              --           5,585
                                                   ---------       ---------       ---------       ---------       ---------
  Net cash used by investing activities .....         (1,320)           (474)            (87)             --          (1,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt ....         (8,962)          6,031           1,431              --          (1,500)
  Proceeds from note receivable from Land
    O'Lakes, Inc. ...........................        189,720              --              --          38,476         228,196
  Payments on note payable to Land
   O'Lakes, Inc. ............................       (261,485)         (1,610)         (1,755)             --        (264,850)
                                                   ---------       ---------       ---------       ---------       ---------
  Net cash (used) provided by financing
    activities ..............................        (80,727)          4,421            (324)         38,476         (38,154)
                                                   ---------       ---------       ---------       ---------       ---------
  Net (decrease) increase in cash and
   short-term investment ....................           (769)            371          (2,621)             --          (3,019)

Cash and short-term investments at
  beginning of period .......................         (5,618)          4,591           4,046              --           3,019
                                                   ---------       ---------       ---------       ---------       ---------
Cash and short-term investments at end of
  period ....................................      $  (6,387)      $   4,962       $   1,425       $      --       $      --
                                                   =========       =========       =========       =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.

OVERVIEW

    We operate our business predominantly in the United States in five segments:
Dairy Foods, Animal Feed, Crop Seed, Swine and Agronomy. We have limited international operations. We have investments in certain entities that are not consolidated in our financial statements but are accounted for under the equity or cost methods of accounting. For the six months ended June 30, 2003, the earnings from our unconsolidated businesses amounted to $50.4 million, compared to earnings of $34.4 million for the six months ended June 30, 2002. Our investment in unconsolidated businesses amounted to $598.5 million on June 30, 2003 and $545.6 million on December 31, 2002. Cash flow from our investment in unconsolidated businesses for the six months ended June 30, 2003 was $5.2 million, compared to $6.9 million for the six months ended June 30, 2002. Agriliance and CF Industries constitute the most significant of our investments in unconsolidated businesses, both of which are reflected in our agronomy results. Our investment in, and earnings from, Agriliance and CF Industries were as follows as of and for the six months ended:

                                                              JUNE 30,
                                                        --------------------
                                                         2003         2002
                                                        -------      -------
                                                            (IN MILLIONS)
AGRILIANCE:
  Investment .....................................      $ 135.6      $ 123.2
  Equity in earnings .............................         44.0         39.1
CF INDUSTRIES:
  Investment .....................................      $ 249.5      $ 249.5
  Patronage income ...............................           --           --

    We did not receive cash distributions from Agriliance or CF Industries during these periods.

     CF Industries is an inter-regional cooperative involved in the manufacture of crop nutrients, in which we have a 38% ownership interest based on our product purchases. As a member, we are allowed to elect one board member out of a total of nine. Agriliance is one of CF Industries' most significant customers. CF Industries operates in a highly cyclical industry. The oversupply of nitrogen in the industry since 1998 and recent unexpected high natural gas cost has resulted in depressed prices and, consequently, depressed earnings. Studies are currently under way to determine strategic steps to address the negative earnings situation. Depending on the outcome of these studies, we may be required to record an impairment charge for a portion of our investment in CF Industries later in 2003. Since CF Industries is a cooperative, we only receive earnings from our investment when the cooperative allocates and distributes patronage to us. No patronage was allocated and distributed to us in the last four years because CF Industries realized losses in those years. We anticipate that no patronage allocations will occur until these losses have been recouped. Our $249.5 million investment in CF Industries consists of approximately $150 million in noncash patronage income from prior periods (not distributed to us) and approximately $100 million that was acquired as part of our Countrymark acquisition in 1998 based on Countrymark's prior business with CF Industries. Prior to the contribution of our agronomy assets to Agriliance, our agronomy business earned patronage income on the business it conducted with CF Industries. Since July 29, 2000, Land O'Lakes has been entitled to receive patronage income for business that Agriliance transacts with CF Industries on behalf of our members, primarily fertilizer purchases. We believe that these sales are on terms comparable to those available to unaffiliated third parties.

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

    Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. For the six months ended June 30, 2003, our raw milk input cost was $727.7 million, or 59.0% of the cost of sales for our Dairy Foods segment. Cream, butter and bulk cheese are also significant dairy foods commodity inputs. Cost of sales for these inputs was $86.4 million for cream, $36.9 million for butter and $110.5 million for bulk cheese for the six months ended June 30, 2003. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

    The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products produced. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the six months ended June 30, 2003, bulk cheese, which is generally sold the day made, represented $117.9 million, or 9.1% of our Dairy Foods segment's net sales. Other products, such as private label butter, which have significant net sales, are also generally sold shortly after they are made.

    We also maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the six months ended June 30, 2003, branded and private label retail, deli and foodservice net sales of cheese and butter represented $467.7 million, or 35.9% of our Dairy Foods segment's net sales.

    We maintain a sizable dairy manufacturing presence in the Upper Midwest. This region has seen significant declines in cow numbers. Since 1990, cow numbers have declined 16% in Minnesota and 14% in Wisconsin. Over the same period, the Minnesota/Wisconsin share of nationwide dairy manufacturing volume has declined from 40% to 28%. This decline has put pressure on our Upper Midwest milk input costs and has resulted in significant losses for the six months ended June 30, 2003. We sold our Perham, MN plant in July 2003 and will continue to explore additional initiatives to improve our Upper Midwest dairy infrastructure in an effort to increase efficiencies and reduce costs.

    Reduced margins on our mozzarella and whey products have had a negative impact not only on our Upper Midwest operations but also on our Cheese & Protein International LLC ("CPI") operations. Demand for mozzarella and whey has softened which, together with anticipated increases in mozzarella capacity in the industry, has placed downward pressure on the margins these products generate. Mozzarella prices in the first half of 2003 were approximately $0.10 per pound lower than those in 2002. Commodity dried whey prices averaged $0.15 during the first half, compared to $0.20 last year. We expect that the reduced margins will continue at least through 2003.

    In addition, we increased our ownership position in CPI from 70% to 95% in 2002. The ownership share of Mitsui of Japan, our joint venture partner, was decreased by a corresponding amount. In June 2003, we successfully concluded an agreement which provides for Mitsui's continued participation in CPI. Under the agreement, Mitsui contributed an additional $1.4 million to the venture in cash, providing it with a current participation interest of approximately 4.9%. Under the current agreement, Mitsui has the option to either contribute additional equity for the Phase 2 Expansion to maintain its percentage interest or to allow its percentage interest to be diluted. We expect that there will likely be no further equity contributions from Mitsui. Mitsui will not have significant control of the joint venture going forward, but will retain a put option for its remaining interest which can be exercised beginning on December 31, 2004 and which takes effect up to nine months following such notice. The put allows Mitsui to sell its entire remaining interest to us at original cost, with no interest thereon. This equates to $3.2 million plus any future equity contributions which Mitsui may make. Mitsui may exercise the option earlier, but only if certain specified actions are deliberately taken by CPI or Land O'Lakes to Mitsui's material disadvantage. We do not expect that such a scenario will occur.

    Animal Feed. The Animal Feed segment follows industry standards for feed pricing. The feed industry generally prices products based on income over ingredient cost ("IOIC") per ton of feed. This practice tends to mitigate the impact of volatility in commodity ingredient markets on our animal feed profits. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices. Accordingly, net sales are considered to be a poor indicator of performance since large fluctuations can occur from period-to-period due to volatility in the underlying commodity ingredient prices.

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

    We have seen continued erosion of commodity feed volumes, mainly related to the low prices in swine and dairy markets, which has resulted in a liquidation of herds and a resulting fall in feed volumes. In the first six months of 2003, dairy feed volumes were down 10% compared to 2002, and there were also reductions of 14% and 21%, respectively, in poultry and swine feed volumes. Some of this volume reduction was deliberate, due to plant closings and rejection of unprofitable sales opportunities. We expect lower volumes in dairy, poultry and swine feed to continue for the remainder of the year. On the other hand, beef livestock feed volumes have improved and are 2% higher for the six months ended June 30, 2003 than the same period last year. With declines in dairy commodity prices, livestock producers also shifted from higher margin branded feed products to lower margin commodity feeds.

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

    Under the farrow-to-finish program, we produce and sell market hogs. Historically, market hog price fluctuations have resulted in volatility in our net sales and earnings. In order to mitigate this risk, we have committed to sell substantially all of the market hogs we produce annually through 2005 under a packer agreement. Under this packer agreement, we are paid market prices for our hogs with a settlement based on the sales price of the pork products produced from those hogs. This approach mitigates some of the volatility under this program because market hog and pork product margins do not tend to move together. We sell the balance of our market hogs on the open market. We sell feeder pigs on the open market, as well, depending on sow farm performance and finishing space limitations. For the six months ended June 30, 2003, we have sold approximately 14% of our feeder pig volume on the open market.

    Under the cost-plus program, we provide minimum hog price guarantees to producers in exchange for swine feed sales and profit participation. We are in the process of phasing out our existing cost-plus contracts and will not be entering into new ones under the current structure. During the second quarter of 2003 we continued to reduce our hog exposure by offering our cost-plus producers an early exit option. During the first six months of 2003, producers representing about 100,000 hogs (39%) elected the early exit option, leaving 130,000 hogs on the cost-plus program. The majority of the remaining cost-plus contracts will expire in late 2003 and early 2004, and the last cost-plus contracts will expire in early 2005. The program incurred pretax losses of $1.9 million for the six months ended June 30, 2003 and $1.1 million for the six months ended June 30, 2002.

    Historically, Purina Mills reported results of its swine business together with its feed business. Accordingly, the portion of our swine business which we acquired from Purina Mills in October 2001 is reported within our feed segment. Purina Mills operates its swine business under the pass-through program and the market risk sharing program. Under the pass-through program, we enter into commitments to purchase weanling and feeder pigs from producers and generally have commitments to immediately resell the animals to swine producers. The market risk sharing program provides minimum price floors to producers for market hogs. The price floor in our market risk sharing program floats with the market price of hogs and the cost of swine feed. For the six months ended June 30, 2003, the Purina Mills swine business generated a loss of $0.7 million compared to a loss of $1.4 million for the six months ended June 30, 2002.

RESULTS OF OPERATIONS

                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                         -------------------------------------------------------
                                                     2003                         2002
                                         ----------------------------    -----------------------
                                                             % OF                        % OF
                                              $ AMOUNT       TOTAL       $ AMOUNT        TOTAL
                                              --------      --------      --------      --------
                                                           (DOLLARS IN MILLIONS)
NET SALES
Dairy foods ............................      $  665.3          47.7      $  710.3          50.0
Animal feed ............................         593.7          42.5         587.2          41.4
Crop seed ..............................         111.1           8.0          97.2           6.8
Swine ..................................          22.5           1.6          21.8           1.5
Agronomy ...............................            --            --            --            --
Other ..................................           3.4           0.2           3.3           0.3
                                              --------                    --------
  Total net sales ......................      $1,396.0                    $1,419.8
                                              ========                    ========


                                                               % OF                         % OF
                                                                NET                          NET
                                              $ AMOUNT         SALES       $ AMOUNT         SALES
                                              --------       --------      --------       --------
COST OF SALES
Dairy foods ............................      $  626.1           94.1      $  672.0           94.6
Animal feed ............................         526.6           88.7         516.9           88.0
Crop seed ..............................          95.4           85.9          83.1           85.5
Swine ..................................          21.0           93.3          22.1          101.4
Agronomy ...............................            --             --            --             --
Other ..................................           2.0           58.8           1.8           54.5
                                              --------       --------      --------       --------
  Total cost of sales ..................       1,271.1           91.1       1,295.9           91.3

Selling, general and administration ....         110.3            7.9         124.2            8.7
Restructuring and impairment charges ...           1.8            0.1           3.8            0.3
                                              --------       --------      --------       --------
Earnings (loss) from operations ........          12.9            0.9          (4.2)           0.3
Interest expense, net ..................          16.9            1.2          17.4            1.2
Gain on legal settlements ..............         (10.3)           0.7         (32.7)           2.3
Gain on sale of investment .............          (0.3)           0.0            --             --
Gain on sale of intangible .............          (0.6)           0.0            --             --
Loss (gain) on divestiture of
  businesses ...........................           0.7            0.1          (1.2)           0.1
Equity in earnings of affiliated
  companies ............................         (51.4)           3.7         (44.2)           3.1
Minority interest in earnings (loss)
  of subsidiaries ......................           1.4            0.1          (1.0)           0.1
                                              --------       --------      --------       --------
Earnings before income taxes ...........          56.5            4.0          57.6            4.1
Income tax expense .....................          11.8            0.8           9.3            0.7
                                              --------       --------      --------       --------
Net earnings ...........................      $   44.7            3.2      $   48.3            3.4
                                              ========       ========      ========       ========

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                             --------------------------------------------------
                                                      2003                          2002
                                             ----------------------      ----------------------
                                                             % OF                        % OF
                                             $ AMOUNT        TOTAL       $ AMOUNT        TOTAL
                                             --------      --------      --------      --------
                                                          (DOLLARS IN MILLIONS)
NET SALES
Dairy foods ...........................      $1,301.2          45.6      $1,441.4          48.8
Animal feed ...........................       1,196.2          42.0       1,205.7          40.8
Crop seed .............................         303.0          10.6         252.9           8.6
Swine .................................          43.7           1.5          45.7           1.5
Agronomy ..............................            --            --            --            --
Other .................................           6.4           0.3           6.3           0.3
                                             --------                    --------
  Total net sales .....................      $2,850.5                    $2,952.0
                                             ========                    ========



                                                               % OF                         % OF
                                                                NET                          NET
                                              $ AMOUNT         SALES       $ AMOUNT         SALES
                                              --------       --------      --------       --------
COST OF SALES
Dairy foods ............................      $1,234.2           94.9      $1,358.0           94.2
Animal feed ............................       1,056.6           88.3       1,061.4           88.0
Crop seed ..............................         262.3           86.6         213.7           84.5
Swine ..................................          43.3           99.1          43.6           95.4
Agronomy ...............................            --             --            --             --
Other ..................................           3.6           56.3           3.4           54.0
                                              --------       --------      --------       --------
  Total cost of sales ..................       2,600.0           91.2       2,680.1           90.8

Selling, general and administration ....         230.2            8.1         251.7            8.5
Restructuring and impairment charges ...           2.9            0.1           7.3            0.2
                                              --------       --------      --------       --------
Earnings from operations ...............          17.4            0.6          12.9            0.4
Interest expense, net ..................          34.3            1.2          34.9            1.2
Gain on legal settlements ..............         (19.2)           0.7         (32.7)           1.1
Gain on sale of investment .............          (0.8)           0.0            --             --
Gain on sale of intangibles ............          (0.6)           0.0          (4.2)           0.1
Loss (gain) on divestiture of
  businesses ...........................           0.7            0.0          (1.2)           0.0
Equity in earnings of affiliated
  companies ............................         (50.4)           1.8         (34.4)           1.2
Minority interest in earnings (loss)
  of subsidiaries ......................           2.9            0.1          (0.1)           0.0
                                              --------       --------      --------       --------

Earnings before income taxes ...........          50.5            1.8          50.5            1.7
Income tax expense .....................           6.2            0.2           3.2            0.1
                                              --------       --------      --------       --------
Net earnings ...........................      $   44.3            1.6      $   47.3            1.6
                                              ========       ========      ========       ========

THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

NET SALES

    Net sales for the three months ended June 30, 2003 decreased $23.8 million, or 1.7%, to $1,396.0 million, compared to net sales of $1,419.8 million for the three months ended June 30, 2002. Improved volumes in dairy foods were more than offset by lower commodity prices and reduced volumes on livestock feeds, particularly dairy and swine feeds.

    Dairy Foods. Net sales for the three months ended June 30, 2003 decreased $45.0 million, or 6.3%, to $665.3 million, compared to net sales of $710.3 million for the three months ended June 30, 2002. For the three months ended June 30, 2003, average commodity prices for butter decreased by less than $0.01 per pound, while average commodity prices for cheese decreased $0.06 per pound compared to the same period in 2002. The impact of these market price changes decreased net sales of butter by $4.5 million and decreased net sales of cheese by $6.0 million. Retail and foodservice butter volumes increased 8.2 million pounds representing an increase in net sales of $14.2 million from the same period last year. Private label butter volumes increased 0.9 million pounds representing an increase in net sales of $4.7 million over the prior period. Butter volume increases are primarily the result of the timing of the Easter holiday season which was in the first quarter in 2002 and in the second quarter in 2003. Bulk cheese sales decreased $0.4 million for the three month period ended June 30, 2003, compared to the three months ended June 30, 2002. Retail cheese volumes decreased 2.3 million pounds compared to the same period last year due to intense competitive activities. This resulted in a decrease in sales of $4.3 million. Deli cheese volumes decreased 2.5 million pounds from the prior period, which resulted in a decrease in sales of $4.3 million.

Foodservice cheese sales increased 3.1 million pounds which resulted in an increase in sales of $5.0 million over the prior period. Sales in 2003 under our wholesale milk marketing program decreased $39.0 million, or 18.4%, to $172.9 million, compared to $211.9 million for the three months ended June 30, 2002. Volume changes in other product categories accounted for the remaining sales decrease of $10.4 million.

    Animal Feed. Net sales for the three months ended June 30, 2003 increased $6.5 million, or 1.1%, to $593.7 million, compared to net sales of $587.2 million for the three months ended June 30, 2002. Sales of livestock feeds increased $1.0 million as increases in commodity prices and poultry product mix changes offset volume decreases in dairy and swine feed. Sales of lifestyle feed products decreased $1.8 million, primarily due to volume decreases in our pet food and grass cattle feeds, partially offset by volume increases in horse, lab and zoo feeds. Grass cattle feed sales were negatively impacted by a government assistance program during the quarter. In certain drought-stricken states, eligible producers received vouchers for non-fat dried milk to be traded for cattle feeds or non-fat dried milk. Sales of animal health farm and ranch products increased $13.4 million as we formed a new joint venture which handles the sales of these products. Sales in our other wholly-owned and majority-owned subsidiaries decreased by $10.3 million as they were impacted by lower volumes resulting from poor industry economics. Ingredient sales increased $3.6 million as a result of increasing commodity prices and product mix changes. We also experienced a decrease of $0.6 million in animal milk and animal protein product sales as volumes returned to historical levels compared to record volumes in the same period of 2002. Sales in our international division declined $1.8 million as we exited some of the businesses in the second half of 2002. Sales in other categories increased $3.0 million.

    Crop Seed. Net sales for the three months ended June 30, 2003 increased $13.9 million, or 14.3%, to $111.1 million, compared to net sales of $97.2 million in the same period of 2002. Soybean sales increased $20.7 million in the three months ended June 30, 2003, or 88.1%, as a result of increased volumes and sales price. Volume growth and product mix in both proprietary and partnered categories resulted in increased sales of corn of $8.3 million, or 45.4%, for the three months ended June 30, 2003 as compared to the same period of 2002. These increases were primarily due to increased emphasis on seed sales by agricultural retailers. Alfalfa sales decreased $3.2 million, or 33.0%, due to the timing of spring sales. Turf sales decreased $3.7 million due to continued weakness in the market. Sales of inoculation/coatings decreased $3.8 million as a result of selling the wholesale business last fall. Volume decreases in other seed categories resulted in a sales decrease of $4.4 million.

    Swine. Net sales for the three months ended June 30, 2003 increased $0.7 million, or 3.2%, to $22.5 million, compared to $21.8 million for the three months ended June 30, 2002. The increase in average market hog prices of $7.65 per hundredweight to $43.77, compared to $36.12 for the prior-year period, along with the increase in feeder pig prices increased sales by $3.4 million. We signed a packer agreement, effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. For the three months ended June 30, 2003, this agreement decreased our sales by $1.3 million, compared to the three months ended June 30, 2002. The number of market hogs sold decreased by 9,212 and the number of feeder pigs sold decreased by 20,697, with a corresponding sales decrease of $1.4 million.

COST OF SALES

    Cost of sales for the three months ended June 30, 2003 decreased $24.8 million, or 1.9%, to $1,271.1 million, compared to cost of sales of $1,295.9 million for the three months ended June 30, 2002. Cost of sales as a percent of net sales decreased 0.2 percentage points to 91.1% for the three months ended June 30, 2003, compared to 91.3% for the three months ended June 30, 2002. This decrease was driven primarily by ongoing cost control efforts and improvement in milk input pricing, partially offset by continued competitive pressures on commodity product prices. For the three months ended June 30, 2003, patronage income from other cooperatives that was directly attributable to product purchases amounted to $1.0 million, compared to $2.2 million for the three months ended June 30, 2002. Our cost of sales was reduced by these amounts.

    Dairy Foods. Cost of sales for the three months ended June 30, 2003 decreased $45.9 million, or 6.8%, to $626.1 million, compared to cost of sales of $672.0 million for the three months ended June 30, 2002. For the three months ended June 30, 2003, average butter market prices decreased less than $0.01 per pound, while average cheese market prices decreased $0.06 per pound compared to the same period in 2002. The impact of these market price changes decreased cost of sales of butter by $8.5 million and decreased cost of sales of cheese by $5.7 million. Increased volumes of both branded butter and private label butter increased cost of sales by $11.6 million and $4.4 million, respectively. Reduced sales of bulk cheese resulted in decreased cost of sales of $4.8 million.

Reduced volumes of retail cheese and deli cheese resulted in decreased cost of sales of $3.6 million and $3.5 million, respectively. Offsetting these decreases in cheese volumes was an increase in the volume for foodservice cheese. The increase in cost of sales for foodservice cheese was $4.5 million. Lower milk input costs in the Upper Midwest and East resulted in decreased cost of sales of $4.7 million. Cost of sales for the three months ended June 30, 2003 under our wholesale milk marketing program decreased $38.4 million, or 18.0%, to $174.5 million, compared to $212.9 million in the same period in 2002. Increased energy costs in 2003 increased cost of sales by $0.7 million, as compared to 2002. Cost of sales for the CPI facility increased $0.3 million. CPI began producing products in May of 2002. Volume changes in other categories increased cost of sales by $3.8 million. Cost of sales as a percent of net sales decreased 0.5 percentage points from 94.6% for the three months ended June 30, 2002 to 94.1% for the three months ended June 30, 2003, primarily due to decreased commodity input prices for butter and cheese.

    Animal Feed. Cost of sales for the three months ended June 30, 2003 increased $9.7 million, or 1.9%, to $526.6 million, compared to $516.9 million for the three months ended June 30, 2002. Cost of sales of livestock feeds increased $5.7 million as commodity prices increased input costs and volume decreases in dairy and swine feed sales due to poor producer economics were slightly offset by increases in poultry feed Cost of sales of lifestyle feed products increased $2.9 million as volume increases for horse, lab and zoo feeds were somewhat offset by volume declines in pet food and grass cattle feed. Commodity prices increased lifestyle input costs as well. Ingredient cost of sales increased $3.8 million as a result of increased commodity prices and changes in product mix. We also experienced a decrease of $1.0 million for animal milk and animal protein products as volumes returned to historical levels compared to record volumes in the same period of 2002. Cost of sales in our international division declined $1.4 million as we exited some of the businesses in the second half of 2002. Cost of sales for animal health farm and ranch products increased $12.8 million as we formed a new joint venture which handles the sales of these products. Cost of sales in our other wholly-owned and majority-owned subsidiaries declined $10.1 million with decreased volumes as a result of poor industry economics. Cost of sales in other categories increased $4.4 million. Cost of sales decreased $1.6 million due to an increase in patronage rebates from other inter-regional cooperatives. Cost of sales decreased $5.4 million as we continue integration efforts in manufacturing and distribution. Cost of sales as a percent of net sales increased 0.7 percentage points from 88.0% for the three months ended June 30, 2002 to 88.7% for the three months ended June 30, 2003. An unrealized hedging gain of $2.1 million for the three months ended June 30, 2003 compared to an unrealized hedging gain of $1.7 million for the three months ended June 30, 2002 decreased cost of sales by $0.4 million.

    Crop Seed. Cost of sales for the three months ended June 30, 2003 increased $12.3 million, or 14.8%, to $95.4 million, compared to cost of sales of $83.1 million for the three months ended June 30, 2002. Continued volume growth in both proprietary and partnered corn seed resulted in increased cost of sales of $8.7 million, or 59.6%, over the prior-year period. Cost of sales for soybeans increased $18.9 million, or 97.4%, due to an increase in sales volume. Cost of sales for alfalfa decreased $2.8 million, or 30.4%, as a result of decreased sales volumes. The sale of our wholesale inoculation/coatings business in 2002 reduced cost of sales for the three months ended June 30, 2003 by $2.0 million compared to the three months ended June 30, 2002. Reduced turf sales decreased cost of sales by $4.1 million. Volume declines and changes in product mix in other seed categories accounted for a decrease in cost of sales of $6.8 million. An unrealized hedging gain on soybean futures contracts of $0.5 million for the three months ended June 30, 2003 compared to an unrealized hedging gain of $0.9 million for the three months ended June 30, 2002 increased cost of sales by $0.4 million. Cost of sales as a percent of net sales increased 0.4 percentage points, from 85.5% for the three months ended June 30, 2002 to 85.9% for the three months ended June 30, 2003.

    Swine. Cost of sales for the three months ended June 30, 2003 decreased $1.1 million, or 5.0%, to $21.0 million, compared to $22.1 million for the three months ended June 30, 2002. Reduced unit sales decreased cost of sales by $1.6 million, partially offset by higher input costs for corn and soybean meal which increased cost of sales by $0.6 million. An unrealized hedging gain decreased cost of sales by $0.4 million for the three months ended June 30, 2003, compared to an unrealized hedging gain of $0.3 million for the three months ended June 30,2002, resulting in a net decrease in cost of sales of $0.1 million. Cost of sales as a percent of net sales decreased 8.1 percentage points from 101.4% for the three months ended June 30, 2002 to 93.3% of sales for the three months ended June 30, 2003, primarily due to the increase in hog market prices which increased swine net sales.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense for the three months ended June 30, 2003 decreased $13.9 million, or 11.2%, to $110.3 million, compared to selling, general and administration expense of $124.2 million for the three months ended June 30, 2002. The decrease was primarily due to spending reductions associated with our ongoing cost control efforts as well as a gain on the sale of a dairy facility. Selling, general and administration expense as a percent of net sales decreased 0.8 percentage points from 8.7% for the three months ended June 30, 2002 to 7.9% for the three months ended June 30, 2003.

RESTRUCTURING AND IMPAIRMENT CHARGES

     For the three months ended June 30, 2003, we recorded restructuring and impairment charges of $1.8 million, compared to $3.8 million for the three months ended June 30, 2002. These charges related to the announced closure of certain manufacturing facilities within various business units.

INTEREST EXPENSE

    Interest expense for the three months ended June 30, 2003 was $16.9 million, compared to $17.4 million for the three months ended June 30, 2002. Average debt balances decreased by $76.3 million as compared to the three months ended June 30, 2002. CoBank patronage reduced interest expense by $0.4 million for the three months ended June 30, 2003, compared to $0.1 million for the three months ended June 30, 2002. Combined interest rates for borrowings, excluding CoBank patronage, averaged 6.66% for the three months ended June 30, 2003, compared to 6.99% for the three months ended June 30, 2002. The impact of favorable interest rates on the term loans was partially offset by approximately $1 million in additional interest expense related to the CPI capital lease.

GAIN ON LEGAL SETTLEMENTS

    In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, we were a party to this action as a member of the class. In February 2000, however, we decided to pursue our claims against the defendant outside the class action. In December 2002, we reached settlements for $97 million with several defendants against whom we claimed had illegally fixed the prices of various vitamin products we purchased. As a result of these settlements, a gain on legal settlements was recorded in December 2002 and net cash proceeds of $97 million were received in January 2003. During the second quarter of 2003, we settled with additional defendants and received approximately $3.1 million. When combined with the settlement proceeds received from similar claims since the commencement of these actions, we have received, cumulatively, approximately $168 million from the settling defendants, which represents the vast majority of our vitamin purchases. We continue to pursue similar claims against the remaining defendants.

    During the first quarter of 2003, we also settled a claim against certain suppliers of methionine, an amino acid that we purchase and use in certain of our products. We alleged that certain methionine suppliers had illegally engaged in price fixing. During the second quarter we received $7.2 million from the settling defendants. We do not expect to receive additional settlements based on this claim.

    As a result of the above settlements, we recorded a gain on legal settlements of $10.3 million for the three months ended June 30, 2003 compared to a gain on legal settlements of $32.7 million for the three months ended June 30, 2002.

GAIN ON SALE OF INVESTMENT

    For the three months ended June 30, 2003, we recorded a $0.3 million gain on the sale of an Animal Feed investment in a Purina Mills swine joint venture, compared to no gain for the three months ended June 30, 2002.

GAIN ON SALE OF INTANGIBLE

    For the three months ended June 30, 2003, we recorded a gain on sale of intangible of $0.6 million on the sale of an Animal Feed customer list in Taiwan. For the three months ended June 30, 2002, we did not record a gain on sale of intangible.

LOSS OR GAIN ON DIVESTITURE OF BUSINESSES

    For the three months ended June 30, 2003, we recorded a loss of $0.7 million on the divestiture of our Animal Feed business in Taiwan. For the three months ended June 30, 2002, we recorded a gain of $1.2 million primarily on the divestiture of our Dairy Foods Poland business.

EQUITY IN EARNINGS OF AFFILIATED COMPANIES

    For the three months ended June 30, 2003, equity in earnings of affiliated companies was $51.4 million, compared to earnings of $44.2 million for the three months ended June 30, 2002. Results for the three months ended June 30, 2003 included earnings from Agriliance and MoArk, LLC ("MoArk") of $46.8 million and $1.6 million, respectively. We also recorded earnings from our Advanced Food Products, LLC joint venture of $1.4 million for the three months ended June 30, 2003 compared to $1.2 million for the same period in the prior year. Results for the three months ended June 30, 2002 included earnings from Agriliance of $48.3 million and a loss from MoArk of $5.3 million. Agriliance earnings decreased by $1.5 million in the three months ended June 30, 2003 compared to the three month ended June 30, 2002 primarily due to lower earnings in the crop protection and retail distribution areas.

MINORITY INTEREST IN EARNINGS OR LOSS OF SUBSIDIARIES

    For the three months ended June 30, 2003, we recorded minority interest in earnings of subsidiaries of $1.4 million, compared to a loss of $1.0 million for the three months ended June 30, 2002. Animal Feed recorded minority interest in earnings of subsidiaries of $1.4 million for the three months ended June 30, 2003, compared to minority interest in earnings of subsidiaries of $1.0 million for the three months ended June 30, 2002. Dairy Foods recorded no minority interest in earnings of subsidiaries for the three months ended June 30, 2003, compared to minority interest in loss of subsidiaries of $2.0 million for the three months ended June 30, 2002.

INCOME TAXES

    We recorded income tax expense of $11.8 million for the three months ended June 30, 2003, compared to income tax expense of $9.3 million for the three months ended June 30, 2002. The income tax expense resulted from member and non-member earnings and from the gain on legal settlements.

NET EARNINGS

    Net earnings decreased $3.6 million to $44.7 million for the three months ended June 30, 2003, compared to net earnings of $48.3 million for the three months ended June 30, 2002. The decrease in net earnings resulted primarily from reduced margins in our Animal Feed operations as well as a lower gain on legal settlements, partially offset by reduced selling, general and administration expense.

SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

NET SALES

    Net sales for the six months ended June 30, 2003 decreased $101.5 million, or 3.4%, to $2,850.5 million, compared to net sales of $2,952.0 million for the six months ended June 30, 2002. The decrease was primarily attributed to declines in Dairy Foods sales and lower Animal Feed sales, partially offset by sales increases in Crop Seed.

    Dairy Foods. Net sales for the six months ended June 30, 2003 decreased $140.2 million, or 9.7%, to $1,301.2 million, compared to net sales of $1,441.4 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, average commodity prices for butter decreased $0.11 per pound, and average commodity prices for cheese decreased $0.10 per pound compared to the same period in 2002. The impact of these market price changes decreased net sales of butter by $24.8 million and decreased net sales of cheese by $13.1 million. Retail and foodservice butter volumes increased 2.6 million pounds representing an increase in net sales of $4.6 million from the same period last year. Private label butter volumes increased 1.6 million pounds representing an increase in net sales of $2.3 million over the prior period. Bulk cheese sales decreased $13.6 million for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. Retail cheese volumes decreased 5.6 million pounds compared to the same period last year due to intense competitive activities. This resulted in a decrease in sales of $10.4 million. Deli cheese volumes decreased 1.4 million pounds from the prior year, which resulted in a decrease in sales of $3.1 million. Foodservice cheese sales increased 6.8 million pounds which resulted in an increase in sales of $10.2 million over the prior period. Sales in the six months ended June 30, 2003 under our wholesale milk marketing program decreased $67.2 million, or 15.5%, to $366.1 million, compared to $433.3 million for the same period in 2002. Volume changes in other product categories accounted for the remaining sales decrease of $25.1 million.

    Animal Feed. Net sales for the six months ended June 30, 2003 decreased $9.5 million, or 0.8%, to $1,196.2 million, compared to net sales of $1,205.7 million for the six months ended June 30, 2002. Sales of livestock feeds decreased $12.0 million, compared to the prior year period, as volume decreased in dairy and swine feed due to continued unfavorable producer economics. Sales of lifestyle feed products decreased $0.2 million, primarily due to volume decreases in pet food and grass cattle feed, partially offset by volume increases in horse, lab and zoo feeds. Ingredient sales increased $3.6 million as a result of increasing commodity prices and product mix changes. We experienced a decrease of $2.5 million in animal milk and animal protein product sales as volumes returned to historical levels compared to record volumes in the same period of 2002. Sales of cophosphates declined $4.2 million as we exited this business in 2002. Sales in our international division declined $7.6 million as we exited certain businesses in the second half of 2002. Sales of animal health farm and ranch products increased $16.3 million due to the formation of a joint venture which handles the sale of these products. Sales in our other wholly-owned and majority-owned subsidiaries decreased $6.9 million, primarily due to volume declines as a result of unfavorable producer economics. Sales in other categories increased $4.0 million.

    Crop Seed. Net sales for the six months ended June 30, 2003 increased $50.1 million, or 19.8%, to $303.0 million, compared to net sales of $252.9 million for the six months ended June 30, 2002. Volume growth and product mix in both proprietary and partnered categories resulted in increased corn seed sales of $35.5 million, or 43.2%. Soybean sales increased $27.9 million for the six months ended June 30, 2003, or 40.0%, compared to the prior year period, as a result of increased volumes and sales price. Alfalfa sales increased $1.7 million, or 6.3%, due to increased volumes. Sales of inoculation/coatings decreased $7.5 million as a result of selling the wholesale business last fall. Turf sales decreased $4.2 million due to continued weakness in the market. Volume decreases in other seed categories resulted in a sales decrease of $7.5 million.

    Swine. Net sales for the six months ended June 30, 2003 decreased $2.0 million, or 4.4%, to $43.7 million, compared to $45.7 million for the six months ended June 30, 2002. Reduced supply, caused in part by a reduction in the U.S. breeding herd, increased the average market hog price for the six months ended June 30, 2003 to $40.06 per hundredweight versus an average market price of approximately $38.05 for the six months ended June 30, 2002. The average price per feeder pig sold on the open market increased $6.16, from $40.84 for the six months ended June 30, 2002 to $47.00 for the six months ended June 30, 2003. The increase in average market hog prices of $2.01 per hundredweight along with the increase in feeder pig prices increased sales by $2.0 million. We signed a packer agreement, effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. For the six months ended June 30, 2003, this agreement decreased our sales by $1.1 million, compared to the six months ended June 30, 2002. The number of market hogs sold decreased by 15,111 and the number of feeder pigs sold decreased by 24,013, with a corresponding sales decrease of $2.9 million.

COST OF SALES

    Cost of sales for the six months ended June 30, 2003 decreased $80.1 million, or 3.0%, to $2,600.0 million, compared to cost of sales of $2,680.1 million for the six months ended June 30, 2002. The decrease was attributed to lower Dairy Foods sales, partially offset by increased sales of Crop Seed products. Cost of sales as a percent of net sales increased 0.4 percentage points to 91.2% for the six months ended June 30, 2003, compared to 90.8% for the same period in the prior year. For the six months ended June 30, 2003, patronage income from other cooperatives that was directly attributable to product purchases amounted to $1.5 million, compared to $3.3 million for the six months ended June 30, 2002. Our cost of sales was reduced by these amounts.

    Dairy Foods. Cost of sales for the six months ended June 30, 2003 decreased $123.8 million, or 9.1%, to $1,234.2 million, compared to cost of sales of $1,358.0 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, average butter market prices decreased $0.11 per pound, while average cheese market prices decreased $0.10 per pound compared to the same period in 2002. The impact of these market price changes decreased cost of sales of butter by $25.1 million and decreased cost of sales of cheese by $13.9 million for the six months ended June 30, 2003 compared to the same period in 2002. Increased volumes of both branded butter and private label butter increased cost of sales by $3.8 million and $2.2 million, respectively. Reduced sales of bulk cheese resulted in decreased cost of sales of $18.3 million. Reduced volumes of retail cheese and deli cheese resulted in decreased cost of sales of $8.8 million and $2.5 million, respectively. Offsetting these decreases in cheese volumes was an increase in the volumes for foodservice cheese. The increase in cost of sales for foodservice cheese was $9.1 million. Lower milk input costs in the Upper Midwest and East resulted in decreased cost of sales of $3.3 million. Cost of sales for the six months ended June 30, 2003 under our wholesale milk marketing program decreased $70.2 million, or 16.0%, to $368.6 million, compared to $438.8 million for the same period in 2002. Increased energy costs in 2003 increased cost of sales by $1.1 million for the six months ended June 30, 2003, as compared to the same period in 2002. Cost of sales for the cheese and whey plant in Tulare, California that we operate as a joint venture with Mitsui of Japan increased $5.2 million. It began producing products in May of 2002. Volume changes in other categories decreased cost of sales by $3.1 million. Cost of sales as a percent of net sales increased 0.7 percentage points from 94.2% for the six months ended June 30, 2002 to 94.9% for the six months ended June 30, 2003, primarily due to lower sales as a result of decreased commodity prices for butter and cheese.

    Animal Feed. Cost of sales for the six months ended June 30, 2003 decreased $4.8 million, or 0.5%, to $1,056.6 million compared to $1,061.4 million for the six months ended June 30, 2002. Cost of sales of livestock feeds increased $3.0 million as commodity prices increased input costs and volume decreases in dairy and swine feed sales were slightly offset by increases in poultry feed. Producer economics in the dairy and swine area continue to pressure IOIC. Cost of sales of lifestyle feed products increased $5.1 million as volume increases for horse, lab and zoo feeds were somewhat offset by volume declines in pet food and grass cattle sales. In addition, we have seen commodity price increases that negatively affected our cost of sales in these categories. Ingredient cost of sales increased $3.8 million as a result of increased commodity prices and changes in product mix. We also experienced a decrease of $3.5 million for animal milk and animal protein products as volumes returned to historical levels compared to record volumes in the same period of 2002. Cost of sales in our international division declined $6.5 million for the six months ended June 30, 2003 compared to the same period in 2002, as we exited some of the businesses in the second half of 2002. Cost of sales for animal health farm and ranch products increased $15.9 million as we formed a new joint venture which handles the sale of these products. Cost of sales in our other wholly-owned and majority-owned subsidiaries decreased $8.4 million due to lower volumes resulting from poor industry economics. Cost of sales in other categories increased $0.8 million. Cost of sales decreased $1.1 million due to an increase in patronage rebates from other inter-regional cooperatives. Cost of sales decreased $10.5 million as we continue our efforts to integrate the Purina Mills businesses. Cost of sales as a percent of net sales increased 0.3 percentage points from 88.0% for the six months ended June 30, 2002 to 88.3% for the six months ended June 30, 2003.

    Crop Seed. Cost of sales for the six months ended June 30, 2003 increased $48.6 million, or 22.7%, to $262.3 million, compared to cost of sales of $213.7 million for the six months ended June 30, 2002. Continued volume growth in both proprietary and partnered corn seed resulted in increased cost of sales of $35.1 million, or 50.9%, over the prior-year period. Cost of sales for soybeans increased $24.2 million, or 40.0%, due to an increase in sales volume. Cost of sales for alfalfa increased $3.6 million, or 16.9%, due to increased sales volumes in an effort to decrease inventory levels. Cost of sales related to the sale of our wholesale inoculation/coatings business reduced cost of sales by $3.6 million. Reduced turf sales decreased cost of sales by $4.4 million. Volume declines and changes in product mix in other seed categories accounted for a decrease in cost of sales of $8.0 million. An unrealized hedging gain on soybean futures contracts of $0.3 million for the six months ended June 30, 2003 compared to an unrealized hedging gain of $2.0 million for the six months ended June 30, 2002 increased cost of sales by $1.7 million. Cost of sales as a percent of net sales increased 2.1 percentage points, from 84.5% for the six months ended June 30, 2002 to 86.6% for the six months ended June 30, 2003, due to the change in product mix.

    Swine. Cost of sales for the six months ended June 30, 2003 decreased $0.3 million, or 0.7%, to $43.3 million, compared to $43.6 million for the six months ended June 30, 2002. Reduced unit sales decreased cost of sales by $2.5 million and higher input costs increased cost of sales by $2.9 million. An unrealized hedging gain decreased cost of sales by $1.4 million for the six months ended June 30, 2003, compared to an unrealized hedging gain of $0.7 million for the six months ended June 30, 2002, resulting in a net decrease in cost of sales of $0.7 million. Cost of sales as a percent of net sales increased 3.7 percentage points from 95.4% to 99.1% of sales, primarily due to higher input costs for corn and soybean meal for the six months ending June 30, 2003, compared to the six months ending June 30, 2002.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense for the six months ended June 30, 2003 decreased $21.5 million, or 8.5%, to $230.2 million, compared to selling, general and administration expense of $251.7 million for the six months ended June 30, 2002. The decrease was primarily due to spending reductions associated with our ongoing cost control efforts as well as a gain on the sale of a dairy facility. Selling, general and administration expense as a percent of net sales decreased 0.4 percentage points from 8.5% for the six months ended June 30, 2002 to 8.1% for the six months ended June 30, 2003.

RESTRUCTURING AND IMPAIRMENT CHARGES

    For the six months ended June 30, 2003, Land O'Lakes recorded restructuring and impairment charges of $2.9 million, compared to $7.3 million for the six months ended June 30, 2002. These charges related to the announced closures of certain manufacturing facilities within various business units.

INTEREST EXPENSE

    Interest expense for the six months ended June 30, 2003 was $34.3 million, compared to $34.9 million for the six months ended June 30, 2002. Average debt balances decreased by $78.5 million as compared to the six months ended June 30, 2002. CoBank patronage reduced interest expense by $0.7 million for the six months ended June 30, 2003 and 2002, respectively. Combined interest rates for borrowings, excluding CoBank patronage, averaged 6.77% for the six months ended June 30, 2003, compared to 6.97% for the six months ended June 30, 2002. The impact of favorable interest rates on the term loans was partially offset by approximately $2 million in additional interest expense related to the CPI capital lease.

GAIN ON LEGAL SETTLEMENTS

    In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, we were a party to this action as a member of the class. In February 2000, however, we decided to pursue our claims against the defendant outside the class action. In December 2002, we reached settlements for $97 million with several defendants against whom we claimed had illegally fixed the prices of various vitamin products we purchased. As a result of these settlements, a gain on legal settlements was recorded in December 2002 and net cash proceeds of $97 million were received in January 2003. During 2003, we settled with additional defendants and received approximately $8.8 million in the six months ended June 30, 2003. When combined with the settlement proceeds received from similar claims since the commencement of these actions, we have received, cumulatively, approximately $168 million from the settling defendants, which represents the vast majority of our vitamin purchases. We continue to pursue similar claims against the remaining defendants.

    During the first quarter of 2003, we also settled a claim against certain suppliers of methionine, an amino acid that we purchase and use in certain of our products. We alleged that certain methionine suppliers had illegally engaged in price fixing. For the six months ended June 30, 2003, we received $10.4 million from the settling defendants. When combined with the settlement proceeds received from similar claims since the commencement of these actions, we have received, cumulatively, approximately $12 million from the settling defendants. We do not expect to receive additional settlements based on this claim.

    As a result of the above settlements, we recorded a gain on legal settlements of $19.2 million for the six months ended June 30, 2003 compared to a gain on legal settlements of $32.7 million for the six months ended June 30, 2002.

GAIN ON SALE OF INVESTMENT

         For the six months ended June 30, 2003, we recorded a $0.8 million gain on the sale of an Animal Feed investment in a Purina Mills swine joint venture, compared to no gain for the six months ended June 30, 2002.

GAIN ON SALE OF INTANGIBLE

    For the six months ended June 30, 2003, we recorded a gain of $0.6 million on the sale of an Animal Feed customer list in Taiwan. For the six months ended June 30, 2002, we recorded a gain of $4.2 million on the sale to Potash Corporation of Saskatchewan of a customer list pertaining to the feed phosphate distribution business.

LOSS OR GAIN ON DIVESTITURE OF BUSINESSES

    For the six months ended June 30, 2003, we recorded a loss of $0.7 million on the divestiture of our Animal Feed business in Taiwan. For the six months ended June 30, 2002, we recorded a gain of $1.2 million primarily on the divestiture of our dairy foods Poland business.

EQUITY IN EARNINGS OF AFFILIATED COMPANIES

    For the six months ended June 30, 2003, equity in earnings of affiliated companies was $50.4 million, compared to earnings of $34.4 million for the six months ended June 30, 2002. Results for the six months ended June 30, 2003 included earnings from Agriliance of $44.0 million, primarily driven by improved fertilizer margins, lower selling, general and administration expense and lower interest expense, partially offset by declines in nitrogen prices and fertilizer volumes. We recorded earnings from MoArk of $4.3 million, driven by improved market prices for eggs, in part as a result of a declining chick hatch and changes in response to new animal welfare guidelines. Results for the six months ended June 30, 2002 primarily reflected earnings from Agriliance of $39.1 million, partially offset by a loss from MoArk of $5.2 million.

MINORITY INTEREST IN LOSS OR EARNINGS OF SUBSIDIARIES

    For the six months ended June 30, 2003, we recorded minority interest in earnings of subsidiaries of $2.9 million, compared to a loss of $0.1 million for the six months ended June 30, 2002. Minority interest in earnings of Animal Feed related subsidiaries was $2.9 million for the six months ended June 30, 2003. Results for the six months ended June 30, 2002 included minority interest in earnings of Animal Feed related subsidiaries of $2.4 million, offset by minority interest in loss of Dairy Foods related subsidiaries.

INCOME TAXES

    We recorded income tax expense of $6.2 million for the six months ended June 30, 2003, compared to income tax expense of $3.2 million for the six months ended June 30, 2002. The tax expense resulted from member and non-member earnings and from the gain on legal settlements.

NET EARNINGS

    Net earnings decreased $3.0 million, or 6.3%, to net earnings of $44.3 million for the six months ended June 30, 2003, compared to net earnings of $47.3 million for the six months ended June 30, 2002. Lower selling, general and administration expense and increased equity in earnings of affiliated companies were more than offset by the $13.5 million decrease in gain on legal settlements over the prior six-month period.


LIQUIDITY AND CAPITAL RESOURCES

    We rely on cash from operations, borrowings under our bank facilities, bank term debt and other institutionally placed funded debt as the main sources for financing working capital requirements and additions to property, plant and equipment as well as acquisitions and joint ventures. Other sources of funding consist of leasing arrangements, a receivables securitization and the sale of non-strategic assets. Total long-term debt was $973.0 million, including $190.7 million in Capital Securities, as of June 30, 2003 and $1,007.3 million, including $190.7 million in Capital Securities, as of December 31, 2002.

    Net cash provided by operating activities was $153.4 million for the six months ended June 30,

2003, compared to net cash provided of $30.2 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, net cash provided by operating activities was $123.2 million more than for the six months ended June 30, 2002. The proceeds from legal settlements of $115.9 million and the cash generation from the revolving receivables securitization program were the primary reasons for the change in cash provided by operating activities.

    Net cash flows (used) provided by investing activities was ($47.4) million for the six months ended June 30, 2003 and $0.8 million for the six months ended June 30, 2002. The change was primarily due to an increase in restricted cash and the sale of investments in 2002.

    Net cash flows used by financing activities was $84.8 million for the six months ended June 30, 2003 and $81.7 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, we made payments of $73.1 million on existing long-term debt and payments of $23.7 million for redemption of member equities. At the same time, we increased short-term debt by $14.3 million to cover seasonal working capital needs. For the six months ended June 30, 2002, we made payments of $60.1 million on existing long-term debt and payments of $36.5 million for redemption of member equities, while increasing our short-term debt by $10.3 million to cover seasonal working capital needs.

    Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. As of June 30, 2003 we had $973.0 million outstanding in long-term debt, including $190.7 million of Capital Securities, and $118.0 million outstanding in short-term debt. In addition, as of June 30, 2003, $217.7 million was available under a $250 million revolving credit facility for working capital and general corporate purposes, after giving effect to $32.3 million of outstanding letters of credit, which reduce availability. The revolving credit facility had no borrowings on June 30, 2003. Total equities as of June 30, 2003 were $933.9 million.

    The principal term loans consist of a syndicated Term Loan A Facility with a remaining balance of $243.2 million and an expiration date of October 10, 2006, and a syndicated Term Loan B Facility with a remaining balance of $204.9 million and an expiration date of October 10, 2008. Our $250.0 million revolving credit facility terminates on June 28, 2004, and we expect to renew this facility by the end of 2003.

    Borrowings under the term loans and the revolving credit facility bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins are dependent upon Land O'Lakes credit ratings.

    The Term Loan A Facility is prepayable at any time without penalty. The Term Loan B Facility is prepayable with a penalty of 2% through October 10, 2003, 1% from October 11, 2003 through October 10, 2004 and no penalty thereafter. The term loans are subject to mandatory prepayments, subject to certain limited exceptions, in an amount equal to (1) 50% of excess cash flow of Land O'Lakes and the restricted subsidiaries, (2) 100% of the net cash proceeds of asset sales and dispositions of property of Land O'Lakes and the restricted subsidiaries, to the extent not reinvested, (3) 100% of any casualty or condemnation receipts by Land O'Lakes and the restricted subsidiaries, to the extent not used to repair or replace assets, (4) 100% of joint venture dividends or distributions received by Land O'Lakes or the restricted subsidiaries, to the extent that they relate to the sale of property, casualty or condemnation receipts, or the issuance of any equity interest in the joint venture, (5) 100% of net cash proceeds from the sale of inventory or accounts receivable in a securitization transaction and (6) 100% of net cash proceeds from the issuance of unsecured senior or subordinated indebtedness issued by Land O'Lakes. During the first six months of 2003, we made payments of $45.1 million on the Term Loan A Facility and $26.5 million on the Term Loan B Facility, of which $21.6 million was mandatory and $50.0 million was voluntary. In addition, during the month of July we made a scheduled payment of $13.9 million on the Term Loan A Facility.

    The amortization schedules for the Term Loan A and Term Loan B Facilities are provided below.

                                     TERM LOAN A       TERM LOAN B
                                    ------------      ------------
2002 (paid) ..................      $ 36,729,853      $ 18,583,371
2003 (paid through July) .....        58,965,729        26,542,782
2003 (remaining) .............        14,331,526                --
2004 .........................        64,491,867         1,508,154
2005 .........................        85,989,157         2,510,842
2006 .........................        64,491,867         2,510,842
2007 .........................                --         2,510,842
2008 .........................                --       195,833,168
                                    ------------      ------------
     Total ...................      $325,000,000      $250,000,000
                                    ============      ============

    In November 2001, we issued $350 million of senior notes. These notes bear interest at a fixed rate of 8.75% and mature on November 15, 2011. The notes are callable beginning in year six at a redemption price of 104.375%. In years seven and eight, the redemption price is 102.917% and 101.458%, respectively. The notes are callable at par beginning in year nine.

    In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of these securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028 and correspond to the payment terms of the junior subordinated debentures which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of June 30, 2003, the outstanding balance of Capital Securities was $190.7 million.

    The credit agreements relating to the term loans and revolving credit facility and the indenture relating to the 8-3/4% senior notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreements relating to the term loans and revolving credit facility require us to maintain an interest coverage ratio of at least 2.50 to 1. Our ratio was 3.38 to 1 as of and for the year ended December 31, 2002 and 4.33 to 1 as of and for the twelve months period ended June 30, 2003. We are also required to maintain a leverage ratio of no greater than 4.25 to 1. The actual leverage ratio as of December 31, 2002 was 3.85 to 1 and 2.80 to 1 as of June 30, 2003. The required leverage ratio steps down to 3.75 to 1 as of October 11, 2003 and remains constant thereafter.

    Indebtedness under the term loans and revolving credit facility is secured by substantially all of the material assets of Land O'Lakes and its wholly-owned domestic subsidiaries (other than LOL Finance Co. and LOLFC, LLC) and Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC), including real and personal property, inventory, accounts receivable, intellectual property and other intangibles, other than those receivables which have been sold in connection with our receivables securitization. Indebtedness under the term loans and revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries (other than LOL Finance Co. and LOLFC, LLC) and Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC). The 8-3/4% senior notes are unsecured but are guaranteed by the same entities that guaranty the obligations under the term loans and revolving credit facility.

    We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital for at least the next twelve months to operate our business, to make expected capital expenditures and to meet liquidity requirements, including debt service on the term debt, the revolving credit facilities and the 8-3/4% senior notes.

OFF-BALANCE SHEET ARRANGEMENTS

    In order to reduce overall financing costs, Land O'Lakes entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, Land O'Lakes, Land O'Lakes Farmland Feed and Purina Mills sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Farmland Feed. This subsidiary is a qualifying special purpose entity ("QSPE") under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes Farmland Feed or Land O'Lakes. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables multiplied by the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, we have retained reserves for estimated losses. As of June 30, 2003, $80 million was drawn under the securitization facility.

    In addition, we lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $17.1 million for the six months ended June 30, 2003, and $14.3 million for the six months ended June 30, 2002. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases.

CPI CAPITAL LEASE

    Cheese & Protein International LLC ("CPI"), a consolidated joint venture of Land O'Lakes, leases the real property and certain equipment relating to its cheese manufacturing and whey processing plant in Tulare, California ("the Lease"). The Lease is accounted for as a capital lease in our financial statements, and as of June 30, 2003 the lease balance was $103.7 million. The Lease base term commenced on April 30, 2002 and expires on the fifth anniversary, unless CPI requests, and the lessor approves, one or more one-year base term extensions, which could extend the base term to no more than ten years. We have entered into a Support Agreement in connection with the Lease. Pursuant to this agreement, we can elect one of the following options in the event CPI defaults on its obligations under the Lease: (i) assume the obligations of CPI, (ii) purchase the leased assets, (iii) fully cash collateralize the Lease, or (iv) nominate a replacement lessee to be approved by the lessor. The lease agreement requires among other things, that CPI maintain certain financial ratios including minimum tangible net worth and a minimum fixed charge coverage ratio. In addition, CPI is restricted as to borrowings and changes in ownership.

    On March 28, 2003, the Lease contract was amended. The amendment postponed the measurement of the fixed charge coverage ratio until March 2005. In addition, Land O'Lakes established a $20 million cash account (which may be replaced with a letter of credit, at our option) which supports the lease. The cash account or letter of credit would only be drawn upon in the event of a CPI default, and would reduce amounts otherwise due under the lease. This support requirement will be lifted when certain financial targets are achieved by CPI. The lease payments are disclosed below based on current lease rates, an assumed interest rate of 6% and a five-year lease term. The actual lease payments will vary with short-term interest rate fluctuations, as interest per the lease agreement is based on LIBOR. At the conclusion of the lease term, CPI is obligated to pay the remaining lease balance.

CONTRACTUAL OBLIGATIONS

    At June 30, 2003, we had certain contractual obligations, which require us to make payments as follows:

                  PAYMENTS DUE BY PERIOD (AS OF JUNE 30, 2003)

                                                                        LESS
                                                                       THAN 1                                        MORE THAN
CONTRACTUAL OBLIGATIONS                                 TOTAL           YEAR         1-3 YEARS       3-5 YEARS        5 YEARS
-----------------------                              -----------     ----------      ----------      ----------      ----------
                                                                                   (IN THOUSANDS)
Revolving Credit Facility(1) ..................      $        --     $       --      $       --      $       --      $       --
Notes and Short-Term Obligations ..............           52,138         52,138              --              --              --
Long-Term Debt(2) .............................        1,038,794         65,814         175,230          34,539         763,211
Capital Lease(3) ..............................          103,675          8,867          17,754          17,734          59,320
Operating Leases ..............................           80,600         21,638          25,588          14,485          18,889
                                                     -----------     ----------      ----------      ----------      ----------
  Total Contractual Obligations ...............      $ 1,275,207     $  148,457      $  218,572      $   66,758      $  841,420
                                                     ===========     ==========      ==========      ==========      ==========


----------

(1) Maximum $250 million facility, of which $217.7 million was available as of June 30, 2003. A total of $32.3 million of this commitment was unavailable due to outstanding letters of credit.

(2) Refer to Term Loan A and Term Loan B obligations in certain events as explained in "Liquidity and Capital Resources." See "Off-balance Sheet Arrangements" for information concerning our receivables securitization program.

(3) Amount represents the present value of future minimum lease payments for the CPI capital lease.

    We expect our total capital expenditures to be approximately $90 million to $100 million in 2003. Of such amounts, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures is required each year. We had $35.0 million in capital expenditures for the six months ended June 30, 2003, compared to $34.8 million in capital expenditures for the six months ended June 30, 2002. We estimate that our total depreciation and amortization expense will be approximately $100 million to $110 million in 2003. We had $54.0 million in depreciation and amortization expense for the six months ended June 30, 2003, compared to $52.4 million for the six months ended June 30, 2002.

    In 2003 we expect our total cash payments to members, subject to Board approval, to be at least $24 million for revolvement, cash patronage and estates and age retirements.

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

    On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003 and no later than July 1, 2003 for variable interest entities created or acquired prior to February 1, 2003. Accordingly, we adopted FIN 46 on July 1, 2003 and expect to begin consolidating our joint venture in MoArk, LLC, an egg production and marketing company, in the third quarter of 2003. The adoption of FIN 46 did not have a material impact on our results of operations or financial condition.

    In May, 2003, The FASB issued Statement of Financial Accounting Standards 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" The standard establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The standard is effective for us January 1, 2004, and we do not currently expect this standard to have a material impact on our results of operations or financial position. The Company already classifies its Capital Securities as long-term debt and the related financing costs as interest expense.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q for the three months ended June 30, 2003 includes forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "pro forma," "as adjusted," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

    o OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT OBLIGATIONS AND OPERATE OUR BUSINESS.

    o SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

    o DESPITE OUR SUBSTANTIAL LEVERAGE, WE ARE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR SUBSTANTIAL LEVERAGE.

    o RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS LIMIT OUR ABILITY TO FINANCE FUTURE OPERATIONS OR CAPITAL NEEDS OR ENGAGE IN OTHER BUSINESS ACTIVITIES THAT MAY BE IN OUR INTEREST.

    o IF CHEESE & PROTEIN INTERNATIONAL, LLC DEFAULTS ON ITS LEASE, THE COMPANY MAY BE REQUIRED TO ASSUME CPI'S OBLIGATION UNDER THE LEASE.

    o CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR REVENUES AND CASH FLOW.

    o   COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

    o AN OVERSUPPLY OF FOOD PROTEIN IN THE U.S. MARKET COULD CONTINUE TO REDUCE OUR NET SALES AND CASH FLOWS.

    o CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR OPERATING PROFIT AND THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES TO DECREASE.

    o DECREASE IN MILK SUPPLY COULD DECREASE OUR SALES AND INCREASE OUR COST OF PRODUCTION.

    o WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

    o A CONTINUATION OF THE DEPRESSED OPERATING RESULTS OF CF INDUSTRIES COULD LEAD TO AN IMPAIRMENT OF OUR INVESTMENT IN CF INDUSTRIES.

    o WE MAY NOT SUCCESSFULLY IMPLEMENT THE STRATEGIES RELATING TO OUR RECENT ACQUISITIONS OR ACHIEVE THE ANTICIPATED BENEFITS FROM THESE ACQUISITIONS.

    o OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    o PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

    For a discussion of additional factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For the six months ended June 30, 2003 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures.

    As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

    (b)  Changes in internal controls.

    There were no significant changes made in our internal controls during the period covered by this report or in other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are currently and from time to time involved in litigation incidental to the conduct of our business. The damages claimed against us in some of these cases are substantial. In July 2003, an Ohio alpaca producer filed a lawsuit against the Company in which it is alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of its alpacas. It is possible that additional lawsuits or claims relating to this matter could be brought against the Company. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

    In December 2002, we reached settlements with additional defendants against whom we claimed had illegally fixed the prices for various vitamin and methionine products we purchased. As a result of the settlements, we received net proceeds of approximately $97 million in January 2003. Additional proceeds received in the six months ended June 30, 2003 total $19.2 million. When combined with the settlement proceeds received from similar claims settled since the commencement of these actions, we have received cumulatively approximately $180 million from the settling defendants. These claims that have been settled represent the vast majority of our vitamin and methionine purchases. We continue to pursue similar claims against several other defendants. With respect to the remaining claims, we anticipate a Minnesota trial in 2004.

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

    EXHIBIT                     DESCRIPTION
    -------                     -----------

      3.1 Restated Articles of Incorporation of Land O'Lakes, Inc., as amended, August 1998.(1)

      3.2        By-Laws of Land O'Lakes Inc., as amended, February 2003(2)

      4.1 Credit Agreement among Land O'Lakes, Inc., the Lenders party thereto and The Chase Manhattan Bank, dated as of October 11, 2001.(1)

      4.2 First Amendment dated November 6, 2001 to the Credit Agreement dated October 11, 2001.(1)

      4.3 Second Amendment dated February 15, 2002 to the Credit Agreement dated October 11, 2001.(1)

      4.4        Guarantee and Collateral Agreement among Land O'Lakes, Inc.
                 and certain of its subsidiaries and The Chase Manhattan Bank, dated as of October 11, 2001.(1)

      4.5 Indenture dated as of November 14, 2001, among Land O'Lakes, Inc. and certain of its subsidiaries, and U.S. Bank, including Form of 8-3/4% Senior Notes due 2011 and Form of 8-3/4% Senior Notes due 2011.(1)

      4.6 Registration Rights Agreement dated November 14, 2001 by and among Land O'Lakes, Inc. and certain of its subsidiaries, J.P. Morgan Securities Inc., SPP Capital Partners, LLC, SunTrust Robinson Capital Markets, Inc., Tokyo-Mitsubishi International plc and U.S. Bancorp Piper Jaffray, Inc.(1)

      4.7 Purchase Agreement by and between Land O'Lakes, Inc., and certain of its subsidiaries, J.P. Morgan Securities Inc., SPP Capital Partners, LLC, SunTrust Robinson Capital
                 Markets, Inc., Tokyo-Mitsubishi International plc and U.S. Bancorp Piper Jaffray, Inc., dated as of November 8, 2001.(1)

      4.8        Form of Old Note (included in Exhibit 4.5).(1)

      4.9        Form of New Note (included in Exhibit 4.5).(1)

     31.1 Certification Pursuant to 15 U.S,C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

     31.2 Certification Pursuant to 15 U.S,C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*


    (1) Incorporated by reference to the identical exhibit to the Registrant's Registration Statement on Form S-4 filed March 18, 2002.

    (2) Incorporated by reference to the identical exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2003, filed on April 14, 2003.

    *   Filed electronically herewith



    (b) REPORTS ON FORM 8-K

        On April 24, 2003 the Company furnished a Report on Form 8-K to report the filing of a press release containing the Company's first quarter earnings information.

        On July 24, 2003 the Company furnished a Report on Form 8-K to report the filing of a press release containing the Company's second quarter earnings information.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August, 2003.

                              LAND O'LAKES, INC.


                              By  /s/ Daniel Knutson
                              -------------------------------------------------
                              Daniel Knutson
                              Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)