Form 10-Q
period 2003-09-30
LAND O LAKES INC
filed 2003-11-14
CIK 1032562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 2003*
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _______________ to _________________.

                        Commission file number 333-84486

                               LAND O'LAKES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Minnesota                                  41-0365145
----------------------------------------        -------------------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

       4001 Lexington Avenue North
         Arden Hills, Minnesota                              55112
----------------------------------------        -------------------------------
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

     The number of shares of the registrant's common stock outstanding as of October 31, 2003: 1,102 shares of Class A common stock, 4,975 shares of Class B common stock, 191 shares of Class C common stock, and 1,141 shares of Class D common stock.

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

                                      INDEX


                                                                                                                 PAGE
   PART I.  FINANCIAL INFORMATION...........................................................................        3

   Item I. Financial Statements.............................................................................        3

   LAND O'LAKES, INC.
   Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002...................        3
   Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002
   (unaudited)..............................................................................................        4
   Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)..        5
   Notes to Consolidated Financial Statements (unaudited)...................................................        6

   LAND O'LAKES FARMLAND FEED LLC
   Consolidated Balance Sheets as of September 30, 2003 (unaudited) and  December 31, 2002..................       22
   Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002
   (unaudited)..............................................................................................       23
   Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)..       24
   Notes to Consolidated Financial Statements (unaudited)...................................................       25

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........       37

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................       56

   Item 4.  Controls and Procedures.........................................................................       56

   PART II.  OTHER INFORMATION..............................................................................       57

   Item 1.  Legal Proceedings...............................................................................       57

   Item 6.  Exhibits and Reports on Form 8-K................................................................       57

   SIGNATURES...............................................................................................       59

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                        SEPTEMBER 30,        DECEMBER 31,
                                                                            2003                 2002
                                                                            ----                 ----
                                                                                ($ IN THOUSANDS)
                                                                         (UNAUDITED)
     ASSETS
     Current assets:
       Cash and short-term investments..........................      $          20,800      $       64,327
       Restricted cash..........................................                 20,000                  --
       Receivables, net.........................................                457,920             567,584
       Receivable from legal settlement.........................                     --              96,707
       Inventories..............................................                500,795             446,386
       Prepaid expenses.........................................                 50,871             189,246
       Other current assets.....................................                 41,161              13,878
                                                                      -----------------      --------------
               Total current assets.............................              1,091,547           1,378,128

     Investments................................................                541,172             545,592
     Property, plant and equipment, net.........................                641,491             579,860
     Property under capital lease...............................                111,558             105,736
     Goodwill, net..............................................                373,680             323,413
     Other intangibles..........................................                105,279             101,770
     Other assets...............................................                206,159             211,823
                                                                      -----------------      --------------
               Total assets.....................................      $       3,070,886      $    3,246,322
                                                                      =================      ==============

     LIABILITIES AND EQUITIES

     Current liabilities:
       Notes and short-term obligations.........................      $          81,223     $        37,829
       Current portion of long-term debt........................                 72,434             104,563
       Current portion of obligation under capital lease........                 10,083             108,279
       Accounts payable ........................................                372,544             701,786
       Accrued expenses.........................................                228,493             204,629
       Patronage refunds payable and other member equities payable                8,900              12,388
                                                                      -----------------     ---------------
               Total current liabilities........................                773,677           1,169,474

     Long-term debt.............................................              1,023,555           1,007,308
     Obligation under capital lease.............................                101,708                  --
     Employee benefits and other liabilities....................                140,012             104,340
     Deferred tax liabilities...................................                 41,878                  --
     Minority interests.........................................                 60,710              53,687

     Equities:
       Capital stock............................................                  2,143               2,190
       Member equities..........................................                870,813             873,659
       Accumulated other comprehensive loss.....................                 (4,733)                 --
       Retained earnings........................................                 61,123              35,664
                                                                      -----------------     ---------------
               Total equities...................................                929,346             911,513
                                                                      -----------------     ---------------
     Commitments and contingencies
               Total liabilities and equities...................      $       3,070,886     $     3,246,322
                                                                      =================     ===============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       2003             2002            2003            2002
                                                                       ----             ----            ----            ----
                                                                                         ($ IN THOUSANDS)
                                                                                            (UNAUDITED)

Net sales.....................................................    $   1,580,288    $   1,371,735   $   4,430,783   $   4,323,737
Cost of sales.................................................        1,446,319        1,259,003       4,046,342       3,939,127
                                                                  -------------    -------------   -------------   -------------
Gross profit..................................................          133,969          112,732         384,441         384,610

Selling, general and administration...........................          122,047          123,595         352,276         375,309
Restructuring and impairment charges..........................              302              942           3,169           8,218
                                                                  -------------    -------------   -------------   -------------
Earnings (loss) from operations...............................           11,620          (11,805)         28,996           1,083

Interest expense, net.........................................           19,313           18,052          53,589          53,000
Gain on legal settlements.....................................           (3,355)          (4,136)        (22,532)        (36,835)
Gain on sale of intangibles...................................               --               --            (550)         (4,184)
(Gain) loss on divestiture of businesses......................               --           (3,730)            700          (4,935)
Loss (gain) on sale of investment.............................               26               --            (820)             --
Equity in (earnings) loss of affiliated companies.............           (5,587)           4,544         (56,018)        (29,822)
Minority interest in earnings (loss) of
  subsidiaries................................................              723           (1,365)          3,639          (1,455)
                                                                  -------------    --------------  -------------   --------------
Earnings (loss) before income taxes...........................              500          (25,170)         50,988          25,314
Income tax expense (benefit)..................................            1,863          (13,182)          8,041         (10,018)
                                                                  -------------    --------------  -------------   --------------
Net (loss) earnings...........................................    $      (1,363)   $     (11,988)  $      42,947   $      35,332
                                                                  ==============   ==============  =============   =============

Applied to:
  Member equities
     Allocated patronage refunds..............................    $      (6,231)   $     (12,406)  $      29,633   $      41,390
     Deferred equities........................................            1,635           (5,613)        (12,896)        (16,206)
                                                                  -------------    --------------  --------------  --------------
                                                                         (4,596)         (18,019)         16,737          25,184
  Retained earnings...........................................            3,233            6,031          26,210          10,148
                                                                  -------------    -------------   -------------   -------------
                                                                  $      (1,363)   $     (11,988)  $      42,947   $      35,332
                                                                  ==============   ==============  =============   =============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              2003            2002
                                                                              ----            ----
                                                                              ($ IN THOUSANDS)
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings .....................................................       $  42,947        $  35,332
  Adjustments to reconcile net earnings to net cash provided
     (used) by operating activities:
     Depreciation and amortization .................................          83,460           77,280
     Amortization of deferred financing charges ....................           3,489            2,289
     Bad debt expense ..............................................           2,699            3,132
     Proceeds from patronage revolvement received ..................           2,671              319
     Non-cash patronage income .....................................          (1,638)            (530)
     Receivable from legal settlement ..............................          96,707             --
     Deferred income tax expense ...................................           6,757             --
     Decrease (increase) in other assets ...........................           8,908          (32,120)
     Increase in other liabilities .................................           4,027            4,966
     Restructuring and impairment charges ..........................           3,169            8,218
     Loss (gain) on divestiture of businesses ......................             700           (4,935)
     Equity in earnings of affiliated companies ....................         (56,018)         (29,822)
     Minority interests ............................................           3,639           (1,455)
     Other .........................................................         (12,623)          (6,236)
  Changes in current assets and liabilities, net of acquisitions and divestitures:
     Receivables ...................................................         142,395          104,574
     Inventories ...................................................         (16,563)         (18,982)
     Other current assets ..........................................         149,350           98,752
     Accounts payable ..............................................        (348,329)        (284,304)
     Accrued expenses ..............................................          14,233           34,248
                                                                           ---------        ---------
  Net cash provided (used) by operating activities .................         129,980           (9,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .......................         (55,329)         (57,258)
  Payments for investments .........................................          (9,815)          (5,069)
  Proceeds from divestiture of businesses ..........................             465            3,351
  Proceeds from sale of investments ................................           3,000           21,084
  Proceeds from sale of property, plant and equipment ..............          18,084           11,655
  Dividends from investments in affiliated companies ...............           5,193            8,632
  Increase in restricted cash ......................................         (20,000)            --
  Other ............................................................           2,998            3,980
                                                                           ---------        ---------
  Net cash used by investing activities ............................         (55,404)         (13,625)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term debt .....................................          13,330           42,407
   Proceeds from issuance of long-term debt ........................           6,215            4,773
   Payments on principal of long-term debt .........................        (107,126)         (81,775)
   Payments on principal of capital lease obligation ...............          (7,171)            --
   Payments for redemption of member equities ......................         (23,797)         (36,970)
   Other ...........................................................             446            2,173
                                                                           ---------        ---------
   Net cash used by financing activities ...........................        (118,103)         (69,392)
                                                                           ---------        ---------
   Net decrease in cash and short-term investments .................         (43,527)         (92,291)
 Cash and short-term investments at beginning of period ............          64,327          130,169
                                                                           ---------        ---------
 Cash and short-term investments at end of period ..................       $  20,800        $  37,878
                                                                           =========        =========

 SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during periods for:
   Interest, net of interest capitalized ...........................       $  52,970        $  49,450
   Income taxes recovered ..........................................       $  (1,461)       $ (21,654)

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

RECENT ACCOUNTING PRONOUNCEMENTS

    On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003 and no later than October 1, 2003 for variable interest entities created or acquired prior to February 1, 2003. As permitted by the Interpretation, the Company early-adopted FIN 46 on July 1, 2003 and began consolidating its joint venture interest in MoArk LLC ("MoArk"), an egg production and marketing company, in the third quarter of 2003.

    In May, 2003, the FASB issued Statement of Financial Accounting Standards 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement is effective for the Company as of January 1, 2004, and the Company is currently evaluating the impact of the standard.

2.  MOARK LLC CONSOLIDATION AND PLANNED ACQUISITION OF MINORITY INTEREST

    At December 31, 2002, the Company carried its 50% ownership interest in MoArk under the equity method with an investment balance of $44.7 million. Osborne Investments, LLC ("Osborne") owned the remaining interest in MoArk. In 2003, the Company increased its ownership from 50% to 57.5% with an additional investment of $7.8 million. In addition, the Company has the right to acquire (and Osborne has the right to require the Company to acquire) the remaining 42.5% of MoArk owned by Osborne for a $42.2 million minimum payment in 2007.

    In accordance with the provisions of FIN 46, effective July 1, 2003, the Company consolidated MoArk into its financial statements. Although Osborne has a 42.5% ownership interest in MoArk, the Company continues to be allocated 100% of the income or loss from the operations of MoArk. In addition to consolidating MoArk for accounting purposes, the Company has presumed that it will acquire the remaining 42.5% in 2007. Effective July 1, 2003, the Company recorded this presumed $42.2 million payment as a long-term liability at a present value of $31.6 million using an effective interest rate of 7%.

    Since the consolidation of MoArk impacted the comparability of several categories on the financial statements, the table below summarizes selected balance sheet items for MoArk as of September 30, 2003.

                                                                 SEPTEMBER 30,
                                                                      2003
                                                                 -------------
               Current assets.................................   $      95,632
               Property, plant and equipment, net.............          84,928
               Property under capital lease...................          12,588
               Goodwill, net..................................          63,985
               Notes and short-term obligations...............          25,449
               Other current liabilities......................          35,834
               Long-term debt (including current portion).....          81,653
               Obligation under capital lease (including
               current portion)...............................          10,311

3.  RESTRICTED CASH

    On March 28, 2003, Cheese & Protein International LLC ("CPI"), a consolidated joint venture, amended its lease for property and equipment relating to its cheese manufacturing and whey processing plant in Tulare, California. The amendment postponed the measurement of the fixed charge coverage ratio requirement until March 2005. The amendment requires Land O'Lakes to maintain a $20 million cash account (which may be replaced by a letter of credit at the Company's option) to support the lease. The cash account or letter of credit would only be drawn upon in the event of a CPI default and would reduce amounts otherwise due under the lease. The requirement would be lifted pending the achievement of certain financial targets by CPI.

4.  RECEIVABLES

    A summary of receivables is as follows:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2003            2002
                                                    -------------   ------------
      Trade accounts.............................   $     319,978   $   237,106
      Notes and contracts........................          61,799        44,565
      Notes from sale of trade receivables (see
      Note 5)....................................          23,872       225,144
      Other......................................          74,237        79,024
                                                    -------------   -----------
                                                          479,886       585,839
      Less allowance for doubtful accounts.......          21,966        18,255
                                                    -------------   -----------
      Total receivables, net.....................   $     457,920   $   567,584
                                                    =============   ===========

    A substantial portion of Land O'Lakes receivables is concentrated in agriculture, as well as, wholesale and retail food industries. Collections of these receivables may be dependent upon economic returns in these industries. The Company's credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.

5.  RECEIVABLES PURCHASE FACILITY

    In December 2001, the Company established a $100.0 million receivables purchase facility with CoBank, ACB ("CoBank"). A wholly-owned, unconsolidated qualifying special purpose entity ("QSPE") was established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the QSPE. The transfers of the receivables from the Company to the QSPE are structured as sales; and accordingly, the receivables transferred to the QSPE are not reflected in the consolidated balance sheet. However, the Company retains credit risk related to the repayment of the notes receivable with the QSPE, which, in turn, is dependent upon the credit risk of the QSPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At September 30, 2003, $70.0 million was outstanding under this facility. The total amount of accounts receivable sold during the three months ended September 30, 2003 and 2002 were $448.3 million and $498.5 million, respectively. The total amount of accounts receivable sold during the nine months ended September 30, 2003 and 2002 were $1,694.6 million and $1,763.3 million, respectively.

6.  INVENTORIES

    A summary of inventories is as follows:

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                              2003           2002
                                                           -------------  ------------
                          Raw materials................     $     152,582  $    141,849
                          Work in process..............            33,021        33,707
                          Finished goods...............           315,192       270,830
                                                            -------------  ------------
                          Total inventories............     $     500,795  $    446,386
                                                            =============  ============


7.  INVESTMENTS

    A summary of investments is as follows:

                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                             2003          2002
                                                                        -------------  ------------
                     CF Industries, Inc...........................      $     249,502  $   249,502
                     Agriliance LLC...............................            125,598       91,629
                     Ag Processing Inc............................             38,400       37,854
                     Advanced Food Products LLC...................             28,350       27,418
                     CoBank, ACB..................................             19,752       22,061
                     Melrose Dairy Proteins, LLC..................              6,643        6,579
                     Universal Cooperatives.......................              6,473        6,473
                     Prairie Farms Dairy, Inc.....................              5,620        5,092
                     MoArk LLC....................................                 --       44,678
                     Other -- principally cooperatives and joint
                     ventures.....................................             60,834       54,306
                                                                        -------------  -----------
                     Total investments............................      $     541,172  $   545,592
                                                                        =============  ===========


8.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The carrying amount of goodwill is as follows:

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                        2003         2002
                                                                   -------------  ------------
                       Dairy Foods..........................      $      66,259    $    66,718
                       Feed.................................            156,276        156,839
                       Seed.................................             13,414         16,948
                       Swine................................                607            647
                       Agronomy.............................             65,255         69,823
                       Layers...............................             71,328         11,897
                       Other................................                541            541
                                                                  -------------    -----------
                       Total goodwill.......................      $     373,680    $   323,413
                                                                  =============    ===========

    In the Layers segment, the consolidation and presumed minority interest acquisition of MoArk caused goodwill to increase by $59.8 million, which was partially offset by $0.4 million of amortization. Goodwill decreases in Dairy Foods, Feed, Swine, and Agronomy resulted from amortization associated with investments in joint ventures and cooperatives. The goodwill decrease of $3.5 million in the Seed segment was related to amortization and reclassifications.

OTHER INTANGIBLE ASSETS


                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                  2003            2002
                                                             -------------    ------------
          Amortized other intangible assets:
           Trademarks, less accumulated amortization
               of $1,600 and $1,615, respectively.........   $       2,369    $      2,725
            Patents, less accumulated amortization of
               $2,299 and $1,394, respectively............          14,074          14,979
            Agreements not to compete, less accumulated
               amortization of $2,769 and $2,324,
               respectively...............................           1,431           1,976
            Other intangible assets, less accumulated
               amortization of $7,835 and $7,343,
               respectively...............................          10,442           5,127
                                                             -------------    ------------
          Total amortized other intangible assets.........          28,316          24,807
          Total non-amortized other intangible assets --
            trademarks....................................          76,963          76,963
                                                             -------------    ------------
          Total other intangible assets...................   $     105,279    $    101,770
                                                             =============    ============

    Amortization expense for the three months ended September 30, 2003 and 2002 was $1.4 million and $2.5 million, respectively. Amortization expense for the nine months ended September 30, 2003 and 2002 was $3.7 million and $5.0 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $3.1 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 12 years.


9.  DEBT OBLIGATIONS

    The Company had notes and short-term obligations of $81.2 million at September 30, 2003 and $37.8 million at December 31, 2002. The Company also has a $250 million 5-year revolving credit facility with a variable interest rate based on LIBOR. There were no borrowings on this facility as of September 30, 2003.

    A summary of long-term debt is as follow:


                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                          2003             2002
                                                                                      ------------      ----------
 Term A Loan -- quarterly installments through
   2006 (variable rate based on LIBOR) .........................................       $  229,304       $  288,270
 Term B Loan -- quarterly installments through
   2008 (variable rate based on LIBOR) .........................................          204,874          231,417
 Senior unsecured notes -- due 2011 (8.75%) ....................................          350,000          350,000
  MoArk LLC debt -- due 2003 through 2023
   (6.25% weighted average) ....................................................           81,653             --
 Industrial development revenue bonds and
   other secured notes payable -- due 2003
   through 2016 (1.1% to 5.5%) .................................................           16,700           26,268
Capital Securities of Trust Subsidiary --
   due 2028 (7.45%) ............................................................          190,700          190,700
 Other debt ....................................................................           22,758           25,216
                                                                                       ----------       ----------
                                                                                        1,095,989        1,111,871
 Less current portion ..........................................................           72,434          104,563
                                                                                       ----------       ----------
 Total long-term debt ..........................................................       $1,023,555       $1,007,308
                                                                                       ==========       ==========

    In the nine months ended September 30, 2003, the Company made payments on the Term A Loan of $59.0 million and Term B Loan of $26.5 million, of which $50.0 million were voluntary prepayments. The weighted average interest rates on short-term borrowings and notes outstanding at September 30, 2003 and December 31, 2002 were 3.65% and 3.87%, respectively.

    Borrowings under the revolving credit facility and the term loans bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins depend on Land O'Lakes credit ratings. Based upon Land O'Lakes existing credit ratings, the current LIBOR margins are 225 basis points for the revolving credit facility, 275 basis points for the Term A Loan and 350 basis points for the Term B Loan. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of Land O'Lakes. As of September 30, 2003, interest rates on the Term A Loan and Term B Loan were 3.93% and 4.68%, respectively.

10.  COMPREHENSIVE INCOME

                                                             NINE MONTHS    NINE MONTHS
                                                                ENDED          ENDED
                                                            SEPTEMBER 30,  SEPTEMBER 30,
                                                                 2003            2002
                                                            -------------  -------------
               Net earnings.............................    $      42,947  $      35,332
               Minimum pension liability adjustment.....           (4,733)            --
                                                            -------------  -------------
               Total comprehensive income...............           38,214         35,332
                                                            =============  =============

    The minimum pension liability adjustment is the Company's portion, net of tax, of Agriliance's minimum pension liability adjustment.


11.  RESTRUCTURING AND IMPAIRMENT CHARGES

RESTRUCTURING CHARGES

    For the three months ended September 30, 2003, the Company recorded restructuring charges of $0.3 million in the Dairy Foods segment for the planned closure of a facility in Volga, SD. For the three months ended September 30, 2002, the Company recorded restructuring charges of $0.2 million in the Feed segment related to employee severance and outplacement costs for employees at various locations.

    For the nine months ended September 30, 2003, the Company recorded restructuring charges of $2.8 million. Of this amount, Dairy Foods recorded a restructuring charge of $1.0 million which represented severance costs for 44 employees as a result of closing a facility in Perham, MN and recorded $0.9 million for the planned closure of a facility in Volga, SD. Feed recorded a restructuring charge of $0.6 million which represented severance costs related to closing feed plants, and Seed recorded a restructuring charge of $0.3 million for severance costs related to closing a facility. For the nine months ended September 30, 2002, the Company recorded restructuring charges of $4.6 million. Of this amount, Feed recorded a restructuring charge of $3.0 million which represented severance and outplacement costs for 136 employees at the Ft. Dodge, IA office facility and other feed plant facilities and Dairy Foods recorded a restructuring charge of $1.6 million which represented severance and outplacement costs for 82 employees for the Faribault, MN plant closure.

    A summary of restructuring activities and resulting reserve for the nine months ended September 30, 2003 is as follows:

                                      BALANCE                                BALANCE
                                    DECEMBER 31,   CHARGE TO    UTILIZED   SEPTEMBER 30,
                                        2002        EXPENSE     IN 2003        2003
                                    -----------   -----------  ---------   -----------
  Termination benefits..........    $     8,871   $     2,827  $  (8,865)  $     2,833
  Other.........................          1,604             -        (401)       1,203
                                    -----------   -----------  ----------  -----------
  Total.........................    $    10,475   $     2,827  $  (9,266)  $     4,036
                                    ===========   ===========  ==========  ===========

IMPAIRMENT CHARGES

    For the three months ended September 30, 2002, the Company recorded an impairment charge of $0.7 million in the Feed segment for the write-down of certain plant assets to their estimated fair value.

    For the nine months ended September 30, 2003, the Company recorded impairment charges of $0.3 million in the Seed segment and $0.1 million in the Feed segment for write-downs of certain plant assets to their estimated fair value. For the nine months ended September 30, 2002, the Company recorded an impairment charge of $3.6 million. Feed recorded a $2.4 million charge related to the write-down of certain impaired plant assets to their estimated fair value, and Dairy Foods recorded a $1.2 million charge for impairment related to the Faribault, MN dairy plant closure.

12.  GAIN ON LEGAL SETTLEMENTS

    During the nine months ended September 30, 2003 and 2002, the Company recognized gains on legal settlements of $22.5 million and $36.8 million, respectively, of which $3.4 million was recognized for the three month period ended September 30, 2003, and $4.1 million was recognized for the three months ended September 30, 2002. The gains represent cash received from product suppliers against whom the Company alleged certain price-fixing claims.

13.  GAIN ON SALE OF INTANGIBLES

    For the nine months ended September 30, 2003, the Company recorded a $0.6 million gain on the sale of a customer list relating to the divestiture of a joint venture in Taiwan. For the nine months ended September 30, 2002, the Company recorded a $4.2 million gain on the sale of a customer list pertaining to the feed phosphate distribution business.

14.  (GAIN) LOSS ON DIVESTITURE OF BUSINESSES

    For the nine months ended September 30, 2003, the Company recorded a loss of $0.7 million on the divestiture of a Feed business in Taiwan. For the nine months ended September 30, 2002, the Company recorded a gain of $4.9 million related to the divestitures of a Crop Seed business for $3.7 million and the Dairy Foods business in Poland for $1.2 million.

15.  GAIN ON SALE OF INVESTMENT

    For the nine months ended September 30, 2003, the Company recorded a gain of $0.8 million on the sale of a Feed investment in a swine joint venture.

16.  SEGMENT INFORMATION

     The Company operates in six segments: Dairy Foods, Animal Feed, Crop Seed, Swine, Agronomy and Layers.

     The Dairy Foods segment produces, markets and sells products such as butter, spreads, cheese, and other dairy related products. Products are sold under well-recognized national brand names including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under regional brand names such as New Yorker.

     The Animal Feed segment is largely made up of a 92% ownership position in Land O'Lakes Farmland Feed LLC ("Land O'Lakes Farmland Feed"). Land O'Lakes Farmland Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives.

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

    The Layers segment consists of the Company's joint venture in MoArk, which was consolidated as of July 1, 2003. MoArk produces and markets shell eggs and egg products that are sold at retail and wholesale for consumer and industrial use throughout the United States.

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

                                  DAIRY FOODS     FEED        SEED       SWINE      AGRONOMY     LAYERS      OTHER    CONSOLIDATED
                                  -----------  ----------   --------   --------    ----------   --------   --------   ------------
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2003
  Net sales.....................  $  782,333   $  582,949   $ 46,483   $ 22,824    $       --   $142,129   $  3,570    $1,580,288
  Cost of sales.................     742,415      522,457     36,412     21,701            --    121,440      1,894     1,446,319
  Selling, general and
    administration..............      33,653       58,599     12,003      1,353         3,228     12,075      1,136       122,047
  Restructuring and impairment
    charges.....................         300           --          2         --            --         --         --           302
  Interest expense (income),
    net.........................       7,108        6,285       (212)     1,611         1,723      3,427       (629)       19,313
  Gain on legal settlements.....         (65)      (3,290)        --         --            --         --         --        (3,355)
  Loss on sale of investment....          --           26         --         --            --         --         --            26
  Equity in (earnings) loss of
    affiliated companies........      (2,192)        (189)        --       (339)          464     (3,344)        13        (5,587)
  Minority interest in earnings
    of subsidiaries.............          --          723         --         --            --         --         --           723
                                  ----------   ----------   --------   --------    ----------   --------   --------    ----------
  Earnings (loss) before income
    taxes.......................  $    1,114   $   (1,662)  $ (1,722)  $ (1,502)   $   (5,415)  $  8,531   $  1,156    $      500
                                  ==========   ===========  =========  =========   ===========  ========   ========    ==========

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2002
  Net sales.....................  $  710,519  $   604,841  $  32,094  $  20,881   $        --  $      --  $   3,400    $1,371,735
  Cost of sales.................     671,691      532,305     28,325     24,781            --         --      1,901     1,259,003
  Selling, general and
     administration.............      42,641       62,054     11,477      1,563         3,747        528      1,585       123,595
  Restructuring and impairment
     charges....................          --          942         --         --            --         --         --           942
  Interest expense (income),
     net .......................       5,503        7,446        452      1,329         2,608      1,148       (434)       18,052
  Gain on legal settlements.....         (94)      (4,042)        --         --            --         --         --        (4,136)
  Gain on divestiture of
      businesses................          --          (24)    (3,706)        --            --         --         --        (3,730)
  Equity in (earnings) loss of
    affiliated companies........        (560)        (834)        --        484         2,733      2,578        143         4,544
  Minority interest in (loss)
    earnings of subsidiaries....      (2,506)       1,141         --         --            --         --         --        (1,365)
                                  ----------- -----------  ---------  ---------   -----------  ---------  ---------    -----------
  (Loss) earnings before income
    taxes.......................  $   (6,156) $     5,853  $  (4,454) $  (7,276)  $    (9,088) $  (4,254) $     205    $  (25,170)
                                  =========== ===========  ========== ==========  ============ ========== =========    ===========


                                  DAIRY FOODS     FEED        SEED       SWINE      AGRONOMY     LAYERS      OTHER    CONSOLIDATED
                                  -----------  ----------   --------   --------    ----------   --------   --------   ------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003
  Net sales.....................  $2,083,571   $1,779,102   $349,475   $ 66,490    $       --   $142,129   $ 10,016    $4,430,783
  Cost of sales.................   1,976,664    1,579,027    298,687     64,982            --    121,440      5,542     4,046,342
  Selling, general and
     administration.............     106,236      178,499     35,142      4,042         9,911     13,053      5,393       352,276
  Restructuring and impairment
     charges....................       1,900          707        562         --            --         --         --         3,169
  Interest expense (income),
     net........................      21,157       16,250      1,165      4,235         6,465      6,073     (1,756)       53,589
  Gain on legal settlements.....        (103)     (22,429)        --         --            --         --         --       (22,532)
  Gain on sale of intangible....          --         (550)        --         --            --         --         --          (550)
  Loss on divestiture of
     business...................          --          700         --         --            --         --         --           700
  Gain on sale of investment....          --         (820)        --         --            --         --         --          (820)
  Equity in (earnings) loss of
    affiliated companies........      (3,322)        (921)        --        (49)      (44,173)    (7,597)        44       (56,018)
  Minority interest in earnings
    of subsidiaries.............          --        3,639         --         --            --         --         --         3,639
                                  ----------   ----------   --------   --------    ----------   --------   --------    ----------
  (Loss) earnings before income
    taxes......................   $  (18,961)  $   25,000   $ 13,919   $ (6,720)   $   27,797   $  9,160   $    793    $   50,988
                                  ===========  ==========   ========   =========   ==========   ========   ========    ==========
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002
  Net sales.....................  $2,151,949  $ 1,810,564  $ 284,986  $  66,575   $        --  $      --  $   9,663    $4,323,737
  Cost of sales.................   2,029,720    1,593,719    241,980     68,409             3         --      5,296     3,939,127
  Selling, general and
    administration..............     127,317      188,104     34,634      4,792        13,232      1,713      5,517       375,309
  Restructuring and impairment
    charges.....................       2,800        5,418         --         --            --         --         --         8,218
  Interest expense (income),
    net ........................      15,298       22,546      2,168      3,966         6,906      3,345     (1,229)       53,000
  Gain on legal settlements.....        (922)     (35,913)        --         --            --         --         --       (36,835)
  Gain on sale of intangible....          --       (4,184)        --         --            --         --         --        (4,184)
  (Gain) loss on divestiture of
    businesses..................      (1,281)         (24)    (3,706)        --            --         --         76        (4,935)
  Equity in (earnings) loss of
    affiliated companies........        (497)      (1,402)      (105)       688       (36,633)     7,752        375       (29,822)
  Minority interest in (loss)
    earnings of subsidiaries....      (5,075)       3,511         --         --            --         --        109        (1,455)
                                   ---------- -----------  ---------  ---------   -----------  ---------  ---------    -----------
  (Loss) earnings before income
    taxes......................   $  (15,411) $    38,789  $  10,015  $ (11,280)  $    16,492  $ (12,810) $    (481)   $   25,314
                                  =========== ===========  =========  ==========  ===========  ========== ==========   ==========

17. CONSOLIDATING FINANCIAL INFORMATION

    The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly-owned and majority-owned subsidiaries and limited liability companies (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

    The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of operations and cash flow information for the Company, Guarantor Subsidiaries and the Company's other subsidiaries and limited liability companies (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2003

                                            LAND           WHOLLY-      MAJORITY-
                                        O'LAKES, INC.       OWNED         OWNED
                                           PARENT       CONSOLIDATED  CONSOLIDATED   NON-GUARANTOR
                                          COMPANY        GUARANTORS    GUARANTORS    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                        -----------     -----------    -----------    -----------    -----------    ------------
                                                                       (UNAUDITED)
                                                               ASSETS
Current assets:
  Cash and short-term
     investments ...................    $    12,331     $     3,927    $     2,557    $     1,985    $        --     $    20,800
  Restricted cash ..................         20,000              --             --             --             --          20,000
  Receivables, net .................        397,326          18,476        156,542        113,734       (228,158)        457,920
  Inventories ......................        290,973          50,471        106,818         52,533             --         500,795
  Prepaid expenses .................         34,171           2,936          7,994          5,770             --          50,871
  Other current assets .............         39,297           1,191             --            673             --          41,161
                                        -----------     -----------    -----------    -----------    -----------     -----------
       Total current assets ........        794,098          77,001        273,911        174,695       (228,158)      1,091,547

Investments ........................      1,303,099             223         18,505          9,552       (790,207)        541,172
Property, plant and equipment,
  net ..............................        256,721          13,541        233,736        137,493             --         641,491
Property under capital lease .......             --              --             --        111,558             --         111,558
Goodwill, net ......................        184,334           3,224        121,862         64,260             --         373,680
Other intangibles ..................          4,084           1,178         95,744          4,273             --         105,279
Other assets .......................        142,796             582         26,987         54,982        (19,188)        206,159
                                        -----------     -----------    -----------    -----------    -----------     -----------
       Total assets ................    $ 2,685,132     $    95,749    $   770,745    $   556,813    $(1,037,553)    $ 3,070,886
                                        ===========     ===========    ===========    ===========    ===========     ===========

                                                      LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
     obligations ...................    $       536     $     2,900    $       977    $   114,607    $   (37,797)    $    81,223
  Current portion of long-term
     debt ..........................         62,890          55,171             --          9,572        (55,199)         72,434
  Current portion of obligation
     under capital lease ...........             --              --             --         10,083             --          10,083
  Accounts payable .................        357,219          14,138         95,615         38,041       (132,469)        372,544
  Accrued expenses .................        194,048           2,563         27,177         16,960        (12,255)        228,493
  Patronage refunds and other
    member equities payable ........          8,900              --             --             --             --           8,900
                                        -----------     -----------    -----------    -----------    -----------     -----------
       Total current liabilities ...        623,593          74,772        123,769        189,263       (237,720)        773,677


Long-term debt .....................        941,139           9,961             --         82,081         (9,626)      1,023,555
Obligation under capital lease .....             --              --             --        101,708             --         101,708
Employee benefits and other
  liabilities ......................        111,939              89         26,674          1,310             --         140,012
Deferred tax liabilities ...........         27,191           1,168             --         13,519             --          41,878
Minority interests .................         51,924              --          3,050          5,736             --          60,710
Equities:
  Capital stock ....................          2,143             966        502,116         91,145       (594,227)          2,143
  Member equities ..................        870,813              --             --             --             --         870,813
  Accumulated other
    comprehensive loss .............         (4,733)             --             --             --             --          (4,733)
  Retained earnings ................         61,123           8,793        115,136         72,051       (195,980)         61,123
                                        -----------     -----------    -----------    -----------    -----------     -----------
       Total equities ..............        929,346           9,759        617,252        163,196       (790,207)        929,346
                                        -----------     -----------    -----------    -----------    -----------     -----------
Commitments and contingencies
Total liabilities and equities .....    $ 2,685,132     $    95,749    $   770,745    $   556,813    $(1,037,553)    $ 3,070,886
                                        ===========     ===========    ===========    ===========    ===========     ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                         LAND         WHOLLY-         MAJORITY-
                                    O'LAKES, INC.      OWNED            OWNED
                                        PARENT      CONSOLIDATED     CONSOLIDATED      NON-GUARANTOR
                                       COMPANY       GUARANTORS       GUARANTORS        SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                     -----------     -----------      -----------      -------------    -----------   ------------
                                                            (UNAUDITED)
Net sales........................    $   755,684     $    65,744      $   522,966        $   235,894    $        --   $ 1,580,288
Cost of sales....................        700,970          63,387          467,664            214,298             --     1,446,319
                                     -----------     -----------      -----------        -----------    -----------   -----------
Gross profit.....................         54,714           2,357           55,302             21,596             --       133,969

Selling, general and administration       48,176           3,989           54,802             15,080             --       122,047
Restructuring and impairment
charges..........................            302              --               --                 --             --           302
                                     -----------     -----------      -----------        -----------    -----------   -----------
Earnings (loss) from operations..          6,236          (1,632)             500              6,516             --        11,620

Interest expense (income), net...         17,774             614           (1,609)             2,534             --        19,313
Gain on legal settlements........         (3,148)             --             (207)                --             --        (3,355)
Loss on sale of investment.......             --              --               26                 --             --            26
Equity in (earnings) loss of
  affiliated companies...........         (6,516)             --             (248)            (3,297)         4,474        (5,587)
Minority interest in earnings of
  subsidiaries ..................            345              --              139                239             --           723
                                     -----------     -----------      -----------        -----------    -----------   -----------
(Loss) earnings before income
  taxes..........................         (2,219)         (2,246)           2,399              7,040         (4,474)          500
Income tax (benefit) expense.....           (856)         (1,066)              --              3,785             --         1,863
                                     ------------    ------------     -----------        -----------    -----------   -----------
Net (loss) earnings..............    $    (1,363)    $    (1,180)     $     2,399        $     3,255    $    (4,474)  $    (1,363)
                                     ============    ============     ===========        ===========    ============  ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                          LAND          WHOLLY-       MAJORITY-
                                      O'LAKES, INC.      OWNED          OWNED
                                         PARENT      CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                        COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        -------       ----------     ----------    ------------   ------------   ------------
                                                             (UNAUDITED)

Net sales .........................   $ 2,269,756    $   164,446    $ 1,692,017    $   304,564    $        --    $ 4,430,783
Cost of sales .....................     2,097,762        156,713      1,501,445        290,422             --      4,046,342
                                      -----------    -----------    -----------    -----------    -----------    -----------
Gross profit ......................       171,994          7,733        190,572         14,142             --        384,441

Selling, general and
  administration...................       153,430         10,438        170,352         18,056             --        352,276
Restructuring and impairment
  charges .........................         1,902            560            707             --             --          3,169
                                      -----------    -----------    -----------    -----------    -----------    -----------
Earnings (loss) from operations ...        16,662         (3,265)        19,513         (3,914)            --         28,996

Interest expense (income), net ....        53,344          1,955         (4,889)         3,179             --         53,589
Gain on legal settlements .........       (19,323)            --         (3,209)            --             --        (22,532)
Gain on sale of intangible ........            --             --             --           (550)            --           (550)
Loss on divestiture of business ...           700             --             --             --             --            700
Gain on sale of investment ........            --             --           (820)            --             --           (820)
Equity in (earnings) loss of
  affiliated companies ............       (73,166)            --           (804)        (3,297)        21,249        (56,018)
Minority interest in earnings of
  subsidiaries ....................         2,522             --            510            607             --          3,639
                                      -----------    -----------    -----------    -----------    -----------    -----------
Earnings (loss) before income
  taxes ...........................        52,585         (5,220)        28,725         (3,853)       (21,249)        50,988
Income tax expense (benefit) ......         9,638           (987)            --           (610)            --          8,041
                                      -----------    -----------    -----------    -----------    -----------    -----------
Net earnings (loss) ...............   $    42,947    $    (4,233)   $    28,725    $    (3,243)   $   (21,249)   $    42,947
                                      ===========    ===========    ===========    ===========    ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003



                                                  LAND         WHOLLY-       MAJORITY-
                                              O'LAKES, INC.     OWNED          OWNED
                                                 PARENT     CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                                COMPANY      GUARANTORS     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                -------      ----------     ----------    ------------   ------------   ------------
                                                             (UNAUDITED)

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss) ......................   $  42,947    $  (4,233)   $  28,725       $  (3,243)      $ (21,249)     $  42,947
  Adjustments to reconcile net earnings
    (loss) to net cash provided (used) by
    operating activities:
    Depreciation and amortization ..........      42,728        1,662       29,557           9,513              --         83,460
    Amortization of deferred financing
       charges .............................       3,489           --           --              --              --          3,489
    Bad debt expense .......................         922           --        1,777              --              --          2,699
    Proceeds from patronage revolvement
      received .............................       2,671           --           --              --              --          2,671
    Non-cash patronage income ..............      (1,638)          --           --              --              --         (1,638)
    Receivable from legal settlement .......      90,707           --        6,000              --              --         96,707
    Deferred income tax expense ............       6,757           --           --              --              --          6,757
    (Increase) decrease in other assets ....      (6,778)      11,649         (549)           (665)          5,251          8,908
    Increase (decrease) in other
      liabilities ..........................       5,811          (76)      (1,672)            (36)             --          4,027
    Restructuring and impairment charges ...       1,902          560          707              --              --          3,169
    Loss on divestiture of business ........         700           --           --              --              --            700
    Equity in (earnings) loss of affiliated
      companies ............................     (73,166)          --         (804)         (3,297)         21,249        (56,018)
    Minority interest ......................       2,522           --          510             607              --          3,639
    Other ..................................     (14,136)         879       (1,253)          1,887              --        (12,623)
  Changes in current assets and
    liabilities, net of acquisitions and
    divestitures:
    Receivables ............................      69,208       11,581       86,838         (28,200)          2,968        142,395
    Inventories ............................     (38,142)      23,926        3,465          (5,812)             --        (16,563)
    Other current assets ...................     145,060        1,050        2,401             839              --        149,350
    Accounts payable .......................    (157,488)     (45,681)     (46,469)          1,858        (100,549)      (348,329)
    Accrued expenses .......................      17,143          919          398           2,803          (7,030)        14,233
                                               ---------    ---------    ---------       ---------       ---------      ---------
  Net cash provided (used) by operating
    activities .............................     141,219        2,236      109,631        (23,746)         (99,360)       129,980

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and
    equipment...............................     (32,091)        (582)     (15,678)         (6,978)             --        (55,329)
  Payments for investments .................      (9,815)          --           --              --              --         (9,815)
  Proceeds from divestiture of business ....         465           --           --              --              --            465
  Proceeds from sale of investments ........          --           --        3,000              --              --          3,000
  Proceeds from sale of property, plant
    and equipment ..........................      16,148           --        1,936              --              --         18,084
  Dividends from investments in
    affiliated companies....................       5,193           --           --              --              --          5,193

  Increase in restricted cash ..............     (20,000)          --           --              --              --        (20,000)
  Other ....................................         458           --        2,540              --              --          2,998
                                               ---------    ---------    ---------       ---------       ---------      ---------
  Net cash used by investing activities ....     (39,642)        (582)      (8,202)         (6,978)             --        (55,404)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease) increase in short-term debt ...     (23,554)          --        1,165           5,659          30,060         13,330
  Proceeds from issuance of long-term debt..       6,215           --           --              --              --          6,215
  Payments on principal of long-term debt ..    (106,890)        (236)     (92,682)         (2,028)         94,710       (107,126)
  Payments on principal of capital lease
    obligation .............................          --           --           --          (7,171)             --         (7,171)
  Payments for redemption of member
    equities................................     (23,797)          --           --              --              --        (23,797)
  Other ....................................         446          (75)      (5,894)         31,379         (25,410)           446
                                               ---------    ---------    ---------       ---------       ---------      ---------
  Net cash (used) provided by financing
    activities .............................    (147,580)        (311)     (97,411)         27,839          99,360       (118,103)
                                               ---------    ---------    ---------       ---------       ---------      ---------
  Net (decrease) increase in cash and
    short-term investment ..................     (46,003)       1,343        4,018          (2,885)             --        (43,527)
Cash and short-term investments at
beginning of period ........................      58,334        2,584       (1,461)          4,870              --         64,327
                                               ---------    ---------    ---------       ---------       ---------      ---------
Cash and short-term investments at end of
  period ...................................   $  12,331    $   3,927    $   2,557       $   1,985       $      --      $  20,800
                                               =========    =========    =========       =========       =========      =========

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002



                                             LAND           WHOLLY-         MAJORITY-
                                         O'LAKES, INC.      OWNED             OWNED
                                            PARENT       CONSOLIDATED     CONSOLIDATED   NON-GUARANTOR
                                           COMPANY        GUARANTORS       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           -------        ----------       ----------    ------------   ------------   ------------
                                                                                   ASSETS
Current assets:
  Cash and short-term
     investments .....................   $   58,334      $    2,584       $   (1,461)       $    4,870    $       --    $   64,327
  Receivables, net ...................      472,165          30,057          150,447            45,377      (130,462)      567,584
  Receivable from legal settlement ...       90,707              --            6,000                --            --        96,707
  Inventories ........................      254,517          74,397          108,493             8,979            --       446,386
  Prepaid expenses ...................      176,541           4,840            7,625               240            --       189,246
  Other current assets ...............       12,868             337               --               673            --        13,878
                                         ----------      ----------       ----------        ----------    ----------    ----------
       Total current assets ..........    1,065,132         112,215          271,104            60,139      (130,462)    1,378,128

Investments ..........................    1,163,031           1,102           20,777             2,496      (641,814)      545,592
Property, plant and equipment, net....      260,078          23,131          246,402            50,249            --       579,860
Property under capital lease .........           --              --               --           105,736            --       105,736
Goodwill, net ........................      187,755          13,172          121,673               813            --       323,413
Other intangibles ....................        4,243             723           96,455               349            --       101,770
Other assets .........................      150,909           2,738           27,064            45,049       (13,937)      211,823
                                         ----------      ----------       ----------        ----------    ----------    ----------
       Total assets ..................   $2,831,148      $  153,081       $  783,475        $  264,831    $ (786,213)   $3,246,322
                                         ==========      ==========       ==========        ==========    ==========    ==========

                                                                         LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
     obligations .....................   $   27,040      $    2,818       $       59        $   66,174    $  (58,262)   $   37,829
  Current portion of long-term debt ..      104,347          64,963               --                47       (64,794)      104,563
  Obligation under capital lease .....           --              --               --           108,279            --       108,279
  Accounts payable ...................      503,851          68,329          117,563            18,553        (6,510)      701,786
  Accrued expenses ...................      158,323           1,644           45,361             4,526        (5,225)      204,629
  Patronage refunds and other
    member equities payable ..........       12,388              --               --                --            --        12,388
                                         ----------      ----------       ----------        ----------    ----------    ----------
       Total current liabilities......      805,949         137,754          162,983           197,579      (134,791)    1,169,474

Long-term debt .......................      988,696          10,197               --            18,023        (9,608)    1,007,308
Employee benefits and other
  liabilities ........................       75,588           1,333           26,071             1,348            --       104,340
Minority interests ...................       49,402              --               --             4,285            --        53,687
Equities:
  Capital stock ......................        2,190           1,084          507,956            61,123      (570,163)        2,190
  Member equities ....................      873,659              --               --                --            --       873,659
  Retained earnings ..................       35,664           2,713           86,465           (17,527)      (71,651)       35,664
                                         ----------      ----------       ----------        ----------    ----------    ----------
       Total equities ................      911,513           3,797          594,421            43,596      (641,814)      911,513
                                         ----------      ----------       ----------        ----------    ----------    ----------
Commitments and contingencies
Total liabilities and
  equities ...........................   $2,831,148      $  153,081       $  783,475        $  264,831    $ (786,213)   $3,246,322
                                         ==========      ==========       ==========        ==========    ==========    ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                         LAND          WHOLLY-      MAJORITY-
                                     O'LAKES, INC.     OWNED          OWNED
                                        PARENT      CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                        COMPANY      GUARANTORS     GUARANTORS     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                      -----------    -----------   -----------    -------------   ------------  ------------
                                                            (UNAUDITED)
Net sales .........................   $   695,463    $    63,822    $   581,423    $    31,027    $        --    $ 1,371,735
Cost of sales .....................       640,356         70,672        511,446         36,529             --      1,259,003
                                      -----------    -----------    -----------    -----------    -----------    -----------
Gross profit ......................        55,107         (6,850)        69,977         (5,502)            --        112,732

Selling, general and
  administration ..................        65,659         (5,983)        59,077          4,842             --        123,595
Restructuring and impairment
  charges .........................            --             --            942             --             --            942
                                      -----------    -----------    -----------    -----------    -----------    -----------
(Loss) earnings from operations ...       (10,552)          (867)         9,958        (10,344)            --        (11,805)

Interest expense (income), net ....        18,052            989           (772)          (217)            --         18,052
Gain on legal settlements .........        (4,136)            --             --             --             --         (4,136)
(Gain) loss on divestiture of
  businesses ......................        (3,078)        (3,682)            --          3,030             --         (3,730)
Equity in loss (earnings) of
  affiliated companies ............         1,470             --           (603)            --          3,677          4,544
Minority interest in earnings
  (loss) of subsidiaries ..........         3,516             --            (78)        (4,803)            --         (1,365)
                                      -----------    -----------    -----------    -----------    -----------    -----------

(Loss) earnings before income
  taxes ...........................       (26,376)         1,826         11,411         (8,354)        (3,677)       (25,170)
Income tax (benefit) expense ......       (14,388)         1,113           (286)           379             --        (13,182)
                                      -----------    -----------    -----------    -----------    -----------    -----------
Net (loss) earnings ...............   $   (11,988)   $       713    $    11,697    $    (8,733)   $    (3,677)   $   (11,988)
                                      ===========    ===========    ===========    ===========    ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                            LAND         WHOLLY-        MAJORITY-
                                        O'LAKES, INC.     OWNED          OWNED
                                            PARENT     CONSOLIDATED   CONSOLIDATED    NON-GUARANTOR
                                          COMPANY       GUARANTORS     GUARANTORS     SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                        ------------   ------------   ------------    -------------     ------------    ------------
                                                             (UNAUDITED)
Net sales .........................     $ 2,340,968    $   167,723    $ 1,734,131     $    80,915      $        --      $ 4,323,737
Cost of sales .....................       2,175,800        150,725      1,523,648          88,954               --        3,939,127
                                        -----------    -----------    -----------     -----------      -----------      -----------
Gross profit ......................         165,168         16,998        210,483          (8,039)              --          384,610

Selling, general and
  administration ..................         172,093         16,800        177,964           8,452               --          375,309
Restructuring and impairment
  charges .........................           2,800             --          5,418              --               --            8,218
                                        -----------    -----------    -----------     -----------      -----------      -----------
(Loss) earnings from operations ...          (9,725)           198         27,101         (16,491)              --            1,083

Interest expense (income), net ....          52,625          3,021         (2,211)           (435)              --           53,000
Gain on legal settlements .........         (36,835)            --             --              --               --          (36,835)
Gain on sale of intangible ........              --             --         (4,184)             --               --           (4,184)
(Gain) loss on divestiture of
  businesses ......................          (2,714)        (3,682)            --           1,461               --           (4,935)
Equity in (earnings) loss of
  affiliated companies ............         (49,182)            --           (839)             --           20,199          (29,822)
Minority interest in earnings
  (loss) of subsidiaries ..........           2,800             --            230          (4,485)              --           (1,455)
                                        -----------    -----------    -----------     -----------      -----------      -----------
Earnings (loss) before income
  taxes............................          23,581            859         34,105         (13,032)         (20,199)          25,314
Income tax (benefit) expense ......         (11,751)         1,526           (782)            989               --          (10,018)
                                        -----------    -----------    -----------     -----------      -----------      -----------
Net earnings (loss) ...............     $    35,332    $      (667)   $    34,887     $   (14,021)     $   (20,199)     $    35,332
                                        ===========    ===========    ===========     ===========      ===========      ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                            LAND           WHOLLY-      MAJORITY-
                                       O'LAKES, INC.        OWNED        OWNED
                                           PARENT       CONSOLIDATED  CONSOLIDATED   NON-GUARANTOR
                                          COMPANY        GUARANTORS    GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       -------------    ------------  ------------   -------------  ------------   ------------
                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss) .................    $  35,332     $    (667)    $  34,887     $ (14,021)      $ (20,199)    $  35,332
  Adjustments to reconcile net earnings
    (loss) to net cash provided (used)
    by operating activities:
    Depreciation and amortization .....       37,908         2,885        33,963         2,524              --        77,280
    Amortization of deferred financing
       charges.........................        2,289            --            --            --              --         2,289
    Bad debt expense ..................          957            --         2,175            --              --         3,132
    Proceeds from patronage revolvement
      received ........................          319            --            --            --              --           319
    Non-cash patronage income .........         (530)           --            --            --              --          (530)
    (Increase) decrease in other assets      (31,394)        2,673       (15,334)        6,554           5,381       (32,120)
    Increase (decrease) in other
       liabilities ....................        8,400          (654)       (2,928)          148              --         4,966
    Restructuring and impairment
       charges.........................        2,800            --         5,418            --              --         8,218
    (Gain) loss on divestiture of
       businesses......................       (2,714)       (3,682)           --         1,461              --        (4,935)
    Equity in (earnings) loss of
      affiliated companies.............      (49,182)           --          (839)           --          20,199       (29,822)
    Minority interest .................        2,800            --           230        (4,485)             --        (1,455)
    Other .............................       (6,988)           --           194           558              --        (6,236)
  Changes in current assets and
    liabilities, net of acquisitions
    and divestitures:
    Receivables .......................      189,843       (10,407)       11,201        (6,791)        (79,272)      104,574
    Inventories .......................      (14,402)       (2,569)       (1,124)         (887)             --       (18,982)
    Other current assets ..............       88,124         7,112         3,530           (14)             --        98,752
    Accounts payable ..................     (285,348)        2,219       (20,038)        1,730          17,133      (284,304)
    Accrued expenses ..................       34,442        (4,847)        3,565         1,088              --        34,248
                                           ---------     ---------     ---------     ---------      ----------     ---------
  Net cash provided (used) by
    operating activities ..............       12,656        (7,937)       54,900       (12,135)        (56,758)       (9,274)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and
       equipment.......................      (39,355)       (1,083)      (14,338)       (2,482)             --       (57,258)
  Payments for investments ............       (3,315)           (4)           --        (1,194)           (556)       (5,069)
  Proceeds from divestiture of
    businesses.........................        3,351            --            --            --              --         3,351
  Proceeds from sale of investments ...       18,620           270         2,044           150              --        21,084
  Proceeds from sale of property, plant
    and equipment .....................        5,963            --         5,692            --              --        11,655
  Dividends from investments in
       affiliated companies............        8,632            --            --            --              --         8,632
  Other ...............................        3,980            --            --            --              --         3,980
                                           ---------     ---------     ---------     ---------      ----------     ---------
  Net cash used by investing
    activities ........................       (2,124)         (817)       (6,602)       (3,526)           (556)      (13,625)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Increase (decrease) in short-term
    debt ..............................       30,603        (7,588)       (4,169)        8,391          15,170        42,407
  Proceeds from issuance of long-term
    debt...............................        4,520           229            --            24              --         4,773
  Payments on principal of long-term
    debt ..............................      (87,588)           --       (44,610)       (2,421)         52,844       (81,775)
  Payments for redemption of member
    equities ..........................      (36,970)           --            --            --              --       (36,970)
  Other ...............................       (3,642)        5,994          (581)       11,102         (10,700)        2,173
                                           ---------     ---------     ---------     ---------      ----------     ---------
  Net cash (used) provided by financing
    activities ........................      (93,077)       (1,365)      (49,360)       17,096          57,314       (69,392)
                                           ---------     ---------     ---------     ---------      ----------     ---------
  Net (decrease) increase in cash and
   short-term investments .............      (82,545)      (10,119)       (1,062)        1,435              --       (92,291)

Cash and short-term investments at
  beginning period.....................      111,054         9,090        (1,027)       11,052              --       130,169
                                           ---------     ---------     ---------     ---------      ----------     ---------
Cash and short-term investments at end
  of period............................    $  28,509     $  (1,029)    $  (2,089)    $  12,487      $       --     $  37,878
                                           =========     =========     =========     =========      ==========     =========

                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS


                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                  2003             2002
                                                                  ----             ----
                                                                    ($ IN THOUSANDS)
                                                              (UNAUDITED)
ASSETS

Current assets:
  Cash and short-term investments.....................       $         2,557   $         356
  Receivables, net....................................                46,946         127,382
  Receivable from legal settlement....................                    --           6,000
  Inventories.........................................               113,998         113,078
  Prepaid expenses and other current assets...........                 8,294           7,835
  Note receivable -- Land O'Lakes, Inc................               124,203          29,493
                                                             ---------------   -------------
          Total current assets........................               295,998         284,144

Investments...........................................                19,808          22,973
Property, plant and equipment, net....................               239,049         251,739
Goodwill, net.........................................               122,137         122,486
Other intangibles.....................................                96,005          96,804
Other assets..........................................                28,478          28,762
                                                             ---------------   -------------
          Total assets................................       $       801,475   $     806,908
                                                             ===============   =============

LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations....................       $           977   $       2,400
  Accounts payable....................................               102,793         121,219
  Accrued expenses....................................                29,552          48,134
                                                             ---------------   -------------
          Total current liabilities...................               133,322         171,753

Employee benefits and other liabilities...............                27,984          29,447
Minority interests....................................                 6,436           2,960

Equities:
  Contributed capital.................................               515,376         515,376
  Retained earnings...................................               118,357          87,372
                                                             ---------------   -------------
          Total equities..............................               633,733         602,748
                                                             ---------------   -------------
Commitments and contingencies
Total liabilities and equities........................       $       801,475   $     806,908
                                                             ===============   =============

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                2003            2002         2003            2002
                                                ----            ----         ----            ----
                                                              ($ IN THOUSANDS)
                                                                (UNAUDITED)

Net sales...............................  $    582,259    $   602,891     $  1,776,015    $1,798,643
Cost of sales...........................       522,109        530,858        1,577,419     1,583,446
                                          ------------    -----------     ------------    ----------
Gross profit............................        60,150         72,033          198,596       215,197

Selling, general and administration.....        57,509         60,378          174,947       181,208
Restructuring and impairment charges....            --            942              707         5,418
                                          ------------    -----------     ------------    ----------
Earnings from operations................         2,641         10,713           22,942        28,571

Interest income, net....................        (1,619)          (737)          (4,867)       (2,081)
Gain on legal settlements...............          (207)            --           (3,209)           --
Gain on sale of intangible..............            --             --               --        (4,184)
Loss (gain) on sale of investment.......            26             --             (820)           --
Equity in earnings of affiliated
companies...............................          (248)          (576)            (804)         (839)
Minority interest in earnings of
subsidiaries............................           378            194            1,117           680
                                          ------------    -----------     ------------    ----------
Earnings before income taxes............         4,311         11,832           31,525        34,995
Income tax expense......................           222            259              540           565
                                          ------------    -----------     ------------    ----------
Net earnings............................  $      4,089    $    11,573     $     30,985    $   34,430
                                          ============    ===========     ============    ==========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       2003               2002
                                                                       ----               ----
                                                                          ($ IN THOUSANDS)
                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................      $       30,985      $      34,430
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization..........................              29,942             34,333
     Bad debt expense.......................................               1,777              2,175
     Receivable from legal settlement.......................               6,000                 --
     Decrease (increase) in other assets....................                 284            (15,101)
     Decrease in other liabilities..........................              (1,431)            (2,993)
     Restructuring and impairment charges...................                 707              5,418
     Equity in earnings of affiliated companies.............                (804)              (839)
     Minority interest......................................               1,117                680
     Gain on sale of investments............................                (820)                --
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
     Receivables............................................              78,659              7,815
     Inventories............................................                 870                875
     Other current assets...................................               2,311              3,552
     Accounts payable.......................................             (42,947)           (21,853)
     Accrued expenses.......................................                  --              3,919
                                                                  --------------      -------------
  Net cash provided by operating activities.................             106,650             52,411

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................             (16,039)           (14,298)
  Proceeds from sale of investments.........................               3,000              2,044
  Proceeds from sale of property, plant and equipment.......               1,936              5,692
  Other.....................................................               2,540                 --
                                                                  --------------      -------------
    Net cash used by investing activities...................              (8,563)            (6,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt...............................              (1,176)            (2,000)
  Proceeds from note receivable from Land O'Lakes, Inc......             370,790            339,982
  Payments on note payable to Land O'Lakes, Inc.............            (465,500)          (386,850)
                                                                  ---------------     --------------
  Net cash used by financing activities.....................             (95,886)           (48,868)
                                                                  ---------------     --------------
  Net increase (decrease) in cash and short-term
    investments ............................................               2,201             (3,019)

Cash and short-term investments at beginning of period......                 356              3,019
                                                                  --------------      -------------
Cash and short-term investments at end of period............      $        2,557      $          --
                                                                  ==============      =============

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

2.  RECEIVABLES

    A summary of receivables is as follows:

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                               2003            2002
                                                                          -------------   ------------
                           Trade accounts.............................    $      38,108   $    22,458
                           Notes and contracts........................            2,872        23,494
                           Notes from sale of trade receivables (see                 --        83,158
                           Note 3)....................................
                           Other......................................           18,351         8,871
                                                                          -------------   -----------
                                                                                 59,331       137,981
                           Less allowance for doubtful accounts.......           12,385        10,599
                                                                          -------------   -----------
                           Total receivables, net.....................    $      46,946   $   127,382
                                                                          =============   ===========


3.  RECEIVABLES PURCHASE FACILITY

    In December 2001, the Company along with Land O'Lakes, Inc. ("Land O'Lakes") established a $100.0 million receivables purchase facility with CoBank, ACB ("CoBank"). A wholly-owned unconsolidated qualifying special purpose entity, LOL Farmland Feed SPV, LLC, ("QSPE"), was established to purchase certain receivables from the Company along with Land O'Lakes. CoBank has been granted an interest in the receivables owned by the QSPE. The transfers of the receivables from the Company to the QSPE are structured as sales; and accordingly, the receivables transferred to the QSPE are not reflected in the Company's consolidated balance sheet. However, the Company retains the credit risk related to the repayment of the notes receivable with the QSPE, which in turn is dependent upon the credit risk of the QSPE's receivables. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the sale of the receivables. At September 30, 2003, $70.0 million was outstanding under this facility. The total amount of accounts receivable sold during the three months ended September 30, 2003 and 2002 were $513.2 million and $561.5 million, respectively. The total amount of accounts receivable sold during the nine months ended September 30, 2003 and 2002 were $1,584.3 million and $1,686.7 million, respectively.

4.  INVENTORIES

    A summary of inventories is as follows:

                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                    2003           2002
                                                               -----------    -----------
                         Raw materials.....................    $    76,936    $    83,187
                         Finished goods....................         37,062         29,891
                                                               -----------    -----------
                         Total inventories.................    $   113,998    $   113,078
                                                               ===========    ===========

5.  INVESTMENTS

    The Company's investments are as follows:

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       2003           2002
                                                   -------------  ------------
      New Feeds, LLC..........................     $     3,054    $     3,033
      Agland-Land O'Lakes Feed, LLC...........           2,432          2,585
      Pro-Pet, LLC............................           2,150          2,326
      Northern Country Feeds, LLC.............           1,762          1,704
      LOL Farmland Feed SPV, LLC..............           1,000          1,000
      CalvaAlto Liquid, LLC...................           1,302          1,302
      Strauss Feeds, LLC......................           1,336          1,041
      Nutrikowi Farmland, S.A. de C.V.........             876            876
      Dakotaland Feeds, LLC...................             839            744
      Harmony Farms, LLC......................              --          2,435
      Other...................................           5,057          5,927
                                                   -----------    -----------
      Total investments.......................     $    19,808    $    22,973
                                                   ===========    ===========


6.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The change in the carrying amount of goodwill for the nine months ended September 30, 2003, is as follows.

Balance as of December 31, 2002.......................        $   122,486
  Amortization expense................................               (349)
                                                              ------------
Balance as of September 30, 2003......................        $   122,137
                                                              ===========

OTHER INTANGIBLE ASSETS

                                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                                 2003           2002
                                                                                            -----------    ------------
     Amortized other intangible assets
       Trademarks, less accumulated amortization of $320 and $240, respectively......       $       562    $        621
       Patents, less accumulated amortization of $2,299 and $1,106, respectively.....            14,074          14,978
       Agreements not to compete, less accumulated amortization of $778 and $560,
         respectively................................................................               623             775
       Other intangible assets, less accumulated amortization of $6,147 and
         $5,991, respectively........................................................             3,783           3,467
                                                                                            -----------    ------------
     Total amortized other intangible assets.........................................            19,042          19,841
     Total non-amortized other intangible assets-trademarks..........................            76,963          76,963
                                                                                            -----------    ------------
     Total other intangible assets...................................................       $    96,005    $     96,804
                                                                                            ===========    ============


    Amortization expense for the three months ended September 30, 2003 and 2002 was $0.7 million and $2.1 million, respectively. Amortization expense for the nine months ended September 30, 2003 and 2002 was $2.0 million and $3.9 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.2 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 13 years.

7.  RESTRUCTURING AND IMPAIRMENT CHARGES

RESTRUCTURING CHARGES

    For the nine months ended September 30, 2003, the Company recorded a restructuring charge of $0.6 million which represented severance costs related to closing feed plants.

    For the three months ended September 30, 2002, the Company recorded restructuring charges of $0.2 million representing severance and outplacement costs for employees at various locations. For the nine months ended September 30, 2002, the Company recorded restructuring charges of $3.0 million representing severance and outplacement costs for 136 employees at the Ft. Dodge, IA office and other plant facilities.

    A summary of the restructuring reserve for the nine months ended September 30, 2003 is as follows:


                                        BALANCE                                   BALANCE
                                      DECEMBER 31,    CHARGE TO    UTILIZED     SEPTEMBER 30,
                                          2002         EXPENSE      IN 2003         2003
                                      ------------    ---------    --------     -------------

  Termination benefits..........      $     6,396   $       615   $   5,479     $     1,532
                                      ===========   ===========   =========     ===========

IMPAIRMENT CHARGES

    For the nine months ended September 30, 2003, the Company recorded impairment charges of $0.1 million for write-downs of certain plant assets to their estimated fair value. For the three and nine months ended September 30, 2002, the Company recorded impairment charges of $0.7 million and $2.4 million, respectively, for write-downs of certain plant assets to their estimated fair value.

8.  GAIN ON LEGAL SETTLEMENTS

    During the nine months ended September 30, 2003, the Company recognized a gain on legal settlements of $3.2 million, of which $0.2 was recognized in the three months ended September 30, 2003. The gain represents cash received from product suppliers against whom the Company alleged certain price-fixing claims.

9.  GAIN ON SALE OF INTANGIBLE

    In the nine months ended September 30, 2002, the Company recorded a $4.2 million gain on the sale of a customer list pertaining to the feed phosphate distribution business.

10.  GAIN ON SALE OF INVESTMENT

    For the nine months ended September 30, 2003, the Company recorded a gain of $0.8 million on the sale of a Feed investment in a swine joint venture.

11.  COMMITMENTS AND CONTINGENCIES

GUARANTEES OF PARENT DEBT

    In November 2001, Land O'Lakes, which owns 92% of the Company, issued $350 million of senior notes, due 2011. These notes are guaranteed by certain domestic, wholly-owned subsidiaries of Land O'Lakes, including the Company, and by each domestic wholly-owned subsidiary of the Company.

    This guarantee is a general unsecured obligation, ranks equally in right of payment with all existing and future senior indebtedness of Land O'Lakes, is senior in right of payment to all existing and future subordinated obligations of Land O'Lakes, and is effectively subordinated to any secured indebtedness of Land O'Lakes and its subsidiaries, including the Company, to the extent of the value of the assets securing such indebtedness. The maximum potential amount of future payments that the Company would be required to make is $350 million as of September 30, 2003. Currently, the Company does not record a liability regarding the guarantee. The Company has no recourse provision that would enable it to recover amounts paid under the guarantee from Land O'Lakes or any other parties.

    The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods indicated, are as follows:

                                       NINE
                                   MONTHS ENDED    YEAR ENDED
                                   SEPTEMBER 30,  DECEMBER 31,
                                       2003           2002
                                       ----           ----

Total assets (end of period)...    $     30,730   $    23,433
Net sales......................          83,998        53,669
Net earnings...................           2,260           626

    In November 2001, Land O'Lakes entered into new term facilities consisting of a $325 million five-year Term Loan A facility and a $250 million seven-year Term Loan B facility. These facilities are unconditionally guaranteed by certain domestic, wholly-owned subsidiaries of Land O'Lakes, including the Company, and by each domestic wholly-owned subsidiary of the Company. The maximum potential payment related to this guarantee is $434 million as of September 30, 2003. The Company does not currently record a liability related to the guarantee of the Term Loans, and the Company has no recourse provisions that would enable it to recover from Land O'Lakes or any other parties.

GUARANTEES OF PRODUCER LOANS

    The Company guarantees certain loans to large producers financed by LOL Finance Co. The loans totaled $14.6 million and $15.2 million at September 30, 2003 and December 31, 2002, respectively. Reserves for these guarantees of $0.7 million at both September 30, 2003 and December 31, 2002 are included in the allowance for doubtful accounts. The maximum amount guaranteed by the Company is $7.0 million with the remaining balance guaranteed by Land O'Lakes. There were no write-offs related to producer loans for the nine months ended September 30, 2003. The Company would have recourse against the producer to partially offset the liability.

    The Company also guarantees certain loans to producers and dealers financed by third party lenders. The loans totaled $2.3 million and $2.4 million at September 30, 2003 and December 31, 2002, respectively. Reserves for these guarantees of $0.5 million and $0.5 million at September 30, 2003 and December 31, 2002, respectively, are included in the consolidated balance sheet. There were no write-offs related to these loans in the nine months ended September 30, 2003. The maximum potential payment related to these guarantees is $1.0 million. The Company has no recourse against the producer or dealer to partially offset the potential liability.

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

    During the first quarter of 2003, Nestle Purina PetCare Company consented to the transfer of the trademark license from Purina Mills, LLC, a wholly-owned limited liability company, to the Company. Accordingly, the Purina Mills, LLC financial information has been combined with Land O'Lakes Farmland Feed LLC in the following supplemental financial information.

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2003


                                           LAND
                                          O'LAKES,
                                          FARMLAND      WHOLLY-OWNED         NON-
                                          FEED LLC      CONSOLIDATED       GUARANTOR
                                          PARENT         GUARANTORS       SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        ----------      ------------      ------------   ------------   ------------
                                                         (UNAUDITED)
                                                               ASSETS
Current assets:
  Cash and short-term investments ...    $   2,557         $      --       $      --       $      --      $   2,557
  Receivables, net ..................       30,489            46,298          14,607         (44,448)        46,946
  Inventories .......................       88,251            18,567           7,180              --        113,998
  Prepaid expenses and other
    current assets ..................        7,667               327             300              --          8,294
  Note receivable - Land
    O'Lakes, Inc. ...................      124,203                --              --              --        124,203
                                         ---------         ---------       ---------       ---------      ---------
          Total current assets ......      253,167            65,192          22,087         (44,448)       295,998

Investments .........................       75,308             2,533           1,303         (59,336)        19,808
Property, plant and equipment,
   net ..............................      225,690             8,046           5,313              --        239,049
Goodwill, net .......................      118,206             3,656             275              --        122,137
Other intangibles ...................       94,805               939             261              --         96,005
Other assets ........................       25,638             1,349           1,491              --         28,478
                                         ---------         ---------       ---------       ---------      ---------
          Total assets ..............    $ 792,814         $  81,715       $  30,730       $(103,784)     $ 801,475
                                         =========         =========       =========       =========      =========

                                                            LIABILITIES
Current liabilities:
  Notes and short-term obligations ..    $     977         $  19,322       $      --       $ (19,322)     $     977
  Accounts payable ..................      102,740            18,001           7,178         (25,126)       102,793
  Accrued expenses ..................       25,640             1,537           2,375              --         29,552
                                         ---------         ---------       ---------       ---------      ---------
          Total current liabilities..      129,357            38,860           9,553         (44,448)       133,322

Employee benefits and other
  liabilities .......................       26,674                --           1,310              --         27,984
Minority interests ..................        3,050                --           3,386              --          6,436
Equities:
  Contributed capital ...............      515,376            26,741          13,260         (40,001)       515,376
  Retained earnings .................      118,357            16,114           3,221         (19,335)       118,357
                                         ---------         ---------       ---------       ---------      ---------
          Total equities ............      633,733            42,855          16,481         (59,336)       633,733
                                         ---------         ---------       ---------       ---------      ---------
Commitments and contingencies
Total liabilities and equities ......    $ 792,814         $  81,715       $  30,730       $(103,784)     $ 801,475
                                         =========         =========       =========       =========      =========

                                       29

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                           LAND
                                          O'LAKES,
                                          FARMLAND      WHOLLY-OWNED         NON-
                                          FEED LLC      CONSOLIDATED       GUARANTOR
                                          PARENT         GUARANTORS       SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                        -----------     -----------       -----------      -----------    ------------
                                                       (UNAUDITED)

Net sales .........................      $ 492,581        $  30,384          $  59,294      $      --       $ 582,259
Cost of sales .....................        441,514           26,150             54,445             --         522,109
                                         ---------        ---------          ---------      ---------       ---------
Gross profit ......................         51,067            4,234              4,849             --          60,150

Selling, general and administration         52,538            2,264              2,707             --          57,509
                                         ---------        ---------          ---------      ---------       ---------
(Loss) earnings from operations ...         (1,471)           1,970              2,142             --           2,641

Interest income, net ..............         (1,577)             (33)                (9)            --          (1,619)
Gain on legal settlements .........           (207)              --                 --             --            (207)
Loss on sale of investment ........             26               --                 --             --              26
Equity in (earnings) loss
  of affiliated companies .........         (3,941)              --                 --          3,693            (248)
Minority interest in earnings
  of subsidiaries .................            139               --                239             --             378
                                         ---------        ---------          ---------      ---------       ---------
Earnings (loss) before income taxes          4,089            2,003              1,912         (3,693)          4,311
Income tax expense ................             --               --                222             --             222
                                         ---------        ---------          ---------      ---------       ---------
Net earnings (loss) ...............      $   4,089        $   2,003          $   1,690      $  (3,693)      $   4,089
                                         =========        =========          =========      =========       =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                             LAND
                                                           O'LAKES
                                                           FARMLAND     WHOLLY-OWNED
                                                           FEED LLC     CONSOLIDATED    NON-GUARANTOR
                                                            PARENT       GUARANTORS     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                          ----------    ------------    -------------  ------------  ------------
                                                                         (UNAUDITED)

Net sales.......................................          $1,580,614    $    111,403      $   83,998     $       --    $1,776,015
Cost of sales...................................           1,402,845          98,600          75,974             --     1,577,419
                                                          ----------    ------------    ------------   ------------  ------------
Gross profit....................................             177,769          12,803           8,024             --       198,596

Selling, general and administration.............             163,268           7,084           4,595             --       174,947
Restructuring and impairment
  charges.......................................                 707              --              --             --           707
                                                          ----------    ------------      ----------     ----------    ----------
Earnings from operations........................              13,794           5,719           3,429             --        22,942

Interest (income) expense, net..................              (4,856)            (33)             22             --        (4,867)
Gain on legal settlements.......................              (3,209)             --              --             --        (3,209)
Gain on sale of investment......................                (820)             --              --             --          (820)
Equity in (earnings) loss
  of affiliated companies.......................              (8,816)             --              --          8,012          (804)
Minority interest in earnings
  of subsidiaries...............................                 510              --             607             --         1,117
                                                          ----------    ------------      ----------     ----------    ----------
Earnings (loss) before income taxes.............              30,985           5,752           2,800         (8,012)       31,525
Income tax expense..............................                  --              --             540             --           540
                                                          ----------    ------------      ----------     ----------    ----------
Net earnings (loss).............................          $   30,985    $      5,752      $    2,260     $   (8,012)   $   30,985
                                                          ==========    ============      ==========     ===========   ==========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                             LAND
                                                            O'LAKES
                                                           FARMLAND     WHOLLY-OWNED
                                                           FEED LLC     CONSOLIDATED   NON-GUARANTOR
                                                            PARENT       GUARANTORS     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                          ----------    ------------   -------------  ------------  ------------
                                                                 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)................................       $  30,985    $   5,752       $   2,260      $  (8,012)    $  30,985
  Adjustments to reconcile net earnings (loss)
    to net cash provided (used) by operating
    activities:
    Depreciation and amortization....................          28,418        1,158             366             --        29,942
    Bad debt expense.................................           1,777           --              --             --         1,777
    Receivable from legal settlement.................           6,000           --              --             --         6,000
    Decrease (increase) in other assets..............             907          351           1,726         (2,700)          284
    (Decrease) increase in other liabilities ........         (11,745)         516           3,647          6,151        (1,431)
    Restructuring and impairment charges ............             707           --              --             --           707
    Equity in (earnings) loss of affiliated
      companies......................................          (8,816)          --              --          8,012          (804)
    Minority interest................................             510           --             607             --         1,117
    Gain on sale of investment.......................            (820)          --              --             --          (820)
  Changes in current assets and liabilities,
    net of acquisitions and divestitures:
    Receivables......................................         159,672      (20,788)         (8,179)       (52,046)       78,659
    Inventories......................................           4,341         (876)         (2,595)            --           870
    Other current assets.............................           2,406           (5)            (90)            --         2,311
    Accounts payable.................................        (101,941)     (10,104)          3,522         65,576       (42,947)
    Accrued expenses.................................           2,512       (2,114)           (398)            --            --
                                                            ---------    ----------      ----------     ---------     ---------
  Net cash provided (used) by operating
    activities.......................................         114,913      (26,110)            866         16,981       106,650

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                  (15,137)        (560)           (342)            --       (16,039)
  Proceeds from sale of investments..................           3,000           --              --             --         3,000
  Proceeds from sale of property, plant and
    equipment........................................           1,936           --              --             --         1,936
  Other..............................................           2,540           --              --             --         2,540
                                                            ---------    ---------       ---------      ---------     ---------
  Net cash used by investing activities..............          (7,661)        (560)           (342)            --        (8,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt ............          (1,176)      19,322          (2,341)       (16,981)       (1,176)
  Proceeds from note receivable from Land
    O'Lakes, Inc.....................................         370,790           --              --             --       370,790
  Payments on note payable to Land O'Lakes,
    Inc..............................................        (465,500)          --              --             --      (465,500)
                                                            ----------   ---------       ---------      ---------     ----------
  Net cash (used) provided by financing
    activities.......................................         (95,886)      19,322          (2,341)       (16,981)      (95,886)
                                                            ----------   ---------       ----------     ----------    ----------
  Net increase (decrease) in cash and short-term
    investments......................................          11,366       (7,348)         (1,817)            --         2,201

Cash and short-term investments at beginning of
  period.............................................          (8,809)       7,348           1,817             --           356
                                                            ----------   ---------       ---------      ---------     ---------
Cash and short-term investments at end of period ....       $   2,557    $      --       $      --      $      --     $   2,557
                                                            =========    =========       =========      =========     =========

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002



                                                          LAND
                                                        O'LAKES
                                                        FARMLAND      WHOLLY-OWNED         NON-
                                                        FEED LLC      CONSOLIDATED       GUARANTOR
                                                         PARENT        GUARANTORS       SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                       ----------     ------------      ------------   ------------  ------------

                                                                        ASSETS
Current assets:
  Cash and short-term investments ...................   $  (8,809)      $   7,348        $   1,817        $      --    $     356
  Receivables, net ..................................     195,925          21,523            6,428          (96,494)     127,382
  Receivable from legal settlement ..................       6,000              --               --               --        6,000
  Inventories .......................................      90,802          17,691            4,585               --      113,078
  Prepaid expenses and other
    current assets ..................................       7,303             322              210               --        7,835
  Note receivable - Land
    O'Lakes, Inc. ...................................      87,252              --               --          (57,759)      29,493
                                                        ---------       ---------        ---------        ---------    ---------
          Total current assets ......................     378,473          46,884           13,040         (154,253)     284,144

Investments .........................................      56,471           5,749            2,196          (41,443)      22,973
Property, plant and equipment,
   net ..............................................     237,758           8,644            5,337               --      251,739
Goodwill, net .......................................     118,017           3,656              813               --      122,486
Other intangibles ...................................      94,068           2,639               97               --       96,804
Other assets ........................................      29,512              --            1,950           (2,700)      28,762
                                                        ---------       ---------        ---------        ---------    ---------
          Total assets ..............................   $ 914,299       $  67,572        $  23,433        $(198,396)   $ 806,908
                                                        =========       =========        =========        =========    =========


                                                                LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations ..................   $   2,400       $      --        $   2,341        $  (2,341)   $   2,400
  Accounts payable ..................................     237,919          28,105            3,656         (148,461)     121,219
  Accrued expenses ..................................      41,710           3,651            2,773               --       48,134
                                                        ---------       ---------        ---------        ---------    ---------
          Total current liabilities .................     282,029          31,756            8,770         (150,802)     171,753

Employee benefits and other
  liabilities .......................................      29,493           2,700            3,405           (6,151)      29,447
Minority interests ..................................          29              --            2,931               --        2,960
Equities:
  Contributed capital ...............................     515,376          25,154            7,420          (32,574)     515,376
  Retained earnings .................................      87,372           7,962              907           (8,869)      87,372
                                                        ---------       ---------        ---------        ---------    ---------
          Total equities ............................     602,748          33,116            8,327          (41,443)     602,748
                                                        ---------       ---------        ---------        ---------    ---------
Commitments and contingencies
Total liabilities and equities ......................   $ 914,299       $  67,572        $  23,433        $(198,396)   $ 806,908
                                                        =========       =========        =========        =========    =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                            LAND
                                           O'LAKES
                                          FARMLAND      WHOLLY-OWNED         NON-
                                          FEED LLC      CONSOLIDATED       GUARANTOR
                                           PARENT        GUARANTORS      SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                         ----------     ------------     ------------    ------------  ------------
                                                        (UNAUDITED)

Net sales .............................  $ 529,739        $  60,127       $  13,025         $      --    $ 602,891
Cost of sales .........................    466,079           53,810          10,969                --      530,858
                                         ---------        ---------       ---------         ---------    ---------
Gross profit ..........................     63,660            6,317           2,056                --       72,033

Selling, general and administration....     53,092            5,897           1,389                --       60,378
Restructuring and impairment
  charges .............................        942               --              --                --          942
                                         ---------        ---------       ---------         ---------    ---------
Earnings from operations ..............      9,626              420             667                --       10,713

Interest (income) expense, net ........       (865)              93              35                --         (737)
Equity in (earnings) loss
  of affiliated companies .............       (979)            (191)             --               594         (576)
Minority interest in (loss) earnings
  of subsidiaries .....................       (103)              25             272                --          194
                                         ---------        ---------       ---------         ---------    ---------
Earnings (loss) before income taxes         11,573              493             360              (594)      11,832
Income tax expense ....................         --               --             259                --          259
                                         ---------        ---------       ---------         ---------    ---------
Net earnings (loss) ...................  $  11,573        $     493       $     101         $    (594)   $  11,573
                                         =========        =========       =========         =========    =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002



                                              LAND
                                            O'LAKES
                                            FARMLAND     WHOLLY-OWNED       NON-
                                            FEED LLC     CONSOLIDATED    GUARANTOR
                                             PARENT       GUARANTORS    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                          -----------    ------------   ------------    ------------    ------------
                                                         (UNAUDITED)

Net sales .............................   $ 1,595,926    $    162,397   $     40,320    $         --    $  1,798,643
Cost of sales .........................     1,403,930         143,910         35,606              --       1,583,446
                                          -----------    ------------   ------------    ------------    ------------
Gross profit ..........................       191,996          18,487          4,714              --         215,197

Selling, general and administration....       160,998          16,484          3,726              --         181,208
Restructuring and impairment
  charges .............................         5,418              --             --              --           5,418
                                          -----------    ------------   ------------    ------------    ------------
Earnings from operations ..............        25,580           2,003            988              --          28,571

Interest (income) expense, net ........        (2,540)            329            130              --          (2,081)
Gain on sale of intangible ............        (4,184)             --             --              --          (4,184)
Equity in (earnings) loss
  of affiliated companies .............        (2,125)            443             --             843            (839)
Minority interest in (loss) earnings
  of subsidiaries .....................            (1)            231            450              --             680
                                          -----------    ------------   ------------    ------------    ------------
Earnings (loss) before income taxes            34,430           1,000            408            (843)         34,995
Income tax expense ....................            --              --            565              --             565
                                          -----------    ------------   ------------    ------------    ------------
Net earnings (loss) ...................   $    34,430    $      1,000   $       (157)   $       (843)   $     34,430
                                          ===========    ============   ============    ============    ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                        LAND
                                                       O'LAKES
                                                      FARMLAND    WHOLLY-OWNED         NON-
                                                      FEED LLC    CONSOLIDATED      GUARANTOR
                                                       PARENT      GUARANTORS      SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ---------    ------------     ------------    ------------    ------------
                                                           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)..............................  $  34,430    $      1,000     $       (157)   $       (843)   $     34,430
  Adjustments to reconcile net earnings (loss)
    to net cash provided (used) by operating
    activities:
    Depreciation and amortization .................     32,910             899              524              --          34,333
    Bad debt expense ..............................      2,175              --               --              --           2,175
    Decrease (increase) in other assets ...........     28,222            (157)             536         (43,702)        (15,101)
    (Decrease) increase in other liabilities ......        (64)         (3,624)             695              --          (2,993)
    Restructuring and impairment charges ..........      5,418              --               --              --           5,418
    Equity in (earnings) losses of affiliated
      companies ...................................     (2,125)            443               --             843            (839)
    Minority interest .............................         (1)            231              450              --             680
  Changes in current assets and liabilities,
    net of acquisitions and divestitures:
    Receivables ...................................    (25,635)         (4,779)          (3,387)         41,616           7,815
    Inventories ...................................     (3,526)          2,403            1,998              --             875
    Other current assets ..........................      2,984             537               31              --           3,552
    Accounts payable ..............................     20,424           7,521             (629)        (49,169)        (21,853)
    Accrued expenses ..............................      2,636             929              354              --           3,919
                                                     ---------    ------------     ------------    ------------    ------------
  Net cash provided (used) by operating
    activities ....................................     97,848           5,403              415         (51,255)         52,411

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ......    (13,597)           (587)            (114)             --         (14,298)
  Proceeds from sale of investments ...............      2,044              --               --              --           2,044
  Proceeds from sale of property, plant and
    equipment .....................................      5,692              --               --              --           5,692
                                                     ---------    ------------     ------------    ------------    ------------
  Net cash used by investing activities ...........     (5,861)           (587)            (114)             --          (6,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt .....................     (2,000)             --               --              --          (2,000)
  Proceeds from note receivable from Land
    O'Lakes, Inc. .................................    288,727              --               --          51,255         339,982
  Payments on note payable to Land O'Lakes,
    Inc. ..........................................   (382,982)         (1,610)          (2,258)             --        (386,850)
                                                     ---------    ------------     ------------    ------------    ------------
  Net cash (used) provided by financing
    activities ....................................    (96,255)         (1,610)          (2,258)         51,255         (48,868)
                                                     ---------    ------------     ------------    ------------    ------------
  Net (decrease) increase in cash and short-term
    investment ....................................     (4,268)          3,206           (1,957)             --          (3,019)

Cash and short-term investments at beginning of
  period ..........................................     (5,618)          4,591            4,046              --           3,019
                                                     ---------    ------------     ------------    ------------    ------------
Cash and short-term investments at end of period...  $  (9,886)   $      7,797     $      2,089    $         --    $         --
                                                     =========    ============     ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.

OVERVIEW

    We operate our business predominantly in the United States in six segments:
Dairy Foods, Animal Feed, Crop Seed, Swine, Agronomy and Layers. We have limited international operations. We have investments in certain entities that are not consolidated in our financial statements but are accounted for under the equity or cost methods of accounting. For the nine months ended September 30, 2003, the equity earnings from our unconsolidated businesses amounted to $56.0 million, compared to equity earnings of $29.8 million for the nine months ended September 30, 2002. In addition, we recorded patronage income of $3.0 million for the nine months ended September 30, 2003, compared to $4.6 million for the nine months ended September 30, 2002. This income is recorded as an offset to product purchases within cost of sales or as a reduction of the interest expense for CoBank. Our investment in unconsolidated businesses amounted to $541.2 million on September 30, 2003 and $545.6 million on December 31, 2002. Cash flow from our equity investments for the nine months ended September 30, 2003 was $5.2 million, compared to $8.6 million for the nine months ended September 30, 2002. Agriliance and CF Industries constitute the most significant of our investments in unconsolidated businesses, both of which are reflected in our agronomy results. Our investments in, and earnings from, Agriliance and CF Industries were as follows as of and for the nine months ended:

                                             SEPTEMBER 30,
                                            ---------------
                                            2003       2002
                                            ----       ----
                                            (IN MILLIONS)
               AGRILIANCE:
                 Investment...........     $ 125.6   $ 119.4
                 Equity in earnings...        41.6      35.3
               CF INDUSTRIES:
                 Investment...........     $ 249.5   $ 249.5
                 Patronage income.....         --        --


    We received $15.0 million in cash distributions from Agriliance in October 2003 and anticipate an additional distribution of at least $7.5 million prior to year end. In 2002, we received $10.0 million in cash distributions from Agriliance in October, plus an additional $7.5 million in December.

     CF Industries is an inter-regional cooperative involved in the manufacture of crop nutrients, in which we have a 38% ownership interest based on our product purchases. As a member, we are allowed to elect one board member out of a total of nine. Agriliance is one of CF Industries' most significant customers. CF Industries operates in a highly cyclical industry. The oversupply of nitrogen in the industry since 1998 and recent unexpected high natural gas cost has resulted in depressed prices and, consequently, depressed earnings. Studies are currently under way to determine strategic steps to address the negative earnings situation. Depending on the outcome of these studies, we may be required to record an impairment charge for a portion of our investment in CF Industries later in 2003. Since CF Industries is a cooperative, we only receive earnings from our investment when the cooperative allocates and distributes patronage to us. No patronage was allocated and distributed to us in the last four years because CF Industries realized losses in those years. We anticipate that no patronage allocations will occur until these losses have been recouped. Our $249.5 million investment in CF Industries consists of approximately $150 million in noncash patronage income from prior periods (not distributed to us) and approximately $100 million that was acquired as part of our Countrymark acquisition in 1998 based on Countrymark's prior business with CF Industries. Prior to the contribution of our agronomy assets to Agriliance on July 29, 2000, our agronomy business earned patronage income on the business it conducted with CF Industries. Since that contribution date, Land O'Lakes has been entitled to receive patronage income for business that Agriliance transacts with CF Industries on behalf of our members, primarily fertilizer purchases. We believe that these sales are on terms comparable to those available to unaffiliated third parties.

    Our Layers business, MoArk, was accounted for in the consolidated financial statements on the equity basis of accounting through June 30, 2003. Effective July 1, 2003, MoArk has been consolidated in the consolidated financial statements. Financial statements for periods prior to July 1, 2003 have not been restated.

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

FACTORS AFFECTING COMPARABILITY

Dairy and Agricultural Commodity Inputs and Outputs

      Many of our products, particularly in our Dairy Foods, Animal Feed, Swine and Layers segments, use dairy or agricultural commodities as inputs or constitute dairy or agricultural commodity outputs. Consequently, our results are affected by the cost of commodity inputs and the market price of commodity outputs. Government regulation of the dairy industry and industry practices in animal feed tend to stabilize margins in those segments but do not protect against large movements in either input costs or output prices.

    DAIRY FOODS. Raw milk is the major commodity input for our Dairy Foods segment. For the nine months ended September 30, 2003, our raw milk input cost was $1,199.3 million, or 60.7% of the cost of sales for our Dairy Foods segment. Cream, butter and bulk cheese are also significant dairy foods commodity inputs. Cost of sales for these inputs was $128.4 million for cream, $71.1 million for butter and $196.0 million for bulk cheese for the nine months ended September 30, 2003. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

    The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products produced. These prices provide the basis for our raw milk and cream input costs. As a result, those Dairy Foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the nine months ended September 30, 2003, bulk cheese, which is generally sold the day made, represented $184.0 million, or 8.8% of our Dairy Foods segment's net sales. Other products, such as private label butter, which have significant net sales, are also generally sold shortly after they are made.

    We also maintain significant inventories of butter and cheese for sale to our retail and food service customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the nine months ended September 30, 2003, branded and private label retail, deli and foodservice net sales of cheese and butter represented $747.3 million, or 35.9% of our Dairy Foods segment's net sales.

     We maintain a sizable dairy manufacturing presence in the Upper Midwest. This region has seen significant declines in cow numbers. Since 1990, cow numbers have declined 16% in Minnesota and 14% in Wisconsin. Over the same period, the Minnesota/Wisconsin share of nationwide dairy manufacturing volume has declined from 40% to 28%. This decline has put pressure on our Upper Midwest milk input costs and is one of the factors that has resulted in significant losses in the nine months ended September 30, 2003. We sold our Perham, MN plant in July 2003 and will continue to explore additional initiatives to improve our Upper Midwest dairy infrastructure in an effort to increase efficiencies and reduce costs.

     Reduced margins on our mozzarella and whey products have had a negative impact not only on our Upper Midwest operations but also on our Cheese & Protein International LLC ("CPI") operations. Demand for mozzarella and whey has softened which, together with anticipated increases in mozzarella capacity in the industry, has placed downward pressure on the margins these products generate. Mozzarella prices in the first nine months of 2003 were approximately $0.08 per pound lower than those in 2002. Commodity dried whey prices averaged $0.16 during the first nine months, compared to $0.19 last year. We expect that the reduced margins will continue at least through 2004.

    In addition, we increased our ownership position in CPI from 70% to 95% in December 2002. The ownership share of Mitsui of Japan, our joint venture partner, was decreased by a corresponding amount. In June 2003, we successfully concluded an agreement which provides for Mitsui's continued participation in CPI. Under the agreement, Mitsui contributed an additional $1.4 million to the venture in cash. Mitsui's participation interest as of September 30, 2003 was approximately 4.1% due to our additional cash contributions to CPI. Under the current agreement, Mitsui has the option to either contribute additional equity for the Phase 2 Expansion to maintain its percentage interest or to allow its percentage interest to be diluted. We expect that there will likely be no further equity contributions from Mitsui. Mitsui will not have significant control of the joint venture going forward, but will retain a put option for its remaining interest which can be exercised beginning on December 31, 2004 and which takes effect up to nine months following such notice. The put allows Mitsui to sell its entire remaining interest to us at original cost, with no interest thereon. This equates to $3.2 million plus any future equity contributions which Mitsui may make. Mitsui may exercise the option earlier, but only if certain specified actions are deliberately taken by CPI or Land O'Lakes to Mitsui's material disadvantage. We do not expect that such a scenario will occur.

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

    As dairy production has shifted from the Upper Midwest to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. Complete feed is manufactured feed which meets the complete nutritional requirements of animals, whereas a simple blend is a blending of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional needs. This change in product mix is a result of differences in geographical practices. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers will purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our Western feed region and sales increases in our subsidiaries that manufacture premixes in the Western area. In addition, the increase in vertical integration of swine and poultry producers has impacted our feed product mix by increasing sales of lower margin feed products.

    We have seen continued erosion of commodity feed volumes, mainly related to the low prices in swine and dairy markets, which has resulted in a liquidation of herds and a resulting fall in feed volumes. In the first nine months of 2003, dairy feed volumes were down 10% compared to 2002, and there were also reductions of 12% and 17%, respectively, in poultry and swine feed volumes. Some of this volume reduction was deliberate, due to plant closings and rejection of unprofitable sales opportunities. We expect lower volumes in dairy, poultry and swine feed to continue for the remainder of the year. On the other hand, beef livestock feed volumes have improved and are 3% higher for the nine months ended September 30, 2003 than the same period last year. With declines in dairy commodity prices, livestock producers also shifted from higher margin branded feed products to lower margin commodity feeds.

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

     Under the cost-plus program, we provide minimum hog price guarantees to producers in exchange for swine feed sales and profit participation. We are in the process of phasing out our existing cost-plus contracts and will not be entering into new ones under the current structure. During the third quarter of 2003, we continued to reduce our hog exposure by offering our cost-plus producers an early exit option. During the first nine months of 2003, producers representing about 100,000 hogs elected the early exit option, leaving 90,000 hogs on the cost-plus program. The majority of the remaining cost-plus contracts will expire in late 2003 and early 2004, and the last cost-plus contracts will expire in early 2005. The program incurred pre-tax losses of $2.0 million for the nine months ended September 30, 2003 and $3.1 million for the nine months ended September 30, 2002.

    Historically, Purina Mills reported results of its swine business together with its feed business. Accordingly, the portion of our swine business which we acquired from Purina Mills in October 2001 is reported within our Feed segment. Purina Mills operates its swine business under the pass-through program and the market risk sharing program. Under the pass-through program, we enter into commitments to purchase weanling and feeder pigs from producers and generally have commitments to immediately resell the animals to swine producers. The market risk sharing program provides minimum price floors to producers for market hogs. The price floor in our market risk sharing program floats with the market price of hogs and the cost of swine feed. For the nine months ended September 30, 2003, the Purina Mills swine business generated a loss of $0.7 million compared to a loss of $2.5 million for the nine months ended September 30, 2002.

LAYERS. MoArk produces and markets shell eggs and egg products. MoArk's sales and earnings fluctuate depending on egg prices. For the nine months ended September 30, 2003, egg prices averaged $0.87 per dozen as measured by Urner Barry South Central Large, as compared to egg prices of $0.71 for the nine months ended September 30, 2002. This change contributed to earnings before income taxes improving in the Layer segment to $9.2 million for the nine months ended September 30, 2003, compared to a loss of $12.8 million for the nine months ended September 30, 2002.

RESULTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                           -------------------------------------------
                                                  2003                 2002
                                           -------------------    -------------------
                                                         % OF                    % OF
                                           $  AMOUNT     TOTAL    $  AMOUNT      TOTAL
                                            --------     -----    ---------      -----
                                                    (DOLLARS IN MILLIONS)

NET SALES
Dairy foods.............................   $   782.3      49.5    $   710.5       51.8
Animal feed.............................       582.9      36.9        604.8       44.1
Crop seed...............................        46.5       2.9         32.1        2.3
Swine...................................        22.8       1.4         20.9        1.5
Agronomy................................          --        --           --         --
Layers..................................       142.1       9.0           --         --
Other...................................         3.7       0.3          3.4        0.3
                                            --------     -----     --------      -----
  Total net sales.......................    $1,580.3               $1,371.7
                                            ========               ========

                                                         % OF                    % OF
                                                          NET                     NET
                                            $ AMOUNT     SALES     $ AMOUNT      SALES
                                            --------     -----     --------      -----
COST OF SALES
Dairy foods ............................     $  742.4      94.9     $  671.7       94.5
Animal feed ............................        522.5      89.6        532.3       88.0
Crop seed ..............................         36.4      78.3         28.3       88.2
Swine ..................................         21.7      95.2         24.8      118.7
Agronomy ...............................           --        --           --         --
Layers .................................        121.4      85.4           --         --
Other ..................................          1.9      51.4          1.9       55.9
                                             --------      ----     --------      -----
  Total cost of sales ..................      1,446.3      91.5      1,259.0       91.8

Selling, general and administration ....        122.0       7.7        123.6        9.0
Restructuring and impairment charges ...          0.3       0.0          0.9        0.1
                                             --------      ----     --------      -----

Earnings (loss) from operations ........         11.6       0.7        (11.8)       0.9

Interest expense, net ..................         19.3       1.2         18.1        1.3
Gain on legal settlements ..............         (3.4)      0.2         (4.1)       0.3
Gain on divestiture of businesses ......           --        --         (3.7)       0.3
Equity in (earnings) loss of
  affiliated companies .................         (5.6)      0.4          4.5        0.3
Minority interest in earnings
  (loss) of subsidiaries ...............          0.7       0.0         (1.4)       0.1
                                             --------      ----     --------      -----

Earnings (loss) before income taxes ....          0.5       0.0        (25.2)       1.8
Income tax expense (benefit) ...........          1.9       0.1        (13.2)       1.0
                                             --------      ----     --------      -----
Net loss ...............................     $   (1.4)      0.1     $  (12.0)       0.9
                                             ========      ====     ========      =====

     The following table shows selected financial data for the three months ended September 30 for MoArk, which was consolidated into our Layers segment effective July 1, 2003.

                                               2003                    2002
                                             ---------              ---------
Sales..................................      $   142.1              $   113.7
Cost of sales..........................          121.4                  107.2
                                             ---------              ---------
Gross profit...........................      $    20.7              $     6.5
                                             =========              =========

THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES

    Net sales for the three months ended September 30, 2003 increased $208.6 million, or 15.2%, to $1,580.3 million, compared to net sales of $1,371.7 million for the three months ended September 30, 2002. The consolidation of MoArk, effective July 1, 2003, contributed $142.1 million of the increase. The rest of the increase in net sales was mainly due to higher sales of cheese, butter and milk, which were partially offset by lower sales of livestock feed.

Dairy Foods. Net sales for the three months ended September 30, 2003 increased $71.8 million, or 10.1%, to $782.3 million, compared to net sales of $710.5 million for the three months ended September 30, 2002. For the three months ended September 30, 2003, average commodity prices for butter increased $0.18 per pound, while average commodity prices for cheese increased $0.42 per pound compared to the same period in 2002. The impact of these market price changes increased net sales of butter by $10.9 million and increased net sales of cheese by $12.9 million. Retail and foodservice butter volumes increased 2.6 million pounds, representing an increase in net sales of $0.8 million from the same period last year. Private label butter volumes decreased 0.6 million pounds representing a decrease in net sales of $0.3 million over the prior year period. Bulk cheese sales increased $4.1 million for the three month period ended September 30, 2003, compared to the three months ended September 30, 2002. Retail cheese volumes decreased 3.5 million pounds compared to the same period last year due to competitive pricing pressures. This resulted in a decrease in sales of $6.4 million. Deli cheese volumes decreased
1.6 million pounds from the prior year period, which resulted in a decrease in sales of $2.9 million. Foodservice cheese sales increased 0.8 million pounds which resulted in an increase in sales of $1.0 million over the prior year period. Sales for the three months ended September 30, 2003 under our wholesale milk marketing program increased $29.3 million compared to the same period in 2002. Volume changes in other product categories accounted for the remaining sales increase of $22.4 million.

     Animal Feed. Net sales for the three months ended September 30, 2003 decreased $21.9 million, or 3.6%, to $582.9 million, compared to net sales of $604.8 million for the three months ended September 30, 2002. Sales of livestock feeds decreased $18.4 million, primarily due to the effects of depressed commodity prices in dairy, the impact of integration efforts within the industry, an increase in competitive pressures and the continued shift of production from the Upper Midwest to the Western United States. Sales of lifestyle feed products decreased $3.7 million, primarily due to volume decreases in our grass cattle feed, partially offset by volume increases in horse, lab and zoo feeds. Ingredient sales decreased $2.1 million, as a result of industry economic pressures. Sales in our international division declined $1.3 million, as we exited some of these businesses in the second half of 2002. Sales of animal health farm and ranch products increased $11.7 million, as we formed a new joint venture to handle sales of these products. Sales in our other wholly-owned and majority-owned subsidiaries decreased by $5.9 million as they were impacted by lower volumes resulting from poor feed industry economics. Sales in other categories decreased $2.2 million.

    Crop Seed. Net sales for the three months ended September 30, 2003 increased $14.4 million, or 44.9%, to $46.5 million, compared to net sales of $32.1 million in 2002. Alfalfa sales increased $4.0 million, due to the selling of excess inventory. Corn sales increased $10.4 million, primarily due to volume changes for returned seed, as well as selling program adjustments. Soybean sales increased $5.0 million in 2003, primarily as a result of volume changes due to low crop year-end inventory disposals, as well as selling program accrual adjustments. Volumes and changes in product mix in other seed categories were the primary cause of the remaining sales decrease of $5.0 million.

    Swine. Net sales for the three months ended September 30, 2003 increased $1.9 million, or 9.1%, to $22.8 million, compared to $20.9 million for the three months ended September 30, 2002. The increase in average market hog prices of $9.37 per hundredweight to $44.15, compared to $34.78 for the prior-year period, along with the increase in feeder pig prices, increased sales by $3.5 million. We signed a packer agreement, effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. For the three months ended September 30, 2003, this agreement decreased our sales by $0.6 million, compared to the three months ended September 30, 2002. The number of market hogs sold decreased by 7,961 and the number of feeder pigs sold decreased by 9,015, with a corresponding sales decrease of $1.0 million.

    Layers. Net sales for the three months ended September 30, 2003 increased $28.4 million, or 25.0%, to $142.1 million, compared to $113.7 million for the three months ended September 30, 2002. Note that the 2002 amount was not included in the Company's overall sales since MoArk was not consolidated into our Layers segment until July 1, 2003 and prior periods were not restated. During the three months ended September 30, 2003, the average market price of eggs per dozen was $0.96 as compared to $0.75 in 2002 period. The number of eggs sold (all egg sizes and types) increased to 182 million dozen in the third quarter of 2003 as compared to 171 million dozen in the 2002 quarter. During the three months ended September 30, 2003, LAND O LAKES-branded egg sales increased to 1.1 million dozen, up 38% as compared to the 2002 period.

COST OF SALES

    Cost of sales for the three months ended September 30, 2003 increased $187.3 million, or 14.9%, to $1,446.3 million, compared to cost of sales of $1,259.0 million for the three months ended September 30, 2002. Cost of sales as a percent of net sales decreased 0.3 percentage points to 91.5% for the three months ended September 30, 2003, compared to 91.8% for the three months ended September 30, 2002. The consolidation of MoArk, effective July 1, 2003, contributed $121.4 million of the increase in cost of sales. The remaining increase in cost of sales was mainly due to increased commodity prices for cheese, butter and milk, partially offset by cost control efforts and lower livestock feed volumes.

    Dairy Foods. Cost of sales for the three months ended September 30, 2003 increased $70.7 million, or 10.5%, to $742.4 million, compared to cost of sales of $671.7 million for the three months ended September 30, 2002. For the three months ended September 30, 2003, average butter market prices increased $0.18 per pound, while average cheese market prices increased $0.42 per pound compared to the same period in 2002. The impact of these market price changes increased cost of sales of butter by $10.5 million and increased cost of sales of cheese by $17.6 million. Increased volume of branded butter increased cost of sales by $0.8 million, while the slight decrease in private label butter volume decreased cost of sales $0.3 million. Increased sales of bulk cheese resulted in increased cost of sales of $5.2 million. Reduced volumes of retail cheese and deli cheese resulted in decreased cost of sales of $5.3 million and $2.2 million, respectively. Offsetting these decreases in cheese volumes was an increase in the volume for foodservice cheese, which increased cost of sales by $0.9 million. Cost of sales in the 2003 period under our wholesale milk marketing program increased $34.3 million compared to the 2002 period. Volume changes in other categories increased cost of sales by $9.2 million.

     Animal Feed. Cost of sales for the three months ended September 30, 2003 decreased $9.8 million, or 1.8%, to $522.5 million, compared to $532.3 million for the three months ended September 30, 2002. Cost of sales of livestock feeds decreased $6.9 million, as we continued to experience volume declines, primarily in our dairy and swine areas. Volumes continued to be under pressure due to the effects of depressed commodity prices in dairy, the impact of integration efforts within the industry, competitive pressures and the geographic shift in production. Producer economics in the dairy and swine areas has pressured income and affected feed purchasing decisions. Cost of sales of lifestyle feed products declined $1.7 million, primarily due to volume declines in grass cattle feed sales, which were somewhat offset by volume increases for horse, lab and zoo feeds. Ingredient cost of sales increased $0.5 million as a result of changes in product mix. Cost of sales in our international division declined $1.0 million, as we exited some of the businesses in the second half of 2002. Cost of sales for animal health, farm and ranch products increased by $11.4 million, as we formed a new joint venture to handle sales of these products. Cost of sales in our other wholly-owned or majority-owned subsidiaries declined $6.1 million, as volumes decreased, primarily due to poor feed industry economics. Cost of sales in other categories decreased $1.6 million. Cost of sales decreased $1.1 million due to an increase in patronage rebates from other inter-regional cooperatives. Cost of sales in our manufacturing and distribution areas decreased by $2.0 million, as we continued integration efforts. An unrealized hedging loss of $0.3 million for the three months ended September 30, 2003, compared to an unrealized hedging loss of $1.6 million for the three months ended September 30, 2002, decreased cost of sales by $1.3 million.

    Crop Seed. Cost of sales for the three months ended September 30, 2003 increased $8.1 million, or 28.6%, to $36.4 million, compared to cost of sales of $28.3 million for the three months ended September 30, 2002. Cost of sales for alfalfa increased $3.2 million, due to the selling of excess inventory. Corn cost of sales increased $9.1 million over the prior-year period, primarily due to the adjustment of volumes related to return accruals. Cost of sales for soybeans increased $2.4 million, due to the closing of hedges and the impact of crop year-end inventory disposals. Volumes and changes in product mix in other seed categories were the primary cause of the remaining decrease in cost of sales of $6.7 million.

    Swine. Cost of sales for the three months ended September 30, 2003 decreased $3.1 million, or 12.5%, to $21.7 million, compared to $24.8 million for the three months ended September 30, 2002. Reduced volumes and lower costs under our Cost Plus program decreased cost of sales by $3.4 million, partially offset by higher input costs for corn and soybean meal which increased cost of sales by $0.8 million. An unrealized hedging gain decreased cost of sales by $0.4 million for the three months ended September 30, 2003, compared to an unrealized hedging loss of $0.1 million for the three months ended September 30, 2002, resulting in a net decrease in cost of sales of $0.5 million.

    Layers. Cost sales for the three months ended September 30, 2003 increased $14.2 million, or 13.2%, to $121.4 million, compared to $107.2 million for the three months ended September 30, 2002. Note that the 2002 amount was not included in the Company's overall cost of sales since MoArk was not consolidated into our Layers segment until July 1, 2003 and prior periods were not restated. During the three months ended September 30, 2003, the average cost of eggs (all egg sizes and types) per dozen was $0.54 as compared to $0.51 in 2002 period.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense for the three months ended September 30, 2003 decreased $1.6 million, or 1.3%, to $122.0 million, compared to selling, general and administration expense of $123.6 million for the three months ended September 30, 2002. The decrease was primarily due to spending reductions associated with our ongoing cost control efforts as well as a gain on the sale of a dairy facility, partially offset by the consolidation of MoArk, effective July 1, 2003. Selling, general and administration expense as a percent of net sales decreased 1.3 percentage points to 7.7% for the three months ended September 30, 2003 from 9.0% for the three months ended September 30, 2002.

RESTRUCTURING AND IMPAIRMENT CHARGES

     For the three months ended September 30, 2003, we recorded restructuring charges of $0.3 million in the Dairy Foods segment for the planned closure of a facility in Volga, SD. For the three months ended September 30, 2002 we recorded restructuring and impairment charges of $0.9 million in the Feed segment, which consisted of employee severance and outplacement costs for employees and various locations for $0.2 million, and write-downs of certain plant assets to their estimated fair value for $0.7 million.

INTEREST EXPENSE

    Interest expense for the three months ended September 30, 2003 was $19.3 million, compared to $18.1 million for the three months ended September 30, 2002. The consolidation of MoArk, effective July 1, 2003, increased interest expense by $2.3 million and additional interest expense related to the CPI capital lease increased interest by $1.0 million. These factors were partially offset by debt payments and reduced interest rates on term loans. Average debt balances decreased by $79.8 million as compared to the three months ended September 30, 2002. Combined interest rates for borrowings, excluding CoBank patronage, averaged 6.94% for the three months ended September 30, 2003, compared to 7.11% for the three months ended September 30, 2002.

GAIN ON LEGAL SETTLEMENTS

    In the fourth quarter of 1999, a class action lawsuit alleging illegal price fixing was filed against various vitamin product suppliers. Initially, we were a party to this action as a member of the class. In February 2000, however, we decided to pursue our claims against the defendant outside the class action. In December 2002, we reached settlements for $97 million with several defendants against whom we claimed had illegally fixed the prices of various vitamin products we purchased. As a result of these settlements, a gain on legal settlements was recorded in December 2002 and net cash proceeds of $97 million were received in January 2003. During the third quarter of 2003, we settled with additional defendants and received approximately $3.4 million. When combined with the settlement proceeds received from similar claims since the commencement of these actions, we have received, cumulatively, approximately $172 million from the settling defendants, which represents the vast majority of our vitamin purchases. We continue to pursue similar claims against a few other vitamin product suppliers.

    As a result of the settlement, we recorded a gain on legal settlements of $3.4 million for the three months ended September 30, 2003 compared to a gain on legal settlements of $4.1 million for the three months ended September 30, 2002.

GAIN ON DIVESTITURE OF BUSINESSES

    For the three months ended September 30, 2002, we recorded a gain of $3.7 million on the divestiture of a crop seed business.

EQUITY IN EARNINGS OR LOSS OF AFFILIATED COMPANIES

    For the three months ended September 30, 2003, equity in earnings of affiliated companies was $5.6 million, compared to losses of $4.5 million for the three months ended September 30, 2002. Of the $10.1 million improvement in equity earnings, $5.9 million related to MoArk and $1.5 million related to Agriliance. The remaining increase of $2.7 million related primarily to various dairy and agronomy investments.

MINORITY INTEREST IN EARNINGS OR LOSS OF SUBSIDIARIES

    For the three months ended September 30, 2003, we recorded minority interest in earnings of subsidiaries of $0.7 million, compared to a loss of $1.4 million for the three months ended September 30, 2002.

INCOME TAXES

    We recorded income tax expense of $1.9 million for the three months ended September 30, 2003, compared to an income tax benefit of $13.2 million for the three months ended September 30, 2002. The increase in income tax expense was primarily due to increased earnings.

NET LOSS

    Net losses decreased $10.6 million to $1.4 million for the three months ended September 30, 2003, compared to a net loss of $12.0 million for the three months ended September 30, 2002. The decrease in losses resulted primarily from improved earnings in the Layers, Swine, and Dairy Foods segments, partially offset by reduced earnings in the Feed segment.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                       ------------------------------------------
                                                              2003                   2002
                                                       -------------------    -------------------
                                                                     % OF                   % OF
                                                       $ AMOUNT      TOTAL    $ AMOUNT      TOTAL
                                                       --------      -----    --------      -----
                                                                   (DOLLARS IN MILLIONS)

NET SALES
Dairy foods.......................................     $2,083.6      47.0     $2,151.9       49.8
Animal feed.......................................      1,779.1      40.2      1,810.6       41.9
Crop seed.........................................        349.5       7.9        285.0        6.6
Swine.............................................         66.5       1.5         66.6        1.5
Agronomy..........................................         --        --           --         --
Layers............................................        142.1       3.2         --         --
Other.............................................         10.0       0.2          9.6        0.2
                                                       --------      ----     --------      -----
  Total net sales.................................     $4,430.8               $4,323.7
                                                       ========               ========


                                                                     % OF                   % OF
                                                                      NET                    NET
                                                       $ AMOUNT      SALES    $ AMOUNT      SALES
                                                       --------      ----     --------      -----
COST OF SALES
Dairy foods ......................................     $1,976.7      94.9     $2,029.7       94.3
Animal feed ......................................      1,579.0      88.8      1,593.7       88.0
Crop seed ........................................        298.7      85.5        242.0       84.9
Swine ............................................         65.0      97.7         68.4      102.7
Agronomy .........................................         --        --           --         --
Layers ...........................................        121.4      85.4         --         --
Other ............................................          5.5      55.0          5.3       55.2
                                                       --------      ----     --------      -----
  Total cost of sales ............................      4,046.3      91.3      3,939.1       91.1

Selling, general and administration ..............        352.3       8.0        375.3        8.7
Restructuring and impairment charges .............          3.2       0.1          8.2        0.2
                                                       --------      ----     --------      -----

Earnings from operations .........................         29.0       0.7          1.1        0.0

Interest expense, net ............................         53.6       1.2         53.0        1.2
Gain on legal settlements ........................        (22.5)      0.5        (36.8)       0.9
Gain on sale of intangibles ......................         (0.6)      0.0         (4.2)       0.1
Loss (gain) on divestiture of businesses .........          0.7       0.0         (4.9)       0.1
Gain on sale of investment .......................         (0.8)      0.0         --         --
Equity in earnings of affiliated companies .......        (56.0)      1.3        (29.8)       0.7
Minority interest in earnings (loss) of
  subsidiaries ...................................          3.6       0.1         (1.5)       0.0
                                                       --------      ----     --------      -----

Earnings before income taxes .....................         51.0       1.2         25.3        0.6
Income tax expense (benefit) .....................          8.0       0.2        (10.0)       0.2
                                                       --------      ----     --------      -----
Net earnings .....................................     $   42.9       1.0     $   35.3        0.8
                                                       ========      ====     ========      =====

     The following table shows selected financial data for the nine months ended September 30 for MoArk, which was consolidated into our Layers segment effective July 1, 2003.

                                                         2003                   2002
                                                       --------               --------
Sales............................................      $  376.7               $  333.0
Cost of sales....................................         336.6                  311.6
                                                       --------               --------
Gross profit.....................................      $   40.1               $   21.4
                                                       ========               ========

NET SALES

    Net sales for the nine months ended September 30, 2003 increased $107.1 million, or 2.5%, to $4,430.8 million, compared to net sales of $4,323.7 million for the nine months ended September 30, 2002. The consolidation of MoArk, effective July 1, 2003, increased net sales by $142.1 million. The decline in net sales, excluding the impact of the consolidation of Moark, was due to declines in Dairy Foods and Animal Feed sales, partially offset by increased sales in the Crop Seed segment.

    Dairy Foods. Net sales for the nine months ended September 30, 2003 decreased $68.3 million, or 3.2%, to $2,083.6 million, compared to net sales of $2,151.9 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, average commodity prices for butter decreased $0.01 per pound, while average commodity prices for cheese increased $0.07 per pound compared to the same period in 2002. The impact of these market price changes decreased net sales of butter by $13.3 million and left net sales of cheese the same as the nine months ended September 30, 2002. Retail and foodservice butter volumes increased 6.1 million pounds representing an increase in net sales of $5.3 million from the same period last year. Private label butter volumes increased 1.0 million pounds representing an increase in net sales of $1.9 million over the prior year period. Bulk cheese sales decreased $9.2 million for the period ended September 30, 2003, compared to the nine months ended September 30, 2002. Retail cheese volumes decreased 9.0 million pounds compared to the same period last year due to competitive pricing pressures. This resulted in a decrease in sales of $16.8 million. Deli cheese volumes decreased 3.4 million pounds from the prior year period, which resulted in a decrease in sales of $6.0 million. Foodservice cheese sales increased 7.6 million pounds which resulted in an increase in sales of $11.0 million over the prior year period. Sales in International decreased $9.2 million due to the sale of the Poland cheese plant in June 2002. Sales in 2003 under our wholesale milk marketing program decreased $24.7 million compared to 2002. Volume changes in other product categories accounted for the remaining sales decrease of $7.3 million.

    Animal Feed. Net sales for the nine months ended September 30, 2003 decreased $31.5 million, 1.7%, to $1,779.1 million, compared to net sales of $1,810.6 million for the nine months ended September 30, 2002. Sales of livestock feeds decreased $35.8 million, as volume decreased in our dairy, feedlot and swine areas, as producer economics continued to be unfavorable, and this more than offset year-to-date increases in commodity prices. Volumes continued to be under pressure due to the effects of an excess supply of animal protein in the market, the impact of depressed commodity prices in dairy, swine and poultry, integration efforts in the industry, an increase in competitive pressures and a geographic shift in dairy production from the Upper Midwest to the Western United States. Sales of lifestyle feed products declined $3.1 million, primarily due to volume decreases in grass cattle feed, which were partially offset by volume increases in horse, lab and zoo feeds and some increases in commodity prices. Ingredient sales increased $4.5 million, as a result of increasing commodity prices and product mix changes. We also experienced a decrease of $4.0 million in animal milk product sales, as volumes returned to historical levels compared to record volumes in the same period of 2002. Sales in our feed additive business decreased $6.2 million, as feed industry economics continued to be unfavorable. Sales in our co-phosphates area declined $4.2 million, as we exited that business in 2002. Sales in our international division declined $8.8 million, as we exited some of these businesses in the second half of 2002. Sales of animal health, farm and ranch products increased $28.1 million, as we formed a new joint venture to handle sales of these products. Sales in our other wholly-owned and majority-owned subsidiaries declined $14.0 million, as their volume declined due to unfavorable feed industry economics. Sales in other categories increased $12.0 million.

    Crop Seed. Net sales for the nine months ended September 30, 2003 increased $64.5 million, or 22.6%, to $349.5 million, compared to net sales of $285.0 million for the nine months ended September 30, 2002. Alfalfa sales increased $5.7 million, or 18.4%, due to increased volumes related to selling off excess inventory. Volume growth and product mix in both proprietary and partnered categories resulted in increased corn sales of $45.9 million, or 51.8%. Soybean sales increased $26.5 million in 2003, or 34.5%, as a result of increased volumes and sales price. Weak markets primarily decreased forage and turf sales by $5.0 million and $1.5 million, respectively. Sales of inoculation/coatings decreased $4.3 million, mainly as a result of selling the wholesale business last fall. Cotton volumes decreased, resulting in a $1.9 million sales decrease. Volume decreases in other seed categories resulted in a sales decrease of $0.9 million.

    Swine. Net sales for the nine months ended September 30, 2003 decreased $0.1 million, or 0.1%, to $66.5 million, compared to $66.6 million for the nine months ended September 30, 2002. Reduced supply, caused in part by a reduction in the U.S. breeding herd, increased the average market hog price for the nine months ended September 30, 2003 to $41.43 per hundredweight versus an average market price of approximately $36.97 for the nine months ended September 30, 2002. The average price per feeder pig sold on the open market increased $7.00, from $32.83 for the nine months ended September 30, 2002 to $39.83 for the nine months ended September 30, 2003. The increase in average market hog prices of $4.47 per hundredweight along with the increase in feeder pig prices increased sales by $5.2 million. We signed a packer agreement, effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. For the nine months ended September 30, 2003, this agreement decreased our sales by $1.7 million, compared to the nine months ended September 30, 2002. The number of market hogs sold decreased by 23,214 and the number of feeder pigs sold decreased by 36,327, with a corresponding sales decrease of $3.6 million.

Layers. Net sales for the nine months ended September 30, 2003 increased $43.7 million, or 13.1%, to $376.7 million, compared to $333.0 million for the nine months ended September 30, 2002. Note that the 2002 amount and the first six months of 2003 were not included in the Company's overall sales since MoArk was not consolidated into our Layers segment until July 1, 2003 and prior periods were not restated. During the first nine months of 2003, the average market price of eggs per dozen was $0.87 as compared to $0.71 in the first nine months of 2002. The number of eggs (all egg sizes and types) sold was 450 million dozen in the first nine months of 2003 as compared to approximately the same volume in the 2002 period. During the nine months ended September 30, 2003, LAND O' LAKES-branded egg sales increased to 3.2 million dozen, up 23% as compared to the first nine months of 2002.

COST OF SALES

    Cost of sales for the nine months ended September 30, 2003 increased $107.2 million, or 2.7%, to $4,046.3 million, compared to cost of sales of $3,939.1 million for the nine months ended September 30, 2002. The consolidation of MoArk, effective July 1, 2003, increased cost of sales by $121.4 million. The decrease in cost of sales, excluding the impact of the MoArk consolidation, is primarily attributed to the Dairy Foods segment and cost control efforts. Cost of sales as a percent of net sales increased 0.2 percentage points to 91.3% for the nine months ended September 30, 2003, compared to 91.1% for the same period in the prior year.

    Dairy Foods. Cost of sales for the nine months ended September 30, 2003 decreased $53.0 million, or 2.6%, to $1,976.7 million, compared to cost of sales of $2,029.7 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, average butter market prices decreased $0.01 per pound, while average cheese market prices increased $0.07 per pound compared to the same period in 2002. The impact of these market price changes decreased cost of sales of butter by $13.2 million and increased cost of sales of cheese by $3.9 million. Increased volumes of both branded butter and private label butter increased cost of sales by $4.6 million and $1.9 million, respectively. Reduced sales of bulk cheese resulted in decreased cost of sales of $20.4 million. Reduced volumes of retail cheese and deli cheese resulted in decreased cost of sales of $14.2 million and $4.8 million, respectively. Offsetting these decreases in cheese volumes was an increase in the volumes for foodservice cheese. The increase in cost of sales for foodservice cheese was $9.8 million. Cost of sales in 2003 under our wholesale milk marketing program decreased $20.6 million compared to 2002. Cost of sales in International decreased $8.2 million due to the sale of the Poland cheese plant in June 2002. Volume changes in other categories increased cost of sales by $8.2 million.

     Animal Feed. Cost of sales for the nine months ended September 30, 2003 decreased $14.7 million, or 0.9%, to $1,579.0 million compared to $1,593.7 million for the nine months ended September 30, 2002. Cost of sales of livestock feeds decreased $6.5 million, as volume decreases in dairy, feedlot and swine feed sales were slightly offset by higher commodity prices, which increased input costs. Producer economics in the dairy and swine areas has pressured margins. Volumes declined due to the effects of an excess supply of animal protein in the market, the impact of depressed commodity prices in dairy, swine and poultry, integration efforts in the industry, competitive pressures and a geographic shift in dairy production. Cost of sales of lifestyle feed products increased $5.1 million, as volume increases for horse, lab and zoo feeds were somewhat offset by volume declines in grass cattle feed. Commodity prices have increased input costs in these areas. Ingredient cost of sales increased $1.0 million, as a result of increased commodity prices and changes in product mix. We also experienced a decrease of $4.7 million for animal milk products, as volumes returned to historical levels compared to record volumes in the same period of 2002. Cost of sales in our feed additives area decreased $5.4 million, as this sector has also been impacted by unfavorable industry economics. Cost of sales in our co-phosphates operation declined $3.7 million, as we exited this business during 2002. Cost of sales in our international division declined $7.6 million, as we exited some of the businesses in the second half of 2002. Cost of sales for animal health farm and ranch products increased by $27.3 million, as we formed a new joint venture to handle the sale of these products. Cost of sales in our other wholly-owned and majority-owned subsidiaries declined $15.2 million due to lower volumes resulting from poor feed industry economics. Cost of sales in other categories increased $10.0 million. Cost of sales decreased $1.1 million due to an increase in patronage rebates from other inter-regional cooperatives. Costs in our manufacturing and distribution areas decreased cost of sales by $12.4 million, as we continue integration efforts. An unrealized hedging gain of $3.8 million for the nine months ended September 30, 2003, compared to an unrealized hedging gain of $2.3 million for the nine months ended September 30, 2002, decreased cost of sales by $1.5 million.

    Crop Seed. Cost of sales for the nine months ended September 30, 2003 increased $56.7 million, or 23.4%, to $298.7 million, compared to cost of sales of $242.0 million for the nine months ended September 30, 2002. Cost of sales for alfalfa increased $6.9 million, or 27.2%, due to increased sales volumes and the selling excess inventory. Continued volume growth in both proprietary and partnered corn resulted in increased cost of sales of $44.2 million, or 60.9% over the prior-year period. Cost of sales for soybeans increased $17.2 million, or 24.3%, due to an increase in sales volume. Weak forage and turf sales resulted in decreased cost of sales of $4.6 and $1.8 million respectively. Cost of sales related to the sale of our wholesale inoculation/coatings business contributed to reduced cost of $2.4 million. Lower cotton volumes decreased sales by $1.8 million. Product mix in other seed categories accounted for a decrease in cost of sales of $2.0 million. An unrealized hedging gain on soybean futures contracts of $1.3 million for the nine months ended September 30, 2003 compared to an unrealized hedging gain of $2.3 million for the nine months ended September 30, 2002 increased cost of sales by $1.0 million.

    Swine. Cost of sales for the nine months ended September 30, 2003 decreased $3.4 million, or 5.0%, to $65.0 million, compared to $68.4 million for the nine months ended September 30, 2002. Reduced volumes and lower costs under our Cost Plus program decreased cost of sales by $4.6 million partially offset by higher input costs which increased cost of sales by $2.4 million. An unrealized hedging gain decreased cost of sales by $1.8 million for the nine months ended September 30, 2003, compared to an unrealized hedging gain of $0.6 million for the nine months ended September 30, 2002, resulting in a net decrease in cost of sales of $1.2 million.

    Layers. Cost sales for the nine months ended September 30, 2003 increased $25.0 million, or 8.0%, to $336.6 million, compared to $311.6 million for the nine months ended September 30, 2002. Note that the 2002 amount and the first six months of 2003 were not included in the Company's overall cost of sales since MoArk was not consolidated into our Layers segment until July 1, 2003 and prior periods were not restated. During the first nine months of 2003, the average cost of eggs (all egg sizes and types) per dozen was $0.53 as compared to $0.52 in the first nine months of 2002.

SELLING, GENERAL AND ADMINISTRATION EXPENSE

    Selling, general and administration expense for the nine months ended September 30, 2003 decreased $23.0 million, or 6.1%, to $352.3 million, compared to selling, general and administration expense of $375.3 million for the nine months ended September 30, 2002. The consolidation of MoArk increased selling, general and administration by $12.0 million. The decrease in selling, general and administration was primarily due to spending reductions associated with our ongoing cost control efforts as well as gains on the sale of two dairy manufacturing facilities. Selling, general and administration expense as a percent of net sales decreased 0.7 percentage points from 8.7% for the nine months ended September 30, 2002 to 8.0% for the nine months ended September 30, 2003.

RESTRUCTURING AND IMPAIRMENT CHARGES

    For the nine months ended September 30, 2003, Land O'Lakes recorded restructuring and impairment charges of $3.2 million, compared to $8.2 million for the nine months ended September 30, 2002. These charges related to the announced closures of certain manufacturing facilities within various business segments.

INTEREST EXPENSE

    Interest expense for the nine months ended September 30, 2003 was $53.6 million, compared to $53.0 million for the nine months ended September 30, 2002. Average debt balances decreased by $81.2 million as compared to the nine months ended September 30, 2002. Combined interest rates for borrowings, excluding CoBank patronage, averaged 6.83% for the nine months ended September 30, 2003, compared to 7.02% for the nine months ended September 30, 2002. The impact of favorable interest rates on the term loans was offset by approximately $3 million in additional interest expense related to the CPI capital lease and $2.3 million due to the consolidation of MoArk.

GAIN ON LEGAL SETTLEMENTS

 In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, we were a party to this action as a member of the class. In February 2000, however, we decided to pursue our claims against the defendant outside the class action. In December 2002, we reached settlements for $97 million with several defendants against whom we claimed had illegally fixed the prices of various vitamin products we purchased. As a result of these settlements, a gain on legal settlements was recorded in December 2002 and net cash proceeds of $97 million were received in January 2003. During 2003, we settled with additional defendants and received approximately $12.1 million in the nine months ended September 30, 2003. When combined with the settlement proceeds received from similar claims since the commencement of these actions, we have received, cumulatively, approximately $172 million from the settling defendants, which represents the vast majority of our vitamin purchases. We continue to pursue similar claims against a few other vitamin product suppliers.

    During the first quarter of 2003, we also settled a claim against certain suppliers of methionine, an amino acid that we purchase and use in certain of our products. We alleged that certain methionine suppliers had illegally engaged in price fixing. For the nine months ended September 30, 2003, we received $10.4 million from the settling defendants. When combined with the settlement proceeds received from similar claims since the commencement of these actions, we have received, cumulatively, approximately $12 million from the settling defendants. We do not expect to receive additional settlements based on this claim.

    As a result of the above settlements, we recorded a gain on legal settlements of $22.5 million for the nine months ended September 30, 2003 compared to a gain on legal settlements of $36.8 million for the nine months ended September 30, 2002.

GAIN ON SALE OF INVESTMENT

         For the nine months ended September 30, 2003, we recorded a $0.8 million gain on the sale of an Animal Feed investment in a Purina Mills swine joint venture.

GAIN ON SALE OF INTANGIBLES

    For the nine months ended September 30, 2003, we recorded a gain of $0.6 million on the sale of an Animal Feed customer list in Taiwan. For the nine months ended September 30, 2002, we recorded a gain of $4.2 million on the sale of a customer list pertaining to the feed phosphate distribution business.

LOSS OR GAIN ON DIVESTITURE OF BUSINESSES

    For the nine months ended September 30, 2003, we recorded a loss of $0.7 million on the divestiture of our Animal Feed business in Taiwan. For the nine months ended September 30, 2002, we recorded a gain of $4.9 million related on the divestiture of our dairy foods Poland business for $1.2 and a crop seed business for $3.7 million.

EQUITY IN EARNINGS OF AFFILIATED COMPANIES

    For the nine months ended September 30, 2003, equity in earnings of affiliated companies was $56.0 million, compared to earnings of $29.8 million for the nine months ended September 30, 2002. Results for the nine months ended September 30, 2003 included earnings from Agriliance of $41.6 million compared to earnings of $35.3 million for the nine months ended September 30, 2002. The increase was primarily driven by improved crop protection product margins, partially offset by increased selling, general and administration expense. We recorded earnings from MoArk of $4.3 million, prior to the consolidation, effective July 1, 2003, compared to a loss of $7.8 million for the nine months ended September 30, 2002. In addition, MoArk equity investments had a gain of $3.3 million for the three months ended September 30, 2003. The increase in MoArk related earnings was driven by improved market prices for eggs, in part as a result of a declining chick hatch and changes in response to new animal welfare guidelines. Earnings from other equity investments increased to $6.8 million in the first nine months of 2003, compared to $2.3 million in the first nine months of 2002.

MINORITY INTEREST IN LOSS OR EARNINGS OF SUBSIDIARIES

    For the nine months ended September 30, 2003, we recorded minority interest in earnings of subsidiaries of $3.6 million, compared to a loss of $1.5 million for the nine months ended September 30, 2002.

INCOME TAXES

    We recorded income tax expense of $8.0 million for the nine months ended September 30, 2003, compared to income tax benefit of $10.0 million for the nine months ended September 30, 2002. The increase in income tax expense was primarily due to increased earnings.

NET EARNINGS

    Net earnings increased $7.6 million, or 21.5%, to $42.9 million for the nine months ended September 30, 2003, compared to net earnings of $35.3 million for the nine months ended September 30, 2002. The increase in earnings was primarily due to increased earnings in the Layers and Agronomy segments, offset by the $14.3 million decrease in gain on legal settlements compared to the prior nine-month period.


LIQUIDITY AND CAPITAL RESOURCES

    We rely on cash from operations, borrowings under our bank facilities, bank term debt and other institutionally placed funded debt as the main sources for financing working capital requirements and additions to property, plant and equipment as well as acquisitions and joint ventures. Other sources of funding consist of leasing arrangements, a receivables securitization and the sale of non-strategic assets. Total long-term debt was $1,023.6 million as of September 30, 2003 compared to $1,007.3 million as of December 31, 2002. The increase was due to the consolidation of MoArk, largely offset by debt repayments.

    Net cash provided by operating activities was $130.0 million for the nine months ended September 30, 2003, compared to net cash used of $9.3 million for the nine months ended September 30, 2002. Receipt of proceeds from legal settlements of $119.2 million and the cash generated from the revolving receivables securitization program were the primary reasons for the $139.3 million increase in cash provided by operating activities.

    Net cash flows used by investing activities was $55.4 million for the nine months ended September 30, 2003 and $13.6 million for the nine months ended September 30, 2002. The change was primarily due to an increase in restricted cash and proceeds from the sale of investments in 2002.

    Net cash flows used by financing activities was $118.1 million for the nine months ended September 30, 2003 and $69.4 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, we made payments of $107.1 million on existing long-term debt and payments of $23.8 million for redemption of member equities. At the same time, we increased short-term debt by $13.3 million to finance seasonal working capital needs. For the nine months ended September 30, 2002, we made payments of $81.8 million on existing long-term debt and payments of $37.0 million for redemption of member equities, while increasing our short-term debt by $42.4 million to cover seasonal working capital needs.

    Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. As of September 30, 2003 we had $1,023.6 million outstanding in long-term debt, including $190.7 million of Capital Securities, and $153.7 million outstanding in short-term debt. In addition, as of September 30, 2003, $205.2 million was available under a $250 million revolving credit facility for working capital and general corporate purposes, after giving effect to $44.8 million of outstanding letters of credit, which reduce availability. The revolving credit facility was undrawn as of September 30, 2003. Total equities as of September 30, 2003 were $929.3 million.

    We are working towards a renewal of our $250 million revolving credit facility, which is set to expire on June 28, 2004. In light of recent improvements in the high-yield markets, we are simultaneously exploring alternatives to prepay a portion of our existing term debt with the proceeds of new term debt, which will defer most of our near term amortization payments. Finally, we intend to expand our existing receivables securitization facility (described below) from $100 million to $200 million, by incorporating receivables related to our Dairy Foods operations. The proceeds from the expanded securitization would be used to prepay additional term debt. We currently expect to complete these transactions by year-end or soon thereafter.

     Although we expect to meet our financial covenants going forward, as part of this refinancing, we will seek some modest relief from our lenders with regard to the leverage ratio covenant. This covenant is expected to be tight in the first quarter of 2004, primarily because the $97 million in vitamin settlement receipts received in January of 2003 fall out of the 4-quarter rolling average calculation at that time. We do not anticipate any difficulties in obtaining the requested relief.

     The principal term loans consist of a syndicated Term Loan A Facility with a remaining balance of $229.3 million and an expiration date of October 10, 2006, and a syndicated Term Loan B Facility with a remaining balance of $204.9 million and an expiration date of October 10, 2008. As noted above, our $250.0 million revolving credit facility terminates on June 28, 2004.

    Borrowings under the term loans and the revolving credit facility bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins are dependent upon Land O'Lakes credit ratings.

    The Term Loan A Facility is prepayable at any time without penalty. The Term Loan B Facility is prepayable with a penalty of 1% through October 10, 2004 and no penalty thereafter. The term loans are subject to mandatory prepayments, subject to certain limited exceptions, in an amount equal to (1) 50% of excess cash flow of Land O'Lakes and the restricted subsidiaries, (2) 100% of the net cash proceeds of asset sales and dispositions of property of Land O'Lakes and the restricted subsidiaries, to the extent not reinvested, (3) 100% of any casualty or condemnation receipts by Land O'Lakes and the restricted subsidiaries, to the extent not used to repair or replace assets, (4) 100% of joint venture dividends or distributions received by Land O'Lakes or the restricted subsidiaries, to the extent that they relate to the sale of property, casualty or condemnation receipts, or the issuance of any equity interest in the joint venture, (5) 100% of net cash proceeds from the sale of inventory or accounts receivable in a securitization transaction and (6) 100% of net cash proceeds from the issuance of unsecured senior or subordinated indebtedness issued by Land O'Lakes. During the first nine months of 2003, we made payments of $59.0 million on the Term Loan A Facility and $26.5 million on the Term Loan B Facility, of which $35.5 million was mandatory and $50.0 million was voluntary. In addition, during the month of October 2003 we made a scheduled payment of $14.3 million on the Term Loan A Facility.

    The amortization schedules for the Term Loan A and Term Loan B Facilities are provided below.

                                                    TERM LOAN A   TERM LOAN B
                                                   ------------   ------------
            2002 (paid)                            $ 36,729,853   $ 18,583,371
            2003 (paid through October)...           73,297,256     26,542,782
            2004..........................           64,491,867      1,508,154
            2005..........................           85,989,157      2,510,842
            2006..........................           64,491,867      2,510,842
            2007..........................                   --      2,510,842
            2008..........................                   --    195,833,167
                                                   ------------   ------------
                 Total....................         $325,000,000   $250,000,000
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

    In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of these securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028 and correspond to the payment terms of the junior subordinated debentures which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of September 30, 2003, the outstanding balance of Capital Securities was $190.7 million.

         The credit agreements relating to the term loans and revolving credit facility and the indenture relating to the 8.75% senior notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreements relating to the term loans and revolving credit facility require us to maintain an interest coverage ratio of at least 2.50 to 1. Our ratio was 3.38 to 1 as of and for the year ended December 31, 2002, and 4.49 to 1 as of and for the twelve months period ended September 30, 2003. We are also required to maintain a leverage ratio of no greater than 4.25 to 1. The actual leverage ratio as of December 31, 2002 was 3.85 to 1 and 2.81 to 1 as of September 30, 2003. The required leverage ratio steps down to 3.75 to 1 as of October 11, 2003 and remains constant thereafter.

    Indebtedness under the term loans and revolving credit facility is secured by substantially all of the material assets of Land O'Lakes and its wholly-owned domestic subsidiaries (other than LOL Finance Co. and LOLFC, LLC) and Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC), including real and personal property, inventory, accounts receivable, intellectual property and other intangibles, other than those receivables which have been sold in connection with our receivables securitization. Indebtedness under the term loans and revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries (other than LOL Finance Co. and LOLFC, LLC) and Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC). The 8.75% senior notes are unsecured but are guaranteed by the same entities that guaranty the obligations under the term loans and revolving credit facility.

    We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital for at least the next twelve months to operate our business, to make expected capital expenditures and to meet liquidity requirements, including debt service on the term debt, the revolving credit facilities and the 8.75% senior notes.

    The current ratings from Moody's Investors Service ("Moody's) and Standard and Poor's Investors Service ("S&P") on our secured and unsecured debt are as follows:

FACILITY (MATURITY)                                                     MOODY'S             S&P
$250 million senior secured (2004) (Revolving Credit Facility)            B1                 B+
$229 million senior secured (2006) (Term Loan A)                          B1                 B+
$205 million senior secured (2008) (Term Loan B)                          B1                 B+
$350 million 8.75% senior unsecured (2011)                                B2                 B-
$191 million 7.45% Trust preferred                                        B3                CCC

    Moody's debt rating outlook is stable and S&P's debt rating outlook is negative.

OFF-BALANCE SHEET ARRANGEMENTS

    In order to reduce overall financing costs, Land O'Lakes entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, Land O'Lakes, Land O'Lakes Farmland Feed and Purina Mills sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Farmland Feed. This subsidiary is a qualifying special purpose entity ("QSPE") under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes Farmland Feed or Land O'Lakes. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables multiplied by the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, we have retained reserves for estimated losses. As of September 30, 2003, $70 million was drawn under the securitization facility. As noted above, we expect to expand the revolving securitization program in January 2004, by up to $100 million with the addition of certain Dairy Foods receivables.

    In addition, we lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $35.0 million for the nine months ended September 30, 2003, and $21.7 million for the nine months ended September 30, 2002. Most of the leases require the payment of ongoing operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases.

CPI CAPITAL LEASE

    Cheese & Protein International LLC ("CPI"), a consolidated joint venture of Land O'Lakes, leases the real property and certain equipment relating to its cheese manufacturing and whey processing plant in Tulare, California ("the Lease"). The Lease is accounted for as a capital lease in our financial statements, and as of September 30, 2003 the lease balance was $101.5 million. The Lease base term commenced on April 30, 2002 and expires on the fifth anniversary, unless CPI requests, and the lessor approves, one or more one-year base term extensions, which could extend the base term to no more than ten years. We have entered into a Support Agreement in connection with the Lease. Pursuant to this agreement, we can elect one of the following options in the event CPI defaults on its obligations under the Lease: (i) assume the obligations of CPI, (ii) purchase the leased assets, (iii) fully cash collateralize the Lease, or (iv) nominate a replacement lessee to be approved by the lessor. The lease agreement requires among other things, that CPI maintain certain financial ratios including minimum tangible net worth and a minimum fixed charge coverage ratio. In addition, CPI is restricted as to borrowings and changes in ownership.

    On March 28, 2003, the Lease contract was amended. The amendment postponed the measurement of the fixed charge coverage ratio until March 2005. In addition, Land O'Lakes established a $20 million cash account (which may be replaced with a letter of credit, at our option) which supports the lease. The cash account or letter of credit would only be drawn upon in the event of a CPI default, and would reduce amounts otherwise due under the lease. This support requirement will be lifted when certain financial targets are achieved by CPI. The lease payments disclosed below are based on current lease rates, an assumed interest rate of 6%, and a ten-year lease term. The actual lease payments will vary with short-term interest rate fluctuations, as interest per the lease agreement is based on LIBOR. At the conclusion of the lease term, CPI is obligated to pay the remaining lease balance.

MOARK CAPITAL LEASES

    MoArk has capital leases with a balance as of September 30, 2003 of $10.3 million for land, building, machinery and equipment at various locations. The interest rates on the capital leases range from 5.22% to 7.93% with the weighted average rate being 6.92%. The weighted average term until maturity is 6 years.

CONTRACTUAL OBLIGATIONS

    At September 30, 2003, we had certain contractual obligations, which require us to make payments as follows:

                PAYMENTS DUE BY PERIOD (AS OF SEPTEMBER 30, 2003)

                                                                    LESS THAN                           MORE THAN
       CONTRACTUAL OBLIGATIONS                             TOTAL     1 YEAR     1-3 YEARS  3-5 YEARS     5 YEARS
       -----------------------                             -----   -----------  ---------  ---------    ---------
                                                                              (IN THOUSANDS)
       Revolving Credit Facility(1)                      $       --  $     --    $     --  $       --    $     --
       Notes and Short-Term Obligations...............       81,223    81,223          --          --          --
       Long-Term Debt(2)..............................    1,095,989    72,434     194,545     220,836     608,174
       Capital Lease (3)..............................      111,791    10,083      22,461      21,446      57,801
       Operating Leases...............................       87,132    25,982      25,463      15,269      20,418
                                                         ----------  --------    --------  ----------    --------
         Total Contractual Obligations................   $1,376,135  $189,722    $242,469  $  257,551    $686,393
                                                         ==========  ========    ========  ==========    ========

-----------

(1) Maximum $250 million facility, of which $205.2 million was available as of September 30, 2003. A total of $44.8 million of this commitment was unavailable due to outstanding letters of credit.

(2) Refer to Term Loan A and Term Loan B obligations in certain events as explained in "Liquidity and Capital Resources." See "Off-balance Sheet Arrangements" for information concerning our receivables securitization program.

(3) Amount represents the present value of future minimum lease payments for the capital leases.

    We expect our total capital expenditures to be approximately $90 million to $100 million in 2003. Of such amounts, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures is required each year. We had $55.3 million in capital expenditures for the nine months ended September 30, 2003, compared to $57.3 million in capital expenditures for the nine months ended September 30, 2002. We estimate that our total depreciation and amortization expense will be approximately $100 million to $110 million in 2003. We had $83.5 million in depreciation and amortization expense for the nine months ended

September 30, 2003, compared to $77.3 million for the nine months ended September 30, 2002.

    We have made cash payments to members, which were subject to Board approval, in the nine months ended September 30, 2003 of $23.8 million for revolvement, cash patronage, and estates and age retirements. We expect a minimal amount to be paid in the rest of 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

    On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003 and no later than October 1, 2003 for variable interest entities created or acquired prior to February 1, 2003. As permitted by the Interpretation, we early-adopted FIN 46 on July 1, 2003 and began consolidating our joint venture interest in MoArk LLC ("MoArk"), an egg production and marketing company, in the third quarter of 2003.

    In May, 2003, the FASB issued Statement of Financial Accounting Standards 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement is effective for the Company as of January 1, 2004, and we are currently evaluating the impact of the standard.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q for the three months ended September 30, 2003 includes forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "pro forma," "as adjusted," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

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

    o IF CHEESE & PROTEIN INTERNATIONAL, LLC DEFAULTS ON ITS LEASE, THE COMPANY MAY BE REQUIRED TO ASSUME THE OBLIGATION UNDER THE LEASE.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For the nine months ended September 30, 2003 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    We are currently and from time to time involved in litigation incidental to the conduct of our business. The damages claimed against us in some of these cases are substantial. In the third quarter of 2003, three separate lawsuits were filed against the Company by Ohio alpaca producers in which it is alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers' alpacas. It is possible that additional lawsuits or claims relating to this matter could be brought against the Company. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, after consideration of insurance coverage, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

    In December 2002, we reached settlements with defendants against whom we claimed had illegally fixed the prices for various vitamin and methionine products we purchased. As a result of the settlements, we received net proceeds of approximately $97 million in January 2003. Additional proceeds received in the nine months ended September 30, 2003 total $22.5 million. When combined with the settlement proceeds received from similar claims settled since the commencement of these actions, we have received cumulatively approximately $184 million from the settling defendants. These claims that have been settled represent the vast majority of our vitamin and methionine purchases. We continue to pursue similar claims against a few other vitamin product suppliers. With respect to these remaining claims, we anticipate a Minnesota trial in 2004.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         EXHIBIT    DESCRIPTION
           3.1      Restated Articles of Incorporation of Land O'Lakes, Inc., as
                    amended, August 1998. (1)
           3.2      By-Laws of Land O'Lakes Inc., as amended, February 2003 (2)
           4.1      Credit Agreement among Land O'Lakes, Inc., the Lenders party thereto and The Chase Manhattan Bank, dated as of October
                    11, 2001. (1)
           4.2      First Amendment dated November 6, 2001 to the Credit
                    Agreement dated October 11, 2001. (1)
           4.3      Second Amendment dated February 15, 2002 to the Credit
                    Agreement dated October 11, 2001. (1)
           4.4      Guarantee and Collateral Agreement among Land O'Lakes, Inc.
                    and certain of its subsidiaries and The Chase Manhattan
                    Bank, dated as of October 11, 2001. (1)
           4.5      Indenture dated as of November 14, 2001, among Land O'Lakes,
                    Inc. and certain of its subsidiaries, and U.S. Bank, including Form of 8.75% Senior Notes due 2011 and Form of
                    8.75% Senior Notes due 2011. (1)
           4.6      Registration Rights Agreement dated November 14, 2001 by and among Land O'Lakes, Inc. and certain of its subsidiaries, J.P. Morgan Securities Inc., SPP Capital Partners, LLC,
                    SunTrust Robinson Capital Markets, Inc., Tokyo-Mitsubishi
                    International plc and U.S. Bancorp Piper Jaffray, Inc. (1)
           4.7      Purchase Agreement by and between Land O'Lakes, Inc., and
                    certain of its subsidiaries, J.P. Morgan Securities Inc., SPP Capital Partners, LLC, SunTrust Robinson Capital
                    Markets, Inc., Tokyo-Mitsubishi International plc and U.S.

                   Bancorp Piper Jaffray, Inc., dated as of November 8,
                   2001. (1)
           4.8     Form of Old Note (included in Exhibit 4.5). (1)
           4.9     Form of New Note (included in Exhibit 4.5). (1)
          31.1 Certification Pursuant to 15 U.S,C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
          31.2 Certification Pursuant to 15 U.S,C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
          32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
          32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) Incorporated by reference to the identical exhibit to the Registrant's Registration Statement on Form S-4 filed March 18, 2002.

(2) Incorporated by reference to the identical exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2003, filed on April 14, 2003.

*        Filed electronically herewith



(b)      REPORTS ON FORM 8-K

         On July 24, 2003 the Company furnished a Report on Form 8-K containing the Company's second quarter earnings press release.

         On October 8, 2003 the Company furnished a Report on Form 8-K to report that Standard & Poor's Rating Services had downgraded the secured and the unsecured debt of the Company.

         On October 23, 2003 the Company furnished a Report on Form 8-K containing the Company's third quarter press release.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2003.

                         LAND O'LAKES, INC.


                         By  /s/ Daniel Knutson
                           -----------------------------------------------------
                            Daniel Knutson
                            Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)