Form 10-K
period 2003-12-31
LAND O LAKES INC
filed 2004-03-30
CIK 1032562

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003*

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO         .

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12-b-2 of the Act).  Yes [ ]     No [X]

     The number of shares of the registrant's common stock outstanding as of December 31, 2003: 1,094 shares of Class A common stock, 4,914 shares of Class B common stock, 190 shares of Class C common stock, and 1,142 shares of Class D common stock.
---------------

* Although Land O'Lakes, Inc. is not currently required to file this Annual Report on Form 10-K pursuant to Section 13 or 15(d), we are filing voluntarily.

                                     INDEX

                                     PART I.
                 Forward Looking Statements..................................    2
Item 1.          Business....................................................    2
                 Business Segments...........................................    2
                 Description of the Cooperative..............................   13
Item 2.          Properties..................................................   19
Item 3.          Legal Proceedings...........................................   20
Item 4.          Submission of Matters to a Vote of Security Holders.........   21

                                     PART II.
Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................   21
Item 6.          Selected Financial Data.....................................   22
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   26
Item 7A.         Quantitative and Qualitative Disclosures about Market
                 Risk........................................................   65
Item 8.          Financial Statements and Supplementary Data.................   66
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   66
Item 9A.         Controls and Procedures.....................................   66

                                    PART III.
Item 10.         Directors and Executive Officers of the Registrant..........   66
Item 11.         Executive Compensation......................................   71
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................   76
Item 13.         Certain Relationships and Related Transactions..............   76
Item 14.         Principal Accountant Fees and Services......................   76

                                     PART IV.
Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................   77
                 Signatures..................................................   82

                           FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" contains forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-K, the words "anticipate", "believe", "estimate", "expect", "may", "will", "could", "should", "seeks", "pro forma" and "intend" and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" on pages 54 to 64. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" on pages 54 to 64. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

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

OVERVIEW

     We produce dairy products, animal feed and crop seed in the United States. In 1921, we were formed as a cooperative designed to meet the needs of dairy farmers located in the Midwestern United States. We have expanded our business through acquisitions and joint ventures to diversify our product portfolio, to leverage our portfolio of brand names, to achieve economies of scale and to extend our geographic coverage. We operate our business through three primary segments: dairy foods, feed and seed. In addition, we generate operational and financial benefits from our three other segments, consisting of swine, agronomy and layers. We also have additional operations and interests in a group of joint ventures and investments that are not consolidated in our six operating segments.

BUSINESS SEGMENTS

     See notes to the Company's consolidated financial statements attached to this annual report on Form 10-K for financial information on our business segments.

  DAIRY FOODS

     Overview. We produce, market and sell butter, spreads, cheese and other related dairy products. We sell our products under our national brand names and trademarks, including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under our regional brands such as New Yorker. Our network of 13 dairy manufacturing facilities is geographically diverse and allows us to support our customers on a national scale. Our customer base includes national supermarket and supercenter chains, industrial customers, including major food processors, and major foodservice customers, including restaurants, schools, hotels and airlines.

     Products. We manufacture over 300 dairy-based food products. Our principal dairy products and activities include:

          Butter. We produce and market branded butter under our proprietary LAND O LAKES brand name for retail and foodservice customers. In addition, we produce nonbranded butter for our private label and industrial customers. Our butter products include salted butter, unsalted butter, light butter, whipped butter and flavored butter.

          Spreads. We produce and market a variety of spreads, including margarine, nonbutter spreads and butter blends. These products are primarily marketed under the LAND O LAKES brand and are sold to our retail, foodservice and industrial customers.

          Cheese. We produce and sell cheese for retail sale in deli and dairy cases, to foodservice businesses and to industrial customers. Our deli case cheese products are marketed under the LAND O LAKES, Alpine Lace and New Yorker brand names. Our dairy case cheese products are sold under the LAND O LAKES brand name. We also sell cheese products to private label customers. We offer a broad selection of cheese products including cheddar, monterey jack, mozzarella, provolone, American and other processed cheeses.

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

          Raw Milk Wholesaling. We purchase raw milk from our members and sell it directly to other dairy manufacturers, particularly fluid milk processors. We generate substantial revenues but negligible margins on these sales. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation -- Wholesaling and Brokerage Activities."

          New Products. In May 2002 we introduced Fresh Buttery Taste, a buttery tasting spread with a touch of sweet cream. In June 2003, we introduced two new dairy case products, LAND O LAKES Soft Baking Butter with Canola Oil and LAND O LAKES Spreadable Butter with Canola Oil.

     Sales, Marketing and Advertising. In order to meet the needs of our retail, foodservice and industrial customers, we have sales efforts designed to service each of these customer bases. Our retail customers are serviced through direct sales employees and independent national food brokers. Our retail sales force consists of 63 employees that service our larger retail customers, such as supermarket and supercenter chains, and manage our national food broker relationship.

     We market our products to our industrial customers through six dedicated salespeople. Our industrial customers generally maintain a direct relationship with our facility managers in order to coordinate delivery and ensure that our products meet their specifications.

     Our foodservice products are primarily sold through independent regional food brokers and food distributors. In addition, we employ 23 salespeople who are responsible for maintaining these regional food broker relationships and marketing to our large foodservice customers directly.

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

     Production. We produce our dairy products at 13 manufacturing facilities strategically located throughout the United States. We also have contractual arrangements whereby we engage other dairy processors to produce some of our products. We believe the geographic distribution of our plants allows us to service our customers in a timely and efficient manner. In 2003, we processed approximately 7.6 billion pounds of milk, primarily into butter and cheese. Butter is produced by separating the cream from milk, pasteurizing it and churning the cream until it hardens into butter. Butter production levels fluctuate due to the seasonal availability of milk and butterfat. The cheese manufacturing process involves adding a culture and a coagulant to milk. Over a period of hours, the milk mixture hardens to form cheese. At that point, whey is removed and separately processed. Finally, the cheese is salted, shaped and aged.

     Supply and Raw Materials. Our principal raw material for production of dairy products is milk. During 2003, we sourced approximately 93% of our raw milk from our members. We enter into milk supply agreements with all of our dairy members to ensure our milk supply. These contracts typically provide that we will pay the producer an advance for the milk during the month of delivery and then will settle the final price in the following month for an amount determined by us which typically includes a premium over Federal market order prices. These contracts provide that we will purchase all of the milk produced by our members for a fixed period of time, generally one year or less. As a result, we often purchase more milk from our members than we require for our production operations. There are three principal reasons for doing this: first, we need to sell a certain percentage (which is not less than 10% of the amount procured and depends on which Federal market order the milk is subject to) of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which enables us to have a lower input cost for our milk; second, it decreases our need to purchase additional supply during periods of low milk production in the United States (typically August, September and October); and third, it ensures that our members have a market for the milk they produce during periods of high milk production. We enter into fixed-price forward sales contracts with some of our large industrial cheese customers which historically represented 10-15% of our processed milk volume. We simultaneously enter into milk supply agreements with a fixed price in order to ensure our margins on these contracts. We also purchase cream, bulk cheese and bulk butter as raw materials for production of our dairy products. We typically enter into annual agreements with fluid processors to purchase all of their cream production. We typically purchase bulk cheese and butter pursuant to annual contracts. These cheese and butter contracts provide for annual targets and delivery schedules and are based on market prices. In isolated instances, we purchase these commodities on the open market at current market prices. We refer to this type of transaction as a spot market purchase.

     Customers. We sell our dairy products directly and indirectly to over 500 customers. Our products are sold in over 5,000 retail locations, including supermarkets and supercenters, convenience stores, warehouse club stores and military commissaries. In addition, we sell our products through food brokers and distributors to foodservice providers such as major restaurant chains, schools, hotels and airlines.

     Research and Development. We seek to offer our customers product innovations designed to meet their needs. In addition, we work on product and packaging innovations to increase overall demand for our products and improve product convenience. In 2003, we spent $10.2 million on dairy research and development, and we employ approximately 64 individuals in research capacities at our dedicated dairy foods research facility.

     Competition. The bulk of the dairy industry consists of national and regional competitors. Our branded cheese products compete with products from national competitors such as Kraft, Borden and Sargento as well as several regional competitors. For butter, our competition comes primarily from regional brands, such as Challenge and Kellers, and from private label products. We face increased competitive pressures because our retail customers are consolidating. We rely on the strength of our brands to help differentiate our products from our competition. We believe our branded products compete on the basis of brand name recognition, product quality and reputation and customer support. Products in the private label and industrial markets compete primarily based on price. We believe our product quality and consistency of supply distinguishes our products in these markets.

  FEED

     Overview. Through Land O'Lakes Farmland Feed, we manufacture and market feed for both the commercial and lifestyle sectors of the animal feed market in the United States. Our commercial feed products are used by farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock. Our lifestyle feed products are used by customers who own animals principally for non-commercial purposes. Margins on our lifestyle feed products are significantly higher than those on our commercial feed products. We market our lifestyle animal feed products, other than dog and cat food, under the brands Purina, Chow and the "Checkerboard" Nine Square logo. We also market our animal feed products under the LAND O LAKES Feed label. We operate a geographically diverse network of 81 feed mills, which permits us to distribute our animal feed nationally through our network of approximately 1,300 local member cooperatives, approximately 3,550 independent dealers operating under the Purina brand name and directly to customers. We believe we are a leader among feed companies in animal feed research and development with a focus on enhancing animal performance, productive capacity and early stage development. For example, we developed and introduced milk replacer products for young animals, and our patented product formulations make us the only supplier of certain milk replacer products. These products allow dairy cows to return to production sooner after birthing and increase the annual production capacity of cows. Other than certain insignificant investments and sales, we operate our feed business entirely through our Land O'Lakes Farmland Feed joint venture.

     Products. We sell commercial and lifestyle animal feed which are based upon proprietary formulas. We also produce commercial animal feed to meet our customers' specifications. We sell feed for a wide variety of animals, such as dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Our principal feed products and activities include:

          Complete Feed. These products provide a balanced mixture of grains, proteins, nutrients and vitamins which meet the entire nutritional requirement of an animal. They are sold as ground meal, in pellets or in extruded pieces. Sales of complete feeds typically represent the majority of net sales. We generally sell our lifestyle animal feed as complete feed. We market our lifestyle animal feed through the use of our trademarks, namely, Purina, Chow and the "Checkerboard" Nine Square logo.

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

          Simple Blends. These products are a blend of processed commodities, generally steam-rolled corn or barley, that are mixed at the producer's location with a feed supplement to meet the animal's nutritional requirements. These products are highly price competitive and generally have low margins. These products are primarily used by large dairies in the western United States.

          Milk Replacers. Milk replacers are sold to commercial livestock producers to meet the nutritional requirements of their young animals while increasing their overall production capability by returning the parent animal to production faster. We market these products primarily under our Maxi Care, Cow's Match and Amplifier Max brand names. We have patents that cover certain aspects of our milk replacer products and processes. Our two principal milk replacer patents expire in April 2015 and April 2020.

          Ingredient Merchandising. In addition to selling our own products, we buy and sell or broker for a fee soybean meal and other feed ingredients. We market these ingredients to our local member cooperatives and to other feed manufacturers which use them to produce their own feed. Although this activity generates substantial revenues, it is a very low-margin business with a minimal capital investment. We are generally able to obtain feed inputs at a lower cost as a result of our ingredient merchandising business because of lower per unit costs associated with larger purchases and volume discounts.

     Sales, Marketing and Advertising. We employ approximately 350 direct salespeople in regional territories. In our commercial feed business, we provide our customers with information and technical assistance through trained animal nutritionists whom we either employ or have placed with our local member cooperatives. Our advertising and promotional expenditures are focused on higher margin products, specifically our lifestyle animal feed and milk replacers. We advertise in recreational magazines to promote our lifestyle animal feed products. To promote our horse feed products, we have dedicated promoters who travel to rodeos and other horse related events. We promote our milk replacers with print advertising in trade magazines. We spent $21.2 million on advertising and promotion for the year ended December 31, 2003.

     Distribution. We distribute our animal feed nationally primarily through our network of approximately 1,300 local member cooperatives and approximately 3,550 Purina-branded dealers or directly to customers. We deliver our products primarily by truck using independent carriers, supplemented by our own fleet. Deliveries are made directly from our feed mills to delivery locations within each feed mill's geographic area.

     Production. The basic feed manufacturing process consists of grinding various grains and protein sources into meal and then mixing these materials with certain nutritional additives, such as vitamins and minerals. The resulting products are sold in a variety of forms, including meal, pellets, blocks and liquids. Our products are formulated based upon proprietary research pertaining to nutrient content. As of December 31, 2003 we operated 81 feed mills across the United States. We have reduced the number of feed mills we operate by eliminating the overlap between our existing facilities and those we acquired as part of our Purina Mills acquisition. Consistent with current industry capacity utilization, our facilities operate below their capacity.

     Supply and Raw Materials. We purchase the bulk components of our products from various suppliers. These bulk components include corn, soybean meal and grain byproducts. In order to reduce transportation costs, we arrange for delivery of these products to occur at our feed mill operations throughout the United States. We purchase vitamins and minerals from multiple vendors, including vitamin, pharmaceutical and chemical companies.

     Customers. Our customers primarily include large commercial corporations, local cooperatives, private feed dealers and individual producers. In the case of local cooperatives, the cooperative either uses these products in their own feed manufacturing operations or resells them to their customers. Our customers purchase our animal feed products for a variety of reasons, including our ability to provide products that fulfill some or all of their animals nutritional needs, our knowledge of animal nutrition, our ability to maintain quality control and our available capacity.

     Research and Development. Our animal feed research and development focuses on enhancing animal performance, productive capacity and early stage development. Additionally, we dedicate significant resources to developing proprietary formulas that allow us to offer our commercial customers alternative feed formulations using lower cost ingredients. We employ 89 people in various animal feed research and development functions at our research and development facilities. In 2003, we spent $9.7 million on research and development.

     Competition. The animal feed industry is highly fragmented. Our competitors consist of many small local manufacturers, several regional manufacturers and a limited number of national manufacturers. The available market for commercial feed may become smaller and competition may increase as meat processors and livestock producers become larger and integrate their business by acquiring or constructing their own feed production facilities. In addition, purchasers of commercial feed tend to select products based on price and performance and some of our feed products are purchased from other third parties. As a result of these factors, the barriers to entry in the feed industry are low. Distribution for lifestyle feed is also consolidating as major national chain retailers enter this market. We believe we distinguish ourselves from our competitors through our high-performance, value- added products, which we research, develop and distribute on a national basis. Our brands, Purina, Chow and the "Checkerboard" Nine Square logo, provide us with a competitive advantage, as they are well-recognized, national brands for lifestyle animal feed. We also compete on the basis of service by providing training programs, using animal nutritionists with advanced technical qualifications to consult with local member cooperatives, independent dealers and livestock producers and by developing and manufacturing customized products to meet customer needs.

     Governance. We operate our feed business through our Land O'Lakes Farmland Feed joint venture. Prior to the Purina Mills acquisition in October, 2001 we owned 73.7% of the joint venture. After the Purina Mills acquisition, we contributed all of the equity interest in Purina Mills to Land O'Lakes Farmland Feed. As a result, our ownership of Land O'Lakes Farmland Feed increased to 92.0%. We manage Land O'Lakes Farmland Feed's day-to-day operations, and it is governed by a five member board of managers. We have the right to appoint three members to the board and Farmland Industries has the right to appoint two members to the board. According to the terms of the Land O'Lakes Farmland Feed operating agreement, actions of the board of managers require a majority vote. Certain items require unanimous approval of the board of managers, including (1) materially changing the scope of the business of the joint venture; (2) electing to dissolve the joint venture; (3) selling all or substantially all of its assets or significant assets; (4) requiring additional capital contributions;
(5) authorizing cash distributions of earnings; (6) changing income tax elections or changing accounting practices to the extent they have a material impact on Farmland Industries; (7) reducing the number of meetings of the members committee to less than four per calendar year; (8) amending the management services agreement with Land O'Lakes; and (9) adopting annual budgets and business plans or any material amendments thereto.

     Pursuant to the Land O'Lakes Farmland Feed operating agreement, we have a one-time option to purchase Farmland Industries' interest in the joint venture at a price to be determined by negotiation or appraisal. The option period runs from September 1, 2003 to September 1, 2005. Farmland Industries may reject our request to exercise our option; however, if Farmland Industries rejects our request, the voting rights on the board will be allocated based upon Land O'Lakes and Farmland Industries financial interests in Land O'Lakes Farmland Feed, and the number of actions requiring unanimous consent of the board will be limited to items (2),(4),(5),(6) and (8) above as well as any action that affects one member or the other or any distribution which is not proportionate to a member's ownership interest.

  SEED

     Overview. We sell seed for a variety of crops, including alfalfa, soybeans, corn and forage and turf grasses, under our CROPLAN GENETICS brand. We also distribute certain crop seed products under third-party brands, including Northrop King, Asgrow and Dekalb, and under private labels. We distribute our seed products through our network of local member cooperatives, to other seed companies, to retail distribution outlets and under private labels. We have strategic relationships with Syngenta and Monsanto, two crop seed producers in the United States, to which we provide distribution and research and development services.

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

     Sales, Marketing and Advertising. We have a sales force of approximately 150 employees who promote the sale of our seed products throughout the country, particularly in the Midwest. Our sales and marketing strategy is built upon the relationships we have established with our local member cooperatives and our ability to purchase and distribute quality seed products at a low cost. We market our crop seed products under our brand name CROPLAN GENETICS. We also distribute certain crop seed products under third-party brands, including Northrop King, Asgrow and DeKalb, and under private labels. We engage in a limited amount of advertising, primarily utilizing marketing brochures and field signs. We are a leader in online customer communications and order processing. We also participate in the Total Farm Solutions program with our affiliate, Agriliance. Through this program, trained agronomists are placed at local cooperatives to provide advisory services regarding crop seed and agronomy products. We do not have any long-term commitments associated with this program.

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

     Supply and Production. Our alfalfa, soybeans, corn and forage and turf grass seed are produced to our specifications and under our supervision on farms owned by us and by geographically diverse third-party producers. We maintain a significant inventory of corn and alfalfa seed products in order to mitigate negative effects caused by weather or pests. Our alfalfa and corn seed products can be stored for up to four years after harvesting. Our crop seed segment has foreign operations in Argentina and Canada.

     Customers. We sell our seed products to over 6,500 customers, none of which represented more than 3% of our crop seed net sales in 2003. Our customers consist primarily of our local member cooperatives and other seed companies across the United States and internationally. Our customer base also includes retail distribution outlets.

     Research and Development. We focus our research efforts on crop seed products for which we have a significant market position, particularly alfalfa seed. We also work with other seed companies to jointly develop beneficial crop seed traits. In 2003, we spent $5.4 million on crop seed research and development. As of December 31, 2003, we employed 19 individuals in research and development capacities and had four research and development facilities.

     Competition. Our competitors include Pioneer, Monsanto and Syngenta as well as many small niche seed companies. We differentiate our seed business by supplying a branded, technologically advanced, high quality product, and by providing farmers with access to agronomists through our joint Total Farm Solutions program with Agriliance. These services are increasingly important as the seed industry becomes more dependent upon biotechnology and crop production becomes more sophisticated. Due to the added cost involved, our competitors, with the exception of Pioneer, generally do not provide such services. We can provide these services at a relatively low cost because we often share the costs of an agronomist with Agriliance or with a local cooperative.

  SWINE

     We market feeder pigs (approximately 45 pounds) and mature market hogs (approximately 260 pounds) under three primary programs: swine aligned, farrow-to-finish and cost plus. Under the swine aligned program, we own sows and raise feeder pigs for sale to our local member cooperatives. Under the farrow-to-finish program, we raise market hogs for sale to pork processors. The cost plus program provides minimum price floors to producers for market hogs. The price floor fluctuates based on the cost of corn and soybean meal. There are 60,000 hogs remaining in the cost plus program. The majority of the remaining contracts will expire in 2004 and the last cost plus contracts will expire in August 2005. We are not entering into new cost plus contracts.

     We own approximately 64,000 sows producing approximately 623,000 feeder pigs and 568,000 market hogs annually at facilities we own or lease and at facilities owned by approximately 128 contract producers. The dramatic volatility in the live hog market in the past several years, where selling prices were well below cost, resulted in our swine operations generating losses primarily in connection with our cost plus and our farrow-to-finish programs. In 2003, however, the average price per hundred weight for market hogs was $40.59 compared to $35.86 in 2002.

     Historically, Purina Mills reported results of its swine business together with its feed business. Accordingly, the portion of our swine business which we acquired from Purina Mills in October 2001 is reported within our feed segment. We operate this portion of our swine business under the pass-through program and the market risk sharing program. Under the pass-through program, we enter into commitments to purchase weanling and feeder pigs from producers and generally have commitments to immediately resell the animals to swine producers. The market risk sharing program provides minimum price floors to producers for market hogs. The price floor in our market risk sharing program floats with the market price of hogs and the cost of swine feed. For a discussion of our swine accounting and results see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation."

  AGRONOMY

     Our agronomy segment consists solely of joint ventures and investments that are not consolidated in our financial results. The two most significant of these are Agriliance and CF Industries. As a result, our agronomy segment has no net sales, but we allocate overhead to selling and administrative expense and may recognize patronage as a reduction in cost of sales. Additional information regarding Agriliance is provided below under the caption in "Item 1.
Business -- Joint Ventures and Investments -- Agriliance LLC". For a discussion of our agronomy accounting and results see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

  LAYERS

     Our layers segment consists solely of our MoArk, LLC ("MoArk") joint venture, which was consolidated in our financial statements beginning July, 1 2003. Additional information regarding MoArk is provided in "Item 1.
Business -- Joint Ventures and Investments -- MoArk LLC". For a discussion of our layers segment accounting and results see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

  OTHER

     We also operate various other wholly-owned businesses such as LOL Finance Co., which provides financing to farmers and livestock producers.

JOINT VENTURES AND INVESTMENTS

     Other than Cheese and Protein International LLC ("CPI") and MoArk, each of which is a consolidated subsidiary, the joint ventures and investments described below are unconsolidated.

  AGRILIANCE LLC

     Agriliance, a 50/50 joint venture with United Country Brands (owned by CHS, Inc. and Farmland Industries, Inc.) was formed for the purposes of distributing and manufacturing agronomy products. Prior to the contribution of our agronomy assets to Agriliance in July 2000, the financial results of these assets were consolidated for financial reporting purposes.

     Products. Agriliance markets and sells two primary product lines: crop nutrients (including fertilizers and micronutrients) and crop protection products (including herbicides, pesticides, fungicides and adjuvants). For Agriliance's fiscal year ended August 31, 2003, approximately 89% of these products were manufactured by third-party suppliers and marketed under the suppliers' brand names. The remaining 11% was either manufactured by Agriliance or by a third-party supplier and marketed under the brand names AgriSolutions(for herbicides, pesticides and related products) and Origin (for micronutrients).

     Sales and Marketing. Agriliance has an internal sales force of approximately 140 employees. Agriliance's sales and marketing efforts serve the entire United States and focus on areas in the Midwest, the Southeast, and the eastern Corn Belt. Agriliance's strategy is built upon strong relationships with local cooperatives and Agriliance's ability to purchase and distribute quality agronomy products at a low cost.

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

     Production, Source of Supply and Raw Materials. Agriliance operates primarily as a wholesale distributor of products purchased from other manufacturers. Agriliance's primary suppliers of crop protection products are Syngenta, Monsanto, BASF, Dow Chemical, DuPont and Bayer. Agriliance enters into annual distribution agreements with these manufacturers. However, Agriliance manufactures approximately 9% of its proprietary crop protection products. Agriliance's production facilities are located in Iowa, Arkansas and Missouri. Agriliance procures approximately 32% of its fertilizer needs from CF Industries, of which we are a member. Agriliance sources its remaining fertilizer supply needs from a variety of suppliers including PCS, IMC, Terra Nitrogen, Koch and Agrium. Agriliance also produces micronutrient products. In 2003, approximately 45% of Agriliance's agronomy products were sourced from three suppliers.

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

     Competition. Agriliance's primary competitors are national crop nutrient distributors, such as Cargill, IMC, PCS, Agrium and Royster Clark, and national crop protection product distributors, such as Helena and Wilbur-Ellis, as well as smaller regional brokers and distributors. The wholesale agronomy industry is consolidating as distributors attempt to expand their distribution capabilities and efficiencies. Wholesale agronomy customers tend to purchase products based upon a distributor's ability to provide ready access to product at critical times prior to and during the growing season. In addition, certain customers purchase on the basis of price. We believe Agriliance distinguishes itself from its competitors as a result of its distribution network, which enables it to efficiently distribute product to customers. In addition, Agriliance provides access to trained agronomists who give advice to farmers on both agronomy and crop seed products to optimize their crop production.

     Governance. Agriliance is managed by a four member board of managers. We and United Country Brands, each with 50% ownership positions, have the right to appoint two of the managers. Certain actions require the unanimous approval of the board, including (1) adopting or amending the annual business plan; (2) distributing products produced by Agriliance to anyone other than the members or patrons of Agriliance's members; (3) approving capital expenditures related to the expansion of Agriliance's production capabilities, purchasing additional inventory or changing the types of products produced by Agriliance; (4) incurring indebtedness other than in the ordinary course of business; (5) appointing, replacing, or discharging an executive officer; (6) making distributions to members; and (7) changing income tax or special accounting elections. Pursuant to the terms of Agriliance's operating agreement, Land O'Lakes, CHS, Inc. and Farmland Industries have each agreed to refrain from directly or indirectly engaging in the wholesale marketing of fertilizer and agricultural chemicals in North America, except through Agriliance, for so long as they, or an entity in which they are a material owner, remain a member of Agriliance, and for a period of four years following termination of their membership.

  CHEESE AND PROTEIN INTERNATIONAL LLC

     Cheese and Protein International LLC ("CPI"), our 96.1% owned consolidated joint venture with a subsidiary of Mitsui & Co. (USA), consists of a mozzarella cheese and whey plant in Tulare, California. Commercial production commenced in May 2002. We are party to a marketing agreement with Mitsui and CPI which gives us the right to distribute the products produced by the venture in North America and Central America and gives Mitsui the right to distribute the whey outside of North America and Central America.

The purchase price for all products will be based upon the market prices for such product. We have also contracted with CPI to provide no less than 70% of their milk requirements at prices based upon market prices for milk. In addition, we have agreed to purchase no less than 70% of CPI's estimated production of mozzarella cheese, based upon market prices. This venture is governed by an eight member committee. We have the right to appoint seven members to the committee. The remaining member is appointed by our joint venture partner. On November 25, 2002, Mitsui provided notice of its intent to exercise a put option which, if exercised, would have required us to purchase its then 30% equity interest in CPI. Before the exercise date, however, Mitsui elected to maintain a 5% ownership stake and we purchased the remaining 25%. In June 2003, we entered into an agreement which provides for Mitsui's continued participation in CPI. Under the agreement, Mitsui contributed an additional $1.4 million to the venture in cash. Mitsui's participation interest as of December 31, 2003 was approximately 3.9% due to our additional cash contributions to CPI. Under the current agreement, Mitsui has the option to either contribute additional equity for the Phase II installation to maintain its percentage interest or to allow its percentage interest to be diluted. We expect that there will likely be no further equity contributions from Mitsui. Mitsui will not have significant control of the joint venture going forward, but will retain a put option for its remaining interest which can be exercised beginning on December 31, 2004 and which takes effect up to nine months following notice of exercise. The put option allows Mitsui to sell its entire remaining interest to us at original cost, with no interest thereon. This equates to $3.2 million plus any future equity contributions which Mitsui may make. Mitsui may exercise the option earlier, but only if certain specified actions are deliberately taken by CPI or Land O'Lakes to Mitsui's material disadvantage. We do not expect that such a scenario will occur. However, if we acquire Mitsui's remaining equity interest, and if we do not replace Mitsui with another partner, CPI would become a restricted subsidiary under the senior bank facilities. As a restricted subsidiary under the senior bank facilities, CPI's on-balance sheet debt and income or loss would be included in the covenant calculations for our senior bank facilities. Further, as a restricted subsidiary, CPI would be required to guarantee our senior bank facilities, the 8 3/4% senior unsecured notes and the 9% senior secured notes. However, for as long as CPI remains non-wholly owned, it will continue to be unrestricted for purposes of the senior bank facilities, and will not be required to guarantee the senior bank facilities, the senior unsecured notes or the senior secured notes.

  MOARK LLC

     In January 2000, we formed MoArk LLC, a joint venture of which we currently own 57.5% with Osborne Investments, LLC, to produce and market eggs and egg products. We increased our ownership percentage from 50% to 57.5% in February 2003 in exchange for a payment of $7.8 million to Osborne, but maintained our 50% voting rights. We have the right to purchase from Osborne (and Osborne has the right to cause us to buy from them) its interest in MoArk for a minimum purchase price of $42.2 million (adjusted for tax benefits received by Osborne and purchase price already paid) or a greater amount based upon MoArk's performance over time. These rights are exercisable in 2007. Although Osborne has a 42.5% interest in MoArk, since October 1, 2001 we have been allocated 100% of the income or loss of MoArk (other than on capital transactions involving realized gain or loss on intangible assets, which are allocated 50/50). In accordance with the provisions of Financial Accounting Standards Board Interpretation 46, effective July 1, 2003, we began consolidating MoArk into our financial statements. In addition to consolidating MoArk, we presumed for accounting purposes that we will acquire the remaining 42.5% of MoArk from Osborne in 2007. Effective July 1, 2003, the Company recorded this presumed $42.2 million payment as a long-term liability at a present value of $31.6 million using an effective interest rate of 7%. As a result, we do not record a minority interest in MoArk in our financial statements. Additionally, MoArk is obligated to make four guaranteed payments to Osborne in 2004, 2005, 2006 and 2007, each in the amount of $1,445,000.

     Products. MoArk produces and markets shell eggs and egg products that are sold at retail and wholesale for consumer and industrial use throughout the United States. MoArk markets and processes eggs from approximately 26 million layers (hens) which produce approximately 520 million dozen eggs annually. Approximately 50% of the eggs and egg products marketed are produced by layers owned by MoArk. The remaining 50% are purchased on the spot market or from third-party producers. Shell eggs represent approximately 78% of eggs MoArk sells annually, and the balance are broken for use in egg products such as refrigerated liquid, frozen, dried and extended shelf life liquid. MoArk recently launched a high quality, all natural shell egg product marketed under the LAND O LAKES brand name in a Northeast market. Through MoArk's acquisition of Cutler Egg Products in April 2001, MoArk acquired a patented process that extends the shelf life of a refrigerated liquid egg product utilizing an ultra-pasteurization process.

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

     Governance. We are entitled to appoint three managers to the board of managers of MoArk, and Osborne has the right to appoint the remaining three managers until its governance interest has been transferred to us. According to the terms of MoArk's operating agreement, two managers elected by us and two managers elected by Osborne constitute a quorum. Actions of the board of managers require a unanimous vote of a quorum of the board of managers. MoArk is required to maintain at all times a net worth in excess of $40.0 million. If MoArk's net worth were to decline below $40.0 million, we would be required to contribute the necessary funds in order to maintain the $40.0 million net worth. As of December 31, 2003, MoArk's net worth was approximately $116.6 million. In the event we decide to sell or transfer any or part of our economic and governance interest in MoArk, including our right to cause the transfer of the governance interest owned by Osborne, we must first offer to sell or transfer to Osborne all of the rights and interests to be sold or transferred at a similar price and under similar material terms and conditions.

  ADVANCED FOOD PRODUCTS, LLC

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

  CF INDUSTRIES, INC.

     CF Industries is one of North America's largest interregional cooperatives, and is owned by eight cooperatives. CF Industries manufactures fertilizer products, which are distributed by its members or their affiliates. CF Industries has manufacturing facilities in Louisiana, Florida and Alberta, Canada. For the year ended December 31, 2003, CF Industries generated $1,287.3 million in net sales. As of December 31, 2003, our equity interest in CF Industries, which represents allocated but unpaid patronage, had a book value of approximately $250 million. For the year ended December 31, 2003, our percentage of ownership of allocated equity of CF Industries was 38%. Each of the members has the right to elect one director to the board of directors. The day-to-day operations of the cooperative are managed by the officers of CF Industries who are elected by its board of directors.

  COBANK

     CoBank is a cooperative lender of which we are a member. Our equity interest in CoBank and the amount of patronage we receive is dependent upon our outstanding borrowings from CoBank. As of December 31, 2003, our investment in CoBank had a book value of $18.6 million.

  AG PROCESSING INC.

     Ag Processing Inc is a cooperative that produces soybean meal and soybean oil. As a member of Ag Processing Inc, we are entitled to patronage based upon our purchases of these products. We use soybean meal as an ingredient in our feed products. Soybean oil is an ingredient used to produce our dairy spread products.

DESCRIPTION OF THE COOPERATIVE

     Land O'Lakes is incorporated in Minnesota as a cooperative corporation. Cooperatives resemble traditional corporations in most respects, but with two primary distinctions. First, a cooperative's common shareholders, its "members", supply the cooperative with raw materials, and/or purchase its goods and services. Second, to the extent a cooperative allocates its earnings from member business to its members and meets certain other requirements, it is allowed to deduct this "patronage income," known as "qualified" patronage income, from its taxable income. Patronage income is allocated in accordance with the amount of business each member conducts with the cooperative.

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

     All of our members must acquire stock and comply with uniform conditions prescribed by our board of directors and by-laws. The board of directors may terminate a membership if it determines that the member has failed to adequately patronize us or has become our competitor.

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

  EARNINGS

     As described above, we divide our earnings between member and non-member business and then allocate member earnings to dairy foods operations or agricultural operations (primarily our feed, seed and agronomy segments). For our dairy foods operations, the amount of member business is based on the amount of dairy products supplied to us by our dairy members. In 2003, 70.6% of our dairy input requirements came from our dairy members. For our agricultural operations, the amount of member business is based on the dollar-amount of products sold to our agricultural members. In 2003, 34.7% of our agricultural product net sales, and 36.0% of our agricultural operating income, was derived from sales to agricultural members.

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

     In 2002, we did not allocate any of our earnings to dairy members. For 2003, we allocated $9.4 million of our earnings to our dairy members, with $2.4 million of this amount to be paid in cash in 2004. We also revolved $16.9 million of equities to dairy members in 2003.

     In the Revolvement Program for our agricultural businesses, we currently distribute 30% of allocated patronage income in cash and retain and allocate the remaining 70% to member equity. This equity is currently revolved 12 1/2 years later. Both the amount distributed in cash and the revolvement period are subject to change by our board. For 2002, we allocated $97.9 million of our member earnings to our agricultural members. Of this amount, $4.2 million was paid in cash in 2003, $9.7 million was designated and issued as qualified patronage equities, and $84.0 million was designated and issued as nonqualified patronage equities in connection with legal settlement proceeds. We paid income tax on the amount designated as nonqualified patronage, however, we will be able to deduct these earnings from our taxable income if we choose to revolve the earnings to our members in the future. Revolvement of the equity representing this nonqualified patronage income is also subject to board approval. In 2003, 2002 and 2001 our board suspended revolvement of agriculture member equities. In 2003, we allocated $30.7 million of our member earnings to our agricultural members, with $9.2 million of this to be paid in cash in 2004.

     Our estate redemption policy provides that we will redeem equity holdings of deceased natural persons upon the demise of the owner. The Company's age retirement policy provides that we will redeem in full equity holdings of dairy members who are natural persons when the member reaches age 75 or older and becomes inactive. Subject to various requirements, we may redeem the equity holdings of members in bankruptcy or liquidation. All proposed equity redemptions must be presented to, and are subject to the approval of, our board of directors before payment. In connection with these programs, we redeemed $3.3 million in 2003.

EMPLOYEES

     At March 1, 2004, we had approximately 8,000 employees, approximately 26% of whom were represented by unions having national affiliations. Our contracts with these unions expire at various times throughout the next several years, with the last contract expiring on January 1, 2005. We consider our relationship with employees to be generally satisfactory. We have had no labor strikes or work stoppages within the last five years.

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

     We own a number of registered and unregistered trademarks used in connection with the marketing and sale of our food products as well as our feed and seed products including LAND O LAKES, the Indian Maiden logo, Alpine Lace, New Yorker, Extra Melt, CROPLAN GENETICS, Maxi Care, Amplifier Max, Cow's Matchand Omolene. Land O'Lakes Farmland Feed licenses certain trademarks from Land O'Lakes, including LAND O LAKES, the Indian Maiden logo, Maxi Care, Cow's Matchand Amplifier Max, for use in connection with its animal feed and milk replacer products. We license the trademarks Purina, Chow and the "Checkerboard" Nine Square logo from Nestle Purina PetCare Company under a perpetual, royalty-free license. This license only gives us the right to use these trademarks for particular products that we currently market with these trademarks. We do not have the right to use these trademarks outside of the United States, or in conjunction with any products designed primarily for use with cats, dogs or humans. We do not have the right to assign any of these trademarks without the written consent of Nestle Purina PetCare Company. These trademarks are important to us and Land O'Lakes Farmland Feed because brand name recognition is a key factor to Land O'Lakes Farmland Feed's success in marketing and selling its products. The registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner, or our licensees, where applicable, comply with all pertinent renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods.

     In 2002, we expanded our licensing agreement with Dean Foods. Under the expanded agreement, Dean Foods is granted exclusive rights to use the LAND O LAKES brand and the Indian Maiden logo in connection with the manufacturing, marketing, promotion, distribution and sale of certain products, including, but not limited to, basic dairy products (milk, yogurt, cottage cheese, ice cream, eggnog, juices and dips), creams, small bottle milk, infant formula products and soy beverage products. Dean Foods is also granted the right to use the Company's patented Grip 'n Go bottle and the Company's formula to fat-free half & half. With respect to the basic dairy products and the small bottle milk, the license is granted on a royalty-free basis. With respect to the remaining products covered by the license agreement, Dean Foods pays a sales-based royalty, subject to a guaranteed minimum annual royalty payment. In addition, the license agreement is terminable by either party in the event that certain minimum thresholds are not met on an annual basis.

     We have patented formulations and processes for our milk replacer products. Our two principal milk replacer patents expire in April 2015 and April 2020.

     We have also entered into other license agreements with other affiliated and unaffiliated companies, such as MoArk, which permit these companies to utilize our trademarks in connection with the marketing and sale of certain products.

ENVIRONMENTAL MATTERS

     We are subject to various Federal, state, local, and foreign environmental laws and regulations, including those governing discharges of pollutants into the air or water and the use, storage and disposal of hazardous materials or wastes. Violations of these laws and regulations, or of the permits required for our operations, may lead to civil and criminal fines and penalties or other sanctions. For example, we are currently exceeding certain wastewater discharge limitations at one of our new facilities in California and, as a result, have paid repeated penalties or surcharges, to the City of Tulare. Approximately $1.0 million has been paid to the City of Tulare since the first notice of violation was received in March 2003, typically in surcharge amounts of $30,000 to $40,000 per month. We estimate that we will have expenditures of $400,000 to $800,000 relating to engineering controls needed to achieve compliance with the applicable limits, and we will incur an additional $180,000 in surcharges before this issue is corrected.

     Environmental laws and regulations may also impose liability for the cleanup of environmental contamination. We generate large volumes of waste water, we use regulated substances in operating our manufacturing equipment, and we use and store other chemicals on site (including acids, caustics, fuels, oils and refrigeration chemicals). Agriliance stores petroleum products and other chemicals on-site (including fertilizers, pesticides and herbicides). Spills or releases resulting in significant contamination, or changes in environmental regulations governing the handling or disposal of these materials, could result in us incurring significant costs that could have an impact on our business, financial condition or results of operations.

     Many of our current and former facilities have been in operation for many years, and over time, we and other operators of those facilities have generated, used, stored, or disposed of substances or wastes that are or might be deemed hazardous under applicable environmental laws, including chemicals and fuel stored in underground and above-ground tanks, animal wastes and large volumes of wastewater discharges. As a result, the soil and groundwater at or under certain of our current and former facilities (and/or in the vicinity of such facilities) is or may be contaminated, and we may be required in the future to make significant expenditures to investigate, control and remediate such contamination.

     We are also potentially responsible for environmental conditions at a number of former facilities and at waste disposal facilities operated by third parties. We have been identified as a Potentially Responsible Party ("PRP") under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" or "Superfund") or similar state laws and have unresolved liability with respect to the past disposal of hazardous substances at several such sites. CERCLA imposes strict, joint and several liability on certain statutory classes of persons, meaning that one party may be held responsible for the entire cost of investigating and remediating contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owners or operators of a contaminated property, and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at the property. We have contested our liability at one Superfund site, as to which we have declined to pay past response costs associated with ongoing site study, and we have received a notice of potential liability regarding two other waste disposal sites under investigation by the EPA, as to which we are disputing our responsibility.

     We have, on average, paid less than $500,000 in each of the last five years for investigation and remediation of environmental matters, including Superfund and related matters. Expenditures for such activities could rise materially if substantial additional contamination is discovered at any of our current or former facilities or if other PRPs fail or refuse to participate in cost sharing at any Superfund site, or similar disposal site, at which we are implicated.

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

     Federal and certain similar state regulations attempt to ensure that the supply of raw milk flows in priority to fluid milk and soft cream producers before producers of hard products such as cheese and butter. This is accomplished in two ways. First, the Federal market order system sets minimum prices for raw milk. The minimum price of raw milk for use in fluid milk and soft cream production is set as a premium to the minimum price of raw milk used to produce hard products. The minimum price of raw milk used to produce hard products is, in turn, set based upon USDA survey data which includes market pricing of butter and cheese. Second, the Federal market order system establishes a pooling program under which participants are required to send at least some of their raw milk to fluid milk producers. The specific amount varies based on region, but is at least 10% of the raw milk a participant handles. Certain areas in the country, such as California, have adopted systems which supersede the Federal market order system but are similar to it. In addition, because the Federal market order system is not intended as an exclusive regulation of the price of raw milk, certain states have, and others could, adopt regulations which could increase the price we pay for raw milk, which could have an adverse effect on our financial results. We also pay a premium above the market order price based on competitive conditions in different regions.

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

ITEM 2.  PROPERTIES.

     We own the land underlying our corporate headquarters in Arden Hills, Minnesota and lease the buildings. Our corporate headquarters, consisting of a main office building and a research and development facility, has an aggregate of approximately 275,000 gross square feet. In addition, we own offices, manufacturing plants, storage warehouses and facilities for use in our various business segments. Thirty-two of our owned properties are mortgaged to secure our indebtedness. The following table provides summary information about our principal facilities:

                                 TOTAL NUMBER    TOTAL NUMBER
                                 OF FACILITIES   OF FACILITIES
BUSINESS SEGMENT                     OWNED          LEASED            REGIONAL LOCATION OF FACILITIES
----------------                 -------------   -------------        -------------------------------
Dairy Foods....................       13(1)           10              Midwest(2) -- 14
                                                                      West(3) -- 4
                                                                      East(4) -- 2
                                                                      South(5) -- 3
Animal Feed....................       95(6)           59              Midwest -- 85
                                                                      West -- 38
                                                                      East -- 9
                                                                      South -- 22
Crop Seed......................       16(7)           10              Midwest -- 15
                                                                      West -- 10
                                                                      East -- 1
Swine..........................        6               1              Midwest -- 7
Agronomy.......................        5               0              Midwest -- 5
Layers.........................       22              61              Midwest -- 20
                                                                      West -- 47
                                                                      East -- 13
                                                                      South -- 3

---------------

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

(6) Includes 15 closed facilities and one research and development facility.

(7) Includes 2 closed facilities.

     We do not believe that we will have difficulty in renewing the leases we currently have or in finding alternative space in the event those leases are not renewed. We consider our properties suitable and adequate for the conduct of our business.

ITEM 3.  LEGAL PROCEEDINGS.

     We are currently and from time to time involved in litigation incidental to the conduct of our business. The damages claimed against us in some of these cases are substantial. On February 24, 2004, Cache La Poudre Feeds, LLC ("Cache") filed a lawsuit in the United States District Court for the District of Colorado against the Company, Land O'Lakes Farmland Feed LLC and certain named individuals thereof claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. Cache seeks damages of at least $132.8 million, which, it claims, is the amount the named entities generated in gains, profits and advantages from using the Profile trade name. In response to Cache's complaint, the Company denied any wrongdoing and pursued certain counterclaims against Cache relating to, among other things, trademark infringement, and other claims against Cache for, among other things, defamation and libel. In addition, the Company believes that Cache's calculation of the Company's gains, profits and advantages allegedly generated from the use of the Profile trade name were grossly overstated. The Company believes that sales revenue generated from the sale of products carrying the Profile trade name are immaterial. Although the amount of any loss that may result from this matter cannot be ascertained with certainty, we do not currently believe that it will result in a loss material to our consolidated financial condition, future results of operations or cash flow.

     In 2003, several lawsuits were filed against the Company by Ohio alpaca producers in which it is alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers' alpacas. It is possible that additional lawsuits or claims relating to this matter could be brought against the Company. Although the amount of any loss that may result from these matters cannot be ascertained with certainty, we do not currently believe that, in the aggregate, they will result in losses material to our consolidated financial condition, future results of operations or cash flow.

     In December 2002, we reached settlements with defendants against whom we claimed had illegally fixed the prices for various vitamin and methionine products we purchased. As a result of the settlements, we received proceeds of approximately $119.5 million in 2003. In February 2004, we received an additional $4.5 million of proceeds. When combined with the settlement proceeds received from similar claims settled since the commencement of these actions, we have received cumulatively approximately $188 million from the settling defendants. These claims that have been settled represent the vast majority of our vitamin and methionine purchases.

     In a letter dated January 18, 2001, we were identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for clean-up costs in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited us to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the site and also demanded that we reimburse the EPA approximately $8.9 million for remediation expenses already incurred at the site. In March 2001, we responded to the EPA denying any responsibility. No further communication has been received from the EPA.

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

          (2) the right of any holder of common stock to receive patronage income depends on the quantity and value of the business the member conducts with us (See "Item 1. Business -- Description of the Cooperative -- Patronage Income and Equity");

          (3) the class of common stock issued to a member depends on whether the member is a cooperative or individual member and whether the member is a "dairy member" or "ag member" (See "Item 1. Business -- Description of the Cooperative -- Our Structure and Membership");

          (4) we may redeem holdings of members under certain circumstances upon the approval of our board of directors (See "Item 1.
     Business -- Description of the Cooperative -- Patronage Income and Equity"); and

          (5) our board of directors may terminate a membership if it determines that the member has failed to adequately patronize us or has become our competitor (See "Item 1. Business -- Description of the Cooperative -- Our Structure and Membership").

     As of December 31, 2003, there are approximately 1,094 holders of Class A common stock, 4,914 holders of Class B common stock, 190 holders of Class C common stock and 1,142 holders of Class D common stock.

     On December 23, 2003, we issued $175.0 million of 9% Senior Secured Notes due December 15, 2010 (the Senior Notes). We sold the Senior Notes for cash to an initial purchaser in a transaction exempt from registration pursuant to
Section 4(2) of the Securities Act. Subsequently, the initial purchaser sold the Senior Notes to qualified institutional buyers (as defined in the rules promulgated under the Securities Act) in transactions exempt from registration pursuant to Rule 144A and Regulation S of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

     The historical consolidated financial information presented below has been derived from the Land O'Lakes consolidated financial statements for the periods indicated. They should be read together with the audited consolidated financial statements of Land O'Lakes and the related notes included elsewhere in the Annual Report on Form 10-K. You should read the selected consolidated historical financial information along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in this Annual Report on Form 10-K.

                                                           YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               2003       2002       2001       2000     1999(4)
                                             --------   --------   --------   --------   --------
                                                               ($ IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales..................................  $6,320.5   $5,846.8   $5,864.8   $5,672.8   $5,615.8
Cost of sales..............................   5,735.3    5,350.4    5,378.6    5,146.1    5,100.4
                                             --------   --------   --------   --------   --------
Gross profit...............................     585.2      496.4      486.2      526.7      515.4
Selling, general and administrative........     468.3      470.6      382.3      391.7      507.7
Restructuring and impairment charges(1)....       7.5       31.4        3.7       54.2        3.9
                                             --------   --------   --------   --------   --------
  Earnings (loss) from operations..........     109.4       (5.6)     100.2       80.8        3.8
Interest expense, net......................      82.9       78.7       55.7       52.4       44.7
Gain on legal settlements(2)...............     (22.8)    (155.5)      (3.0)        --         --
Other (income) expense, net(3).............      (1.6)      (8.2)      23.1      (95.8)     (55.0)
Equity in (earnings) loss of affiliated
  companies................................     (57.1)     (22.7)     (48.6)      35.6       (7.3)
Minority interest in earnings (loss) of
  subsidiaries.............................       6.4        5.4        6.9       (1.4)      (0.1)
                                             --------   --------   --------   --------   --------
  Earnings before income taxes.............     101.6       96.7       66.1       90.0       21.5
Income tax expense (benefit)...............      18.1       (2.2)      (5.4)     (12.9)       0.1
                                             --------   --------   --------   --------   --------
  Net earnings.............................  $   83.5   $   98.9   $   71.5   $  102.9   $   21.4
                                             ========   ========   ========   ========   ========
OTHER FINANCIAL DATA:
Depreciation and amortization..............  $  120.8   $  106.8   $   97.3   $   83.6   $   81.7
Capital expenditures.......................      74.1       87.4       83.9      104.3      109.3
Cash patronage paid to members(5)..........       4.2       20.2       30.7       10.6       20.0
Equity revolvement paid to members(6)......      20.2       17.7       16.2       43.6       28.7
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and short-term investments............  $  110.3   $   64.3   $  130.2   $    4.0   $  197.8
Restricted cash(7).........................      20.1         --         --         --         --
Working capital(8).........................     427.6      395.0      328.8      476.9      464.8
Property, plant and equipment, net.........     624.6      579.9      675.3      467.8      461.8
Property under capital leases, net.........     109.1      105.7         --         --         --
Total assets...............................   3,398.2    3,246.3    3,091.4    2,473.3    2,700.1
Total debt(9)..............................     963.2      959.0    1,010.3      628.8      783.9
Capital securities of trust subsidiary.....     190.7      190.7      190.7      190.7      200.0
Obligations under capital leases...........     110.0      108.3         --         --         --
Minority interests.........................      62.7       53.7       59.8       55.1       14.9
Total equities.............................     896.7      911.5      836.5      805.0      768.8

               See accompanying Notes to Selected Financial Data.

                                                           YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               2003       2002       2001       2000       1999
                                             --------   --------   --------   --------   --------
                                                            (DOLLARS IN MILLIONS)
SELECTED SEGMENT FINANCIAL INFORMATION
DAIRY FOODS
Net sales..................................  $2,969.4   $2,903.1   $3,469.3   $3,098.2   $3,291.1
Earnings (loss) from operations............      28.3      (16.4)      64.8       27.1      (15.2)
Depreciation and amortization..............      43.0       36.8       42.5       42.8       47.4
Capital expenditures.......................      28.2       32.3       37.7       60.3       63.3
ANIMAL FEED(10)(11)(12)
Net sales..................................   2,467.2    2,444.7    1,864.0    1,182.2      931.2
Earnings from operations...................      56.1       41.7       39.0       23.0       21.4
Depreciation and amortization..............      44.9       46.6       31.7       18.6       14.7
Capital expenditures.......................      24.0       26.0       24.9       21.5       17.4
CROP SEED
Net sales..................................     479.3      406.9      413.6      365.5      190.8
Earnings from operations...................      15.0        8.7       10.3       12.7        5.7
Depreciation and amortization..............       2.2        3.0        5.0        5.6        2.7
Capital expenditures.......................       0.5        0.6        2.7        3.5        4.8
SWINE(12)
Net sales..................................      91.2       83.2      109.9      102.0       82.7
(Loss) earnings from operations............      (3.8)     (16.0)       6.0        0.3      (20.4)
Depreciation and amortization..............       3.5        3.8        5.6        6.2        7.9
Capital expenditures.......................       5.1        3.1        7.3        9.6       14.0
AGRONOMY(13)
Net sales..................................        --         --         --      857.0    1,023.3
(Loss) earnings from operations............     (14.0)     (18.9)     (16.5)      22.4       14.2
Depreciation and amortization..............       6.1        6.1        6.3        4.6        3.4
Capital expenditures.......................        --         --         --         --         --
LAYERS(14)
Net sales..................................     317.8         --         --         --         --
Earnings (loss) from operations............      28.5       (2.1)      (0.3)        --         --
Depreciation and amortization..............       6.3        0.9        0.3         --         --
Capital expenditures.......................       3.8         --         --         --         --
OTHER/ELIMINATIONS
Net sales..................................      (4.4)       9.0        8.1       67.9       96.7
Loss from operations.......................      (0.7)      (2.6)      (3.1)      (4.7)      (1.9)
Depreciation and amortization..............      14.8        9.6        5.9        5.8        5.6
Capital expenditures.......................      12.5       25.4       11.3        9.4        9.8

               See accompanying Notes to Selected Financial Data.

                        NOTES TO SELECTED FINANCIAL DATA

 (1) The following table summarizes restructuring and impairment charges (reversals):

                                                      YEARS ENDED DECEMBER 31,
                                                 -----------------------------------
                                                 2003   2002    2001    2000    1999
                                                 ----   -----   -----   -----   ----
Restructuring charges (reversals)..............  $3.5   $13.2   $(4.1)  $ 9.7   $ --
Impairment of assets...........................   4.0    18.2     7.8    44.5    3.9
                                                 ----   -----   -----   -----   ----
  Total........................................  $7.5   $31.4   $ 3.7   $54.2   $3.9
                                                 ====   =====   =====   =====   ====

     The restructuring charges of $3.5 million, $13.2 million, reversal of ($4.1) million and charge of $9.7 million for the years ended December 31, 2003, 2002, 2001 and 2000, respectively, primarily resulted from Land O'Lakes Farmland Feed initiatives to consolidate facilities and reduce personnel and the closing of manufacturing facilities in the dairy foods segment.

     The impairment charge of $4.0 million in 2003 related to the write-down of various assets to their estimated fair value and goodwill impairments. The impairment charge of $18.2 million in 2002 related to the write-down of certain impaired plant assets in the dairy foods and animal feed segments to their estimated fair value. The impairment charge of $7.8 million in 2001 related to write-downs of a feed operation in Mexico and certain swine assets to their estimated fair value. The impairment charge of $44.5 million in 2000 resulted primarily from a write-down of goodwill related to a previous acquisition in our dairy foods segment. The impairment charge of $3.9 million in 1999 was related to under-utilization of the Land O'Lakes cheese production assets in Poland.

 (2) We recognized gains on legal settlements from product suppliers against whom we alleged certain price-fixing claims of $22.8 million, $155.5 million and $3.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

 (3) The following table summarizes other (income) expense, net:

                                                    YEARS ENDED DECEMBER 31,
                                             ---------------------------------------
                                             2003    2002    2001     2000     1999
                                             -----   -----   -----   ------   ------
(Gain) loss on sale of investments.........  $(0.9)  $ 0.9   $(0.3)  $ (2.4)  $ (0.8)
Gain on divestitures of businesses.........   (0.7)   (4.9)     --    (89.0)   (54.2)
Gain on sale of intangibles................   (0.5)   (4.2)     --       --       --
Loss (gain) on extinguishment of debt......    0.5      --    23.4     (4.4)      --
                                             -----   -----   -----   ------   ------
  Total....................................  $(1.6)  $(8.2)  $23.1   $(95.8)  $(55.0)
                                             =====   =====   =====   ======   ======

 (4) Period results include an inventory write-down of $62.1 million for cheese and butter due to lower of cost or market adjustments.

 (5) Reflects the portion of earnings allocated to members for the prior fiscal year distributed in cash in the current fiscal year.

                                                      YEARS ENDED DECEMBER 31,
                                                ------------------------------------
                                                2003   2002    2001    2000    1999
                                                ----   -----   -----   -----   -----
                                                       (DOLLARS IN MILLIONS)
20% required for tax deduction................  $2.8   $14.1   $28.5   $ 7.0   $15.0
Discretionary.................................   1.4     6.1     2.2     3.6     5.0
                                                ----   -----   -----   -----   -----
  Total.......................................  $4.2   $20.2   $30.7   $10.6   $20.0
                                                ====   =====   =====   =====   =====

 (6) Reflects the distribution of earnings previously allocated to members and not paid out as cash patronage. Includes the distribution of a portion of the equity issued in connection with the acquisition of

     Dairyman's Cooperative Creamery Association and acquisition of certain assets of Countrymark Cooperative.

                                                   YEARS ENDED DECEMBER 31,
                                           -----------------------------------------
                                           2003     2002     2001     2000     1999
                                           -----    -----    -----    -----    -----
                                                     (DOLLARS IN MILLIONS)
Revolvement
  Dairy Foods............................  $18.0    $15.2    $14.0    $13.8    $15.6
  Ag Services............................    2.2(a)   2.5(a)   2.2(a)  29.8     13.1
                                           -----    -----    -----    -----    -----
     Total...............................  $20.2    $17.7    $16.2    $43.6    $28.7
                                           =====    =====    =====    =====    =====

---------------

     (a) Included equity revolvements to deceased members of local cooperatives.

 (7) Cash held in a restricted account required to support the CPI property and equipment lease.

 (8) Working capital is defined as current assets (less cash and short-term investments and restricted cash) minus current liabilities (less notes and short-term obligations, and current maturities of long-term debt and obligations under capital leases).

 (9) Total debt excludes the 7.45% Capital Securities due on March 15, 2028, of our trust subsidiary.

(10) On October 1, 2000, we combined our feed assets with those of Farmland Industries to form Land O'Lakes Farmland Feed. We consolidate the operating activities of Land O'Lakes Farmland Feed.

(11) In October 2001, we acquired Purina Mills, Inc. and since then we have consolidated its operating activities in the feed segment.

(12) Historically, Purina Mills reported results of its swine business together with its feed business. Accordingly, the portion of our swine business which we acquired from Purina Mills is reported in our animal feed segment results for the years ended December 31, 2003, 2002 and 2001.

(13) On July 28, 2000, we contributed all of our revenue generating agronomy assets to Agriliance, a joint venture with United Country Brands and paid $57 million in cash, in exchange for a 50% interest in Agriliance. Beginning July 29, 2000, our share of earnings or losses in Agriliance was reported under the equity method of accounting.

(14) Through June 30, 2003, our layers business, MoArk, was unconsolidated and accounted for under the equity method. Effective July 1, 2003, MoArk was consolidated in our financial statements. Financial statements for periods prior to July 1, 2003 have not been restated.

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

OVERVIEW

  GENERAL

  Segments

     We operate our business predominantly in the United States in six segments: dairy foods, feed, seed, swine, agronomy and layers. We have limited international operations.

     - Our dairy foods segment produces, markets and sells butter, spreads, cheese and other dairy products.

     - We operate our feed segment principally through Land O'Lakes Farmland Feed LLC, our 92% owned joint venture with Farmland Industries, Inc. ("Farmland Industries"). Our feed segment develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives to both commercial and lifestyle customers. The results of the feed business are consolidated in our financial statements and the minority interest is eliminated. As a result of the Purina Mills acquisition in October 2001, feed results now include Purina Mills swine marketing activities since Purina Mills historically reported results of its swine business together with its feed business.

     - Our seed segment sells seed for a variety of crops, including alfalfa, corn, soybeans and forage and turf grasses.

     - Our swine segment produces and markets both young feeder pigs and mature market hogs.

     - Our agronomy segment consists primarily of our 50% ownership in Agriliance, LLC, which is accounted for under the equity method and our 38% interest in CF Industries, Inc. which is accounted for on a cost basis. Agriliance markets and sells two primary products lines: crop protection (including herbicides and pesticides) and crop nutrients (including fertilizer and micronutrients). CF Industries is an inter-regional crop nutrient manufacturing cooperative.

     - Our layers segment consists of our joint venture in MoArk, LLC, which was consolidated as of July 1, 2003. MoArk produces and markets shell eggs and egg products that are sold to retail and wholesale customers for consumer and industrial use throughout the United States.

     - We also derive a portion of revenues and income from other related businesses, which are insignificant to our overall results.

     We allocate corporate administrative expense to all six of our business segments using the following two methodologies: direct usage for services for which we are able to track usage, such as payroll and legal, and invested capital for all other expenses. A majority of these costs is allocated based on direct usage. We allocate these costs to all segments, including segments composed solely of investments and joint ventures.

  Unconsolidated Businesses

     We have investments in certain entities that are not consolidated in our financial statements. In 2003, income from our unconsolidated businesses amounted to $57.1 million, compared to income of $22.7 million in 2002 and $48.6 million in 2001. Our investment in unconsolidated businesses as of December 31, 2003 was $506.6 million, compared to $545.6 million as of December 31, 2002 and $568.1 million as of December 31,

2001. Cash flow from our investment in unconsolidated businesses in 2003 was $39.9 million, compared to $30.4 million in 2002 and $6.0 million in 2001.

     Agriliance and CF Industries constitute the most significant of our investments in unconsolidated businesses, both of which are reflected in our agronomy segment results. Our investment in, and earnings from, Agriliance and CF Industries were as follows as of and for the years ended:

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2003           2002           2001
                                                  ------------   ------------   ------------
                                                                (IN MILLIONS)
AGRILIANCE:
  Investment....................................     $ 92.1         $ 91.6         $ 84.0
  Equity in earnings............................       33.9           25.1           34.2
CF INDUSTRIES:
  Investment....................................     $249.5         $249.5         $248.5
  Patronage income..............................         --             --             --

     In 2003, 2002 and 2001, we received cash distributions of $25.8 million, $17.5 million and $0.0 million, respectively, from Agriliance. We did not receive any cash distributions from CF Industries during these periods.

     Land O'Lakes, CHS, Inc. ("CHS") and Farmland Industries contributed substantially all of their agronomy marketing assets to Agriliance in July 2000. The agronomy marketing operations of Land O'Lakes, CHS and Farmland Industries were previously managed through various operating entities. Land O'Lakes has a 50 percent equity ownership in Agriliance. The other 50 percent ownership interest in Agriliance is owned by United Country Brands (jointly owned by CHS and Farmland Industries). Land O'Lakes provides certain support services to Agriliance at competitive market prices. Agriliance was billed $9.2 million in 2003, $8.3 million in 2002 and $7.1 million in 2001 for the support services. In addition, Land O'Lakes purchases insignificant amounts of product from Agriliance. The fiscal year of Agriliance ends on August 31. Unless otherwise indicated, references to the annual results of Agriliance in this Annual Report on Form 10-K are presented on a calendar year basis to conform to Land O'Lakes' presentation. Agriliance funds its operations from operating cash flows, an initial working capital contribution on formation and borrowings from unaffiliated third parties. As of December 31, 2003, Agriliance had entered into syndicated secured and revolving credit arrangements in an aggregate amount of $285 million and into a $200 million receivables securitization with CoBank. On December 4, 2003, Agriliance restructured its credit arrangements to include a $225 million three-year revolving syndicated credit facility, a three year $200 million receivables securitization with CoBank and sold $100 million of senior secured notes in a private placement. Neither Land O'Lakes nor any of the restricted subsidiaries guarantee these obligations. Land O'Lakes does not have an obligation to contribute additional capital to finance Agriliance's operations. Agriliance's performance reflects the seasonal nature of its business. Most of its annual sales and earnings, which are principally derived from the distribution of crop nutrients and crop protection products manufactured by others, including CF Industries, occur in the second quarter of each calendar year, with off-season losses in the first, third and fourth quarter.

     For the year ended December 31, 2003 net earnings for Agriliance were $68.1 million, up $18.9 million versus 2002. This increase is the result of a $15.7 million increase in earnings from Agro Distribution, LLC, Agriliance's Southern retail business. A $5.9 million increase in the wholesale crop nutrients business also contributed to the improved earnings performance. The increased earnings for both Agro Distribution and crop nutrients were the result of improved margin performance. Agro Distribution's gross margin increased $25.9 million to $136.2 million for the year ended December 31, 2003. This increase was the result of increased sales of $57.2 million due to increased market share and favorable weather patterns particularly in the Southwest. Agro Distribution's gross margins also increased due to strong sales of higher-margin branded crop protection products. Wholesale crop nutrient gross margins increased by $9.0 million to $53.8 million. Increased crop nutrient gross margin per ton of $2.54, resulting from higher average crop nutrient prices, contributed to an increase in gross margins of $19.6 million. This increase was partially offset by a 2.4 million ton decrease in crop nutrient volume resulting from increased competition and lower application rates of key crop nutrient products. A slight increase in wholesale crop protection margins was offset by lower margins in Agriliance's other businesses. Increased margin performance was partially offset by an increase of $22.3 million for bad debt, restructuring and incentive expenses.

     CF Industries is an inter-regional cooperative involved in the manufacture of crop nutrients, in which we have a 38% ownership interest based on our product purchases. As a member, we are allowed to elect one board member out of a total of eight. Agriliance is one of CF Industries' most significant customers. CF Industries operates in a highly cyclical industry. The oversupply of nitrogen in the industry since 1998 has resulted in depressed prices and, consequently, depressed margins. Given a recent upturn in markets, CF Industries has currently returned to a level of profitability. Since CF Industries is a cooperative, we only receive earnings from our investment when the cooperative allocates and distributes patronage to us. No patronage was allocated and distributed to us in the last four years because CF Industries realized losses in those years. We anticipate that no patronage allocations will occur until these losses have been recouped. Our $249.5 million investment in CF Industries primarily consists of approximately $150 million in noncash patronage income from prior periods (not distributed to us) and approximately $100 million that was acquired as part of our Countrymark acquisition in 1998 based on Countrymark's prior business with CF Industries. We have performed impairment tests of our investment and based on those tests we believe that the investment is not impaired. We will continue to perform such tests to determine whether or not a future impairment is warranted.

     Prior to the contribution of our agronomy assets to Agriliance, our agronomy business earned patronage income on the business it conducted with CF Industries. Since July 29, 2000, Land O'Lakes has been entitled to receive patronage income for business that Agriliance transacts with CF Industries on behalf of our members, primarily crop nutrient purchases. We believe that these sales are on terms comparable to those available to unaffiliated third parties.

     We have an investment in CoBank, an agricultural cooperative bank, which amounted to $18.6 million at December 31, 2003, $22.1 million at December 31, 2002 and $21.5 million at December 31, 2001. This investment constitutes less than one percent of CoBank's total shareholders' equity. We account for our investment in CoBank under the cost basis method of accounting. The investment consists of an initial nominal cash amount of $1,000 and net equity contributions based on a percentage (currently 10.0%) of our five-year average loan volume. Since CoBank operates as a cooperative, we receive patronage income from CoBank based on our annual loan volume with CoBank. This patronage income reduces our interest expense. We believe that these loan transactions are on terms comparable to those available to unaffiliated third parties.

  Cooperative Structure

     Land O'Lakes is incorporated in Minnesota as a cooperative corporation. Cooperatives resemble traditional corporations in most respects, but with two primary distinctions. First, a cooperative's common shareholders, its "members," either supply the cooperative with raw materials and/or purchase its goods and services. Second, to the extent a cooperative allocates its earnings from member business to its members and meets certain other requirements, it is allowed to deduct this "qualified patronage income" or "patronage income" from its taxable income. Patronage income is allocated in accordance with the amount of business each member conducts with the cooperative.

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

     For the year ended December 31, 2003, our net earnings from member business were $41.0 million, excluding the portion (10% holdback) added to permanent equity. Of this amount, $40.0 million was applied to allocated patronage refunds and $1.0 million was applied to deferred equities. The $40.0 million of allocated patronage refunds consisted of an estimated $11.6 million to be paid in cash in 2004 and $28.4 million to be retained as allocated member equities and revolved at a later time, subject to approval by the board of directors. The $1.0 million of deferred equities represents earnings from member businesses that are held in an equity reserve account rather than being allocated to members. For the year ended December 31, 2003 we had net earnings of $42.5 million applied to retained earnings, which represents permanent equity derived from non-member business, the 10% holdback of member earnings and income taxes.

     In 2003, we made payments of $24.4 million for the redemption of member equities. This included $4.2 million for the cash patronage portion of the 2002 earnings allocated to members. It also included $20.2 million for the revolvement of member equities previously allocated to members, and not paid as cash patronage, and the revolvement of a portion of equities issued in connection with the 1998 acquisitions of Dairyman's Cooperative Creamery Association and certain assets of Countrymark Cooperative.

  Wholesaling and Brokerage Activities

     Our dairy foods segment operates a wholesale milk marketing program. We purchase excess raw milk over our manufacturing needs from our members and sell it directly to other dairy processors. We generate losses or insignificant earnings on these transactions. There are three principal reasons for doing this: first, we need to sell a certain percentage of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which lowers our input cost of milk for the manufacture of dairy products; second, it reduces our need to purchase raw milk from sources other than members during periods of low milk production in the United States (typically August, September and October) and third, it ensures that our members have a market for the milk that they produce during periods of high milk production. In 2003, we sold 5,744.0 million pounds of milk, which resulted in $939.4 million of net sales or 31.7% of our dairy foods segment's net sales for that period, with cost of sales exceeding net sales by $10.3 million.

     Our feed segment, in addition to selling its own products, buys and sells or brokers for a fee soybean meal and other feed ingredients. We market these ingredients to our local member cooperatives and to other feed manufacturers, which use them to produce their own feed. Although this activity generates substantial revenues, it is a very low-margin business. We are generally able to obtain feed inputs at a lower cost as a result of our ingredient merchandising business because of lower per unit shipping costs associated with larger purchases and volume discounts. In 2003, ingredient merchandising generated net sales of $521.9 million, or 21.2% of total feed segment net sales, and a gross profit of $15.5 million, or 5.4% of total animal feed segment gross profit.

  Seasonality

     Certain segments of our business are subject to seasonal fluctuations in demand. In our dairy foods segment, butter sales typically increase in the fall and winter months due to increased demand during holiday periods. Feed sales tend to increase in the fourth and first quarter of each year because cattle are less able to graze during cooler months. Previously, most crop seed sales occurred in the first and second quarter of each year. However, we have seen a trend toward selling more crop seed in the fourth and first quarter of each year as a result of lower sales of proprietary brands and increased sales of partnered seed brands. Agronomy product sales tend to be much higher in the first and second quarter of each year, as farmers buy crop nutrients and crop protection products to meet their seasonal needs.

  FACTORS AFFECTING COMPARABILITY

  Dairy and Agricultural Commodity Inputs and Outputs

     Many of our products, particularly in our dairy foods, feed, swine and layers segments, use dairy or agricultural commodities as inputs or constitute dairy or agricultural commodity outputs. Consequently, our results are affected by the cost of commodity inputs and the market price of commodity outputs. Government regulation of the dairy industry and industry practices in animal feed tend to stabilize margins in those segments but do not protect against large movements in either input costs or output prices.

     Dairy Foods. Raw milk is the major commodity input for our dairy foods segment. In 2003, our raw milk input cost was $1,621.1 million, or 58.0% of the cost of sales for our dairy foods segment. Cream, butter and bulk cheese are also significant dairy foods commodity inputs. Cost of sales in 2003 for these inputs was $155.2 million for cream, $108.5 million for butter and $262.1 million for bulk cheese. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

     The minimum price of raw milk and cream is set monthly by Federal regulators based on the regional prices of dairy food products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. In 2003, bulk cheese, which is generally priced the date of make, represented $246.9 million, or 8.3% of our dairy foods segment's net sales.

     We also maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. In 2003, branded and private label retail, deli and foodservice net sales of cheese and butter represented $1,116.7 million, or 37.6%, of our dairy foods segment's net sales.

     Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. The per pound market price of butter averaged $1.14 in 2003, $1.11 in 2002 and $1.66 in 2001. The per pound market price for butter on December 31, 2003 was $1.25. In the past three years, the lowest monthly market price for butter was $0.96 in September 2002, and the highest monthly market price was $2.14 in September 2001. The per pound market price for block cheese averaged $1.32 in 2003, $1.18 in 2002 and $1.44 in 2001. In the past three years, the lowest monthly market price for block cheese was $1.07 in March 2003 and the highest monthly market price was $1.72 in September 2001. The per pound market price for block cheese on December 31, 2003 was $1.31.

     We maintain a sizable dairy manufacturing presence in the Upper Midwest. This region has seen significant declines in cow numbers. Since 1993, cow numbers declined 27% in Minnesota and 17% in Wisconsin. Over the same period, the Minnesota/Wisconsin share of nationwide dairy manufacturing volume has declined from 41% to 33%. This decline has put pressure on our Upper Midwest milk input costs and has resulted in significant losses to our company in 2003 and 2002. We closed our Perham, Minnesota plant in January 2003 and sold this facility in July 2003. We will continue to explore additional initiatives to improve our Upper Midwest dairy infrastructure in an effort to increase efficiencies and reduce costs. Based on the initiatives we have started in 2002, including the eventual closing of the Volga, South Dakota plant, we incurred $2.6 million in 2003 and $9.5 million in 2002 for restructuring and impairment charges related to the Upper Midwest.

     Reduced margins on our mozzarella and whey products negatively impacted our 2003 results, primarily in our western cheese operations. Demand for mozzarella and whey has softened, which together with anticipated increases in mozzarella capacity in the industry, has placed downward pressure on the margins these products generate. We expect that the reduced margins will continue at least through 2004. These and other factors have contributed to higher than anticipated start-up losses at CPI's new Tulare, California mozzarella and whey manufacturing facility. By the end of 2004, we expect to have put into operation $186 million in property, plant and equipment at this facility. Since CPI's inception in 1999 through December 31, 2003, we incurred pre-tax losses related to CPI aggregating $68.7 million. We expect pretax losses at CPI to continue at least through 2004 as we complete our planned Phase II installation, which will approximately double the plant capacity and improve profitability.

     Feed. The feed segment follows industry standards for feed pricing. The feed industry generally prices products based on income over ingredient cost per ton of feed. This practice tends to mitigate the impact of volatility in commodity ingredient markets on our animal feed profits. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices. Accordingly, net sales are less of an indicator of performance since large fluctuations can occur from period-to-period due to volatility in the underlying commodity ingredient prices.

     We enter into forward contracts to supply feed, which currently represent approximately 25% of our feed output. When we enter into these contracts, we also generally enter into forward input supply contracts to lock in our operating margins.

     Changes in commodity grain prices have an impact on the mix of products we sell. When grain prices are relatively high, the demand for complete feed rises since many livestock producers are also grain growers and will sell their grain in the market and purchase complete feed as needed. When grain prices are relatively low, these producers will feed their grain to their livestock and purchase premixes and supplements to provide complete nutrition to their animals. These fluctuations in product mix generally have minimal effects on our operating results. Complete feed has a far lower margin per ton than supplements and premixes. Thus, during periods of relatively high grain prices, although our margins per ton are lower, we sell substantially more tonnage because the grain portion of complete feed makes up the majority of its weight.

     As dairy production has shifted from the Upper Midwest to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. Complete feed is manufactured feed which meets the complete nutritional requirements of animals, whereas a simple blend is a blending of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional needs. Simple blends tend to have lower margins than complete feeds. This change in product mix is a result of differences in industry practices. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our western feed region and increases in our subsidiaries that manufacture premixes in the western area. In addition, the increase in vertical integration of swine and poultry producers has impacted our feed product mix by increasing sales of lower-margin feed products.

     In addition, we have seen continued erosion of commodity feed volumes, mainly related to the low prices in swine and dairy markets, which has resulted in a liquidation of herds and a decrease in feed demand. In 2003, dairy feed volumes were down 9% compared to 2002, and there were also reductions of 10% and 14%, respectively, in poultry and swine feed volumes. Some of this volume reduction was deliberate due to plant closings and an increased focus on value-added sales opportunities. We expect continued pressure on volumes in dairy, poultry and swine feed to continue in 2004 as further integration occurs in the swine and dairy industries. Beef livestock feed volumes improved by 5% in 2003 versus 2002; although, there continues to be uncertainty in the beef livestock markets with the impact of reduced exports after the discovery of bovine spongiform encephalopathy ("BSE;" also referred to as Mad Cow's disease) in the U.S. marketplace. We do not expect this discovery of BSE to materially impact our financial results in 2004. With declines in dairy commodity prices, livestock producers also shifted from higher-margin branded feed products to lower-margin commodity feeds.

     Swine. We produce and market both young feeder pigs (approximately 45 pounds) and mature market hogs (approximately 260 pounds) under three primary programs: swine aligned, farrow-to-finish and cost-plus.

     Under the swine aligned program, we own sows and raise feeder pigs that we sell to our local member cooperatives under ten-year contracts. For the first five years, we receive a fixed base price for our feeder pigs and are reimbursed for feed costs. In years six through ten, the price is based on the cost of production plus a margin designed to achieve a target return on invested capital. Since the price for the duration of the contract is not tied to the live hog market, we do not have market risk on feeder pig prices. In addition, there is no risk on corn or soybean meal prices since we are reimbursed for actual feed costs. We incur production risk if we do not produce enough feeder pigs or if we do not produce them at a competitive cost.

     Under the farrow-to-finish program, we produce and sell market hogs. Historically, market hog price fluctuations have resulted in volatility in our net sales and earnings. In order to mitigate this risk, we have committed to sell substantially all of the market hogs we produce annually through 2005 to Tyson, Inc. under a packer agreement. Under this packer agreement, we are paid market prices for our hogs with a settlement based on the sales price of the pork products produced from those hogs. This approach mitigates some of the volatility under this program because market hog and pork product margins do not tend to move together. We sell the balance of our market hogs on the open market. We sell feeder pigs on the open market, as well, depending on sow farm performance and finishing space limitations. In 2003, we sold approximately 21% of our feeder pig volume on the open market.

     Under the cost plus program, we provide minimum hog price guarantees to producers in exchange for swine feed sales and profit participation. We are in the process of phasing out our existing cost plus contracts and will not be entering into new ones under the current structure. During the second quarter of 2003, we reduced our hog exposure by offering our cost plus producers an early exit option. During 2003, producers representing about 100,000 hogs elected the early exit option, leaving 60,000 hogs on the cost plus program. The majority of the remaining cost plus contracts will expire in early 2004, and the last cost plus contracts will expire in August 2005. The program incurred pre-tax losses of $2.4 million in 2003, $5.7 million in 2002 and had minimal earnings in 2001.

     Historically, Purina Mills reported results of its swine business together with its feed business. Accordingly, the portion of our swine business which we acquired from Purina Mills in October 2001 is reported within our feed segment. We operate this portion of our swine business through two contract programs, the pass-through program and the market risk sharing program. Under the pass-through program, we enter into commitments to purchase weanling and feeder pigs from producers and generally have commitments to immediately resell the animals to swine producers. The market risk sharing program provides minimum price floors to producers for market hogs. The price floor in our market risk sharing program floats with the market price of hogs and the cost of swine feed. In 2003, this portion of our swine business generated a loss of $0.7 million compared to losses of $3.9 million in 2002 and $0.1 million in 2001. The improvement in 2003 versus 2002 was primarily due to an improvement in hog market prices as well as exiting some contracts.

     Layers. MoArk produces and markets shell eggs and egg products. MoArk's sales and earnings fluctuate depending on egg prices. For 2003, egg prices averaged $0.93 per dozen as measured by Urner Barry South Central Large, as compared to egg prices of $0.72 for 2002. Improved market prices for eggs resulted, in part, from a declining chick hatch, changes in response to new animal welfare guidelines and changing consumer dietary trends.

     Through June 30, 2003, MoArk was unconsolidated and our interest was recorded only as equity in earnings or loss from affiliated companies. Effective July 1, 2003, MoArk was consolidated in our financial statements as required by Financial Accounting Standards Board Interpretation No. 46 ("FIN 46") and we did not restate for prior periods. Accordingly, the 2003 and 2002 financial statements are not comparative for several categories, including sales and cost of sales in this segment. Sales of $317.8 million and cost of sales of $264.7 million were recorded for the six months ended December 31, 2003 in this segment. There were no sales and cost of sales recorded for the first six months of the year ended December 31, 2003 and for the twelve months ended December 31, 2002 as MoArk was accounted for under the equity method during these periods.

  Acquisitions/Joint Ventures/Divestitures

     In October 2001, we acquired Purina Mills, Inc. The total purchase price of the Purina Mills acquisition was $358.6 million. The acquisition added $86.9 million of goodwill and $98.9 million of other intangible assets to our balance sheet. This acquisition resulted in a substantial increase in our leverage as long-term debt to capital increased from 43.5% at December 31, 2000, prior to the acquisition, to 56.1% at December 31, 2001, subsequent to the acquisition. Given the nature of products sold by Purina Mills and its distribution network, the Purina Mills business has a higher gross margin rate and a higher rate of selling, general and administrative expense as a percent of sales when compared with our rates and percentages prior to this acquisition.

  Litigation Settlements

     Our net earnings and cash flow in 2003 and 2002 were significantly and positively affected by proceeds of settlements from certain litigation. Substantially all these gains have been recorded in our feed segment. Although we continue to pursue related claims, we do not expect to receive significant amounts relating to these matters in the future.

     In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, we were a party to this action as a member of the class. In February 2000, however, we decided to pursue our claims against the defendants outside the class action. In the year ended December 31, 2002, we reached settlements with several defendants. As a result of these settlements, we recorded during that period gains on legal settlements aggregating $153.8 million. During the year ended December 31, 2001, we recorded a gain of $3.0 million from this litigation. We settled with additional defendants and received approximately $12.4 million in 2003. In February 2004, we settled with additional defendants and received $4.5 million. Cumulatively, we have received approximately $176 million from the settling defendants, which represents the vast majority of our vitamin purchases. We continue to pursue similar claims against a few other vitamin product suppliers.

     During the first quarter of 2003, we also settled a claim against certain suppliers of methionine, an amino acid that we purchase and use in certain of our products. We alleged that certain methionine suppliers had illegally engaged in price fixing. For 2003, we received $10.4 million from the settling defendants. Cumulatively, we have received $12.1 million from the settling defendants. We do not expect to receive additional settlements based on this claim.

     The following table summarizes our gains on legal settlements for the last three years:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   -------   -----
                                                               (DOLLARS IN MILLIONS)
Vitamin settlement..........................................  $12.4    $153.8    $3.0
Methionine settlement.......................................   10.4       1.7      --
                                                              -----    ------    ----
  Total.....................................................  $22.8    $155.5    $3.0
                                                              =====    ======    ====

  Recording of Minimum Pension Liability

     Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", requires recognition of a minimum liability when the accumulated benefit obligation exceeds the fair value of plan assets at the measurement date. As of our November 30, 2003 measurement date, our defined benefit pension plan assets had a lower market value than the plan's accumulated benefit obligation. While we are not required to make any immediate cash contributions to the plan, we recorded a required non-cash other comprehensive income charge to equity of $60.9 million, net of an income tax benefit, in December 2003. In 2003, we also recorded a charge to equity of $4.7 million, net of income tax benefit, for our portion of the minimum pension liability adjustment of Agriliance. For the year ended December 31, 2002, we incurred no comparable charges. These non-cash charges to equity do not affect net earnings.

  Derivative Commodity Instruments

     We use derivative commodity instruments, primarily futures contracts, to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked to market each month and gains or losses ("unrealized hedging gains and losses") are recognized in our earnings. We recorded unrealized hedging gains of $19.5 million and $1.1 million for the years ended December 31, 2003 and 2002, respectively, and we recorded an unrealized hedging loss of $6.6 million for year ended December 31, 2001.

RESULTS OF OPERATIONS

                                                        FOR THE YEARS ENDED DECEMBER 31
                                             ------------------------------------------------------
                                                   2003               2002               2001
                                             ----------------   ----------------   ----------------
                                                        % OF               % OF               % OF
                                             $ AMOUNT   TOTAL   $ AMOUNT   TOTAL   $ AMOUNT   TOTAL
                                             --------   -----   --------   -----   --------   -----
                                                             (DOLLARS IN MILLIONS)
NET SALES
Dairy foods................................  $2,969.4   47.0    $2,903.1   49.7    $3,469.3   59.2
Feed.......................................   2,467.2   39.0     2,444.7   41.8     1,864.0   31.8
Seed.......................................     479.3    7.6       406.9    7.0       413.6    7.1
Swine......................................      91.2    1.4        83.2    1.4       109.9    1.9
Layers.....................................     317.8    5.0          --     --          --     --
Other/Eliminations.........................      (4.4)   0.0         9.0    0.1         8.1    0.0
                                             --------   ----    --------   ----    --------   ----
  Total net sales..........................  $6,320.5           $5,846.9           $5,864.9
                                             ========           ========           ========

                                                       % OF               % OF               % OF
                                                        NET                NET                NET
                                            $ AMOUNT   SALES   $ AMOUNT   SALES   $ AMOUNT   SALES
                                            --------   -----   --------   -----   --------   -----
COST OF SALES
Dairy foods...............................  $2,797.1   94.2    $2,743.9    94.5   $3,233.9   93.2
Feed......................................   2,179.1   88.3     2,155.3    88.2    1,691.3   90.7
Seed......................................     416.2   86.8       353.9    87.0      354.2   85.6
Swine.....................................      88.6   97.1        93.5   112.4       97.0   88.3
Layers....................................     264.7   83.3          --      --         --     --
Other/Eliminations........................     (10.5)    --         3.8    42.2        2.2   28.4
                                            --------   ----    --------   -----   --------   ----
  Total cost of sales.....................   5,735.2   90.7     5,350.4    91.5    5,378.6   91.7
Selling, general and administrative.......     468.3    7.4       470.6     8.0      382.3    6.5
Restructuring and impairment charges......       7.5    0.1        31.4     0.5        3.7    0.1
                                            --------   ----    --------   -----   --------   ----
Earnings (loss) from operations...........     109.4    1.7        (5.6)    0.1      100.2    1.7
Interest expense, net.....................      82.9    1.3        78.7     1.3       55.7    0.9
Gain on legal settlements.................     (22.8)   0.4      (155.5)    2.7       (3.0)   0.1
Other (income) expense, net...............      (1.6)   0.0        (8.2)    0.1       23.1    0.4
Equity in earnings of affiliated
  companies...............................     (57.1)   0.9       (22.7)    0.4      (48.6)   0.8
Minority interest in earnings of
  subsidiaries............................       6.4    0.1         5.4     0.1        6.9    0.1
                                            --------   ----    --------   -----   --------   ----
Earnings before income taxes..............     101.6    1.6        96.7     1.7       66.1    1.1
Income tax expense (benefit)..............      18.1    0.3        (2.2)    0.0       (5.4)   0.1
                                            --------   ----    --------   -----   --------   ----
Net earnings..............................  $   83.5    1.3    $   98.9     1.7   $   71.5    1.2
                                            ========   ====    ========   =====   ========   ====

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

  Overview of Results

     Our net earnings decreased $15.4 million to $83.5 million in 2003, compared to $98.9 million in 2002. Net earnings in 2003 were impacted by a reduction in gain on legal settlements, net of income taxes, of $113.0 million. Excluding this reduction, net earnings increased $97.6 million over the year ended December 31, 2002. Net earnings were favorably impacted by the effects of higher market prices for dairy and egg products, higher prices for market hogs and volume growth in the seed and layers segments. Earnings were also improved through cost reduction initiatives, increased earnings from equity in affiliated companies, reduced one-time costs related to the integration of Purina Mills, gains on the sale of manufacturing facilities and reduced restructuring and impairment charges. An increase in unrealized hedging gains of $10.7 million also contributed to the increased earnings in 2003.

  Net Sales

     Net sales in 2003 increased $473.6 million, or 8.1%, to $6,320.5 million, compared to 2002. The increase was primarily attributed to the consolidation of MoArk effective July 1, 2003 which increased sales by $317.8 million. Increases in dairy foods, feed, seed and swine sales contributed a $169.2 million increase in sales. A discussion of net sales by business segment is found below under the caption "Net Sales and Cost of Sales by Business Segment."

  Cost of Sales

     Cost of sales in 2003 increased $384.8 million, or 7.2%, to $5,735.2 million compared to 2002. The consolidation of MoArk increased cost of sales by $264.7 million. Dairy foods, feed and seed contributed to an increase in cost of sales due to higher average input prices for certain commodities. Cost of sales as a percent of net sales decreased 0.8 percentage points to 90.7% for 2003, compared to 91.5% for the prior year. The consolidation of MoArk was the primary reason for the decrease in our cost of sales as a percent of net sales due to its higher-margin product mix. In 2003, patronage income from other cooperatives that was directly attributable to product purchases amounted to $6.0 million, compared to $4.7 million in 2002. Our cost of sales was reduced by these amounts. A discussion of cost of sales by business segment is found below under the caption "Net Sales and Cost of Sales by Business Segment."

  Selling, General and Administrative Expense

     Selling, general and administrative expense for the year ended December 31, 2003 decreased $2.3 million, or 0.5%, to $468.3 million, compared to 2002. The decrease was primarily due to gains on the sale of two dairy facilities, which totaled $9.5 million, and spending reductions associated with our ongoing cost control efforts. These reductions were partially offset by the consolidation of MoArk, effective July 1, 2003, which added $23.4 million of selling, general and administrative expenses in 2003. Selling, general and administrative expense as a percent of net sales decreased 0.6 percentage points to 7.4% for the year ended December 31, 2003 from 8.0% for the year ended December 31, 2002.

  Restructuring and Impairment Charges

     In 2003, we had restructuring and impairment charges of $7.5 million compared to $31.4 million in 2002. In 2003, we closed two dairy facilities, three feed plants, and a seed facility as we continued to rationalize our operations, resulting in $3.5 million of restructuring charges. In 2002, restructuring charges were $13.2 million related to severance costs at dairy and feed facilities. Impairment charges of $4.0 million were recorded in 2003 due to write-downs of certain assets to their estimated values and the recording of goodwill impairments. In 2002, impairment charges totaled $18.2 million for the write-down of assets held for sale in the dairy foods and feed segments.

  Interest Expense, Net

     Interest expense, net of interest income, in 2003 was $82.9 million, compared to $78.7 million in 2002. The increase is partly due to $4.4 million of interest expense in 2003 relating to CPI's capital lease obligation, which was recorded in selling, general, and administrative expense as operating lease rent expense in the 2002 consolidated financial statements. The consolidation of MoArk effective July 1, 2003 resulted in additional interest expense of $3.3 million. Also, in 2003 we accelerated $3.7 million of deferred financing cost amortization as a result of prepayments made on our term loans with proceeds from the issuance of $175 million 9% senior secured bonds in December 2003. Offsetting these increases was reduced interest expense on our variable rate term loans of $7.0 million which was due to lower debt levels and favorable LIBOR rates compared to 2002. Combined interest rates for borrowings, excluding CoBank patronage, averaged 7.2% in 2003, compared to 7.0% in 2002.

  Gain on Legal Settlements

     As a result of settled litigation, we recorded a gain on legal settlements of $22.8 million for the year ended December 31, 2003 compared to a gain on legal settlements of $155.5 million year ended December 31, 2002. See
"Overview -- Factors Affecting Comparability -- Litigation Settlements."

  Equity in Earnings of Affiliated Companies

     For the year ended December 31, 2003, equity in earnings of affiliated companies was $57.1 million, compared to equity in earnings of $22.7 million in 2002. Results for 2003 included equity in earnings from Agriliance of $33.9 million compared to equity in earnings of $25.1 million for 2002. This increase was primarily driven by improved crop protection product and crop nutrient product margins, partially offset by increased selling, general and administrative expense. A discussion of net earnings for Agriliance can be found under the caption "Overview -- General -- Unconsolidated Businesses." We recorded earnings from MoArk of $4.3 million, prior to the consolidation, effective July 1, 2003, compared to a loss of $2.9 million for the year ended December 31, 2002. In addition, MoArk equity investments had equity earnings of $10.2 million for the six months ended December 31, 2003. The increase in MoArk-related earnings was driven by improved market prices for eggs, in part as a result of a declining chick hatch, changes in response to new animal welfare guidelines and changing consumer dietary trends.

  Income Taxes

     We recorded income tax expense of $18.1 million in 2003, compared to a tax benefit of $2.2 million in 2002. The increase in tax expense resulted from improved earnings from MoArk and other non-member business, including unrealized hedging gains. The effect of allocated patronage refunds reduced our statutory tax rate from 35.0% to a tax expense of 21.2% for 2003, compared to a tax credit of 0.1% in 2002. The effect of taxes not previously benefited and other factors further reduced our tax rate, resulting in an effective tax rate of 17.8% for 2003, compared to an effective tax rate of (2.3)% in 2002.

  Allocation of Net Earnings

     In 2003, net earnings of $41.0 million from member business were allocated to member equities, and retained earnings increased by $42.5 million, primarily due to the increased earnings in Layers, which is non-member business, increased earnings from unrealized hedging gains and the portion of the gain on legal settlements that pertains to non-member business. This increase is partially offset by non-member losses in Swine and Dairy Foods industrial operations. In 2002, net earnings of $86.6 million were allocated to member equities, and retained earnings were increased by $12.3 million, reflecting the portion of the gain on legal settlements that pertains to non-member business, partially offset by losses in non-member business.

  Net Sales and Cost of Sales by Business Segment

     Our reportable segments consist of business units that offer similar products and services and/or similar customers. We have six segments: Dairy Foods, Feed, Seed, Swine, Agronomy and Layers. Our Agronomy segment consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method and our 38% interest in CF Industries which is accounted for on a cost basis. Accordingly, no sales or cost of sales are recorded in the Agronomy segment. A discussion of net sales and cost of sales for Agriliance can be found under the caption
"Overview -- General -- Unconsolidated Businesses."

     DAIRY FOODS

                                                       FOR THE YEARS ENDED DECEMBER 31
                                                  -----------------------------------------
                                                         2003                  2002
                                                  -------------------   -------------------
                                                     $          %          $          %
                                                   AMOUNT    OF SALES    AMOUNT    OF SALES
                                                  --------   --------   --------   --------
Net sales.......................................  $2,969.4              $2,903.1
Cost of sales...................................   2,797.1     94.2      2,743.9     94.5

     Net Sales

     Net sales for the year ended December 31, 2003 increased $66.3 million, or 2.3%, to $2,969.4 million, compared to 2002. For the year ended December 31, 2003, average commodity prices for butter increased $0.03 per pound, while average commodity prices for cheese increased $0.13 per pound compared to 2002. The impact of these market price changes increased net sales of butter by $15.2 million and increased net sales of cheese by $16.1 million compared to 2002. Retail and foodservice butter volumes increased 9.5 million pounds resulting in a $5.9 million increase in net sales versus 2002. Retail butter volume increased as a result of the introduction of a new spreadable butter product that increased volume by 5.9 million pounds. Foodservice butter volumes increased due to an increased focus on school programs and growth in buying groups. Foodservice cheese sales increased 17.9 million pounds which resulted in an increase in sales of $25.7 million for 2003 compared to 2002 as a result of the strong performance within schools and buying groups. Sales in 2003 for our wholesale milk marketing program increased $38.0 million compared to 2002 primarily resulting from the increased market price of milk of approximately $1.00 per hundredweight. Offsetting these increases was a $7.1 million decline in bulk cheese sales for 2003 compared to 2002 as the result of closing the Perham, Minnesota cheese plant. The cheese production of Perham was shifted to the Melrose Dairy Plant which is an unconsolidated joint venture, which further led to the decline in bulk cheese sales. Retail cheese volumes decreased 11.3 million pounds compared to 2002 due to competitive pricing pressures and the grocer strikes on the West Coast. This resulted in a decrease in sales of $21.0 million. Deli cheese volumes decreased 8.7 million pounds resulting in a decrease in sales of $15.5 million versus 2002. This decrease was primarily due to increased average market prices, competitive pricing pressures and an increased focus on higher-margin branded deli cheese products. International sales decreased $16.5 million primarily due to the sale of the Poland cheese plant in June 2002. Volume changes in other product categories accounted for the remaining sales increase of $25 million.

     Cost of Sales

     Cost of sales for the year ended December 31, 2003 increased $53.2 million, or 2.0%, to $2,797.1 million compared to 2002. Higher input costs for both butter and cheese increased cost of sales by $13.3 million and $13.4 million, respectively. Increased volumes of retail butter increased cost of sales by $5.6 million. Increased volumes for foodservice cheese in 2003 resulted in an increase in cost of sales for $23.0 million. Cost of sales in 2003 under our wholesale milk marketing program increased $39.1 million compared to 2002. These increases were offset by reduced sales of bulk cheese resulting in decreased cost of sales of $20.2 million. Reduced volumes of retail cheese and deli cheese resulted in decreased cost of sales of $17.8 million and $12.5 million, respectively. Cost of sales in International decreased $12.4 million primarily due to the sale of the Poland cheese plant in June 2002. Volume changes in other categories increased cost of sales by $21.7 million.

     FEED

                                                       FOR THE YEARS ENDED DECEMBER 31
                                                  -----------------------------------------
                                                         2003                  2002
                                                  -------------------   -------------------
                                                     $          %          $          %
                                                   AMOUNT    OF SALES    AMOUNT    OF SALES
                                                  --------   --------   --------   --------
Net sales.......................................  $2,467.2              $2,444.7
Cost of sales...................................   2,179.1     88.3      2,155.3     88.2

     Net Sales

     Net sales for the year ended December 31, 2003 increased $22.5 million to $2,467.2 million, compared to 2002. Sales of lifestyle feed products increased $36.9 million, primarily due to volume increases in horse, lab, and zoo feeds and increases in commodity prices, offset by declines in our pet food sales volumes. Ingredient sales increased $36.6 million, as a result of strong sales at the end of the year, increasing commodity prices during the second half of the year and product mix changes. Sales of animal health, farm and ranch products increased $39.4 million due to the creation of a consolidated joint venture in 2003. An increase in sales prices due to increased commodity prices for livestock feed during the latter part of the year also contributed to the sales increase. Offsetting these increases was a $61.8 million decline in livestock feeds, as volume decreased in our dairy, feedlot, grass cattle and swine areas due to unfavorable producer economics for the majority of the year. Volumes continued to be under pressure due to the effects of an excess supply of animal protein in the market, the impact of depressed commodity prices in dairy, swine and poultry, integration efforts in the industry, an increase in competitive pressures and a geographic shift in dairy production from the Upper Midwest to the western United States. We also experienced a decrease of $2.1 million in animal milk product sales, as volumes returned to historical levels compared to record volumes in 2002. Sales in our feed additive business decreased $4.9 million, as feed industry economics continued to be unfavorable. Sales declines of $13.7 million were attributed to exiting businesses in 2002.

     Cost of Sales

     Cost of sales for the year ended December 31, 2003 increased $23.8 million, or 1.1%, to $2,179.1 million compared to 2002. Cost of sales of lifestyle feed products increased $19.2 million due to volume increases for horse, lab and zoo feeds, somewhat offset by volume declines in pet food. Lifestyle feed costs are also higher due to increased input costs as a result of higher commodity prices. Ingredient cost of sales increased $29.7 million as a result of strong volumes late in 2003, increased commodity prices during the second half of 2003, and changes in product mix. Cost of sales for animal health, farm and ranch products increased by $38.0 million due to the creation of a consolidated joint venture in 2003. Offsetting these increases was a $25.7 million decrease in cost of livestock feeds primarily due to volume decreases in dairy, feedlot, cattle and swine feed sales. Producer economics in the dairy and swine areas have pressured margins in these areas and affected feed purchasing decisions. Volumes declined due to the effects of an excess supply of animal protein in the market, the impact of depressed commodity prices in dairy, swine and poultry, integration efforts in the industry, competitive pressures and a geographic shift in dairy production. We also experienced a decrease of $3.2 million for animal milk products, as volumes returned to historical levels compared to record volumes in 2002. Cost of sales in our feed additives area decreased $3.4 million, as this sector has also been impacted by unfavorable industry economics. Cost reductions in our manufacturing and distribution areas decreased cost of sales by $9.5 million in 2003 versus 2002, as we continue integration efforts. Unrealized hedging gains decreased cost of sales by $11.6 million as commodity markets moved higher at year-ended 2003 when we had more derivatives in place to manage risk on increased feed volumes sold during the winter months. Cost of sales also declined $9.0 million due to businesses exited in 2002.

     SEED

                                                        FOR THE YEARS ENDED DECEMBER 31
                                                     -------------------------------------
                                                           2003                2002
                                                     -----------------   -----------------
                                                       $         %         $         %
                                                     AMOUNT   OF SALES   AMOUNT   OF SALES
                                                     ------   --------   ------   --------
Net sales..........................................  $479.3              $406.9
Cost of sales......................................   416.2     86.8      353.9     87.0

     Net Sales

     Net sales for the year ended December 31, 2003 increased $72.4 million, or 17.8%, to $479.3 million compared to 2002. Volume growth and product mix in both proprietary and partnered categories resulted in increased corn sales of $47.6 million, or 35.7% compared to 2002. Soybean sales increased $38.9 million in 2003, or 29.6%, as a result of increased volumes and sales price. Alfalfa sales increased $2.6 million, or 6.7%, due to increased volumes related to selling off excess inventory. Weak markets and lower volumes decreased forage and turf sales by $4.4 million and $0.5 million respectively. Sales of inoculation/coatings decreased $2.8 million, mainly as a result of the sale of a wholesale business in 2002. Cotton volumes decreased, resulting in a $1.9 million sales decrease. Volume decreases in other seed categories resulted in a sales decrease of $7.1 million.

     Cost of Sales

     Cost of sales for the year ended December 31, 2003 increased $62.3 million, or 17.6%, to $416.2 million compared to 2002. Continued volume growth in both proprietary and partnered corn resulted in increased cost of sales of $40.8 million, or 35.0% over 2002. Cost of sales for soybeans increased $27.0 million, or 22.6%, due to an increase in sales volume. Cost of sales for alfalfa increased $8.1 million, or 26.3%, due to sales and write-downs of excess inventory. Weak forage and turf sales resulted in decreased cost of sales of $3.9 and $1.3 million, respectively. As a result of selling the high margin wholesale inoculants business in 2002, cost of inoculation decreased by $0.5 million. Lower cotton volumes decreased cost of sales by $1.8 million. Product mix in other seed categories accounted for a decrease in cost of sales of $5.7 million. An unrealized hedging gain on soybean futures contracts of $2.6 million for the year ended December 31, 2003 compared to an unrealized hedging gain of $2.3 million for the year ended December 31, 2002 decreased cost of sales by $0.3 million.

     SWINE

                                                        FOR THE YEARS ENDED DECEMBER 31
                                                     -------------------------------------
                                                           2003                2002
                                                     -----------------   -----------------
                                                       $         %         $         %
                                                     AMOUNT   OF SALES   AMOUNT   OF SALES
                                                     ------   --------   ------   --------
Net sales..........................................  $91.2               $83.2
Cost of sales......................................   88.6      97.1      93.5     112.4

     Net Sales

     Net sales for the year ended December 31, 2003 increased $8.0 million, or 9.6%, to $91.2 million, compared to 2002. Reduced supply, caused in part by a reduction in the U.S. breeding herd, increased the average market hog price for the year ended December 31, 2003 to $40.59 per hundredweight versus an average market price of $35.86 for the year ended December 31, 2002. The average price per feeder pig sold on the open market increased $4.62, from $34.33 for the year ended December 31, 2002 to $38.95 for the year ended December 31, 2003. The increase in average market hog prices along with the increase in feeder pig prices increased sales by $10.1 million for 2003 compared to 2002. We signed a packer agreement, effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. For 2003, this agreement decreased our sales by $1.3 million, compared to 2002. The number of market hogs sold decreased by 8,873 and the number of feeder pigs sold decreased by 25,405, with a corresponding sales decrease of $1.8 million.

     Cost of Sales

     Cost of sales for the year ended December 31, 2003 decreased $4.9 million, or 5.2%, to $88.6 million, compared to 2002. Reduced volumes and lower costs under our Cost Plus program decreased cost of sales by $5.8 million partially offset by higher input costs which increased cost of sales by $2.8 million. An unrealized hedging gain decreased cost of sales by $2.0 million for the year ended December 31, 2003, compared to an unrealized hedging loss of $0.9 million for the year ended December 31, 2002, resulting in a net decrease in cost of sales of $2.9 million.

     LAYERS

     Effective July 1, 2003, we consolidated MoArk under FIN 46 and presented the business as our Layers segment in our financial statements. Prior periods were not restated. Prior to July 1, MoArk was accounted for under the equity method; hence, sales and cost of sales for 2002 and the first six months of 2003 were not included in our Layers segment. The following table shows, for comparative purposes, selected pro forma financial data for the years ended December 31 for MoArk as if it had been consolidated as of January 1, 2002.

                                                                   PRO FORMA
                                                        FOR THE YEARS ENDED DECEMBER 31
                                                     -------------------------------------
                                                           2003                2002
                                                     -----------------   -----------------
                                                       $         %         $         %
                                                     AMOUNT   OF SALES   AMOUNT   OF SALES
                                                     ------   --------   ------   --------
Net sales..........................................  $552.4              $441.8
Cost of sales......................................   479.9     86.9      407.6     92.3

     Net Sales

     On a pro forma basis, net sales for the year ended December 31, 2003 increased $82.4 million, or 18%, to $552.4 million, compared to 2002. During 2003, the average market price of eggs per dozen was $0.93 as compared to $0.73 in 2002. During the year ended December 31, 2003, LAND O LAKES-branded egg sales increased to 4.9 million dozen, up 43% compared to 2002. Total volume of shell eggs (in dozens) increased by 62 million, which increased sales by nearly $57.7 million.

     Cost of Sales

     Pro forma cost of sales for the year ended December 31, 2003 increased $72.3 million, or 17.7%, to $479.9 million compared to 2002. For 2003, the average cost of eggs (all egg sizes and types) per dozen was $0.63 as compared to $0.53 in 2002 due to increased feed and bird costs. Total volume of shell eggs (in dozens) increased by 62 million, which increased cost of sales by nearly $39.0 million.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  Overview of Results

     Our net earnings increased $27.4 million to $98.9 million in 2002, compared to $71.5 million in 2001. Net earnings in 2002 include a gain on legal settlements of $129.3 million, net of income tax expense of $26.2 million, while net earnings in 2001 include a gain on legal settlements of $2.7 million, net of income tax expense of $0.3 million.

     Net earnings in 2002, excluding the impact of legal settlements, were adversely affected by lower market prices and volume declines for dairy, feed and swine commodity products, reduced earnings from equity in affiliated companies, start-up expenses associated with CPI and restructuring and impairment charges in the Feed and Dairy segments.

  Net Sales

     Net sales in 2002 decreased $18.0 million, or 0.3%, to $5,846.9 million, compared to net sales of $5,864.9 million in 2001. The decrease was primarily attributed to declines in dairy foods, feed and swine sales, partially offset by the acquisition of Purina Mills in October 2001, which contributed $694.3 million in incremental sales in 2002.

  Cost of Sales

     Cost of sales in 2002 decreased $28.2 million, or 0.5%, to $5,350.4 million, compared to cost of sales of $5,378.6 million in 2001. Cost of sales as a percent of net sales decreased 0.2 percentage points to 91.5% for 2002, compared to 91.7% for the prior year. While the acquisition of Purina Mills contributed to the decrease in our cost of sales as a percent of net sales due to a higher-margin product mix, it added significantly to our cost of sales, resulting in an increase of $576.6 million. This increase was partially offset by lower cost of sales in dairy foods. In 2002, patronage income from other cooperatives that was directly attributable to product purchases amounted to $4.7 million, compared to $6.2 million in 2001. Our cost of sales was reduced by these amounts.

  Selling, General and Administrative Expense

     Selling, general and administrative expense in 2002 increased $88.3 million, or 23.0%, to $470.6 million, compared to 2001. Selling, general and administration expense as a percent of net sales increased 150 basis points from 6.5% in 2001 to 8.0% in 2002. The acquisition of Purina Mills in October 2001 contributed $81.4 million in incremental selling, general and administration expense and increased our selling, general and administrative expense as a percent of net sales by 140 basis points.

  Restructuring and Impairment Charges

     In 2002, Land O'Lakes recorded restructuring and impairment charges of $31.4 million, compared to $3.7 million in 2001. Dairy Foods recorded a $19.5 million restructuring and impairment charge in 2002, of which $15.1 million was related primarily to the write-down of certain impaired plant assets to their estimated fair value in anticipation of plant closings, and $4.4 million was related to employee severance and outplacement costs for 374 employees at various locations. Animal feed recorded an $11.9 million restructuring and impairment charge, of which $3.1 million primarily was related to the write-down of certain impaired plant assets to their estimated fair value, and $8.8 million was related to employee severance and outplacement costs for 375 employees at various locations. Restructuring and impairment charges in 2001 included a $1.7 million restructuring charge by Dairy Foods for employee severance and outplacement costs for 63 employees at a manufacturing facility, a $6.0 million impairment charge related to a feed operation in Mexico, a $1.8 million impairment charge related to the write-down of Swine assets to their estimated fair value and a $5.8 million reversal of charges taken in 2000. The 2001 reversal was for the sale of certain animal feed assets that had been written off in December 2000 and to reflect the decision to continue operating a plant previously scheduled for shutdown.

  Interest Expense

     Interest expense in 2002 was $78.7 million, compared to $55.7 million in 2001. The $23.0 million, or 41.3%, increase primarily resulted from increased borrowing to finance the Purina Mills acquisition in October 2001. Average debt balances increased by $150.6 million over 2001.

  Gain on Legal Settlements

     In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, we were a party to this action as a member of the class. In February 2000, however we decided to pursue our claims against the defendants outside the class action. During the period commencing January 2002 through December 2002, we recorded a gain of $155.6 million on vitamin settlements. These settlements were with those defendants who supplied the vast majority of the vitamin purchases under dispute. In 2001, we recorded a gain on legal settlements of $3.0 million.

  Other (Income) Expense, Net

     In 2002, we recorded $8.2 million of other income. This was composed of a $5 million gain on divestitures of seed businesses and the gain on the sale of a customer list pertaining to a feed phosphate distribution business for $4.2 million. In 2001, we recorded a loss on the extinguishment of debt of $23.5 million due to refinancing related to the Purina acquisition.

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

  Income Taxes

     We recorded an income tax benefit of $2.2 million in 2002, compared with a tax benefit of $5.4 million in 2001. The tax benefit resulted from losses in our dairy foods industrial operations and Cheese & Protein International LLC joint venture, as well as non-member losses in our swine business and in MoArk, an affiliated company, which more than offset the tax expense related to the unallocated gain on legal settlements. The effect of allocated patronage refunds reduced our statutory tax rate from 35.0% to a tax credit of 0.1% for 2002, compared to a tax credit of 2.4% in 2001. The effect of foreign operations and other factors further reduced our tax rate, resulting in an effective tax rate of (2.3)% for 2002, compared to an effective tax rate of (8.2)% in 2001.

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

  Net Sales and Cost of Sales by Business Segment

     DAIRY FOODS

                                                       FOR THE YEARS ENDED DECEMBER 31
                                                  -----------------------------------------
                                                         2002                  2001
                                                  -------------------   -------------------
                                                     $          %          $          %
                                                   AMOUNT    OF SALES    AMOUNT    OF SALES
                                                  --------   --------   --------   --------
Net sales.......................................  $2,903.1              $3,469.3
Cost of sales...................................   2,743.9     94.5      3,233.9     93.2

     Net Sales

     Net sales in 2002 decreased $566.2 million to $2,903.1 million, compared to net sales of $3,469.3 million in 2001. In 2002, average commodity prices for butter decreased $0.55 or 33.3% per pound, while average commodity prices for cheese decreased $0.25 or 17.5% per pound compared to the same period in 2001. The impact of these market price changes decreased net sales of butter by $205.0 million and decreased net sales of cheese by $52.5 million. However, the prices retailers set for branded butter did not follow trends in the commodity butter markets. Retail prices for branded butter remained high, which resulted in declines in sales volumes as consumers shifted to substitute products or reduced consumption. Retail branded butter and spreads volumes decreased 3.5 million pounds and 5.9 million pounds, respectively, representing a decrease in net sales of $8.1 million and $4.5 million, respectively, from the same period last year. On the other hand, private label butter volumes increased
15.1 million pounds and increased sales $25.6 million over the prior year. Foodservice butter volumes decreased 3.8 million pounds over the prior year and decreased sales by $7.4 million. Bulk cheese sales decreased $56.6 million for the period ended December 31, 2002 compared to the year ended December 31, 2001. Deli cheese volumes decreased 4.6 million pounds from the prior year, which resulted in a reduction of sales of $8.8 million. Nonfat dry milk powder, private label butter and cheese sales in the Western Region decreased $35.7 million, $33.6 million and $23.2 million, respectively. The decline in powder sales was due to changes in production schedules at our dairy plants, which resulted in reduced powder byproduct availability, while the decline in butter and cheese sales was due to a combination of decreased market prices and volume declines. Sales decreased $14.5 million as a result of exiting our cheese manufacturing business in Poland. Sales also decreased $13.7 million due to the formation of our Advanced Food Products joint venture. Sales in 2002 under our wholesale milk marketing program decreased $108.5 million, or 11.6%, to $827.0 million, compared to $935.5 million in 2001. Volume changes in exports, foodservice cheese and other product categories accounted for the remaining sales decrease of $19.7 million.

     Cost of Sales

     Cost of sales in 2002 decreased $490.0 million to $2,743.9 million, compared to cost of sales of $3,233.9 million in 2001. In 2002, average butter market prices decreased $0.55 per pound, while average cheese market prices decreased $0.25 per pound compared to the same period in 2001. The impact of these market price changes decreased cost of sales of butter by $182.0 million and decreased cost of sales of cheese by $52.2 million. Increased volumes of private label butter sales increased cost of sales $24.2 million over the prior year. Foodservice butter volume decreases resulted in decreased cost of sales of $7.1 million. Reduced sales of bulk cheese and deli cheese resulted in decreased cost of sales of $53.3 million and $7.4 million, respectively. Cost of sales for nonfat dry milk powder, private label butter and cheese in the Western region decreased $40.2 million, $25.6 million and $12.8 million, respectively. Higher milk input costs in the Upper Midwest driven, in part, by lower federal order pool returns resulted in increased cost of sales of $7.4 million. Cow numbers and milk production have declined in both Minnesota and Wisconsin, resulting in competitive pressures for milk and higher milk procurement costs. The decision to exit our cheese manufacturing operations in Poland reduced cost of sales by $13.9 million. The formation of our Advanced Food Products joint venture decreased cost of sales by $12.6 million. Cost of sales in 2002 under our wholesale milk marketing program decreased $105.4 million, or 11.3%, to $830.3 million, compared to $935.7 million in 2001. Reduced energy costs in 2002 decreased cost of sales by $9.8 million, as compared to 2001. Cost of sales includes $25.1 million from the start-up of Cheese & Protein International's cheese and whey plant in Tulare, California. Finally, cost of sales for other products decreased $24.4 million over the prior-year period. Cost of sales as a percent of net sales increased 1.3 percentage points from 93.2% in 2001 to 94.5% in 2002, primarily due to lower sales volumes and decreased commodity prices for butter and cheese.

     FEED

                                                       FOR THE YEARS ENDED DECEMBER 31
                                                  -----------------------------------------
                                                         2002                  2001
                                                  -------------------   -------------------
                                                     $          %          $          %
                                                   AMOUNT    OF SALES    AMOUNT    OF SALES
                                                  --------   --------   --------   --------
Net sales.......................................  $2,444.7              $1,864.0
Cost of sales...................................   2,155.3     88.2      1,691.3     90.7

     Net Sales

     Net sales in 2002 increased $580.7 million, or 31.2%, to $2,444.7 million, compared to net sales of $1,864.0 million in 2001. The acquisition of Purina Mills contributed $686.8 million in incremental sales. This increase was partially offset by declines in Land O'Lakes Farmland Feed branded sales. Sales of bulk phosphates decreased $19.2 million due to the sale of this business to a third party in the first quarter of 2002. Sales in our Land O'Lakes Farmland Feed animal health products decreased $17.5 million as a result of a realigned marketing arrangement with a large vendor whereby the vendor sells product directly to our customers in exchange for a margin-based fee. Swine feed sales of our Land O'Lakes Farmland Feed branded products decreased $16.3 million as a result of decreased volumes and depressed market prices for hog producers caused, in part, by excess food proteins in the U.S. market. Sales in our wholly and majority owned subsidiaries declined $15.7 million primarily as the result of exiting a joint venture operation manufacturing catfish feeds early in 2002. Sales in our International division decreased $12.4 million, primarily as a result of exiting our Poland operations. Sales in our medicated feed additives business declined $5.1 million due to lower volumes. Sales of Land O'Lakes Farmland Feed branded beef feeds decreased $4.8 million, primarily due to the effect of warmer than average winter weather in early 2002 and excess food proteins in the U.S. market. Sales in our warehouse ingredient area declined by $3.1 million due to lower volumes. On the other hand, sales in our animal milk products area increased $2.3 million as a result of strong volumes. Sales in our dairy feeds area increased $1.5 million, driven by strong sales of simple blends in our Western region. Changes in other feed categories amounted to a decrease of $12.7 million. Finally, sales from ingredient merchandising decreased $10.5 million, or 2.1%, from $500.2 million in 2001 to $489.7 million in 2002.

     Cost of Sales

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

     SEED

                                                        FOR THE YEARS ENDED DECEMBER 31
                                                     -------------------------------------
                                                           2002                2001
                                                     -----------------   -----------------
                                                       $         %         $         %
                                                     AMOUNT   OF SALES   AMOUNT   OF SALES
                                                     ------   --------   ------   --------
Net sales..........................................  $406.9              $413.6
Cost of sales......................................   353.9     87.0      354.2     85.6

     Net Sales

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

     Cost of Sales

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

     SWINE

                                                        FOR THE YEARS ENDED DECEMBER 31
                                                     -------------------------------------
                                                           2002                2001
                                                     -----------------   -----------------
                                                       $         %         $         %
                                                     AMOUNT   OF SALES   AMOUNT   OF SALES
                                                     ------   --------   ------   --------
Net sales..........................................  $83.2               $109.9
Cost of sales......................................   93.5     112.4       97.0     88.3

     Net Sales

     Net sales in 2002 decreased $26.7 million, or 24.3%, to $83.2 million, compared to $109.9 million in 2001. The number of market hogs sold decreased by 91,807 and the average weight per market hog sold decreased 1.8 pounds, with a corresponding sales decrease of $11.7 million. Reduced consumer demand, caused, in part, by a protein glut in the U.S. markets, decreased the average market price in 2002 to $35.86 per hundredweight versus an average market price of $46.52 in 2001. The decrease in average market hog prices of $10.46 per hundredweight decreased sales by $14.5 million. We signed a packer agreement with IBP, Inc. effective September 25, 2000, which ties the price we receive for market hogs to the price that the packer receives for pork products. In 2002, this agreement increased our sales by $2.9 million compared to 2001. The number of feeder pigs sold under contract increased by 9,216, with a corresponding sales increase of $0.5 million. The average price per feeder pig sold under contract decreased $0.48 from $48.04 in 2001 to $47.56 in 2002, which decreased sales by $0.3 million. This decrease was due primarily to the fact that some contracts are based on futures markets. The average price per feeder pig sold on the open market decreased $14.84, from $49.17 in 2001 to $34.33 in 2002, which decreased sales by $2.6 million.

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

LIQUIDITY AND CAPITAL RESOURCES

  OVERVIEW

     We rely on cash from operations, borrowings under our bank facilities and bank term debt, and other institutionally placed funded debt as the main sources for financing working capital requirements, additions to property, plant and equipment as well as acquisitions and investments in joint ventures. Other sources of funding consist of leasing arrangements, a receivables securitization and the sale of non-strategic assets.

     Total long-term debt, including the current portion, was $1,073.2 million as of December 31, 2003 compared to $1,111.9 million as of December 31, 2002. The decrease was due to debt repayments of $304.9 million, somewhat offset by the issuance of $175 million in second lien notes and the consolidation of MoArk which had long-term debt of $75.8 million as of December 31, 2003.

     Our primary sources of debt at December 31, 2003 included a $250 million revolving credit facility (of which $205.2 million was available), a $92 million bank Term A loan and a $152 million institutional Term B loan, all of which are secured by the majority of the Company's assets. In addition, we have $175 million in second lien notes, $350 million in unsecured notes, and $191 million of capital securities. For more information, please see the caption below entitled "Principal Debt Facilities."

     Other debt at December 31, 2003 included approximately $15 million of Industrial Development Bonds, $101 million of long and short-term debt related to MoArk, and $98 million of miscellaneous other debt obligations. Land O' Lakes does not provide any guarantees or support for MoArk's debt. In addition, the Company entered into a $100 million receivables securitization program in the fourth quarter of 2001 to reduce overall financing costs. At December 31, 2003, $20 million was outstanding under this facility and was not reflected on our consolidated balance sheet. In 2004, we expect to expand the facility to $200 million. A more complete description of this accounts receivable securitization program is found below under the caption, "Off-balance Sheet Arrangements."

     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. As of December 31, 2003, $205.2 million was available under a $250 million revolving credit facility for working capital and general corporate purposes, after giving effect to $44.8 million of outstanding letters of credit, which reduce availability. There were no draws on the facility as of December 31, 2003. Our peak borrowing on the revolving credit facility in 2003 was $43.5 million in April. In addition, the Company had excess availability under the receivables securitization program of $67.8 million as of this date, and available cash on hand of $110.3 million.

     We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements through at least 2004, including debt service on our term debt, the revolving credit facilities, the 9% senior secured notes, and our 8 3/4% senior unsecured notes.

     In January 2004, we amended our revolving credit facility to an aggregate amount not to exceed $185 million. For more information regarding the amended credit facility, please see the caption below entitled "Principal Debt Facilities."

  CASH FLOWS

     The following table summarizes the key elements for our cash flows for the last three years:

                                                               2003    2002     2001
                                                              ------   -----   ------
                                                                  ($ IN MILLIONS)
Net cash provided by operating activities...................  $227.5   $22.0   $274.3
Net cash used by investing activities.......................   (35.2)   (4.2)  (461.2)
Net cash (used by) provided by financing activities.........  (146.3)  (83.6)   313.1

     Operating Activities. Net cash provided by operating activities increased $205.5 million in 2003 compared to 2002. The increase was largely due to the $115.0 million increase in earnings (loss) from operations as well as an increase of $60.4 million in cash proceeds from legal settlements. In 2003, no contributions were made to our pension plan compared to a $67.9 million discretionary contribution made in 2002. The increase was partially offset by a $32 million increase in working capital requirements. The $252.3 million decrease in cash from operating activities in 2002 as compared to 2001 was primarily a result of $105.8 million reduction in earnings from operations and changes in working capital.

     Investing Activities. Net cash used by investing activities was $35.2 million for 2003 compared to $4.2 million for 2002. The increased use in 2003 was primarily due to the establishment of a $20.0 million restricted cash account to support the CPI capital lease. For more information regarding the CPI capital lease, see the subheading "Capital Leases" below. Also, the cash used by investing activities was offset by proceeds from sales of investments and business divestitures totaling $4.8 million in 2003 as compared to $43.4 million in 2002. Partly offsetting the increase in cash used by investing activities was $10.8 million increase in dividends received primarily from our equity investment in Agriliance, LLC and equity investments held by our MoArk joint venture. In 2001 the primary use of cash for investing activities related to the Purina Mills acquisition in October of that year.

     Financing Activities. During 2003, our financing activities resulted in a cash outflow of $146.3 million compared to our outflow of $83.6 million in 2002. We issued $175 million senior secured notes in December 2003 which were used entirely to make prepayments on Term A and Term B loans. Additional payments in 2003 on Term A and Term B loans were $99.8 million. Other long-term debt principal payments for 2003 were $30.1 million. In 2003, we also paid $24.4 million in cash for redemption of member equities. For the year ended December 31, 2002, we made payments of $62.0 million on existing long-term debt and payments of $37.9 million for redemption of member equities. For the year ended December 31, 2001, proceeds of $1,369.5 million resulted from new financing related to the Purina Mills acquisition offset by the payment of $935.1 million on existing long-term debt and the payment of $53.8 million on short-term debt.

  CASH REQUIREMENTS

     At December 31, 2003, we had certain contractual obligations, which require us to make payments as follows:

                                      PAYMENTS DUE BY YEAR (AS OF DECEMBER 31, 2003)
                                ----------------------------------------------------------
                                             LESS THAN                           MORE THAN
CONTRACTUAL COMMITMENTS           TOTAL       1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------         ----------   ---------   ---------   ---------   ---------
                                                      (IN THOUSANDS)
Debt and leases:
Revolving credit
  facility(1).................  $       --   $     --    $     --    $     --    $     --
Long-term debt................   1,073,223      7,841     119,459     167,548     778,375
Obligations under capital
  lease.......................     110,049     10,399      20,304      20,471      58,875
Operating leases..............     116,996     31,678      48,429      26,463      10,426
Other:
Madison Dairy purchase
  payment(2)..................      26,461         --      26,461          --          --
MoArk minimum payment
  obligation(3)...............      32,670         --          --      32,670          --
Swine contract payments(4)....     151,397     28,268      43,025      33,422      46,682
Other obligations(5)..........      32,781     23,750       6,100       1,832       1,099
                                ----------   --------    --------    --------    --------
  Total contractual
     obligations(6)...........  $1,543,577   $101,936    $263,778    $282,406    $895,457
                                ==========   ========    ========    ========    ========

---------------

(1) Maximum $250 million facility, of which $205.2 million was available as of December 31, 2003. A total of $44.8 million of this commitment was unavailable due to outstanding letters of credit. This facility was undrawn as of December 31, 2003. In January 2004, we amended our revolving credit facility. For more information regarding the amended credit facility, please see the caption below entitled "Principal Debt Facilities."

(2) Amount represents the remaining amount to be paid for the acquisition of Madison Dairy Produce Company.

(3) Amount represents the present value of future minimum payment for the 42.5% interest in MoArk owned by our joint venture partner. See "Item 1.
    Business -- Joint Ventures and Investments -- MoArk LLC" for a discussion of this payment obligation.

(4) Amounts include contractual commitments to purchase goods and services related to our swine segment.

(5) Amounts primarily represent contractual commitments to purchase marketing and consulting services and capital equipment.

(6) Non-cancelable purchase commitments are in the normal course of business for our short-term projected needs. We estimate payments related to these commitments will approximate $1.4 billion in 2004, which is primarily for raw materials in our dairy foods, feed and seed segments. As purchase commitments are contracted on an annual basis, these commitments are not reflected in our long-term contractual obligations as presented in the table above. For accounting disclosures of our pension and postretirement obligations see Note 14 in "Item 8. Financial Statements and Supplementary Data."

     We expect total capital expenditures to be approximately $100 million in 2004, of which approximately $30 million relates to the Phase II installation at CPI's Tulare, California facility. Of such amounts, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures will be required. We had $74.1 million in capital expenditures for the year ended December 31, 2003, compared to $87.4 million in capital expenditures for the year ended December 31, 2002.

     In 2004, we expect our total cash payments to members to be at least $32 million for revolvement, cash patronage and estates and age retirements.

     In 2004, we anticipate our total cash payments for interest on our short-term and long-term debt obligations to be approximately $75 million.

  PRINCIPAL DEBT FACILITIES

     The principal term loans consist of a $325.0 million syndicated Term A loan facility with a remaining balance of $92.5 million as of December 31, 2003 and a final maturity date of October 10, 2006, and a $250 million syndicated Term B loan facility with a remaining balance of $152.4 million as of December 31, 2003 and a final maturity of October 10, 2008. During December 2003, the Company completed a $175 million bond offering of 9% senior secured notes due 2010. The proceeds of the offering were used to make prepayments on the Term A loan of $122.5 million and on the Term B loan of $52.5 million. As a result of these prepayments, there are no amortization payments due on these term loans during 2004. A further $26.5 million prepayment on the Term A and Term B loans was made in February 2004.

     The amortization schedules for the Term A loan and Term B loan facilities, after giving effect to the February 2004 prepayments, are provided below.

                                                              TERM LOAN A   TERM LOAN B
                                                              -----------   -----------
                                                                  ($ IN THOUSANDS)
2004 (remaining as of 3/30/04)..............................    $    --      $     --
2005........................................................     23,002         1,322
2006........................................................     53,017         1,763
2007........................................................         --         1,763
2008........................................................         --       137,505
                                                                -------      --------
  Total.....................................................    $76,019      $142,353
                                                                =======      ========

     As of December 31, 2003, our $250.0 million revolving credit facility was scheduled to terminate on June 28, 2004. In January 2004, the Company completed an amendment to this credit facility. Under the amendment, the lenders have committed to make advances and issue letters of credit until January 2007 in the aggregate amount not to exceed $185 million, subject to a borrowing base limitation. The amendment also increases the amount available for the issuance of letters of credit from $50 million to $75 million.

     Borrowings under the term loans and the revolving credit facility bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins are dependent upon Land O'Lakes credit ratings in the case of the Term A loan, and on the Company's leverage ratio in the case of the revolving credit facility. The margin on the Term B loan is fixed. As of December 31, 2003, interest rates on the Term A and Term B loans were 3.93% and 4.68%, respectively.

     The Term A loan facility is prepayable at any time without penalty. The Term B loan facility is prepayable with a penalty of 1% through October 10, 2004 and no penalty thereafter. The term loans are subject to mandatory prepayments, subject to certain limited exceptions, in an amount equal to (1) 50% of excess cash flow as defined in the facility agreement, of Land O'Lakes and the restricted subsidiaries measured annually following year end, (2) 100% of the net cash proceeds of asset sales and dispositions of property of Land O'Lakes and the restricted subsidiaries, to the extent not reinvested, (3) 100% of any casualty or condemnation receipts by Land O'Lakes and the restricted subsidiaries, to the extent not used to repair or replace assets, (4) 100% of joint venture dividends or distributions received by Land O'Lakes or the restricted subsidiaries, to the extent that they relate to the sale of property, casualty or condemnation receipts, or the issuance of any equity interest in the joint venture, (5) 100% of net cash proceeds from the sale of inventory or accounts receivable in a securitization transaction to the extent cumulative proceeds from such transactions exceed $100.0 million and (6) 100% of net cash proceeds from the issuance of unsecured senior or subordinated indebtedness issued by Land O'Lakes. In 2003, we made $195.8 million of prepayments on the Term A loan and $79.0 million of prepayments on the Term B loan, of which $224.8 million was mandatory and $50.0 million was optional. In February 2004, we made a mandatory prepayment of $26.5 million on Term A and Term B loans based on the excess cash flow calculation for December 31, 2003.

     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make payments on the Term A loan of $122.5 million and on the Term B loan of $52.5 million. These notes bear interest at a fixed rate of 9%, payable on June 15 and December 15 each year. The notes are callable beginning in year four at a redemption price of 104.5%. In year five, the redemption price is 102.25%. The notes are callable at par beginning in year six.

     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8 3/4%, payable on May 15 and November 15 each year. The notes are callable beginning in year six at a redemption price of 104.375%. In years seven and eight, the redemption price is 102.917% and 101.458%, respectively. The notes are callable at par beginning in year nine.

     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of December 31, 2003, the outstanding balance of Capital Securities was $190.7 million.

     The current ratings from Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P") on our secured and unsecured debt are as follows:

FACILITY (MATURITY)                                           MOODY'S   S&P
-------------------                                           -------   ---
$250 million senior secured (2004) (Revolving Credit
  Facility).................................................     B1      B+
$92 million senior secured (2006) (Term Loan A).............     B1      B+
$152 million senior secured (2008) (Term Loan B)............     B1      B+
$175 million 9.0% senior secured (2010).....................     B2       B
$350 million 8.75% senior unsecured (2011)..................     B3      B-
$191 million 7.45% Trust preferred..........................   Caa1     CCC

     Moody's and S&P's debt rating outlooks for our company are negative. Any further rating downgrades, although not anticipated for 2004, would not impact the interest rates associated with these facilities, and thus have no direct financial impact to the Company.

     The credit agreements relating to the Term loans and revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.0% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreements relating to the Term loans and revolving credit facility require us to maintain an interest coverage ratio and a leverage ratio. Theses actual and required ratios for the years ended December 31, 2003 and 2002 are as follows:

                                                          AT DECEMBER 31,   AT DECEMBER 31,
                                                               2003              2002
                                                          ---------------   ---------------
Actual Interest Coverage Ratio..........................     4.55 to 1         3.52 to 1
Required Interest Coverage Ratio:
  Must be at least......................................     2.50 to 1         2.50 to 1
Actual Leverage Ratio...................................     2.62 to 1         3.88 to 1
Required Leverage Ratio:
  Must be no greater than...............................     3.75 to 1         4.25 to 1

     An amendment to the credit agreements in January 2004 increased the required maximum leverage ratio to 4.75 to 1. The ratio steps down to 4.5 to 1 for the December 31, 2004 calculation, 4.0 to 1 for the December 31, 2005 calculation and to 3.75 to 1 for the December 31, 2006 calculation and thereafter. In 2004, we expect to be in compliance with the above ratios as defined in the credit agreements.

     Indebtedness under the term loans and revolving credit facility is secured by substantially all of the material assets of Land O'Lakes and its wholly-owned domestic subsidiaries (other than LOL Finance Co. and LOLFC, LLC) and Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC), including real and personal property, inventory, accounts receivable (other than those receivables which have been sold in connection with our receivables securitization), intellectual property and other intangibles. Indebtedness under the term loans and revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries (other than LOL Finance Co. and LOLFC, LLC) and Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC). The 9% senior notes are secured by a second lien on essentially all of the assets which secure the term loans and the revolving credit agreement, and are guaranteed by the same entities. The 8 3/4% senior notes are unsecured but are guaranteed by the same entities that guarantee the obligations under the term loans and revolving credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

     In order to reduce overall financing costs, we entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, Land O'Lakes, Land O'Lakes Farmland Feed LLC and Purina Mills, LLC sell feed, seed and certain swine receivables to LOL Farmland Feed SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Farmland Feed LLC. This subsidiary is a qualifying special purpose entity (QSPE) under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes Farmland Feed LLC or Land O'Lakes. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables multiplied by the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, we have retained reserves for estimated losses. As of December 31, 2003, $20.0 million was drawn under this securitization. The facility may be extended by mutual consent and is currently scheduled to terminate on April 28, 2004.

     In September 2003, we entered into a mandate letter and fee letter in connection with a proposed receivables securitization to expand our existing receivables securitization. The proposed receivables securitization would be substantially similar to the current receivables securitization except the term would be extended to three years, the limit would be increased to $200 million and dairy receivables would be added. Though we cannot be certain when and if the proposed receivables securitization will close, we currently anticipate closing will occur on or before March 31, 2004. If we enter into the proposed receivables securitization, we are required to use the cash proceeds from the transaction to repay a portion of the term loans under the senior bank facilities.

     In addition, we lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $51.7 million for the year ended December 31, 2003, $44.4 million for the year ended December 31, 2002 and $34.8 million for the year ended December 31, 2001. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases.

CAPITAL LEASES

     Cheese and Protein International (CPI), a consolidated joint venture of Land O'Lakes, leases the real property, certain equipment and the buildings relating to its cheese manufacturing and whey processing plant in Tulare, California (the "Lease"). The Lease is accounted for as a capital lease in our consolidated financial statements, and as of December 31, 2003 the lease balance was $99.2 million. The Lease base term commenced on April 30, 2002 and expires on the fifth anniversary, unless CPI requests, and the lessor approves, one or more one-year base term extensions, which could extend the base term to no more than ten years. We have entered into a Support Agreement in connection with the Lease. Pursuant to this agreement, we can elect one of the following options in the event CPI defaults on its obligations under the Lease: (i) assume the obligations of CPI, (ii) purchase the leased assets, (iii) fully cash collateralize the Lease, or (iv) nominate a replacement lessee to be approved by the lessor. The lease agreement requires among other things, that CPI maintain certain financial ratios including minimum tangible net worth and a minimum fixed charge coverage ratio, and complete certain capital expansion activities by June 1, 2004. In addition, CPI is restricted as to borrowings and changes in ownership.

     On March 28, 2003, the CPI lease agreement was amended. The amendment postponed the measurement of the fixed charge coverage ratio until March 2005. In addition, Land O'Lakes established a $20 million restricted cash account (which may be replaced with a letter of credit, at our option) which supports the lease. The restricted cash account or letter of credit would only be drawn upon in the event of a CPI default, and would reduce amounts otherwise due under the lease. This support requirement will be lifted when certain financial targets are achieved by CPI.

     The annual lease payments are disclosed below based on an assumed interest rate of 6% and a five-year lease term. The actual lease payments will vary with short-term interest rate fluctuations, as interest per the lease agreement is based on LIBOR. At the conclusion of the lease term, CPI is obligated to pay the remaining lease balance.

     The minimum CPI capital lease payments are as follows:

                                                                  PAYMENTS
                                                               --------------
                                                               (IN THOUSANDS)
Years ended December 31:
2004........................................................      $14,579
2005........................................................       14,050
2006........................................................       13,514
2007........................................................       74,052
2008........................................................           --
                                                                  -------
  Total minimum lease payments..............................      116,195
Less amount representing interest...........................       16,956
                                                                  -------
  Present value of minimum capital lease payments...........      $99,239
                                                                  =======

     Our joint venture partner, Mitsui, has a put option for its remaining interest, which can be exercised beginning on December 31, 2004 and which takes effect up to nine months following such notice. The put allows Mitsui to sell its entire remaining interest to us for $3.2 million, which we have reflected as a liability in the accompanying consolidated financial statements (see "Item 8. Financial Statements and Supplementary Data"), plus any future contributions which Mitsui may make. Mitsui may exercise the option earlier, but only if certain specified actions are deliberately taken by CPI or Land O'Lakes to Mitsui's material disadvantage. We do not expect that such a scenario will occur. If we acquire Mitsui's remaining equity interest, and if we do not replace Mitsui with another partner, CPI would become a restricted subsidiary under the senior bank facilities at that time. As a restricted subsidiary under the senior bank facilities, CPI's on-balance sheet debt and income or loss would be included in the covenant calculations for our senior bank facilities. Further, as a restricted subsidiary under the senior bank facilities, CPI would be required to guarantee our senior bank facilities, the 8 3/4% senior unsecured notes and the 9% senior secured notes.

     MoArk, a consolidated joint venture of Land O'Lakes, had capital leases at December 31, 2003 of $10.8 million for land, buildings, machinery and equipment at various locations. The interest rates on the capital leases range from 5.22% to 7.93% with the weighted average rate being 6.94%. The weighted average term until maturity is four years. Land O'Lakes does not provide any guarantees or support for any of MoArk's capital leases.

CRITICAL ACCOUNTING ESTIMATES

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

     We use derivative commodity instruments, primarily futures contracts, in our operations to lock in our ingredient input prices, primarily for our product inputs such as milk, butter and soybean oil for dairy foods, soybean meal and corn for animal feed, and soybeans for crop seed. The degree of our hedging position varies from less than one percent for butter to nearly 100% for soybean oil. In addition, purchase agreements with various vendors are used to varying degrees to lock in input prices. This decreases our exposure to changes in commodity prices. We do not use derivative commodity instruments for speculative purposes beyond formal position limits approved by senior management. The futures contracts are not designated as hedges under Statement of Financial Accounting Standards "(SFAS)" No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked to market (either Chicago Mercantile Exchange or Chicago Board of Trade) on the last day of each month and gains and losses are recognized as an adjustment to inventory and cost of sales.

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

     Recoverability of Long-Lived Assets. Our test for goodwill impairment is a two-step process and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. We assess the recoverability of other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies and/or changes in the economic environment in which we operate may result in future impairment charges.

RECENT ACCOUNTING PRONOUNCEMENTS

     On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. As permitted by the Interpretation, we early-adopted FIN 46 as of July 1, 2003 and began consolidating our joint venture interest in MoArk LLC ("MoArk"), an egg production and marketing company. FIN 46 was revised in December 2003 and is effective for us on January 1, 2005. The revision is not expected to have a significant impact on our consolidated financial statements.

     In May, 2003, the FASB issued Statement of Financial Accounting Standards 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement is effective for us as of January 1, 2004. We have evaluated the standard and have determined that it will not have an impact on our consolidated financial statements.

     In December 2003, the FASB revised Statement of Financial Accounting Standards 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement revises the disclosures about pension and other postretirement benefit plans. It requires additional disclosure regarding changes in benefit obligations and fair value of plan assets. The statement was effective for us as of December 31, 2003 and applicable disclosures are included in our financial statements.

     On January 12, 2004, the FASB issued FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The position permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Regardless of whether a sponsor elects that deferral, the position requires certain disclosures pending further consideration of the underlying accounting issues. The position is effective for us as of December 31, 2003, and we made the one-time election to defer accounting for the effects of the Act.

RISK FACTORS

OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT OBLIGATIONS AND OPERATE OUR BUSINESS.

     We are highly leveraged and have significant debt service obligations. As of December 31, 2003, after eliminating intercompany activity our aggregate outstanding consolidated indebtedness was $1,153.9 million, excluding unused commitments and including our 7.45% Capital Securities, and our total equity was $896.7 million. For the year ended December 31, 2003 our interest expense (net) was $82.9 million. We may incur additional debt from time to time to finance strategic acquisitions, investments and alliances, capital expenditures or for other purposes, subject to the restrictions contained in our debt agreements.

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

     - our level of debt may prevent us from raising the funds necessary to repurchase all of our 8 3/4% senior notes and the 9% senior secured notes tendered to us upon the occurrence of a change of control, which would constitute an event of default under the 8 3/4% senior notes and the 9% senior secured notes; and

     - our failure to comply with the financial and other restrictive covenants in our debt instruments could result in an event of default that, if not cured or waived, could cause our debt to become due immediately and permit our lenders to enforce their remedies.

     See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

     We expect to obtain the cash to make payments on our debt and to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements from our operations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure investors that our business will generate sufficient cash flow from operations, that we will realize currently anticipated cost savings, net sales growth and operating improvements on schedule, or at all, or that future borrowings will be available to us under our senior bank facilities, in each case, in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we cannot service our indebtedness, we will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our indebtedness, deferring revolvements and other member payments or seeking additional equity capital, which may adversely affect our membership and affect their willingness to remain members. These remedies may not be effected on commercially reasonable terms, or at all. In addition, the terms of existing or future financing agreements, including the credit agreements relating to our senior bank facilities, the agreements relating to our receivables securitization and the indentures for our 8 3/4% senior notes and the 9% senior secured notes may restrict us from adopting any of these alternatives. See "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations."

DESPITE OUR SUBSTANTIAL LEVERAGE, WE WILL BE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR SUBSTANTIAL LEVERAGE, INCLUDING OUR ABILITY TO SERVICE OUR DEBT.

     The agreements governing our debt will permit us, subject to certain conditions, to incur a significant amount of additional indebtedness. In addition, we may incur additional debt under our $185 million revolving credit facility, of which $136.5 million was available to us as of February 27, 2004. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, could intensify.

RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS LIMIT OUR ABILITY TO FINANCE FUTURE OPERATIONS OR CAPITAL NEEDS OR ENGAGE IN OTHER BUSINESS ACTIVITIES THAT MAY BE IN OUR INTEREST.

     The terms of our current debt agreement impose, and the terms of any future debt may impose, operating and other restrictions on us and our restricted subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, among other things, our and our restricted subsidiaries' ability to:

     - incur additional debt;

     - issue redeemable equity interests and preferred equity interests;

     - pay dividends or make other distributions;

     - repurchase equity interests;

     - make other restricted payments including, without limitation, investments;

     - create liens;

     - redeem debt that is junior in right of payment to the notes;

     - sell or otherwise dispose of assets, including capital stock of subsidiaries;

     - enter into agreements that restrict dividends from subsidiaries;

     - enter into sale/leaseback transactions;

     - enter into mergers or consolidations; and

     - enter into transactions with affiliates.

     In addition, our senior bank facilities include other and more restrictive covenants and prohibit us from prepaying our other debt, while debt under our senior bank facilities is outstanding. The agreements governing our senior bank facilities also require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

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

     A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under our senior bank facilities and could trigger cross default provisions in the agreements governing our other debt. If a default occurs, certain of our debt agreements, including our senior bank facilities, allow the lenders to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable which would result in an event of default under the indenture governing our 8 3/4% senior notes and our 9% senior secured notes and a termination event under the agreements governing our receivables securitization. Lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, those lenders will also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If this debt was to be accelerated, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness. If not cured or waived, such default could give our lenders the right to enforce other remedies that would interrupt the operation of our business.

     See "Management's discussion and analysis of financial condition and results of operations -- Liquidity and capital resources."

AN OVERSUPPLY OF FOOD PROTEIN IN THE UNITED STATES MARKET HAS REDUCED, AND COULD CONTINUE TO REDUCE, OUR SALES AND MARGINS.

     Our animal feed segment supplies feed to farmers and specialized livestock producers for use in their commercial production of livestock. When the price that these producers receive for their livestock declines as a result of an oversupply of food protein (such as beef, pork and chicken), such producers may decide to lower their production levels or seek alternative, lower margin products, resulting in lower sales and margins for us. Since 1998, in the case of swine feed, and since 2001, in the case of dairy feed, we have experienced erosion of commodity feed volumes. This erosion has primarily resulted from low prices for market hogs and milk, which has led to a liquidation of herds, decreased demand for feed and a shift to lower margin feed. In 2003, dairy feed volumes were down 9% compared to 2002, and there were also reductions of 10% and 14%, respectively, in poultry and swine feed volumes. We expect lower volumes in dairy, poultry and swine feed to continue into 2004. Currently several countries have banned the import of U.S. fed beef as a result of the discovery of BSE in the U.S. marketplace. Export bans as well as the existing ban on Canadian import of cattle and beef products have introduced volatility in the cattle and beef-related markets. Currently, beef supplies have been reduced due to a cutoff of Canadian cattle imports due to contamination concerns which have temporarily increased beef prices. When either the export or import ban is lifted, there may be a substantial change in available feeder cattle.

GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED AND COULD CONTINUE TO DECREASE OUR SALES AND MARGINS.

     We operate 13 dairy facilities which are located in different regions of the United States. Milk production in certain regions, including the Midwest and Northeast, is decreasing as smaller producers in these regions have ceased milk production and larger producers in the West have increased milk production. Since 1993, cow numbers have declined 27% in Minnesota and 17% in Wisconsin and the Minnesota/Wisconsin share of nationwide dairy manufacturing volume has declined from 41% to 33%. In addition, a producer, whether a member or a non-member, may decide not to supply milk to us or may decide to stop supplying milk to us when the term of its contractual obligation expires. Where milk production is not sufficient to fully support our operations, such as the Midwest and Northeast, we are not able to operate our plants at a capacity that is profitable, are forced to transport milk from a distance or are forced to pay higher prices for our milk supply. These conditions have decreased, and could continue to decrease, operating sales and margins.

     In response to decreased milk production in the Upper Midwest, we are restructuring our dairy facility infrastructure to increase production efficiencies and reduce costs. There can be no assurance that this restructuring will be successful in increasing production efficiencies or reducing costs.

     In addition, as dairy production has shifted from the Upper Midwest to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchasing a higher margin mixed feed product delivered to the farm. If this shift continues, we will continue to have decreased volumes of animal feed in the Midwest and increased costs of production as we are unable to operate certain of our Midwestern plants at a capacity that is profitable.

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

     To the extent that consumer preference evolves away from products that we produce for health or other reasons, and we are unable to create new products that satisfy new consumer preferences, there will be a decreased demand for our products. There has been a recent trend toward consolidation among food retailers which we expect to continue. As a result, these food retailers are selecting product suppliers who can meet their needs nationwide. If our products are not selected by these food retailers, our sales volumes could be significantly reduced. In addition, national distributors or regional food brokers could choose not to carry our products. Because of the high degree of consolidation of national food distributors, the decision of a single such distributor not to carry our products could have a serious impact on our revenues. Any shift in consumer preferences away from our products could decrease our revenues and cash flow and impair our ability to fulfill our obligations under our debt obligations and operate our business.

     Our lifestyle animal feed business relies on the sale of animal feed products to consumers who own animals for recreational purposes or hobbies. The impact of an extended economic downturn in the U.S. economy could cause some of these owners to sell their animals or to seek alternative, less expensive products.

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

     The animal feed industry is highly fragmented, with the bulk of the industry consisting of many small local manufacturers, several regional manufacturers and a limited number of national manufacturers. However, as meat processors and livestock producers become larger they tend to integrate their business by acquiring or constructing their own feed production facilities. As a result, the available market for commercial feed may become smaller and competition may increase, which could materially adversely affect our business and financial condition. In addition, purchasers of commercial feed tend to select products based on price and performance. Furthermore, some of our feed products are purchased from third parties without further processing by us. As a result of this price competition and the lack of processing for some of our products, the barriers to entry for competing feed products are low.

     The crop seed industry consists of large companies such as Pioneer, Monsanto and Syngenta which possess large genetic databases and produce and distribute a wide range of seeds, as well as niche companies which distribute seed products for only one or a few crops. Because approximately 85% of our crop seed sales come from sales of alfalfa, soybeans, corn and forage and turf grasses, technological developments by our competitors in these areas could result in significantly decreased sales and could materially adversely affect our business and financial condition.

     The swine industry is highly fragmented with the bulk of the industry consisting of many regional producers. However, as pork processors become larger they tend to integrate their businesses by acquiring their own swine production facilities. As a result, the demand for feeder pigs and market hogs produced by independent producers may decrease and competition among independent producers may increase.

     The wholesale agronomy industry consists of a few national crop protection product distributors such as Helena and Wilbur-Ellis, a few national crop nutrient product distributors such as Cargill, IMC, PCS, Agrium and Royster-Clark, as well as smaller regional brokers and distributors. Competition in the industry may intensify as distributors consolidate to increase distribution capabilities and efficiencies, which could materially adversely affect Agriliance's business and our financial condition.

     MoArk competes with other egg processors, including Cal-Maine Foods, Rose Acre Farms, Inc. and Michael Foods. MoArk competes with these companies based upon its low cost production system and its diversified product line. Competition in the egg industry may intensify as distributors consolidate to increase efficiencies, which could materially adversely affect MoArk's business and financial condition.

OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER
CONDITIONS.

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

     The sales of crop seed and crop nutrient and crop protection products are dependent upon the planting and growing season, which varies from year to year, resulting in both highly seasonal patterns and substantial fluctuations in our quarterly sales and operating profits. Most sales of our seed products and of Agriliance's agronomy products are in the first half of the year during the spring planting season in the United States. If the spring is particularly wet, farmers will not apply crop nutrient and crop protection products because they will be washed away and will be ineffective if applied. Over the past two years, our customers have purchased more crop seed in the fourth quarter rather than waiting until the first quarter of the following year. This crop seed volume shift is because of third-party seed suppliers' incentives to customers to take seed product early.

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

INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILITY.

     We require a substantial amount of electricity, natural gas and gasoline to manufacture, store and transport our products. The prices of electricity, natural gas and gasoline fluctuate significantly over time. Many of our products compete based on price, and we may not be able to pass on increased costs of production, storage or transportation to our customers. As a result, increases in the cost of electricity, natural gas or gasoline could substantially harm our business and results of operations. Due to price competition in the marketplace, Agriliance may not be able to pass on the entire increase in crop nutrient costs to customers (approximately 80% of nitrogen-based crop nutrient input cost is natural gas), therefore Agriliance's margins on crop nutrient products could be lower than they would have been had natural gas and fertilizer costs remained constant. In addition, a higher sales price of fertilizer could result in a reduction of sales volume. Increases in natural gas prices may not occur to the same degree in countries where natural gas does not have as many other uses, such as countries with temperate climates where natural gas is not used as a heating fuel. As a result of these demand differences, crop nutrient producers in the United States may be at a competitive disadvantage to some international competitors during periods of natural gas price increases.

OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

     The productivity and profitability of our businesses depend on animal and crop health and on disease control.

     We face the risk of outbreaks of bovine spongiform encephalopathy ("BSE" or "Mad Cow disease"), which could lead to the destruction of beef cattle and dairy cows and decreased demand for dairy and beef products. If this occurs, we would also face reduced milk supply and increased cost to produce our dairy products, which could reduce our sales and operating margins. In addition, we could have decreased demand for our feed products as dairy and beef producers decrease their herd sizes due to decreased demand for dairy and beef products.

     We face the risk of outbreaks of foot-and-mouth disease, which could lead to a significant destruction of cloven-hoofed animals such as dairy cattle, beef cattle, swine, sheep and goats and significantly reduce the demand for meat products. Because foot-and-mouth disease is highly contagious and destructive to susceptible livestock, any outbreak of foot-and-mouth disease could result in the widespread destruction of all potentially infected livestock. Our feed operations could suffer as a result of decreased demand for feed products. If this happens, we could also have difficulty procuring the milk we need for our dairy operations and incur increased cost to produce our dairy products, which could reduce our sales and operating margins. In addition, we may be prevented from selling or transporting hogs.

     We face the risk of outbreaks of poultry diseases, such as Newcastle disease and avian influenza, which could lead to the destruction of poultry flocks. Because these diseases can be highly contagious and destructive, any such outbreak of disease could result in the widespread destruction of infected flocks. If this happens, we could experience a decreased demand for our poultry feed which could reduce our sales and operating margins. In addition, if such diseases spread to flocks owned by MoArk, MoArk could experience a decreased supply of layers and eggs, which could reduce MoArk's sales and operating margins.

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

     Many of our products, particularly in our dairy foods, feed, swine and layers segments, use dairy or agricultural commodities as inputs or constitute dairy or agricultural commodity outputs. Consequently, increased cost of commodity inputs and decreased market price of commodity outputs may reduce our operating profit.

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

     In 1999, our earnings were significantly impacted by the dramatic declines in the price of cheese and butter, which caused a $62.1 million write-down of our inventory of cheese products and, to a lesser extent, butter. Based on data from the Chicago Mercantile Exchange, commodity block cheese prices began that year at $1.90 per pound and finished at $1.20 per pound, and decreased commodity prices occurred throughout the year as we were building our inventory necessary during the peak sales periods of fall and winter.

     The animal feed segment follows industry standards for feed pricing. The feed industry generally prices products on the basis of income over ingredient cost per ton of feed. This practice tends to mitigate the impact of volatility in commodity ingredient markets on our animal feed margins. However, if our commodity input prices were to increase dramatically, we may be unable to pass these prices on to our customers, who may find alternative feed sources at lower prices or may exit the market entirely. This increased expense could reduce our profitability.

     We have ownership interests in swine. In recent years, the market for hogs and wholesale pork has been the subject of extreme market fluctuations as a result of a number of factors, including industry expansion, increased processor capacity, changes in consumer demand and an oversupply of food proteins (such as beef, pork and chicken). In December 1998, the price of hogs hit its lowest point in nearly forty years, resulting in the price we received for a finished hog being substantially less than the cost to produce the hog. The prices for weanling and feeder pigs also decreased dramatically. These conditions persisted into 1999 resulting in operating losses in the swine production business. Continued volatility in market prices contributed to modest operating profits in our swine segment in 2000 and 2001 and losses in 2002 and 2003. In 2001, the average price per hundred weight for market hogs was $46.52 compared to $35.86 in 2002. In 2003, the average price per hundred weight for market hogs was $40.59. We are vulnerable to adverse price movements in our cost plus contracts and market risk sharing program, which guarantee swine producers certain minimum prices for market hogs and feeder pigs.

     Our MoArk joint venture produces and markets eggs. Recently, market prices for eggs have improved, in part, from a declining chick hatch and changes in response to new animal welfare guidelines. If these market dynamics change, the supply of eggs may materially increase, and the price of eggs may decrease. To the extent the price of eggs decreases, MoArk's ability to make dividend distributions to the Company could be diminished.

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

AGRILIANCE'S BUSINESS MAY BE ADVERSELY AFFECTED BY AGRILIANCE'S DEPENDENCE UPON ITS SUPPLIERS.

     Agriliance relies on a limited number of suppliers for the agronomy products it sells. In 2003, approximately 55% of Agriliance's crop protection products were sourced from three suppliers. In the event Agriliance is unable to purchase its agronomy products on favorable terms from these suppliers, Agriliance may be unable to find suitable alternatives to meet its product needs. In addition, Agriliance procures approximately 32% of its fertilizer needs from CF Industries.

A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.

     Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives. As a cooperative, we are not taxed on earnings from member business that we deem to be patronage income allocated to our members. However, we are taxed as a typical corporation on the remainder of our earnings from our member business (those earnings which we have not deemed to be patronage income) and on earnings from nonmember business. If we were not entitled to be taxed as a cooperative, our tax liability would be significantly increased. For additional information regarding our cooperative structure and the taxation of cooperatives, see the section in this annual report entitled "Item 1.
Business -- Description of the Cooperative."

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

     We believe that the recipes and production methods for our dairy and spread products and formulas for our feed products are trade secrets. In addition, we have amassed a large body of knowledge regarding animal nutrition and feed formulation which we believe to be proprietary. Because most of this proprietary information is not patented, it may be more difficult to protect. We rely on security procedures and confidentiality agreements to protect this proprietary information, however such agreements and security procedures may be insufficient to keep others from acquiring this information. Any such dissemination or misappropriation of this information could deprive us of the value of our proprietary information and negatively affect our results.

     We license the trademarks Purina, Chow and the "Checkerboard" Nine Square logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. Under the terms of the license agreement, Nestle Purina PetCare Company retains primary responsibility for protecting the licensed trademarks from infringement. If Nestle Purina PetCare Company fails to assert its rights to the licensed trademarks, we may be unable to stop such infringement or cause them to do so. Any such infringement of the licensed trademarks, or of similar trademarks of Nestle Purina PetCare Company, could result in a dilution in the value of the licensed trademarks.

OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

     Many of our branded feed products are marketed under the trademarks Purina, Chow and the "Checkerboard" Nine Square logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. Nestle Purina PetCare Company markets widely recognized products under the same trademarks and has given other unaffiliated companies the right to market products under these trademarks. A competitor of ours, Cargill, licenses from Nestle Purina PetCare Company the right to market the same types of products which we sell under these trademarks in countries other than the United States. Acts or omissions by Nestle Purina PetCare Company or other unaffiliated companies may adversely affect the value of the Purina, Chow and the "Checkerboard" Nine Square logo trademarks and the demand for our products. Third-party announcements or rumors about these unaffiliated companies could also have these negative effects.

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

WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS AND REGULATIONS APPLICABLE TO OUR OPERATIONS.

     We are subject to various Federal, state, local, and foreign environmental laws and regulations, including those governing the use, storage, discharge and disposal of solid and hazardous materials and wastes. Violations of these laws and regulations (or of the permits required for our operations) may lead to civil and criminal fines and penalties or other sanctions. For example, we have been paying monthly surcharges to the City of Tulare, California because we have been exceeding the applicable wastewater discharge limits since that plant was brought into production. We expect that we will incur approximately $1.25 million in surcharges before this issue is resolved.

     These laws and regulations may also impose liability for the clean-up of environmental contamination. Many of our current and former facilities have been in operation for many years and, over time, we and other operators of those facilities have generated, used, stored, or disposed of substances or wastes that are or might be defined as hazardous under applicable environmental laws, including chemicals and fuel stored in underground and above-ground tanks, animal wastes and large volumes of wastewater discharges. As a result, the soil and groundwater at or under certain of our current and former facilities is or may be contaminated, and we may be required in the future to make material expenditures to investigate, control and remediate such contamination.

     We have been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") or similar state statutes and currently have unresolved liability with respect to the past disposal of hazardous substances at several of our former facilities and at waste disposal facilities operated by third parties. Under CERCLA, any current or former owner, operator or user of a contaminated site may be held responsible for the entire cost of investigating and remediating such contamination, regardless of fault or the legality of the original disposal.

     Although compliance and clean-up costs have not been material in the past, the imposition of additional or more stringent environmental laws or unexpected remediation obligations could result in significant costs and have a material adverse effect on our business, financial condition, or results of operations.

STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

     As of December 31, 2003, approximately 26% of our employees were covered by collective bargaining agreements, some of which are due to expire within the next twelve months. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs. See "Business -- Employees" for additional information.

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

     As part of our trading activity, we utilize futures and option contracts offered through regulated commodity exchanges to reduce risk on the market value of our inventories and our fixed or partially fixed purchase and sale contracts. We do not utilize hedging instruments for speculative purposes beyond the formal position limits established by senior management.

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

     The notional or contractual amount of futures contracts provides an indication of the extent of our involvement in such instruments for the dates and the periods provided below, but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of our futures contracts follows:

                                                           AT DECEMBER 31,
                                               ---------------------------------------
                                                      2003                 2002
                                               ------------------   ------------------
                                               NOTIONAL    FAIR     NOTIONAL    FAIR
                                                AMOUNT     VALUE     AMOUNT     VALUE
                                               --------   -------   --------   -------
                                                           (IN THOUSANDS)
Commodity futures contracts
  Commitments to purchase....................  $179,004   $13,384   $108,359   $(4,543)
  Commitments to sell........................   (43,052)     (517)   (56,969)     (615)
                                               --------   -------   --------   -------
     Total outstanding derivatives...........  $135,952   $12,867   $ 51,390   $(5,158)
                                               ========   =======   ========   =======

                                                       YEAR ENDED DECEMBER 31,
                                             -------------------------------------------
                                                     2003                   2002
                                             --------------------   --------------------
                                                         REALIZED               REALIZED
                                             NOTIONAL     GAINS     NOTIONAL     GAINS
                                              AMOUNT     (LOSSES)    AMOUNT     (LOSSES)
                                             ---------   --------   ---------   --------
                                                           (IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange traded
     contracts:
  Commitments to purchase..................  $ 769,218    $4,652    $ 185,564   $(3,874)
  Commitments to sell......................  $(535,935)   $1,479    $(167,410)  $ 1,093

INTEREST RATE RISK

     We manage interest expense using a mix of fixed and floating rate debt. As of December 31, 2003, we had $244.8 million in floating rate debt outstanding under the credit agreements relating to the term loans and revolving credit facility. Also at December 31, 2003 we had $110 million for obligations under capital lease which have lease payments that fluctuate with short-term interest rates. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Holding other variables constant, including levels of indebtedness, a one-percentage point increase in interest rates would have an estimated negative impact on pretax earnings and cash flows for 2004 of approximately $3.5 million. The fixed rate debt as of December 31, 2003 totaled $762.6 million. A 10% adverse change in market rates would potentially impact the fair value of our fixed rate debt by $11 million.

INFLATION RISK

     Inflation is not expected to have a significant impact on our business, financial condition or results of operations. We generally have been able to offset the impact of inflation through a combination of productivity improvements and price increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and notes thereto required pursuant to this Item 8 begin immediately after the signature page of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information with respect to our directors and executive officers as of March 30, 2004:

NAME                                    AGE                   TITLE
----                                    ---                   -----
John E. Gherty........................  60    President and Chief Executive Officer
Daniel Knutson........................  47    Senior Vice President and Chief
                                              Financial Officer
Robert DeGregorio.....................  47    President, Land O'Lakes Farmland Feed
Chris Policinski......................  45    Executive Vice President and Chief
                                              Operating Officer, Dairy Foods
Fernando Palacios.....................  44    Vice President Operations and Supply
                                              Chain, Dairy Foods
Peter Simonse.........................  45    Vice President, Treasurer

NAME                                    AGE                   TITLE
----                                    ---                   -----
Don Berg..............................  57    Vice President, Public Affairs
Peter Janzen..........................  44    Vice President, General Counsel
Karen Grabow..........................  54    Vice President, Human Resources
Lynn Boadwine.........................  40    Director
Harley Buys...........................  51    Director
Ben Curti.............................  53    Director
Kelly Davidson........................  52    Director
Richard Epard.........................  64    Director
Gordon Hoover.........................  46    Director
Peter Kappelman.......................  41    Director, Chairman of the Board
Cornell Kasbergen.....................  46    Director
Paul Kent, Jr. .......................  53    Director
Kevin Kepler..........................  49    Director
Larry Kulp............................  61    Director
Charles Lindner.......................  52    Director
John Long.............................  54    Director
Manuel Maciel, Jr. ...................  59    Director, Second Vice Chairman of the
                                              Board
Robert Marley.........................  52    Director
Jim Miller............................  62    Director
Ronnie Mohr...........................  55    Director
Art Perdue............................  59    Director
Don Ranck.............................  57    Director
Douglas Reimer........................  53    Director, Secretary
Rich Richey...........................  56    Director
Kenneth Schoenberg....................  56    Director
Larry Wojchik.........................  52    Director, First Vice Chairman of the
                                              Board
John Zonneveld, Jr. ..................  50    Director
Bobby Moser...........................  61    Nonvoting Advisory Member

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

     Fernando Palacios, Vice President Operations and Supply Chain of Dairy Foods since 2000. Before joining Land O'Lakes, Mr. Palacios served as the Director of Consumer Goods Consulting at KPMG LLP from 1997 to 2000. Mr. Palacios also serves as the Chief Operating Officer of Melrose Dairy Proteins.

     Peter Simonse, Vice President and Treasurer since December 2002. Prior to his appointment to this position Mr. Simonse served as Treasurer since 2000, when he joined the Company. Before joining Land O'Lakes, Peter spent 14 years with the Amoco Corporation in various finance roles, his last being Vice President of Finance, Exploration Business Group.

     Don Berg, Vice President of Public Affairs since December, 2000. Prior to his appointment to this position Mr. Berg served as Vice President of Milk Procurement for 15 years. Don has been employed with our company for 34 years.

     Peter Janzen, Vice President and General Counsel since February 2004. Mr. Janzen joined our company as an attorney in 1984. He holds a Juris Doctor degree from Hamline University.

     Karen Grabow, Vice President of Human Resources since September, 2001. Prior to joining our company, Karen was employed as the Vice President, Human Resources of Target Corporation. She held this position since 1993.

     Lynn Boadwine has held his position as director since 1999 and his present term of office as a director will end in February, 2008. Mr. Boadwine operates Boadwine Farms, Inc., a farm in South Dakota.

     Harley Buys has held his position as director since February 27, 2003 and his present term of office as a director will end in February, 2008. Mr. Buys farms corn, soybeans and alfalfa and operates a dairy farm in partnership with his son in Edgerton, Minnesota.

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

     Art Perdue has held his position since February 26, 2004 and his present term of office as a director will end in February, 2008. Mr. Perdue manages Farmers Union Oil Company, a diversified cooperative with sales of $40 million.

     Don Ranck has held his position since February 26, 2004 and his present term of office as a director will end in February, 2005. Mr. Ranck owns and manages Verdant View Farm, an 82-cow, 115 acres operation.

     Douglas Reimer has held his position as director since 2001 and his present term of office as a director will end in February, 2007. Mr. Reimer is the managing partner of Deer Ridge S.E.W. Feeder Pig LLC, located in Iowa.

     Rich Richey has held his position since February 26, 2004 and his present term of office as a director will end in February, 2008. Mr. Richey is the general manager of Husker Co-Op in Columbus, Nebraska, a full-service cooperative with 10 locations and sales of $43 million.

     Kenneth Schoenberg has held his position as director since 1997 and his present term of office as a director will end in February, 2005. Mr. Schoenberg operates a dairy farm in Pennsylvania.

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

     The Company's Board of Directors passed a resolution, for calendar year 2004, stating that the Company will not designate an audit committee financial expert, as such term is defined in Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission. Similar to other cooperative corporations, the Company's Board of Directors is comprised of cooperative members who become members by virtue of purchases they make of cooperative products or sales they make to the cooperative. Accordingly, while each Board member possesses a strong agricultural background, no current member possesses, in the Board's present estimation, the requisite experience to qualify as audit committee financial expert.

     The Company adopted a code of ethics applicable to it senior financial officers, which include, the chief executive officer, the chief financial officer, the chief operating officers of each operating division, the treasurer, the controller and any person serving in a similar capacity. The code is a "code of ethics" as defined by applicable rules promulgated by the Securities and Exchange Commission. The code is publicly available on the Company's website at www.landolakesinc.com. If the Company makes any amendments to the code other than technical, administrative or other non-substantive amendments, or grants any waivers from a provision of this code to a senior financial officer, the Company will disclose, on its website, the nature of the amendment or waiver, its effective date and to whom it applies.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table shows, for the Chief Executive Officer of Land O'Lakes and each of our four other most highly compensated executive officers, information concerning compensation earned for services in all capacities during the year ended December 31, 2003.

                           SUMMARY COMPENSATION TABLE

                                                              LONG-TERM COMPENSATION
                                                           ----------------------------
                                                               AWARDS         PAYOUTS
                                                           ---------------   ----------
                                    ANNUAL COMPENSATION      SECURITIES
                                    --------------------     UNDERLYING         LTIP          ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR   SALARY($)   BONUS($)   OPTIONS/SARS(#)   PAYOUTS($)   COMPENSATION($)(1)
---------------------------  ----   ---------   --------   ---------------   ----------   ------------------
John E. Gherty, President
  and Chief Executive
  Officer.................   2003   $700,000    $307,440       16,000          $  --            56,828
Chris Policinski, Executive
  Vice President and Chief
  Operating Officer, Dairy
  Foods Group.............   2003    453,269     251,515        7,000             --            32,504
Duane Halverson, Executive
  Vice President and Chief
  Operating Officer, Ag
  Services................   2003    460,000     159,183        7,000             --            36,453
Robert DeGregorio,
  President, Land O'Lakes
  Farmland Feed LLC(2)....   2003    367,539     125,333        5,000             --            28,764
Dan Knutson, Senior Vice
  President and Chief
  Financial Officer.......   2003    402,115     176,965        7,000             --            27,380

---------------

(1) The amounts shown in the table for 2003 reflect life insurance premiums paid by Land O'Lakes in the amount of $8,600 for Mr. Gherty, $3,475 for Mr. Policinski, $8,400 for Mr. Halverson, $3,800 for Mr. DeGregorio, and $3,900 for Mr. Knutson. The amount for Mr. Gherty also includes a car allowance in the amount of $9,154. The amounts also include contributions made by Land O'Lakes on behalf of the named individuals under the qualified and non-qualified defined contribution plans of Land O'Lakes as follows:

                                                   COMPANY MATCHING
                                                     CONTRIBUTION     COMPANY CONTRIBUTION
NAME                                               (QUALIFIED PLAN)   (NON-QUALIFIED PLAN)
----                                               ----------------   --------------------
Mr. Gherty.......................................       $6,000              $22,252
Mr. Policinski...................................        6,000               13,452
Mr. Halverson....................................        6,000               11,355
Mr. DeGregorio...................................        6,000                9,355
Mr. Knutson......................................        6,000                7,951

---------------

(2) Mr. DeGregorio is the President of Land O'Lakes Farmland Feed and also performs policy making functions for Land O'Lakes.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS
                         -------------------------------------------------------
                                          PERCENT OF                                  AT ASSUMED ANNUAL
                           NUMBER OF        TOTAL                                   RATES OF STOCK PRICE
                          SECURITIES     OPTIONS/SARS                              APPRECIATION FOR OPTION
                          UNDERLYING      GRANTED TO    EXERCISE OF                        TERM(2)
                         OPTIONS/SARS    EMPLOYEES IN      BASE       EXPIRATION   -----------------------
NAME                     GRANTED(#)(1)   FISCAL YEAR    PRICE($/SH)      DATE        5%($)        10%($)
----                     -------------   ------------   -----------   ----------   ----------   ----------
John E. Gherty.........     16,000           12.5%        $27.69      3-31-2013     $278,625     $706,092
Chris Policinski.......      7,000            5.5          27.69      3-31-2013      121,899      308,915
Duane Halverson(3).....      7,000            5.5          27.69      3-31-2013      121,899      308,915
Robert DeGregorio(3)...      5,000            3.9          27.69      3-31-2013       87,070      220,654
Daniel Knutson.........      7,000            5.5          27.69      3-31-2013      121,899      308,915

---------------

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

(3) As a result of Purina synergies targets being achieved as of December 31, 2003, 1,250 options in the name of Mr. Halverson and 2,500 options in the name of Mr. DeGregorio were partially vested at 50% based on an original issue date of January 1, 2002. This number of shares is not reflected in the number of securities granted column in the table above.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

     The purpose of the following table is to report exercises of options to purchase Units by the named executive officers of Land O'Lakes during the fiscal year ended December 31, 2003 and any value of their unexercised options as of December 31, 2003. The named executive officers did not exercise options in fiscal 2003. Land O'Lakes has not issued any stock appreciation rights to the named executive officers.

                                                                                            VALUE OF UNEXERCISED
                                                                                                IN-THE-MONEY
                                                              NUMBER OF UNEXERCISED             OPTIONS/SARS
                                                              OPTIONS AT FY-END(#)             AT FY-END($)(1)
                           SHARES ACQUIRED      VALUE      ---------------------------   ---------------------------
NAME                       ON EXERCISE(#)    REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                       ---------------   -----------   -----------   -------------   -----------   -------------
John E. Gherty...........         --              --         24,000         24,000            --             --
Chris Policinski.........         --              --         10,500         10,500            --             --
Duane Halverson..........         --              --         11,750         11,750            --             --
Robert DeGregorio........         --              --         10,000         10,000            --             --
Daniel Knutson...........         --              --         10,500         10,500            --             --

---------------

(1) Value is based on a Unit value of $27.11, which was the value of the Units on December 31, 2003, minus the purchase price.

LAND O'LAKES EMPLOYEES SAVINGS AND SUPPLEMENTAL RETIREMENT PLAN

     The Land O'Lakes Employee Savings and Supplemental Retirement Plan is a qualified defined contribution 401(k) plan which permits employees to make both pre-tax and after-tax contributions. All full-time, non-union Land O'Lakes employees are eligible to participate. Union employees may participate if their participation is specified by their collective bargaining agreement. Subject in all cases to maximum contribution limits established by law, the maximum total contribution for non-highly compensated employees is 60% of compensation; the maximum pre-tax contribution for such employees is 50%. For highly compensated employees, the maximum total contribution is 12% of compensation and the maximum pre-tax contribution is 8%. The Company matches 50% of the first 6% of pre-tax contributions made by employees. Employees are immediately 100% vested in their full account balance, including the Company match.

EXECUTIVE ANNUAL VARIABLE COMPENSATION PLAN

     The Executive Annual Variable Pay Compensation Plan is a plan for executive officers of Land O'Lakes. During 2003, the target award opportunity varies by the participant's position up to a maximum target award of 45% of base pay. Awards from this plan are dependent on a combination of three elements of performance: 1) company overall results (20%); 2) targets for business performance (65%); and 3) individual performance commitments (15%). A minimum of 6% after-tax return on equity is the threshold performance level required to trigger any payments from the plan. Targets for company results, business performance, and individual performance commitments are established annually. Once maximum results from all of these components are achieved, the maximum award of 79-102% of base salary may be granted.

     For 2004, the target award opportunity varies by the participant's position up to a maximum target award of 45% of base pay. Awards from this plan are dependent on a combination of three elements of performance: 1) company overall results (20%); 2) targets for business performance (65%); and 3) individual performance commitments (15%). Company net earnings of $0 dollars (breakeven) are required to trigger payments from this plan. Targets for company results, business performance, and individual performance commitments are established annually. Once maximum results from all of these components are achieved, the maximum award of 79-102% of base salary may be granted.

LAND O'LAKES, INC. EXECUTIVE LONG-TERM VARIABLE COMPENSATION PLAN (2004-2006)

     The Land O'Lakes, Inc. Executive Long-Term Variable Pay Compensation Plan is effective for years 2004-2006. The President and all officers of Land O'Lakes who were not otherwise participating in a long-term variable plan are eligible. The target award is 50-60% of base salary and the maximum award is 62.5-75% of base salary at the end of the performance period. Corporate Staff Officers awards are made based on Total Land O' Lakes Return on Invested Capital (ROIC) and Pretax Earnings and Business Unit Officers awards are made based on Business Unit Return on Invested Capital (ROIC) and Pretax Earnings for the period between January 1, 2004 and December 31, 2006. The awards are payable in cash or eligible to be deferred at the option of the award recipient.

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

LAND O'LAKES NON-QUALIFIED DEFERRED COMPENSATION PLAN

     The Land O'Lakes Non-Qualified Deferred Compensation Plan provides a select group of employees with base salaries equal to or in excess of $95,000 an opportunity to elect to defer a portion of their compensation for later payment at the earlier of their death, disability, retirement or other termination. Eligible employees may elect to defer a minimum of $1,000 up to a maximum 30% of base compensation and 100% of variable pay. The default distribution is monthly installments over a five year period. Deferred compensation is included as compensation for purposes of the company's qualified retirement plan, but is excluded from the company's qualified savings plan. The Company adds an additional amount equal to three percent (3%) of the participant's elective deferrals to this plan. In addition, at the end of each calendar quarter, the Company credits the participant's account balance with modest interest at a rate announced in advance of each calendar year. Benefits of this plan are paid out of the general assets of the corporation.

     Land O'Lakes maintains three non-qualified excess benefit plans for its officers. Benefits for all three of these plans are paid out of the general assets of the corporation.

NON-QUALIFIED EXECUTIVE EXCESS BENEFIT SAVINGS PLAN

     The Non-Qualified Executive Excess Benefit Savings Plan provides a benefit to officers who participate in this savings plan by crediting an amount to a deferred compensation account which represents 3% of total compensation, net of any deferred compensation, less the amount of the Company match contributed to the qualified savings plan. Account balances are credited with a modest rate of interest quarterly. Distributions are made under the same circumstances and on the same terms as the individual has elected under the Land O'Lakes Non-Qualified Deferred Compensation Plan, or according to the default provisions of the Land O'Lakes Non-Qualified Deferred Compensation Plan in the absence of an election.

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

NON-QUALIFIED EXECUTIVE EXCESS BENEFIT PLAN (IRS LIMITS)

     The Non-Qualified Executive Excess Benefit Plan (IRS Limits) provides a non-qualified benefit to officers which is the equivalent of the difference between the benefit that would have been payable to the executive if the Land O'Lakes Employee Retirement Plan benefit formula were applied to the executive's actual compensation, without regard for limitations on compensation or benefits imposed by the Internal Revenue Code, and the benefit actually payable under the Land O'Lakes Employee Retirement Plan with IRS compensation limits in place.

NON-QUALIFIED EXECUTIVE EXCESS BENEFIT PLAN (1989 FORMULA)

     The Non-Qualified Executive Excess Benefit Plan (1989 Formula) provides a non-qualified benefit to individuals who were officers as of January 1, 1989 at the time the defined benefit formula was changed. This excess benefit plan provides a benefit representing the difference between the accrued benefit using the 1989 Formula to the executive's actual compensation, without regard for limitations on compensation or benefits imposed by the Internal Revenue Code, and the benefit actually payable under the Land O'Lakes Employee Retirement Plan with IRS compensation limits in place.

LAND O'LAKES EMPLOYEE RETIREMENT PLAN

     The Land O'Lakes Employee Retirement Plan is a qualified defined benefit pension plan. All full-time, non-union Land O'Lakes employees are eligible to participate. Union employees may participate if their participation is specified by their collective bargaining agreement. An employee is fully vested in the plan after five years of vesting service. For most employees, the plan provides for a monthly benefit for the employee's lifetime beginning at normal retirement age (social security retirement age), calculated according to the following formula: [[1.08% X Final Average Pay] + [.52% X (Final Average Pay-Covered Compensation)]] X years of credited service (up to a maximum of 30 years). These estimated benefit amounts are illustrated by Table A below. Due to provisions of this plan providing that certain benefits existing in a previous version of the plan will not be reduced, certain employees, including Messrs. Gherty and Halverson, will instead receive the compensation at levels previously in effect for the retirement plan under the 1989 Formula. These approximate benefit amounts are described in Table B below.

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

     As of January 1, 2004, Mr. Gherty has 33 years of service, Mr. Halverson had 33 years of service (he retired January 1, 2004), Mr. DeGregorio has 22 years of service, Mr. Policinski has 7 years of service and Mr. Knutson has 26 years of service. (The maximum credited service allowed under the Land O'Lakes Employee Retirement Plan is 30 years.)

                           SAMPLE PENSION PLAN TABLE

                          FINAL
                       AVERAGE PAY              YEARS OF SERVICE AT RETIREMENT
                       -----------   ----------------------------------------------------
                        (ANNUAL)        10         15         20         25         30
                       -----------   --------   --------   --------   --------   --------
TABLE A..............  $  200,000    $ 30,100   $ 45,100   $ 60,100   $ 75,200   $ 90,200
                          400,000      62,100     93,100    124,100    155,200    186,200
                          600,000      94,100    141,100    188,100    235,200    282,200
                          800,000     126,100    189,100    252,100    315,200    378,200
                        1,000,000     158,100    237,100    316,100    395,200    474,200
                        1,200,000     190,100    285,100    380,100    475,200    570,200
TABLE B..............  $  200,000    $ 34,700   $ 52,000   $ 69,400   $ 86,700   $104,100
                          400,000      76,000    114,000    152,100    190,100    228,100
                          600,000     117,400    176,000    234,700    293,400    352,100
                          800,000     158,700    238,000    317,400    396,700    476,100
                        1,000,000     200,000    300,000    400,100    500,100    600,100
                        1,200,000     241,400    362,000    482,700    603,400    724,100

     The amounts illustrated are a combination of the Land O'Lakes Employee Retirement Plan and the Non-Qualified Executive Excess Benefit Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     At December 31, 2003 no person, either individually or as a member of a group, beneficially owned in excess of five percent of any class of our voting securities, and our directors and executive officers did not, either individually or as a member of a group, beneficially own in excess of one percent of any class of our voting securities.

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

     Pursuant to a Management Services Agreement dated September 1, 2000 between Land O'Lakes and Land O'Lakes Farmland Feed, Land O'Lakes provides certain management, operational and ancillary services to Land O'Lakes Farmland Feed. Land O'Lakes charges Land O'Lakes Farmland Feed for these services on an at-cost basis using methodologies approved by Land O'Lakes and the board of managers of Land O'Lakes Farmland Feed. For the year ended December 31, 2003, Land O'Lakes Farmland Feed paid Land O'Lakes $221.1 million for payroll and benefit related costs and $9.0 million for corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting and IT support.

     Pursuant to a Feed Supply Agreement dated September 29, 2000 between Land O'Lakes Farmland Feed and Farmland Industries, Farmland Industries agrees to purchase all of its branded feed, specialty feeds, catfish, swine and cattle feed, and ingredients, excluding grain, from Land O'Lakes Farmland Feed. Such purchases are made on a patronage basis, subject to the Articles of Incorporation and By-laws of Farmland Industries. Such sales are to be made at prices competitive with those available from other suppliers. This Feed Supply Agreement extends for the duration of Land O'Lakes Farmland Feed, or, for five years following the exercise by Land O'Lakes of its option to purchase Farmland Industries' interest in Land O'Lakes Farmland Feed. Due to a disputed provision in the agreement, for the year ended December 31, 2003 Farmland Industries did not purchase any feed or ingredients from Land O'Lakes Farmland Feed.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company's annual financial statements for 2003 and 2002, and fees billed for other services rendered by KPMG LLP.

                                                               2003      2002
                                                              ------   --------
                                                              ($ IN THOUSANDS)
Audit fees..................................................   $850     $1,196
Audit-related fees(1).......................................     62        132
                                                               ----     ------
  Audit and audit-related fees..............................    912      1,328
Tax fees(2).................................................     59         60
                                                               ----     ------
  Total fees................................................   $971     $1,388
                                                               ====     ======

---------------

(1) Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans in 2003 and 2002 and an information technology controls assessment in 2002.

(2) Tax fees in 2003 and 2002 consist of benefit plan filings and international services.

     The Audit Committee's policy on pre-approval of services performed by the independent auditor is to approve all audit and permissible non-audit services to be provided by the independent auditor during the calendar year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the auditor's independence.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) Documents filed as part of this Annual Report on Form 10-K:

     1. Consolidated Financial Statements:

LAND O'LAKES, INC.
Financial Statements for the years ended December 31, 2003,
  2002 and 2001
Independent Auditors' Report of KPMG LLP....................    F-3
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................    F-4
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................    F-6
Consolidated Statements of Equities for the years ended
  December 31, 2003, 2002 and 2001..........................    F-7
Notes to Consolidated Financial Statements..................    F-8

LAND O'LAKES FARMLAND FEED LLC
Financial Statements for the years ended December 31, 2003,
  2002 and 2001
Independent Auditors' Report of KPMG LLP....................   F-37
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................   F-38
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................   F-39
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................   F-40
Consolidated Statements of Equities for the years ended
  December 31, 2003, 2002 and 2001..........................   F-41
Notes to Consolidated Financial Statements..................   F-42

PURINA MILLS LLC
Financial Statements for the years ended December 31, 2003
  and 2002 and for the periods from October 12, 2001 through
  December 31, 2001 and January 1, 2001 through October 11,
  2001
Independent Auditors' Report of KPMG LLP....................   F-62
Consolidated Balance Sheets as of December 31, 2003 and
  December 31, 2002.........................................   F-63
Consolidated Statements of Operations for the years ended
  December 31, 2003 and 2002 and for the periods from
  October 12, 2001 through December 31, 2001 and January 1,
  2001 through October 11, 2001.............................   F-64

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the periods from October 12, 2001 through December 31, 2001 and January 1, 2001 through October
  11, 2001......................................................................................       F-65
Consolidated Statements of Equities for the years ended December 31, 2003 and 2002 and for the periods from October 12, 2001 through December 31, 2001 and January 1, 2001 through October
  11, 2001......................................................................................       F-66
Notes to Consolidated Financial Statements......................................................       F-67

MOARK, LLC
Financial Statements for the eleven months ended December 27, 2003 and the year ended February
  1, 2003
Independent Auditors' Report of Moore Stephens Frost............................................       F-75
Consolidated Balance Sheets as of December 27, 2003 and February 1, 2003........................       F-76
Consolidated Statements of Operations for the eleven months ended December 27, 2003 and the year
  ended February 1, 2003........................................................................       F-77
Consolidated Statements of Members' Equity for the eleven months ended December 27, 2003 and the
  year ended February 1, 2003...................................................................       F-78
Consolidated Statements of Cash Flows for the eleven months ended December 27, 2003 and the year
  ended February 1, 2003........................................................................       F-79
Notes to Consolidated Financial Statements......................................................       F-80

AGRILIANCE, LLC
Financial Statements (unaudited) for the three months ended November 30, 2003 and 2002
Consolidated Balance Sheets as of November 30, 2003 and August 31, 2003.........................       F-91
Consolidated Statements of Operations for the three months ended November 30, 2003 and 2002.....       F-92
Consolidated Statements of Cash Flows for the three months ended November 30, 2003 and 2002.....       F-93
Notes to Consolidated Financial Statements......................................................       F-94

Financial Statements for the years ended August 31, 2003, 2002 and 2001
Independent Auditors' Report of KPMG LLP........................................................       F-95
Consolidated Balance Sheets as of August 31, 2003 and 2002......................................       F-96
Consolidated Statements of Operations for the years ended August 31, 2003, 2002 and 2001........       F-97
Consolidated Statements of Cash Flows for the years ended August 31, 2003, 2002 and 2001........       F-98
Consolidated Statements of Members' Equity for the years ended August 31, 2003, 2002 and 2001...       F-99
Notes to Consolidated Financial Statements......................................................      F-100

     (b) Reports on Form 8-K

     On October 8, 2003 the Company furnished a Report on Form 8-K to report that Standard & Poor's Rating Services had downgraded the secured and the unsecured debt of the Company.

     On October 23, 2003 the Company furnished a Report on Form 8-K containing the Company's third quarter press release.

     (c) Exhibits:

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
 -----    ------------------------------------------------------------
  3.1     Restated Articles of Incorporation of Land O'Lakes, Inc., as
          amended, August 1998.(1)
  3.2     By-Laws of Land O'Lakes Inc., as amended, February, 2003.*
  4.1     Credit Agreement among Land O'Lakes, Inc., the Lenders party thereto and The Chase Manhattan Bank, dated as of October
          11, 2001.(1)
  4.2     First Amendment dated November 6, 2001 to the Credit
          Agreement dated October 11, 2001.(1)
  4.3     Second Amendment dated February 15, 2002 to the Credit
          Agreement dated October 11, 2001.(1)
  4.4     Guarantee and Collateral Agreement among Land O'Lakes, Inc.
          and certain of its subsidiaries and The Chase Manhattan
          Bank, dated as of October 11, 2001.(1)
  4.5     Indenture dated as of November 14, 2001, among Land O'Lakes,
          Inc. and certain of its subsidiaries, and U.S. Bank,
          including Form of 8 3/4% Senior Notes due 2011 and Form of
          8 3/4% Senior Notes due 2011.(1)
  4.6     Registration Rights Agreement dated November 14, 2001 by and among Land O'Lakes, Inc. and certain of its subsidiaries,
          J.P. Morgan Securities Inc., SPP Capital Partners, LLC,
          SunTrust Robinson Capital Markets, Inc., Tokyo-Mitsubishi
          International plc and U.S. Bancorp Piper Jaffray, Inc.(1)
  4.7     Purchase Agreement by and between Land O'Lakes, Inc., and
          certain of its subsidiaries, J.P. Morgan Securities Inc.,
          SPP Capital Partners, LLC, SunTrust Robinson Capital
          Markets, Inc., Tokyo-Mitsubishi International plc and U.S.
          Bancorp Piper Jaffray, Inc., dated as of November 8,
          2001.(1)
  4.8     Form of Old Note under the Indenture dated as of November
          14, 2001 (included in Exhibit 4.5).(1)
  4.9     Form of New Note under the Indenture dated as of November
          14, 2001 (included in Exhibit 4.5).(1)
  4.10    Indenture dated as of December 23, 2003, among Land O'Lakes,
          Inc., and certain of its subsidiaries, and U.S. Bank,
          National Association, including Form of 9% Senior Notes due
          2010. *
  4.11    Registration Rights Agreement dated as of December 23, 2003, by and among Land O'Lakes, Inc., and certain of its
          subsidiaries, and J.P. Morgan Securities Inc. *
  4.12    Purchase Agreement dated as of December 23, 2003, by and
          between Land O'Lakes, Inc., and certain of its subsidiaries, and J.P. Morgan Securities, Inc. *
  4.13    Lien Subordination and Intercreditor Agreement dated as of
          December 23, 2003, by and among Land O'Lakes, Inc., and
          certain of its subsidiaries, JPMorgan Chase Bank and U.S.
          Bank, National Association. *
  4.14    Third Amendment dated December 8, 2003 to the Credit
          Agreement dated October 11, 2001.*
  4.15    Fourth Amendment dated January 13, 2004 to the Credit
          Agreement dated October 11, 2001. *
  4.16    Form of Old Note (included in Exhibit 4.12). *
  4.17    Form of New Note (included in Exhibit 4.12). *
  4.18    Second Priority Collateral Agreement dated as of December
          23, 2003, by and among Land O'Lakes, Inc. and certain of its subsidiaries, and U.S. Bank National Association.*
 10.1     Amended and Restated Five Year Credit Agreement dated as of
          October 11, 2001 among Land O'Lakes, Inc., The Chase
          Manhattan Bank, CoBank, ACB, and the Lenders party
          thereto.(1)
 10.2     First Amendment dated November 6, 2001 to the Amended and
          Restated Five-Year Credit Agreement dated October 11,
          2001.(1)
 10.3     Second Amendment dated February 15, 2002 to the Amended and
          Restated Five-Year Credit Agreement dated October 11,
          2001.(1)
 10.4     Joint Venture Agreement by and between Farmland Industries,
          Inc. and Land O'Lakes, Inc. dated as of July 18, 2000.(1)
 10.5     Operating Agreement of Agriliance LLC among United Country
          Brands, LLC, Cenex Harvest States Cooperatives, Farmland
          Industries, Inc. and Land O'Lakes, Inc. dated as of January
          4, 2000.(1)
 10.6     Joint Venture Agreement among Cenex Harvest States
          Cooperatives, Farmland Industries, Inc. and Land O'Lakes
          Inc. dated as of January 1, 2000.(1)
 10.7     Operating Lease between Arden Hills Associates and Land
          O'Lakes, Inc. dated as of May 31, 1980.(1)
 10.8     Ground Lease between Land O'Lakes, Inc. and Arden Hills
          Associates dated as of May 31, 1980.(1)

 10.9     License Agreement among Ralston Purina Company, Purina
          Mills, Inc. and BP Nutrition Limited dated as of October 1,
          1986.(1)
 10.10    License Agreement between Land O'Lakes, Inc. and Land
          O'Lakes Farmland Feed LLC dated September 25, 2000.(1)
 10.11    Trademark License Agreement by and between Land O'Lakes,
          Inc. and Dean Foods dated as of July 10, 2000.(1)
 10.12    Asset Purchase Agreement between Land O'Lakes, Inc. and Dean
          Foods dated as of May 30, 2000.(1)
 10.13    Agreement and Plan of Merger, dated as of June 17, 2001, by and among Purina Mills, Inc., Land O'Lakes, Inc., LOL
          Holdings II, Inc. and LOL Holdings III, Inc.(1)
 10.14    Management Services Agreement, dated September 1, 2000, by and between Land O'Lakes and Land O'Lakes Farmland Feed
          LLC.(1)
 10.15    Employment Agreement between John Prince and Land O'Lakes,
          Inc. dated August 19, 1998. (1)#
 10.16    Amendment dated February 4, 2002 to Employment Agreement
          between John Prince and Land O'Lakes, Inc. (1)#
 10.17    Purchase and Sale Agreement dated as of December 18, 2001, among Land O'Lakes, Inc., Land O'Lakes Farmland Feed LLC,
          Purina Mills, LLC and LOL Farmland Feed SPV, LLC.(1)
 10.18    Receivables Purchase Agreement dated as of December 18,
          2001, among Land O'Lakes Farmland Feed LLC, LOL Farmland
          Feed SPV, LLC, and CoBank, ACB.(1)
 10.19    Executive Annual Variable Compensation Plan of Land O'Lakes.
          (1)#
 10.20    Land O'Lakes Long Term Incentive Plan. (1)#
 10.21    Land O'Lakes Non-Qualified Deferred Compensation Plan. (1)#
 10.22    Land O'Lakes Non-Qualified Executive Excess Benefit Plan
          (IRS Limits). (1)#
 10.23    Land O'Lakes Non-Qualified Executive Excess Benefit Plan
          (1989 Formula). (1)#
 10.24    Land O'Lakes Non-Qualified Executive Excess Benefit Savings
          Plan. (1)#
 10.25    California Cooperative Value Incentive Plan of Land O'Lakes.
          (2)#
 10.26    License Agreement, by and between Land O'Lakes, Inc., Dean
          Foods Company, Morningstar Foods, Inc. and Dairy Marketing
          Alliance, LLC, dated July 24, 2002.
 10.27    Amended Land O'Lakes Long Term Incentive Plan.#
 10.28    Amended California Cooperative Value Incentive Plan of Land
          O'Lakes.#
 10.29    Indenture dated as of March 25, 1998 for the 7.45% Capital
          Securities due March 25, 2028.*
 10.30    Third Amendment dated December 8, 2003 to the Five-Year
          Amended and Restated Credit Agreement dated October 11,
          2001.*
 10.31    Fourth Amendment dated January 13, 2004 to the Amended and
          Restated Five-Year Credit Agreement dated October 11, 2001.*
 12       Statement regarding the computation of ratios*
 21       Subsidiaries of the Registrant*
 31.1     Certification Pursuant to 15 U.S,C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
 31.2     Certification Pursuant to 15 U.S,C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
 32.1     Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
 32.2     Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

---------------

(1) Incorporated by reference to the identical exhibit to the Registrant's Registration Statement on Form S-4 filed March 18, 2002.

(2) Incorporated by reference to the identical exhibit to the Registrant's Registration Statement on Form S-4 filed May 9, 2002

 # Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

 *  Filed electronically herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

                                          LAND O'LAKES, INC.

                                          By       /s/ DANIEL KNUTSON
                                            ------------------------------------
                                                       Daniel Knutson
                                              Senior Vice President and Chief
                                                      Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.


          /s/ JOHN E. GHERTY                   President and Chief Executive Officer
--------------------------------------             (Principal Executive Officer)
            John E. Gherty


          /s/ DANIEL KNUTSON             Senior Vice President and Chief Financial Officer
--------------------------------------      (Principal Financial and Accounting Officer)
            Daniel Knutson


          /s/ LYNN BOADWINE                                   Director
--------------------------------------
            Lynn Boadwine


           /s/ HARLEY BUYS                                    Director
--------------------------------------
             Harley Buys


            /s/ BEN CURTI                                     Director
--------------------------------------
              Ben Curti


          /s/ KELLY DAVIDSON                                  Director
--------------------------------------
            Kelly Davidson


          /s/ RICHARD EPARD                                   Director
--------------------------------------
            Richard Epard


          /s/ GORDON HOOVER                                   Director
--------------------------------------
            Gordon Hoover


         /s/ PETER KAPPELMAN                                  Director
--------------------------------------
           Peter Kappelman


        /s/ CORNELL KASBERGEN                                 Director
--------------------------------------
          Cornell Kasbergen


          /s/ PAUL KENT, JR.                                  Director
--------------------------------------
            Paul Kent, Jr.


           /s/ KEVIN KEPLER                                   Director
--------------------------------------
             Kevin Kepler


            /s/ LARRY KULP                                    Director
--------------------------------------
              Larry Kulp


         /s/ CHARLES LINDNER                                  Director
--------------------------------------
           Charles Lindner


            /s/ JOHN LONG                                     Director
--------------------------------------
              John Long


        /s/ MANUEL MACIEL, JR.                                Director
--------------------------------------
          Manuel Maciel, Jr.


          /s/ ROBERT MARLEY                                   Director
--------------------------------------
            Robert Marley


            /s/ JIM MILLER                                    Director
--------------------------------------
              Jim Miller


           /s/ RONNIE MOHR                                    Director
--------------------------------------
             Ronnie Mohr


            /s/ ART PERDUE                                    Director
--------------------------------------
              Art Perdue


            /s/ DON RANCK                                     Director
--------------------------------------
              Don Ranck


          /s/ DOUGLAS REIMER                                  Director
--------------------------------------
            Douglas Reimer


           /s/ RICH RICHEY                                    Director
--------------------------------------
             Rich Richey


        /s/ KENNETH SCHOENBERG                                Director
--------------------------------------
          Kenneth Schoenberg


          /s/ LARRY WOJCHIK                                   Director
--------------------------------------
            Larry Wojchik


       /s/ JOHN ZONNEVELD, JR.                                Director
--------------------------------------
         John Zonneveld, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
      TO SECTION 15 (d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LAND O'LAKES, INC.
Financial Statements for the years ended December 31, 2003,
  2002 and 2001
Independent Auditors' Report of KPMG LLP....................    F-3
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................    F-4
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................    F-6
Consolidated Statements of Equities for the years ended
  December 31, 2003, 2002 and 2001..........................    F-7
Notes to Consolidated Financial Statements..................    F-8

LAND O'LAKES FARMLAND FEED LLC
Financial Statements for the years ended December 31, 2003,
  2002 and 2001
Independent Auditors' Report of KPMG LLP....................   F-37
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................   F-38
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................   F-39
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................   F-40
Consolidated Statements of Equities for the years ended
  December 31, 2003, 2002 and 2001..........................   F-41
Notes to Consolidated Financial Statements..................   F-42


PURINA MILLS LLC
Financial Statements for the years ended December 31, 2003
  and 2002 and for the periods from October 12, 2001 through
  December 31, 2001 and January 1, 2001 through October 11,
  2001......................................................
Independent Auditors' Report of KPMG LLP....................   F-62
Consolidated Balance Sheets as of December 31, 2003 and
  December 31, 2002.........................................   F-63
Consolidated Statements of Operations for the years ended
  December 31, 2003 and 2002 and for the periods from
  October 12, 2001 through December 31, 2001, and January 1,
  2001 through October 11, 2001.............................   F-64
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003 and 2002 and for the periods from
  October 12, 2001 through December 31, 2001 and January 1,
  2001 through October 11, 2001.............................   F-65
Consolidated Statements of Equities for the years ended
  December 31, 2003 and 2002 and for the periods from
  October 12, 2001 through December 31, 2001 and January 1,
  2001 through October 11, 2001.............................   F-66
Notes to Consolidated Financial Statements..................   F-67

MOARK, LLC

Financial Statements for the eleven months ended December 27, 2003 and the year ended February 1, 2003
Independent Auditors' Report of Moore Stephens Frost......................................................       F-75
Consolidated Balance Sheets as of December 27, 2003 and February 1, 2003..................................       F-76
Consolidated Statements of Operations for the eleven months ended December 27, 2003 and the year ended
  February 1, 2003........................................................................................       F-77
Consolidated Statements of Members' Equity for the eleven months ended December 27, 2003 and the year
  ended February 1, 2003..................................................................................       F-78
Consolidated Statements of Cash Flows for the eleven months ended December 27, 2003 and the year ended
  February 1, 2003........................................................................................       F-79
Notes to Consolidated Financial Statements................................................................       F-80

AGRILIANCE, LLC
Financial Statements (unaudited) for the three months ended November 30, 2003 and 2002
Consolidated Balance Sheets as of November 30, 2003 and August 31, 2003...................................       F-91
Consolidated Statements of Operations for the three months ended November 30, 2003 and 2002...............       F-92
Consolidated Statements of Cash Flows for the three months ended November 30, 2003 and 2002...............       F-93
Notes to Consolidated Financial Statements................................................................       F-94

Financial Statements for the years ended August 31, 2003, 2002 and 2001
Independent Auditors' Report of KPMG LLP..................................................................       F-95
Consolidated Balance Sheets as of August 31, 2003 and 2002................................................       F-96
Consolidated Statements of Operations for the years ended August 31, 2003, 2002 and 2001..................       F-97
Consolidated Statements of Cash Flows for the years ended August 31, 2003, 2002 and 2001..................       F-98
Consolidated Statements of Members' Equity for the years ended August 31, 2003, 2002 and 2001.............       F-99
Notes to Consolidated Financial Statements................................................................      F-100

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Land O'Lakes, Inc.:

     We have audited the accompanying consolidated balance sheets of Land O'Lakes, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and equities for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of MoArk LLC, a majority-owned subsidiary, as of and for the eleven months ended December 27, 2003, which statements reflect total assets and revenues constituting eight percent and five percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MoArk LLC, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O'Lakes, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, in 2003, the Company adopted the provisions of the Financial Accounting Standards Board's Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." In 2002, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                                     /s/ KPMG LLP

Minneapolis, Minnesota
January 30, 2004, except as to the seventh paragraph of Note 20, which is as of February 24, 2004

                               LAND O'LAKES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                 ($ IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and short-term investments...........................  $  110,274   $   64,327
  Restricted cash...........................................      20,118           --
  Receivables, net..........................................     640,146      567,584
  Receivable from legal settlement..........................          --       96,707
  Inventories...............................................     496,776      446,386
  Prepaid expenses..........................................     246,373      189,246
  Other current assets......................................      42,006       13,878
                                                              ----------   ----------
     Total current assets...................................   1,555,693    1,378,128
Investments.................................................     506,641      545,592
Property, plant and equipment, net..........................     624,631      579,860
Property under capital lease, net...........................     109,145      105,736
Goodwill....................................................     373,083      323,413
Other intangibles...........................................     102,938      101,770
Other assets................................................     126,025      211,823
                                                              ----------   ----------
     Total assets...........................................  $3,398,156   $3,246,322
                                                              ==========   ==========

                              LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations..........................  $   80,703   $   37,829
  Current portion of long-term debt.........................       7,841      104,563
  Current portion of obligations under capital lease........      10,399      108,279
  Accounts payable..........................................     761,663      701,786
  Accrued expenses..........................................     216,586      204,629
  Patronage refunds payable and other member equities
     payable................................................      19,449       12,388
                                                              ----------   ----------
     Total current liabilities..............................   1,096,641    1,169,474
Long-term debt..............................................   1,065,382    1,007,308
Obligations under capital lease.............................      99,650           --
Employee benefits and other liabilities.....................     177,088      104,340
Minority interests..........................................      62,739       53,687
Equities:
  Capital stock.............................................       2,125        2,190
  Member equities...........................................     882,547      873,659
  Accumulated other comprehensive loss......................     (65,617)          --
  Retained earnings.........................................      77,601       35,664
                                                              ----------   ----------
     Total equities.........................................     896,656      911,513
                                                              ----------   ----------
Commitments and contingencies
Total liabilities and equities..............................  $3,398,156   $3,246,322
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ----------   ----------   ----------
                                                                     ($ IN THOUSANDS)
Net sales................................................  $6,320,456   $5,846,864   $5,864,858
Cost of sales............................................   5,735,247    5,350,423    5,378,605
                                                           ----------   ----------   ----------
Gross profit.............................................     585,209      496,441      486,253
Selling, general and administrative......................     468,341      470,648      382,329
Restructuring and impairment charges.....................       7,486       31,412        3,733
                                                           ----------   ----------   ----------
Earnings (loss) from operations..........................     109,382       (5,619)     100,191
Interest expense, net....................................      82,948       78,671       55,684
Gain on legal settlements................................     (22,842)    (155,544)      (2,996)
Other (income) expense, net..............................      (1,586)      (8,243)      23,117
Equity in earnings of affiliated companies...............     (57,145)     (22,675)     (48,583)
Minority interest in earnings of subsidiaries............       6,366        5,487        6,882
                                                           ----------   ----------   ----------
Earnings before income taxes.............................     101,641       96,685       66,087
Income tax expense (benefit).............................      18,103       (2,202)      (5,401)
                                                           ----------   ----------   ----------
Net earnings.............................................  $   83,538   $   98,887   $   71,488
                                                           ==========   ==========   ==========
Applied to:
  Member equities
     Allocated patronage refunds.........................  $   40,045   $   96,900   $   70,552
     Deferred equities...................................         986      (10,336)       2,708
                                                           ----------   ----------   ----------
                                                               41,031       86,564       73,260
  Retained earnings......................................      42,507       12,323       (1,772)
                                                           ----------   ----------   ----------
                                                           $   83,538   $   98,887   $   71,488
                                                           ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   --------   ----------
                                                                      ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  83,538   $ 98,887   $   71,488
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................    113,032    103,699       96,327
    Amortization of deferred financing costs................      7,736      3,063          961
    Bad debt expense........................................      5,222      5,094        1,871
    Proceeds from patronage revolvement received............      5,000      2,061        2,895
    Non-cash patronage income...............................     (3,578)    (1,921)      (4,999)
    Receivable from legal settlement........................     96,707    (96,707)          --
    Deferred income tax expense (benefit)...................     12,511     (5,050)      20,096
    Decrease (increase) in other assets.....................      5,865    (85,843)     (12,543)
    Decrease in other liabilities...........................     (2,216)    (2,301)      (4,527)
    Restructuring and impairment charges....................      7,486     31,412        3,733
    Gain from divestitures of businesses....................       (684)    (4,992)          --
    Equity in earnings of affiliated companies..............    (57,145)   (22,675)     (48,583)
    Minority interests......................................      6,366      5,487        6,882
    Other...................................................    (12,124)       (74)      (6,153)
  Changes in current assets and liabilities, net of
    acquisitions and divestitures:
    Receivables.............................................    (45,433)   (26,087)      37,298
    Inventories.............................................    (13,941)    (4,167)      21,139
    Other current assets....................................    (58,252)   (22,216)        (200)
    Accounts payable........................................     41,549     62,654      124,402
    Accrued expenses........................................     35,864    (18,316)     (35,783)
                                                              ---------   --------   ----------
  Net cash provided by operating activities.................    227,503     22,008      274,304
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................    (74,052)   (87,437)     (83,936)
  Acquisitions, net of cash acquired........................         --         --     (371,858)
  Payments for investments..................................    (10,297)   (16,226)     (46,189)
  Net proceeds from divestiture of businesses...............      1,815     16,070           --
  Proceeds from sale of investments.........................      3,000     27,371        5,264
  Proceeds from sale of property, plant and equipment.......     22,969     24,313       30,224
  Dividends from investments in affiliated companies........     37,356     26,558        3,548
  Increase in restricted cash...............................    (20,118)        --           --
  Other.....................................................      4,105      5,116        1,745
                                                              ---------   --------   ----------
  Net cash used by investing activities.....................    (35,222)    (4,235)    (461,202)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt....................     11,683     10,118      (53,812)
  Proceeds from issuance of long-term debt..................    185,037      6,057    1,369,528
  Principal payments on long-term debt......................   (304,910)   (62,040)    (935,104)
  Principal payments on obligations under capital lease.....     (9,590)        --           --
  Payments for debt issuance costs..........................     (3,486)        --      (20,265)
  Payments for redemption of member equities................    (24,380)   (37,878)     (46,896)
  Other.....................................................       (688)       128         (378)
                                                              ---------   --------   ----------
  Net cash (used) provided by financing activities..........   (146,334)   (83,615)     313,073
                                                              ---------   --------   ----------
  Net increase (decrease) in cash...........................     45,947    (65,842)     126,175
Cash and short-term investments at beginning of year........     64,327    130,169        3,994
                                                              ---------   --------   ----------
Cash and short-term investments at end of year..............  $ 110,274   $ 64,327   $  130,169
                                                              =========   ========   ==========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF EQUITIES

                                                                             ACCUMULATED
                                                  MEMBER EQUITIES               OTHER
                                CAPITAL   -------------------------------   COMPREHENSIVE   RETAINED    TOTAL
                                 STOCK    ALLOCATED   DEFERRED     NET          LOSS        EARNINGS   EQUITIES
                                -------   ---------   --------   --------   -------------   --------   --------
BALANCE, DECEMBER 31, 2000....  $2,345    $774,921    $ (5,980)  $768,941     $     --      $33,668    $804,954
Capital stock issued..........      65          --          --         --           --           --          65
Capital stock redeemed........    (105)         --          --         --           --           --        (105)
2001 earnings, as applied.....      --      70,552       2,708     73,260           --       (1,772)     71,488
  Less portion stated as
    current liability.........      --     (19,900)         --    (19,900)          --           --     (19,900)
Portion of member equities
  stated as current
  liability...................      --      (9,000)         --     (9,000)          --           --      (9,000)
Cash patronage and redemption
  of member equities..........      --     (46,896)         --    (46,896)          --           --     (46,896)
Redemption included in prior
  year's liabilities..........      --      37,493          --     37,493           --           --      37,493
Other.........................      --        (608)      2,570      1,962           --       (3,545)     (1,583)
                                ------    --------    --------   --------     --------      -------    --------
BALANCE, DECEMBER 31, 2001....   2,305     806,562        (702)   805,860           --       28,351     836,516
Capital stock issued..........       5          --          --         --           --           --           5
Capital stock redeemed........    (120)         --          --         --           --           --        (120)
2002 earnings, as applied.....      --      96,900     (10,336)    86,564           --       12,323      98,887
  Less portion stated as
    current liability.........      --      (4,178)         --     (4,178)          --           --      (4,178)
Portion of member equities
  stated as current
  liability...................      --      (8,210)         --     (8,210)          --           --      (8,210)
Cash patronage and redemption
  of member equities..........      --     (37,878)         --    (37,878)          --           --     (37,878)
Redemption included in prior
  year's liabilities..........      --      28,900          --     28,900           --           --      28,900
Other.........................      --       2,601          --      2,601           --       (5,010)     (2,409)
                                ------    --------    --------   --------     --------      -------    --------
BALANCE, DECEMBER 31, 2002....   2,190     884,697     (11,038)   873,659           --       35,664     911,513
Capital stock issued..........       3          --          --         --           --           --           3
Capital stock redeemed........     (68)         --          --         --           --           --         (68)
2003 earnings, as applied.....      --      40,045         986     41,031           --       42,507      83,538
  Less portion stated as
    current liability.........      --     (11,640)         --    (11,640)          --           --     (11,640)
Portion of member equities
  stated as current
  liability...................      --      (7,809)         --     (7,809)          --           --      (7,809)
Cash patronage and redemption
  of member equities..........      --     (24,380)         --    (24,380)          --           --     (24,380)
Redemption included in prior
  year's liabilities..........      --      12,388          --     12,388           --           --      12,388
Minimum pension liability
  adjustment, net of income
  tax.........................      --          --          --         --      (65,617)          --     (65,617)
Other.........................      --        (702)         --       (702)          --         (570)     (1,272)
                                ------    --------    --------   --------     --------      -------    --------
BALANCE, DECEMBER 31, 2003....  $2,125    $892,599    $(10,052)  $882,547     $(65,617)     $77,601    $896,656
                                ======    ========    ========   ========     ========      =======    ========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS

     Land O'Lakes, Inc. is a diversified, farmer-owned food and agricultural cooperative serving agricultural producers throughout the United States. Land O'Lakes procures 13 billion pounds of member milk annually, markets more than 300 dairy products and provides member cooperatives, farmers and ranchers with an extensive line of agricultural supplies (including feed, seed, crop nutrients and crop protection products) and services.

  REVENUE RECOGNITION

     The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and sales price is fixed or determinable.

  STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of Land O'Lakes, Inc. and wholly-owned and majority-owned subsidiaries and limited liability companies ("Land O'Lakes" or the "Company"). Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

  CASH AND SHORT-TERM INVESTMENTS

     Cash and short-term investments include short-term, highly liquid investments with original maturities of three months or less.

  INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out or average cost basis.

  DERIVATIVE COMMODITY INSTRUMENTS

     The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked to market each month and gains and losses ("unrealized hedging gains and losses") are recognized in earnings.

  INVESTMENTS

     Investments in other cooperatives are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Estimated patronage refunds are not recognized for tax purposes until notices of allocation are received. The equity method of accounting is used for investments in other companies in which Land O'Lakes voting interest is 20 to 50 percent. Investments in less than 20 percent-owned companies are stated at cost, as the Company does not have the ability to exert significant influence.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life (10 to 30 years for land improvements and buildings and building equipment, 5 to 10 years for machinery and equipment and 3 to 5 years for software) of the respective assets in accordance with the straight-line method. Accelerated methods of depreciation are used for income tax purposes.

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

     Other intangible assets consist primarily of trademarks, patents, and agreements not to compete. Certain trademarks are not amortized because they have indefinite lives. The remaining other intangible assets are amortized using the straight-line method over the estimated useful lives, ranging from 2 to 15 years.

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

  ADVERTISING AND PROMOTION

     Advertising and promotion costs are expensed as incurred. Advertising and promotion costs were $52.1 million, $53.9 million and $48.8 million in 2003, 2002 and 2001, respectively.

  RESEARCH AND DEVELOPMENT

     Expenditures for research and development are charged to administrative expense in the year incurred. Total research and development expenses were $29.0 million, $33.3 million and $23.8 million in 2003, 2002 and 2001, respectively.

  RECENT ACCOUNTING PRONOUNCEMENTS

     On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. As permitted by the Interpretation, the Company early-adopted FIN 46 as of July 1, 2003 and began consolidating its joint venture interest in MoArk LLC ("MoArk"), an egg production and marketing company. FIN 46 was revised in December 2003 and is effective for us on January 1, 2005. The revision is not expected to have a significant impact on the Company.

     In May, 2003, the FASB issued Statement of Financial Accounting Standards 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement is effective for us as of January 1, 2004. The Company has evaluated the standard and has determined that it will not have an impact on its consolidated financial statements.

     In December 2003, the FASB revised Statement of Financial Accounting Standards 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement revises the disclosures about pension and other postretirement benefit plans. It requires additional disclosure regarding changes in benefit obligations and fair value of plan assets. The statement was effective for the Company as of December 31, 2003.

     On January 12, 2004, the FASB issued FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The position permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Regardless of whether a sponsor elects that deferral, the position requires certain disclosures pending further consideration of the underlying accounting issues. The position is effective for the Company as of December 31, 2003, and the Company made the one-time election to defer accounting for the effects of the Act.

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

     In accordance with the provisions of FIN 46, effective July 1, 2003, the Company consolidated MoArk into its financial statements. Although Osborne has a 42.5% ownership interest in MoArk, the Company continues to be allocated 100% of the income or loss from the operations of MoArk. In addition to consolidating MoArk for accounting purposes, the Company has presumed that it will acquire the remaining 42.5% in 2007. Effective July 1, 2003, the Company recorded this presumed $42.2 million payment as a long-term liability in the consolidated balance sheet as employee benefits and other liabilities at a present value of $31.6 million using an effective interest rate of 7%. The present value of this liability is $32.7 million at December 31, 2003. During 2003, MoArk changed its year end to the last Saturday in December. In previous years, MoArk's year end was the Saturday closest to January 31.

     The consolidation of MoArk impacted the comparability of several categories in the consolidated balance sheets. Summarized, selected balance sheet items for MoArk are as follows:

                                                              AT DECEMBER 31, 2003
                                                              --------------------
Receivables, net............................................        $59,999
Inventory...................................................         39,286
Property, plant and equipment, net..........................         82,680
Property under capital lease, net...........................         12,245
Goodwill....................................................         63,985
Notes and short-term obligations............................         19,978
Accounts payable and accrued expenses.......................         44,504
Long-term debt (including current portion)..................         75,785
Obligations under capital lease (including current
  portion)..................................................         10,797

3.  RESTRICTED CASH

     On March 28, 2003, Cheese and Protein International LLC ("CPI"), a 96%-owned consolidated subsidiary, amended its lease for property and equipment relating to its cheese manufacturing and whey processing plant in Tulare, California. The amendment postponed the measurement of the fixed charge coverage ratio requirement contained in the lease until March 2005. The amendment requires Land O'Lakes to maintain a $20 million cash account (which may be replaced by a letter of credit at the Company's option) to support the lease. The cash account or letter of credit would only be drawn upon in the event of a CPI default and would reduce amounts otherwise due under the lease. The requirement would be lifted pending the achievement of certain financial targets by CPI.

4.  RECEIVABLES

     A summary of receivables at December 31 is as follows:

                                                                2003       2002
                                                              --------   --------
Trade accounts..............................................  $344,371   $247,694
Notes and contracts.........................................    63,984     44,565
Notes from sale of trade receivables (see Note 5)...........   155,191    194,476
Other.......................................................    96,152     99,104
                                                              --------   --------
                                                               659,698    585,839
Less allowance for doubtful accounts........................    19,552     18,255
                                                              --------   --------
Total receivables, net......................................  $640,146   $567,584
                                                              ========   ========

     A substantial portion of Land O'Lakes receivables is concentrated in agriculture, as well as in the wholesale and retail food industries. Collections of these receivables may be dependent upon economic returns in these industries. The Company's credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.

5.  RECEIVABLES PURCHASE FACILITY

     In December 2001, the Company established a $100.0 million receivables purchase facility with CoBank, ACB ("CoBank"). A wholly-owned, unconsolidated special purpose entity ("SPE") was established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheet. However, the Company retains credit risk related to the repayment of the notes receivable with the SPE, which, in turn, is dependent upon the credit risk of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At December 31, 2003, $20.0 million was outstanding under this facility and no amounts were outstanding under this facility at December 31, 2002. The total accounts receivable sold were $2,630.0 million and $2,653.0 million in 2003 and 2002, respectively.

6.  INVENTORIES

     A summary of inventories at December 31 is as follows:

                                                                2003       2002
                                                              --------   --------
Raw materials...............................................  $159,511   $141,849
Work in process.............................................    33,734     33,707
Finished goods..............................................   303,531    270,830
                                                              --------   --------
Total inventories...........................................  $496,776   $446,386
                                                              ========   ========

7.  INVESTMENTS

     A summary of investments at December 31 is as follows:

                                                                2003       2002
                                                              --------   --------
CF Industries, Inc. ........................................  $249,502   $249,502
Agriliance LLC..............................................    92,134     91,629
Ag Processing Inc. .........................................    37,941     37,854
Advanced Food Products LLC..................................    29,494     27,418
CoBank, ACB.................................................    18,583     22,061
Universal Cooperatives......................................     8,224      6,473
Agronomy Company of Canada Ltd. ............................     7,954      5,660
Melrose Dairy Proteins, LLC.................................     6,623      6,579
Prairie Farms Dairy, Inc. ..................................     5,125      5,092
MoArk/Fort Recovery Egg Marketing, LLC......................     2,210         --
MoArk LLC...................................................        --     44,678
Other -- principally cooperatives and joint ventures........    48,851     48,646
                                                              --------   --------
Total investments...........................................  $506,641   $545,592
                                                              ========   ========

     On July 1, 2003, the Company began consolidating MoArk LLC, which prior to that date was accounted for as an equity investment. See Note 2 for additional information. Also in 2003, the Company sold its investment in a swine joint venture within the Feed segment for $3.0 million in cash.

     During 2002, the Company sold its interest in PEC Mark II (Malta Cleyton), a Mexican feed joint venture, for $5.6 million in cash and a $2.0 million note receivable.

     Land O'Lakes largest equity investments, based on each investee's total assets or earnings, are Agriliance LLC, Advanced Food Products LLC, Melrose Dairy Proteins, LLC and MoArk/Fort Recovery Egg Marketing, LLC at December 31, 2003 and Agriliance LLC, Advanced Food Products LLC, Melrose Dairy

Proteins, LLC and MoArk LLC at December 31, 2002. Summarized financial information, in aggregate, for the four largest equity investments, which comprise most of the equity investments, is as follows:

                                                                 2003         2002
                                                              ----------   ----------
Net sales...................................................  $3,907,460   $4,289,667
Gross profit................................................     446,402      418,650
Net earnings................................................      92,456       45,839
Current assets..............................................   1,410,931    1,511,267
Non-current assets..........................................     192,313      362,352
Current liabilities.........................................   1,116,937    1,307,462
Non-current liabilities.....................................     201,469      201,321
Total equity................................................     284,838      364,836

8.  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment at December 31 is as follows:

     Owned property, plant and equipment:

                                                                 2003        2002
                                                              ----------   --------
Machinery and equipment.....................................  $  610,312   $554,926
Buildings and building equipment............................     309,004    294,032
Land and land improvements..................................      63,930     59,396
Software....................................................      59,346     38,689
Construction in progress....................................      29,136     40,771
                                                              ----------   --------
                                                               1,071,728    987,814
Less accumulated depreciation...............................     447,097    407,954
                                                              ----------   --------
Total property, plant and equipment, net....................  $  624,631   $579,860
                                                              ==========   ========

     Property under capital lease:

                                                                2003       2002
                                                              --------   --------
Machinery and equipment.....................................  $ 80,039   $ 78,868
Buildings and building equipment............................    35,581     26,868
Land and land improvements..................................     2,318         --
                                                              --------   --------
                                                               117,938    105,736
Less accumulated depreciation...............................     8,793         --
                                                              --------   --------
Total property under capital lease, net.....................  $109,145   $105,736
                                                              ========   ========

9.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill: The Company adopted the remaining provisions of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective January 1, 2001, net earnings for 2001 would have been reported as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
Net earnings............................................  $83,538   $98,887   $71,488
Add back: goodwill amortization, net of tax.............       --        --     4,940
                                                          -------   -------   -------
Adjusted net earnings...................................  $83,538   $98,887   $76,428
                                                          =======   =======   =======

     The carrying amount of goodwill at December 31 is as follows:

                                                                2003       2002
                                                              --------   --------
Dairy Foods.................................................  $ 66,259   $ 66,718
Feed........................................................   150,922    156,839
Seed........................................................    12,405     16,948
Swine.......................................................        --        647
Agronomy....................................................    63,733     69,823
Layers......................................................    79,764     11,897
Other.......................................................        --        541
                                                              --------   --------
Total goodwill..............................................  $373,083   $323,413
                                                              ========   ========

     Goodwill in the Layers segment increased by $67.9 million, primarily due to the consolidation of MoArk and the presumed minority interest acquisition of the remaining interest in MoArk. The decreases in Seed and Swine segment goodwill were due to impairments of $1.0 million and $0.6 million, respectively, amortization and certain reclassifications. Goodwill decreases in the Dairy Foods, Feed, and Agronomy segments resulted from amortization associated with investments in joint ventures and cooperatives.

     Other Intangible Assets: A summary of other intangible assets at December 31 is as follows:

                                                                2003       2002
                                                              --------   --------
Amortized other intangible assets:
Patents, less accumulated amortization of $2,622 and $1,394,
  respectively..............................................  $ 14,147   $ 15,318
Trademarks, less accumulated amortization of $2,044 and
  $1,615, respectively......................................     2,296      2,725
Other intangible assets, less accumulated amortization of
  $12,783 and $9,667, respectively..........................     9,870      7,102
                                                              --------   --------
Total amortized other intangible assets.....................    26,313     25,145
Total non-amortized other intangible assets -- trademarks...    76,625     76,625
                                                              --------   --------
Total other intangible assets...............................  $102,938   $101,770
                                                              ========   ========

     Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $5.3 million, $6.6 million and $4.6 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $3.0 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 10 years.

10.  DEBT OBLIGATIONS

     The Company had notes and short-term obligations at December 31, 2003 and 2002 of $80.7 million and $37.8 million, respectively. The weighted average interest rates on short-term borrowings at December 31, 2003 and 2002 were 3.56% and 3.51%, respectively.

     A summary of long-term debt at December 31 is as follows:

                                                                 2003         2002
                                                              ----------   ----------
Term A loan -- quarterly installments through 2006 (variable
  rate based on LIBOR)......................................  $   92,473   $  288,270
Term B loan -- quarterly installments through 2008 (variable
  rate based on LIBOR)......................................     152,374      231,417
Senior unsecured notes -- due 2011 (8.75%)..................     350,000      350,000
Senior secured notes -- due 2010 (9.00%)....................     175,000           --
MoArk LLC debt -- due 2004 through 2023 (5.97% weighted
  average...................................................      75,785           --
Industrial development revenue bonds and other secured notes
  payable -- due 2004 through 2016 (.90% to 6.00%)..........      14,940       26,268
Capital Securities of Trust Subsidiary -- due 2028
  (7.45%)...................................................     190,700      190,700
Other debt..................................................      21,951       25,216
                                                              ----------   ----------
                                                               1,073,223    1,111,871
Less current portion........................................       7,841      104,563
                                                              ----------   ----------
Total long-term debt........................................  $1,065,382   $1,007,308
                                                              ==========   ==========

     During 2003, the Company completed a $175 million long-term bond offering due 2010. The proceeds of the offering were used to make payments on Term A loan of $122.5 million and on Term B loan of $52.5 million. Additional payments made in 2003 on Term A loan were $73.3 million and Term B loan were $26.5 million. Debt covenants include certain minimum financial ratios that were all satisfied. In 2002, the Company made payments on Term A loan of $36.7 million and on Term B loan of $18.6 million.

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

     Interest paid on debt obligations was $82.0 million, $80.0 million and $55.7 million in 2003, 2002 and 2001, respectively.

     At December 31, 2003, the Company had a $250 million 5-year revolving credit facility with a variable interest rate based on LIBOR. As of December 31, 2003, $205.2 million was available under the revolving credit facility, after giving effect to $44.8 million of outstanding letters of credit, which reduce availability. There were no borrowings on the facility as of December 31, 2003.

     Borrowings under the revolving credit facility and the term loans bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins depend on Land O'Lakes credit ratings in the case of the Term A loan, and on the Company's leverage ratio in the case of the revolving credit facility. The margin on the Term B loan is fixed. Based upon Land O'Lakes existing credit ratings and leverage ratio, the current LIBOR margins are 275 basis points for the Term A loan, 275 basis points for the revolving credit facility and 350 basis points for the Term B Loan. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of Land O'Lakes. As of December 31, 2003, interest rates on the Term A loan and Term B loan were 3.93% and 4.68%, respectively.

     In January 2004, the Company completed amendments to its existing senior credit facilities. Under the amendment to the revolving credit facility, the lenders have committed to make advances and issue letters of credit until January 2007 in an aggregate amount not to exceed $185 million, subject to a borrowing base limitation. In addition, the amendment to the revolving facility increases the amount of that facility available for the issuance of letters of credit from $50 million to $75 million, increases the spreads used to determine interest rates on that facility, changes the basis on which those spreads and commitment fees for that facility are determined from the Company's senior secured long-term debt ratings to the Company's leverage ratio, and favorably adjusts the leverage ratio covenant contained in that facility. An amendment providing for the same leverage ratio covenant modification and for a change in the allocation of certain mandatory prepayments was also secured with respect to the Company's Term A loan and Term B loan. Under the amendments, the Company is required to maintain a leverage ratio of initially no greater than 4.75 to 1, with the maximum leverage ratio decreasing in increments to 3.75 to 1 on December 16, 2006.

     Substantially all of the Company's assets have been pledged to its lenders under the terms of its financing arrangements including, but not limited to, Term A loan, Term B loan, the revolving credit facility and the senior secured notes due 2010.

     The maturity of long-term debt for the next five years and thereafter is summarized in the table below.

YEAR                                                           AMOUNT
----                                                          --------
2004........................................................  $  7,841
2005........................................................    45,802
2006........................................................    73,657
2007........................................................    14,044
2008........................................................   153,504
2009 and thereafter.........................................   778,375

11.  OTHER COMPREHENSIVE INCOME

                                                           2003      2002      2001
                                                         --------   -------   -------
Net earnings...........................................  $ 83,538   $98,887   $71,488
Minimum pension liability adjustment (net of tax of
  $40,645).............................................   (65,617)       --        --
                                                         --------   -------   -------
Total comprehensive income.............................  $ 17,921   $98,887   $71,488
                                                         ========   =======   =======

     The minimum pension liability adjustment reflects $60.9 million, net of tax, for Land O'Lakes defined benefit pension plans and $4.7 million, net of tax, for the Company's portion of the minimum pension liability adjustment for its joint venture investment in Agriliance LLC.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                    2003                  2002
                                             -------------------   -------------------
                                             CARRYING     FAIR     CARRYING     FAIR
                                              AMOUNT     VALUE      AMOUNT     VALUE
                                             --------   --------   --------   --------
Senior unsecured notes due 2011............  $350,000   $295,820   $350,000   $275,170
Senior secured notes due 2010..............   175,000    177,048         --         --
MoArk fixed rate debt......................    46,950     46,950         --         --
Capital Securities of Trust Subsidiary due
  2028.....................................   190,700     68,026    190,700    103,302

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

                                                      2003                 2002
                                               ------------------   ------------------
                                               NOTIONAL    FAIR     NOTIONAL    FAIR
                                                AMOUNT     VALUE     AMOUNT     VALUE
                                               --------   -------   --------   -------
Derivative financial instruments:
  Commodity futures contracts
     Commitments to purchase.................  $179,004   $13,384   $108,359   $(4,543)
     Commitments to sell.....................   (43,052)     (517)   (56,969)     (615)

13.  INCOME TAXES

     The components of the income tax provision are summarized as follows:

                                                          2003      2002       2001
                                                         -------   -------   --------
Current expense (benefit)
  Federal..............................................  $ 5,048   $ 2,586   $(22,298)
  State................................................      544       262     (3,199)
                                                         -------   -------   --------
                                                           5,592     2,848    (25,497)
Deferred expense (benefit).............................   12,511    (5,050)    20,096
                                                         -------   -------   --------
Income tax expense (benefit)...........................  $18,103   $(2,202)  $ (5,401)
                                                         =======   =======   ========

     The effective tax rate differs from the statutory rate primarily as a result of the following:

                                                               2003    2002    2001
                                                              ------   -----   -----
Statutory rate..............................................    35.0%   35.0%   35.0%
Patronage refunds...........................................   (13.8)  (35.1)  (37.4)
State income tax, net of federal benefit....................     2.0    (0.3)   (0.5)
Amortization of goodwill....................................     0.3     0.5     0.4
Effect of foreign operations................................    (1.4)   (4.2)    1.5
Disposal of investment......................................      --      --    (5.1)
Taxes previously not benefited..............................    (5.3)     --    (2.4)
Other, net..................................................     1.0     1.8     0.3
                                                              ------   -----   -----
Effective tax rate..........................................    17.8%   (2.3)%  (8.2)%
                                                              ======   =====   =====

     The significant components of the deferred tax assets and liabilities at December 31 are as follows:

                                                                2003      2002
                                                              --------   -------
Deferred tax assets related to:
  Deferred patronage........................................  $ 44,074   $ 4,323
  Accrued expenses..........................................    65,729    25,160
  Allowance for doubtful accounts...........................     7,246     9,012
  Inventories...............................................        --     2,252
  Asset impairments.........................................     4,038    10,232
  Joint ventures............................................    15,041        --
  Net operating loss carryforward...........................     6,503    48,312
  Deferred tax credits......................................     6,796        --
                                                              --------   -------
Total deferred tax assets...................................   149,427    99,291
                                                              --------   -------
Deferred tax liabilities related to:
  Property, plant and equipment.............................    80,190    65,157
  Inventories...............................................    13,191        --
  Intangibles...............................................     6,786    17,800
  Joint ventures............................................        --     1,292
  Deferred revenue..........................................    20,693        --
  Other, net................................................     3,493       347
                                                              --------   -------
  Total deferred tax liabilities............................   124,353    84,596
                                                              --------   -------
Net deferred tax assets.....................................  $ 25,074   $14,695
                                                              ========   =======

     SFAS No. 109 "Accounting for Income Taxes" requires consideration of a valuation allowance if it is "more likely than not" that benefits of deferred tax assets will not be realized. Management has determined, based on prior earnings history and anticipated earnings, that no valuation allowance is necessary.

     Income taxes (recovered) paid in 2003, 2002, and 2001 were $(6.6) million, $(21.7) million and $22.3 million, respectively.

14.  PENSION AND OTHER POSTRETIREMENT PLANS

     The Company has a qualified, defined benefit pension plan which generally covers all eligible employees not participating in a labor negotiated plan. Plan benefits are generally based on years of service and employees' highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act ("ERISA"). In addition, the Company has a noncontributory, supplemental executive retirement plan ("SERP") and a discretionary capital accumulation plan ("CAP"), both of which are non-qualified, defined benefit pension plans and are unfunded.

     The Company also sponsors plans that provide certain health care benefits for retired employees. Generally, employees hired by Land O'Lakes prior to October 1, 2002 become eligible for these benefits upon meeting certain age and service requirements; employees hired by Land O'Lakes after September 30, 2002 are eligible for access-only retirement health care benefits at their expense. The Company funds only the plans' annual cash requirements.

     As permitted by FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognizing in its 2003 consolidated financial statements the effect of the Act. Accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effect of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending, and the issued guidance could require the Company to change previously reported information.

     The Company uses a November 30 measurement date for its plans.

  OBLIGATION AND FUNDED STATUS AT DECEMBER 31

                                                 PENSION BENEFITS
                                     -----------------------------------------            OTHER
                                       QUALIFIED PLAN      NON-QUALIFIED PLANS   POSTRETIREMENT BENEFITS
                                     -------------------   -------------------   -----------------------
                                       2003       2002       2003       2002        2003         2002
                                     --------   --------   --------   --------   ----------   ----------
Change in benefit obligation:
  Benefit obligation at beginning
     of year.......................  $351,823   $313,680   $ 42,068   $ 39,217    $ 60,923     $ 59,295
  Service cost.....................    16,209     11,537        377        366         803          802
  Interest cost....................    24,253     23,588      2,916      2,759       4,353        4,048
  Plan participant's
     contributions.................        --         --         --         --       1,586        1,214
  Plan amendments..................        --      3,377         --     (3,152)         --           --
  Transfer to other plans..........        --     (3,062)        --         --          --           --
  Business combinations............        --     26,389         --         --          --           --
  Actuarial loss (gain)............    41,167     (5,517)     4,476      4,833       8,149        2,828
  Benefits paid....................   (18,054)   (18,169)    (2,105)    (1,955)     (7,891)      (7,264)
                                     --------   --------   --------   --------    --------     --------
  Benefit obligation at end of
     year..........................  $415,398   $351,823   $ 47,732   $ 42,068    $ 67,923     $ 60,923
                                     ========   ========   ========   ========    ========     ========
Change in plan assets:
  Fair value of plan assets at
     beginning of year.............  $334,137   $283,983   $     --   $     --    $     --     $     --
  Actual gain (loss) on plan
     assets........................    45,182    (17,810)        --         --          --           --
  Company contributions............        --     67,936      2,105      1,955       6,305        6,050
  Transfer to other plans..........        --     (3,062)        --         --          --           --
  Business combinations............        --     21,259         --         --          --           --
  Plan participants'
     contributions.................        --         --         --         --       1,586        1,214
  Benefits paid....................   (18,054)   (18,169)    (2,105)    (1,955)     (7,891)      (7,264)
                                     --------   --------   --------   --------    --------     --------
  Fair value of plan assets at end
     of year.......................  $361,265   $334,137   $     --   $     --    $     --     $     --
                                     ========   ========   ========   ========    ========     ========

  Funded status....................  $(54,133)  $(17,686)  $(47,732)  $(42,068)   $(67,923)    $(60,923)
  Unrecognized net actuarial
     loss..........................   135,129    107,545     10,486      6,573      34,927       28,946
  Unrecognized prior service
     cost..........................     4,652      5,927     (2,778)    (3,209)      2,660        2,926
  Unrecognized transition
     obligation....................        --         --         --         --       5,785        6,429
                                     --------   --------   --------   --------    --------     --------
  Net amount recognized............  $ 85,648   $ 95,786   $(40,024)  $(38,704)   $(24,551)    $(26,622)
                                     ========   ========   ========   ========    ========     ========
Amounts recognized in consolidated
  balance sheets consist of:
  Prepaid benefit cost.............  $     --   $ 95,786   $     --   $     --    $     --     $     --
  Accrued benefit liability........   (15,909)        --    (41,176)   (38,704)    (24,551)     (22,622)
  Intangible asset.................     4,652         --         --         --          --           --
  Accumulated other comprehensive
     income before tax.............    96,905         --      1,692         --          --           --
                                     --------   --------   --------   --------    --------     --------
  Net amount recognized............  $ 85,648   $ 95,786   $(40,024)  $(38,704)   $(24,551)    $(22,622)
                                     ========   ========   ========   ========    ========     ========

     The accumulated benefit obligation for the Company's qualified, defined benefit pension plan was $377.2 million and $330.5 million at December 31, 2003 and 2002, respectively. The accumulated benefit obligation for the Company's non-qualified defined benefit plans was $42.2 million and $38.7 million at December 31, 2003 and 2002, respectively.

     Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                            PENSION BENEFITS
                                                  -------------------------------------
                                                  QUALIFIED PLAN    NON-QUALIFIED PLANS
                                                  ---------------   -------------------
                                                    2003     2002     2003       2002
                                                  --------   ----   --------   --------
Projected benefit obligation....................  $415,398   N/A    $47,732    $42,068
Accumulated benefit obligation..................   377,175   N/A     42,235     38,736
Fair value of plan assets.......................   361,265   N/A         --         --

     Components of net periodic benefit cost are as follows:

                                     PENSION BENEFITS          OTHER POSTRETIREMENT BENEFITS
                              ------------------------------   ------------------------------
                                2003       2002       2001       2003       2002       2001
                              --------   --------   --------   --------   --------   --------
Service cost................  $ 16,586   $ 11,903   $  9,678    $  803     $  802     $  818
Interest cost...............    27,169     26,347     22,001     4,353      4,048      3,917
Expected return on assets...   (32,806)   (30,301)   (28,428)       --         --         --
Amortization of actuarial
  loss......................     1,771        905         --     2,169      1,615      1,327
Amortization of prior
  service cost..............       844        848        877       266        266        266
Amortization of transition
  obligation................        --         --         --       643        643        643
                              --------   --------   --------    ------     ------     ------
Net periodic benefit cost...  $ 13,564   $  9,702   $  4,128    $8,234     $7,374     $6,971
                              ========   ========   ========    ======     ======     ======

  ADDITIONAL INFORMATION

                                                               PENSION BENEFITS
                                                       ---------------------------------
                                                                          NON-QUALIFIED
                                                        QUALIFIED PLAN        PLANS
                                                       ----------------   --------------
                                                         2003     2002     2003    2002
                                                       --------   -----   ------   -----
Increase in intangible asset.........................  $  4,652   $ --    $   --   $  --
Increase in additional minimum liability.............   101,557     --     1,692      --
                                                       --------   -----   ------   -----
Decrease in other comprehensive income, before tax...  $ 96,905   $ --    $1,692   $  --
                                                       ========   =====   ======   =====

     Weighted-average assumptions used to determine benefit obligations at December 31:

                                                                                OTHER
                                                                           POSTRETIREMENT
                                                       PENSION BENEFITS       BENEFITS
                                                       -----------------   ---------------
                                                        2003      2002      2003     2002
                                                       -------   -------   ------   ------
Discount rate........................................   6.25%     7.00%    6.25%    7.00%
Rate of compensation increase........................   4.25%     4.25%      N/A      N/A

     Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

                                         PENSION BENEFITS      OTHER POSTRETIREMENT BENEFITS
                                       ---------------------   ------------------------------
                                       2003    2002    2001      2003       2002       2001
                                       -----   -----   -----   --------   --------   --------
Discount rate........................  7.00%   7.25%   7.50%    7.00%      7.25%      7.50%
Rate of long-term return on plan
  assets.............................  8.50%   9.50%   9.50%      N/A        N/A        N/A
Rate of compensation increase........  4.25%   4.75%   4.75%      N/A        N/A        N/A

     The Company employs a building block approach in determining the long-term rate of return for the assets in the qualified, defined benefit pension plan. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. Diversification and rebalancing of the plan assets are properly considered as part of establishing the long-term portfolio return. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

     Assumed health care cost trend rates at December 31:

                                                              2003    2002
                                                              ----    ----
Health care cost trend rate assumed for next year...........   9.0%   10.0%
Rate of which the cost trend is assumed to decline (ultimate
  trend rate)...............................................  5.50%   5.50%
Year that rate reaches ultimate trend rate..................  2008    2008

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rate at December 31, 2003 would have the following effects:

                                                              1-PERCENTAGE   1-PERCENTAGE
                                                                 POINT          POINT
                                                                INCREASE       DECREASE
                                                              ------------   ------------
Effect on total of service and interest cost................     $  256        $  (241)
Effect on postretirement benefit obligation.................      4,088         (3,856)

  PLAN ASSETS

     The Company's qualified, defined benefit pension plan weighted-average asset allocations at December 31, 2003 and December 31, 2002, by asset category, are as follows:

                                                              2003   2002   TARGET
                                                              ----   ----   ------
Asset category
U.S. equity securities......................................   60%    54%     55%
International equity securities.............................   10%     9%     10%
Fixed income securities and bonds...........................   30%    37%     35%
                                                              ----   ----    ----
Total.......................................................  100%   100%    100%
                                                              ====   ====    ====

     The Company has a Statement of Pension Investment Policies and Objectives (the "Statement") that guides the retirement plan committee in its mission to effectively monitor and supervise the pension plan assets. Two general investment goals are reflected in the Statement: 1) the investment program for the pension plan should provide returns which improve the funded status of the plan over time and reduce the Company's pension costs; and 2) the Company expects to receive above-average performance from the pension portfolio's managers in exchange for the fees paid to them. As a result, the total fund's annualized return before fees should, over a five year horizon, exceed the annualized, weighted total rate of return of the following customized index by one percentage point: S&P 500 (weighted 55%), EAFE Index (weighted 10%), and Lehman Brothers Aggregate Bond Index (weighted 35%) and rank in the top 35 percent on the Hewitt Associates' pension fund universe.

  CASH FLOW

     The Company expects to contribute approximately $12 million to its defined benefit pension plans and $7 million to its other postretirement benefits plans in 2004.

  OTHER BENEFIT PLANS

     Certain eligible employees are covered by defined contribution plans. The expense for these plans was $12.7 million, $14.6 million and $11.0 million for 2003, 2002 and 2001, respectively.

15.  EQUITIES

     The authorized capital stock at December 31, 2003 consists of 2,000 shares of Class A Common, $1,000 par value; 50,000 shares of Class B Common, $1 par value; 500 shares of nonvoting Class C Common, $1,000 par value; 10,000 shares of nonvoting Class D Common, $1 par value; and 1,000,000 shares of nonvoting, 8% non-cumulative Preferred, $10 par value.

     The following details the activity in membership shares during the three years ended December 31, 2003:

                                                            NUMBER OF SHARES
                                                 ---------------------------------------
                                                           COMMON
                                                 ---------------------------
                                                   A       B      C      D     PREFERRED
                                                 -----   -----   ---   -----   ---------
December 31, 2000..............................  1,166   5,890   197   1,500    97,434
  New Members..................................     47     716    18     364        --
  Redemptions..................................    (41)   (739)  (15)   (426)   (4,865)
                                                 -----   -----   ---   -----    ------
December 31, 2001..............................  1,172   5,867   200   1,438    92,569
  New Members..................................      3     321     2     137        --
  Redemptions..................................    (48)   (981)   (8)   (470)   (6,289)
                                                 -----   -----   ---   -----    ------
December 31, 2002..............................  1,127   5,207   194   1,105    86,280
  New Members..................................      3     247    --     156        --
  Redemptions..................................    (36)   (540)   (4)   (119)   (2,762)
                                                 -----   -----   ---   -----    ------
December 31, 2003..............................  1,094   4,914   190   1,142    83,518
                                                 =====   =====   ===   =====    ======

     Patronage refunds to members of $40.0 million, $96.9 million and $70.6 million for the years ended December 31, 2003, 2002 and 2001, respectively, are based on earnings in specific patronage or product categories and in proportion to the business each member does within each category. For 2003, Land O'Lakes will issue qualified patronage refunds in the amount of $40.0 million. Qualified patronage refunds are tax deductible by the Company when qualified written notices of allocation are issued and non-qualified patronage refunds are tax deductible when redeemed with cash. The Company will not issue any non-qualified patronage refunds for 2003.

     The allocation to retained earnings of $42.5 million in 2003, $12.3 million in 2002 and $(1.8) million in 2001 represents earnings or (losses) generated by non-member businesses plus amounts under the retained earnings program as provided in the bylaws of the Company.

16.  ACQUISITIONS AND DIVESTITURES

     During 2003, Land O'Lakes divested of a feed business in Taiwan for $0.4 million in cash, which resulted in a loss of $0.7 million. The Company also divested a powdered cocoa business for $1.4 million in cash, which resulted in a gain of $1.4 million.

     Proceeds from divestitures in 2002 totaled $22.4 million. The Company divested its dairy foods and feed operations in Poland for $4.2 million in cash and $6.3 million in debt assumed, which resulted in a gain of $1.3 million. Net cash proceeds were $11.0 million on a divestiture of a seed coating business in Idaho and a seed inoculation business in Brazil, which resulted in a gain of $4.0 million. Other divestitures in 2002 resulted in net cash proceeds of $0.9 million and a loss of $0.3 million.

     On October 11, 2001, the Company acquired 100% of the outstanding stock of Purina Mills, Inc. ("Purina Mills"), a lifestyle feed business. The results of operations for Purina Mills are included in the consolidated financial statements since that date. The aggregate purchase price was approximately $359 million, net of cash acquired, of which $247 million represented cash payments for stock and acquisition costs and $112 million represented debt retirement. The unaudited pro forma results of operations for the year ended December 31, 2001 would have reflected net sales of $6,530.2 million and net earnings of $71.2 million for the Company assuming the Purina Mills acquisition had occurred on January 1, 2001. The unaudited pro forma results of operations are for informational purposes only and do not purport to represent what the Company's results of operations would have been if the acquisition had actually occurred on that date.

17.  RESTRUCTURING AND IMPAIRMENT CHARGES

     A summary of restructuring and impairment charges is as follows:

                                                            2003     2002      2001
                                                           ------   -------   -------
Restructuring charges (reversals)........................  $3,532   $13,173   $(4,067)
Impairment charges.......................................   3,954    18,239     7,800
                                                           ------   -------   -------
Total restructuring and impairment charges...............  $7,486   $31,412   $ 3,733
                                                           ======   =======   =======

  RESTRUCTURING CHARGES

     In 2003, the Company recorded restructuring charges of $3.5 million. Of this amount, Dairy Foods recorded restructuring charges of $1.0 million which represented severance costs for 44 employees as a result of closing a facility in Perham, MN and $1.6 million for severance related to the closure of a facility in Volga, SD. Feed recorded a restructuring charge of $0.6 million for severance costs related to closing feed plants, and Seed recorded a restructuring charge of $0.3 million for severance costs related to closing a facility. The balance remaining to be paid at December 31, 2003 for employee severance and outplacement costs was $4.2 million.

     In 2002, the Company recorded restructuring charges of $13.2 million. In the Dairy Foods segment, the Company recorded a $4.4 million restructuring charge related to employee severance and outplacement costs for 374 employees at various locations. In the Feed segment, the Company recorded an $8.8 million restructuring charge related to employee severance and outplacement costs for 375 employees at various locations.

     In 2001, the Company recorded a restructuring reversal of $4.1 million. Dairy Foods recorded a restructuring charge of $1.7 million for severance costs for 63 production employees resulting from the consolidation of production facilities. Feed reversed $5.8 million of a prior-year restructuring charge primarily due to a change in business strategy following the Purina Mills acquisition, which resulted in the decision to continue to operate plants that were held for sale at December 31, 2000.

  IMPAIRMENT CHARGES

     In 2003, the Company recorded impairment charges of $4.0 million. Impairment charges of $1.4 million in the Feed segment, $0.5 million in the Seed segment and $0.5 million in the Swine segment were recognized for write-downs of certain assets to their estimated fair value. The Company recorded goodwill impairments in the Seed and Swine segments for $1.0 million and $0.6 million, respectively.

     In 2002, the Company recorded impairment charges of $18.2 million. In the Dairy Foods segment, the Company recorded a $15.1 million impairment charge, which was related primarily to the write-down of impaired plant assets held for sale to their estimated fair value. In the Feed segment, the Company recorded an $3.1 million impairment charge, which was primarily related to the write-down of impaired plant assets held for sale to their estimated fair value.

     In 2001, the Company recorded impairment charges of $7.8 million. The Feed segment recorded an impairment charge of $6.0 million related to the Company's feed operation in Mexico held for sale at December 31, 2001 in order to value the business at its expected selling price less costs of disposal. Swine recorded an impairment charge of $1.8 million to reduce undeveloped land with permit issues to its estimated fair value.

18.  GAIN ON LEGAL SETTLEMENTS

     Gains on legal settlements were $22.8 million, $155.5 million and $3.0 million in 2003, 2002 and 2001, respectively. The gains represent cash received from product suppliers against whom the Company alleged certain price-fixing claims.

19.  OTHER (INCOME) EXPENSE, NET

                                                           2003      2002      2001
                                                          -------   -------   -------
(Gain) loss on sale of investments......................  $  (877)  $   933   $  (336)
Gain on divestitures of businesses......................     (684)   (4,992)       --
Gain on sale of intangibles.............................     (550)   (4,184)       --
Loss on extinguishment of debt..........................      552        --    23,453
                                                          -------   -------   -------
Total other (income) expense, net.......................  $(1,586)  $(8,243)  $23,177
                                                          =======   =======   =======

     In 2003, the Company recorded a $0.9 million gain on sale of an investment in a swine joint venture within the Feed segment. In 2002, the Company recorded a loss of $0.9 million, which was primarily due to the sale of an investment in the Feed segment. In 2001, the Company recorded a $0.3 million gain on the sale of investments, primarily in the Agronomy segment.

     In 2003, the divestiture of a powdered cocoa business in Dairy Foods resulted in a gain of $1.4 million, which was partially offset by the loss on a divestiture of a Feed business in Taiwan. The Company recorded a gain on divestitures of businesses of $5.0 million in 2002, primarily from the sale of a seed coating business in Idaho and a seed inoculation business in Brazil.

     In 2003, the Company recorded a $0.6 million gain on the sale of a customer list relating to the divestiture of a joint venture in Taiwan. In 2002, the Company recorded a $4.2 million gain on the sale of a customer list pertaining to the feed phosphate distribution business.

     In 2003, a prepayment penalty on Term loan B resulted in a loss of $0.5 million. In 2001, the early extinguishment of previous credit facilities resulted in a loss of $23.5 million.

20.  COMMITMENTS AND CONTINGENCIES

     The Company leases various equipment and real properties under long-term operating leases. Total rental expense was $51.7 million in 2003, $44.4 million in 2002 and $34.8 million in 2001. Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

     Minimum lease commitments under noncancelable operating leases at December 31, 2003, total $117.0 million composed of $31.7 million for 2004, $28.4 million for 2005, $20.0 million for 2006, $14.4 million for 2007, $12.1 million for 2008 and $10.4 million for later years.

     At December 31, 2003 the Company had $110.0 million in obligations under capital lease, which represents the present value of the future minimum lease payments for the leases of CPI and MoArk. CPI leases the real property and certain equipment relating to its cheese manufacturing and whey processing plant in Tulare, CA. CPI had a lease balance of $99.2 million at December 31, 2003. The entire lease balance of $108.3 million at December 31, 2002 was classified as a current liability as CPI was in default of covenants at that time. MoArk leases land, buildings and equipment at various locations. MoArk had a lease balance of $10.8 million at December 31, 2003.

     Minimum commitments for obligations under capital leases at December 31, 2003, total $110.0 million composed of $10.4 million for 2004, $10.1 million for 2005, $10.2 million for 2006, $10.2 million for 2007, $10.2 million for 2008 and
$58.9 million for later years.

     At December 31, 2003, Land O'Lakes had capital commitments of $7.6 million for equipment and construction in progress at the CPI facility.

     The Company is currently and from time to time involved in litigation and environmental claims incidental to the conduct of business. The damages claimed in some of these cases are substantial. Although the amount of loss that may result from these matters cannot be ascertained with certainty, the Company does not currently believe that, in the aggregate, they will result in a loss material to the Company's consolidated financial condition, future results of operations or cash flows.

     On February 24, 2004, Cache La Poudre Feeds, LLC ("Cache") filed a lawsuit in the United States District Court for the District of Colorado against the Company, Land O'Lakes Farmland Feed LLC and certain named officers thereof claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. Cache seeks damages of at least $132.8 million, which, it claims, is the amount the named entities generated in gains, profits and advantages from using the Profile trade name. In response to Cache's complaint, the Company denied any wrongdoing and pursued certain counterclaims against Cache relating to, among other things, trademark infringement, and other claims against Cache and Cache's attorneys for, among other things, libel and slander. In addition, the Company believes that Cache's calculation of the Company's gains, profits and advantages generated from using the Profile trade name were grossly overstated. The Company believes that sales revenue generated from the sale of products carrying the Profile trade name are immaterial. Although the amount of any loss that may result from this matter cannot be ascertained with certainty, we do not currently believe that it will result in a loss material to our consolidated financial condition, future results of operations or cash flow.

     In the third quarter of 2003, three separate lawsuits were filed against the Company by Ohio alpaca producers in which it is alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers' alpacas. It is possible that additional lawsuits or claims relating to this matter could be brought against the Company. Although the amount of any loss that may result from these matters cannot be ascertained with certainty, we do not currently believe that, in the aggregate, they will result in losses material to our consolidated financial condition, future results of operations or cash flows.

     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for the hazardous waste located at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study in connection with the site, and also demanded that the Company reimburse the EPA approximately $8.9 million for remediation expenses already incurred at the site. The Company has responded to the EPA in March 2001 denying any responsibility. No further communication has been received from the EPA.

21.  SEGMENT INFORMATION

     The Company operates in six segments: Dairy Foods, Feed, Seed, Swine, Agronomy and Layers.

     The Dairy Foods segment produces, markets and sells products such as butter, spreads, cheese, and other dairy related products. Products are sold under well-recognized national brand names including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under regional brand names such as New Yorker.

     The Feed segment is largely made up of a 92% ownership position in Land O'Lakes Farmland Feed LLC ("Land O'Lakes Farmland Feed"). Land O'Lakes Farmland Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives.

     The Seed segment is a supplier and distributor of crop seed products in the United States. A variety of crop seed is sold, including alfalfa, soybeans, corn, forage and turf grasses.

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

     The Company allocates corporate administration expense to all of its business segments, both directly and indirectly. Corporate staff functions that are able to determine actual services provided to each segment allocate expense on a direct and predetermined basis. All other corporate staff functions allocate expense indirectly based on each segment's percentage of total invested capital. A majority of corporate administrative expense is allocated directly.

                                                                                                         OTHER/
                               DAIRY FOODS      FEED        SEED      SWINE     AGRONOMY     LAYERS    ELIMINATION   CONSOLIDATED
                               -----------   ----------   --------   --------   ---------   --------   -----------   ------------
FOR THE YEAR ENDED DECEMBER
  31, 2003
  Net sales..................  $2,969,380    $2,467,207   $479,309   $ 91,187   $     --    $317,829    $ (4,456)     $6,320,456
  Cost of sales(1)...........   2,797,079     2,179,115    416,213     88,581         --     264,727     (10,468)      5,735,247
  Selling, general and
    administrative...........     141,368       229,989     46,354      5,285     13,993      24,598       6,754         468,341
  Restructuring and
    impairment charges.......       2,605         1,962      1,775      1,144         --          --          --           7,486
  Interest expense (income),
    net......................      29,107        28,133      3,384      5,882      9,019       9,869      (2,446)         82,948
  Gain on legal
    settlements..............        (103)      (22,429)        --         --         --        (310)         --         (22,842)
  Other (income) expense,
    net......................      (1,384)         (727)        --         --         --          --         525          (1,586)
  Equity in (earnings) loss
    of affiliated
    companies................      (4,952)       (1,641)        --        105    (36,237)    (14,480)         60         (57,145)
  Minority interest in
    earnings of
    subsidiaries.............          --         6,366         --         --         --          --          --           6,366
                               ----------    ----------   --------   --------   --------    --------    --------      ----------
  Earnings (loss) before
    income taxes.............  $    5,660    $   46,439   $ 11,583   $ (9,810)  $ 13,225    $ 33,425    $  1,119      $  101,641
                               ==========    ==========   ========   ========   ========    ========    ========      ==========

                                                                                                         OTHER/
                               DAIRY FOODS      FEED        SEED      SWINE     AGRONOMY     LAYERS    ELIMINATION   CONSOLIDATED
                               -----------   ----------   --------   --------   ---------   --------   -----------   ------------
FOR THE YEAR ENDED DECEMBER
  31, 2002
  Net sales..................  $2,903,144    $2,444,668   $406,871   $ 83,239   $     --    $     --    $  8,942      $5,846,864
  Cost of sales(1)...........   2,743,882     2,155,342    353,852     93,482         --          --       3,865       5,350,423
  Selling, general and
    administrative...........     156,016       235,835     44,272      5,795     18,885       2,120       7,725         470,648
  Restructuring and
    impairment charges.......      19,647        11,765         --         --         --          --          --          31,412
  Interest expense (income),
    net......................      20,136        36,427      4,318      5,521      9,469       4,509      (1,709)         78,671
  Gain on legal
    settlements..............      (3,166)     (152,378)        --         --         --          --          --        (155,544)
  Other (income) expense,
    net......................      (1,796)       (2,642)    (3,956)       119         --          --          32          (8,243)
  Equity in loss (earnings)
    of affiliated
    companies................         580        (1,560)        75      1,491    (26,598)      2,915         422         (22,675)
  Minority interest in (loss)
    earnings of
    subsidiaries.............         (21)        5,380         19         --         --          --         109           5,487
                               ----------    ----------   --------   --------   --------    --------    --------      ----------
  (Loss) earnings before
    income taxes.............  $  (32,134)   $  156,499   $  8,291   $(23,169)  $ (1,756)   $ (9,544)   $ (1,502)     $   96,685
                               ==========    ==========   ========   ========   ========    ========    ========      ==========
FOR THE YEAR ENDED DECEMBER
  31, 2001
  Net sales..................  $3,469,279    $1,864,021   $413,567   $109,895   $     --    $     --    $  8,096      $5,864,858
  Cost of sales(1)...........   3,233,856     1,691,309    354,175     96,980         --          --       2,285       5,378,605
  Selling, general and
    administrative...........     168,940       133,438     49,127      5,155     16,511         329       8,829         382,329
  Restructuring and
    impairment charges.......       1,661           272         --      1,800         --          --          --           3,733
  Interest expense (income),
    net......................      20,046        13,786      6,268      6,182      8,057       3,281      (1,936)         55,684
  Gain on legal
    settlements..............          --        (2,996)        --         --         --          --          --          (2,996)
  Other expense (income),
    net......................          --            --         66         --       (117)         --      23,168          23,117
  Equity in (earnings) loss
    of affiliated
    companies................      (4,940)       (4,437)       324     (3,325)   (34,704)     (1,771)        270         (48,583)
  Minority interest in (loss)
    earnings of
    subsidiaries.............      (1,000)        7,992          6         --         --          --        (116)          6,882
                               ----------    ----------   --------   --------   --------    --------    --------      ----------
  Earnings (loss) before
    income taxes.............  $   50,716    $   24,657   $  3,601   $  3,103   $ 10,253    $ (1,839)   $(24,404)     $   66,087
                               ==========    ==========   ========   ========   ========    ========    ========      ==========
2003
  Total assets...............  $  948,706    $  945,497   $439,858   $ 69,294   $423,341    $315,555    $255,905      $3,398,156
  Depreciation and
    amortization.............      42,958        44,895      2,156      3,548      6,101       6,326      14,784         120,768
  Capital expenditures.......      28,220        24,049        542      5,060         --       3,769      12,412          74,052
2002
  Total assets...............  $  936,297    $1,087,432   $448,039   $ 73,883   $426,696    $ 58,332    $215,643      $3,246,322
  Depreciation and
    amortization.............      36,831        46,555      3,023      3,829      6,090         873       9,561         106,762
  Capital expenditures.......      32,347        26,047        573      3,126         --          --      25,344          87,437
2001
  Total assets...............  $  730,365    $  981,229   $379,912   $ 77,911   $411,738    $ 60,364    $449,859      $3,091,378
  Depreciation and
    amortization.............      42,466        31,707      5,008      5,575      6,321         329       5,882          97,288
  Capital expenditures.......      37,749        24,872      2,685      7,310         --          --      11,320          83,936

(1) Cost of sales includes unrealized hedging (gains) losses of:
  2003.......................  $   (3,035)   $  (11,802)  $ (2,645)  $ (1,980)  $     --    $     --    $     --      $  (19,462)
  2002.......................         394          (154)    (2,265)       888         --          --          --          (1,137)
  2001.......................         139         3,735      2,265        423         --          --          --           6,562

22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                             FIRST        SECOND       THIRD        FOURTH
                            QUARTER      QUARTER      QUARTER      QUARTER     FULL YEAR
                           ----------   ----------   ----------   ----------   ----------
2003
Net sales................  $1,454,452   $1,396,043   $1,580,288   $1,889,673   $6,320,456
Gross profit.............     125,549      124,923      133,969      200,768      585,209
Net (loss) earnings......        (371)      44,681       (1,363)      40,591       83,538

                             FIRST        SECOND       THIRD        FOURTH
                            QUARTER      QUARTER      QUARTER      QUARTER     FULL YEAR
                           ----------   ----------   ----------   ----------   ----------
2002
Net sales................  $1,532,233   $1,419,769   $1,371,735   $1,523,127   $5,846,864
Gross profit.............     147,975      123,903      112,732      111,831      496,441
Net (loss) earnings......        (976)      48,296      (11,988)      63,555       98,887

23.  RELATED PARTY TRANSACTIONS

     The Company has a 50% voting interest in Melrose Dairy Proteins, LLC, a joint venture with Dairy Farmers of America formed in April 2001. For the years ended December 31, 2003, 2002 and 2001, the Company purchased $15.1 million, $18.6 million and $1.3 million, respectively, in product from the venture and sold $95.2 million, $96.1 million and $63.2 million, respectively, in product to the venture.

     The Company has a 50% voting interest in Agriliance LLC, a joint venture with United Country Brands formed in July 2000. For the years ended December 31, 2003, 2002 and 2001, the Company sold services to the venture of $9.2 million, $8.3 million and $7.1 million, respectively.

24.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows:

                                             BALANCE AT
                                             BEGINNING    CHARGES TO              BALANCE AT
DESCRIPTION                                   OF YEAR      EXPENSE     OTHER(a)   END OF YEAR
-----------                                  ----------   ----------   --------   -----------
Year ended December 31, 2003...............   $18,255       $5,222     $(3,925)     $19,552
Year ended December 31, 2002...............    22,954        5,094      (9,793)      18,255
Year ended December 31, 2001...............    17,870        1,871       3,213       22,954

---------------

(a) Includes accounts written-off, recoveries, acquisitions, and the impact of consolidations.

25.  CONSOLIDATING FINANCIAL INFORMATION

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

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2003

                                         LAND          WHOLLY-       MAJORITY-
                                     O'LAKES, INC.      OWNED          OWNED
                                        PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                        COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     -------------   ------------   ------------   -------------   ------------   ------------
                                                       ($ IN THOUSANDS)
                                                            ASSETS
Current assets:
  Cash and short-term
    investments....................   $   99,753       $  4,207       $     --       $  6,314      $        --     $  110,274
  Restricted cash..................       20,118             --             --             --               --         20,118
  Receivables, net.................      403,237         82,097        194,002        120,064         (159,254)       640,146
  Inventories......................      265,874         45,981        132,027         52,894               --        496,776
  Prepaid expenses.................      227,495          3,053         10,975          4,850               --        246,373
  Other current assets.............       33,968          2,318             --          5,720               --         42,006
                                      ----------       --------       --------       --------      -----------     ----------
    Total current assets...........    1,050,445        137,656        337,004        189,842         (159,254)     1,555,693
Investments........................    1,311,131            223         18,587         11,227         (834,527)       506,641
Property, plant and equipment,
  net..............................      246,803         13,357        228,100        136,371               --        624,631
Property under capital lease,
  net..............................           --             --             31        109,114               --        109,145
Goodwill...........................      183,665          3,224        121,993         64,201               --        373,083
Other intangibles..................        1,140          3,041         95,241          3,516               --        102,938
Other assets.......................       58,321          4,464         26,483         56,036          (19,279)       126,025
                                      ----------       --------       --------       --------      -----------     ----------
    Total assets...................   $2,851,505       $161,965       $827,439       $570,307      $(1,013,060)    $3,398,156
                                      ==========       ========       ========       ========      ===========     ==========

                                                   LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
    obligations....................   $   62,802       $  2,927       $    165       $114,208      $   (99,399)    $   80,703
  Current portion of long-term
    debt...........................        1,786         56,430             --          6,055          (56,430)         7,841
  Current portion of obligations
    under capital lease............           --             --             --         10,399               --         10,399
  Accounts payable.................      566,170         59,621        110,238         38,706          (13,072)       761,663
  Accrued expenses.................      135,815         23,740         38,824         18,207               --        216,586
  Patronage refunds and other
    member equities payable........       19,449             --             --             --               --         19,449
                                      ----------       --------       --------       --------      -----------     ----------
    Total current liabilities......      786,022        142,718        149,227        187,575         (168,901)     1,096,641
Long-term debt.....................      984,884          9,769             --         79,729           (9,000)     1,065,382
Obligations under capital lease....           --             --             14         99,636               --         99,650
Employee benefits and other
  liabilities......................      129,606          1,256         28,803         18,055             (632)       177,088
Minority interests.................       54,337             --          2,561          5,841               --         62,739
Equities:
  Capital stock....................        2,125          1,216        502,506         95,745         (599,467)         2,125
  Member equities..................      882,547             --             --             --               --        882,547
  Accumulated other comprehensive
    loss...........................      (65,617)            --             --             --               --        (65,617)
  Retained earnings................       77,601          7,006        144,328         83,726         (235,060)        77,601
                                      ----------       --------       --------       --------      -----------     ----------
    Total equities.................      896,656          8,222        646,834        179,471         (834,527)       896,656
                                      ----------       --------       --------       --------      -----------     ----------
Commitments and contingencies
    Total liabilities and
      equities.....................   $2,851,505       $161,965       $827,439       $570,307      $(1,013,060)    $3,398,156
                                      ==========       ========       ========       ========      ===========     ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                               LAND         WHOLLY-       MAJORITY-
                             O'LAKES,        OWNED          OWNED
                            INC. PARENT   CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                              COMPANY      GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                            -----------   ------------   ------------   -------------   ------------   ------------
                                                               ($ IN THOUSANDS)
Net sales.................  $3,195,165      $227,445      $2,349,658      $548,188        $     --      $6,320,456
Cost of sales.............   2,939,043       220,353       2,074,563       501,288              --       5,735,247
                            ----------      --------      ----------      --------        --------      ----------
Gross profit..............     256,122         7,092         275,095        46,900              --         585,209
Selling, general and
  administrative..........     202,418        13,246         220,856        31,821              --         468,341
Restructuring and
  impairment charges......       4,749           775           1,962            --              --           7,486
                            ----------      --------      ----------      --------        --------      ----------
Earnings (loss) from
  operations..............      48,955        (6,929)         52,277        15,079              --         109,382
Interest expense (income),
  net.....................      75,841         2,517            (941)        5,531              --          82,948
Gain on legal
  settlements.............     (19,633)           --          (3,209)           --              --         (22,842)
Other (income) expense,
  net.....................        (710)           --            (876)           --              --          (1,586)
Equity in (earnings) loss
  of affiliated
  companies...............    (110,466)           --          (1,421)      (10,179)         64,921         (57,145)
Minority interest in
  earnings (loss) of
  subsidiaries............       4,935            --              (8)        1,439              --           6,366
                            ----------      --------      ----------      --------        --------      ----------
Earnings (loss) before
  income taxes............      98,988        (9,446)         58,732        18,288         (64,921)        101,641
Income tax expense
  (benefit)...............      15,450        (2,935)             84         5,504              --          18,103
                            ----------      --------      ----------      --------        --------      ----------
Net earnings (loss).......  $   83,538      $ (6,511)     $   58,648      $ 12,784        $(64,921)     $   83,538
                            ==========      ========      ==========      ========        ========      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                             LAND         WHOLLY-       MAJORITY-
                                           O'LAKES,        OWNED          OWNED
                                          INC. PARENT   CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                            COMPANY      GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          -----------   ------------   ------------   -------------   ------------   ------------
                                                                             ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)....................   $  83,538      $ (6,511)      $ 58,648       $ 12,784        $(64,921)     $  83,538
 Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization........      55,451         1,956         39,549         16,076              --        113,032
   Amortization of deferred financing
     costs..............................       7,092            --             --            644              --          7,736
   Bad debt expense.....................       1,883           134          1,889          1,316              --          5,222
   Proceeds from patronage revolvement
     received...........................       5,000            --             --             --              --          5,000
   Non-cash patronage income............      (3,578)           --             --             --              --         (3,578)
   Receivable from legal settlement.....      90,707            --          6,000             --              --         96,707
   Deferred income tax expense..........      12,511            --             --             --              --         12,511
   (Increase) decrease in other
     assets.............................      (8,955)        4,628          1,475          3,375           5,342          5,865
   (Decrease) increase in other
     liabilities........................      (1,081)          (77)         3,265         (3,691)           (632)        (2,216)
   Restructuring and impairment
     charges............................       4,749           775          1,962             --              --          7,486
   Gain from divestitures of
     businesses.........................        (684)           --             --             --              --           (684)
   Equity in (earnings) loss of
     affiliated companies...............    (110,466)           --         (1,421)       (10,179)         64,921        (57,145)
   Minority interests...................       4,935            --             (8)         1,439              --          6,366
   Other................................     (11,248)           --           (876)            --              --        (12,124)
 Changes in current assets and
   liabilities, net of acquisitions and
   divestitures:
   Receivables..........................      29,020       (34,801)       (55,601)       (12,843)         28,792        (45,433)
   Inventories..........................     (14,440)       28,416        (23,534)        (4,383)             --        (13,941)
   Other current assets.................     (59,958)        3,268         (3,350)         1,788              --        (58,252)
   Accounts payable.....................      62,787        (8,708)        (7,325)         1,357          (6,562)        41,549
   Accrued expenses.....................      12,860        22,266         (6,537)         2,050           5,225         35,864
                                           ---------      --------       --------       --------        --------      ---------
 Net cash provided by operating
   activities...........................     160,123        11,346         14,136          9,733          32,165        227,503
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and
   equipment............................     (36,055)         (871)       (24,068)       (13,058)             --        (74,052)
 Payments for investments...............     (41,671)           --             --             --          31,374        (10,297)
 Net proceeds from divestitures of
   businesses...........................       1,815            --             --             --              --          1,815
 Proceeds from sale of investments......          --            --          3,000             --              --          3,000
 Proceeds from sale of property, plant
   and equipment........................      17,612            --          5,357             --              --         22,969
 Dividends from investments in
   affiliated companies.................      29,420            --          1,956          5,980              --         37,356
 Increase in restricted cash............     (20,118)           --             --             --              --        (20,118)
 Other..................................       2,818            --          1,287             --              --          4,105
                                           ---------      --------       --------       --------        --------      ---------
 Net cash (used) provided by investing
   activities...........................     (46,179)         (871)       (12,468)        (7,078)         31,374        (35,222)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in short-term
   debt.................................      60,600           109           (207)       (16,654)        (32,165)        11,683
 Proceeds from issuance of long-term
   debt.................................     185,037            --             --             --              --        185,037
 Principal payments on long-term debt...    (289,608)       (8,961)            --         (6,341)             --       (304,910)
 Principal payments on obligations under
   capital lease........................          --            --             --         (9,590)             --         (9,590)
 Payments for debt issuance costs.......      (3,486)           --             --             --              --         (3,486)
 Payments for redemption of member
   equities.............................     (24,380)           --             --             --              --        (24,380)
 Other..................................        (688)           --             --         31,374         (31,374)          (688)
                                           ---------      --------       --------       --------        --------      ---------
 Net cash used by financing
   activities...........................     (72,525)       (8,852)          (207)        (1,211)        (63,539)      (146,334)
                                           ---------      --------       --------       --------        --------      ---------
 Net increase in cash...................      41,419         1,623          1,461          1,444              --         45,947
Cash and short-term investments at
 beginning of year......................      58,334         2,584         (1,461)         4,870              --         64,327
                                           ---------      --------       --------       --------        --------      ---------
Cash and short-term investments at end
 of year................................   $  99,753      $  4,207       $     --       $  6,314        $     --      $ 110,274
                                           =========      ========       ========       ========        ========      =========

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002

                                            LAND          WHOLLY-       MAJORITY-
                                        O'LAKES, INC.      OWNED          OWNED
                                           PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                           COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        -------------   ------------   ------------   -------------   ------------   ------------
                                                        ($ IN THOUSANDS)
                                                             ASSETS
Current assets:
  Cash and short-term investments.....   $   58,334       $  2,584       $ (1,461)      $  4,870       $      --      $   64,327
  Receivables, net....................      472,165         30,057        150,447         45,377        (130,462)        567,584
  Receivable from legal settlement....       90,707             --          6,000             --              --          96,707
  Inventories.........................      254,517         74,397        108,493          8,979              --         446,386
  Prepaid expenses....................      176,541          4,840          7,625            240              --         189,246
  Other current assets................       12,868            337             --            673              --          13,878
                                         ----------       --------       --------       --------       ---------      ----------
    Total current assets..............    1,065,132        112,215        271,104         60,139        (130,462)      1,378,128
Investments...........................    1,163,031          1,102         20,777          2,496        (641,814)        545,592
Property, plant and equipment, net....      260,078         23,131        246,402         50,249              --         579,860
Property under capital lease, net.....           --             --             --        105,736              --         105,736
Goodwill..............................      187,755         13,172        121,673            813              --         323,413
Other intangibles.....................        4,243            723         96,455            349              --         101,770
Other assets..........................      150,909          2,738         27,064         45,049         (13,937)        211,823
                                         ----------       --------       --------       --------       ---------      ----------
    Total assets......................   $2,831,148       $153,081       $783,475       $264,831       $(786,213)     $3,246,322
                                         ==========       ========       ========       ========       =========      ==========

                                                    LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations....   $   27,040       $  2,818       $     59       $ 66,174       $ (58,262)     $   37,829
  Current portion of long-term debt...      104,347         64,963             --             47         (64,794)        104,563
  Obligations under capital lease.....           --             --             --        108,279              --         108,279
  Accounts payable....................      503,851         68,329        117,563         18,553          (6,510)        701,786
  Accrued expenses....................      158,323          1,644         45,361          4,526          (5,225)        204,629
  Patronage refunds and other member
    equities payable..................       12,388             --             --             --              --          12,388
                                         ----------       --------       --------       --------       ---------      ----------
    Total current liabilities.........      805,949        137,754        162,983        197,579        (134,791)      1,169,474
Long-term debt........................      988,696         10,197             --         18,023          (9,608)      1,007,308
Employee benefits and other
  liabilities.........................       75,588          1,333         26,071          1,348              --         104,340
Minority interests....................       49,402             --             --          4,285              --          53,687
Equities:
  Capital stock.......................        2,190          1,084        507,956         61,123        (570,163)          2,190
  Member equities.....................      873,659             --             --             --              --         873,659
  Retained earnings...................       35,664          2,713         86,465        (17,527)        (71,651)         35,664
                                         ----------       --------       --------       --------       ---------      ----------
    Total equities....................      911,513          3,797        594,421         43,596        (641,814)        911,513
                                         ----------       --------       --------       --------       ---------      ----------
Commitments and contingencies
    Total liabilities and equities....   $2,831,148       $153,081       $783,475       $264,831       $(786,213)     $3,246,322
                                         ==========       ========       ========       ========       =========      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                               LAND          WHOLLY-       MAJORITY-
                           O'LAKES, INC.      OWNED          OWNED
                              PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                              COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                           -------------   ------------   ------------   -------------   ------------   ------------
                                                               ($ IN THOUSANDS)
Net sales................   $3,122,327       $225,407      $2,376,716      $122,414        $     --      $5,846,864
Cost of sales............    2,913,156        206,517       2,096,814       133,936              --       5,350,423
                            ----------       --------      ----------      --------        --------      ----------
Gross profit.............      209,171         18,890         279,902       (11,522)             --         496,441
Selling, general and
  administrative.........      216,575         20,748         222,139        11,186              --         470,648
Restructuring and
  impairment charges.....       19,784            362          11,266            --              --          31,412
                            ----------       --------      ----------      --------        --------      ----------
(Loss) earnings from
  operations.............      (27,188)        (2,220)         46,497       (22,708)             --          (5,619)
Interest expense
  (income), net..........       71,956          3,939           3,411          (635)             --          78,671
Gain on legal
  settlements............     (147,902)            --          (7,642)           --              --        (155,544)
Other (income) expense,
  net....................       (3,151)        (3,932)         (2,621)        1,461              --          (8,243)
Equity in (earnings) loss
  of affiliated
  companies..............      (47,970)           247          (1,021)           --          26,069         (22,675)
Minority interest in
  earnings of
  subsidiaries...........        4,454             --             231           802              --           5,487
                            ----------       --------      ----------      --------        --------      ----------
Earnings (loss) before
  income taxes...........       95,425         (2,474)         54,139       (24,336)        (26,069)         96,685
Income tax (benefit)
  expense................       (3,462)           911            (841)        1,190              --          (2,202)
                            ----------       --------      ----------      --------        --------      ----------
Net earnings (loss)......   $   98,887       $ (3,385)     $   54,980      $(25,526)       $(26,069)     $   98,887
                            ==========       ========      ==========      ========        ========      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                            LAND          WHOLLY-       MAJORITY-
                                        O'LAKES, INC.      OWNED          OWNED
                                           PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                           COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        -------------   ------------   ------------   -------------   ------------   ------------
                                                                            ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).................    $ 98,887        $ (3,385)      $ 54,980       $(25,526)       $(26,069)     $  98,887
  Adjustments to reconcile net
    earnings (loss) to net cash
    provided (used) by operating
    activities:
    Depreciation and amortization.....      53,222           3,693         43,879          2,905              --        103,699
    Amortization of deferred financing
      costs...........................       3,063              --             --             --              --          3,063
    Bad debt expense..................       1,894              --          3,200             --              --          5,094
    Proceeds from patronage
      revolvement received............       2,061              --             --             --              --          2,061
    Non-cash patronage income.........      (1,921)             --             --             --              --         (1,921)
    Receivable from legal
      settlement......................     (90,707)             --         (6,000)            --              --        (96,707)
    Deferred income tax benefit.......      (5,050)             --             --             --              --         (5,050)
    (Increase) decrease in other
      assets..........................     (87,897)         (2,204)        (3,801)         5,823           2,236        (85,843)
    Increase (decrease) in other
      liabilities.....................       7,501            (601)        (9,377)           176              --         (2,301)
    Restructuring and impairment
      charges.........................      19,784             362         11,266             --              --         31,412
    (Gain) loss on divestitures of
      businesses......................      (2,521)         (3,932)            --          1,461              --         (4,992)
    Equity in (earnings) loss of
      affiliated companies............     (47,970)            247         (1,021)            --          26,069        (22,675)
    Minority interests................       4,454              --            231            802              --          5,487
    Other.............................       9,496             488         (2,281)        (7,777)             --            (74)
  Changes in current assets and
    liabilities, net of acquisitions
    and divestitures:
    Receivables.......................      20,884           4,575        (11,509)        (4,901)        (35,136)       (26,087)
    Inventories.......................      18,205         (18,791)        (1,055)        (2,526)             --         (4,167)
    Other current assets..............     (26,286)          4,683           (653)            40              --        (22,216)
    Accounts payable..................      54,607           7,011          7,508            (38)         (6,434)        62,654
    Accrued expenses..................       4,032          (4,978)       (13,323)         1,178          (5,225)       (18,316)
                                          --------        --------       --------       --------        --------      ---------
  Net cash provided (used) by
    operating activities..............      35,738         (12,832)        72,044        (28,383)        (44,559)        22,008
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment.........................     (54,164)         (1,176)       (25,995)        (6,102)             --        (87,437)
  Payments for investments............     (22,561)             (6)            --           (300)          6,641        (16,226)
  Net proceeds from divestitures of
    businesses........................      16,070              --             --             --              --         16,070
  Proceeds from sale of investments...      22,101           1,420          3,700            150              --         27,371
  Proceeds from sale of property,
    plant and equipment...............      17,472             241          6,600             --              --         24,313
  Dividends from investments in
    affiliated companies..............      22,832              --          3,726             --              --         26,558
  Other...............................       4,366              --            750             --              --          5,116
                                          --------        --------       --------       --------        --------      ---------
  Net cash provided (used) by
    investing activities..............       6,116             479        (11,219)        (6,252)          6,641         (4,235)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term
    debt..............................     (62,960)          5,574         (4,572)         4,175          67,901         10,118
  Proceeds from issuance of long-term
    debt..............................       8,004             313             --             23          (2,283)         6,057
  Principal payments on long-term
    debt..............................      (3,112)            (40)       (55,441)        (3,447)             --        (62,040)
  Payments for redemption of member
    equities..........................     (37,878)             --             --             --              --        (37,878)
  Other...............................       1,372              --         (1,246)        27,702         (27,700)           128
                                          --------        --------       --------       --------        --------      ---------
  Net cash (used) provided by
    financing activities..............     (94,574)          5,847        (61,259)        28,453          37,918        (83,615)
                                          --------        --------       --------       --------        --------      ---------
  Net decrease in cash................     (52,720)         (6,506)          (434)        (6,182)             --        (65,842)
Cash and short-term investments at
  beginning of year...................     111,054           9,090         (1,027)        11,052              --        130,169
                                          --------        --------       --------       --------        --------      ---------
Cash and short-term investments at end
  of year.............................    $ 58,334        $  2,584       $ (1,461)      $  4,870        $     --      $  64,327
                                          ========        ========       ========       ========        ========      =========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                    LAND          WHOLLY-       MAJORITY-
                                O'LAKES, INC.      OWNED          OWNED
                                   PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                   COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                -------------   ------------   ------------   -------------   ------------   ------------
                                                                    ($ IN THOUSANDS)
Net sales.....................   $3,761,682       $215,187      $1,763,928      $124,061        $     --      $5,864,858
Cost of sales.................    3,485,592        180,692       1,599,083       113,238              --       5,378,605
                                 ----------       --------      ----------      --------        --------      ----------
Gross profit..................      276,090         34,495         164,845        10,823              --         486,253
Selling, general and
  administrative..............      210,807         31,625         125,188        14,709              --         382,329
Restructuring and impairment
  charges (reversals).........        9,461             --          (5,728)           --              --           3,733
                                 ----------       --------      ----------      --------        --------      ----------
Earnings (loss) from
  operations..................       55,822          2,870          45,385        (3,886)             --         100,191
Interest expense (income),
  net.........................       45,973          4,677           5,616          (582)             --          55,684
Gain on legal settlements.....       (2,996)            --              --            --              --          (2,996)
Other expense (income), net...       23,117             --              --            --              --          23,117
Equity in (earnings) loss of
  affiliated companies........      (82,388)            --          (2,577)           --          36,382         (48,583)
Minority interest in earnings
  (loss) of subsidiaries......        7,275             --             359          (752)             --           6,882
                                 ----------       --------      ----------      --------        --------      ----------
Earnings (loss) before income
  taxes.......................       64,841         (1,807)         41,987        (2,552)        (36,382)         66,087
Income tax (benefit)
  expense.....................       (6,647)           761              --           485              --          (5,401)
                                 ----------       --------      ----------      --------        --------      ----------
Net earnings (loss)...........   $   71,488       $ (2,568)     $   41,987      $ (3,037)       $(36,382)     $   71,488
                                 ==========       ========      ==========      ========        ========      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                            LAND          WHOLLY-       MAJORITY-
                                        O'LAKES, INC.      OWNED          OWNED
                                           PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                           COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        -------------   ------------   ------------   -------------   ------------   ------------
                                                                            ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).................   $   71,488       $ (2,568)      $ 41,987       $ (3,037)       $(36,382)     $   71,488
  Adjustments to reconcile net
    earnings (loss) to net cash
    provided (used) by operating
    activities:
    Depreciation and amortization.....       61,682          5,207         26,396          3,042              --          96,327
    Amortization of deferred financing
      charges.........................          961             --             --             --              --             961
    Bad debt expense..................        2,654             --           (783)            --              --           1,871
    Proceeds from patronage
      revolvement received............        2,895             --             --             --              --           2,895
    Non-cash patronage income.........       (4,999)            --             --             --              --          (4,999)
    Deferred income tax expense.......       20,096             --             --             --              --          20,096
    (Increase) decrease in other
      assets..........................      (41,611)           (71)        26,147            291           2,701         (12,543)
    Increase (decrease) in other
      liabilities.....................       84,202           (533)       (77,384)            88         (10,900)         (4,527)
    Restructuring and impairment
      charges (reversals).............        9,461             --         (5,728)            --              --           3,733
    Equity in (earnings) loss of
      affiliated companies............      (82,388)            --         (2,577)            --          36,382         (48,583)
    Minority interests................        7,275             --            359           (752)             --           6,882
    Other.............................      (11,756)            --          5,981           (378)             --          (6,153)
  Changes in current assets and
    liabilities, net of acquisitions
    and divestitures:
    Receivables.......................       57,537            464         (8,646)        (5,427)         (6,630)         37,298
    Inventories.......................       12,449         (1,952)        11,057           (415)             --          21,139
    Other current assets..............      (22,294)         2,263         19,967           (136)             --            (200)
    Accounts payable..................      124,532        (59,137)        (2,701)         1,666          60,042         124,402
    Accrued expenses..................      (10,815)        (1,217)       (24,480)           729              --         (35,783)
                                         ----------       --------       --------       --------        --------      ----------
  Net cash provided (used) by
    operating activities..............      281,369        (57,544)         9,595         (4,329)         45,213         274,304
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment.........................      (46,240)        (1,475)       (19,353)       (16,868)             --         (83,936)
  Acquisitions, net of cash
    acquired..........................     (371,858)            --             --             --              --        (371,858)
  Payments for investments............      (31,630)          (278)       (20,883)        (1,405)          8,007         (46,189)
  Proceeds from sale of investments...        5,264             --             --             --              --           5,264
  Proceeds from sale of property,
    plant and equipment...............       29,940            145             --            139              --          30,224
  Dividends from investments in
    affiliated companies..............        3,548             --             --             --              --           3,548
  Other...............................       (3,156)            --          4,901             --              --           1,745
                                         ----------       --------       --------       --------        --------      ----------
  Net cash (used) provided by
    investing activities..............     (414,132)        (1,608)       (35,335)       (18,134)          8,007        (461,202)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term
    debt..............................      (80,726)        61,703          7,736          6,715         (49,240)        (53,812)
  Proceeds from issuance of long-term
    debt..............................    1,347,917             --             --         17,584           4,027       1,369,528
  Principal payments on long-term
    debt..............................     (922,823)           (55)        (8,702)        (3,524)             --        (935,104)
  Payments for debt issuance costs....      (20,265)            --             --             --              --         (20,265)
  Payments for redemption of member
    equities..........................      (46,896)            --             --             --              --         (46,896)
  Other...............................      (38,714)         7,140         37,354          1,849          (8,007)           (378)
                                         ----------       --------       --------       --------        --------      ----------
  Net cash provided (used) by
    financing activities..............      238,493         68,788         36,388         22,624         (53,220)        313,073
                                         ----------       --------       --------       --------        --------      ----------
  Net increase in cash................      105,730          9,636         10,648            161              --         126,175
Cash and short-term investments at
  beginning of year...................        5,324           (546)       (11,675)        10,891              --           3,994
                                         ----------       --------       --------       --------        --------      ----------
Cash and short-term investments at end
  of year.............................   $  111,054       $  9,090       $ (1,027)      $ 11,052        $     --      $  130,169
                                         ==========       ========       ========       ========        ========      ==========

                          INDEPENDENT AUDITORS' REPORT

The Board of Managers Land O'Lakes Farmland Feed LLC:

     We have audited the accompanying consolidated balance sheets of Land O'Lakes Farmland Feed LLC and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and equities for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O'Lakes Farmland Feed LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     In 2002, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                          KPMG LLP

Minneapolis, Minnesota
January 30, 2004, except as to the tenth paragraph of Note 16, which is as of February 24, 2004

                         LAND O'LAKES FARMLAND FEED LLC

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                               ($ IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and short-term investments...........................  $     --   $    356
  Receivables, net..........................................   142,207    127,382
  Receivable from legal settlement..........................        --      6,000
  Inventories...............................................   138,982    113,078
  Prepaid expenses and other current assets.................    11,234      7,835
  Note receivable -- Land O'Lakes, Inc. ....................    61,961     29,493
                                                              --------   --------
     Total current assets...................................   354,384    284,144
Investments.................................................    19,889     22,973
Property, plant and equipment, net..........................   232,232    251,739
Goodwill....................................................   122,209    122,486
Other intangibles...........................................    95,446     96,804
Other assets................................................    29,149     28,762
                                                              --------   --------
     Total assets...........................................  $853,309   $806,908
                                                              ========   ========

                            LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations..........................  $    165   $  2,000
  Accounts payable..........................................   113,981    121,219
  Accrued expenses..........................................    41,086     48,134
                                                              --------   --------
     Total current liabilities..............................   155,232    171,353
Employee benefits and other liabilities.....................    30,775     29,847
Minority interests..........................................     6,059      2,960
Equities:
  Contributed capital.......................................   515,376    515,376
  Accumulated other comprehensive loss......................    (1,692)        --
  Retained earnings.........................................   147,559     87,372
                                                              --------   --------
     Total equities.........................................   661,243    602,748
                                                              --------   --------
Commitments and contingencies
     Total liabilities and equities.........................  $853,309   $806,908
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ----------   ----------   ----------
                                                                     ($ IN THOUSANDS)
Net sales................................................  $2,462,427   $2,430,385   $1,837,377
Cost of sales............................................   2,176,067    2,144,014    1,672,385
                                                           ----------   ----------   ----------
Gross profit.............................................     286,360      286,371      164,992
Selling, general and administrative......................     227,689      226,381      127,185
Restructuring and impairment charges (reversals).........       1,962       11,266       (5,728)
                                                           ----------   ----------   ----------
Earnings from operations.................................      56,709       48,724       43,535
Interest (income) expense, net...........................        (892)       3,567        6,088
Gain on legal settlements................................      (3,209)      (7,642)          --
(Gain) loss on sale of investments.......................        (876)       1,498           --
Gain on sale of intangible...............................          --       (4,184)          --
Equity in earnings of affiliated companies...............      (1,421)      (1,021)      (2,577)
Minority interest in earnings of subsidiaries............       1,431          900          878
                                                           ----------   ----------   ----------
Earnings before income taxes.............................      61,676       55,606       39,146
Income tax expense.......................................         918        1,152           --
                                                           ----------   ----------   ----------
Net earnings.............................................  $   60,758   $   54,454   $   39,146
                                                           ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
                                                                    ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings............................................  $  60,758   $  54,454   $  39,146
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization........................     40,042      44,398      29,631
     Bad debt expense.....................................      1,889       3,200         775
     Receivable from legal settlement.....................      6,000      (6,000)         --
     Decrease (increase) in other assets..................        274      (4,079)     (4,759)
     Decrease in other liabilities........................       (558)     (9,200)     (6,017)
     Restructuring and impairment charges (reversals).....      1,962      11,266      (5,728)
     Equity in earnings of affiliated companies...........     (1,421)     (1,021)     (2,577)
     Minority interest in earnings of subsidiaries........      1,431         900         878
     (Gain) loss on sale of investments...................       (876)      1,498          --
     Gain on sale of intangible...........................         --      (4,184)         --
     Other................................................         --        (204)         --
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
     Receivables..........................................    (16,398)    (13,327)     36,431
     Inventories..........................................    (24,114)        372      10,436
     Other current assets.................................     (1,664)       (584)      6,272
     Accounts payable.....................................     (9,163)      4,177     (11,319)
     Accrued expenses.....................................    (11,003)    (12,080)    (17,864)
                                                            ---------   ---------   ---------
  Net cash provided by operating activities...............     47,159      69,586      75,305
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment..............    (24,415)    (26,054)    (21,931)
  Proceeds from sale of investments.......................      3,000       3,700          --
  Proceeds from sale of property, plant and equipment.....      5,357       6,600       5,211
  Dividends from affiliated companies.....................      1,959       3,726          --
  Other...................................................      1,287         750          --
                                                            ---------   ---------   ---------
     Net cash used by investing activities................    (12,812)    (11,278)    (16,720)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt..................     (2,235)     (2,600)      1,029
  Proceeds on note receivable from Land O'Lakes, Inc. ....    583,032     449,997     358,030
  Payments on borrowings to Land O'Lakes, Inc. ...........   (615,500)   (508,700)   (422,965)
  Capital contributions by members........................         --         332       8,340
                                                            ---------   ---------   ---------
  Net cash used by financing activities...................    (34,703)    (60,971)    (55,566)
  Net (decrease) increase in cash and short-term
     investments..........................................       (356)     (2,663)      3,019
Cash and short-term investments at beginning of year......        356       3,019          --
                                                            ---------   ---------   ---------
Cash and short-term investments at end of year............  $      --   $     356   $   3,019
                                                            =========   =========   =========
Supplemental schedule of noncash investing and financing
  activities:
  Capital contributions by members........................  $      --   $      --   $ 371,907

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF EQUITIES
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                              ACCUMULATED      RETAINED
                                                                 OTHER         EARNINGS
                                               CONTRIBUTED   COMPREHENSIVE   (ACCUMULATED    TOTAL
                                                 CAPITAL         LOSS          DEFICIT)     EQUITIES
                                               -----------   -------------   ------------   --------
                                                                 ($ IN THOUSANDS)
Balance, December 31, 2000...................   $134,797        $    --        $ (6,228)    $128,569
Capital contributions:
  Purina Mills stock.........................    366,897             --              --      366,897
  Other......................................     13,350             --              --       13,350
Net earnings.................................         --             --          39,146       39,146
                                                --------        -------        --------     --------
Balance, December 31, 2001...................    515,044             --          32,918      547,962
  Purina Mills stock.........................        332             --              --          332
Net earnings.................................         --             --          54,454       54,454
                                                --------        -------        --------     --------
Balance, December 31, 2002...................    515,376             --          87,372      602,748
Net earnings.................................         --             --          60,758       60,758
Minimum pension liability adjustment.........         --         (1,692)             --       (1,692)
Other........................................         --             --            (571)        (571)
                                                --------        -------        --------     --------
Balance, December 31, 2003...................   $515,376        $(1,692)       $147,559     $661,243
                                                ========        =======        ========     ========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                           ($ IN THOUSANDS IN TABLES)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

     Land O'Lakes Farmland Feed LLC (the "Company") produces both commercial and lifestyle feed for a variety of animals, including dairy cattle, beef cattle, swine, poultry, horses, and other specialty animals.

     The Company was established in October 2000 through the combination of the feed operations of Land O'Lakes, Inc. and Farmland Industries, Inc. Through their relative contributions, Land O'Lakes, Inc. and Farmland Industries, Inc. had ownership interests of 73.7% and 26.3%, respectively. The initial capital contributions made by each of the members to the Company consisted primarily of property, plant, and equipment and other long-lived assets. In October 2000, the Company purchased inventories from the respective members. The merger was accounted for as a purchase in accordance with APB No. 16, "Business Combinations." As such, the contributions of Farmland Industries, Inc. were recorded at fair value.

     In October 2001, an indirect subsidiary of Land O'Lakes, Inc. acquired Purina Mills, Inc. and contributed the business to the Company. As a result, Land O'Lakes, Inc. increased its direct and indirect ownership in the Company to 92%. Farmland Industries, Inc. retains an 8% ownership interest.

  REVENUE RECOGNITION

     The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and sales price is fixed or determinable.

  STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of the Company and wholly owned and majority-owned subsidiaries and limited liability companies. Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

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

                         LAND O'LAKES FARMLAND FEED LLC

  INVESTMENTS

     The equity method of accounting is used for investments in which the Company has significant influence. Generally, this represents ownership of at least 20 percent and not more than 50 percent. Investments in less than 20 percent owned companies are stated at cost.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life (10 to 30 years for land improvements and buildings and building equipment, 5 to 10 years for machinery and equipment and 3 to 5 years for software) of the respective assets in accordance with the straight-line method.

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

     Other intangible assets consist primarily of trademarks, patents, and agreements not to compete. Certain trademarks are not amortized because they have indefinite lives. The remaining other intangible assets are amortized using the straight-line method over the estimated useful lives, ranging from 2 to 15 years.

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

  ADVERTISING AND PROMOTION COSTS

     Advertising costs are expensed as incurred. Advertising costs were $21.2 million, $17.9 million, and $7.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  RESEARCH AND DEVELOPMENT

     Expenditures for research and development are charged to administrative expense in the year incurred. Total research and development expenses for the years ended December 31, 2003, 2002 and 2001 were $9.7 million, $9.8 million and $5.3 million, respectively.

                         LAND O'LAKES FARMLAND FEED LLC

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

2.  RECEIVABLES

     A summary of receivables at December 31 is as follows:

                                                                2003       2002
                                                              --------   --------
Trade accounts..............................................  $ 35,983   $ 22,458
Notes and contracts.........................................    14,422     23,494
Notes from sale of trade receivables (see Note 3)...........    95,957     83,158
Other.......................................................     6,052      8,871
                                                              --------   --------
                                                               152,414    137,981
Less allowance for doubtful accounts........................    10,207     10,599
                                                              --------   --------
Total receivables, net......................................  $142,207   $127,382
                                                              ========   ========

3.  RECEIVABLES PURCHASE FACILITY

     In December 2001, the Company along with Land O'Lakes, Inc., established a $100.0 million receivables purchase facility with CoBank, ACB ("CoBank"). A wholly-owned, unconsolidated special purpose entity ("SPE") was established to purchase certain receivables from the Company and Land O'Lakes, Inc. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheet. However, the Company retains credit risk related to the repayment of the notes receivable with the SPE, which, in turn, is dependent upon the credit risk of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At December 31, 2003, $20.0 million was outstanding under this facility. The total accounts receivable sold were $2,165.9 million and $2,299.0 million in 2003 and 2002, respectively.

4.  INVENTORIES

     A summary of inventories at December 31 is as follows:

                                                                2003       2002
                                                              --------   --------
Raw materials...............................................  $ 91,890   $ 83,187
Finished goods..............................................    47,092     29,891
                                                              --------   --------
Total inventories...........................................  $138,982   $113,078
                                                              ========   ========

                         LAND O'LAKES FARMLAND FEED LLC

5.  INVESTMENTS

     The Company's investments at December 31 are as follows:

                                                               2003      2002
                                                              -------   -------
New Feeds, LLC..............................................  $ 3,145   $ 3,033
Agland Farmland Feed, LLC...................................    2,432     2,585
Pro-Pet, LLC................................................    2,219     2,326
Northern Country Feeds, LLC.................................    1,780     1,704
Calvo Alto Liquid, LLC......................................    1,302     1,302
Strauss Feeds, LLC..........................................    1,063     1,041
Dakotaland Feeds, LLC.......................................      896       744
Nutrikowi, LLC..............................................      876       876
Harmony Farms, LLC..........................................       --     2,435
Other.......................................................    6,176     6,927
                                                              -------   -------
Total investments...........................................  $19,889   $22,973
                                                              =======   =======

     During 2003, the Company sold its interest in Harmony Farms, LLC for $3.0 million in cash and recorded a $0.9 million gain on the sale. During 2002 the Company sold its interest in several equity joint ventures, including Iowa River Feeds, LLC, Nutri-Tech Feeds LLC, T-PM Holding Company, and Northern Colorado Feeds, LLC. These sales related to the integration efforts of the Purina Mills acquisition. Proceeds from these sales were $3.7 million and resulted in a loss of $1.5 million.

6.  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment at December 31 is as follows:

                                                                2003       2002
                                                              --------   --------
Machinery and equipment.....................................  $232,116   $211,649
Buildings and building equipment............................   105,506    108,551
Land and land improvements..................................    28,370     29,661
Construction in progress....................................     7,865     13,328
                                                              --------   --------
                                                               373,857    363,189
Less accumulated depreciation...............................   141,625    111,450
                                                              --------   --------
Total property, plant and equipment, net....................  $232,232   $251,739
                                                              ========   ========

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill: The Company adopted the remaining provisions of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective January 1, 2001, net earnings for 2001 would have been reported as follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2003           2002           2001
                                                  ------------   ------------   ------------
Net earnings....................................    $60,758        $54,454        $39,146
Add back: Goodwill amortization, net of tax.....         --             --            970
                                                    -------        -------        -------
Adjusted net earnings...........................    $60,758        $54,454        $40,116
                                                    =======        =======        =======

                         LAND O'LAKES FARMLAND FEED LLC

     The changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows.

Balance as of January 1, 2003...............................   $122,486
  Reclassifications to other intangibles....................        189
  Amortization expense......................................       (466)
                                                               --------
Balance as of December 31, 2003.............................   $122,209
                                                               ========

     Other Intangible Assets: A summary of other intangible assets at December 31 is as follows:

                                                               2003      2002
                                                              -------   -------
Amortized other intangible assets
  Patents, less accumulated amortization of $2,311 and
     $1,106, respectively...................................  $14,111   $15,316
  Trademarks, less accumulated amortization of $350 and
     $262, respectively.....................................      532       621
  Other intangible assets, less accumulated amortization of
     $7,225 and $7,089, respectively........................    4,178     4,242
                                                              -------   -------
Total amortized other intangible assets.....................   18,821    20,179
Total non-amortized other intangible assets-trademarks......   76,625    76,625
                                                              -------   -------
Total other intangible assets...............................  $95,446   $96,804
                                                              =======   =======

     Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $2.7 million, $4.3 million and $2.4 million respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.0 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 11 years.

8.  NOTES AND SHORT-TERM OBLIGATIONS

     A summary of notes and short-term obligations at December 31 is as follows:

                                                              2003     2002
                                                              -----   ------
Union Bank of California line of credit.....................  $  --   $2,000
Other.......................................................    165       --
                                                              -----   ------
Total notes and short-term obligations......................  $ 165   $2,000
                                                              =====   ======

     The Union Bank of California line of credit of $2 million was paid off in 2003 and was not renewed.

     Interest paid, net of amount capitalized, for the years ended December 31, 2003, 2002 and 2001 was $0.2 million, $0.1 million and $0.7 million, respectively.

9.  OTHER COMPREHENSIVE INCOME

                                                           2003      2002      2001
                                                          -------   -------   -------
Net earnings............................................  $60,758   $54,454   $39,146
Minimum pension liability adjustment....................   (1,692)       --        --
                                                          -------   -------   -------
Total comprehensive income..............................  $59,066   $54,454   $39,146
                                                          =======   =======   =======

     The minimum pension liability adjustment reflects $1.7 million for the Company's defined benefit pension plan.

                         LAND O'LAKES FARMLAND FEED LLC

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                           AT DECEMBER 31,
                                                --------------------------------------
                                                      2003                 2002
                                                -----------------   ------------------
                                                NOTIONAL    FAIR    NOTIONAL    FAIR
                                                 AMOUNT    VALUE     AMOUNT     VALUE
                                                --------   ------   --------   -------
                                                            (IN THOUSANDS)
Derivative financial instruments:
  Commodity futures contracts:
     Commitments to purchase..................  $ 86,580   $7,524   $ 66,186   $(4,179)
     Commitments to sell......................   (27,792)    (474)   (30,202)      864

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

     Costs relating to the plans are allocated to the Company by Land O'Lakes, Inc. The Company's allocated expenses relating to these plans was $7.3 million, $2.6 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Certain Company employees are eligible for benefits under Land O'Lakes, Inc.'s defined contribution plans. The expense for these plans was $4.1 million, $5.7 million and $2.5 million for the years ended December 31, 2003, 2002, and 2001, respectively.

                         LAND O'LAKES FARMLAND FEED LLC

     The Company has a discretionary capital accumulation plan ("CAP") for certain of its employees, which is a non-qualified, unfunded, defined benefit pension plan. Disclosures for the CAP plan are as follows:

  OBLIGATION AND FUNDED STATUS AT DECEMBER 31

                                                                2003       2002
                                                              --------   --------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 26,813   $ 24,843
  Interest cost.............................................     1,784      1,743
  Actuarial loss............................................     1,692      1,645
  Benefits paid.............................................    (1,541)    (1,418)
                                                              --------   --------
  Benefit obligation at end of year.........................  $ 28,748   $ 26,813
                                                              ========   ========
Change in plan assets:
  Fair value of plan assets at beginning of year............  $     --   $     --
  Company contributions.....................................     1,541      1,418
  Benefits paid.............................................    (1,541)    (1,418)
                                                              --------   --------
  Fair value of plan assets at end of year..................  $     --   $     --
                                                              ========   ========

  Funded status.............................................  $(28,748)  $(26,813)
  Unrecognized net actuarial loss...........................     3,336      1,645
                                                              --------   --------
  Net amount recognized.....................................  $(25,412)  $(25,168)
                                                              ========   ========
Amounts recognized in consolidated balance sheets consist
  of:
  Accrued benefit liability.................................  $(27,104)  $(25,168)
  Accumulated other comprehensive loss......................     1,692         --
                                                              --------   --------
  Net amount recognized.....................................  $(25,412)  $(25,168)
                                                              ========   ========

     The accumulated benefit obligation for the Company's CAP plan was $28.7 million and $26.8 million at December 31, 2003 and 2002, respectively.

     Information for the CAP plan with an accumulated benefit obligation in excess of plan assets:

                                                               2003      2002
                                                              -------   -------
Projected benefit obligation................................  $28,748   $26,813
Accumulated benefit obligation..............................   28,748    26,813
Fair value of plan assets...................................       --        --

     Components of net periodic benefit cost are as follows:

                                                               2003     2002    2001
                                                              ------   ------   -----
Interest cost...............................................  $1,784   $1,743   $  --
                                                              ------   ------   -----
Net periodic benefit cost...................................  $1,784   $1,743   $  --
                                                              ======   ======   =====

                         LAND O'LAKES FARMLAND FEED LLC

  ADDITIONAL INFORMATION

                                                               2003    2002
                                                              ------   -----
Increase in additional minimum liability....................  $1,692   $  --
                                                              ------   -----
Decrease in other comprehensive income......................  $1,692   $  --
                                                              ======   =====

     Weighted-average assumptions used to determine benefit obligations at December 31:

Discount rate...............................................    6.25%   7.00%

     Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

                                                              2003    2002    2001
                                                              -----   -----   ----
Discount rate...............................................  7.00%   7.25%   N/A

  CASH FLOW

     The Company expects to contribute approximately $1.5 million to its CAP plan in 2004.

12.  ACQUISITIONS AND DIVESTITURES

     On October 11, 2001, the Company acquired 100% of the outstanding stock of Purina Mills, Inc. ("Purina Mills"), a lifestyle feed business. The results of operations for Purina Mills are included in the consolidated financial statements since that date. The aggregate purchase price was approximately $359 million, net of cash acquired, of which $247 million represented cash payments for stock and acquisition costs and $112 million represented debt retirement. The unaudited pro forma results of operations for the year ended December 31, 2001 would have reflected net sales of $2,502.7 million and net earnings of $60.8 million for the Company assuming the Purina Mills acquisition had occurred on January 1, 2001. The unaudited pro forma results of operations are for informational purposes only and do not purport to represent what the Company's results of operations would have been if the acquisition had actually occurred on that date.

13.  RESTRUCTURING AND IMPAIRMENT CHARGES

     In 2003, the Company recorded restructuring and impairment charges of $2.0 million, of which $1.4 million was primarily related to the write-down of impaired assets held for sale to their estimated fair value, and $0.6 million was related to employee severance and outplacement costs. The balance remaining to be paid at December 31, 2003 for employee and severance outplacement costs was $1.8 million.

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

14.  GAIN ON LEGAL SETTLEMENTS

     During 2003 and 2002, the Company recognized gains on legal settlements of $3.2 million and $7.6 million, respectively. The amounts were received from vitamin product suppliers against whom the Company alleged certain price-fixing claims.

                         LAND O'LAKES FARMLAND FEED LLC

15.  GAIN ON SALE OF INTANGIBLE

     In 2002, the Company recorded a $4.2 million gain on the sale of a customer list pertaining to the feed phosphate distribution business.

16.  COMMITMENTS AND CONTINGENCIES

     Total rental expense was $13.0 million, $12.4 million and $4.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The minimum annual lease payments for the next five years and thereafter are as follows:

YEAR                                                           AMOUNT
----                                                           ------
2004........................................................    $9.6
2005........................................................     7.6
2006........................................................     4.5
2007........................................................     3.4
2008........................................................     2.8
2009 and thereafter.........................................     0.6

     Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

  GUARANTEE OF PARENT DEBT

     In December 2003, Land O'Lakes, Inc., which owns 92% of the Company, issued $175 million of senior secured notes, due 2010. In November 2001, Land O'Lakes, Inc. issued $350 million of senior unsecured notes, due 2011. Both of these notes are guaranteed by certain domestic wholly-owned subsidiaries of Land O'Lakes, Inc., including the Company and by each domestic wholly-owned subsidiary of the Company.

     This guarantee is a general unsecured obligation, ranks equally in right of payment with all existing and future senior indebtedness of Land O'Lakes, is senior in right of payment to all existing and future subordinated obligations of Land O'Lakes, and is effectively subordinated to any secured indebtedness of Land O'Lakes and its subsidiaries, including the Company, to the extent of the value of the assets securing such indebtedness. The maximum potential amount of future payments that the Company would be required to make is $525 million as of December 31, 2003. Currently, the Company does not record a liability regarding the guarantee. The Company has no recourse provision that would enable it to recover amounts paid under the guarantee from Land O'Lakes, Inc. or any other parties.

     The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the years ended December 31, are as follows:

                                                                2003      2002
                                                              --------   -------
Total assets................................................  $ 25,870   $23,433
Net sales...................................................   112,769    53,669
Net earnings................................................     2,110       626

     In November 2001, Land O'Lakes, Inc. entered into new term facilities consisting of a $325 million five-year Term Loan A facility and a $250 million seven-year Term Loan B facility. These facilities are unconditionally guaranteed by certain domestic wholly owned subsidiaries of Land O'Lakes, Inc., including the Company and by each domestic wholly-owned subsidiary of the Company. The maximum potential

                         LAND O'LAKES FARMLAND FEED LLC
payment related to this guarantee is $245 million as of December 31, 2003. The Company does not currently record a liability related to the guarantee of the Term Loans, and the Company has no recourse provisions that would enable it to recover from Land O'Lakes, Inc. or any other parties.

  GUARANTEES OF PRODUCER LOANS

     The Company guarantees certain loans to large producers financed by Land O'Lakes Finance Company. The loans totaled $15.1 million and $15.2 million at December 31, 2003 and 2002, respectively. Reserves for these guarantees of $1.2 million and $0.7 million at December 31, 2003 and 2002, respectively, are included in the allowance for doubtful accounts. The maximum amount guaranteed by the Company is $7.0 million with the remaining balance guaranteed by Land O'Lakes, Inc. There were no write-offs related to producer loans for the year ended December 31, 2003 and $.1 million was recorded in 2002. The Company does not currently record a liability related to the guarantee of the producer loans. The Company would have recourse against the producer to partially off-set the liability.

     The Company also guarantees certain loans to producers and dealers financed by third party lenders. The loans totaled $2.2 million and $2.4 million at December 31, 2003 and 2002, respectively. Reserves for these guarantees of $0.7 million and $0.5 million at December 31, 2003 and 2002, respectively, are included in the consolidated balance sheet. There were insignificant write-offs related to these loans in 2003 and 2002. The maximum potential payment related to these guarantees is $.8 million. The Company does not currently record a liability related to the guarantees of these producer and dealer loans financed by third party lenders. The Company has no recourse against the producer or dealer to partially off-set the potential liability.

  GENERAL

     The Company is currently and from time to time involved in litigation and environmental claims incidental to the conduct of business. The damages claimed in some of these cases are substantial. Although the amount of loss that may result from these matters cannot be ascertained with certainty, the Company does not currently believe that, in the aggregate, they will result in a loss material to the Company's consolidated financial condition, future results of operations or cash flows.

     On February 24, 2004, Cache La Poudre Feeds, LLC ("Cache") filed a lawsuit in the United States District Court for the District of Colorado against the Company, Land O'Lakes, Inc. and certain named officers thereof claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. Cache seeks damages of at least $132.8 million, which, it claims, is the amount the named entities generated in gains, profits and advantages from using the Profile trade name. In response to Cache's complaint, the Company denied any wrongdoing and pursued certain counterclaims against Cache relating to, among other things, trademark infringement, and other claims against Cache and Cache's attorneys for, among other things, libel and slander. In addition, the Company believes that Cache's calculation of the Company's gains, profits and advantages generated from using the Profile trade name were grossly overstated. The Company believes that sales revenue generated from the sale of products carrying the Profile trade name are immaterial. Although the amount of any loss that may result from this matter cannot be ascertained with certainty, we do not currently believe that it will result in a loss material to our consolidated financial condition, future results of operations or cash flow.

     In 2003, several lawsuits were filed against the Company and Land O'Lakes, Inc. by Ohio alpaca producers in which it is alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers' alpacas. It is possible that additional lawsuits or claims relating to this matter could be brought against the Company. Although the amount of the liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

                         LAND O'LAKES FARMLAND FEED LLC

17.  RELATED PARTY TRANSACTIONS

     In accordance with the Management Services Agreement between Land O'Lakes, Inc. and the Company, costs are charged to the Company by Land O'Lakes, Inc. for corporate services such as legal, insurance administration, tax administration, human resources, payroll and benefit administration, leasing, public relations, credit and collections, accounting, and IT support. These costs totaled $9.0 million, $7.0 million and $6.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, payroll and benefit-related costs are paid directly by Land O'Lakes, Inc. and reimbursed by the Company. These costs totaled $221.1 million, $100.9 million and $102.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     A $200 million revolving credit facility has been established between Land O'Lakes and the Company for the purpose of financing working capital or investing excess cash of the Company. The revolving credit facility with Land O'Lakes bears interest at 260 basis points over LIBOR. This facility terminates on April 24, 2004, and is renewable annually. There was a $62.0 million and $29.5 million note receivable from Land O'Lakes under this facility as of December 31, 2003 and 2002, respectively.

     Pursuant to a Feed Supply Agreement dated September 29, 2000 between Land O'Lakes Farmland Feed and Farmland Industries, Farmland Industries agrees to purchase all of its branded feed, specialty feeds, catfish, swine and cattle feed, and ingredients, excluding grain, from Land O'Lakes Farmland Feed. Such sales are to be made at prices competitive with those available from other suppliers. This Feed Supply Agreement extends for the duration of Land O'Lakes Farmland Feed, or, for five years following the exercise by Land O'Lakes, Inc. of its option to purchase Farmland Industries' interest in Land O'Lakes Farmland Feed. Sales to Farmland Industries under the agreement totaled $0.0 million, $1.5 million and $6.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Due to a disputed provision in the agreement, for the year ended December 31, 2003 Farmland Industries did not purchase any feed or ingredients from Land O'Lakes Farmland Feed.

     Sales to unconsolidated subsidiaries of the Company totaled $41.3 million, $41.3 million and $33.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Purchases from unconsolidated subsidiaries of the Company totaled $33.7 million, $22.5 million and $12.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

18.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows:

                                             BALANCE AT
                                             BEGINNING    CHARGES TO              BALANCE AT
DESCRIPTION                                   OF YEAR      EXPENSE     OTHER(a)   END OF YEAR
-----------                                  ----------   ----------   --------   -----------
Year ended December 31, 2003...............   $10,599       $1,889     $(2,281)     $10,207
Year ended December 31, 2002...............     9,085        3,200      (1,686)      10,599
Year ended December 31, 2001...............     4,211          775       4,099        9,085

---------------

(a) Includes accounts written-off, recoveries, acquisitions, and the impact of consolidations.

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                  FIRST      SECOND     THIRD      FOURTH
2003                             QUARTER    QUARTER    QUARTER    QUARTER    FULL YEAR
----                             --------   --------   --------   --------   ----------
Net sales......................  $601,100   $592,655   $582,260   $686,412   $2,462,427
Gross profit...................    72,254     66,191     60,151     87,764      286,360
Net earnings...................    16,198     10,698      4,089     29,773       60,758

                         LAND O'LAKES FARMLAND FEED LLC

                                  FIRST      SECOND     THIRD      FOURTH
2002                             QUARTER    QUARTER    QUARTER    QUARTER    FULL YEAR
----                             --------   --------   --------   --------   ----------
Net sales......................  $611,460   $584,295   $602,891   $631,739   $2,430,385
Gross profit...................    72,828     70,336     72,033     71,174      286,371
Net earnings...................    14,493      8,364     11,573     20,024       54,454

20.  CONSOLIDATING FINANCIAL INFORMATION

     Land O'Lakes, Inc. has issued $525 million in senior notes which are guaranteed by certain domestic wholly-owned and majority-owned subsidiaries of Land O'Lakes, including the Company and the Company's domestic wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. The Company's majority-owned subsidiaries are excluded from the guarantee ("Non-Guarantor Subsidiaries").

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

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2003

                             LAND
                           O'LAKES    WHOLLY OWNED                    WHOLLY OWNED
                           FARMLAND   SUBSIDIARIES   WHOLLY OWNED    SUBSIDIARIES OF       NON-
                           FEED LLC     OF LOLFF     PURINA MILLS,    PURINA MILLS,     GUARANTOR
                            PARENT        LLC         LLC PARENT           LLC         SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                           --------   ------------   -------------   ---------------   ------------   ------------   ------------
                                                                      ($ IN THOUSANDS)
                                                             ASSETS
Current assets:
  Cash and short-term
    investments..........  $     --     $    --        $     --          $    --         $    --       $      --       $     --
  Receivables, net.......   104,185      52,018              --              573          10,166         (24,735)       142,207
  Inventories............   108,750      22,622              --              655           6,955              --        138,982
  Prepaid expenses and
    other current
    assets...............    10,634         338              --                3             259              --         11,234
  Note receivable - Land
    O'Lakes, Inc. .......    61,961          --              --               --              --              --         61,961
                           --------     -------        --------          -------         -------       ---------       --------
    Total current
      assets.............   285,530      74,978              --            1,231          17,380         (24,735)       354,384
Investments..............   200,403         710              --            1,694           1,302        (184,220)        19,889
Property, plant and
  equipment, net.........    98,089       7,518         121,320            1,204           4,101              --        232,232
Goodwill.................   118,337       3,656              --               --             216              --        122,209
Other intangibles........    94,351         890              --               --             205              --         95,446
Other assets.............    25,204       1,279              --               --           2,666              --         29,149
                           --------     -------        --------          -------         -------       ---------       --------
    Total assets.........  $821,914     $89,031        $121,320          $ 4,129         $25,870       $(208,955)      $853,309
                           ========     =======        ========          =======         =======       =========       ========

                                                    LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
    obligations..........  $    165     $    --        $     --          $    --         $    --       $      --       $    165
  Accounts payable.......    90,045      44,798              --              130           3,743         (24,735)       113,981
  Accrued expenses.......    37,677         787              --              360           2,262              --         41,086
                           --------     -------        --------          -------         -------       ---------       --------
    Total current
      liabilities........   127,887      45,585              --              490           6,005         (24,735)       155,232
Employee benefits and
  other liabilities......    30,223         109              --              177             266              --         30,775
Minority interests.......     2,561          --              --               --           3,498              --          6,059
Equities:
  Contributed capital....   515,376      21,757          83,806            7,484          12,870        (125,917)       515,376
  Accumulated other
    comprehensive loss...    (1,692)         --              --               --              --              --         (1,692)
  Retained earnings......   147,559      21,580          37,514           (4,022)          3,231         (58,303)       147,559
                           --------     -------        --------          -------         -------       ---------       --------
    Total equities.......   661,243      43,337         121,320            3,462          16,101        (184,220)       661,243
                           --------     -------        --------          -------         -------       ---------       --------
Commitments and
  contingencies
    Total liabilities and
      equities...........  $821,914     $89,031        $121,320          $ 4,129         $25,870       $(208,955)      $853,309
                           ========     =======        ========          =======         =======       =========       ========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                             LAND
                           O'LAKES     WHOLLY OWNED                    WHOLLY OWNED
                           FARMLAND    SUBSIDIARIES   WHOLLY OWNED    SUBSIDIARIES OF       NON-
                           FEED LLC      OF LOLFF     PURINA MILLS,    PURINA MILLS,     GUARANTOR
                            PARENT         LLC         LLC PARENT           LLC         SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                          ----------   ------------   -------------   ---------------   ------------   ------------   ------------
Net sales...............  $2,117,971     $182,976       $     --          $48,711         $112,769       $     --      $2,462,427
Cost of sales...........   1,844,903      164,949         22,731           41,980          101,504             --       2,176,067
                          ----------     --------       --------          -------         --------       --------      ----------
Gross profit............     273,068       18,027        (22,731)           6,731           11,265             --         286,360
Selling, general and
  administrative........     202,577       15,335          2,496              448            6,833             --         227,689
Restructuring and
  impairment charges....       1,962           --             --               --               --             --           1,962
                          ----------     --------       --------          -------         --------       --------      ----------
Earnings from
  operations............      68,529        2,692        (25,227)           6,283            4,432             --          56,709
Interest (income)
  expense, net..........        (871)         (70)            --               --               49             --            (892)
Gain on legal
  settlements...........          --           --         (3,209)              --               --             --          (3,209)
Gain on sale of
  investment............          --           --             --             (876)              --             --            (876)
Equity in loss
  (earnings) of
  affiliated
  companies.............       8,650           --             --              109               --        (10,180)         (1,421)
Minority interest in
  (loss) earnings of
  subsidiaries..........          (8)          --             --               --            1,439             --           1,431
                          ----------     --------       --------          -------         --------       --------      ----------
Earnings (loss) before
  income taxes..........      60,758        2,762        (22,018)           7,050            2,944         10,180          61,676
Income tax expense......          --           84             --               --              834             --             918
                          ----------     --------       --------          -------         --------       --------      ----------
Net earnings (loss).....  $   60,758     $  2,678       $(22,018)         $ 7,050         $  2,110       $ 10,180      $   60,758
                          ==========     ========       ========          =======         ========       ========      ==========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                       LAND
                                     O'LAKES    WHOLLY OWNED                    WHOLLY OWNED
                                     FARMLAND   SUBSIDIARIES   WHOLLY OWNED     SUBSIDIARIES         NON-
                                     FEED LLC     OF LOLFF     PURINA MILLS,      OF PURINA       GUARANTOR
                                      PARENT        LLC         LLC PARENT       MILLS, LLC      SUBSIDIARIES
                                     --------   ------------   -------------   ---------------   ------------
                                                                 ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net earnings (loss)...............  $60,758      $  2,678       $(22,018)         $ 7,050         $ 2,110
 Adjustments to reconcile net
   earnings (loss) to net cash
   provided (used) by operating
   activities:
   Depreciation and amortization...   15,245         1,515         22,731               58             493
   Bad debt expense................    1,889            --             --               --              --
   Receivable from legal
     settlement....................    6,000            --             --               --              --
   Decrease (increase) in other
     assets........................    2,731           470             --               --            (227)
   (Decrease) increase in other
     liabilities...................   (7,442)       (1,876)            --             (715)          3,324
   Restructuring and impairment
     charges.......................    1,962            --             --               --              --
   Equity in loss (earnings) of
     affiliated companies..........    8,650            --             --              109              --
   Minority interest in earnings of
     subsidiaries..................       (8)           --             --               --           1,439
   Gain on sale of investments.....       --            --             --             (876)             --
   Other...........................   (2,463)           --          2,463               --              --
 Changes in current assets and
   liabilities, net of acquisitions
   and divestitures:
   Receivables.....................    4,858       (18,178)            --              794          (3,738)
   Inventories.....................  (18,603)       (6,210)            --            1,279            (580)
   Other current assets............   (1,734)         (898)            --              882              86
   Accounts payable................      717        18,075             --           (1,382)         (1,838)
   Accrued expenses................   (7,628)       (2,528)            --             (336)           (511)
                                     --------     --------       --------          -------         -------
 Net cash provided (used) by
   operating activities............   64,932        (6,952)         3,176            6,863             558
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Additions to property, plant and
   equipment.......................  (23,679)         (326)            --              (63)           (347)
 Proceeds from sale of
   investments.....................       --            --             --            3,000              --
 Proceeds from sale of property,
   plant and equipment.............    3,944            --          1,413               --              --
 Dividends from affiliated
   companies.......................    1,584            --             --              375              --
 Other.............................    1,287            --             --               --              --
                                     --------     --------       --------          -------         -------
 Net cash (used) provided by
   investing activities............  (16,864)         (326)         1,413            3,312            (347)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Decrease in short-term debt.......     (207)           --             --               --          (2,028)
 Proceeds on note receivable from
   Land O'Lakes, Inc. .............  583,032            --             --               --              --
 Payments on borrowings to Land
   O'Lakes, Inc. ..................  (615,500)          --             --               --              --
 Distributions from Purina Mills,
   LLC.............................       --            --        (11,173)         (10,245)             --
                                     --------     --------       --------          -------         -------
 Net cash (used) provided by
   financing activities............  (32,675)           --        (11,173)         (10,245)         (2,028)
                                     --------     --------       --------          -------         -------
 Net increase (decrease) in cash
   and short-term investments......   15,393        (7,278)        (6,584)             (70)         (1,817)
Cash and short-term investments at
 beginning of year.................  (15,393)        7,278          6,584               70           1,817
                                     --------     --------       --------          -------         -------
Cash and short-term investments at
 end of year.......................  $    --      $     --       $     --          $    --         $    --
                                     ========     ========       ========          =======         =======


                                     ELIMINATIONS   CONSOLIDATED
                                     ------------   ------------
                                          ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net earnings (loss)...............    $ 10,180      $  60,758
 Adjustments to reconcile net
   earnings (loss) to net cash
   provided (used) by operating
   activities:
   Depreciation and amortization...          --         40,042
   Bad debt expense................          --          1,889
   Receivable from legal
     settlement....................          --          6,000
   Decrease (increase) in other
     assets........................      (2,700)           274
   (Decrease) increase in other
     liabilities...................       6,151           (558)
   Restructuring and impairment
     charges.......................          --          1,962
   Equity in loss (earnings) of
     affiliated companies..........     (10,180)        (1,421)
   Minority interest in earnings of
     subsidiaries..................          --          1,431
   Gain on sale of investments.....          --           (876)
   Other...........................          --             --
 Changes in current assets and
   liabilities, net of acquisitions
   and divestitures:
   Receivables.....................        (134)       (16,398)
   Inventories.....................          --        (24,114)
   Other current assets............          --         (1,664)
   Accounts payable................     (24,735)        (9,163)
   Accrued expenses................          --        (11,003)
                                       --------      ---------
 Net cash provided (used) by
   operating activities............     (21,418)        47,159
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Additions to property, plant and
   equipment.......................          --        (24,415)
 Proceeds from sale of
   investments.....................          --             --
 Proceeds from sale of property,
   plant and equipment.............          --          5,357
 Dividends from affiliated
   companies.......................          --          1,959
 Other.............................          --          1,287
                                       --------      ---------
 Net cash (used) provided by
   investing activities............          --        (12,812)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Decrease in short-term debt.......          --         (2,235)
 Proceeds on note receivable from
   Land O'Lakes, Inc. .............          --        583,032
 Payments on borrowings to Land
   O'Lakes, Inc. ..................          --       (615,500)
 Distributions from Purina Mills,
   LLC.............................      21,418             --
                                       --------      ---------
 Net cash (used) provided by
   financing activities............      21,418        (34,703)
                                       --------      ---------
 Net increase (decrease) in cash
   and short-term investments......          --           (356)
Cash and short-term investments at
 beginning of year.................          --            356
                                       --------      ---------
Cash and short-term investments at
 end of year.......................    $     --      $      --
                                       ========      =========

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002

                              LAND
                            O'LAKES    WHOLLY OWNED                    WHOLLY OWNED
                            FARMLAND   SUBSIDIARIES   WHOLLY OWNED    SUBSIDIARIES OF       NON-
                            FEED LLC     OF LOLFF     PURINA MILLS,    PURINA MILLS,     GUARANTOR
                             PARENT        LLC         LLC PARENT           LLC         SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                            --------   ------------   -------------   ---------------   ------------   ------------   ------------
                                                                       ($ IN THOUSANDS)
                                                              ASSETS
Current assets:
  Cash and short-term
    investments...........  $(15,393)    $ 7,278        $  6,584          $    70         $ 1,817       $      --       $    356
  Receivables, net........   173,302      20,156          22,623            1,367           6,428         (96,494)       127,382
  Receivable from legal
    settlement............        --          --           6,000               --              --              --          6,000
  Inventories.............    45,116      15,757          45,686            1,934           4,585              --        113,078
  Prepaid expenses and
    other current
    assets................     3,224         322           4,079               --             210              --          7,835
  Note receivable - Land
    O'Lakes, Inc. ........    29,493          --          57,759               --              --         (57,759)        29,493
                            --------     -------        --------          -------         -------       ---------       --------
    Total current
      assets..............   235,742      43,513         142,731            3,371          13,040        (154,253)       284,144
Investments...............   473,345         258              --            5,491           2,196        (458,317)        22,973
Property, plant and
  equipment, net..........    82,581       7,530         155,177            1,114           5,337              --        251,739
Goodwill,.................    12,815       3,656         105,202               --             813              --        122,486
Other intangibles.........        24       2,639          94,044               --              97              --         96,804
Other assets..............     7,965          --          21,547               --           1,950          (2,700)        28,762
                            --------     -------        --------          -------         -------       ---------       --------
    Total assets..........  $812,472     $57,596        $518,701          $ 9,976         $23,433       $(615,270)      $806,908
                            ========     =======        ========          =======         =======       =========       ========

                                                     LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
    obligations...........  $  2,000     $    --        $     --          $    --         $ 2,341       $  (2,341)      $  2,000
  Accounts payable........   189,913      22,803          48,006            5,302           3,656        (148,461)       121,219
  Accrued expenses........    17,411       2,955          24,299              696           2,773              --         48,134
                            --------     -------        --------          -------         -------       ---------       --------
    Total current
      liabilities.........   209,324      25,758          72,305            5,998           8,770        (150,802)       171,353
Notes payable -- Land
  O'Lakes, Inc. --
  noncurrent..............        --       2,700              --               --              --          (2,700)            --
Employee benefits and
  other liabilities.......       400          --          29,493               --           3,405          (3,451)        29,847
Minority interests........        --          --              29               --           2,931              --          2,960
Equities:
  Contributed capital.....   515,376      16,272         358,406            8,882           7,420        (390,980)       515,376
  Retained earnings
    (accumulated
    deficit)..............    87,372      12,866          58,468           (4,904)            907         (67,337)        87,372
                            --------     -------        --------          -------         -------       ---------       --------
    Total equities........   602,748      29,138         416,874            3,978           8,327        (458,317)       602,748
                            --------     -------        --------          -------         -------       ---------       --------
Commitments and
  contingencies
Total liabilities and
  equities................  $812,472     $57,596        $518,701          $ 9,976         $23,433       $(615,270)      $806,908
                            ========     =======        ========          =======         =======       =========       ========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                WHOLLY
                                                                                OWNED
                           LAND O'LAKES                         WHOLLY       SUBSIDIARIES
                           FARMLAND FEED    WHOLLY OWNED         OWNED        OF PURINA         NON-
                                LLC        SUBSIDIARIES OF   PURINA MILLS,      MILLS,       GUARANTOR
                              PARENT          LOLFF LLC       LLC PARENT         LLC        SUBSIDIARIES   ELIMINATIONS
                           -------------   ---------------   -------------   ------------   ------------   ------------
Net sales................   $1,312,638        $174,406         $860,845        $28,827        $53,669        $     --
Cost of sales............    1,197,551         157,918          719,950         21,395         47,200              --
                            ----------        --------         --------        -------        -------        --------
Gross profit.............      115,087          16,488          140,895          7,432          6,469              --
Selling, general and
  administrative.........      101,775          10,976           98,160         10,452          5,018              --
Restructuring and
  impairment charges.....       11,266              --               --             --             --              --
                            ----------        --------         --------        -------        -------        --------
Earnings (loss) from
  operations.............        2,046           5,512           42,735         (3,020)         1,451              --
Interest (income)
  expense, net...........        4,220             388           (1,182)           (15)           156              --
Gain on legal
  settlements............           --              --           (7,642)            --             --              --
Gain on sale of
  investments............        1,498              --               --             --             --              --
Gain on sale of
  intangible.............       (4,184)             --               --             --             --              --
Equity in (earnings) loss
  of affiliated
  companies..............      (53,908)             --              (94)         1,306             --          51,675
Minority interest in
  (loss) earnings of
  subsidiaries...........          (34)            231               34             --            669              --
                            ----------        --------         --------        -------        -------        --------
Earnings (loss) before
  income taxes...........       54,454           4,893           51,619         (4,311)           626         (51,675)
Income tax expense.......           --           1,152               --             --             --              --
                            ----------        --------         --------        -------        -------        --------
Net earnings (loss)......   $   54,454        $  3,741         $ 51,619        $(4,311)       $   626        $(51,675)
                            ==========        ========         ========        =======        =======        ========


                           CONSOLIDATED
                           ------------
Net sales................   $2,430,385
Cost of sales............    2,144,014
                            ----------
Gross profit.............      286,371
Selling, general and
  administrative.........      226,381
Restructuring and
  impairment charges.....       11,266
                            ----------
Earnings (loss) from
  operations.............       48,724
Interest (income)
  expense, net...........        3,567
Gain on legal
  settlements............       (7,642)
Gain on sale of
  investments............        1,498
Gain on sale of
  intangible.............       (4,184)
Equity in (earnings) loss
  of affiliated
  companies..............       (1,021)
Minority interest in
  (loss) earnings of
  subsidiaries...........          900
                            ----------
Earnings (loss) before
  income taxes...........       55,606
Income tax expense.......        1,152
                            ----------
Net earnings (loss)......   $   54,454
                            ==========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                       LAND
                                      O'LAKES    WHOLLY OWNED                    WHOLLY OWNED
                                     FARMLAND    SUBSIDIARIES   WHOLLY OWNED     SUBSIDIARIES         NON-
                                     FEED LLC      OF LOLFF     PURINA MILLS,      OF PURINA       GUARANTOR
                                      PARENT         LLC         LLC PARENT       MILLS, LLC      SUBSIDIARIES
                                     ---------   ------------   -------------   ---------------   ------------
                                                                 ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net earnings (loss)...............  $  54,454     $ 3,741        $ 51,619          $(4,311)        $   626
 Adjustments to reconcile net
   earnings (loss) to net cash
   provided (used) by operating
   activities:
   Depreciation and amortization...     15,085         909          27,808               77             519
   Bad debt expense................      2,775          --             425               --              --
   Receivable from legal
     settlement....................         --          --          (6,000)              --              --
   (Increase) decrease in other
     assets........................     (4,200)         17          (6,761)              --            (278)
   Increase (decrease) in other
     liabilities...................     67,858      (3,569)         (4,662)              --             177
   Restructuring and impairment
     charges.......................     11,266          --              --               --              --
   Equity in (earnings) losses of
     affiliated companies..........    (53,908)         --             (94)           1,306              --
   Minority interest...............        (34)        231              34               --             669
   Loss on sale of investments.....      1,498          --              --               --              --
   Gain on sale of intangible......     (4,184)         --              --               --              --
   Other...........................        149        (609)            865               --            (609)
 Changes in current assets and
   liabilities, net of acquisitions
   and divestitures:
   Receivables.....................     68,356      (6,009)          1,619           (3,937)         (1,818)
   Inventories.....................      1,102        (223)         (2,592)             658           1,427
   Other current assets............      1,529         565          (7,622)           4,875              69
   Accounts payable................   (127,544)      4,277            (712)             429          (3,331)
   Accrued expenses................     (2,032)      1,538         (13,630)             802           1,242
                                     ---------     -------        --------          -------         -------
 Net cash provided (used) by
   operating activities............     32,170         868          40,297             (101)         (1,307)
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Additions to property, plant and
   equipment.......................    (18,129)       (486)         (7,337)             (43)            (59)
 Proceeds from sale of
   investments.....................      3,700          --              --               --              --
 Proceeds from sale of property,
   plant and equipment.............      6,600          --              --               --              --
 Dividends from investments in
   affiliated companies............      3,118          --             608               --              --
 Other.............................        750          --              --               --              --
                                     ---------     -------        --------          -------         -------
 Net cash used by investing
   activities......................     (3,961)       (486)         (6,729)             (43)            (59)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 (Decrease) increase in short-term
   debt............................    (12,391)      5,478              --               --           1,972
 Proceeds from note payable to Land
   O'Lakes, Inc. ..................    476,083          --          15,445               --              --
 Payments on note payable to Land
   O'Lakes, Inc. ..................   (485,883)     (4,110)        (56,976)              --          (3,262)
 Capital contributions by
   members.........................        332          --              --               --              --
 Other.............................     (1,969)      1,151             391               --             427
                                     ---------     -------        --------          -------         -------
 Net cash (used) provided by
   financing activities............    (23,828)      2,519         (41,140)              --            (863)
                                     ---------     -------        --------          -------         -------
 Net increase (decrease) in cash...      4,381       2,901          (7,572)            (144)         (2,229)
Cash and short-term investments at
 beginning of year.................    (19,774)      4,377          14,156              214           4,046
                                     ---------     -------        --------          -------         -------
Cash and short-term investments at
 end of year.......................  $ (15,393)    $ 7,278        $  6,584          $    70         $ 1,817
                                     =========     =======        ========          =======         =======


                                     ELIMINATIONS   CONSOLIDATED
                                     ------------   ------------
                                          ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net earnings (loss)...............    $(51,675)     $  54,454
 Adjustments to reconcile net
   earnings (loss) to net cash
   provided (used) by operating
   activities:
   Depreciation and amortization...          --         44,398
   Bad debt expense................          --          3,200
   Receivable from legal
     settlement....................          --         (6,000)
   (Increase) decrease in other
     assets........................       7,143         (4,079)
   Increase (decrease) in other
     liabilities...................     (69,004)        (9,200)
   Restructuring and impairment
     charges.......................          --         11,266
   Equity in (earnings) losses of
     affiliated companies..........      51,675         (1,021)
   Minority interest...............          --            900
   Loss on sale of investments.....          --          1,498
   Gain on sale of intangible......          --         (4,184)
   Other...........................          --           (204)
 Changes in current assets and
   liabilities, net of acquisitions
   and divestitures:
   Receivables.....................     (71,538)       (13,327)
   Inventories.....................          --            372
   Other current assets............          --           (584)
   Accounts payable................     131,058          4,177
   Accrued expenses................          --        (12,080)
                                       --------      ---------
 Net cash provided (used) by
   operating activities............      (2,341)        69,586
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Additions to property, plant and
   equipment.......................          --        (26,054)
 Proceeds from sale of
   investments.....................          --          3,700
 Proceeds from sale of property,
   plant and equipment.............          --          6,600
 Dividends from investments in
   affiliated companies............          --          3,726
 Other.............................          --            750
                                       --------      ---------
 Net cash used by investing
   activities......................          --        (11,278)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 (Decrease) increase in short-term
   debt............................       2,341         (2,600)
 Proceeds from note payable to Land
   O'Lakes, Inc. ..................     (41,531)       449,997
 Payments on note payable to Land
   O'Lakes, Inc. ..................      41,531       (508,700)
 Capital contributions by
   members.........................          --            332
 Other.............................          --             --
                                       --------      ---------
 Net cash (used) provided by
   financing activities............       2,341        (60,971)
                                       --------      ---------
 Net increase (decrease) in cash...          --         (2,663)
Cash and short-term investments at
 beginning of year.................          --          3,019
                                       --------      ---------
Cash and short-term investments at
 end of year.......................    $     --      $     356
                                       ========      =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                          LAND
                        O'LAKES                          WHOLLY        WHOLLY OWNED
                        FARMLAND     WHOLLY OWNED         OWNED       SUBSIDIARIES OF       NON-
                        FEED LLC    SUBSIDIARIES OF   PURINA MILLS,    PURINA MILLS,     GUARANTOR
                         PARENT        LOLFF LLC       LLC PARENT           LLC         SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                       ----------   ---------------   -------------   ---------------   ------------   ------------   ------------
                                                                    ($ IN THOUSANDS)
Net sales............  $1,392,936      $168,128         $195,773          $7,091          $73,449        $     --      $1,837,377
Cost of sales........   1,279,960       151,710          165,438           5,711           69,566              --       1,672,385
                       ----------      --------         --------          ------          -------        --------      ----------
Gross profit.........     112,976        16,418           30,335           1,380            3,883              --         164,992
Selling, general and
  administrative.....      90,492         8,907           23,491           2,080            2,215              --         127,185
Restructuring and
  impairment
  reversals..........      (5,728)           --               --              --               --              --          (5,728)
                       ----------      --------         --------          ------          -------        --------      ----------
Earnings (loss) from
  operations.........      28,212         7,511            6,844            (700)           1,668              --          43,535
Interest expense
  (income), net......       5,039           706             (128)             (1)             472              --           6,088
Equity in (earnings)
  loss of affiliated
  companies..........     (15,976)           --              (93)            128               --          13,364          (2,577)
Minority interest in
  earnings (loss) of
  subsidiaries.......           3           374              (18)             --              519              --             878
                       ----------      --------         --------          ------          -------        --------      ----------
Net earnings (loss)..  $   39,146      $  6,431         $  7,083          $ (827)         $   677        $(13,364)     $   39,146
                       ==========      ========         ========          ======          =======        ========      ==========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                  LAND                       WHOLLY        WHOLLY
                                 O'LAKES    WHOLLY OWNED     OWNED         OWNED
                                FARMLAND    SUBSIDIARIES     PURINA     SUBSIDIARIES       NON-
                                FEED LLC         OF        MILLS, LLC    OF PURINA      GUARANTOR
                                 PARENT      LOLFF LLC       PARENT      MILLS, LLC    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                ---------   ------------   ----------   ------------   ------------   ------------   ------------
                                                                        ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net earnings (loss)..........  $  39,146     $ 6,431       $  7,083      $   (827)      $   677        $(13,364)     $  39,146
 Adjustments to reconcile net
   earnings (loss) to net cash
   provided by operating
   activities:
   Depreciation and
     amortization.............     20,364         732          7,559            --           976              --         29,631
   Bad debt expense...........        775          --             --            --            --              --            775
   (Increase) decrease in
     other assets.............     (9,592)      1,065          7,752        (8,451)          289           4,178         (4,759)
   (Decrease) increase in
     other liabilities........     (6,705)         31         (2,427)        2,366           718              --         (6,017)
   Restructuring and
     impairment reversal......     (5,728)         --             --            --            --              --         (5,728)
   Equity in (earnings) losses
     of affiliated
     companies................    (15,976)         --            (93)          128            --          13,364         (2,577)
   Minority interest..........          3         374            (18)           --           519              --            878
 Changes in current assets and
   liabilities, net of
   acquisitions and
   divestitures:
   Receivables................     12,122       4,366         20,140       (12,333)         (724)         12,860         36,431
   Inventories................     11,931      (1,555)         3,083        (2,402)         (621)             --         10,436
   Other current assets.......      6,396        (146)           107            --           (85)             --          6,272
   Accounts payable...........     (6,258)     (1,435)        (9,357)       23,002          (233)        (17,038)       (11,319)
   Accrued expenses...........    (12,653)       (515)        (4,677)         (122)          103              --        (17,864)
                                ---------     -------       --------      --------       -------        --------      ---------
 Net cash provided by
   operating activities.......     33,825       9,348         29,152         1,361         1,619              --         75,305
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Additions to property, plant
   and equipment..............     (9,467)     (1,490)        (8,178)       (1,264)       (1,532)             --        (21,931)
 Proceeds from sale of
   property, plant and
   equipment..................      5,082          44           (127)          117            95              --          5,211
                                ---------     -------       --------      --------       -------        --------      ---------
 Net cash used by investing
   activities.................     (4,385)     (1,446)        (8,305)       (1,147)       (1,437)             --        (16,720)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase (decrease) in
   short-term debt............      5,410      (4,636)            (8)           --           263              --          1,029
 Proceeds from note payable to
   Land O'Lakes, Inc. ........    355,964          --             --            --         2,066              --        358,030
 Payments on note payable to
   Land O'Lakes, Inc. ........   (404,594)     (2,488)       (15,023)           --          (860)             --       (422,965)
 Capital contributed by
   members....................         --          --          8,340            --            --              --          8,340
                                ---------     -------       --------      --------       -------        --------      ---------
 Net cash provided (used) by
   financing activities.......    (43,220)     (7,124)        (6,691)           --         1,469              --        (55,566)
                                ---------     -------       --------      --------       -------        --------      ---------
Net (decrease) increase in
 cash and short-term
 investments..................    (13,780)        778         14,156           214         1,651              --          3,019
Cash and short-term
 investments at beginning of
 year.........................     (5,994)      3,599             --            --         2,395              --             --
                                ---------     -------       --------      --------       -------        --------      ---------
Cash and short-term
 investments at end of year...  $ (19,774)    $ 4,377       $ 14,156      $    214       $ 4,046        $     --      $   3,019
                                =========     =======       ========      ========       =======        ========      =========

                          INDEPENDENT AUDITORS' REPORT

Land O'Lakes Farmland Feed LLC,
sole member manager for Purina Mills, LLC:

     We have audited the accompanying consolidated balance sheets of Purina Mills, LLC and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and equities for the years ended December 31, 2003 and 2002, and for the periods from October 12, 2001 through December 31, 2001 and January 1, 2001 through October 11, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Purina Mills, LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, and for the periods from October 12, 2001 through December 31, 2001, and January 1, 2001 through October 11, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, in 2002, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                                     /s/ KPMG LLP

Minneapolis, Minnesota
March 29, 2004

                               PURINA MILLS, LLC

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                               ($ IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and short-term investments...........................  $    344   $  6,654
  Receivables, net..........................................       573     23,990
  Receivable from legal settlement..........................        --      6,000
  Inventories...............................................       703     47,620
  Prepaid expenses and other current assets.................     2,777      4,079
  Note receivable from Land O'Lakes Farmland Feed LLC.......        --     57,759
                                                              --------   --------
     Total current assets...................................     4,397    146,102
Investments.................................................     1,694      5,491
Property, plant and equipment, net..........................   122,637    156,291
Goodwill....................................................        --    105,202
Other intangibles, net......................................        --     94,044
Other assets................................................        --     21,547
                                                              --------   --------
     Total assets...........................................  $128,728   $528,677
                                                              ========   ========

                            LIABILITIES AND EQUITIES
Current liabilities:
  Accounts payable..........................................  $    130   $ 53,308
  Accrued expenses..........................................       360     24,995
                                                              --------   --------
     Total current liabilities..............................       490     78,303
Employee benefits and other liabilities.....................       177     29,493
Minority interests..........................................        --         29
Equities:
  Contributed capital.......................................    89,765    367,288
  Retained earnings.........................................    38,296     53,564
                                                              --------   --------
     Total equities.........................................   128,061    420,852
                                                              --------   --------
Commitments and contingencies Total liabilities and
  equities..................................................  $128,728   $528,677
                                                              ========   ========

          See accompanying notes to consolidated financial statements

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        POST-LOL            POST-LOL            POST-LOL            PRE-LOL
                                        OWNERSHIP           OWNERSHIP           OWNERSHIP          OWNERSHIP
                                    -----------------   -----------------   -----------------   ----------------
                                          YEAR                YEAR          OCTOBER 12, 2001    JANUARY 1, 2001
                                          ENDED               ENDED              THROUGH            THROUGH
                                    DECEMBER 31, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001   OCTOBER 11, 2001
                                    -----------------   -----------------   -----------------   ----------------
                                                                  ($ IN THOUSANDS)
Net sales.........................      $ 51,762            $889,672            $202,864            $666,421
Cost of sales.....................        67,517             741,345             171,149             548,449
                                        --------            --------            --------            --------
Gross profit (loss)...............       (15,755)            148,327              31,715             117,972
Selling, general and
  administrative..................         3,528             108,612              25,571             122,190
                                        --------            --------            --------            --------
(Loss) earnings from operations...       (19,283)             39,715               6,144              (4,218)
Interest expense (income), net....             3              (1,197)               (129)             13,463
Gain on legal settlements.........        (3,209)             (7,642)                 --              (4,472)
Gain on sale of investment........          (876)                 --                  --                  --
Equity in loss (earnings) of
  affiliated companies............            75               1,212                  35                 (12)
Minority interest in (loss)
  earnings of subsidiaries........            (8)                 34                 (18)                 85
                                        --------            --------            --------            --------
(Loss) earnings before income
  taxes...........................       (15,268)             47,308               6,256             (13,282)
Income tax expense................            --                  --                  --                 854
                                        --------            --------            --------            --------
Net (loss) earnings...............      $(15,268)           $ 47,308            $  6,256            $(14,136)
                                        ========            ========            ========            ========

          See accompanying notes to consolidated financial statements

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            POST-LOL            POST-LOL
                                                    POST-LOL            POST-LOL            OWNERSHIP           OWNERSHIP
                                                    OWNERSHIP           OWNERSHIP       -----------------   -----------------
                                                -----------------   -----------------   OCTOBER 12, 2001     JANUARY 1, 2001
                                                   YEAR ENDED          YEAR ENDED            THROUGH             THROUGH
                                                DECEMBER 31, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001   OCTOBER 11, 2001
                                                -----------------   -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings.........................      $(15,268)           $ 47,308            $  6,256            $ (14,136)
  Adjustments to reconcile net (loss) earnings
    to net cash provided by operating
    activities
    Depreciation and amortization.............        22,893              27,885               7,559               35,217
    Bad debt expense..........................            --                 425                  --                   --
    Receivable from legal settlement..........            --              (6,000)                 --                   --
    (Increase) decrease in other assets.......            --              (6,761)               (699)               2,832
    (Decrease) increase in other
      liabilities.............................          (715)             (4,662)                (61)                 (15)
    Equity in loss (earnings) of affiliated
      companies...............................            75               1,212                  35                  (12)
    Minority interest in (loss) earnings of
      subsidiaries............................            (8)                 34                 (18)                  85
    Gain on sale of investment................          (876)                 --                  --                   --
    Loss on sale of property, plant and
      equipment...............................         2,098                  --                  --
    Other.....................................           227                 865                  --               (4,898)
  Changes in current assets and liabilities,
    net of acquisitions and divestitures:
    Receivables...............................           810              (2,318)              7,807                8,379
    Inventories...............................         1,397              (1,934)                681                3,523
    Prepaid expenses and other current
      assets..................................           882              (2,732)                107                 (546)
    Accounts payable..........................          (355)               (283)             13,645              (23,678)
    Accrued expenses..........................          (778)            (12,828)             (4,799)                (873)
                                                    --------            --------            --------            ---------
  Net cash provided by operating activities...        10,382              40,211              30,513                5,878
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment.................................           (63)             (7,380)             (9,442)             (11,698)
  Payments for investments....................            --                 (15)                (10)                (645)
  Dividends from affiliated companies.........           375                  --                  --                   --
  Proceeds from sale of investments...........         3,000                 608                  --                1,102
  Proceeds from sale of property, plant and
    equipment.................................         1,413                  --                  --                   --
                                                    --------            --------            --------            ---------
  Net cash provided (used) by investing
    activities................................         4,725              (6,787)             (9,452)             (11,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable to Land O'Lakes
    Farmland Feed LLC.........................            --             (56,976)            (15,023)                  --
  Proceeds from note payable to Land O'Lakes
    Farmland Feed LLC.........................            --              15,445                  --              132,062
  Payments on term loan.......................            --                  --                  (8)            (156,023)
  Capital contributions by members............            --                 391                  --                   --
  Cash distribution to parent.................       (21,417)                 --                  --                   --
                                                    --------            --------            --------            ---------
  Net cash used by financing activities.......       (21,417)            (41,140)            (15,031)             (23,961)
  Net (decrease) increase in cash and
    short-term investments....................        (6,310)             (7,716)              6,030              (29,324)
Cash and short-term investments at beginning
  of period...................................         6,654              14,370               8,340               37,664
                                                    --------            --------            --------            ---------
Cash and short-term investments at end of
  period......................................      $    344            $  6,654            $ 14,370            $   8,340
                                                    ========            ========            ========            =========

          See accompanying notes to consolidated financial statements

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

                      CONSOLIDATED STATEMENTS OF EQUITIES

                                                  ADDITIONAL                 RETAINED
                                         COMMON    PAID-IN     CONTRIBUTED   (DEFICIT)
                                         STOCK     CAPITAL       CAPITAL     EARNINGS      TOTAL
                                         ------   ----------   -----------   ---------   ---------
                                          ($ IN THOUSANDS)
BALANCE DECEMBER 31, 2000..............  $ 100    $ 184,900     $      --    $ (2,112)   $ 182,888
  Net loss.............................                                       (14,136)     (14,136)
  Land O'Lakes acquisition.............   (100)    (184,900)      366,897      16,248      198,145
                                         -----    ---------     ---------    --------    ---------
BALANCE OCTOBER 11, 2001...............     --           --       366,897          --      366,897
  Net earnings.........................                                         6,256        6,256
                                         -----    ---------     ---------    --------    ---------
BALANCE DECEMBER 31, 2001..............     --           --       366,897       6,256      373,153
  Capital contribution.................                                           391          391
  Net earnings.........................                                        47,308       47,308
                                         -----    ---------     ---------    --------    ---------
BALANCE DECEMBER 31, 2002..............     --           --       367,288      53,564      420,852
  Non-cash distribution................                          (256,106)                (256,106)
  Cash distribution....................                           (21,417)                 (21,417)
  Net loss.............................                                       (15,268)     (15,268)
                                         -----    ---------     ---------    --------    ---------
BALANCE DECEMBER 31, 2003..............  $  --    $      --     $  89,765    $ 38,296    $ 128,061
                                         =====    =========     =========    ========    =========

          See accompanying notes to consolidated financial statements.

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)

1.  ORGANIZATION

     Purina Mills, LLC ("the Company") was established in October, 2001 through the merger of Purina Mills, Inc. with a wholly-owned subsidiary of Land O'Lakes, Inc. As a result of the merger, Purina Mills, Inc. was reorganized as a limited liability company, renamed Purina Mills, LLC, and was contributed to Land O'Lakes Farmland Feed LLC ("Land O'Lakes Farmland Feed") on October 11, 2001.

     The merger was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141") and, accordingly, the consolidated financial statements for periods subsequent to October 11, 2001 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair value as of October 11, 2001. The consolidated financial statements for the period January 1, 2001 through October 11, 2001 have been prepared using the predecessor company's cost basis. The predecessor company, Purina Mills, Inc., emerged from Chapter 11 bankruptcy on June 30, 2000.

     Since October 2001, Land O'Lakes Farmland Feed has been integrating the Company's operations into its own to decrease operating costs and to generate other integration-related synergies. In January 2003, Nestle Purina PetCare Company ("NPPC") consented to the transfer of the Purina license from the Company to Land O'Lakes Farmland Feed. This transfer granted Land O'Lakes Farmland Feed the exclusive right to use the Purina, Chow and the "Checkerboard" Nine Square logo on a perpetual, royalty-free basis. On January 1, 2003, the Company distributed most of its net assets to its parent, Land O'Lakes Farmland Feed. At December 31, 2003, the Company still owns a significant amount of property, plant, and equipment assets which generated no revenue for the Company, as these assets are operated and controlled by Land O'Lakes Farmland Feed.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of the Company and wholly-owned and majority-owned subsidiaries and limited liability companies. Intercompany balances and transactions have been eliminated. The Company's parent company, Land O'Lakes Farmland Feed, conducts its operations using property, plant, and equipment assets of the Company. Accordingly, the consolidated financial statements reflect depreciation expense associated with these assets for which no reimbursement is received from the parent company.

  REVENUE RECOGNITION

     The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and sales price is fixed or determinable.

  CASH AND SHORT-TERM INVESTMENTS

     Cash and short-term investments include short-term, highly liquid investments with original maturities of three months or less.

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on an average cost basis.

  DERIVATIVE COMMODITY INSTRUMENTS

     In 2003, the Company did not use derivative commodity instruments. During 2002, the Company used derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices. These contracts were not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The futures contracts were marked to market each month and gains and losses were recognized in earnings.

  INVESTMENTS

     The equity method of accounting is used for investments in which the Company has significant influence. Generally, this represents ownership of at least 20 percent and not more than 50 percent. Investments in less than 20 percent owned companies are stated at cost.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life (10 to 30 years for land improvements and buildings and building equipment and 5 to 10 years for machinery and equipment) of the respective assets in accordance with the straight-line method.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     In 2003, the Company's goodwill, Purina license, and other intangible assets were distributed to its parent company, Land O'Lakes Farmland Feed.

     Goodwill represents the excess of the purchase price over the fair value of acquired businesses. Upon adoption of the remaining provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company no longer amortized goodwill. See Note 9 for pro forma effects of adopting this standard.

     At December 31, 2002, other intangible assets consisted primarily of trademarks, patents, and agreements not to compete. Certain trademarks were not amortized because they had indefinite lives. The remaining other intangible assets were amortized using the straight-line method over their estimated useful lives, ranging from 3 to 12 years.

  RECOVERABILITY OF LONG-LIVED ASSETS

     The Company assesses the recoverability of long-lived assets whenever events or changes in circumstance indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. The assessment for the Company's fixed assets, which generate no cash for the Company, is determined based on the parent Company's undiscounted future cash flows.

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INCOME TAXES

     Since the merger and reorganization in October, 2001, the Company's taxable operations pass directly to its parent under the LLC organization. As a result, no provision for income taxes is provided in the accompanying consolidated statements of operations. Prior to that date, income taxes were recorded in accordance with the liability method of accounting. Deferred taxes were recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates were reflected in the tax provision as they occurred.

  ADVERTISING AND PROMOTION COSTS

     Advertising costs are expensed as incurred. Advertising costs were $0.0 million, $12.0 million, $2.5 million and $8.2 million for the years ended December 31, 2003 and 2002, and for the periods from October 12, 2001 through December 31, 2001 and January 1, 2001 through October 11, 2001, respectively.

  RESEARCH AND DEVELOPMENT

     Expenditures for research and development are charged to expense in the year incurred. Total research and development expenses for the years ended December 31, 2003 and 2002, and for the periods from October 12, 2001 through December 31, 2001 and January 1, 2001 through October 11, 2001 were $0.0 million, $8.4 million, $2.3 million and $6.1 million, respectively.

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

3.  SUPPLEMENTAL CASH FLOW INFORMATION

     In 2003, in connection with the transfer of the Purina license, the Company distributed net assets to Land O' Lakes Farmland Feed through a non-cash transaction. These net assets totaled $256.1 million and are summarized as follows:

                                                               AT JANUARY 1,
                                                                   2003
                                                               -------------
Current assets..............................................     $131,911
Investments.................................................        1,142
Property, plant, and equipment, net.........................        6,015
Goodwill and other intangibles, net.........................      199,186
Other assets................................................       21,491
Current liabilities.........................................      (75,796)
Other noncurrent liabilities................................      (27,843)
                                                                 --------
Total net assets distributed................................     $256,106
                                                                 ========

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  RECEIVABLES

     A summary of receivables at December 31 is as follows:

                                                              2003    2002
                                                              ----   -------
Trade receivables...........................................  $273   $   345
Notes from sale of trade receivables (see Note 5)...........    --    26,717
Other.......................................................   300     3,002
                                                              ----   -------
                                                               573    30,064
Less allowance for doubtful accounts........................    --     6,074
                                                              ----   -------
Total receivables, net......................................  $573   $23,990
                                                              ====   =======

5.  RECEIVABLES PURCHASE FACILITY

     In December 2001, the Company along with Land O'Lakes, Inc. and Land O'Lakes Farmland Feed, established a $100.0 million receivables purchase facility with CoBank, ACB ("CoBank"). A wholly-owned, unconsolidated special purpose entity ("SPE") was established to purchase certain receivables from the Company, Land O'Lakes and Land O'Lakes Farmland Feed. CoBank had been granted an interest in the pool of receivables owned by the SPE. Transfers of receivables from the Company to the SPE were structured as sales and, accordingly, the receivables transferred to the SPE were not reflected in the consolidated balance sheet. In 2003, the Company's receivables, except for receivables of its wholly-owned and majority-owned subsidiaries and limited liability companies, were distributed to the parent company, Land O'Lakes Farmland Feed. The total accounts receivable sold by the Company during 2003 and 2002 were $0.0 million and $942.8 million, respectively.

6.  INVENTORIES

     A summary of inventories at December 31 is as follows:

                                                              2003    2002
                                                              ----   -------
Raw materials...............................................  $152   $33,207
Finished goods..............................................   551    14,413
                                                              ----   -------
Total inventories...........................................  $703   $47,620
                                                              ====   =======

7.  INVESTMENTS

     The Company's investments at December 31 are as follows:

                                                               2003     2002
                                                              ------   ------
Y-Not, LLC..................................................  $  693   $  579
Eastern Block, Inc. ........................................     558      524
Eastgate Feed and Grain, LLC................................     367      296
Harmony Farms, LLC..........................................      --    2,435
ESSV, LLC...................................................      --      893
Other.......................................................      76      764
                                                              ------   ------
Total investments...........................................  $1,694   $5,491
                                                              ======   ======

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During 2003, the Company sold its interest in Harmony Farms, LLC and ESSV, LLC for $3.0 million in cash and recorded a $0.9 million gain on the sale. In 2003 certain other investments were distributed to the Company's parent, Land O'Lakes Farmland Feed.

8.  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment at December 31 is as follows:

                                                                2003       2002
                                                              --------   --------
Land and land improvements..................................  $ 16,642   $ 17,167
Buildings and building equipment............................    50,227     52,766
Machinery and equipment.....................................   107,577    108,917
Construction in progress....................................        --      8,496
                                                              --------   --------
                                                               174,446    187,346
Less accumulated depreciation...............................    51,809     31,055
                                                              --------   --------
Total property, plant and equipment, net....................  $122,637   $156,291
                                                              ========   ========

9.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill The Company adopted the remaining provisions of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective January 1, 2001, net earnings for 2001 would have been reported as follows:

                                                                     POST-LOL        PRE-LOL
                                       POST-LOL       POST-LOL      OWNERSHIP       OWNERSHIP
                                      OWNERSHIP      OWNERSHIP     ------------   -------------
                                     ------------   ------------   OCTOBER 12,     JANUARY 1,
                                      YEAR ENDED     YEAR ENDED    2001 THROUGH   2001 THROUGH
                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    OCTOBER 11,
                                         2003           2002           2001           2001
                                     ------------   ------------   ------------   -------------
Net (loss) earnings................    $(15,268)      $47,308         $6,256        $(14,136)
Add back: Goodwill amortization net
  of tax...........................          --            --             --           5,070
                                       --------       -------         ------        --------
Net (loss) earnings................    $(15,268)      $47,308         $6,256        $ (9,066)
                                       ========       =======         ======        ========

     The changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows:


Balance as of January 1, 2003...............................   $ 105,202
Distribution to parent company..............................    (105,202)
                                                               ---------
Balance as of December 31, 2003.............................   $      --
                                                               =========

     During 2003, goodwill for the Company was distributed to the parent company, Land O'Lakes Farmland Feed.

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Other Intangible Assets A summary of other intangible assets at December 31 is as follows:

                                                              2003     2002
                                                              -----   -------
Amortized other intangible assets:
  Patents, less accumulated amortization of $0 and $1,395,
     respectively...........................................  $ --    $14,978
  Other intangible assets, less accumulated amortization of
     $0 and $670, respectively..............................    --      2,103
                                                              -----   -------
Total amortized other intangible assets.....................    --     17,081
Total non-amortized other intangible assets-trademarks......    --     76,963
                                                              -----   -------
Total other intangible assets...............................  $ --    $94,044
                                                              =====   =======

     Amortization expense for the year ended December 31, 2003, the year ended December 31, 2002, the period from October 12, 2001 through December 31, 2001, and the period from January 1, 2001 through October 11, 2001 was $0.0 million, $3.3 million, $1.0 million, and $5.0 million, respectively. In 2003, other intangible assets of the Company were distributed to the parent company, Land O'Lakes Farmland Feed.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table provides information regarding the notional amount and fair value of financial instruments, including derivative financial instruments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and short-term investments, receivables, accounts payable, notes and short-term obligations, approximate fair value due to the short-term maturity of the instruments.

     At December 31, 2002, the Company entered into futures and options contract derivatives to reduce risk on the market value of inventory and fixed or partially fixed purchase and sale contracts. The notional or contractual amount of derivatives provided an indication of the extent of the Company's involvement in such instruments at that time, but did not represent exposure to market risk or future cash requirements under certain of these instruments.

                                                              AT DECEMBER 31,
                                                   -------------------------------------
                                                         2003                2002
                                                   ----------------   ------------------
                                                   NOTIONAL   FAIR    NOTIONAL    FAIR
                                                    AMOUNT    VALUE    AMOUNT     VALUE
                                                   --------   -----   --------   -------
                                                              (IN THOUSANDS)
Derivative financial instruments:
  Commodity futures contracts:
     Commitments to purchase.....................   $  --     $ --    $ 23,924   $(1,775)
     Commitments to sell.........................      --       --     (22,761)       48

11.  GAIN ON LEGAL SETTLEMENTS

     The Company recognized a gain on legal settlements of $3.2 million, $7.6 million and $4.5 million for the years ended December 31, 2003 and 2002 and for the period from January 1, 2001 through October 11, 2001, respectively, related to the litigation with vitamin product suppliers against whom the Company alleged certain price-fixing claims.

12.  PENSION AND OTHER POSTRETIREMENT PLANS

     In 2002, the Company participated in the Land O'Lakes defined benefit pension plan which covered employees whose employment was not governed by the terms of a collective bargaining agreement. On

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

January 1, 2003 these employees became employees of Land O'Lakes Farmland Feed. Plan benefits were generally based on years of service and employees' highest compensation during five consecutive years of employment. Annual payments to the pension trust fund were determined in compliance with the Employee Retirement Income Security Act (ERISA). The actuarial present values of accumulated plan benefits and net assets available for benefits relating to only the Company's employees were not available.

     Costs relating to the plan were allocated to the Company by Land O'Lakes in 2002. The Company's expenses relating to these plans was $0.0 million, $0.2 million and $0.1 million for the years ended December 31, 2003 and 2002 and for the period from October 12, 2001, through December 31, 2001, respectively.

     The Company also had a discretionary capital accumulation plan (CAP), which is an unfunded, defined benefit plan. This plan was assumed by Land O'Lakes Farmland Feed as of January 1, 2003. The projected benefit obligation and the accumulated benefit obligation of the unfunded plan was $26.8 million at December 31, 2002. The accrued discretionary CAP liability was $26.8 million at December 31, 2002. The expense for this plan was $1.7 million for 2002, $0.0 million for the period from October 12, 2001 through December 31, 2001 and $1.7 million for the period January 1, 2001 through October 11, 2001.

13.  COMMITMENTS AND CONTINGENCIES

     Total rental expense was $0.0 million, $5.8 million, $1.4 million, and $5.1 million for the years ended December 31, 2003 and 2002, for the periods from October 12, 2001 through December 31, 2001 and January 1, 2001 through October 11, 2001, respectively. At December 31, 2003, there are no required minimum annual lease payments under noncancellable operating leases.

  GUARANTEE OF PARENT DEBT

     In December 2003, Land O'Lakes, Inc., which owns 92% of the Company, issued $175 million of senior secured notes, due 2010. In November 2001, Land O'Lakes, Inc. issued $350 million of senior unsecured notes, due 2011. The notes are guaranteed by the Company and by certain of its domestic wholly-owned subsidiaries.

     This guarantee is a general unsecured obligation, ranks equally in right of payment with all existing and future senior indebtedness of Land O'Lakes, is senior in right of payment to all existing and future subordinated obligations of Land O'Lakes, and is effectively subordinated to any secured indebtedness of Land O'Lakes and its subsidiaries, including the Company, to the extent of the value of the assets securing such indebtedness. The maximum potential amount of future payments that the Company would be required to make is $525 million as of December 31, 2003. Currently, the Company does not record a liability regarding the guarantee. The Company has no recourse provision that would enable it to recover amounts paid under the guarantee from Land O'Lakes, Inc. or any other parties.

     The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the years ended December 31, are as follows:

                                                               2003     2002
                                                              ------   ------
Total assets................................................  $  260   $1,933
Net sales...................................................   3,051    1,859
Net loss....................................................     (72)    (625)

     In November 2001, Land O'Lakes, Inc. entered into term facilities consisting of a $325 million five-year Term Loan A facility and a $250 million seven-year Term Loan B facility. These facilities are unconditionally

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

guaranteed by the Company and certain of its wholly-owned subsidiaries. The maximum potential payment related to this guarantee is $245 million as of December 31, 2003. The Company does not currently record a liability related to the guarantee of the Term Loans, and the Company has no recourse provisions that would enable it to recover from Land O'Lakes, Inc. or any other parties.

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

14.  RELATED PARTY TRANSACTIONS

     The Company records depreciation expense for property, plant, and equipment assets which are used by the parent company, Land O'Lakes Farmland Feed, to conduct its business. The Company receives no reimbursement for this expense, which was $22.7 million for 2003.

     For 2003, the Company did not pay for certain selling, general and administrative expenses. These costs include sales and marketing support, corporate and other administrative and management costs which were paid for and expensed by Land O'Lakes Farmland Feed.

15.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows:

                                              BALANCE AT
                                              BEGINNING    CHARGES TO             BALANCE AT
DESCRIPTION                                    OF YEAR      EXPENSE      OTHER    END OF YEAR
-----------                                   ----------   ----------   -------   -----------
Year ended December 31, 2003................    $6,074        $ --      $(6,074)    $   --
Year ended December 31, 2002................     5,649         425           --      6,074
October 12, 2001 through December 31,
  2001......................................     6,205          --         (556)     5,649
January 1, 2001 through October 11, 2001....     7,390          --       (1,185)     6,205

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                   FIRST      SECOND     THIRD      FOURTH      FULL
2003                              QUARTER    QUARTER    QUARTER    QUARTER      YEAR
----                              --------   --------   --------   --------   --------
Net sales.......................  $ 12,628   $ 15,685   $ 11,808   $ 11,641   $ 51,762
Gross loss......................    (4,022)    (4,280)    (4,173)    (3,280)   (15,755)
Net loss........................    (2,868)    (3,771)    (4,120)    (4,509)   (15,268)

                                   FIRST      SECOND     THIRD      FOURTH      FULL
2002                              QUARTER    QUARTER    QUARTER    QUARTER      YEAR
----                              --------   --------   --------   --------   --------
Net sales.......................  $214,863   $199,919   $205,511   $269,379   $889,672
Gross profit....................    36,870     35,840     37,072     38,545    148,327
Net earnings....................     9,116      5,957     10,098     22,137     47,308

                          INDEPENDENT AUDITORS' REPORT

Members and Management
Moark, LLC and Subsidiaries
Chesterfield, Missouri

     We have audited the accompanying consolidated balance sheet of Moark, LLC and Subsidiaries as of December 27, 2003 and February 1, 2003, and the related consolidated statements of operations, members' equity and cash flows for the eleven months ended December 27, 2003 and for the year ended February 1, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moark, LLC and Subsidiaries as of December 27, 2003 and February 1, 2003, and the consolidated results of their operations and their cash flows the eleven months ended December 27, 2003 and the year ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ MOORE STEPHENS FROST
                                          --------------------------------------
                                               Certified Public Accountant

Little Rock, Arkansas
January 20, 2004

                          MOARK, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                     DECEMBER 27, 2003 AND FEBRUARY 1, 2003

                                                              DECEMBER 27,   FEBRUARY 1,
                                                                  2003           2003
                                                              ------------   ------------
                                         ASSETS
Current assets
  Cash and cash equivalents.................................  $  3,607,394   $  8,520,673
  Accounts receivable -- trade, less allowance for doubtful
    accounts of $2,088,686 and $1,091,799, respectively.....    59,998,841     43,688,012
  Inventories...............................................    39,285,698     37,607,594
  Refundable income taxes...................................            --         63,380
  Current portion of notes receivable.......................       258,224        316,580
  Prepaid expenses and other current assets.................     2,848,511      2,799,440
                                                              ------------   ------------
Total current assets........................................   105,998,668     92,995,679
                                                              ------------   ------------
Property, plant and equipment
  Land......................................................     8,157,855      8,945,544
  Land improvements.........................................       837,324        802,868
  Buildings and leasehold improvements......................    43,375,647     44,675,270
  Machinery and equipment...................................    62,030,112     56,188,621
  Vehicles..................................................     7,942,765      7,347,461
  Furniture and fixtures....................................     1,186,762      1,019,313
  Construction in progress..................................     1,762,265      2,042,861
                                                              ------------   ------------
                                                               125,292,730    121,021,938
  Less accumulated depreciation.............................   (30,368,066)   (21,642,249)
                                                              ------------   ------------
Net property, plant and equipment...........................    94,924,664     99,379,689
                                                              ------------   ------------
Investments, intangibles and other assets
  Other assets..............................................       786,484      1,286,488
  Notes receivable, less current portion....................     3,525,619      3,654,008
  Investment in affiliates..................................     9,001,694      3,699,087
  Assets held for sale......................................     4,940,846      3,512,652
  Intangible assets -- finite-lived, net....................     2,785,804      3,828,303
  Goodwill..................................................    63,985,483     62,235,483
                                                              ------------   ------------
Total investments, intangibles and other assets.............    85,025,930     78,216,021
                                                              ------------   ------------
Total assets................................................  $285,949,262   $270,591,389
                                                              ============   ============

                             LIABILITIES AND MEMBERS' EQUITY
Current liabilities
  Notes payable.............................................  $         --   $ 22,421,871
  Accounts payable..........................................    31,132,383     23,442,090
  Accrued expenses and other current liabilities............    10,591,205      8,379,688
  Income taxes payable......................................       580,224             --
  Current maturities of long-term debt and capital lease
    obligations.............................................     7,587,394     19,511,414
  Current deferred income taxes.............................     2,200,000      2,949,000
                                                              ------------   ------------
Total current liabilities...................................    52,091,206     76,704,063
                                                              ------------   ------------
Long-term debt and capital lease obligations, less current
  maturities................................................    98,972,338     91,034,788
                                                              ------------   ------------
Deferred income taxes.......................................    17,725,000     13,484,300
                                                              ------------   ------------
Liabilities held for sale...................................       531,133        291,906
                                                              ------------   ------------
Members' equity.............................................   116,629,585     89,076,332
                                                              ------------   ------------
Total liabilities and members' equity.......................  $285,949,262   $270,591,389
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          MOARK, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
  FOR THE ELEVEN MONTHS ENDED DECEMBER 27, 2003 AND THE YEAR ENDED FEBRUARY 1,
                                      2003

                                                              DECEMBER 27,   FEBRUARY 1,
                                                                  2003           2003
                                                              ------------   ------------
Net sales...................................................  $496,002,145   $408,268,443
Cost of sales...............................................   427,257,562    374,984,080
                                                              ------------   ------------
Gross profit................................................    68,744,583     33,284,363
Expenses
  General and administrative................................    24,762,315     18,141,316
  Selling...................................................     9,662,270     12,235,544
                                                              ------------   ------------
Total expenses..............................................    34,424,585     30,376,860
                                                              ------------   ------------
Operating income............................................    34,319,998      2,907,503
Other income (expense)
  Interest expense..........................................    (6,580,460)    (6,374,425)
  Interest and other income.................................     1,966,521      1,239,019
  Equity in earnings (loss) of affiliates...................    11,282,607     (1,284,388)
  Gain (loss) on sale of assets.............................       553,903       (125,560)
                                                              ------------   ------------
                                                                 7,222,571     (6,545,354)
                                                              ------------   ------------
Income (loss) before income taxes and discontinued
  operations................................................    41,542,569     (3,637,851)
Income tax expense (benefit)................................     4,054,164     (1,948,594)
                                                              ------------   ------------
Income (loss) before discontinued operations................    37,488,405     (1,689,257)
Loss from operations of discontinued component..............     1,335,152        675,331
                                                              ------------   ------------
Net income (loss)...........................................  $ 36,153,253   $ (2,364,588)
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          MOARK, LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
  FOR THE ELEVEN MONTHS ENDED DECEMBER 27, 2003 AND THE YEAR ENDED FEBRUARY 1,
                                      2003

                                                                MEMBERS'
                                                                 EQUITY
                                                              ------------
Balance -- February 2, 2002.................................  $ 91,506,174
  Net loss..................................................    (2,364,588)
  Distribution to members, net..............................       (65,254)
                                                              ------------
Balance -- February 1, 2003.................................    89,076,332
  Net income................................................    36,153,253
  Distribution to members...................................    (8,600,000)
                                                              ------------
Balance -- December 27, 2003................................  $116,629,585
                                                              ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          MOARK, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE ELEVEN MONTHS ENDED DECEMBER 27, 2003 AND THE YEAR ENDED FEBRUARY 1,
                                      2003

                                                              DECEMBER 27,   FEBRUARY 1,
                                                                  2003           2003
                                                              ------------   ------------
Cash flows from operating activities
  Net income (loss).........................................  $ 36,153,253   $ (2,364,588)
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities
    Depreciation............................................     8,999,519      9,263,349
    Amortization............................................     1,042,499        329,495
    (Gain) loss on sale of assets...........................      (553,902)       125,560
    Equity in (income) loss of affiliates...................   (11,282,607)     1,284,388
    Net change in operating assets of discontinued
     operations.............................................    (1,188,967)      (530,583)
    Change in deferred income taxes.........................     3,491,700     (3,328,034)
    Change in operating assets and liabilities
      Accounts receivable -- trade..........................   (16,310,829)    (6,851,525)
      Inventories...........................................    (1,678,104)    (7,719,675)
      Refundable income taxes...............................        63,380      1,818,605
      Prepaid expenses and other current assets.............       (49,071)       787,440
      Accounts payable......................................     7,690,293      3,329,815
      Accrued expense and other current liabilities.........     2,211,517      3,021,629
      Income taxes payable..................................       580,224             --
                                                              ------------   ------------
Net cash provided by (used in) operating activities.........    29,168,905       (834,124)
                                                              ------------   ------------
Cash flows from investing activities
  Accretion of bond discount................................            --        (21,837)
  Proceeds from sale of assets..............................     1,321,185        631,158
  Purchase of property, plant and equipment.................    (5,311,777)    (4,767,806)
  Purchase of subsidiaries, net of cash acquired............    (1,750,000)    (5,942,584)
  Investment in affiliates..................................     5,980,000       (984,585)
  Payment of acquisition costs..............................            --        (75,927)
  Purchase of minority interest.............................            --     (2,000,000)
  Other assets..............................................       500,004         72,140
  Collections on note receivable............................       186,745      1,969,886
                                                              ------------   ------------
Net cash provided by (used in) investing activities.........       926,157    (11,119,555)
                                                              ------------   ------------
Cash flows from financing activities
  Net (repayments) borrowings on notes payable..............    (8,229,978)     7,381,385
  Repayments of capital lease obligations...................    (2,781,003)      (929,305)
  Proceeds from long-term debt..............................        21,581         32,040
  Repayments of long-term debt..............................   (15,348,941)    (8,416,620)
  Distributions to members, net.............................    (8,600,000)       (65,254)
                                                              ------------   ------------
Net cash provided by (used in) financing activities.........   (35,008,341)    (1,997,754)
                                                              ------------   ------------
Net decrease in cash and cash equivalents...................    (4,913,279)   (13,951,433)
Cash and cash equivalents -- beginning of year..............     8,520,673     22,472,106
                                                              ------------   ------------
Cash and cash equivalents -- end of year....................  $  3,607,394   $  8,520,673
                                                              ============   ============
Supplementary disclosures of cash flow information
  Cash paid during the year for:
    Interest................................................  $  6,586,193   $  7,543,223
    Income taxes (net of refunds received)..................       581,195       (418,052)
Supplementary disclosure of non-cash transactions
  Purchase of property, plant and equipment through capital
    lease obligations.......................................  $         --   $ 11,447,785

  The accompanying notes are an integral part of these consolidated financial statements.

                          MOARK, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 27, 2003 AND FEBRUARY 1, 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of presentation -- On February 2, 2000, Land O'Lakes, Inc. and the Moark group of affiliated companies established a new joint venture ("Moark, LLC") to facilitate the strategy of becoming a top tier marketer and producer of shell eggs and processed egg products in the United States. In connection with the formation of this venture, Land O'Lakes, Inc. contributed cash and a commitment to provide additional funding and the Moark group contributed their existing egg and egg product operations.

     b. Principles of consolidation -- The consolidated financial statements include the accounts of Moark, LLC and all subsidiaries in which Moark, LLC has the ability to exercise significant control over operating and financial policies. The entities (collectively referred to as "the Company") which are included in the consolidated financial statements are Moark, LLC, Premier Farms, LLC, Moark Egg Corporation, Norco Ranch Holding Company, Inc., Norco Ranch, Inc., Hi Point Industries, LLC, L&W Egg Products, Inc., Kofkoff Egg Farm, LLC, Whip-O-Will Egg Farms, LLC, Pacheco Egg Farms, LLC, Kofkoff Feed, Inc., Colchester Foods, Inc., Fitchville Realty, Inc., Egg Express, Inc., McAnally Enterprises, LLC, Southern New England Egg, LLC, Cutler at Philadelphia, LLC, Cutler at Abbeville, LLC, Sunbest Farms of Iowa, LLC, and Sunbest Foods of Iowa, Inc. All significant intercompany balances and transactions have been eliminated.

     c. Business environment -- The Company operates as a marketer and producer of shell eggs and egg products covering the majority of the United States. As such, it operates in an environment wherein the commodity nature of both its products for sale and its primary raw materials causes sales prices and production costs to fluctuate, often on a short-term basis, due to the world-wide supply and demand situation for those commodities. The supply and demand factors for its products for sale and the supply and demand factors for its primary raw materials correlate to a degree, but are not the same, thereby causing margins between sales prices and production costs to increase, to decrease, or to invert, often on a short-term basis.

     d. Limited liability company -- Since Moark, LLC is a limited liability company, no interest holder of the Company shall be personally liable for the debts, obligations, or liabilities of Moark, LLC unless the individual has signed a specific personal guarantee. Moark, LLC shall dissolve upon the sale of all or substantially all of the property of Moark, LLC; the vote by the managers to dissolve, wind up and liquidate the Company; entry of a decree of judicial dissolution pursuant to a legal authority; on December 31, 2050.

     e. Fiscal year -- During the eleven months ended December 27, 2003, the Company changed its year end to use a 52-53 week fiscal year ending on the last Saturday in December. Prior to this change, the Company's fiscal year ended on the Saturday closest to January 31. The eleven months ended December 27, 2003 and the year ended February 1, 2003 were 48 and 52 week periods, respectively.

     f. Revenue recognition -- Revenue is recognized by the Company when the following criteria are met: persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the Company's price to the buyer is fixed and determinable; and collectibility is reasonably assured.

     g. Cash equivalents -- For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

     h. Accounts receivable -- The Company reviews their customer accounts on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected. In addition, the Company has established a general reserve based on historical percentages of bad debts. Amounts will be written off at the point when collection attempts on the accounts have been exhausted. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. Past due status is determined based upon contractual terms. While management believes the Company's processes effectively address its exposure to doubtful accounts,

                          MOARK, LLC AND SUBSIDIARIES
changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

     i. Inventories -- Layer flock inventories are valued at amortized costs. All other inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

     j. Property, plant and equipment -- Property, plant and equipment contributed in connection with the initial establishment of the Company was recorded at its estimated fair values at the date of contribution. Additions to property, plant and equipment are recorded at original cost. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets.

     k. Long-lived assets -- During the year ended February 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes and amends No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carry amount of the assets exceeds the fair value of the assets. Based upon management's assessment of the existing assets, no impairment loss needs to be recognized at December 27, 2003.

     l. Goodwill -- As a result of certain acquisition and merger transactions, the Company has recorded goodwill for the excess of the amount paid over the fair value of the assets acquired at the date of the acquisition of merger.

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 eliminated the requirement for systematic amortization of goodwill and replaced this with a requirement to evaluate the goodwill for impairment at least on an annual basis. The Company adopted SFAS 142, effective February 3, 2002. No impairment loss resulted from the impairment test completed during the eleven months ended December 27, 2003, the year ended February 1, 2003 or on the date of adoption.

     m. Franchise agreements -- Fees paid to acquire franchises are reported as intangible assets-finite-lived, net of accumulated amortization and are being amortized to operations over the life of the franchise on the straight-line method. The franchise agreements granted certain rights to the Company to produce, sell and distribute certain product lines for an initial term of twenty years with options to renew. The agreements required an initial payment and monthly service fees based on a percentage on net sales of the products sold. The Company has also agreed to comply with franchise requirements relating to insurance limits, feed additives, packaging supplies, and promotional materials.

     n. Other assets -- Other assets consist primarily of long-term grower advances, the long-term portion of a prepaid lease agreement and deposits. The lease agreement is being expensed over the term of the lease.

     o. Income taxes -- The Company utilizes the liability method on accounting for income taxes. This method requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement basis of the assets and liabilities and their related tax basis using enacted tax rates in effect for the years in which the differences are expected to be recovered.

     A portion of the Company's inventory has been valued using the farm price method for income tax reporting purposes. This results in these inventories being reflected at a lower value in the tax returns with lower taxable income reported. Current deferred income taxes relate primarily to this difference between

                          MOARK, LLC AND SUBSIDIARIES
financial statements and taxable income. Net operating loss carryforwards have been used to reduce current deferred income taxes.

     Timing differences exist for depreciation on certain assets due to the use of the accelerated cost recovery system of depreciation for income tax reporting purposes. In addition, certain of the Company's incorporated subsidiaries utilized the cash basis method of accounting for income tax reporting prior to being acquired. The difference between this method and the accrual method is being recorded in taxable income over a ten year period. Long-term deferred income taxes relate primarily to these differences.

     Moark, LLC, and several of its subsidiaries are limited liability companies and as such, are taxed as partnerships for income tax purposes. Accordingly, the taxable income or loss of these entities is reported on the individual income tax returns of their members. No provision for income taxes or deferred income tax liability related to these entities are included in the accompanying consolidated financial statements.

     p. Advertising -- The Company expenses the costs of advertising as incurred. Advertising costs during the eleven months ended December 27, 2003 and the year ended February 1, 2003 were approximately $1,835,000 and $3,400,000, respectively.

     q. Shipping and handling -- All shipping and handling costs are expensed as incurred and are included in cost of sales in the accompanying statement of operations.

     r. Estimates -- The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     s. Fair value -- As of December 27, 2003 and February 1, 2003, the stated value of the Company's long-term receivables and long-term debt approximates their fair value based on current market rates for financial instruments of the same remaining maturities and with similar credit quality.

     t. Reclassifications -- Certain reclassifications have been made to the February 1, 2003 amounts to conform to the December 27, 2003 presentation. The reclassifications had no impact on the net loss.

     u. Recently issued accounting pronouncements -- In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations." This statement requires the Company to recognize the fair value of the liability associated with the cost the Company would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. The Company has elected early implementation of this standard. The Company reviews its assets and believes that is has no assets that will require funds to retire at some point in the future.

2.  ACQUISITIONS AND MERGERS

     Effective February 19, 2002, the Company entered into agreements to acquire certain assets of Sunbest Farms of Iowa, LLC and Latco, Inc. as well as the stock of Sunbest Foods of Iowa, Inc. This group of entities was jointly operating in a shell egg production operation in Iowa and owned a 50% interest in a shell egg operation in Utah. The purchase price for the above operations was approximately $3,150,000, plus the assumption of certain liabilities. In addition, the Company simultaneously entered into two agreements for the layer production and pullet production facilities in Iowa for ten-year terms with an option to purchase these assets at the termination of the agreements. The layer production agreement met the requirement for treatment as a capitalized lease obligation and, accordingly, the associated assets and corresponding lease obligations have been recorded in the accompanying financial statements.

                          MOARK, LLC AND SUBSIDIARIES

3.  INVENTORIES

     Inventories consist of:

                                                             DECEMBER 27,   FEBRUARY 1,
                                                                 2003          2003
                                                             ------------   -----------
Layer flocks and pullets...................................  $23,061,272    $21,753,749
Feed and feed ingredients..................................    4,942,245      4,255,767
Egg and egg products.......................................    8,632,896      8,905,826
Supplies and other.........................................    2,649,285      2,692,252
                                                             -----------    -----------
                                                             $39,285,698    $37,607,594
                                                             ===========    ===========

4.  NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                              DECEMBER 27,   FEBRUARY 1,
                                                                  2003          2003
                                                              ------------   -----------
Note receivable from an individual; interest at 8%; due in
  monthly installments of $34,942, including interest,
  through December 2019.....................................   $3,656,205    $3,774,390
Various notes receivable; interest at 8%; due in monthly
  installments including interest, through February 2004....      127,638       196,198
                                                               ----------    ----------
                                                                3,783,843     3,970,588
Less current portion........................................      258,224       316,580
                                                               ----------    ----------
Notes receivable, less current portion......................   $3,525,619    $3,654,008
                                                               ==========    ==========

     The Company reviews their note receivable on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected. At the point the Company records this amount in reserve, interest income will no longer be accrued. Amounts will be written off when collection attempts on the amounts have been exhausted. All notes receivable are considered fully collectible, and accordingly, no provisions have been made at December 27, 2003 and February 1, 2003.

5.  CAPITALIZED LEASES

     The Company is obligated for certain property, plant and equipment under capital leases that expire at various dates during the next several years. Assets under capital leases, excluding land, are being amortized over their useful lives which range from five to twenty years. The amortization expense is included with depreciation expense in the accompanying statement of operations and cash flows.

     Assets under capital leases consist of the following:

                                                             DECEMBER 27,   FEBRUARY 1,
                                                                 2003          2003
                                                             ------------   -----------
Land.......................................................  $   200,000    $   200,000
Buildings..................................................    7,199,618      7,199,618
Machinery and equipment....................................    7,238,865      7,238,865
Accumulated amortization...................................   (2,393,397)    (1,137,178)
                                                             -----------    -----------
Net assets under capitalized lease.........................  $12,245,086    $13,501,305
                                                             ===========    ===========

                          MOARK, LLC AND SUBSIDIARIES

     As of December 27, 2003, the future minimum lease payments under capital leases are as follows:

2004........................................................  $ 1,945,050
2005........................................................    1,942,857
2006........................................................    1,941,291
2007........................................................    1,871,789
2008........................................................    1,704,902
Thereafter..................................................    4,631,253
                                                              -----------
Total minimum lease payments................................   14,037,142
Less amount representing interest...........................    2,556,132
                                                              -----------
Present value of future minimum lease payments..............  $11,481,010
                                                              ===========

6.  INTANGIBLE ASSETS -- FINITE LIVED

     Intangible assets -- finite-lived consisted of the following:

                                                   FRANCHISE
                                                      FEES        OTHER        TOTAL
                                                   ----------   ----------   ----------
Original costs...................................  $3,073,985   $1,370,247   $4,444,232
Accumulated amortization, February 1, 2003.......     371,857      244,072      615,929
  Amortization...................................     363,839      678,660    1,042,499
                                                   ----------   ----------   ----------
Accumulated amortization, December 27, 2003......     735,696      922,732    1,658,428
                                                   ----------   ----------   ----------
Net intangible assets -- finite-lived............  $2,338,289   $  447,515   $2,785,804
                                                   ==========   ==========   ==========

     These intangible assets -- finite-lived are being amortized over the term of the agreement or the estimated useful period. These lives range from 4 to 20 years. Further amortization expense at December 27, 2003 is as follows:

2004........................................................  $  438,760
2005........................................................     306,970
2006........................................................     185,321
2007........................................................     171,879
2008........................................................     171,879
Thereafter..................................................   1,510,995
                                                              ----------
                                                              $2,785,804
                                                              ==========

7.  GOODWILL

     The changes in the carrying value of goodwill during the eleven months ended December 27, 2003 and the year ended February 1, 2003, are as follows:

                                                             DECEMBER 27,   FEBRUARY 1,
                                                                 2003          2003
                                                             ------------   -----------
Balance -- beginning of the period.........................  $62,235,483    $60,443,233
Goodwill acquired during the period........................    1,750,000      1,792,250
                                                             -----------    -----------
Balance -- end of the period...............................  $63,985,483    $62,235,483
                                                             ===========    ===========

                          MOARK, LLC AND SUBSIDIARIES

8.  ASSETS AND LIABILITIES HELD FOR SALE -- DISCONTINUED OPERATIONS

     In January 2004, the Company entered into a letter of intent to sell its interest in Cutler at Philadelphia, LLC. Accordingly, these assets and liabilities have been reported separately as assets and liabilities held for sale on the balance sheet. The results of its operations for the eleven months ended December 27, 2003 and the year ended February 1, 2003 are reported as a component of discontinued operations in the statement of operations.

     Summarized results of operations for Cutler at Philadelphia, LLC for the eleven months ended December 27, 2003 and the year ended February 1, 2003 are as follows:

                                                             DECEMBER 27,   FEBRUARY 1,
                                                                 2003          2003
                                                             ------------   -----------
Sales......................................................  $19,453,076    $15,127,867
Loss from discontinued operations..........................    1,335,152        675,331

9.  INVESTMENTS IN AFFILIATES

     The Company owns fifty percent of Grand Mesa Eggs, Inc., which operates as a commercial egg producer with operations located in Colorado. During the year ended February 1, 2003, the Company acquired fifty percent of Delta Egg Farm, LLC ("Delta") through the purchase of Sunbest Foods of Iowa, Inc. Delta operates as a producer of shell eggs with operations located in Utah. In addition, during the year ended February 1, 2003, the Company entered into a joint venture in which it owns a fifty percent interest in Moark/Fort Recovery Egg Marketing, LLC, which operates as a wholesale egg distributor. The Company accounts for these investments under the equity method. The investment reflects the initial price paid for the ownership and there has been no amortization of any differences between the level of investment and the underlying net assets. The following is summarized information regarding one hundred percent of the affiliated companies' assets, liabilities, equity and results of operations:

                                                   ELEVEN MONTHS ENDED DECEMBER 27, 2003
                                         ---------------------------------------------------------
                                                                       MOARK/FORT
                                                                      RECOVERY EGG
                                         GRAND MESA     DELTA EGG      MARKETING,
                                         EGGS, INC.     FARM, LLC         LLC            TOTAL
                                         -----------   -----------   --------------   ------------
Current assets.........................  $ 4,788,016   $ 7,071,326    $ 8,527,172     $ 20,386,514
Property, plant and equipment, net.....    2,172,268    19,060,973             --       21,233,241
Other assets...........................      156,945       313,034             --          469,979

Current liabilities....................    1,875,843       671,638      4,066,054        6,613,535
Other liabilities......................    1,630,394    13,726,000             --       15,356,394
Stockholder or members' equity.........    3,610,992    12,047,695      4,461,118       20,119,805

Net sales..............................   12,133,716    48,769,188     77,969,744      138,872,648
Cost of goods sold.....................    9,502,318    41,015,749     62,011,274      112,529,341
Selling, general and administrative
  expenses.............................      574,517     1,026,067        228,254        1,828,838
Net finance expense....................       60,536     1,173,222             --        1,233,758
Other income (expense), net............       89,504            --             --           89,504
Income tax expense.....................      805,000            --             --          805,000
Net income.............................    1,280,850     5,554,150     15,730,216       22,565,216

                          MOARK, LLC AND SUBSIDIARIES

                                                        YEAR ENDED FEBRUARY 1, 2003
                                          --------------------------------------------------------
                                                                        MOARK/FORT
                                                                       RECOVERY EGG
                                          GRAND MESA     DELTA EGG      MARKETING,
                                          EGGS, INC.     FARM, LLC         LLC            TOTAL
                                          -----------   -----------   --------------   -----------
Current assets..........................  $ 2,597,767   $ 4,355,128    $ 4,320,740     $11,273,635
Property, plant and equipment, net......    2,522,194    20,325,186             --      22,847,380
Other assets............................      179,399       328,519             --         507,918

Current liabilities.....................    1,563,102     4,891,288      3,669,988      10,124,378
Other liabilities.......................    1,406,117    13,624,000             --      15,030,117
Stockholder or members' equity..........    2,330,141     6,493,545        650,752       9,474,438

Net sales...............................   10,720,380    16,705,845     39,077,354      66,503,579
Cost of goods sold......................   11,017,950    15,537,111     38,131,410      64,686,471
Selling, general and administrative
  expenses..............................      603,750     1,160,902        315,192       2,079,844
Net finance expense.....................      104,994     1,290,241             --       1,395,235
Income tax (benefit)....................     (338,675)           --             --        (338,675)

10.  NOTES PAYABLE

     Notes payable consist of the following:

                                                             DECEMBER 27,   FEBRUARY 1,
                                                                 2003          2003
                                                             ------------   -----------
Credit facilities, payable to Farm Credit Services;
  interest as 3.95%; $1,455,000 payable March 1, 2003,
  balance due June 1, 2003. Maximum amount of borrowings
  available at February 1, 2003 was $25,000,000 subject to
  a borrowing base calculation.............................      $--        $19,421,871
Revolving line of credit, payable to Bank of America;
  interest at prime (4.25% at February 1, 2003) balance due
  at September 30, 2003. Maximum amount of borrowings
  available at February 1, 2003 was $3,000,000 subject to a
  borrowing base calculation...............................       --          3,000,000
                                                                 ---        -----------
                                                                 $--        $22,421,871
                                                                 ===        ===========

11.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consists of:

                                                           DECEMBER 27,   FEBRUARY 1,
                                                               2003           2003
                                                           ------------   ------------
Credit agreements, consisting of:(1) a revolving
  commitment not to exceed $60,000,000, subject to a
  borrowing base computation, payable to a lender group
  made up of certain banks and agricultural credit
  associations; and(2) a term loan commitment not to
  exceed $15,000,000, to a bank; interest is to be
  charged as defined (4.75% as of December 27, 2003);
  secured by essentially all assets of the Company; due
  on or before December 26, 2005. (See paragraph
  below.)................................................  $ 27,977,448   $ 24,499,930
Note payable to an agricultural credit association;
  interest at 3.50%; secured by certain real estate;
  payable in monthly installments of $258,550, including
  interest, through September 2011.......................    20,741,062     23,029,675

                          MOARK, LLC AND SUBSIDIARIES

                                                           DECEMBER 27,   FEBRUARY 1,
                                                               2003           2003
                                                           ------------   ------------
Note payable to a company and trusts; interest at 8%;
  secured by the common stock of Norco Ranch, Inc. and
  the membership interest of McNally Enterprises, LLC and
  Hi Point Industries, LLC; payable in monthly
  installments ranging from $34,880 to $135,394,
  including interest, through February 2020 to January
  2022...................................................    32,577,998     33,068,099
Capital lease obligation payable to a company; interest
  at 7.00%; payable in monthly installments of $118,667,
  including interest, through February 2012..............     9,319,213     10,002,421
Notes payable to an agricultural credit association;
  interest ranging from 3.0% to 6.25%; secured by certain
  accounts receivable, inventories, and property and
  equipment; monthly installments ranging from $2,976 to
  $75,593, including interest, through dates ranging from
  June 2005 to June 2011.................................    10,730,164     12,513,992
Note payable to a company; interest at 8.00%; secured by
  equipment; payable in quarterly installments of
  $64,705, including interest, through January 2011......     1,413,444      1,518,522
Notes payable to various banks; interest ranging from
  7.9% to 9.0%; secured by certain accounts receivable,
  inventories, and property and equipment; monthly
  installments ranging from $597 to $19,724, including
  interest, through dates ranging from July 2005 to June
  2007...................................................     1,498,387      2,868,775
Various capital lease obligations with a financing
  company; interest ranging from 5.22% to 7.93%; secured
  by certain equipment; payable in monthly installments
  ranging from $313 to $12,192, including interest,
  through dates ranging from June 2005 through January
  2009...................................................     1,478,106      2,501,854
Various notes payable to financing companies; secured by
  certain equipment; payable in various monthly
  installments, including interest, through dates ranging
  from December 2004 to August 2009......................       823,910        542,934
                                                           ------------   ------------
                                                            106,559,732    110,546,202
Less current maturities..................................     7,587,394     19,511,414
                                                           ------------   ------------
Long-term debt, less current maturities..................  $ 98,972,338   $ 91,034,788
                                                           ============   ============

     Annual maturities of long-term debt and capital lease obligations are as follows:

                                                LONG-TERM    CAPITAL LEASE
                                                  DEBT        OBLIGATIONS       TOTAL
                                               -----------   -------------   ------------
2004.........................................  $ 6,322,703    $ 1,264,691    $  7,587,394
2005.........................................   32,977,102      1,351,890      34,328,992
2006.........................................    5,614,914      1,445,874       7,060,788
2007.........................................    5,671,929      1,467,625       7,139,554
2008.........................................    5,449,676      1,497,728       6,947,404
Thereafter...................................   39,042,398      4,453,202      43,495,600
                                               -----------    -----------    ------------
                                               $95,078,722    $11,481,010    $106,559,732
                                               ===========    ===========    ============

                          MOARK, LLC AND SUBSIDIARIES

     The Company entered into a new credit agreement on December 26, 2003, consisting of a $60 million revolving loan note and a $15 million term note. The former notes payable, along with certain revolving lines of credit, were refinanced with the new agreement subsequent to December 27, 2003. As a result, the outstanding balances of these debt instruments at December 27, 2003 have been reported as long-term in accordance with the terms of the new agreement. Interest rates will vary based on a leverage ratio of the Company. The credit agreement matures December 26, 2005 and is secured by all inventory, accounts receivable and certain fixed assets of the Company.

     The Company's notes payable and revolving line of credit agreements with certain banks, agricultural credit associations, and certain individuals require compliance with certain restrictive covenants, including the maintenance of minimum levels of equity and working capital. In addition, these covenants restrict dividend payments, capital expenditures, investments, stockholder loans, fundamental changes in ownership, and the granting loans or extensions of credit. As of December 27, 2003, the Company was in compliance with these restrictions and covenants.

12.  BANK OVERDRAFTS

     The Company had outstanding checks in excess of bank balances on certain of its subsidiaries of approximately $2,923,000 and $3,460,000 as of December 27, 2003 and February 1, 2003, respectively. The bank accounts utilized by the subsidiaries do not automatically draft funds from Moark, LLC's corporate bank, therefore, these outstanding checks were reclassified into accounts payable for financial statement presentation.

13.  INCOME TAXES

     Income taxes (benefit) consist of:

                                                             DECEMBER 27,   FEBRUARY 1,
                                                                 2003          2003
                                                             ------------   -----------
Current provision (benefit)................................   $  562,464    $(6,345,560)
Deferred provision.........................................    3,491,700      4,396,966
                                                              ----------    -----------
                                                              $4,054,164    $(1,948,594)
                                                              ==========    ===========

     The Company's provision for income taxes (benefit) varies from the statutory U.S. tax rate primarily due to the effect of state income taxes, certain nondeductible expenses and the partnership tax treatment for certain of the entities.

     Total gross deferred tax assets and liabilities are as follows:

                                                             DECEMBER 27,   FEBRUARY 1,
                                                                 2003          2003
                                                             ------------   -----------
Gross deferred tax liabilities.............................  $25,270,000    $22,844,613
Gross deferred tax assets..................................    5,345,000      6,411,313
                                                             -----------    -----------
Net deferred tax liability.................................  $19,925,000    $16,433,300
                                                             ===========    ===========

     At December 27, 2003 and February 1, 2003, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $244,000 and $7,200,000, respectively, available to offset future taxable income. Unless utilized, these carryforwards will begin expiring in 2007. These carryforwards have been used to reduce deferred tax liabilities that would otherwise exist for financial statement purposes.

                          MOARK, LLC AND SUBSIDIARIES

14.  RELATED PARTIES

     The Company is related by common ownership to other corporations and proprietorships engaged in operations related to the commercial shell egg industry. The Company also held an equity interest in an affiliated Company, which was engaged in related operations. The Company sells products to and purchases products from certain of these related entities. In addition, the Company pays a member fees for environmental services and certain royalty fees. Activity between the Company and these related entities and the balances owed to and from these entities are summarized as follows:

                                                             DECEMBER 27,   FEBRUARY 1,
                                                                 2003          2003
                                                             ------------   -----------
Sales to related parties...................................  $ 2,424,172    $ 3,345,379
Purchase from and payments of fees to related parties......   34,140,866     27,766,464
Accounts receivable from related parties...................      811,576        660,042
Accounts payable to related parties........................   11,347,425      1,182,994

     The Company also has guaranteed certain loan agreements for Delta Egg Farm, LLC, of which the Company is a 50% owner. The Company is responsible for 50% of the outstanding balance on these guaranteed notes totaling approximately $12,500,000 as of December 27, 2003.

     In March 2003, the members of the Company advanced $5,000,000 to the Company. These advances, along with interest of approximately $181,000, were repaid to the members prior to December 27, 2003.

     During the eleven months ended December 27, 2003, the Company entered into a consulting agreement with one of its members for an annual amount of approximately $1,445,000 due February 1 of each year. Included in the statement of operations for the eleven months ended December 27, 2003 is $1,325,000 related to this agreement.

     A subsidiary of one of the Company's members has written insurance policies for the Company providing for general liability, property and workers compensation insurance policies covering most of the Company's employees. Premiums during the year ended December 27, 2003 were approximately $5,200,000.

15.  COMMITMENTS AND CONTINGENCIES

     a. Non-cancelable operating leases of certain vehicles, equipment and real estate expire in various years through 2010. These leases generally contain renewal options for periods ranging from two years to five years and require the Company to pay all executory costs (property taxes, maintenance and insurance).

     Future minimum lease payments at December 27, 2003 are as follows:

Fiscal Year
2004........................................................   $ 4,386,327
2005........................................................     4,081,531
2006........................................................     3,868,931
2007........................................................     3,599,097
2008........................................................     2,943,971
Thereafter..................................................     2,928,577
                                                               -----------
                                                               $21,808,434
                                                               ===========

     Rent expense for all operating leases was $5,399,189 and $7,641,631, for the eleven months ended December 27, 2003 and the year ended February 1, 2003, respectively. Included in operating leases are certain

                          MOARK, LLC AND SUBSIDIARIES
leases with related parties. Payments to the related parties in connection with these leases totaled approximately $370,000 and $404,000, respectively.

     b. The Company has a defined contribution retirement plan that contains a 401(k) salary deferral feature that covers essentially all of the full-time employees of Moark, LLC and its affiliated companies. Those who have attained the age of eighteen and who have completed minimum periods of service are eligible to participate. The Company makes matching contributions as required by the plan document and is permitted to make discretionary contributions if desired by the Company's management.

     There was no discretionary contributions made for the eleven months ended December 27, 2003 and the year ended February 1, 2003. Matching contributions to the above plans during the eleven months ended December 27, 2003 and the year ended February 1, 2003 were approximately $289,100 and $110,500, respectively.

     c. Non-qualified -- The Company has a non-qualified retirement plan for certain key employees. The benefits under this plan require the participants to remain in the employment of the Company for a specified number of years, or until retirement age, in order to obtain any benefits and to observe certain covenants dealing with competition. No contributions were made to this plan during the eleven months ended December 27, 2003 or the year ended February 1, 2003. This plan was terminated effective January 2004.

     d. The Company is self-insured for health insurance purposes. The Company has obtained stop-loss insurance policies to cover losses in excess of $60,000 per employee and aggregate losses in excess of $1,000,000 per plan year. Provisions have been made in these financial statements to cover losses incurred under this self-insurance program.

     e. The Company has outstanding commodity contracts for the futures purchases of corn at December 27, 2003. These commitments are not in excess of the current operating requirements of the Company.

     f. The Company is one of a group of defendants in a lawsuit that is currently in the discovery phase. The Company anticipates that an ultimate settlement of this lawsuit will be reached and accordingly, has estimated its liability regarding this matter, which is included in other current liabilities in the balance sheet at December 27, 2003. This matter was settled during January 2004 for the balance of the estimated liability at December 27, 2003.

16.  CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers and cash and cash investments deposited with a financial institution and a credit association.

     Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk. At December 27, 2003 and February 1, 2003, no single group or customer represents greater that 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable.

     At December 27, 2003 and February 1, 2003 and at times during the years then ended, the Company maintained cash and cash investment balances with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

                                AGRILIANCE, LLC

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                              NOVEMBER 30,   AUGUST 31,
                                                                  2003          2003
                                                              ------------   ----------
                                                                  ($ IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash......................................................   $   16,519    $   18,095
  Trade receivables, net of allowance for bad debts of
     $19,282 and $18,006, respectively......................      398,604       455,532
  Rebates receivable........................................      130,626       131,465
  Other receivables.........................................       37,775        18,543
  Receivable from Land O'Lakes, Inc. .......................          116            --
  Receivable from CHS, Inc. ................................            4            50
  Inventories...............................................      543,627       559,643
  Vendor prepayments........................................      261,400        63,481
  Prepaid expenses..........................................        1,071         3,132
                                                               ----------    ----------
     Total current assets...................................    1,389,742     1,249,941
Property, plant and equipment:
  Land and land improvements................................       18,579        18,579
  Buildings.................................................       67,164        66,962
  Machinery and equipment...................................      100,583       100,432
  Construction in progress..................................       10,167         5,608
                                                               ----------    ----------
     Total property, plant and equipment....................      196,493       191,581
  Less accumulated depreciation.............................      (94,018)      (90,077)
                                                               ----------    ----------
     Net property, plant and equipment......................      102,475       101,504
Other assets................................................       17,580        18,111
                                                               ----------    ----------
     Total assets...........................................   $1,509,797    $1,369,556
                                                               ==========    ==========

                            LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Short-term debt...........................................   $   50,000    $   15,000
  Current portion of long-term debt.........................      100,000       100,000
  Accounts payable..........................................      690,911       755,967
  Customer prepayments......................................      341,856        93,430
  Accrued expenses..........................................       75,394       102,257
  Payable to Land O'Lakes, Inc. ............................           --           984
  Payable to Farmland Industries, Inc. .....................        4,437        10,067
  Other current liabilities.................................        6,105         6,038
                                                               ----------    ----------
     Total current liabilities..............................    1,268,703     1,083,743
Other noncurrent liabilities................................       26,784        27,061
Members' equity:
  Contributed capital.......................................      159,089       159,089
  Retained earnings.........................................       70,552       114,994
  Accumulated other comprehensive loss......................      (15,331)      (15,331)
                                                               ----------    ----------
Total members' equity.......................................      214,310       258,752
                                                               ----------    ----------
Total liabilities and members' equity.......................   $1,509,797    $1,369,556
                                                               ==========    ==========

          See accompanying notes to consolidated financial statements.

                                AGRILIANCE, LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                 NOVEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                               ($ IN THOUSANDS)
                                                                  (UNAUDITED)
Net sales...................................................  $605,253   $592,730
Cost of sales...............................................   554,035    544,208
                                                              --------   --------
  Gross profit..............................................    51,218     48,522
Selling, general, and administrative expense................    64,293     67,022
Gain on sale of assets......................................      (162)    (1,151)
                                                              --------   --------
  Loss from operations......................................   (12,913)   (17,349)
Interest expense, net.......................................     1,658      2,762
Equity in earnings of affiliated company....................      (129)        --
                                                              --------   --------
  Net loss..................................................  $(14,442)  $(20,111)
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                                AGRILIANCE, LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                                  NOVEMBER 30,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                                ($ IN THOUSANDS)
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (14,442)  $ (20,111)
  Adjustments to reconcile net loss to net cash (used)
     provided by operating activities:
     Depreciation and amortization..........................      3,903       6,226
     Bad debt expense.......................................        934       1,630
     Gain on sale of assets.................................       (162)     (1,151)
     Decrease in other non-current assets...................        472         412
     Decrease in other non-current liabilities..............       (277)       (140)
  Changes in current assets and liabilities:
     Trade receivables......................................     55,994    (130,497)
     Receivables/payables from related parties..............     (6,683)     (8,232)
     Rebates receivable.....................................        839     (10,420)
     Other receivables......................................    (19,232)     (2,980)
     Inventories............................................     16,016     (65,019)
     Vendor prepayments.....................................   (197,919)    (19,038)
     Accounts payable and customer prepayments..............    183,370     303,002
     Accrued expenses.......................................    (26,863)     (8,031)
     Other current assets and liabilities...................      2,128       1,134
                                                              ---------   ---------
  Net cash (used) provided by operating activities..........     (1,922)     46,785
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................     (4,885)     (7,706)
  Proceeds from sale of property, plant and equipment.......        231       2,988
                                                              ---------   ---------
  Net cash used by investing activities.....................     (4,654)     (4,718)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payment on) short-term debt................     35,000     (16,500)
  Distribution of earnings to members.......................    (30,000)    (20,000)
                                                              ---------   ---------
  Net cash provided (used) by financing activities..........      5,000     (36,500)
                                                              ---------   ---------
  Net change in cash and cash equivalents...................     (1,576)      5,567
Cash and cash equivalents at beginning of period............     18,095      10,161
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  16,519   $  15,728
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                                AGRILIANCE, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements reflect, in the opinion of the management of Agriliance, LLC (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended August 31, 2003. The results of operations and cash flows for interim periods are not indicative of results for a full year.

2.  BORROWING ARRANGEMENTS

     At November 30, 2003, $50 million of short term debt was outstanding under the Company's $185 million 364-day syndicated revolving credit agreement. In addition, the company held a syndicated $100 million term facility maturing in June 2004. The facilities were secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. Interest on borrowings under both facilities was charged at 3.125% (LIBOR + 2.00%) as of November 30, 2003.

     In December 2003, the company renegotiated the revolving credit agreement, extending the facility for an additional three years and increasing the available borrowing capacity to $225 million. The amendment also lowered the interest rate spread by 0.25%, allowed for the issuance of letters of credit up to $50 million and adjusted certain covenant restrictions.

     Also in December 2003, Agriliance issued $100 million of senior secured notes in a private placement, using the funds to repay the existing term facility. The private placement consisted of four notes, two with fixed-rate interest rates and two notes with floating rates. The fixed-rate notes are for $42 million and $47 million, bearing interest at 5.66% and 6.31%, respectively, and maturing in December 2008 and 2010. The floating rate notes are for $6 million, maturing in December 2008 and for $5 million, maturing in December 2010. Both of these notes bear interest at variable rates based on LIBOR plus applicable margins. All of the notes are secured by the same assets which secure the revolving credit facility, on a pari passu basis.

     In addition, Agriliance is party to a revolving receivables securitization program which allows for draws of up to $200 million in advances against eligible receivables. Under this program, Agriliance sells trade receivables to Agriliance SPV, LLC, a wholly-owned subsidiary of Agriliance, LLC. This subsidiary is a qualifying special purpose entity (QSPE) under applicable accounting rules, and was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Agriliance. The QSPE purchases the receivables with a combination of cash and notes. CoBank lends funds to the SPV based upon the value of the receivables pool, at an agreed advance rate. As of November 30, 2003, $160 million was drawn under this securitization. The facility is currently scheduled to terminate in December 2006.

                          INDEPENDENT AUDITORS' REPORT

The Board of Managers
Agriliance, LLC:

     We have audited the accompanying consolidated balance sheets of Agriliance, LLC and subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and members' equity for each of the years in the three-year period ended August 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agriliance, LLC and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ KPMG LLP

Minneapolis, Minnesota
November 6, 2003

                                AGRILIANCE, LLC

                          CONSOLIDATED BALANCE SHEETS

                                                                     AUGUST 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                 ($ IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash......................................................  $   18,095   $   10,161
  Trade receivables, net of allowance for bad debts of
    $18,006 and $16,134 in 2003 and 2002, respectively......     455,532      394,497
  Receivable from Land O'Lakes, Inc. .......................          --        1,791
  Receivable from CHS, Inc. ................................          50          250
  Rebates receivable........................................     131,465      102,668
  Other receivables.........................................      18,543       28,063
  Inventories...............................................     559,643      376,988
  Vendor prepayments........................................      63,481        5,735
  Prepaid expenses..........................................       3,132        2,806
                                                              ----------   ----------
    Total current assets....................................   1,249,941      922,959
Property, plant and equipment:
  Land and land improvements................................      18,579       18,231
  Buildings.................................................      66,962       64,656
  Machinery and equipment...................................     100,432      103,133
  Construction in progress..................................       5,608        3,599
                                                              ----------   ----------
    Total property, plant and equipment.....................     191,581      189,619
  Less accumulated depreciation.............................     (90,077)     (76,840)
                                                              ----------   ----------
    Net property, plant and equipment.......................     101,504      112,779
Long term receivable from Agronomy Company of Canada........       7,000        7,000
Other assets................................................      11,111       14,467
                                                              ----------   ----------
    Total assets............................................  $1,369,556   $1,057,205
                                                              ==========   ==========

                           LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $   15,000   $   66,500
  Current portion of long-term debt.........................     100,000           --
  Accounts payable..........................................     755,967      485,244
  Customer prepayments......................................      93,430       22,063
  Accrued expenses..........................................     102,257       77,935
  Payable to Land O'Lakes, Inc. ............................         984           --
  Payable to Farmland Industries, Inc. .....................      10,067       42,826
  Other current liabilities.................................       6,038        6,335
                                                              ----------   ----------
    Total current liabilities...............................   1,083,743      700,903
Long-term debt..............................................          --      100,000
Other noncurrent liabilities................................      27,061        7,960
Members' equity:
  Contributed capital.......................................     159,089      159,089
  Retained earnings.........................................     114,994       89,253
  Accumulated other comprehensive loss......................     (15,331)          --
                                                              ----------   ----------
Total members' equity.......................................     258,752      248,342
                                                              ----------   ----------
Total liabilities and members' equity.......................  $1,369,556   $1,057,205
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                                AGRILIANCE, LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED AUGUST 31,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ----------   ----------   ----------
                                                                     ($ IN THOUSANDS)
Net sales................................................  $3,485,623   $3,615,451   $4,072,248
Cost of sales............................................   3,119,287    3,289,980    3,696,350
                                                           ----------   ----------   ----------
  Gross profit...........................................     366,336      325,471      375,898
Selling, general, and administrative expense.............     299,097      267,947      310,655
Asset impairment charge..................................          --           --       14,820
Gain on sale of assets...................................      (2,787)      (2,486)      (3,092)
                                                           ----------   ----------   ----------
  Earnings from operations...............................      70,026       60,010       53,515
Interest expense, net....................................       9,285       12,966       28,462
                                                           ----------   ----------   ----------
  Net earnings...........................................  $   60,741   $   47,044   $   25,053
                                                           ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                                AGRILIANCE, LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED AUGUST 31,
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
                                                                    ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings............................................  $  60,741   $  47,044   $  25,053
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization........................     23,517      27,996      38,319
     Bad debt expense.....................................     16,787       5,442       5,792
     Gain on sale of assets...............................     (2,787)     (2,486)     (3,092)
     Asset impairment charge..............................         --          --      14,820
     Change in other non-current assets and liabilities...      6,405      (2,187)     (3,175)
  Changes in current assets and liabilities:
     Trade receivables....................................    (77,822)   (124,617)    182,405
     Receivables/payables from related parties............    (29,784)     10,941      43,396
     Rebates receivable...................................    (28,797)     16,308     (12,160)
     Other receivables....................................      9,520      14,320       4,986
     Inventories..........................................   (182,655)    112,738      87,482
     Vendor prepayments...................................    (57,746)     17,914      82,757
     Accounts payable.....................................    342,090     (47,740)   (358,319)
     Accrued expenses.....................................     24,322       3,933      10,383
     Other current assets and liabilities.................       (623)      1,247      13,612
                                                            ---------   ---------   ---------
  Net cash provided by operating activities...............    103,168      80,853     132,259
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment..............    (16,704)    (15,515)    (23,871)
  Proceeds from sale of property, plant and equipment.....      7,970      13,050      22,044
                                                            ---------   ---------   ---------
  Net cash used by investing activities...................     (8,734)     (2,465)     (1,827)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on short-term debt..............................    (51,500)    (20,500)    (88,000)
  Payments on long-term debt..............................         --     (15,000)    (35,000)
  Decrease in cash overdraft..............................         --     (32,727)     (7,212)
  Distribution of earnings to members.....................    (35,000)         --        (220)
                                                            ---------   ---------   ---------
  Net cash used by financing activities...................    (86,500)    (68,227)   (130,432)
                                                            ---------   ---------   ---------
  Net change in cash and cash equivalents.................      7,934      10,161          --
Cash and cash equivalents at beginning of period..........     10,161          --          --
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of period................  $  18,095   $  10,161   $      --
                                                            =========   =========   =========

          See accompanying notes to consolidated financial statements.

                                AGRILIANCE, LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                               ACCUMULATED
                                                                  OTHER        TOTAL
                                     CONTRIBUTED   RETAINED   COMPREHENSIVE   MEMBERS'   COMPREHENSIVE
                                       CAPITAL     EARNINGS      (LOSS)        EQUITY       INCOME
                                     -----------   --------   -------------   --------   -------------
                                                             ($ IN THOUSANDS)
Balance, August 31, 2000...........  $   159,089   $ 17,376     $     --      $176,465
Net earnings.......................           --     25,053           --        25,053
Distribution to members............           --       (220)          --          (220)
                                     -----------   --------     --------      --------
Balance, August 31, 2001...........      159,089     42,209           --       201,298
Net earnings.......................           --     47,044           --        47,044
                                     -----------   --------     --------      --------
Balance, August 31, 2002...........      159,089     89,253           --       248,342
Net earnings.......................           --     60,741           --        60,741       60,741
Minimum pension liability
  adjustment.......................           --         --      (15,331)      (15,331)     (15,331)
                                                                                           --------
Comprehensive income...............           --         --           --            --     $ 45,410
                                                                                           --------
Distribution to members............           --    (35,000)          --       (35,000)
                                     -----------   --------     --------      --------
Balance, August 31, 2003...........  $   159,089   $114,994     $(15,331)     $258,752
                                     ===========   ========     ========      ========

          See accompanying notes to consolidated financial statements.

                                AGRILIANCE, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)  ORGANIZATION

     Agriliance, LLC (Agriliance or the Company) is a distributor of agricultural inputs and is owned by: Land O'Lakes, Inc. (50% voting ownership); CHS, Inc. (25% voting ownership); and Farmland Industries, Inc. (25% voting ownership) (the members). Farmland Industries, Inc. filed for Chapter 11 bankruptcy court protection on May 31, 2002.

     The economic interest in profits and losses of the Company is allocated to members for wholesale crop protection business operations as follows: 50.0%, 38.1%, and 11.9% for Land O'Lakes, Inc.; CHS, Inc.; and Farmland Industries, Inc., respectively. The economic interest in profits and losses of the Company is generally allocated to members for all other business operations as follows:
50.0%, 25.0%, and 25.0% for Land O'Lakes, Inc.; CHS, Inc.; and Farmland Industries, Inc., respectively.

     Based upon the results of various business operations for the year ended August 31, 2003, the actual economic interest in profits and losses of the Company was allocated to members as follows: 50.0%, 35.5%, and 14.5% for Land O'Lakes, Inc.; CHS, Inc.; and Farmland Industries, Inc., respectively. The liability of each member is limited to each member's respective capital account balance.

  (b)  STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, with intercompany transactions eliminated.

  (c)  REVENUE RECOGNITION

     Revenue is recognized as it is earned, which generally occurs when fertilizer, chemical, and agricultural products are delivered or services are provided.

  (d)  INCOME TAXES

     The Company's taxable operations pass directly to the joint venture owners under the LLC organization. As a result, no provision for income taxes is recorded in the accompanying consolidated statement of operations.

  (e)  INVENTORIES

     Inventories are stated primarily at the lower of cost or market. Cost is determined on a first-in, first-out or average-cost basis.

  (f)  REBATES RECEIVABLE

     Rebates receivable have been accrued based on contractual agreements combined with current sales and market data, in accordance with EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor."

  (g)  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost. Depreciation is provided over the estimated useful lives (10 to 20 years for land improvements and buildings, and 3 to 5 years for machinery and equipment) of the respective assets in accordance with the straight-line method. The Company assesses the recoverability of long-lived assets whenever events or changes in circumstances indicate that expected future undiscounted cash flows may not be sufficient to support the carrying amount of an asset. The Company deems an asset to be

                                AGRILIANCE, LLC
impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.

  (h)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of all financial instruments to which the Company is a party. All financial instruments are carried at amounts that approximate estimated fair value.

  (i)  ACCOUNTING ESTIMATES

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

  (j)  RECLASSIFICATIONS

     Certain 2002 and 2001 amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on reported earnings.

(2)  SHORT-TERM DEBT

     The Company has a $185 million revolving credit agreement with JP Morgan, which expires December 18, 2003. The Company expects to extend this facility to a multi-year facility. Short-term debt is secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. At August 31, 2003 and 2002, $15 million and $66.5 million, respectively, were outstanding. Interest on borrowings under this revolving credit agreement was charged at 5.00% (Prime + 1.00%) and at 4.06% (LIBOR + 2.25%) at August 31, 2003
and 2002, respectively.

(3)  LONG-TERM DEBT

     The Company has a long-term credit agreement with JP Morgan, which expires June 28, 2004. The Company expects to extend this facility to a new multi-year facility. Long-term debt is secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. At August 31, 2003 the entire portion of $100 million of long-term debt was classified as current because the due date is June 24, 2004. At August 31, 2002 the total long-term debt outstanding was $100 million. Interest on borrowings under this long-term credit agreement was charged at 3.10% (LIBOR + 2.00%) and at 4.06% (LIBOR + 2.25%) at August 31, 2003 and 2002, respectively.

     The loan agreement includes certain restrictive financial covenants. At August 31, 2003 and 2002, the Company was in compliance with these covenants.

     Interest paid on short-term and long-term debt for the years ended August 31, 2003, 2002 and 2001 totaled $9.6 million, $12.9 million and $31.5 million, respectively.

(4)  RECEIVABLES PURCHASE FACILITY

     The Company has a $200 million receivables purchase facility with CoBank. A wholly owned subsidiary, Agriliance SPV, Inc., purchases the receivables from Agriliance and transfers them to CoBank. Such transactions are structured as sales and, accordingly, the receivables transferred to CoBank without recourse to

                                AGRILIANCE, LLC

Agriliance are not reflected in the consolidated balance sheet. At August 31, 2003 and 2002, $23 million and $69 million, respectively, were outstanding under this facility. The total accounts receivable sold during the years ended August 31, 2003, 2002 and 2001 were $2,885 million, $2,949 million and $3,317 million, respectively.

(5)  PENSION AND OTHER POSTRETIREMENT PLANS

                                                           YEAR ENDED AUGUST 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                              ($ IN THOUSANDS)
Pension benefits:
Total plan assets at fair value......................  $ 52,511   $ 54,001   $ 43,352
Total projected benefit obligation...................   (76,468)   (57,755)   (46,854)
                                                       --------   --------   --------
Funded status........................................  $(23,957)  $ (3,754)  $ (3,502)
                                                       ========   ========   ========
Accrued (prepaid) pension cost recognized in the
  consolidated balance sheet.........................  $  3,027   $    (65)  $   (400)
Benefits cost........................................     4,210      4,817      3,778
Employer contribution................................     1,668      4,684      2,013
Benefits paid........................................     1,835      1,197        974
Discount rate........................................      6.00%      7.25%      7.25%
Expected return on plan assets.......................      8.50%      9.00%      9.50%
Rate of compensation increase........................      3.00%      4.00%      4.50%

     The Company has a defined contribution plan in which the Company matches 50% of the first 6% of employee contributions. The Company contributed $2,293,000, $2,343,000 and $2,410,000 to the plan for the fiscal years ended August 31, 2003, 2002 and 2001, respectively.

     In addition to the defined benefit and defined contribution retirement plans, the Company has a supplemental executive retirement plan, which is an unfunded defined benefit plan. The actuarial present value of the projected benefit obligation totaled $1,745,000, $1,539,000 and $1,932,000 at August 31, 2003, 2002 and 2001, respectively.

     Due to the impacts on plan assets of depressed equity markets and increasing projected pension obligations, the Company recognized an additional pension liability adjustment of $15,331,000 for the fiscal year ended August 31, 2003. In accordance with Statement of Financial Accounting Standards (SFAS) No. 87, the adjustment was made to other comprehensive income of the Company and did not impact current year net earnings.

                                AGRILIANCE, LLC

     The Company also provides certain health care benefits for retired employees.

                                                             YEAR ENDED AUGUST 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                               ($ IN THOUSANDS)
Other postretirement benefits:
  Total plan assets at fair value.......................  $    --   $    --   $    --
  Total projected benefit obligation....................   (8,034)   (5,501)   (5,379)
                                                          -------   -------   -------
     Funded status......................................  $(8,034)  $(5,501)   (5,379)
                                                          -------   -------   -------
Accrued benefit cost recognized in the consolidated
  balance sheet.........................................  $ 4,855   $ 4,152   $ 3,491
Benefits cost...........................................      933       836       555
Benefits paid...........................................      212       140       140
Discount rate...........................................    6.00%     7.25%     7.25%

     For measurement purposes, a 6.0% ultimate trend rate of increase in the per capita cost of covered health care benefits was assumed.

(6)  RELATED PARTY TRANSACTIONS

     Land O'Lakes, Inc., CHS, Inc., and Farmland Industries, Inc. charged the Company for accounting, legal, risk management, building, advertising, and certain employee benefit and other employee-related expenses. Total purchased services were:

                                                              YEAR ENDED AUGUST 31,
                                                            -------------------------
                                                             2003     2002      2001
                                                            ------   -------   ------
                                                                ($ IN THOUSANDS)
Land O'Lakes, Inc. .......................................  $8,400   $11,269   $9,897
CHS, Inc. ................................................   3,536     3,906    3,783
Farmland Industries, Inc..................................     345     1,132    1,265

     The Company made the following sales to related parties:

                                                           YEAR ENDED AUGUST 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                              ($ IN THOUSANDS)
Land O'Lakes, Inc. ..................................  $  1,576   $  1,794   $  2,102
CHS Cooperatives.....................................   208,706    166,034    139,188
Farmland Industries, Inc.............................     1,262      5,845      8,128

     During the years ended August 31, 2003, 2002 and 2001, the Company made product purchases from Farmland Industries, Inc. totaling $337,587,000, $485,692,000 and $697,916,000, respectively.

     During the years ended August 31, 2003, 2002 and 2001, the Company made product purchases from Land O'Lakes, Inc. totaling $9,809,000, $11,178,000 and $5,301,000, respectively.

     In addition, during the years ended August 31, 2003, 2002 and 2001, the Company made product purchases from CF Industries, Inc. (Land O'Lakes, Inc. and CHS, Inc. hold a combined 58.2% interest in CF Industries, Inc.) totaling $565,153,000, $453,655,000 and $609,245,000, respectively.

                                AGRILIANCE, LLC

(7)  LEASE COMMITMENTS

     Future minimum lease commitments under noncancelable operating leases are as follows:

YEAR ENDING AUGUST 31,
----------------------                                         ($ IN THOUSANDS)
2004........................................................       $12,731
2005........................................................        10,212
2006........................................................         6,513
2007........................................................         3,233
2008 and thereafter.........................................           705

     Rent expense for the years ended August 31, 2003, 2002 and 2001 was $18,766,000, $19,870,000 and $21,409,000, respectively.

(8)  CONTINGENCIES

  (a)  CONTINGENCY WITH FARMLAND INDUSTRIES, INC.

     At the formation of Agriliance, the founding members of the Company contributed property, plant and equipment and other assets to the Company in exchange for ownership interests in the company. Farmland, Industries, Inc. (Farmland), a 25% owner of the Company, never completed formal title transfer of certain property, plant and equipment it transferred to Agriliance. At August 31, 2003, the net book value of those Farmland-related assets was $7.5 million.

     Although Farmland's Chapter 11 bankruptcy filing will delay settlement of this matter, management of the Company is of the opinion the Company will be granted title to these assets. Accordingly, in the accompanying consolidated financial statements as of and for the year ended August 31, 2003, no provisions beyond depreciation have been recorded against the Farmland-contributed property, plant and equipment.

  (b)  ENVIRONMENTAL

     The Company is required to comply with various environmental laws and regulations incident to its normal business operations. The Company is also a party to environmental issues related to operations contributed to Agriliance by Farmland Industries, Inc. To the extent these environmental costs are not paid by the Farmland Bankruptcy Trustee, the Company may have future obligations due. The Company has reserved for future costs of remediation of identified issues. Additional costs for losses which may be identified in the future cannot be presently determined; however, management does not believe any such issues would materially affect the results of operations or the financial position of the Company.

  (c)  GUARANTEES

     The Company is contingently liable for guarantees on customer loans with terms generally ending prior to March, 2004, totaling $21.0 million at August 31, 2003. The Company has recorded reserves for the expected losses related to such guarantees.

  (d)  GENERAL

     Certain claims and lawsuits have been filed in the ordinary course of business. It is management's opinion that settlement of all litigation would not require payment of an amount which would be material to the results of operations or to the financial position of the Company.

                                AGRILIANCE, LLC

(9)  SUBSEQUENT EVENT

     On September 30, 2003, the Agriliance Board of Directors approved a $30 million dividend distribution to its members and the distribution was made on October 15, 2003.