Form 10-Q/A
period 2003-06-30
LAND O LAKES INC
filed 2004-04-26
CIK 1032562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                          Amendment No. 1 to Form 10-Q

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

                                      INDEX


                                                                                                             PAGE
                                                                                                             ----
PART I.  FINANCIAL INFORMATION .......................................................................         4

Item I. Financial Statements .........................................................................         4

LAND O'LAKES, INC
Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002 ....................         4
Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002
(unaudited) ..........................................................................................         5
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited) ....         6
Notes to Consolidated Financial Statements (unaudited) ...............................................         7

LAND O'LAKES FARMLAND FEED LLC
Consolidated Balance Sheets as of June 30, 2003 (unaudited) and  December 31, 2002 ...................        22
Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002
(unaudited)...........................................................................................        23

Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited) ....        24
Notes to Consolidated Financial Statements (unaudited) ...............................................        25

PURINA MILLS, LLC
Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002 ....................        37
Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002
  (unaudited) ........................................................................................        38
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited) ....        39
Notes to Consolidated Financial Statements (unaudited) ...............................................        40

PART II.  OTHER INFORMATION ..........................................................................        44

Item 6.  Exhibits and Reports on Form 8-K ............................................................        44

SIGNATURES ...........................................................................................        45

                               LAND O'LAKES, INC.

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Land O'Lakes, Inc. (the "Company") for the quarter ended June 30, 2003 is to file (1) the supplemental consolidating schedules of Land O'Lakes Farmland LLC ("Farmland Feed") which separately present the financial data of Purina Mills, LLC, a wholly owned subsidiary of Farmland Feed ("Purina Mills"), and (2) the financials statements of Purina Mills.

The Company's Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 in connection with this amendment and the Company has included an amended exhibit list to list the certifications filed with this amendment. Except as provided herein, all other information contained in the original Form 10-Q remains unchanged.

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

                         LAND O'LAKES FARMLAND FEED LLC

                 SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS
                                  JUNE 30, 2003

                                         LAND         WHOLLY                   WHOLLY OWNED
                                       O'LAKES        OWNED                    SUBSIDIARIES
                                       FARMLAND    SUBSIDIARIES  WHOLLY OWNED   OF PURINA       NON-
                                       FEED LLC         OF       PURINA MILLS,    MILLS,      GUARANTOR
                                        PARENT      LOLFF LLC     LLC PARENT       LLC      SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                       ---------   ------------  ------------  ------------ ------------ ------------  ------------
                                                                         ($ IN THOUSANDS)
                                                                              ASSETS
Current assets:
  Cash and short-term investments .    $      --    $      --     $      --    $      --     $      --    $      --     $      --
  Receivables, net ................       41,374       38,162            --          702         6,515      (27,183)       59,570
  Inventories .....................       95,493       15,419            --        1,018         4,348           --       116,278
  Prepaid expenses and other
    current assets ................        4,782          316         3,154           11           239           --         8,502
  Note receivable - Land
    O'Lakes, Inc. .................       91,109           --            --           --            --           --        91,109
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
          Total current assets ....      232,758       53,897         3,154        1,731        11,102      (27,183)      275,459

Investments .......................      203,237          756            --        2,039         1,303     (186,796)       20,539
Property, plant and equipment,
   net ............................       96,015        7,156       132,077        1,071         5,402           --       241,721
Goodwill ..........................      118,383        3,655            --           --           216           --       122,254
Other intangibles .................       95,335          942            --           --           329           --        96,606
Other assets ......................       27,240        1,427            --           --         1,606       (1,700)       28,573
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
          Total assets ............    $ 772,968    $  67,833     $ 135,231    $   4,841     $  19,958    $(215,679)    $ 785,152
                                       =========    =========     =========    =========     =========    =========     =========

                                                                    LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations.    $     725    $      --     $      --    $      --     $      --    $      --     $     725
  Accounts payable ................       79,252       28,797            --           --         5,206      (27,183)       86,072
  Accrued expenses ................       31,938        1,155            --          248         1,591           --        34,932
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
          Total current liabilities      111,915       29,952            --          248         6,797      (27,183)      121,729

Employee benefits and other
  liabilities .....................       28,471         (392)           --          207         1,062       (1,700)       27,648
Minority interests ................        2,938           --            --           --         3,193           --         6,131
Equities:
  Contributed capital .............      515,376       17,096        87,057        9,645         7,341     (121,139)      515,376
  Retained earnings ...............      114,268       21,177        48,174       (5,259)        1,565      (65,657)      114,268
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
          Total equities ..........      629,644       38,273       135,231        4,386         8,906     (189,796)      629,644
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
Commitments and contingencies
Total liabilities and equities ....    $ 772,968    $  67,833     $ 135,231    $   4,841     $  19,958    $(215,679)    $ 785,152
                                       =========    =========     =========    =========     =========    =========     =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                         LAND         WHOLLY                   WHOLLY OWNED
                                       O'LAKES        OWNED                    SUBSIDIARIES
                                       FARMLAND    SUBSIDIARIES  WHOLLY OWNED   OF PURINA       NON-
                                       FEED LLC         OF       PURINA MILLS,    MILLS,      GUARANTOR
                                        PARENT      LOLFF LLC     LLC PARENT       LLC      SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                       ---------   ------------  ------------  ------------ ------------ ------------  ------------
                                                                         ($ IN THOUSANDS)
Net sales .........................    $ 509,056    $  56,430     $      --    $  14,080     $  13,089    $      --     $ 592,655
Cost of sales .....................      448,816       47,795         6,050       12,446        11,357           --       526,464
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
Gross profit ......................       60,240        8,635        (6,050)       1,634         1,732           --        66,191

Selling, general and
administrative ....................       50,508        5,736         1,425          136           989           --        58,794
Restructuring and impairment
  charges .........................          615           --            --           --            --           --           615
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
Earnings (loss) from
  operations ......................        9,117        2,899        (7,475)       1,498           743           --         6,782

Interest (income) expense, net ....       (2,017)        (136)           --           --            11           --        (2,142)
Gain on legal settlements .........           --           --        (2,134)          --            --           --        (2,134)
Gain on sale of investment ........           --           --            --         (346)           --           --          (346)
Equity in loss (earnings)
  of affiliated companies .........           62           --            --          199            --         (270)           (9)
Minority interest in earnings
  of subsidiaries .................          374           --            --           --           185           --           559
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
Earnings (loss) before income
  taxes ...........................       10,698        3,035        (5,341)       1,645           547          270        10,854
Income tax expense ................           --           --            --           --           156           --           156
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
Net earnings (loss) ...............    $  10,698    $   3,035     $  (5,341)   $   1,645     $     391    $     270     $  10,698
                                       =========    =========     =========    =========     =========    =========     =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                          LAND        WHOLLY                   WHOLLY OWNED
                                        O'LAKES       OWNED                    SUBSIDIARIES
                                        FARMLAND   SUBSIDIARIES  WHOLLY OWNED   OF PURINA       NON-
                                        FEED LLC        OF       PURINA MILLS,    MILLS,      GUARANTOR
                                         PARENT     LOLFF LLC     LLC PARENT       LLC      SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                        ---------  ------------  ------------  ------------ ------------ ------------  ------------
                                                                         ($ IN THOUSANDS)
Net sales .........................    $ 1,052,239     $ 90,617    $      --     $  26,195     $ 24,704    $     --     $ 1,193,755
Cost of sales .....................        919,975       79,122       12,115        22,569       21,529          --       1,055,310
                                       -----------     --------    ---------     ---------     --------    --------     -----------
Gross profit ......................        132,264       11,495      (12,115)        3,626        3,175          --         138,445

Selling, general and
administrative ....................        106,422        7,376        1,576           176        1,888          --         117,438
Restructuring and impairment
  charges .........................            707           --           --            --           --          --             707
                                       -----------     --------    ---------     ---------     --------    --------     -----------
Earnings (loss) from
operations ........................         25,135        4,119      (13,691)        3,450        1,287          --          20,300

Interest (income) expense, net ....         (3,280)          --           --            --           31          --          (3,249)
Gain on legal settlements .........             --           --       (3,002)           --           --          --          (3,002)
Gain on sale of investment ........             --           --           --          (846)          --          --            (846)
Equity in loss (earnings)
  of affiliated companies .........          1,148           --           --           269           --      (1,973)           (556)
Minority interest in earnings
  of subsidiaries .................            371           --           --            --          368          --             739
                                       -----------     --------    ---------     ---------     --------    --------     -----------
Earnings (loss) before income
  taxes ...........................         26,896        4,119      (10,689)        4,027          888       1,973          27,214
Income tax expense ................             --           --           --            --          318          --             318
                                       -----------     --------    ---------     ---------     --------    --------     -----------
Net earnings (loss) ...............    $    26,896     $  4,119    $ (10,689)    $   4,027     $    570    $  1,973     $    26,896
                                       ===========     ========    =========     =========     ========    ========     ===========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                            LAND        WHOLLY                   WHOLLY OWNED
                                          O'LAKES       OWNED                    SUBSIDIARIES
                                          FARMLAND   SUBSIDIARIES  WHOLLY OWNED   OF PURINA       NON-
                                          FEED LLC        OF       PURINA MILLS,    MILLS,      GUARANTOR
                                           PARENT     LOLFF LLC     LLC PARENT       LLC      SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ---------  ------------  ------------  ------------ ------------ ------------ ------------
                                                                         ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ................    $  26,896     $   4,119     $ (10,689)    $ 4,027     $   570     $   1,973     $  26,896
  Adjustments to reconcile net
    earnings (loss) to net cash
    provided (used) by operating
    activities:
    Depreciation and amortization ....        6,970           778        12,115          18         270            --        20,151
    Bad debt expense .................        1,139            --            --          --          --            --         1,139
    Receivable from legal settlement .        6,000            --            --          --          --            --         6,000
    Decrease (increase) in other
     assets ..........................          474             6            --          --         709        (1,000)          189
    (Decrease) increase in other
     liabilities .....................       (6,836)         (185)           --          --         474         4,451        (2,096)
    Restructuring and impairment
     charges .........................          707            --            --          --          --            --           707
    Equity in loss (earnings) of
     affiliated companies ............        1,148            --            --         269          --        (1,973)         (556)
    Minority interest ................          371            --            --          --         368            --           739
    Gain on sale of investment .......           --            --            --        (846)         --            --          (846)
  Changes in current assets and
    liabilities, net of acquisitions
    and divestitures:
    Receivables ......................      208,947       (15,778)           --         665         (80)     (127,070)       66,684
    Inventories ......................       (2,912)          338            --         916         237            --        (1,421)
    Other current assets .............        2,197             6            --         (11)        (29)           --         2,163
    Accounts payable .................     (149,866)        5,352            --        (633)      1,550       106,525       (37,072)
    Accrued expenses .................      (13,785)       (1,800)           --        (448)     (1,182)           --       (17,215)
                                          ---------     ---------     ---------     -------     -------     ---------     ---------
  Net cash provided (used) by
    operating activities .............       81,450        (7,164)        1,426       3,957       2,887       (17,094)       65,462

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
   equipment .........................       (9,143)         (114)           --          --        (434)           --        (9,691)
  Proceeds from sale of investments ..        3,000            --            --          --          --            --         3,000
  Proceeds from sale of property,
    plant and equipment ..............           87            --         1,141          --          99            --         1,327
  Other ..............................          965            --         1,575          --          --            --         2,540
                                          ---------     ---------     ---------     -------     -------     ---------     ---------
  Net cash (used) provided by
    investing activities .............       (5,091)         (114)        2,716          --        (335)           --        (2,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in
    short-term debt ..................       (1,378)           --            --          --      (2,341)        2,341        (1,378)
  Proceeds from note receivable from
    Land O'Lakes, Inc. ...............      239,934            --            --          --          --            --       239,934
  Payments on note payable to Land
    O'Lakes, Inc. ....................     (299,522)           --            --          --      (2,028)           --      (301,550)
  Distributions from Purina
    Mills, LLC .......................           --            --       (10,726)     (4,027)         --        14,753            --
                                          ---------     ---------     ---------     -------     -------     ---------     ---------
  Net cash (used) provided by
    financing activities .............      (60,966)           --            --          --      (4,369)       17,094       (62,994)
                                          ---------     ---------     ---------     -------     -------     ---------     ---------
  Net increase (decrease) in cash and
    short-term investments ...........       15,393        (7,278)       (6,584)        (70)     (1,817)           --          (356)

Cash and short-term investments at
    beginning of period ..............      (15,393)        7,278         6,584          70       1,817            --           356
                                          ---------     ---------     ---------     -------     -------     ---------     ---------
Cash and short-term investments at
    end of period ....................    $      --     $      --     $      --     $    --     $    --     $      --     $      --
                                          =========     =========     =========     =======     =======     =========     =========

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                         LAND         WHOLLY                   WHOLLY OWNED
                                       O'LAKES        OWNED                    SUBSIDIARIES
                                       FARMLAND    SUBSIDIARIES  WHOLLY OWNED   OF PURINA       NON-
                                       FEED LLC         OF       PURINA MILLS,    MILLS,      GUARANTOR
                                        PARENT      LOLFF LLC     LLC PARENT       LLC      SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                       ---------   ------------  ------------  ------------ ------------ ------------  ------------
                                                                         ($ IN THOUSANDS)
                                                                             ASSETS
Current assets:
  Cash and short-term
   investments ....................    $ (15,393)   $   7,278     $   6,550    $      70     $   1,817    $      --     $     356
  Receivables, net ................      173,416       20,156        22,509        1,367         6,428      (96,494)      127,382
  Receivable from legal
   settlement .....................           --           --         6,000           --            --           --         6,000
  Inventories .....................       45,693       15,757        45,109        1,934         4,585           --       113,078
  Prepaid expenses and other
   current assets .................        3,224          322         4,079           --           210           --         7,835
  Note receivable -- Land
   O'Lakes, Inc. ..................       29,493           --        57,759           --            --      (57,759)       29,493
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
    Total current assets ..........      236,467       43,513       142,006        3,371        13,040     (154,253)      284,144
Investments .......................      473,350          258            --        5,491         2,196     (458,322)       22,973
Property, plant and
 equipment, net ...................       83,735        7,530       154,023        1,114         5,337           --       251,739
Goodwill ..........................       12,815        3,656       105,202           --           813           --       122,486
Other intangibles .................           84        2,639        93,984           --            97           --        96,804
Other assets ......................        7,959           --        21,553           --         1,950       (2,700)       28,762
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
    Total assets ..................    $ 814,410    $  57,596     $ 516,768    $   9,976     $  23,433    $(615,275)    $ 806,908
                                       =========    =========     =========    =========     =========    =========     =========

                                                                     LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
   obligations ....................    $   2,000    $      --     $      --    $      --     $   2,341    $  (2,341)    $   2,000
  Accounts payable ................      190,263       22,803        47,656        5,302         3,656     (148,461)      121,219
  Accrued expenses ................       17,888        2,955        23,822          696         2,773           --        48,134
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
    Total current liabilities .....      210,151       25,758        71,478        5,998         8,770     (150,802)      171,353
Notes payable-- Land
 O'Lakes, Inc.-- noncurrent .......           --        2,700            --           --            --       (2,700)           --
Employee benefits and other
 liabilities ......................        1,482           --        28,411           --         3,405       (3,451)       29,847
Minority interests ................           --           --            29           --         2,931           --         2,960
Equities:
  Contributed capital .............      515,376       16,272       358,017        8,882         7,420     (390,980)      515,376
  Retained earnings
   (accumulated deficit) ..........       87,372       12,866        58,862       (4,904)          907      (67,731)       87,372
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
    Total equities ................      602,748       29,138       416,879        3,978         8,327     (458,322)      602,748
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
Commitments and contingencies
Total liabilities and equities ....    $ 814,410    $  57,596     $ 516,768    $   9,976     $  23,433    $(615,275)    $ 806,908
                                       =========    =========     =========    =========     =========    =========     =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                         LAND         WHOLLY                   WHOLLY OWNED
                                       O'LAKES        OWNED                    SUBSIDIARIES
                                       FARMLAND    SUBSIDIARIES  WHOLLY OWNED   OF PURINA       NON-
                                       FEED LLC         OF       PURINA MILLS,    MILLS,      GUARANTOR
                                        PARENT      LOLFF LLC     LLC PARENT       LLC      SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                       ---------   ------------  ------------  ------------ ------------ ------------  ------------
                                                                         ($ IN THOUSANDS)
Net sales .........................    $ 321,348    $  49,583     $ 192,723    $   6,813     $  13,825    $      --     $ 584,292
Cost of sales .....................      293,063       44,855       158,819        5,039        12,180           --       513,956
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
Gross profit ......................       28,285        4,728        33,904        1,774         1,645           --        70,336
Selling, general and
 administrative ...................       27,470        3,084        26,341        3,168         1,092           --        61,155
Restructuring and impairment
 charges ..........................        1,041           --            --           --            --           --         1,041
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
(Loss) earnings from operations ...         (226)       1,644         7,563       (1,394)          553           --         8,140
Interest (income) expense, net ....         (496)         129          (274)          (5)           28           --          (618)
Equity in (earnings) loss of
 affiliated companies .............       (7,962)        (106)           22          394            --        7,592           (60)
Minority interest in (loss)
 earnings of subsidiaries .........         (133)         206            49           --           154           --           276
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
Earnings (loss) before income
 taxes ............................        8,365        1,415         7,766       (1,783)          371       (7,592)        8,542
Income tax expense ................           --           --            --           --           177           --           177
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
Net earnings (loss) ...............    $   8,365    $   1,415     $   7,766    $  (1,783)    $     194    $  (7,592)    $   8,365
                                       =========    =========     =========    =========     =========    =========     =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                         LAND         WHOLLY                   WHOLLY OWNED
                                       O'LAKES        OWNED                    SUBSIDIARIES
                                       FARMLAND    SUBSIDIARIES  WHOLLY OWNED   OF PURINA       NON-
                                       FEED LLC         OF       PURINA MILLS,    MILLS,      GUARANTOR
                                        PARENT      LOLFF LLC     LLC PARENT       LLC      SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                       ---------   ------------  ------------  ------------ ------------ ------------  ------------
                                                                         ($ IN THOUSANDS)
Net sales .........................    $ 666,356    $  88,328     $ 399,831    $  13,942     $  27,295    $      --    $1,195,752
Cost of sales .....................      606,899       79,732       330,952       10,368        24,637           --     1,052,588
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
Gross profit ......................       59,457        8,596        68,879        3,574         2,658           --       143,164
Selling, general and
 administrative ...................       55,846        5,504        52,060        5,083         2,337           --       120,830
Restructuring and impairment
 charges ..........................        4,476           --            --           --            --           --         4,476
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
(Loss) earnings from operations ...         (865)       3,092        16,819       (1,509)          321           --        17,858
Interest (income) expense, net ....       (1,100)         241          (575)          (5)           95           --        (1,344)
Gain on sale of intangible ........       (4,184)          --            --           --            --           --        (4,184)
Equity in (earnings) loss
 of affiliated companies ..........      (18,438)          --           (57)         634            --       17,598          (263)
Minority interest in earnings
 of subsidiaries ..................           --          206           102           --           178           --           486
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
Earnings (loss) before income
 taxes ............................       22,857        2,645        17,349       (2,138)           48      (17,598)       23,163
Income tax expense ................           --           --            --           --           306           --           306
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
Net earnings (loss) ...............    $  22,857    $   2,645     $  17,349    $  (2,138)    $    (258)   $ (17,598)    $  22,857
                                       =========    =========     =========    =========     =========    =========     =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                         LAND         WHOLLY                   WHOLLY OWNED
                                       O'LAKES        OWNED                    SUBSIDIARIES
                                       FARMLAND    SUBSIDIARIES  WHOLLY OWNED   OF PURINA       NON-
                                       FEED LLC         OF       PURINA MILLS,    MILLS,      GUARANTOR
                                        PARENT      LOLFF LLC     LLC PARENT       LLC      SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                       ---------   ------------  ------------  ------------ ------------ ------------  ------------
                                                                         ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) .............    $  22,857    $   2,645     $  17,349    $  (2,138)    $    (258)   $ (17,598)    $  22,857
  Adjustments to reconcile net
   earnings (loss) to net cash
   provided (used) by operating
   activities:
    Depreciation and amortization .        7,331          430        15,756          174           386           --        24,077
    Bad debt expense ..............        1,850           --            --           --            --           --         1,850
    Decrease (increase) in other
     assets .......................       25,218        2,787        (3,849)         583           437      (30,923)       (5,747)
    (Decrease) increase in other
     liabilities ..................         (213)      (3,344)          970           --           142           --        (2,445)
    Restructuring and impairment
     charges ......................        4,476           --            --           --            --           --         4,476
    Equity in (earnings) loss of
     affiliated companies .........      (18,438)          --           (57)         634            --       17,598          (263)
    Minority interests ............           --          206           102           --           178           --           486
  Changes in current assets and
   liabilities, net of acquisitions
   and divestitures:
    Receivables ...................       (8,535)      (6,032)        7,587          202        (2,308)      28,530        19,444
    Inventories ...................       (2,315)       1,867         1,980          328         1,807           --         3,667
    Other current assets ..........           (2)        (183)        1,167           (4)           16           --           994
    Accounts payable ..............       22,773       (2,077)       (8,046)         (83)       (2,708)     (36,083)      (26,224)
    Accrued expenses ..............       (4,772)         199        (1,911)         230            98           --        (6,156)
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
  Net cash provided (used) by
   operating activities ...........       50,230       (3,502)       31,048          (74)       (2,210)     (38,476)       37,016

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
   equipment ......................       (3,369)        (331)       (4,592)        (143)          (87)          --        (8,522)
  Proceeds from sale of investments          681           --           375           --            --           --         1,056
  Proceeds from sale of property,
   plant and equipment ............        5,585           --            --           --            --           --         5,585
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
  Net cash provided (used) by
   investing activities ...........        2,897         (331)       (4,217)        (143)          (87)          --        (1,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term
    debt ..........................       (8,962)       6,031            --           --         1,431           --        (1,500)
  Proceeds from note receivable from
   Land O'Lakes, Inc. .............      189,270           --            --           --            --       38,476       228,196
  Payments on note payable to Land
   O'Lakes, Inc. ..................     (226,374)      (1,610)      (35,111)          --        (1,755)          --      (264,850)
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
  Net cash (used) provided by
   financing activities ...........      (45,616)       4,421       (35,111)          --          (324)      38,476       (38,154)
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
  Net increase (decrease) in cash .        7,511          588        (8,280)        (217)       (2,621)          --        (3,019)

Cash and short-term investments at
 beginning of period ..............      (19,774)       4,377        14,156          214         4,046           --         3,019
                                       ---------    ---------     ---------    ---------     ---------    ---------     ---------
Cash and short-term investments at
 end of period ....................    $ (12,263)   $   4,965     $   5,876    $      (3)    $   1,425    $      --     $      --
                                       =========    =========     =========    =========     =========    =========     =========

                                PURINA MILLS, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,      DECEMBER 31,
                                                                      2003            2002
                                                                    --------      ------------
                                                                        ($ IN THOUSANDS)
                                                                   (UNAUDITED)
ASSETS

Current assets:
  Cash and short-term investments ..........................        $    205        $  6,654
  Receivables, net .........................................             828          23,990
  Receivable from legal settlement .........................              --           6,000
  Inventories ..............................................           1,418          47,620
  Prepaid expenses and other current assets ................           3,188           4,079
  Note receivable from Land O'Lakes Farmland Feed LLC ......              --          57,759
                                                                    --------        --------
          Total current assets .............................           5,639         146,102

Investments ................................................           2,040           5,491
Property, plant and equipment, net .........................         134,398         156,291
Goodwill ...................................................              60         105,202
Other intangibles ..........................................              --          94,044
Other assets ...............................................              --          21,547
                                                                    --------        --------
          Total assets .....................................        $142,137        $528,677
                                                                    ========        ========

LIABILITIES AND EQUITIES

Current liabilities:
  Accounts payable .........................................              17          53,308
  Accrued expenses .........................................             942          24,995
                                                                    --------        --------
          Total current liabilities ........................             959          78,303

Employee benefits and other liabilities ....................           1,187          29,493
Minority interests .........................................              21              29

Equities:
  Contributed capital ......................................          93,045         367,288
  Retained earnings ........................................          46,925          53,564
                                                                    --------        --------
          Total equities ...................................         139,970         420,852
                                                                    --------        --------
Commitments and contingencies
Total liabilities and equities .............................        $142,137        $528,677
                                                                    ========        ========


          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                       2003             2002              2003             2002
                                                     --------         ---------         --------         ---------
                                                                          ($ IN THOUSANDS)
                                                                             (UNAUDITED)
Net sales ...................................        $ 15,685         $ 199,919         $ 28,313         $ 414,782
Cost of sales ...............................          19,965           164,079           36,615           342,073
                                                     --------         ---------         --------         ---------
Gross profit (loss) .........................          (4,280)           35,840           (8,302)           72,709

Selling, general and administrative .........           1,692            29,741            1,908            57,554
                                                     --------         ---------         --------         ---------
(Loss) earnings from operations .............          (5,972)            6,099          (10,210)           15,155

Interest (income) expense, net ..............              --              (276)               3              (564)
Gain on legal settlements ...................          (2,134)               --           (3,002)               --
Gain on sale of investment ..................            (346)               --             (846)               --
Equity in loss of affiliated companies ......             279               416              282               577
Minority interest in earnings (loss) of
  subsidiaries ..............................              --                 2               (8)               69
                                                     --------         ---------         --------         ---------
Net (loss) earnings .........................        $ (3,771)        $   5,957         $ (6,639)        $  15,073
                                                     ========         =========         ========         =========


          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                           2003             2002
                                                                         --------         --------
                                                                             ($ IN THOUSANDS)
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings ...........................................        $ (6,639)        $ 15,073
  Adjustments to reconcile net (loss) earnings to net cash
     provided by operating activities:
     Depreciation and amortization ..............................          12,133           15,930
     Increase in other assets ...................................              --           (3,266)
     (Decrease) increase in other liabilities ...................            (463)             970
     Equity in loss of affiliated companies .....................             282              577
     Minority interest ..........................................              (8)              69
     Gain on sale of investment .................................            (846)              --
     Loss on sale of property, plant and equipment ..............           1,391               --
     Other ......................................................             334               --
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
     Receivables ................................................             521            7,904
     Inventories ................................................           1,086            2,308
     Other current assets .......................................             929            1,163
     Accounts payable ...........................................            (618)          (8,129)
     Accrued expenses ...........................................            (930)          (1,681)
                                                                         --------         --------
  Net cash provided by operating activities .....................           7,172           30,918

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ....................              --           (4,735)
  Payments for investments ......................................              --              (22)
  Dividends from affiliated companies ...........................             375               --
  Proceeds from sale of investments .............................           3,000              397
  Proceeds from sale of property, plant and equipment ...........           1,141               --
                                                                         --------         --------
    Net cash provided (used) by investing activities ............           4,516           (4,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable to Land O'Lakes
     Farmland Feed LLC ..........................................              --          (35,111)
  Cash distribution to parent ...................................         (18,137)              --
  Other .........................................................              --               56
                                                                         --------         --------
  Net cash used by financing activities .........................         (18,137)         (35,055)
                                                                         --------         --------
  Net decrease in cash and short-term investments ...............          (6,449)          (8,497)

Cash and short-term investments at beginning of period ..........           6,654           14,370
                                                                         --------         --------
Cash and short-term investments at end of period ................        $    205         $  5,873
                                                                         ========         ========

          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

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

         Since October 2001, Land O'Lakes Farmland Feed has been integrating the Company's operations into its own to decrease operating costs and to generate other integration-related synergies. In January 2003, Nestle Purina PetCare Company ("NPPC") consented to the transfer of the Purina license from the Company to Land O'Lakes Farmland Feed. This transfer granted Land O'Lakes Farmland Feed the exclusive right to use the Purina, Chow and the "Checkerboard" Nine Square logo on a perpetual, royalty-free basis. In connection with the transfer of the Purina license beginning January 1, 2003, the Company also transferred most of its operations and distributed most of its net assets to its parent, Land O'Lakes Farmland Feed. At June 30, 2003, the Company still owns a significant amount of property, plant, and equipment assets which generated no revenue for the Company, as these assets are operated and controlled by Land O'Lakes Farmland Feed.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated financial statements reflect, in the opinion of the management of Purina Mills, LLC, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-K. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

4.       SUPPLEMENTAL CASH FLOW INFORMATION

         On January 1, 2003, in connection with the transfer of the Purina license, the Company distributed net assets to Land O'Lakes Farmland Feed through a non-cash transaction. These net assets totaled $256.1 million and are summarized as follows:

                                                                      AT
                                                                   JANUARY 1,
                                                                     2003
                                                                   ---------
              Current assets ..............................        $ 131,911
              Investments..................................            1,142
              Property, plant, and equipment, net .........            6,015
              Goodwill and other intangibles, net .........          199,186
              Other assets ................................           21,491
              Current liabilities .........................          (75,796)
              Other noncurrent liabilities ................          (27,843)
                                                                   ---------
              Total  net assets distributed ...............        $ 256,106
                                                                   =========

5.       RECEIVABLES

         A summary of receivables is as follows:


                                                                       JUNE 30,     DECEMBER 31,
                                                                         2003           2002
                                                                       -------      -----------
               Trade receivables ..............................        $   192        $   345
               Notes from sale of trade receivables (see
                 Note 6).......................................             --         26,717
               Other ..........................................            661          3,002
                                                                       -------        -------
                                                                           853         30,064
               Less allowance for doubtful accounts ...........             25          6,074
                                                                       -------        -------
               Total receivables, net .........................        $   828        $23,990
                                                                       =======        =======


6.       RECEIVABLES PURCHASE FACILITY

         In December 2001, the Company along with Land O'Lakes, Inc. and Land O'Lakes Farmland Feed, established a $100.0 million receivables purchase facility with CoBank, ACB ("CoBank"). A wholly-owned, unconsolidated special purpose entity ("SPE") was established to purchase certain receivables from the Company, Land O'Lakes and Land O'Lakes Farmland Feed. CoBank had been granted an interest in the pool of receivables owned by the SPE. Transfers of receivables from the Company to the SPE were structured as sales and, accordingly, the receivables transferred to the SPE were not reflected in the consolidated balance sheet. In 2003, the Company's receivables, except for receivables of its wholly-owned and majority-owned subsidiaries and limited liability companies, were distributed to the parent company, Land O'Lakes Farmland Feed. The total accounts receivable sold by the Company during the six months ended June 30, 2003 and 2002 were $0.0 million and $458.4 million, respectively.

7.       INVENTORIES

         A summary of inventories is as follows:

                                                                      JUNE 30,     DECEMBER 31,
                                                                        2003          2002
                                                                      --------     ------------
               Raw materials ..................................        $   674         $33,207
               Finished goods .................................            744          14,413
                                                                       -------         -------
               Total inventories ..............................        $ 1,418         $47,620
                                                                       =======         =======


8.       INVESTMENTS

         The Company's investments are as follows:

                                                                      JUNE 30,     DECEMBER 31,
                                                                        2003          2002
                                                                      --------      ---------
               Y-Not, LLC .....................................        $   655        $   579
               Eastern Block, Inc. ............................            516            524
               Eastgate Feed and Grain, LLC ...................            333            296
               Harmony Farms, LLC .............................             --          2,435
               ESSV, LLC ......................................             --            893
               Other ..........................................            536            764
                                                                       -------        -------
               Total investments ..............................        $ 2,040        $ 5,491
                                                                       =======        =======


During the six months ended June 30, 2003, the Company sold its interest in Harmony Farms, LLC and ESSV, LLC for $3.0 million in cash and recorded a $0.8 million gain on the sale. On January 1, 2003 certain other investments were distributed to the Company's parent, Land O'Lakes Farmland Feed.

9.       GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:

         Balance as of January 1, 2003..........             $   105,202
         Distribution to parent company.........                (105,142)
                                                             -----------
         Balance as of June 30, 2003............             $        60
                                                             ===========

         On January 1, 2003, goodwill for the Company was distributed to the parent company, Land O'Lakes Farmland Feed.

OTHER INTANGIBLE ASSETS A summary of other intangible assets is as follows:


                                                                                                       JUNE 30,     DECEMBER 31,
                                                                                                         2003          2002
                                                                                                       -------      -----------
     Amortized other intangible assets:
       Patents, less accumulated amortization of $0 and $1,395, respectively ..................        $    --        $14,978
       Other intangible assets, less accumulated amortization of $0 and $670, respectively ....             --          2,103
                                                                                                       -------        -------
     Total amortized other intangible assets ..................................................             --         17,081
     Total non-amortized other intangible assets-trademarks ...................................             --         76,963
                                                                                                       -------        -------
     Total other intangible assets ............................................................        $    --        $94,044
                                                                                                       =======        =======

         Amortization expense for the six months ended June 30, 2003 and 2002 was $0.0 million and $1.0 million, respectively. On January 1, 2003, other intangible assets of the Company were distributed to the parent company, Land O'Lakes Farmland Feed.

10.      GAIN ON LEGAL SETTLEMENTS

         The Company recognized a gain on legal settlements of $3.0 million and $0.0 million for the six months ended June 30, 2003 and 2002, respectively, related to the litigation with vitamin product suppliers against whom the Company alleged certain price-fixing claims.

11.      COMMITMENTS AND CONTINGENCIES

GUARANTEE OF PARENT DEBT

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

         The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods indicated, are as follows:

                                                                         SIX
                                                                     MONTHS ENDED    YEAR ENDED
                                                                       JUNE 30,     DECEMBER 31,
                                                                         2003           2002
                                                                     ------------   ------------
               Total assets ...................................        $ 1,929        $ 1,933
               Net sales ......................................          2,118          1,859
               Net loss .......................................            (20)          (625)


         In November 2001, Land O'Lakes, Inc. entered into term facilities consisting of a $325 million five-year Term Loan A facility and a $250 million seven-year Term Loan B facility. These facilities are unconditionally guaranteed by the Company and certain of its wholly-owned subsidiaries. The maximum potential payment related to this guarantee is $448 million as of June 30, 2003. The Company does not currently record a liability related to the guarantee of the Term Loans, and the Company has no recourse provisions that would enable it to recover from Land O'Lakes, Inc. or any other parties.

12.      RELATED PARTY TRANSACTIONS

         The Company records depreciation expense for property, plant, and equipment assets which are used by the parent company, Land O'Lakes Farmland Feed, to conduct its business. The Company receives no reimbursement for this expense, which was $12.1 million for the six months ended June 30, 2003.

         For the six months ended June 30, 2003, the Company did not pay for certain selling, general and administrative expenses. These costs include sales and marketing support, corporate and other administrative and management costs which were paid for and expensed by Land O'Lakes Farmland Feed.

 PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         EXHIBIT            DESCRIPTION
          31.1              Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
          31.2              Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
          32.1              Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
          32.2              Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*



*  Filed electronically herewith

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of April, 2004.

                           LAND O'LAKES, INC.


                           By  /s/ Daniel Knutson
                              --------------------------------------------------
                               Daniel Knutson
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)