Form 10-Q/A
period 2003-09-30
LAND O LAKES INC
filed 2004-04-26
CIK 1032562

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

                                      INDEX


                                                                                                                PAGE
PART I.  FINANCIAL INFORMATION..............................................................................      4

Item 1. Financial Statements................................................................................      4

LAND O'LAKES, INC.

Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002......................      4
Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002
  (unaudited)...............................................................................................      5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited).....      6
Notes to Consolidated Financial Statements (unaudited)......................................................      7

LAND O'LAKES FARMLAND FEED LLC

Consolidated Balance Sheets as of September 30, 2003 (unaudited) and  December 31, 2002.....................     23
Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002
  (unaudited)...............................................................................................     24
Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited).....     25
Notes to Consolidated Financial Statements (unaudited)......................................................     26

PURINA MILLS, LLC

Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002......................     38
Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and
  2002 (unaudited)..........................................................................................     39
Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited).....     40
Notes to Consolidated Financial Statements (unaudited)......................................................     41

PART II.  OTHER INFORMATION.................................................................................     45

Item 6.  Exhibits and Reports on Form 8-K...................................................................     45

SIGNATURES..................................................................................................     46

                               LAND O'LAKES, INC.

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Land O'Lakes, Inc. (the "Company") for the quarter ended September 30, 2003 is to file (1) the supplemental consolidating schedules of Land O'Lakes Farmland LLC ("Farmland Feed") which separately present the financial data of Purina Mills, LLC, a wholly owned subsidiary of Farmland Feed ("Purina Mills"), and (2) the financials statements of Purina Mills.

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

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2003


                                         LAND                      WHOLLY
                                       O'LAKES     WHOLLY OWNED    OWNED     WHOLLY OWNED
                                       FARMLAND    SUBSIDIARIES    PURINA    SUBSIDIARIES      NON-
                                       FEED LLC         OF         MILLS,     OF PURINA     GUARANTOR
                                        PARENT       LOLFF LLC   LLC PARENT   MILLS, LLC   SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                      ------------ ------------ ------------ ------------  ------------ ------------  ------------
                                                                         ($ IN THOUSANDS)
                                                                               ASSETS
Current assets:
  Cash and short-term investments..   $      2,557 $         -- $         -- $         --  $         -- $         --  $      2,557
  Receivables, net ................         30,489       26,267           --          709        14,607      (25,126)       46,946
  Inventories .....................         88,251       18,050           --          517         7,180           --       113,998
  Prepaid expenses and other
    current assets ................          4,515          323        3,152            4           300           --         8,294
  Note receivable - Land
    O'Lakes, Inc. .................        124,203           --           --           --            --           --       124,203
                                      ------------ ------------ ------------ ------------  ------------ ------------  ------------
      Total current assets ........        250,015       44,640        3,152        1,230        22,087      (25,126)      295,998
Investments .......................        205,034          764           --        1,769         1,303     (189,062)       19,808
Property, plant and
  equipment, net ..................         99,116        6,991      126,574        1,055         5,313           --       239,049
Goodwill ..........................        118,206        3,656           --           --           275           --       122,137
Other intangibles .................         94,805          939           --           --           261           --        96,005
Other assets ......................         25,638        1,349           --           --         1,491           --        28,478
                                      ------------ ------------ ------------ ------------  ------------ ------------  ------------
      Total assets ................   $    792,814 $     58,339 $    129,726 $      4,054  $     30,730 $   (214,188) $    801,475
                                      ============ ============ ============ ============  ============ ============  ============

                                                                       LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
   obligations ....................   $        977 $         -- $         -- $         --  $         -- $         --  $        977
  Accounts payable ................        102,740       18,001           --           --         7,178      (25,126)      102,793
  Accrued expenses ................         25,640        1,362           --          175         2,375           --        29,552
                                      ------------ ------------ ------------ ------------  ------------ ------------  ------------
      Total current liabilities ...        129,357       19,363           --          175         9,553      (25,216)      133,322

Employee benefits and other
  liabilities .....................         26,674           --           --           --         1,310           --        27,984
Minority interests ................          3,050           --           --           --         3,386           --         6,436
Equities:
  Contributed capital .............        515,376       16,305       83,939       10,436        13,260     (123,940)      515,376
  Retained earnings ...............        118,357       22,671       45,787       (6,557)        3,221      (65,122)      118,357
                                      ------------ ------------ ------------ ------------  ------------ ------------  ------------
      Total equities ..............        633,733       38,976      129,726        3,879        16,481     (189,062)      633,733
                                      ------------ ------------ ------------ ------------  ------------ ------------  ------------
Commitments and contingencies
Total liabilities and equities ....   $    792,814 $     58,339 $    129,726 $      4,054  $     30,730 $   (214,188) $    801,475
                                      ============ ============ ============ ============  ============ ============  ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                       LAND                     WHOLLY
                                     O'LAKES     WHOLLY OWNED   OWNED      WHOLLY OWNED
                                     FARMLAND    SUBSIDIARIES   PURINA     SUBSIDIARIES      NON-
                                     FEED LLC         OF        MILLS,      OF PURINA     GUARANTOR
                                      PARENT       LOLFF LLC   LLC PARENT   MILLS, LLC   SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                    ------------ ------------ ------------ ------------  ------------ ------------  ------------
                                                                          ($ IN THOUSANDS)
Net sales ......................... $    492,581 $     19,329 $         -- $     11,055  $     59,294 $         --  $    582,259
Cost of sales .....................      435,944       16,392        5,570        9,758        54,445           --       522,109
                                    ------------ ------------ ------------ ------------  ------------ ------------  ------------
Gross profit ......................       56,637        2,937       (5,570)       1,297         4,849           --        60,150
Selling, general and
  administrative...................       52,511        2,184           27           80         2,707           --        57,509
                                    ------------ ------------ ------------ ------------  ------------ ------------  ------------

Earnings (loss) from operations....        4,126          753       (5,597)       1,217         2,142           --         2,641

Interest income, net ..............       (1,577)         (33)          --           --            (9)          --        (1,619)
Gain on legal settlements .........           --           --         (207)          --            --           --          (207)
Loss on sale of investment ........           --           --           --           26            --           --            26
Equity in loss (earnings)
  of affiliated companies .........        1,475           --           --          (91)           --       (1,632)         (248)
Minority interest in earnings
  of subsidiaries .................          139           --           --           --           239           --           378
                                    ------------ ------------ ------------ ------------  ------------ ------------  ------------
Earnings (loss) before income
  taxes ...........................        4,089          786       (5,390)       1,282         1,912        1,632         4,311
Income tax expense ................           --           --           --           --           222           --           222
                                    ------------ ------------ ------------ ------------  ------------ ------------  ------------
Net earnings (loss) ............... $      4,089 $        786 $     (5,390)$      1,282  $      1,690 $      1,632  $      4,089
                                    ============ ============ ============ ============  ============ ============  ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003




                                     LAND                         WHOLLY
                                    O'LAKES      WHOLLY OWNED     OWNED     WHOLLY OWNED
                                    FARMLAND     SUBSIDIARIES     PURINA    SUBSIDIARIES     NON-
                                    FEED LLC          OF          MILLS,     OF PURINA     GUARANTOR
                                     PARENT        LOLFF LLC    LLC PARENT   MILLS, LLC   SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                 -------------  -------------- ------------ ------------  ------------ ------------  ------------
                                                                           ($ IN THOUSANDS)
Net sales ......................  $  1,580,614  $     74,153   $        --  $     37,250  $     83,998 $         --  $  1,776,015
Cost of sales ..................     1,385,160        66,273        17,685        33,327        75,974           --     1,577,419
                                  ------------  ------------  ------------  ------------  ------------ ------------  ------------
Gross profit ...................       195,454         7,880       (17,685)        4,923         8,024           --       198,596

Selling, general and
  administrative................       161,665         6,828         1,603           256         4,595           --       174,947
Restructuring and impairment
  charges ......................           707            --            --            --            --           --           707
                                  ------------  ------------  ------------  ------------  ------------ ------------  ------------
Earnings (loss) from operations         33,082         1,052       (19,288)        4,667         3,429           --        22,942

Interest (income) expense, net .        (4,856)          (33)           --            --            22           --        (4,867)
Gain on legal settlements ......            --            --        (3,209)           --            --           --        (3,209)
Gain on sale of investment .....            --            --            --          (820)           --           --          (820)
Equity in loss (earnings)
  of affiliated companies ......         6,443            --            --           179            --       (7,426)         (804)
Minority interest in earnings
  of subsidiaries ..............           510            --            --            --           607           --         1,117
                                  ------------  ------------  ------------  ------------  ------------ ------------  ------------
Earnings (loss) before income
  taxes ........................        30,985         1,085       (16,079)        5,308         2,800        7,426        31,525
Income tax expense .............            --            --            --            --           540           --           540
                                  ------------  ------------  ------------  ------------  ------------ ------------  ------------
Net earnings (loss) ............  $     30,985  $      1,085  $    (16,079) $      5,308  $      2,260 $      7,426  $     30,985
                                  ============  ============  ============  ============  ============ ============  ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                      LAND                        WHOLLY
                                     O'LAKES     WHOLLY OWNED     OWNED      WHOLLY OWNED
                                     FARMLAND    SUBSIDIARIES     PURINA     SUBSIDIARIES     NON-
                                     FEED LLC         OF          MILLS,      OF PURINA     GUARANTOR
                                      PARENT       LOLFF LLC    LLC PARENT    MILLS, LLC   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
                                                                           ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss) ............ $     30,985  $      1,085  $    (16,079) $      5,308  $      2,260  $      7,426  $     30,985
  Adjustments to reconcile net
    earnings (loss) to net
    cash provided (used) by
    operating activities:
    Depreciation and
      amortization ...............       10,732         1,140        17,686            18           366            --        29,942
    Bad debt expense .............        1,777            --            --            --            --            --         1,777
    Receivable from legal
      settlement .................        6,000            --            --            --            --            --         6,000
    Decrease (increase) in other
      assets .....................          907           351            --            --         1,726        (2,700)          284
    (Decrease) increase in other
       liabilities ...............      (11,745)          516            --            --         3,647         6,151        (1,431)
    Restructuring and impairment
      charges ....................          707            --            --            --            --            --           707
    Equity in loss (earnings) of
     affiliated companies ........        6,443            --            --           179            --        (7,426)         (804)
    Minority interests ...........          510            --            --            --           607            --         1,117
    Gain on sale of investment ...           --            --            --          (820)           --            --          (820)
  Changes in current assets and
    liabilities, net of
    acquisitions and
    divestitures:
    Receivables ..................      140,350        (2,124)           --           658        (8,179)      (52,046)       78,659
    Inventories ..................        4,341        (2,293)           --         1,417        (2,595)           --           870
    Other current assets .........        2,406            (1)           --            (4)          (90)           --         2,311
    Accounts payable .............      (71,679)       (3,799)           --          (997)        3,522        30,006       (42,947)
    Accrued expenses .............        2,512        (1,593)           --          (521)         (398)           --            --
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
  Net cash provided (used) by
   operating activities ..........      124,246        (6,718)        1,607         5,328           866       (18,589)      106,650

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant
    and equipment ................      (15,137)         (560)           --            --          (342)           --       (16,039)
  Proceeds from sale of
    investments ..................        3,000            --            --            --            --            --         3,000
  Proceeds from sale of property,
    plant and equipment ..........          789            --         1,147            --            --            --         1,936
  Other ..........................          937            --         1,603            --            --            --         2,540
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
  Net cash (used) provided by
   investing activities ..........      (10,411)         (560)        2,750            --          (342)           --        (8,563)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease) increase in short-
    term debt ....................       (1,176)           --            --            --        (2,341)        2,341        (1,176)
  Proceeds from note receivable
    from Land O'Lakes, Inc. ......      370,790            --            --            --            --            --       370,790
  Payments on note payable to
    Land O'Lakes, Inc. ...........     (465,500)           --            --            --            --            --      (465,500)
  Distributions from Purina
    Mills, LLC ...................           --            --       (10,940)       (5,308)           --        16,248            --
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
  Net cash (used) provided by
    financing activities .........      (95,886)           --       (10,940)       (5,308)       (2,341)       18,589       (95,886)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
  Net increase (decrease) in
    cash and short-term
    investments ..................       17,950        (7,278)       (6,584)          (70)       (1,817)           --         2,201

Cash and short-term investments
  at beginning of period .........      (15,393)        7,278         6,584            70         1,817            --           356
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Cash and short-term investments
  at end of period ............... $      2,557  $         --  $         --  $         --  $         --  $         --  $      2,557
                                   ============  ============  ============  ============  ============  ============  ============

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                    LAND                        WHOLLY
                                   O'LAKES     WHOLLY OWNED     OWNED      WHOLLY OWNED
                                   FARMLAND    SUBSIDIARIES     PURINA     SUBSIDIARIES       NON-
                                   FEED LLC         OF          MILLS,      OF PURINA      GUARANTOR
                                   PARENT        LOLFF LLC    LLC PARENT    MILLS, LLC    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                ------------   ------------  ------------  ------------   ------------  ------------   ------------
                                                                  ($ IN THOUSANDS)
                                                                       ASSETS

Current assets:
  Cash and short-term
    investments ..............  $    (15,393)  $      7,278  $      6,550  $         70   $      1,817  $         --   $        356
  Receivables, net ...........       173,416         20,156        22,509         1,367          6,428       (96,494)       127,382
  Receivable from legal
    settlement ...............            --             --         6,000            --             --            --          6,000
  Inventories ................        45,693         15,757        45,109         1,934          4,585            --        113,078
  Prepaid expenses and other
    current assets ...........         3,224            322         4,079            --            210            --          7,835
  Note receivable - Land
    O'Lakes, Inc. ............        29,493             --        57,759            --             --       (57,759)        29,493
                                ------------   ------------  ------------  ------------   ------------  ------------   ------------
      Total current assets ...       236,467         43,513       142,006         3,371         13,040      (154,253)       284,144
Investments ..................       473,350            258            --         5,491          2,196      (458,322)        22,973
Property, plant and
  equipment, net .............        83,735          7,530       154,023         1,114          5,337            --        251,739
Goodwill .....................        12,815          3,656       105,202            --            813            --        122,486
Other intangibles ............            84          2,639        93,984            --             97            --         96,804
Other assets .................         7,959             --        21,553            --          1,950        (2,700)        28,762
                                ------------   ------------  ------------  ------------   ------------  ------------   ------------
      Total assets ...........  $    814,410   $     57,596  $    516,768  $      9,976   $     23,433  $   (615,275)  $    806,908
                                ============   ============  ============  ============   ============  ============   ============

                                                              LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term .......  $      2,000   $         --  $         --  $         --   $      2,341  $     (2,341)  $      2,000
    obligations
  Accounts payable ...........       190,263         22,803        47,656         5,302          3,656      (148,461)       121,219
  Accrued expenses ...........        17,888          2,955        23,822           696          2,773            --         48,134
                                ------------   ------------  ------------  ------------   ------------  ------------   ------------
      Total current
        liabilities ..........       210,151         25,758        71,478         5,998          8,770      (150,802)       171,353
Notes payable -- Land
  O'Lakes, Inc. --
  noncurrent .................            --          2,700            --            --             --        (2,700)            --

Employee benefits and other
  liabilities ................         1,482             --        28,411            --          3,405        (3,451)        29,847
Minority interests ...........            --             --            29            --          2,931            --          2,960
Equities:
  Contributed capital ........       515,376         16,272       358,017         8,882          7,420      (390,980)       515,376
  Retained earnings
   (accumulated deficit) .....        87,372         12,866        58,862        (4,904)           907       (67,731)        87,372
                                ------------   ------------  ------------  ------------   ------------  ------------   ------------

      Total equities .........       602,748         29,138       416,879         3,978          8,327      (458,322)       602,748
                                ------------   ------------  ------------  ------------   ------------  ------------   ------------
Commitments and contingencies
Total liabilities and equities  $    814,410   $     57,596  $    516,768  $      9,976   $     23,433  $   (615,275)  $    806,908
                                ============   ============  ============  ============   ============  ============   ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                    LAND                        WHOLLY
                                   O'LAKES     WHOLLY OWNED     OWNED       WHOLLY OWNED
                                  FARMLAND     SUBSIDIARIES     PURINA      SUBSIDIARIES       NON-
                                  FEED LLC          OF          MILLS,       OF PURINA      GUARANTOR
                                   PARENT        LOLFF LLC    LLC PARENT     MILLS, LLC    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                ------------   ------------  ------------   ------------   ------------  ------------  ------------
                                                                         ($ IN THOUSANDS)
Net sales ....................  $    331,513   $     53,264  $    198,226   $      6,863   $     13,025  $         --  $    602,891
Cost of sales ................       303,050         48,720       163,029          5,090         10,969            --       530,858
                                ------------   ------------  ------------   ------------   ------------  ------------  ------------
Gross profit .................        28,463          4,544        35,197          1,773          2,056            --        72,033
Selling, general and
  administrative..............        28,511          3,158        24,581          2,739          1,389            --        60,378
Restructuring and impairment
  charges ....................           942             --            --             --             --            --           942
                                ------------   ------------  ------------   ------------   ------------  ------------  ------------
(Loss) earnings from
  operations..................          (990)         1,386        10,616           (966)           667            --        10,713
Interest (income) expense, net          (546)            98          (319)            (5)            35            --          (737)
Equity in (earnings) loss
  of affiliated companies ....       (12,016)            --           101           (191)            --        11,530          (576)
Minority interest in (loss)
  earnings of subsidiaries ...            (1)            25          (102)            --            272            --           194
                                ------------   ------------  ------------   ------------   ------------  ------------  ------------
Earnings (loss) before income
  taxes ......................        11,573          1,263        10,936           (770)           360       (11,530)       11,832
Income tax expense ...........            --             --            --             --            259            --           259
                                ------------   ------------  ------------   ------------   ------------  ------------  ------------
Net earnings (loss) ..........  $     11,573   $      1,263  $     10,936   $       (770)  $        101  $    (11,530) $     11,573
                                ============   ============  ============   ============   ============  ============  ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                      LAND                      WHOLLY
                                     O'LAKES    WHOLLY OWNED    OWNED      WHOLLY OWNED
                                    FARMLAND    SUBSIDIARIES    PURINA     SUBSIDIARIES      NON-
                                    FEED LLC        OF          MILLS,      OF PURINA     GUARANTOR
                                     PARENT      LOLFF LLC    LLC PARENT    MILLS, LLC   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                  ------------  ------------ ------------  ------------  ------------  ------------  ------------
                                                                        ($ IN THOUSANDS)
Net sales ....................... $    997,869  $    141,592 $    598,057  $     20,805  $     40,320  $         --  $  1,798,643
Cost of sales ...................      909,949       128,452      493,981        15,458        35,606            --     1,583,446
                                  ------------  ------------ ------------  ------------  ------------  ------------  ------------
Gross profit ....................       87,920        13,140      104,076         5,347         4,714            --       215,197
Selling, general and
  administrative ................       84,357         8,662       76,641         7,822         3,726            --       181,208
Restructuring and impairment
  charges .......................        5,418            --           --            --            --            --         5,418
                                  ------------  ------------ ------------  ------------  ------------  ------------  ------------
(Loss) earnings from
  operations ....................       (1,855)        4,478       27,435        (2,475)          988            --        28,571
Interest (income) expense, net ..       (1,646)          339         (894)          (10)          130            --        (2,081)
Gain on sale of intangible ......       (4,184)           --           --            --            --            --        (4,184)
Equity in (earnings) loss
  of affiliated companies .......      (30,454)           --           44           443            --        29,128          (839)
Minority interest in (loss)
  earnings of subsidiaries ......           (1)          231           --            --           450            --           680
                                  ------------  ------------ ------------  ------------  ------------  ------------  ------------
Earnings (loss) before income
  taxes .........................       34,430         3,908       28,285        (2,908)          408       (29,128)       34,995
Income tax expense ..............           --            --           --            --           565            --           565
                                  ------------  ------------ ------------  ------------  ------------  ------------  ------------
Net earnings (loss) ............. $     34,430  $      3,908 $     28,285  $     (2,908) $       (157) $    (29,128) $     34,430
                                  ============  ============ ============  ============  ============  ============  ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                      LAND                       WHOLLY
                                     O'LAKES    WHOLLY OWNED     OWNED      WHOLLY OWNED
                                    FARMLAND    SUBSIDIARIES     PURINA     SUBSIDIARIES      NON-
                                    FEED LLC        OF           MILLS,      OF PURINA     GUARANTOR
                                     PARENT      LOLFF LLC     LLC PARENT    MILLS, LLC   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
                                                                        ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss) ........... $     34,430  $      3,908  $     28,285  $     (2,908) $       (157) $    (29,128) $     34,430
  Adjustments to reconcile
    net earnings (loss) to net
    cash provided (used) by
    operating activities:
    Depreciation and
      amortization ..............       11,676           710        21,234           189           524            --        34,333
    Bad debt expense ............        2,175            --            --            --            --            --         2,175
    Decrease (increase) in
      other assets ..............       30,080            (5)       (2,640)         (152)        1,318       (43,702)      (15,101)
    (Decrease) increase in
      other liabilities .........         (340)       (3,624)        1,058            --           (87)           --        (2,993)
    Restructuring and impairment
      charges ...................        5,418            --            --            --            --            --         5,418
    Equity in (earnings) loss of
      affiliated companies ......      (30,454)           --            44           443            --        29,128          (839)
    Minority interest ...........           (1)          231            --            --           450            --           680
  Changes in current assets and
    liabilities, net of
    acquisitions and
    divestitures:
    Receivables .................      (28,256)       (4,346)        2,621          (433)       (3,387)       41,616         7,815
    Inventories .................       (3,594)        1,853            68           550         1,998            --           875
    Other current assets ........        1,558           539         1,426            (2)           31            --         3,552
    Accounts payable ............       36,684         5,588       (16,260)        1,933          (629)      (49,169)      (21,853)
    Accrued expenses ............        9,528           694        (6,892)          235           354            --         3,919
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
  Net cash provided (used)
    by operating activities .....       68,904         5,548        28,944          (145)          415       (51,255)       52,411

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant
    and equipment ...............       (7,799)         (444)       (5,798)         (143)         (114)           --       (14,298)
  Proceeds from sale of
    investments .................        1,592            --           452            --            --            --         2,044
  Proceeds from sale of
    property, plant and equipment        5,692            --            --            --            --            --         5,692
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
  Net cash used by investing
    activities ..................         (515)         (444)       (5,346)         (143)         (114)           --        (6,562)

CASH FLOWS FROM FINANCING
    ACTIVITIES:
  (Decrease) increase in
    short-term debt .............       (2,000)           --            --            --            --            --        (2,000)
  Proceeds from note receivable
    from Land O'Lakes, Inc. .....      339,982            --            --            --            --            --       339,982
  Payments on note payable
    to Land O'Lakes, Inc. .......     (402,025)       (1,610)      (32,212)           --        (2,258)       51,255      (386,850)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
  Net cash (used) provided by
    financing activities ........      (64,043)       (1,610)      (32,212)           --        (2,258)       51,255       (48,868)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
  Net increase (decrease) in
    cash ........................        4,346         3,494        (8,614)         (288)       (1,957)           --        (3,019)

Cash and short-term investments
  at beginning of period ........      (19,774)        4,377        14,156           214         4,046            --         3,019
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Cash and short-term investments
  at end of period .............. $    (15,428) $      7,871  $      5,542  $        (74) $      2,089  $         --  $         --
                                  ============  ============  ============  ============  ============  ============  ============

                                PURINA MILLS, LLC

                           CONSOLIDATED BALANCE SHEETS


                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                2003               2002
                                                            -------------      ------------
                                                             (UNAUDITED)
                                                                    ($ IN THOUSANDS)

ASSETS

Current assets:
  Cash and short-term investments ....................      $         251      $       6,654
  Receivables, net ...................................                693             23,990
  Receivable from legal settlement ...................                 --              6,000
  Inventories ........................................                964             47,620
  Prepaid expenses and other current assets ..........              3,181              4,079
  Note receivable from Land O'Lakes Farmland Feed LLC                  --             57,759
                                                            -------------      -------------
          Total current assets .......................              5,089            146,102

Investments ..........................................              1,770              5,491
Property, plant and equipment, net ...................            128,871            156,291
Goodwill .............................................                 60            105,202
Other intangibles ....................................                 --             94,044
Other assets .........................................                 --             21,547
                                                            -------------      -------------
          Total assets ...............................      $     135,790      $     528,677
                                                            =============      =============

LIABILITIES AND EQUITIES

Current liabilities:
  Accounts payable ...................................                160             53,308
  Accrued expenses ...................................              1,027             24,995
                                                            -------------      -------------
          Total current liabilities ..................              1,187             78,303

Employee benefits and other liabilities ..............              1,080             29,493
Minority interests ...................................                 21                 29

Equities:
  Contributed capital ................................             90,697            367,288
  Retained earnings ..................................             42,805             53,564
                                                            -------------      -------------
          Total equities .............................            133,502            420,852
                                                            -------------      -------------
Commitments and contingencies
Total liabilities and equities .......................      $     135,790      $     528,677
                                                            =============      =============

          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                2003             2002             2003             2002
                                             ----------       ----------       ----------       ----------
                                                                    ($ IN THOUSANDS)
                                                                       (UNAUDITED)
Net sales .............................      $   11,808       $  205,511       $   40,121       $  620,293
Cost of sales .........................          15,981          168,439           52,597          510,512
                                             ----------       ----------       ----------       ----------
Gross profit (loss) ...................          (4,173)          37,072          (12,476)         109,781


Selling, general and administrative ...             211           27,448            2,118           85,002
                                             ----------       ----------       ----------       ----------
(Loss) earnings from operations .......          (4,384)           9,624          (14,594)          24,779

Interest (income) expense, net ........              --             (322)               3             (886)
Gain on legal settlements .............            (207)              --           (3,209)              --
Loss (gain) on sale of investment .....              26               --             (820)              --
Equity in (earnings) loss of affiliated
  companies............................             (83)             (90)             199              487
Minority interest in (loss) earnings
  of subsidiaries......................              --              (62)              (8)               7
                                             ----------       ----------       ----------       ----------
Net (loss) earnings ...................      $   (4,120)      $   10,098       $  (10,759)      $   25,171
                                             ==========       ==========       ==========       ==========

          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             2003             2002
                                                                          ----------       ----------
                                                                                ($ IN THOUSANDS)
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings ..............................................      $  (10,759)      $   25,171
  Adjustments to reconcile net (loss) earnings to net cash
     provided by operating activities:
     Depreciation and amortization .................................          17,704           21,423
     Increase in other assets ......................................              --           (2,792)
     (Decrease) increase in other liabilities ......................            (570)           1,058
     Equity in loss of affiliated companies ........................             199              487
     Minority interest .............................................              (8)               7
     Gain on sale of investment ....................................            (820)              --
     Loss on sale of property, plant and equipment .................           1,419               --
     Other .........................................................             582               --
  Changes in current assets and liabilities, net of acquisitions and divestitures:
     Receivables ...................................................             656            2,387
     Inventories ...................................................           1,541              618
     Other current assets ..........................................             937            1,424
     Accounts payable ..............................................            (475)         (14,327)
     Accrued expenses ..............................................            (845)          (6,657)
                                                                          ----------       ----------
  Net cash provided by operating activities ........................           9,561           28,799

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .......................              --           (5,941)
  Payments for investments .........................................              --              (15)
  Dividends from affiliated companies ..............................             375               --
  Proceeds from sale of investments ................................           3,000              467
  Proceeds from sale of property, plant and equipment ..............           1,147               --
                                                                          ----------       ----------
    Net cash provided (used) by investing activities ...............           4,522           (5,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable to Land O'Lakes
     Farmland Feed LLC .............................................              --          (31,942)
  Cash distribution to parent ......................................         (20,486)              --
  Other ............................................................              --             (270)
                                                                          ----------       ----------
  Net cash used by financing activities ............................         (20,486)         (32,212)
                                                                          ----------       ----------
  Net decrease in cash and short-term investments ..................          (6,403)          (8,902)

Cash and short-term investments at beginning of period .............           6,654           14,370
                                                                          ----------       ----------
Cash and short-term investments at end of period ...................      $      251       $    5,468
                                                                          ==========       ==========


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

    Since October 2001, Land O'Lakes Farmland Feed has been integrating the Company's operations into its own to decrease operating costs and to generate other integration-related synergies. In January 2003, Nestle Purina PetCare Company ("NPPC") consented to the transfer of the Purina license from the Company to Land O'Lakes Farmland Feed. This transfer granted Land O'Lakes Farmland Feed the exclusive right to use the Purina, Chow and the "Checkerboard" Nine Square logo on a perpetual, royalty-free basis. In connection with the transfer of the Purina license beginning January 1, 2003, the Company also transferred most of its operations and distributed most of its net assets to its parent, Land O'Lakes Farmland Feed. At September 30, 2003, the Company still owns a significant amount of property, plant, and equipment assets which generated no revenue for the Company, as these assets are operated and controlled by Land O'Lakes Farmland Feed.

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

4.  SUPPLEMENTAL CASH FLOW INFORMATION

     On January 1, 2003, in connection with the transfer of the Purina license, the Company distributed net assets to Land O' Lakes Farmland Feed through a non-cash transaction. These net assets totaled $256.1 million and are summarized as follows:

                                                   AT JANUARY 1,
                                                       2003
                                                   ------------
    Current assets ..........................      $    131,911
    Investments .............................             1,142
    Property, plant, and equipment, net .....             6,015
    Goodwill and other intangibles, net .....           199,186
    Other assets ............................            21,491
    Current liabilities .....................           (75,796)
    Other noncurrent liabilities ............           (27,843)
                                                   ------------
    Total  net assets distributed ...........      $    256,106
                                                   ============

5.  RECEIVABLES

    A summary of receivables is as follows:

                                                         SEPTEMBER 30,  DECEMBER 31,
                                                             2003           2002
                                                         ------------   -----------
          Trade receivables..........................    $        579   $       345
          Notes from sale of trade receivables (see                --        26,717
          Note 5)....................................
          Other......................................             139         3,002
                                                         ------------   -----------
                                                                  718        30,064
          Less allowance for doubtful accounts.......              25         6,074
                                                         ------------   -----------
          Total receivables, net.....................    $        693   $    23,990
                                                         ============   ===========

6.  RECEIVABLES PURCHASE FACILITY

    In December 2001, the Company along with Land O'Lakes, Inc. and Land O'Lakes Farmland Feed, established a $100.0 million receivables purchase facility with CoBank, ACB ("CoBank"). A wholly-owned, unconsolidated special purpose entity ("SPE") was established to purchase certain receivables from the Company, Land O'Lakes and Land O'Lakes Farmland Feed. CoBank had been granted an interest in the pool of receivables owned by the SPE. Transfers of receivables from the Company to the SPE were structured as sales and, accordingly, the receivables transferred to the SPE were not reflected in the consolidated balance sheet. In 2003, the Company's receivables, except for receivables of its wholly-owned and majority-owned subsidiaries and limited liability companies, were distributed to the parent company, Land O'Lakes Farmland Feed. The total accounts receivable sold by the Company during the nine months ended September 30, 2003 and 2002 were $0.0 million and $687.4 million, respectively.

7.  INVENTORIES

    A summary of inventories is as follows:

                             SEPTEMBER 30,   DECEMBER 31,
                                 2003           2002
                             ------------    -----------
         Raw materials..     $        151    $    33,207
         Finished goods.              813         14,413
                             ------------    -----------
         Total inventories   $        964    $    47,620
                             ============    ===========

8.  INVESTMENTS

    The Company's investments are as follows:

                                       SEPTEMBER 30,     DECEMBER 31,
                                           2003              2002
                                       ------------      ------------
    Y-Not, LLC ..................      $        739      $        579
    Eastern Block, Inc. .........               490               524
    Eastgate Feed and Grain, LLC                374               296
    Harmony Farms, LLC ..........                --             2,435
    ESSV, LLC ...................                --               893
    Other .......................               167               764
                                       ------------      ------------
    Total investments ...........      $      1,770      $      5,491
                                       ============      ============

During the nine months ended September 30, 2003, the Company sold its interest in Harmony Farms, LLC and ESSV, LLC for $3.0 million in cash and recorded a $0.8 million gain on the sale. On January 1, 2003 certain other investments were distributed to the Company's parent, Land O'Lakes Farmland Feed.

9.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

Balance as of January 1, 2003.........................        $   105,202
Distribution to parent company........................           (105,142)
                                                              -----------
Balance as of September 30, 2003......................        $        60
                                                              ===========

    On January 1, 2003, goodwill for the Company was distributed to the parent company, Land O'Lakes Farmland Feed.

OTHER INTANGIBLE ASSETS A summary of other intangible assets is as follows:

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      2003              2002
                                                                  ------------      ------------
    Amortized other intangible assets:
      Patents, less accumulated amortization of $0 and
        $1,395, respectively ...............................      $         --      $     14,978
      Other intangible assets, less accumulated amortization
        of $0 and $670, respectively .......................                --             2,103
                                                                  ------------      ------------
    Total amortized other intangible assets ................                --            17,081
    Total non-amortized other intangible assets-trademarks .                --            76,963
                                                                  ------------      ------------
    Total other intangible assets ..........................      $         --      $     94,044
                                                                  ============      ============

    Amortization expense for the nine months ended September 30, 2003 and 2002 was $0.0 million and $2.8 million, respectively. On January 1, 2003, other intangible assets of the Company were distributed to the parent company, Land O'Lakes Farmland Feed.

10. GAIN ON LEGAL SETTLEMENTS

        The Company recognized a gain on legal settlements of $3.2 million and $0.0 million for the nine months ended September 30, 2003 and 2002, respectively, related to the litigation with vitamin product suppliers against whom the Company alleged certain price-fixing claims.

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

    The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods indicated, are as follows:


                          NINE
                      MONTHS ENDED       YEAR ENDED
                      SEPTEMBER 30,     DECEMBER 31,
                          2003              2002
                      ------------      ------------
    Total assets      $      1,790      $      1,933
    Net sales ..             2,871             1,859
    Net loss ...               (43)             (625)

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

12. RELATED PARTY TRANSACTIONS

    The Company records depreciation expense for property, plant, and equipment assets which are used by the parent company, Land O'Lakes Farmland Feed, to conduct its business. The Company receives no reimbursement for this expense, which was $17.7 million for the nine months ended September 30, 2003.

    For the nine months ended September 30, 2003, the Company did not pay for certain selling, general and administrative expenses. These costs include sales and marketing support, corporate and other administrative and management costs which were paid for and expensed by Land O'Lakes Farmland Feed.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

EXHIBIT     DESCRIPTION
-------     -----------
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