Form 10-Q/A
period 2004-03-31
LAND O LAKES INC
filed 2004-04-26
CIK 1032562

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

                        Commission file number 333-84486


                               LAND O'LAKES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Minnesota                                  41-0365145
----------------------------------------    ------------------------------------
  (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                   Identification No.)

      4001 Lexington Avenue North
         Arden Hills, Minnesota                            55112
----------------------------------------    ------------------------------------
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

                                     INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I.  FINANCIAL INFORMATION...........................................................................        4

Item 1. Financial Statements.............................................................................        4

LAND O'LAKES, INC.
Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002.......................        4
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited).....        5
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)             6
Notes to Consolidated Financial Statements (unaudited)...................................................        7

LAND O'LAKES FARMLAND FEED LLC
Consolidated Balance Sheets as of March 31, 2003 (unaudited) and  December 31, 2002......................       18
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)            19
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)            20
Notes to Consolidated Financial Statements (unaudited)...................................................       21

PURINA MILLS, LLC
Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002.......................       31
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)            32
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)            33
Notes to Consolidated Financial Statements (unaudited)...................................................       34

PART II.  OTHER INFORMATION..............................................................................       38

Item 6.  Exhibits and Reports on Form 8-K................................................................       38

SIGNATURES...............................................................................................       39

                               LAND O'LAKES, INC.

                                EXPLANATORY NOTE


The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Land O'Lakes, Inc. (the "Company") for the quarter ended March 31, 2003 is to file (1) the supplemental consolidating schedules of Land O'Lakes Farmland LLC ("Farmland Feed") which separately present the financial data of Purina Mills, LLC, a wholly owned subsidiary of Farmland Feed ("Purina Mills"), and (2) the financials statements of Purina Mills.

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

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 2003


                             LAND                                     WHOLLY OWNED
                           O'LAKES                                    SUBSIDIARIES
                           FARMLAND     WHOLLY OWNED   WHOLLY OWNED        OF             NON-
                           FEED LLC     SUBSIDIARIES   PURINA MILLS,  PURINA MILLS,    GUARANTOR
                            PARENT      OF LOLFF LLC    LLC PARENT         LLC        SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                         ------------   ------------   ------------   ------------    ------------   ------------    ------------
                                                          ($ IN THOUSANDS)
                                                               ASSETS

Current assets:
 Cash and short-term
  investments .........  $         --   $         --   $         --   $         --    $         --   $         --    $         --
 Receivables, net .....        61,942         36,835             --          1,043           9,012        (46,903)         61,929
 Inventories ..........       101,610         16,285             --          1,284           4,378             --         123,557
 Prepaid expenses and
  other current
  assets ..............         6,139            313          4,101              6             247             --          10,806
 Note receivable -
  Land O'Lakes, Inc....        82,718             --             --             --              --             --          82,718
                         ------------   ------------   ------------   ------------    ------------   ------------    ------------
   Total current
    assets ............       252,409         53,433          4,101          2,333          13,637        (46,903)        279,010
Investments ...........       208,971            677             --          1,684           1,303       (192,542)         20,093
Property, plant and
 equipment, net .......        93,990          7,355        140,264          1,084           5,404             --         248,097
Goodwill ..............       118,498          3,656             --             --             216             --         122,370
Other intangibles .....        95,945          1,001             --             --             337             --          97,283
Other assets ..........        28,220          1,499             --             --           1,826         (2,700)         28,845
                         ------------   ------------   ------------   ------------    ------------   ------------    ------------
   Total assets .......  $    798,033   $     67,621   $    144,365   $      5,101    $     22,723   $   (242,145)   $    795,698
                         ============   ============   ============   ============    ============   ============    ============

                                                      LIABILITIES AND EQUITIES

Current liabilities:
 Notes and short-term
  obligations .........  $         92   $         --   $         --   $         --    $      1,897   $         --    $      1,989
 Accounts payable .....       111,667         30,580             --             --           4,937        (46,903)        100,281
 Accrued expenses .....        37,621          1,013             --            543           1,487             --          40,664
                         ------------   ------------   ------------   ------------    ------------   ------------    ------------
   Total current
    liabilities .......       149,380         31,593             --            543           8,321        (46,903)        142,934
Employee benefits and
 other liabilities ....        27,168          1,016             --             --           2,708         (2,700)         28,192
Minority interests ....         2,539             --             --             --           3,087             --           5,626
Equities:
 Contributed capital ..       523,181         16,055         89,126         12,640           7,421       (133,047)        515,376
 Retained earnings ....        95,765         18,957         55,239         (8,082)          1,186        (59,495)        103,570
                         ------------   ------------   ------------   ------------    ------------   ------------    ------------
   Total equities .....       618,946         35,012        144,365          4,558           8,607       (192,542)        618,946
                         ------------   ------------   ------------   ------------    ------------   ------------    ------------
Commitments and
 contingencies

Total liabilities
 and equities .........  $    798,033   $     67,621   $    144,365   $      5,101    $     22,723   $   (242,145)   $    795,698
                         ============   ============   ============   ============    ============   ============    ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                                                           WHOLLY
                                                                           OWNED
                         LAND O'LAKES                                   SUBSIDIARIES
                           FARMLAND      WHOLLY OWNED   WHOLLY OWNED     OF PURINA         NON-
                           FEED LLC      SUBSIDIARIES   PURINA MILLS,      MILLS,        GUARANTOR
                            PARENT       OF LOLFF LLC    LLC PARENT         LLC         SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                         ------------    ------------   ------------    ------------    ------------   ------------    ------------
                                                          ($ IN THOUSANDS)
Net sales ............   $    543,183    $     34,187   $         --    $     12,115    $     11,615   $         --    $    601,100
Cost of sales ........        471,159          31,327          6,065          10,123          10,172             --         528,846
                         ------------    ------------   ------------    ------------    ------------   ------------    ------------
Gross profit .........         72,024           2,860         (6,065)          1,992           1,443             --          72,254
Selling, general and
 administrative ......         55,914           1,640            151              40             899             --          58,644
Restructuring and
 impairment charges ..             92              --             --              --              --             --              92
                         ------------    ------------   ------------    ------------    ------------   ------------    ------------
Earnings (loss) from
 operations ..........         16,018           1,220         (6,216)          1,952             544             --          13,518
Interest (income)
 expense, net ........         (1,263)            136             --              --              20             --          (1,107)
Gain on legal
 settlements .........             --              --           (868)             --              --             --            (868)
Gain on sale of
 investment ..........             --              --             --            (500)             --             --            (500)
Equity in loss
 (earnings) of
 affiliated companies           1,086              --             --              70              --         (1,703)           (547)
Minority interest in
 (loss) earnings of
 subsidiaries ........             (3)             --             --              --             183             --             180
                         ------------    ------------   ------------    ------------    ------------   ------------    ------------
Earnings (loss) before
 income taxes ........         16,198           1,084         (5,348)          2,382             341          1,703          16,360
Income tax expense ...             --              --             --              --             162             --             162
                         ------------    ------------   ------------    ------------    ------------   ------------    ------------
Net earnings (loss) ..   $     16,198    $      1,084   $     (5,348)   $      2,382    $        179   $      1,703    $     16,198
                         ============    ============   ============    ============    ============   ============    ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                    LAND                           WHOLLY         WHOLLY
                                  O'LAKES       WHOLLY OWNED       OWNED           OWNED
                                  FARMLAND      SUBSIDIARIES       PURINA       SUBSIDIARIES       NON-
                                  FEED LLC          OF           MILLS, LLC      OF PURINA       GUARANTOR
                                   PARENT        LOLFF LLC         PARENT        MILLS, LLC     SUBSIDIARIES
                                ------------    ------------    ------------    ------------    ------------
                                                                          ($ IN THOUSANDS)
CASH FLOWS FROM
  OPERATING
  ACTIVITIES:
  Net earnings (loss) .......   $     16,198    $      1,084    $     (5,348)   $      2,382    $        179
  Adjustments to
    reconcile net
    earnings (loss)
    to net cash provided
    (used) by operating
    activities:
    Depreciation and
      amortization ..........          3,492             274           6,065              18             162
    Bad debt expense ........            500              --              --              --              --
    Receivable from
      legal settlement ......          6,000              --              --              --              --
    Decrease (increase)
      in other assets .......         73,126             139              --              --             481
    (Decrease) increase
      in other liabilities ..       (128,722)           (461)             --              --            (209)
    Restructuring and
      impairment charges ....             92              --              --              --              --
    Equity in loss
      (earnings) of
      affiliated companies ..          1,086              --              --              70              --
    Minority interests ......             (3)             --              --              --             183
    Gain on sale of
      investment ............             --              --              --            (500)             --
  Changes in current
    assets and
    liabilities, net
    of acquisitions
    and divestitures:
    Receivables .............         28,620          (1,060)             --             324          (2,655)
    Inventories .............         (8,827)           (718)             --             650             206
    Other current assets ....         (1,945)              9              --              (6)            (20)
    Accounts payable ........         85,442          (6,624)             --            (473)            350
    Accrued expenses ........         (7,571)         (1,859)             --            (153)         (1,286)
                                ------------    ------------    ------------    ------------    ------------
  Net cash provided
    (used) by
    operating
    activities ..............         67,488          (9,216)            717           2,312          (2,609)

CASH FLOWS FROM
  INVESTING
  ACTIVITIES:

  Additions to property,
    plant and equipment .....         (3,092)           (105)             --              --            (229)
  Proceeds from sale
    of investments ..........          3,000              --              --              --              --
  Other .....................          2,356              --             184              --              --
                                ------------    ------------    ------------    ------------    ------------
  Net cash provided
    (used) by investing
    activities ..............          2,264            (105)            184              --            (229)

CASH FLOWS FROM
  FINANCING
  ACTIVITIES:

  (Decrease) increase
    in short-term debt ......         (2,252)          2,015              --              --           2,167
  Proceeds from note
    receivable from
    Land O'Lakes, Inc. ......        118,075              --              --              --              --
  Payments on note
    payable to Land
    O'Lakes, Inc. ...........       (170,812)             --              --              --            (488)
  Distributions from
    Purina Mills, LLC. ......             --              --          (7,485)         (2,382)             --
  Other .....................            630              28              --              --            (658)
                                ------------    ------------    ------------    ------------    ------------
  Net cash (used)
    provided by
    financing
    activities ..............        (54,359)          2,043          (7,485)         (2,382)          1,021
                                ------------    ------------    ------------    ------------    ------------
  Net increase
    (decrease)
    in cash .................         15,393          (7,278)         (6,584)            (70)         (1,817)
Cash and short-term
  investments at
  beginning of period .......        (15,393)          7,278           6,584              70           1,817
                                ------------    ------------    ------------    ------------    ------------
Cash and short-term
  investments at end
  of period .................   $         --    $         --    $         --    $         --    $         --
                                ============    ============    ============    ============    ============




                                ELIMINATIONS    CONSOLIDATED
                                ------------    ------------
CASH FLOWS FROM
  OPERATING
  ACTIVITIES:
  Net earnings (loss) .......   $      1,703    $     16,198
  Adjustments to
    reconcile net
    earnings (loss)
    to net cash provided
    (used) by operating
    activities:
    Depreciation and
      amortization ..........             --          10,011
    Bad debt expense ........             --             500
    Receivable from
      legal settlement ......             --           6,000
    Decrease (increase)
      in other assets .......        (73,829)            (83)
    (Decrease) increase
      in other liabilities ..        128,137          (1,255)
    Restructuring and
      impairment charges ....             --              92
    Equity in loss
      (earnings) of
      affiliated companies ..         (1,703)           (547)
    Minority interests ......             --             180
    Gain on sale of
      investment ............             --            (500)
  Changes in current
    assets and
    liabilities, net
    of acquisitions
    and divestitures:
    Receivables .............         39,724          64,953
    Inventories .............             --          (8,689)
    Other current assets ....             --          (1,962)
    Accounts payable ........       (101,558)        (22,863)
    Accrued expenses ........             --         (10,869)
                                ------------    ------------
  Net cash provided
    (used) by
    operating
    activities ..............         (7,526)         51,166

CASH FLOWS FROM
  INVESTING
  ACTIVITIES:

  Additions to property,
    plant and equipment .....             --          (3,426)
  Proceeds from sale
    of investments ..........             --           3,000
  Other .....................             --           2,540
                                ------------    ------------
  Net cash provided
    (used) by investing
    activities ..............             --           2,114

CASH FLOWS FROM
  FINANCING
  ACTIVITIES:

  (Decrease) increase
    in short-term debt ......         (2,341)           (411)
  Proceeds from note
    receivable from
    Land O'Lakes, Inc. ......             --         118,075
  Payments on note
    payable to Land
    O'Lakes, Inc. ...........             --        (171,300)
  Distributions from
    Purina Mills, LLC. ......          9,867              --
  Other .....................             --              --
                                ------------    ------------
  Net cash (used)
    provided by
    financing
    activities ..............          7,526         (53,636)
                                ------------    ------------
  Net increase
    (decrease)
    in cash .................             --            (356)
Cash and short-term
  investments at
  beginning of period .......             --             356
                                ------------    ------------
Cash and short-term
  investments at end
  of period .................   $         --    $         --
                                ============    ============

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 2002

                               LAND
                             O'LAKES                                     WHOLLY OWNED
                             FARMLAND      WHOLLY OWNED   WHOLLY OWNED   SUBSIDIARIES       NON-
                             FEED LLC      SUBSIDIARIES   PURINA MILLS,   OF PURINA       GUARANTOR
                              PARENT       OF LOLFF LLC    LLC PARENT     MILLS, LLC     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                           ------------    ------------   ------------   ------------    ------------   ------------    ------------
                                                                 ($ IN THOUSANDS)
                                                                      ASSETS

Current assets:
  Cash and
    short-term
    investments ........   $    (15,393)   $      7,278   $      6,550   $         70    $      1,817   $         --    $        356
  Receivables, net .....        173,416          20,156         22,509          1,367           6,428        (96,494)        127,382
  Receivable from
    legal settlement ...             --              --          6,000             --              --             --           6,000
  Inventories ..........         45,693          15,757         45,109          1,934           4,585             --         113,078
  Prepaid expenses
    and other
    current assets .....          3,224             322          4,079             --             210             --           7,835
  Note receivable
    - Land O'Lakes,
    Inc ................         29,493              --         57,759             --              --        (57,759)         29,493
                           ------------    ------------   ------------   ------------    ------------   ------------    ------------
       Total current
         assets ........        236,467          43,513        142,006          3,371          13,040       (154,253)        284,144
Investments ............        473,350             258             --          5,491           2,196       (458,322)         22,973
Property, plant and
  equipment, net .......         83,735           7,530        154,023          1,114           5,337             --         251,739

Goodwill ...............         12,815           3,656        105,202             --             813             --         122,486
Other intangibles ......             84           2,639         93,984             --              97             --          96,804
Other assets ...........          7,959              --         21,553             --           1,950         (2,700)         28,762
                           ------------    ------------   ------------   ------------    ------------   ------------    ------------
       Total assets ....   $    814,410    $     57,596   $    516,768   $      9,976    $     23,433   $   (615,275)   $    806,908
                           ============    ============   ============   ============    ============   ============    ============

                                                               LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term
    obligations ........   $      2,000    $         --   $         --   $         --    $      2,341   $     (2,341)   $      2,000
  Accounts payable .....        190,263          22,803         47,656          5,302           3,656       (148,461)        121,219
  Accrued expenses .....         17,888           2,955         23,822            696           2,773             --          48,134
                           ------------    ------------   ------------   ------------    ------------   ------------    ------------
          Total current         210,151          25,758         71,478          5,998           8,770       (150,802)        171,353
liabilities
Notes payable --
  Land O'Lakes,
  Inc -- noncurrent ....             --           2,700             --             --              --         (2,700)             --
Employee benefits and
  other liabilities ....          1,482              --         28,411             --           3,405         (3,451)         29,847
Minority interests .....             --              --             29             --           2,931             --           2,960
Equities:
  Contributed capital ..        515,376          16,272        358,017          8,882           7,420       (390,980)        515,376
  Retained earnings
  (accumulated deficit)          87,372          12,866         58,862         (4,904)            907        (67,731)         87,372
                           ------------    ------------   ------------   ------------    ------------   ------------    ------------
          Total equities        602,748          29,138        416,879          3,978           8,327       (458,322)        602,748
                           ------------    ------------   ------------   ------------    ------------   ------------    ------------
Commitments and
  contingencies

Total liabilities
  and equities .........   $    814,410    $     57,596   $    516,768   $      9,976    $     23,433   $   (615,275)   $    806,908
                           ============    ============   ============   ============    ============   ============    ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                                                         WHOLLY
                                                                         OWNED
                           LAND O'LAKES                   WHOLLY       SUBSIDIARIES
                             FARMLAND     WHOLLY OWNED     OWNED         OF PURINA        NON-
                             FEED LLC     SUBSIDIARIES  PURINA MILLS,     MILLS,       GUARANTOR
                              PARENT      OF LOLFF LLC   LLC PARENT        LLC        SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                           ------------   ------------  ------------   ------------   ------------   ------------   ------------
                                                                 ($ IN THOUSANDS)
Net sales ...............  $    345,008   $     38,745  $    207,108   $      7,129   $     13,470   $         --   $    611,460
Cost of sales ...........       313,836         34,877       172,133          5,329         12,457             --        538,632
                           ------------   ------------  ------------   ------------   ------------   ------------   ------------
Gross profit ............        31,172          3,868        34,975          1,800          1,013             --         72,828
Selling, general
  and administrative ....        28,376          2,420        25,719          1,915          1,245             --         59,675
Restructuring and
  impairment
  charges ...............         3,435             --            --             --             --             --          3,435
                           ------------   ------------  ------------   ------------   ------------   ------------   ------------
(Loss) earnings from
  operations ............          (639)         1,448         9,256           (115)          (232)            --          9,718
Interest (income)
  expense, net ..........          (604)           112          (301)            --             67             --           (726)
Gain on sale of
  intangible ............        (4,184)            --            --             --             --             --         (4,184)
Equity in
  (earnings)
  loss of
  affiliated
  companies .............       (10,477)           106           (79)           240             --         10,007           (203)
Minority interest
  in earnings of
  subsidiaries ..........           133             --            53             --             24             --            210
                           ------------   ------------  ------------   ------------   ------------   ------------   ------------
Earnings (loss)
  before income
  taxes .................        14,493          1,230         9,583           (355)          (323)       (10,007)        14,621
Income tax expense ......            --             --            --             --            128             --            128
                           ------------   ------------  ------------   ------------   ------------   ------------   ------------
Net earnings (loss) .....  $     14,493   $      1,230  $      9,583   $       (355)  $       (451)  $    (10,007)  $     14,493
                           ============   ============  ============   ============   ============   ============   ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                 LAND                            WHOLLY         WHOLLY
                                O'LAKES       WHOLLY OWNED       OWNED          OWNED
                                FARMLAND      SUBSIDIARIES       PURINA       SUBSIDIARIES       NON-
                                FEED LLC          OF           MILLS, LLC      OF PURINA       GUARANTOR
                                 PARENT        LOLFF LLC         PARENT        MILLS, LLC     SUBSIDIARIES
                              ------------    ------------    ------------    ------------    ------------
                                                                      ($ IN THOUSANDS)
CASH FLOWS FROM
   OPERATING
   ACTIVITIES:
  Net earnings
    (loss) ................   $     14,493    $      1,230    $      9,583    $       (355)   $       (451)
  Adjustments to
    reconcile net
    earnings (loss)
    to net cash provided
    (used) by operating
    activities:
    Depreciation and
      amortization ........          3,434             318           7,890              87             203
    Bad debt expense ......             75              --              --              --              --
    (Increase) decrease
      in other assets .....         (3,397)            195          (2,450)            527             (87)
    Increase (decrease)
      in other liabilities             571          (2,905)          1,024              --               2
    Restructuring and
      impairment charges ..          3,435              --              --              --              --
    Equity in (earnings)
      loss of affiliated
      companies ...........        (10,477)            106             (79)            240              --
    Minority interests ....            119              --              53              --              24
  Changes in current
    assets and liabilities,
    net of acquisitions
    and divestitures:
    Receivables ...........         (9,741)         (4,469)        (20,985)            202          (2,632)
    Inventories ...........         (1,432)              9           1,955             328           1,717
    Other current assets ..           (773)            (30)            419              (4)            (21)
    Accounts payable ......         64,265           1,849          (7,332)         (1,266)         (1,665)
    Accrued expenses ......         (4,936)           (705)         (1,110)            230            (296)
                              ------------    ------------    ------------    ------------    ------------
  Net cash provided
    (used) by operating
    activities ............         55,650          (4,402)        (11,032)            (11)         (3,206)

CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Additions to property,
    plant and equipment ...           (386)         (1,426)           (428)            (71)           (182)
  Proceeds from sale of
    investments ...........            641              --              --              --              --
  Proceeds from sale of
    property, plant and
    equipment .............          4,535              --              --              --              --
                              ------------    ------------    ------------    ------------    ------------
  Net cash provided (used)
    by investing
    activities ............          4,790          (1,426)           (428)            (71)           (182)

CASH FLOWS FROM
  FINANCING ACTIVITIES:

  (Decrease) increase in
    short-term debt .......         (6,737)          6,751              --              --           3,187
  Proceeds from note
    receivable from
    Land O'Lakes, Inc. ....         98,348              --              --              --              --
  Payments on note
    payable to Land
    O'Lakes, Inc. .........       (143,150)             --              --              --          (1,100)
                              ------------    ------------    ------------    ------------    ------------
  Net cash (used) provided
    by financing activities        (51,539)          6,751              --              --           2,087
                              ------------    ------------    ------------    ------------    ------------
  Net increase (decrease)
    in cash ...............          8,901             923         (11,460)            (82)         (1,301)

Cash and short-term
  investments at beginning
   of period ..............        (19,774)          4,377          14,156             214           4,046
                              ------------    ------------    ------------    ------------    ------------
Cash and short-term
  investments at end
  of period ...............   $    (10,873)   $      5,300    $      2,696    $        132    $      2,745
                              ============    ============    ============    ============    ============




                               ELIMINATIONS    CONSOLIDATED
                               ------------    ------------
CASH FLOWS FROM
   OPERATING
   ACTIVITIES:
  Net earnings
    (loss) ................    $    (10,007)   $     14,493
  Adjustments to
    reconcile net
    earnings (loss)
    to net cash provided
    (used) by operating
    activities:
    Depreciation and
      amortization ........              --          11,932
    Bad debt expense ......              --              75
    (Increase) decrease
      in other assets .....             995          (4,217)
    Increase (decrease)
      in other liabilities               --          (1,308)
    Restructuring and
      impairment charges ..              --           3,435
    Equity in (earnings)
      loss of affiliated
      companies ...........          10,007            (203)
    Minority interests ....              --             210
  Changes in current
    assets and liabilities,
    net of acquisitions
    and divestitures:
    Receivables ...........          69,756          32,131
    Inventories ...........              --           2,577
    Other current assets ..              --            (409)
    Accounts payable ......         (63,852)         (8,001)
    Accrued expenses ......          (2,698)         (9,515)
                               ------------    ------------
  Net cash provided
    (used) by operating
    activities ............           4,201          41,200

CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Additions to property,
    plant and equipment ...              --          (2,493)
  Proceeds from sale of
    investments ...........              --             641
  Proceeds from sale of
    property, plant and
    equipment .............              --           4,535
                               ------------    ------------
  Net cash provided (used)
    by investing
    activities ............              --           2,683

CASH FLOWS FROM
  FINANCING ACTIVITIES:

  (Decrease) increase in
    short-term debt .......          (4,201)         (1,000)
  Proceeds from note
    receivable from
    Land O'Lakes, Inc. ....              --          98,348
  Payments on note
    payable to Land
    O'Lakes, Inc. .........              --        (144,250)
                               ------------    ------------
  Net cash (used) provided
    by financing activities          (4,201)        (46,902)
                               ------------    ------------
  Net increase (decrease)
    in cash ...............              --          (3,019)

Cash and short-term
  investments at beginning
   of period ..............              --           3,019
                               ------------    ------------
Cash and short-term
  investments at end
  of period ...............    $         --    $         --
                               ============    ============

                                PURINA MILLS, LLC

                           CONSOLIDATED BALANCE SHEETS


                                                                    MARCH 31,           DECEMBER 31,
                                                                      2003                  2002
                                                                 ---------------       ---------------
                                                                            ($ IN THOUSANDS)
                                                                   (UNAUDITED)
ASSETS

Current assets:
  Cash and short-term investments ........................       $            76       $         6,654
  Receivables, net .......................................                 1,120                23,990
  Receivable from legal settlement .......................                    --                 6,000
  Inventories ............................................                 1,719                47,620
  Prepaid expenses and other current assets ..............                 4,133                 4,079
  Note receivable from Land O'Lakes Farmland Feed LLC. ...                    --                57,759
                                                                 ---------------       ---------------
          Total current assets ...........................                 7,048               146,102

Investments ..............................................                 1,685                 5,491
Property, plant and equipment, net .......................               142,606               156,291
Goodwill .................................................                    60               105,202
Other intangibles ........................................                    --                94,044
Other assets .............................................                    --                21,547
                                                                 ---------------       ---------------
          Total assets ...................................       $       151,399       $       528,677
                                                                 ===============       ===============

LIABILITIES AND EQUITIES

Current liabilities:

  Accounts payable .......................................                   307                53,308
  Accrued expenses .......................................                 1,021                24,995
                                                                 ---------------       ---------------
          Total current liabilities ......................                 1,328                78,303

Employee benefits and other liabilities ..................                 1,080                29,493
Minority interests .......................................                    21                    29

Equities:
  Contributed capital ....................................                98,274               367,288
  Retained earnings ......................................                50,696                53,564
                                                                 ---------------       ---------------
          Total equities .................................               148,970               420,852
                                                                 ---------------       ---------------
Commitments and contingencies

Total liabilities and equities ...........................       $       151,399       $       528,677
                                                                 ===============       ===============


          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        2003                   2002
                                                   ---------------        ---------------
                                                              ($ IN THOUSANDS)
                                                                 (UNAUDITED)
Net sales ..................................       $        12,628        $       214,863
Cost of sales ..............................                16,650                177,993
                                                   ---------------        ---------------
Gross profit (loss) ........................                (4,022)                36,870

Selling, general and administrative ........                   216                 27,814
                                                   ---------------        ---------------
(Loss) earnings from operations ............                (4,238)                 9,056

Interest expense (income), net .............                     3                   (288)
Gain on legal settlements ..................                  (868)                    --

Gain on sale of investment .................                  (500)                    --
Equity in loss of affiliated companies .....                     3                    161
Minority interest in (loss) earnings of
  subsidiaries .............................                    (8)                    67
                                                   ---------------        ---------------
Net (loss) earnings ........................       $        (2,868)       $         9,116
                                                   ===============        ===============


          See accompanying notes to consolidated financial statements.

                               PURINA MILLS, LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    2003                    2002
                                                                               ---------------        ---------------
                                                                                          ($ IN THOUSANDS)
                                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings ..................................................       $        (2,868)       $         9,116
  Adjustments to reconcile net (loss) earnings to net cash
     provided by operating activities:
     Depreciation and amortization .....................................                 6,083                  7,798
     Increase in other assets ..........................................                    --                   (964)
     (Decrease) increase in other liabilities ..........................                  (569)                   972
     Equity in loss of affiliated companies ............................                     3                    161
     Minority interests ................................................                    (8)                    67
     Gain on sale of investment ........................................                  (500)                    --
     Loss on sale of property, plant and equipment .....................                   106                     --
     Other .............................................................                   (96)                    --
  Changes in current assets and liabilities, net of acquisitions and divestitures:
     Receivables .......................................................                   230                 11,279
     Inventories .......................................................                   785                  1,482
     Other current assets ..............................................                   935                    412
     Accounts payable ..................................................                  (328)                (7,152)
     Accrued expenses ..................................................                  (852)                (1,138)
                                                                               ---------------        ---------------
  Net cash provided by operating activities ............................                 2,921                 22,033

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...........................                    --                 (2,895)
  Payments for investments .............................................                    --                     (8)
  Dividends from affiliated companies ..................................                   375                     --
  Proceeds from sale of investments ....................................                 3,000                     --
  Proceeds from sale of property, plant and equipment ..................                    34                     --
                                                                               ---------------        ---------------
    Net cash provided (used) by investing activities ...................                 3,409                 (2,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable to Land O'Lakes Farmland Feed LLC ...........                    --                (30,694)
  Cash distribution to parent ..........................................               (12,908)                    --
  Other ................................................................                    --                     23
                                                                               ---------------        ---------------
  Net cash used by financing activities ................................               (12,908)               (30,671)
                                                                               ---------------        ---------------
  Net decrease in cash and short-term investments ......................                (6,578)               (11,541)
Cash and short-term investments at beginning of period .................                 6,654                 14,370
                                                                               ---------------        ---------------
Cash and short-term investments at end of period .......................       $            76        $         2,829
                                                                               ===============        ===============


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

    Since October 2001, Land O'Lakes Farmland Feed has been integrating the Company's operations into its own to decrease operating costs and to generate other integration-related synergies. In January 2003, Nestle Purina PetCare Company ("NPPC") consented to the transfer of the Purina license from the Company to Land O'Lakes Farmland Feed. This transfer granted Land O'Lakes Farmland Feed the exclusive right to use the Purina, Chow and the "Checkerboard" Nine Square logo on a perpetual, royalty-free basis. In connection with the transfer of the Purina license beginning January 1, 2003, the Company also transferred most of its operations and distributed most of its net assets to its parent, Land O'Lakes Farmland Feed. At March 31, 2003, the Company still owns a significant amount of property, plant, and equipment assets which generated no revenue for the Company, as these assets are operated and controlled by Land O'Lakes Farmland Feed.

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

4.  SUPPLEMENTAL CASH FLOW INFORMATION

     On January 1, 2003, in connection with the transfer of the Purina license, the Company distributed net assets to Land O' Lakes Farmland Feed through a non-cash transaction. These net assets totaled $256.1 million and are summarized as follows:

                                                AT JANUARY 1,
                                                    2003
                                               ---------------
Current assets .........................       $       131,911
Investments.............................                 1,142
Property, plant, and equipment, net ....                 6,015
Goodwill and other intangibles, net ....               199,186
Other assets ...........................                21,491
Current liabilities ....................               (75,796)
Other noncurrent liabilities ...........               (27,843)
                                               ---------------
Total  net assets distributed ..........       $       256,106
                                               ===============

5.  RECEIVABLES

    A summary of receivables is as follows:

                                                      MARCH 31,        DECEMBER 31,
                                                        2003               2002
                                                    ------------       ------------
Trade receivables ...........................       $        484       $        345
Notes from sale of trade receivables (see
Note 6)......................................                 --             26,717
Other .......................................                661              3,002
                                                    ------------       ------------
                                                           1,145             30,064
Less allowance for doubtful accounts ........                 25              6,074
                                                    ------------       ------------
Total receivables, net ......................       $      1,120       $     23,990
                                                    ============       ============

6.  RECEIVABLES PURCHASE FACILITY

    In December 2001, the Company along with Land O'Lakes, Inc. and Land O'Lakes Farmland Feed, established a $100.0 million receivables purchase facility with CoBank, ACB ("CoBank"). A wholly-owned, unconsolidated special purpose entity ("SPE") was established to purchase certain receivables from the Company, Land O'Lakes and Land O'Lakes Farmland Feed. CoBank had been granted an interest in the pool of receivables owned by the SPE. Transfers of receivables from the Company to the SPE were structured as sales and, accordingly, the receivables transferred to the SPE were not reflected in the consolidated balance sheet. In 2003, the Company's receivables, except for receivables of its wholly-owned and majority-owned subsidiaries and limited liability companies, were distributed to the parent company, Land O'Lakes Farmland Feed. The total accounts receivable sold by the Company during the three months ended March 31, 2003 and 2002 were $0.0 million and $235.6 million, respectively.

7.  INVENTORIES

    A summary of inventories is as follows:

                               MARCH 31,        DECEMBER 31,
                                 2003               2002
                             ------------       ------------
Raw materials ........       $        944       $     33,207
Finished goods .......                775             14,413
                             ------------       ------------
Total inventories ....       $      1,719       $     47,620
                             ============       ============


8.  INVESTMENTS

    The Company's investments are as follows:

                                            MARCH 31,        DECEMBER 31,
                                              2003               2002
                                          ------------       ------------
Y-Not, LLC ........................       $        611       $        579
Eastern Block, Inc. ...............                561                524
Eastgate Feed and Grain, LLC ......                316                296
Harmony Farms, LLC ................                 --              2,435
ESSV, LLC .........................                 --                893
Other .............................                197                764
                                          ------------       ------------
Total investments .................       $      1,685       $      5,491
                                          ============       ============

During the three months ended March 31, 2003, the Company sold its interest in Harmony Farms, LLC and ESSV, LLC for $3.0 million in cash and recorded a $0.5 million gain on the sale. During the first quarter of 2003 certain other investments were distributed to the Company's parent, Land O'Lakes Farmland Feed.

9.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL The changes in the carrying amount of goodwill for the three months ended March 31, 2003, are as follows:

Balance as of January 1, 2003 .....       $       105,202
Distribution to parent company ....              (105,142)
                                          ---------------
Balance as of March 31, 2003 ......       $            60
                                          ===============

    During the first quarter of 2003, goodwill for the Company was distributed to the parent company, Land O'Lakes Farmland Feed.

OTHER INTANGIBLE ASSETS A summary of other intangible assets is as follows:

                                                                                    MARCH 31,         DECEMBER 31,
                                                                                      2003                2002
                                                                                  -------------       -------------
Amortized other intangible assets:

  Patents, less accumulated amortization of $0 and $1,395, respectively ...       $          --       $      14,978
  Other intangible assets, less accumulated amortization of $0 and
    $670, respectively ....................................................                  --               2,103
                                                                                  -------------       -------------
Total amortized other intangible assets ...................................                  --              17,081
Total non-amortized other intangible assets-trademarks ....................                  --              76,963
                                                                                  -------------       -------------
Total other intangible assets .............................................       $          --       $      94,044
                                                                                  =============       =============

    Amortization expense for the three months ended March 31, 2003 and 2002 was $0.0 million and $0.4 million, respectively. In the first quarter of 2003, other intangible assets of the Company were distributed to the parent company, Land O'Lakes Farmland Feed.

10.  GAIN ON LEGAL SETTLEMENTS

        The Company recognized a gain on legal settlements of $0.9 million and $0.0 million for the three months ended March 31, 2003 and 2002, respectively, related to the litigation with vitamin product suppliers against whom the Company alleged certain price-fixing claims.

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

    The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods indicated, are as follows:

                           THREE
                        MONTHS ENDED         YEAR ENDED
                          MARCH 31,         DECEMBER 31,
                            2003                2002
                        ------------        ------------
Total assets ....       $      1,858        $      1,933
Net sales .......                513               1,859
Net loss ........                (24)               (625)

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

12.  RELATED PARTY TRANSACTIONS

    The Company records depreciation expense for property, plant, and equipment assets which are used by the parent company, Land O'Lakes Farmland Feed, to conduct its business. The Company receives no reimbursement for this expense, which was $6.1 million for the three months ended March 31, 2003.

    For the three months ended March 31, 2003, the Company did not pay for certain selling, general and administrative expenses. These costs include sales and marketing support, corporate and other administrative and management costs which were paid for and expensed by Land O'Lakes Farmland Feed.

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


                                         LAND O'LAKES, INC.


                                         By  /s/ Daniel Knutson
                                             -----------------------------------
                                             Daniel Knutson
                                             Senior Vice President and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)