Form 10-Q
period 2004-03-31
LAND O LAKES INC
filed 2004-05-13
CIK 1032562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2004*

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _________ to ________.

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

      The number of shares of the registrant's common stock outstanding as of April 30, 2004: 1,081 shares of Class A common stock, 4,698 shares of Class B common stock, 189 shares of Class C common stock, and 1,274 shares of Class D common stock.

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

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION...........................................................................        3

Item I. Financial Statements.............................................................................        3

LAND O'LAKES, INC.
Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003.......................        3
Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited).....        4
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited).....        5
Notes to Consolidated Financial Statements (unaudited)...................................................        6

LAND O'LAKES FARMLAND FEED LLC
Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003.......................       18
Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited).....       19
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited).....       20
Notes to Consolidated Financial Statements (unaudited)...................................................       21

PURINA MILLS, LLC
Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003.......................       31
Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited).....       32
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited).....       33
Notes to Consolidated Financial Statements (unaudited)...................................................       34

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........       37

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................       52

Item 4.  Controls and Procedures.........................................................................       53

PART II.  OTHER INFORMATION..............................................................................       53

Item 1.  Legal Proceedings...............................................................................       53

Item 6.  Exhibits and Reports on Form 8-K................................................................       54

SIGNATURES...............................................................................................       55

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,      DECEMBER 31,
                                                                                  2004            2003
                                                                              ------------    ------------
                                                                                    ($ IN THOUSANDS)
                                                                              (UNAUDITED)
ASSETS

Current assets:
  Cash and short-term investments .........................................   $     21,530    $    110,274
  Restricted cash .........................................................         20,167          20,118
  Receivables, net ........................................................        603,729         640,146
  Inventories .............................................................        530,140         496,776
  Prepaid expenses ........................................................         46,005         246,373
  Other current assets ....................................................         38,102          42,006
                                                                              ------------    ------------
          Total current assets ............................................      1,259,673       1,555,693

Investments ...............................................................        514,084         506,641
Property, plant and equipment, net ........................................        619,986         624,631
Property under capital lease, net .........................................        107,464         109,145
Goodwill ..................................................................        370,863         373,083
Other intangibles .........................................................        102,030         102,938
Other assets ..............................................................        124,647         126,025
                                                                              ------------    ------------
          Total assets ....................................................   $  3,098,747    $  3,398,156
                                                                              ============    ============

LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations ........................................   $     55,529    $     80,703
  Current portion of long-term debt .......................................          9,378           7,841
  Current portion of obligations under capital lease ......................         10,066          10,399
  Accounts payable ........................................................        568,286         761,663
  Accrued expenses ........................................................        222,241         216,586
  Patronage refunds and other member equities payable .....................         15,480          19,449
                                                                              ------------    ------------
          Total current liabilities .......................................        880,980       1,096,641

Long-term debt ............................................................        942,907       1,065,382
Obligations under capital lease ...........................................         98,266          99,650
Employee benefits and other liabilities ...................................        181,568         177,088
Minority interests ........................................................         64,095          62,739

Equities:
  Capital stock ...........................................................          2,114           2,125
  Member equities .........................................................        890,891         882,547
  Accumulated other comprehensive loss ....................................        (65,617)        (65,617)
  Retained earnings .......................................................        103,543          77,601
                                                                              ------------    ------------
          Total equities ..................................................        930,931         896,656
                                                                              ------------    ------------
Commitments and contingencies
Total liabilities and equities ............................................   $  3,098,747    $  3,398,156
                                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  2004            2003
                                                                              ------------    ------------
                                                                                   ($ IN THOUSANDS)
                                                                                      (UNAUDITED)
Net sales .................................................................   $  2,011,287    $  1,454,452
Cost of sales .............................................................      1,810,830       1,328,903
                                                                              ------------    ------------
Gross profit ..............................................................        200,457         125,549

Selling, general and administrative .......................................        134,900         117,441
Restructuring and impairment charges ......................................            900           1,092
                                                                              ------------    ------------
Earnings from operations ..................................................         64,657           7,016

Interest expense, net .....................................................         23,701          19,913
Gain on legal settlements .................................................         (4,524)         (8,889)
Other (income) expense, net ...............................................         (1,587)           (500)
Equity in (earnings) loss of affiliated companies .........................        (17,414)            983
Minority interest in earnings of subsidiaries .............................          1,400           1,489
                                                                              ------------    ------------
Earnings (loss) before income taxes .......................................         63,081          (5,980)
Income tax expense (benefit) ..............................................         16,552          (5,609)
                                                                              ------------    ------------
Net earnings (loss) .......................................................   $     46,529    $       (371)
                                                                              ============    ============

Applied to:
  Member equities
     Allocated patronage refunds ..........................................   $     21,284    $      9,794
     Deferred equities ....................................................           (623)        (13,893)
                                                                              ------------    ------------
                                                                                    20,661          (4,099)
  Retained earnings .......................................................         25,868           3,728
                                                                              ------------    ------------
                                                                              $     46,529    $       (371)
                                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  2004            2003
                                                                              ------------    ------------
                                                                                   ($ IN THOUSANDS)
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) .....................................................   $     46,529    $       (371)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
     Depreciation and amortization ........................................         27,560          26,642
     Amortization of deferred financing charges ...........................          2,561             913
     Bad debt expense .....................................................            379             691
     Proceeds from patronage revolvement received .........................          1,334              10
     Non-cash patronage income ............................................           (412)           (209)
     Receivable from legal settlement .....................................             --          96,707
     Deferred income tax benefit ..........................................           (865)             --
     Decrease in other assets .............................................          2,269           1,709
     (Decrease) increase in other liabilities .............................           (370)          2,096
     Restructuring and impairment charges .................................            900           1,092
     Gain on divestiture of business ......................................         (1,664)             --
     Equity in (earnings) loss of affiliated companies ....................        (17,414)            983
     Minority interests ...................................................          1,400           1,489
     Other ................................................................           (282)         (1,229)
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
     Receivables ..........................................................         33,854          62,553
     Inventories ..........................................................        (33,186)        (47,777)
     Other current assets .................................................        198,963          92,304
     Accounts payable .....................................................       (193,545)       (192,201)
     Accrued expenses .....................................................         10,448          (6,537)
                                                                              ------------    ------------
  Net cash provided by operating activities ...............................         78,459          38,865

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ..............................        (20,574)        (16,120)
  Payments for investments ................................................           (148)         (8,800)
  Proceeds from divestiture of business ...................................          7,500              --
  Proceeds from sale of investments .......................................          1,983           3,000
  Proceeds from sale of property, plant and equipment .....................          2,703           1,562
  Dividends from investments in affiliated companies ......................          8,671           1,737
  Increase in restricted cash .............................................            (49)             --
  Other ...................................................................            525           2,581
                                                                              ------------    ------------
  Net cash provided (used) by investing activities ........................            611         (16,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt ..................................        (25,126)         24,768
  Proceeds from issuance of long-term debt ................................         17,605             425
  Principal payments on long-term debt ....................................       (137,646)        (61,934)
  Principal payments on obligations under capital lease ...................         (2,524)         (2,217)
  Payments for redemption of member equities ..............................        (16,308)        (15,331)
  Payments for debt issuance costs ........................................         (3,953)             --
  Other ...................................................................            138           1,349
                                                                              ------------    ------------
  Net cash used by financing activities ...................................       (167,814)        (52,940)
                                                                              ------------    ------------
  Net decrease in cash and short-term investments .........................        (88,744)        (30,115)
Cash and short-term investments at beginning of period ....................        110,274          64,327
                                                                              ------------    ------------
Cash and short-term investments at end of period ..........................   $     21,530    $     34,212
                                                                              ============    ============

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during periods for:
  Interest ................................................................   $     14,800    $     14,610
  Income taxes paid (recovered) ...........................................   $        160    $     (4,198)

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated financial statements reflect, in the opinion of the management of Land O'Lakes, Inc. (the "Company"), all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-K. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS

      In May, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement was effective for the Company as of January 1, 2004. The adoption of this standard did not have a material impact on the Company.

      In December 2003, the FASB revised Statement of Financial Accounting Standards 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement revises the disclosures about pension and other postretirement benefit plans. It requires additional disclosure regarding changes in benefit obligations and fair value of plan assets. The statement was effective for the Company as of December 31, 2003. The Company adopted this Statement for the year ended December 31, 2003, and has provided the interim disclosures in Note 10, Pension and Other Postretirement Plans.

      On January 12, 2004, the FASB issued FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The position permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Regardless of whether a sponsor elects that deferral, the position requires certain disclosures pending further consideration of the underlying accounting issues. The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting. The Company's measures of its accumulated projected benefit obligation and net periodic postretirement benefit costs as of and for the three months ended March 31, 2004 do not reflect the effect of the Act.

2. MOARK LLC CONSOLIDATION AND PLANNED ACQUISITION OF MINORITY INTEREST

      At December 31, 2002, the Company carried its 50% ownership interest in MoArk under the equity method with an investment balance of $44.7 million. Osborne Investments, LLC ("Osborne") owned the remaining interest in MoArk. In the three months ended March 31, 2003, the Company increased its ownership from 50% to 57.5% with an additional investment of $7.8 million. In addition, the Company has the right to acquire (and Osborne has the right to require the Company to acquire) the remaining 42.5% of MoArk owned by Osborne by making a $42.2 million minimum payment in 2007.

      In accordance with the provisions of FASB Interpretation No. 46, effective July 1, 2003, the Company consolidated MoArk into its financial statements. Although Osborne has a 42.5% ownership interest in MoArk, the Company continues to be allocated 100% of the income or loss from the operations of MoArk (other than on capital transactions involving a realized gain or loss on intangible assets, which are allocated 50/50). In addition to consolidating MoArk, the Company has presumed for accounting purposes that it will acquire the remaining 42.5% in 2007. Effective July 1, 2003, the Company recorded this presumed $42.2 million payment as a long-term liability in the consolidated balance sheet as "employee benefits and other liabilities" at a present value of $31.6 million using an effective interest rate of 7%. The present value of this liability is $33.2 million at March 31, 2004.

3. RESTRICTED CASH

      On March 28, 2003, Cheese and Protein International LLC ("CPI"), a 96.5%-owned consolidated subsidiary, amended its lease for property and equipment relating to its cheese manufacturing and whey processing plant in Tulare, California. The amendment postponed the measurement of the fixed charge coverage ratio requirement contained in the lease until March 2005. The amendment requires Land O'Lakes to maintain a $20 million cash account (which may be replaced by a letter of credit at the Company's option) to support the lease. The cash account or letter of credit would only be drawn upon in the event of a CPI default and would reduce amounts otherwise due under the lease. The requirement can be lifted pending the achievement of certain financial targets by CPI.

4. RECEIVABLES

      A summary of receivables is as follows:

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2004            2003
                                                                              ------------    ------------
Trade accounts ............................................................   $    393,567    $    344,371
Notes and contracts .......................................................         66,288          63,984
Notes from sale of trade receivables (see Note 5)..........................         86,340         155,191
Other .....................................................................         75,746          96,152
                                                                              ------------    ------------
                                                                                   621,941         659,698
Less allowance for doubtful accounts ......................................         18,212          19,552
                                                                              ------------    ------------
Total receivables, net ....................................................   $    603,729    $    640,146
                                                                              ============    ============

      A substantial portion of Land O'Lakes receivables is concentrated in agriculture, as well as wholesale and retail food industries. Collections of these receivables may be dependent upon economic returns in these industries. The Company's credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.

5. RECEIVABLES PURCHASE FACILITY

      In December 2001, the Company established a $100 million receivables purchase facility with CoBank, ACB ("CoBank"). In March 2004, the facility was expanded to $200 million. A wholly-owned, unconsolidated special purpose entity ("SPE") has been established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheet. However, the Company retains credit risk related to the repayment of the notes receivable with the SPE, which, in turn, is dependent upon the credit risk of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At March 31, 2004, $120 million was outstanding under this facility and $20 million was outstanding under this facility at December 31, 2003. The total accounts receivable sold during the three months ended March 31, 2004 and 2003 were $710 million and $673 million, respectively.

6. INVENTORIES

      A summary of inventories is as follows:

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2004            2003
                                                                              ------------    ------------
Raw materials .............................................................   $    154,709    $    159,511
Work in process ...........................................................         43,613          33,734
Finished goods ............................................................        331,818         303,531
                                                                              ------------    ------------
Total inventories .........................................................   $    530,140    $    496,776
                                                                              ============    ============

7. INVESTMENTS

      A summary of investments is as follows:

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2004            2003
                                                                              ------------    ------------
CF Industries, Inc.........................................................   $    249,502    $    249,502
Agriliance LLC.............................................................         98,790          92,134
Ag Processing Inc..........................................................         38,162          37,941
Advanced Food Products LLC.................................................         28,642          27,494
CoBank, ACB................................................................         17,313          18,583
Universal Cooperatives.....................................................          8,224           8,224
Melrose Dairy Proteins, LLC................................................          7,905           6,623
Agronomy Company of Canada Ltd.............................................          7,515           7,954
Prairie Farms Dairy, Inc...................................................          5,305           5,125
MoArk/Fort Recovery Egg Marketing, LLC.....................................          2,646           2,210
Other -- principally cooperatives and joint ventures.......................         50,080          48,851
                                                                              ------------    ------------
Total investments..........................................................   $    514,084    $    506,641
                                                                              ============    ============

      During the three months ended March 31, 2004, the Company sold its investment in a swine joint venture for $2.0 million in cash.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The carrying amount of goodwill is as follows:

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2004            2003
                                                                              ------------    ------------
Dairy Foods ...............................................................   $     66,259    $     66,259
Feed ......................................................................        150,734         150,922
Seed ......................................................................         11,896          12,405
Agronomy ..................................................................         62,210          63,733
Layers ....................................................................         79,764          79,764
                                                                              ------------    ------------
Total goodwill ............................................................   $    370,863    $    373,083
                                                                              ============    ============

      The decrease in goodwill of $2.2 million resulted from amortization associated with investments in joint ventures and cooperatives of $1.7 million and an impairment of $0.5 million in the seed segment.

OTHER INTANGIBLE ASSETS

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2004            2003
                                                                              ------------    ------------
Amortized other intangible assets:
  Patents, less accumulated amortization
     of $2,922 and $2,622, respectively ...................................   $     13,847    $     14,147
  Trademarks, less accumulated amortization of
     $2,134 and $2,044, respectively ......................................          2,207           2,296
  Other intangible assets, less accumulated
     amortization of $13,356 and $12,783, respectively.....................          9,351           9,870
                                                                              ------------    ------------
Total amortized other intangible assets ...................................         25,405          26,313
Total non-amortized other intangible assets - trademarks...................         76,625          76,625
                                                                              ------------    ------------
Total other intangible assets .............................................   $    102,030    $    102,938
                                                                              ============    ============

      Amortization expense for the three months ended March 31, 2004 and 2003 was $1.0 million and $1.1 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.5 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 10 years.

9. DEBT OBLIGATIONS

      The Company had notes and short-term obligations of $55.5 million at March 31, 2004 and $80.7 million at December 31, 2003. The Company also has a $185 million revolving credit facility due January, 2007, with variable interest based on LIBOR. There were no borrowings under this facility as of March 31, 2004.

      A summary of long-term debt is as follows:

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2004            2003
                                                                              ------------    ------------
Term A Loan - quarterly installments through 2006 (variable rate based on
  LIBOR) ..................................................................   $         --    $     92,473
Term B Loan - quarterly installments through 2008 (variable rate based on
  LIBOR) ..................................................................        118,373         152,374
Senior unsecured notes - due 2011 (8.75%) .................................        350,000         350,000
Senior secured notes - due 2010 (9.00%)....................................        175,000         175,000
MoArk LLC debt - due 2004 through 2023 (6.06% weighted average) ...........         80,455          75,785
Industrial development revenue bonds and other secured notes payable - due
  2004 through 2016 (1.1% to 5.5%) ........................................         14,934          14,940
Capital Securities of Trust Subsidiary - due due 2028 (7.45%) .............        190,700         190,700
Other debt ................................................................         22,823          21,951
                                                                              ------------    ------------
                                                                                   952,285       1,073,223
Less current portion ......................................................          9,378           7,841
                                                                              ------------    ------------
Total long-term debt ......................................................   $    942,907    $  1,065,382
                                                                              ============    ============

      In the three months ended March 31, 2004, the Company amended its receivables securitization facility which expanded the facility from $100 million to $200 million. The incremental proceeds from the expansion were used to make prepayments on the term loans. A mandatory $76.0 million payment in full was made for Term A loan and a $24.0 million partial repayment was made for Term B loan. Additional prepayments made in the three months ended March 31, 2004 were $16.5 million for Term A loan and $10.0 million for Term B loan. The weighted average interest rates on short-term borrowings and notes outstanding at March 31, 2004 and December 31, 2003 were 3.40% and 3.56%, respectively.

      Borrowings under the revolving credit facility and the term loans bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins depend on Land O'Lakes leverage ratio in the case of the revolving credit facility. The margin on the Term B loan is fixed at 350 basis points over LIBOR. Based upon Land O'Lakes leverage ratio as of March 31, 2004, the LIBOR margin for the revolving credit facility is 250 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of Land O'Lakes. As of March 31, 2004, the interest rate on the Term B loan was 4.59%.

      In April and May, 2004, the Company entered into three $50 million fixed-to-floating interest rate swap agreements, designated as fair value hedges, in an effort to return to historical exposure levels for floating interest rate debt. These swaps mirror the terms of the 8.75% notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points.

10. PENSION AND OTHER POSTRETIREMENT PLANS

      The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended March 31:

                                                                                    OTHER POSTRETIREMENT
                                                      PENSION BENEFITS                   BENEFITS
                                                    2004            2003            2004           2003
                                                ------------    ------------    ------------   ------------
Service cost ................................   $      5,250    $      4,147    $        250   $        201
Interest cost ...............................          7,050           6,792           1,050          1,088
Expected return on assets ...................         (8,175)         (8,202)             --             --
Amortization of actuarial loss ..............          1,875             443             650            542
Amortization of prior service cost ..........            200             211              75             67
Amortization of transition obligation .......             --              --             150            161
                                                ------------    ------------    ------------   ------------
Net periodic benefit cost ...................   $      6,200    $      3,391    $      2,175   $      2,059
                                                ============    ============    ============   ============

      The Company expects to contribute approximately $12 million to its defined benefit pension plans and $7 million to its other postretirement benefits plans in 2004. During the three months ended March 31, 2004, the Company contributed $0.6 million to its defined benefit pension plans and $1.6 million to its other postretirement benefits plans.

11. RESTRUCTURING AND IMPAIRMENT CHARGES

RESTRUCTURING CHARGES

      For the three months ended March 31, 2004, the dairy foods segment recorded a restructuring charge of $0.4 million for employees' severance related to the impending closure of a facility in Volga, South Dakota. For the three months ended March 31, 2003, the dairy foods segment recorded a restructuring charge of $1.0 million which represented severance costs for 44 employees as a result of closing an Upper Midwest whey production facility. The balance remaining to be paid at March 31, 2004 for employee and severance outplacement costs was $3.2 million.

IMPAIRMENT CHARGES

      For the three months ended March 31, 2004, the seed segment recorded a goodwill impairment charge of $0.5 million. For the three months ended March 31, 2003, the Company recorded impairment charges of $0.1 million in the feed segment for write downs of certain plant assets to their estimated fair value.

12. GAIN ON LEGAL SETTLEMENTS

      During the three months ended March 31, 2004 and 2003, the Company recognized a gain on legal settlements of $4.5 million and $8.9 million, respectively. The gains represent cash received from product suppliers against whom the Company alleged certain price-fixing claims.

13. OTHER (INCOME) EXPENSE, NET

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  2004             2003
                                                                              ------------   -------------
Loss (gain) on sale of investments ........................................   $         77    $       (500)
Gain on divestiture of business ...........................................         (1,664)             --
                                                                              ------------    ------------
Total other (income) expense, net .........................................   $     (1,587)   $       (500)
                                                                              ============    ============

      During the three months ended March 31, 2004, the Company recorded a $0.1 million loss on the sale of an investment in the swine segment. During the three months ended March 31, 2003, the Company recorded a $0.5 million gain on sale of an investment in a swine joint venture within the Feed segment.

      During the three months ended March 31, 2004, the divestiture of QC, Inc., an environmental, dairy and food testing company, resulted in a gain of $1.7 million.

14. SEGMENT INFORMATION

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

      The layers segment consists of the Company's MoArk joint venture, which was consolidated as of July 1, 2003. MoArk produces and markets shell eggs and egg products that are sold at retail and wholesale for consumer and industrial use throughout the United States.

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


                                                          DAIRY FOODS        FEED           SEED         SWINE
                                                          -----------    -----------    -----------   -----------
FOR THE THREE MONTHS ENDED
MARCH 31, 2004
  Net sales ...........................................   $   899,088    $   676,979    $   243,367   $    22,498
  Cost of sales (1) ...................................       840,469        600,900        212,549        22,485
  Selling, general and administrative .................        43,223         62,375         14,343         1,569
  Restructuring and impairment charges ................           400             --            500            --
  Interest expense (income), net ......................         7,094          7,367          2,060         1,691
  Gain on legal settlements ...........................           (91)        (4,433)            --            --
  Other (income) expense, net .........................        (1,664)            --             --            77
  Equity in (earnings) loss of affiliated companies ...        (2,812)          (552)            --           (32)
  Minority interest in earnings of subsidiaries .......            --          1,400             --            --
                                                          -----------    -----------    -----------   -----------
  Earnings (loss) before income taxes .................   $    12,469    $     9,922    $    13,915   $    (3,292)
                                                          ===========    ===========    ===========   ===========

FOR THE THREE MONTHS ENDED
MARCH 31, 2003
  Net sales ...........................................   $   636,670    $   602,466    $   191,895   $    21,165
  Cost of sales (1) ...................................       608,832        529,929        166,834        22,236
  Selling, general and administrative .................        39,462         58,006         12,870         1,317
  Restructuring and impairment charges ................         1,000             92             --            --
  Interest expense (income), net ......................         6,322          7,752          1,569         1,318
  Gain on legal settlements ...........................            --         (8,889)            --            --
  Other (income) expense, net .........................            --           (500)            --            --
  Equity in loss (earnings) of affiliated companies ...           630           (556)            --           365
  Minority interest in earnings of subsidiaries .......            --          1,489             --            --
                                                          -----------    -----------    -----------   -----------
  (Loss) earnings before income taxes .................   $   (19,576)   $    15,143    $    10,622   $    (4,071)
                                                          ===========    ===========    ===========   ===========

(1) Cost of sales includes unrealized hedging (gains) losses of:

For the three months ended March 31,
    2004...............................................   $    (8,465)   $    (5,483)   $     2,853   $        (5)
For the three months ended March 31,
    2003...............................................          (428)        (1,491)           207        (1,059)

                                                                                          OTHER/
                                                           AGRONOMY         LAYERS      ELIMINATION    CONSOLIDATED
                                                          -----------    -----------    -----------    ------------
FOR THE THREE MONTHS ENDED
MARCH 31, 2004
  Net sales ...........................................     $      --    $   175,359    $    (6,004)   $ 2,011,287
  Cost of sales (1) ...................................            --        140,431         (6,004)     1,810,830
  Selling, general and administrative .................         3,791          9,497            102        134,900
  Restructuring and impairment charges ................            --             --             --            900
  Interest expense (income), net ......................         2,342          3,860           (713)        23,701
  Gain on legal settlements ...........................            --             --             --         (4,524)
  Other (income) expense, net .........................            --             --             --         (1,587)
  Equity in (earnings) loss of affiliated companies ...        (6,217)        (7,808)             7        (17,414)
  Minority interest in earnings of subsidiaries .......            --             --             --          1,400
                                                          -----------    -----------    -----------    -----------
  Earnings (loss) before income taxes .................   $        84    $    29,379    $       604    $    63,081
                                                          ===========    ===========    ===========    ===========

FOR THE THREE MONTHS ENDED
MARCH 31, 2003
  Net sales ...........................................    $       --       $     --    $     2,256    $ 1,454,452
  Cost of sales (1) ...................................            --             --          1,072      1,328,903
  Selling, general and administrative .................         3,326            488          1,972        117,441
  Restructuring and impairment charges ................            --             --             --          1,092
  Interest expense (income), net ......................         2,332          1,231           (611)        19,913
  Gain on legal settlements ...........................            --             --             --         (8,889)
  Other (income) expense, net .........................            --             --             --           (500)
  Equity in loss (earnings) of affiliated companies ...         3,147         (2,625)            22            983
  Minority interest in earnings of subsidiaries .......            --             --             --          1,489
                                                          -----------    -----------    -----------    -----------
  (Loss) earnings before income taxes .................   $    (8,805)   $       906    $      (199)   $    (5,980)
                                                          ===========    ===========    ===========    ===========

(1) Cost of sales includes unrealized hedging (gains) losses of:

For the three months ended March 31,
    2004......,,,,,....................................   $        --    $    (2,052)   $        --    $   (13,152)
For the three months ended March 31,
    2003...............................................            --             --             --         (2,771)

15. CONSOLIDATING FINANCIAL INFORMATION

      The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly-owned and majority-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

      The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of operations and cash flow information for Land O'Lakes, Guarantor Subsidiaries and Land O'Lakes other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2004

                                               LAND          WHOLLY-       MAJORITY-
                                           O'LAKES, INC.      OWNED          OWNED
                                               PARENT      CONSOLIDATED   CONSOLIDATED  NON-GUARANTOR
                                              COMPANY      GUARANTORS     GUARANTORS     SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                            -----------    -----------    -----------    -----------   ------------   ------------
                                                                ($ IN THOUSANDS)
                                                                   (UNAUDITED)
                                                               ASSETS
Current assets:
  Cash and short-term investments .......   $     9,071    $     5,903      $      --    $     6,556      $     --    $    21,530
  Restricted cash .......................        20,167             --             --             --            --         20,167
  Receivables, net ......................       494,069         67,890        189,782        121,508      (269,520)       603,729
  Inventories ...........................       277,192         47,529        144,044         61,375            --        530,140
  Prepaid expenses ......................        18,582            606         12,391         14,426            --         46,005
  Other current assets ..................        31,291          6,123             --            688            --         38,102
                                            -----------    -----------    -----------    -----------   -----------    -----------
    Total current assets ................       850,372        128,051        346,217        204,553      (269,520)     1,259,673
Investments .............................     1,343,938            354         18,943         12,596      (861,747)       514,084
Property, plant and equipment, net ......       237,508         16,995        219,358        146,125            --        619,986
Property under capital lease, net .......            --             --             31        107,433            --        107,464
Goodwill ................................       184,786             --        121,832         64,245            --        370,863
Other intangibles .......................         3,596            366         94,644          3,424            --        102,030
Other assets ............................        54,547          9,253         25,786         54,427       (19,366)       124,647
                                            -----------    -----------    -----------    -----------   -----------    -----------
    Total assets ........................   $ 2,674,747    $   155,019    $   826,811    $   592,803   $(1,150,633)   $ 3,098,747
                                            ===========    ===========    ===========    ===========   ===========    ===========

                                                      LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations ......   $   116,783    $     2,954    $       183    $    93,636   $  (158,027)   $    55,529
  Current portion of long-term debt .....         1,512         51,643             --          7,697       (51,474)         9,378
  Current portion of obligations under
    capital lease .......................            --             --             --         10,066            --         10,066
  Accounts payable ......................       399,566         64,968        108,049         50,944       (55,241)       568,286
  Accrued expenses ......................       161,601         30,815         26,259         18,710       (15,144)       222,241
  Patronage refunds and other member
    equities payable ....................        15,480             --             --             --            --         15,480
                                            -----------    -----------    -----------    -----------   -----------    -----------
   Total current liabilities.............       694,942        150,380        134,491        181,053      (279,886)       880,980
Long-term debt ..........................       859,441          9,708             --         82,758        (9,000)       942,907
Obligations under capital lease .........            --             --             12         98,254            --         98,266
Employee benefits and other liabilities .       133,875             --         29,410         18,283            --        181,568
Minority interests ......................        55,558             --          2,652          5,885            --         64,095
Equities:
  Capital stock .........................         2,114          1,215        502,444        104,307      (607,966)         2,114
  Member equities .......................       890,891             --             --             --            --        890,891
  Accumulated other comprehensive loss ..       (65,617)            --         (1,692)            --         1,692        (65,617)
  Retained earnings .....................       103,543         (6,284)       159,494        102,263      (255,473)       103,543
                                            -----------    -----------    -----------    -----------   -----------    -----------
    Total equities ......................       930,931         (5,069)       660,246        206,570      (861,747)       930,931
                                            -----------    -----------    -----------    -----------   -----------    -----------
Commitments and contingencies
Total liabilities and equities ..........   $ 2,674,747    $   155,019    $   826,811    $   592,803   $(1,150,633)   $ 3,098,747
                                            ===========    ===========    ===========    ===========   ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                               LAND          WHOLLY-       MAJORITY-
                                           O'LAKES, INC.      OWNED          OWNED
                                               PARENT      CONSOLIDATED   CONSOLIDATED  NON-GUARANTOR
                                              COMPANY      GUARANTORS     GUARANTORS     SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                            -----------    -----------    -----------    -----------   ------------   ------------
                                                                ($ IN THOUSANDS)
                                                                   (UNAUDITED)
Net sales ...............................   $ 1,041,596    $    78,792    $   646,734    $   244,165    $       --    $ 2,011,287
Cost of sales ...........................       958,163         68,772        573,536        210,359            --      1,810,830
                                            -----------    -----------    -----------    -----------   -----------    -----------
Gross profit ............................        83,433         10,020         73,198         33,806            --        200,457
Selling, general and administrative .....        59,926          3,784         60,073         11,117            --        134,900
Restructuring and impairment charges ....           900             --             --             --            --            900
                                            -----------    -----------    -----------    -----------   -----------    -----------
Earnings from operations ................        22,607          6,236         13,125         22,689            --         64,657
Interest expense (income), net ..........        21,474            776           (688)         2,139            --         23,701
Gain on legal settlements ...............        (4,235)            --           (289)            --            --         (4,524)
Other (income) expense, net .............        (1,587)            --             --             --            --         (1,587)
Equity in (earnings) loss of
  affiliated companies ..................       (53,119)            --           (542)        (7,808)       44,055        (17,414)
Minority interest in earnings of
  subsidiaries ..........................         1,222             --             --            178            --          1,400
                                            -----------    -----------    -----------    -----------   -----------    -----------
Earnings (loss) before income taxes .....        58,852          5,460         14,644         28,180       (44,055)        63,081
Income tax expense ......................        12,323             58             --          4,171            --         16,552
                                            -----------    -----------    -----------    -----------   -----------    -----------
Net earnings (loss) .....................   $    46,529    $     5,402    $    14,644    $    24,009   $   (44,055)   $    46,529
                                            ===========    ===========    ===========    ===========   ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                               LAND          WHOLLY-       MAJORITY-
                                           O'LAKES, INC.      OWNED          OWNED
                                               PARENT      CONSOLIDATED   CONSOLIDATED  NON-GUARANTOR
                                              COMPANY      GUARANTORS     GUARANTORS     SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                            -----------    -----------    -----------    -----------   ------------   ------------
                                                                ($ IN THOUSANDS)
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ....................  $    46,529    $     5,402    $    14,644    $    24,009    $   (44,055)   $    46,529
  Adjustments to reconcile net earnings
    (loss) to net cash (used) provided by
    operating activities:
    Depreciation and amortization ........       12,471            512          8,915          5,662             --         27,560
    Amortization of deferred financing
      costs ..............................        2,425             --             --            136             --          2,561
    Bad debt expense .....................          343             --             36             --             --            379
    Proceeds from patronage revolvement
      received ...........................        1,334             --             --             --             --          1,334
    Non-cash patronage income ............         (347)            --            (65)            --             --           (412)
    Deferred income tax expense ..........         (865)            --             --             --             --           (865)
    (Increase) decrease in other assets ..       (2,040)         1,110          1,455          1,657             87          2,269
    (Decrease) increase in other
      liabilities ........................         (581)        (1,256)           607            228            632           (370)
    Restructuring and impairment charges..          900             --             --             --             --            900
    Gain on divestiture of business ......       (1,664)            --             --             --             --         (1,664)
    Equity in (earnings) loss of
      affiliated companies ...............      (53,119)            --           (542)        (7,808)        44,055        (17,414)
    Minority interests ...................        1,222             --             --            178             --          1,400
    Other ................................          (75)            --           (207)            --             --           (282)
  Changes in current assets and
    liabilities, net of acquisitions and
    divestitures:
    Receivables ..........................      (73,538)        (8,762)         5,917            (29)       110,266         33,854
    Inventories ..........................      (11,140)        (1,548)       (12,017)        (8,481)            --        (33,186)
    Other current assets .................      206,281         (1,358)        (1,416)        (4,544)            --        198,963
    Accounts payable .....................     (171,728)         5,347         (2,189)        12,238        (37,213)      (193,545)
    Accrued expenses .....................       30,579          7,075        (12,565)           503        (15,144)        10,448
                                            -----------    -----------    -----------    -----------    -----------    -----------
  Net cash (used) provided by operating
    activities ...........................      (13,013)         6,522          2,573         23,749         58,628         78,459

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and
    equipment ............................       (4,479)            (5)        (2,508)       (13,582)            --        (20,574)
  Payments for investments ...............       (8,648)            --             --             --          8,500           (148)
  Net proceeds from divestiture of
    business .............................        7,500             --             --             --             --          7,500
  Proceeds from sale of investments ......        1,983             --             --             --             --          1,983
  Proceeds from sale of property, plant
    and equipment ........................        2,601             --            102             --             --          2,703
  Dividends from investments in
    affiliated companies .................        8,571             --            100             --             --          8,671
  Increase in restricted cash ............          (49)            --             --             --             --            (49)
  Other ..................................          810             --           (285)            --             --            525
                                            -----------    -----------    -----------    -----------    -----------    -----------
  Net cash provided (used) by
    investing activities .................        8,289             (5)        (2,591)       (13,582)         8,500            611

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term
    debt .................................       54,029             27             18        (20,572)       (58,628)       (25,126)
  Proceeds from issuance of long-term
    debt .................................       12,934             --             --          4,671             --         17,605
  Principal payments on long-term debt ...     (132,798)        (4,848)            --             --             --       (137,646)
  Principal payments on obligations
    under capital lease ..................           --             --             --         (2,524)            --         (2,524)
  Payments for redemption of member
    equities .............................      (16,308)            --             --             --             --        (16,308)
  Payments for debt issuance costs .......       (3,953)            --             --             --             --         (3,953)
  Other ..................................          138             --             --          8,500         (8,500)           138
                                            -----------    -----------    -----------    -----------    -----------    -----------
  Net cash (used) provided by financing
    activities ...........................      (85,958)        (4,821)            18         (9,925)       (67,128)      (167,814)
                                            -----------    -----------    -----------    -----------    -----------    -----------
  Net (decrease) increase in cash ........      (90,682)         1,696             --            242             --        (88,744)
Cash and short-term investments at
  beginning of period ....................       99,753          4,207             --          6,314             --        110,274
                                            -----------    -----------    -----------    -----------    -----------    -----------
Cash and short-term investments at end
  of period ..............................  $     9,071    $     5,903     $       --    $     6,556     $       --    $    21,530
                                            ===========    ===========    ===========    ===========    ===========    ===========

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003

                                               LAND          WHOLLY-       MAJORITY-
                                           O'LAKES, INC.      OWNED          OWNED
                                               PARENT      CONSOLIDATED   CONSOLIDATED  NON-GUARANTOR
                                              COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                            -----------    -----------    -----------    -----------   ------------   ------------
                                                                ($ IN THOUSANDS)
ASSETS
Current assets:
  Cash and short-term investments .......   $    99,753    $     4,207    $        --    $     6,314       $     --    $   110,274
  Restricted cash .......................        20,118             --             --             --             --         20,118
  Receivables, net ......................       403,237         82,097        194,002        120,064       (159,254)       640,146
  Inventories ...........................       265,874         45,981        132,027         52,894             --        496,776
  Prepaid expenses ......................       227,495          3,053         10,975          4,850             --        246,373
  Other current assets ..................        33,968          2,318             --          5,720             --         42,006
                                            -----------    -----------    -----------    -----------    -----------    -----------
       Total current assets .............     1,050,445        137,656        337,004        189,842       (159,254)     1,555,693
Investments .............................     1,311,131            223         18,587         11,227       (834,527)       506,641
Property, plant and equipment, net ......       246,803         13,357        228,100        136,371             --        624,631
Property under capital lease, net .......            --             --             31        109,114             --        109,145
Goodwill ................................       183,665          3,224        121,993         64,201             --        373,083
Other intangibles .......................         1,140          3,041         95,241          3,516             --        102,938
Other assets ............................        58,321          4,464         26,483         56,036        (19,279)       126,025
                                            -----------    -----------    -----------    -----------    -----------    -----------
       Total assets .....................   $ 2,851,505    $   161,965    $   827,439    $   570,307    $(1,013,060)   $ 3,398,156
                                            ===========    ===========    ===========    ===========    ===========    ===========

LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations ......   $    62,802    $     2,927    $       165    $   114,208    $   (99,399)   $    80,703
  Current portion of long-term debt .....         1,786         56,430             --          6,055        (56,430)         7,841
  Current portion of obligations under
    capital lease .......................            --             --             --         10,399             --         10,399
  Accounts payable ......................       566,170         59,621        110,238         38,706        (13,072)       761,663
  Accrued expenses ......................       135,815         23,740         38,824         18,207             --        216,586
  Patronage refunds and other member
    equities payable ....................        19,449             --             --             --             --         19,449
                                            -----------    -----------    -----------    -----------    -----------    -----------
       Total current liabilities.........       786,022        142,718        149,227        187,575       (168,901)     1,096,641
Long-term debt ..........................       984,884          9,769             --         79,729         (9,000)     1,065,382
Obligations under capital lease..........            --             --             14         99,636             --         99,650
Employee benefits and other liabilities .       129,606          1,256         28,803         18,055           (632)       177,088
Minority interests ......................        54,337             --          2,561          5,841             --         62,739
Equities:
  Capital stock .........................         2,125          1,216        502,506         95,745       (599,467)         2,125
  Member equities .......................       882,547             --             --             --             --        882,547
  Accumulated other comprehensive loss ..       (65,617)            --             --             --             --        (65,617)
  Retained earnings .....................        77,601          7,006        144,328         83,726       (235,060)        77,601
                                            -----------    -----------    -----------    -----------    -----------    -----------
       Total equities ...................       896,656          8,222        646,834        179,471       (834,527)       896,656
                                            -----------    -----------    -----------    -----------    -----------    -----------
Commitments and contingencies
Total liabilities and equities ..........   $ 2,851,505    $   161,965    $   827,439    $   570,307    $(1,013,060)   $ 3,398,156
                                            ===========    ===========    ===========    ===========    ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                               LAND          WHOLLY-       MAJORITY-
                                           O'LAKES, INC.      OWNED          OWNED
                                               PARENT      CONSOLIDATED   CONSOLIDATED  NON-GUARANTOR
                                              COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                            -----------    -----------    -----------    -----------   ------------   ------------
                                                                ($ IN THOUSANDS)
                                                                   (UNAUDITED)

Net sales ...............................   $   777,400    $    54,938    $   589,485    $    32,629     $       --    $ 1,454,452
Cost of sales ...........................       725,571         50,842        518,674         33,816             --      1,328,903
                                            -----------    -----------    -----------    -----------    -----------    -----------
Gross profit ............................        51,829          4,096         70,811         (1,187)            --        125,549

Selling, general and administrative .....        51,919          3,161         57,745          4,616             --        117,441
Restructuring and impairment charges ....         1,000             --             92             --             --          1,092
                                            -----------    -----------    -----------    -----------    -----------    -----------
(Loss) earnings from operations .........        (1,090)           935         12,974         (5,803)            --          7,016

Interest expense (income), net ..........        20,699            667         (1,127)          (326)            --         19,913
Gain on legal settlements ...............        (8,021)            --           (868)            --             --         (8,889)
Gain on sale of investment ..............            --             --           (500)            --             --           (500)
Equity in (earnings) loss of affiliated
  companies .............................       (10,948)            --           (547)            --         12,478            983
Minority interest in earnings (loss)
  of subsidiaries .......................         1,309             --             (4)           184             --          1,489
                                            -----------    -----------    -----------    -----------    -----------    -----------
(Loss) earnings before income taxes .....        (4,129)           268         16,020         (5,661)       (12,478)        (5,980)
Income tax (benefit) expense ............        (3,758)           282            162         (2,295)            --         (5,609)
                                            -----------    -----------    -----------    -----------    -----------    -----------
Net (loss) earnings .....................   $      (371)   $       (14)   $    15,858    $    (3,366)   $   (12,478)   $      (371)
                                            ===========    ===========    ===========    ===========    ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                               LAND          WHOLLY-       MAJORITY-
                                           O'LAKES, INC.      OWNED          OWNED
                                               PARENT      CONSOLIDATED   CONSOLIDATED  NON-GUARANTOR
                                              COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                            -----------    -----------    -----------    -----------   ------------   ------------
                                                                ($ IN THOUSANDS)
                                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net (loss) earnings ...................   $      (371)   $       (14)   $    15,858    $    (3,366)   $   (12,478)   $      (371)
  Adjustments to reconcile net (loss)
    earnings to net cash provided (used)
    by operating activities:
    Depreciation and amortization .......        15,670            574          9,870            528             --         26,642
    Amortization of deferred financing
      charges ...........................           913             --             --             --             --            913
    Bad debt expense ....................           191             --            500             --             --            691
    Proceeds from patronage revolvement
      received ..........................            10             --             --             --             --             10
    Non-cash patronage income ...........          (209)            --             --             --             --           (209)
    Receivable from legal settlement ....        90,707             --          6,000             --             --         96,707
    (Increase) decrease in other assets .        (8,037)         7,356           (564)        (2,024)         4,978          1,709
    Increase (decrease) in other
      liabilities .......................         3,516           (165)        (1,072)          (183)            --          2,096
    Restructuring and impairment
      charges ...........................         1,000             --             92             --             --          1,092
    Equity in loss (earnings) of
      affiliated companies ..............       (10,948)            --           (547)            --         12,478            983
    Minority interest ...................         1,309             --             (4)           184             --          1,489
    Other ...............................          (741)            --           (425)           (63)            --         (1,229)
  Changes in current assets and
    liabilities, net of acquisitions and
    divestitures:
    Receivables .........................       (38,951)         2,791         64,730         (2,685)        36,668         62,553
    Inventories .........................       (57,164)        18,600         (8,896)          (317)            --        (47,777)
    Other current assets ................        91,165          3,102         (1,942)           (21)            --         92,304
    Accounts payable ....................       (13,459)       (34,279)       (22,585)        (5,954)      (115,924)      (192,201)
    Accrued expenses ....................        (1,199)           (12)        (9,663)          (888)         5,225         (6,537)
                                            -----------    -----------    -----------    -----------    -----------    -----------
  Net cash provided (used) by operating
    activities ..........................        73,402         (2,047)        51,352        (14,789)       (69,053)        38,865

CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Additions to property, plant and
    equipment ...........................       (12,509)          (122)        (3,370)          (119)            --        (16,120)
  Payments for investments ..............       (13,797)            --             --           (348)         5,345         (8,800)
  Proceeds from sale of investments .....            --             --          3,000             --             --          3,000
  Proceeds from sale of property, plant
    and equipment .......................         1,562             --             --             --             --          1,562
  Dividends from investments in
    affiliated companies ................         1,737             --             --             --             --          1,737
  Other .................................            41             --          2,540             --             --          2,581
                                            -----------    -----------    -----------    -----------    -----------    -----------
  Net cash (used) provided by investing
    activities ..........................       (22,966)          (122)         2,170           (467)         5,345        (16,040)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease) increase in short-term
    debt ................................        (7,460)         3,494           (604)        13,452         15,886         24,768
  Proceeds from issuance of long-term
    debt ................................           424             --             --              1             --            425
  Payments on principal of long-term
    debt ................................       (61,916)           (18)       (52,593)          (632)        53,225        (61,934)
  Payments on principal of capital lease
    obligation ..........................            --             --             --         (2,217)            --         (2,217)
  Payments for redemption of member
    equities ............................       (15,331)            --             --             --             --        (15,331)
  Other .................................            51            (28)           765          5,964         (5,403)         1,349
                                            -----------    -----------    -----------    -----------    -----------    -----------
  Net cash (used) provided by financing
    activities ..........................       (84,232)         3,448        (52,432)        16,568         63,708        (52,940)
                                            -----------    -----------    -----------    -----------    -----------    -----------
  Net (decrease) increase in cash .......       (33,796)         1,279          1,090          1,312             --        (30,115)
Cash and short-term investments at
  beginning of period ...................        58,334          2,584         (1,461)         4,870             --         64,327
                                            -----------    -----------    -----------    -----------    -----------    -----------
Cash and short-term investments at end
  of period .............................   $    24,538    $     3,863    $      (371)   $     6,182     $       --    $    34,212
                                            ===========    ===========    ===========    ===========    ===========    ===========

                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,      DECEMBER 31,
                                                                                  2004            2003
                                                                              ------------    ------------
                                                                                    ($ IN THOUSANDS)
                                                                              (UNAUDITED)
ASSETS

Current assets:
  Cash and short-term investments .........................................   $        --     $         --
  Receivables, net ........................................................         85,530         142,207
  Inventories .............................................................        151,451         138,982
  Prepaid expenses and other current assets ...............................         16,886          11,234
  Note receivable - Land O'Lakes, Inc. ....................................        116,209          61,961
                                                                              ------------    ------------
          Total current assets ............................................        370,076         354,384
Investments ...............................................................         20,246          19,889
Property, plant and equipment, net ........................................        226,611         232,232
Goodwill ..................................................................        122,092         122,209
Other intangibles .........................................................         94,795          95,446
Other assets ..............................................................         25,876          29,149
                                                                              ------------    ------------
          Total assets ....................................................   $    859,696    $    853,309
                                                                              ============    ============

LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations ........................................   $        183    $        165
  Accounts payable ........................................................        119,339         113,981
  Accrued expenses ........................................................         27,483          41,086
                                                                              ------------    ------------
          Total current liabilities .......................................        147,005         155,232
Employee benefits and other liabilities ...................................         29,980          30,775
Minority interests ........................................................          6,194           6,059
Equities:
  Contributed capital .....................................................        515,376         515,376
  Accumulated other comprehensive loss ....................................         (1,692)         (1,692)
  Retained earnings .......................................................        162,833         147,559
                                                                              ------------    ------------
          Total equities ..................................................        676,517         661,243
                                                                              ------------    ------------
Commitments and contingencies

Total liabilities and equities ............................................   $    859,696    $    853,309
                                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  2004            2003
                                                                              ------------    ------------
                                                                                    ($ IN THOUSANDS)
                                                                                       (UNAUDITED)
Net sales .................................................................   $    675,910    $    601,100
Cost of sales .............................................................        600,388         528,846
                                                                              ------------    ------------
Gross profit ..............................................................         75,522          72,254
Selling, general and administrative .......................................         61,573          56,683
Restructuring and impairment charges ......................................             --              92
                                                                              ------------    ------------
Earnings from operations ..................................................         13,949          15,479
Interest (income) expense, net ............................................           (661)            854
Gain on legal settlements .................................................           (289)           (868)
Gain on sale of investment ................................................             --            (500)
Equity in earnings of affiliated companies ................................           (542)           (547)
Minority interest in earnings of subsidiaries .............................            178             180
                                                                              ------------    ------------
Earnings before income taxes ..............................................         15,263          16,360
Income tax expense ........................................................            134             162
                                                                              ------------    ------------
Net earnings ..............................................................   $     15,129    $     16,198
                                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  2004            2003
                                                                              ------------    ------------
                                                                                    ($ IN THOUSANDS)
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ............................................................   $     15,129    $     16,198
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization ........................................          9,058          10,011
     Bad debt expense .....................................................             36             500
     Non-cash patronage income ............................................            (65)             --
     Receivable from legal settlement .....................................             --           6,000
     Decrease (increase) in other assets ..................................            888             (83)
     Decrease in other liabilities ........................................           (560)         (1,255)
     Restructuring and impairment charges .................................             --              92
     Equity in earnings of affiliated companies ...........................           (542)           (547)
     Minority interest in earnings of subsidiaries ........................            178             180
     Gain on sale of investment ...........................................             --            (500)
     Other ................................................................           (207)             --
  Changes in current assets and liabilities, net of acquisitions and divestitures:
     Receivables ..........................................................         56,641          64,953
     Inventories ..........................................................        (12,469)         (8,689)
     Other current assets .................................................         (2,960)         (1,962)
     Accounts payable .....................................................          5,358         (22,863)
     Accrued expenses .....................................................        (13,646)        (10,869)
                                                                              ------------    ------------
  Net cash provided by operating activities ...............................         56,839          51,166

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ..............................         (2,526)         (3,426)
  Proceeds from sale of investments .......................................             --           3,000
  Proceeds from sale of property, plant and equipment .....................            102              --
  Dividends from affiliated companies .....................................            100              --
  Other ...................................................................           (285)          2,540
                                                                              ------------    ------------
  Net cash (used) provided by investing activities ........................         (2,609)          2,114

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt ..................................             18            (411)
  Proceeds on note receivable to Land O'Lakes, Inc.........................        144,352         118,075
  Payments on borrowings from Land O'Lakes, Inc............................       (198,600)       (171,300)
                                                                              ------------    ------------
  Net cash used by financing activities ...................................        (54,230)        (53,636)
                                                                              ------------    ------------
  Net decrease in cash and short-term investments .........................             --            (356)

Cash and short-term investments at beginning of period ....................             --             356
                                                                              ------------    ------------
Cash and short-term investments at end of period ..........................  $          --   $          --
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

                         LAND O'LAKES FARMLAND FEED LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements reflect, in the opinion of the management of Land O'Lakes Farmland Feed LLC ("Land O'Lakes Farmland Feed"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to Land O'Lakes Farmland Feed's audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in Land O'Lakes, Inc. Annual Report on Form 10-K. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB revised Statement of Financial Accounting Standards 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement revises the disclosures about pension and other postretirement benefit plans. It requires additional disclosure regarding changes in benefit obligations and fair value of plan assets. The statement was effective for Land O'Lakes Farmland Feed as of December 31, 2003. Land O'Lakes Farmland Feed adopted this Statement for the year ended December 31, 2003, and has provided the interim disclosures in Note 7, Pension and Other Postretirement Plans.

2.  RECEIVABLES

    A summary of receivables is as follows:

                                                 MARCH 31,     DECEMBER 31,
                                                    2004           2003
                                               -------------   ------------
Trade accounts.............................    $      33,624   $    35,983
Notes and contracts........................            5,430        14,422
Notes from sale of trade receivables (see
  Note 3)..................................           55,106        95,957
Other......................................            1,010         6,052
                                               -------------   -----------
                                                      95,170       152,414
Less allowance for doubtful accounts.......            9,640        10,207
                                               -------------   -----------
Total receivables, net.....................    $      85,530   $   142,207
                                               =============   ===========

3.  RECEIVABLES PURCHASE FACILITY

    In December 2001, Land O'Lakes Farmland along with Land O'Lakes, Inc., established a $100 million receivables purchase facility with CoBank, ACB ("CoBank"). In March 2004, the facility was expanded to $200 million. A wholly-owned, unconsolidated special purpose entity ("SPE") was established to purchase certain receivables from Land O'Lakes Farmland Feed and Land O'Lakes, Inc. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from Land O'Lakes Farmland Feed to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheet. However, Land O'Lakes Farmland Feed retains credit risk related to the repayment of the notes receivable with the SPE, which, in turn, is dependent upon the credit risk of the SPE's receivables pool. Accordingly, Land O'Lakes Farmland Feed has retained reserves for estimated losses. Land O'Lakes Farmland Feed expects no significant gains or losses from the facility. At March 31, 2004, $120 million was outstanding under this facility. The total amount of accounts receivable sold during the three months ended March 31, 2004 and 2003 were $607 million and $552 million, respectively.

4.  INVENTORIES

    A summary of inventories is as follows:

                                        MARCH 31,    DECEMBER 31,
                                          2004           2003
                                        ---------    ------------
Raw materials.....................    $    93,761    $    91,890
Finished goods....................         57,690         47,092
                                      -----------    -----------
Total inventories.................    $   151,451    $   138,982
                                      ===========    ===========

5.  INVESTMENTS

    Land O'Lakes Farmland Feed's investments are as follows:

                                          MARCH 31,    DECEMBER 31,
                                            2004           2003
                                        -------------  ------------
New Feeds, LLC........................  $     3,204    $     3,145
Agland-Land O'Lakes Feed, LLC.........        2,432          2,432
Pro-Pet, LLC..........................        2,304          2,219
Northern Country Feeds, LLC...........        1,803          1,780
CalvaAlto Liquid, LLC.................        1,302          1,302
Strauss Feeds, LLC....................        1,164          1,063
Dakotaland Feeds, LLC.................          982            896
Nutrikowi Farmland, S.A. de C.V.......          876            876
Other.................................        6,179          6,176
                                        -----------    -----------
Total investments.....................  $    20,246    $    19,889
                                        ===========    ===========

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2004, is as follows.

Balance as of December 31, 2003.......................        $   122,209
  Amortization expense................................                117
                                                              -----------
Balance as of March 31, 2004..........................        $   122,092
                                                              ===========

OTHER INTANGIBLE ASSETS

                                                                                                       MARCH 31,     DECEMBER 31,
                                                                                                         2004             2003
                                                                                                      -----------    ------------
Amortized other intangible assets
  Patents, less accumulated amortization of $2,600 and $2,311, respectively.......................    $    13,823    $     14,111
  Trademarks, less accumulated amortization of $358 and $350, respectively........................            513             532
  Other intangible assets, less accumulated amortization of $7,579 and $7,225, respectively.......          3,834           4,178
                                                                                                      -----------    ------------
Total amortized other intangible assets...........................................................         18,170          18,821
Total non-amortized other intangible assets-trademarks............................................         76,625          76,625
                                                                                                      -----------    ------------
Total other intangible assets.....................................................................    $    94,795    $     95,446
                                                                                                      ===========    ============

    Amortization expense for the three months ended March 31, 2004 and 2003 was $0.7 million and $0.6 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.2 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 13 years.

7.  PENSION AND OTHER POSTRETIREMENT PLANS

    Land O'Lakes Farmland Feed participates in Land O'Lakes, Inc.'s defined benefit pension plan, which covers substantially all employees, and participates in Land O'Lakes, Inc.'s plans that provide certain health care benefits for retired employees. Costs relating to the plans are allocated to Land O'Lakes Farmland Feed by Land O'Lakes, Inc. Land O'Lakes Farmland Feed's allocated expenses relating to these plans were $3.7 million and $1.8 million for the three months ended March 31, 2004 and 2003, respectively.

    Land O'Lakes Farmland Feed has a discretionary capital accumulation plan ("CAP") for certain of its employees, which is a non-qualified, unfunded, defined benefit pension plan. The net periodic benefit cost for the three months ended March 31 for the CAP plan are as follows:

                                          2004       2003
                                        --------   --------
Interest cost.......................    $    425   $    446
Amortization of actuarial loss......          25         --
                                        --------   --------
Net periodic benefit cost...........    $    450   $    446
                                        ========   ========

    Land O'Lakes Farmland Feed expects to contribute approximately $1.5 million for benefit payments made by the CAP plan in 2004. During the three months ended March 31, 2004, Land O'Lakes Farmland Feed contributed $0.4 million for benefit payments made by the CAP plan.

8.  RESTRUCTURING AND IMPAIRMENT CHARGES

    For the three months ended March 31, 2004, Land O'Lakes Farmland Feed did not record any restructuring and impairment charges. The balance remaining to be paid at March 31, 2004 for employee severance and outplacement costs was $0.6 million.

    For the three months ended March 31, 2003, Land O'Lakes Farmland Feed recorded impairment charges of $0.1 million from write-downs of certain plant assets to their estimated fair value.

9.  GAIN ON LEGAL SETTLEMENTS

    During the three months ended March 31, 2004 and 2003, Land O'Lakes Farmland Feed recognized gains on legal settlements of $0.3 million and $0.9 million, respectively. The amounts were received from vitamin product suppliers against whom Land O'Lakes Farmland Feed alleged certain price-fixing claims.

10.  GAIN ON SALE OF INVESTMENT

    For the three months ended March 31, 2003, Land O'Lakes Farmland Feed recorded a gain of $0.5 million on the sale of an investment in a swine joint venture.

11.  COMMITMENTS AND CONTINGENCIES

GUARANTEES OF PARENT DEBT

    In December 2003, Land O'Lakes, Inc., which owns 92% of Land O'Lakes Farmland Feed, issued $175 million of senior secured notes, due 2010. In November 2001, Land O'Lakes, Inc. issued $350 million of senior unsecured notes, due 2011. Both of these notes are guaranteed by certain domestic wholly-owned subsidiaries of Land O'Lakes, Inc., including Land O'Lakes Farmland Feed, and by each domestic wholly-owned subsidiary of Land O'Lakes Farmland Feed.

    The guarantee of the senior secured notes is secured by substantially the same assets securing Land O'Lakes, Inc. senior credit facilities. The guarantee of the senior unsecured notes is a general unsecured obligation, ranks equally in right of payment with all existing and future senior indebtedness of Land O'Lakes Farmland Feed, is senior in right of payment to all existing and future subordinated obligations of Land O'Lakes Farmland Feed, and is effectively subordinated to any secured indebtedness of Land O'Lakes Farmland Feed and its subsidiaries to the extent of the value of the assets securing such indebtedness. The maximum potential amount of future payments that Land O'Lakes Farmland Feed would be required to make is $525 million as of March 31, 2004. Currently, Land O'Lakes Farmland Feed does not record a liability regarding the guarantees. Land O'Lakes Farmland Feed has no recourse provision that would enable it to recover amounts paid under the guarantees from Land O'Lakes, Inc. or any other parties.

    The notes are not guaranteed by certain majority-owned subsidiaries of Land O'Lakes Farmland Feed (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of Land O'Lakes Farmland Feed, as of and for the periods indicated, are as follows:

                         THREE
                     MONTHS ENDED    YEAR ENDED
                       MARCH 31,    DECEMBER 31,
                         2004           2003
                         ----           ----
Total assets.....    $     32,886   $    25,870
Net sales........          29,176       112,769
Net earnings.....             485         2,110

    In November 2001, Land O'Lakes, Inc. entered into term facilities consisting of a five-year Term Loan A facility and a seven-year Term Loan B facility. During the three months ended March 31, 2004 Land O'Lakes, Inc. made prepayments on the facilities. The Term Loan A facility was completely paid off with these prepayments. The remaining facility is unconditionally guaranteed by certain domestic wholly-owned subsidiaries of Land O'Lakes, Inc., including Land O'Lakes Farmland Feed, and by each domestic wholly-owned subsidiary of Land O'Lakes Farmland Feed. The maximum potential payment related to this guarantee is $118.4 million as of March 31, 2004. Land O'Lakes Farmland Feed does not currently record a liability related to the guarantee of the term loan, and Land O'Lakes Farmland Feed has no recourse provisions that would enable it to recover from Land O'Lakes, Inc. or any other parties.

GUARANTEES OF PRODUCER LOANS

    Land O'Lakes Farmland Feed guarantees certain loans to large producers financed by LOL Finance Co. The loans totaled $14.6 million and $15.1 million at March 31, 2004 and December 31, 2003, respectively. Reserves for these guarantees of $1.1 million and $1.2 million at March 31, 2004 and December 31, 2003, respectively, are included in the allowance for doubtful accounts. The maximum amount guaranteed by Land O'Lakes Farmland Feed is $7.0 million with the remaining balance guaranteed by Land O'Lakes, Inc. There were no write-offs related to producer loans for the three months ended March 31, 2004 or the year ended December 31, 2003. Land O'Lakes Farmland Feed does not currently record a liability related to the guarantee of the producer loans. Land O'Lakes Farmland Feed would have recourse against the producer to partially off-set the liability.

    Land O'Lakes Farmland Feed also guarantees certain loans to producers and dealers financed by third party lenders. The loans totaled $2.2 million at March 31, 2004 and December 31, 2003. Reserves for these guarantees were $0.7 million at March 31, 2004 and December 31, 2003 and are included in the consolidated balance sheet. There were insignificant write-offs related to these loans in the three months ended March 31, 2004 and the year end December 31, 2003. The maximum potential payment related to these guarantees is $0.8 million. Land O'Lakes Farmland Feed has no recourse against the producer or dealer to partially offset the potential liability.

12.  CONSOLIDATING FINANCIAL INFORMATION

    Land O'Lakes, Inc. has issued $525 million in senior notes which are guaranteed by certain domestic wholly-owned and majority-owned subsidiaries of Land O'Lakes, including Land O'Lakes Farmland Feed and Land O'Lakes Farmland Feed's domestic wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Land O'Lakes Farmland Feed's majority-owned subsidiaries are excluded from the guarantee ("Non-Guarantor Subsidiaries").

    The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of operations and cash flow information for Land O'Lakes Farmland Feed, Guarantor Subsidiaries and Land O'Lakes Farmland Feed's Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Land O'Lakes Farmland Feed in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2004

                                           LAND
                                         O'LAKES                                    WHOLLY OWNED
                                         FARMLAND   WHOLLY OWNED    WHOLLY OWNED   SUBSIDIARIES OF
                                         FEED LLC  SUBSIDIARIES OF  PURINA MILLS,   PURINA MILLS,
                                          PARENT      LOLFF LLC      LLC PARENT          LLC
                                         --------  ---------------  -------------  ---------------
                                                              ($ IN THOUSANDS)
                                                                 (UNAUDITED)
                                                                   ASSETS
Current assets:
  Cash and short-term investments.....   $     --    $       --       $      --       $      --
  Receivables, net....................     65,545        28,496              --             137
  Inventories.........................    112,648        30,629              --             767
  Prepaid expenses and other
    current assets....................      9,600            45           2,744               2
  Note receivable - Land
    O'Lakes, Inc......................    116,209            --              --              --
                                         --------    ----------       ---------       ---------
          Total current assets........    304,002        59,170           2,744             906

Investments...........................    195,924           258           1,754              --
Property, plant and equipment,
   net................................     94,208         7,512         116,527           1,142
Goodwill..............................    118,176         3,656              --              --
Other intangibles.....................     93,830           814              --              --
Other assets..........................     24,579         1,207              --              --
                                         --------    ----------       ---------       ---------
          Total assets................   $830,719    $   72,617       $ 121,025       $   2,048
                                         ========    ==========       =========       =========

                                                              LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations....   $    183    $       --       $      --       $      --
  Accounts payable....................     97,119        31,550              --              26
  Accrued expenses....................     25,041           939              --             277
                                         --------    ----------       ---------       ---------
          Total current liabilities...    122,343        32,489              --             303

Employee benefits and other
  liabilities.........................     29,207           286              --              --
Minority interests....................      2,652            --              --              --
Equities:
  Contributed capital.................    515,376        16,272          72,852          14,005
  Accumulated other
    comprehensive loss................    (1,692)           --               --              --
  Retained earnings...................    162,833        23,570          48,173         (12,260)
                                         --------    ----------       ---------       ---------
          Total equities..............    676,517        39,842         121,025           1,745
                                         --------    ----------       ---------       ---------
Commitments and contingencies
Total liabilities and equities........   $830,719    $   72,617       $ 121,025       $   2,048
                                         ========    ==========       =========       =========

                                                NON-
                                             GUARANTOR
                                            SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                            ------------  ------------  ------------
Current assets:
  Cash and short-term investments..           $     --     $      --      $     --
  Receivables, net.....................         11,958       (20,606)       85,530
  Inventories..........................          7,407            --       151,451
  Prepaid expenses and other
    current assets.....................          4,495            --        16,886
  Note receivable - Land
    O'Lakes, Inc.......................             --            --       116,209
                                              --------     ---------      --------
          Total current assets.........         23,860       (20,606)      370,076

Investments............................          1,303      (178,993)       20,246
Property, plant and equipment,
   net.................................          7,222            --       226,611
Goodwill...............................            260            --       122,092
Other intangibles......................            151            --        94,795
Other assets...........................             90            --        25,876
                                              --------     ---------      --------
          Total assets.................       $ 32,886     $(199,599)     $859,696
                                              ========     =========      ========
Current liabilities:
  Notes and short-term obligations.....       $     --     $      --      $    183
  Accounts payable.....................         11,250       (20,606)      119,339
  Accrued expenses.....................          1,226            --        27,483
                                              --------     ---------      --------
          Total current liabilities....         12,476       (20,606)      147,005

Employee benefits and other
  liabilities..........................            487            --        29,980
Minority interests.....................          3,542            --         6,194
Equities:
  Contributed capital..................         12,932      (116,061)      515,376
  Accumulated other
    comprehensive loss.................             --            --       (1,692)
  Retained earnings....................          3,449       (62,932)      162,833
                                              --------     ---------      --------
          Total equities...............         16,381      (178,993)      676,517
                                              --------     ---------      --------
Commitments and contingencies
Total liabilities and equities.........       $ 32,886     $(199,599)     $859,696
                                              ========     =========      ========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                                                 WHOLLY
                                                                                 OWNED
                                 LAND O'LAKES                                 SUBSIDIARIES
                                   FARMLAND      WHOLLY OWNED   WHOLLY OWNED    OF PURINA        NON-
                                   FEED LLC    SUBSIDIARIES OF  PURINA MILLS,     MILLS,      GUARANTOR
                                    PARENT        LOLFF LLC      LLC PARENT        LLC       SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                 ------------  ---------------  ------------  -------------  ------------  ------------ ------------
                                                                           ($ IN THOUSANDS)
                                                                              (UNAUDITED)
Net sales......................    $584,216     $     51,361     $       --     $   11,157    $  29,176      $      --  $  675,910
Cost of sales..................     513,622           45,851          4,782          9,281       26,852             --     600,388
                                   --------     ------------     ----------     ----------    ---------      ---------  ----------
Gross profit...................      70,594            5,510         (4,782)         1,876        2,324             --      75,522

Selling, general and
  administrative...............      56,956            3,246            (30)           (99)       1,500             --      61,573
                                   --------     ------------     ----------     ----------    ---------      ---------  ----------

Earnings (loss) from
  operations...................      13,638            2,264         (4,752)         1,975          824             --      13,949

Interest (income) expense,
   net.........................        (632)             (56)            --             --           27             --        (661)
Gain on legal settlements......          --               --           (289)            --           --             --        (289)
Equity in (earnings) loss
  of affiliated companies......        (859)              --            (75)           (86)          --            478        (542)
Minority interest in earnings
  of subsidiaries..............          --               --             --             --          178             --         178
                                   --------     ------------     ----------     ----------    ---------      ---------  ----------
Earnings (loss) before income
  taxes........................      15,129            2,320         (4,388)         2,061          619           (478)     15,263
Income tax expense.............          --               --             --             --          134             --         134
                                   --------     ------------     ----------     ----------    ---------      ---------  ----------
Net earnings (loss)............    $ 15,129     $      2,320     $   (4,388)    $    2,061    $     485      $    (478) $   15,129
                                   ========     ============     ==========     ==========    =========      =========  ==========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                                LAND                     WHOLLY      WHOLLY
                                                              O'LAKES    WHOLLY OWNED     OWNED       OWNED
                                                              FARMLAND   SUBSIDIARIES    PURINA    SUBSIDIARIES
                                                              FEED LLC       OF        MILLS, LLC    OF PURINA
                                                               PARENT     LOLFF LLC      PARENT     MILLS, LLC
                                                               ------     ---------      ------     ----------
                                                                              ($ IN THOUSANDS)
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).....................................    $ 15,129    $  2,320      $(4,388)     $ 2,061
  Adjustments to reconcile net earnings (loss)
    to net cash provided (used) by operating
    activities:
    Depreciation and amortization.........................       3,852         241        4,781           61
    Bad debt expense......................................          36          --           --           --
    Non-cash patronage income.............................         (65)         --           --           --
    Decrease in other assets..............................         740         148           --           --
    (Decrease) increase in other liabilities..............        (781)        177           --         (177)
    Equity in (earnings) loss of affiliated
      companies...........................................        (859)         --          (75)         (86)
    Minority interest in earnings of subsidiaries.....              --          --           --           --
    Other.................................................        (178)         --          (29)          --
  Changes in current assets and liabilities,
    net of acquisitions and divestitures:
    Receivables...........................................      46,498      18,061           --          436
    Inventories...........................................      (3,898)     (8,007)          --         (112)
    Other current assets..................................         982         293           --            1
    Accounts payable......................................       8,054     (13,248)          --         (104)
    Accrued expenses......................................     (12,679)        152           --          (83)
                                                              ---------   --------      -------      --------
  Net cash provided (used) by operating
    activities............................................      56,831         137          289        1,997

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment............      (2,371)       (137)          --           --
    Proceeds from sale of property, plant and
     equipment............................................          55          --           47           --
    Dividends from affiliated companies...................          --          --          100           --
    Other.................................................        (285)         --           --           --
                                                              ---------   --------      -------      -------
    Net cash (used) provided by investing
      activities..........................................      (2,601)       (137)         147           --

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term debt...........................          18          --           --           --
    Proceeds on note receivable to Land
      O'Lakes, Inc........................................     144,352          --           --           --
    Payments on borrowings from Land O'Lakes,
      Inc.................................................    (198,600)         --           --           --
    Other.................................................          --          --         (436)      (1,997)
                                                              --------    --------      -------      -------
    Net cash (used) provided by financing
     activities...........................................     (54,230)         --         (436)      (1,997)
                                                              ---------   --------      -------      -------
    Net increase in cash and short-term
      investments.........................................          --          --           --           --

Cash and short-term investments at beginning of  year.....          --          --           --           --
                                                              --------    --------      -------      -------
Cash and short-term investments at end of year............    $     --    $     --      $    --      $    --
                                                              ========    ========      =======      =======

                                                                   NON-
                                                                GUARANTOR
                                                               SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                               ------------  ------------  ------------
                                                                            ($ IN THOUSANDS)
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).....................................       $   485       $  (478)     $  15,129
  Adjustments to reconcile net earnings (loss)
    to net cash provided (used) by operating
    activities:
    Depreciation and amortization.........................           123            --          9,058
    Bad debt expense......................................            --            --             36
    Non-cash patronage income.............................            --            --            (65)
    Decrease in other assets..............................            --            --            888
    (Decrease) increase in other liabilities..............           221            --           (560)
    Equity in (earnings) loss of affiliated
      companies...........................................            --           478           (542)
    Minority interest in earnings of subsidiaries.........           178            --            178
    Other.................................................            --            --           (207)
  Changes in current assets and liabilities,
    net of acquisitions and divestitures:
    Receivables...........................................        (1,792)       (6,562)        56,641
    Inventories...........................................          (452)           --        (12,469)
    Other current assets..................................        (4,236)           --         (2,960)
    Accounts payable......................................         6,527         4,129          5,358
    Accrued expenses......................................        (1,036)           --        (13,646)
                                                                 --------      -------      ----------
  Net cash provided (used) by operating
    activities............................................            18        (2,433)        56,839

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment............           (18)           --         (2,526)
    Proceeds from sale of property, plant and
     equipment............................................            --            --            102
    Dividends from affiliated companies...................            --            --            100
    Other.................................................            --            --           (285)
                                                                 -------       -------      ----------
    Net cash (used) provided by investing
      activities..........................................           (18)           --         (2,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term debt...........................            --            --             18
    Proceeds on note receivable to Land
      O'Lakes, Inc........................................            --            --        144,352
    Payments on borrowings from Land O'Lakes,
      Inc.................................................            --            --       (198,600)
    Other.................................................            --         2,433             --
                                                                 -------       -------      ---------
    Net cash (used) provided by financing
      activities..........................................            --         2,433        (54,230)
                                                                 -------       -------      ----------
    Net increase in cash and short-term
      investments.........................................            --            --             --

Cash and short-term investments at beginning of  year.....            --            --             --
                                                                 -------       -------      ---------
Cash and short-term investments at end of year............       $    --       $    --      $      --
                                                                 =======       =======      =========

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003

                                             LAND                       WHOLLY         WHOLLY
                                           O'LAKES     WHOLLY OWNED      OWNED          OWNED
                                          FARMLAND     SUBSIDIARIES     PURINA      SUBSIDIARIES
                                          FEED LLC          OF        MILLS, LLC      OF PURINA
                                           PARENT        LOLFF LLC       PARENT       MILLS, LLC
                                          --------     ------------   -----------   ------------
                                                             ($ IN THOUSANDS)
                                                                  ASSETS
Current assets:
 Cash and short-term investments.....     $      --      $      --      $      --    $        --
 Receivables, net....................       104,185         52,018             --            573
 Inventories.........................       108,750         22,622             --            655
 Prepaid expenses and other
  current assets.....................        10,634            338             --              3
 Note receivable - Land
  O'Lakes, Inc.......................        61,961             --             --             --
                                          ---------      ---------      ---------    -----------
    Total current assets.............       285,530         74,978             --          1,231
Investments..........................       200,403            710             --          1,694
Property, plant and equipment, net...        98,089          7,518        121,320          1,204
Goodwill.............................       118,337          3,656             --             --
Other intangibles....................        94,351            890             --             --
Other assets.........................        25,204          1,279             --             --
                                          ---------      ---------      ---------    -----------
    Total assets.....................     $ 821,914      $  89,031      $ 121,320    $     4,129
                                          =========      =========      =========    ===========

                                                          LIABILITIES AND EQUITIES

Current liabilities:
 Notes and short-term obligations....     $     165      $      --      $      --    $        --
 Accounts payable....................        90,045         44,798             --            130
 Accrued expenses....................        37,677            787             --            360
                                          ---------      ---------      ---------    -----------
    Total current liabilities........       127,887         45,585             --            490

Employee benefits and other
 liabilities.........................        30,223            109             --            177
Minority interests...................         2,561             --             --             --
Equities:
 Contributed capital.................       515,376         21,757         83,806          7,484
 Accumulated other
  comprehensive loss.................        (1,692)            --             --             --
 Retained earnings...................       147,559         21,580         37,514         (4,022)
                                          ---------      ---------      ---------    -----------
    Total equities...................       661,243         43,337        121,320          3,462
                                          ---------      ---------      ---------    -----------
Commitments and contingencies
Total liabilities and equities.......     $ 821,914      $  89,031      $ 121,320    $     4,129
                                          =========      =========      =========    ===========

                                               NON-
                                            GUARANTOR
                                           SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ------------  ------------  ------------

Current assets:
 Cash and short-term investments.....       $      --      $      --     $     --
 Receivables, net....................          10,166        (24,735)     142,207
 Inventories.........................           6,955             --      138,982
 Prepaid expenses and other
  current assets.....................             259             --       11,234
 Note receivable - Land
  O'Lakes, Inc.......................              --             --       61,961
                                            ---------      ---------     --------
    Total current assets.............          17,380        (24,735)     354,384
Investments..........................           1,302       (184,220)      19,889
Property, plant and equipment, net...           4,101             --      232,232
Goodwill.............................             216             --      122,209
Other intangibles....................             205             --       95,446
Other assets.........................           2,666             --       29,149
                                            ---------      ---------     --------
    Total assets.....................       $  25,870      $(208,955)    $853,309
                                            =========      =========     ========

Current liabilities:
 Notes and short-term obligations....       $      --      $      --     $    165
 Accounts payable....................           3,743        (24,735)     113,981
 Accrued expenses....................           2,262             --       41,086
                                            ---------      ---------     --------
    Total current liabilities........           6,005        (24,735)     155,232

Employee benefits and other
 liabilities.........................             266             --       30,775
Minority interests...................           3,498             --        6,059
Equities:
 Contributed capital.................          12,870       (125,917)     515,376
 Accumulated other
  comprehensive loss.................              --             --       (1,692)
 Retained earnings...................           3,231        (58,303)     147,559
                                            ---------      ---------     --------
    Total equities...................          16,101       (184,220)     661,243
                                            ---------      ---------     --------
Commitments and contingencies
Total liabilities and equities.......       $  25,870      $(208,955)    $853,309
                                            =========      =========     ========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                                                         WHOLLY
                                                                                          OWNED
                                       LAND O'LAKES                                   SUBSIDIARIES
                                         FARMLAND      WHOLLY OWNED    WHOLLY OWNED     OF PURINA
                                         FEED LLC     SUBSIDIARIES OF  PURINA MILLS,      MILLS,
                                          PARENT         LOLFF LLC      LLC PARENT         LLC
                                       ------------   ---------------  -------------  -------------
                                                             ($ IN THOUSANDS)
                                                                (UNAUDITED)
Net sales.............................  $  543,183       $  34,187       $      --      $  12,115
Cost of sales.........................     471,159          31,327           6,065         10,123
                                        ----------       ---------       ---------      ---------
Gross profit..........................      72,024           2,860          (6,065)         1,992
Selling, general and
 administrative.......................      53,953           1,640             151             40
Restructuring and impairment
 charges..............................          92              --              --             --
                                        ----------       ---------       ---------      ---------
Earnings (loss) from
 operations ..........................      17,979           1,220          (6,216)         1,952

Interest (income) expense, net........         698             136              --             --
Gain on legal settlements.............          --              --            (868)            --
Gain on sale of investment............          --              --              --           (500)
Equity in loss (earnings)
 of affiliated companies..............       1,086              --              --             70
Minority interest in (loss) earnings
 of subsidiaries......................          (3)             --              --             --
                                        ----------       ---------       ---------      ---------
Earnings (loss) before income
 taxes................................      16,198           1,084          (5,348)         2,382
Income tax expense....................          --              --              --             --
                                        ----------       ---------       ---------      ---------
Net earnings (loss)...................  $   16,198       $   1,084       $  (5,348)     $   2,382
                                        ==========       =========       =========      =========

                                           NON-
                                         GUARANTOR
                                       SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                       ------------  ------------  ------------
                                                   ($ IN THOUSANDS)
                                                      (UNAUDITED)
Net sales.............................    $  11,615     $     --     $ 601,100
Cost of sales.........................       10,172           --       528,846
                                          ---------     --------     ---------
Gross profit..........................        1,443           --        72,254
Selling, general and
 administrative ......................          899           --        56,683
Restructuring and impairment
 charges..............................           --           --            92
                                          ---------     --------     ---------
Earnings (loss) from
 operations...........................          544           --        15,479

Interest (income) expense, net........           20           --           854
Gain on legal settlements.............           --           --          (868)
Gain on sale of investment............           --           --          (500)
Equity in loss (earnings)
 of affiliated companies..............           --       (1,703)         (547)
Minority interest in (loss) earnings
 of subsidiaries......................          183           --           180
                                          ---------     --------     ---------
Earnings (loss) before income
 taxes................................          341        1,703        16,360
Income tax expense....................          162           --           162
                                          ---------     --------     ---------
Net earnings (loss)...................    $     179     $  1,703     $  16,198
                                          =========     ========     =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                              LAND                  WHOLLY        WHOLLY
                                            O'LAKES   WHOLLY OWNED   OWNED        OWNED
                                            FARMLAND  SUBSIDIARIES  PURINA     SUBSIDIARIES       NON-
                                            FEED LLC      OF       MILLS, LLC    OF PURINA     GUARANTOR
                                             PARENT    LOLFF LLC     PARENT     MILLS, LLC    SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            --------- -----------  ----------  ------------   ------------ ------------ ------------
                                                                             ($ IN THOUSANDS)
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)...................... $  16,198 $   1,084     $  (5,348)   $   2,382    $     179    $   1,703    $  16,198
  Adjustments to reconcile net earnings
  (loss) to net cash provided (used) by
   operating activities:
    Depreciation and amortization..........     3,492       274         6,065           18          162           --       10,011
    Bad debt expense.......................       500        --            --           --           --           --          500
    Receivable from legal settlement.......     6,000        --            --           --           --           --        6,000
    Decrease (increase) in other assets.       73,126       139            --           --          481      (73,829)         (83)
    (Decrease) increase in other
     liabilities...........................  (128,722)     (461)           --           --         (209)     128,137       (1,255)
    Restructuring and impairment charges...        92        --            --           --           --           --           92
    Equity in loss (earnings) of
     affiliated companies..................     1,086        --            --           70           --       (1,703)        (547)
    Minority interests.....................        (3)       --            --           --          183           --          180
    Gain on sale of investment.............        --        --            --         (500)          --           --         (500)
  Changes in current assets and
   liabilities, net of acquisitions and
    divestitures:
    Receivables............................    28,620    (1,060)           --          324       (2,655)      39,724       64,953
    Inventories............................    (8,827)     (718)           --          650          206           --       (8,689)
    Other current assets...................    (1,945)        9            --           (6)         (20)          --       (1,962)
    Accounts payable.......................    85,442    (6,624)           --         (473)         350     (101,558)     (22,863)
    Accrued expenses.......................    (7,571)   (1,859)           --         (153)      (1,286)          --      (10,869)
                                            --------- ---------     ---------    ---------    ---------    ---------    ---------
  Net cash provided (used) by operating
    activities.............................    67,488    (9,216)          717        2,312       (2,609)      (7,526)      51,166

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and
   equipment...............................    (3,092)     (105)           --           --         (229)          --       (3,426)
  Proceeds from sale of investments........     3,000        --            --           --           --           --        3,000
   Other...................................     2,356        --           184           --           --           --        2,540
                                            --------- ---------     ---------    ---------    ---------    ---------    ---------
  Net cash provided (used) by investing
    activities.............................     2,264      (105)          184           --         (229)          --        2,114

CASH FLOWS FROM FINANCING ACTIVITIES:

  (Decrease) increase in short-term debt...    (2,252)    2,015            --           --        2,167       (2,341)        (411)
  Proceeds from note receivable from
   Land O'Lakes, Inc.......................   118,075        --            --           --           --           --      118,075

  Payments on note payable to Land
   O'Lakes, Inc............................  (170,812)       --            --           --         (488)          --     (171,300)
  Other....................................       630        28        (7,485)      (2,382)        (658)       9,867           --
                                            --------- ---------     ---------    ---------    ---------    ---------    ---------
  Net cash (used) provided by financing
    activities.............................   (54,359)    2,043        (7,485)      (2,382)       1,021        7,526      (53,636)
                                            --------- ---------     ---------    ---------    ---------    ---------    ---------
  Net increase (decrease) in cash..........    15,393    (7,278)       (6,584)         (70)      (1,817)          --         (356)

Cash and short-term investments at
  beginning of period......................   (15,393)    7,278         6,584           70        1,817           --          356
                                            --------- ---------     ---------    ---------    ---------    ---------    ---------
Cash and short-term investments at end
  of period................................ $      -- $      --     $      --    $      --    $      --    $      --    $      --
                                            ========= =========     =========    =========    =========    =========    =========

                                PURINA MILLS, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,        DECEMBER 31,
                                                                 2004              2003
                                                                 ----              ----
                                                                    ($ IN THOUSANDS)
                                                             (UNAUDITED)
ASSETS

Current assets:
  Cash and short-term investments.....................      $           275    $         344
  Receivables, net....................................                  212              573
  Inventories.........................................                  815              703
  Prepaid expenses and other current assets...........                2,772            2,777
                                                            ---------------    -------------
          Total current assets........................                4,074            4,397

Investments...........................................                1,755            1,694
Property, plant and equipment, net....................              117,782          122,637
                                                            ---------------    -------------
          Total assets................................      $       123,611    $     128,728
                                                            ===============    =============

LIABILITIES AND EQUITIES

Current liabilities:
  Accounts payable....................................                  102              130
  Accrued expenses....................................                  554              360
                                                            ---------------    -------------
          Total current liabilities...................                  656              490

Employee benefits and other liabilities...............                   68              177

Equities:
  Contributed capital.................................               86,918           89,765
  Retained earnings...................................               35,969           38,296
                                                            ---------------    -------------
          Total equities..............................              122,887          128,061
                                                            ---------------    -------------
Commitments and contingencies
Total liabilities and equities........................      $       123,611    $     128,728
                                                            ===============    =============

          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              2004                2003
                                                              ----                ----
                                                                  ($ IN THOUSANDS)
                                                                     (UNAUDITED)
Net sales...........................................     $      11,157       $       12,628
Cost of sales.......................................            14,063               16,650
                                                         -------------       --------------
Gross profit (loss).................................            (2,906)              (4,022)

Selling, general and administrative.................              (129)                 216
                                                         -------------       --------------
Loss from operations................................            (2,777)              (4,238)

Interest expense, net...............................                --                    2
Gain on legal settlements...........................              (289)                (867)
Gain on sale of investment..........................                --                 (500)
Equity in (earnings) loss of affiliated companies...              (161)                   3
Minority interest in loss of subsidiaries...........                --                   (8)
                                                         -------------       --------------
Net loss............................................     $      (2,327)      $       (2,868)
                                                         =============       ==============

          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         2004               2003
                                                                         ----               ----
                                                                             ($ IN THOUSANDS)
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................       $       (2,327)     $      (2,868)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization..........................                4,842              6,083
     Decrease in other liabilities..........................                 (109)              (569)
     Equity in (earnings) loss of affiliated companies......                 (161)                 3
     Minority interest......................................                   --                 (8)
     Gain on sale of investment.............................                   --               (500)
     (Gain) loss on sale of property, plant and equipment...                  (28)               106
     Other..................................................                   (1)               (96)
  Changes in current assets and liabilities, net of
    divestitures:
     Receivables............................................                  361                230
     Inventories............................................                 (112)               785
     Other current assets...................................                   --                935
     Accounts payable.......................................                  (28)              (328)
     Accrued expenses.......................................                  194               (852)
                                                                   --------------      -------------
  Net cash provided by operating activities.................                2,631              2,921

CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends from affiliated companies.......................                  100                375
  Proceeds from sale of investments.........................                   --              3,000
  Proceeds from sale of property, plant and equipment.......                   47                 34
                                                                   --------------      -------------
  Net cash provided by investing activities.................                  147              3,409

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distribution to parent ..............................               (2,847)           (12,908)
                                                                   --------------      -------------
  Net cash used by financing activities.....................               (2,847)           (12,908)
                                                                   --------------      -------------
  Net decrease in cash and short-term investments...........                  (69)            (6,578)

Cash and short-term investments at beginning of period......                  344              6,654
                                                                   --------------      -------------
Cash and short-term investments at end of period............       $          275      $          76
                                                                   ==============      =============

          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)
                                   (UNAUDITED)

1. ORGANIZATION

      Purina Mills, LLC ("Purina Mills") was established in October, 2001 through the merger of Purina Mills, Inc. with a wholly-owned subsidiary of Land O'Lakes, Inc. As a result of the merger, Purina Mills, Inc. was reorganized as a limited liability company, renamed Purina Mills, LLC, and was contributed to Land O'Lakes Farmland Feed LLC ("Land O'Lakes Farmland Feed") on October 11, 2001.

      Since October 2001, Land O'Lakes Farmland Feed has been integrating Purina Mills's operations into its own to decrease operating costs and to generate other integration-related synergies. In January 2003, Nestle Purina PetCare Company ("NPPC") consented to the transfer of the Purina license from Purina Mills to Land O'Lakes Farmland Feed. This transfer granted Land O'Lakes Farmland Feed the exclusive right to use the Purina, Chow and the "Checkerboard" Nine Square logo on a perpetual, royalty-free basis. In January of 2003, Purina Mills distributed most of its net assets to its parent, Land O'Lakes Farmland Feed. At March 31, 2004, although Purina Mills still owned a significant amount of property, plant, and equipment, these assets generated no revenue for Purina Mills since they are operated and controlled by Land O'Lakes Farmland Feed.

2. STATEMENT PRESENTATION

      The consolidated financial statements include the accounts of Purina Mills and wholly-owned and majority-owned subsidiaries and limited liability companies. Intercompany balances and transactions have been eliminated. Purina Mills's parent company, Land O'Lakes Farmland Feed, conducts a portion of its operations using Purina Mills's property, plant, and equipment. Accordingly, the consolidated financial statements reflect depreciation expense associated with these assets for which no reimbursement is received from the parent company.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated financial statements reflect, in the opinion of the management of Purina Mills, LLC, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to Purina Mills's audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in Land O'Lakes, Inc. Annual Report on Form 10-K. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

4. RECEIVABLES

      A summary of receivables is as follows:

                                                MARCH 31,   DECEMBER 31,
                                                  2004         2003
                                                  ----         ----
Trade receivables (see Note 5).............    $      --    $     273
Other......................................          212          300
                                               ---------    ---------
Total receivables, net.....................    $     212    $     573
                                               =========    =========

5. RECEIVABLES PURCHASE FACILITY

      In December 2001, Purina Mills along with Land O'Lakes, Inc. and Land O'Lakes Farmland Feed LLC, established a $100 million receivables purchase facility with CoBank, ACB ("CoBank"). In March 2004, the facility was expanded to $200 million. A wholly-owned, unconsolidated special purpose entity ("SPE") was established to purchase certain receivables from Purina Mills, Land O'Lakes, Inc and Land O'Lakes Farmland Feed. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from Purina Mills to the SPE are structured as sales and, accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheet. On January 1, 2004, a subsidiary of Purina Mills started to sell certain receivables to the SPE. Purina Mills's parent, Land O'Lakes Farmland Feed, holds a note receivable from the SPE and retains credit risk related to the repayment of the notes receivable from the SPE. Repayment of the note receivable and the cash reimbursement to Purina Mills is dependent upon the credit risk of the SPE's receivables pool. At March 31, 2004, $120 million was outstanding under this facility. The total amount of accounts receivable sold during the three months ended March 31, 2004 and 2003 were $1.9 million and $0.0 million, respectively.

6. INVENTORIES

      A summary of inventories is as follows:

                              MARCH 31,  DECEMBER 31,
                                2004        2003
                                ----        ----
Raw materials..........      $    151    $     152
Finished goods.........           664          551
                             --------    ---------
Total inventories......      $    815    $     703
                             ========    =========

7. INVESTMENTS

      Purina Mills's investments are as follows:

                                     MARCH 31,  DECEMBER 31,
                                       2004        2003
                                       ----        ----
Y-Not, LLC......................     $    725    $    693
Eastern Block, Inc..............          600         558
Eastgate Feed and Grain, LLC....          393         367
Other...........................           37          76
                                     --------    --------
Total investments...............     $  1,755    $  1,694
                                     ========    ========

8. GAIN ON LEGAL SETTLEMENTS

      Purina Mills recognized gains on legal settlements of $0.3 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively, related to litigation with vitamin product suppliers against whom Purina Mills alleged certain price-fixing claims.

9. GAIN ON SALE OF INVESTMENT

      For the three months ended March 31, 2003, Purina Mills recorded a gain of $0.5 million on the sale of an investment in a swine joint venture.

10. COMMITMENTS AND CONTINGENCIES

GUARANTEE OF PARENT DEBT

      In December 2003, Land O'Lakes, Inc. issued $175 million of senior secured notes, due 2010. In November 2001, Land O'Lakes, Inc. issued $350 million of senior unsecured notes, due 2011. Both of these notes are guaranteed by Purina Mills and by each domestic wholly-owned subsidiary of Purina Mills.

      The guarantee of the senior secured notes is secured by substantially the same assets securing Land O'Lakes, Inc. senior credit facilities. The guarantee of the senior unsecured notes is a general unsecured obligation, ranks equally in right of payment with all existing and future senior indebtedness of Purina Mills, is senior in right of payment to all existing and future subordinated obligations of Purina Mills, and is effectively subordinated to any secured indebtedness of Purina Mills and its subsidiaries to the extent of the value of the assets securing such indebtedness. The maximum potential amount of future payments that Purina Mills would be required to make is $525 million as of March 31, 2004. Currently, Purina Mills does not record a liability regarding the guarantees. Purina Mills has no recourse provision that would enable it to recover amounts paid under the guarantees from Land O'Lakes, Inc. or any other parties.

      The notes are not guaranteed by certain majority-owned subsidiaries of Purina Mills (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of Purina Mills, as of and for the periods indicated, are as follows:

                        THREE
                     MONTHS ENDED    YEAR ENDED
                       MARCH 31,    DECEMBER 31,
                         2004           2003
                         ----           ----
Total assets.....    $        260   $       260
Net sales........              --         3,051
Net earnings.....              --           (72)

      In November 2001, Land O'Lakes, Inc. entered into term facilities consisting of a five-year Term Loan A facility and a seven-year Term Loan B facility. During the three months ended March 31, 2004 Land O'Lakes, Inc. made prepayments on the facilities. The Term Loan A facility was completely paid off with these prepayments. The remaining facility is unconditionally guaranteed by certain domestic wholly-owned subsidiaries of Land O'Lakes, Inc., including Purina Mills and by each domestic wholly-owned subsidiary of Purina Mills. The maximum potential payment related to this guarantee is $118.4 million as of March 31, 2004. Purina Mills does not currently record a liability related to the guarantee of the term loan, and Purina Mills has no recourse provisions that would enable it to recover from Land O'Lakes, Inc. or any other parties.

11. RELATED PARTY TRANSACTIONS

      Purina Mills records depreciation expense for property, plant, and equipment used by the parent company, Land O'Lakes Farmland Feed, to conduct its business. Purina Mills receives no reimbursement for this expense, which was $4.8 million for the three months ended March 31, 2004.

      For the three months ended March 31, 2004, Purina Mills did not pay for certain selling, general and administrative expenses. These costs include sales and marketing support, corporate and other administrative and management costs which were paid for and expensed by Land O'Lakes Farmland Feed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.

OVERVIEW

GENERAL

      We operate our business predominantly in the United States in six segments: Dairy Foods, Feed, Seed, Swine, Agronomy and Layers. For the three months ended March 31, 2004, we reported net sales of $2.0 billion and net earnings of $46.5 million compared to net sales of $1.5 billion and a net loss of $0.4 million for the three months ended March 31, 2003. The combination of increased market prices primarily in our dairy foods and layers segments, increased volumes in our dairy foods and seed segments, increased equity earnings in our agronomy and layers segments, and an increase in unrealized hedging gains resulted in the net earnings growth.

      In April 2004, we announced our intention to reposition our MoArk layers business for strategic growth. While no method for growth has yet been identified, several alternatives are being considered, including financing at the joint venture level, partnerships, or divestiture.

      In March 2004, we completed an amendment to our receivables securitization facility. The amendment increased the facility from $100 million to $200 million and extended the facility's term from one year to three years. Concurrently with the amendment, we sold $100 million of additional receivables and applied the proceeds to our outstanding senior bank facilities, which included the mandatory payment in full of our term A loan facility.

      In January 2004, we completed amendments to our senior credit facilities. The amendments included an extension of our revolving credit facility for an additional three years.

UNCONSOLIDATED BUSINESSES

      We have investments in certain entities that are not consolidated in our financial statements. For the three months ended March 31, 2004, equity in earnings from our unconsolidated businesses amounted to $17.4 million compared to equity in losses of $1.0 million for the three months ended March 31, 2003. Our investment in unconsolidated businesses amounted to $514.1 million at March 31, 2004 and $506.6 million at December 31, 2003. Cash flow from our equity investments for the three months ended March 31, 2004 was $8.7 million compared to $1.7 million for the three months ended March 31, 2003.

      Agriliance and CF Industries, Inc. constitute the most significant of our investments in unconsolidated businesses, both of which are reflected in our agronomy segment results. We hold a 50% ownership interest in Agriliance along with United Country Brands (wholly-owned by CHS Inc.). CF Industries is an inter-regional cooperative in which we have a 38% ownership interest based on our member product purchases. Our ownership in Agriliance is accounted for under the equity method and our interest in CF Industries is accounted for on a cost basis. Our investments in, and earnings from, Agriliance and CF Industries were as follows as of and for the three months ended:

                                           MARCH 31,
                                       -----------------
                                        2004       2003
                                       -------   -------
                                         (IN MILLIONS)
AGRILIANCE:
  Investment....................       $  98.8   $  88.9
  Equity in earnings (loss).....           6.7      (2.8)
CF INDUSTRIES:
  Investment....................       $ 249.5   $ 249.5
  Patronage income..............            --        --

      For the three months ended March 31, 2004, net earnings for Agriliance were $13.3 million, up $18.8 million versus the three months ended March 31, 2003. This increase is primarily the result of increased earnings from the crop protection products business due to timing of vendor rebates and a 4% increase in sales. In addition, expenses in the three months ended March 31, 2004 decreased by $3.7 million compared to the three months ended March 31, 2003 due to reduced severance and insurance expenses in 2004. Partially offsetting these increases was a $0.3 million decrease in the crop nutrient products business. This decrease was due to a 0.3 million-ton volume decline partially offset by an increase in margins due to lower input costs and a change in product mix. We did not receive cash distributions from Agriliance during the three months ended March 31, 2004 and March 31, 2003.

      Since CF Industries is a cooperative, we only receive earnings from our investment when the cooperative allocates and distributes patronage to us. No patronage was allocated and distributed to us in the three months ended March 31, 2004, nor has any patronage been allocated during for the last four years because CF Industries realized losses in those years. We anticipate that no patronage allocations will occur until these losses have been recouped.

      Our layers segment consists of our joint venture in MoArk, LLC. Through June 30, 2003, MoArk was unconsolidated and our interest was recorded only as equity in earnings or loss from affiliated companies using the equity method of accounting. Effective July 1, 2003, MoArk was consolidated in our financial statements as required by Financial Accounting Standards Board Interpretation No. 46 ("FIN 46") and we did not restate prior periods. Accordingly, the financial statements for the three months ended March 31, 2004 and the three months ended March 31, 2003 are not comparable for several categories, including sales and gross profit in this segment. Sales of $174.5 million and gross profit of $34.9 million were recorded for the three months ended March 31, 2004 in this segment. There were no sales and gross profit for the three months ended March 31, 2003 as MoArk was accounted for under the equity method during these periods.

SEASONALITY

      Certain segments of our business are subject to seasonal fluctuations in demand. In our dairy foods segment, butter sales typically increase in the fall and winter months due to increased demand during holiday periods. Feed sales tend to increase in the first and fourth quarter of each year because cattle are less able to graze during cooler months. Most seed sales occur in the first and fourth quarters of each year. Agronomy product sales tend to be much higher in the first and second quarter of each year, as farmers buy crop nutrient and crop protection products to meet their seasonal needs.

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

      Dairy Foods. Raw milk is the major commodity input for our dairy foods segment. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products produced. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the three months ended March 31, 2004, bulk cheese sales represented approximately 8% of the dairy foods segment's net sales.

      We maintain significant inventories of butter and cheese for sale to our retail and food service customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the three months ended March 31, 2004, we experienced a rising dairy price environment. The financial impact to building inventories in a market with price volatility will depend on what market trends occur up to and through the fall and winter of 2004. For the three months ended March 31, 2004 net sales of butter and cheese products to retail and food service customers represent approximately 38% of the dairy foods segment sales.

      Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. The per pound market price of butter averaged $1.75 for the three months ended March 31, 2004 compared to $1.07 for the three months ended March 31, 2003. The per-pound market price for butter on December 31, 2003 was $1.25. In the past three years, the lowest average monthly market price for butter was $0.96 in September 2002 and the highest average monthly market price was $2.20 in March 2004. The per-pound market price for block cheese averaged $1.49 for the three months ended March 31, 2004, compared to $1.11 for the three months ended March 31, 2003. In the past three years, the lowest monthly market price for block cheese was $1.07 in March, 2003 and the highest monthly market price was $1.80 in March 2004. The per-pound market price for block cheese on December 31, 2003 was $1.31.

      We maintain a sizable dairy manufacturing presence in the Upper Midwest. This region has seen significant declines in cow numbers and its share of nationwide dairy manufacturing volume. This decline has put pressure on our Upper Midwest milk input costs and is one of the factors resulting in losses for the three months ended March 31, 2004 and 2003; however, operating losses for 2004 declined from the three months ended March 31, 2003 by $2.2 million due to the effect of higher cheese and whey market prices. We continue to explore additional initiatives to improve our Upper Midwest dairy infrastructure in an effort to increase efficiencies and reduce costs. Based on initiatives we started in 2002, including the impending closure of the Volga, South Dakota plant in 2004, we incurred $0.4 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively, for restructuring and impairment charges related to the Upper Midwest.

      Margins on our mozzarella and whey products, primarily in our western cheese operations, remained weak for the three months ended March 31, 2004. Soft demand for mozzarella and whey and over-capacity in the mozzarella industry continued to place pressure on the margins these products generate. However, market prices have moved higher for both cheese and whey products for the three months ended March 31, 2004 compared to the same period for 2003 due to a rising dairy price environment. Market softness and other factors have contributed to start-up losses for the three months ended March 31, 2004 at our new Tulare, California mozzarella and whey manufacturing facility, Cheese & Protein International LLC ("CPI"). We expect pretax losses at CPI to continue at least through 2004 as we complete our planned Phase II installation, which will approximately double the plant capacity and improve profitability. Once our planned Phase II installation is completed later in 2004, we expect our total investment in the CPI facility to be approximately $186 million in property, plant and equipment.

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

      As dairy production has shifted from the Upper Midwest to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. Complete feed is manufactured feed which meets the complete nutritional requirements of animals, whereas a simple blend is a blending of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional needs. Simple blends tend to have lower margins than complete feeds. This change in product mix is a result of differences in industry practices. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales in our subsidiaries that manufacture premixes in the western area. In addition, the increase in vertical integration of swine and poultry producers has impacted our feed product mix by increasing sales of lower-margin feed products.

      We have seen continued erosion of commodity feed volumes, mainly related to historically low prices in swine and dairy markets, which has resulted in a liquidation of herds and a decrease in feed demand. Although producer prices in dairy and swine increased during the three months ended March 31, 2004, we expect continued pressure on margins in dairy, poultry and swine feed to continue in 2004 as producers closely manage their financial returns by monitoring feed volumes and product mix . In addition, further integration and consolidation in the swine and dairy industries is expected to continue to put pressure on volumes in 2004. There continues to be uncertainty in the beef livestock markets with the impact of reduced exports after the discovery of bovine spongiform encephalopathy ("BSE;" also referred to as Mad Cow's disease) in the U.S. marketplace. We do not believe that this uncertainty has had a material impact on our operations.

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

      Under the farrow-to-finish program, we produce and sell market hogs. Historically, market hog price fluctuations have resulted in volatility in our net sales and earnings. In order to mitigate this risk, we have committed to sell substantially all of the market hogs we produce annually through September, 2005 under a packer agreement. Under this packer agreement, we are paid market prices for our hogs with a settlement based on the sales price of the pork products produced from those hogs. This approach mitigates some of the volatility under this program because market hog and pork product margins do not tend to move together. We sell the balance of our market hogs on the open market. We sell feeder pigs on the open market, as well, depending on sow farm performance and finishing space limitations. For the three months ended March 31, 2004, the average market hog price was $45.56 per hundredweight versus an average market price of $36.43 for the three months ended March 31, 2003.

      Under the cost-plus program, we provide minimum hog price guarantees to producers in exchange for swine feed sales and profit participation. We are in the process of phasing out of our existing cost-plus contracts. In 2003, we reduced our hog exposure by offering our cost-plus producers an early exit option. Producers representing about 100,000 hogs elected this option. During the three months ended March 31, 2004, additional contracts have expired and we now have approximately 20,000 hogs remaining in this program compared to over 280,000 hogs at March 31, 2003. The last cost-plus contracts will expire in August, 2005, and we will not be entering into new ones under the current structure.

Layers. MoArk produces and markets shell eggs and egg products. MoArk's sales and earnings fluctuate depending on egg prices. For the three months ended March 31, 2004, egg prices averaged $1.21 per dozen as measured by Urner Barry South Central Large compared to egg prices of $0.85 for the three months ended March 31, 2003.

DERIVATIVE COMMODITY INSTRUMENTS

      We use derivative commodity instruments, primarily futures contracts, to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked to market each month and gains or losses ("unrealized hedging gains and losses") are recognized in our earnings. We recorded unrealized hedging gains of $13.2 million and $2.8 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2003

Overview of Results

      Our net earnings were $46.5 million for the three months ended March 31, 2004 compared to a loss of $0.4 million for the three months ended March 31, 2003. Net earnings included income tax expense of $16.6 million compared to an income tax benefit of $5.6 million for the three months ended March 31, 2004 and 2003, respectively. Earnings increased due to the effects of higher market prices for dairy and egg products, volume growth in the dairy foods and seed segments, and higher prices for market hogs. Earnings also improved through cost control initiatives, increased earnings from equity in affiliated companies, and a $1.7 million gain on a divestiture of a business in the dairy foods segment. An increase in unrealized, hedging gains of $10.4 million also contributed to the increased earnings. Offsetting these increases was a decrease in gain on legal settlements to $4.2 million for the three months ended March 31, 2004 compared to $8.9 million for the three months ended March 31, 2003.

Net Sales

      Net sales for the three months ended March 31, 2004 increased $556.8 million, or 38.3%, to $2,011.3 million compared to the same period in 2003. The increase was partly attributed to the consolidation of MoArk effective July 1, 2003, which increased sales by $175 million, or 12%. Increases in dairy foods, feed, and seed sales contributed $381 million of increased sales, or 26%, compared to the three months ended March 31, 2003. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Gross Profit

      Gross profit for the three months ended March 31, 2004 increased $75.0 million, or 60%, to $200.5 million compared to $125.5 million for the three months ended March 31, 2003. The consolidation of MoArk increased gross profit by $35 million. The effect of higher average market prices for certain commodities and volume increases in the dairy foods and seed segments also contributed to the increase. Gross profit as a percent of net sales increased
1.4 percentage points to 10.0% for the three months ended March 31, 2004 compared to 8.6% for the same period in 2003. The consolidation of MoArk, which has a higher-margin product mix, partly contributed to this increase. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Selling, General and Administrative Expense

      Selling, general and administrative expense for the three months ended March 31, 2004 increased $17.5 million, or 15%, to $134.9 million compared to $117.4 million for the three months ended March 31, 2003. The increase was primarily due to the consolidation of MoArk, effective July 1, 2003, which added $9.0 million of selling, general and administrative expense in the three months ended March 31, 2004. Increased spending of $3.8 million in the feed segment related to advertising and promotion costs and $4.0 million higher personnel costs in both feed and seed contributed to the higher expenses for the three months ended March 31, 2004 versus the three months ended March 31, 2003. Selling, general and administrative expense as a percent of net sales decreased
1.4 percentage points to 6.7% for the three months ended March 31, 2004 from 8.1% for the three months ended March 31, 2003. The decline as a percent of net sales is partially due to the consolidation of MoArk, which has a lower percentage of selling, general and administrative expense to net sales than our other segments, and also due to increased sales prices in dairy foods due to a rising dairy product commodity market.

Restructuring and Impairment Charges

      For the three months ended March 31, 2004, we had restructuring and impairment charges of $0.9 million compared to $1.1 million for the same period in 2003. In 2004, we incurred $0.4 million of restructuring charges for employee severance in our dairy foods segment related to the impending closure of our Volga, South Dakota cheese facility. We also incurred $0.5 million for goodwill impairment in our seed segment related to assets held for sale. For the three months ended March 31, 2003, dairy foods recorded a restructuring charge of $1.0 million for employee severance and outplacement costs related to discontinuing whey production at an Upper Midwest dairy facility and feed recorded a $0.1 million asset impairment charge.

Interest Expense, Net

      Interest expense, net of interest income, was $23.7 million for the three months ended March 31, 2004 compared to $19.9 million for the three months ended March 31, 2003. Changes in our debt structure resulted in additional interest expense of $1.1 million for the three months ended March 31, 2004 compared to the same period for the prior year. The consolidation of MoArk effective July 1, 2003, resulted in additional interest expense of $1.5 million. Also, for the three months ended March 31, 2004, we accelerated $1.5 million of deferred financing cost amortization as a result of prepayments made on our term loans with proceeds from an expansion of our receivables securitization facility. Combined interest rates for borrowings, excluding CoBank patronage, averaged 7.55% for the three months ended March 31, 2004 compared to 6.89% for the three months ended March 31, 2003.

Gain on Legal Settlements

      As a result of settled litigation, we recorded a gain on legal settlements of $4.5 million for the three months ended March 31, 2004 compared to a gain on legal settlements of $8.9 million for the three months ended March 31, 2003. These gains represent cash received from product suppliers against whom we alleged certain price-fixing claims. Although we continue to pursue related claims, we do not expect to receive significant amounts relating to these matters in the future.

Equity in Earnings of Affiliated Companies

      For the three months ended March 31, 2004, equity in earnings of affiliated companies was $17.4 million compared to an equity loss of $1.0 million for the three months ended March 31, 2003. Equity in earnings from Agriliance was $6.7 million for the three months ended March 31, 2004, which was a $9.5 million increase from an equity loss of $2.8 million for the three months ended March 31, 2003. This increase was primarily driven by improved crop protection product margins and was partially offset by a decline in crop nutrient volumes. A discussion of net earnings for Agriliance can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Unconsolidated Businesses." MoArk equity in earnings from joint venture investments was $7.8 million for the three months ended March 31, 2004 compared to $0.6 million for the three months ended March 31, 2003. The increase in MoArk equity in earnings was driven primarily by improved market prices for eggs, in part as a result of a declining chick hatch, changes in response to new animal welfare guidelines and changing consumer dietary trends.

Income Taxes

      We recorded income tax expense of $16.6 million for the three months ended March 31, 2004 compared to a tax benefit of $5.6 million for the three months ended March 31, 2003. The increase in income tax expense resulted from improved earnings from MoArk and other non-member business, including unrealized hedging gains.

Net Sales and Gross Profit by Business Segment

      Our reportable segments consist of business units that offer similar products and services and/or similar customers. We have six segments: Dairy Foods, Feed, Seed, Swine, Agronomy and Layers. Our agronomy segment consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method, and our 38% interest in CF Industries, which is accounted for on a cost basis. Accordingly, no sales or gross profit are recorded for the agronomy segment. A discussion of net earnings for Agriliance can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Unconsolidated Businesses."

DAIRY FOODS

                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                      ------------------------------------
  (in millions)                         2004          2003        % CHANGE
                                        ----          ----        --------
Net sales........................    $   899.1     $   636.7        41.2%
Gross profit.....................         58.6          27.8       110.8%
    Gross profit % of net sales            6.5%          4.4%

Net Sales

      Net sales for the three months ended March 31, 2004 increased $262.4 million, or 41.2%, compared to the three months ended March 31, 2003. Butter and value-added cheese (retail, deli, and foodservice cheese) sales prices increased for the three months ended March 31, 2004 compared to the same period in 2003 due primarily to higher commodity prices, resulting in increased sales of $52.6 million and $14.2 million, respectively. Industrial cheese sales increased $57.5 million due to the increase in the average commodity market price of cheese, up $.38 per pound compared to the same period in 2003. Volume increases in sales of butter, particularly our branded butter, and value-added cheese for the three months ended March 31, 2004 also contributed to the increase in sales by $18.8 million and $32.7 million, respectively. Butter volume increases were partly due to the impact of our spreadable butter with canola oil product, which was introduced in the second quarter of 2003, and also timing due to the earlier Easter holiday and a buildup of customer inventories related to concerns about market volatility.. Value-added cheese volume increases were due to strong consumer demand, especially for foodservice and deli cheese. Sales through our wholesale milk marketing program, which supplies milk to fluid dairy processors, increased by $64.5 million compared to the same period for 2003 due primarily to increases in milk market prices. Other product categories increased sales by $22.1 million.

Gross Profit

      Gross profit for the three months ended March 31, 2004 increased $30.8 million compared to the three months ended March 31, 2003. Gross profit for value-added cheese increased $5.4 million due to higher profit margins as a result of higher commodity market prices. Volume increases for value-added cheese also increased gross profit by $4.7 million. Gross profit for butter increased $2.4 million due to increased volumes. Gross profit for industrial cheese increased by $9.0 million for the three months ended March 31, 2004 versus the same period in the prior year due to an increase in prices, manufacturing efficiencies, and the closure of the Gustine cheese facility in 2003. An unrealized hedging gain of $8.5 million for the three months ended March 31, 2004 compared to $0.5 million for the three months ended March 31, 2003 resulted in an additional $8.0 million of gross profit. Offsetting these increases was a $4.5 million reduction to gross profit from our wholesale milk marketing program. The 2.1 percentage-point increase in gross profit as a percent of net sales is partly due to the $8.0 million increase in the unrealized hedging gain, which accounts for 0.8 percentage points of the increase. The remaining 1.3 percentage point increase is largely due to increases in commodity prices and manufacturing efficiencies.

FEED

                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                      ------------------------------------
 (in millions)                          2004          2003       % CHANGE
                                        ----          ----       --------
Net sales........................    $   677.0     $   602.5       12.4%
Gross profit.....................         76.1          72.5        5.0%
    Gross profit % of net sales           11.2%         12.0%

Net Sales

      Net sales for the three months ended March 31, 2004 increased $74.5 million, or 12.4%, compared to the three months ended March 31, 2003. Ingredients sales increased $35.7 million due to higher commodity prices in the three months ended March 31, 2004 compared to the same period in 2003. Formula feed sales, which includes both lifestyle and livestock feeds, increased $16.2 million primarily due to increased volumes, particularly in horse and companion lifestyle animal feed, as well as higher commodity prices. Although livestock feed sales increased due to higher commodity prices, some of this increase was offset by slightly lower volumes for dairy and swine feed. Continued producer integration as well as a geographic shift in livestock numbers are the primary causes for this volume decline. Sales of animal health, farm and ranch products were $9.8 million higher than in the three months ended March 31, 2003 due to the creation of Heritage Trading Company, a consolidated joint venture formed in March of 2003. Sales at a Land O'Lakes Farmland Feed LLC subsidiary increased $13.9 million mainly due to increased sales of premix products.

Gross Profit

      Gross profit for the three months ended March 31, 2004 increased $3.6 million, or 5.0%, compared to the three months ended March 31, 2003. Sales of ingredients resulted in $3.7 million of additional gross profit due to focused purchasing opportunities in rising commodity markets. Gross profit for animal health, farm and ranch products was $0.6 million higher than for the three months ended March 31, 2003 due to the creation of Heritage Trading Company. Increased sales at a premix subsidiary resulted in increased gross profit of $0.7 million. An unrealized hedging gain of $5.5 million for the three months ended March 31, 2004 compared to $1.5 million for the three months ended March 31, 2003 resulted in an additional $4.0 million of gross profit. Partially offsetting these increases was a decline in formula feed gross profit of $2.3 million due to volume declines in livestock feeds, product mix changes, and increased costs of packaging and other supplies. Gross profit also decreased $2.0 million due to increased freight subsidies resulting from higher fuel costs. Gross profit as a percent of net sales declined from 12.0% to 11.2% for the three months ended March 31, 2004 versus 2003, respectively. The decline is primarily due to product mix changes to lower-margin formula feed products and increased packaging, supplies, and fuel costs. Offsetting the decline was an increase to gross profit as a percent of net sales of 0.8% for the three months ended March 31, 2004 compared to 0.2% for the three months ended March 31, 2003 due to the effects of unrealized hedging gains.

SEED

                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                       ------------------------------------
 (in millions)                          2004          2003       % CHANGE
                                        ----          ----       --------
Net sales........................    $   243.4     $   191.9       26.8%
Gross profit.....................         30.8          25.1       22.7%
    Gross profit % of net sales           12.7%         13.1%

Net Sales

      Net sales for the three months ended March 31, 2004 increased $51.5 million, or 26.8%, compared to the three months ended March 31, 2003. Corn seed sales increased $29.2 million due to volume growth in partnered products and product mix in our proprietary brands. Soybean sales increased $16.3 million for this same period primarily as a result of increased volumes in both proprietary and partnered brands. Alfalfa sales also increased $4.0 million mainly due to increased demand in international markets.

Gross Profit

      Gross profit for the three months ended March 31, 2004 increased $5.7 million, or 22.7%, compared to the three months ended March 31, 2003. Stronger corn seed sales resulted in increased gross profit of $3.3 million. Soybean gross profit was $2.3 million higher for the three months ended March 31, 2004 compared to the same period in 2003 mainly due to volume growth. Alfalfa gross profit increased by $2.7 million due to increased volumes and a lower cost base compared to the same period for 2003. Offsetting these increases was an unrealized hedging loss on soybean futures contracts for $2.9 million for the period ended March 31, 2004 compared to an unrealized hedging loss of $0.2 million for the three months ended March 31, 2003. Gross profit as a percent of net sales declined to 12.7%, or 0.4 percentage points, compared to the three months ended March 31, 2003, due to the increased unrealized hedging loss recorded for the three months ended March 31, 2004.

SWINE

                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                      ------------------------------------
 (in millions)                          2004          2003       % CHANGE
                                        ----          ----       --------
Net sales........................    $    22.5     $    21.2        6.1%
Gross profit.....................            0          (1.1)       n/a
    Gross profit % of net sales              0%         -5.2%

Net Sales

      Net sales for the three months ended March 31, 2004 increased $1.3 million, or 6.1%, compared to the same period last year. Average market hog prices increased from $36.43 per hundredweight for the three months ended March 31, 2003 to $45.56 per hundredweight for the three months ended March 31, 2004 due to stronger consumer demand which resulted in a sales increase of $2.2 million. Offsetting this increase was a decrease in the number of market hogs sold which reduced sales by $.3 million. In addition, sales under our packer agreement, which ties the price we receive for market hogs to the price that the packer receives for pork products, declined by $.6 million due to price.

Gross Profit

      Gross profit for the three months ended March 31, 2004 increased $1.1 million compared to the three months ended March 31, 2003. The increase in average market hog prices resulted in a gross profit improvement of $2.2 million. Gross profit also increased by $1.3 million due to reduced expenses for our cost-plus program, which ties producer payments we make under the program to market hog prices, as a result of higher market hog prices. Partially offsetting these increases were $0.6 million of higher corn and soybean meal costs and a $0.6 million decline in price related to the packer agreement versus the three months ended March 31, 2003. A decline in unrealized hedging gains of $1.1 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 also reduced gross profit. Gross profit as a percent of net sales increased to 0% from (5.2%) for the three months ended March 31, 2004 compared to the same period for 2003.

LAYERS

      Effective July 1, 2003, we consolidated MoArk as required by FIN 46 and presented the business as our layers segment in our financial statements. Prior periods were not restated. Prior to July 1, 2003, MoArk was accounted for under the equity method; accordingly, sales and gross profit for the three months ended March 31, 2003 were not included in our layers segment which is comprised solely of our ownership of MoArk.

Net Sales

      Net sales for the three months ended March 31, 2004 were $175.4 million compared to no net sales for the three months ended March 31, 2003 due to the consolidation of MoArk under FIN 46 on July 1, 2003. On a stand-alone basis, MoArk had net sales of $115.7 million for the three months ended March 31, 2003. The increase in net sales was driven primarily by higher egg market prices. For the three months ended March 31, 2004, the average market price of eggs per dozen was $1.21 versus $.85 for the three months ended March 31, 2003. Total volume of shell eggs (in dozens) increased by 3.3 percent for the period ended March 31, 2004 compared to the same period in the prior year.

Gross Profit

      Gross profit for the three months ended March 31, 2004 was $34.9 million compared to no gross profit for the three months ended March 31, 2003 due to the consolidation of MoArk under FIN 46 on July 1, 2003. On a stand-alone basis, MoArk had gross profit of $9.7 million for the three months ended March 31, 2003. Increased egg prices, increased volume in shell eggs and savings from cost-control initiatives resulted in MoArk's gross profit increase. An unrealized hedging gain of $2.1 million for the three months ended March 31, 2004 compared to $0 for the three months ended March 31, 2003, also increased gross profit.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      We rely on cash from operations, borrowings under our bank facilities and bank term debt, and other institutionally-placed funded debt as the main sources for financing working capital requirements, additions to property, plant and equipment as well as acquisitions and investments in joint ventures. Other sources of funding consist of leasing arrangements, a receivables securitization and the sale of non-strategic assets.

      Total long-term debt, including the current portion, was $952.3 million as of March 31, 2004 compared to $1,073.2 million as of December 31, 2003. The decrease was due to term debt repayments of $126.5 million ($100 million of proceeds from the expansion of our receivables securitization facility was used to pay the term debt), somewhat offset by a net $4.7 million increase for MoArk-related debt.

      Our primary sources of debt at March 31, 2004 included a $185 million revolving credit facility (which was amended in January, 2004) and a $118.4 million institutional Term B loan, both of which are secured by the majority of the Company's assets. In addition, we have $175 million in secured notes, $350 million in unsecured notes and $191 million of capital securities. For more information, please see the caption below entitled "Principal Debt Facilities."

      At March 31, 2004, we also had long and short-term debt related to MoArk of $84 million. Land O'Lakes does not provide any guarantees or support for MoArk's debt. In addition, we had $37.7 million of other miscellaneous long-term debt at March 31, 2004.

      During the fourth quarter of 2001, we entered into a $100 million receivables securitization program to reduce overall financing costs. On March 31, 2004, we expanded the facility to $200 million. At March 31, 2004, $120 million was outstanding under this facility. In accordance with generally accepted accounting principles, this facility was not reflected as debt on our consolidated balance sheet. A more complete description of this accounts receivable securitization program is found below under the caption, "Off-balance Sheet Arrangements."

      Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. As of March 31, 2004, $136.6 million was available under our $185 million revolving credit facility for working capital and general corporate purposes after giving effect to $48.4 million of outstanding letters of credit, which reduce availability. There was no outstanding balance on the facility as of March 31, 2004. In addition, at March 31, 2004, we had available cash on hand of $21.5 million, excluding an additional $20 million in cash held in escrow to support the capital lease financing of Cheese and Protein International Total equities as of March 31, 2004 were $930.9 million.

      We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months, including debt service on our term debt, the revolving credit facilities, the 9% senior secured notes and our 8 3/4% senior unsecured notes.

      We expect total capital expenditures to be approximately $100 million in 2004, of which approximately $30 million relates to the Phase II installation at CPI's Tulare, California facility. Of such amounts, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures will be required. We had $20.6 million in capital expenditures for the three months ended March 31, 2004 compared to $16.1 million for the three months ended March 31, 2003.

CASH FLOWS

The following table summarizes the key elements for our cash flows for the following periods:

                                                        Three months ended   Three months ended
                                                           March 31, 2004       March 31, 2003
                                                           --------------       --------------
     ($ in millions)
Net cash provided by operating activities............       $   78.5              $  38.9
Net cash provided (used) by investing activities.....            0.6                (16.0)
Net cash used by financing activities................         (167.8)               (52.9)

      Operating Activities. Net cash provided by operating activities increased by $39.6 million for the three months ended March 31, 2004 compared to the same period for 2003. The increase was largely due to improved net earnings of $46.9 million. Working capital requirements increased cash flow by $108.1 million primarily in our seed and dairy foods segments. The increase in seed was due to lower receivable balances at March 31, 2004 compared to March 31, 2003 as more customers were prepaying for products. The increase in dairy foods was due to rising commodity prices which increased payables more than inventory valuations. Partially offsetting these increases were a non-cash change to equity in earnings of $18.4 million and a decrease in legal settlement proceeds of $101.1 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Legal settlement proceeds totaled $4.5 million for the three months ended March 31, 2004 compared to $105.6 million for the same period in 2003.

      Investing Activities. Net cash provided by investing activities increased $16.6 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase was due to proceeds from the divestiture of a business of $7.5 million received in the three months ended March 31, 2004 and a $7.0 million increase in dividends received from investments in affiliated companies, primarily investments held by MoArk.

         Financing Activities. During the three months ended March 31, 2004, our financing activities resulted in a decrease in cash flow of $114.9 million. Payments on Term A and Term B loans were $65.3 million higher for the three months ended March 31, 2004 compared to the same period for 2003. MoArk debt payments, net of debt acquired, for the three months ended March 31, 2004 were $16.8 million. Moark was not consolidated in our financial statements for the three months ended March 31, 2003. In 2004, we also paid $4.0 million for debt issuance costs related to senior secured notes issued December of 2003 and for an amendment of our senior bank facilities in January of 2004. For the three months ended March 31, 2004, we had no borrowings from our revolving credit facility, whereas for the same period in 2003 we borrowed $18.5 million against this facility.

PRINCIPAL DEBT FACILITIES

      The principal term loans consisted of a syndicated Term A loan facility with a final maturity date of October 10, 2006, and a syndicated Term B loan facility with a final maturity of October 10, 2008. During the three months ended March 31, 2004, we made prepayments of $92.5 million on the Term A loan and $34.0 million on the Term B loan. The Term A loan was prepayable at any time without penalty and was completely paid off with these prepayments. At March 31, 2004, the Term B loan had a remaining balance of $118.4 million.

      The amortization schedule for the Term B loan facility is provided below.

                                          Term Loan B
                                          -----------
                                        ($ in millions)
2004 (remaining as of 3/31/04)          $            --
2005..........................                      1.1
2006..........................                      1.5
2007..........................                      1.5
2008..........................                    114.3
                                        ---------------
     Total....................          $         118.4
                                        ===============

      Our $250.0 million revolving credit facility was scheduled to terminate on June 28, 2004. In January 2004, we completed an amendment to this facility. Under the amendment, the lenders have committed to make advances and issue letters of credit until January, 2007, in an aggregate amount not to exceed $185 million, subject to a borrowing base limitation. The amendment also increases the amount available for the issuance of letters of credit under the revolving facility from $50 million to $75 million.

      Borrowings under the term loan and the revolving credit facility bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins are dependent upon Land O'Lakes leverage ratio in the case of the revolving credit facility. The margin on the Term B loan is fixed. As of March 31, 2004, the Term B loan interest rate was 4.59%.

      The Term B loan facility is prepayable with a penalty of 1% through October 10, 2004 and no penalty thereafter. The facility is subject to mandatory prepayments, subject to certain limited exceptions, in an amount equal to (1) 50% of excess cash flow, as defined in the facility agreement, of Land O'Lakes and the restricted subsidiaries measured annually following year end, (2) 100% of the net cash proceeds of asset sales and dispositions of property of Land O'Lakes and the restricted subsidiaries, to the extent not reinvested, (3) 100% of any casualty or condemnation receipts by Land O'Lakes and the restricted subsidiaries, to the extent not used to repair or replace assets, (4) 100% of joint venture dividends or distributions received by Land O'Lakes or the restricted subsidiaries, to the extent that they relate to the sale of property, casualty or condemnation receipts, or the issuance of any equity interest in the joint venture, (5) 100% of net cash proceeds from the sale of inventory or accounts receivable in a securitization transaction to the extent cumulative proceeds from such transactions exceed $100.0 million and (6) 100% of net cash proceeds from the issuance of unsecured senior or subordinated indebtedness issued by Land O'Lakes. In February 2004, we made a mandatory prepayment of $26.5 million on Term A and Term B loans based on the excess cash flow calculation for December 31, 2003. In March 2004, we made a mandatory prepayment of $100 million on Term A and Term B loans due to additional cash received from the expansion of our accounts receivable securitization.

      In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make payments on the Term A loan of $122.5 million and on the Term B loan of $52.5 million. These notes bear interest at a fixed rate of 9% per annum, payable on June 15 and December 15 each year. The notes are callable beginning in year four at a redemption price of 104.5%. In year five, the redemption price is 102.25%. The notes are callable at par beginning in year six.

      In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8 3/4% per annum, payable on May 15 and November 15 each year. The notes are callable beginning in year six at a redemption price of 104.375%. In years seven and eight, the redemption price is 102.917% and 101.458%, respectively. The notes are callable at par beginning in year nine.

      In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of March 31, 2004, the outstanding balance of Capital Securities was $190.7 million.

      In April and May 2004 we entered into three $50 million fixed-to-floating interest rate swap agreements, designated as fair value hedges, in an effort to return to historical exposure levels for floating interest rate debt. These swaps mirror the terms of the 8 -3/4% notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points.

      The credit agreements relating to the term loan and revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.0% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreements relating to the term loan and revolving credit facility require us to maintain an interest coverage ratio and a leverage ratio. Theses actual and required ratios for the periods indicated below are as follows:

                                       As of and for the       As of and for the
                                      twelve months ended         year ended
                                        March 31, 2004         December 31, 2003
                                        --------------        -----------------
Actual Interest Coverage Ratio             3.70 to 1              4.55 to 1
Required Interest Coverage Ratio:
  Must be at least                         2.50 to 1              2.50 to 1

Actual Leverage Ratio                      2.85 to 1              2.62 to 1
Required Leverage Ratio:
  Must be no greater than                  4.75 to 1              3.75 to 1

      An amendment to the credit agreements in January 2004 increased the required maximum leverage ratio from 3.75 to 1 to 4.75 to 1. The ratio steps down to 4.5 to 1 for the December 31, 2004 calculation, 4.0 to 1 for the December 31, 2005 calculation and to 3.75 to 1 for the December 31, 2006 calculation and thereafter.

      Indebtedness under the term loan and revolving credit facility is secured by substantially all of the material assets of Land O'Lakes and its wholly-owned domestic subsidiaries (other than LOL Finance Co. and LOLFC, LLC) and Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC), including real and personal property, inventory, accounts receivable (other than those receivables which have been sold in connection with our receivables securitization), intellectual property and other intangibles. Indebtedness under the term loans and revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries (other than LOL Finance Co. and LOLFC, LLC) and Land O'Lakes Farmland Feed and its wholly-owned domestic subsidiaries (other than LOL Farmland Feed SPV, LLC). The 9% senior notes are secured by a second lien on essentially all of the assets which secure the term loan and the revolving credit agreement, and are guaranteed by the same entities. The 8 3/4% senior notes are unsecured but are guaranteed by the same entities that guarantee the obligations under the term loan and revolving credit facility.

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

      On March 31, 2004, we completed an amendment to our receivables securitization facility. Under the amendment, the facility was increased from $100 million to $200 million. The amendment incorporates receivables generated in our dairy foods segment. In addition, the amendment increases the facility's term from one year to three years. Concurrently with the amendment, we applied the incremental proceeds from the expansion to our outstanding senior bank facilities, which included the mandatory payment in full of our Term A loan facility and a partial repayment on our Term B loan facility. The amendment also reduced the effective cost of the facility from LIBOR plus 175 basis points to LIBOR plus 137.5 basis points. As of March 31, 2004, $120.0 million was drawn under this securitization.

CAPITAL LEASES

      Cheese and Protein International (CPI), a consolidated joint venture of Land O'Lakes, leases the real property, certain equipment and the buildings relating to its cheese manufacturing and whey processing plant in Tulare, California (the "Lease"). The Lease is accounted for as a capital lease in our consolidated financial statements, and as of March 31, 2004 the lease balance was $97.0 million. The Lease base term commenced on April 30, 2002 and expires on the fifth anniversary, unless CPI requests, and the lessor approves, one or more one-year base term extensions, which could extend the base term to no more than ten years. We have entered into a Support Agreement in connection with the Lease. Pursuant to this agreement, we can elect one of the following options in the event CPI defaults on its obligations under the Lease: (i) assume the obligations of CPI, (ii) purchase the leased assets, (iii) fully cash collateralize the Lease, or (iv) nominate a replacement lessee to be approved by the lessor. The lease agreement requires, among other things, that CPI maintain certain financial ratios including minimum tangible net worth and a minimum fixed charge coverage ratio, and complete certain capital expansion activities by June 1, 2004. In addition, CPI is restricted as to borrowings and changes in ownership.

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

      Our joint venture partner, Mitsui, has a put option for its remaining interest, which can be exercised beginning on December 31, 2004 and which takes effect up to nine months following such notice. The put allows Mitsui to sell its entire remaining interest to us for $3.2 million, which we have reflected as a liability on our financial statements. Mitsui may exercise the option earlier, but only if certain specified actions are deliberately taken by CPI or Land O'Lakes to Mitsui's material disadvantage. We do not expect that such a scenario will occur. If we acquire Mitsui's remaining equity interest, and if we do not replace Mitsui with another partner, CPI would become a restricted subsidiary under the senior bank facilities at that time. As a restricted subsidiary under the senior bank facilities, CPI's on-balance sheet debt and income or loss would be included in the covenant calculations for our senior bank facilities. Further, as a restricted subsidiary under the senior bank facilities, CPI would be required to guarantee our senior bank facilities, the 8 3/4% senior unsecured notes and the 9% senior secured notes.

      MoArk, a consolidated joint venture of Land O'Lakes, had capital leases at March 31, 2004 of $11.3 million for land, buildings, machinery and equipment at various locations. Land O'Lakes does not provide any guarantees or support for any of MoArk's capital leases.

RECENT ACCOUNTING PRONOUNCEMENTS

      In May, 2003, the FASB issued Statement of Financial Accounting Standards 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement was effective for us as of January 1, 2004. The adoption of this standard did not have a material impact on us.

      In December 2003, the FASB revised Statement of Financial Accounting Standards 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement revises the disclosures about pension and other postretirement benefit plans. It requires additional disclosure regarding changes in benefit obligations and fair value of plan assets. The statement was effective for the Company as of December 31, 2003. We adopted this Statement for the year ended December 31, 2003, and have provided the interim disclosures in Item 1, Financial Statements, Note 10, Pension and Other Postretirement Plans.

      On January 12, 2004, the FASB issued FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The position permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Regardless of whether a sponsor elects that deferral, the position requires certain disclosures pending further consideration of the underlying accounting issues. We have chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting. Our measures of the accumulated projected benefit obligation and net periodic postretirement benefit costs as of and for the three months ended March 31, 2004 do not reflect the effect of the Act.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q for the three months ended March 31, 2004 includes forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

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

      - AN OVERSUPPLY OF FOOD PROTEIN IN THE UNITED STATES MARKET HAS REDUCED, AND COULD CONTINUE TO REDUCE, OUR SALES AND MARGINS.

      - A GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED AND COULD CONTINUE TO DECREASE OUR SALES AND MARGINS.

      - CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR REVENUES AND CASH FLOW.

      -     COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

      - OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER CONDITIONS.

      - INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILTIY.

      -     OUTBREAK OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

      - CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR OPERATING PROFIT AND THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES TO DECREASE.

      - WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

      - AGRILIANCE'S BUSINESS MAY BE ADVERSELY AFFECTED BY AGRILIANCE'S DEPENDENCE UPON ITS SUPPLIERS.

      -     A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX
            LIABILITY.

      - OUR LIMITED ACCESS TO EQUITY MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL.

      - OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

      - INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

      - OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

      - PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

      - WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS AND REGULATIONS APPLICABLE TO OUR OPERATIONS.

      - STRIKE OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

      - THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.

      For a discussion of additional factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For the three months ended March 31, 2004 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      In April and May 2004, we entered into three $50 million fixed-to-floating interest rate swap agreements, designated as fair value hedges, in an effort to return to historical exposure levels for floating interest rate debt.

These swaps mirror the terms of the 8.75% notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are currently and from time to time involved in litigation incidental to the conduct of our business. The damages claimed against us in some of these cases are substantial. On February 24, 2004, Cache La Poudre Feeds, LLC ("Cache") filed a lawsuit in the United States District Court for the District of Colorado against the Company, Land O'Lakes Farmland Feed LLC and certain named officers thereof claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. Cache seeks damages of at least $132.8 million, which, it claims, is the amount the named entities generated in gains, profits and advantages from using the Profile trade name. In response to Cache's complaint, the Company denied any wrongdoing and pursued certain counterclaims against Cache relating to, among other things, trademark infringement, and other claims against Cache for, among other things, defamation and libel. In addition, the Company believes that Cache's calculation of the Company's gains, profits and advantages allegedly generated from the use of the Profile trade name is grossly overstated. The Company believes that sales revenue generated from the sale of products carrying the Profile trade name are immaterial. Although the amount of any loss that may result from this matter cannot be ascertained with certainty, we do not currently believe that it will result in a loss material to our consolidated financial condition, future results of operations or cash flow.

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

      In December 2002, we reached settlements with defendants whom we claimed had illegally fixed the prices for various vitamin and methionine products we purchased. As a result of the settlements, we received proceeds of approximately $119.5 million in 2003. In February 2004, we received an additional $4.5 million of proceeds. When combined with the settlement proceeds received from similar claims settled since the commencement of these actions, we have received cumulatively approximately $188 million from the settling defendants. These claims that have been settled represent the vast majority of our vitamin and methionine purchases.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

EXHIBIT           DESCRIPTION
 3.1              By-Laws of Land O'Lakes Inc., as amended, February 2003 (1)

 4.1              Fourth Amendment dated January 13, 2004 to the Credit
                  Agreement dated October 11, 2001 among Land O'Lakes, Inc., the Lenders party thereto and the Chase Manhattan Bank. (2)

10.1 Amended and Restated Receivables Purchase Agreement dated as of March 31, 2004, among Land O'Lakes
                  Farmland Feed LLC, LOL Farmland Feed SPV, LLC, and
                  CoBank, ACB (1)

10.2              Fourth Amendment dated January 13, 2004 to the
                  Amended and Restated Five-Year Credit Agreement
                  dated October 11, 2001 among Land O'Lakes, Inc., the
                  Lenders party thereto and the Chase Manhattan Bank.
                  (1)

10.3              First Amendment dated March 31, 2004 to Purchase and
                  Sales Agreement dated December 18, 2001, among Land
                  O'Lakes, Inc., Land O'Lakes Farmland Feed LLC,
                  Purina Mills, LLC and LOL Farmland Feed SPV, LLC (1)

31.1 Certification Pursuant to 15 U.S,C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification Pursuant to 15 U.S,C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1              Certification  Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002*

32.2              Certification  Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) Incorporated by reference to an exhibit to the registrant's Registration Statement on Form S-4 filed April 28, 2004.

(2) Incorporated by reference to an exhibit to the Company's Form 10-K for the year ended December 31, 2003, filed on March 30, 2004.

*     Filed electronically herewith

(B)   REPORTS ON FORM 8-K

      On February 2, 2004 the Company furnished a Report on Form 8-K to report the filing of a press release containing the Company's 2003 annual earnings information.

      On February 26, 2004 the Company furnished a Report on Form 8-K to make available its Annual Report to Stakeholders.

      On March 3, 2004 the Company furnished a Report on Form 8-K to report the filing of a press release announcing the election of a new chairman to the Company's Board of Directors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of May, 2004.

                             LAND O'LAKES, INC.

                             By /s/ Daniel Knutson
                               ----------------------------------------------
                               Daniel Knutson
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)