Form 10-Q/A
period 2003-03-31
LAND O LAKES INC
filed 2004-08-16
CIK 1032562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                          Amendment No. 2 to Form 10-Q

(Mark One)

[X| Quarterly report pursuant to Section 13 or 15(d) of the Securities] Exchange Act of 1934
      For the quarterly period ended March 31, 2003*

                                       or

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

      *Although Land O'Lakes, Inc. is not currently required to file the Quarterly Report on Form 10-Q/A pursuant to Section 13 or 15(d), we are filing voluntarily.

                                EXPLANATORY NOTE

      This Amendment No. 2 to the Land O'Lakes, Inc. (the "Company") quarterly report filed on Form 10-Q for the quarterly period ended March 31, 2003 is being filed solely to reflect the restatement of the Company's consolidated financial statements due to accounting errors it identified at its Carlisle, PA dairy facility and reported in its dairy foods segment. The Company announced in June 2004 that it planned to restate financial results for certain periods to reflect the adjustments necessary to correct these errors. This Amendment No. 2 includes our restated consolidated financial statements as of March 31, 2003, and December 31, 2002 and for the three months ended March 31, 2003 and March 31, 2002. The adjustments relate primarily to the manner in which the Company's Carlisle facility estimated and recorded monthly financial information. Because all information required to be recorded was not known at month-end, the Carlisle facility used an accounting model to estimate certain sales and cost of sales and the related accounts receivable, accounts payable and inventory and recorded financial information in accordance with the model. The accounts were not properly reconciled in subsequent periods to reflect the actual results. Other adjustments relate to accrual cutoffs and mathematical errors in inventory calculations. The financial statement line items impacted thereby include net sales, cost of sales, gross profit, earnings from operations, loss before income taxes, income tax benefit, net loss, receivables, inventories, accounts payable, accrued expenses, deferred income taxes (included in other assets), member equities, and retained earnings. See Note 2 to Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part 1, Item 1 "Financial Statements" of this Form 10-Q/A for further information regarding the Company's restated financial results.

      These errors and related adjustments affect periods beginning with the year ended December 31, 1997. The cumulative impact of these adjustments on net earnings through March 31, 2004 was an overstatement of $18.7 million. Concurrently with the filing of this Amendment No. 2, the Company is filing amendments to its quarterly reports on Form 10-Q for the quarters ended June 30, 2003, September 30, 2003 and March 31, 2004, and to its annual report on Form 10-K for the year ended December 31, 2003 to furnish restatements of the financial statements or financial data as of and for the periods included in such filings.

      For the convenience of the reader, this Amendment No. 2 sets forth in its entirety the Company's Form 10-Q for the quarterly period ended March 31, 2003, which was originally filed with the SEC on May 14, 2003 (the "Original Filing") and was amended on April 26, 2004. The amended information includes the restated consolidated financial statements and notes thereto for Land O'Lakes, Inc. in
Item 1 of Part 1, the restated financial results and comparisons in Item 2 of
Part 1, and the evaluation of disclosure controls and procedures and changes to internal controls in response to the discovery of the accounting errors in Item 4 of Part 1. Except for the forgoing amended information, this Amendment No. 2 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Original Filing.

      In connection with the filing of this Amendment No. 2 and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment No. 2 certain currently dated certifications in Item 6.

                                      INDEX

                                                                                                                               PAGE
                                                                                                                               ----
PART I. FINANCIAL INFORMATION...............................................................................................     4
Item I. Financial Statements................................................................................................     4
LAND O'LAKES, INC. (Restated)
Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002..........................................     4
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)........................     5
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)........................     6
Notes to Consolidated Financial Statements (unaudited)......................................................................     7

LAND O'LAKES FARMLAND FEED LLC
Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002..........................................    19
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)........................    20
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)........................    21
Notes to Consolidated Financial Statements (unaudited)......................................................................    22

PURINA MILLS, LLC
Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002..........................................    34
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)........................    35
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)........................    36
Notes to Consolidated Financial Statements (unaudited)......................................................................    37

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...............................    41

Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................................................    53

Item 4. Controls and Procedures.............................................................................................    53

PART II. OTHER INFORMATION..................................................................................................    54

Item 1. Legal Proceedings...................................................................................................    54

Item 6. Exhibits and Reports on Form 8-K....................................................................................    55

SIGNATURES..................................................................................................................    57

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following information has been amended to reflect the restatement of our consolidated financial statements as further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A and in Note 2 of Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part 1, Item 1 of this Form 10-Q/A.

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                                  RESTATED
                                                                                                          MARCH 31,     DECEMBER 31,
                                                                                                            2003            2002
                                                                                                        -------------   ------------
                                                                                                              ($ IN THOUSANDS)
                                                                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and short-term investments...................................................................    $      34,212   $     64,327
  Receivables, net..................................................................................          478,701        545,378
  Receivable from legal settlement..................................................................                -         96,707
  Inventories.......................................................................................          496,396        446,600
  Prepaid expenses..................................................................................           97,215        189,246
  Other current assets..............................................................................           13,689         13,878
                                                                                                        -------------   ------------
      Total current assets..........................................................................        1,120,213      1,356,136

Investments.........................................................................................          549,381        545,592
Property, plant and equipment, net..................................................................          576,705        579,860
Property under capital lease........................................................................          103,511        105,736
Goodwill, net.......................................................................................          317,905        323,413
Other intangibles...................................................................................          102,472        101,770
Other assets........................................................................................          219,282        220,124
                                                                                                        -------------   ------------
      Total assets..................................................................................    $   2,989,469   $  3,232,631
                                                                                                        =============   ============

LIABILITIES AND EQUITIES
Current liabilities:

  Notes and short-term obligations..................................................................    $      45,825   $     37,829
  Current portion of long-term debt.................................................................           81,965        104,563
  Current portion of obligation under capital lease.................................................            8,867        108,279
  Accounts payable..................................................................................          506,134        701,445
  Accrued expenses..................................................................................          204,602        207,027
  Patronage refunds payable and other member equities payable.......................................            7,128         12,388
                                                                                                        -------------   ------------
      Total current liabilities.....................................................................          854,521      1,171,531

Long-term debt......................................................................................          988,872      1,007,308
Obligation under capital lease......................................................................           97,005              -
Employee benefits and other liabilities.............................................................          106,532        104,340
Minority interests..................................................................................           57,662         53,687
Equities:
  Capital stock.....................................................................................            2,169          2,190
  Member equities...................................................................................          848,874        858,996
  Retained earnings.................................................................................           33,834         34,579
                                                                                                        -------------   ------------
      Total equities................................................................................          884,877        895,765
                                                                                                        -------------   ------------
Commitments and contingencies
Total liabilities and equities......................................................................    $   2,989,469   $  3,232,631
                                                                                                        =============   ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  RESTATED
                                                         FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           2003               2002
                                                        -----------       -----------
                                                              ($ IN THOUSANDS)
                                                                 (UNAUDITED)
Net sales ........................................      $ 1,451,018       $ 1,530,103
Cost of sales ....................................        1,325,483         1,383,420
                                                        -----------       -----------
Gross profit .....................................          125,535           146,683

Selling, general and administration ..............          119,969           127,521
Restructuring and impairment charges .............            1,092             3,435
                                                        -----------       -----------
Earnings from operations .........................            4,474            15,727

Interest expense, net ............................           17,385            17,547
Gain on legal settlements ........................           (8,889)                -
Gain on sale of intangible .......................                -            (4,184)
Gain on sale of investment .......................             (500)                -
Equity in loss of affiliated companies ...........              983             9,861
Minority interest in earnings of subsidiaries ....            1,489               934
                                                        -----------       -----------
Loss before income taxes .........................           (5,994)           (8,431)
Income tax benefit ...............................           (5,614)           (6,658)
                                                        -----------       -----------
Net loss .........................................      $      (380)      $    (1,773)
                                                        ===========       ===========

Applied to:
  Member equities

     Allocated patronage refunds .................      $     9,794       $    11,574
     Deferred equities ...........................          (13,902)          (12,963)
                                                        -----------       -----------
                                                             (4,108)           (1,389)
  Retained earnings ..............................            3,728              (384)
                                                        -----------       -----------
                                                        $      (380)      $    (1,773)
                                                        ===========       ===========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        RESTATED
                                                                                               FOR THE THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                  2003            2002
                                                                                               ----------       ---------
                                                                                                     ($ IN THOUSANDS)
                                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................................................     $     (380)      $  (1,773)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
   Depreciation and amortization .........................................................         26,642          26,813
   Amortization of deferred financing charges ............................................            913             691
   Bad debt expense ......................................................................            691             253
   Proceeds from patronage revolvement received ..........................................             10             127
   Non-cash patronage income .............................................................           (209)           (923)
   Receivable from legal settlement ......................................................         96,707              --
   Decrease (increase) in other assets ...................................................          1,709            (824)
   Increase (decrease) in other liabilities ..............................................          2,096          (1,208)
   Restructuring and impairment charges ..................................................          1,092           3,435
   Equity in loss of affiliated companies ................................................            983           9,861
   Minority interests ....................................................................          1,489             934
   Other .................................................................................         (1,229)         (4,943)
  Changes in current assets and liabilities, net of acquisitions and divestitures:
   Receivables ...........................................................................         65,986          24,385
   Inventories ...........................................................................        (48,006)        (42,894)
   Other current assets ..................................................................         92,304          77,987
   Accounts payable ......................................................................       (195,506)       (173,202)
   Accrued expenses ......................................................................         (6,427)        (22,703)
                                                                                               ----------       ---------
  Net cash provided (used) by operating activities .......................................         38,865        (103,984)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .............................................        (16,120)        (17,674)
  Payments for investments ...............................................................         (8,800)         (3,595)
  Proceeds from sale of investments ......................................................          3,000          21,009
  Proceeds from sale of property, plant and equipment ....................................          1,562           6,622
  Dividends from investments in affiliated companies .....................................          1,737           3,084
  Other ..................................................................................          2,581              37
                                                                                               ----------       ---------
  Net cash (used) provided by investing activities .......................................        (16,040)          9,483
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt ............................................................         24,768          37,877
  Proceeds from issuance of long-term debt ...............................................            425           1,688
  Payments on principal of long-term debt ................................................        (61,934)        (41,734)
  Payments on principal of capital lease obligation ......................................         (2,217)             --
  Payments for redemption of member equities .............................................        (15,331)        (20,060)
  Other ..................................................................................          1,349             362
                                                                                               ----------       ---------
  Net cash used by financing activities ..................................................        (52,940)        (21,867)
                                                                                               ----------       ---------
  Net decrease in cash ...................................................................        (30,115)       (116,368)
Cash and short-term investments at beginning of period ...................................         64,327         130,169
                                                                                               ----------       ---------
Cash and short-term investments at end of period .........................................     $   34,212       $  13,801
                                                                                               ==========       =========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during periods for:
  Interest, net of interest capitalized ..................................................     $   14,610       $  16,924
  Income taxes recovered .................................................................     $   (4,198)      $  (7,080)

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

2.    FINANCIAL STATEMENT RESTATEMENT

      The Company announced in June 2004 that it planned to restate financial results for certain periods due to accounting errors it identified at its Carlisle, PA dairy facility and reported in its dairy foods segment. The consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 have been restated to reflect adjustments necessary to correct these errors. The adjustments relate primarily to the manner in which its Carlisle facility estimated and recorded monthly financial information. Because all information required to be recorded was not known at month-end, the Carlisle facility used an accounting model to estimate certain sales and cost of sales and the related accounts receivable, accounts payable and inventory and recorded financial information in accordance with the model. The accounts were not properly reconciled in subsequent periods to reflect the actual results. Other adjustments relate to accrual cutoffs and mathematical errors in inventory calculations. The financial statement line items impacted thereby include net sales, cost of sales, gross profit, earnings from operations, loss before income taxes, income tax benefit, net loss, receivables, inventories, accounts payable, accrued expenses, deferred income taxes (included in other assets), member equities, and retained earnings. The consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and March 31, 2002 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections as follows:

                                                     AS PREVIOUSLY                        AS PREVIOUSLY
                                                        REPORTED          RESTATED           REPORTED           RESTATED
                                                      THREE MONTHS      THREE MONTHS       THREE MONTHS      THREE MONTHS
                                                          ENDED            ENDED              ENDED              ENDED
CONSOLIDATED STATEMENTS OF OPERATIONS                MARCH 31, 2003    MARCH 31,2003      MARCH 31, 2002     MARCH 31,2002
                                                     --------------    -------------      --------------     -------------
Net sales                                            $   1,454,452     $   1,451,018      $    1,532,233     $   1,530,103
Cost of sales                                            1,328,903         1,325,483           1,384,258         1,383,420
Gross profit                                               125,549           125,535             147,975           146,683
Earnings from operations                                     4,488             4,474              17,019            15,727
Loss before income taxes                                    (5,980)           (5,994)             (7,139)           (8,431)
Income tax benefit                                          (5,609)           (5,614)             (6,163)           (6,658)
Net loss                                             $        (371)    $        (380)     $         (976)    $      (1,773)

Applied to:
  Member equities
   Allocated patronage refunds                       $       9,794     $       9,794      $       11,574     $      11,574
   Deferred equities                                       (13,893)          (13,902)            (12,086)          (12,963)
                                                     -------------     -------------      --------------     -------------
                                                            (4,099)           (4,108)               (512)           (1,389)
  Retained earnings                                          3,728             3,728                (464)             (384)
                                                     -------------     -------------      --------------     -------------
                                                     $        (371)    $        (380)     $         (976)    $      (1,773)
                                                     =============     =============      ==============     =============

                                                      AS PREVIOUSLY                      AS PREVIOUSLY
                                                        REPORTED           RESTATED         REPORTED            RESTATED
CONSOLIDATED BALANCE SHEETS                          MARCH 31, 2003    MARCH 31, 2003  DECEMBER 31, 2002    DECEMBER 31,2002
                                                     --------------    --------------  -----------------    ----------------
Total current assets                                   $ 1,145,409      $ 1,120,213       $ 1,378,128          $ 1,356,136
Other assets                                               210,980          219,282           211,823              220,124
Total assets                                             3,006,363        2,989,469         3,246,322            3,232,631
Total current liabilities                                  855,658          854,521         1,169,474            1,171,531
Total equities                                             900,634          884,877           911,513              895,765
Total liabilities and equities                           3,006,363        2,989,469         3,246,322            3,232,631

3.    RECEIVABLES

      A summary of receivables is as follows:

                                                                         RESTATED
                                                                 MARCH 31,      DECEMBER 31,
                                                                   2003             2002
                                                                ----------      ------------
Trade accounts .............................................    $  221,238      $    225,589
Notes and contracts ........................................        52,739            44,565
Notes from sale of trade receivables (see Note 4) ..........       151,193           194,476
Other ......................................................        72,918            99,003
                                                                ----------      ------------
                                                                   498,088           563,633
Less allowance for doubtful accounts .......................        19,387            18,255
                                                                ----------      ------------
Total receivables, net .....................................    $  478,701      $    545,378
                                                                ==========      ============

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

5.    INVENTORIES

      A summary of inventories is as follows:

                                                                         RESTATED
                                                                 MARCH 31,      DECEMBER 31,
                                                                  2003              2002
                                                                ----------      ------------
Raw materials ..............................................    $  146,599      $    141,915
Work in process ............................................        35,005            33,982
Finished goods .............................................       314,792           270,703
                                                                ----------      ------------
Total inventories ..........................................    $  496,396      $    446,600
                                                                ==========      ============

6.    INVESTMENTS

      A summary of investments is as follows:

                                                                 MARCH 31,      DECEMBER 31,
                                                                   2003             2002
                                                                ----------      ------------
CF Industries, Inc. ........................................    $  249,502      $    249,502
Agriliance LLC .............................................        88,862            91,629
MoArk LLC ..................................................        55,103            44,678
Ag Processing Inc. .........................................        37,854            37,854
Advanced Food Products LLC .................................        26,822            27,418
CoBank, ACB ................................................        22,090            22,061
Universal Cooperatives .....................................         6,473             6,473
Prairie Farms Dairy, Inc. ..................................         5,272             5,092
Melrose Dairy Proteins, LLC ................................         4,906             6,579
Other - principally cooperatives and joint ventures ........        52,497            54,306
                                                                ----------      ------------
Total investments ..........................................    $  549,381      $    545,592
                                                                ==========      ============

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The carrying amount of goodwill is as follows:

                                                                 MARCH 31,      DECEMBER 31,
                                                                   2003             2002
                                                                ----------      ------------
Dairy Foods ................................................    $   66,668      $     66,718
Feed .......................................................       156,651           156,839
Seed .......................................................        13,432            16,948
Swine ......................................................           634               647
Agronomy ...................................................        68,300            69,823
Other ......................................................        12,220            12,438
                                                                ----------      ------------
Total goodwill .............................................    $  317,905      $    323,413
                                                                ==========      ============

      Goodwill decreases in Dairy Foods, Feed, Swine, Agronomy and Other were due to amortization. The goodwill decrease of $3.5 million in the Seed segment was related to amortization and reclassifications.

OTHER INTANGIBLE ASSETS

                                                                                                     MARCH 31,    DECEMBER 31,
                                                                                                       2003          2002
                                                                                                    ----------    -----------
Amortized other intangible assets:
 Trademarks, less accumulated amortization of $1,758 and $1,615, respectively ..................    $    2,611    $     2,725
 Patents, less accumulated amortization of $1,684 and $1,394, respectively .....................        14,689         14,979
 Agreements not to compete, less accumulated amortization of $2,534 and $2,324, respectively ...         1,766          1,976
 Other intangible assets, less accumulated amortization of $6,578 and $7,343, respectively .....         6,443          5,127
                                                                                                    ----------    -----------
Total amortized other intangible assets ........................................................        25,509         24,807
Total non-amortized other intangible assets - trademarks .......................................        76,963         76,963
                                                                                                    ----------    -----------
Total other intangible assets ..................................................................    $  102,472    $  101,770
                                                                                                    ==========    ===========

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

      A summary of restructuring activities and resulting reserve for the three months ended March 31, 2003 is as follows:

                                                                      BALANCE                                  BALANCE
                                                                    DECEMBER 31,    CHARGE TO     UTILIZED     MARCH 31,
                                                                        2002         EXPENSE      IN 2003        2003
                                                                    ------------    ----------  -----------    ---------
Termination benefits                                                $      8,871    $    1,000  $    (5,231)   $   4,640
Other...........................................................           1,604             -         (128)       1,476
                                                                    ------------    ----------  -----------    ---------
Total...........................................................    $     10,475      $  1,000  $    (5,359)   $   6,116
                                                                    ============    ==========  ===========    =========

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

12.   COMMITMENTS AND CONTINGENCIES

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

13.   SEGMENT INFORMATION

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

                                                 RESTATED                                                               RESTATED
                                               DAIRY FOODS       FEED       SEED     SWINE     AGRONOMY      OTHER    CONSOLIDATED
                                               -----------    ---------- --------- ---------   ---------   --------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2003
  Net sales................................    $   632,510    $  602,466 $ 191,895 $  21,165   $       -   $  2,982   $  1,451,018
  Cost of sales............................        604,686       529,929   166,834    22,236           -      1,798      1,325,483
  Selling, general and administration......         39,462        59,969    13,393     1,362       3,326      2,457        119,969
  Restructuring and impairment charges.....          1,000            92         -         -           -          -          1,092
  Interest expense, net....................          6,322         5,789     1,046     1,273       2,332        623         17,385
  Gain on legal settlements................              -        (8,889)        -         -           -          -         (8,889)
  Gain on sale of investment...............              -          (500)        -         -           -          -           (500)
  Equity in loss (earnings) of affiliated
   companies...............................            630          (556)        -       365       3,147     (2,603)           983
  Minority interest in earnings of
   subsidiaries............................              -         1,489         -         -           -          -          1,489
                                               -----------    ---------- --------- ---------   ---------   --------   ------------
  (Loss) earnings before income taxes......    $   (19,590)   $   15,143 $  10,622 $  (4,071)  $  (8,805)  $    707   $     (5,994)
                                               ===========    ========== ========= =========   =========   ========   ============
FOR THE THREE MONTHS ENDED MARCH 31, 2002
  Net sales................................    $   728,998    $  618,563 $ 155,703 $  23,880   $       -   $  2,959   $  1,530,103
  Cost of sales............................        685,225       544,496   130,568    21,517           -      1,614      1,383,420
  Selling, general and administration......         44,541        62,317    12,977     1,661       3,547      2,478        127,521
  Restructuring and impairment charges.....              -         3,435         -         -           -          -          3,435
  Interest expense, net....................          4,358         8,029       973     1,385       2,087        715         17,547
  Gain on sale of intangible...............              -        (4,184)        -         -           -          -         (4,184)
  Equity in loss (earnings) of affiliated
   companies...............................            530          (458)       96      (161)      9,806         48          9,861
  Minority interest in (loss) earnings of
   subsidiaries............................           (537)        1,399         -         -           -         72            934
                                               -----------    ---------- --------- ---------   ---------   --------   ------------
  (Loss) earnings before income taxes......    $    (5,119)   $    3,529 $  11,089 $    (522)  $ (15,440)  $ (1,968)  $     (8,431)
                                               ===========    ========== ========= =========   =========   ========   ============

14.   SUBSEQUENT EVENT

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

                               LAND O'LAKES, INC.
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2003

                                RESTATED
                                   LAND          WHOLLY-       MAJORITY-
                              O'LAKES, INC.       OWNED          OWNED
                                  PARENT       CONSOLIDATED   CONSOLIDATED     NON-GUARANTOR                    RESTATED
                                 COMPANY        GUARANTORS     GUARANTORS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                              -------------    ------------   ------------     -------------   ------------   -------------
                                                              (UNAUDITED)
                                                                 ASSETS
Current assets:
  Cash and short-term
   investments .............  $      24,538    $      3,863   $       (371)    $       6,182   $          -   $      34,212
  Receivables, net .........        439,726          72,827        138,496            48,007       (220,355)        478,701
  Inventories ..............        312,122          55,798        119,179             9,297              -         496,396
  Prepaid expenses .........         85,141           1,239         10,560               275              -          97,215
  Other current assets .....          9,819             835              -             3,035              -          13,689
                              -------------    ------------   ------------     -------------   ------------   -------------
    Total current assets ...        871,346         134,562        267,864            66,796       (220,355)      1,120,213
Investments ................      1,115,381             222         18,790             1,951       (586,963)        549,381
Property, plant and
  equipment, net ...........        269,002          15,018        242,693            49,992              -         576,705
Property under capital
  lease ....................              -               -              -           103,511              -         103,511
Goodwill, net ..............        190,711           4,824        122,154               216              -         317,905
Other intangibles ..........          4,512             677         96,946               337              -         102,472
Other assets ...............        162,340           3,714         27,018            45,125        (18,915)        219,282
                              -------------    ------------   ------------     -------------   ------------   -------------
    Total assets ...........  $   2,613,292    $    159,017   $    775,465     $     267,928   $   (826,233)  $   2,989,469
                              =============    ============   ============     =============   ============   =============

                                                           LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
   obligations .............  $       2,640    $      2,845   $       (508)    $      79,589   $    (38,741)  $      45,825
  Current portion of
   long-term debt ..........         81,918          68,429              -                47        (68,429)         81,965
  Current portion of
   obligation under
   capital lease ...........              -               -              -             8,867              -           8,867
  Accounts payable .........        461,136          58,000         97,509            11,923       (122,434)        506,134
  Accrued expenses .........        160,231           1,633         39,097             3,641              -         204,602
  Patronage refunds and
   other member equities
   payable .................          7,128               -              -                 -              -           7,128
                              -------------    ------------   ------------     -------------   ------------   -------------
    Total current
     liabilities ...........        713,053         130,907        136,098           104,067       (229,604)        854,521
Long-term debt .............        972,366          10,178              -            15,994         (9,666)        988,872
Obligation under capital
  lease ....................              -               -              -            97,005              -          97,005
Employee benefits and
  other liabilities ........         77,172           1,168         26,382             1,810              -         106,532
Minority interests .........         50,711               -          2,564             4,387              -          57,662
Equities:
  Capital stock ............          2,169           1,084        508,035            68,045       (577,164)          2,169
  Member equities ..........        848,874               -              -                 -              -         848,874
  Retained earnings ........        (51,053)         15,680        102,386           (23,380)        (9,799)         33,834
                              -------------    ------------   ------------     -------------   ------------   -------------
    Total equities .........        799,990          16,764        610,421            44,665       (586,963)        884,877
                              -------------    ------------   ------------     -------------   ------------   -------------
Commitments and
  contingencies
Total liabilities and
  equities .................  $   2,613,292    $    159,017   $    775,465     $     267,928   $   (826,233)  $   2,989,469
                              =============    ============   ============     =============   ============   =============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003



                                              RESTATED
                                                LAND          WHOLLY-       MAJORITY-
                                              O'LAKES,        OWNED           OWNED
                                             INC. PARENT   CONSOLIDATED    CONSOLIDATED    NON-GUARANTOR      RESTATED
                                              COMPANY       GUARANTORS      GUARANTORS     SUBSIDIARIES     CONSOLIDATED
                                            ------------   ------------    ------------    -------------    ------------
                                                                           (UNAUDITED)
Net sales ..............................    $   773,966    $     54,938   $    589,485     $      32,629    $  1,451,018
Cost of sales ..........................        722,151          50,842        518,674            33,816       1,325,483
                                            -----------    ------------   ------------     -------------    ------------
Gross profit ...........................         51,815           4,096         70,811            (1,187)        125,535
Selling, general and administration ....         54,447           3,161         57,745             4,616         119,969
Restructuring and impairment charges ...          1,000               -             92                 -           1,092
                                            -----------    ------------   ------------     -------------    ------------
(Loss) earnings from operations ........         (3,632)            935         12,974            (5,803)          4,474
Interest expense (income), net .........         18,171             667         (1,127)             (326)         17,385
Gain on legal settlements ..............         (8,021)              -           (868)                -          (8,889)
Gain on sale of investment .............              -               -           (500)                -            (500)
Equity in loss (earnings) of affiliated
  companies ............................          1,530               -           (547)                -             983
Minority interest in earnings (loss) of
  subsidiaries .........................          1,309               -             (4)              184           1,489
                                            -----------    ------------   ------------     -------------    ------------
(Loss) earnings before income taxes ....        (16,621)            268         16,020            (5,661)         (5,994)
Income tax (benefit) expense ...........         (3,763)            282            162            (2,295)         (5,614)
                                            -----------    ------------   ------------     -------------    ------------
Net (loss) earnings ....................    $   (12,858)   $        (14)  $     15,858     $      (3,366)   $       (380)
                                            ===========    ============   ============     =============    ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                            RESTATED
                                              LAND          WHOLLY-         MAJORITY-
                                            O'LAKES,         OWNED            OWNED
                                           INC. PARENT    CONSOLIDATED     CONSOLIDATED  NON-GUARANTOR                   RESTATED
                                            COMPANY        GUARANTORS      GUARANTORS    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                           -----------    ------------    -------------  -------------   ------------  ------------
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
 Net (loss) earnings .................     $  (12,858)    $        (14)   $     15,858   $      (3,366)  $          -  $       (380)
 Adjustments to reconcile net
   (loss) earnings to net cash
   provided (used) by operating
   activities:
  Depreciation and amortization ......         15,670              574           9,870             528              -        26,642
  Amortization of deferred
   financing charges .................            913                -               -               -              -           913
  Bad debt expense ...................            191                -             500               -              -           691
 Proceeds from patronage
   revolvement received ..............             10                -               -               -              -            10
  Non-cash patronage income ..........           (209)               -               -               -              -          (209)
  Receivable from legal settlement ...         90,707                -           6,000               -              -        96,707
  (Increase) decrease in other
   assets ............................         (8,037)           7,356            (564)         (2,024)         4,978         1,709
  Increase (decrease) in other
  liabilities ........................          3,516             (165)         (1,072)           (183)             -         2,096
  Restructuring and impairment
   charges ...........................          1,000                -              92               -              -         1,092
  Equity in loss (earnings) of
   affiliated companies ..............          1,530                -            (547)              -              -           983
  Minority interest ..................          1,309                -              (4)            184              -         1,489
  Other ..............................           (741)               -            (425)            (63)             -        (1,229)
 Changes in current assets and
   liabilities, net of acquisitions
   and divestitures:
  Receivables ........................        (35,518)           2,791          64,730          (2,685)        36,668        65,986
  Inventories ........................        (57,393)          18,600          (8,896)           (317)             -       (48,006)
  Other current assets ...............         91,165            3,102          (1,942)            (21)             -        92,304
  Accounts payable ...................        (16,764)         (34,279)        (22,585)         (5,954)      (115,924)     (195,506)
  Accrued expenses ...................         (1,089)             (12)         (9,663)           (888)         5,225        (6,427)
                                           ----------     ------------    ------------   -------------   ------------  ------------
 Net cash provided (used) by
  operating activities ...............         73,402           (2,047)         51,352         (14,789)       (69,053)       38,865
CASH FLOWS FROM INVESTING
  ACTIVITIES:
 Additions to property, plant and
  equipment ..........................        (12,509)            (122)         (3,370)           (119)             -       (16,120)
 Payments for investments ............        (13,797)               -               -            (348)         5,345        (8,800)
 Proceeds from sale of investments ...              -                -           3,000               -              -         3,000
 Proceeds from sale of property,
  plant and equipment ................          1,562                -               -               -              -         1,562
 Dividends from investments in
  affiliated companies ...............          1,737                -               -               -              -         1,737
 Other ...............................             41                -           2,540               -              -         2,581
                                           ----------     ------------    ------------   -------------   ------------  ------------
 Net cash (used) provided by
  investing activities ...............        (22,966)            (122)          2,170            (467)         5,345       (16,040)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease) increase in
    short-term debt ..................         (7,460)           3,494            (604)         13,452         15,886        24,768
 Proceeds from issuance of
  long-term debt .....................            424                -               -               1              -           425
 Payments on principal of
  long-term debt .....................        (61,916)             (18)        (52,593)           (632)        53,225       (61,934)
 Payments on principal of capital
  lease obligation ...................              -                -               -          (2,217)             -        (2,217)
 Payments for redemption of member
  equities ...........................        (15,331)               -               -               -              -       (15,331)
 Other ...............................             51              (28)            765           5,964         (5,403)        1,349
                                           ----------     ------------    ------------   -------------   ------------  ------------
 Net cash (used) provided by
  financing activities ...............        (84,232)           3,448         (52,432)         16,568         63,708       (52,940)
                                           ----------     ------------    ------------   -------------   ------------  ------------
 Net (decrease) increase in cash .....        (33,796)           1,279           1,090           1,312              -       (30,115)
Cash and short-term investments at
  beginning of period ................         58,334            2,584          (1,461)          4,870              -        64,327
                                           ----------     ------------    ------------   -------------   ------------  ------------
Cash and short-term investments at
  end of period ......................     $   24,538     $      3,863    $       (371)  $       6,182   $          -  $     34,212
                                           ==========     ============    ============   =============   ============  ============

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                        RESTATED
                                          LAND          WHOLLY-      MAJORITY-
                                        O'LAKES,        OWNED          OWNED
                                       INC. PARENT   CONSOLIDATED  CONSOLIDATED   NON-GUARANTOR                    RESTATED
                                         COMPANY      GUARANTORS    GUARANTORS     SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       -----------   ------------  ------------   -------------    ------------  ------------
                                                                     ASSETS
Current assets:
  Cash and short-term
   investments ....................    $   58,334    $      2,584  $     (1,461)  $       4,870     $         -  $     64,327
  Receivables, net ................       449,959          30,057       150,447          45,377        (130,462)      545,378
  Receivable from legal
   settlement .....................        90,707               -         6,000               -               -        96,707
  Inventories .....................       254,731          74,397       108,493           8,979               -       446,600
  Prepaid expenses ................       176,541           4,840         7,625             240               -       189,246
  Other current assets ............        12,868             337             -             673               -        13,878
                                       ----------    ------------  ------------   -------------    ------------  ------------
    Total current assets ..........     1,043,140         112,215       271,104          60,139        (130,462)    1,356,136
Investments .......................     1,163,031           1,102        20,777           2,496        (641,814)      545,592
Property, plant and
  equipment, net ..................       260,078          23,131       246,402          50,249               -       579,860
Property under capital
  lease ...........................             -               -             -         105,736               -       105,736
Goodwill, net .....................       187,755          13,172       121,673             813               -       323,413
Other intangibles .................         4,243             723        96,455             349               -       101,770
Other assets ......................       159,210           2,738        27,064          45,049         (13,937)      220,124
                                       ----------    ------------  ------------   -------------    ------------  ------------
    Total assets ..................    $2,817,457    $    153,081  $    783,475   $     264,831     $  (786,213) $  3,232,631
                                       ==========    ============  ============   =============    ============  ============

                                                      LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term
   obligations ....................    $   27,040    $      2,818  $         59   $      66,174     $   (58,262) $     37,829
  Current portion of
   long-term debt .................       104,347          64,963             -              47         (64,794)      104,563
  Obligation under
   capital lease ..................             -               -             -         108,279               -       108,279
  Accounts payable ................       503,510          68,329       117,563          18,553          (6,510)      701,445
  Accrued expenses ................       160,721           1,644        45,361           4,526          (5,225)      207,027
  Patronage refunds and
   other member equities
   payable ........................        12,388               -             -               -               -        12,388
                                       ----------    ------------  ------------   -------------    ------------  ------------
    Total current
     liabilities ..................       808,006         137,754       162,983         197,579        (134,791)    1,171,531
Long-term debt ....................       988,696          10,197             -          18,023          (9,608)    1,007,308
Employee benefits and
  other liabilities ...............        75,588           1,333        26,071           1,348               -       104,340
Minority interests ................        49,402               -             -           4,285               -        53,687
Equities:
  Capital stock ...................         2,190           1,084       507,956          61,123        (570,163)        2,190
  Member equities .................       858,996               -             -               -               -       858,996
  Retained earnings ...............        34,579           2,713        86,465         (17,527)        (71,651)       34,579
                                       ----------    ------------  ------------   -------------    ------------  ------------
    Total equities ................       895,765           3,797       594,421          43,596        (641,814)      895,765
                                       ----------    ------------  ------------   -------------    ------------  ------------
Commitments and
  contingencies
Total liabilities and
  equities ........................    $2,817,457    $    153,081  $    783,475   $     264,831    $   (786,213) $  3,232,631
                                       ==========    ============  ============   =============    ============  ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                 RESTATED
                                                   LAND        WHOLLY-         MAJORITY-
                                                 O'LAKES,       OWNED           OWNED
                                               INC. PARENT   CONSOLIDATED     CONSOLIDATED   NON-GUARANTOR      RESTATED
                                                 COMPANY      GUARANTORS      GUARANTORS     SUBSIDIARIES     CONSOLIDATED
                                               -----------   ------------     ------------   -------------    ------------
                                                            (UNAUDITED)
Net sales .................................    $   854,632   $     49,966     $    597,990   $      27,515    $  1,530,103
Cost of sales .............................        788,202         43,843          526,175          25,200       1,383,420
                                               -----------   ------------     ------------   -------------    ------------
Gross profit ..............................         66,430          6,123           71,815           2,315         146,683
Selling, general and administration .......         58,332          6,122           58,832           4,235         127,521
Restructuring and impairment charges ......              -              -            3,435               -           3,435
                                               -----------   ------------     ------------   -------------    ------------
Earnings (loss) from operations ...........          8,098              1            9,548          (1,920)         15,727
Interest expense (income), net ............         17,411            993             (793)            (64)         17,547
Gain on sale of intangible ................              -              -           (4,184)              -          (4,184)
Equity in loss (earnings) of affiliated
  companies ...............................         10,064              -             (203)              -           9,861
Minority interest in earnings (loss) of
  subsidiaries ............................          1,170              -              186            (422)            934
                                               -----------   ------------     ------------   -------------    ------------
(Loss) earnings before income taxes .......        (20,547)          (992)          14,542          (1,434)         (8,431)
Income tax (benefit) expense ..............         (6,948)           232             (402)            460          (6,658)
                                               -----------   ------------     ------------   -------------    ------------
Net (loss) earnings .......................    $   (13,599)  $     (1,224)    $     14,944   $      (1,894)   $     (1,773)
                                               ===========   ============     ============   =============    ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                            RESTATED
                                              LAND          WHOLLY-       MAJORITY-
                                            O'LAKES,        OWNED          OWNED
                                           INC. PARENT   CONSOLIDATED  CONSOLIDATED   NON-GUARANTOR                    RESTATED
                                             COMPANY      GUARANTORS    GUARANTORS    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                           -----------   ------------  ------------   -------------    ------------  ------------
                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
 Net (loss) earnings ...................   $  (13,599)   $     (1,224) $     14,944   $      (1,894)   $          -  $     (1,773)
 Adjustments to reconcile net
  (loss) earnings to net cash
  (used) provided by`
   operating activities:
  Depreciation and amortization ........       13,364           1,060        11,784             605               -        26,813
  Amortization of deferred
   financing charge ....................          691               -             -               -               -           691
  Bad debt expense .....................          208               -             -              45               -           253
  Proceeds from patronage
   revolvement received ................          127               -             -               -               -           127
  Non-cash patronage income ............         (923)              -             -               -               -          (923)
  Decrease (increase) in other
   assets ..............................        3,869             420        (6,124)            984              27          (824)
  Increase (decrease) in other
   liabilities .........................          732            (882)       (1,063)              5               -        (1,208)
  Restructuring and impairment
   charges .............................            -               -         3,435               -               -         3,435
  Equity in loss (earnings) of
   affiliated companies ................       10,064               -          (203)              -               -         9,861
  Minority interest ....................        1,170               -           186            (422)              -           934
  Other ................................       (6,989)              -         1,992              54               -        (4,943)
  Changes in current assets and
  liabilities, net of acquisitions and
  divestitures:
  Receivables ..........................       13,576          (8,163)       39,324          (4,221)        (16,131)       24,385
  Inventories ..........................      (44,461)         (1,228)          860           1,935               -       (42,894)
  Other current assets .................       72,167           6,038          (316)             98               -        77,987
  Accounts payable .....................     (155,600)         (8,174)       (9,755)            330              (3)     (173,202)
  Accrued expenses .....................      (17,500)           (774)       (4,726)            297               -       (22,703)
                                           ----------    ------------  ------------   -------------    ------------  ------------
 Net cash (used) provided by
  operating activities .................     (123,104)        (12,927)       50,338          (2,184)        (16,107)     (103,984)
CASH FLOWS FROM INVESTING
  ACTIVITIES:
 Additions to property, plant and
  equipment ............................      (13,298)           (312)       (2,928)         (1,136)              -       (17,674)
 Payments for investments ..............       (3,475)              -             -            (144)             24        (3,595)
 Proceeds from sale of investments .....       20,327               -           682               -               -        21,009
 Proceeds from sale of property,
  plant and equipment ..................        6,527               -            95               -               -         6,622
 Dividends from investments in
  affiliated companies .................        3,084               -             -               -               -         3,084
 Other .................................           37               -             -               -               -            37
                                           ----------    ------------  ------------   -------------    ------------  ------------
 Net cash provided (used) by
  investing activities .................       13,202            (312)       (2,151)         (1,280)             24         9,483
CASH FLOWS FROM FINANCING
  ACTIVITIES:
 Increase (decrease) in short-term
  debt .................................       37,518          12,919       (32,556)          3,928          16,068        37,877
 Proceeds from issuance of
  long-term
  debt .................................        1,121               -           508              20              39         1,688
 Payments on principal of
  long-term debt .......................      (40,111)           (122)         (189)         (1,312)              -       (41,734)
 Payments for redemption of member
  equities .............................      (20,060)              -             -               -               -       (20,060)
 Other .................................       19,469           1,624       (21,091)            384             (24)          362
                                           ----------    ------------  ------------   -------------    ------------  ------------
 Net cash (used) provided by
  financing activities .................       (2,063)         14,421       (53,328)          3,020          16,083       (21,867)
                                           ----------    ------------  ------------   -------------    ------------  ------------
 Net (decrease) increase in cash .......     (111,965)          1,182        (5,141)           (444)              -      (116,368)
Cash and short-term investments at
  beginning of period ..................      111,054           9,090        (1,027)         11,052               -       130,169
                                           ----------    ------------  ------------   -------------    ------------  ------------
Cash and short-term investments at
  end of period ........................   $     (911)   $     10,272  $     (6,168)  $      10,608    $          -  $     13,801
                                           ==========    ============  ============   =============    ============  ============

                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,     DECEMBER 31,
                                                                  2003            2002
                                                                ----------    ------------
                                                                    ($ IN THOUSANDS)
                                                                (UNAUDITED)
ASSETS
Current assets:
 Cash and short-term investments ...........................    $        -    $        356
 Receivables, net ..........................................        61,929         127,382
 Receivable from legal settlement ..........................             -           6,000
 Inventories ...............................................       123,557         113,078
 Prepaid expenses and other current assets .................        10,806           7,835
 Note receivable - Land O'Lakes, Inc. ......................        82,718          29,493
                                                                ----------    ------------
      Total current assets .................................       279,010         284,144
Investments ................................................        20,093          22,973
Property, plant and equipment, net .........................       248,097         251,739
Goodwill, net ..............................................       122,370         122,486
Other intangibles ..........................................        97,283          96,804
Other assets ...............................................        28,845          28,762
                                                                ----------    ------------
      Total assets .........................................    $  795,698    $    806,908
                                                                ==========    ============
LIABILITIES AND EQUITIES
Current liabilities:

 Notes and short-term obligations ..........................    $    1,989    $      2,400
 Accounts payable ..........................................       100,281         121,219
 Accrued expenses ..........................................        40,664          48,134
                                                                ----------    ------------
      Total current liabilities ............................       142,934         171,753
Employee benefits and other liabilities ....................        28,192          29,447
Minority interests .........................................         5,626           2,960
Equities:
 Contributed capital .......................................       515,376         515,376
 Retained earnings .........................................       103,570          87,372
                                                                ----------    ------------
      Total equities .......................................       618,946         602,748
                                                                ----------    ------------
Commitments and contingencies
Total liabilities and equities .............................    $  795,698    $    806,908
                                                                ==========    ============

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  2003          2002
                                                               ----------    ----------
                                                                    ($ IN THOUSANDS)
                                                                     (UNAUDITED)
Net sales ..................................................   $  601,100    $  611,460
Cost of sales ..............................................      528,846       538,632
                                                               ----------    ----------
Gross profit ...............................................       72,254        72,828
Selling, general and administration ........................       58,644        59,675
Restructuring and impairment charges .......................           92         3,435
                                                               ----------    ----------
Earnings from operations ...................................       13,518         9,718
Interest income, net .......................................       (1,107)         (726)
Gain on legal settlements ..................................         (868)            -
Gain on sale of intangible .................................            -        (4,184)
Gain on sale of investment .................................         (500)            -
Equity in earnings of affiliated companies .................         (547)         (203)
Minority interest in earnings of subsidiaries ..............          180           210
                                                               ----------    ----------
Earnings before income taxes ...............................       16,360        14,621
Income tax expense .........................................          162           128
                                                               ----------    ----------
Net earnings ...............................................   $   16,198    $   14,493
                                                               ==========    ==========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           2003           2002
                                                                                        ----------     ----------
                                                                                             ($ IN THOUSANDS)
                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ......................................................................   $   16,198     $   14,493
  Adjustments to reconcile net earnings to net cash  provided by operating activities:
   Depreciation and amortization ....................................................       10,011         11,932
   Bad debt expense .................................................................          500             75
   Receivable from legal settlement .................................................        6,000              -
   Increase in other assets .........................................................          (83)        (4,217)
   Decrease in other liabilities ....................................................       (1,255)        (1,308)
   Restructuring and impairment charges .............................................           92          3,435
   Equity in earnings of affiliated companies .......................................         (547)          (203)
   Minority interest ................................................................          180            210
   Gain on sale of investments ......................................................         (500)             -
  Changes in current assets and liabilities, net of acquisitions and divestitures:
   Receivables ......................................................................       64,953         32,131
   Inventories ......................................................................       (8,689)         2,577
   Other current assets .............................................................       (1,962)          (409)
   Accounts payable .................................................................      (22,863)        (8,001)
   Accrued expenses .................................................................      (10,869)        (9,515)
                                                                                        ----------     ----------
  Net cash provided by operating activities .........................................       51,166         41,200
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ........................................       (3,426)        (2,493)
  Proceeds from sale of investments .................................................        3,000            641
  Proceeds from sale of property, plant and equipment ...............................            -          4,535
  Other .............................................................................        2,540              -
                                                                                        ----------     ----------
   Net cash provided by investing activities ........................................        2,114          2,683
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt .......................................................         (411)        (1,000)
  Proceeds from note receivable from Land O'Lakes, Inc. .............................      118,075         98,348
  Payments on note payable to Land O'Lakes, Inc. ....................................     (171,300)      (144,250)
                                                                                        ----------     ----------
  Net cash used by financing activities .............................................      (53,636)       (46,902)
                                                                                        ----------     ----------
  Net decrease in cash and short-term investments ...................................         (356)        (3,019)
Cash and short-term investments at beginning of period ..............................          356          3,019
                                                                                        ----------     ----------
Cash and short-term investments at end of period ....................................   $        -     $        -
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

2. RECEIVABLES

      A summary of receivables is as follows:

                                                                                                            MARCH 31,   DECEMBER 31,
                                                                                                              2003          2002
                                                                                                            ----------------------
Trade accounts.......................................................................................      $   23,804    $   22,458
Notes and contracts..................................................................................          13,251        23,494
Notes from sale of trade receivables (see Note 3)....................................................          22,719        83,158
Other................................................................................................          13,303         8,871
                                                                                                           ----------    ----------
                                                                                                               73,077       137,981
Less allowance for doubtful accounts.................................................................          11,148        10,599
                                                                                                           ----------    ----------
Total receivables, net...............................................................................     $    61,929    $  127,382
                                                                                                           ==========    ==========

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

4. INVENTORIES

      A summary of inventories is as follows:

                                                                                       MARCH 31,   DECEMBER 31,
                                                                                         2003          2002
                                                                                       ---------   -----------
Raw materials.....................................................................    $   88,173    $   83,187
Finished goods....................................................................        35,384        29,891
                                                                                      ----------    ----------
Total inventories.................................................................    $  123,557    $  113,078
                                                                                      ==========    ==========

5. INVESTMENTS

      The Company's investments are as follows:

                                                                                        MARCH 31,   DECEMBER 31,
                                                                                          2003          2002
                                                                                        ---------   -----------
New Feeds, LLC.....................................................................     $   3,113    $    3,033
Agland Farmland Feed, LLC..........................................................         2,462         2,585
Pro-Pet, LLC.......................................................................         2,448         2,326
Northern Country Feeds, LLC........................................................         1,717         1,704
LOLFF SPV, LLC.....................................................................         1,000         1,000
CalvaAlto Liquid, LLC..............................................................         1,302         1,302
Strauss Feeds, LLC.................................................................         1,142         1,041
Nutrikowi, LLC.....................................................................           876           876
Dakotaland Feeds, LLC..............................................................           827           744
Harmony Farms, LLC.................................................................            --         2,435
Other..............................................................................         5,206         5,927
                                                                                        ---------    ----------
Total investments..................................................................     $  20,093    $   22,973
                                                                                        =========    ==========

6. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2003, is as follows.

Balance as of January 1, 2003....................................  $   122,486
 Amortization expense............................................         (116)
                                                                   -----------
Balance as of March 31, 2003.....................................  $   122,370
                                                                   ===========

OTHER INTANGIBLE ASSETS

                                                                                                       MARCH 31,   DECEMBER 31,
                                                                                                          2003         2002
                                                                                                       ---------   -----------
Amortized other intangible assets
 Trademarks, less accumulated amortization of $284 and $262, respectively.........................     $      598    $      621
 Patents, less accumulated amortization of $1,684 and $1,395, respectively........................         14,689        14,978
 Agreements not to compete, less accumulated amortization of $676 and $626, respectively..........            725           775
 Other intangible assets, less accumulated amortization of $5,622 and $6,463, respectively........          4,308         3,467
                                                                                                       ----------    ----------
Total amortized other intangible assets...........................................................         20,320        19,841
Total non-amortized other intangible assets-trademarks............................................         76,963        76,963
                                                                                                      -----------    ----------
Total other intangible assets.....................................................................     $   97,283    $   96,804
                                                                                                       ==========    ==========

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

      A summary of the restructuring reserve for the three months ended March 31, 2003 is as follows:

                                                                                BALANCE                                BALANCE
                                                                             DECEMBER 31,   CHARGE TO    UTILIZED     MARCH 31,
                                                                                 2002        EXPENSE     IN 2003        2003
                                                                             -----------    ---------   -----------  ---------
Termination benefits....................................................     $     6,396    $      --   $    (4,094) $   2,302
                                                                             ===========    =========   ===========  =========

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

      The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods indicated, are as follows:

                                                                                    THREE
                                                                                MONTHS ENDED       YEAR ENDED
                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2003              2002
                                                                                 -----------       ----------
Total assets................................................................      $   23,097       $   23,433
Net sales...................................................................          11,615           53,669
Net earnings................................................................             179              626

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

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 2003

                            LAND                                          WHOLLY OWNED
                           O'LAKES                                        SUBSIDIARIES
                          FARMLAND   WHOLLY OWNED      WHOLLY OWNED            OF              NON-
                          FEED LLC   SUBSIDIARIES      PURINA MILLS,      PURINA MILLS,      GUARANTOR
                           PARENT    OF LOLFF LLC       LLC PARENT             LLC         SUBSIDIARIES    ELIMINATIONS CONSOLIDATED
                           ------    ------------       ----------             ---         ------------    ------------ ------------
                                                                       ($ IN THOUSANDS)
                                                                            ASSETS
Current assets:
 Cash and short-term
  investments...........  $      --    $     --        $           --     $        --        $     --        $      --    $     --
 Receivables, net.......     61,942      36,835                    --           1,043           9,012          (46,903)     61,929
 Inventories............    101,610      16,285                    --           1,284           4,378               --     123,557
 Prepaid expenses and
  other current assets..      6,139         313                 4,101               6             247               --      10,806
 Note receivable -
  Land O'Lakes, Inc.....     82,718          --                    --              --              --               --      82,718
                          ---------    --------        --------------     -----------        --------        ---------    --------
  Total current assets..    252,409      53,433                 4,101           2,333          13,637          (46,903)    279,010
Investments.............    208,971         677                    --           1,684           1,303         (192,542)     20,093
Property, plant and
  equipment, net........     93,990       7,355               140,264           1,084           5,404               --     248,097
Goodwill................    118,498       3,656                    --              --             216               --     122,370
Other intangibles.......     95,945       1,001                    --              --             337               --      97,283
Other assets............     28,220       1,499                    --              --           1,826           (2,700)     28,845
                          ---------    --------        --------------     -----------        --------        ---------    --------
  Total assets..........  $ 798,033    $ 67,621        $      144,365     $     5,101        $ 22,723        $(242,145)   $795,698
                          =========    ========        ==============     ===========        ========        =========    ========

                                                              LIABILITIES AND EQUITIES

Current liabilities:
 Notes and short-term
  obligations...........  $      92    $     --        $            --    $        --        $  1,897        $      --    $  1,989
 Accounts payable.......    111,667      30,580                     --             --           4,937          (46,903)    100,281
 Accrued expenses.......     37,621       1,013                     --            543           1,487               --      40,664
                          ---------    --------        --------------     -----------        --------        ---------    --------
  Total current
   liabilities..........    149,380      31,593                     --            543           8,321          (46,903)    142,934
Employee benefits and
  other liabilities.....     27,168       1,016                     --             --           2,708           (2,700)     28,192
Minority interests......      2,539          --                     --             --           3,087               --       5,626
Equities:
 Contributed capital....    523,181      16,055                 89,126         12,640           7,421         (133,047)    515,376
 Retained earnings......     95,765      18,957                 55,239         (8,082)          1,186          (59,495)    103,570
                          ---------    --------        ---------------     ----------        --------        ---------    --------
  Total equities........    618,946      35,012                144,365          4,558           8,607         (192,542)    618,946
                          ---------    --------        ---------------    -----------        --------        ---------    --------
Commitments and
  contingencies
Total liabilities and
  equities..............  $ 798,033    $ 67,621        $       144,365    $     5,101        $ 22,723        $(242,145)   $795,698
                          =========    ========        ===============    ===========        ========        =========    ========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                                            WHOLLY
                                                                             OWNED
                          LAND O'LAKES                                     SUBSIDIARIES
                            FARMLAND     WHOLLY OWNED     WHOLLY OWNED       OF PURINA        NON-
                            FEED LLC     SUBSIDIARIES     PURINA MILLS,       MILLS,        GUARANTOR
                             PARENT      OF LOLFF LLC      LLC PARENT           LLC       SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                             ------      ------------      ----------           ---       ------------    ------------  ------------
                                                                           ($ IN THOUSANDS)
Net sales...............    $ 543,183      $ 34,187         $    --          $ 12,115       $ 11,615         $    --       $601,100
Cost of sales...........      471,159        31,327           6,065            10,123         10,172              --        528,846
                            ---------      --------       ---------          --------       --------         -------       --------
Gross profit............       72,024         2,860          (6,065)            1,992          1,443              --         72,254
Selling, general
  and administrative....       55,914         1,640             151                40            899              --         58,644
Restructuring and
  impairment charges....           92            --              --                --             --              --             92
                            ---------      --------       ---------          --------       --------         -------       --------
Earnings (loss)
  from operations.......       16,018         1,220          (6,216)            1,952            544              --         13,518
Interest (income)
  expense, net..........       (1,263)          136              --                --             20              --         (1,107)
Gain on legal
  settlements...........           --            --            (868)               --             --              --           (868)
Gain on sale of
  investment............           --            --              --              (500)            --              --           (500)
Equity in loss
  (earnings) of
  affiliated companies..        1,086            --              --                70             --          (1,703)          (547)
Minority interest
  in (loss) earnings of
  subsidiaries..........           (3)           --              --                --            183              --            180
                            ---------      --------       ---------          --------       --------         -------       --------
Earnings (loss)
  before income
  taxes.................       16,198         1,084          (5,348)            2,382            341           1,703         16,360
Income tax expense......           --            --              --                --            162              --            162
                            ---------      --------       ---------          --------       --------         -------       --------
Net earnings (loss).....    $  16,198      $  1,084         $(5,348)         $  2,382       $    179         $ 1,703       $ 16,198
                            =========      ========       =========          ========       ========         =======       ========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                              LAND                         WHOLLY         WHOLLY
                                                             O'LAKES      WHOLLY OWNED      OWNED          OWNED
                                                            FARMLAND      SUBSIDIARIES     PURINA      SUBSIDIARIES        NON-
                                                            FEED LLC           OF        MILLS, LLC      OF PURINA       GUARANTOR
                                                             PARENT         LOLFF LLC      PARENT       MILLS, LLC     SUBSIDIARIES
                                                             ------         ---------      ------       ----------     ------------
                                                                                     ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)..................................     $  16,198       $ 1,084        $(5,348)      $  2,382        $    179
  Adjustments to reconcile net earnings (loss) to net
   cash provided (used) by operating activities:
   Depreciation and amortization.......................         3,492           274          6,065             18             162
   Bad debt expense....................................           500            --             --             --              --
   Receivable from legal settlement....................         6,000            --             --             --              --
   Decrease (increase) in other assets.................        73,126           139             --             --             481
   (Decrease) increase in other liabilities............      (128,722)         (461)            --             --            (209)
   Restructuring and impairment charges................            92            --             --             --              --
   Equity in loss (earnings) of affiliated companies...         1,086            --             --             70              --
   Minority interests..................................            (3)           --             --             --             183
   Gain on sale of investment..........................            --            --             --           (500)             --
  Changes in current assets and liabilities, net of
   acquisitions and divestitures:
   Receivables.........................................        28,620        (1,060)            --            324          (2,655)
   Inventories.........................................        (8,827)         (718)            --            650             206
   Other current assets................................        (1,945)            9             --             (6)            (20)
   Accounts payable....................................        85,442        (6,624)            --           (473)            350
   Accrued expenses....................................        (7,571)       (1,859)            --           (153)         (1,286)
                                                            ---------       -------        -------       --------        --------
  Net cash provided (used) by operating activities.....        67,488        (9,216)           717          2,312          (2,609)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment...........        (3,092)         (105)            --             --            (229)
 Proceeds from sale of investments.....................         3,000            --             --             --              --
  Other................................................         2,356            --            184             --              --
                                                            ---------       -------        -------       --------        --------
  Net cash provided (used) by investing activities.....         2,264          (105)           184             --            (229)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt...............        (2,252)        2,015             --             --           2,167
 Proceeds from note receivable from Land O'Lakes, Inc..       118,075            --             --             --              --
 Payments on note payable to Land O'Lakes, Inc.........      (170,812)           --             --             --            (488)
  Distributions from Purina Mills, LLC.................            --            --         (7,485)        (2,382)             --
  Other................................................           630            28             --             --            (658)
                                                            ---------       -------        -------       --------        --------
  Net cash (used) provided by financing activities.....       (54,359)        2,043         (7,485)        (2,382)          1,021
                                                            ---------       -------        -------       --------        --------
  Net increase (decrease) in cash......................        15,393        (7,278)        (6,584)           (70)         (1,817)
Cash and short-term investments at beginning
  of period............................................       (15,393)        7,278          6,584             70           1,817
                                                            ---------       -------        -------       --------        --------
Cash and short-term investments at end of period.......     $      --       $    --        $    --       $     --        $     --
                                                            =========       =======        =======       ========        ========

                                                                                                    ELIMINATIONS     CONSOLIDATED
                                                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)............................................................................    $     1,703     $     16,198
  Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
   Depreciation and amortization.................................................................             --           10,011
   Bad debt expense..............................................................................             --              500
   Receivable from legal settlement..............................................................             --            6,000
   Decrease (increase) in other assets...........................................................        (73,829)             (83)
   (Decrease) increase in other liabilities......................................................        128,137           (1,255)
   Restructuring and impairment charges..........................................................             --               92
   Equity in loss (earnings) of affiliated companies.............................................         (1,703)            (547)
   Minority interests............................................................................             --              180
   Gain on sale of investment....................................................................             --             (500)
  Changes in current assets and liabilities, net of acquisitions and divestitures:
   Receivables...................................................................................         39,724           64,953
   Inventories...................................................................................             --           (8,689)
   Other current assets..........................................................................             --           (1,962)
   Accounts payable..............................................................................       (101,558)         (22,863)
   Accrued expenses..............................................................................             --          (10,869)
                                                                                                     -----------     ------------
  Net cash provided (used) by operating activities...............................................         (7,526)          51,166
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.....................................................             --           (3,426)
  Proceeds from sale of investments..............................................................             --            3,000
  Other..........................................................................................             --            2,540
                                                                                                     -----------     ------------
  Net cash provided (used) by investing activities...............................................             --            2,114
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt.........................................................         (2,341)            (411)
  Proceeds from note receivable from Land O'Lakes, Inc...........................................             --          118,075
  Payments on note payable to Land O'Lakes, Inc..................................................             --         (171,300)
  Distributions from Purina Mills, LLC...........................................................          9,867               --
  Other..........................................................................................             --               --
                                                                                                     -----------     ------------
  Net cash (used) provided by financing activities...............................................          7,526          (53,636)
                                                                                                     -----------     ------------
  Net increase (decrease) in cash................................................................             --             (356)
Cash and short-term investments at beginning of period...........................................             --              356
                                                                                                     -----------     ------------
Cash and short-term investments at end of period.................................................    $        --     $         --
                                                                                                     ===========     ============

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 2002

                                              LAND
                                             O'LAKES                             WHOLLY OWNED
                                             FARMLAND WHOLLY OWNED WHOLLY OWNED  SUBSIDIARIES    NON-
                                            FEED LLC  SUBSIDIARIES PURINA MILLS,  OF PURINA   GUARANTOR
                                             PARENT   OF LOLFF LLC  LLC PARENT    MILLS, LLC  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                             ------   ------------  ----------    ----------  ------------ ------------ ------------
                                                                                ($ IN THOUSANDS)
                                                                                    ASSETS
Current assets:
  Cash and short-term investments.......... $ (15,393)  $ 7,278     $  6,550      $    70        $ 1,817   $      --      $    356
  Receivables, net.........................   173,416    20,156       22,509        1,367          6,428     (96,494)      127,382
  Receivable from legal settlement.........        --        --        6,000           --             --          --         6,000
  Inventories..............................    45,693    15,757       45,109        1,934          4,585          --       113,078
  Prepaid expenses and other current            3,224
   assets..................................                 322        4,079           --            210          --         7,835
  Note receivable - Land O'Lakes, Inc......    29,493        --       57,759           --             --     (57,759)       29,493
                                            ---------   -------     --------      -------        -------   ---------      --------
     Total current assets..................   236,467    43,513      142,006        3,371         13,040    (154,253)      284,144
Investments................................   473,350       258           --        5,491          2,196    (458,322)       22,973
Property, plant and equipment, net.........    83,735     7,530      154,023        1,114          5,337          --       251,739
Goodwill...................................    12,815     3,656      105,202           --            813          --       122,486
Other intangibles..........................        84     2,639       93,984           --             97          --        96,804
Other assets...............................     7,959        --       21,553           --          1,950      (2,700)       28,762
                                            ---------   -------     --------      -------        -------   ---------      --------
     Total assets.......................... $ 814,410   $57,596     $516,768      $ 9,976        $23,433   $(615,275)     $806,908
                                            =========   =======     ========      =======        =======   =========      ========

                                                                          LIABILITIES AND EQUITIES
Current liabilities:

  Notes and short-term obligations......... $   2,000   $    --     $     --      $    --        $ 2,341   $  (2,341)     $  2,000
  Accounts payable.........................   190,263    22,803       47,656        5,302          3,656    (148,461)      121,219
  Accrued expenses.........................    17,888     2,955       23,822          696          2,773          --        48,134
                                            ---------   -------     --------      -------        -------   ---------      --------
       Total current liabilities              210,151    25,758       71,478        5,998          8,770    (150,802)      171,353
Notes payable -- Land                              --
  O'Lakes, Inc -- noncurrent...............               2,700           --           --             --      (2,700)           --
Employee benefits and other liabilities....     1,482        --       28,411           --          3,405      (3,451)       29,847
Minority interests.........................        --        --           29           --          2,931          --         2,960
Equities:
  Contributed capital......................   515,376    16,272      358,017        8,882          7,420    (390,980)      515,376
  Retained earnings (accumulated deficit)..    87,372    12,866       58,862       (4,904)           907     (67,731)       87,372
                                            ---------   -------     --------      -------        -------   ---------      --------
       Total equities                         602,748    29,138      416,879        3,978          8,327    (458,322)      602,748
                                            ---------   -------     --------      -------        -------   ---------      --------
Commitments and contingencies
Total liabilities and equities............. $ 814,410   $57,596     $516,768      $ 9,976        $23,433   $(615,275)     $806,908
                                            =========   =======     ========      =======        =======   =========      ========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                       WHOLLY
                                                                        OWNED
                        LAND O'LAKES                    WHOLLY       SUBSIDIARIES
                          FARMLAND    WHOLLY OWNED       OWNED        OF PURINA         NON-
                          FEED LLC    SUBSIDIARIES   PURINA MILLS,      MILLS,       GUARANTOR
                           PARENT     OF LOLFF LLC    LLC PARENT         LLC        SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                        ------------  ------------   -------------   ------------   ------------    ------------     ------------
                                                                  ($ IN THOUSANDS)
Net sales ............  $    345,008  $     38,745    $    207,108   $      7,129   $     13,470    $          -       $ 611,460
Cost of sales ........       313,836        34,877         172,133          5,329         12,457               -         538,632
                        ------------  ------------   -------------   ------------   ------------    ------------       ---------
Gross profit .........        31,172         3,868          34,975          1,800          1,013               -          72,828
Selling, general
  and
  administrative .....        28,376         2,420          25,719          1,915          1,245               -          59,675
Restructuring
  and impairment
  charges ............         3,435             -               -              -              -               -           3,435
                        ------------  ------------   -------------   ------------   ------------    ------------       ---------
(Loss) earnings
  from operations ....          (639)        1,448           9,256           (115)          (232)              -           9,718
Interest
  (income)
  expense, net .......          (604)          112            (301)             -             67               -            (726)
Gain on sale of
  intangible .........        (4,184)            -               -              -              -               -          (4,184)
Equity in
  (earnings) loss
   of affiliated
  companies ..........       (10,477)          106             (79)           240              -          10,007            (203)
Minority
  interest in
  earnings of
  subsidiaries .......           133             -              53              -             24               -             210
                        ------------  ------------   -------------   ------------   ------------    ------------       ---------
Earnings (loss)
  before income
  taxes ..............        14,493         1,230           9,583           (355)          (323)        (10,007)         14,621
Income tax
  expense ............             -             -               -              -            128               -             128
                        ------------  ------------   -------------   ------------   ------------    ------------       ---------
Net earnings
  (loss) .............  $     14,493  $      1,230   $       9,583   $       (355)  $       (451)   $    (10,007)      $  14,493
                        ============  ============   =============   ============   ============    ============       =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                              LAND                        WHOLLY        WHOLLY
                                                            O'LAKES     WHOLLY OWNED       OWNED         OWNED
                                                            FARMLAND    SUBSIDIARIES      PURINA      SUBSIDIARIES        NON-
                                                            FEED LLC         OF         MILLS, LLC     OF PURINA       GUARANTOR
                                                             PARENT      LOLFF LLC        PARENT       MILLS, LLC     SUBSIDIARIES
                                                           ----------  -------------    -----------   ------------     -----------
                                                                                        ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) .................................    $   14,493   $      1,230     $    9,583   $       (355)   $       (451)
  Adjustments to reconcile net
   earnings (loss) to net
   cash provided (used) by operating activities:
   Depreciation and amortization ......................         3,434            318          7,890             87             203
   Bad debt expense ...................................            75              -              -              -               -
   (Increase) decrease in other assets ................        (3,397)           195         (2,450)           527             (87)
   Increase (decrease) in other liabilities ...........           571         (2,905)         1,024              -               2
   Restructuring and impairment charges ...............         3,435              -              -              -               -
   Equity in (earnings) loss of affiliated companies ..       (10,477)           106            (79)           240               -
   Minority interests .................................           119              -             53              -              24
  Changes in current assets
   and liabilities, net of acquisitions and
   divestitures:
   Receivables ........................................        (9,741)        (4,469)       (20,985)           202          (2,632)
   Inventories ........................................        (1,432)             9          1,955            328           1,717
   Other current assets ...............................          (773)           (30)           419             (4)            (21)
   Accounts payable ...................................        64,265          1,849         (7,332)        (1,266)         (1,665)
   Accrued expenses ...................................        (4,936)          (705)        (1,110)           230            (296)
                                                           ----------   ------------   ------------   ------------    ------------
  Net cash provided (used) by operating activities ....        55,650         (4,402)       (11,032)           (11)         (3,206)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ..........          (386)        (1,426)          (428)           (71)           (182)
 Proceeds from sale of investments ....................           641              -              -              -               -
 Proceeds from sale of property,
  plant and equipment .................................         4,535              -              -              -               -
                                                           ----------   ------------   ------------   ------------    ------------
  Net cash provided (used) by investing activities ....         4,790         (1,426)          (428)           (71)           (182)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt ..............        (6,737)         6,751              -              -           3,187
 Proceeds from note receivable
  from Land O'Lakes, Inc ..............................        98,348              -              -              -               -
 Payments on note payable to Land O'Lakes, Inc. .......      (143,150)             -              -              -          (1,100)
                                                           ----------   ------------   ------------   ------------    ------------
  Net cash (used) provided by financing activities ....       (51,539)         6,751              -              -           2,087
                                                           ----------   ------------   ------------   ------------    ------------
  Net increase (decrease) in cash .....................         8,901            923        (11,460)           (82)         (1,301)
Cash and short-term investments
 at beginning of period ...............................       (19,774)         4,377         14,156            214           4,046
                                                           ----------   ------------   ------------   ------------    ------------
Cash and short-term investments at end of period ......    $  (10,873)  $      5,300   $      2,696   $        132    $      2,745
                                                           ==========   ============   ============   ============    ============

                                                                                                       ELIMINATIONS     CONSOLIDATED
                                                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) .............................................................................      $ (10,007)      $  14,493
  Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
   Depreciation and amortization ..................................................................             --          11,932
   Bad debt expense ...............................................................................             --              75
   (Increase) decrease in other assets ............................................................            995          (4,217)
   Increase (decrease) in other liabilities .......................................................             --          (1,308)
   Restructuring and impairment charges ...........................................................             --           3,435
   Equity in (earnings) loss of affiliated companies ..............................................         10,007            (203)
   Minority interests .............................................................................             --             210
  Changes in current assets and liabilities, net of acquisitions and divestitures:
   Receivables ....................................................................................         69,756          32,131
   Inventories ....................................................................................             --           2,577
   Other current assets ...........................................................................             --            (409)
   Accounts payable ...............................................................................        (63,852)         (8,001)
   Accrued expenses ...............................................................................         (2,698)         (9,515)
                                                                                                         ---------       ---------
  Net cash provided (used) by operating activities ................................................          4,201          41,200
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ......................................................             --          (2,493)
  Proceeds from sale of investments ...............................................................             --             641
  Proceeds from sale of property, plant and equipment .............................................             --           4,535
                                                                                                         ---------       ---------
  Net cash provided (used) by investing activities ................................................             --           2,683
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt ..........................................................         (4,201)         (1,000)
  Proceeds from note receivable from Land O'Lakes, Inc. ...........................................             --          98,348
  Payments on note payable to Land O'Lakes, Inc. ..................................................             --        (144,250)
                                                                                                         ---------       ---------
  Net cash (used) provided by financing activities ................................................         (4,201)        (46,902)
                                                                                                         ---------       ---------
  Net increase (decrease) in cash .................................................................             --          (3,019)
Cash and short-term investments at beginning of period ............................................             --           3,019
                                                                                                         ---------       ---------
Cash and short-term investments at end of period ..................................................      $      --       $      --
                                                                                                         =========       =========

                                PURINA MILLS, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,   DECEMBER 31,
                                                                   2003         2002
                                                                 ---------   ------------
                                                                    ($ IN THOUSANDS)
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and short-term investments .......................       $     76       $  6,654
  Receivables, net ......................................          1,120         23,990
  Receivable from legal settlement ......................             --          6,000
  Inventories ...........................................          1,719         47,620
  Prepaid expenses and other current assets .............          4,133          4,079
  Note receivable from Land O'Lakes Farmland Feed LLC....             --         57,759
                                                                --------       --------
      Total current assets ..............................          7,048        146,102
Investments .............................................          1,685          5,491
Property, plant and equipment, net ......................        142,606        156,291
Goodwill ................................................             60        105,202
Other intangibles .......................................             --         94,044
Other assets ............................................             --         21,547
                                                                --------       --------
      Total assets ......................................       $151,399       $528,677
                                                                ========       ========
LIABILITIES AND EQUITIES
Current liabilities:
  Accounts payable ......................................            307         53,308
  Accrued expenses ......................................          1,021         24,995
                                                                --------       --------
      Total current liabilities .........................          1,328         78,303
Employee benefits and other liabilities .................          1,080         29,493
Minority interests ......................................             21             29
Equities:
  Contributed capital ...................................         98,274        367,288
  Retained earnings .....................................         50,696         53,564
                                                                --------       --------
      Total equities ....................................        148,970        420,852
                                                                --------       --------
Commitments and contingencies
Total liabilities and equities ..........................       $151,399       $528,677
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                2003          2002
                                                                              -------       ---------
                                                                                 ($ IN THOUSANDS)
                                                                                   (UNAUDITED)
Net sales ............................................................        $12,628       $ 214,863
Cost of sales ........................................................         16,650         177,993
                                                                              -------       ---------
Gross profit (loss) ..................................................         (4,022)         36,870
Selling, general and administrative ..................................            216          27,814
                                                                              -------       ---------
(Loss) earnings from operations ......................................         (4,238)          9,056
Interest expense (income), net .......................................              3            (288)
Gain on legal settlements ............................................           (868)             --
Gain on sale of investment ...........................................           (500)             --
Equity in loss of affiliated companies ...............................              3             161
Minority interest in (loss) earnings of subsidiaries .................             (8)             67
                                                                              -------       ---------
Net (loss) earnings ..................................................        $(2,868)      $   9,116
                                                                              =======       =========

          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    FOR THE THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                      2003             2002
                                                                                                    -------          --------
                                                                                                         ($ IN THOUSANDS)
                                                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings........................................................................      $ (2,868)         $  9,116
  Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
   Depreciation and amortization.............................................................         6,083             7,798
   Increase in other assets..................................................................            --              (964)
   (Decrease) increase in other liabilities..................................................          (569)              972
   Equity in loss of affiliated companies....................................................             3               161
   Minority interests........................................................................            (8)               67
   Gain on sale of investment................................................................          (500)               --
   Loss on sale of property, plant and equipment.............................................           106                --
   Other.....................................................................................           (96)               --
  Changes in current assets and liabilities, net of acquisitions and divestitures:
   Receivables...............................................................................           230            11,279
   Inventories...............................................................................           785             1,482
   Other current assets......................................................................           935               412
   Accounts payable..........................................................................          (328)           (7,152)
   Accrued expenses..........................................................................          (852)           (1,138)
                                                                                                   --------          --------
  Net cash provided by operating activities..................................................         2,921            22,033
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.................................................            --            (2,895)
  Payments for investments...................................................................            --                (8)
  Dividends from affiliated companies........................................................           375                --
  Proceeds from sale of investments..........................................................         3,000                --
  Proceeds from sale of property, plant and equipment........................................            34                --
                                                                                                   --------          --------
   Net cash provided (used) by investing activities..........................................         3,409            (2,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable to Land O'Lakes Farmland Feed LLC.................................            --           (30,694)
  Cash distribution to parent................................................................       (12,908)               --
  Other......................................................................................            --                23
                                                                                                   --------          --------
  Net cash used by financing activities......................................................       (12,908)          (30,671)
                                                                                                   --------          --------
  Net decrease in cash and short-term investments............................................        (6,578)          (11,541)
Cash and short-term investments at beginning of period.......................................         6,654            14,370
                                                                                                   --------          --------
Cash and short-term investments at end of period.............................................      $     76          $  2,829
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

4. SUPPLEMENTAL CASH FLOW INFORMATION

      On January 1, 2003, in connection with the transfer of the Purina license, the Company distributed net assets to Land O' Lakes Farmland Feed through a non-cash transaction. These net assets totaled $256.1 million and are summarized as follows:

                                                                 AT JANUARY 1,
                                                                    2003
                                                                    ----
Current assets.............................................      $  131,911
Investments................................................           1,142
Property, plant, and equipment, net........................           6,015
Goodwill and other intangibles, net........................         199,186
Other assets...............................................          21,491
Current liabilities........................................         (75,796)
Other noncurrent liabilities...............................         (27,843)
                                                                 ----------
Total net assets distributed...............................      $  256,106
                                                                 ==========

5. RECEIVABLES

      A summary of receivables is as follows:

                                                                        MARCH 31,    DECEMBER 31,
                                                                          2003          2002
                                                                          ----          ----
Trade receivables.....................................................  $    484     $     345
Notes from sale of trade receivables (see Note 6).....................        --        26,717
Other.................................................................       661         3,002
                                                                        --------     ---------
                                                                           1,145        30,064
Less allowance for doubtful accounts..................................        25         6,074
                                                                        --------     ---------
Total receivables, net................................................  $  1,120     $  23,990
                                                                        ========     =========

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

7. INVENTORIES

      A summary of inventories is as follows:

                                                                         MARCH 31,   DECEMBER 31,
                                                                          2003          2002
                                                                          ----          ----
Raw materials.........................................................  $    944     $   33,207
Finished goods........................................................       775         14,413
                                                                        --------     ----------
Total inventories.....................................................  $  1,719     $   47,620
                                                                        ========     ==========

8. INVESTMENTS

      The Company's investments are as follows:

                                                                         MARCH 31,    DECEMBER 31,
                                                                          2003           2002
                                                                          ----           ----
Y-Not, LLC............................................................  $    611     $      579
Eastern Block, Inc....................................................       561            524
Eastgate Feed and Grain, LLC..........................................       316            296
Harmony Farms, LLC....................................................        --          2,435
ESSV, LLC.............................................................        --            893
Other.................................................................       197            764
                                                                        --------     ----------
Total investments.....................................................  $  1,685     $    5,491
                                                                        ========     ==========

During the three months ended March 31, 2003, the Company sold its interest in Harmony Farms, LLC and ESSV, LLC for $3.0 million in cash and recorded a $0.5 million gain on the sale. During the first quarter of 2003 certain other investments were distributed to the Company's parent, Land O'Lakes Farmland Feed.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL The changes in the carrying amount of goodwill for the three months ended March 31, 2003, are as follows:

Balance as of January 1, 2003.........................................   $   105,202
Distribution to parent company........................................      (105,142)
                                                                         -----------
Balance as of March 31, 2003..........................................   $        60
                                                                         ===========

      During the first quarter of 2003, goodwill for the Company was distributed to the parent company, Land O'Lakes Farmland Feed.

OTHER INTANGIBLE ASSETS A summary of other intangible assets is as follows:

                                                                                              MARCH 31,      DECEMBER 31,
                                                                                                2003           2002
                                                                                                ----           ----
Amortized other intangible assets:
  Patents, less accumulated amortization of $0 and $1,395, respectively.....................  $      --    $    14,978
  Other intangible assets, less accumulated amortization of $0 and $670, respectively.......         --          2,103
                                                                                              ---------    -----------
Total amortized other intangible assets.....................................................         --         17,081
Total non-amortized other intangible assets-trademarks......................................         --         76,963
                                                                                              ---------    -----------
Total other intangible assets...............................................................  $      --    $    94,044
                                                                                              =========    ===========

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

      The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods indicated, are as follows:

                                                                                                        THREE
                                                                                                     MONTHS ENDED      YEAR ENDED
                                                                                                       MARCH 31,      DECEMBER 31,
                                                                                                         2003             2002
                                                                                                         ----             ----
Total assets...................................................................................      $  1,858         $  1,933
Net sales......................................................................................           513            1,859
Net loss.......................................................................................           (24)            (625)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information has been amended to reflect the restatement of our consolidated financial statements as further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A and in Note 2 of Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part I, Item I of this Form 10-Q/A.

      You should read the following discussion of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q/A.

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

                                                                                                                 MARCH 31,
                                                                                                                 ---------
                                                                                                              2003       2002
                                                                                                              ----       ----
                                                                                                              (IN MILLIONS)
AGRILIANCE:
  Investment............................................................................................   $    88.9   $   74.8
  Equity in earnings (loss).............................................................................        (2.8)      (9.2)
CF INDUSTRIES:
  Investment............................................................................................   $   249.5   $  248.5
  Patronage income......................................................................................          --         --

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

      Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. For the three months ended March 31, 2003, our raw milk input cost was $400.3 million, or 66.2% of the cost of sales for our Dairy Foods segment. Cream, butter and bulk cheese are also significant dairy foods commodity inputs. Cost of sales for these inputs was $60.1 million for cream, $19.9 million for butter and $65.9 million for bulk cheese for the three months ended March 31, 2003. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

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

    We also maintain significant inventories of butter and cheese for sale to our retail and food service customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the three months ended March 31, 2003, branded and private label retail, deli and foodservice net sales of cheese and butter represented $221.0 million, or 34.9% of our Dairy Foods segment's net sales.

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

RESULTS OF OPERATIONS

                                                                            RESTATED
                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                           -----------------------------------------
                                                                   2003                   2002
                                                           ---------------------    ----------------
                                                                            % OF                % OF
                                                           $ AMOUNT        TOTAL    $ AMOUNT   TOTAL
                                                           --------        -----    --------   -----
                                                                      (DOLLARS IN MILLIONS)
NET SALES
Dairy foods.............................................   $   632.5        43.6    $  729.0     47.6
Animal feed.............................................       602.5        41.5       618.6     40.4
Crop seed...............................................       191.9        13.2       155.7     10.2
Swine...................................................        21.2         1.5        23.9      1.6
Agronomy................................................          --          --          --       --
Other...................................................         2.9         0.2         2.9      0.2
                                                           ---------       -----    --------   ------
  Total net sales.......................................   $ 1,451.0                $1,530.1
                                                           =========                ========

                                                                           % OF                 % OF
                                                                            NET                  NET
                                                           $ AMOUNT        SALES    $ AMOUNT   SALES
                                                           --------        -----    --------   -----
COST OF SALES
Dairy foods.............................................   $   604.7        95.6    $  685.2     94.0
Animal feed.............................................       529.9        88.0       544.5     88.0
Crop seed...............................................       166.8        86.9       130.6     83.9
Swine...................................................        22.2       104.7        21.5     90.0
Agronomy................................................          --          --          --       --
Other...................................................         1.9        65.5         1.6     55.2
                                                           ---------       -----    --------   ------
  Total cost of sales...................................     1,325.5        91.4     1,383.4     90.4
SELLING, GENERAL AND ADMINISTRATION
Dairy foods.............................................        39.5         6.2        44.5      6.1
Animal feed.............................................        60.0        10.0        62.3     10.1
Crop seed...............................................        13.4         7.0        13.0      8.3
Swine...................................................         1.4         6.6         1.7      7.1
Agronomy................................................         3.3          --         3.5       --
Other...................................................         2.4        80.0         2.5     86.2
                                                           ---------       -----    --------   ------
  Total selling, general and administration.............       120.0         8.3       127.5      8.3
Restructuring and impairment charges....................         1.1         0.1         3.4      0.2
                                                           ---------       -----    --------   ------
Earnings from operations................................         4.5         0.3        15.7      1.1
Interest expense, net...................................        17.4         1.2        17.5      1.1
Gain on legal settlements...............................        (8.9)        0.6          --       --
Gain on sale of investment..............................        (0.5)        0.0          --       --
Gain on sale of intangible..............................          --          --        (4.2)     0.3
Equity in loss of affiliated companies..................         1.0         0.1         9.9      0.6
Minority interest in earnings of subsidiaries...........         1.5         0.1         0.9      0.1
                                                           ---------       -----    --------   ------
Loss before income taxes................................        (6.0)        0.4        (8.4)     0.5
Income tax benefit......................................        (5.6)        0.4        (6.7)     0.4
                                                           ---------       -----    --------   ------
Net loss................................................   $    (0.4)        0.0    $   (1.8)     0.1
                                                           =========       =====    ========   ======

THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2002

NET SALES

      Net sales for the three months ended March 31, 2003 decreased $79.1 million, or 5.2%, to $1,451.0 million, compared to net sales of $1,530.1 million for the three months ended March 31, 2002. The decrease was primarily attributed to lower commodity prices in the Dairy Foods and Swine segments and lower volumes of retail dairy products and livestock feeds.

      Dairy Foods. Net sales for the three months ended March 31, 2003 decreased $96.5 million, or 13.2%, to $632.5 million, compared to net sales of $729.0 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, average commodity prices for butter decreased $0.21 per pound, while average commodity prices for cheese decreased $0.14 per pound compared to the same period in 2002. The impact of these market price changes decreased net sales of butter by $18.3 million and decreased net sales of cheese by $7.2 million. Retail butter volumes decreased 5.9 million pounds representing a decrease in net sales of $11.5 million from the same period last year. Private label butter volumes decreased 2.1 million pounds representing a decrease in net sales of $3.0 million over the prior year. Butter volume decreases are primarily the result of the timing of the Easter holiday season which was in the first quarter in 2002 and in the second quarter in 2003. Bulk cheese sales decreased $13.2 million for the period ended March 31, 2003, compared to the three months ended March 31, 2002. Retail cheese volumes decreased 3.3 million pounds compared to the same period last year due to intense competitive activities. This resulted in a decrease in sales of $6.1 million. Deli cheese volumes increased 0.7 million pounds from the prior year, which resulted in an increase in sales of $1.3 million. Foodservice cheese sales increased 3.7 million pounds which resulted in an increase in sales of $5.2 million over the prior year. Nonfat dry milk powder and cheese sales in the Western Region decreased $5.0 million and $1.9 million, respectively. The decline in powder sales was due to changes in production schedules at our dairy plants, which resulted in reduced powder byproduct availability, while the decline in cheese sales was due to a combination of decreased market prices and volume declines. In addition, we saw a sales decline of $4.3 million at our Gustine, CA plant as operations transitioned to the CPI facility. Sales in 2003 under our wholesale milk marketing program decreased $24.1 million, or 14.6%, to $141.5 million, compared to $165.6 million in 2002. Sales decreased $6.8 million due to the decision to exit the cheese manufacturing business in Poland. Volume changes in other product categories accounted for the remaining sales decrease of $1.6 million.

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

COST OF SALES

      Cost of sales for the three months ended March 31, 2003 decreased $57.9 million, or 4.2%, to $1,325.5 million, compared to cost of sales of $1,383.4 million for the three months ended March 31, 2002. Cost of sales as a percent of net sales increased 1.0 percentage points to 91.4% for the three months ended March 31, 2003, compared to 90.4% for the three months ended March 31, 2002. This increase was driven primarily by competitive pressures on dairy commodity products, as well as higher milk input costs in the Upper Midwest and the East. For the three months ended March 31, 2003, patronage income from other cooperatives that was directly attributable to product purchases amounted to $0.5 million, compared to $1.1 million for the three months ended March 31, 2002. Our cost of sales was reduced by these amounts.

      Dairy Foods. Cost of sales for the three months ended March 31, 2003 decreased $80.5 million, or 11.7%, to $604.7 million, compared to cost of sales of $685.2 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, average butter market prices decreased $0.21 per pound, while average cheese market prices decreased $0.14 per pound compared to the same period in 2002. The impact of these market price changes decreased cost of sales of butter by $15.2 million and decreased cost of sales of cheese by $8.3 million. Reduced volumes of both branded butter and private label butter decreased cost of sales by $8.6 million and $2.7 million, respectively. Reduced sales of bulk cheese resulted in decreased cost of sales of $13.5 million. Reduced volumes of retail cheese resulted in decreased cost of sales of $5.2 million. Offsetting these decreases in cheese volumes were increases in the volumes for foodservice and deli cheese. Increases in cost of sales for foodservice and deli cheese were $4.7 million and $1.1 million, respectively. Cost of sales for nonfat dry milk powder and cheese in the Western region decreased $3.2 million and $1.6 million, respectively. Higher milk input costs in the Upper Midwest and East resulted in increased cost of sales of $1.4 million. Cow numbers and milk production have declined in both Minnesota and Wisconsin, resulting in competitive pressures for milk and higher milk procurement costs. Cost of sales in 2003 under our wholesale milk marketing program decreased $29.0 million, or 16.9%, to $145.9 million, compared to $172.4 million in 2002. Increased energy costs in 2003 increased cost of sales by $0.4 million, as compared to 2002. Cost of sales for the cheese and whey plant in Tulare, California, that we operate as a joint venture with Mitsui of Japan, increased $4.9 million. Its production began in May of 2002. On the other hand, cost of sales declined $2.4 million at our Gustine, CA plant as we transitioned operations to the CPI facility. The decision to exit cheese manufacturing in Poland reduced cost of sales by $6.0 million. Volume changes in other categories increased cost of sales by $2.7 million. Cost of sales as a percent of net sales increased 1.6 percentage points from 94.0% for the three months ended March 31, 2002 to 95.6% for the three months ended March 31, 2003, primarily due to lower sales volumes and decreased commodity prices for butter and cheese.

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

INCOME TAXES

We recorded an income tax benefit of $5.6 million for the three months ended March 31, 2003, compared to an income tax benefit of $6.7 million for the three months ended March 31, 2002. The income tax benefit resulted from member losses in dairy and agronomy operations as well as non-member losses in our swine business, which more than offset the tax expense related to the gain on legal settlement.

NET LOSS

      The net loss decreased $1.4 million to a net loss of $0.4 million for the three months ended March 31, 2003, compared to a net loss of $1.8 million for the three months ended March 31, 2002. The decrease in net loss resulted primarily from a gain on legal settlements and improved results in Agronomy, partially offset by a decrease in dairy foods results.

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

      Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Following the Purina Mills acquisition, we have significantly increased our leverage. As of March 31, 2003 we had $988.9 million outstanding in long-term debt, including $190.7 million of Capital Securities, and $127.8 million outstanding in short-term debt. In addition, as of March 31, 2003, $201.8 million was available under a $250 million revolving credit facility for working capital and general corporate purposes, after giving effect to $18.5 million in borrowings on the credit line and $29.7 million of outstanding letters of credit, which reduce availability. Total equities as of March 31, 2003 were $884.9 million.

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

      The amortization schedules for the Term Loan A and Term Loan B Facilities are provided below.

                                                                                                  TERM LOAN A      TERM LOAN B
                                                                                                  -----------      -----------
2002 (paid)                                                                                     $    36,729,853    $ 18,583,371
2003 (paid through April)...................................................................         45,079,312      26,542,782
2003 (remaining)............................................................................         28,217,944               -
2004........................................................................................         64,491,867       1,508,154
2005........................................................................................         85,989,157       2,510,842
2006........................................................................................         64,491,867       2,510,842
2007........................................................................................                 --       2,510,842
2008........................................................................................                 --     195,833,168
                                                                                                ---------------    ------------
   Total....................................................................................    $   325,000,000    $250,000,000
                                                                                                ===============    ============

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

      The credit agreements relating to the term loans and revolving credit facility and the indenture relating to the 8 3/4% senior notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreements relating to the term loans and revolving credit facility require us to maintain an interest coverage ratio of at least 2.50 to 1. Our ratio was 3.12 to 1 as of and for the year ended December 31, 2002 and 4.43 to 1 as of and for the twelve months period ended March 31, 2003. We are also required to maintain a leverage ratio of no greater than 4.25 to 1. The actual leverage ratio as of December 31, 2002 was 3.76 to 1 and 2.67 to 1 as of March 31, 2003. The required leverage ratio steps down to 3.75 to 1 as of October 11, 2003 and remains constant thereafter.

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

      The minimum lease payments for the periods set forth below are as follows:

Fiscal year:
    2003                                        $ 15,099,130
    2004                                          14,570,375
    2005                                          14,041,619
    2006                                          13,512,864
    2007                                          91,810,066
    Thereafter                                             -
                                                ------------
                                                $149,034,054
                                                ============

CONTRACTUAL OBLIGATIONS

      At March 31, 2003, we had certain contractual obligations, which require us to make payments as follows:

                 PAYMENTS DUE BY PERIOD (AS OF MARCH 31, 2003)


                                                           LESS THAN                             MORE THAN
CONTRACTUAL OBLIGATIONS                        TOTAL         1 YEAR    1-3 YEARS     3-5 YEARS    5 YEARS
-----------------------                        -----         ------    ---------      ---------   -------
                                                                     (IN THOUSANDS)
Revolving Credit Facility(1) ...........         18,500    $  18,500   $        -    $       -   $       -
Notes and Short-Term Obligations .......         45,825       45,825            -            -           -
Long-Term Debt(2) ......................      1,052,337       63,465      169,017       56,232     763,623
Capital Lease (3) ......................        105,872        8,867       17,734       17,734      61,537
Operating Leases .......................         80,516       21,457       27,205       14,269      17,585
                                            -----------    ---------   ----------    ---------   ---------
   Total Contractual Obligations .......    $ 1,303,050    $ 158,114   $  213,956    $  88,235   $ 842,745
                                            ===========    =========   ==========    =========   =========

------------

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A for the three months ended March 31, 2003 includes forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "pro forma," "as adjusted," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

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

ITEM 4. CONTROLS AND PROCEDURES

      The following information has been amended to reflect the restatement of our consolidated financial statements as further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A and in Note 2 of Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part 1, Item 1 of this Form 10-Q/A.

      (a) Evaluation of disclosure controls and procedures.

      Subsequent to the evaluation references in the Original Filing, the Company has re-evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report under the supervision and with the participation of the principal executive officer and principal financial officer. Based on this re-evaluation, the principal executive officer and principal financial officer concluded that, except as noted below with respect to the identification and correction of accounting errors at its Carlisle, PA facility and in its dairy foods segment, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls.

      There were no significant changes made in our internal controls during the period covered by this report or in other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

      Following the end of the period covered by this report, the Company identified accounting errors at its Carlisle, PA dairy facility and in its financial reports for its dairy foods segment. The Company has restated its financial results for certain periods to reflect adjustments necessary to correct these accounting errors. The adjustments relate primarily to the manner in which its Carlisle facility estimated and recorded monthly financial information. Because all information required to be recorded was not known at month-end, the Carlisle facility used an accounting model to estimate certain sales and cost of sales and the related accounts receivable, accounts payable and inventory and recorded financial information in accordance with the model. The accounts were not properly reconciled in subsequent periods to reflect the actual results. Other adjustments relate to accrual cutoffs and mathematical errors in inventory calculations. These errors and other adjustments affect periods beginning with the year ended December 31, 1997. The cumulative impact of these adjustments on net earnings through March 31, 2004 was an overstatement of $18.7 million. At the conclusion of the formal investigation of this matter by the Audit Committee of the Board of Directors, our external auditors, KPMG LLP, advised us that this matter involved a material weakness in our accounting procedures and related controls at our Carlisle, PA facility, which impacted the published consolidated financial statements for 1997 through the first quarter of 2004.

      In response to its discovery of these errors, the Company enhanced its internal control over financial reporting for the Carlisle, PA dairy facility by
(i) changing personnel responsible for accounting at the Carlisle facility; (ii) changing the reporting relationship of the accounting personnel at the Carlisle facility in order to increase financial management oversight; and (iii) implementing accounting processes and controls which are utilized elsewhere in the Company's dairy foods operations.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitation of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

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

  4.8        Form of Old Note (included in Exhibit 4.5). (1)

  4.9        Form of New Note (included in Exhibit 4.5). (1)

 10.1        AG2AG, LLC, Operating Agreement dated February 28, 2001, as modified by the Bill of Sale, dated December 26, 2002*

 31.1        Certification Pursuant to 15 U.S,C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002+

 31.2        Certification Pursuant to 15 U.S,C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002+

 32.1        Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002+

 32.2        Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002+

(1) Incorporated by reference to the identical exhibit to the Registrant's Registration Statement on Form S-4 filed March 18, 2002.

*     Previously filed with original Form 10-Q for the quarter ended March 31,
      2003

+     Filed electronically herewith

(B) REPORTS ON FORM 8-K

      On February 26, 2003 the Company filed a Report on Form 8-K to make available its Annual Report to Stakeholders.

      On April 24, 2003 the Company furnished a Report on Form 8-K to report the filing of a press release containing the Company's first quarter earnings information.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of August, 2004.

                         LAND O'LAKES, INC.

                         By /s/ Daniel Knutson
                            --------------------------------------------------
                            Daniel Knutson
                            Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)