Form 10-Q/A
period 2003-06-30
LAND O LAKES INC
filed 2004-08-16
CIK 1032562

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

      *Although Land O'Lakes, Inc. is not currently required to file this Quarterly Report on Form 10-Q/A pursuant to Section 13 or 15(d), we are filing voluntarily.

                                EXPLANATORY NOTE

      This Amendment No. 2 to the Land O'Lakes, Inc. (the "Company") quarterly report filed on Form 10-Q for the quarterly period ended June 30, 2003 is being filed solely to reflect the restatement of the Company's consolidated financial statements due to accounting errors it identified at its Carlisle, PA dairy facility and reported in its dairy foods segment. The Company announced in June 2004 that it planned to restate financial results for certain periods to reflect the adjustments necessary to correct these errors. This Amendment No. 2 includes our restated consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the three months and six months ended June 30, 2003 and June 30, 2002. The adjustments relate primarily to the manner in which the Company's Carlisle facility estimated and recorded monthly financial information. Because all information required to be recorded was not known at month-end, the Carlisle facility used an accounting model to estimate certain sales and cost of sales and the related accounts receivable, accounts payable and inventory and recorded financial information in accordance with the model. The accounts were not properly reconciled in subsequent periods to reflect the actual results. Other adjustments relate to accrual cutoffs and mathematical errors in inventory calculations. The financial statement line items impacted thereby include net sales, cost of sales, gross profit, earnings (loss) from operations, earnings before income taxes, income tax expense, net earnings, receivables, inventories, accounts payable, accrued expenses, deferred income taxes (included in other assets and deferred tax liabilities), member equities, and retained earnings. See Note 2 to Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part 1, Item 1 "Financial Statements" of this Form 10-Q/A for further information regarding the Company's restated financial results.

      These errors and related adjustments affect periods beginning with the year ended December 31, 1997. The cumulative impact of these adjustments on net earnings through March 31, 2004 was an overstatement of $18.7 million. Concurrently with the filing of this Amendment No. 2, the Company is filing amendments to its quarterly reports on Form 10-Q for the quarters ended March 31, 2003, September 30, 2003 and March 31, 2004, and to its annual report on Form 10-K for the year ended December 31, 2003 to furnish restatements of the financial statements or financial data as of and for the periods included in such filings.

      For the convenience of the reader, this Amendment No. 2 sets forth in its entirety the Company's Form 10-Q for the quarterly period ended June 30, 2003, which was originally filed with the SEC on August 14, 2003 (the "Original Filing") and was amended on April 26, 2004. The amended information includes the restated consolidated financial statements and notes thereto for Land O'Lakes, Inc. in Item 1 of Part 1, the restated financial results and comparisons in Item 2 of Part 1, and the evaluation of disclosure controls and procedures and changes to internal controls in response to the discovery of the accounting errors in Item 4 of Part 1. Except for the forgoing amended information, this Amendment No. 2 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Original Filing.

      In connection with the filing of this Amendment No. 2 and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment No. 2 certain currently dated certifications in Item 6.

                                      INDEX

                                                                                                                              PAGE
                                                                                                                              ----
PART I. FINANCIAL INFORMATION..............................................................................................     4
Item I. Financial Statements...............................................................................................     4

LAND O'LAKES, INC (Restated)
Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002..........................................     4
Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 (unaudited)................     5
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)..........................     6
Notes to Consolidated Financial Statements (unaudited).....................................................................     7

LAND O'LAKES FARMLAND FEED LLC
Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002..........................................    23
Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 (unaudited)................    24
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)..........................    25
Notes to Consolidated Financial Statements (unaudited).....................................................................    26

PURINA MILLS, LLC
Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002..........................................    38
Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002 (unaudited).........    39
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)..........................    40
Notes to Consolidated Financial Statements (unaudited).....................................................................    41

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............................    45

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........................................................    62

Item 4. Controls and Procedures............................................................................................    62

PART II. OTHER INFORMATION.................................................................................................    63

Item 1. Legal Proceedings..................................................................................................    63

Item 6. Exhibits and Reports on Form 8-K...................................................................................    63

SIGNATURES.................................................................................................................    65

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following information has been amended to reflect the restatement of our consolidated financial statements as further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A and in Note 2 of Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part 1, Item 1 of this Form 10-Q/A.

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         RESTATED
                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    2003           2002
                                                                               -------------   ------------
                                                                                      ($ IN THOUSANDS)
                                                                                        (UNAUDITED)
ASSETS

Current assets:
  Cash and short-term investments............................................  $      85,480   $     64,327
  Restricted cash............................................................         20,000             --
  Receivables, net...........................................................        371,765        545,378
  Receivable from legal settlement...........................................             --         96,707
  Inventories................................................................        485,086        446,600
  Prepaid expenses...........................................................         42,868        189,246
  Other current assets.......................................................         43,745         13,878
                                                                               -------------   ------------
      Total current assets...................................................      1,048,944      1,356,136

Investments..................................................................        598,461        545,592
Property, plant and equipment, net...........................................        563,085        579,860
Property under capital lease.................................................        101,388        105,736
Goodwill, net................................................................        315,545        323,413
Other intangibles............................................................        103,020        101,770
Other assets.................................................................        204,057        220,124
                                                                               -------------   ------------
      Total assets...........................................................  $   2,934,500   $  3,232,631
                                                                               =============   ============

LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations...........................................  $      52,138   $     37,829
  Current portion of long-term debt..........................................         65,814        104,563
  Current portion of obligation under capital lease..........................          8,867        108,279
  Accounts payable...........................................................        402,999        701,445
  Accrued expenses...........................................................        223,858        207,027
  Patronage refunds payable and other member equities payable................         10,770         12,388
                                                                               -------------   ------------
      Total current liabilities..............................................        764,446      1,171,531

Long-term debt...............................................................        972,980      1,007,308
Obligation under capital lease...............................................         94,808             --
Employee benefits and other liabilities......................................        104,210        104,340
Deferred tax liabilities.....................................................         19,605             --
Minority interests...........................................................         60,060         53,687
Equities:
  Capital stock..............................................................          2,147          2,190
  Member equities............................................................        858,559        858,996
  Retained earnings..........................................................         57,685         34,579
                                                                               -------------   ------------
      Total equities.........................................................        918,391        895,765
                                                                               -------------   ------------
Commitments and contingencies
      Total liabilities and equities.........................................  $   2,934,500   $  3,232,631
                                                                               =============   ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         RESTATED
                                                            FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,                                JUNE 30,
                                                             2003                2002                2003               2002
                                                         ------------        ------------        ------------       ------------
                                                                                    ($ IN THOUSANDS)
                                                                                       (UNAUDITED)
Net sales..........................................      $  1,400,594        $  1,419,762        $  2,851,612       $  2,949,865
Cost of sales......................................         1,275,264           1,297,233           2,600,747          2,680,653
                                                         ------------        ------------        ------------       ------------
Gross profit.......................................           125,330             122,529             250,865            269,212

Selling, general and administration................           110,260             124,193             230,229            251,714
Restructuring and impairment charges...............             1,775               3,841               2,867              7,276
                                                         ------------        ------------        ------------       ------------
Earnings (loss) from operations....................            13,295              (5,505)             17,769             10,222

Interest expense, net..............................            16,891              17,401              34,276             34,948
Gain on legal settlements..........................           (10,288)            (32,699)            (19,177)           (32,699)
Gain on sale of intangibles........................              (550)                 --                (550)            (4,184)
Loss (gain) on divestiture of businesses...........               700              (1,205)                700             (1,205)
Gain on sale of investment.........................              (346)                 --                (846)                --
Equity in earnings of affiliated companies.........           (51,414)            (44,227)            (50,431)           (34,366)
Minority interest in earnings (loss) of
  subsidiaries.....................................             1,427              (1,024)              2,916                (90)
                                                         ------------        ------------        ------------       ------------
Earnings before income taxes.......................            56,875              56,249              50,881             47,818
Income tax expense.................................            11,943               8,802               6,329              2,144
                                                         ------------        ------------        ------------       ------------
Net earnings.......................................      $     44,932        $     47,447        $     44,552       $     45,674
                                                         ============        ============        ============       ============

Applied to:
  Member equities
   Allocated patronage refunds.....................      $     26,070        $     42,222        $     35,864       $     53,796
   Deferred equities...............................              (379)                561             (14,281)           (12,402)
                                                         ------------        ------------        ------------       ------------
                                                               25,691              42,783              21,583             41,394
  Retained earnings................................            19,241               4,664              22,969              4,280
                                                         ------------        ------------        ------------       ------------
                                                         $     44,932        $     47,447        $     44,552       $     45,674
                                                         ============        ============        ============       ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               RESTATED
                                                                                                       FOR THE SIX MONTHS ENDED
                                                                                                                JUNE 30,
                                                                                                          2003           2002
                                                                                                      -----------     -----------
                                                                                                           ($ IN THOUSANDS)
                                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..................................................................................      $    44,552     $    45,674
  Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization................................................................           54,004          52,447
   Amortization of deferred financing charges...................................................            1,846           1,587
   Bad debt expense.............................................................................            1,760           2,636
   Proceeds from patronage revolvement received.................................................            1,316             261
   Non-cash patronage income....................................................................           (1,222)           (203)
   Receivable from legal settlement.............................................................           96,707              --
   Decrease (increase) in other assets..........................................................            8,302         (23,336)
   (Decrease) increase in other liabilities.....................................................             (130)         25,863
   Restructuring and impairment charges.........................................................            2,867           7,276
   Loss (gain) on divestiture of businesses.....................................................              700          (1,205)
   Equity in earnings of affiliated companies...................................................          (50,431)        (34,366)
   Minority interests...........................................................................            2,916             (90)
   Other........................................................................................           (4,191)         (2,141)
  Changes in current assets and liabilities, net of acquisitions and divestitures:
   Receivables..................................................................................          167,126         109,554
   Inventories..................................................................................          (37,355)        (57,800)
   Other current assets.........................................................................          150,299          90,719
   Accounts payable.............................................................................         (299,903)       (195,557)
   Accrued expenses.............................................................................           14,191           8,833
                                                                                                      -----------     -----------
  Net cash provided by operating activities.....................................................          153,354          30,152
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment....................................................          (34,954)        (34,841)
  Payments for investments......................................................................           (9,675)         (4,669)
  Proceeds from divestiture of businesses.......................................................              465           1,710
  Proceeds from sale of investments.............................................................            3,000          21,059
  Proceeds from sale of property, plant and equipment...........................................            8,015           9,828
  Dividends from investments in affiliated companies............................................            2,798           4,929
  Increase in restricted cash...................................................................          (20,000)             --
  Other.........................................................................................            2,980           2,778
                                                                                                      -----------     -----------
  Net cash (used) provided by investing activities..............................................          (47,371)            794
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt...................................................................           14,309          10,320
  Proceeds from issuance of long-term debt......................................................            1,202           2,622
  Payments on principal of long-term debt.......................................................          (73,052)        (60,147)
  Payments on principal of capital lease obligation.............................................           (4,435)             --
  Payments for redemption of member equities....................................................          (23,662)        (36,472)
  Other.........................................................................................              808           2,008
                                                                                                      -----------     -----------
  Net cash used by financing activities.........................................................          (84,830)        (81,669)
                                                                                                      -----------     -----------
  Net increase (decrease) in cash and short-term investments....................................           21,153         (50,723)
Cash and short-term investments at beginning of period..........................................           64,327         130,169
                                                                                                      -----------     -----------
Cash and short-term investments at end of period................................................      $    85,480     $    79,446
                                                                                                      ===========     ===========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during periods for:
  Interest, net of interest capitalized.........................................................      $    35,585     $    35,784
  Income taxes recovered........................................................................      $    (3,743)    $   (27,616)

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

2. FINANCIAL STATEMENT RESTATEMENT

      The Company announced in June 2004 that it planned to restate financial results for certain periods due to accounting errors it identified at its Carlisle, PA dairy facility and reported in its dairy foods segment. The consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the three months and six months ended June 30, 2003 and June 30, 2002 have been restated to reflect adjustments necessary to correct these errors. The adjustments relate primarily to the manner in which its Carlisle facility estimated and recorded monthly financial information. Because all information required to be recorded was not known at month-end, the Carlisle facility used an accounting model to estimate certain sales and cost of sales and the related accounts receivable, accounts payable and inventory and recorded financial information in accordance with the model. The accounts were not properly reconciled in subsequent periods to reflect the actual results. Other adjustments relate to accrual cutoffs and mathematical errors in inventory calculations. The financial statement line items impacted thereby include net sales, cost of sales, gross profit, earnings (loss) from operations, earnings before income taxes, income tax expense, net earnings, receivables, inventories, accounts payable, accrued expenses, deferred income taxes (included in other assets and deferred tax liabilities), member equities, and retained earnings. The consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the three months and six months ended June 30, 2003 and June 30, 2002 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections as follows:

                         AS PREVIOUSLY                  AS PREVIOUSLY
                            REPORTED       RESTATED        REPORTED        RESTATED
                          THREE MONTHS   THREE MONTHS    THREE MONTHS    THREE MONTHS
CONSOLIDATED STATEMENTS      ENDED           ENDED          ENDED           ENDED
     OF OPERATIONS       JUNE 30, 2003   JUNE 30, 2003  JUNE 30, 2002    JUNE 30, 2002
Net sales                $   1,396,043   $   1,400,594  $   1,419,769    $   1,419,762
Cost of sales                1,271,120       1,275,264      1,295,866        1,297,233
Gross profit                   124,923         125,330        123,903          122,529
Earnings (loss) from
operations                      12,888          13,295         (4,131)          (5,505)
Earnings before income
taxes                           56,468          56,875         57,623           56,249
Income tax expense              11,787          11,943          9,327            8,802
Net earnings             $      44,681   $      44,932  $      48,296    $      47,447

Applied to:
   Member equities
       Allocated
        patronage
        refunds          $      26,070   $      26,070  $      42,222    $      42,222
       Deferred
        equities                  (638)           (379)         1,493              561
                         -------------   -------------  -------------    -------------
                                25,432          25,691         43,715           42,783
   Retained earnings            19,249          19,241          4,581            4,664
                         -------------   -------------  -------------    -------------
                         $      44,681   $      44,932  $      48,296    $      47,447
                         =============   =============  =============    =============

                         AS PREVIOUSLY                  AS PREVIOUSLY
                           REPORTED        RESTATED        REPORTED        RESTATED
                          SIX MONTHS      SIX MONTHS      SIX MONTHS      SIX MONTHS
CONSOLIDATED STATEMENTS      ENDED          ENDED           ENDED           ENDED
     OF OPERATIONS       JUNE 30, 2003  JUNE 30, 2003   JUNE 30, 2002   JUNE 30, 2002
Net sales                $   2,850,495  $   2,851,612   $   2,952,002   $   2,949,865
Cost of sales                2,600,023      2,600,747       2,680,124       2,680,653
Gross profit                   250,472        250,865         271,878         269,212
Earnings (loss) from
operations                      17,376         17,769          12,888          10,222
Earnings before income
taxes                           50,488         50,881          50,484          47,818
Income tax expense               6,178          6,329           3,164           2,144
Net earnings             $      44,310  $      44,552   $      47,320   $      45,674

Applied to:
   Member equities
       Allocated
        patronage
        refunds          $      35,864  $      35,864   $      53,796   $      53,796
       Deferred
        equities               (14,531)       (14,281)        (10,593)        (12,402)
                         -------------  -------------   -------------   -------------
                                21,333         21,583          43,203          41,394
   Retained earnings            22,977         22,969           4,117           4,280
                         -------------  -------------   -------------   -------------
                         $      44,310  $      44,552   $      47,320   $      45,674
                         =============  =============   =============   =============

                                AS PREVIOUSLY                    AS PREVIOUSLY
                                  REPORTED         RESTATED          REPORTED          RESTATED
CONSOLIDATED BALANCE SHEETS     JUNE 30, 2003   JUNE 30, 2003   DECEMBER 31, 2002  DECEMBER 31, 2002
Total current assets             $1,070,047       $ 1,048,94       $1,378,128         $1,356,136
Other assets                        204,057          204,057          211,823            220,124
Total assets                      2,955,603        2,934,500        3,246,322          3,232,631
Total current liabilities           761,742          764,446        1,169,474          1,171,531
Deferred tax liabilities             27,907           19,605               --                 --
Total equities                      933,896          918,391          911,513            895,765
Total liabilities and equities    2,955,603        2,934,500        3,246,322          3,232,631

3. RESTRICTED CASH

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

4. RECEIVABLES

      A summary of receivables is as follows:

                                                                                           RESTATED
                                                                                    JUNE 30,    DECEMBER 31,
                                                                                      2003          2002
                                                                                  -----------   -----------
Trade accounts..................................................................  $   213,755    $  225,589
Notes and contracts.............................................................       58,737        44,565
Notes from sale of trade receivables (see Note 5)...............................       75,111       194,476
Other...........................................................................       44,279        99,003
                                                                                  -----------    ----------
                                                                                      391,882       563,633
Less allowance for doubtful accounts............................................       20,117        18,255
                                                                                  -----------    ----------
Total receivables, net..........................................................  $   371,765    $  545,378
                                                                                  ===========    ==========

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

6. INVENTORIES

      A summary of inventories is as follows:

                                                                                           RESTATED
                                                                                    JUNE 30,    DECEMBER 31,
                                                                                      2003          2002
                                                                                  -----------   -----------
Raw materials.................................................................... $   142,086    $  141,915
Work in process..................................................................      34,288        33,982
Finished goods...................................................................     308,712       270,703
                                                                                  -----------    ----------
Total inventories................................................................ $   485,086    $  446,600
                                                                                  ===========    ==========

7. INVESTMENTS

      A summary of investments is as follows:

                                                                                      JUNE 30,     DECEMBER 31
                                                                                        2003          2002
                                                                                    -----------    ----------
CF Industries, Inc. ..............................................................  $   249,502    $  249,502
Agriliance LLC....................................................................      135,611        91,629
MoArk LLC.........................................................................       56,731        44,678
Ag Processing Inc. ...............................................................       38,304        37,854
Advanced Food Products LLC........................................................       27,943        27,418
CoBank, ACB.......................................................................       20,921        22,061
Universal Cooperatives............................................................        6,473         6,473
Melrose Dairy Proteins, LLC.......................................................        5,628         6,579
Prairie Farms Dairy, Inc. ........................................................        5,440         5,092
Other -- principally cooperatives and joint ventures..............................       51,908        54,306
                                                                                    -----------    ----------
Total investments.................................................................  $   598,461    $  545,592
                                                                                    ===========    ==========

8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The carrying amount of goodwill is as follows:

                                                                JUNE 30,    DECEMBER 31,
                                                                  2003          2002
                                                              -----------   -----------
Dairy Foods.................................................  $    66,260    $   66,718
Feed........................................................      156,463       156,839
Seed........................................................       13,423        16,948
Swine.......................................................          620           647
Agronomy....................................................       66,778        69,823
Other.......................................................       12,001        12,438
                                                              -----------    ----------
Total goodwill..............................................  $   315,545    $  323,413
                                                              ===========    ==========

      Goodwill decreases in Dairy Foods, Feed, Swine, Agronomy and Other were due to amortization on joint ventures and cooperatives. The goodwill decrease of $3.5 million in the Seed segment was related to amortization and reclassifications.

OTHER INTANGIBLE ASSETS

                                                                                                       JUNE 30,    DECEMBER 31,
                                                                                                         2003          2002
                                                                                                     -----------   -----------
Amortized other intangible assets:
  Trademarks, less accumulated amortization of $1,498 and $1,615, respectively.....................  $     2,471    $    2,725
  Patents, less accumulated amortization of $1,997 and $1,394, respectively........................       14,376        14,979
  Agreements not to compete, less accumulated amortization of $2,630 and $2,324, respectively......        1,570         1,976
  Other intangible assets, less accumulated amortization of $7,004 and $7,343, respectively........        7,640         5,127
                                                                                                     -----------    ----------
Total amortized other intangible assets............................................................       26,057        24,807
Total non-amortized other intangible assets - trademarks...........................................       76,963        76,963
                                                                                                     -----------    ----------
Total other intangible assets......................................................................  $   103,020    $  101,770
                                                                                                     ===========    ==========

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

      A summary of restructuring activities and resulting reserve for the six months ended June 30, 2003 is as follows:

                                            BALANCE                                BALANCE
                                          DECEMBER 31,     CHARGE TO   UTILIZED    JUNE 30,
                                             2002           EXPENSE     IN 2003      2003
                                          -----------      ---------  ----------   --------
Termination benefits.................      $   8,871       $  2,525   $   (8,071)  $  3,325
Other................................          1,604             --         (492)     1,112
                                           ---------       --------   ----------   --------
Total................................      $  10,475       $  2,525   $   (8,563)  $  4,437
                                           =========       ========   ==========   ========

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

10. GAIN ON LEGAL SETTLEMENTS

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

11. GAIN ON SALE OF INTANGIBLES

      In the six months ended June 30, 2003, the Company recorded a $0.6 million gain on the sale of a customer list relating to the divestiture of a joint venture in Taiwan. In the six months ended June 30, 2002, the Company recorded a $4.2 million gain on the sale of a customer list pertaining to the feed phosphate distribution business.

12. LOSS (GAIN) ON DIVESTITURE OF BUSINESSES

      For the six months ended June 30, 2003, the Company recorded a loss of $0.7 million on the divestiture of a Feed business in Taiwan. For the six months ended June 30, 2002, the Company recorded a gain of $1.2 million primarily on the divestiture of a Dairy Foods Poland business.

13. GAIN ON SALE OF INVESTMENT

      For the three and six months ended June 30, 2003, the Company recorded gains of $0.3 million and $0.8 million, respectively, on the sale of a Feed investment in a swine joint venture.

14. DEBT OBLIGATIONS

      In the six months ended June 30, 2003, the Company made payments on Term A loan of $45.1 million and Term B loan of $26.5 million, of which $50.0 million was a voluntary prepayment. The weighted average interest rates on short-term borrowings and notes outstanding at June 30, 2003 and December 31, 2002 were 3.44% and 3.51%, respectively.

15. SEGMENT INFORMATION

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

                                               RESATED                                                                    RESTATED
                                             DAIRY FOODS     FEED         SEED        SWINE      AGRONOMY     OTHER     CONSOLIDATED
                                             -----------     ----         ----        -----      --------     -----     ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2003
  Net sales..............................      $669,845   $  593,687   $  111,097   $  22,501    $     --   $  3,464     $1,400,594
  Cost of sales..........................       630,287      526,641       95,441      21,045          --      1,850      1,275,264
  Selling, general and administration....        33,121       59,931        9,746       1,327       3,357      2,778        110,260
  Restructuring and impairment charges...           600          615          560          --          --         --          1,775
  Interest expense, net..................         7,727        4,176          331       1,351       2,410        896         16,891
  Gain on legal settlements..............           (38)     (10,250)          --          --          --         --        (10,288)
  Gain on sale of intangible.............            --         (550)          --          --          --         --           (550)
  Loss on divestiture of business                    --          700           --          --          --         --            700
  Gain on sale of investment.............            --         (346)          --          --          --         --           (346)
  Equity in earnings of affiliated
   companies.............................        (1,760)        (176)          --         (75)    (47,784)    (1,619)       (51,414)
  Minority interest in earnings of
   subsidiaries..........................            --        1,427           --          --          --         --          1,427
                                               --------   ----------   ----------   ---------    --------   --------     ----------
  (Loss) earnings before income taxes....      $    (92)  $   11,519   $    5,019   $  (1,147)   $ 42,017   $   (441)    $   56,875
                                               ========   ==========   ==========   =========    ========   ========     ==========
FOR THE THREE MONTHS ENDED JUNE 30, 2002
  Net sales..............................      $710,295   $  587,160   $   97,189   $  21,814    $     --   $  3,304     $1,419,762
  Cost of sales..........................       673,333      516,918       83,087      22,111          --      1,784      1,297,233
  Selling, general and administration....        40,135       63,733       10,180       1,568       5,941      2,636        124,193
  Restructuring and impairment charges...         2,800        1,041           --          --          --         --          3,841
  Interest expense, net..................         5,437        7,071          743       1,252       2,211        687         17,401
  Gain on legal settlements..............          (828)     (31,871)          --          --          --         --        (32,699)
  (Gain) loss on divestiture of
   businesses............................        (1,281)          --           --          --          --         76         (1,205)
  Equity in (earnings) loss of affiliated
   companies.............................          (467)        (110)        (201)        365     (49,172)     5,358        (44,227)
  Minority interest in (loss) earnings of
   subsidiaries..........................        (2,032)         971           --          --          --         37         (1,024)
                                               --------   ----------   ----------   ---------    --------   --------     ----------
  (Loss) earnings before income taxes....      $ (6,802)  $   29,407   $    3,380   $  (3,482)   $ 41,020   $ (7,274)    $   56,249
                                               ========   ==========   ==========   =========    ========   ========     ==========

                                             RESTATED                                                                      RESTATED
                                           DAIRY FOODS       FEED          SEED        SWINE     AGRONOMY     OTHER     CONSOLIDATED
                                           -----------       ----          ----        -----     --------     -----     ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2003
  Net sales..............................  $  1,302,355   $ 1,196,153   $  302,992   $  43,666   $     --   $  6,446     $2,851,612
  Cost of sales..........................     1,234,973     1,056,570      262,275      43,281         --      3,648      2,600,747
  Selling, general and administration....        72,583       119,900       23,139       2,689      6,683      5,235        230,229
  Restructuring and impairment charges...         1,600           707          560          --         --         --          2,867
  Interest expense, net..................        14,049         9,965        1,377       2,624      4,742      1,519         34,276
  Gain on legal settlements..............           (38)      (19,139)          --          --         --         --        (19,177)
  Gain on sale of intangible.............            --          (550)          --          --         --         --           (550)
  Loss on divestiture of business                    --           700           --          --         --         --            700
  Gain on sale of investment.............            --          (846)          --          --         --         --           (846)
  Equity in (earnings) loss of
   affiliated companies..................        (1,130)         (732)          --         290    (44,637)    (4,222)       (50,431)
  Minority interest in earnings of
   subsidiaries..........................            --         2,916           --          --         --         --          2,916
                                           ------------   -----------   ----------   ---------   --------   --------     ----------
  (Loss) earnings before income taxes....  $    (19,682)  $    26,662   $   15,641   $  (5,218)  $ 33,212   $    266     $   50,881
                                           ============   ===========   ==========   =========   ========   ========     ==========
FOR THE SIX MONTHS ENDED JUNE 30, 2002
  Net sales..............................  $  1,439,293   $ 1,205,723   $  252,892   $  45,694   $     --   $  6,263     $2,949,865
  Cost of sales..........................     1,358,558     1,061,414      213,655      43,628         --      3,398      2,680,653
  Selling, general and administration....        84,676       126,050       23,157       3,229      9,488      5,114        251,714
  Restructuring and impairment charges...         2,800         4,476           --          --         --         --          7,276
  Interest expense, net..................         9,795        15,100        1,716       2,637      4,298      1,402         34,948
  Gain on legal settlements..............          (828)      (31,871)          --          --         --         --        (32,699)
  Gain on sale of intangible.............            --        (4,184)          --          --         --         --         (4,184)
  (Gain) loss on divestiture of
   businesses............................        (1,281)           --           --          --         --         76         (1,205)
  Equity in loss (earnings) of
   affiliated companies..................            63          (568)        (105)        204    (39,366)     5,406        (34,366)
  Minority interest in (loss) earnings
   of subsidiaries.......................        (2,569)        2,370           --          --         --        109            (90)
                                           ------------   -----------   ----------   ---------   --------   --------     ----------
  (Loss) earnings before income taxes....  $    (11,921)  $    32,936   $   14,469   $  (4,004)  $ 25,580   $ (9,242)    $   47,818
                                           ============   ===========   ==========   =========   ========   ========     ==========

16. CONSOLIDATING FINANCIAL INFORMATION

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

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2003

                                    RESTATED
                                      LAND
                                    O'LAKES,        WHOLLY-        MAJORITY-
                                      INC.           OWNED           OWNED
                                     PARENT       CONSOLIDATED    CONSOLIDATED      NON-GUARANTOR                         RESTATED
                                    COMPANY        GUARANTORS      GUARANTORS       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                    -------        ----------      ----------       ------------      ------------      ------------
                                                           (UNAUDITED)
                                                              ASSETS
Current assets:
 Cash and short-term
   investments..................  $    79,315    $       2,824    $       (620)       $  3,961          $      --        $   85,480
 Restricted cash................       20,000               --              --              --                 --            20,000
 Receivables, net...............      348,933           17,484         144,153          48,959           (187,764)          371,765
 Inventories....................      307,580           55,345         111,941          10,220                 --           485,086
 Prepaid expenses...............       30,543            3,262           8,263             800                 --            42,868
 Other current assets...........       41,881            1,191              --             673                 --            43,745
                                  -----------    -------------    ------------        --------          ---------        ----------
    Total current assets........      828,252           80,106         263,737          64,613           (187,764)        1,048,944
Investments.....................    1,256,891              223          19,236           2,063           (679,952)          598,461
Property, plant and equipment,
  net...........................      255,009           21,059         236,319          50,698                 --           563,085
Property under capital lease....           --               --              --         101,388                 --           101,388
Goodwill, net...................      190,067            3,224         122,038             216                 --           315,545
Other intangibles...............        4,979              670          96,277           1,094                 --           103,020
Other assets....................      147,498            1,225          26,967          47,467            (19,100)          204,057
                                  -----------    -------------    ------------        --------          ---------        ----------
    Total assets................  $ 2,682,696    $     106,507    $    764,574        $267,539          $(886,816)       $2,934,500
                                  ===========    =============    ============        ========          =========        ==========

                                                      LIABILITIES AND EQUITIES

Current liabilities:
 Notes and short-term
   obligations..................  $       721    $       2,872    $        725        $ 77,709          $ (29,889)       $   52,138
 Current portion of long-term
   debt.........................       65,797           61,335              --              --            (61,318)           65,814
 Current portion of obligation
   under capital lease..........           --               --              --           8,867                 --             8,867
 Accounts payable...............      389,363           16,620          80,246          13,515            (96,745)          402,999
 Accrued expenses...............      194,158            2,580          33,341           3,071             (9,292)          223,858
 Patronage refunds and other
   member equities payable......       10,770               --              --              --                 --            10,770
                                  -----------    -------------    ------------        --------          ---------        ----------
    Total current liabilities...      660,809           83,407         114,312         103,162           (197,244)          764,446
Long-term debt..................      957,075           10,160              --          15,365             (9,620)          972,980
Obligation under capital lease..           --               --              --          94,808                 --            94,808
Employee benefits and other
  liabilities...................       76,503               59          26,586           1,062                 --           104,210
Deferred tax liability..........       18,339            1,263              --               3                 --            19,605
Minority interests..............       51,579               --           2,938           5,543                 --            60,060
Equities:
 Capital stock..................        2,147              966         508,035          73,847           (582,848)            2,147
 Member equities................      858,559               --              --              --                 --           858,559
 Retained earnings..............       57,685           10,652         112,703         (26,251)           (97,104)           57,685
                                  -----------    -------------    ------------        --------          ---------        ----------
    Total equities..............      918,391           11,618         620,738          47,596           (679,952)          918,391
                                  -----------    -------------    ------------        --------          ---------        ----------
Commitments and contingencies
Total liabilities and equities..  $ 2,682,696    $     106,507    $    764,574        $267,539          $(886,816)       $2,934,500
                                  ===========    =============    ============        ========          =========        ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                    RESTATED
                                      LAND
                                    O'LAKES,        WHOLLY-         MAJORITY-
                                      INC.           OWNED            OWNED
                                     PARENT      CONSOLIDATED      CONSOLIDATED       NON-GUARANTOR                     RESTATED
                                     COMPANY      GUARANTORS        GUARANTORS        SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                     -------      ----------        ----------        ------------     ------------   ------------
                                                           (UNAUDITED)
Net sales........................   $741,223       $ 43,764          $579,566           $ 36,041          $    --      $1,400,594
Cost of sales....................    675,365         42,484           515,107             42,308               --       1,275,264
                                    --------       --------          --------           --------          -------      ----------
Gross profit.....................     65,858          1,280            64,459             (6,267)              --         125,330
Selling, general and
  administration.................     50,807          3,288            57,805             (1,640)              --         110,260
Restructuring and impairment
  charges........................        600            560               615                 --               --           1,775
                                    --------       --------          --------           --------          -------      ----------
Earnings (loss) from operations..     14,451         (2,568)            6,039             (4,627)              --          13,295
Interest expense (income), net...     17,399            674            (2,153)               971               --          16,891
Gain on legal settlements........     (8,154)            --            (2,134)                --               --         (10,288)
Gain on sale of intangible.......         --             --                --               (550)              --            (550)
Loss on divestiture of business..        700             --                --                 --               --             700
Gain on sale of investment.......         --             --              (346)                --               --            (346)
Equity in (earnings) loss of
  affiliated companies...........    (55,702)            --                (9)                --            4,297         (51,414)
Minority interest in earnings
  of of subsidiaries.............        868             --               375                184               --           1,427
                                    --------       --------          --------           --------          -------      ----------
Earnings (loss) before income
  taxes..........................     59,340         (3,242)           10,306             (5,232)          (4,297)         56,875
Income tax expense (benefit).....     14,408           (203)             (162)            (2,100)              --          11,943
                                    --------       --------          --------           --------          -------      ----------
Net earnings (loss)..............   $ 44,932       $ (3,039)         $ 10,468           $ (3,132)         $(4,297)     $   44,932
                                    ========       ========          ========           ========          =======      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                    RESTATED
                                      LAND
                                    O'LAKES,         WHOLLY-         MAJORITY-
                                      INC.            OWNED            OWNED
                                     PARENT       CONSOLIDATED      CONSOLIDATED      NON-GUARANTOR                      RESTATED
                                    COMPANY        GUARANTORS        GUARANTORS       SUBSIDIARIES      ELIMINATIONS   CONSOLIDATED
                                    -------       ------------       ----------       ------------      ------------   ------------
                                                                (UNAUDITED)
Net sales........................ $ 1,515,189       $ 98,702         $1,169,051         $ 68,670          $      --     $2,851,612
Cost of sales....................   1,397,516         93,326          1,033,781           76,124                 --      2,600,747
                                  -----------       --------         ----------         --------          ---------     ----------
Gross profit.....................     117,673          5,376            135,270           (7,454)                --        250,865
Selling, general and
  administration.................     105,254          6,449            115,550            2,976                 --        230,229
Restructuring and impairment
  charges........................       1,600            560                707               --                 --          2,867
                                  -----------       --------         ----------         --------          ---------     ----------
Earnings (loss) from operations..      10,819         (1,633)            19,013          (10,430)                --         17,769
Interest expense (income), net...      35,570          1,341             (3,280)             645                 --         34,276
Gain on legal settlements........     (16,175)            --             (3,002)              --                 --       (19,177)
Gain on sale of intangible.......          --             --                 --             (550)                --          (550)
Loss on divestiture of business..         700             --                 --               --                 --            700
Gain on sale of investment.......          --             --               (846)              --                 --           (846)
Equity in (earnings) loss of
  affiliated companies...........     (66,650)            --               (556)              --             16,775        (50,431)
Minority interest in earnings
  of subsidiaries................       2,177             --                371              368                 --          2,916
                                  -----------       --------         ----------         --------          ---------     ----------
Earnings (loss) before income
  taxes..........................      55,197         (2,974)            26,326          (10,893)           (16,775)        50,881
Income tax expense (benefit).....      10,645             79                 --           (4,395)                --          6,329
                                  -----------       --------         ----------         --------          ---------     ----------
Net earnings (loss).............. $    44,552       $ (3,053)        $   26,326         $ (6,498)         $ (16,775)    $   44,552
                                  ===========       ========         ==========         ========          =========     ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                RESTATED
                                  LAND
                                O'LAKES,        WHOLLY-         MAJORITY-
                                  INC.           OWNED           OWNED
                                 PARENT      CONSOLIDATED     CONSOLIDATED       NON-GUARANTOR                          RESTATED
                                COMPANY       GUARANTORS       GUARANTORS        SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                -------       ----------       ----------        ------------       ------------      ------------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
 Net earnings (loss).........  $  44,552       $ (3,053)        $ 26,326           $ (6,498)          $(16,775)        $   44,552
 Adjustments to reconcile
   net earnings (loss) to
   net cash provided (used)
   by operating activities:
   Depreciation and
    amortization.............     28,749          1,502           19,881              3,872                 --             54,004
   Amortization of deferred
    financing charges........      1,846             --               --                 --                 --              1,846
   Bad debt expense..........        621             --            1,139                 --                 --              1,760
   Proceeds from patronage
    revolvement received.....      1,316             --               --                 --                 --              1,316
   Non-cash patronage
    income...................     (1,222)            --               --                 --                 --             (1,222)
   Receivable from legal
    settlement...............     90,707             --            6,000                 --                 --             96,707
   Decrease (increase) in
    other assets.............     33,665         11,514             (520)            (2,566)           (33,791)             8,302
   Increase (decrease) in
    other liabilities........      1,974            (11)          (1,810)              (283)                --               (130)
   Restructuring and
    impairment charges.......      1,600            560              707                 --                 --              2,867
   Loss on divestiture of
    business.................        700             --               --                 --                 --                700
   Equity in (earnings)
    loss of affiliated
    companies................    (66,650)            --             (556)                --             16,775            (50,431)
   Minority interest.........      2,177             --              371                368                 --              2,916
   Other.....................     (4,789)           879           (1,606)             1,325                 --             (4,191)
 Changes in current assets
   and liabilities, net of
   acquisitions and
   divestitures:
   Receivables...............     34,062         12,573           66,772             (3,583)            57,302            167,126
   Inventories...............    (53,508)        19,052           (1,658)            (1,241)                --            (37,355)
   Other current assets......    148,872            724            1,263               (560)                --            150,299
   Accounts payable..........   (113,679)       (51,709)         (39,242)            (5,038)           (90,235)          (299,903)
   Accrued expenses..........     34,810            936          (16,033)            (1,455)            (4,067)            14,191
                               ---------       --------         --------           --------           --------         ----------
 Net cash provided (used)
   by operating activities...    185,803         (7,033)          61,034            (15,659)           (70,791)           153,354
CASH FLOWS FROM INVESTING
  ACTIVITIES:
 Additions to property,
   plant and equipment.......    (23,517)          (499)          (9,257)            (1,681)                --            (34,954)
 Payments for investments....     (9,675)            --               --                 --                 --             (9,675)
 Proceeds from divestiture
   of business...............        465             --               --                 --                 --                465
 Proceeds from sale of
   investments...............         --             --            3,000                 --                 --              3,000
 Proceeds from sale of
   property, plant and
   equipment.................      3,081          1,069            2,157              1,708                 --              8,015
 Dividends from investments
   in affiliated companies...      2,798             --               --                 --                 --              2,798
 Increase in restricted
   cash......................    (20,000)            --               --                 --                 --            (20,000)
 Other.......................        440             --            2,540                 --                 --              2,980
                               ---------       --------         --------           --------           --------         ----------
 Net cash (used) provided
   by investing activities...    (46,408)           570           (1,560)                27                 --            (47,371)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
   (Decrease) increase in
   short-term debt...........    (26,417)        (3,574)             963             11,488             31,849             14,309
 Proceeds from issuance of
   long-term debt............      1,202             --               --                 --                 --              1,202
 Payments on principal of
   long-term debt............    (70,345)           (37)         (59,588)            (2,658)            59,576            (73,052)
 Payments on principal of
   capital lease obligation..         --             --               --             (4,435)                --             (4,435)
 Payments for redemption of
   member equities...........    (23,662)            --               --                 --                 --            (23,662)
 Other.......................        808         10,314               (8)            10,328            (20,634)               808
                               ---------       --------         --------           --------           --------         ----------
 Net cash (used) provided
   by financing activities...   (118,414)         6,703          (58,633)            14,723             70,791            (84,830)
                               ---------       --------         --------           --------           --------         ----------

 Net increase (decrease) in
   cash and short-term
   investment................     20,981            240              841               (909)                --             21,153
Cash and short-term
  investments at beginning
  of period..................     58,334          2,584           (1,461)             4,870                 --             64,327
                               ---------       --------         --------           --------           --------         ----------
Cash and short-term
  investments at end of
  period.....................  $  79,315       $  2,824         $   (620)          $  3,961           $     --         $   85,480
                               =========       ========         ========           ========           ========         ==========

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                              RESTATED
                                LAND
                              O'LAKES,         WHOLLY-      MAJORITY-
                                INC.            OWNED         OWNED
                               PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR                       RESTATED
                              COMPANY        GUARANTORS     GUARANTORS    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                              -------        ----------     ----------    ------------     ------------     ------------
                                                           (UNAUDITED)
                                                             ASSETS
Current assets:
 Cash and short-term
  investments..........     $     58,334     $    2,584    $    (1,461)    $     4,870     $         --    $      64,327
 Receivables, net......          449,959         30,057        150,447          45,377         (130,462)         545,378
 Receivable from
  legal settlement.....           90,707             --          6,000              --               --           96,707
 Inventories...........          354,731         74,397        108,493           8,979               --          446,600
 Prepaid expenses......          176,541          4,840          7,625             240               --          189,246
 Other current assets..           12,868            337             --             673               --           13,878
                            ------------     ----------    -----------     -----------     ------------    -------------
    Total current
     assets............        1,043,140        112,215        271,104          60,139         (130,462)       1,356,136
Investments............        1,163,031          1,102         20,777           2,496         (641,814)         545,592
Property, plant and
  equipment, net.......          260,078         23,131        246,402          50,249               --          579,860
Property under capital
  lease................               --             --             --         105,736               --          105,736
Goodwill, net..........          187,755         13,172        121,673             813               --          323,413
Other intangibles......            4,243            723         96,455             349               --          101,770
Other assets...........          159,210          2,738         27,064          45,049          (13,937)         220,124
                            ------------     ----------    -----------     -----------     ------------    -------------
    Total assets.......     $  2,817,457     $  153,081    $   783,475     $   264,831     $   (786,213)   $   3,232,631
                            ============     ==========    ===========     ===========     ============    =============

                                             LIABILITIES AND EQUITIES

Current liabilities:
 Notes and short-term
  obligations..........     $     27,040     $    2,818    $        59     $    66,174     $    (58,262)   $      37,829
 Current portion of
  long-term debt.......          104,347         64,963             --              47          (64,794)         104,563
 Obligation under
  capital lease........               --             --             --         108,279               --          108,279
 Accounts payable......          503,510         68,329        117,563          18,553           (6,510)         701,445
 Accrued expenses......          160,721          1,644         45,361           4,526           (5,225)         207,027
 Patronage refunds
  and other member
  equities payable.....           12,388             --             --              --               --           12,388
                            ------------     ----------    -----------     -----------     ------------    -------------
    Total current
     liabilities.......          808,006        137,754        162,983         197,579         (134,791)       1,171,531
Long-term debt.........          988,696         10,197             --          18,023           (9,608)       1,007,308
Employee benefits and
  other liabilities....           75,588          1,333         26,071           1,348               --          104,340
Minority interests.....           49,402             --             --           4,285               --           53,687
Equities:
 Capital stock.........            2,190          1,084        507,956          61,123         (570,163)           2,190
 Member equities.......          858,996             --             --              --               --          858,996
 Retained earnings.....           34,579          2,713         86,465         (17,527)         (71,651)          34,579
                            ------------     ----------    -----------     -----------     ------------    -------------
    Total equities.....          895,765          3,797        594,421          43,596         (641,814)         895,765
                            ------------     ----------    -----------     -----------     ------------    -------------
Commitments and
  contingencies
Total liabilities and
  equities.............      $ 2,817,457     $  153,081    $   783,475     $   264,831     $   (786,213)   $   3,232,631
                            ============     ==========    ===========     ===========     ============    =============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                    RESTATED
                                      LAND
                                    O'LAKES,        WHOLLY-         MAJORITY-
                                      INC.           OWNED            OWNED
                                     PARENT      CONSOLIDATED      CONSOLIDATED       NON-GUARANTOR                     RESTATED
                                     COMPANY      GUARANTORS        GUARANTORS        SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                     -------      ----------        ----------        ------------     ------------   ------------
                                                               (UNAUDITED)
Net sales........................   $780,699       $ 53,935          $562,755           $ 22,373          $    --      $1,419,762
Cost of sales....................    739,734         36,210           494,064             27,225               --       1,297,233
                                    --------       --------          --------           --------          -------      ----------
Gross profit.....................     40,965         17,725            68,691             (4,852)              --         122,529
Selling, general and
  administration.................     48,102         16,661            60,055               (625)              --         124,193
Restructuring and impairment
  charges........................      2,800             --             1,041                 --               --           3,841
                                    --------       --------          --------           --------          -------      ----------
(Loss) earnings from operations..     (9,937)         1,064             7,595             (4,227)              --          (5,505)
Interest expense (income), net...     17,162          1,039              (646)              (154)              --          17,401
Gain on legal settlements........    (32,699)            --                --                 --               --         (32,699)
Loss (gain) on divestiture of
  businesses.....................        364             --                --             (1,569)              --          (1,205)
Equity in (earnings) loss of
  affiliated companies...........    (48,890)            --               (33)                --            4,696         (44,227)
Minority interest in (loss)
  earnings of subsidiaries.......     (1,886)            --               122                740               --          (1,024)
                                    --------       --------          --------           --------          -------      ----------
Earnings (loss) before income
  taxes..........................     56,012             25             8,152             (3,244)          (4,696)         56,249
Income tax expense (benefit).....      8,565            181               (94)               150               --           8,802
                                    --------       --------          --------           --------          -------      ----------
Net earnings (loss)..............   $ 47,447       $   (156)         $  8,246           $ (3,394)         $(4,696)     $   47,447
                                    ========       ========          ========           ========          =======      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   RESTATED
                                     LAND
                                   O'LAKES,        WHOLLY-         MAJORITY-
                                     INC.           OWNED             OWNED
                                    PARENT      CONSOLIDATED      CONSOLIDATED      NON-GUARANTOR                     RESTATED
                                   COMPANY       GUARANTORS        GUARANTORS       SUBSIDIARIES      ELIMINATIONS  CONSOLIDATED
                                   -------       ----------        ----------       ------------      ------------  ------------
                                                                (UNAUDITED)
Net sales......................  $ 1,643,368      $103,901         $1,152,708         $ 49,888          $      --    $2,949,865
Cost of sales..................    1,535,973        80,053          1,012,202           52,425                 --     2,680,653
                                 -----------      --------         ----------         --------          ---------    ----------
Gross profit...................      107,395        23,848            140,506           (2,537)                --       269,212
Selling, general and
  administration...............      106,434        22,783            118,887            3,610                 --       251,714
Restructuring and impairment
  charges......................        2,800            --              4,476               --                 --         7,276
                                 -----------      --------         ----------         --------          ---------    ----------
Earnings (loss) from
  operations...................       (1,839)        1,065             17,143           (6,147)                --        10,222
Interest expense (income),
  net..........................       34,573         2,032             (1,439)            (218)                --        34,948
Gain on legal settlements......      (32,699)           --                 --               --                 --       (32,699)
Gain on sale of intangible.....           --            --             (4,184)              --                 --        (4,184)
Loss (gain) on divestiture of
  businesses...................          364            --                 --           (1,569)                --        (1,205)
Equity in (earnings) loss of
  affiliated companies.........      (50,652)           --               (236)              --             16,522       (34,366)
Minority interest in (loss)
  earnings of subsidiaries.....         (716)           --                308              318                 --           (90)
                                 -----------      --------         ----------         --------          ---------    ----------
Earnings (loss) before income
  taxes........................       47,291          (967)            22,694           (4,678)           (16,522)       47,818
Income tax expense (benefit)...        1,617           413               (496)             610                 --         2,144
                                 -----------      --------         ----------         --------          ---------    ----------
Net earnings (loss)............  $    45,674      $ (1,380)        $   23,190         $ (5,288)         $ (16,522)   $   45,674
                                 ===========      ========         ==========         ========          =========    ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                 RESTATED
                                   LAND
                                 O'LAKES,        WHOLLY-        MAJORITY-
                                   INC.           OWNED           OWNED
                                  PARENT      CONSOLIDATED     CONSOLIDATED       NON-GUARANTOR                        RESTATED
                                 COMPANY       GUARANTORS       GUARANTORS        SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                 -------       ----------       ----------        ------------      ------------     ------------
                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss).........  $  45,674       $ (1,380)        $ 23,190           $ (5,288)         $ (16,522)      $   45,674
  Adjustments to reconcile
   net earnings (loss) to
   net cash provided (used)
   by operating activities:
    Depreciation and
     amortization.............     25,231          1,920           23,728              1,568                 --           52,447
    Amortization of deferred
     financing charges........      1,587             --               --                 --                 --            1,587
    Bad debt expense..........        786             --            1,850                 --                 --            2,636
    Proceeds from patronage
     revolvement received.....        261             --               --                 --                 --              261
    Non-cash patronage income        (203)            --               --                 --                 --             (203)
    (Increase) decrease in
     other assets.............    (20,620)         1,251           (5,115)             6,952             (5,804)         (23,336)
    Increase (decrease) in
     other liabilities........     28,465           (153)          (2,448)                (1)                --           25,863
    Restructuring and
     impairment charges.......      2,800             --            4,476                 --                 --            7,276
    Loss (gain) on
     divestiture of
     businesses...............        364             --               --             (1,569)                --           (1,205)
    Equity in (earnings)
     loss of affiliated
     companies................    (50,652)            --             (236)                --             16,522          (34,366)
    Minority interest.........       (716)            --              308                318                 --              (90)
    Other.....................       (842)            --               66             (1,365)                --           (2,141)
  Changes in current assets
   and liabilities, net of
   acquisitions and
   divestitures:
    Receivables...............    112,811         (1,733)          21,783             (7,422)           (15,885)         109,554
    Inventories...............    (52,943)        (7,454)           1,198              1,399                 --          (57,800)
    Other current assets......     84,003          5,799              969                (52)                --           90,719
    Accounts payable..........   (165,396)         2,621          (23,323)             1,463            (10,922)        (195,557)
    Accrued expenses..........     19,927         (4,891)          (6,199)                (4)                --            8,833
                                ---------       --------         --------           --------          ---------       ----------
  Net cash provided (used)
   by operating activities....     30,537         (4,020)          40,247             (4,001)           (32,611)          30,152
CASH FLOWS FROM INVESTING
  ACTIVITIES:
 Additions to property,
  plant and equipment.........    (22,756)          (995)          (8,464)            (2,626)                --          (34,841)
 Payments for investments.....     (4,665)            (4)              --                 --                 --           (4,669)
 Proceeds from divestiture
  of businesses...............      1,710             --               --                 --                 --            1,710
 Proceeds from sale of
  investment..................     20,003             --            1,056                 --                 --           21,059
 Proceeds from sale of
  property, plant and
  equipment...................      4,243             --            4,397              1,188                 --            9,828
 Dividends from investments
  in affiliated companies.....      4,929             --               --                 --                 --            4,929
 Other........................      2,778             --               --                 --                 --            2,778
                                ---------       --------         --------           --------          ---------       ----------
 Net cash provided (used)
  by investing activities.....      6,242           (999)          (3,011)            (1,438)                --              794
CASH FLOWS FROM FINANCING
  ACTIVITIES:
 (Decrease) increase in
   short-term debt............    (19,572)         2,919           (2,923)             2,783             27,113           10,320
 Proceeds from issuance of
  long-term debt..............      2,622             --               --                 --                 --            2,622
 Payments on principal of
  long-term debt..............    (23,344)            --          (34,993)            (1,810)                --          (60,147)
 Payments for redemption of
  member equities.............    (36,472)            --               --                 --                 --          (36,472)
 Other........................     (9,332)         4,220              301              1,321              5,498            2,008
                                ---------       --------         --------           --------          ---------       ----------
 Net cash (used) provided
  by financing activities.....    (86,098)         7,139          (37,615)             2,294             32,611          (81,669)
                                ---------       --------         --------           --------          ---------       ----------
 Net (decrease) increase in
  cash and short-term
  investments.................    (49,319)         2,120             (379)            (3,145)                --          (50,723)
Cash and short-term
  investments at beginning
  of period...................    111,054          9,090           (1,027)            11,052                 --          130,169
                                ---------       --------         --------           --------          ---------       ----------
Cash and short-term
  investments at end of
  period......................  $  61,735       $ 11,210         $ (1,406)          $  7,907          $      --       $   79,446
                                =========       ========         ========           ========          =========       ==========

                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,     DECEMBER 31,
                                                                            2003           2002
                                                                        -----------     ----------
                                                                              ($ IN THOUSANDS)
                                                                        (UNAUDITED)
ASSETS

Current assets:
  Cash and short-term investments................................       $        --     $      356
  Receivables, net...............................................            59,570        127,382
  Receivable from legal settlement...............................                --          6,000
  Inventories....................................................           116,278        113,078
  Prepaid expenses and other current assets......................             8,502          7,835
  Note receivable - Land O'Lakes, Inc............................            91,109         29,493
                                                                        -----------     ----------
      Total current assets.......................................           275,459        284,144

Investments......................................................            20,539         22,973
Property, plant and equipment, net...............................           241,721        251,739
Goodwill, net....................................................           122,254        122,486
Other intangibles................................................            96,606         96,804
Other assets.....................................................            28,573         28,762
                                                                        -----------     ----------
      Total assets...............................................       $   785,152     $  806,908
                                                                        ===========     ==========

LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations...............................       $       725     $    2,400
  Accounts payable...............................................            86,072        121,219
  Accrued expenses...............................................            34,932         48,134
                                                                        -----------     ----------
      Total current liabilities..................................           121,729        171,753
Employee benefits and other liabilities..........................            27,648         29,447
Minority interests...............................................             6,131          2,960
Equities:
  Contributed capital............................................           515,376        515,376
  Retained earnings..............................................           114,268         87,372
                                                                        -----------     ----------
      Total equities.............................................           629,644        602,748
                                                                        -----------     ----------
Commitments and contingencies
Total liabilities and equities...................................       $   785,152     $  806,908
                                                                        ===========     ==========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                               2003               2002               2003                2002
                                                            ----------         ----------        ------------        ------------
                                                                                     ($ IN THOUSANDS)
                                                                                        (UNAUDITED)
Net sales...........................................        $  592,655         $  584,292        $  1,193,755        $  1,195,752
Cost of sales.......................................           526,464            513,956           1,055,310           1,052,588
                                                            ----------         ----------        ------------        ------------
Gross profit........................................            66,191             70,336             138,445             143,164
Selling, general and administration.................            58,794             61,155             117,438             120,830
Restructuring and impairment charges................               615              1,041                 707               4,476
                                                            ----------         ----------        ------------        ------------
Earnings from operations............................             6,782              8,140              20,300              17,858
Interest income, net................................            (2,142)              (618)             (3,249)             (1,344)
Gain on legal settlements...........................            (2,134)                --              (3,002)                 --
Gain on sale of intangible..........................                --                 --                  --              (4,184)
Gain on sale of investment..........................              (346)                --                (846)                 --
Equity in earnings of affiliated companies..........                (9)               (60)               (556)               (263)
Minority interest in earnings of subsidiaries.......               559                276                 739                 486
                                                            ----------         ----------        ------------        ------------
Earnings before income taxes........................            10,854              8,542              27,214              23,163
Income tax expense..................................               156                177                 318                 306
                                                            ----------         ----------        ------------        ------------
Net earnings........................................        $   10,698         $    8,365        $     26,896        $     22,857
                                                            ==========         ==========        ============        ============

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      FOR THE THREE MONTHS ENDED
                                                                                                               JUNE 30,
                                                                                                         2003            2002
                                                                                                         ----            ----
                                                                                                           ($ IN THOUSANDS)
                                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..................................................................................      $    26,896     $    22,857
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..............................................................           20,151          24,077
     Bad debt expense...........................................................................            1,139           1,850
     Receivable from legal settlement...........................................................            6,000              --
     Decrease (increase) in other assets........................................................              189          (5,747)
     Decrease in other liabilities..............................................................           (2,096)         (2,445)
     Restructuring and impairment charges.......................................................              707           4,476
     Equity in earnings of affiliated companies.................................................             (556)           (263)
     Minority interest..........................................................................              739             486
     Gain on sale of investments................................................................             (846)             --
  Changes in current assets and liabilities, net of acquisitions and divestitures:
     Receivables................................................................................           66,684          19,444
     Inventories................................................................................           (1,421)          3,667
     Other current assets.......................................................................            2,163             994
     Accounts payable...........................................................................          (37,072)        (26,224)
     Accrued expenses...........................................................................          (17,215)         (6,156)
                                                                                                      -----------     -----------
  Net cash provided by operating activities.....................................................           65,462          37,016
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment....................................................           (9,691)         (8,522)
  Proceeds from sale of investments.............................................................            3,000           1,056
  Proceeds from sale of property, plant and equipment...........................................            1,327           5,585
  Other.........................................................................................            2,540              --
                                                                                                      -----------     -----------
  Net cash used by investing activities.........................................................           (2,824)         (1,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt...................................................................           (1,378)         (1,500)
  Proceeds from note receivable from Land O'Lakes, Inc..........................................          239,934         228,196
  Payments on note payable to Land O'Lakes, Inc.................................................         (301,550)       (264,850)
                                                                                                      -----------     -----------
  Net cash used by financing activities.........................................................          (62,994)        (38,154)
                                                                                                      -----------     -----------
  Net decrease in cash and short-term investments...............................................             (356)         (3,019)
Cash and short-term investments at beginning of period..........................................              356           3,019
                                                                                                      -----------     -----------
Cash and short-term investments at end of period................................................      $        --     $        --
                                                                                                      ===========     ===========

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

2. RECEIVABLES

      A summary of receivables is as follows:

                                                                          JUNE 30,    DECEMBER 31,
                                                                            2003          2002
                                                                         ----------    ----------
Trade accounts.........................................................  $   24,091    $   22,458
Notes and contracts....................................................       3,548        23,494
Notes from sale of trade receivables (see Note 3)......................      29,173        83,158
Other..................................................................      14,662         8,871
                                                                         ----------    ----------
                                                                             71,474       137,981
Less allowance for doubtful accounts...................................      11,904        10,599
                                                                         ----------    ----------
Total receivables, net.................................................  $   59,570    $  127,382
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

4. INVENTORIES

      A summary of inventories is as follows:

                                       JUNE 30,    DECEMBER 31,
                                         2003          2002
                                     -----------   -----------
Raw materials......................  $    84,010    $   83,187
Finished goods.....................       32,268        29,891
                                     -----------    ----------
Total inventories..................  $   116,278    $  113,078
                                     ===========    ==========

5. INVESTMENTS

      The Company's investments are as follows:

                                                     JUNE 30,    DECEMBER 31,
                                                       2003         2002
                                                    ----------   ------------
New Feeds, LLC...................................   $    3,177    $   3,033
Agland Farmland Feed, LLC........................        2,462        2,585
Pro-Pet, LLC.....................................        2,561        2,326
Northern Country Feeds, LLC......................        1,736        1,704
LOLFF SPV, LLC...................................        1,000        1,000
CalvaAlto Liquid, LLC............................        1,302        1,302
Strauss Feeds, LLC...............................        1,242        1,041
Nutrikowi, LLC...................................          876          876
Dakotaland Feeds, LLC............................          842          744
Harmony Farms, LLC...............................           --        2,435
Other............................................        5,341        5,927
                                                    ----------    ---------
Total investments................................   $   20,539    $  22,973
                                                    ==========    =========

6. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The change in the carrying amount of goodwill for the six months ended June 30, 2003, is as follows.

Balance as of January 1, 2003.............................   $   122,486
  Amortization expense....................................          (232)
                                                             -----------
Balance as of June 30, 2003...............................   $   122,254
                                                             ===========

OTHER INTANGIBLE ASSETS

                                                                                                          JUNE 30,     DECEMBER 31,
                                                                                                            2003          2002
                                                                                                         ----------    -----------
Amortized other intangible assets
   Trademarks, less accumulated amortization of $306 and $262, respectively............................  $      576     $     621
   Patents, less accumulated amortization of $1,998 and $1,395, respectively...........................      14,375        14,978
   Agreements not to compete, less accumulated amortization of $727 and $626, respectively.............         674           775
   Other intangible assets, less accumulated amortization of $5,912 and $6,463, respectively...........       4,018         3,467
                                                                                                         ----------     ---------
Total amortized other intangible assets................................................................      19,643        19,841
Total non-amortized other intangible assets-trademarks.................................................      76,963        76,963
                                                                                                         ----------     ---------
Total other intangible assets..........................................................................  $   96,606     $  96,804
                                                                                                         ==========     =========

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

      A summary of the restructuring reserve for the six months ended June 30, 2003 is as follows:

                                              BALANCE                                BALANCE
                                           DECEMBER 31,      CHARGE TO   UTILIZED    JUNE 30,
                                               2002           EXPENSE     IN 2003      2003
                                               ----           -------     -------      ----
Termination benefits...................      $  6,396         $  615    $   (4,768)  $  2,243
                                             ========         ======    ==========   ========

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

      The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods indicated, are as follows:

                                                              SIX
                                                            MONTHS
                                                             ENDED     YEAR ENDED
                                                           JUNE 30,   DECEMBER 31,
                                                             2003         2002
                                                             ----         ----
Total assets (end of period)...........................   $   20,578    $  23,433
Net sales..............................................       24,704       53,669
Net earnings...........................................          570          626

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

                         LAND O'LAKES FARMLAND FEED LLC

                 SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS
                                  JUNE 30, 2003

                                        LAND        WHOLLY                   WHOLLY OWNED
                                       O'LAKES      OWNED                    SUBSIDIARIES
                                      FARMLAND   SUBSIDIARIES  WHOLLY OWNED    OF PURINA       NON-
                                      FEED LLC        OF       PURINA MILLS,    MILLS,       GUARANTOR
                                       PARENT      LOLFF LLC    LLC PARENT       LLC       SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                      ---------    ---------    ----------       ---       ------------  ------------  ------------
                                                                             ($ IN THOUSANDS)
                                                                       ASSETS
Current assets:
  Cash and short-term
   investments .................      $      --    $     --     $      --      $    --       $     --     $       --    $      --
  Receivables, net..............         41,374      38,162            --          702          6,515        (27,183)      59,570
  Inventories...................         95,493      15,419            --        1,018          4,348             --      116,278
  Prepaid expenses and other
   current assets...............          4,782         316         3,154           11            239             --        8,502
  Note receivable - Land
   O'Lakes, Inc.................         91,109          --            --           --             --             --       91,109
                                      ---------    --------     ---------      -------       --------     ----------    ---------
     Total current assets.......        232,758      53,897         3,154        1,731         11,102        (27,183)     275,459
Investments.....................        203,237         756            --        2,039          1,303       (186,796)      20,539
Property, plant and equipment,
  net...........................         96,015       7,156       132,077        1,071          5,402             --      241,721
Goodwill........................        118,383       3,655            --           --            216             --      122,254
Other intangibles...............         95,335         942            --           --            329             --       96,606
Other assets....................         27,240       1,427            --           --          1,606         (1,700)      28,573
                                      ---------    --------     ---------      -------       --------     ----------    ---------
     Total assets...............      $ 772,968    $ 67,833     $ 135,231      $ 4,841       $ 19,958     $ (215,679)   $ 785,152
                                      =========    ========     =========      =======       ========     ==========    =========

                                                               LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term
   obligations.                       $     725    $     --     $      --      $    --       $     --     $       --    $     725
  Accounts payable..............         79,252      28,797            --           --          5,206        (27,183)      86,072
  Accrued expenses..............         31,938       1,155            --          248          1,591             --       34,932
                                      ---------    --------     ---------      -------       --------     ----------    ---------
     Total current liabilities          111,915      29,952            --          248          6,797        (27,183)     121,729
Employee benefits and other
  liabilities...................         28,471        (392)           --          207          1,062         (1,700)      27,648
Minority interests..............          2,938          --            --           --          3,193             --        6,131
Equities:
  Contributed capital...........        515,376      17,096        87,057        9,645          7,341       (121,139)     515,376
  Retained earnings.............        114,268      21,177        48,174       (5,259)         1,565        (65,657)     114,268
                                      ---------    --------     ---------      -------       --------     ----------    ---------
     Total equities.............        629,644      38,273       135,231        4,386          8,906       (189,796)     629,644
                                      ---------    --------     ---------      -------       --------     ----------    ---------
Commitments and contingencies
Total liabilities and equities..      $ 772,968    $ 67,833     $ 135,231      $ 4,841       $ 19,958     $ (215,679)   $ 785,152
                                      =========    ========     =========      =======       ========     ==========    =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                        LAND        WHOLLY                    WHOLLY OWNED
                                      O'LAKES       OWNED                     SUBSIDIARIES
                                      FARMLAND   SUBSIDIARIES   WHOLLY OWNED    OF PURINA        NON-
                                      FEED LLC        OF        PURINA MILLS,     MILLS,      GUARANTOR
                                       PARENT      LOLFF LLC     LLC PARENT        LLC       SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                      ---------    ---------     ------------   --------     ------------  ------------ ------------
                                                                            ($ IN THOUSANDS)
Net sales............................ $ 509,056    $ 56,430       $    --       $ 14,080       $ 13,089       $   --     $ 592,655
Cost of sales........................   448,816      47,795         6,050         12,446         11,357           --       526,464
                                      ---------    --------       -------       --------       --------       ------     ---------
Gross profit.........................    60,240       8,635        (6,050)         1,634          1,732           --        66,191
Selling, general and administrative..    50,508       5,736         1,425            136            989           --        58,794
Restructuring and impairment charges.       615          --            --             --             --           --           615
                                      ---------    --------       -------       --------       --------       ------     ---------
Earnings (loss) from operations......     9,117       2,899        (7,475)         1,498            743           --         6,782
Interest (income) expense, net.......    (2,017)       (136)           --             --             11           --        (2,142)
Gain on legal settlements............        --          --        (2,134)            --             --           --        (2,134)
Gain on sale of investment...........        --          --            --           (346)            --           --          (346)
Equity in loss (earnings) of
  affiliated companies...............        62          --            --            199             --         (270)           (9)
Minority interest in earnings of
  subsidiaries.......................       374          --            --             --            185           --           559
                                      ---------    --------       -------       --------       --------       ------     ---------
Earnings (loss) before income taxes..    10,698       3,035        (5,341)         1,645            547          270        10,854
Income tax expense...................        --          --            --             --            156           --           156
                                      ---------    --------       -------       --------       --------       ------     ---------
Net earnings (loss).................. $  10,698    $  3,035       $(5,341)      $  1,645       $    391       $  270     $  10,698
                                      =========    ========       =======       ========       ========       ======     =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                         LAND       WHOLLY                    WHOLLY OWNED
                                        O'LAKES      OWNED                    SUBSIDIARIES
                                       FARMLAND  SUBSIDIARIES   WHOLLY OWNED   OF PURINA         NON-
                                       FEED LLC       OF        PURINA MILLS,    MILLS,       GUARANTOR
                                        PARENT     LOLFF LLC     LLC PARENT       LLC        SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                      ----------   ----------    ----------     --------     ------------ ------------ ------------
                                                                   ($ IN THOUSANDS)
Net sales...........................  $1,052,239   $ 90,617       $     --      $ 26,195       $ 24,704     $     --    $1,193,755
Cost of sales.......................     919,975     79,122         12,115        22,569         21,529           --     1,055,310
                                      ----------   --------       --------      --------       --------     --------    ----------
Gross profit........................     132,264     11,495        (12,115)        3,626          3,175           --       138,445
Selling, general and administrative.     106,422      7,376          1,576           176          1,888           --       117,438
Restructuring and impairment
  charges...........................         707         --             --            --             --           --           707
                                      ----------   --------       --------      --------       --------     --------    ----------
Earnings (loss) from operations.....      25,135      4,119        (13,691)        3,450          1,287           --        20,300
Interest (income) expense, net......      (3,280)        --             --            --             31           --        (3,249)
Gain on legal settlements...........          --         --         (3,002)           --             --           --        (3,002)
Gain on sale of investment..........          --         --             --          (846)            --           --          (846)
Equity in loss (earnings) of
  affiliated companies..............       1,148         --             --           269             --       (1,973)         (556)
Minority interest in earnings of
  subsidiaries......................         371         --             --            --            368           --           739
                                      ----------   --------       --------      --------       --------     --------    ----------
Earnings (loss) before income taxes.      26,896      4,119        (10,689)        4,027            888        1,973        27,214
Income tax expense..................          --         --             --            --            318           --           318
                                      ----------   --------       --------      --------       --------     --------    ----------
Net earnings (loss).................  $   26,896   $  4,119       $(10,689)     $  4,027       $    570     $  1,973    $   26,896
                                      ==========   ========       ========      ========       ========     ========    ==========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                         LAND           WHOLLY                     WHOLLY OWNED
                                                       O'LAKES          OWNED                      SUBSIDIARIES
                                                       FARMLAND     SUBSIDIARIES  WHOLLY OWNED      OF PURINA
                                                       FEED LLC          OF       PURINA MILLS,       MILLS,
                                                        PARENT        LOLFF LLC    LLC PARENT          LLC
                                                        ------        ---------    ----------          ---
                                                                            ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)..............................   $  26,896       $  4,119      $(10,689)        $ 4,027
   Adjustments to reconcile net earnings (loss)
    to net cash provided (used) by operating
    activities:
   Depreciation and amortization...................       6,970            778        12,115              18
   Bad debt expense................................       1,139             --            --              --
   Receivable from legal settlement................       6,000             --            --              --
   Decrease (increase) in other assets.............         474              6            --              --
    (Decrease) increase in other liabilities.......      (6,836)          (185)           --              --
   Restructuring and impairment charges............         707             --            --              --
   Equity in loss (earnings) of affiliated
    companies......................................       1,148             --            --             269
   Minority interest...............................         371             --            --              --
   Gain on sale of investment......................          --             --            --            (846)
  Changes in current assets and liabilities, net
   of acquisitions and divestitures:
   Receivables.....................................     208,947        (15,778)           --             665
   Inventories.....................................      (2,912)           338            --             916
   Other current assets............................       2,197              6            --             (11)
   Accounts payable................................    (149,866)         5,352            --            (633)
   Accrued expenses................................     (13,785)        (1,800)           --            (448)
                                                      ---------       --------      --------         -------
  Net cash provided (used) by operating
   activities......................................      81,450         (7,164)        1,426           3,957
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.......      (9,143)          (114)           --              --
  Proceeds from sale of investments................       3,000             --            --              --
  Proceeds from sale of property, plant and
   equipment.......................................          87             --         1,141              --
  Other............................................         965             --         1,575              --
                                                      ---------       --------      --------         -------
  Net cash (used) provided by investing
   activities......................................      (5,091)          (114)        2,716              --
  CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in short-term debt..........      (1,378)            --            --              --
  Proceeds from note receivable from Land
   O'Lakes, Inc....................................     239,934             --            --              --
  Payments on note payable to Land O'Lakes, Inc....    (299,522)            --            --              --
  Distributions from Purina Mills, LLC.............          --             --       (10,726)         (4,027)
                                                      ---------       --------      --------         -------
  Net cash (used) provided by financing
   activities......................................     (60,966)            --            --              --
                                                      ---------       --------      --------         -------
  Net increase (decrease) in cash and short-term
   investments.....................................      15,393         (7,278)       (6,584)            (70)
  Cash and short-term investments at beginning of
   period..........................................     (15,393)         7,278         6,584              70
                                                      ---------       --------      --------         -------
Cash and short-term investments at end of period...   $      --       $     --      $     --         $    --
                                                      =========       ========      ========         =======

                                                          NON-
                                                        GUARANTOR
                                                      SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                      ------------   ------------  ------------
                                                                   ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)..............................      $   570       $   1,973     $  26,896
   Adjustments to reconcile net earnings (loss)
    to net cash provided
    (used) by operating activities:
   Depreciation and amortization...................          270              --        20,151
   Bad debt expense................................           --              --         1,139
   Receivable from legal settlement................           --              --         6,000
   Decrease (increase) in other assets.............          709          (1,000)          189
    (Decrease) increase in other liabilities.......          474           4,451        (2,096)
   Restructuring and impairment charges............           --              --           707
   Equity in loss (earnings) of affiliated
    companies......................................           --          (1,973)         (556)
   Minority interest...............................          368              --           739
   Gain on sale of investment......................           --              --          (846)
  Changes in current assets and liabilities, net
   of acquisitions and
   divestitures:
  Receivables......................................          (80)       (127,070)       66,684
   Inventories.....................................          237              --        (1,421)
   Other current assets............................          (29)             --         2,163
   Accounts payable................................        1,550         106,525       (37,072)
   Accrued expenses................................       (1,182)             --       (17,215)
                                                         -------       ---------     ---------
  Net cash provided (used) by operating
   activities......................................        2,887         (17,094)       65,462
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.......         (434)             --        (9,691)
  Proceeds from sale of investments................           --              --         3,000
  Proceeds from sale of property, plant and
   equipment.......................................           99              --         1,327
  Other............................................           --              --         2,540
                                                         -------       ---------     ---------
  Net cash (used) provided by investing
   activities......................................         (335)             --        (2,824)
  CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in short-term debt..........       (2,341)          2,341        (1,378)
  Proceeds from note receivable from Land
   O'Lakes, Inc....................................           --              --       239,934
  Payments on note payable to Land O'Lakes, Inc....       (2,028)             --      (301,550)
  Distributions from Purina Mills, LLC.............           --          14,753            --
                                                         -------       ---------     ---------
  Net cash (used) provided by financing
   activities......................................       (4,369)         17,094       (62,994)
                                                         -------       ---------     ---------
  Net increase (decrease) in cash and short-term
   investments.....................................       (1,817)             --          (356)
  Cash and short-term investments at beginning of
   period..........................................        1,817              --           356
                                                         -------       ---------     ---------
Cash and short-term investments at end of period...      $    --       $      --     $      --
                                                         =======       =========     =========

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                               LAND         WHOLLY                       WHOLLY OWNED
                                              O'LAKES        OWNED                       SUBSIDIARIES
                                             FARMLAND    SUBSIDIARIES    WHOLLY OWNED     OF PURINA
                                             FEED LLC         OF         PURINA MILLS,      MILLS,
                                              PARENT       LOLFF LLC      LLC PARENT         LLC
                                              ------       ---------      ----------         ---
                                                                   ($ IN THOUSANDS)
                                                 ASSETS

Current assets:
  Cash and short-term investments.........   $ (15,393)    $  7,278      $      6,550    $        70
  Receivables, net........................     173,416       20,156            22,509          1,367
  Receivable from legal settlement........          --           --             6,000             --
  Inventories.............................      45,693       15,757            45,109          1,934
  Prepaid expenses and other current
   assets.................................       3,224          322             4,079             --
  Note receivable -- Land O'Lakes, Inc....      29,493           --            57,759             --
                                             ---------     --------      ------------    -----------
    Total current assets..................     236,467       43,513           142,006          3,371
  Investments.............................     473,350          258                --          5,491
  Property, plant and equipment, net......      83,735        7,530           154,023          1,114
  Goodwill................................      12,815        3,656           105,202             --
  Other intangibles.......................          84        2,639            93,984             --
  Other assets............................       7,959           --            21,553             --
                                             ---------     --------      ------------    -----------
    Total assets..........................   $ 814,410     $ 57,596      $    516,768    $     9,976
                                             =========     ========      ============    ===========

                                      LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations........   $   2,000     $     --      $         --    $        --
  Accounts payable........................     190,263       22,803            47,656          5,302
  Accrued expenses........................      17,888        2,955            23,822            696
                                             ---------     --------      ------------    -----------
  Total current liabilities...............     210,151       25,758            71,478          5,998
  Notes payable-- Land O'Lakes,
   Inc.-noncurrent........................          --        2,700                --             --
  Employee benefits and other
   liabilities............................       1,482           --            28,411             --
  Minority interests......................          --           --                29             --
  Equities:
  Contributed capital.....................     515,376       16,272           358,017          8,882
  Retained earnings (accumulated
   deficit)...............................      87,372       12,866            58,862         (4,904)
                                             ---------     --------      ------------    -----------
  Total equities..........................     602,748       29,138           416,879          3,978
                                             ---------     --------      ------------    -----------
  Commitments and contingencies
  Total liabilities and equities..........   $ 814,410     $ 57,596      $    516,768    $     9,976
                                             =========     ========      ============    ===========
                                                 NON-
                                               GUARANTOR
                                             SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             ------------    ------------    ------------
                                                            ($ IN THOUSANDS)
                                          ASSETS

Current assets:
  Cash and short-term investments.........     $  1,817       $       --      $     356
  Receivables, net........................        6,428          (96,494)       127,382
  Receivable from legal settlement........           --               --          6,000
  Inventories.............................        4,585               --        113,078
  Prepaid expenses and other current
   assets.................................          210               --          7,835
  Note receivable -- Land O'Lakes, Inc....           --          (57,759)        29,493
                                               --------       ----------      ---------
    Total current assets..................       13,040         (154,253)       284,144
  Investments.............................        2,196         (458,322)        22,973
  Property, plant and equipment, net......        5,337               --        251,739
  Goodwill................................          813               --        122,486
  Other intangibles.......................           97               --         96,804
  Other assets............................        1,950           (2,700)        28,762
                                               --------       ----------      ---------
    Total assets..........................     $ 23,433       $ (615,275)     $ 806,908
                                               ========       ==========      =========

                                LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations........     $  2,341       $   (2,341)     $   2,000
  Accounts payable........................        3,656         (148,461)       121,219
  Accrued expenses........................        2,773               --         48,134
                                               --------       ----------      ---------
  Total current liabilities...............        8,770         (150,802)       171,353
  Notes payable-- Land O'Lakes,
   Inc.-noncurrent........................           --           (2,700)            --
  Employee benefits and other liabilities.        3,405           (3,451)        29,847
  Minority interests......................        2,931               --          2,960
  Equities:
  Contributed capital.....................        7,420         (390,980)       515,376
  Retained earnings (accumulated deficit).          907          (67,731)        87,372
                                               --------       ----------      ---------
  Total equities..........................        8,327         (458,322)       602,748
                                               --------       ----------      ---------
  Commitments and contingencies
  Total liabilities and equities..........     $ 23,433       $ (615,275)     $ 806,908
                                               ========       ==========      =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                         LAND        WHOLLY                   WHOLLY OWNED
                                        O'LAKES       OWNED                   SUBSIDIARIES
                                       FARMLAND   SUBSIDIARIES  WHOLLY OWNED    OF PURINA        NON-
                                       FEED LLC        OF       PURINA MILLS,    MILLS,        GUARANTOR
                                        PARENT      LOLFF LLC    LLC PARENT       LLC        SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                        ------      ---------    ----------       ---        ------------  ------------ ------------
                                                                            ($ IN THOUSANDS)
Net sales............................  $ 321,348    $ 49,583     $ 192,723      $ 6,813        $ 13,825      $     --    $ 584,292
Cost of sales........................    293,063      44,855       158,819        5,039          12,180            --      513,956
                                       ---------    --------     ---------      -------        --------      --------    ---------
Gross profit.........................     28,285       4,728        33,904        1,774           1,645            --       70,336
Selling, general and administrative..     27,470       3,084        26,341        3,168           1,092            --       61,155
Restructuring and impairment charges.      1,041          --            --           --              --            --        1,041
                                       ---------    --------     ---------      -------        --------      --------    ---------
(Loss) earnings from operations......       (226)      1,644         7,563       (1,394)            553            --        8,140
Interest (income) expense, net.......       (496)        129          (274)          (5)             28            --         (618)
Equity in (earnings) loss of
  affiliated companies...............     (7,962)       (106)           22          394              --         7,592          (60)
Minority interest in (loss)
  earnings of subsidiaries...........       (133)        206            49           --             154            --          276
                                       ---------    --------     ---------      -------        --------      --------    ---------
Earnings (loss) before income taxes..      8,365       1,415         7,766       (1,783)            371        (7,592)       8,542
Income tax expense...................         --          --            --           --             177            --          177
                                       ---------    --------     ---------      -------        --------      --------    ---------
Net earnings (loss)..................  $   8,365    $  1,415     $   7,766      $(1,783)       $    194      $ (7,592)   $   8,365
                                       =========    ========     =========      =======        ========      ========    =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                          LAND       WHOLLY                   WHOLLY OWNED
                                         O'LAKES      OWNED                   SUBSIDIARIES
                                        FARMLAND  SUBSIDIARIES WHOLLY OWNED     OF PURINA        NON-
                                        FEED LLC       OF      PURINA MILLS,     MILLS,        GUARANTOR
                                         PARENT     LOLFF LLC   LLC PARENT         LLC       SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                         ------     ---------   ----------         ---       ------------  ------------ ------------
                                                                            ($ IN THOUSANDS)
Net sales............................   $ 666,356   $ 88,328    $ 399,831       $ 13,942       $ 27,295      $     --    $1,195,752
Cost of sales........................     606,899     79,732      330,952         10,368         24,637            --     1,052,588
                                        ---------   --------    ---------       --------       --------      --------    ----------
Gross profit.........................      59,457      8,596       68,879          3,574          2,658            --       143,164
Selling, general and administrative..      55,846      5,504       52,060          5,083          2,337            --       120,830
Restructuring and impairment charges.       4,476         --           --             --             --            --         4,476
                                        ---------   --------    ---------       --------       --------      --------    ----------
(Loss) earnings from operations......        (865)     3,092       16,819         (1,509)           321            --        17,858
Interest (income) expense, net.......      (1,100)       241         (575)            (5)            95            --        (1,344)
Gain on sale of intangible...........      (4,184)        --           --             --             --            --        (4,184)
Equity in (earnings) loss of
  affiliated companies...............     (18,438)        --          (57)           634             --        17,598          (263)
Minority interest in earnings of
  subsidiaries.......................          --        206          102             --            178            --           486
                                        ---------   --------    ---------       --------       --------      --------    ----------
Earnings (loss) before income taxes..      22,857      2,645       17,349         (2,138)            48       (17,598)       23,163
Income tax expense...................          --         --           --             --            306            --           306
                                        ---------   --------    ---------       --------       --------      --------    ----------
Net earnings (loss)..................   $  22,857   $  2,645    $  17,349       $ (2,138)      $   (258)     $(17,598)   $   22,857
                                        =========   ========    =========       ========       ========      ========    ==========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                          LAND        WHOLLY                    WHOLLY OWNED
                                         O'LAKES       OWNED                    SUBSIDIARIES
                                        FARMLAND   SUBSIDIARIES  WHOLLY OWNED     OF PURINA       NON-
                                        FEED LLC        OF       PURINA MILLS,     MILLS,       GUARANTOR
                                         PARENT      LOLFF LLC    LLC PARENT         LLC      SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                         ------      ---------    ----------         ---      ------------ ------------ ------------
                                                                              ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)................   $  22,857    $  2,645      $ 17,349       $(2,138)      $   (258)    $(17,598)   $  22,857
  Adjustments to reconcile net
   earnings (loss) to net cash
   provided (used) by operating
   activities:
   Depreciation and amortization ....       7,331         430        15,756           174            386           --       24,077
   Bad debt expense..................       1,850          --            --            --             --           --        1,850
   Decrease (increase) in other
    assets...........................      25,218       2,787        (3,849)          583            437      (30,923)      (5,747)
   (Decrease) increase in other
    liabilities......................        (213)     (3,344)          970            --            142           --       (2,445)
   Restructuring and impairment
    charges..........................       4,476          --            --            --             --           --        4,476
   Equity in (earnings) loss of
    affiliated companies.............     (18,438)         --           (57)          634             --       17,598         (263)
   Minority interests................          --         206           102            --            178           --          486
  Changes in current assets and
   liabilities, net of acquisitions
   and divestitures:
   Receivables.......................      (8,535)     (6,032)        7,587           202         (2,308)      28,530       19,444
   Inventories.......................      (2,315)      1,867         1,980           328          1,807           --        3,667
   Other current assets..............          (2)       (183)        1,167            (4)            16           --          994
   Accounts payable..................      22,773      (2,077)       (8,046)          (83)        (2,708)     (36,083)     (26,224)
   Accrued expenses..................      (4,772)        199        (1,911)          230             98           --       (6,156)
                                        ---------    --------      --------       -------       --------     --------    ---------
  Net cash provided (used) by
   operating activities..............      50,230      (3,502)       31,048           (74)        (2,210)     (38,476)      37,016
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and
  equipment..........................      (3,369)       (331)       (4,592)         (143)           (87)          --       (8,522)
 Proceeds from sale of investments...         681          --           375            --             --           --        1,056
 Proceeds from sale of property,
  plant and equipment................       5,585          --            --            --             --           --        5,585
                                        ---------    --------      --------       -------       --------     --------    ---------
 Net cash provided (used) by
  investing activities...............       2,897        (331)       (4,217)         (143)           (87)          --       (1,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
 (Decrease) increase in short-term
  debt...............................      (8,962)      6,031            --            --          1,431           --       (1,500)
 Proceeds from note receivable from
  Land O'Lakes, Inc..................     189,270          --            --            --             --       38,476      228,196
 Payments on note payable to Land
  O'Lakes, Inc.......................    (226,374)     (1,610)      (35,111)           --         (1,755)          --     (264,850)
                                        ---------    --------      --------       -------       --------     --------    ---------
 Net cash (used) provided by
  financing activities...............     (45,616)      4,421       (35,111)           --           (324)      38,476      (38,154)
                                        ---------    --------      --------       -------       --------     --------    ---------
 Net increase (decrease) in cash.....       7,511         588        (8,280)         (217)        (2,621)          --       (3,019)
Cash and short-term investments at
  beginning of period................     (19,774)      4,377        14,156           214          4,046           --        3,019
                                        ---------    --------      --------       -------       --------     --------    ---------
Cash and short-term investments at
  end of period......................   $ (12,263)   $  4,965      $  5,876       $    (3)      $  1,425     $     --    $      --
                                        =========    ========      ========       =======       ========     ========    =========

                                PURINA MILLS, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,     DECEMBER 31,
                                                                            2003           2002
                                                                        -----------     ----------
                                                                            ($ IN THOUSANDS)
                                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash and short-term investments...................................    $       205     $    6,654
  Receivables, net..................................................            828         23,990
  Receivable from legal settlement..................................             --          6,000
  Inventories.......................................................          1,418         47,620
  Prepaid expenses and other current assets.........................          3,188          4,079
  Note receivable from Land O'Lakes Farmland Feed LLC...............             --         57,759
                                                                        -----------     ----------
      Total current assets..........................................          5,639        146,102
Investments.........................................................          2,040          5,491
Property, plant and equipment, net..................................        134,398        156,291
Goodwill............................................................             60        105,202
Other intangibles...................................................             --         94,044
Other assets........................................................             --         21,547
                                                                        -----------     ----------
      Total assets..................................................    $   142,137     $  528,677
                                                                        ===========     ==========
LIABILITIES AND EQUITIES
Current liabilities:
  Accounts payable..................................................             17         53,308
  Accrued expenses..................................................            942         24,995
                                                                        -----------     ----------
      Total current liabilities.....................................            959         78,303
Employee benefits and other liabilities.............................          1,187         29,493
Minority interests..................................................             21             29
Equities:
  Contributed capital...............................................         93,045        367,288
  Retained earnings.................................................         46,925         53,564
                                                                        -----------     ----------
      Total equities................................................        139,970        420,852
                                                                        -----------     ----------
Commitments and contingencies
Total liabilities and equities......................................    $   142,137     $  528,677
                                                                        ===========     ==========

          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE THREE MON THS ENDED              FOR THE SIX MONTHS ENDED
                                                            ---------------------------              ------------------------
                                                                      JUNE 30                                JUNE 30
                                                                      -------                                -------
                                                              2003               2002                2003                2002
                                                           ---------          ----------          ----------          ----------
                                                                                     ($ IN THOUSANDS)
                                                                                       (UNAUDITED)
Net sales...........................................       $  15,685          $  199,919          $   28,313          $  414,782
Cost of sales.......................................          19,965             164,079              36,615             342,073
                                                           ---------          ----------          ----------          ----------
Gross profit (loss).................................          (4,280)             35,840              (8,302)             72,709
Selling, general and administrative.................           1,692              29,741               1,908              57,554
                                                           ---------          ----------          ----------          ----------
(Loss) earnings from operations.....................          (5,972)              6,099             (10,210)             15,155
Interest (income) expense, net......................              --                (276)                  3                (564)
Gain on legal settlements...........................          (2,134)                 --              (3,002)                 --
Gain on sale of investment..........................            (346)                 --                (846)                 --
Equity in loss of affiliated companies..............             279                 416                 282                 577
Minority interest in earnings (loss) of
 subsidiaries.......................................              --                   2                  (8)                 69
                                                           ---------          ----------          ----------          ----------
Net (loss) earnings.................................       $  (3,771)         $    5,957          $   (6,639)         $   15,073
                                                           =========          ==========          ==========          ==========

          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE SIX MONTHS ENDED
                                                                  --------------------------
                                                                           JUNE 30,
                                                                     2003             2002
                                                                  ---------        ---------
                                                                      ($ IN THOUSANDS)
                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings.......................................      $  (6,639)       $  15,073
  Adjustments to reconcile net (loss) earnings to net cash
   provided by operating activities:
   Depreciation and amortization............................         12,133           15,930
   Increase in other assets.................................             --           (3,266)
   (Decrease) increase in other liabilities.................           (463)             970
   Equity in loss of affiliated companies...................            282              577
   Minority interest........................................             (8)              69
   Gain on sale of investment...............................           (846)              --
   Loss on sale of property, plant and equipment............          1,391               --
   Other....................................................            334               --
  Changes in current assets and liabilities, net of
   acquisitions and divestitures:
   Receivables..............................................            521            7,904
   Inventories..............................................          1,086            2,308
   Other current assets.....................................            929            1,163
   Accounts payable.........................................           (618)          (8,129)
   Accrued expenses.........................................           (930)          (1,681)
                                                                  ---------        ---------
  Net cash provided by operating activities.................          7,172           30,918
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................             --           (4,735)
  Payments for investments..................................             --              (22)
  Dividends from affiliated companies.......................            375               --
  Proceeds from sale of investments.........................          3,000              397
  Proceeds from sale of property, plant and equipment.......          1,141               --
                                                                  ---------        ---------
   Net cash provided (used) by investing activities.........          4,516           (4,360)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable to Land O'Lakes Farmland
   Feed LLC.................................................             --          (35,111)
  Cash distribution to parent...............................        (18,137)              --
  Other.....................................................             --               56
                                                                  ---------        ---------
  Net cash used by financing activities.....................        (18,137)         (35,055)
                                                                  ---------        ---------
  Net decrease in cash and short-term investments...........         (6,449)          (8,497)
Cash and short-term investments at beginning of period......          6,654           14,370
                                                                  ---------        ---------
Cash and short-term investments at end of period............      $     205        $   5,873
                                                                  =========        =========

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
                                                               ==========

5. RECEIVABLES

      A summary of receivables is as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                                ----         ----
Trade receivables..........................................    $  192      $     345
Notes from sale of trade receivables (see  Note 6).........        --         26,717
Other......................................................       661          3,002
                                                               ------      ---------
                                                                  853         30,064
Less allowance for doubtful accounts.......................        25          6,074
                                                               ------      ---------
Total receivables, net.....................................    $  828      $  23,990
                                                               ======      =========

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

7. INVENTORIES

      A summary of inventories is as follows:

                                                   JUNE 30,    DECEMBER 31,
                                                     2003         2002
                                                     ----         ----
Raw materials...................................   $    674     $  33,207
Finished goods..................................        744        14,413
                                                   --------     ---------
Total inventories...............................   $  1,418     $  47,620
                                                   ========     =========

8. INVESTMENTS

      The Company's investments are as follows:

                                                      JUNE 30,   DECEMBER 31,
                                                        2003         2002
                                                        ----         ----
 Y-Not, LLC........................................   $    655     $    579
 Eastern Block, Inc................................        516          524
 Eastgate Feed and Grain, LLC......................        333          296
 Harmony Farms, LLC................................         --        2,435
 ESSV, LLC.........................................         --          893
 Other.............................................        536          764
                                                      --------     --------
Total investments..................................   $  2,040     $  5,491
                                                      ========     ========

During the six months ended June 30, 2003, the Company sold its interest in Harmony Farms, LLC and ESSV, LLC for $3.0 million in cash and recorded a $0.8 million gain on the sale. On January 1, 2003 certain other investments were distributed to the Company's parent, Land O'Lakes Farmland Feed.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:

Balance as of January 1, 2003.........................   $    105,202
Distribution to parent company........................       (105,142)
                                                         ------------
Balance as of June 30, 2003...........................   $         60
                                                         ============

      On January 1, 2003, goodwill for the Company was distributed to the parent company, Land O'Lakes Farmland Feed.

OTHER INTANGIBLE ASSETS A summary of other intangible assets is as follows:

                                                                                             JUNE 30,   DECEMBER 31,
                                                                                               2003         2002
                                                                                               ----         ----
Amortized other intangible assets:
  Patents, less accumulated amortization of $0 and $1,395, respectively...................     $ --       $  14,978
  Other intangible assets, less accumulated amortization of $0 and $670, respectively.....       --           2,103
                                                                                               ----       ---------
Total amortized other intangible assets...................................................       --          17,081
Total non-amortized other intangible assets-trademarks....................................       --          76,963
                                                                                               ----       ---------
Total other intangible assets.............................................................     $ --       $  94,044
                                                                                               ====       =========

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

      The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods indicated, are as follows:

                                                                SIX
                                                            MONTHS ENDED      YEAR ENDED
                                                              JUNE 30,       DECEMBER 31,
                                                                2003             2002
                                                              --------         --------
Total assets..........................................        $  1,929         $  1,933
Net sales.............................................           2,118            1,859
Net loss..............................................             (20)            (625)

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

                                                               JUNE 30,
                                                           -----------------
                                                           2003         2002
                                                           ----         ----
                                                            (IN MILLIONS)
AGRILIANCE:
  Investment..........................................  $   135.6    $   123.2
  Equity in earnings..................................       44.0         39.1
CF INDUSTRIES:
  Investment..........................................  $   249.5    $   249.5
  Patronage income....................................         --           --

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

      Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. For the six months ended June 30, 2003, our raw milk input cost was $728.4 million, or 59.0% of the cost of sales for our Dairy Foods segment. Cream, butter and bulk cheese are also significant dairy foods commodity inputs. Cost of sales for these inputs was $86.4 million for cream, $36.9 million for butter and $110.5 million for bulk cheese for the six months ended June 30, 2003. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

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

RESULTS OF OPERATIONS

                                                                                RESTATED
                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                ----------------------------------------
                                                                       2003                 2002
                                                                ------------------    ------------------
                                                                              % OF                 % OF
                                                                 $ AMOUNT     TOTAL    $ AMOUNT    TOTAL
                                                                 --------     -----    --------    -----
                                                                         (DOLLARS IN MILLIONS)
NET SALES
Dairy foods.................................................    $    669.8    47.8    $    710.3   50.0
Animal feed.................................................         593.7    42.3         587.2   41.4
Crop seed...................................................         111.1     8.0          97.2    6.8
Swine.......................................................          22.5     1.6          21.8    1.5
Agronomy....................................................            --      --            --     --
Other.......................................................           3.5     0.3           3.3    0.3
                                                                ----------            ----------
  Total net sales...........................................    $  1,400.6            $  1,419.8
                                                                ==========            ==========

                                                                          %OF                %OF
                                                                          NET                NET
                                                             $ AMOUNT    SALES   $ AMOUNT   SALES
                                                             --------    -----   --------   -----
COST OF SALES
Dairy foods.............................................    $    630.3   94.1  $    673.3     94.8
Animal feed.............................................         526.6   88.7       516.9     88.0
Crop seed...............................................          95.4   85.9        83.1     85.5
Swine...................................................          21.0   93.3        22.1    101.4
Agronomy................................................            --     --          --       --
Other...................................................           2.0   57.1         1.8     54.5
                                                            ----------   ----  ----------   ------
  Total cost of sales...................................       1,275.3   91.1     1,297.2     91.4
Selling, general and administration.....................         110.3    7.9       124.2      8.7
Restructuring and impairment charges....................           1.8    0.1         3.8      0.3
                                                            ----------   ----  ----------   ------
Earnings (loss) from operations.........................          13.3    0.9        (5.5)     0.3
Interest expense, net...................................          16.9    1.2        17.4      1.2
Gain on legal settlements...............................         (10.3)   0.7       (32.7)     2.3
Gain on sale of investment..............................          (0.3)   0.0          --       --
Gain on sale of intangible..............................          (0.6)   0.0          --       --
Loss (gain) on divestiture of businesses................           0.7    0.1        (1.2)     0.1
Equity in earnings of affiliated companies..............         (51.4)   3.7       (44.2)     3.1
Minority interest in earnings (loss) of subsidiaries....           1.4    0.1        (1.0)     0.1
                                                            ----------   ----  ----------   ------
Earnings before income taxes............................          56.9    4.0        56.2      4.1
Income tax expense......................................          11.9    0.8         8.8      0.7
                                                            ----------   ----  ----------   ------
Net earnings............................................    $     44.9    3.2  $     47.4      3.4
                                                            ==========   ====  ==========   ======

                                                                          RESTATED
                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                           ---------------------------------------
                                                                  2003                 2002
                                                           -----------------    ------------------
                                                                        % OF                 % OF
                                                            $ AMOUNT    TOTAL    $ AMOUNT    TOTAL
                                                            --------    -----    --------    -----
                                                                    (DOLLARS IN MILLIONS)
NET SALES
Dairy foods.............................................   $  1,302.4   45.7    $  1,439.3   48.8
Animal feed.............................................      1,196.2   41.9       1,205.7   40.8
Crop seed...............................................        303.0   10.6         252.9    8.6
Swine...................................................         43.7    1.5          45.7    1.5
Agronomy................................................           --     --            --     --
Other...................................................          6.3    0.3           6.3    0.3
                                                           ----------           ----------
  Total net sales.......................................   $  2,851.6           $  2,949.9
                                                           ==========           ==========

                                                                        % OF                  % OF
                                                                         NET                   NET
                                                            $ AMOUNT    SALES    $ AMOUNT     SALES
                                                            --------    -----    --------     -----
COST OF SALES
Dairy foods.............................................   $  1,235.0   94.8    $  1,358.6    94.4
Animal feed.............................................      1,056.6   88.3       1,061.4    88.0
Crop seed...............................................        262.3   86.6         213.7    84.5
Swine...................................................         43.3   99.1          43.6    95.4
Agronomy................................................           --     --            --      --
Other...................................................          3.5   55.6           3.4    54.0
                                                           ----------   ----    ----------    ----
  Total cost of sales...................................      2,600.7   91.2       2,680.7    90.9
Selling, general and administration.....................        230.2    8.1         251.7     8.5
Restructuring and impairment charges....................          2.9    0.1           7.3     0.2
                                                           ----------   ----    ----------    ----
Earnings from operations................................         17.8    0.6          10.2     0.3
Interest expense, net...................................         34.3    1.2          34.9     1.2
Gain on legal settlements...............................        (19.2)   0.7         (32.7)    1.1
Gain on sale of investment..............................         (0.8)   0.0            --      --
Gain on sale of intangibles.............................         (0.6)   0.0          (4.2)    0.1
Loss (gain) on divestiture of businesses................          0.7    0.0          (1.2)    0.0
Equity in earnings of affiliated companies..............        (50.4)   1.8         (34.4)    1.2
Minority interest in earnings (loss) of subsidiaries....          2.9    0.1          (0.1)    0.0
                                                           ----------   ----    ----------    ----
Earnings before income taxes............................         50.9    1.8          47.8     1.6
Income tax expense......................................          6.3    0.2           2.1     0.1
                                                           ----------   ----    ----------    ----
Net earnings............................................   $     44.6    1.6    $     45.7     1.6
                                                           ==========   ====    ==========    ====

THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

NET SALES

      Net sales for the three months ended June 30, 2003 decreased $19.2 million, or 1.4%, to $1,400.6 million, compared to net sales of $1,419.8 million for the three months ended June 30, 2002. Improved volumes in dairy foods were more than offset by lower commodity prices and reduced volumes on livestock feeds, particularly dairy and swine feeds.

      Dairy Foods. Net sales for the three months ended June 30, 2003 decreased $40.5 million, or 5.7%, to $669.8 million, compared to net sales of $710.3 million for the three months ended June 30, 2002. For the three months ended June 30, 2003, average commodity prices for butter decreased by less than $0.01 per pound, while average commodity prices for cheese decreased $0.06 per pound compared to the same period in 2002. The impact of these market price changes decreased net sales of butter by $4.5 million and decreased net sales of cheese by $6.0 million. Retail and foodservice butter volumes increased 8.2 million pounds representing an increase in net sales of $14.2 million from the same period last year. Private label butter volumes increased 0.9 million pounds representing an increase in net sales of $4.7 million over the prior period. Butter volume increases are primarily the result of the timing of the Easter holiday season which was in the first quarter in 2002 and in the second quarter in 2003. Bulk cheese sales decreased $0.4 million for the three month period ended June 30, 2003, compared to the three months ended June 30, 2002. Retail cheese volumes decreased 2.3 million pounds compared to the same period last year due to intense competitive activities. This resulted in a decrease in sales of $4.3 million. Deli cheese volumes decreased 2.5 million pounds from the prior period, which resulted in a decrease in sales of $4.3 million. Foodservice cheese sales increased 3.1 million pounds which resulted in an increase in sales of $5.0 million over the prior period. Sales in 2003 under our wholesale milk marketing program decreased $34.5 million, or 16.3%, to $177.4 million, compared to $211.9 million for the three months ended June 30, 2002. Volume changes in other product categories accounted for the remaining sales decrease of $10.4 million.

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

COST OF SALES

      Cost of sales for the three months ended June 30, 2003 decreased $21.9 million, or 1.7%, to $1,275.3 million, compared to cost of sales of $1,297.2 million for the three months ended June 30, 2002. Cost of sales as a percent of net sales decreased 0.3 percentage points to 91.1% for the three months ended June 30, 2003, compared to 91.4% for the three months ended June 30, 2002. This decrease was driven primarily by ongoing cost control efforts and improvement in milk input pricing, partially offset by continued competitive pressures on commodity product prices. For the three months ended June 30, 2003, patronage income from other cooperatives that was directly attributable to product purchases amounted to $1.0 million, compared to $2.2 million for the three months ended June 30, 2002. Our cost of sales was reduced by these amounts.

      Dairy Foods. Cost of sales for the three months ended June 30, 2003 decreased $43.0 million, or 6.4%, to $630.3 million, compared to cost of sales of $673.3 million for the three months ended June 30, 2002. For the three months ended June 30, 2003, average butter market prices decreased less than $0.01 per pound, while average cheese market prices decreased $0.06 per pound compared to the same period in 2002. The impact of these market price changes decreased cost of sales of butter by $8.5 million and decreased cost of sales of cheese by $5.7 million. Increased volumes of both branded butter and private label butter increased cost of sales by $11.6 million and $4.4 million, respectively. Reduced sales of bulk cheese resulted in decreased cost of sales of $4.8 million. Reduced volumes of retail cheese and deli cheese resulted in decreased cost of sales of $3.6 million and $3.5 million, respectively. Offsetting these decreases in cheese volumes was an increase in the volume for foodservice cheese. The increase in cost of sales for foodservice cheese was $4.5 million. Lower milk input costs in the Upper Midwest and East resulted in decreased cost of sales of $4.7 million. Cost of sales for the three months ended June 30, 2003 under our wholesale milk marketing program decreased $35.5 million, or 16.6%, to $178.7 million, compared to $214.2 million in the same period in 2002. Increased energy costs in 2003 increased cost of sales by $0.7 million, as compared to 2002. Cost of sales for the CPI facility increased $0.3 million. CPI began producing products in May of 2002. Volume changes in other categories increased cost of sales by $3.8 million. Cost of sales as a percent of net sales decreased 0.7 percentage points from 94.8% for the three months ended June 30, 2002 to 94.1% for the three months ended June 30, 2003, primarily due to decreased commodity input prices for butter and cheese.

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

INCOME TAXES

      We recorded income tax expense of $11.9 million for the three months ended June 30, 2003, compared to income tax expense of $8.8 million for the three months ended June 30, 2002. The income tax expense resulted from member and non-member earnings and from the gain on legal settlements.

NET EARNINGS

      Net earnings decreased $2.5 million to $44.9 million for the three months ended June 30, 2003, compared to net earnings of $47.4 million for the three months ended June 30, 2002. The decrease in net earnings resulted primarily from reduced margins in our Animal Feed operations as well as a lower gain on legal settlements, partially offset by reduced selling, general and administration expense.

SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

NET SALES

      Net sales for the six months ended June 30, 2003 decreased $98.3 million, or 3.3%, to $2,851.6 million, compared to net sales of $2,949.9 million for the six months ended June 30, 2002. The decrease was primarily attributed to declines in Dairy Foods sales and lower Animal Feed sales, partially offset by sales increases in Crop Seed.

      Dairy Foods. Net sales for the six months ended June 30, 2003 decreased $136.9 million, or 9.5%, to $1,302.4 million, compared to net sales of $1,439.3 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, average commodity prices for butter decreased $0.11 per pound, and average commodity prices for cheese decreased $0.10 per pound compared to the same period in 2002. The impact of these market price changes decreased net sales of butter by $24.8 million and decreased net sales of cheese by $13.1 million. Retail and foodservice butter volumes increased 2.6 million pounds representing an increase in net sales of $4.6 million from the same period last year. Private label butter volumes increased 1.6 million pounds representing an increase in net sales of $2.3 million over the prior period. Bulk cheese sales decreased $13.6 million for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. Retail cheese volumes decreased 5.6 million pounds compared to the same period last year due to intense competitive activities. This resulted in a decrease in sales of $10.4 million. Deli cheese volumes decreased 1.4 million pounds from the prior year, which resulted in a decrease in sales of $3.1 million. Foodservice cheese sales increased 6.8 million pounds which resulted in an increase in sales of $10.2 million over the prior period. Sales in the six months ended June 30, 2003 under our wholesale milk marketing program decreased $63.9 million, or 14.8%, to $367.3 million, compared to $431.2 million for the same period in 2002. Volume changes in other product categories accounted for the remaining sales decrease of $25.1 million.

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

COST OF SALES

      Cost of sales for the six months ended June 30, 2003 decreased $80.0 million, or 3.0%, to $2,600.7 million, compared to cost of sales of $2,680.7 million for the six months ended June 30, 2002. The decrease was attributed to lower Dairy Foods sales, partially offset by increased sales of Crop Seed products. Cost of sales as a percent of net sales increased 0.3 percentage points to 91.2% for the six months ended June 30, 2003, compared to 90.9% for the same period in the prior year. For the six months ended June 30, 2003, patronage income from other cooperatives that was directly attributable to product purchases amounted to $1.5 million, compared to $3.3 million for the six months ended June 30, 2002. Our cost of sales was reduced by these amounts.

      Dairy Foods. Cost of sales for the six months ended June 30, 2003 decreased $123.6 million, or 9.1%, to $1,235.0 million, compared to cost of sales of $1,358.6 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, average butter market prices decreased $0.11 per pound, while average cheese market prices decreased $0.10 per pound compared to the same period in 2002. The impact of these market price changes decreased cost of sales of butter by $25.1 million and decreased cost of sales of cheese by $13.9 million for the six months ended June 30, 2003 compared to the same period in 2002. Increased volumes of both branded butter and private label butter increased cost of sales by $3.8 million and $2.2 million, respectively. Reduced sales of bulk cheese resulted in decreased cost of sales of $18.3 million. Reduced volumes of retail cheese and deli cheese resulted in decreased cost of sales of $8.8 million and $2.5 million, respectively. Offsetting these decreases in cheese volumes was an increase in the volumes for foodservice cheese. The increase in cost of sales for foodservice cheese was $9.1 million. Lower milk input costs in the Upper Midwest and East resulted in decreased cost of sales of $3.3 million. Cost of sales for the six months ended June 30, 2003 under our wholesale milk marketing program decreased $70.0 million, or 15.9%, to $369.4 million, compared to $439.4 million for the same period in 2002. Increased energy costs in 2003 increased cost of sales by $1.1 million for the six months ended June 30, 2003, as compared to the same period in 2002. Cost of sales for the cheese and whey plant in Tulare, California that we operate as a joint venture with Mitsui of Japan increased $5.2 million. It began producing products in May of 2002. Volume changes in other categories decreased cost of sales by $3.1 million. Cost of sales as a percent of net sales increased 0.4 percentage points from 94.4% for the six months ended June 30, 2002 to 94.8% for the six months ended June 30, 2003, primarily due to lower sales as a result of decreased commodity prices for butter and cheese.

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

INCOME TAXES

      We recorded income tax expense of $6.3 million for the six months ended June 30, 2003, compared to income tax expense of $2.1 million for the six months ended June 30, 2002. The tax expense resulted from member and non-member earnings and from the gain on legal settlements.

NET EARNINGS

      Net earnings decreased $1.1 million, or 2.4%, to net earnings of $44.6 million for the six months ended June 30, 2003, compared to net earnings of $45.7 million for the six months ended June 30, 2002. Lower selling, general and administration expense and increased equity in earnings of affiliated companies were more than offset by the $13.5 million decrease in gain on legal settlements over the prior six-month period.

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

      The amortization schedules for the Term Loan A and Term Loan B Facilities are provided below.

                                                            TERM LOAN A     TERM LOAN B
                                                            -----------     -----------
2002 (paid).............................................  $   36,729,853  $   18,583,371
2003 (paid through July)................................      58,965,729      26,542,782
2003 (remaining)........................................      14,331,526              --
2004....................................................      64,491,867       1,508,154
2005....................................................      85,989,157       2,510,842
2006....................................................      64,491,867       2,510,842
2007....................................................              --       2,510,842
2008....................................................              --     195,833,168
                                                          --------------  --------------
   Total................................................  $  325,000,000  $  250,000,000
                                                          ==============  ==============

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

      The credit agreements relating to the term loans and revolving credit facility and the indenture relating to the 8-3/4% senior notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreements relating to the term loans and revolving credit facility require us to maintain an interest coverage ratio of at least 2.50 to 1. Our ratio was 3.12 to 1 as of and for the year ended December 31, 2002 and 4.04 to 1 as of and for the twelve months period ended June 30, 2003. We are also required to maintain a leverage ratio of no greater than 4.25 to 1. The actual leverage ratio as of December 31, 2002 was 3.76 to 1 and 2.71 to 1 as of June 30, 2003. The required leverage ratio steps down to 3.75 to 1 as of October 11, 2003 and remains constant thereafter.

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

CONTRACTUAL OBLIGATIONS

      At June 30, 2003, we had certain contractual obligations, which require us to make payments as follows:

                  PAYMENTS DUE BY PERIOD (AS OF JUNE 30, 2003)

                                                                     LESS
                                                                    THAN 1                                MORE THAN
             CONTRACTUAL OBLIGATIONS                   TOTAL         YEAR       1-3 YEARS    3-5 YEARS     5 YEARS
             -----------------------                   -----         ----       ---------    ---------     -------
                                                                               (IN THOUSANDS)
Revolving Credit Facility(1)......................  $        --   $       --    $     --     $     --     $      --
Notes and Short-Term Obligations..................       52,138       52,138          --           --            --
Long-Term Debt(2).................................    1,038,794       65,814     175,230       34,539       763,211
Capital Lease(3)..................................      103,675        8,867      17,754       17,734        59,320
Operating Leases..................................       80,600       21,638      25,588       14,485        18,889
                                                    -----------   ----------    --------     --------     ---------
   Total Contractual Obligations..................  $ 1,275,207   $  148,457    $218,572     $ 66,758     $ 841,420
                                                    ===========   ==========    ========     ========     =========

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

FORWARD-LOOKING STATEMENTS

      This Form 10-Q/A for the six months ended June 30, 2003 includes forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "pro forma," "as adjusted," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

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

      - DECREASE IN MILK SUPPLY COULD DECREASE OUR SALES AND INCREASE OUR COST OF PRODUCTION.

      - WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

      - A CONTINUATION OF THE DEPRESSED OPERATING RESULTS OF CF INDUSTRIES COULD LEAD TO AN IMPAIRMENT OF OUR INVESTMENT IN CF INDUSTRIES.

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