Form 10-Q/A
period 2003-09-30
LAND O LAKES INC
filed 2004-08-16
CIK 1032562

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

                        Commission file number 333-84486

                               LAND O'LAKES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Minnesota                                  41-0365145
----------------------------------------       ---------------------------------
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

     4001 Lexington Avenue North
        Arden Hills, Minnesota                             55112
----------------------------------------       ---------------------------------
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

                                EXPLANATORY NOTE

      This Amendment No. 2 to the Land O'Lakes, Inc. (the "Company") quarterly report filed on Form 10-Q for the quarterly period ended September 30, 2003 is being filed solely to reflect the restatement of the Company's consolidated financial statements due to accounting errors it identified at its Carlisle, PA dairy facility and reported in its dairy foods segment. The Company announced in June 2004 that it planned to restate financial results for certain periods to reflect the adjustments necessary to correct these errors. This Amendment No. 2 includes our restated consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the three months and nine months ended September 30, 2003 and September 30, 2002. The adjustments relate primarily to the manner in which the Company's Carlisle facility estimated and recorded monthly financial information. Because all information required to be recorded was not known at month-end, the Carlisle facility used an accounting model to estimate certain sales and cost of sales and the related accounts receivable, accounts payable and inventory and recorded financial information in accordance with the model. The accounts were not properly reconciled in subsequent periods to reflect the actual results. Other adjustments relate to accrual cutoffs and mathematical errors in inventory calculations. The financial statement line items impacted thereby include net sales, cost of sales, gross profit, earnings
(loss) from operations, earnings (loss) before income taxes, income tax expense (benefit), net earnings (loss), receivables, inventories, accounts payable, accrued expenses, deferred income taxes (included in other assets and deferred tax liabilities), member equities, and retained earnings. See Note 2 to Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part 1, Item 1 "Financial Statements" of this Form 10-Q/A for further information regarding the Company's restated financial results.

      These errors and related adjustments affect periods beginning with the year ended December 31, 1997. The cumulative impact of these adjustments on net earnings through March 31, 2004 was an overstatement of $18.7 million. Concurrently with the filing of this Amendment No. 2, the Company is filing amendments to its quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and March 31, 2004, and to its annual report on Form 10-K for the year ended December 31, 2003 to furnish restatements of the financial statements or financial data as of and for the periods included in such filings.

      For the convenience of the reader, this Amendment No. 2 sets forth in its entirety the Company's Form 10-Q for the quarterly period ended September 30, 2003, which was originally filed with the SEC on November 14, 2003 (the "Original Filing") and was amended on April 26, 2004. The amended information includes the restated consolidated financial statements and notes thereto for Land O'Lakes, Inc. in Item 1 of Part 1, the restated financial results and comparisons in Item 2 of Part 1, and the evaluation of disclosure controls and procedures and changes to internal controls in response to the discovery of the accounting errors in Item 4 of Part 1. Except for the forgoing amended information, this Amendment No. 2 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Original Filing.

      In connection with the filing of this Amendment No. 2 and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment No. 2 certain currently dated certifications in Item 6.

                                      INDEX

                                                                                                                             PAGE
PART I.  FINANCIAL INFORMATION.............................................................................................   4
Item I. Financial Statements...............................................................................................   4
LAND O'LAKES, INC. (Restated)
Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002.....................................   4
Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 (unaudited)..........   6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)....................   7
Notes to Consolidated Financial Statements (unaudited).....................................................................   8

LAND O'LAKES FARMLAND FEED LLC
Consolidated Balance Sheets as of September 30, 2003 (unaudited) and  December 31, 2002....................................  26
Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 (unaudited)..........  27
Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)....................  28
Notes to Consolidated Financial Statements (unaudited).....................................................................  29

PURINA MILLS LLC
Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002.....................................  43
Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002 (unaudited)...  44
Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)....................  45
Notes to Consolidated Financial Statements (unaudited).....................................................................  46

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........................  50

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................................  69

   Item 4.  Controls and Procedures........................................................................................  70

   PART II.  OTHER INFORMATION.............................................................................................  70

   Item 1.  Legal Proceedings..............................................................................................  70

   Item 6.  Exhibits and Reports on Form 8-K...............................................................................  72

   SIGNATURES..............................................................................................................  74

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The following information has been amended to reflect the restatement of our consolidated financial statements as further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A and in Note 2 of Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part 1, Item 1 of this Form 10-Q/A.

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                               RESTATED
                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                      2003                2002
                                                                   -------------       ------------
                                                                           ($ IN THOUSANDS)
                                                                    (UNAUDITED)
                           ASSETS
Current assets:
  Cash and short-term investments ..............................    $    20,800        $    64,327
  Restricted cash ..............................................         20,000                 --
  Receivables, net .............................................        439,511            545,378
  Receivable from legal settlement .............................             --             96,707
  Inventories ..................................................        500,853            446,600
  Prepaid expenses .............................................         50,871            189,246
  Other current assets .........................................         41,161             13,878
                                                                    -----------        -----------
          Total current assets .................................      1,073,196          1,356,136

Investments ....................................................        541,172            545,592
Property, plant and equipment, net .............................        641,491            579,860
Property under capital lease ...................................        111,558            105,736
Goodwill, net ..................................................        373,680            323,413
Other intangibles ..............................................        105,279            101,770
Other assets ...................................................        206,159            220,124
                                                                    -----------        -----------
          Total assets .........................................    $ 3,052,535        $ 3,232,631
                                                                    ===========        ===========

LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations .............................    $    81,223        $    37,829
  Current portion of long-term debt ............................         72,434            104,563
  Current portion of obligation under capital lease ............         10,083            108,279
  Accounts payable .............................................        376,048            701,445
  Accrued expenses .............................................        230,716            207,027
  Patronage refunds payable and other member equities payable ..          8,900             12,388
                                                                    -----------        -----------
          Total current liabilities ............................        779,404          1,171,531

Long-term debt .................................................      1,023,555          1,007,308
Obligation under capital lease .................................        101,708                 --
Employee benefits and other liabilities ........................        140,012            104,340
Deferred tax liabilities .......................................         33,576                 --
Minority interests .............................................         60,710             53,687

Equities:
  Capital stock ................................................          2,143              2,190
  Member equities ..............................................        856,121            858,996
  Accumulated other comprehensive loss .........................         (4,733)                --
  Retained earnings ............................................         60,039             34,579
                                                                    -----------        -----------
          Total equities .......................................        913,570            895,765
                                                                    -----------        -----------

Commitments and contingencies
          Total liabilities and equities .......................    $ 3,052,535        $ 3,232,631
                                                                    ===========        ===========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         RESTATED
                                                             FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                                              2003                2002               2003              2002
                                                            -----------        -----------        -----------        -----------
                                                                                     ($ IN THOUSANDS)
                                                                                        (UNAUDITED)
Net sales ...........................................       $ 1,582,969        $ 1,371,248        $ 4,434,581        $ 4,321,113
Cost of sales .......................................         1,449,438          1,259,005          4,050,185          3,939,658
                                                            -----------        -----------        -----------        -----------
Gross profit ........................................           133,531            112,243            384,396            381,455

Selling, general and administration .................           122,047            123,595            352,276            375,309
Restructuring and impairment charges ................               302                942              3,169              8,218
                                                            -----------        -----------        -----------        -----------
Earnings (loss) from operations .....................            11,182            (12,294)            28,951             (2,072)

Interest expense, net ...............................            19,313             18,052             53,589             53,000
Gain on legal settlements ...........................            (3,355)            (4,136)           (22,532)           (36,835)
Gain on sale of intangibles .........................                --                 --               (550)            (4,184)
(Gain) loss on divestiture of businesses ............                --             (3,730)               700             (4,935)
Loss (gain) on sale of investment ...................                26                 --               (820)                --
Equity in (earnings) loss of affiliated companies ...            (5,587)             4,544            (56,018)           (29,822)
Minority interest in earnings (loss) of
  subsidiaries ......................................               723             (1,365)             3,639             (1,455)
                                                            -----------        -----------        -----------        -----------
Earnings (loss) before income taxes .................                62            (25,659)            50,943             22,159
Income tax expense (benefit) ........................             1,696            (13,369)             8,024            (11,225)
                                                            -----------        -----------        -----------        -----------
Net (loss) earnings .................................       $    (1,634)       $   (12,290)       $    42,919        $    33,384
                                                            ===========        ===========        ===========        ===========
Applied to:
  Member equities
     Allocated patronage refunds ....................       $    (6,231)       $   (12,406)       $    29,633        $    41,390
     Deferred equities ..............................             1,357             (5,945)           (12,925)           (18,347)
                                                            -----------        -----------        -----------        -----------
                                                                 (4,874)           (18,351)            16,708             23,043
  Retained earnings .................................             3,240              6,061             26,211             10,341
                                                            -----------        -----------        -----------        -----------
                                                            $    (1,634)       $   (12,290)       $    42,919        $    33,384
                                                            ===========        ===========        ===========        ===========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    RESTATED
                                                                                            FOR THE NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                             2003             2002
                                                                                           ---------        ---------
                                                                                                ($ IN THOUSANDS)
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings .....................................................................       $  42,919        $  33,384
  Adjustments to reconcile net earnings to net cash provided
     (used) by operating activities:
     Depreciation and amortization .................................................          83,460           77,280
     Amortization of deferred financing charges ....................................           3,489            2,289
     Bad debt expense ..............................................................           2,699            3,132
     Proceeds from patronage revolvement received ..................................           2,671              319
     Non-cash patronage income .....................................................          (1,638)            (530)
     Receivable from legal settlement ..............................................          96,707               --
     Deferred income tax expense ...................................................           6,757               --
     Decrease (increase) in other assets ...........................................           8,908          (32,120)
     Increase in other liabilities .................................................           4,027            4,966
     Restructuring and impairment charges ..........................................           3,169            8,218
     Loss (gain) on divestiture of businesses ......................................             700           (4,935)
     Equity in earnings of affiliated companies ....................................         (56,018)         (29,822)
     Minority interests ............................................................           3,639           (1,455)
     Other .........................................................................         (12,623)          (6,236)
  Changes in current assets and liabilities, net of acquisitions and divestitures:
     Receivables ...................................................................         138,598          107,199
     Inventories ...................................................................         (16,407)         (19,396)
     Other current assets ..........................................................         149,350           98,752
     Accounts payable ..............................................................        (344,483)        (283,348)
     Accrued expenses ..............................................................          14,056           33,029
                                                                                           ---------        ---------
  Net cash provided (used) by operating activities .................................         129,980           (9,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .......................................         (55,329)         (57,258)
  Payments for investments .........................................................          (9,815)          (5,069)
  Proceeds from divestiture of businesses ..........................................             465            3,351
  Proceeds from sale of investments ................................................           3,000           21,084
  Proceeds from sale of property, plant and equipment ..............................          18,084           11,655
  Dividends from investments in affiliated companies ...............................           5,193            8,632
  Increase in restricted cash ......................................................         (20,000)              --
  Other ............................................................................           2,998            3,980
                                                                                           ---------        ---------
  Net cash used by investing activities ............................................         (55,404)         (13,625)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term debt .....................................................          13,330           42,407
   Proceeds from issuance of long-term debt ........................................           6,215            4,773
   Payments on principal of long-term debt .........................................        (107,126)         (81,775)
   Payments on principal of capital lease obligation ...............................          (7,171)              --
   Payments for redemption of member equities ......................................         (23,797)         (36,970)
   Other ...........................................................................             446            2,173
                                                                                           ---------        ---------
   Net cash used by financing activities ...........................................        (118,103)         (69,392)
                                                                                           ---------        ---------
   Net decrease in cash and short-term investments .................................         (43,527)         (92,291)
 Cash and short-term investments at beginning of period ............................          64,327          130,169
                                                                                           ---------        ---------
 Cash and short-term investments at end of period ..................................       $  20,800        $  37,878
                                                                                           =========        =========

 SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during periods for:
   Interest, net of interest capitalized ...........................................       $  52,970        $  49,450
   Income taxes recovered ..........................................................       $  (1,461)       $ (21,654)


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

2. FINANCIAL STATEMENT RESTATEMENT

      The Company announced in June 2004 that it planned to restate financial results for certain periods due to accounting errors it identified at its Carlisle, PA dairy facility and reported in its dairy foods segment. The consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the three months and nine months ended September 30, 2003 and September 30, 2002 have been restated to reflect adjustments necessary to correct these errors. The adjustments relate primarily to the manner in which its Carlisle facility estimated and recorded monthly financial information. Because all information required to be recorded was not known at month-end, the Carlisle facility used an accounting model to estimate certain sales and cost of sales and the related accounts receivable, accounts payable and inventory and recorded financial information in accordance with the model. The accounts were not properly reconciled in subsequent periods to reflect the actual results. Other adjustments relate to accrual cutoffs and mathematical errors in inventory calculations. The financial statement line items impacted thereby include net sales, cost of sales, gross profit, earnings (loss) from operations, earnings
(loss) before income taxes, income tax expense (benefit), net (loss) earnings, receivables, inventories, accounts payable, accrued expenses, deferred income taxes (included in other assets and deferred tax liabilities), member equities, and retained earnings. The consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the three months and nine months ended September 30, 2003 and September 30, 2002 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections as follows:

                     AS PREVIOUSLY               AS PREVIOUSLY               AS PREVIOUSLY               AS PREVIOUSLY
                       REPORTED      RESTATED      REPORTED      RESTATED      REPORTED      RESTATED      REPORTED      RESTATED
                     THREE MONTHS  THREE MONTHS   THREE MONTHS THREE MONTHS   NINE MONTHS   NINE MONTHS   NINE MONTHS   NINE MONTHS
CONSOLIDATED             ENDED         ENDED         ENDED         ENDED          ENDED        ENDED         ENDED         ENDED
STATEMENTS           SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
OF OPERATIONS            2003          2003          2002          2002           2003         2003          2002          2002
Net sales             $ 1,580,288   $ 1,582,969   $ 1,371,735   $ 1,371,248   $ 4,430,783   $ 4,434,581   $ 4,323,737   $ 4,321,113
Cost of sales           1,446,319     1,449,438     1,259,003     1,259,005     4,046,342     4,050,185     3,939,127      3,39,658
Gross profit              133,969       133,531       112,732       112,243       381,441       384,396       384,610       381,455
Earnings (loss)
 from operations           11,620        11,182       (11,805)      (12,294)       28,996        28,951         1,083        (2,072)
Earnings (loss)
 before income taxes          500            62       (25,170)      (25,659)       50,988        50,943        25,314        22,159
Income tax expense
 (benefit)                  1,863         1,696       (13,182)      (13,369)        8,041         8,024       (10,018)      (11,225)
Net (loss) earnings   $    (1,363)  $    (1,634)  $   (11,988)  $   (12,290)  $    42,947   $    42,919   $    35,332   $    33,384

Applied to:
 Member equities
  Allocated
   patronage refunds  $    (6,231)  $    (6,231)  $   (12,406)  $   (12,406)  $    29,633   $    29,633   $    41,390   $    41,390
  Deferred equities         1,635         1,357        (5,613)       (5,945)      (12,896)      (12,925)      (16,206)      (18,347)
                      -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
                           (4,596)       (4,874)      (18,019)      (18,351)       16,737        16,708        25,184        23,043
 Retained earnings          3,233         3,240         6,031         6,061        26,210        26,211        10,148        10,341
                      -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
                      $    (1,363)  $    (1,634)  $   (11,988)  $   (12,290)  $    42,947   $    42,919   $    35,332   $    33,384
                      ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========

                                      AS PREVIOUSLY                           AS PREVIOUSLY
                                        REPORTED              RESTATED          REPORTED            RESTATED
CONSOLIDATED BALANCE SHEETS         SEPTEMBER 30, 2003  SEPTEMBER 30, 2003  DECEMBER 31, 2002   DECEMBER 31, 2002
Total current assets                    $1,091,547          $1,073,196          $1,378,128          $1,356,136
Other assets                               206,159             206,159             211,823             220,124
Total assets                             3,070,886           3,052,535           3,246,322           3,232,631
Total current liabilities                  773,677             779,404           1,169,474           1,171,531
Deferred tax liabilities                    41,878              33,576                  --                  --
Total equities                             929,346             913,570             911,513             895,765
Total liabilities and equities           3,070,886           3,052,535           3,246,322           3,232,631

3. MOARK LLC CONSOLIDATION AND PLANNED ACQUISITION OF MINORITY INTEREST

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

                                                                   SEPTEMBER 30,
                                                                       2003
                                                                   ------------
Current assets ................................................      $95,632
Property, plant and equipment, net ............................       84,928
Property under capital lease ..................................       12,588
Goodwill, net .................................................       63,985
Notes and short-term obligations ..............................       25,449
Other current liabilities .....................................       35,834
Long-term debt (including current portion) ....................       81,653
Obligation under capital lease (including current portion) ....       10,311

4. RESTRICTED CASH

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

5.  RECEIVABLES

      A summary of receivables is as follows:

                                                                     RESTATED
                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                2003           2002
                                                            -------------  ------------
Trade accounts ........................................       $301,669       $225,589
Notes and contracts ...................................         61,799         44,565
Notes from sale of trade receivables (see Note 6) .....         23,872        194,476
Other .................................................         74,137         99,003
                                                              --------       --------
                                                               461,477        563,633
Less allowance for doubtful accounts ..................         21,966         18,255
                                                              --------       --------
Total receivables, net ................................       $439,511       $545,378
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

6. RECEIVABLES PURCHASE FACILITY

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

7. INVENTORIES

      A summary of inventories is as follows:

                                      RESTATED
                            SEPTEMBER 30,  DECEMBER 31,
                                2003           2002
                            -------------  ------------
Raw materials .........       $152,582       $141,915
Work in process .......         33,021         33,982
Finished goods ........        315,250        270,703
                              --------       --------
Total inventories .....       $500,853       $446,600
                              ========       ========

8. INVESTMENTS

      A summary of investments is as follows:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        2003           2002
                                                   -------------   ------------
CF Industries, Inc. ...........................       $249,502       $249,502
Agriliance LLC ................................        125,598         91,629
Ag Processing Inc. ............................         38,400         37,854
Advanced Food Products LLC ....................         28,350         27,418
CoBank, ACB ...................................         19,752         22,061
Melrose Dairy Proteins, LLC ...................          6,643          6,579
Universal Cooperatives ........................          6,473          6,473
Prairie Farms Dairy, Inc. .....................          5,620          5,092
MoArk LLC .....................................             --         44,678
Other -- principally cooperatives and joint
 ventures .....................................         60,834         54,306
                                                      --------       --------
Total investments .............................       $541,172       $545,592
                                                      ========       ========

9. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The carrying amount of goodwill is as follows:

                         SEPTEMBER 30,  DECEMBER 31,
                             2003           2002
                         -------------  ------------
Dairy Foods ........       $ 66,259       $ 66,718
Feed ...............        156,276        156,839
Seed ...............         13,414         16,948
Swine ..............            607            647
Agronomy ...........         65,255         69,823
Layers .............         71,328         11,897
Other ..............            541            541
                           --------       --------
Total goodwill .....       $373,680       $323,413
                           ========       ========

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

OTHER INTANGIBLE ASSETS

                                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                                         2003           2002
                                                                                                     -------------  ------------
Amortized other intangible assets:
Trademarks, less accumulated amortization of $1,600 and $1,615, respectively ...................       $  2,369       $  2,725
 Patents, less accumulated amortization of $2,299 and $1,394, respectively .....................         14,074         14,979
 Agreements not to compete, less accumulated amortization of $2,769 and $2,324, respectively ...          1,431          1,976
 Other intangible assets, less accumulated amortization of $7,835 and $7,343, respectively .....         10,442          5,127
                                                                                                       --------       --------
Total amortized other intangible assets ........................................................         28,316         24,807
Total non-amortized other intangible assets -- trademarks ......................................         76,963         76,963
                                                                                                       --------       --------
Total other intangible assets ..................................................................       $105,279       $101,770
                                                                                                       ========       ========

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

10. DEBT OBLIGATIONS

      The Company had notes and short-term obligations of $81.2 million at September 30, 2003 and $37.8 million at December 31, 2002. The Company also has a $250 million 5-year revolving credit facility with a variable interest rate based on LIBOR. There were no borrowings on this facility as of September 30, 2003.

      A summary of long-term debt is as follow:

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                             2003            2002
                                                        -------------    ------------
Term A Loan -- quarterly installments through
   2006 (variable rate based on LIBOR) ...........       $  229,304       $  288,270
Term B Loan -- quarterly installments through
   2008 (variable rate based on LIBOR) ...........          204,874          231,417
Senior unsecured notes -- due 2011 (8.75%) .......          350,000          350,000
MoArk LLC debt -- due 2003 through 2023
   (6.25% weighted average) ......................           81,653               --
Industrial development revenue bonds and
   other secured notes payable -- due 2003
   through 2016 (1.1% to 5.5%) ...................           16,700           26,268
Capital Securities of Trust Subsidiary --
   due 2028 (7.45%) ..............................          190,700          190,700
Other debt .......................................           22,758           25,216
                                                         ----------       ----------
                                                          1,095,989        1,111,871
Less current portion .............................           72,434          104,563
                                                         ----------       ----------
Total long-term debt .............................       $1,023,555       $1,007,308
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

11. COMPREHENSIVE INCOME

                                                            RESTATED
                                                   NINE MONTHS     NINE MONTHS
                                                      ENDED           ENDED
                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                      2003            2002
                                                  -------------   -------------
Net earnings ................................       $ 42,919        $ 33,384
Minimum pension liability adjustment ........         (4,733)             --
                                                    --------        --------
Total comprehensive income ..................         38,186          33,384
                                                    ========        ========

      The minimum pension liability adjustment is the Company's portion, net of tax, of Agriliance's minimum pension liability adjustment.

12. RESTRUCTURING AND IMPAIRMENT CHARGES

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

      A summary of restructuring activities and resulting reserve for the nine months ended September 30, 2003 is as follows:

                                BALANCE                                    BALANCE
                              DECEMBER 31,   CHARGE TO      UTILIZED    SEPTEMBER 30,
                                 2002         EXPENSE       IN 2003         2003
                              ------------   ---------      --------    -------------
Termination benefits ....       $ 8,871       $ 2,827       $(8,865)       $ 2,833
Other ...................         1,604             -          (401)         1,203
                                -------       -------       -------        -------
Total ...................       $10,475       $ 2,827       $(9,266)       $ 4,036
                                =======       =======       =======        =======

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

13. GAIN ON LEGAL SETTLEMENTS

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

16. GAIN ON SALE OF INVESTMENT

      For the nine months ended September 30, 2003, the Company recorded a gain of $0.8 million on the sale of a Feed investment in a swine joint venture.

17. SEGMENT INFORMATION

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

                                                     RESTATED
                                                    DAIRY FOODS       FEED          SEED          SWINE
                                                    -----------   -----------   -----------   -----------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
Net sales ........................................  $   785,014   $   582,949   $    46,483   $    22,824
  Cost of sales ..................................      745,534       522,457        36,412        21,701
  Selling, general and administration ............       33,653        58,599        12,003         1,353
  Restructuring and impairment charges ...........          300            --             2            --
  Interest expense (income), net .................        7,108         6,285          (212)        1,611
  Gain on legal settlements ......................          (65)       (3,290)           --            --
  Loss on sale of investment .....................           --            26            --            --
  Equity in (earnings) loss of affiliated
    companies ....................................       (2,192)         (189)           --          (339)
  Minority interest in earnings of
    subsidiaries .................................           --           723            --            --
                                                    -----------   -----------   -----------   -----------
  Earnings (loss) before income taxes ............  $       676   $    (1,662)  $    (1,722)  $    (1,502)
                                                    ===========   ===========   ===========   ===========
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
Net sales ........................................  $   710,032   $   604,841   $    32,094   $    20,881
  Cost of sales ..................................      671,693       532,305        28,325        24,781
  Selling, general and administration ............       42,641        62,054        11,477         1,563
  Restructuring and impairment charges ...........           --           942            --            --
  Interest expense (income), net .................        5,503         7,446           452         1,329
  Gain on legal settlements ......................          (94)       (4,042)           --            --
  Gain on divestiture of businesses ..............           --           (24)       (3,706)           --
  Equity in (earnings) loss of affiliated
    companies ....................................         (560)         (834)           --           484
  Minority interest in (loss) earnings of
    subsidiaries .................................       (2,506)        1,141            --            --
                                                    -----------   -----------   -----------   -----------
  (Loss) earnings before income taxes ............  $    (6,645)  $     5,853   $    (4,454)  $    (7,276)
                                                    ===========   ===========   ===========   ===========

                                                                                                RESTATED
                                                     AGRONOMY        LAYERS        OTHER      CONSOLIDATED
                                                    -----------   -----------   -----------   ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
Net sales ........................................  $        --   $   142,129   $     3,570   $ 1,582,969
  Cost of sales ..................................           --       121,440         1,894     1,449,438
  Selling, general and administration ............        3,228        12,075         1,136       122,047
  Restructuring and impairment charges ...........           --            --            --           302
  Interest expense (income), net .................        1,723         3,427          (629)       19,313
  Gain on legal settlements ......................           --            --            --        (3,355)
  Loss on sale of investment .....................           --            --            --            26
  Equity in (earnings) loss of affiliated
    companies ....................................          464        (3,344)           13        (5,587)
  Minority interest in earnings of
    subsidiaries .................................           --            --            --           723
                                                    -----------   -----------   -----------   -----------
  Earnings (loss) before income taxes ............  $    (5,415)  $     8,531   $     1,156   $        62
                                                    ===========   ===========   ===========   ===========
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
Net sales ........................................  $        --   $        --   $     3,400   $ 1,371,248
  Cost of sales ..................................           --            --         1,901     1,259,005
  Selling, general and administration ............        3,747           528         1,585       123,595
  Restructuring and impairment charges ...........           --            --            --           942
  Interest expense (income), net .................        2,608         1,148          (434)       18,052
  Gain on legal settlements ......................           --            --            --        (4,136)
  Gain on divestiture of businesses ..............           --            --            --        (3,730)
  Equity in (earnings) loss of affiliated
    companies ....................................        2,733         2,578           143         4,544
  Minority interest in (loss) earnings of
    subsidiaries .................................           --            --            --        (1,365)
                                                    -----------   -----------   -----------   -----------
  (Loss) earnings before income taxes ............  $    (9,088)  $    (4,254)  $       205   $   (25,659)
                                                    ===========   ===========   ===========   ===========

                                                     RESTATED
                                                    DAIRY FOODS       FEED          SEED          SWINE
                                                    -----------   -----------   -----------   -----------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
Net sales ........................................  $ 2,087,369   $ 1,779,102   $   349,475   $    66,490
  Cost of sales ..................................    1,980,507     1,579,027       298,687        64,982
  Selling, general and administration ............      106,236       178,499        35,142         4,042
  Restructuring and impairment charges ...........        1,900           707           562            --
  Interest expense (income), net .................       21,157        16,250         1,165         4,235
  Gain on legal settlements ......................         (103)      (22,429)           --            --
  Gain on sale of intangible .....................           --          (550)           --            --
  Loss on divestiture of business ................           --           700            --            --
  Gain on sale of investment .....................           --          (820)           --            --
  Equity in (earnings) loss of affiliated
    companies ....................................       (3,322)         (921)           --           (49)
  Minority interest in earnings of
    subsidiaries .................................           --         3,639            --            --
                                                    -----------   -----------   -----------   -----------
  (Loss) earnings before income taxes ............  $   (19,006)  $    25,000   $    13,919   $    (6,720)
                                                    ===========   ===========   ===========   ===========
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
Net sales ........................................  $ 2,149,325   $ 1,810,564   $   284,986   $    66,575
  Cost of sales ..................................    2,030,251     1,593,719       241,980        68,409
  Selling, general and administration ............      127,317       188,104        34,634         4,792
  Restructuring and impairment charges ...........        2,800         5,418            --            --
  Interest expense (income), net .................       15,298        22,546         2,168         3,966
  Gain on legal settlements ......................         (922)      (35,913)           --            --
  Gain on sale of intangible .....................           --        (4,184)           --            --
  (Gain) loss on divestiture of businesses .......       (1,281)          (24)       (3,706)           --
  Equity in (earnings) loss of affiliated
    companies ....................................         (497)       (1,402)         (105)          688
  Minority interest in (loss) earnings of
    subsidiaries .................................       (5,075)        3,511            --            --
                                                    -----------   -----------   -----------   -----------
  (Loss) earnings before income taxes ............  $   (18,566)  $    38,789   $    10,015   $   (11,280)
                                                    ===========   ===========   ===========   ===========

                                                                                                RESTATED
                                                     AGRONOMY        LAYERS        OTHER      CONSOLIDATED
                                                    -----------   -----------   -----------   ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
Net sales ........................................  $        --   $   142,129   $    10,016   $ 4,434,581
  Cost of sales ..................................           --       121,440         5,542     4,050,185
  Selling, general and administration ............        9,911        13,053         5,393       352,276
  Restructuring and impairment charges ...........           --            --            --         3,169
  Interest expense (income), net .................        6,465         6,073        (1,756)       53,589
  Gain on legal settlements ......................           --            --            --       (22,532)
  Gain on sale of intangible .....................           --            --            --          (550)
  Loss on divestiture of business ................           --            --            --           700
  Gain on sale of investment .....................           --            --            --          (820)
  Equity in (earnings) loss of affiliated
    companies ....................................      (44,173)       (7,597)           44       (56,018)
  Minority interest in earnings of
    subsidiaries .................................           --            --            --         3,639
                                                    -----------   -----------   -----------   -----------
  (Loss) earnings before income taxes ............  $    27,797   $     9,160   $       793   $    50,943
                                                    ===========   ===========   ===========   ===========
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
Net sales ........................................  $        --   $        --   $     9,663   $ 4,321,113
  Cost of sales ..................................            3            --         5,296     3,939,658
  Selling, general and administration ............       13,232         1,713         5,517       375,309
  Restructuring and impairment charges ...........           --            --            --         8,218
  Interest expense (income), net .................        6,906         3,345        (1,229)       53,000
  Gain on legal settlements ......................           --            --            --       (36,835)
  Gain on sale of intangible .....................           --            --            --        (4,184)
  (Gain) loss on divestiture of businesses .......           --            --            76        (4,935)
  Equity in (earnings) loss of affiliated
    companies ....................................      (36,633)        7,752           375       (29,822)
  Minority interest in (loss) earnings of
    subsidiaries .................................           --            --           109        (1,455)
                                                    -----------   -----------   -----------   -----------
  (Loss) earnings before income taxes ............  $    16,492   $   (12,810)  $      (481)  $    22,159
                                                    ===========   ===========   ===========   ===========

18. CONSOLIDATING FINANCIAL INFORMATION

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

                               LAND O'LAKES, INC.
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2003

                                          RESTATED
                                            LAND           WHOLLY-       MAJORITY-
                                        O'LAKES, INC.       OWNED          OWNED          NON-
                                           PARENT        CONSOLIDATED   CONSOLIDATED    GUARANTOR                      RESTATED
                                           COMPANY        GUARANTORS     GUARANTORS    SUBSIDIARIES  ELIMINATIONS     CONSOLIDATED
                                        -------------    ------------   ------------   ------------  ------------     ------------
                                                                               (UNAUDITED)
                                                                   ASSETS
Current assets:
  Cash and short-term
     investments ....................    $    12,331     $     3,927    $     2,557    $     1,985    $        --     $    20,800
  Restricted cash ...................         20,000              --             --             --             --          20,000
  Receivables, net ..................        378,917          18,476        156,542        113,734       (228,158)        439,511
  Inventories .......................        291,031          50,471        106,818         52,533             --         500,853
  Prepaid expenses ..................         34,171           2,936          7,994          5,770             --          50,871
  Other current assets ..............         39,297           1,191             --            673             --          41,161
                                         -----------     -----------    -----------    -----------    -----------     -----------
       Total current assets .........        775,747          77,001        273,911        174,695       (228,158)      1,073,196
Investments .........................      1,303,099             223         18,505          9,552       (790,207)        541,172
Property, plant and equipment,
  net ...............................        256,721          13,541        233,736        137,493             --         641,491
Property under capital lease ........             --              --             --        111,558             --         111,558
Goodwill, net .......................        184,334           3,224        121,862         64,260             --         373,680
Other intangibles ...................          4,084           1,178         95,744          4,273             --         105,279
Other assets ........................        142,796             582         26,987         54,982        (19,188)        206,159
                                         -----------     -----------    -----------    -----------    -----------     -----------
       Total assets .................    $ 2,666,781     $    95,749    $   770,745    $   556,813    $(1,037,553)    $ 3,052,535
                                         ===========     ===========    ===========    ===========    ===========     ===========
                                                           LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
     obligations ....................    $       536     $     2,900    $       977    $   114,607    $   (37,797)    $    81,223
  Current portion of long-term
     debt ...........................         62,890          55,171             --          9,572        (55,199)         72,434
  Current portion of obligation
     under capital lease ............             --              --             --         10,083             --          10,083
  Accounts payable ..................        360,723          14,138         95,615         38,041       (132,469)        376,048
  Accrued expenses ..................        196,271           2,563         27,177         16,960        (12,255)        230,716
  Patronage refunds and other
     member equities payable ........          8,900              --             --             --             --           8,900
                                         -----------     -----------    -----------    -----------    -----------     -----------
       Total current liabilities ....        629,320          74,772        123,769        189,263       (237,720)        779,404
Long-term debt ......................        941,139           9,961             --         82,081         (9,626)      1,023,555
Obligation under capital lease ......             --              --             --        101,708             --         101,708
Employee benefits and other
  liabilities .......................        111,939              89         26,674          1,310             --         140,012
Deferred tax liabilities ............         18,889           1,168             --         13,519             --          33,576
Minority interests ..................         51,924              --          3,050          5,736             --          60,710
Equities:
  Capital stock .....................          2,143             966        502,116         91,145       (594,227)          2,143
  Member equities ...................        856,121              --             --             --             --         856,121
  Accumulated other
     comprehensive loss .............         (4,733)             --             --             --             --          (4,733)
  Retained earnings .................         60,039           8,793        115,136         72,051       (195,980)         60,039
                                         -----------     -----------    -----------    -----------    -----------     -----------
       Total equities ...............        913,570           9,759        617,252        163,196       (790,207)        913,570
                                         -----------     -----------    -----------    -----------    -----------     -----------
Commitments and contingencies
Total liabilities and equities ......    $ 2,666,781     $    95,749    $   770,745    $   556,813    $(1,037,553)    $ 3,052,535
                                         ===========     ===========    ===========    ===========    ===========     ===========

                               LAND O'LAKES, INC.
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                             RESTATED
                                               LAND          WHOLLY-       MAJORITY-
                                           O'LAKES, INC.      OWNED          OWNED
                                               PARENT     CONSOLIDATED    CONSOLIDATED  NON-GUARANTOR                    RESTATED
                                              COMPANY      GUARANTORS      GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ------------   ------------    ------------  -------------   ------------   ------------
                                                                                (UNAUDITED)
Net sales ..............................    $   758,365    $    65,744    $   522,966    $   235,894     $        --    $ 1,582,969
Cost of sales ..........................        704,089         63,387        467,664        214,298              --      1,449,438
                                            -----------    -----------    -----------    -----------     -----------    -----------
Gross profit ...........................         54,276          2,357         55,302         21,596              --        133,531

Selling, general and administration ....         48,176          3,989         54,802         15,080              --        122,047
Restructuring and impairment
  charges ..............................            302             --             --             --              --            302
                                            -----------    -----------    -----------    -----------     -----------    -----------
Earnings (loss) from operations ........          5,798         (1,632)           500          6,516              --         11,182
Interest expense (income), net .........         17,774            614         (1,609)         2,534              --         19,313
Gain on legal settlements ..............         (3,148)            --           (207)            --              --         (3,355)
Loss on sale of investment .............             --             --             26             --              --             26
Equity in (earnings) loss of
  affiliated companies .................         (6,516)            --           (248)        (3,297)          4,474         (5,587)
Minority interest in earnings of
  subsidiaries .........................            345             --            139            239              --            723
                                            -----------    -----------    -----------    -----------     -----------    -----------
(Loss) earnings before income
  taxes ................................         (2,657)        (2,246)         2,399          7,040          (4,474)            62
Income tax (benefit) expense ...........         (1,023)        (1,066)            --          3,785              --          1,696
                                            -----------    -----------    -----------    -----------     ---------      -----------
Net (loss) earnings ....................    $    (1,634)   $    (1,180)   $     2,399    $     3,255     $    (4,474)   $    (1,634)
                                            ===========    ===========    ===========    ===========     ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                        RESTATED
                                          LAND          WHOLLY-       MAJORITY-
                                      O'LAKES, INC.      OWNED          OWNED
                                         PARENT       CONSOLIDATED   CONSOLIDATED  NON-GUARANTOR                    RESTATED
                                         COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      -------------   ------------   ------------  -------------   ------------   ------------
                                                                            (UNAUDITED)
Net sales ..........................   $ 2,273,554    $   164,446    $ 1,692,017    $   304,564    $        --    $ 4,434,581
Cost of sales ......................     2,101,605        156,713      1,501,445        290,422             --      4,050,185
                                       -----------    -----------    -----------    -----------    -----------    -----------
Gross profit .......................       171,949          7,733        190,572         14,142             --        384,396
Selling, general and
  administration ...................       153,430         10,438        170,352         18,056             --        352,276
Restructuring and impairment
  charges ..........................         1,902            560            707             --             --          3,169
                                       -----------    -----------    -----------    -----------    -----------    -----------
Earnings (loss) from operations ....        16,617         (3,265)        19,513         (3,914)            --         28,951
Interest expense (income), net .....        53,344          1,955         (4,889)         3,179             --         53,589
Gain on legal settlements ..........       (19,323)            --         (3,209)            --             --        (22,532)
Gain on sale of intangible .........            --             --             --           (550)            --           (550)
Loss on divestiture of business ....           700             --             --             --             --            700
Gain on sale of investment .........            --             --           (820)            --             --           (820)
Equity in (earnings) loss of
  affiliated companies .............       (73,166)            --           (804)        (3,297)        21,249        (56,018)
Minority interest in earnings of
  subsidiaries .....................         2,522             --            510            607             --          3,639
                                       -----------    -----------    -----------    -----------    -----------    -----------
Earnings (loss) before income
  taxes ............................        52,540         (5,220)        28,725         (3,853)       (21,249)        50,943
Income tax expense (benefit) .......         9,621           (987)            --           (610)            --          8,024
                                       -----------    -----------    -----------    -----------    -----------    -----------
Net earnings (loss) ................   $    42,919    $    (4,233)   $    28,725    $    (3,243)   $   (21,249)   $    42,919
                                       ===========    ===========    ===========    ===========    ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                     RESTATED
                                                                      LAND           WHOLLY-        MAJORITY-
                                                                    O'LAKES,          OWNED           OWNED
                                                                   INC. PARENT     CONSOLIDATED    CONSOLIDATED
                                                                     COMPANY        GUARANTORS      GUARANTORS
                                                                   -----------     ------------    -----------
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ........................................      $  42,919       $  (4,233)      $  28,725
  Adjustments to reconcile net earnings
    (loss) to net cash provided (used) by
   operating activities:
   Depreciation and amortization .............................         42,728           1,662          29,557
   Amortization of deferred financing charges ................          3,489              --              --
   Bad debt expense ..........................................            922              --           1,777
   Proceeds from patronage revolvement received ..............          2,671              --              --
   Non-cash patronage income .................................         (1,638)             --              --
   Receivable from legal settlement ..........................         90,707              --           6,000
   Deferred income tax expense ...............................          6,757              --              --
   (Increase) decrease in other assets .......................         (6,778)         11,649            (549)
   Increase (decrease) in other liabilities ..................          5,811             (76)         (1,672)
   Restructuring and impairment charges ......................          1,902             560             707
   Loss on divestiture of business ...........................            700              --              --
   Equity in (earnings) loss of affiliated companies .........        (73,166)             --            (804)
   Minority interest .........................................          2,522              --             510
   Other .....................................................        (14,136)            879          (1,253)
  Changes in current assets and
   liabilities, net of acquisitions and
   divestitures:
   Receivables ...............................................         65,411          11,581          86,838
   Inventories ...............................................        (37,986)         23,926           3,465
   Other current assets ......................................        145,060           1,050           2,401
   Accounts payable ..........................................       (153,642)        (45,681)        (46,469)
   Accrued expenses ..........................................         16,966             919             398
                                                                    ---------       ---------       ---------
  Net cash provided (used) by operating activities ...........        141,219           2,236         109,631
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .................        (32,091)           (582)        (15,678)
  Payments for investments ...................................         (9,815)             --              --
  Proceeds from divestiture of business ......................            465              --              --
  Proceeds from sale of investments ..........................             --              --           3,000
  Proceeds from sale of property, plant and equipment ........         16,148              --           1,936
  Dividends from investments in affiliated companies .........          5,193              --              --
  Increase in restricted cash ................................        (20,000)             --              --
  Other ......................................................            458              --           2,540
                                                                    ---------       ---------       ---------
  Net cash used by investing activities ......................        (39,642)           (582)         (8,202)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt .....................        (23,554)             --           1,165
  Proceeds from issuance of long-term debt ...................          6,215              --              --
  Payments on principal of long-term debt ....................       (106,890)           (236)        (92,682)
  Payments on principal of capital lease obligation ..........             --              --              --
  Payments for redemption of member equities .................        (23,797)             --              --
  Other ......................................................            446             (75)         (5,894)
                                                                    ---------       ---------       ---------
  Net cash (used) provided by financing activities ...........       (147,580)           (311)        (97,411)
                                                                    ---------       ---------       ---------
  Net (decrease) increase in cash and short-term investment ..        (46,003)          1,343           4,018
Cash and short-term investments at beginning of period .......         58,334           2,584          (1,461)
                                                                    ---------       ---------       ---------
Cash and short-term investments at end of period .............      $  12,331       $   3,927       $   2,557
                                                                    =========       =========       =========

                                                                  NON-GUARANTOR                     RESTATED
                                                                   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                                  -------------    ------------    ------------
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ........................................      $  (3,243)      $ (21,249)      $  42,919
  Adjustments to reconcile net earnings
    (loss) to net cash provided (used) by
   operating activities:
   Depreciation and amortization .............................          9,513              --          83,460
   Amortization of deferred financing charges ................             --              --           3,489
   Bad debt expense ..........................................             --              --           2,699
   Proceeds from patronage revolvement received ..............             --              --           2,671
   Non-cash patronage income .................................             --              --          (1,638)
   Receivable from legal settlement ..........................             --              --          96,707
   Deferred income tax expense ...............................             --              --           6,757
   (Increase) decrease in other assets .......................           (665)          5,251           8,908
   Increase (decrease) in other liabilities ..................            (36)             --           4,027
   Restructuring and impairment charges ......................             --              --           3,169
   Loss on divestiture of business ...........................             --              --             700
   Equity in (earnings) loss of affiliated companies .........         (3,297)         21,249         (56,018)
   Minority interest .........................................            607              --           3,639
   Other .....................................................          1,887              --         (12,623)
  Changes in current assets and
   liabilities, net of acquisitions and
   divestitures:
   Receivables ...............................................        (28,200)          2,968         138,598
   Inventories ...............................................         (5,812)             --         (16,407)
   Other current assets ......................................            839              --         149,350
   Accounts payable ..........................................          1,858        (100,549)       (344,483)
   Accrued expenses ..........................................          2,803          (7,030)         14,056
                                                                    ---------       ---------       ---------
  Net cash provided (used) by operating activities ...........        (23,746)        (99,360)        129,980
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .................         (6,978)             --         (55,329)
  Payments for investments ...................................             --              --          (9,815)
  Proceeds from divestiture of business ......................             --              --             465
  Proceeds from sale of investments ..........................             --              --           3,000
  Proceeds from sale of property, plant and equipment ........             --              --          18,084
  Dividends from investments in affiliated companies .........             --              --           5,193
  Increase in restricted cash ................................             --              --         (20,000)
  Other ......................................................             --              --           2,998
                                                                    ---------       ---------       ---------
  Net cash used by investing activities ......................         (6,978)             --         (55,404)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt .....................          5,659          30,060          13,330
  Proceeds from issuance of long-term debt ...................             --              --           6,215
  Payments on principal of long-term debt ....................         (2,028)         94,710        (107,126)
  Payments on principal of capital lease obligation ..........         (7,171)             --          (7,171)
  Payments for redemption of member equities .................             --              --         (23,797)
  Other ......................................................         31,379         (25,410)            446
                                                                    ---------       ---------       ---------
  Net cash (used) provided by financing activities ...........         27,839          99,360        (118,103)
                                                                    ---------       ---------       ---------
  Net (decrease) increase in cash and short-term investment ..         (2,885)             --         (43,527)
Cash and short-term investments at beginning of period .......          4,870              --          64,327
                                                                    ---------       ---------       ---------
Cash and short-term investments at end of period .............      $   1,985            $ --       $  20,800
                                                                    =========       =========       =========

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                          RESTATED
                                           LAND         WHOLLY-     MAJORITY-
                                        O'LAKES, INC.   OWNED        OWNED
                                           PARENT     CONSOLIDATED CONSOLIDATED NON-GUARANTOR                 RESTATED
                                          COMPANY     GUARANTORS    GUARANTORS  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                        ------------  ------------ ------------ ------------- ------------  ------------
                                                               ASSETS
Current assets:
  Cash and short-term investments ....   $   58,334   $    2,584   $   (1,461)   $    4,870    $       --    $   64,327
  Receivables, net ...................      449,959       30,057      150,447        45,377      (130,462)      545,378
  Receivable from legal settlement ...       90,707           --        6,000            --            --        96,707
  Inventories ........................      254,731       74,397      108,493         8,979            --       446,600
  Prepaid expenses ...................      176,541        4,840        7,625           240            --       189,246
  Other current assets ...............       12,868          337           --           673            --        13,878
                                         ----------   ----------   ----------    ----------    ----------    ----------
      Total current assets ...........    1,043,140      112,215      271,104        60,139      (130,462)    1,356,136
Investments ..........................    1,163,031        1,102       20,777         2,496      (641,814)      545,592
Property, plant and equipment, net ...      260,078       23,131      246,402        50,249            --       579,860
Property under capital lease .........           --           --           --       105,736            --       105,736
Goodwill, net ........................      187,755       13,172      121,673           813            --       323,413
Other intangibles ....................        4,243          723       96,455           349            --       101,770
Other assets .........................      159,210        2,738       27,064        45,049       (13,937)      220,124
                                         ----------   ----------   ----------    ----------    ----------    ----------
      Total assets ...................   $2,817,457   $  153,081   $  783,475    $  264,831    $ (786,213)   $3,232,631
                                         ==========   ==========   ==========    ==========    ==========    ==========

                                                        LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations ...   $   27,040   $    2,818   $       59    $   66,174    $  (58,262)   $   37,829
  Current portion of long-term debt ..      104,347       64,963           --            47       (64,794)      104,563
  Obligation under capital lease .....           --           --           --       108,279            --       108,279
  Accounts payable ...................      503,510       68,329      117,563        18,553        (6,510)      701,445
  Accrued expenses ...................      160,721        1,644       45,361         4,526        (5,225)      207,027
  Patronage refunds and other
    member equities payable ..........       12,388           --           --            --                      12,388
                                         ----------   ----------   ----------    ----------    ----------    ----------
      Total current liabilities ......      808,006      137,754      162,983       197,579      (134,791)    1,171,531
Long-term debt .......................      988,696       10,197           --        18,023        (9,608)    1,007,308

Employee benefits and other
  liabilities ........................       75,588        1,333       26,071         1,348            --       104,340
Minority interests ...................       49,402           --           --         4,285            --        53,687
Equities:
  Capital stock ......................        2,190        1,084      507,956        61,123      (570,163)        2,190
  Member equities ....................      858,996           --           --            --            --       858,996
  Retained earnings ..................       34,579        2,713       86,465       (17,527)      (71,651)       34,579
                                         ----------   ----------   ----------    ----------    ----------    ----------
      Total equities .................      895,765        3,797      594,421        43,596      (641,814)      895,765
                                         ----------   ----------   ----------    ----------    ----------    ----------
Commitments and contingencies
Total liabilities and equities .......   $2,817,457   $  153,081   $  783,475    $  264,831    $ (786,213)   $3,232,631
                                         ==========   ==========   ==========    ==========    ==========    ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                      RESTATED
                                        LAND          WHOLLY-       MAJORITY-
                                    O'LAKES, INC.      OWNED          OWNED          NON-
                                       PARENT       CONSOLIDATED   CONSOLIDATED    GUARANTOR                     RESTATED
                                      COMPANY        GUARANTORS    GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    -------------   ------------   ------------   ------------   ------------   ------------
                                                                          (UNAUDITED)
Net sales ........................   $   694,976    $    63,822    $   581,423    $    31,027    $        --    $ 1,371,248
Cost of sales ....................       640,358         70,672        511,446         36,529             --      1,259,005
                                     -----------    -----------    -----------    -----------    -----------    -----------
Gross profit .....................        54,618         (6,850)        69,977         (5,502)            --        112,243
Selling, general and
  administration .................        65,659         (5,983)        59,077          4,842             --        123,595
Restructuring and impairment
  charges ........................            --             --            942             --             --            942
                                     -----------    -----------    -----------    -----------    -----------    -----------
(Loss) earnings from operations ..       (11,041)          (867)         9,958        (10,344)            --        (12,294)
Interest expense (income), net ...        18,052            989           (772)          (217)            --         18,052
Gain on legal settlements ........        (4,136)            --             --             --             --         (4,136)
(Gain) loss on divestiture of
  businesses .....................        (3,078)        (3,682)            --          3,030             --         (3,730)
Equity in loss (earnings) of
  affiliated companies ...........         1,470             --           (603)            --          3,677          4,544
Minority interest in earnings
  (loss) of subsidiaries .........         3,516             --            (78)        (4,803)            --         (1,365)
                                     -----------    -----------    -----------    -----------    -----------    -----------
(Loss) earnings before income
  taxes ..........................       (26,865)         1,826         11,411         (8,354)        (3,677)       (25,659)
Income tax (benefit) expense .....       (14,575)         1,113           (286)           379             --        (13,369)
                                     -----------    -----------    -----------    -----------    -----------    -----------
Net (loss) earnings ..............   $   (12,290)   $       713    $    11,697    $    (8,733)   $    (3,677)   $   (12,290)
                                     ===========    ===========    ===========    ===========    ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                      RESTATED
                                        LAND          WHOLLY-       MAJORITY-
                                    O'LAKES, INC.     OWNED           OWNED          NON-
                                       PARENT       CONSOLIDATED   CONSOLIDATED    GUARANTOR                      RESTATED
                                      COMPANY        GUARANTORS     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    -------------   ------------   ------------   ------------   ------------   ------------
                                                                           (UNAUDITED)
Net sales ........................   $ 2,338,344    $   167,723    $ 1,734,131    $    80,915    $        --    $ 4,321,113
Cost of sales ....................     2,176,331        150,725      1,523,648         88,954             --      3,939,658
                                     -----------    -----------    -----------    -----------    -----------    -----------
Gross profit .....................       162,013         16,998        210,483         (8,039)            --        381,455
Selling, general and
  administration .................       172,093         16,800        177,964          8,452             --        375,309
Restructuring and impairment
  charges ........................         2,800             --          5,418             --             --          8,218
                                     -----------    -----------    -----------    -----------    -----------    -----------
(Loss) earnings from operations ..       (12,880)           198         27,101        (16,491)            --         (2,072)
Interest expense (income), net ...        52,625          3,021         (2,211)          (435)            --         53,000
Gain on legal settlements ........       (36,835)            --             --             --             --        (36,835)
Gain on sale of intangible .......            --             --         (4,184)            --             --         (4,184)
(Gain) loss on divestiture of
  businesses .....................        (2,714)        (3,682)            --          1,461             --         (4,935)
Equity in (earnings) loss of
  affiliated companies ...........       (49,182)            --           (839)            --         20,199        (29,822)
Minority interest in earnings
  (loss) of subsidiaries .........         2,800             --            230         (4,485)            --         (1,455)
                                     -----------    -----------    -----------    -----------    -----------    -----------
Earnings (loss) before income
  taxes ..........................        20,426            859         34,105        (13,032)       (20,199)        22,159
Income tax (benefit) expense .....       (12,958)         1,526           (782)           989             --        (11,225)
                                     -----------    -----------    -----------    -----------    -----------    -----------
Net earnings (loss) ..............   $    33,384    $      (667)   $    34,887    $   (14,021)   $   (20,199)   $    33,384
                                     ===========    ===========    ===========    ===========    ===========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                      RESTATED
                                                        LAND          WHOLLY-    MAJORITY-
                                                     O'LAKES, INC.    OWNED        OWNED        NON-
                                                        PARENT     CONSOLIDATED CONSOLIDATED  GUARANTOR    RESTATED
                                                       COMPANY      GUARANTORS   GUARANTORS  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                     ------------- ------------ ------------ ------------ ------------ ------------
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ..............................   $  33,384    $    (667)   $  34,887    $ (14,021)   $ (20,199)   $  33,384
  Adjustments to reconcile net earnings
    (loss) to net cash provided (used) by
    operating activities:
    Depreciation and amortization ..................      37,908        2,885       33,963        2,524           --       77,280
    Amortization of deferred financing
       charges .....................................       2,289           --           --           --           --        2,289
    Bad debt expense ...............................         957           --        2,175           --           --        3,132
   Proceeds from patronage revolvement received ....         319           --           --           --           --          319
    Non-cash patronage income ......................        (530)          --           --           --           --         (530)
    (Increase) decrease in other assets ............     (31,394)       2,673      (15,334)       6,554        5,381      (32,120)
   Increase (decrease) in other liabilities ........       8,400         (654)      (2,928)         148           --        4,966
    Restructuring and impairment
       charges .....................................       2,800           --        5,418           --           --        8,218
    (Gain) loss on divestiture of
       businesses ..................................      (2,714)      (3,682)          --        1,461           --       (4,935)
    Equity in (earnings) loss of
      affiliated companies .........................     (49,182)          --         (839)          --       20,199      (29,822)
    Minority interest ..............................       2,800           --          230       (4,485)          --       (1,455)
    Other ..........................................      (6,988)          --          194          558           --       (6,236)
  Changes in current assets and liabilities, net
    of acquisitions and divestitures:
    Receivables ....................................     192,468      (10,407)      11,201       (6,791)     (79,272)     107,199
    Inventories ....................................     (14,816)      (2,569)      (1,124)        (887)          --      (19,396)
    Other current assets ...........................      88,124        7,112        3,530          (14)          --       98,752
    Accounts payable ...............................    (284,392)       2,219      (20,038)       1,730       17,133     (283,348)
    Accrued expenses ...............................      33,223       (4,847)       3,565        1,088           --       33,029
                                                       ---------    ---------    ---------    ---------    ---------    ---------
  Net cash provided (used) by
    operating activities ...........................      12,656       (7,937)      54,900      (12,135)     (56,758)      (9,274)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
       equipment ...................................     (39,355)      (1,083)     (14,338)      (2,482)          --      (57,258)
  Payments for investments .........................      (3,315)          (4)          --       (1,194)        (556)      (5,069)
  Proceeds from divestiture of
    businesses .....................................       3,351           --           --           --           --        3,351
  Proceeds from sale of investments ................      18,620          270        2,044          150           --       21,084
  Proceeds from sale of property, plant
    and equipment ..................................       5,963           --        5,692           --           --       11,655
  Dividends from investments in
       affiliated companies ........................       8,632           --           --           --           --        8,632
  Other ............................................       3,980           --           --           --           --        3,980
                                                       ---------    ---------    ---------    ---------    ---------    ---------
  Net cash used by investing activities ............      (2,124)        (817)      (6,602)      (3,526)        (556)     (13,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt ...........      30,603       (7,588)      (4,169)       8,391       15,170       42,407
  Proceeds from issuance of long-term
    debt ...........................................       4,520          229           --           24           --        4,773
  Payments on principal of long-term
    debt ...........................................     (87,588)          --      (44,610)      (2,421)      52,844      (81,775)
  Payments for redemption of member
    equities .......................................     (36,970)          --           --           --           --      (36,970)
  Other ............................................      (3,642)       5,994         (581)      11,102      (10,700)       2,173
                                                       ---------    ---------    ---------    ---------    ---------    ---------

  Net cash (used) provided by financing
    activities......................................     (93,077)      (1,365)     (49,360)      17,096       57,314     (69,392)
                                                       ---------    ---------    ---------   ----------    ---------    --------
  Net (decrease) increase in cash and
    short-term investments..........................     (82,545)     (10,119)      (1,062)       1,435           --     (92,291)
Cash and short-term investments at
  beginning period..................................     111,054        9,090       (1,027)      11,052           --     130,169
                                                       ---------    ---------    ---------   ----------    ---------    --------
Cash and short-term investments at end
  of period.........................................   $  28,509    $  (1,029)   $  (2,089)  $   12,487    $      --    $ 37,878
                                                       =========    =========    =========   =---======    =========    ========

                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                                        2003                  2002
                                                                                    ------------          -----------
                                                                                             ($ IN THOUSANDS)
                                                                                                (UNAUDITED)
ASSETS

Current assets:
  Cash and short-term investments..........................................         $      2,557          $       356
  Receivables, net.........................................................               46,946              127,382
  Receivable from legal settlement.........................................                   --                6,000
  Inventories..............................................................              113,998              113,078
  Prepaid expenses and other current assets................................                8,294                7,835
  Note receivable -- Land O'Lakes, Inc.....................................              124,203               29,493
                                                                                    ------------          -----------
          Total current assets.............................................              295,998              284,144
Investments................................................................               19,808               22,973
Property, plant and equipment, net.........................................              239,049              251,739
Goodwill, net..............................................................              122,137              122,486
Other intangibles..........................................................               96,005               96,804
Other assets...............................................................               28,478               28,762
                                                                                    ------------          -----------
          Total assets.....................................................         $    801,475          $   806,908
                                                                                    ============          ===========
LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations.........................................         $        977          $     2,400
  Accounts payable.........................................................              102,793              121,219
  Accrued expenses.........................................................               29,552               48,134
                                                                                    ------------          -----------
          Total current liabilities........................................              133,322              171,753
Employee benefits and other liabilities....................................               27,984               29,447
Minority interests.........................................................                6,436                2,960
Equities:
  Contributed capital......................................................              515,376              515,376
  Retained earnings........................................................              118,357               87,372
                                                                                    ------------          -----------
          Total equities...................................................              633,733              602,748
                                                                                    ------------          -----------
Commitments and contingencies
Total liabilities and equities.............................................         $    801,475          $   806,908
                                                                                    ============          ===========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                              2003           2002            2003          2002
                                           -----------    -----------    -----------    -----------
                                                               ($ IN THOUSANDS)
                                                                 (UNAUDITED)
Net sales ..............................   $   582,259    $   602,891    $ 1,776,015    $ 1,798,643
Cost of sales ..........................       522,109        530,858      1,577,419      1,583,446
                                           -----------    -----------    -----------    -----------
Gross profit ...........................        60,150         72,033        198,596        215,197
Selling, general and administration ....        57,509         60,378        174,947        181,208
Restructuring and impairment charges ...            --            942            707          5,418
                                           -----------    -----------    -----------    -----------
Earnings from operations ...............         2,641         10,713         22,942         28,571
Interest income, net ...................        (1,619)          (737)        (4,867)        (2,081)
Gain on legal settlements ..............          (207)            --         (3,209)            --
Gain on sale of intangible .............            --             --             --         (4,184)
Loss (gain) on sale of investment ......            26             --           (820)            --
Equity in earnings of affiliated
  companies ............................          (248)          (576)          (804)          (839)
Minority interest in earnings of
  subsidiaries .........................           378            194          1,117            680
                                           -----------    -----------    -----------    -----------
Earnings before income taxes ...........         4,311         11,832         31,525         34,995
Income tax expense .....................           222            259            540            565
                                           -----------    -----------    -----------    -----------
Net earnings ...........................   $     4,089    $    11,573    $    30,985    $    34,430
                                           ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                              2003          2002
                                                                           ---------     ---------
                                                                               ($ IN THOUSANDS)
                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings .........................................................   $  30,985     $  34,430
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization .....................................      29,942        34,333
     Bad debt expense ..................................................       1,777         2,175
     Receivable from legal settlement ..................................       6,000            --
     Decrease (increase) in other assets ...............................         284       (15,101)
     Decrease in other liabilities .....................................      (1,431)       (2,993)
     Restructuring and impairment charges ..............................         707         5,418
     Equity in earnings of affiliated companies ........................        (804)         (839)
     Minority interest .................................................       1,117           680
     Gain on sale of investments .......................................        (820)           --
  Changes in current assets and liabilities, net of acquisitions and divestitures:
     Receivables .......................................................      78,659         7,815
     Inventories .......................................................         870           875
     Other current assets ..............................................       2,311         3,552
     Accounts payable ..................................................     (42,947)      (21,853)
     Accrued expenses ..................................................          --         3,919
                                                                           ---------     ---------
  Net cash provided by operating activities ............................     106,650        52,411
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...........................     (16,039)      (14,298)
  Proceeds from sale of investments ....................................       3,000         2,044
  Proceeds from sale of property, plant and equipment ..................       1,936         5,692
  Other ................................................................       2,540            --
                                                                           ---------     ---------
    Net cash used by investing activities ..............................      (8,563)       (6,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt ..........................................      (1,176)       (2,000)
  Proceeds from note receivable from Land O'Lakes, Inc. ................     370,790       339,982
  Payments on note payable to Land O'Lakes, Inc. .......................    (465,500)     (386,850)
                                                                           ---------     ---------
  Net cash used by financing activities ................................     (95,886)      (48,868)
                                                                           ---------     ---------
  Net increase (decrease) in cash and short-term
    investments ........................................................       2,201        (3,019)
Cash and short-term investments at beginning of period .................         356         3,019
                                                                           ---------     ---------
Cash and short-term investments at end of period .......................   $   2,557     $      --
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

2. RECEIVABLES

      A summary of receivables is as follows:

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     2003           2002
                                                 -------------  ------------
Trade accounts ..............................      $ 38,108      $ 22,458
Notes and contracts .........................         2,872        23,494
Notes from sale of trade receivables (see
Note 3)......................................            --        83,158
Other .......................................        18,351         8,871
                                                   --------      --------
                                                     59,331       137,981
Less allowance for doubtful accounts ........        12,385        10,599
                                                   --------      --------
Total receivables, net ......................      $ 46,946      $127,382
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

4. INVENTORIES

      A summary of inventories is as follows:

                                SEPTEMBER 30,   DECEMBER 31,
                                    2003            2002
                                -------------   ------------
Raw materials ...............     $ 76,936       $ 83,187
Finished goods ..............       37,062         29,891
                                  --------       --------
Total inventories ...........     $113,998       $113,078
                                  ========       ========

5. INVESTMENTS

      The Company's investments are as follows:

                                                                         SEPTEMBER 30,               DECEMBER 31,
                                                                             2003                       2002
                                                                       ---------------            ----------------
New Feeds, LLC................................................         $         3,054            $          3,033
Agland-Land O'Lakes Feed, LLC.................................                   2,432                       2,585
Pro-Pet, LLC..................................................                   2,150                       2,326
Northern Country Feeds, LLC...................................                   1,762                       1,704
LOL Farmland Feed SPV, LLC....................................                   1,000                       1,000
CalvaAlto Liquid, LLC.........................................                   1,302                       1,302
Strauss Feeds, LLC............................................                   1,336                       1,041
Nutrikowi Farmland, S.A. de C.V...............................                     876                         876
Dakotaland Feeds, LLC.........................................                     839                         744
Harmony Farms, LLC............................................                      --                       2,435
Other.........................................................                   5,057                       5,927
                                                                       ---------------            ----------------
Total investments.............................................         $        19,808            $         22,973
                                                                       ===============            ================

6. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The change in the carrying amount of goodwill for the nine months ended September 30, 2003, is as follows.

Balance as of December 31, 2002.............................    $    122,486
  Amortization expense......................................            (349)
                                                                ------------
Balance as of September 30, 2003............................    $    122,137
                                                                ============

OTHER INTANGIBLE ASSETS

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                           2003           2002
                                                                                      -------------    ------------
Amortized other intangible assets Trademarks, less accumulated
  amortization of $320 and $240, respectively ..................................        $    562         $   621
  Patents, less accumulated amortization of $2,299 and $1,106, respectively ....          14,074          14,978
  Agreements not to compete, less accumulated amortization of $778 and
    $560, respectively .........................................................             623             775
  Other intangible assets, less accumulated amortization of $6,147 and
    $5,991, respectively .......................................................           3,783           3,467
                                                                                        --------         -------
Total amortized other intangible assets ........................................          19,042          19,841
Total non-amortized other intangible assets-trademarks .........................          76,963          76,963
                                                                                        --------         -------
Total other intangible assets ..................................................        $ 96,005         $96,804
                                                                                        ========         =======

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

      A summary of the restructuring reserve for the nine months ended September 30, 2003 is as follows:

                                   BALANCE                                                  BALANCE
                                 DECEMBER 31,       CHARGE TO          UTILIZED           SEPTEMBER 30,
                                    2002             EXPENSE           IN 2003                2003
                                 ------------       ---------          --------           -------------
Termination benefits........           $6,396          $  615           $5,479                $1,532
                                       ======          ======           ======                ======

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

      The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods indicated, are as follows:

                                                                             NINE
                                                                         MONTHS ENDED                  YEAR ENDED
                                                                         SEPTEMBER 30,                DECEMBER 31,
                                                                             2003                         2002
                                                                        ---------------             ----------------
Total assets (end of period)..............................              $        30,730             $         23,433
Net sales.................................................                       83,998                       53,669
Net earnings..............................................                        2,260                          626

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

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2003

                                    LAND                    WHOLLY
                                  O'LAKES   WHOLLY OWNED    OWNED     WHOLLY OWNED
                                  FARMLAND  SUBSIDIARIES    PURINA    SUBSIDIARIES      NON-
                                  FEED LLC      OF          MILLS,     OF PURINA     GUARANTOR
                                  PARENT     LOLFF LLC    LLC PARENT   MILLS, LLC   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                 ---------  ------------  ----------  ------------  ------------  ------------  ------------
                                                                      ($ IN THOUSANDS)
                                                                           ASSETS
Current assets:
  Cash and short-term
   investments.................  $   2,557  $         --  $       --  $         --  $         --  $         --  $      2,557
  Receivables, net.............     30,489        26,267          --           709        14,607       (25,126)       46,946
  Inventories..................     88,251        18,050          --           517         7,180            --       113,998
  Prepaid expenses and other
  current assets...............      4,515           323       3,152             4           300            --         8,294
  Note receivable - Land
   O'Lakes, Inc................    124,203            --          --            --            --            --       124,203
                                 ---------  ------------  ----------  ------------  ------------  ------------  ------------
   Total current assets........    250,015        44,640       3,152         1,230        22,087       (25,126)      295,998
Investments....................    205,034           764          --         1,769         1,303      (189,062)       19,808
Property, plant and
  equipment, net...............     99,116         6,991     126,574         1,055         5,313            --       239,049
Goodwill.......................    118,206         3,656          --            --           275            --       122,137
Other intangibles..............     94,805           939          --            --           261            --        96,005
Other assets...................     25,638         1,349          --            --         1,491            --        28,478
                                 ---------  ------------  ----------  ------------  ------------  ------------  ------------
   Total assets................  $ 792,814  $     58,339  $  129,726  $      4,054  $     30,730  $   (214,188) $    801,475
                                 =========  ============  ==========  ============  ============  ============  ============

                                                                  LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
   obligations.................  $     977  $         --  $       --  $         --  $         --  $         --  $        977
  Accounts payable.............    102,740        18,001          --            --         7,178       (25,126)      102,793
  Accrued expenses.............     25,640         1,362          --           175         2,375            --        29,552
                                 ---------  ------------  ----------  ------------  ------------  ------------  ------------
   Total current liabilities...    129,357        19,363          --           175         9,553       (25,216)      133,322
Employee benefits and other
  liabilities..................     26,674            --          --            --         1,310            --        27,984
Minority interests.............      3,050            --          --            --         3,386            --         6,436
Equities:
  Contributed capital..........    515,376        16,305      83,939        10,436        13,260      (123,940)      515,376
  Retained earnings............    118,357        22,671      45,787        (6,557)        3,221       (65,122)      118,357
                                 ---------  ------------  ----------  ------------  ------------  ------------  ------------
   Total equities..............    633,733        38,976     129,726         3,879        16,481      (189,062)      633,733
                                 ---------  ------------  ----------  ------------  ------------  ------------  ------------
Commitments and contingencies
   Total liabilities and
   equities...................   $ 792,814  $     58,339  $  129,726  $      4,054  $     30,730  $   (214,188) $    801,475
                                 =========  ============  ==========  ============  ============  ============  ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                LAND                     WHOLLY
                               O'LAKES   WHOLLY OWNED     OWNED    WHOLLY OWNED
                              FARMLAND   SUBSIDIARIES    PURINA    SUBSIDIARIES     NON-
                              FEED LLC       OF          MILLS,     OF PURINA     GUARANTOR
                               PARENT     LOLFF LLC    LLC PARENT   MILLS, LLC   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              ---------  ------------  ----------  ------------  ------------  ------------  ------------
                                                                                 ($ IN THOUSANDS)
Net sales.................    $ 492,581  $     19,329  $       --  $     11,055  $     59,294  $         --  $    582,259
Cost of sales.............      435,944        16,392       5,570         9,758        54,445            --       522,109
                              ---------  ------------  ----------  ------------  ------------  ------------  ------------
Gross profit..............       56,637         2,937      (5,570)        1,297         4,849            --        60,150
Selling, general and
  administrative..........       52,511         2,184          27            80         2,707            --        57,509
                              ---------  ------------  ----------  ------------  ------------  ------------  ------------
Earnings (loss) from
  operations..............        4,126           753      (5,597)        1,217         2,142            --         2,641
Interest income, net......       (1,577)          (33)         --            --            (9)           --        (1,619)
Gain on legal
  settlements.............           --            --        (207)           --            --            --          (207)
Loss on sale of
  investment..............           --            --          --            26            --            --            26
Equity in loss (earnings)
  of affiliated
  companies...............        1,475            --          --           (91)           --        (1,632)         (248)
Minority interest in
  earnings of
  subsidiaries............          139            --          --            --           239            --           378
                              ---------  ------------  ----------  ------------  ------------  ------------  ------------
Earnings (loss) before
  income taxes............        4,089           786      (5,390)        1,282         1,912         1,632         4,311
Income tax expense........           --            --          --            --           222            --           222
                              ---------  ------------  ----------  ------------  ------------  ------------  ------------
Net earnings (loss).......    $   4,089  $        786  $   (5,390) $      1,282  $      1,690  $      1,632  $      4,089
                              =========  ============  ==========  ============  ============  ============  ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                            LAND                      WHOLLY
                           O'LAKES    WHOLLY OWNED    OWNED     WHOLLY OWNED
                          FARMLAND    SUBSIDIARIES    PURINA    SUBSIDIARIES     NON-
                          FEED LLC        OF          MILLS,      OF PURINA    GUARANTOR
                           PARENT      LOLFF LLC    LLC PARENT   MILLS, LLC   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                         -----------  ------------  ----------  ------------  ------------  ------------  ------------
                                                                ($ IN THOUSANDS)
Net sales..............  $ 1,580,614  $     74,153  $       --  $     37,250  $     83,998  $         --  $  1,776,015
Cost of sales..........    1,385,160        66,273      17,685        33,327        75,974            --     1,577,419
                         -----------  ------------  ----------  ------------  ------------  ------------  ------------
Gross profit...........      195,454         7,880     (17,685)        4,923         8,024            --       198,596
Selling, general and
  administrative.......      161,665         6,828       1,603           256         4,595            --       174,947
Restructuring and
  impairment charges...          707            --          --            --            --            --           707
                         -----------  ------------  ----------  ------------  ------------  ------------  ------------
Earnings (loss) from
  operations...........       33,082         1,052     (19,288)        4,667         3,429            --        22,942
Interest (income)
  expense, net.........       (4,856)          (33)         --            --            22            --        (4,867)
Gain on legal
  settlements..........           --            --      (3,209)           --            --            --        (3,209)
Gain on sale of
  investment...........           --            --          --          (820)           --            --          (820)
Equity in loss(earnings)
   of affiliated
   companies...........        6,443            --          --           179            --        (7,426)         (804)
Minority interest in
  earnings of
  subsidiaries.........          510            --          --            --           607            --         1,117
                         -----------  ------------  ----------  ------------  ------------  ------------  ------------
Earnings (loss)
  before income taxes..       30,985         1,085     (16,079)        5,308         2,800         7,426        31,525
Income tax expense.....           --            --          --            --           540            --           540
                         -----------  ------------  ----------  ------------  ------------  ------------  ------------
Net earnings (loss)....  $    30,985  $      1,085  $  (16,079) $      5,308  $      2,260  $      7,426  $     30,985
                         ===========  ============  ==========  ============  ============  ============  ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                       LAND                    WHOLLY
                                     O'LAKES   WHOLLY OWNED    OWNED     WHOLLY OWNED
                                     FARMLAND  SUBSIDIARIES    PURINA    SUBSIDIARIES      NON-
                                     FEED LLC      OF          MILLS,     OF PURINA     GUARANTOR
                                      PARENT    LOLFF LLC    LLC PARENT   MILLS, LLC   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                     --------  ------------  ----------  ------------  ------------  ------------  ------------
                                                                        ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss)..............  $ 30,985  $      1,085  $  (16,079) $      5,308  $      2,260  $      7,426  $     30,985
  Adjustments to reconcile net
    earnings (loss) to net
    cash provided (used) by
    operating activities:
   Depreciation and
    amortization...................    10,732         1,140      17,686            18           366            --        29,942
   Bad debt expense................     1,777            --          --            --            --            --         1,777
   Receivable from legal
    settlement.....................     6,000            --          --            --            --            --         6,000
   Decrease (increase) in
    other assets...................       907           351          --            --         1,726        (2,700)          284
    (Decrease) increase in
    other liabilities..............   (11,745)          516          --            --         3,647         6,151        (1,431)
   Restructuring and
    impairment charges.............       707            --          --            --            --            --           707
   Equity in loss (earnings)
    of affiliated companies........     6,443            --          --           179            --        (7,426)         (804)
   Minority interests..............       510            --          --            --           607            --         1,117
   Gain on sale of investment......        --            --          --          (820)           --            --          (820)
  Changes in current assets and
   liabilities, net of acquisitions
   and divestitures:
   Receivables.....................   140,350        (2,124)         --           658        (8,179)      (52,046)       78,659
   Inventories.....................     4,341        (2,293)         --         1,417        (2,595)           --           870
   Other current assets............     2,406            (1)         --            (4)          (90)           --         2,311
   Accounts payable................   (71,679)       (3,799)         --          (997)        3,522        30,006       (42,947)
   Accrued expenses................     2,512        (1,593)         --          (521)         (398)           --            --
                                     --------  ------------  ----------  ------------  ------------  ------------  ------------
  Net cash provided (used) by
   operating activities............   124,246        (6,718)      1,607         5,328           866       (18,589)      106,650
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant
   and equipment...................   (15,137)         (560)         --            --          (342)           --       (16,039)
 Proceeds from sale of
  investments......................     3,000            --          --            --            --            --         3,000
 Proceeds from sale of
  property, plant and equipment....       789            --       1,147            --            --            --         1,936
  Other............................       937            --       1,603            --            --            --         2,540
                                     --------  ------------  ----------  ------------  ------------  ------------  ------------
  Net cash (used) provided by
   investing activities............   (10,411)         (560)      2,750            --          (342)           --        (8,563)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
   (Decrease) increase in
   short- term debt................    (1,176)           --          --            --        (2,341)        2,341        (1,176)
  Proceeds from note receivable
    from Land O'Lakes, Inc.........   370,790            --          --            --            --            --       370,790
  Payments on note payable to
  Land O'Lakes, Inc................  (465,500)           --          --            --            --            --      (465,500)

 Distributions from Purina
   Mills, LLC........................        --            --     (10,940)       (5,308)           --        16,248            --
                                       --------  ------------  ----------  ------------  ------------  ------------  ------------
 Net cash (used) provided by
   financing activities.............    (95,886)           --     (10,940)       (5,308)       (2,341)       18,589       (95,886)
                                       --------  ------------  ----------  ------------  ------------  ------------  ------------
 Net increase (decrease) in
   cash and short-term
   investments.......................    17,950        (7,278)     (6,584)          (70)       (1,817)           --         2,201
Cash and short-term
   investments at beginning of
   period............................   (15,393)        7,278       6,584            70         1,817            --           356
                                       --------  ------------  ----------  ------------  ------------  ------------  ------------
Cash and short-term
  investments at end of period.......  $  2,557  $         --  $       --  $         --  $         --  $         --  $      2,557
                                       ========  ============  ==========  ============  ============  ============  ============

                         LAND O'LAKES FARMLAND FEED LLC

           SUPPLEMENTAL CONSOLIDATING BALANCE SHEET DECEMBER 31, 2002

                                LAND                     WHOLLY
                               O'LAKES   WHOLLY OWNED     OWNED    WHOLLY OWNED
                              FARMLAND   SUBSIDIARIES    PURINA    SUBSIDIARIES      NON-
                              FEED LLC        OF         MILLS,      OF PURINA    GUARANTOR
                               PARENT     LOLFF LLC    LLC PARENT    MILLS, LLC  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              ---------  ------------  ----------  ------------  ------------  ------------  ------------
                                                                  ($ IN THOUSANDS)
                                                                      ASSETS
Current assets:
 Cash and short-term
   investments..............  $ (15,393) $      7,278  $    6,550  $         70  $      1,817  $         --  $        356
 Receivables, net...........    173,416        20,156      22,509         1,367         6,428       (96,494)      127,382
 Receivable from legal
   settlement...............         --            --       6,000            --            --            --         6,000
  Inventories...............     45,693        15,757      45,109         1,934         4,585            --       113,078
 Prepaid expenses and
  other current assets......      3,224           322       4,079            --           210            --         7,835
 Note receivable - Land
   O'Lakes, Inc.............     29,493            --      57,759            --            --       (57,759)       29,493
                              ---------  ------------  ----------  ------------  ------------  ------------  ------------
   Total current assets.....    236,467        43,513     142,006         3,371        13,040      (154,253)      284,144
Investments.................    473,350           258          --         5,491         2,196      (458,322)       22,973
Property, plant and
  equipment, net............     83,735         7,530     154,023         1,114         5,337            --       251,739
Goodwill....................     12,815         3,656     105,202            --           813            --       122,486
Other intangibles...........         84         2,639      93,984            --            97            --        96,804
Other assets................      7,959            --      21,553            --         1,950        (2,700)       28,762
                              ---------  ------------  ----------  ------------  ------------  ------------  ------------
   Total assets.............  $ 814,410  $     57,596  $  516,768  $      9,976  $     23,433  $   (615,275) $    806,908
                              =========  ============  ==========  ============  ============  ============  ============
                                                               LIABILITIES AND EQUITIES
Current liabilities:
 Notes and short-term
   obligations..............  $   2,000  $         --  $       --  $         --  $      2,341  $     (2,341) $      2,000
 Accounts payable...........    190,263        22,803      47,656         5,302         3,656      (148,461)      121,219
 Accrued expenses...........     17,888         2,955      23,822           696         2,773            --        48,134
                              ---------  ------------  ----------  ------------  ------------  ------------  ------------
   Total current
    liabilities.............    210,151        25,758      71,478         5,998         8,770      (150,802)      171,353
Notes payable -- Land O'Lakes,
 Inc.-- noncurrent..........        --          2,700          --            --            --        (2,700)           --
Employee benefits and
  other liabilities.........      1,482            --      28,411            --         3,405        (3,451)       29,847
Minority interests..........         --            --          29            --         2,931            --         2,960
Equities:
 Contributed capital........    515,376        16,272     358,017         8,882         7,420      (390,980)      515,376
 Retained earnings
   (accumulated deficit)....     87,372        12,866      58,862        (4,904)          907       (67,731)       87,372
                              ---------  ------------  ----------  ------------  ------------  ------------  ------------
   Total equities...........    602,748        29,138     416,879         3,978         8,327      (458,322)      602,748
                              ---------  ------------  ----------  -----------   ------------  ------------  -----------
Commitments and
  contingencies Total
  liabilities and equities..  $ 814,410  $     57,596  $  516,768  $      9,976  $     23,433  $   (615,275) $    806,908
                              =========  ============  ==========  ============  ============  ============  ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                        LAND                       WHOLLY
                                       O'LAKES    WHOLLY OWNED      OWNED    WHOLLY OWNED
                                      FARMLAND    SUBSIDIARIES     PURINA    SUBSIDIARIES      NON-
                                      FEED LLC         OF          MILLS,     OF PURINA     GUARANTOR
                                       PARENT       LOLFF LLC    LLC PARENT   MILLS, LLC   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                   -------------  ------------  -----------  ------------  ------------  ------------  ------------
                                                                           ($ IN THOUSANDS)
Net sales........................  $     331,513  $     53,264  $   198,226   $    6,863   $     13,025  $         --  $    602,891
Cost of sales....................        303,050        48,720      163,029        5,090         10,969            --       530,858
                                   -------------  ------------  -----------  -----------   ------------  ------------  ------------
Gross profit.....................         28,463         4,544       35,197        1,773          2,056            --        72,033
Selling, general and
  administrative.................         28,511         3,158       24,581        2,739          1,389            --        60,378
Restructuring and impairment
  charges........................            942            --           --           --             --            --           942
                                   -------------  ------------  -----------  -----------   ------------  ------------  ------------
(Loss) earnings from operations..           (990)        1,386       10,616         (966)           667            --        10,713
Interest (income) expense,
  net............................           (546)           98         (319)          (5)            35            --          (737)
Equity in (earnings) loss of
  affiliated companies...........        (12,016)           --          101         (191)            --        11,530          (576)
Minority interest in (loss)
  earnings of subsidiaries.......             (1)           25         (102)          --            272            --           194
                                   -------------  ------------  -----------  -----------   ------------  ------------  ------------
Earnings (loss) before income
  taxes..........................         11,573         1,263       10,936         (770)           360       (11,530)       11,832
Income tax expense...............             --            --           --           --            259            --           259
                                   -------------  ------------  -----------  -----------   ------------  ------------  ------------
Net earnings (loss)..............  $      11,573  $      1,263  $    10,936   $     (770)  $        101  $    (11,530) $     11,573
                                   =============  ============  ===========  ===========   ============  ============  ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                       LAND                      WHOLLY
                                      O'LAKES    WHOLLY OWNED     OWNED      WHOLLY OWNED
                                     FARMLAND    SUBSIDIARIES     PURINA     SUBSIDIARIES      NON-
                                     FEED LLC         OF          MILLS,       OF PURINA     GUARANTOR
                                      PARENT       LOLFF LLC    LLC PARENT    MILLS, LLC   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                   -----------   ------------  -----------   ------------  ------------  ------------  ------------
                                                                           ($ IN THOUSANDS)
Net sales .......................  $   997,869   $   141,592   $   598,057   $    20,805    $    40,320   $        --   $ 1,798,643
Cost of sales ...................      909,949       128,452       493,981        15,458         35,606            --     1,583,446
                                   -----------   -----------   -----------   -----------    -----------   -----------   -----------
Gross profit ....................       87,920        13,140       104,076         5,347          4,714            --       215,197
Selling, general and
  administrative ................       84,357         8,662        76,641         7,822          3,726            --       181,208
Restructuring and impairment
  charges .......................        5,418            --            --            --             --            --         5,418
                                   -----------   -----------   -----------   -----------    -----------   -----------   -----------
(Loss) earnings from
  operations ....................       (1,855)        4,478        27,435        (2,475)           988            --        28,571
Interest (income) expense, net ..       (1,646)          339          (894)          (10)           130            --        (2,081)
Gain on sale of intangible ......       (4,184)           --            --            --             --            --        (4,184)
Equity in (earnings) loss of
  affiliated companies ..........      (30,454)           --            44           443             --        29,128          (839)
Minority interest in (loss)
  earnings of subsidiaries ......           (1)          231            --            --            450            --           680
                                   -----------   -----------   -----------   -----------    -----------   -----------   -----------
Earnings (loss) before income
  taxes .........................       34,430         3,908        28,285        (2,908)           408       (29,128)       34,995
Income tax expense ..............           --            --            --            --            565            --           565
                                   -----------   -----------   -----------   -----------    -----------   -----------   -----------
Net earnings (loss) .............  $    34,430   $     3,908   $    28,285   $    (2,908)   $      (157)  $   (29,128)  $    34,430
                                   ===========   ===========   ===========   ===========    ===========   ===========   ===========

                         LAND O'LAKES FARMLAND FEED LLC
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                 LAND                     WHOLLY
                                               O'LAKES    WHOLLY OWNED     OWNED    WHOLLY OWNED
                                               FARMLAND   SUBSIDIARIES     PURINA   SUBSIDIARIES
                                               FEED LLC       OF          MILLS,     OF PURINA
                                                PARENT     LOLFF LLC    LLC PARENT  MILLS, LLC
                                              ---------   ------------  ----------  ------------
                                                            ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss) ......................  $  34,430    $   3,908     $  28,285    $  (2,908)
  Adjustments to reconcile net earnings
   (loss) to net cash provided (used) by
   operating activities:
   Depreciation and amortization ...........     11,676          710        21,234          189
   Bad debt expense ........................      2,175           --            --           --
   Decrease (increase) in other assets .....     30,080           (5)       (2,640)        (152)
    (Decrease) increase in other
     liabilities ...........................       (340)      (3,624)        1,058           --
   Restructuring and impairment charges ....      5,418           --            --           --
   Equity in (earnings) loss of affiliated
     companies .............................    (30,454)          --            44          443
   Minority interest .......................         (1)         231            --           --
  Changes in current assets and liabilities,
   net of acquisitions and divestitures:
   Receivables .............................    (28,256)      (4,346)        2,621         (433)
   Inventories .............................     (3,594)       1,853            68          550
   Other current assets ....................      1,558          539         1,426           (2)
   Accounts payable ........................     36,684        5,588       (16,260)       1,933
   Accrued expenses ........................      9,528          694        (6,892)         235
                                              ---------    ---------     ---------    ---------
  Net cash provided (used) by operating
   activities ..............................     68,904        5,548        28,944         (145)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
   equipment ...............................     (7,799)        (444)       (5,798)        (143)
  Proceeds from sale of investments ........      1,592           --           452           --
  Proceeds from sale of property, plant
   and equipment ...........................      5,692           --            --           --
                                              ---------    ---------     ---------    ---------
  Net cash used by investing activities ....       (515)        (444)       (5,346)        (143)

                                                    NON-
                                                 GUARANTOR
                                                SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                ------------  ------------  ------------
                                                            ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss) ......................     $    (157)    $ (29,128)     $  34,430
  Adjustments to reconcile net earnings
   (loss) to net cash provided (used) by
   operating activities:
   Depreciation and amortization ...........           524            --         34,333
   Bad debt expense ........................            --            --          2,175
   Decrease (increase) in other assets .....         1,318       (43,702)       (15,101)
    (Decrease) increase in other
     liabilities ...........................           (87)           --         (2,993)
   Restructuring and impairment charges ....            --            --          5,418
   Equity in (earnings) loss of affiliated
     companies .............................            --        29,128           (839)
   Minority interest .......................           450            --            680
  Changes in current assets and liabilities,
   net of acquisitions and divestitures:
   Receivables .............................        (3,387)       41,616          7,815
   Inventories .............................         1,998            --            875
   Other current assets ....................            31            --          3,552
   Accounts payable ........................          (629)      (49,169)       (21,853)
   Accrued expenses ........................           354            --          3,919
                                                 ---------     ---------      ---------
  Net cash provided (used) by operating
   activities ..............................           415       (51,255)        52,411
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
   equipment ...............................          (114)           --        (14,298)
  Proceeds from sale of investments ........            --            --          2,044
  Proceeds from sale of property, plant
   and equipment ...........................            --            --          5,692
                                                 ---------     ---------      ---------
  Net cash used by investing activities ....          (114)           --         (6,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in short-term debt ..     (2,000)         --            --          --
  Proceeds from note receivable from Land
   O'Lakes, Inc. ...........................    339,982          --            --          --
  Payments on note payable to Land
   O'Lakes, Inc. ...........................   (402,025)     (1,610)      (32,212)         --
                                              ---------   ---------     ---------   ---------
  Net cash (used) provided by financing
   activities ..............................    (64,043)     (1,610)      (32,212)         --
                                              ---------   ---------     ---------   ---------
  Net increase (decrease) in cash ..........      4,346       3,494        (8,614)       (288)
Cash and short-term investments at
  beginning of period ......................    (19,774)      4,377        14,156         214
                                              ---------   ---------     ---------   ---------
Cash and short-term investments at end of
  period ...................................  $ (15,428)  $   7,871     $   5,542   $     (74)
                                              =========   =========     =========   =========

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in short-term debt ..            --          --      (2,000)
  Proceeds from note receivable from Land
   O'Lakes, Inc. ...........................            --          --     339,982
  Payments on note payable to Land
   O'Lakes, Inc. ...........................        (2,258)     51,255    (386,850)
                                                 ---------   ---------   ---------
  Net cash (used) provided by financing
   activities ..............................        (2,258)     51,255     (48,868)
                                                 ---------   ---------   ---------
  Net increase (decrease) in cash ..........        (1,957)         --      (3,019)
Cash and short-term investments at
  beginning of period ......................         4,046          --       3,019
                                                 ---------   ---------   ---------
Cash and short-term investments at end of
  period ...................................     $   2,089   $      --   $      --
                                                 =========   =========   =========

                                PURINA MILLS, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                        2003             2002
                                                                                   ---------------  --------------
                                                                                     (UNAUDITED)
                                                                                          ($ IN THOUSANDS)
ASSETS
Current assets:
  Cash and short-term investments...............................................   $           251  $        6,654
  Receivables, net..............................................................               693          23,990
  Receivable from legal settlement..............................................                --           6,000
  Inventories...................................................................               964          47,620
  Prepaid expenses and other current assets.....................................             3,181           4,079
  Note receivable from Land O'Lakes Farmland Feed LLC...........................                --          57,759
                                                                                   ---------------  --------------
        Total current assets....................................................             5,089         146,102
Investments.....................................................................             1,770           5,491
Property, plant and equipment, net..............................................           128,871         156,291
Goodwill........................................................................                60         105,202
Other intangibles...............................................................                --          94,044
Other assets....................................................................                --          21,547
                                                                                   ---------------  --------------
        Total assets............................................................   $       135,790  $      528,677
                                                                                   ===============  ==============
LIABILITIES AND EQUITIES
Current liabilities:
  Accounts payable..............................................................               160          53,308
  Accrued expenses..............................................................             1,027          24,995
                                                                                   ---------------  --------------
        Total current liabilities...............................................             1,187          78,303
Employee benefits and other liabilities.........................................             1,080          29,493
Minority interests..............................................................                21              29
Equities:
  Contributed capital...........................................................            90,697         367,288
  Retained earnings.............................................................            42,805          53,564
                                                                                   ---------------  --------------
        Total equities..........................................................           133,502         420,852
                                                                                   ---------------  --------------
Commitments and contingencies
Total liabilities and equities..................................................   $       135,790  $      528,677
                                                                                   ===============  ==============

          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                               2003           2002            2003           2002
                                                             ---------      ---------      ---------      ---------
                                                                                ($ IN THOUSANDS)
                                                                                   (UNAUDITED)
Net sales ..............................................     $  11,808      $ 205,511      $  40,121      $ 620,293
Cost of sales ..........................................        15,981        168,439         52,597        510,512
                                                             ---------      ---------      ---------      ---------
Gross profit (loss) ....................................        (4,173)        37,072        (12,476)       109,781
Selling, general and administrative ....................           211         27,448          2,118         85,002
                                                             ---------      ---------      ---------      ---------
(Loss) earnings from operations ........................        (4,384)         9,624        (14,594)        24,779
Interest (income) expense, net .........................            --           (322)             3           (886)
Gain on legal settlements ..............................          (207)            --         (3,209)            --
Loss (gain) on sale of investment ......................            26             --           (820)            --
Equity in (earnings) loss of affiliated companies ......           (83)           (90)           199            487
Minority interest in (loss) earnings of subsidiaries ...            --            (62)            (8)             7
                                                             ---------      ---------      ---------      ---------
Net (loss) earnings ....................................     $  (4,120)     $  10,098      $ (10,759)     $  25,171
                                                             =========      =========      =========      =========

           See accompanying notes to consolidated financial statements

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       FOR THE NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                       --------------------------
                                                                                                           2003         2002
                                                                                                       -----------   ------------
                                                                                                            ($ IN THOUSANDS)
                                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings...............................................................................   $   (10,759)  $     25,171
  Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
    Depreciation and amortization...................................................................        17,704         21,423
    Increase in other assets........................................................................            --         (2,792)
     (Decrease) increase in other liabilities.......................................................          (570)         1,058
     Equity in loss of affiliated companies.........................................................           199            487
    Minority interest...............................................................................            (8)             7
    Gain on sale of investment......................................................................          (820)            --
    Loss on sale of property, plant and equipment...................................................         1,419             --
    Other...........................................................................................           582             --
  Changes in current assets and liabilities, net of acquisitions and divestitures:
    Receivables.....................................................................................           656          2,387
    Inventories.....................................................................................         1,541            618
    Other current assets............................................................................           937          1,424
    Accounts payable................................................................................          (475)       (14,327)
    Accrued expenses................................................................................          (845)        (6,657)
                                                                                                       -----------   ------------
  Net cash provided by operating activities.........................................................         9,561         28,799
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment........................................................            --         (5,941)
  Payments for investments..........................................................................            --            (15)
  Dividends from affiliated companies...............................................................           375             --
  Proceeds from sale of investments.................................................................         3,000            467
  Proceeds from sale of property, plant and equipment...............................................         1,147             --
                                                                                                       -----------   ------------
    Net cash provided (used) by investing activities................................................         4,522         (5,489)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable to Land O'Lakes  Farmland Feed LLC.......................................            --        (31,942)
  Cash distribution to parent.......................................................................       (20,486)            --
  Other.............................................................................................            --           (270)
                                                                                                       -----------   ------------
  Net cash used by financing activities.............................................................       (20,486)       (32,212)
                                                                                                       -----------   ------------
  Net decrease in cash and short-term investments...................................................        (6,403)        (8,902)
Cash and short-term investments at beginning of period..............................................         6,654         14,370
                                                                                                       -----------   ------------
Cash and short-term investments at end of period....................................................   $       251   $      5,468
                                                                                                       ===========   ============

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

4. SUPPLEMENTAL CASH FLOW INFORMATION

      On January 1, 2003, in connection with the transfer of the Purina license, the Company distributed net assets to Land O' Lakes Farmland Feed through a non-cash transaction. These net assets totaled $256.1 million and are summarized as follows:

                                             AT JANUARY 1,
                                                2003
                                             -------------
Current assets .........................       $ 131,911
Investments ............................           1,142
Property, plant, and equipment, net ....           6,015
Goodwill and other intangibles, net ....         199,186
Other assets ...........................          21,491
Current liabilities ....................         (75,796)
Other noncurrent liabilities ...........         (27,843)
                                               ---------
Total net assets distributed ...........       $ 256,106
                                               =========

5. RECEIVABLES

      A summary of receivables is as follows:

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       2003          2002
                                                   -------------  ------------
Trade receivables .............................       $   579       $   345
Notes from sale of trade receivables
 (see Note 6) .................................            --        26,717
Other .........................................           139         3,002
                                                      -------       -------
                                                          718        30,064
Less allowance for doubtful accounts ..........            25         6,074
                                                      -------       -------
Total receivables, net ........................       $   693       $23,990
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

7. INVENTORIES

      A summary of inventories is as follows:

                              SEPTEMBER 30,     DECEMBER 31,
                                   2003            2002
                              -------------     ------------
Raw materials .........          $   151          $33,207
Finished goods ........              813           14,413
                                 -------          -------
Total inventories .....          $   964          $47,620
                                 =======          =======


8. INVESTMENTS

      The Company's investments are as follows:

                                        SEPTEMBER 30,   DECEMBER 31,
                                            2003            2002
                                        -------------   ------------
Y-Not, LLC ......................          $  739          $  579
Eastern Block, Inc. .............             490             524
Eastgate Feed and Grain, LLC ....             374             296
Harmony Farms, LLC ..............              --           2,435
ESSV, LLC .......................              --             893
Other ...........................             167             764
                                           ------          ------
Total investments ...............          $1,770          $5,491
                                           ======          ======

During the nine months ended September 30, 2003, the Company sold its interest in Harmony Farms, LLC and ESSV, LLC for $3.0 million in cash and recorded a $0.8 million gain on the sale. On January 1, 2003 certain other investments were distributed to the Company's parent, Land O'Lakes Farmland Feed.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

Balance as of January 1, 2003 .....        $ 105,202
Distribution to parent company ....         (105,142)
                                           ---------
Balance as of September 30, 2003 ..        $      60
                                           =========

      On January 1, 2003, goodwill for the Company was distributed to the parent company, Land O'Lakes Farmland Feed.

OTHER INTANGIBLE ASSETS A summary of other intangible assets is as follows:

                                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                                     2003             2002
                                                                                                 -------------    ------------
Amortized other intangible assets:
  Patents, less accumulated amortization of $0 and $1,395, respectively ..................          $   --          $14,978
  Other intangible assets, less accumulated amortization of $0 and $670, respectively ....              --            2,103
                                                                                                    ------          -------
Total amortized other intangible assets ..................................................              --           17,081
Total non-amortized other intangible assets-trademarks ...................................              --           76,963
                                                                                                    ------          -------
Total other intangible assets ............................................................          $   --          $94,044
                                                                                                    ======          =======

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

      The notes are not guaranteed by certain majority-owned subsidiaries of the Company (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of the Company, as of and for the periods indicated, are as follows:

                            NINE
                         MONTHS ENDED       YEAR ENDED
                         SEPTEMBER 30,     DECEMBER 31,
                             2003             2002
                         -------------     ------------
Total assets .........     $ 1,790           $ 1,933
Net sales ............       2,871             1,859
Net loss .............         (43)             (625)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information has been amended to reflect the restatement of our consolidated financial statements as further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A and in Note 2 to Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part 1, Item 1 of this Form 10-Q/A.

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

                                             SEPTEMBER 30,
                                        ----------------------
                                         2003            2002
                                        ------          ------
                                             (IN MILLIONS)
AGRILIANCE:
  Investment .................          $125.6          $119.4
  Equity in earnings .........            41.6            35.3
CF INDUSTRIES:
  Investment .................          $249.5          $249.5
  Patronage income ...........              --              --

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

      DAIRY FOODS. Raw milk is the major commodity input for our Dairy Foods segment. For the nine months ended September 30, 2003, our raw milk input cost was $1,203.1million, or 60.7% of the cost of sales for our Dairy Foods segment. Cream, butter and bulk cheese are also significant dairy foods commodity inputs. Cost of sales for these inputs was $128.4 million for cream, $71.1 million for butter and $196.0 million for bulk cheese for the nine months ended September 30, 2003. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

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

      We also maintain significant inventories of butter and cheese for sale to our retail and food service customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the nine months ended September 30, 2003, branded and private label retail, deli and foodservice net sales of cheese and butter represented $747.3 million, or 35.8% of our Dairy Foods segment's net sales.

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

RESULTS OF OPERATIONS

                                                                                               RESTATED
                                                                                          THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                       --------------------------------------------------------
                                                                                  2003                          2002
                                                                       ------------------------      -------------------------
                                                                                          % OF                           % OF
                                                                         $  AMOUNT        TOTAL        $  AMOUNT         TOTAL
                                                                       -------------      -----      -------------       -----
                                                                                          (DOLLARS IN MILLIONS)
NET SALES
Dairy foods....................................................        $       785.0       49.6      $       710.0        51.8
Animal feed....................................................                582.9       36.8              604.8        44.1
Crop seed......................................................                 46.5        2.9               32.1         2.3
Swine..........................................................                 22.8        1.4               20.9         1.5
Agronomy.......................................................                   --         --                 --          --
Layers.........................................................                142.1        9.0                 --          --
Other..........................................................                  3.7        0.3                3.4         0.3
                                                                       -------------       ----      -------------        ----
  Total net sales..............................................        $     1,583.0                 $     1,371.2
                                                                       =============                 =============

                                                                                            % OF                          % OF
                                                                                             NET                           NET
                                                                        $ AMOUNT            SALES      $ AMOUNT           SALES
                                                                        --------            -----      --------           -----
COST OF SALES
Dairy foods ...................................................         $  745.5            95.0       $  671.7            94.6
Animal feed ...................................................            522.5            89.6          532.3            88.0
Crop seed .....................................................             36.4            78.3           28.3            88.2
Swine .........................................................             21.7            95.2           24.8           118.7
Agronomy ......................................................               --              --             --              --
Layers ........................................................            121.4            85.4             --              --
Other .........................................................              1.9            51.4            1.9            55.9
                                                                        --------            ----       --------           -----
  Total cost of sales .........................................          1,449.4            91.6        1,259.0            91.8
Selling, general and administration ...........................            122.0             7.7          123.6             9.0
Restructuring and impairment charges ..........................              0.3             0.0            0.9             0.1
                                                                        --------            ----       --------           -----
Earnings (loss) from operations ...............................             11.2             0.7          (12.3)            0.9
Interest expense, net .........................................             19.3             1.2           18.1             1.3
Gain on legal settlements .....................................             (3.4)            0.2           (4.1)            0.3
Gain on divestiture of businesses .............................               --              --           (3.7)            0.3
Equity in (earnings) loss of
  affiliated companies ........................................             (5.6)            0.4            4.5             0.3
Minority interest in earnings
  (loss) of subsidiaries ......................................              0.7             0.0           (1.4)            0.1
                                                                        --------            ----       --------           -----
Earnings (loss) before income taxes ...........................              0.1             0.0          (25.7)            1.8
Income tax expense (benefit) ..................................              1.7             0.1          (13.4)            1.0
                                                                        --------            ----       --------           -----
Net loss ......................................................         $   (1.6)            0.1       $  (12.3)            0.9
                                                                        ========            ====       ========           =====

      The following table shows selected financial data for the three months ended September 30 for MoArk, which was consolidated into our Layers segment effective July 1, 2003.

                                                           2003        2002
                                                        ---------   ---------
Sales..............................................     $   142.1   $   113.7
Cost of sales......................................         121.4       107.2
                                                        ---------   ---------
Gross profit.......................................     $    20.7   $     6.5
                                                        =========   =========

THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES

      Net sales for the three months ended September 30, 2003 increased $211.8 million, or 15.4%, to $1,583.0 million, compared to net sales of $1,371.2 million for the three months ended September 30, 2002. The consolidation of MoArk, effective July 1, 2003, contributed $142.1 million of the increase. The rest of the increase in net sales was mainly due to higher sales of cheese, butter and milk, which were partially offset by lower sales of livestock feed.

Dairy Foods. Net sales for the three months ended September 30, 2003 increased $75.0 million, or 10.6%, to $785.0 million, compared to net sales of $710.0 million for the three months ended September 30, 2002. For the three months ended September 30, 2003, average commodity prices for butter increased $0.18 per pound, while average commodity prices for cheese increased $0.42 per pound compared to the same period in 2002. The impact of these market price changes increased net sales of butter by $10.9 million and increased net sales of cheese by $12.9 million. Retail and foodservice butter volumes increased 2.6 million pounds, representing an increase in net sales of $0.8 million from the same period last year. Private label butter volumes decreased 0.6 million pounds representing a decrease in net sales of $0.3 million over the prior year period. Bulk cheese sales increased $4.1 million for the three month period ended September 30, 2003, compared to the three months ended September 30, 2002. Retail cheese volumes decreased 3.5 million pounds compared to the same period last year due to competitive pricing pressures. This resulted in a decrease in sales of $6.4 million. Deli cheese volumes decreased 1.6 million pounds from the prior year period, which resulted in a decrease in sales of $2.9 million. Foodservice cheese sales increased 0.8 million pounds which resulted in an increase in sales of $1.0 million over the prior year period. Sales for the three months ended September 30, 2003 under our wholesale milk marketing program increased $32.5 million compared to the same period in 2002. Volume changes in other product categories accounted for the remaining sales increase of $22.4 million.

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

COST OF SALES

     Cost of sales for the three months ended September 30, 2003 increased $190.4 million, or 15.1%, to $1,449.4 million, compared to cost of sales of $1,259.0 million for the three months ended September 30, 2002. Cost of sales as a percent of net sales decreased 0.2 percentage points to 91.6% for the three months ended September 30, 2003, compared to 91.8% for the three months ended September 30, 2002. The consolidation of MoArk, effective July 1, 2003, contributed $121.4 million of the increase in cost of sales. The remaining increase in cost of sales was mainly due to increased commodity prices for cheese, butter and milk, partially offset by cost control efforts and lower livestock feed volumes.

     Dairy Foods. Cost of sales for the three months ended September 30, 2003 increased $73.8 million, or 11.0%, to $745.5 million, compared to cost of sales of $671.7 million for the three months ended September 30, 2002. For the three months ended September 30, 2003, average butter market prices increased $0.18 per pound, while average cheese market prices increased $0.42 per pound compared to the same period in 2002. The impact of these market price changes increased cost of sales of butter by $10.5 million and increased cost of sales of cheese by $17.6 million. Increased volume of branded butter increased cost of sales by $0.8 million, while the slight decrease in private label butter volume decreased cost of sales $0.3 million. Increased sales of bulk cheese resulted in increased cost of sales of $5.2 million. Reduced volumes of retail cheese and deli cheese resulted in decreased cost of sales of $5.3 million and $2.2 million, respectively. Offsetting these decreases in cheese volumes was an increase in the volume for foodservice cheese, which increased cost of sales by $0.9 million. Cost of sales in the 2003 period under our wholesale milk marketing program increased $37.4 million compared to the 2002 period. Volume changes in other categories increased cost of sales by $9.2 million.

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

INCOME TAXES

      We recorded income tax expense of $1.7 million for the three months ended September 30, 2003, compared to an income tax benefit of $13.4 million for the three months ended September 30, 2002. The increase in income tax expense was primarily due to increased earnings.

NET LOSS

      Net losses decreased $10.7 million to $1.6 million for the three months ended September 30, 2003, compared to a net loss of $12.3 million for the three months ended September 30, 2002. The decrease in losses resulted primarily from improved earnings in the Layers, Swine, and Dairy Foods segments, partially offset by reduced earnings in the Feed segment.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                              RESTATED
                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                       -----------------------------------------------------
                                                                 2003                          2002
                                                       -------------------------    ------------------------
                                                                           % OF                        % OF
                                                          $ AMOUNT         TOTAL       $ AMOUNT        TOTAL
                                                       -------------       -----    -------------      -----
                                                                       (DOLLARS IN MILLIONS)
NET SALES
Dairy foods......................................      $     2,087.4       47.1     $     2,149.3      49.7
Animal feed......................................            1,779.1       40.1           1,810.6      41.9
Crop seed........................................              349.5        7.9             285.0       6.6
Swine............................................               66.5        1.5              66.6       1.5
Agronomy.........................................                 --         --                --        --
Layers...........................................              142.1        3.2                --        --
Other............................................               10.0        0.2               9.6       0.1
                                                       -------------       ----     -------------      ----
  Total net sales................................      $     4,434.6                $     4,321.1
                                                       =============                =============

                                                                           % OF                       % OF
                                                                            NET                        NET
                                                           $ AMOUNT        SALES      $ AMOUNT        SALES
                                                        -------------      -----   -------------      -----
COST OF SALES
Dairy foods......................................       $     1,980.5      94.9    $     2,030.3       94.5
Animal feed......................................             1,579.0      88.8          1,593.7       88.0
Crop seed........................................               298.7      85.5            242.0       84.9
Swine............................................                65.0      97.7             68.4      102.7
Agronomy.........................................                  --        --               --         --
Layers...........................................               121.4      85.4               --         --
Other............................................                 5.6      56.0              5.3       55.2
                                                        -------------      ----    -------------      -----
  Total cost of sales............................             4,050.2      91.3          3,939.7       91.2
Selling, general and administration..............               352.3       7.9            375.3        8.7
Restructuring and impairment charges.............                 3.2       0.1              8.2        0.2
                                                        -------------      ----    -------------      -----
Earnings (loss) from operations..................                29.0       0.7             (2.1)       0.0
Interest expense, net............................                53.6       1.2             53.0        1.2
Gain on legal settlements........................               (22.5)      0.5            (36.8)       0.9
Gain on sale of intangibles......................                (0.6)      0.0             (4.2)       0.1
Loss (gain) on divestiture of businesses.........                 0.7       0.0             (4.9)       0.1
Gain on sale of investment.......................                (0.8)      0.0               --         --
Equity in earnings of affiliated companies.......               (56.0)      1.3            (29.8)       0.7
Minority interest in earnings (loss) of
  subsidiaries...................................                 3.6       0.1             (1.5)       0.0
                                                        -------------      ----    -------------      -----
Earnings before income taxes.....................                51.0       1.2             22.2        0.5
Income tax expense (benefit).....................                 8.0       0.2            (11.2)       0.3
                                                        -------------      ----    -------------      -----
Net earnings.....................................       $        42.9       1.0    $        33.4        0.8
                                                        =============      ====    =============      =====

      The following table shows selected financial data for the nine months ended September 30 for MoArk, which was consolidated into our Layers segment effective July 1, 2003.

                                                                 2003        2002
                                                              ---------   ---------
Sales....................................................     $   376.7   $   333.0
Cost of sales............................................         336.6       311.6
                                                              ---------   ---------
Gross profit.............................................     $    40.1   $    21.4
                                                              =========   =========

NET SALES

      Net sales for the nine months ended September 30, 2003 increased $113.5 million, or 2.6%, to $4,434.6 million, compared to net sales of $4,321.1 million for the nine months ended September 30, 2002. The consolidation of MoArk, effective July 1, 2003, increased net sales by $142.1 million. The decline in net sales, excluding the impact of the consolidation of Moark, was due to declines in Dairy Foods and Animal Feed sales, partially offset by increased sales in the Crop Seed segment.

      Dairy Foods. Net sales for the nine months ended September 30, 2003 decreased $61.9 million, or 2.9%, to $2,087.4 million, compared to net sales of $2,149.3 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, average commodity prices for butter decreased $0.01 per pound, while average commodity prices for cheese increased $0.07 per pound compared to the same period in 2002. The impact of these market price changes decreased net sales of butter by $13.3 million and left net sales of cheese the same as the nine months ended September 30, 2002. Retail and foodservice butter volumes increased 6.1 million pounds representing an increase in net sales of $5.3 million from the same period last year. Private label butter volumes increased 1.0 million pounds representing an increase in net sales of $1.9 million over the prior year period. Bulk cheese sales decreased $9.2 million for the period ended September 30, 2003, compared to the nine months ended September 30, 2002. Retail cheese volumes decreased 9.0 million pounds compared to the same period last year due to competitive pricing pressures. This resulted in a decrease in sales of $16.8 million. Deli cheese volumes decreased 3.4 million pounds from the prior year period, which resulted in a decrease in sales of $6.0 million. Foodservice cheese sales increased 7.6 million pounds which resulted in an increase in sales of $11.0 million over the prior year period. Sales in International decreased $9.2 million due to the sale of the Poland cheese plant in June 2002. Sales in 2003 under our wholesale milk marketing program decreased $18.3 million compared to 2002. Volume changes in other product categories accounted for the remaining sales decrease of $7.3 million.

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

COST OF SALES

      Cost of sales for the nine months ended September 30, 2003 increased $110.5 million, or 2.8%, to $4,050.2 million, compared to cost of sales of $3,939.7 million for the nine months ended September 30, 2002. The consolidation of MoArk, effective July 1, 2003, increased cost of sales by $121.4 million. The decrease in cost of sales, excluding the impact of the MoArk consolidation, is primarily attributed to the Dairy Foods segment and cost control efforts. Cost of sales as a percent of net sales increased 0.1 percentage points to 91.3% for the nine months ended September 30, 2003, compared to 91.2% for the same period in the prior year.

      Dairy Foods. Cost of sales for the nine months ended September 30, 2003 decreased $49.8 million, or 2.5%, to $1,980.5 million, compared to cost of sales of $2,030.3 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, average butter market prices decreased $0.01 per pound, while average cheese market prices increased $0.07 per pound compared to the same period in 2002. The impact of these market price changes decreased cost of sales of butter by $13.2 million and increased cost of sales of cheese by $3.9 million. Increased volumes of both branded butter and private label butter increased cost of sales by $4.6 million and $1.9 million, respectively. Reduced sales of bulk cheese resulted in decreased cost of sales of $20.4 million. Reduced volumes of retail cheese and deli cheese resulted in decreased cost of sales of $14.2 million and $4.8 million, respectively. Offsetting these decreases in cheese volumes was an increase in the volumes for foodservice cheese. The increase in cost of sales for foodservice cheese was $9.8 million. Cost of sales in 2003 under our wholesale milk marketing program decreased $17.4 million compared to 2002. Cost of sales in International decreased $8.2 million due to the sale of the Poland cheese plant in June 2002. Volume changes in other categories increased cost of sales by $8.2 million.

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

SELLING, GENERAL AND ADMINISTRATION EXPENSE

      Selling, general and administration expense for the nine months ended September 30, 2003 decreased $23.0 million, or 6.1%, to $352.3 million, compared to selling, general and administration expense of $375.3 million for the nine months ended September 30, 2002. The consolidation of MoArk increased selling, general and administration by $12.0 million. The decrease in selling, general and administration was primarily due to spending reductions associated with our ongoing cost control efforts as well as gains on the sale of two dairy manufacturing facilities. Selling, general and administration expense as a percent of net sales decreased 0.8 percentage points from 8.7% for the nine months ended September 30, 2002 to 7.9% for the nine months ended September 30, 2003.

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

INCOME TAXES

      We recorded income tax expense of $8.0 million for the nine months ended September 30, 2003, compared to income tax benefit of $11.2 million for the nine months ended September 30, 2002. The increase in income tax expense was primarily due to increased earnings.

NET EARNINGS

      Net earnings increased $9.5 million, or 28.4%, to $42.9 million for the nine months ended September 30, 2003, compared to net earnings of $33.4 million for the nine months ended September 30, 2002. The increase in earnings was primarily due to increased earnings in the Layers and Agronomy segments, offset by the $14.3 million decrease in gain on legal settlements compared to the prior nine-month period.

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

      The amortization schedules for the Term Loan A and Term Loan B Facilities are provided below.

                                                  TERM LOAN A           TERM LOAN B
                                                --------------        --------------
2002 (paid)                                     $   36,729,853        $   18,583,371
2003 (paid through October)..................       73,297,256            26,542,782
2004.........................................       64,491,867             1,508,154
2005.........................................       85,989,157             2,510,842
2006.........................................       64,491,867             2,510,842
2007.........................................               --             2,510,842
2008.........................................               --           195,833,167
                                                --------------        --------------
     Total...................................   $  325,000,000        $  250,000,000
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

      The credit agreements relating to the term loans and revolving credit facility and the indenture relating to the 8.75% senior notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreements relating to the term loans and revolving credit facility require us to maintain an interest coverage ratio of at least 2.50 to 1. Our ratio was 3.12 to 1 as of and for the year ended December 31, 2002, and 4.17 to 1 as of and for the twelve months period ended September 30, 2003. We are also required to maintain a leverage ratio of no greater than 4.25 to 1. The actual leverage ratio as of December 31, 2002 was 3.76 to 1 and 2.63 to 1 as of September 30, 2003. The required leverage ratio steps down to 3.75 to 1 as of October 11, 2003 and remains constant thereafter.

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

CONTRACTUAL OBLIGATIONS

      At September 30, 2003, we had certain contractual obligations, which require us to make payments as follows:

                PAYMENTS DUE BY PERIOD (AS OF SEPTEMBER 30, 2003)

                                                                      LESS THAN                                         MORE THAN
CONTRACTUAL OBLIGATIONS                              TOTAL             1 YEAR         1-3 YEARS        3-5 YEARS         5 YEARS
---------------------------------------------    -------------      -----------      -----------      -----------      -----------
                                                                                   (IN THOUSANDS)
       Revolving Credit Facility(1) .........    $          --      $        --      $        --      $        --      $        --
       Notes and Short-Term Obligations .....           81,223           81,223               --               --               --
       Long-Term Debt(2) ....................        1,095,989           72,434          194,545          220,836          608,174
       Capital Lease (3) ....................          111,791           10,083           22,461           21,446           57,801
       Operating Leases .....................           87,132           25,982           25,463           15,269           20,418
                                                 -------------      -----------      -----------      -----------      -----------

         Total Contractual Obligations ......       $1,376,135       $  189,722       $  242,469       $  257,551       $  686,393
                                                    ==========       ==========       ==========       ==========       ==========

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

FORWARD-LOOKING STATEMENTS

      This Form 10-Q/A for the three months ended September 30, 2003 includes forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "pro forma," "as adjusted," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

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

                                    LAND O'LAKES, INC.

                                    By /s/ Daniel Knutson
                                       -----------------------------------------
                                       Daniel Knutson
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)