Form 10-K/A
period 2003-12-31
LAND O LAKES INC
filed 2004-08-16
CIK 1032562

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                          Amendment No. 1 to Form 10-K

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. Not applicable.

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

----------

* Although Land O'Lakes, Inc. is not currently required to file this Annual Report on Form 10-K/A pursuant to Section 13 or 15(d), we are filing voluntarily.

================================================================================


                                EXPLANATORY NOTE

          This Amendment No. 1 to the Land O'Lakes, Inc. (the "Company") annual report filed on Form 10-K for the annual period ended December 31, 2003 is being filed solely to reflect the restatement of the Company's consolidated financial statements due to accounting errors it identified at its Carlisle, PA dairy facility and reported in its dairy foods segment. The Company announced in June 2004 that it planned to restate financial results for certain periods to reflect the adjustments necessary to correct these errors. This Amendment No. 1 includes our restated audited consolidated financial statements as of and for the years ended December 31, 2003 and 2002 and for the year ended December 31, 2001 and selected restated financial data (i) derived from such financial statements and (ii) derived from our restated consolidated financial statements as of December 31, 2001 and as of and for the years ended December 31, 2000 and 1999 that are not included in this Amendment No.1. The adjustments relate primarily to the manner in which the Company's Carlisle facility estimated and recorded monthly financial information. Because all information required to be recorded was not known at month-end, the Carlisle facility used an accounting model to estimate certain sales and cost of sales and the related accounts receivable, accounts payable and inventory and recorded financial information in accordance with the model. The accounts were not properly reconciled in subsequent periods to reflect the actual results. Other adjustments relate to accrual cutoffs and mathematical errors in inventory calculations. The financial statement line items impacted thereby include net sales, cost of sales, gross profit, earnings (loss) from operations, earnings before income taxes, income tax expense (benefit), net earnings, receivables, inventories, accounts payable, accrued expenses, deferred income taxes (included in other assets and employee benefits and other liabilities), member equities, and retained earnings. See Note 2 to Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part II, Item 8, "Financial Statements and Supplementary Data" for further information regarding the Company's restated financial results.

          These errors and related adjustments affect periods beginning with the year ended December 31, 1997. The cumulative impact of these adjustments on net earnings through March 31, 2004 was an overstatement of $18.7 million. Concurrently with the filing of this Amendment No. 1, the Company is filing amendments to its quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, and March 31, 2004 to
     furnish restatements of the financial statements or financial data as of and for the periods included in such filings.

          For the convenience of the reader, this Amendment No. 1 sets forth in its entirety the Company's Form 10-K for the annual period ended December 31, 2003, which was originally filed with the SEC on March 30, 2004 (the "Original Filing"). The amended information includes the selected financial data in Item 6 of Part II, the restated consolidated financial statements and notes thereto for Land O'Lakes, Inc. in Item 8 of Part II, the restated financial results and comparisons in Item 7 of Part II,,the evaluation of disclosure controls and procedures and changes to internal controls in response to the discovery of the accounting errors in Item 9A of Part II, and Exhibit 12 in Item 15 of Part IV to reflect the restated financial information. Except for the foregoing amended information, this Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Original Filing.

          In connection with the filing of this Amendment No. 1 and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment No. 1 certain currently dated certifications as exhibits.

                                      INDEX

                                                                  PART I.
             Forward Looking Statements............................................................................   4
Item 1.      Business..............................................................................................   4
             Business Segments.....................................................................................   4
             Description of the Cooperative........................................................................  13
Item 2.      Properties............................................................................................  18
Item 3.      Legal Proceedings.....................................................................................  19
Item 4.      Submission of Matters to a Vote of Security Holders...................................................  20
                                                                  PART II.
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.................................  21
Item 6.      Selected Financial Data...............................................................................  22
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.................  25
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk............................................  60
Item 8.      Financial Statements and Supplementary Data...........................................................  61
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................  61
Item 9A.     Controls and Procedures...............................................................................  61
                                                                 PART III.
Item 10.     Directors and Executive Officers of the Registrant....................................................  63
Item 11.     Executive Compensation................................................................................  67
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........  71
Item 13.     Certain Relationships and Related Transactions........................................................  71
Item 14.     Principal Accountant Fees and Services................................................................  72
                                                                  PART IV.
Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form8-K.......................................  73
             Signatures............................................................................................  77

                           FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K/A under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" contains forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-K/A, the words "anticipate", "believe", "estimate", "expect", "may", "will", "could", "should", "seeks", "pro forma" and "intend" and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" on pages 50 to 60. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" on pages 50 to 60. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

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

BUSINESS SEGMENTS

     See notes to the Company's consolidated financial statements attached to this annual report on Form 10-K/A for financial information on our business segments.

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

  SEED

     Overview. We sell seed for a variety of crops, including alfalfa, soybeans, corn and forage and turf grasses, under our CROPLAN GENETICS brand. We also distribute certain crop seed products under third- party brands, including Northrop King, Asgrow and Dekalb, and under private labels. We distribute our seed products through our network of local member cooperatives, to other seed companies, to retail distribution outlets and under private labels. We have strategic relationships with Syngenta and Monsanto, two crop seed producers in the United States, to which we provide distribution and research and development services.

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

                           TOTAL NUMBER    TOTAL NUMBER
                           OF FACILITIES   OF FACILITIES
  BUSINESS SEGMENT             OWNED          LEASED        REGIONAL LOCATION OF FACILITIES
  ----------------         -------------   -------------    -------------------------------
  Dairy Foods ............       13(1)          10                Midwest(2) -- 14
                                                                  West(3) -- 4
                                                                  East(4) -- 2
                                                                  South(5) -- 3
  Animal Feed ............       95(6)          59                Midwest -- 85
                                                                  West -- 38
                                                                  East -- 9
                                                                  South -- 22
  Crop Seed ..............       16(7)          10                Midwest -- 15
                                                                  West -- 10
                                                                  East -- 1
  Swine ..................        6              1                Midwest -- 7
  Agronomy ...............        5              0                Midwest -- 5
  Layers .................       22             61                Midwest -- 20
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

ITEM 6. SELECTED FINANCIAL DATA.

     The following information has been amended to reflect the restatement of our consolidated financial statements as further discussed in "Explanatory Note" in the forepart of this Form 10K-/A and Note 2 of Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A. You should read the selected restated consolidated historical financial information set forth below along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our restated audited consolidated financial statements included in this Annual Report on Form 10-K/A. The selected financial data presented below as of and for the years ended December 31, 2003 and 2002 and for the year ended December 31, 2001 has been derived from our restated audited consolidated financial statements included in
Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10K/A, and the selected financial data presented below as of December 31, 2001 and as of and for the years ended December 31, 2000 and 1999 has been derived from our restated consolidated financial statements that are not included in this Form 10-K/A.

                                                                                   RESTATED
                                                                            YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------------------
                                                              2003        2002        2001        2000       1999(4)
                                                            --------    --------    --------    --------    --------
                                                                                ($ IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales ...............................................   $6,326.1    $5,842.5    $5,857.7    $5,666.8    $5,614.5
Cost of sales ...........................................    5,742.9     5,350.2     5,376.1     5,147.0     5,100.4
                                                            --------    --------    --------    --------    --------
Gross profit ............................................      583.2       492.3       481.6       519.8       514.1
Selling, general and administrative .....................      468.3       470.6       382.3       391.7       507.7
Restructuring and impairment charges(1) .................        7.5        31.4         3.7        54.2         3.9
                                                            --------    --------    --------    --------    --------
  Earnings (loss) from operations .......................      107.4        (9.7)       95.6        73.9         2.5
Interest expense, net ...................................       82.9        78.7        55.7        52.4        44.7
Gain on legal settlements(2) ............................      (22.8)     (155.5)       (3.0)         --          --
Other (income) expense, net(3) ..........................       (1.6)       (8.2)       23.1       (95.8)      (55.0)
Equity in (earnings) loss of affiliated companies .......      (57.1)      (22.7)      (48.6)       35.6        (7.3)
Minority interest in earnings (loss) of subsidiaries ....        6.4         5.4         6.9        (1.4)       (0.1)
                                                            --------    --------    --------    --------    --------
  Earnings before income taxes ..........................       99.6        92.6        61.5        83.1        20.2
Income tax expense (benefit) ............................       17.6        (3.8)       (6.6)      (14.6)       (0.4)
                                                            --------    --------    --------    --------    --------
  Net earnings ..........................................   $   82.0    $   96.4    $   68.1    $   97.7    $   20.6
                                                            ========    ========    ========    ========    ========
OTHER FINANCIAL DATA:
Depreciation and amortization ...........................   $  120.8    $  106.8    $   97.3    $   83.6    $   81.7
Capital expenditures ....................................       74.1        87.4        83.9       104.3       109.3
Cash patronage paid to members(5) .......................        4.2        20.2        30.7        10.6        20.0
Equity revolvement paid to members(6) ...................       20.2        17.7        16.2        43.6        28.7
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and short-term investments .........................   $  110.3    $   64.3    $  130.2    $    4.0    $  197.8
Restricted cash(7) ......................................       20.1          --          --          --          --
Working capital(8) ......................................      401.2       370.9       311.0       463.7       457.8
Property, plant and equipment, net ......................      624.6       579.9       675.3       467.8       461.8
Property under capital leases, net ......................      109.1       105.7          --          --          --
Total assets ............................................    3,389.1     3,232.6     3,073.3     2,464.2     2,696.3
Total debt(9) ...........................................      963.2       959.0     1,010.3       628.8       783.9
Capital securities of trust subsidiary ..................      190.7       190.7       190.7       190.7       200.0
Obligations under capital leases ........................      110.0       108.3          --          --          --
Minority interests ......................................       62.7        53.7        59.8        55.1        14.9
Total equities ..........................................      879.4       895.8       823.3       795.1       764.2

               See accompanying Notes to Selected Financial Data.

                                                                                 RESTATED
                                                                           YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------------------
                                                              2003        2002        2001        2000        1999
                                                            --------    --------    --------    --------    --------
                                                                           (DOLLARS IN MILLIONS)
SELECTED SEGMENT FINANCIAL INFORMATION
DAIRY FOODS
Net sales (restated) ....................................   $2,975.0    $2,898.8    $3,462.1    $3,092.2    $3,289.8
Earnings (loss) from operations (restated) ..............       26.3       (20.5)       60.2        20.2       (16.5)
Depreciation and amortization ...........................       43.0        36.8        42.5        42.8        47.4
Capital expenditures ....................................       28.2        32.3        37.7        60.3        63.3
ANIMAL FEED(10)(11)(12)
Net sales ...............................................    2,467.2     2,444.7     1,864.0     1,182.2       931.2
Earnings from operations ................................       56.1        41.7        39.0        23.0        21.4
Depreciation and amortization ...........................       44.9        46.6        31.7        18.6        14.7
Capital expenditures ....................................       24.0        26.0        24.9        21.5        17.4
CROP SEED
Net sales ...............................................      479.3       406.9       413.6       365.5       190.8
Earnings from operations ................................       15.0         8.7        10.3        12.7         5.7
Depreciation and amortization ...........................        2.2         3.0         5.0         5.6         2.7
Capital expenditures ....................................        0.5         0.6         2.7         3.5         4.8
SWINE(12)
Net sales ...............................................       91.2        83.2       109.9       102.0        82.7
(Loss) earnings from operations .........................       (3.8)      (16.0)        6.0         0.3       (20.4)
Depreciation and amortization ...........................        3.5         3.8         5.6         6.2         7.9
Capital expenditures ....................................        5.1         3.1         7.3         9.6        14.0
AGRONOMY(13)
Net sales ...............................................         --          --          --       857.0     1,023.3
(Loss) earnings from operations .........................      (14.0)      (18.9)      (16.5)       22.4        14.2
Depreciation and amortization ...........................        6.1         6.1         6.3         4.6         3.4
Capital expenditures ....................................         --          --          --          --          --
LAYERS(14)
Net sales ...............................................      317.8          --          --          --          --
Earnings (loss) from operations .........................       28.5        (2.1)       (0.3)         --          --
Depreciation and amortization ...........................        6.3         0.9         0.3          --          --
Capital expenditures ....................................        3.8          --          --          --          --
OTHER/ELIMINATIONS
Net sales ...............................................       (4.4)        9.0         8.1        67.9        96.7
Loss from operations ....................................       (0.7)       (2.6)       (3.1)       (4.7)       (1.9)
Depreciation and amortization ...........................       14.8         9.6         5.9         5.8         5.6
Capital expenditures ....................................       12.5        25.4        11.3         9.4         9.8

               See accompanying Notes to Selected Financial Data.

                        NOTES TO SELECTED FINANCIAL DATA

(1) The following table summarizes restructuring and impairment charges (reversals):

                                                          YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------
                                               2003      2002      2001      2000     1999
                                              ------    ------    ------    ------   ------
   Restructuring charges (reversals) .......  $  3.5    $ 13.2    $ (4.1)   $  9.7   $   --
   Impairment of assets ....................     4.0      18.2       7.8      44.5      3.9
                                              ------    ------    ------    ------   ------
     Total .................................  $  7.5    $ 31.4    $  3.7    $ 54.2   $  3.9
                                              ======    ======    ======    ======   ======

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

(3)  The following table summarizes other (income) expense, net:

                                                                    YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                         2003      2002      2001      2000      1999
                                                        ------    ------    ------    ------    ------
     (Gain) loss on sale of investments ..............  $ (0.9)   $  0.9    $ (0.3)   $ (2.4)   $ (0.8)
     Gain on divestitures of businesses ..............    (0.7)     (4.9)       --     (89.0)    (54.2)
     Gain on sale of intangibles .....................    (0.5)     (4.2)       --        --        --
     Loss (gain) on extinguishment of debt ...........     0.5        --      23.4      (4.4)       --
                                                        ------    ------    ------    ------    ------
      Total ..........................................  $ (1.6)   $ (8.2)   $ 23.1    $(95.8)   $(55.0)
                                                        ======    ======    ======    ======    ======

(4) Period results include an inventory write-down of $62.1 million for cheese and butter due to lower of cost or market adjustments.

(5) Reflects the portion of earnings allocated to members for the prior fiscal year distributed in cash in the current fiscal year.

                                                                     YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                         2003      2002      2001      2000      1999
                                                        ------    ------    ------    ------    ------
                                                                       (DOLLARS IN MILLIONS)
     20% required for tax deduction ..................  $  2.8    $ 14.1    $ 28.5    $  7.0    $ 15.0
     Discretionary ...................................     1.4       6.1       2.2       3.6       5.0
                                                        ------    ------    ------    ------    ------
       Total .........................................  $  4.2    $ 20.2    $ 30.7    $ 10.6    $ 20.0
                                                        ======    ======    ======    ======    ======

(6) Reflects the distribution of earnings previously allocated to members and not paid out as cash patronage. Includes the distribution of a portion of the equity issued in connection with the acquisition of Dairyman's Cooperative Creamery Association and acquisition of certain assets of Countrymark Cooperative.

                                                                    YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                         2003      2002      2001      2000      1999
                                                        ------    ------    ------    ------    ------
                                                                     (DOLLARS IN MILLIONS)
     Revolvement
       Dairy Foods ...................................  $ 18.0    $ 15.2    $ 14.0    $ 13.8    $ 15.6
       Ag Services ...................................     2.2(a)    2.5(a)    2.2(a)   29.8      13.1
                                                        ------    ------    ------    ------    ------
        Total ........................................  $ 20.2    $ 17.7    $ 16.2    $ 43.6    $ 28.7
                                                        ======    ======    ======    ======    ======

----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following information has been amended to reflect the restatement of our consolidated financial statements as further discussed in "Explanatory Note" in the forepart of this Form 10-K/A and in Note 2 of Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A.

     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of our management. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K/A. We undertake no obligation to update publicly any forward-looking statements.

OVERVIEW

  GENERAL

  Segments

     We operate our business predominantly in the United States in six segments: dairy foods, feed, seed, swine, agronomy and layers. We have limited international operations.

     o Our dairy foods segment produces, markets and sells butter, spreads, cheese and other dairy products.

     o We operate our feed segment principally through Land O'Lakes Farmland Feed LLC, our 92% owned joint venture with Farmland Industries, Inc. ("Farmland Industries"). Our feed segment develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives to both commercial and lifestyle customers. The results of the feed business are consolidated in our financial statements and the minority interest is eliminated. As a result of the Purina Mills acquisition in October 2001, feed results now include Purina Mills swine marketing activities since Purina Mills historically reported results of its swine business together with its feed business.

     o Our seed segment sells seed for a variety of crops, including alfalfa, corn, soybeans and forage and turf grasses.

     o Our swine segment produces and markets both young feeder pigs and mature market hogs.

     o Our agronomy segment consists primarily of our 50% ownership in Agriliance, LLC, which is accounted for under the equity method and our 38% interest in CF Industries, Inc. which is accounted for on a cost basis. Agriliance markets and sells two primary products lines: crop protection (including herbicides and pesticides) and crop nutrients (including fertilizer and micronutrients). CF Industries is an inter-regional crop nutrient manufacturing cooperative.

     o Our layers segment consists of our joint venture in MoArk, LLC, which was consolidated as of July 1, 2003. MoArk produces and markets shell eggs and egg products that are sold to retail and wholesale customers for consumer and industrial use throughout the United States.

     o We also derive a portion of revenues and income from other related businesses, which are insignificant to our overall results.

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

     Agriliance and CF Industries constitute the most significant of our investments in unconsolidated businesses, both of which are reflected in our agronomy segment results. Our investment in, and earnings from, Agriliance and CF Industries were as follows as of and for the years ended:

                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      2003          2002           2001
                                 ------------   ------------   ------------
                                               (IN MILLIONS)
     AGRILIANCE:
       Investment ............   $       92.1   $       91.6   $       84.0
       Equity in earnings ....           33.9           25.1           34.2
     CF INDUSTRIES:
       Investment ............   $      249.5   $      249.5   $      248.5
       Patronage income ......             --             --             --

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

     For the year ended December 31, 2003, our net earnings from member business were $39.7 million, excluding the portion (10% holdback) added to permanent equity. Of this amount, $40.0 million was applied to allocated patronage refunds and ($0.3) million was applied to deferred equities. The $40.0 million of allocated patronage refunds consisted of an estimated $11.6 million to be paid in cash in 2004 and $28.1 million to be retained as allocated member equities and revolved at a later time, subject to approval by the board of directors. The ($0.3) million of deferred equities represents earnings from member businesses that are held in an equity reserve account rather than being allocated to members. For the year ended December 31, 2003 we had net earnings of $42.3 million applied to retained earnings, which represents permanent equity derived from non-member business, the 10% holdback of member earnings and income taxes.

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

  Wholesaling and Brokerage Activities

     Our dairy foods segment operates a wholesale milk marketing program. We purchase excess raw milk over our manufacturing needs from our members and sell it directly to other dairy processors. We generate losses or insignificant earnings on these transactions. There are three principal reasons for doing this: first, we need to sell a certain percentage of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which lowers our input cost of milk for the manufacture of dairy products; second, it reduces our need to purchase raw milk from sources other than members during periods of low milk production in the United States (typically August, September and October) and third, it ensures that our members have a market for the milk that they produce during periods of high milk production. In 2003, we sold 5,744.0 million pounds of milk, which resulted in $939.4 million of net sales or 31.6% of our dairy foods segment's net sales for that period, with cost of sales exceeding net sales by $12.3 million.

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

     Dairy Foods. Raw milk is the major commodity input for our dairy foods segment. In 2003, our raw milk input cost was $1,621.1 million, or 57.8% of the cost of sales for our dairy foods segment. Cream, butter and bulk cheese are also significant dairy foods commodity inputs. Cost of sales in 2003 for these inputs was $155.2 million for cream, $108.5 million for butter and $262.1 million for bulk cheese. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

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

     The following table summarizes our gains on legal settlements for the last three years:

                                   YEAR ENDED DECEMBER 31,
                                  ------------------------
                                   2003     2002     2001
                                  ------   ------   ------
                                    (DOLLARS IN MILLIONS)

     Vitamin settlement .......   $ 12.4   $153.8   $  3.0
     Methionine settlement ....     10.4      1.7       --
                                  ------   ------   ------
       Total ..................   $ 22.8   $155.5   $  3.0
                                  ======   ======   ======

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

RESULTS OF OPERATIONS

                                                                              RESTATED
                                                                    FOR THE YEARS ENDED DECEMBER 31
                                                     ----------------------------------------------------------------
                                                              2003                  2002                  2001
                                                     --------------------   -------------------   -------------------
                                                                   % OF                  % OF                 % OF
                                                     $ AMOUNT      TOTAL    $ AMOUNT     TOTAL    $ AMOUNT    TOTAL
                                                     --------    --------   --------   --------   --------   --------
                                                                            (DOLLARS IN MILLIONS)
NET SALES
Dairy foods ......................................   $2,975.0        47.0   $2,898.8       49.6   $3,462.1       59.1
Feed .............................................    2,467.2        39.0    2,444.7       41.8    1,864.0       31.8
Seed .............................................      479.3         7.6      406.9        7.0      413.6        7.1
Swine ............................................       91.2         1.4       83.2        1.4      109.9        1.9
Layers ...........................................      317.8         5.0         --         --         --         --
Other/Eliminations ...............................       (4.4)        0.0        9.0        0.2        8.1        0.1
                                                     --------    --------   --------   --------   --------   --------
  Total net sales ................................   $6,326.1               $5,842.5              $5,857.7
                                                     ========               ========              ========

                                                                  % OF                  % OF                 % OF
                                                                   NET                   NET                   NET
                                                     $ AMOUNT     SALES     $ AMOUNT    SALES     $ AMOUNT    SALES
                                                     --------    --------   --------   --------   --------   --------
COST OF SALES
Dairy foods ......................................   $2,804.8        94.3   $2,743.7        94.6   $3,231.3        93.3
Feed .............................................    2,179.1        88.3    2,155.3        88.2    1,691.3        90.7
Seed .............................................      416.2        86.8      353.9        87.0      354.2        85.6
Swine ............................................       88.6        97.1       93.5       112.4       97.0        88.3
Layers ...........................................      264.7        83.3         --          --         --          --
Other/Eliminations ...............................      (10.5)         --        3.8        42.2        2.2        28.4
                                                     --------    --------   --------    --------   --------    --------
  Total cost of sales ............................    5,742.9        90.8    5,350.2        91.6    5,376.1        91.8
Selling, general and administrative ..............      468.3         7.4      470.6         8.1      382.3         6.5
Restructuring and impairment charges .............        7.5         0.1       31.4         0.5        3.7         0.1
                                                     --------    --------   --------    --------   --------    --------
Earnings (loss) from operations ..................      107.4         1.7       (9.7)        0.2       95.6         1.6
Interest expense, net ............................       82.9         1.3       78.7         1.3       55.7         1.0
Gain on legal settlements ........................      (22.8)        0.4     (155.5)        2.7       (3.0)        0.1
Other (income) expense, net ......................       (1.6)        0.0       (8.2)        0.1       23.1         0.4
Equity in earnings of affiliated companies .......      (57.1)        0.9      (22.7)        0.4      (48.6)        0.8
Minority interest in earnings of subsidiaries ....        6.4         0.1        5.4         0.1        6.9         0.1
                                                     --------    --------   --------    --------   --------    --------
Earnings before income taxes .....................       99.6         1.6       92.6         1.6       61.5         1.1
Income tax expense (benefit) .....................       17.6         0.3       (3.8)        0.1       (6.6)        0.1
                                                     --------    --------   --------    --------   --------    --------
Net earnings .....................................   $   82.0         1.3   $   96.4         1.6   $   68.1         1.2
                                                     ========    ========   ========    ========   ========    ========

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

  Overview of Results

     Our net earnings decreased $14.4 million to $82.0 million in 2003, compared to $96.4 million in 2002. Net earnings in 2003 were impacted by a reduction in gain on legal settlements, net of income taxes, of $113.0 million. Excluding this reduction, net earnings increased $98.6 million over the year ended December 31, 2002. Net earnings were favorably impacted by the effects of higher market prices for dairy and egg products, higher prices for market hogs and volume growth in the seed and layers segments. Earnings were also improved through cost reduction initiatives, increased earnings from equity in affiliated companies, reduced one-time costs related to the integration of Purina Mills, gains on the sale of manufacturing facilities and reduced restructuring and impairment charges. An increase in unrealized hedging gains of $10.7 million also contributed to the increased earnings in 2003.

  Net Sales

     Net sales in 2003 increased $483.6 million, or 8.3%, to $6,326.1 million, compared to 2002. The increase was primarily attributed to the consolidation of MoArk effective July 1, 2003 which increased sales by $317.8 million. Increases in dairy foods, feed, seed and swine sales contributed a $179.1 million increase in sales. A discussion of net sales by business segment is found below under the caption "Net Sales and Cost of Sales by Business Segment."

  Cost of Sales

     Cost of sales in 2003 increased $392.7 million, or 7.3%, to $5,742.9 million compared to 2002. The consolidation of MoArk increased cost of sales by $264.7 million. Dairy foods, feed and seed contributed to an increase in cost of sales due to higher average input prices for certain commodities. Cost of sales as a percent of net sales decreased 0.8 percentage points to 90.8% for 2003, compared to 91.6% for the prior year. The consolidation of MoArk was the primary reason for the decrease in our cost of sales as a percent of net sales due to its higher-margin product mix. In 2003, patronage income from other cooperatives that was directly attributable to product purchases amounted to $6.0 million, compared to $4.7 million in 2002. Our cost of sales was reduced by these amounts. A discussion of cost of sales by business segment is found below under the caption "Net Sales and Cost of Sales by Business Segment."

  Selling, General and Administrative Expense

     Selling, general and administrative expense for the year ended December 31, 2003 decreased $2.3 million, or 0.5%, to $468.3 million, compared to 2002. The decrease was primarily due to gains on the sale of two dairy facilities, which totaled $9.5 million, and spending reductions associated with our ongoing cost control efforts. These reductions were partially offset by the consolidation of MoArk, effective July 1, 2003, which added $23.4 million of selling, general and administrative expenses in 2003. Selling, general and administrative expense as a percent of net sales decreased 0.7 percentage points to 7.4% for the year ended December 31, 2003 from 8.1% for the year ended December 31, 2002.

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

  Income Taxes

     We recorded income tax expense of $17.6 million in 2003, compared to a tax benefit of $3.8 million in 2002. The increase in tax expense resulted from improved earnings from MoArk and other non-member business, including unrealized hedging gains. The effect of allocated patronage refunds reduced our statutory tax rate from 35.0% to a tax expense of 20.9% for 2003, compared to a tax benefit of 1.6% in 2002. The effect of taxes not previously benefited and other factors further reduced our tax rate, resulting in an effective tax rate of 17.7% for 2003, compared to an effective tax rate of (4.1)% in 2002.

  Allocation of Net Earnings

     In 2003, net earnings of $39.7 million from member business were allocated to member equities, and retained earnings increased by $42.3 million, primarily due to the increased earnings in Layers, which is non-member business, increased earnings from unrealized hedging gains and the portion of the gain on legal settlements that pertains to non-member business. This increase is partially offset by non-member losses in Swine and Dairy Foods industrial operations. In 2002, net earnings of $83.8 million were allocated to member equities, and retained earnings were increased by $12.6 million, reflecting the portion of the gain on legal settlements that pertains to non-member business, partially offset by losses in non-member business.

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

  DAIRY FOODS

                                               RESTATED
                                    FOR THE YEARS ENDED DECEMBER 31
                              -----------------------------------------
                                      2003                 2002
                              -------------------   -------------------
                                  $         %           $         %
                               AMOUNT    OF SALES     AMOUNT   OF SALES
                              --------   --------   --------   --------
    Net sales .............   $2,975.0              $2,898.8
    Cost of sales .........    2,804.8     94.3      2,743.7     94.6

     Net Sales

     Net sales for the year ended December 31, 2003 increased $76.2 million, or 2.6%, to $2,975.0 million, compared to 2002. For the year ended December 31, 2003, average commodity prices for butter increased $0.03 per pound, while average commodity prices for cheese increased $0.13 per pound compared to 2002. The impact of these market price changes increased net sales of butter by $15.2 million and increased net sales of cheese by $16.1 million compared to 2002. Retail and foodservice butter volumes increased 9.5 million pounds resulting in a $5.9 million increase in net sales versus 2002. Retail butter volume increased as a result of the introduction of a new spreadable butter product that increased volume by 5.9 million pounds. Foodservice butter volumes increased due to an increased focus on school programs and growth in buying groups. Foodservice cheese sales increased 17.9 million pounds which resulted in an increase in sales of $25.7 million for 2003 compared to 2002 as a result of the strong performance within schools and buying groups. Sales in 2003 for our wholesale milk marketing program increased $47.9 million compared to 2002 primarily resulting from the increased market price of milk of approximately $1.00 per hundredweight. Offsetting these increases was a $7.1 million decline in bulk cheese sales for 2003 compared to 2002 as the result of closing the Perham, Minnesota cheese plant. The cheese production of Perham was shifted to the Melrose Dairy Plant which is an unconsolidated joint venture, which further led to the decline in bulk cheese sales. Retail cheese volumes decreased 11.3 million pounds compared to 2002 due to competitive pricing pressures and the grocer strikes on the West Coast. This resulted in a decrease in sales of $21.0 million. Deli cheese volumes decreased 8.7 million pounds resulting in a decrease in sales of $15.5 million versus 2002. This decrease was primarily due to increased average market prices, competitive pricing pressures and an increased focus on higher-margin branded deli cheese products. International sales decreased $16.5 million primarily due to the sale of the Poland cheese plant in June 2002. Volume changes in other product categories accounted for the remaining sales increase of $25 million.

     Cost of Sales

     Cost of sales for the year ended December 31, 2003 increased $61.1 million, or 2.2%, to $2,804.8 million compared to 2002. Higher input costs for both butter and cheese increased cost of sales by $13.3 million and $13.4 million, respectively. Increased volumes of retail butter increased cost of sales by $5.6 million. Increased volumes for foodservice cheese in 2003 resulted in an increase in cost of sales for $23.0 million. Cost of sales in 2003 under our wholesale milk marketing program increased $47.0 million compared to 2002. These increases were offset by reduced sales of bulk cheese resulting in decreased cost of sales of $20.2 million. Reduced volumes of retail cheese and deli cheese resulted in decreased cost of sales of $17.8 million and $12.5 million, respectively. Cost of sales in International decreased $12.4 million primarily due to the sale of the Poland cheese plant in June 2002. Volume changes in other categories increased cost of sales by $21.7 million.

    FEED

                                    FOR THE YEARS ENDED DECEMBER 31
                              -----------------------------------------
                                      2003                 2002
                              -------------------   -------------------
                                  $         %           $         %
                               AMOUNT    OF SALES     AMOUNT   OF SALES
                              --------   --------   --------   --------
     Net sales ............   $2,467.2               $2,444.7
     Cost of sales ........    2,179.1     88.3       2,155.3    88.2

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

     SEED

                                    FOR THE YEARS ENDED DECEMBER 31
                              -----------------------------------------
                                      2003                 2002
                              -------------------   -------------------
                                  $         %           $         %
                               AMOUNT    OF SALES     AMOUNT   OF SALES
                              --------   --------   --------   --------
     Net sales ............   $  479.3              $  406.9
     Cost of sales ........      416.2     86.8        353.9     87.0

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

     SWINE

                                    FOR THE YEARS ENDED DECEMBER 31
                              -----------------------------------------
                                      2003                 2002
                              -------------------   -------------------
                                  $         %           $         %
                               AMOUNT    OF SALES     AMOUNT   OF SALES
                              --------   --------   --------   --------
     Net sales ............   $   91.2              $   83.2
     Cost of sales ........       88.6     97.1         93.5     112.4

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

                                              PRO FORMA
                                    FOR THE YEARS ENDED DECEMBER 31
                              -----------------------------------------
                                      2003                 2002
                              -------------------   -------------------
                                  $         %           $         %
                               AMOUNT    OF SALES     AMOUNT   OF SALES
                              --------   --------   --------   --------
     Net sales ...........    $  552.4              $  441.8
     Cost of sales .......       479.9     86.9        407.6     92.3

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

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  Overview of Results

     Our net earnings increased $28.3 million to $96.4 million in 2002, compared to $68.1 million in 2001. Net earnings in 2002 include a gain on legal settlements of $129.3 million, net of income tax expense of $26.2 million, while net earnings in 2001 include a gain on legal settlements of $2.7 million, net of income tax expense of $0.3 million.

     Net earnings in 2002, excluding the impact of legal settlements, were adversely affected by lower market prices and volume declines for dairy, feed and swine commodity products, reduced earnings from equity in affiliated companies, start-up expenses associated with CPI and restructuring and impairment charges in the Feed and Dairy segments.

  Net Sales

     Net sales in 2002 decreased $15.2 million, or 0.3%, to $5,842.5 million, compared to net sales of $5,857.7 million in 2001. The decrease was primarily attributed to declines in dairy foods, feed and swine sales, partially offset by the acquisition of Purina Mills in October 2001, which contributed $694.3 million in incremental sales in 2002.

   Cost of Sales

     Cost of sales in 2002 decreased $25.9 million, or 0.5%, to $5,350.2 million, compared to cost of sales of $5,376.1 million in 2001. Cost of sales as a percent of net sales decreased 0.2 percentage points to 91.6% for 2002, compared to 91.8% for the prior year. While the acquisition of Purina Mills contributed to the decrease in our cost of sales as a percent of net sales due to a higher-margin product mix, it added significantly to our cost of sales, resulting in an increase of $576.6 million. This increase was partially offset by lower cost of sales in dairy foods. In 2002, patronage income from other cooperatives that was directly attributable to product purchases amounted to $4.7 million, compared to $6.2 million in 2001. Our cost of sales was reduced by these amounts.

  Selling, General and Administrative Expense

     Selling, general and administrative expense in 2002 increased $88.3 million, or 23.0%, to $470.6 million, compared to 2001. Selling, general and administration expense as a percent of net sales increased 160 basis points from 6.5% in 2001 to 8.1% in 2002. The acquisition of Purina Mills in October 2001 contributed $81.4 million in incremental selling, general and administration expense and increased our selling, general and administrative expense as a percent of net sales by 140 basis points.

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

  Income Taxes

     We recorded an income tax benefit of $3.8 million in 2002, compared with a tax benefit of $6.6 million in 2001. The tax benefit resulted from losses in our dairy foods industrial operations and Cheese & Protein International LLC joint venture, as well as non-member losses in our swine business and in MoArk, an affiliated company, which more than offset the tax expense related to the unallocated gain on legal settlements. The effect of allocated patronage refunds reduced our statutory tax rate from 35.0% to a tax credit of 1.6% for 2002, compared to a tax credit of 5.2% in 2001. The effect of foreign operations and other factors further reduced our tax rate, resulting in an effective tax rate of (4.1)% for 2002, compared to an effective tax rate of (10.7)% in 2001.

  Allocation of Net Earnings

     In 2002, net earnings of $83.8 million from member business were allocated to member equities, and retained earnings increased by $12.6 million, reflecting primarily the portion of the gain on legal settlements that pertains to non-member business, partially offset by non-member losses in Swine and Dairy Foods industrial operations. In 2001, net earnings of $70.3 million were allocated to member equities, and retained earnings were reduced by $2.2 million, reflecting minor losses in non-member business.

  Net Sales and Cost of Sales by Business Segment

     DAIRY FOODS

                                               RESTATED
                                    FOR THE YEARS ENDED DECEMBER 31
                              -----------------------------------------
                                      2002                 2001
                              -------------------   -------------------
                                  $         %           $         %
                               AMOUNT    OF SALES     AMOUNT   OF SALES
                              --------   --------   --------   --------
         Net sales .........  $2,898.8              $3,462.1
         Cost of sales .....   2,743.7     94.6      3,231.3     93.3

     Net Sales

     Net sales in 2002 decreased $563.3 million to $2,898.8 million, compared to net sales of $3,462.1 million in 2001. In 2002, average commodity prices for butter decreased $0.55 or 33.3% per pound, while average commodity prices for cheese decreased $0.25 or 17.5% per pound compared to the same period in 2001. The impact of these market price changes decreased net sales of butter by $205.0 million and decreased net sales of cheese by $52.5 million. However, the prices retailers set for branded butter did not follow trends in the commodity butter markets. Retail prices for branded butter remained high, which resulted in declines in sales volumes as consumers shifted to substitute products or reduced consumption. Retail branded butter and spreads volumes decreased 3.5 million pounds and 5.9 million pounds, respectively, representing a decrease in net sales of $8.1 million and $4.5 million, respectively, from the same period last year. On the other hand, private label butter volumes increased 15.1 million pounds and increased sales $25.6 million over the prior year. Foodservice butter volumes decreased 3.8 million pounds over the prior year and decreased sales by $7.4 million. Bulk cheese sales decreased $56.6 million for the period ended December 31, 2002 compared to the year ended December 31, 2001. Deli cheese volumes decreased 4.6 million pounds from the prior year, which resulted in a reduction of sales of $8.8 million. Nonfat dry milk powder, private label butter and cheese sales in the Western Region decreased $35.7 million, $33.6 million and $23.2 million, respectively. The decline in powder sales was due to changes in production schedules at our dairy plants, which resulted in reduced powder byproduct availability, while the decline in butter and cheese sales was due to a combination of decreased market prices and volume declines. Sales decreased $14.5 million as a result of exiting our cheese manufacturing business in Poland. Sales also decreased $13.7 million due to the formation of our Advanced Food Products joint venture. Sales in 2002 under our wholesale milk marketing program decreased $105.6 million, or 11.4%, to $822.7 million, compared to $928.3 million in 2001. Volume changes in exports, foodservice cheese and other product categories accounted for the remaining sales decrease of $19.7 million.

     Cost of Sales

     Cost of sales in 2002 decreased $487.6 million to $2,743.7 million, compared to cost of sales of $3,231.3 million in 2001. In 2002, average butter market prices decreased $0.55 per pound, while average cheese market prices decreased $0.25 per pound compared to the same period in 2001. The impact of these market price changes decreased cost of sales of butter by $182.0 million and decreased cost of sales of cheese by $52.2 million. Increased volumes of private label butter sales increased cost of sales $24.2 million over the prior year. Foodservice butter volume decreases resulted in decreased cost of sales of $7.1 million. Reduced sales of bulk cheese and deli cheese resulted in decreased cost of sales of $53.3 million and $7.4 million, respectively. Cost of sales for nonfat dry milk powder, private label butter and cheese in the Western region decreased $40.2 million, $25.6 million and $12.8 million, respectively. Higher milk input costs in the Upper Midwest driven, in part, by lower federal order pool returns resulted in increased cost of sales of $7.4 million. Cow numbers and milk production have declined in both Minnesota and Wisconsin, resulting in competitive pressures for milk and higher milk procurement costs. The decision to exit our cheese manufacturing operations in Poland reduced cost of sales by $13.9 million. The formation of our Advanced Food Products joint venture decreased cost of sales by $12.6 million. Cost of sales in 2002 under our wholesale milk marketing program decreased $103.0 million, or 11.0%, to $830.1 million, compared to $933.1 million in 2001. Reduced energy costs in 2002 decreased cost of sales by $9.8 million, as compared to 2001. Cost of sales includes $25.1 million from the start-up of Cheese & Protein International's cheese and whey plant in Tulare, California. Finally, cost of sales for other products decreased $24.4 million over the prior-year period. Cost of sales as a percent of net sales increased 1.3 percentage points from 93.3% in 2001 to 94.6% in 2002, primarily due to lower sales volumes and decreased commodity prices for butter and cheese.

     FEED

                                    FOR THE YEARS ENDED DECEMBER 31
                              -----------------------------------------
                                      2002                 2001
                              -------------------   -------------------
                                  $         %           $         %
                               AMOUNT    OF SALES     AMOUNT   OF SALES
                              --------   --------   --------   --------
        Net sales .........   $2,444.7              $1,864.0
        Cost of sales .....    2,155.3     88.2      1,691.3      90.7

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

     SEED

                                    FOR THE YEARS ENDED DECEMBER 31
                              -----------------------------------------
                                      2002                 2001
                              -------------------   -------------------
                                  $         %           $         %
                               AMOUNT    OF SALES     AMOUNT   OF SALES
                              --------   --------   --------   --------
         Net sales ........   $  406.9              $  413.6
         Cost of sales ....      353.9     87.0        354.2     85.6

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

     SWINE

                                    FOR THE YEARS ENDED DECEMBER 31
                              -----------------------------------------
                                      2002                 2001
                              -------------------   -------------------
                                  $         %           $         %
                               AMOUNT    OF SALES     AMOUNT   OF SALES
                              --------   --------   --------   --------
         Net sales ........   $   83.2              $  109.9
         Cost of sales ....       93.5     112.4        97.0     88.3

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

  CASH FLOWS

     The following table summarizes the key elements for our cash flows for the last three years:

                                                                     2003        2002       2001
                                                                   --------    --------   --------
                                                                             ($ IN MILLIONS)
    Net cash provided by operating activities ..................   $  227.5    $   22.0   $  274.3
    Net cash used by investing activities ......................      (35.2)       (4.2)    (461.2)
    Net cash (used by) provided by financing activities ........     (146.3)      (83.6)     313.1

     Operating Activities. Net cash provided by operating activities increased $205.5 million in 2003 compared to 2002. The increase was largely due to the $117.0 million increase in earnings (loss) from operations as well as an increase of $60.4 million in cash proceeds from legal settlements. In 2003, no contributions were made to our pension plan compared to a $67.9 million discretionary contribution made in 2002. The increase was partially offset by a $36 million increase in working capital requirements. The $252.3 million decrease in cash from operating activities in 2002 as compared to 2001 was primarily a result of $105.3 million reduction in earnings from operations and changes in working capital.

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

  CASH REQUIREMENTS

     At December 31, 2003, we had certain contractual obligations, which require us to make payments as follows:

                                                     PAYMENTS DUE BY YEAR (AS OF DECEMBER 31, 2003)
                                           --------------------------------------------------------------
                                                         LESS THAN                             MORE THAN
CONTRACTUAL COMMITMENTS                       TOTAL       1 YEAR      1-3 YEARS    3-5 YEARS    5 YEARS
-----------------------                    ----------   ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
Debt and leases:
Revolving credit facility(1) ...........   $       --   $       --   $       --   $       --   $       --
Long-term debt .........................    1,073,223        7,841      119,459      167,548      778,375
Obligations under capital lease ........      110,049       10,399       20,304       20,471       58,875
Operating leases .......................      116,996       31,678       48,429       26,463       10,426
Other:
Madison Dairy purchase payment(2) ......       26,461           --       26,461           --           --
MoArk minimum payment obligation(3) ....       32,670           --           --       32,670           --
Swine contract payments(4) .............      151,397       28,268       43,025       33,422       46,682
Other obligations(5) ...................       32,781       23,750        6,100        1,832        1,099
                                           ----------   ----------   ----------   ----------   ----------
  Total contractual obligations(6) .....   $1,543,577   $  101,936   $  263,778   $  282,406   $  895,457
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

     The amortization schedules for the Term A loan and Term B loan facilities, after giving effect to the February 2004 prepayments, are provided below.

                                                 TERM LOAN A   TERM LOAN B
                                                 -----------   -----------
                                                      ($ IN THOUSANDS)
        2004 (remaining as of 3/30/04) .......   $        --   $        --
        2005 .................................        23,002         1,322
        2006 .................................        53,017         1,763
        2007 .................................            --         1,763
        2008 .................................            --       137,505
                                                 -----------   -----------
          Total ..............................   $    76,019   $   142,353
                                                 ===========   ===========

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

     The current ratings from Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P") on our secured and unsecured debt are as follows:

       FACILITY (MATURITY)                                                     MOODY'S   S&P
       -------------------                                                     -------   ---
       $250 million senior secured (2004) (Revolving Credit Facility) ......      B1      B+
       $92 million senior secured (2006) (Term Loan A) .....................      B1      B+
       $152 million senior secured (2008) (Term Loan B) ....................      B1      B+
       $175 million 9.0% senior secured (2010) .............................      B2      B
       $350 million 8.75% senior unsecured (2011) ..........................      B3      B-
       $191 million 7.45% Trust preferred ..................................     Caa1     CCC

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

                                                      RESTATED           RESTATED
                                                   AT DECEMBER 31,    AT DECEMBER 31,
                                                         2003              2002
                                                   ---------------    ---------------
        Actual Interest Coverage Ratio .........      4.51 to 1          3.12 to 1
        Required Interest Coverage Ratio:
          Must be at least .....................      2.50 to 1          2.50 to 1
        Actual Leverage Ratio ..................      2.63 to 1          3.76 to 1
        Required Leverage Ratio:
          Must be no greater than ..............      3.75 to 1          4.25 to 1

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

    The minimum CPI capital lease payments are as follows:

                                                              PAYMENTS
                                                           --------------
                                                           (IN THOUSANDS)
Years ended December 31:
2004 ...................................................     $  14,579
2005 ...................................................        14,050
2006 ...................................................        13,514
2007 ...................................................        74,052
2008 ...................................................            --
                                                             ---------
  Total minimum lease payments .........................       116,195
Less amount representing interest ......................        16,956
                                                             ---------
  Present value of minimum capital lease payments ......     $  99,239
                                                             =========

     Our joint venture partner, Mitsui, has a put option for its remaining interest, which can be exercised beginning on December 31, 2004 and which takes effect up to nine months following such notice. The put allows Mitsui to sell its entire remaining interest to us for $3.2 million, which we have reflected as a liability in the accompanying consolidated financial statements (see "Item 8. Financial Statements and Supplementary Data"), plus any future contributions which Mitsui may make. Mitsui may exercise the option earlier, but only if certain specified actions are deliberately taken by CPI or Land O'Lakes to Mitsui's material disadvantage. We do not expect that such a scenario will occur. If we acquire Mitsui's remaining equity interest, and if we do not replace Mitsui with another partner, CPI would become a restricted subsidiary under the senior bank facilities at that time. As a restricted subsidiary under the senior bank facilities, CPI's on- balance sheet debt and income or loss would be included in the covenant calculations for our senior bank facilities. Further, as a restricted subsidiary under the senior bank facilities, CPI would be required to guarantee our senior bank facilities, the 8 3/4% senior unsecured notes and the 9% senior secured notes.

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

RISK FACTORS

OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT OBLIGATIONS AND OPERATE OUR BUSINESS.

     We are highly leveraged and have significant debt service obligations. As of December 31, 2003, after eliminating intercompany activity our aggregate outstanding consolidated indebtedness was $1,153.9 million, excluding unused commitments and including our 7.45% Capital Securities, and our total equity was $879.4 million. For the year ended December 31, 2003 our interest expense (net) was $82.9 million. We may incur additional debt from time to time to finance strategic acquisitions, investments and alliances, capital expenditures or for other purposes, subject to the restrictions contained in our debt agreements.

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

     The terms of our current debt agreement impose, and the terms of any future debt may impose, operating and other restrictions on us and our restricted subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, among other things, our and our restricted subsidiaries' ability to:

     o    incur additional debt;

     o    issue redeemable equity interests and preferred equity interests;

     o    pay dividends or make other distributions;

     o    repurchase equity interests;

     o make other restricted payments including, without limitation, investments;

     o    create liens;

     o    redeem debt that is junior in right of payment to the notes;

     o sell or otherwise dispose of assets, including capital stock of subsidiaries;

     o    enter into agreements that restrict dividends from subsidiaries;

     o    enter into sale/leaseback transactions;

     o    enter into mergers or consolidations; and

     o    enter into transactions with affiliates.

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

     The notional or contractual amount of futures contracts provides an indication of the extent of our involvement in such instruments for the dates and the periods provided below, but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of our futures contracts follows:

                                                                       AT DECEMBER 31,
                                                          -------------------------------------------
                                                                  2003                  2002
                                                          --------------------   --------------------
                                                           NOTIONAL     FAIR     NOTIONAL     FAIR
                                                            AMOUNT     VALUE      AMOUNT      VALUE
                                                          ---------   --------   ---------   --------
                                                                         (IN THOUSANDS)
Commodity futures contracts
  Commitments to purchase .............................   $ 179,004   $ 13,384   $ 108,359   $ (4,543)
  Commitments to sell .................................     (43,052)      (517)    (56,969)      (615)
                                                          ---------   --------   ---------   --------
    Total outstanding derivatives .....................   $ 135,952   $ 12,867   $  51,390   $ (5,158)
                                                          =========   ========   =========   ========

                                                                     YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                                  2003                  2002
                                                          --------------------   --------------------
                                                                      REALIZED               REALIZED
                                                           NOTIONAL    GAINS     NOTIONAL      GAINS
                                                            AMOUNT    (LOSSES)    AMOUNT     (LOSSES)
                                                          ---------   --------   ---------   --------
                                                                         (IN THOUSANDS)
Commodity futures contracts
  Total volume of exchange traded contracts:
  Commitments to purchase .............................   $ 769,218   $  4,652   $ 185,564   $ (3,874)
  Commitments to sell .................................   $(535,935)  $  1,479   $(167,410)  $  1,093

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following information has been amended to reflect the restatement of our consolidated financial statements as further discussed in "Explanatory Note" in the forepart of this Form 10K-/A and Note 2 of Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A.

     The financial statements and notes thereto required pursuant to this Item 8 begin immediately after the signature page of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     The following information has been amended to reflect the restatement of our consolidated financial statements as further discussed in "Explanatory Note" in the forepart of this Form 10K-/A and Note 2 of Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A.

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

     In response, to its discovery of these errors the Company enhanced its internal control over financial reporting for the Carlisle, PA dairy facility by
(i) changing personnel responsible for accounting at the Carlisle facility; (ii) changing the reporting relationship of the accounting personnel at the Carlisle facility in order to increase financial management oversight; and (iii) implementing accounting processes and controls which are utilized elsewhere in the Company's dairy foods operations.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information with respect to our directors and executive officers as of March 30, 2004:

                   NAME                          AGE                    TITLE
                   ----                          ---                    -----
John E. Gherty...........................         60   President and Chief Executive Officer
Daniel Knutson...........................         47   Senior Vice President and Chief Financial Officer
Robert DeGregorio........................         47   President, Land O'Lakes Farmland Feed
Chris Policinski.........................         45   Executive Vice President and Chief Operating Officer, Dairy Foods
Fernando Palacios........................         44   Vice President Operations and Supply Chain, Dairy Foods
Peter Simonse............................         45   Vice President, Treasurer
Don Berg.................................         57   Vice President, Public Affairs
Peter Janzen.............................         44   Vice President, General Counsel
Karen Grabow.............................         54   Vice President, Human Resources
Lynn Boadwine............................         40   Director
Harley Buys..............................         51   Director
Ben Curti................................         53   Director
Kelly Davidson...........................         52   Director
Richard Epard............................         64   Director
Gordon Hoover............................         46   Director
Peter Kappelman..........................         41   Director, Chairman of the Board
Cornell Kasbergen........................         46   Director
Paul Kent, Jr............................         53   Director
Kevin Kepler.............................         49   Director
Larry Kulp...............................         61   Director
Charles Lindner..........................         52   Director
John Long................................         54   Director

                   NAME                          AGE                    TITLE
                   ----                          ---                    -----
Manuel Maciel, Jr........................         59   Director, Second Vice Chairman of the Board
Robert Marley............................         52   Director
Jim Miller...............................         62   Director
Ronnie Mohr..............................         55   Director
Art Perdue...............................         59   Director
Don Ranck................................         57   Director
Douglas Reimer...........................         53   Director, Secretary
Richard Richey...........................         56   Director
Kenneth Schoenberg.......................         56   Director
Larry Wojchik............................         52   Director, First Vice Chairman of the Board
John Zonneveld, Jr.......................         50   Director
Bobby Moser..............................         61   Nonvoting Advisory Member

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

     Richard Richey has held his position since February 26, 2004 and his present term of office as a director will end in February, 2008. Mr. Richey is the general manager of Husker Co-Op in Columbus, Nebraska, a full-service cooperative with 10 locations and sales of $43 million.

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

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                                                            ---------------------------
                                                                               AWARDS          PAYOUTS
                                                                            ---------------   ---------
                                                     ANNUAL COMPENSATION     SECURITIES
                                                    ---------------------    UNDERLYING          LTIP         ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR   SALARY($)    BONUS($)   OPTIONS/SARS(#)   PAYOUTS($)   COMPENSATION($)(1)
---------------------------                  ----   ---------   ---------   ---------------   ----------   ------------------
John E. Gherty, President and Chief
  Executive Officer ....................     2003   $ 700,000   $ 307,440        16,000         $--            56,828
Chris Policinski, Executive Vice
  President and Chief Operating
  Officer, Dairy Foods Group ...........     2003     453,269     251,515         7,000          --            32,504
Duane Halverson, Executive Vice
  President and Chief Operating
  Officer, Ag Services .................     2003     460,000     159,183         7,000          --            36,453
Robert DeGregorio, President, Land
  O'Lakes Farmland Feed LLC(2) .........     2003     367,539     125,333         5,000          --            28,764
Dan Knutson, Senior Vice President
  and Chief Financial Officer ..........     2003     402,115     176,965         7,000          --            27,380

----------

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

                                                                      COMPANY MATCHING
                                                                        CONTRIBUTION       COMPANY CONTRIBUTION
                               NAME                                    (QUALIFIED PLAN)     (NON-QUALIFIED PLAN)
                               ----                                   -----------------    --------------------
Mr. Gherty ......................................................          $  6,000              $   22,252
Mr. Policinski ..................................................             6,000                  13,452
Mr. Halverson ...................................................             6,000                  11,355
Mr. DeGregorio ..................................................             6,000                   9,355
Mr. Knutson .....................................................             6,000                   7,951

----------

(2) Mr. DeGregorio is the President of Land O'Lakes Farmland Feed and also performs policy making functions for Land O'Lakes.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS
                                     -------------------------------------------------------
                                                      PERCENT OF                                 AT ASSUMED ANNUAL
                                       NUMBER OF         TOTAL                                  RATES OF STOCK PRICE
                                      SECURITIES     OPTIONS/SARS                              APPRECIATION FOR OPTION
                                      UNDERLYING      GRANTED TO    EXERCISE OF                       TERM(2)
                                     OPTIONS/SARS    EMPLOYEES IN      BASE       EXPIRATION   -----------------------
                     NAME            GRANTED(#)(1)   FISCAL YEAR    PRICE($/SH)       DATE        5%($)       10%($)
                     ----            -------------   ------------   -----------   ----------   ----------   ----------
John E. Gherty ...................       16,000          12.5%       $ 27.69       3-31-2013   $  278,625   $  706,092
Chris Policinski .................        7,000           5.5          27.69       3-31-2013      121,899      308,915
Duane Halverson(3) ...............        7,000           5.5          27.69       3-31-2013      121,899      308,915
Robert DeGregorio(3) .............        5,000           3.9          27.69       3-31-2013       87,070      220,654
Daniel Knutson ...................        7,000           5.5          27.69       3-31-2013      121,899      308,915

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

                                                                                                VALUE OF UNEXERCISED
                                                                                                    IN-THE-MONEY
                                                                    NUMBER OF UNEXERCISED           OPTIONS/SARS
                                                                     OPTIONS AT FY-END(#)          AT FY-END($)(1)
                                 SHARES ACQUIRED      VALUE      --------------------------  --------------------------
                  NAME           ON EXERCISE(#)    REALIZED($)   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                  ----           ---------------   -----------   -----------  -------------  -----------  -------------
John E. Gherty ...............         --            --             24,000         24,000          --            --
Chris Policinski .............         --            --             10,500         10,500          --            --
Duane Halverson ..............         --            --             11,750         11,750          --            --
Robert DeGregorio ............         --            --             10,000         10,000          --            --
Daniel Knutson ...............         --            --             10,500         10,500          --            --

----------

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

                            SAMPLE PENSION PLAN TABLE

                       FINAL
                     AVERAGE PAY               YEARS OF SERVICE AT RETIREMENT
                     -----------  ------------------------------------------------------
                       (ANNUAL)       10         15         20          25         30
                     -----------  ---------  ---------  ----------  ---------  ---------
TABLE A ..........   $   200,000  $  30,100  $  45,100  $   60,100  $  75,200  $  90,200
                         400,000     62,100     93,100     124,100    155,200    186,200
                         600,000     94,100    141,100     188,100    235,200    282,200
                         800,000    126,100    189,100     252,100    315,200    378,200
                       1,000,000    158,100    237,100     316,100    395,200    474,200
                       1,200,000    190,100    285,100     380,100    475,200    570,200
TABLE B ..........   $   200,000  $  34,700  $  52,000  $   69,400  $  86,700  $ 104,100
                         400,000     76,000    114,000     152,100    190,100    228,100
                         600,000    117,400    176,000     234,700    293,400    352,100
                         800,000    158,700    238,000     317,400    396,700    476,100
                       1,000,000    200,000    300,000     400,100    500,100    600,100
                       1,200,000    241,400    362,000     482,700    603,400    724,100

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

                                      2003    2002
                                      ----   ------
                                      ($ IN THOUSANDS)
Audit fees ........................   $850   $1,196
Audit-related fees(1) .............     62      132
                                      ----   ------
  Audit and audit-related fees ....    912    1,328
Tax fees(2) .......................     59       60
                                      ----   ------
  Total fees ......................   $971   $1,388
                                      ====   ======

----------

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this Annual Report on Form 10-K:

     1. Consolidated Financial Statements:

LAND O'LAKES, INC. (Restated)
Financial Statements for the years ended December 31, 2003, 2002 and 2001
Report of Independent Registered Public Accounting Firm ...................................................    F-3
Consolidated Balance Sheets as of December 31, 2003 and 2002 ..............................................    F-4
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 ................    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 ................    F-6
Consolidated Statements of Equities for the years ended December 31, 2003, 2002 and 2001 ..................    F-7
Notes to Consolidated Financial Statements ................................................................    F-8
LAND O'LAKES FARMLAND FEED LLC
Financial Statements for the years ended December 31, 2003, 2002 and 2001
Report of Independent Registered Public Accounting Firm ...................................................    F-40
Consolidated Balance Sheets as of December 31, 2003 and 2002 ..............................................    F-41
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 ................    F-42
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 ................    F-43
Consolidated Statements of Equities for the years ended December 31, 2003, 2002 and 2001 ..................    F-44
Notes to Consolidated Financial Statements ................................................................    F-45

PURINA MILLS LLC
Financial Statements for the years ended December 31, 2003 and 2002 and for the periods from
  October 12, 2001 through December 31, 2001 and January 1, 2001 through October 11, 2001
Report of Independent Registered Public Accounting Firm ...................................................    F-65
Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002 .................................    F-66
Consolidated Statements of Operations for the years ended December 31, 2003 and 2002 and for the periods from October 12, 2001 through December 31, 2001 and January 1, 2001
  through October 11, 2001 ................................................................................    F-67
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the periods from October 12, 2001 through December 31, 2001 and January 1, 2001
  through October 11, 2001 ................................................................................    F-68
Consolidated Statements of Equities for the years ended December 31, 2003 and 2002 and for the periods from October 12, 2001 through December 31, 2001 and January 1, 2001
  through October 11, 2001 ................................................................................    F-69
Notes to Consolidated Financial Statements ................................................................    F-70
MOARK, LLC
Financial Statements for the eleven months ended December 27, 2003 and the year ended February 1, 2003
Report of Independent Registered Public Accounting Firm ...................................................    F-79
Consolidated Balance Sheets as of December 27, 2003 and February 1, 2003 ..................................    F-80
Consolidated Statements of Operations for the eleven months ended December 27, 2003 and the year
  ended February 1, 2003 ..................................................................................    F-81
Consolidated Statements of Members' Equity for the eleven months ended December 27, 2003 and the
  year ended February 1, 2003 .............................................................................    F-82
Consolidated Statements of Cash Flows for the eleven months ended December 27, 2003 and the year
  ended February 1, 2003 ..................................................................................    F-83
Notes to Consolidated Financial Statements ................................................................    F-84
AGRILIANCE, LLC
Financial Statements (unaudited) for the three months ended November 30, 2003 and 2002
Consolidated Balance Sheets as of November 30, 2003 and August 31, 2003 ...................................    F-96
Consolidated Statements of Operations for the three months ended November 30, 2003 and 2002 ...............    F-97
Consolidated Statements of Cash Flows for the three months ended November 30, 2003 and 2002 ...............    F-98
Notes to Consolidated Financial Statements ................................................................    F-99
Financial Statements for the years ended August 31, 2003, 2002 and 2001
Report of Independent Registered Public Accounting Firm ...................................................    F-100
Consolidated Balance Sheets as of August 31, 2003 and 2002 ................................................    F-101
Consolidated Statements of Operations for the years ended August 31, 2003, 2002 and 2001 ..................    F-102
Consolidated Statements of Cash Flows for the years ended August 31, 2003, 2002 and 2001 ..................    F-103
Consolidated Statements of Members' Equity for the years ended August 31, 2003, 2002 and 2001 .............    F-104
Notes to Consolidated Financial Statements ................................................................    F-105

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

  4.8     Form of Old Note under the Indenture dated as of November 14, 2001
          (included in Exhibit 4.5).(1)

  4.9     Form of New Note under the Indenture dated as of November 14, 2001
          (included in Exhibit 4.5).(1)

 4.10 Indenture dated as of December 23, 2003, among Land O'Lakes, Inc., and certain of its subsidiaries, and U.S. Bank, National Association, including Form of 9% Senior Notes due 2010.*

 4.11 Registration Rights Agreement dated as of December 23, 2003, by and among Land O'Lakes, Inc., and certain of its subsidiaries, and J.P.
          Morgan Securities Inc.*

 4.12     Purchase Agreement dated as of December 23, 2003, by and between Land
          O'Lakes, Inc., and certain of its subsidiaries, and J.P. Morgan
          Securities, Inc.*

 4.13     Lien Subordination and Inter creditor Agreement dated as of December
          23, 2003, by and among Land O'Lakes, Inc., and certain of its subsidiaries, JP Morgan Chase Bank and U.S. Bank, National
          Association.*

 4.14     Third Amendment dated December 8, 2003 to the Credit Agreement dated
          October 11, 2001.*

 4.15     Fourth Amendment dated January 13, 2004 to the Credit Agreement dated
          October 11, 2001.*

 4.16     Form of Old Note (included in Exhibit 4.12).*

 4.17     Form of New Note (included in Exhibit 4.12).*

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

10.14     Management Services Agreement, dated September 1, 2000, by and between
          Land O'Lakes and Land O'Lakes Farmland Feed LLC.(1)

10.15     Employment Agreement between John Prince and Land O'Lakes, Inc. dated
          August 19, 1998.(1)#

10.16     Amendment dated February 4, 2002 to Employment Agreement between John
          Prince and Land O'Lakes, Inc.(1)#

EXHIBIT                                    DESCRIPTION
-------                                    -----------
10.17     Purchase and Sale Agreement dated as of December 18, 2001, among Land
          O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, Purina Mills, LLC and
          LOL Farmland Feed SPV, LLC.(1)

10.18     Receivables Purchase Agreement dated as of December 18,2001, among
          Land O'Lakes Farmland Feed LLC, LOL Farmland Feed SPV, LLC, and
          CoBank, ACB.(1)

10.19     Executive Annual Variable Compensation Plan of Land O'Lakes.(1)#

10.20     Land O'Lakes Long Term Incentive Plan.(1)#

10.21     Land O'Lakes Non-Qualified Deferred Compensation Plan. (1)#

10.22     Land O'Lakes Non-Qualified Executive Excess Benefit Plan (IRS Limits)(1)#

10.23     Land O'Lakes Non-Qualified Executive Excess Benefit Plan (1989 Formula). (1)#

10.24     Land O'Lakes Non-Qualified Executive Excess Benefit Savings Plan.(1)#

10.25     California Cooperative Value Incentive Plan of Land O'Lakes.(2)#

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

10.28     Amended California Cooperative Value Incentive Plan of Land O'Lakes.#

10.29 Indenture dated as of March 25, 1998 for the 7.45% Capital Securities due March 25, 2028.*

10.30     Third Amendment dated December 8, 2003 to the Five-Year Amended and
          Restated Credit Agreement dated October 11, 2001.*

10.31     Fourth Amendment dated January 13, 2004 to the Amended and Restated
          Five-Year Credit Agreement dated October 11, 2001.*

12        Statement regarding the computation of ratios/\

21        Subsidiaries of the Registrant*

31.1 Certification Pursuant to 15 U.S,C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/\

31.2 Certification Pursuant to 15 U.S,C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/\

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/\

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/\

----------

(1) Incorporated by reference to the identical exhibit to the Registrant's Registration Statement on Form S-4 filed March 18, 2002.

(2) Incorporated by reference to the identical exhibit to the Registrant's Registration Statement on Form S-4 filed May 9, 2002

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

*    Previously filed with original Form 10-K for the year ended December 31,
     2003

/\   Filed electronically herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2004.

                            LAND O'LAKES, INC.

                            By               /s/ DANIEL KNUTSON
                               -------------------------------------------------
                                                 Daniel Knutson
                               Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 16, 2004.

    /s/ JOHN E. GHERTY               President and Chief Executive Officer
    ------------------                  (Principal Executive Officer)
      John E. Gherty

    /s/ DANIEL KNUTSON      Senior Vice President and Chief Financial Officer (Principal
    ------------------                Financial and Accounting Officer)
      Daniel Knutson

    /s/ LYNN BOADWINE                              Director
    -----------------
      Lynn Boadwine

     /s/ HARLEY BUYS                               Director
     ---------------
       Harley Buys

      /s/ BEN CURTI                                Director
      -------------
        Ben Curti

    /s/ KELLY DAVIDSON                             Director
    ------------------
      Kelly Davidson

    /s/ RICHARD EPARD                              Director
    -----------------
      Richard Epard

    /s/ GORDON HOOVER                              Director
    -----------------
      Gordon Hoover

   /s/ PETER KAPPELMAN                             Director
   -------------------
     Peter Kappelman

  /s/ CORNELL KASBERGEN                            Director
  ---------------------
    Cornell Kasbergen

    /s/ PAUL KENT, JR.                             Director
    ------------------
      Paul Kent, Jr.

     /s/ KEVIN KEPLER                              Director
     ----------------
       Kevin Kepler

      /s/ LARRY KULP                               Director
      --------------
        Larry Kulp

   /s/ CHARLES LINDNER                             Director
   -------------------
     Charles Lindner

      /s/ JOHN LONG                                Director
      -------------
        John Long

   /s/ MANUEL MACIEL, JR.                          Director
   ----------------------
     Manuel Maciel, Jr.

     /s/ ROBERT MARLEY                             Director
     -----------------
       Robert Marley

       /s/ JIM MILLER                              Director
       --------------
         Jim Miller

      /s/ RONNIE MOHR                              Director
      ---------------
        Ronnie Mohr

       /s/ ART PERDUE                              Director
       --------------
         Art Perdue

       /s/ DON RANCK                               Director
       -------------
         Don Ranck

     /s/ DOUGLAS REIMER                            Director
     ------------------
       Douglas Reimer

     /s/ RICHARD RICHEY                            Director
     ------------------
       Richard Richey

    /s/ THOMAS WAKEFIELD                           Director
    --------------------
      Thomas Wakefield

     /s/ LARRY WOJCHIK                             Director
     -----------------
       Larry Wojchik

  /s/ JOHN ZONNEVELD, JR.                          Director
  -----------------------
    John Zonneveld, Jr.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LAND O'LAKES, INC. (Restated)
Financial Statements for the years ended December 31, 2003,
  2002 and 2001
Report of Independent Registered Public Accounting Firm.....    F-3
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................    F-4
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................    F-6
Consolidated Statements of Equities for the years ended
  December 31, 2003, 2002 and 2001..........................    F-7
Notes to Consolidated Financial Statements..................    F-8
LAND O'LAKES FARMLAND FEED LLC
Financial Statements for the years ended December 31, 2003,
  2002 and 2001
Report of Independent Registered Public Accounting Firm.....   F-40
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................   F-41
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................   F-42
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................   F-43
Consolidated Statements of Equities for the years ended
  December 31, 2003, 2002 and 2001..........................   F-44
Notes to Consolidated Financial Statements..................   F-45
PURINA MILLS LLC
Financial Statements for the years ended December 31, 2003
  and 2002 and for the periods from October 12, 2001 through
  December 31, 2001 and January 1, 2001 through October 11,
  2001
Report of Independent Registered Public Accounting Firm.....   F-65
Consolidated Balance Sheets as of December 31, 2003 and
  December 31, 2002.........................................   F-66
Consolidated Statements of Operations for the years ended
  December 31, 2003 and 2002 and for the periods from
  October 12, 2001 through December 31, 2001, and January 1,
  2001 through October 11, 2001.............................   F-67
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003 and 2002 and for the periods from
  October 12, 2001 through December 31, 2001 and January 1,
  2001 through October 11, 2001.............................   F-68
Consolidated Statements of Equities for the years ended
  December 31, 2003 and 2002 and for the periods from
  October 12, 2001 through December 31, 2001 and January 1,
  2001 through October 11, 2001.............................   F-69
Notes to Consolidated Financial Statements..................   F-70
MOARK, LLC
Financial Statements for the eleven months ended December
  27, 2003 and the year ended February 1, 2003
Report of Independent Registered Public Accounting Firm.....   F-79
Consolidated Balance Sheets as of December 27, 2003 and
  February 1, 2003..........................................   F-80
Consolidated Statements of Operations for the eleven months
  ended December 27, 2003 and the year ended February 1,
  2003......................................................   F-81
Consolidated Statements of Members' Equity for the eleven
  months ended December 27, 2003 and the year ended February
  1, 2003...................................................   F-82

Consolidated Statements of Cash Flows for the eleven months
  ended December 27, 2003 and the year ended February 1,
  2003......................................................   F-83
Notes to Consolidated Financial Statements..................   F-84
AGRILIANCE, LLC
Financial Statements (unaudited) for the three months ended
  November 30, 2003 and 2002
Consolidated Balance Sheets as of November 30, 2003 and
  August 31, 2003...........................................   F-96
Consolidated Statements of Operations for the three months
  ended November 30, 2003 and 2002..........................   F-97
Consolidated Statements of Cash Flows for the three months
  ended November 30, 2003 and 2002..........................   F-98
Notes to Consolidated Financial Statements..................   F-99
Financial Statements for the years ended August 31, 2003,
  2002 and 2001
Report of Independent Registered Public Accounting Firm.....  F-100
Consolidated Balance Sheets as of August 31, 2003 and
  2002......................................................  F-101
Consolidated Statements of Operations for the years ended
  August 31, 2003, 2002 and 2001............................  F-102
Consolidated Statements of Cash Flows for the years ended
  August 31, 2003, 2002 and 2001............................  F-103
Consolidated Statements of Members' Equity for the years
  ended August 31, 2003, 2002 and 2001......................  F-104
Notes to Consolidated Financial Statements..................  F-105

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O'Lakes, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, the Company has restated the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.

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

                                                     /s/ KPMG LLP

Minneapolis, Minnesota
January 30, 2004, except as to the seventh paragraph of Note 21, which is as of February 24, 2004, and except as to Note 2, which is as of August 12, 2004

                               LAND O'LAKES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     RESTATED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                 ($ IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and short-term investments...........................  $  110,274   $   64,327
  Restricted cash...........................................      20,118           --
  Receivables, net..........................................     623,587      545,378
  Receivable from legal settlement..........................          --       96,707
  Inventories...............................................     496,826      446,600
  Prepaid expenses..........................................     246,373      189,246
  Other current assets......................................      42,006       13,878
                                                              ----------   ----------
     Total current assets...................................   1,539,184    1,356,136
Investments.................................................     506,641      545,592
Property, plant and equipment, net..........................     624,631      579,860
Property under capital lease, net...........................     109,145      105,736
Goodwill....................................................     373,083      323,413
Other intangibles...........................................     102,938      101,770
Other assets................................................     133,438      220,124
                                                              ----------   ----------
     Total assets...........................................  $3,389,060   $3,232,631
                                                              ==========   ==========

                              LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations..........................  $   80,703   $   37,829
  Current portion of long-term debt.........................       7,841      104,563
  Current portion of obligations under capital lease........      10,399      108,279
  Accounts payable..........................................     761,694      701,445
  Accrued expenses..........................................     226,476      207,027
  Patronage refunds payable and other member equities
     payable................................................      19,449       12,388
                                                              ----------   ----------
     Total current liabilities..............................   1,106,562    1,171,531
Long-term debt..............................................   1,065,382    1,007,308
Obligations under capital lease.............................      99,650           --
Employee benefits and other liabilities.....................     175,363      104,340
Minority interests..........................................      62,739       53,687
Equities:
  Capital stock.............................................       2,125        2,190
  Member equities...........................................     866,586      858,996
  Accumulated other comprehensive loss......................     (65,617)          --
  Retained earnings.........................................      76,270       34,579
                                                              ----------   ----------
     Total equities.........................................     879,364      895,765
                                                              ----------   ----------
Commitments and contingencies
     Total liabilities and equities.........................  $3,389,060   $3,232,631
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         RESTATED
                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ----------   ----------   ----------
                                                                     ($ IN THOUSANDS)
Net sales................................................  $6,326,103   $5,842,535   $5,857,718
Cost of sales............................................   5,742,938    5,350,209    5,376,082
                                                           ----------   ----------   ----------
Gross profit.............................................     583,165      492,326      481,636
Selling, general and administrative......................     468,341      470,648      382,329
Restructuring and impairment charges.....................       7,486       31,412        3,733
                                                           ----------   ----------   ----------
Earnings (loss) from operations..........................     107,338       (9,734)      95,574
Interest expense, net....................................      82,948       78,671       55,684
Gain on legal settlements................................     (22,842)    (155,544)      (2,996)
Other (income) expense, net..............................      (1,586)      (8,243)      23,117
Equity in earnings of affiliated companies...............     (57,145)     (22,675)     (48,583)
Minority interest in earnings of subsidiaries............       6,366        5,487        6,882
                                                           ----------   ----------   ----------
Earnings before income taxes.............................      99,597       92,570       61,470
Income tax expense (benefit).............................      17,603       (3,802)      (6,601)
                                                           ----------   ----------   ----------
Net earnings.............................................  $   81,994   $   96,372   $   68,071
                                                           ==========   ==========   ==========
Applied to:
  Member equities
     Allocated patronage refunds.........................  $   40,045   $   96,900   $   70,552
     Deferred equities...................................        (312)     (13,128)        (258)
                                                           ----------   ----------   ----------
                                                               39,733       83,772       70,294
  Retained earnings......................................      42,261       12,600       (2,223)
                                                           ----------   ----------   ----------
                                                           $   81,994   $   96,372   $   68,071
                                                           ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          RESTATED
                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2003       2002        2001
                                                              ---------   -------   ----------
                                                                      ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  81,994   $96,372   $   68,071
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................    113,032   103,699       96,327
     Amortization of deferred financing costs...............      7,736     3,063          961
     Bad debt expense.......................................      5,222     5,094        1,871
     Proceeds from patronage revolvement received...........      5,000     2,061        2,895
     Non-cash patronage income..............................     (3,578)   (1,921)      (4,999)
     Receivable from legal settlement.......................     96,707   (96,707)          --
     Deferred income tax expense (benefit)..................     11,674    (8,810)      18,962
     Decrease (increase) in other assets....................      5,865   (85,843)     (12,543)
     Decrease in other liabilities..........................     (2,216)   (2,301)      (4,527)
     Restructuring and impairment charges...................      7,486    31,412        3,733
     Gain from divestitures of businesses...................       (684)   (4,992)          --
     Equity in earnings of affiliated companies.............    (57,145)  (22,675)     (48,583)
     Minority interests.....................................      6,366     5,487        6,882
     Other..................................................    (12,124)      (74)      (6,153)
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
     Receivables............................................    (51,080)  (21,757)      42,641
     Inventories............................................    (13,778)   (4,624)      21,355
     Other current assets...................................    (58,252)  (22,216)        (200)
     Accounts payable.......................................     41,921    62,711      123,625
     Accrued expenses.......................................     43,357   (15,971)     (36,014)
                                                              ---------   -------   ----------
  Net cash provided by operating activities.................    227,503    22,008      274,304
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................    (74,052)  (87,437)     (83,936)
  Acquisitions, net of cash acquired........................         --        --     (371,858)
  Payments for investments..................................    (10,297)  (16,226)     (46,189)
  Net proceeds from divestiture of businesses...............      1,815    16,070           --
  Proceeds from sale of investments.........................      3,000    27,371        5,264
  Proceeds from sale of property, plant and equipment.......     22,969    24,313       30,224
  Dividends from investments in affiliated companies........     37,356    26,558        3,548
  Increase in restricted cash...............................    (20,118)       --           --
  Other.....................................................      4,105     5,116        1,745
                                                              ---------   -------   ----------
  Net cash used by investing activities.....................    (35,222)   (4,235)    (461,202)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt....................     11,683    10,118      (53,812)
  Proceeds from issuance of long-term debt..................    185,037     6,057    1,369,528
  Principal payments on long-term debt......................   (304,910)  (62,040)    (935,104)
  Principal payments on obligations under capital lease.....     (9,590)       --           --
  Payments for debt issuance costs..........................     (3,486)       --      (20,265)
  Payments for redemption of member equities................    (24,380)  (37,878)     (46,896)
  Other.....................................................       (688)      128         (378)
                                                              ---------   -------   ----------
  Net cash (used) provided by financing activities..........   (146,334)  (83,615)     313,073
                                                              ---------   -------   ----------
  Net increase (decrease) in cash...........................     45,947   (65,842)     126,175
Cash and short-term investments at beginning of year........     64,327   130,169        3,994
                                                              ---------   -------   ----------
Cash and short-term investments at end of year..............  $ 110,274   $64,327   $  130,169
                                                              =========   =======   ==========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF EQUITIES

                                                                   RESTATED
                                -------------------------------------------------------------------------------
                                                                             ACCUMULATED
                                                  MEMBER EQUITIES               OTHER
                                CAPITAL   -------------------------------   COMPREHENSIVE   RETAINED    TOTAL
                                 STOCK    ALLOCATED   DEFERRED     NET          LOSS        EARNINGS   EQUITIES
                                -------   ---------   --------   --------   -------------   --------   --------
BALANCE, DECEMBER 31, 2000
  AS PREVIOUSLY REPORTED......  $2,345    $774,921    $ (5,980)  $768,941           --      $33,668    $804,954
Prior period adjustments (see
  Note 2).....................      --          --      (8,905)    (8,905)          --         (911)     (9,816)
                                ------    --------    --------   --------     --------      -------    --------
BALANCE, DECEMBER 31, 2000....   2,345     774,921     (14,885)   760,036           --       32,757     795,138
Capital stock issued..........      65          --          --         --           --           --          65
Capital stock redeemed........    (105)         --          --         --           --           --        (105)
2001 earnings, as applied.....      --      70,552        (258)    70,294           --       (2,223)     68,071
  Less portion stated as
    current liability.........      --     (19,900)         --    (19,900)          --           --     (19,900)
Portion of member equities
  stated as current
  liability...................      --      (9,000)         --     (9,000)          --           --      (9,000)
Cash patronage and redemption
  of member equities..........      --     (46,896)         --    (46,896)          --           --     (46,896)
Redemption included in prior
  year's liabilities..........      --      37,493          --     37,493           --           --      37,493
Other.........................      --        (608)      2,570      1,962           --       (3,545)     (1,583)
                                ------    --------    --------   --------     --------      -------    --------
BALANCE, DECEMBER 31, 2001....   2,305     806,562     (12,573)   793,989           --       26,989     823,283
Capital stock issued..........       5          --          --         --           --           --           5
Capital stock redeemed........    (120)         --          --         --           --           --        (120)
2002 earnings, as applied.....      --      96,900     (13,128)    83,772           --       12,600      96,372
  Less portion stated as
    current liability.........      --      (4,178)         --     (4,178)          --           --      (4,178)
Portion of member equities
  stated as current
  liability...................      --      (8,210)         --     (8,210)          --           --      (8,210)
Cash patronage and redemption
  of member equities..........      --     (37,878)         --    (37,878)          --           --     (37,878)
Redemption included in prior
  year's liabilities..........      --      28,900          --     28,900           --           --      28,900
Other.........................      --       2,601          --      2,601           --       (5,010)     (2,409)
                                ------    --------    --------   --------     --------      -------    --------
BALANCE, DECEMBER 31, 2002....   2,190     884,697     (25,701)   858,996           --       34,579     895,765
Capital stock issued..........       3          --          --         --           --           --           3
Capital stock redeemed........     (68)         --          --         --           --           --         (68)
2003 earnings, as applied.....      --      40,045        (312)    39,733           --       42,261      81,994
  Less portion stated as
    current liability.........      --     (11,640)         --    (11,640)          --           --     (11,640)
Portion of member equities
  stated as current
  liability...................      --      (7,809)         --     (7,809)          --           --      (7,809)
Cash patronage and redemption
  of member equities..........      --     (24,380)         --    (24,380)          --           --     (24,380)
Redemption included in prior
  year's liabilities..........      --      12,388          --     12,388           --           --      12,388
Minimum pension liability
  adjustment, net of income
  tax.........................      --          --          --         --      (65,617)          --     (65,617)
Other.........................      --        (702)         --       (702)          --         (570)     (1,272)
                                ------    --------    --------   --------     --------      -------    --------
BALANCE, DECEMBER 31, 2003....  $2,125    $892,599    $(26,013)  $866,586     $(65,617)     $76,270    $879,364
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

2.  FINANCIAL STATEMENT RESTATEMENT

     The Company announced in June 2004 that it planned to restate financial results for certain periods due to accounting errors it identified at its Carlisle, PA dairy facility and reported in its dairy foods segment. The consolidated financial statements as of and for the years ended December 31, 2003 and 2002 and for the year ended December 31, 2001, have been restated to reflect adjustments necessary to correct these errors. The adjustments relate primarily to the manner in which its Carlisle facility estimated and recorded monthly financial information. Because all information required to be recorded was not known at month-end, the Carlisle facility used an accounting model to estimate certain sales and cost of sales and the related accounts receivable, accounts payable and inventory and recorded financial information in accordance with the model. The accounts were not properly reconciled in subsequent periods to reflect the actual results. Other adjustments relate to accrual cutoffs and mathematical errors in inventory calculations. The financial statement line items impacted thereby include net sales, cost of sales, earnings (loss) from operations, earnings before income taxes, income tax expense (benefit), net earnings, receivables, inventories, accounts payable, accrued expenses, deferred income taxes (included in other assets and employee benefits and other liabilities), member equities, and retained earnings. The consolidated financial statements as of and for the years ended December 31, 2003 and 2002 and for the year ended December 31, 2001 and notes thereto included in this Form 10-K/A have been restated to include the effects of the corrections as follows:

  CONSOLIDATED STATEMENTS OF OPERATION

                                AS PREVIOUSLY                  AS PREVIOUSLY                  AS PREVIOUSLY
                                  REPORTED        RESTATED       REPORTED        RESTATED       REPORTED        RESTATED
                                 YEAR ENDED      YEAR ENDED     YEAR ENDED      YEAR ENDED     YEAR ENDED      YEAR ENDED
                                DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                    2003            2003           2002            2002           2001            2001
                                -------------   ------------   -------------   ------------   -------------   ------------
Net sales.....................   $6,320,456      $6,326,103     $5,846,864      $5,842,535     $5,864,858      $5,857,718
Cost of sales.................    5,735,247       5,742,938      5,350,423       5,350,209      5,378,605       5,376,082
Gross profit..................      585,209         583,165        496,441         492,326        486,253         481,636
Earnings (loss) from
  operations..................      109,382         107,338         (5,619)         (9,734)       100,191          95,574
Earnings before income
  taxes.......................      101,641          99,597         96,685          92,570         66,087          61,470
Income tax expense
  (benefit)...................       18,103          17,603         (2,202)         (3,802)        (5,401)         (6,601)
Net earnings..................   $   83,538      $   81,994     $   98,887      $   96,372     $   71,488      $   68,071
Applied to:
  Member equities
    Allocated patronage
       refunds................   $   40,045      $   40,045     $   96,900      $   96,900     $   70,552      $   70,552
    Deferred equities.........          986            (312)       (10,336)        (13,128)         2,708            (258)
                                 ----------      ----------     ----------      ----------     ----------      ----------
                                     41,031          39,733         86,564          83,772         73,260          70,294
  Retained earnings...........       42,507          42,261         12,323          12,600         (1,772)         (2,223)
                                 ----------      ----------     ----------      ----------     ----------      ----------
                                 $   83,538      $   81,994     $   98,887      $   96,372     $   71,488      $   68,071
                                 ==========      ==========     ==========      ==========     ==========      ==========

  CONSOLIDATED BALANCE SHEETS

                                             AS PREVIOUSLY                  AS PREVIOUSLY
                                               REPORTED        RESTATED       REPORTED        RESTATED
                                             DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                 2003            2003           2002            2002
                                             -------------   ------------   -------------   ------------
Total current assets.......................   $1,555,693      $1,539,184     $1,378,128      $1,356,136
Other assets...............................      126,025         133,438        211,823         220,124
Total assets...............................    3,398,156       3,389,060      3,246,322       3,232,631
Total current liabilities..................    1,096,641       1,106,562      1,169,474       1,171,531
Employee benefits and other liabilities....      177,088         175,363        104,340         104,340
Total equities.............................      896,656         879,364        911,513         895,765
Total liabilities and equities.............    3,398,156       3,389,060      3,246,322       3,232,631

     In addition, total equities as of January 1, 2001 was reduced by $9.8 million to reflect the cumulative effect of these errors as of January 1, 2001.

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

     The consolidation of MoArk impacted the comparability of several categories in the consolidated balance sheets. Summarized, selected balance sheet items for MoArk are as follows:

                                                                   AT
                                                              DECEMBER 31,
                                                                  2003
                                                              ------------
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

4.  RESTRICTED CASH

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

5.  RECEIVABLES

     A summary of receivables at December 31 is as follows:

                                                                   RESTATED
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Trade accounts..............................................  $327,913   $225,589
Notes and contracts.........................................    63,984     44,565
Notes from sale of trade receivables (see Note 6)...........   155,191    194,476
Other.......................................................    96,051     99,003
                                                              --------   --------
                                                               643,139    563,633
Less allowance for doubtful accounts........................    19,552     18,255
                                                              --------   --------
Total receivables, net......................................  $623,587   $545,378
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

7.  INVENTORIES

     A summary of inventories at December 31 is as follows:

                                                                   RESTATED
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Raw materials...............................................  $159,511   $141,915
Work in process.............................................    33,645     33,982
Finished goods..............................................   303,670    270,703
                                                              --------   --------
Total inventories...........................................  $496,826   $446,600
                                                              ========   ========

8.  INVESTMENTS

     A summary of investments at December 31 is as follows:

                                                                2003       2002
                                                              --------   --------
CF Industries, Inc..........................................  $249,502   $249,502
Agriliance LLC..............................................    92,134     91,629
Ag Processing Inc...........................................    37,941     37,854
Advanced Food Products LLC..................................    29,494     27,418
CoBank, ACB.................................................    18,583     22,061
Universal Cooperatives......................................     8,224      6,473
Agronomy Company of Canada Ltd..............................     7,954      5,660
Melrose Dairy Proteins, LLC.................................     6,623      6,579
Prairie Farms Dairy, Inc....................................     5,125      5,092
MoArk/Fort Recovery Egg Marketing, LLC......................     2,210         --
MoArk LLC...................................................        --     44,678
Other -- principally cooperatives and joint ventures........    48,851     48,646
                                                              --------   --------
Total investments...........................................  $506,641   $545,592
                                                              ========   ========

     On July 1, 2003, the Company began consolidating MoArk LLC, which prior to that date was accounted for as an equity investment. See Note 3 for additional information. Also in 2003, the Company sold its investment in a swine joint venture within the Feed segment for $3.0 million in cash.

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

9.  PROPERTY, PLANT AND EQUIPMENT

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
                                                              ========   ========

10.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill: The Company adopted the remaining provisions of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective January 1, 2001, net earnings for 2001 would have been reported as follows:

                                                                   RESTATED
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
Net earnings............................................  $81,994   $96,372   $68,071
Add back: goodwill amortization, net of tax.............       --        --     4,940
                                                          -------   -------   -------
Adjusted net earnings...................................  $81,994   $96,372   $73,011
                                                          =======   =======   =======

     The carrying amount of goodwill at December 31 is as follows:

                                                                2003       2002
                                                              --------   --------
Dairy Foods.................................................  $ 66,259   $ 66,718
Feed........................................................   150,922    156,839
Seed........................................................    12,405     16,948
Swine.......................................................        --        647
Agronomy....................................................    63,733     69,823
Layers......................................................    79,764     11,897
Other.......................................................        --        541
                                                              --------   --------
Total goodwill..............................................  $373,083   $323,413
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

     Other Intangible Assets: A summary of other intangible assets at December 31 is as follows:

                                                                2003       2002
                                                              --------   --------
Amortized other intangible assets:
  Patents, less accumulated amortization of $2,622 and
     $1,394, respectively...................................  $ 14,147   $ 15,318
  Trademarks, less accumulated amortization of $2,044 and
     $1,615, respectively...................................     2,296      2,725
  Other intangible assets, less accumulated amortization of
     $12,783 and $9,667, respectively.......................     9,870      7,102
                                                              --------   --------
Total amortized other intangible assets.....................    26,313     25,145
Total non-amortized other intangible assets -- trademarks...    76,625     76,625
                                                              --------   --------
Total other intangible assets...............................  $102,938   $101,770
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

11.  DEBT OBLIGATIONS

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

     The maturity of long-term debt for the next five years and thereafter is summarized in the table below.

YEAR                                                           AMOUNT
----                                                          --------
2004........................................................  $  7,841
2005........................................................    45,802
2006........................................................    73,657
2007........................................................    14,044
2008........................................................   153,504
2009 and thereafter.........................................   778,375

12.  OTHER COMPREHENSIVE INCOME

                                                                   RESTATED
                                                         ----------------------------
                                                           2003      2002      2001
                                                         --------   -------   -------
Net earnings...........................................  $ 81,994   $96,372   $68,071
Minimum pension liability adjustment (net of tax of
  $40,645).............................................   (65,617)       --        --
                                                         --------   -------   -------
Total comprehensive income.............................  $ 16,377   $96,372   $68,071
                                                         ========   =======   =======

     The minimum pension liability adjustment reflects $60.9 million, net of tax, for Land O'Lakes defined benefit pension plans and $4.7 million, net of tax, for the Company's portion of the minimum pension liability adjustment for its joint venture investment in Agriliance LLC.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

14.  INCOME TAXES

     The components of the income tax provision are summarized as follows:

                                                                   RESTATED
                                                         ----------------------------
                                                          2003      2002       2001
                                                         -------   -------   --------
Current expense (benefit)
  Federal..............................................  $ 5,300   $ 4,537   $(22,281)
  State................................................      629       471     (3,282)
                                                         -------   -------   --------
                                                           5,929     5,008    (25,563)
Deferred expense (benefit).............................   11,674    (8,810)    18,962
                                                         -------   -------   --------
Income tax expense (benefit)...........................  $17,603   $(3,802)  $ (6,601)
                                                         =======   =======   ========

     The effective tax rate differs from the statutory rate primarily as a result of the following:

                                                                     RESTATED
                                                              -----------------------
                                                              2003     2002     2001
                                                              -----    -----    -----
Statutory rate..............................................   35.0%    35.0%    35.0%
Patronage refunds...........................................  (14.1)   (36.6)   (40.2)
State income tax, net of federal benefit....................    2.0     (0.4)    (0.8)
Amortization of goodwill....................................    0.3      0.5      0.4
Effect of foreign operations................................   (1.5)    (4.3)     1.7
Disposal of investment......................................     --       --     (5.5)
Taxes previously not benefited..............................   (5.5)      --     (1.0)
Other, net..................................................    1.5      1.7     (0.3)
                                                              -----    -----    -----
Effective tax rate..........................................   17.7%    (4.1)%  (10.7)%
                                                              =====    =====    =====

     The significant components of the deferred tax assets and liabilities at December 31 are as follows:

                                                                2003       2002
                                                              --------   --------
Deferred tax assets related to:
  Deferred patronage........................................  $ 44,074   $  4,323
  Accrued expenses..........................................    65,729     25,160
  Allowance for doubtful accounts...........................     7,246      9,012
  Inventories...............................................        --      2,252
  Asset impairments.........................................     4,038     10,232
  Joint ventures............................................    15,041         --
  Net operating loss carryforward...........................    15,641     56,614
  Deferred tax credits......................................     6,796         --
                                                              --------   --------
Total deferred tax assets...................................   158,565    107,593
                                                              --------   --------
Deferred tax liabilities related to:
  Property, plant and equipment.............................    80,190     65,157
  Inventories...............................................    13,191         --
  Intangibles...............................................     6,786     17,800
  Joint ventures............................................        --      1,292
  Deferred revenue..........................................    20,693         --
  Other, net................................................     3,493        347
                                                              --------   --------
  Total deferred tax liabilities............................   124,353     84,596
                                                              --------   --------
Net deferred tax assets.....................................  $ 34,212   $ 22,997
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

15.  PENSION AND OTHER POSTRETIREMENT PLANS

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

  OBLIGATION AND FUNDED STATUS AT DECEMBER 31

                                            PENSION BENEFITS
                                -----------------------------------------            OTHER
                                  QUALIFIED PLAN      NON-QUALIFIED PLANS   POSTRETIREMENT BENEFITS
                                -------------------   -------------------   -----------------------
                                  2003       2002       2003       2002        2003         2002
                                --------   --------   --------   --------   ----------   ----------
Change in benefit obligation:
  Benefit obligation at
     beginning of year........  $351,823   $313,680   $ 42,068   $ 39,217    $ 60,923     $ 59,295
  Service cost................    16,209     11,537        377        366         803          802
  Interest cost...............    24,253     23,588      2,916      2,759       4,353        4,048
  Plan participant's
     contributions............        --         --         --         --       1,586        1,214
  Plan amendments.............        --      3,377         --     (3,152)         --           --
  Transfer to other plans.....        --     (3,062)        --         --          --           --
  Business combinations.......        --     26,389         --         --          --           --
  Actuarial loss (gain).......    41,167     (5,517)     4,476      4,833       8,149        2,828
  Benefits paid...............   (18,054)   (18,169)    (2,105)    (1,955)     (7,891)      (7,264)
                                --------   --------   --------   --------    --------     --------
  Benefit obligation at end of
     year.....................  $415,398   $351,823   $ 47,732   $ 42,068    $ 67,923     $ 60,923
                                ========   ========   ========   ========    ========     ========
Change in plan assets:
  Fair value of plan assets at
     beginning of year........  $334,137   $283,983   $     --   $     --    $     --     $     --
  Actual gain (loss) on plan
     assets...................    45,182    (17,810)        --         --          --           --
  Company contributions.......        --     67,936      2,105      1,955       6,305        6,050
  Transfer to other plans.....        --     (3,062)        --         --          --           --
  Business combinations.......        --     21,259         --         --          --           --
  Plan participants'
     contributions............        --         --         --         --       1,586        1,214
  Benefits paid...............   (18,054)   (18,169)    (2,105)    (1,955)     (7,891)      (7,264)
                                --------   --------   --------   --------    --------     --------
  Fair value of plan assets at
     end of year..............  $361,265   $334,137   $     --   $     --    $     --     $     --
                                ========   ========   ========   ========    ========     ========
  Funded status...............  $(54,133)  $(17,686)  $(47,732)  $(42,068)   $(67,923)    $(60,923)
  Unrecognized net actuarial
     loss.....................   135,129    107,545     10,486      6,573      34,927       28,946
  Unrecognized prior service
     cost.....................     4,652      5,927     (2,778)    (3,209)      2,660        2,926
  Unrecognized transition
     obligation...............                   --         --         --       5,785        6,429
                                --------   --------   --------   --------    --------     --------
  Net amount recognized.......  $ 85,648   $ 95,786   $(40,024)  $(38,704)   $(24,551)    $(26,622)
                                ========   ========   ========   ========    ========     ========
Amounts recognized in
  consolidated balance sheets
  consist of:
  Prepaid benefit cost........  $     --   $ 95,786   $     --   $     --    $     --     $     --
  Accrued benefit liability...   (15,909)        --    (41,176)   (38,704)    (24,551)     (22,622)
  Intangible asset............     4,652         --         --         --          --           --
  Accumulated other
     comprehensive income
     before tax...............    96,905         --      1,692         --          --           --
                                --------   --------   --------   --------    --------     --------
  Net amount recognized.......  $ 85,648   $ 95,786   $(40,024)  $(38,704)   $(24,551)    $(22,622)
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

     Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                           PENSION BENEFITS
                                                 -------------------------------------
                                                 QUALIFIED PLAN    NON-QUALIFIED PLANS
                                                 ---------------   -------------------
                                                   2003     2002     2003       2002
                                                 --------   ----   --------   --------
Projected benefit obligation...................  $415,398   N/A    $47,732    $42,068
Accumulated benefit obligation.................   377,175   N/A     42,235     38,736
Fair value of plan assets......................   361,265   N/A         --         --

     Components of net periodic benefit cost are as follows:

                                     PENSION BENEFITS          OTHER POSTRETIREMENT BENEFITS
                              ------------------------------   ------------------------------
                                2003       2002       2001       2003       2002       2001
                              --------   --------   --------   --------   --------   --------
Service cost................  $ 16,586   $ 11,903   $  9,678    $  803     $  802     $  818
Interest cost...............    27,169     26,347     22,001     4,353      4,048      3,917
Expected return on assets...   (32,806)   (30,301)   (28,428)       --         --         --
Amortization of actuarial
  loss......................     1,771        905         --     2,169      1,615      1,327
Amortization of prior
  service cost..............       844        848        877       266        266        266
Amortization of transition
  obligation................        --         --         --       643        643        643
                              --------   --------   --------    ------     ------     ------
Net periodic benefit cost...  $ 13,564   $  9,702   $  4,128    $8,234     $7,374     $6,971
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
                                                       ========   =====   ======   =====

     Weighted-average assumptions used to determine benefit obligations at December 31:

                                                                                   OTHER
                                                                              POSTRETIREMENT
                                                          PENSION BENEFITS       BENEFITS
                                                          -----------------   ---------------
                                                           2003      2002      2003     2002
                                                          -------   -------   ------   ------
Discount rate...........................................   6.25%     7.00%     6.25%    7.00%
Rate of compensation increase...........................   4.25%     4.25%      N/A      N/A

     Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

                                                                            OTHER
                                            PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                          ---------------------   -------------------------
                                          2003    2002    2001     2003      2002     2001
                                          -----   -----   -----   -------   ------   ------
Discount rate...........................  7.00%   7.25%   7.50%    7.00%     7.25%    7.50%
Rate of long-term return on plan
  assets................................  8.50%   9.50%   9.50%      N/A      N/A      N/A
Rate of compensation increase...........  4.25%   4.75%   4.75%      N/A      N/A      N/A

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

  PLAN ASSETS

     The Company's qualified, defined benefit pension plan weighted-average asset allocations at December 31, 2003 and December 31, 2002, by asset category, are as follows:

                                                              2003   2002   TARGET
                                                              ----   ----   ------
Asset category
U.S. equity securities......................................   60%    54%     55%
International equity securities.............................   10%     9%     10%
Fixed income securities and bonds...........................   30%    37%     35%
                                                              ---    ---     ---
Total.......................................................  100%   100%    100%
                                                              ===    ===     ===

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

16.  EQUITIES

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

     The allocation to retained earnings of $42.3 million in 2003, $12.6 million in 2002 and $(2.2) million in 2001 represents earnings or (losses) generated by non-member businesses plus amounts under the retained earnings program as provided in the bylaws of the Company.

17.  ACQUISITIONS AND DIVESTITURES

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

18.  RESTRUCTURING AND IMPAIRMENT CHARGES

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

19.  GAIN ON LEGAL SETTLEMENTS

     Gains on legal settlements were $22.8 million, $155.5 million and $3.0 million in 2003, 2002 and 2001, respectively. The gains represent cash received from product suppliers against whom the Company alleged certain price-fixing claims.

20.  OTHER (INCOME) EXPENSE, NET

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

21.  COMMITMENTS AND CONTINGENCIES

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

22.  SEGMENT INFORMATION

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

                                 RESTATED                                                                OTHER/        RESTATED
                                DAIRY FOODS      FEED        SEED      SWINE     AGRONOMY    LAYERS    ELIMINATION   CONSOLIDATED
                                -----------   ----------   --------   --------   --------   --------   -----------   ------------
FOR THE YEAR ENDED DECEMBER
  31, 2003
  Net sales...................  $2,975,027    $2,467,207   $479,309   $ 91,187   $    --    $317,829    $ (4,456)     $6,326,103
  Cost of sales(1)............   2,804,770     2,179,115    416,213     88,581        --     264,727     (10,468)      5,742,938
  Selling, general and
    administrative............     141,368       229,989     46,354      5,285    13,993      24,598       6,754         468,341
  Restructuring and impairment
    charges...................       2,605         1,962      1,775      1,144        --          --          --           7,486
  Interest expense (income),
    net.......................      29,107        28,133      3,384      5,882     9,019       9,869      (2,446)         82,948
  Gain on legal settlements...        (103)      (22,429)        --         --        --        (310)         --         (22,842)
  Other (income) expense,
    net.......................      (1,384)         (727)        --         --        --          --         525          (1,586)
  Equity in (earnings) loss of
    affiliated companies......      (4,952)       (1,641)        --        105   (36,237)    (14,480)         60         (57,145)
  Minority interest in
    earnings of
    subsidiaries..............          --         6,366         --         --        --          --          --           6,366
                                ----------    ----------   --------   --------   --------   --------    --------      ----------
  Earnings (loss) before
    income taxes..............  $    3,616    $   46,439   $ 11,583   $ (9,810)  $13,225    $ 33,425    $  1,119      $   99,597
                                ==========    ==========   ========   ========   ========   ========    ========      ==========
FOR THE YEAR ENDED DECEMBER
  31, 2002
  Net sales...................  $2,898,815    $2,444,668   $406,871   $ 83,239   $    --    $     --    $  8,942      $5,842,535
  Cost of sales(1)............   2,743,668     2,155,342    353,852     93,482        --          --       3,865       5,350,209
  Selling, general and
    administrative............     156,016       235,835     44,272      5,795    18,885       2,120       7,725         470,648
  Restructuring and impairment
    charges...................      19,647        11,765         --         --        --          --          --          31,412
  Interest expense (income),
    net.......................      20,136        36,427      4,318      5,521     9,469       4,509      (1,709)         78,671
  Gain on legal settlements...      (3,166)     (152,378)        --         --        --          --          --        (155,544)
  Other (income) expense,
    net.......................      (1,796)       (2,642)    (3,956)       119        --          --          32          (8,243)
  Equity in loss (earnings) of
    affiliated companies......         580        (1,560)        75      1,491   (26,598)      2,915         422         (22,675)
  Minority interest in (loss)
    earnings of
    subsidiaries..............         (21)        5,380         19         --        --          --         109           5,487
                                ----------    ----------   --------   --------   --------   --------    --------      ----------
  (Loss) earnings before
    income taxes..............  $  (36,249)   $  156,499   $  8,291   $(23,169)  $(1,756)   $ (9,544)   $ (1,502)     $   92,570
                                ==========    ==========   ========   ========   ========   ========    ========      ==========
FOR THE YEAR ENDED DECEMBER
  31, 2001
  Net sales...................  $3,462,139    $1,864,021   $413,567   $109,895   $    --    $     --    $  8,096      $5,857,718
  Cost of sales(1)............   3,231,333     1,691,309    354,175     96,980        --          --       2,285       5,376,082
  Selling, general and
    administrative............     168,940       133,438     49,127      5,155    16,511         329       8,829         382,329
  Restructuring and impairment
    charges...................       1,661           272         --      1,800        --          --          --           3,733
  Interest expense (income),
    net.......................      20,046        13,786      6,268      6,182     8,057       3,281      (1,936)         55,684
  Gain on legal settlements...          --        (2,996)        --         --        --          --          --          (2,996)
  Other expense (income),
    net.......................          --            --         66         --      (117)         --      23,168          23,117
  Equity in (earnings) loss of
    affiliated companies......      (4,940)       (4,437)       324     (3,325)  (34,704)     (1,771)        270         (48,583)
  Minority interest in (loss)
    earnings of
    subsidiaries..............      (1,000)        7,992          6         --        --          --        (116)          6,882
                                ----------    ----------   --------   --------   --------   --------    --------      ----------
  Earnings (loss) before
    income taxes..............  $   46,099    $   24,657   $  3,601   $  3,103   $10,253    $ (1,839)   $(24,404)     $   61,470
                                ==========    ==========   ========   ========   ========   ========    ========      ==========

                                 RESTATED                                                                OTHER/        RESTATED
                                DAIRY FOODS      FEED        SEED      SWINE     AGRONOMY    LAYERS    ELIMINATION   CONSOLIDATED
                                -----------   ----------   --------   --------   --------   --------   -----------   ------------
2003
  Total assets................  $  939,610    $  945,497   $439,858   $ 69,294   $423,341   $315,555    $255,905      $3,389,060
  Depreciation and
    amortization..............      42,958        44,895      2,156      3,548     6,101       6,326      14,784         120,768
  Capital expenditures........      28,220        24,049        542      5,060        --       3,769      12,412          74,052
2002
  Total assets................  $  922,606    $1,087,432   $448,039   $ 73,883   $426,696   $ 58,332    $215,643      $3,232,631
  Depreciation and
    amortization..............      36,831        46,555      3,023      3,829     6,090         873       9,561         106,762
  Capital expenditures........      32,347        26,047        573      3,126        --          --      25,344          87,437
2001
  Total assets................  $  712,246    $  981,229   $379,912   $ 77,911   $411,738   $ 60,364    $449,859      $3,073,259
  Depreciation and
    amortization..............      42,466        31,707      5,008      5,575     6,321         329       5,882          97,288
  Capital expenditures........      37,749        24,872      2,685      7,310        --          --      11,320          83,936
(1) Cost of sales includes
    unrealized hedging (gains)
    losses of:
  2003........................  $   (3,035)   $  (11,802)  $ (2,645)  $ (1,980)  $    --    $     --    $     --      $  (19,462)
  2002........................         394          (154)    (2,265)       888        --          --          --          (1,137)
  2001........................         139         3,735      2,265        423        --          --          --           6,562

23.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              RESTATED
                                   --------------------------------------------------------------
                                     FIRST        SECOND       THIRD        FOURTH
                                    QUARTER      QUARTER      QUARTER      QUARTER     FULL YEAR
                                   ----------   ----------   ----------   ----------   ----------
2003
Net sales........................  $1,451,018   $1,400,594   $1,582,969   $1,891,522   $6,326,103
Gross profit.....................     125,535      125,330      133,531      198,769      583,165
Net (loss) earnings..............        (380)      44,932       (1,634)      39,076       81,994

                                     FIRST        SECOND       THIRD        FOURTH
                                    QUARTER      QUARTER      QUARTER      QUARTER     FULL YEAR
                                   ----------   ----------   ----------   ----------   ----------
2002
Net sales........................  $1,530,103   $1,419,762   $1,371,248   $1,521,422   $5,842,535
Gross profit.....................     146,683      122,529      112,243      110,871      492,326
Net (loss) earnings..............      (1,773)      47,447      (12,290)      62,988       96,372

24.  RELATED PARTY TRANSACTIONS

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

25.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

26.  CONSOLIDATING FINANCIAL INFORMATION

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

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2003

                                       RESTATED
                                         LAND          WHOLLY-       MAJORITY-
                                     O'LAKES, INC.      OWNED          OWNED
                                        PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR                    RESTATED
                                        COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     -------------   ------------   ------------   -------------   ------------   ------------
                                                                         ($ IN THOUSANDS)
                                                            ASSETS
Current assets:
  Cash and short-term
    investments....................   $   99,753       $  4,207       $     --       $  6,314      $        --     $  110,274
  Restricted cash..................       20,118             --             --             --               --         20,118
  Receivables, net.................      386,678         82,097        194,002        120,064         (159,254)       623,587
  Inventories......................      265,924         45,981        132,027         52,894               --        496,826
  Prepaid expenses.................      227,495          3,053         10,975          4,850               --        246,373
  Other current assets.............       33,968          2,318             --          5,720               --         42,006
                                      ----------       --------       --------       --------      -----------     ----------
    Total current assets...........    1,033,936        137,656        337,004        189,842         (159,254)     1,539,184
Investments........................    1,311,131            223         18,587         11,227         (834,527)       506,641
Property, plant and equipment,
  net..............................      246,803         13,357        228,100        136,371               --        624,631
Property under capital lease,
  net..............................           --             --             31        109,114               --        109,145
Goodwill...........................      183,665          3,224        121,993         64,201               --        373,083
Other intangibles..................        1,140          3,041         95,241          3,516               --        102,938
Other assets.......................       65,734          4,464         26,483         56,036          (19,279)       133,438
                                      ----------       --------       --------       --------      -----------     ----------
    Total assets...................   $2,842,409       $161,965       $827,439       $570,307      $(1,013,060)    $3,389,060
                                      ==========       ========       ========       ========      ===========     ==========

                                                   LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
    obligations....................   $   62,802       $  2,927       $    165       $114,208      $   (99,399)    $   80,703
  Current portion of long-term
    debt...........................        1,786         56,430             --          6,055          (56,430)         7,841
  Current portion of obligations
    under capital lease............           --             --             --         10,399               --         10,399
  Accounts payable.................      566,201         59,621        110,238         38,706          (13,072)       761,694
  Accrued expenses.................      145,705         23,740         38,824         18,207               --        226,476
  Patronage refunds and other
    member equities payable........       19,449             --             --             --               --         19,449
                                      ----------       --------       --------       --------      -----------     ----------
    Total current liabilities......      795,943        142,718        149,227        187,575         (168,901)     1,106,562
Long-term debt.....................      984,884          9,769             --         79,729           (9,000)     1,065,382
Obligations under capital lease....           --             --             14         99,636               --         99,650
Employee benefits and other
  liabilities......................      127,881          1,256         28,803         18,055             (632)       175,363
Minority interests.................       54,337             --          2,561          5,841               --         62,739
Equities:
  Capital stock....................        2,125          1,216        502,506         95,745         (599,467)         2,125
  Member equities..................      866,586             --             --             --               --        866,586
  Accumulated other comprehensive
    loss...........................      (65,617)            --             --             --               --        (65,617)
  Retained earnings................       76,270          7,006        144,328         83,726         (235,060)        76,270
                                      ----------       --------       --------       --------      -----------     ----------
    Total equities.................      879,364          8,222        646,834        179,471         (834,527)       879,364
                                      ----------       --------       --------       --------      -----------     ----------
Commitments and contingencies
      Total liabilities and
         equities..................   $2,842,409       $161,965       $827,439       $570,307      $(1,013,060)    $3,389,060
                                      ==========       ========       ========       ========      ===========     ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                             RESTATED
                               LAND          WHOLLY-       MAJORITY-
                           O'LAKES, INC.      OWNED          OWNED
                              PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR                    RESTATED
                              COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                           -------------   ------------   ------------   -------------   ------------   ------------
                                                               ($ IN THOUSANDS)
Net sales................   $3,200,812       $227,445      $2,349,658      $548,188        $     --      $6,326,103
Cost of sales............    2,946,734        220,353       2,074,563       501,288              --       5,742,938
                            ----------       --------      ----------      --------        --------      ----------
Gross profit.............      254,078          7,092         275,095        46,900              --         583,165
Selling, general and
  administrative.........      202,418         13,246         220,856        31,821              --         468,341
Restructuring and
  impairment charges.....        4,749            775           1,962            --              --           7,486
                            ----------       --------      ----------      --------        --------      ----------
Earnings (loss) from
  operations.............       46,911         (6,929)         52,277        15,079              --         107,338
Interest expense
  (income), net..........       75,841          2,517            (941)        5,531              --          82,948
Gain on legal
  settlements............      (19,633)            --          (3,209)           --              --         (22,842)
Other (income) expense,
  net....................         (710)            --            (876)           --              --          (1,586)
Equity in (earnings) loss
  of affiliated
  companies..............     (110,466)            --          (1,421)      (10,179)         64,921         (57,145)
Minority interest in
  earnings (loss) of
  subsidiaries...........        4,935             --              (8)        1,439              --           6,366
                            ----------       --------      ----------      --------        --------      ----------
Earnings (loss) before
  income taxes...........       96,944         (9,446)         58,732        18,288         (64,921)         99,597
Income tax expense
  (benefit)..............       14,950         (2,935)             84         5,504              --          17,603
                            ----------       --------      ----------      --------        --------      ----------
Net earnings (loss)......   $   81,994       $ (6,511)     $   58,648      $ 12,784        $(64,921)     $   81,994
                            ==========       ========      ==========      ========        ========      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                          RESTATED
                                            LAND          WHOLLY-       MAJORITY-
                                        O'LAKES, INC.      OWNED          OWNED
                                           PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR                    RESTATED
                                           COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        -------------   ------------   ------------   -------------   ------------   ------------
                                                                            ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)...................    $  81,994       $ (6,511)      $ 58,648       $ 12,784        $(64,921)     $  81,994
Adjustments to reconcile net earnings
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization.......       55,451          1,956         39,549         16,076              --        113,032
  Amortization of deferred financing
    costs.............................        7,092             --             --            644              --          7,736
  Bad debt expense....................        1,883            134          1,889          1,316              --          5,222
  Proceeds from patronage revolvement
    received..........................        5,000             --             --             --              --          5,000
  Non-cash patronage income...........       (3,578)            --             --             --              --         (3,578)
  Receivable from legal settlement....       90,707             --          6,000             --              --         96,707
  Deferred income tax expense.........       11,674             --             --             --              --         11,674
  (Increase) decrease in other
    assets............................       (8,955)         4,628          1,475          3,375           5,342          5,865
  (Decrease) increase in other
    liabilities.......................       (1,081)           (77)         3,265         (3,691)           (632)        (2,216)
  Restructuring and impairment
    charges...........................        4,749            775          1,962             --              --          7,486
  Gain from divestitures of
    businesses........................         (684)            --             --             --              --           (684)
  Equity in (earnings) loss of
    affiliated companies..............     (110,466)            --         (1,421)       (10,179)         64,921        (57,145)
  Minority interests..................        4,935             --             (8)         1,439              --          6,366
  Other...............................      (11,248)            --           (876)            --              --        (12,124)
Changes in current assets and
  liabilities, net of acquisitions and
  divestitures:
  Receivables.........................       23,373        (34,801)       (55,601)       (12,843)         28,792        (51,080)
  Inventories.........................      (14,277)        28,416        (23,534)        (4,383)             --        (13,778)
  Other current assets................      (59,958)         3,268         (3,350)         1,788              --        (58,252)
  Accounts payable....................       63,159         (8,708)        (7,325)         1,357          (6,562)        41,921
  Accrued expenses....................       20,353         22,266         (6,537)         2,050           5,225         43,357
                                          ---------       --------       --------       --------        --------      ---------
Net cash provided by operating
  activities..........................      160,123         11,346         14,136          9,733          32,165        227,503
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment.........................      (36,055)          (871)       (24,068)       (13,058)             --        (74,052)
  Payments for investments............      (41,671)            --             --             --          31,374        (10,297)
  Net proceeds from divestitures of
    businesses........................        1,815             --             --             --              --          1,815
  Proceeds from sale of investments...           --             --          3,000             --              --          3,000
  Proceeds from sale of property,
    plant and equipment...............       17,612             --          5,357             --              --         22,969
  Dividends from investments in
    affiliated companies..............       29,420             --          1,956          5,980              --         37,356
  Increase in restricted cash.........      (20,118)            --             --             --              --        (20,118)
  Other...............................        2,818             --          1,287             --              --          4,105
                                          ---------       --------       --------       --------        --------      ---------
  Net cash (used) provided by
    investing activities..............      (46,179)          (871)       (12,468)        (7,078)         31,374        (35,222)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term
    debt..............................       60,600            109           (207)       (16,654)        (32,165)        11,683
  Proceeds from issuance of long-term
    debt..............................      185,037             --             --             --              --        185,037
  Principal payments on long-term
    debt..............................     (289,608)        (8,961)            --         (6,341)             --       (304,910)
  Principal payments on obligations
    under capital lease...............           --             --             --         (9,590)             --         (9,590)
  Payments for debt issuance costs....       (3,486)            --             --             --              --         (3,486)
  Payments for redemption of member
    equities..........................      (24,380)            --             --             --              --        (24,380)
  Other...............................         (688)            --             --         31,374         (31,374)          (688)
                                          ---------       --------       --------       --------        --------      ---------
  Net cash used by financing
    activities........................      (72,525)        (8,852)          (207)        (1,211)        (63,539)      (146,334)
                                          ---------       --------       --------       --------        --------      ---------
  Net increase in cash................       41,419          1,623          1,461          1,444              --         45,947
Cash and short-term investments at
  beginning of year...................       58,334          2,584         (1,461)         4,870              --         64,327
                                          ---------       --------       --------       --------        --------      ---------
Cash and short-term investments at end
  of year.............................    $  99,753       $  4,207       $     --       $  6,314        $     --      $ 110,274
                                          =========       ========       ========       ========        ========      =========

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002

                                  RESTATED
                                    LAND          WHOLLY-       MAJORITY-
                                O'LAKES, INC.      OWNED          OWNED
                                   PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR                    RESTATED
                                   COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                -------------   ------------   ------------   -------------   ------------   ------------
                                                                    ($ IN THOUSANDS)
                                                         ASSETS
Current assets:
  Cash and short-term
    investments...............   $   58,334       $  2,584       $ (1,461)      $  4,870       $      --      $   64,327
  Receivables, net............      449,959         30,057        150,447         45,377        (130,462)        545,378
  Receivable from legal
    settlement................       90,707             --          6,000             --              --          96,707
  Inventories.................      254,731         74,397        108,493          8,979              --         446,600
  Prepaid expenses............      176,541          4,840          7,625            240              --         189,246
  Other current assets........       12,868            337             --            673              --          13,878
                                 ----------       --------       --------       --------       ---------      ----------
    Total current assets......    1,043,140        112,215        271,104         60,139        (130,462)      1,356,136
Investments...................    1,163,031          1,102         20,777          2,496        (641,814)        545,592
Property, plant and equipment,
  net.........................      260,078         23,131        246,402         50,249              --         579,860
Property under capital lease,
  net.........................           --             --             --        105,736              --         105,736
Goodwill......................      187,755         13,172        121,673            813              --         323,413
Other intangibles.............        4,243            723         96,455            349              --         101,770
Other assets..................      159,210          2,738         27,064         45,049         (13,937)        220,124
                                 ----------       --------       --------       --------       ---------      ----------
    Total assets..............   $2,817,457       $153,081       $783,475       $264,831       $(786,213)     $3,232,631
                                 ==========       ========       ========       ========       =========      ==========

                                                LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
    obligations...............   $   27,040       $  2,818       $     59       $ 66,174       $ (58,262)     $   37,829
  Current portion of long-term
    debt......................      104,347         64,963             --             47         (64,794)        104,563
  Obligations under capital
    lease.....................           --             --             --        108,279              --         108,279
  Accounts payable............      503,510         68,329        117,563         18,553          (6,510)        701,445
  Accrued expenses............      160,721          1,644         45,361          4,526          (5,225)        207,027
  Patronage refunds and other
    member equities payable...       12,388             --             --             --              --          12,388
                                 ----------       --------       --------       --------       ---------      ----------
    Total current
      liabilities.............      808,006        137,754        162,983        197,579        (134,791)      1,171,531
Long-term debt................      988,696         10,197             --         18,023          (9,608)      1,007,308
Employee benefits and other
  liabilities.................       75,588          1,333         26,071          1,348              --         104,340
Minority interests............       49,402             --             --          4,285              --          53,687
Equities:
  Capital stock...............        2,190          1,084        507,956         61,123        (570,163)          2,190
  Member equities.............      858,996             --             --             --              --         858,996
  Retained earnings...........       34,579          2,713         86,465        (17,527)        (71,651)         34,579
                                 ----------       --------       --------       --------       ---------      ----------
    Total equities............      895,765          3,797        594,421         43,596        (641,814)        895,765
                                 ----------       --------       --------       --------       ---------      ----------
Commitments and contingencies
    Total liabilities and
      equities................   $2,817,457       $153,081       $783,475       $264,831       $(786,213)     $3,232,631
                                 ==========       ========       ========       ========       =========      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                             RESTATED
                               LAND          WHOLLY-       MAJORITY-
                           O'LAKES, INC.      OWNED          OWNED
                              PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR                    RESTATED
                              COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                           -------------   ------------   ------------   -------------   ------------   ------------
                                                               ($ IN THOUSANDS)
Net sales................   $3,117,998       $225,407      $2,376,716      $122,414        $     --      $5,842,535
Cost of sales............    2,912,942        206,517       2,096,814       133,936              --       5,350,209
                            ----------       --------      ----------      --------        --------      ----------
Gross profit.............      205,056         18,890         279,902       (11,522)             --         492,326
Selling, general and
  administrative.........      216,575         20,748         222,139        11,186              --         470,648
Restructuring and
  impairment charges.....       19,784            362          11,266            --              --          31,412
                            ----------       --------      ----------      --------        --------      ----------
(Loss) earnings from
  operations.............      (31,303)        (2,220)         46,497       (22,708)             --          (9,734)
Interest expense
  (income), net..........       71,956          3,939           3,411          (635)             --          78,671
Gain on legal
  settlements............     (147,902)            --          (7,642)           --              --        (155,544)
Other (income) expense,
  net....................       (3,151)        (3,932)         (2,621)        1,461              --          (8,243)
Equity in (earnings) loss
  of affiliated
  companies..............      (47,970)           247          (1,021)           --          26,069         (22,675)
Minority interest in
  earnings of
  subsidiaries...........        4,454             --             231           802              --           5,487
                            ----------       --------      ----------      --------        --------      ----------
Earnings (loss) before
  income taxes...........       91,310         (2,474)         54,139       (24,336)        (26,069)         92,570
Income tax (benefit)
  expense................       (5,062)           911            (841)        1,190              --          (3,802)
                            ----------       --------      ----------      --------        --------      ----------
Net earnings (loss)......   $   96,372       $ (3,385)     $   54,980      $(25,526)       $(26,069)     $   96,372
                            ==========       ========      ==========      ========        ========      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                          RESTATED
                                            LAND          WHOLLY-       MAJORITY-
                                        O'LAKES, INC.      OWNED          OWNED
                                           PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR                    RESTATED
                                           COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        -------------   ------------   ------------   -------------   ------------   ------------
                                                                            ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).................    $ 96,372        $ (3,385)      $ 54,980       $(25,526)       $(26,069)      $ 96,372
  Adjustments to reconcile net
    earnings (loss) to net cash
    provided (used) by operating
    activities:
    Depreciation and amortization.....      53,222           3,693         43,879          2,905              --        103,699
    Amortization of deferred financing
      costs...........................       3,063              --             --             --              --          3,063
      Bad debt expense................       1,894              --          3,200             --              --          5,094
    Proceeds from patronage
      revolvement received............       2,061              --             --             --              --          2,061
    Non-cash patronage income.........      (1,921)             --             --             --              --         (1,921)
      Receivable from legal
        settlement....................     (90,707)             --         (6,000)            --              --        (96,707)
    Deferred income tax benefit.......      (8,810)             --             --             --              --         (8,810)
      (Increase) decrease in other
        assets........................     (87,897)         (2,204)        (3,801)         5,823           2,236        (85,843)
    Increase (decrease) in other
      liabilities.....................       7,501            (601)        (9,377)           176              --         (2,301)
      Restructuring and impairment
        charges.......................      19,784             362         11,266             --              --         31,412
      (Gain) loss on divestitures of
        businesses....................      (2,521)         (3,932)            --          1,461              --         (4,992)
    Equity in (earnings) loss of
      affiliated companies............     (47,970)            247         (1,021)            --          26,069        (22,675)
    Minority interests................       4,454              --            231            802              --          5,487
    Other.............................       9,496             488         (2,281)        (7,777)             --            (74)
  Changes in current assets and
    liabilities, net of acquisitions
    and divestitures:
    Receivables.......................      25,214           4,575        (11,509)        (4,901)        (35,136)       (21,757)
    Inventories.......................      17,748         (18,791)        (1,055)        (2,526)             --         (4,624)
    Other current assets..............     (26,286)          4,683           (653)            40              --        (22,216)
    Accounts payable..................      54,664           7,011          7,508            (38)         (6,434)        62,711
    Accrued expenses..................       6,377          (4,978)       (13,323)         1,178          (5,225)       (15,971)
                                          --------        --------       --------       --------        --------       --------
  Net cash provided (used) by
    operating activities..............      35,738         (12,832)        72,044        (28,383)        (44,559)        22,008
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment.........................     (54,164)         (1,176)       (25,995)        (6,102)             --        (87,437)
  Payments for investments............     (22,561)             (6)            --           (300)          6,641        (16,226)
  Net proceeds from divestitures of
    businesses........................      16,070              --             --             --              --         16,070
  Proceeds from sale of investments...      22,101           1,420          3,700            150              --         27,371
  Proceeds from sale of property,
    plant and equipment...............      17,472             241          6,600             --              --         24,313
  Dividends from investments in
    affiliated companies..............      22,832              --          3,726             --              --         26,558
  Other...............................       4,366              --            750             --              --          5,116
                                          --------        --------       --------       --------        --------       --------
  Net cash provided (used) by
    investing activities..............       6,116             479        (11,219)        (6,252)          6,641         (4,235)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term
    debt..............................     (62,960)          5,574         (4,572)         4,175          67,901         10,118
  Proceeds from issuance of long-term
    debt..............................       8,004             313             --             23          (2,283)         6,057
  Principal payments on long-term
    debt..............................      (3,112)            (40)       (55,441)        (3,447)             --        (62,040)
  Payments for redemption of member
    equities..........................     (37,878)             --             --             --              --        (37,878)
  Other...............................       1,372              --         (1,246)        27,702         (27,700)           128
                                          --------        --------       --------       --------        --------       --------
  Net cash (used) provided by
    financing activities..............     (94,574)          5,847        (61,259)        28,453          37,918        (83,615)
                                          --------        --------       --------       --------        --------       --------
  Net decrease in cash................     (52,720)         (6,506)          (434)        (6,182)             --        (65,842)
Cash and short-term investments at
  beginning of year...................     111,054           9,090         (1,027)        11,052              --        130,169
                                          --------        --------       --------       --------        --------       --------
Cash and short-term investments at end
  of year.............................    $ 58,334        $  2,584       $ (1,461)      $  4,870        $     --       $ 64,327
                                          ========        ========       ========       ========        ========       ========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                             RESTATED
                               LAND          WHOLLY-       MAJORITY-
                           O'LAKES, INC.      OWNED          OWNED
                              PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR                    RESTATED
                              COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                           -------------   ------------   ------------   -------------   ------------   ------------
                                                               ($ IN THOUSANDS)
Net sales................   $3,754,542       $215,187      $1,763,928      $124,061        $     --      $5,857,718
Cost of sales............    3,483,069        180,692       1,599,083       113,238              --       5,376,082
                            ----------       --------      ----------      --------        --------      ----------
Gross profit.............      271,473         34,495         164,845        10,823              --         481,636
Selling, general and
  administrative.........      210,807         31,625         125,188        14,709              --         382,329
Restructuring and
  impairment charges
  (reversals)............        9,461             --          (5,728)           --              --           3,733
                            ----------       --------      ----------      --------        --------      ----------
Earnings (loss) from
  operations.............       51,205          2,870          45,385        (3,886)             --          95,574
Interest expense
  (income), net..........       45,973          4,677           5,616          (582)             --          55,684
Gain on legal
  settlements............       (2,996)            --              --            --              --          (2,996)
Other expense (income),
  net....................       23,117             --              --            --              --          23,117
Equity in (earnings) loss
  of affiliated
  companies..............      (82,388)            --          (2,577)           --          36,382         (48,583)
Minority interest in
  earnings (loss) of
  subsidiaries...........        7,275             --             359          (752)             --           6,882
                            ----------       --------      ----------      --------        --------      ----------
Earnings (loss) before
  income taxes...........       60,224         (1,807)         41,987        (2,552)        (36,382)         61,470
Income tax (benefit)
  expense................       (7,847)           761              --           485              --          (6,601)
                            ----------       --------      ----------      --------        --------      ----------
Net earnings (loss)......   $   68,071       $ (2,568)     $   41,987      $ (3,037)       $(36,382)     $   68,071
                            ==========       ========      ==========      ========        ========      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                          RESTATED
                                            LAND          WHOLLY-       MAJORITY-
                                        O'LAKES, INC.      OWNED          OWNED
                                           PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR                    RESTATED
                                           COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        -------------   ------------   ------------   -------------   ------------   ------------
                                                                            ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).................   $   68,071       $(2,568)       $41,987         $(3,037)       $(36,382)     $   68,071
  Adjustments to reconcile net
    earnings (loss) to net cash
    provided (used) by operating
    activities:
    Depreciation and amortization.....       61,682         5,207         26,396           3,042              --          96,327
    Amortization of deferred financing
      charges.........................          961            --             --              --              --             961
    Bad debt expense..................        2,654            --           (783)             --              --           1,871
    Proceeds from patronage
      revolvement received............        2,895            --             --              --              --           2,895
    Non-cash patronage income.........       (4,999)           --             --              --              --          (4,999)
    Deferred income tax expense.......       18,962            --             --              --              --          18,962
    (Increase) decrease in other
      assets..........................      (41,611)          (71)        26,147             291           2,701         (12,543)
    Increase (decrease) in other
      liabilities.....................       84,202          (533)       (77,384)             88         (10,900)         (4,527)
    Restructuring and impairment
      charges (reversals).............        9,461            --         (5,728)             --              --           3,733
    Equity in (earnings) loss of
      affiliated companies............      (82,388)           --         (2,577)             --          36,382         (48,583)
    Minority interests................        7,275            --            359            (752)             --           6,882
    Other.............................      (11,756)           --          5,981            (378)             --          (6,153)
  Changes in current assets and
    liabilities, net of acquisitions
    and divestitures:
    Receivables.......................       62,880           464         (8,646)         (5,427)         (6,630)         42,641
    Inventories.......................       12,665        (1,952)        11,057            (415)             --          21,355
    Other current assets..............      (22,294)        2,263         19,967            (136)             --            (200)
    Accounts payable..................      123,755       (59,137)        (2,701)          1,666          60,042         123,625
    Accrued expenses..................      (11,046)       (1,217)       (24,480)            729              --         (36,014)
                                         ----------       -------        -------         -------        --------      ----------
  Net cash provided (used) by
    operating activities..............      281,369       (57,544)         9,595          (4,329)         45,213         274,304
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment.........................      (46,240)       (1,475)       (19,353)        (16,868)             --         (83,936)
  Acquisitions, net of cash
    acquired..........................     (371,858)           --             --              --              --        (371,858)
  Payments for investments............      (31,630)         (278)       (20,883)         (1,405)          8,007         (46,189)
  Proceeds from sale of investments...        5,264            --             --              --              --           5,264
  Proceeds from sale of property,
    plant and equipment...............       29,940           145             --             139              --          30,224
  Dividends from investments in
    affiliated companies..............        3,548            --             --              --              --           3,548
  Other...............................       (3,156)           --          4,901              --              --           1,745
                                         ----------       -------        -------         -------        --------      ----------
  Net cash (used) provided by
    investing activities..............     (414,132)       (1,608)       (35,335)        (18,134)          8,007        (461,202)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term
    debt..............................      (80,726)       61,703          7,736           6,715         (49,240)        (53,812)
  Proceeds from issuance of long-term
    debt..............................    1,347,917            --             --          17,584           4,027       1,369,528
  Principal payments on long-term
    debt..............................     (922,823)          (55)        (8,702)         (3,524)             --        (935,104)
  Payments for debt issuance costs....      (20,265)           --             --              --              --         (20,265)
  Payments for redemption of member
    equities..........................      (46,896)           --             --              --              --         (46,896)
  Other...............................      (38,714)        7,140         37,354           1,849          (8,007)           (378)
                                         ----------       -------        -------         -------        --------      ----------
  Net cash provided (used) by
    financing activities..............      238,493        68,788         36,388          22,624         (53,220)        313,073
                                         ----------       -------        -------         -------        --------      ----------
  Net increase in cash................      105,730         9,636         10,648             161              --         126,175
Cash and short-term investments at
  beginning of year...................        5,324          (546)       (11,675)         10,891              --           3,994
                                         ----------       -------        -------         -------        --------      ----------
Cash and short-term investments at end
  of year.............................   $  111,054       $ 9,090        $(1,027)        $11,052        $     --      $  130,169
                                         ==========       =======        =======         =======        ========      ==========

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O'Lakes Farmland Feed LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

     In 2002, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                                     /s/ KPMG LLP

Minneapolis, Minnesota
January 30, 2004, except as to the tenth paragraph of Note 16, which is as of February 24, 2004

                         LAND O'LAKES FARMLAND FEED LLC

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                               ($ IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and short-term investments...........................  $     --   $    356
  Receivables, net..........................................   142,207    127,382
  Receivable from legal settlement..........................        --      6,000
  Inventories...............................................   138,982    113,078
  Prepaid expenses and other current assets.................    11,234      7,835
  Note receivable -- Land O'Lakes, Inc......................    61,961     29,493
                                                              --------   --------
     Total current assets...................................   354,384    284,144
Investments.................................................    19,889     22,973
Property, plant and equipment, net..........................   232,232    251,739
Goodwill....................................................   122,209    122,486
Other intangibles...........................................    95,446     96,804
Other assets................................................    29,149     28,762
                                                              --------   --------
     Total assets...........................................  $853,309   $806,908
                                                              ========   ========

                            LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations..........................  $    165   $  2,000
  Accounts payable..........................................   113,981    121,219
  Accrued expenses..........................................    41,086     48,134
                                                              --------   --------
     Total current liabilities..............................   155,232    171,353
Employee benefits and other liabilities.....................    30,775     29,847
Minority interests..........................................     6,059      2,960
Equities:
  Contributed capital.......................................   515,376    515,376
  Accumulated other comprehensive loss......................    (1,692)        --
  Retained earnings.........................................   147,559     87,372
                                                              --------   --------
     Total equities.........................................   661,243    602,748
                                                              --------   --------
Commitments and contingencies
     Total liabilities and equities.........................  $853,309   $806,908
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

                         LAND O'LAKES FARMLAND FEED LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
                                                                    ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings............................................  $  60,758   $  54,454   $  39,146
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization........................     40,042      44,398      29,631
     Bad debt expense.....................................      1,889       3,200         775
     Receivable from legal settlement.....................      6,000      (6,000)         --
     Decrease (increase) in other assets..................        274      (4,079)     (4,759)
     Decrease in other liabilities........................       (558)     (9,200)     (6,017)
     Restructuring and impairment charges (reversals).....      1,962      11,266      (5,728)
     Equity in earnings of affiliated companies...........     (1,421)     (1,021)     (2,577)
     Minority interest in earnings of subsidiaries........      1,431         900         878
     (Gain) loss on sale of investments...................       (876)      1,498          --
     Gain on sale of intangible...........................         --      (4,184)         --
     Other................................................         --        (204)         --
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
     Receivables..........................................    (16,398)    (13,327)     36,431
     Inventories..........................................    (24,114)        372      10,436
     Other current assets.................................     (1,664)       (584)      6,272
     Accounts payable.....................................     (9,163)      4,177     (11,319)
     Accrued expenses.....................................    (11,003)    (12,080)    (17,864)
                                                            ---------   ---------   ---------
  Net cash provided by operating activities...............     47,159      69,586      75,305
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment..............    (24,415)    (26,054)    (21,931)
  Proceeds from sale of investments.......................      3,000       3,700          --
  Proceeds from sale of property, plant and equipment.....      5,357       6,600       5,211
  Dividends from affiliated companies.....................      1,959       3,726          --
  Other...................................................      1,287         750          --
                                                            ---------   ---------   ---------
  Net cash used by investing activities...................    (12,812)    (11,278)    (16,720)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt..................     (2,235)     (2,600)      1,029
  Proceeds on note receivable from Land O'Lakes, Inc......    583,032     449,997     358,030
  Payments on borrowings to Land O'Lakes, Inc.............   (615,500)   (508,700)   (422,965)
  Capital contributions by members........................         --         332       8,340
                                                            ---------   ---------   ---------
  Net cash used by financing activities...................    (34,703)    (60,971)    (55,566)
  Net (decrease) increase in cash and short-term
     investments..........................................       (356)     (2,663)      3,019
Cash and short-term investments at beginning of year......        356       3,019          --
                                                            ---------   ---------   ---------
Cash and short-term investments at end of year............  $      --   $     356   $   3,019
                                                            =========   =========   =========
Supplemental schedule of noncash investing and financing
  activities:
  Capital contributions by members........................  $      --   $      --   $ 371,907

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

8.  NOTES AND SHORT-TERM OBLIGATIONS

     A summary of notes and short-term obligations at December 31 is as follows:

                                                              2003    2002
                                                              ----   ------
Union Bank of California line of credit.....................  $ --   $2,000
Other.......................................................   165       --
                                                              ----   ------
Total notes and short-term obligations......................  $165   $2,000
                                                              ====   ======

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

                         LAND O'LAKES FARMLAND FEED LLC

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

                         LAND O'LAKES FARMLAND FEED LLC

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

     On February 24, 2004, Cache La Poudre Feeds, LLC ("Cache") filed a lawsuit in the United States District Court for the District of Colorado against the Company, Land O'Lakes, Inc. and certain named officers thereof claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. Cache seeks damages of at least $132.8 million, which, it claims, is the amount the named entities generated in gains, profits and advantages from using the Profile trade name. In response to Cache's complaint, the Company denied any wrongdoing and pursued certain counterclaims against Cache relating to, among other things, trademark infringement, and other claims against Cache and Cache's

                         LAND O'LAKES FARMLAND FEED LLC
attorneys for, among other things, libel and slander. In addition, the Company believes that Cache's calculation of the Company's gains, profits and advantages generated from using the Profile trade name were grossly overstated. The Company believes that sales revenue generated from the sale of products carrying the Profile trade name are immaterial. Although the amount of any loss that may result from this matter cannot be ascertained with certainty, we do not currently believe that it will result in a loss material to our consolidated financial condition, future results of operations or cash flow.

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

                         LAND O'LAKES FARMLAND FEED LLC

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

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2003

                                LAND
                              O'LAKES    WHOLLY OWNED                   WHOLLY OWNED
                              FARMLAND   SUBSIDIARIES   WHOLLY OWNED    SUBSIDIARIES       NON-
                              FEED LLC     OF LOLFF     PURINA MILLS,    OF PURINA      GUARANTOR
                               PARENT        LLC         LLC PARENT      MILLS, LLC    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                              --------   ------------   -------------   ------------   ------------   ------------   ------------
                                                                       ($ IN THOUSANDS)
                                                             ASSETS
Current assets:
  Cash and short-term
    investments.............  $     --     $    --        $     --        $    --        $    --       $      --       $     --
  Receivables, net..........   104,185      52,018              --            573         10,166         (24,735)       142,207
  Inventories...............   108,750      22,622              --            655          6,955              --        138,982
  Prepaid expenses and other
    current assets..........    10,634         338              --              3            259              --         11,234
  Note receivable -- Land
    O'Lakes, Inc............    61,961          --              --             --             --              --         61,961
                              --------     -------        --------        -------        -------       ---------       --------
    Total current assets....   285,530      74,978              --          1,231         17,380         (24,735)       354,384
Investments.................   200,403         710              --          1,694          1,302        (184,220)        19,889
Property, plant and
  equipment, net............    98,089       7,518         121,320          1,204          4,101              --        232,232
Goodwill....................   118,337       3,656              --             --            216              --        122,209
Other intangibles...........    94,351         890              --             --            205              --         95,446
Other assets................    25,204       1,279              --             --          2,666              --         29,149
                              --------     -------        --------        -------        -------       ---------       --------
    Total assets............  $821,914     $89,031        $121,320        $ 4,129        $25,870       $(208,955)      $853,309
                              ========     =======        ========        =======        =======       =========       ========

                                                    LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
    obligations.............  $    165     $    --        $     --        $    --        $    --       $      --       $    165
  Accounts payable..........    90,045      44,798              --            130          3,743         (24,735)       113,981
  Accrued expenses..........    37,677         787              --            360          2,262              --         41,086
                              --------     -------        --------        -------        -------       ---------       --------
    Total current
      liabilities...........   127,887      45,585              --            490          6,005         (24,735)       155,232
Employee benefits and other
  liabilities...............    30,223         109              --            177            266              --         30,775
Minority interests..........     2,561          --              --             --          3,498              --          6,059
Equities:
  Contributed capital.......   515,376      21,757          83,806          7,484         12,870        (125,917)       515,376
  Accumulated other
    comprehensive loss......    (1,692)         --              --             --             --              --         (1,692)
  Retained earnings.........   147,559      21,580          37,514         (4,022)         3,231         (58,303)       147,559
                              --------     -------        --------        -------        -------       ---------       --------
    Total equities..........   661,243      43,337         121,320          3,462         16,101        (184,220)       661,243
                              --------     -------        --------        -------        -------       ---------       --------
Commitments and
  contingencies
    Total liabilities and
      equities..............  $821,914     $89,031        $121,320        $ 4,129        $25,870       $(208,955)      $853,309
                              ========     =======        ========        =======        =======       =========       ========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                              LAND
                            O'LAKES     WHOLLY OWNED                   WHOLLY OWNED
                            FARMLAND    SUBSIDIARIES   WHOLLY OWNED    SUBSIDIARIES       NON-
                            FEED LLC      OF LOLFF     PURINA MILLS,    OF PURINA      GUARANTOR
                             PARENT         LLC         LLC PARENT      MILLS, LLC    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                           ----------   ------------   -------------   ------------   ------------   ------------   ------------
Net sales................  $2,117,971     $182,976       $     --        $48,711        $112,769       $     --      $2,462,427
Cost of sales............   1,844,903      164,949         22,731         41,980         101,504             --       2,176,067
                           ----------     --------       --------        -------        --------       --------      ----------
Gross profit.............     273,068       18,027        (22,731)         6,731          11,265             --         286,360
Selling, general and
  administrative.........     202,577       15,335          2,496            448           6,833             --         227,689
Restructuring and
  impairment charges.....       1,962           --             --             --              --             --           1,962
                           ----------     --------       --------        -------        --------       --------      ----------
Earnings from
  operations.............      68,529        2,692        (25,227)         6,283           4,432             --          56,709
Interest (income)
  expense, net...........        (871)         (70)            --             --              49             --            (892)
Gain on legal
  settlements............          --           --         (3,209)            --              --             --          (3,209)
Gain on sale of
  investment.............          --           --             --           (876)             --             --            (876)
Equity in loss (earnings)
  of affiliated
  companies..............       8,650           --             --            109              --        (10,180)         (1,421)
Minority interest in
  (loss) earnings of
  subsidiaries...........          (8)          --             --             --           1,439             --           1,431
                           ----------     --------       --------        -------        --------       --------      ----------
Earnings (loss) before
  income taxes...........      60,758        2,762        (22,018)         7,050           2,944         10,180          61,676
Income tax expense.......          --           84             --             --             834             --             918
                           ----------     --------       --------        -------        --------       --------      ----------
Net earnings (loss)......  $   60,758     $  2,678       $(22,018)       $ 7,050        $  2,110       $ 10,180      $   60,758
                           ==========     ========       ========        =======        ========       ========      ==========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      OR THE YEAR ENDED DECEMBER 31, 2003

                               LAND
                              O'LAKES    WHOLLY OWNED                   WHOLLY OWNED
                             FARMLAND    SUBSIDIARIES   WHOLLY OWNED    SUBSIDIARIES       NON-
                             FEED LLC      OF LOLFF     PURINA MILLS,    OF PURINA      GUARANTOR
                              PARENT         LLC         LLC PARENT      MILLS, LLC    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                             ---------   ------------   -------------   ------------   ------------   ------------   ------------
                                                                       ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net earnings (loss)........  $  60,758     $  2,678       $(22,018)       $  7,050       $ 2,110        $ 10,180      $  60,758
Adjustments to reconcile
 net earnings (loss) to net
 cash provided (used) by
 operating activities:
 Depreciation and
   amortization............     15,245        1,515         22,731              58           493              --         40,042
 Bad debt expense..........      1,889           --             --              --            --              --          1,889
 Receivable from legal
   settlement..............      6,000           --             --              --            --              --          6,000
 Decrease (increase) in
   other assets............      2,731          470             --              --          (227)         (2,700)           274
 (Decrease) increase in
   other liabilities.......     (7,442)      (1,876)            --            (715)        3,324           6,151           (558)
 Restructuring and
   impairment charges......      1,962           --             --              --            --              --          1,962
 Equity in loss (earnings)
   of affiliated
   companies...............      8,650           --             --             109            --         (10,180)        (1,421)
 Minority interest in
   earnings of
   subsidiaries............         (8)          --             --              --         1,439              --          1,431
 Gain on sale of
   investments.............         --           --             --            (876)           --              --           (876)
 Other.....................     (2,463)          --          2,463              --            --              --             --
Changes in current assets
 and liabilities, net of
 acquisitions and
 divestitures:
 Receivables...............      4,858      (18,178)            --             794        (3,738)           (134)       (16,398)
 Inventories...............    (18,603)      (6,210)            --           1,279          (580)             --        (24,114)
 Other current assets......     (1,734)        (898)            --             882            86              --         (1,664)
 Accounts payable..........        717       18,075             --          (1,382)       (1,838)        (24,735)        (9,163)
 Accrued expenses..........     (7,628)      (2,528)            --            (336)         (511)             --        (11,003)
                             ---------     --------       --------        --------       -------        --------      ---------
Net cash provided (used) by
 operating activities......     64,932       (6,952)         3,176           6,863           558         (21,418)        47,159
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Additions to property,
   plant and equipment.....    (23,679)        (326)            --             (63)         (347)             --        (24,415)
 Proceeds from sale of
   investments.............         --           --             --           3,000            --              --             --
 Proceeds from sale of
   property, plant and
   equipment...............      3,944           --          1,413              --            --              --          5,357
 Dividends from affiliated
   companies...............      1,584           --             --             375            --              --          1,959
 Other.....................      1,287           --             --              --            --              --          1,287
                             ---------     --------       --------        --------       -------        --------      ---------
 Net cash (used) provided
   by investing
   activities..............    (16,864)        (326)         1,413           3,312          (347)             --        (12,812)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Decrease in short-term
   debt....................       (207)          --             --              --        (2,028)             --         (2,235)
 Proceeds on note
   receivable from Land
   O'Lakes, Inc............    583,032           --             --              --            --              --        583,032
 Payments on borrowings to
   Land O'Lakes, Inc.......   (615,500)          --             --              --            --              --       (615,500)
 Distributions from Purina
   Mills, LLC..............         --           --        (11,173)        (10,245)           --          21,418             --
                             ---------     --------       --------        --------       -------        --------      ---------
 Net cash (used) provided
   by financing
   activities..............    (32,675)          --        (11,173)        (10,245)       (2,028)         21,418        (34,703)
                             ---------     --------       --------        --------       -------        --------      ---------
 Net increase (decrease) in
   cash and short-term
   investments.............     15,393       (7,278)        (6,584)            (70)       (1,817)             --           (356)
Cash and short-term
 investments at beginning
 of year...................    (15,393)       7,278          6,584              70         1,817              --            356
                             ---------     --------       --------        --------       -------        --------      ---------
Cash and short-term
 investments at end of
 year......................  $      --     $     --       $     --        $     --       $    --        $     --      $      --
                             =========     ========       ========        ========       =======        ========      =========

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002

                             LAND
                           O'LAKES    WHOLLY OWNED                   WHOLLY OWNED
                           FARMLAND   SUBSIDIARIES   WHOLLY OWNED    SUBSIDIARIES       NON-
                           FEED LLC     OF LOLFF     PURINA MILLS,    OF PURINA      GUARANTOR
                            PARENT        LLC         LLC PARENT      MILLS, LLC    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                           --------   ------------   -------------   ------------   ------------   ------------   ------------
                                                                    ($ IN THOUSANDS)
                                                            ASSETS
Current assets:
  Cash and short-term
    investments..........  $(15,393)    $ 7,278        $  6,584        $    70        $ 1,817       $      --       $    356
  Receivables, net.......  173,302       20,156          22,623          1,367          6,428         (96,494)       127,382
  Receivable from legal
    settlement...........       --           --           6,000             --             --              --          6,000
  Inventories............   45,116       15,757          45,686          1,934          4,585              --        113,078
  Prepaid expenses and
    other current
    assets...............    3,224          322           4,079             --            210              --          7,835
  Note receivable -- Land
    O'Lakes, Inc.........   29,493           --          57,759             --             --         (57,759)        29,493
                           --------     -------        --------        -------        -------       ---------       --------
    Total current
      assets.............  235,742       43,513         142,731          3,371         13,040        (154,253)       284,144
Investments..............  473,345          258              --          5,491          2,196        (458,317)        22,973
Property, plant and
  equipment, net.........   82,581        7,530         155,177          1,114          5,337              --        251,739
Goodwill,................   12,815        3,656         105,202             --            813              --        122,486
Other intangibles........       24        2,639          94,044             --             97              --         96,804
Other assets.............    7,965           --          21,547             --          1,950          (2,700)        28,762
                           --------     -------        --------        -------        -------       ---------       --------
    Total assets.........  $812,472     $57,596        $518,701        $ 9,976        $23,433       $(615,270)      $806,908
                           ========     =======        ========        =======        =======       =========       ========

                                                   LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term
    obligations..........  $ 2,000      $    --        $     --        $    --        $ 2,341       $  (2,341)      $  2,000
  Accounts payable.......  189,913       22,803          48,006          5,302          3,656        (148,461)       121,219
  Accrued expenses.......   17,411        2,955          24,299            696          2,773              --         48,134
                           --------     -------        --------        -------        -------       ---------       --------
    Total current
      liabilities........  209,324       25,758          72,305          5,998          8,770        (150,802)       171,353
Notes payable -- Land
  O'Lakes, Inc. --
  noncurrent.............       --        2,700              --             --             --          (2,700)            --
Employee benefits and
  other liabilities......      400           --          29,493             --          3,405          (3,451)        29,847
Minority interests.......       --           --              29             --          2,931              --          2,960
Equities:
  Contributed capital....  515,376       16,272         358,406          8,882          7,420        (390,980)       515,376
  Retained earnings
    (accumulated
    deficit).............   87,372       12,866          58,468         (4,904)           907         (67,337)        87,372
                           --------     -------        --------        -------        -------       ---------       --------
    Total equities.......  602,748       29,138         416,874          3,978          8,327        (458,317)       602,748
                           --------     -------        --------        -------        -------       ---------       --------
Commitments and
  contingencies
    Total liabilities and
      equities...........  $812,472     $57,596        $518,701        $ 9,976        $23,433       $(615,270)      $806,908
                           ========     =======        ========        =======        =======       =========       ========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                      LAND        WHOLLY OWNED                   WHOLLY OWNED
                                     O'LAKES      SUBSIDIARIES   WHOLLY OWNED    SUBSIDIARIES       NON-
                                  FARMLAND FEED     OF LOLFF     PURINA MILLS,    OF PURINA      GUARANTOR
                                   LLC PARENT         LLC         LLC PARENT      MILLS, LLC    SUBSIDIARIES   ELIMINATIONS
                                  -------------   ------------   -------------   ------------   ------------   ------------
Net sales.......................   $1,312,638       $174,406       $860,845        $28,827        $53,669        $     --
Cost of sales...................    1,197,551        157,918        719,950         21,395         47,200              --
                                   ----------       --------       --------        -------        -------        --------
Gross profit....................      115,087         16,488        140,895          7,432          6,469              --
Selling, general and
  administrative................      101,775         10,976         98,160         10,452          5,018              --
Restructuring and impairment
  charges.......................       11,266             --             --             --             --              --
                                   ----------       --------       --------        -------        -------        --------
Earnings (loss) from
  operations....................        2,046          5,512         42,735         (3,020)         1,451              --
Interest (income) expense,
  net...........................        4,220            388         (1,182)           (15)           156              --
Gain on legal settlements.......           --             --         (7,642)            --             --              --
Gain on sale of investments.....        1,498             --             --             --             --              --
Gain on sale of intangible......       (4,184)            --             --             --             --              --
Equity in (earnings) loss of
  affiliated companies..........      (53,908)            --            (94)         1,306             --          51,675
Minority interest in (loss)
  earnings of subsidiaries......          (34)           231             34             --            669              --
                                   ----------       --------       --------        -------        -------        --------
Earnings (loss) before income
  taxes.........................       54,454          4,893         51,619         (4,311)           626         (51,675)
Income tax expense..............           --          1,152             --             --             --              --
                                   ----------       --------       --------        -------        -------        --------
Net earnings (loss).............   $   54,454       $  3,741       $ 51,619        $(4,311)       $   626        $(51,675)
                                   ==========       ========       ========        =======        =======        ========


                                  CONSOLIDATED
                                  ------------
Net sales.......................   $2,430,385
Cost of sales...................    2,144,014
                                   ----------
Gross profit....................      286,371
Selling, general and
  administrative................      226,381
Restructuring and impairment
  charges.......................       11,266
                                   ----------
Earnings (loss) from
  operations....................       48,724
Interest (income) expense,
  net...........................        3,567
Gain on legal settlements.......       (7,642)
Gain on sale of investments.....        1,498
Gain on sale of intangible......       (4,184)
Equity in (earnings) loss of
  affiliated companies..........       (1,021)
Minority interest in (loss)
  earnings of subsidiaries......          900
                                   ----------
Earnings (loss) before income
  taxes.........................       55,606
Income tax expense..............        1,152
                                   ----------
Net earnings (loss).............   $   54,454
                                   ==========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                               LAND
                              O'LAKES    WHOLLY OWNED                   WHOLLY OWNED
                             FARMLAND    SUBSIDIARIES   WHOLLY OWNED    SUBSIDIARIES       NON-
                             FEED LLC      OF LOLFF     PURINA MILLS,    OF PURINA      GUARANTOR
                              PARENT         LLC         LLC PARENT      MILLS, LLC    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                             ---------   ------------   -------------   ------------   ------------   ------------   ------------
                                                                       ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net earnings (loss).......  $  54,454     $ 3,741        $ 51,619        $(4,311)       $   626        $(51,675)     $  54,454
 Adjustments to reconcile
   net earnings (loss) to
   net cash provided (used)
   by operating activities:
   Depreciation and
     amortization..........     15,085         909          27,808             77            519              --         44,398
   Bad debt expense........      2,775          --             425             --             --              --          3,200
   Receivable from legal
     settlement............         --          --          (6,000)            --             --              --         (6,000)
   (Increase) decrease in
     other assets..........     (4,200)         17          (6,761)            --           (278)          7,143         (4,079)
   Increase (decrease) in
     other liabilities.....     67,858      (3,569)         (4,662)            --            177         (69,004)        (9,200)
   Restructuring and
     impairment charges....     11,266          --              --             --             --              --         11,266
   Equity in (earnings)
     losses of affiliated
     companies.............    (53,908)         --             (94)         1,306             --          51,675         (1,021)
   Minority interest.......        (34)        231              34             --            669              --            900
   Loss on sale of
     investments...........      1,498          --              --             --             --              --          1,498
   Gain on sale of
     intangible............     (4,184)         --              --             --             --              --         (4,184)
   Other...................        149        (609)            865             --           (609)             --           (204)
 Changes in current assets
   and liabilities, net of
   acquisitions and
   divestitures:
   Receivables.............     68,356      (6,009)          1,619         (3,937)        (1,818)        (71,538)       (13,327)
   Inventories.............      1,102        (223)         (2,592)           658          1,427              --            372
   Other current assets....      1,529         565          (7,622)         4,875             69              --           (584)
   Accounts payable........   (127,544)      4,277            (712)           429         (3,331)        131,058          4,177
   Accrued expenses........     (2,032)      1,538         (13,630)           802          1,242              --        (12,080)
                             ---------     -------        --------        -------        -------        --------      ---------
 Net cash provided (used)
   by operating
   activities..............     32,170         868          40,297           (101)        (1,307)         (2,341)        69,586
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Additions to property,
   plant and equipment.....    (18,129)       (486)         (7,337)           (43)           (59)             --        (26,054)
 Proceeds from sale of
   investments.............      3,700          --              --             --             --              --          3,700
 Proceeds from sale of
   property, plant and
   equipment...............      6,600          --              --             --             --              --          6,600
 Dividends from investments
   in affiliated
   companies...............      3,118          --             608             --             --              --          3,726
 Other.....................        750          --              --             --             --              --            750
                             ---------     -------        --------        -------        -------        --------      ---------
 Net cash used by investing
   activities..............     (3,961)       (486)         (6,729)           (43)           (59)             --        (11,278)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 (Decrease) increase in
   short-term debt.........    (12,391)      5,478              --             --          1,972           2,341         (2,600)
 Proceeds from note payable
   to Land O'Lakes, Inc....    476,083          --          15,445             --             --         (41,531)       449,997
 Payments on note payable
   to Land O'Lakes, Inc....   (485,883)     (4,110)        (56,976)            --         (3,262)         41,531       (508,700)
 Capital contributions by
   members.................        332          --              --             --             --              --            332
 Other.....................     (1,969)      1,151             391             --            427              --             --
                             ---------     -------        --------        -------        -------        --------      ---------
 Net cash (used) provided
   by financing
   activities..............    (23,828)      2,519         (41,140)            --           (863)          2,341        (60,971)
                             ---------     -------        --------        -------        -------        --------      ---------
 Net increase (decrease) in
   cash....................      4,381       2,901          (7,572)          (144)        (2,229)             --         (2,663)
 Cash and short-term
   investments at beginning
   of year.................    (19,774)      4,377          14,156            214          4,046              --          3,019
                             ---------     -------        --------        -------        -------        --------      ---------
 Cash and short-term
   investments at end of
   year....................  $ (15,393)    $ 7,278        $  6,584        $    70        $ 1,817        $     --      $     356
                             =========     =======        ========        =======        =======        ========      =========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                             LAND
                           O'LAKES     WHOLLY OWNED                   WHOLLY OWNED
                           FARMLAND    SUBSIDIARIES   WHOLLY OWNED    SUBSIDIARIES       NON-
                           FEED LLC      OF LOLFF     PURINA MILLS,    OF PURINA      GUARANTOR
                            PARENT         LLC         LLC PARENT      MILLS, LLC    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                          ----------   ------------   -------------   ------------   ------------   ------------   ------------
                                                                    ($ IN THOUSANDS)
Net sales...............  $1,392,936     $168,128       $195,773         $7,091        $73,449        $     --      $1,837,377
Cost of sales...........   1,279,960      151,710        165,438          5,711         69,566              --       1,672,385
                          ----------     --------       --------         ------        -------        --------      ----------
Gross profit............     112,976       16,418         30,335          1,380          3,883              --         164,992
Selling, general and
  administrative........      90,492        8,907         23,491          2,080          2,215              --         127,185
Restructuring and
  impairment
  reversals.............      (5,728)          --             --             --             --              --          (5,728)
                          ----------     --------       --------         ------        -------        --------      ----------
Earnings (loss) from
  operations............      28,212        7,511          6,844           (700)         1,668              --          43,535
Interest expense
  (income), net.........       5,039          706           (128)            (1)           472              --           6,088
Equity in (earnings)
  loss of affiliated
  companies.............     (15,976)          --            (93)           128             --          13,364          (2,577)
Minority interest in
  earnings (loss) of
  subsidiaries..........           3          374            (18)            --            519              --             878
                          ----------     --------       --------         ------        -------        --------      ----------
Net earnings (loss).....  $   39,146     $  6,431       $  7,083         $ (827)       $   677        $(13,364)     $   39,146
                          ==========     ========       ========         ======        =======        ========      ==========

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                               LAND                                        WHOLLY
                              O'LAKES    WHOLLY OWNED                      OWNED
                             FARMLAND    SUBSIDIARIES   WHOLLY OWNED    SUBSIDIARIES       NON-
                             FEED LLC      OF LOLFF     PURINA MILLS,    OF PURINA      GUARANTOR
                              PARENT         LLC         LLC PARENT      MILLS, LLC    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                             ---------   ------------   -------------   ------------   ------------   ------------   ------------
                                                                       ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss)......  $  39,146      $6,431        $  7,083        $   (827)      $   677        $(13,364)     $  39,146
  Adjustments to reconcile
    net earnings (loss) to
    net cash provided by
    operating activities:
    Depreciation and
      amortization.........     20,364         732           7,559              --           976              --         29,631
    Bad debt expense.......        775          --              --              --            --              --            775
    (Increase) decrease in
      other assets.........     (9,592)      1,065           7,752          (8,451)          289           4,178         (4,759)
    (Decrease) increase in
      other liabilities....     (6,705)         31          (2,427)          2,366           718              --         (6,017)
    Restructuring and
      impairment
      reversal.............     (5,728)         --              --              --            --              --         (5,728)
    Equity in (earnings)
      losses of affiliated
      companies............    (15,976)         --             (93)            128            --          13,364         (2,577)
    Minority interest......          3         374             (18)             --           519              --            878
  Changes in current assets
    and liabilities, net of
    acquisitions and
    divestitures:
    Receivables............     12,122       4,366          20,140         (12,333)         (724)         12,860         36,431
    Inventories............     11,931      (1,555)          3,083          (2,402)         (621)             --         10,436
    Other current assets...      6,396        (146)            107              --           (85)             --          6,272
    Accounts payable.......     (6,258)     (1,435)         (9,357)         23,002          (233)        (17,038)       (11,319)
    Accrued expenses.......    (12,653)       (515)         (4,677)           (122)          103              --        (17,864)
                             ---------      ------        --------        --------       -------        --------      ---------
  Net cash provided by
    operating activities...     33,825       9,348          29,152           1,361         1,619              --         75,305
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property,
    plant and equipment....     (9,467)     (1,490)         (8,178)         (1,264)       (1,532)             --        (21,931)
  Proceeds from sale of
    property, plant and
    equipment..............      5,082          44            (127)            117            95              --          5,211
                             ---------      ------        --------        --------       -------        --------      ---------
  Net cash used by
    investing activities...     (4,385)     (1,446)         (8,305)         (1,147)       (1,437)             --        (16,720)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Increase (decrease) in
    short-term debt........      5,410      (4,636)             (8)             --           263              --          1,029
  Proceeds from note
    payable to Land
    O'Lakes, Inc...........    355,964          --              --              --         2,066              --        358,030
  Payments on note payable
    to Land O'Lakes,
    Inc....................   (404,594)     (2,488)        (15,023)             --          (860)             --       (422,965)
  Capital contributed by
    members................         --          --           8,340              --            --              --          8,340
                             ---------      ------        --------        --------       -------        --------      ---------
  Net cash provided (used)
    by financing
    activities.............    (43,220)     (7,124)         (6,691)             --         1,469              --        (55,566)
                             ---------      ------        --------        --------       -------        --------      ---------
  Net (decrease) increase
    in cash and short-term
    investments............    (13,780)        778          14,156             214         1,651              --          3,019
Cash and short-term
  investments at beginning
  of year..................     (5,994)      3,599              --              --         2,395              --             --
                             ---------      ------        --------        --------       -------        --------      ---------
Cash and short-term
  investments at end of
  year.....................  $ (19,774)     $4,377        $ 14,156        $    214       $ 4,046        $     --      $   3,019
                             =========      ======        ========        ========       =======        ========      =========

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Purina Mills, LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, and for the periods from October 12, 2001 through December 31, 2001, and January 1, 2001 through October 11, 2001, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, in 2002, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                          /s/ KPMG LLP

Minneapolis, Minnesota
March 29, 2004

                               PURINA MILLS, LLC

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                               ($ IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and short-term investments...........................  $    344   $  6,654
  Receivables, net..........................................       573     23,990
  Receivable from legal settlement..........................        --      6,000
  Inventories...............................................       703     47,620
  Prepaid expenses and other current assets.................     2,777      4,079
  Note receivable from Land O'Lakes Farmland Feed LLC.......        --     57,759
                                                              --------   --------
     Total current assets...................................     4,397    146,102
Investments.................................................     1,694      5,491
Property, plant and equipment, net..........................   122,637    156,291
Goodwill....................................................        --    105,202
Other intangibles, net......................................        --     94,044
Other assets................................................        --     21,547
                                                              --------   --------
     Total assets...........................................  $128,728   $528,677
                                                              ========   ========

                            LIABILITIES AND EQUITIES
Current liabilities:
  Accounts payable..........................................  $    130   $ 53,308
  Accrued expenses..........................................       360     24,995
                                                              --------   --------
     Total current liabilities..............................       490     78,303
Employee benefits and other liabilities.....................       177     29,493
Minority interests..........................................        --         29
Equities:
  Contributed capital.......................................    89,765    367,288
  Retained earnings.........................................    38,296     53,564
                                                              --------   --------
     Total equities.........................................   128,061    420,852
                                                              --------   --------
Commitments and contingencies
     Total liabilities and equities.........................  $128,728   $528,677
                                                              ========   ========

          See accompanying notes to consolidated financial statements

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    POST-LOL            POST-LOL            POST-LOL            PRE-LOL
                                    OWNERSHIP           OWNERSHIP           OWNERSHIP          OWNERSHIP
                                -----------------   -----------------   -----------------   ----------------
                                      YEAR                YEAR          OCTOBER 12, 2001    JANUARY 1, 2001
                                      ENDED               ENDED              THROUGH            THROUGH
                                DECEMBER 31, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001   OCTOBER 11, 2001
                                -----------------   -----------------   -----------------   ----------------
                                                              ($ IN THOUSANDS)
Net sales.....................      $ 51,762            $889,672            $202,864            $666,421
Cost of sales.................        67,517             741,345             171,149             548,449
                                    --------            --------            --------            --------
Gross profit (loss)...........       (15,755)            148,327              31,715             117,972
Selling, general and
  administrative..............         3,528             108,612              25,571             122,190
                                    --------            --------            --------            --------
(Loss) earnings from
  operations..................       (19,283)             39,715               6,144              (4,218)
Interest expense (income),
  net.........................             3              (1,197)               (129)             13,463
Gain on legal settlements.....        (3,209)             (7,642)                 --              (4,472)
Gain on sale of investment....          (876)                 --                  --                  --
Equity in loss (earnings) of
  affiliated companies........            75               1,212                  35                 (12)
Minority interest in (loss)
  earnings of subsidiaries....            (8)                 34                 (18)                 85
                                    --------            --------            --------            --------
(Loss) earnings before income
  taxes.......................       (15,268)             47,308               6,256             (13,282)
Income tax expense............            --                  --                  --                 854
                                    --------            --------            --------            --------
Net (loss) earnings...........      $(15,268)           $ 47,308            $  6,256            $(14,136)
                                    ========            ========            ========            ========

          See accompanying notes to consolidated financial statements

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            POST-LOL            POST-LOL            POST-LOL            POST-LOL
                                            OWNERSHIP           OWNERSHIP           OWNERSHIP          OWNERSHIP
                                        -----------------   -----------------   -----------------   ----------------
                                              YEAR                YEAR          OCTOBER 12, 2001    JANUARY 1, 2001
                                              ENDED               ENDED              THROUGH            THROUGH
                                        DECEMBER 31, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001   OCTOBER 11, 2001
                                        -----------------   -----------------   -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings.................      $(15,268)           $ 47,308            $  6,256           $ (14,136)
  Adjustments to reconcile net (loss)
    earnings to net cash provided by
    operating activities
    Depreciation and amortization.....        22,893              27,885               7,559              35,217
    Bad debt expense..................            --                 425                  --                  --
    Receivable from legal
      settlement......................            --              (6,000)                 --                  --
    (Increase) decrease in other
      assets..........................            --              (6,761)               (699)              2,832
    (Decrease) increase in other
      liabilities.....................          (715)             (4,662)                (61)                (15)
    Equity in loss (earnings) of
      affiliated companies............            75               1,212                  35                 (12)
    Minority interest in (loss)
      earnings of subsidiaries........            (8)                 34                 (18)                 85
    Gain on sale of investment........          (876)                 --                  --                  --
    Loss on sale of property, plant
      and equipment...................                             2,098                  --                  --
    Other.............................           227                 865                  --              (4,898)
  Changes in current assets and
    liabilities, net of acquisitions
    and divestitures:
    Receivables.......................           810              (2,318)              7,807               8,379
    Inventories.......................         1,397              (1,934)                681               3,523
    Prepaid expenses and other current
      assets..........................           882              (2,732)                107                (546)
    Accounts payable..................          (355)               (283)             13,645             (23,678)
    Accrued expenses..................          (778)            (12,828)             (4,799)               (873)
                                            --------            --------            --------           ---------
  Net cash provided by operating
    activities........................        10,382              40,211              30,513               5,878
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment.........................           (63)             (7,380)             (9,442)            (11,698)
  Payments for investments............            --                 (15)                (10)               (645)
  Dividends from affiliated
    companies.........................           375                  --                  --                  --
  Proceeds from sale of investments...         3,000                 608                  --               1,102
  Proceeds from sale of property,
    plant and equipment...............         1,413                  --                  --                  --
                                            --------            --------            --------           ---------
  Net cash provided (used) by
    investing activities..............         4,725              (6,787)             (9,452)            (11,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable to Land
    O'Lakes Farmland Feed LLC.........            --             (56,976)            (15,023)                 --
  Proceeds from note payable to Land
    O'Lakes Farmland Feed LLC.........            --              15,445                  --             132,062
  Payments on term loan...............            --                  --                  (8)           (156,023)
  Capital contributions by members....            --                 391                  --                  --
  Cash distribution to parent.........       (21,417)                 --                  --                  --
                                            --------            --------            --------           ---------
  Net cash used by financing
    activities........................       (21,417)            (41,140)            (15,031)            (23,961)
  Net (decrease) increase in cash and
    short-term investments............        (6,310)             (7,716)              6,030             (29,324)
Cash and short-term investments at
  beginning of period.................         6,654              14,370               8,340              37,664
                                            --------            --------            --------           ---------
Cash and short-term investments at end
  of period...........................      $    344            $  6,654            $ 14,370           $   8,340
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

6.  INVENTORIES

     A summary of inventories at December 31 is as follows:

                                                              2003    2002
                                                              ----   -------
Raw materials...............................................  $152   $33,207
Finished goods..............................................   551    14,413
                                                              ----   -------
Total inventories...........................................  $703   $47,620
                                                              ====   =======

7.  INVESTMENTS

     The Company's investments at December 31 are as follows:

                                                               2003     2002
                                                              ------   ------
Y-Not, LLC..................................................  $  693   $  579
Eastern Block, Inc..........................................     558      524
Eastgate Feed and Grain, LLC................................     367      296
Harmony Farms, LLC..........................................      --    2,435
ESSV, LLC...................................................      --      893
Other.......................................................      76      764
                                                              ------   ------
Total investments...........................................  $1,694   $5,491
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
                                                              ========   ========

9.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill The Company adopted the remaining provisions of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been effective January 1, 2001, net earnings for 2001 would have been reported as follows:

                                                                              POST-LOL       PRE-LOL
                                                POST-LOL       POST-LOL      OWNERSHIP      OWNERSHIP
                                               OWNERSHIP      OWNERSHIP     ------------   ------------
                                              ------------   ------------   OCTOBER 12,     JANUARY 1,
                                               YEAR ENDED     YEAR ENDED    2001 THROUGH   2001 THROUGH
                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   OCTOBER 11,
                                                  2003           2002           2001           2001
                                              ------------   ------------   ------------   ------------
Net (loss) earnings.........................    $(15,268)      $47,308         $6,256        $(14,136)
Add back: Goodwill amortization net of
  tax.......................................          --            --             --           5,070
                                                --------       -------         ------        --------
Net (loss) earnings.........................    $(15,268)      $47,308         $6,256        $ (9,066)
                                                ========       =======         ======        ========

     The changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows:

Balance as of January 1, 2003...............................  $ 105,202
Distribution to parent company..............................   (105,202)
                                                              ---------
Balance as of December 31, 2003.............................  $      --
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

                                                                      AT DECEMBER 31,
                                                           -------------------------------------
                                                                 2003                2002
                                                           ----------------   ------------------
                                                           NOTIONAL   FAIR    NOTIONAL    FAIR
                                                            AMOUNT    VALUE    AMOUNT     VALUE
                                                           --------   -----   --------   -------
                                                                      (IN THOUSANDS)
Derivative financial instruments:
  Commodity futures contracts:
     Commitments to purchase.............................   $  --     $ --    $ 23,924   $(1,775)
     Commitments to sell.................................      --       --     (22,761)       48

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

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  PENSION AND OTHER POSTRETIREMENT PLANS

     In 2002, the Company participated in the Land O'Lakes defined benefit pension plan which covered employees whose employment was not governed by the terms of a collective bargaining agreement. On January 1, 2003 these employees became employees of Land O'Lakes Farmland Feed. Plan benefits were generally based on years of service and employees' highest compensation during five consecutive years of employment. Annual payments to the pension trust fund were determined in compliance with the Employee Retirement Income Security Act (ERISA). The actuarial present values of accumulated plan benefits and net assets available for benefits relating to only the Company's employees were not available.

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

15.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows:

                                             BALANCE AT
                                             BEGINNING    CHARGES TO             BALANCE AT
DESCRIPTION                                   OF YEAR      EXPENSE      OTHER    END OF YEAR
-----------                                  ----------   ----------   -------   -----------
Year ended December 31, 2003...............    $6,074        $ --      $(6,074)    $   --
Year ended December 31, 2002...............     5,649         425           --      6,074
October 12, 2001 through December 31,
  2001.....................................     6,205          --         (556)     5,649
January 1, 2001 through October 11, 2001...     7,390          --       (1,185)     6,205

                               PURINA MILLS, LLC
                         (FORMERLY PURINA MILLS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                       FIRST    SECOND     THIRD    FOURTH      FULL
2003                                  QUARTER   QUARTER   QUARTER   QUARTER     YEAR
----                                  -------   -------   -------   -------   --------
Net sales...........................  $12,628   $15,685   $11,808   $11,641   $ 51,762
Gross loss..........................   (4,022)   (4,280)   (4,173)   (3,280)   (15,755)
Net loss............................   (2,868)   (3,771)   (4,120)   (4,509)   (15,268)

                                   FIRST      SECOND     THIRD      FOURTH      FULL
2002                              QUARTER    QUARTER    QUARTER    QUARTER      YEAR
----                              --------   --------   --------   --------   --------
Net sales.......................  $214,863   $199,919   $205,511   $269,379   $889,672
Gross profit....................    36,870     35,840     37,072     38,545    148,327
Net earnings....................     9,116      5,957     10,098     22,137     47,308

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moark, LLC and Subsidiaries as of December 27, 2003 and February 1, 2003, and the consolidated results of their operations and their cash flows for the eleven months ended December 27, 2003 and the year ended February 1, 2003, in conformity with U.S. generally accepted accounting principles.

                                               /s/ MOORE STEPHENS FROST
                                          --------------------------------------
                                               Certified Public Accountant

Little Rock, Arkansas
January 20, 2004

                          MOARK, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                     DECEMBER 27, 2003 AND FEBRUARY 1, 2003

                                                              DECEMBER 27,   FEBRUARY 1,
                                                                  2003           2003
                                                              ------------   ------------
                                         ASSETS
Current assets
  Cash and cash equivalents.................................  $  3,607,394   $  8,520,673
  Accounts receivable -- trade, less allowance for doubtful
     accounts of $2,088,686 and $1,091,799, respectively....    59,998,841     43,688,012
  Inventories...............................................    39,285,698     37,607,594
  Refundable income taxes...................................            --         63,380
  Current portion of notes receivable.......................       258,224        316,580
  Prepaid expenses and other current assets.................     2,848,511      2,799,440
                                                              ------------   ------------
     Total current assets...................................   105,998,668     92,995,679
                                                              ------------   ------------
Property, plant and equipment
  Land......................................................     8,157,855      8,945,544
  Land improvements.........................................       837,324        802,868
  Buildings and leasehold improvements......................    43,375,647     44,675,270
  Machinery and equipment...................................    62,030,112     56,188,621
  Vehicles..................................................     7,942,765      7,347,461
  Furniture and fixtures....................................     1,186,762      1,019,313
  Construction in progress..................................     1,762,265      2,042,861
                                                              ------------   ------------
                                                               125,292,730    121,021,938
  Less accumulated depreciation.............................   (30,368,066)   (21,642,249)
                                                              ------------   ------------
Net property, plant and equipment...........................    94,924,664     99,379,689
                                                              ------------   ------------
Investments, intangibles and other assets
  Other assets..............................................       786,484      1,286,488
  Notes receivable, less current portion....................     3,525,619      3,654,008
  Investment in affiliates..................................     9,001,694      3,699,087
  Assets held for sale......................................     4,940,846      3,512,652
  Intangible assets -- finite-lived, net....................     2,785,804      3,828,303
  Goodwill..................................................    63,985,483     62,235,483
                                                              ------------   ------------
     Total investments, intangibles and other assets........    85,025,930     78,216,021
                                                              ------------   ------------
     Total assets...........................................  $285,949,262   $270,591,389
                                                              ============   ============

                             LIABILITIES AND MEMBERS' EQUITY
Current liabilities
  Notes payable.............................................  $         --   $ 22,421,871
  Accounts payable..........................................    31,132,383     23,442,090
  Accrued expenses and other current liabilities............    10,591,205      8,379,688
  Income taxes payable......................................       580,224             --
  Current maturities of long-term debt and capital lease
     obligations............................................     7,587,394     19,511,414
  Current deferred income taxes.............................     2,200,000      2,949,000
                                                              ------------   ------------
     Total current liabilities..............................    52,091,206     76,704,063
                                                              ------------   ------------
Long-term debt and capital lease obligations, less current
  maturities................................................    98,972,338     91,034,788
                                                              ------------   ------------
Deferred income taxes.......................................    17,725,000     13,484,300
                                                              ------------   ------------
Liabilities held for sale...................................       531,133        291,906
                                                              ------------   ------------
Members' equity.............................................   116,629,585     89,076,332
                                                              ------------   ------------
     Total liabilities and members' equity..................  $285,949,262   $270,591,389
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

                          MOARK, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE ELEVEN MONTHS ENDED DECEMBER 27, 2003 AND THE YEAR ENDED FEBRUARY 1,
                                      2003

                                                              DECEMBER 27,   FEBRUARY 1,
                                                                  2003           2003
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $ 36,153,253   $ (2,364,588)
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities
     Depreciation...........................................     8,999,519      9,263,349
     Amortization...........................................     1,042,499        329,495
     (Gain) loss on sale of assets..........................      (553,902)       125,560
     Equity in (income) loss of affiliates..................   (11,282,607)     1,284,388
     Net change in operating assets of discontinued
       operations...........................................    (1,188,967)      (530,583)
     Change in deferred income taxes........................     3,491,700     (3,328,034)
     Change in operating assets and liabilities
       Accounts receivable -- trade.........................   (16,310,829)    (6,851,525)
       Inventories..........................................    (1,678,104)    (7,719,675)
       Refundable income taxes..............................        63,380      1,818,605
       Prepaid expenses and other current assets............       (49,071)       787,440
       Accounts payable.....................................     7,690,293      3,329,815
       Accrued expense and other current liabilities........     2,211,517      3,021,629
       Income taxes payable.................................       580,224             --
                                                              ------------   ------------
  Net cash provided by (used in) operating activities.......    29,168,905       (834,124)
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Accretion of bond discount................................            --        (21,837)
  Proceeds from sale of assets..............................     1,321,185        631,158
  Purchase of property, plant and equipment.................    (5,311,777)    (4,767,806)
  Purchase of subsidiaries, net of cash acquired............    (1,750,000)    (5,942,584)
  Investment in affiliates..................................     5,980,000       (984,585)
  Payment of acquisition costs..............................            --        (75,927)
  Purchase of minority interest.............................            --     (2,000,000)
  Other assets..............................................       500,004         72,140
  Collections on note receivable............................       186,745      1,969,886
                                                              ------------   ------------
  Net cash provided by (used in) investing activities.......       926,157    (11,119,555)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayments) borrowings on notes payable..............    (8,229,978)     7,381,385
  Repayments of capital lease obligations...................    (2,781,003)      (929,305)
  Proceeds from long-term debt..............................        21,581         32,040
  Repayments of long-term debt..............................   (15,348,941)    (8,416,620)
  Distributions to members, net.............................    (8,600,000)       (65,254)
                                                              ------------   ------------
  Net cash provided by (used in) financing activities.......   (35,008,341)    (1,997,754)
                                                              ------------   ------------
  Net decrease in cash and cash equivalents.................    (4,913,279)   (13,951,433)
Cash and cash equivalents -- beginning of year..............     8,520,673     22,472,106
                                                              ------------   ------------
Cash and cash equivalents -- end of year....................  $  3,607,394   $  8,520,673
                                                              ============   ============
Supplementary disclosures of cash flow information
  Cash paid during the year for:
     Interest...............................................  $  6,586,193   $  7,543,223
     Income taxes (net of refunds received).................       581,195       (418,052)
Supplementary disclosure of non-cash transactions
  Purchase of property, plant and equipment through capital
     lease obligations......................................  $         --   $ 11,447,785

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

     h. Accounts receivable -- The Company reviews their customer accounts on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected. In addition, the Company has established a general reserve based on historical percentages of bad debts. Amounts will be written off at the point when collection attempts on the accounts have been exhausted. Management uses

                          MOARK, LLC AND SUBSIDIARIES
significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. Past due status is determined based upon contractual terms. While management believes the Company's processes effectively address its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

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

     o. Income taxes -- The Company utilizes the liability method on accounting for income taxes. This method requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this

                          MOARK, LLC AND SUBSIDIARIES
method, deferred tax assets and liabilities are determined based on the difference between the financial statement basis of the assets and liabilities and their related tax basis using enacted tax rates in effect for the years in which the differences are expected to be recovered.

     A portion of the Company's inventory has been valued using the farm price method for income tax reporting purposes. This results in these inventories being reflected at a lower value in the tax returns with lower taxable income reported. Current deferred income taxes relate primarily to this difference between financial statements and taxable income. Net operating loss carryforwards have been used to reduce current deferred income taxes.

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

2.  ACQUISITIONS AND MERGERS

     Effective February 19, 2002, the Company entered into agreements to acquire certain assets of Sunbest Farms of Iowa, LLC and Latco, Inc. as well as the stock of Sunbest Foods of Iowa, Inc. This

                          MOARK, LLC AND SUBSIDIARIES
group of entities was jointly operating in a shell egg production operation in Iowa and owned a 50% interest in a shell egg operation in Utah. The purchase price for the above operations was approximately $3,150,000, plus the assumption of certain liabilities. In addition, the Company simultaneously entered into two agreements for the layer production and pullet production facilities in Iowa for ten-year terms with an option to purchase these assets at the termination of the agreements. The layer production agreement met the requirement for treatment as a capitalized lease obligation and, accordingly, the associated assets and corresponding lease obligations have been recorded in the accompanying financial statements.

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

                          MOARK, LLC AND SUBSIDIARIES

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

                          MOARK, LLC AND SUBSIDIARIES

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

9.  INVESTMENTS IN AFFILIATES

     The Company owns fifty percent of Grand Mesa Eggs, Inc., which operates as a commercial egg producer with operations located in Colorado. During the year ended February 1, 2003, the Company acquired fifty percent of Delta Egg Farm, LLC ("Delta") through the purchase of Sunbest Foods of Iowa, Inc. Delta operates as a producer of shell eggs with operations located in Utah. In addition, during the year ended February 1, 2003, the Company entered into a joint venture in which it owns a fifty percent interest in Moark/Fort Recovery Egg Marketing, LLC, which operates as a wholesale egg distributor. The Company accounts for these investments under the equity method. The investment reflects the initial price paid for the ownership and there has been no amortization of any differences between the level of

                          MOARK, LLC AND SUBSIDIARIES
investment and the underlying net assets. The following is summarized information regarding one hundred percent of the affiliated companies' assets, liabilities, equity and results of operations:

                                            ELEVEN MONTHS ENDED DECEMBER 27, 2003
                                     ----------------------------------------------------
                                                                MOARK/FORT
                                                               RECOVERY EGG
                                     GRAND MESA   DELTA EGG     MARKETING,
                                     EGGS, INC.   FARM, LLC        LLC           TOTAL
                                     ----------   ----------   ------------   -----------
Current assets.....................  $4,788,016   $7,071,326    $8,527,172    $20,386,514
Property, plant and equipment,
  net..............................   2,172,268   19,060,973            --     21,233,241
Other assets.......................     156,945      313,034            --        469,979
Current liabilities................   1,875,843      671,638     4,066,054      6,613,535
Other liabilities..................   1,630,394   13,726,000            --     15,356,394
Stockholder or members' equity.....   3,610,992   12,047,695     4,461,118     20,119,805
Net sales..........................  12,133,716   48,769,188    77,969,744    138,872,648
Cost of goods sold.................   9,502,318   41,015,749    62,011,274    112,529,341
Selling, general and administrative
  expenses.........................     574,517    1,026,067       228,254      1,828,838
Net finance expense................      60,536    1,173,222            --      1,233,758
Other income (expense), net........      89,504           --            --         89,504
Income tax expense.................     805,000           --            --        805,000
Net income.........................   1,280,850    5,554,150    15,730,216     22,565,216

                                                 YEAR ENDED FEBRUARY 1, 2003
                                     ----------------------------------------------------
                                                                MOARK/FORT
                                                               RECOVERY EGG
                                     GRAND MESA   DELTA EGG     MARKETING,
                                     EGGS, INC.   FARM, LLC        LLC           TOTAL
                                     ----------   ----------   ------------   -----------
Current assets.....................  $2,597,767   $4,355,128    $4,320,740    $11,273,635
Property, plant and equipment,
  net..............................   2,522,194   20,325,186            --     22,847,380
Other assets.......................     179,399      328,519            --        507,918
Current liabilities................   1,563,102    4,891,288     3,669,988     10,124,378
Other liabilities..................   1,406,117   13,624,000            --     15,030,117
Stockholder or members' equity.....   2,330,141    6,493,545       650,752      9,474,438
Net sales..........................  10,720,380   16,705,845    39,077,354     66,503,579
Cost of goods sold.................  11,017,950   15,537,111    38,131,410     64,686,471
Selling, general and administrative
  expenses.........................     603,750    1,160,902       315,192      2,079,844
Net finance expense................     104,994    1,290,241            --      1,395,235
Income tax (benefit)...............    (338,675)          --            --       (338,675)

                          MOARK, LLC AND SUBSIDIARIES

10.  NOTES PAYABLE

     Notes payable consist of the following:

                                                             DECEMBER 27,   FEBRUARY 1,
                                                                 2003          2003
                                                             ------------   -----------
Credit facilities, payable to Farm Credit Services;
  interest as 3.95%; $1,455,000 payable March 1, 2003,
  balance due June 1, 2003. Maximum amount of borrowings
  available at February 1, 2003 was $25,000,000 subject to
  a borrowing base calculation.............................     $  --       $19,421,871
Revolving line of credit, payable to Bank of America;
  interest at prime (4.25% at February 1, 2003) balance due
  at September 30, 2003. Maximum amount of borrowings
  available at February 1, 2003 was $3,000,000 subject to a
  borrowing base calculation...............................        --         3,000,000
                                                                -----       -----------
                                                                $  --       $22,421,871
                                                                =====       ===========

11.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consists of:

                                                             DECEMBER 27,   FEBRUARY 1,
                                                                 2003          2003
                                                             ------------   -----------
Credit agreements, consisting of: (1) a revolving
  commitment not to exceed $60,000,000, subject to a
  borrowing base computation, payable to a lender group
  made up of certain banks and agricultural credit
  associations; and (2) a term loan commitment not to
  exceed $15,000,000, to a bank; interest is to be charged
  as defined (4.75% as of December 27, 2003); secured by
  essentially all assets of the Company; due on or before
  December 26, 2005. (See paragraph below.)................  $27,977,448    $24,499,930
Note payable to an agricultural credit association;
  interest at 3.50%; secured by certain real estate;
  payable in monthly installments of $258,550, including
  interest, through September 2011.........................   20,741,062     23,029,675
Note payable to a company and trusts; interest at 8%;
  secured by the common stock of Norco Ranch, Inc. and the
  membership interest of McNally Enterprises, LLC and Hi
  Point Industries, LLC; payable in monthly installments
  ranging from $34,880 to $135,394, including interest,
  through February 2020 to January 2022....................   32,577,998     33,068,099
Capital lease obligation payable to a company; interest at
  7.00%; payable in monthly installments of $118,667,
  including interest, through February 2012................    9,319,213     10,002,421
Notes payable to an agricultural credit association;
  interest ranging from 3.0% to 6.25%; secured by certain
  accounts receivable, inventories, and property and
  equipment; monthly installments ranging from $2,976 to
  $75,593, including interest, through dates ranging from
  June 2005 to June 2011...................................   10,730,164     12,513,992
Note payable to a company; interest at 8.00%; secured by
  equipment; payable in quarterly installments of $64,705,
  including interest, through January 2011.................    1,413,444      1,518,522

                          MOARK, LLC AND SUBSIDIARIES

                                                             DECEMBER 27,   FEBRUARY 1,
                                                                 2003          2003
                                                             ------------   -----------
Notes payable to various banks; interest ranging from 7.9%
  to 9.0%; secured by certain accounts receivable,
  inventories, and property and equipment; monthly
  installments ranging from $597 to $19,724, including
  interest, through dates ranging from July 2005 to June
  2007.....................................................    1,498,387      2,868,775
Various capital lease obligations with a financing company;
  interest ranging from 5.22% to 7.93%; secured by certain
  equipment; payable in monthly installments ranging from
  $313 to $12,192, including interest, through dates
  ranging from June 2005 through January 2009..............    1,478,106      2,501,854
Various notes payable to financing companies; secured by
  certain equipment; payable in various monthly
  installments, including interest, through dates ranging
  from December 2004 to August 2009........................      823,910        542,934
                                                             -----------    -----------
                                                             106,559,732    110,546,202
Less current maturities....................................    7,587,394     19,511,414
                                                             -----------    -----------
Long-term debt, less current maturities....................  $98,972,338    $91,034,788
                                                             ===========    ===========

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

                          MOARK, LLC AND SUBSIDIARIES

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

                          MOARK, LLC AND SUBSIDIARIES

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
                                                              -----------
                                                              $21,808,434
                                                              ===========

     Rent expense for all operating leases was $5,399,189 and $7,641,631, for the eleven months ended December 27, 2003 and the year ended February 1, 2003, respectively. Included in operating leases are certain leases with related parties. Payments to the related parties in connection with these leases totaled approximately $370,000 and $404,000, respectively.

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

                          MOARK, LLC AND SUBSIDIARIES

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

                                AGRILIANCE, LLC

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                              NOVEMBER 30,   AUGUST 31,
                                                                  2003          2003
                                                              ------------   ----------
                                                                  ($ IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash......................................................   $   16,519    $   18,095
  Trade receivables, net of allowance for bad debts of
     $19,282 and $18,006, respectively......................      398,604       455,532
  Rebates receivable........................................      130,626       131,465
  Other receivables.........................................       37,775        18,543
  Receivable from Land O'Lakes, Inc.........................          116            --
  Receivable from CHS, Inc..................................            4            50
  Inventories...............................................      543,627       559,643
  Vendor prepayments........................................      261,400        63,481
  Prepaid expenses..........................................        1,071         3,132
                                                               ----------    ----------
     Total current assets...................................    1,389,742     1,249,941
Property, plant and equipment:
  Land and land improvements................................       18,579        18,579
  Buildings.................................................       67,164        66,962
  Machinery and equipment...................................      100,583       100,432
  Construction in progress..................................       10,167         5,608
                                                               ----------    ----------
     Total property, plant and equipment....................      196,493       191,581
  Less accumulated depreciation.............................      (94,018)      (90,077)
                                                               ----------    ----------
     Net property, plant and equipment......................      102,475       101,504
Other assets................................................       17,580        18,111
                                                               ----------    ----------
     Total assets...........................................   $1,509,797    $1,369,556
                                                               ==========    ==========

                            LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Short-term debt...........................................   $   50,000    $   15,000
  Current portion of long-term debt.........................      100,000       100,000
  Accounts payable..........................................      690,911       755,967
  Customer prepayments......................................      341,856        93,430
  Accrued expenses..........................................       75,394       102,257
  Payable to Land O'Lakes, Inc..............................           --           984
  Payable to Farmland Industries, Inc.......................        4,437        10,067
  Other current liabilities.................................        6,105         6,038
                                                               ----------    ----------
     Total current liabilities..............................    1,268,703     1,083,743
Other noncurrent liabilities................................       26,784        27,061
Members' equity:
  Contributed capital.......................................      159,089       159,089
  Retained earnings.........................................       70,552       114,994
  Accumulated other comprehensive loss......................      (15,331)      (15,331)
                                                               ----------    ----------
     Total members' equity..................................      214,310       258,752
                                                               ----------    ----------
     Total liabilities and members' equity..................   $1,509,797    $1,369,556
                                                               ==========    ==========

          See accompanying notes to consolidated financial statements.

                                AGRILIANCE, LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                 NOVEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                               ($ IN THOUSANDS)
                                                                  (UNAUDITED)
Net sales...................................................  $605,253   $592,730
Cost of sales...............................................   554,035    544,208
                                                              --------   --------
Gross profit................................................    51,218     48,522
Selling, general, and administrative expense................    64,293     67,022
Gain on sale of assets......................................      (162)    (1,151)
                                                              --------   --------
Loss from operations........................................   (12,913)   (17,349)
Interest expense, net.......................................     1,658      2,762
Equity in earnings of affiliated company....................      (129)        --
                                                              --------   --------
Net loss....................................................  $(14,442)  $(20,111)
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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agriliance, LLC and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2003 in conformity with U.S. generally accepted accounting principles.

                                          KPMG LLP

Minneapolis, Minnesota
November 6, 2003

                                AGRILIANCE, LLC

                          CONSOLIDATED BALANCE SHEETS

                                                                    AUGUST 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                 ($ IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash......................................................  $   18,095   $   10,161
  Trade receivables, net of allowance for bad debts of
     $18,006 and $16,134 in 2003 and 2002, respectively.....     455,532      394,497
  Receivable from Land O'Lakes, Inc.........................          --        1,791
  Receivable from CHS, Inc..................................          50          250
  Rebates receivable........................................     131,465      102,668
  Other receivables.........................................      18,543       28,063
  Inventories...............................................     559,643      376,988
  Vendor prepayments........................................      63,481        5,735
  Prepaid expenses..........................................       3,132        2,806
                                                              ----------   ----------
     Total current assets...................................   1,249,941      922,959
Property, plant and equipment:
  Land and land improvements................................      18,579       18,231
  Buildings.................................................      66,962       64,656
  Machinery and equipment...................................     100,432      103,133
  Construction in progress..................................       5,608        3,599
                                                              ----------   ----------
     Total property, plant and equipment....................     191,581      189,619
  Less accumulated depreciation.............................     (90,077)     (76,840)
                                                              ----------   ----------
     Net property, plant and equipment......................     101,504      112,779
Long term receivable from Agronomy Company of Canada........       7,000        7,000
Other assets................................................      11,111       14,467
                                                              ----------   ----------
     Total assets...........................................  $1,369,556   $1,057,205
                                                              ==========   ==========

                           LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $   15,000   $   66,500
  Current portion of long-term debt.........................     100,000           --
  Accounts payable..........................................     755,967      485,244
  Customer prepayments......................................      93,430       22,063
  Accrued expenses..........................................     102,257       77,935
  Payable to Land O'Lakes, Inc..............................         984           --
  Payable to Farmland Industries, Inc.......................      10,067       42,826
  Other current liabilities.................................       6,038        6,335
                                                              ----------   ----------
     Total current liabilities..............................   1,083,743      700,903
Long-term debt..............................................          --      100,000
Other noncurrent liabilities................................      27,061        7,960
Members' equity:
  Contributed capital.......................................     159,089      159,089
  Retained earnings.........................................     114,994       89,253
  Accumulated other comprehensive loss......................     (15,331)          --
                                                              ----------   ----------
     Total members' equity..................................     258,752      248,342
                                                              ----------   ----------
     Total liabilities and members' equity..................  $1,369,556   $1,057,205
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                                AGRILIANCE, LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED AUGUST 31,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ----------   ----------   ----------
                                                                     ($ IN THOUSANDS)
Net sales................................................  $3,485,623   $3,615,451   $4,072,248
Cost of sales............................................   3,119,287    3,289,980    3,696,350
                                                           ----------   ----------   ----------
Gross profit.............................................     366,336      325,471      375,898
Selling, general, and administrative expense.............     299,097      267,947      310,655
Asset impairment charge..................................          --           --       14,820
Gain on sale of assets...................................      (2,787)      (2,486)      (3,092)
                                                           ----------   ----------   ----------
Earnings from operations.................................      70,026       60,010       53,515
Interest expense, net....................................       9,285       12,966       28,462
                                                           ----------   ----------   ----------
Net earnings.............................................  $   60,741   $   47,044   $   25,053
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

                                AGRILIANCE, LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                              ACCUMULATED
                                                                 OTHER        TOTAL
                                    CONTRIBUTED   RETAINED   COMPREHENSIVE   MEMBERS'   COMPREHENSIVE
                                      CAPITAL     EARNINGS      (LOSS)        EQUITY       INCOME
                                    -----------   --------   -------------   --------   -------------
                                                            ($ IN THOUSANDS)
BALANCE, AUGUST 31, 2000..........   $159,089     $ 17,376     $     --      $176,465
  Net earnings....................         --       25,053           --        25,053
  Distribution to members.........         --         (220)          --          (220)
                                     --------     --------     --------      --------
BALANCE, AUGUST 31, 2001..........    159,089       42,209           --       201,298
  Net earnings....................         --       47,044           --        47,044
                                     --------     --------     --------      --------
BALANCE, AUGUST 31, 2002..........    159,089       89,253           --       248,342
  Net earnings....................         --       60,741           --        60,741       60,741
  Minimum pension liability
     adjustment...................         --           --      (15,331)      (15,331)     (15,331)
                                                                                          --------
  Comprehensive income............         --           --           --            --     $ 45,410
                                                                                          --------
  Distribution to members.........         --      (35,000)          --       (35,000)
                                     --------     --------     --------      --------
BALANCE, AUGUST 31, 2003..........   $159,089     $114,994     $(15,331)     $258,752
                                     ========     ========     ========      ========

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

                                AGRILIANCE, LLC

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

                                AGRILIANCE, LLC

Such transactions are structured as sales and, accordingly, the receivables transferred to CoBank without recourse to Agriliance are not reflected in the consolidated balance sheet. At August 31, 2003 and 2002, $23 million and $69 million, respectively, were outstanding under this facility. The total accounts receivable sold during the years ended August 31, 2003, 2002 and 2001 were $2,885 million, $2,949 million and $3,317 million, respectively.

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

(6)  RELATED PARTY TRANSACTIONS

     Land O'Lakes, Inc., CHS, Inc., and Farmland Industries, Inc. charged the Company for accounting, legal, risk management, building, advertising, and certain employee benefit and other employee-related expenses. Total purchased services were:

                                                              YEAR ENDED AUGUST 31,
                                                            -------------------------
                                                             2003     2002      2001
                                                            ------   -------   ------
                                                                ($ IN THOUSANDS)
Land O'Lakes, Inc.........................................  $8,400   $11,269   $9,897
CHS, Inc..................................................   3,536     3,906    3,783
Farmland Industries, Inc..................................     345     1,132    1,265

     The Company made the following sales to related parties:

                                                           YEAR ENDED AUGUST 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                              ($ IN THOUSANDS)
Land O'Lakes, Inc....................................  $  1,576   $  1,794   $  2,102
CHS Cooperatives.....................................   208,706    166,034    139,188
Farmland Industries, Inc.............................     1,262      5,845      8,128

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