Form 10-Q/A
period 2004-03-31
LAND O LAKES INC
filed 2004-08-16
CIK 1032562

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

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from           to         .
                                     ---------    --------

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

                                EXPLANATORY NOTE

      This Amendment No. 1 to the Land O'Lakes, Inc. (the "Company") quarterly report filed on Form 10-Q for the quarterly period ended March 31, 2004 is being filed solely to reflect the restatement of the Company's consolidated financial statements due to accounting errors it identified at its Carlisle, PA dairy facility and reported in its dairy foods segment. The Company announced in June 2004 that it planned to restate financial results for certain periods to reflect the adjustments necessary to correct these errors. This Amendment No. 1 includes our restated consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and March 31, 2003. The adjustments relate primarily to the manner in which the Company's Carlisle facility estimated and recorded monthly financial information. Because all information required to be recorded was not known at month-end, the Carlisle facility used an accounting model to estimate certain sales and cost of sales and the related accounts receivable, accounts payable and inventory and recorded financial information in accordance with the model. The accounts were not properly reconciled in subsequent periods to reflect the actual results. Other adjustments relate to accrual cutoffs and mathematical errors in inventory calculations. The financial statement line items impacted thereby include net sales, cost of sales, gross profit, earnings from operations, earnings before income taxes, income tax expense (benefit), net earnings, receivables, inventories, accounts payable, accrued expenses, deferred income taxes (included in other assets and employee benefits and other liabilities), member equities, and retained earnings. See Note 2 to Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part 1, Item 1 "Financial Statements" of this Form 10-Q/A for further information regarding the Company's restated financial results.

      These errors and related adjustments affect periods beginning with the year ended December 31, 1997. The cumulative impact of these adjustments on net earnings through March 31, 2004 was an overstatement of $18.7 million. Concurrently with the filing of this Amendment No. 1, the Company is filing amendments to its quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, and to its annual report on Form 10-K for the year ended December 31, 2003 to furnish restatements of the financial statements or financial data as of and for the periods included in such filings.

      For the convenience of the reader, this Amendment No. 1 sets forth in its entirety the Company's Form 10-Q for the quarterly period ended March 31, 2004, which was originally filed with the SEC on May 13, 2004 (the "Original Filing"). The amended information includes the restated consolidated financial statements and notes thereto for Land O'Lakes, Inc. in Item 1 of Part 1, the restated financial results and comparisons in Item 2 of Part 1, and the evaluation of disclosure controls and procedures and changes to internal controls in response to the discovery of the accounting errors in Item 4 of Part 1. Except for the forgoing amended information, this Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Original Filing.

      In connection with the filing of this Amendment No. 1 and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment No. 1 certain currently dated certifications in Item 6.

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I. FINANCIAL INFORMATION............................................................................    4
Item I. Financial Statements.............................................................................    4
LAND O'LAKES, INC.
Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003.......................    4
Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited).....    6
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited).....    7
Notes to Consolidated Financial Statements (unaudited)...................................................    8

LAND O'LAKES FARMLAND FEED LLC
Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003.......................   24
Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited).....   25
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited).....   26
Notes to Consolidated Financial Statements (unaudited)...................................................   27

PURINA MILLS, LLC
Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003.......................   40
Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited).....   41
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited).....   42
Notes to Consolidated Financial Statements (unaudited)...................................................   43

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............   46

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................................   61

Item 4. Controls and Procedures..........................................................................   61

PART II. OTHER INFORMATION...............................................................................   62

Item 1. Legal Proceedings................................................................................   62

Item 6. Exhibits and Reports on Form 8-K.................................................................   63

SIGNATURES...............................................................................................   64

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following information has been amended to reflect the restatement of our consolidated financial statements as further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A and in Note 2 of Notes to Consolidated Financial Statements of Land O'Lakes, Inc. included in Part 1, Item 1 of this Form 10-Q/A.

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 RESTATED
                                                           MARCH 31,   DECEMBER 31,
                                                             2004         2003
                                                         -----------   -----------
                                                             ($ IN THOUSANDS)
                                                         (UNAUDITED)
ASSETS

Current assets:
  Cash and short-term investments ...................    $   21,530    $  110,274
  Restricted cash ...................................        20,167        20,118
  Receivables, net ..................................       595,217       623,587
  Inventories .......................................       522,077       496,826
  Prepaid expenses ..................................        46,005       246,373
  Other current assets ..............................        38,102        42,006
                                                         ----------    ----------
        Total current assets ........................     1,243,098     1,539,184

Investments .........................................       514,084       506,641
Property, plant and equipment, net ..................       619,986       624,631
Property under capital lease, net ...................       107,464       109,145
Goodwill ............................................       370,863       373,083
Other intangibles ...................................       102,030       102,938
Other assets ........................................       132,059       133,438
                                                         ----------    ----------
        Total assets ................................    $3,089,584    $3,389,060
                                                         ==========    ==========

LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations ..................    $   55,529    $   80,703
  Current portion of long-term debt .................         9,378         7,841
  Current portion of obligations under capital lease         10,066        10,399
  Accounts payable ..................................       569,338       761,694
  Accrued expenses ..................................       232,447       226,476
  Patronage refunds and other member equities payable        15,213        19,449
                                                         ----------    ----------
        Total current liabilities ...................       891,971     1,106,562

Long-term debt ......................................       942,907     1,065,382
Obligations under capital lease .....................        98,266        99,650
Employee benefits and other liabilities .............       179,842       175,363
Minority interests ..................................        64,095        62,739

Equities:
  Capital stock......................................         2,114         2,125
  Member equities....................................       874,058       866,586
  Accumulated other comprehensive loss...............       (65,617)      (65,617)
  Retained earnings..................................       101,948        76,270
                                                         ----------    ----------
        Total equities...............................       912,503       879,364
                                                         ----------    ----------
Commitments and contingencies
Total liabilities and equities.......................    $3,089,584    $3,389,060
                                                         ==========    ==========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    RESTATED
                                                          FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              2004           2003
                                                          -----------     -----------
                                                               ($ IN THOUSANDS)
                                                                  (UNAUDITED)

Net sales ...........................................     $ 2,019,333     $ 1,451,018
Cost of sales .......................................       1,820,513       1,325,483
                                                          -----------     -----------
Gross profit ........................................         198,820         125,535

Selling, general and administrative .................         134,900         117,441
Restructuring and impairment charges ................             900           1,092
                                                          -----------     -----------
Earnings from operations ............................          63,020           7,002

Interest expense, net ...............................          23,701          19,913
Gain on legal settlements ...........................          (4,524)         (8,889)
Other (income) expense, net .........................          (1,587)           (500)
Equity in (earnings) loss of affiliated companies....         (17,414)            983
Minority interest in earnings of subsidiaries .......           1,400           1,489
                                                          -----------     -----------
Earnings (loss) before income taxes .................          61,444          (5,994)
Income tax expense (benefit) ........................          16,318          (5,614)
                                                          -----------     -----------
Net earnings (loss) .................................     $    45,126     $      (380)
                                                          ===========     ===========

Applied to:
  Member equities
    Allocated patronage refunds .....................     $    20,258     $     9,794
    Deferred equities ...............................            (736)        (13,902)
                                                          -----------     -----------
                                                               19,522          (4,108)
  Retained earnings .................................          25,604           3,728
                                                          -----------     -----------
                                                          $    45,126     $      (380)
                                                          ===========     ===========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           RESTATED
                                                                                                 FOR THE THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                     2004            2003
                                                                                                  ---------       ---------
                                                                                                      ($ IN THOUSANDS)
                                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ......................................................................      $  45,126       $    (380)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Depreciation and amortization ..........................................................         27,560          26,642
    Amortization of deferred financing charges .............................................          2,561             913
    Bad debt expense .......................................................................            379             691
    Proceeds from patronage revolvement received ...........................................          1,334              10
    Non-cash patronage income ..............................................................           (412)           (209)
    Receivable from legal settlement .......................................................             --          96,707
    Deferred income tax benefit ............................................................           (865)             --
    Decrease in other assets ...............................................................          2,269           1,709
    (Decrease) increase in other liabilities ...............................................           (370)          2,096
    Restructuring and impairment charges ...................................................            900           1,092
    Gain on divestiture of business ........................................................         (1,664)             --
    Equity in (earnings) loss of affiliated companies ......................................        (17,414)            983
    Minority interests .....................................................................          1,400           1,489
    Other ..................................................................................           (282)         (1,229)
  Changes in current assets and liabilities, net of acquisitions and divestitures:

    Receivables ............................................................................         25,807          65,986
    Inventories ............................................................................        (25,072)        (48,006)
    Other current assets ...................................................................        198,963          92,304
    Accounts payable .......................................................................       (192,523)       (195,506)
    Accrued expenses .......................................................................         10,762          (6,427)
                                                                                                  ---------       ---------
  Net cash provided by operating activities ................................................         78,459          38,865
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...............................................        (20,574)        (16,120)
  Payments for investments .................................................................           (148)         (8,800)
  Proceeds from divestiture of business ....................................................          7,500              --
  Proceeds from sale of investments ........................................................          1,983           3,000
  Proceeds from sale of property, plant and equipment ......................................          2,703           1,562
  Dividends from investments in affiliated companies .......................................          8,671           1,737
  Increase in restricted cash ..............................................................            (49)             --
  Other ....................................................................................            525           2,581
                                                                                                  ---------       ---------
  Net cash provided (used) by investing activities .........................................            611         (16,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt ...................................................        (25,126)         24,768
  Proceeds from issuance of long-term debt .................................................         17,605             425
  Principal payments on long-term debt .....................................................       (137,646)        (61,934)
  Principal payments on obligations under capital lease ....................................         (2,524)         (2,217)
  Payments for redemption of member equities ...............................................        (16,308)        (15,331)
  Payments for debt issuance costs .........................................................         (3,953)             --
  Other ....................................................................................            138           1,349
                                                                                                  ---------       ---------
  Net cash used by financing activities ....................................................       (167,814)        (52,940)
                                                                                                  ---------       ---------
  Net decrease in cash and short-term investments ..........................................        (88,744)        (30,115)
Cash and short-term investments at beginning of period .....................................        110,274          64,327
                                                                                                  ---------       ---------
Cash and short-term investments at end of period ...........................................      $  21,530       $  34,212
                                                                                                  =========       =========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during periods for:
  Interest .................................................................................      $  14,800       $  14,610
  Income taxes paid (recovered) ............................................................      $     160       $  (4,198)

           See accompanying notes to consolidated financial statements

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

2. FINANCIAL STATEMENT RESTATEMENT

      The Company announced in June 2004 that it planned to restate financial results for certain periods due to accounting errors it identified at its Carlisle, PA dairy facility and reported in its dairy foods segment. The consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and March 31, 2003 have been restated to reflect adjustments necessary to correct these errors. The adjustments relate primarily to the manner in which its Carlisle facility estimated and recorded monthly financial information. Because all information required to be recorded was not known at month-end, the Carlisle facility used an accounting model to estimate certain sales and cost of sales and the related accounts receivable, accounts payable and inventory and recorded financial information in accordance with the model. The accounts were not properly reconciled in subsequent periods to reflect the actual results. Other adjustments relate to accrual cutoffs and mathematical errors in inventory calculations. The financial statement line items impacted thereby include net sales, cost of sales, gross profit, earnings from operations, earnings before income taxes, income tax expense (benefit), net earnings, receivables, inventories, accounts payable, accrued expenses, deferred income taxes (included in other assets and employee benefits and other liabilities), member equities, and retained earnings. The consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and March 31, 2003 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections as follows:

                                        AS PREVIOUSLY                       AS PREVIOUSLY
                                           REPORTED         RESTATED           REPORTED         RESTATED
                                        THREE MONTHS      THREE MONTHS       THREE MONTHS     THREE MONTHS
                                            ENDED             ENDED             ENDED             ENDED
CONSOLIDATED STATEMENTS OF OPERATIONS  MARCH 31, 2004    MARCH 31, 2004    MARCH 31, 2003    MARCH 31, 2003
Net sales                                $ 2,011,287       $ 2,019,333       $ 1,454,452       $ 1,451,018
Cost of sales                              1,810,830         1,820,513         1,328,903         1,325,483
Gross profit                                 200,457           198,820           125,549           125,535
Earnings from operations                      64,657            63,020             7,016             7,002
Earnings (loss) before income taxes           63,081            61,444            (5,980)           (5,994)
Income tax expense (benefit)                  16,552            16,318            (5,609)           (5,614)
Net earnings (loss)                      $    46,529       $    45,126       $      (371)      $      (380)

Applied to:
   Member equities
       Allocated patronage refunds       $    21,284       $    20,258       $     9,794       $     9,794
       Deferred equities                        (623)             (736)          (13,893)          (13,902)
                                         -----------       -----------       -----------       -----------
                                              20,661            19,522            (4,099)           (4,108)

   Retained earnings                          25,868            25,604             3,728             3,728
                                         -----------       -----------       -----------       -----------
                                         $    46,529       $    45,126       $      (371)      $      (380)
                                         ===========       ===========       ===========       ===========

                                           AS PREVIOUSLY                    AS PREVIOUSLY
                                             REPORTED         RESTATED        REPORTED        RESTATED
                                           MARCH 31, 2004  MARCH 31, 2004   DECEMBER 31,    DECEMBER 31,
CONSOLIDATED BALANCE SHEETS                                                    2003            2003
Total current assets                         $1,259,673      $1,243,098      $1,555,693      $1,539,184
Other assets                                    124,647         132,059         126,025         133,438
Total assets                                  3,098,747       3,089,584       3,398,156       3,389,060
Total current liabilities                       880,980         891,971       1,096,641       1,106,562
Employee benefits and other liabilities         181,568         179,842         177,088         175,363
Total equities                                  930,931         912,503         896,656         879,364
Total liabilities and members' equity         3,098,747       3,089,584       3,398,156       3,389,060

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

5. RECEIVABLES

      A summary of receivables is as follows:

                                                             RESTATED
                                                       MARCH 31,   DECEMBER 31,
                                                         2004          2003
                                                       ---------   ------------
Trade accounts ....................................    $385,155      $327,913
Notes and contracts ...............................      66,288        63,984
Notes from sale of trade receivables (see Note 6)..      86,340       155,191
Other .............................................      75,646        96,051
                                                       --------      --------
                                                        613,429       643,139
Less allowance for doubtful accounts ..............      18,212        19,552
                                                       --------      --------
Total receivables, net ............................    $595,217      $623,587
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

7. INVENTORIES

      A summary of inventories is as follows:

                             RESTATED
                       MARCH 31,   DECEMBER 31,
                         2004          2003
                       ---------   ------------
Raw materials ......   $154,709      $159,511
Work in process ....     35,491        33,646
Finished goods .....    331,877       303,670
                       --------      --------
Total inventories ..   $522,077      $496,827
                       ========      ========

8. INVESTMENTS

      A summary of investments is as follows:

                                                          MARCH 31,   DECEMBER 31,
                                                            2004          2003
                                                          ---------   ------------
CF Industries, Inc. ...................................   $249,502      $249,502
Agriliance LLC ........................................     98,790        92,134
Ag Processing Inc. ....................................     38,162        37,941
Advanced Food Products LLC ............................     28,642        27,494
CoBank, ACB ...........................................     17,313        18,583
Universal Cooperatives ................................      8,224         8,224
Melrose Dairy Proteins, LLC ...........................      7,905         6,623
Agronomy Company of Canada Ltd. .......................      7,515         7,954
Prairie Farms Dairy, Inc. .............................      5,305         5,125
MoArk/Fort Recovery Egg Marketing, LLC ................      2,646         2,210
Other -- principally cooperatives and joint ventures ..     50,080        48,851
                                                          --------      --------
Total investments .....................................   $514,084      $506,641
                                                          ========      ========

      During the three months ended March 31, 2004, the Company sold its investment in a swine joint venture for $2.0 million in cash.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The carrying amount of goodwill is as follows:

                    MARCH 31,   DECEMBER 31,
                      2004         2003
                    ---------   -----------
Dairy Foods .....   $ 66,259      $ 66,259
Feed ............    150,734       150,922
Seed ............     11,896        12,405
Agronomy ........     62,210        63,733
Layers ..........     79,764        79,764
                    --------      --------
Total goodwill ..   $370,863      $373,083
                    ========      ========

     The decrease in goodwill of $2.2 million resulted from amortization associated with investments in joint ventures and cooperatives of $1.7 million and an impairment of $0.5 million in the seed segment.

OTHER INTANGIBLE ASSETS

                                                                                                   MARCH 31,   DECEMBER 31,
                                                                                                     2004          2003
                                                                                                   ---------   ------------
Amortized other intangible assets:
  Patents, less accumulated amortization of $2,922 and $2,622, respectively ....................   $ 13,847      $ 14,147
  Trademarks, less accumulated amortization of  $2,134 and $2,044, respectively ................      2,207         2,296
  Other intangible assets, less accumulated amortization of $13,356 and $12,783, respectively ..      9,351         9,870
                                                                                                   --------      --------
Total amortized other intangible assets ........................................................     25,405        26,313
Total non-amortized other intangible assets - trademarks .......................................     76,625        76,625
                                                                                                   --------      --------
Total other intangible assets ..................................................................   $102,030      $102,938
                                                                                                   ========      ========

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

      A summary of long-term debt is as follows:

                                                                                       MARCH 31,     DECEMBER 31,
                                                                                         2004            2003
                                                                                      ----------     ------------
Term A Loan - quarterly installments through 2006 (variable rate based on LIBOR) ..   $       --      $   92,473
Term B Loan - quarterly installments through 2008 (variable rate based on LIBOR) ..      118,373         152,374
Senior unsecured notes - due 2011 (8.75%) .........................................      350,000         350,000
Senior secured notes - due 2010 (9.00%) ...........................................      175,000         175,000
MoArk LLC debt - due 2004 through 2023 (6.06% weighted average) ...................       80,455          75,785
Industrial development revenue bonds and other secured notes payable - due 2004
 through 2016 (1.1% to 5.5%) ......................................................       14,934          14,940
Capital Securities of Trust Subsidiary - due due 2028 (7.45%) .....................      190,700         190,700
Other debt ........................................................................       22,823          21,951
                                                                                      ----------      ----------
                                                                                         952,285       1,073,223
Less current portion ..............................................................        9,378           7,841
                                                                                      ----------      ----------
Total long-term debt ..............................................................   $  942,907      $1,065,382
                                                                                      ==========      ==========

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

11. PENSION AND OTHER POSTRETIREMENT PLANS

      The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended March 31:

                                                                       OTHER POSTRETIREMENT
                                              PENSION BENEFITS               BENEFITS
                                             2004          2003         2004          2003
                                           --------      --------      -------      -------
Service cost ...........................   $ 5,250       $ 4,147       $   250      $   201
Interest cost ..........................     7,050         6,792         1,050        1,088
Expected return on assets ..............    (8,175)       (8,202)           --           --
Amortization of actuarial loss .........     1,875           443           650          542
Amortization of prior service cost .....       200           211            75           67
Amortization of transition obligation ..        --            --           150          161
                                           -------       -------       -------      -------
Net periodic benefit cost ..............   $ 6,200       $ 3,391       $ 2,175      $ 2,059
                                           =======       =======       =======      =======

      The Company expects to contribute approximately $12 million to its defined benefit pension plans and $7 million to its other postretirement benefits plans in 2004. During the three months ended March 31, 2004, the Company contributed $0.6 million to its defined benefit pension plans and $1.6 million to its other postretirement benefits plans.

12. RESTRUCTURING AND IMPAIRMENT CHARGES

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

13. GAIN ON LEGAL SETTLEMENTS

      During the three months ended March 31, 2004 and 2003, the Company recognized a gain on legal settlements of $4.5 million and $8.9 million, respectively. The gains represent cash received from product suppliers against whom the Company alleged certain price-fixing claims.

14. OTHER (INCOME) EXPENSE, NET

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         2004           2003
                                        -------       -------
Loss (gain) on sale of investments ..   $    77       $  (500)
Gain on divestiture of business .....    (1,664)           --
                                        -------       -------
Total other (income) expense, net ...   $(1,587)      $  (500)
                                        =======       =======

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

15. SEGMENT INFORMATION

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

                                            RESTATED                                                          OTHER/      RESTATED
                                          DAIRY FOODS     FEED       SEED      SWINE    AGRONOMY   LAYERS   ELIMINATION CONSOLIDATED
                                          ----------- ----------- ---------- ---------- -------- ---------- ----------- ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2004

Net sales................................ $  907,134  $  676,979  $  243,367 $  22,498  $    --  $ 175,359  $   (6,004) $ 2,019,333
  Cost of sales (1)......................    850,152     600,900     212,549    22,485       --    140,431      (6,004)   1,820,513
  Selling, general and administrative....     43,223      62,375      14,343     1,569    3,791      9,497         102      134,900
  Restructuring and impairment charges...        400          --         500        --       --         --          --          900
  Interest expense (income), net.........      7,094       7,367       2,060     1,691    2,342      3,860        (713)      23,701
  Gain on legal settlements..............        (91)     (4,433)         --        --       --         --          --       (4,524)
  Other (income) expense, net............     (1,664)         --          --        77       --         --          --       (1,587)
  Equity in (earnings) loss of affiliated
    companies............................     (2,812)       (552)         --       (32)  (6,217)    (7,808)          7      (17,414)
  Minority interest in earnings of
    subsidiaries.........................         --       1,400          --        --       --         --          --        1,400
                                          ----------  ----------  ---------- ---------  -------  ---------  ----------  -----------

  Earnings (loss) before income taxes.... $   10,832  $    9,922  $   13,915 $  (3,292) $    84  $  29,379  $      604  $    61,444
                                          ==========  ==========  ========== =========  =======  =========  ==========  ===========

FOR THE THREE MONTHS ENDED MARCH 31, 2003
  Net sales.............................. $  633,236  $  602,466  $  191,895 $  21,165  $    --  $      --  $    2,256  $ 1,451,018
  Cost of sales (1)......................    605,412     529,929     166,834    22,236       --         --       1,072    1,325,483
  Selling, general and administrative....     39,462      58,006      12,870     1,317    3,326        488       1,972      117,441
  Restructuring and impairment charges...      1,000          92          --        --       --         --          --        1,092
  Interest expense (income), net.........      6,322       7,752       1,569     1,318    2,332      1,231        (611)      19,913
  Gain on legal settlements..............         --      (8,889)         --        --       --         --          --       (8,889)
  Other (income) expense, net............         --        (500)         --        --       --         --          --         (500)
  Equity in loss (earnings) of affiliated
    companies............................        630        (556)         --       365    3,147     (2,625)         22          983
  Minority interest in earnings of
    subsidiaries.........................         --       1,489          --        --       --         --          --        1,489
                                          ----------  ----------  ---------- ---------  -------  ---------  ----------  -----------

   (Loss) earnings before income taxes... $  (19,590) $   15,143  $   10,622 $  (4,071) $(8,805) $     906  $     (199) $    (5,994)
                                          ==========  ==========  ========== =========  =======  =========  ==========  ===========

(1) Cost of sales includes unrealized
      hedging (gains) losses of:
For the three months ended                $   (8,465) $   (5,483) $    2,853 $      (5) $    --  $  (2,052) $       --  $   (13,152)
March 31, 2004...........................
For the three months ended                      (428)     (1,491)        207    (1,059)      --         --          --       (2,771)
March 31, 2003...........................

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

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2004

                                         RESTATED
                                            LAND        WHOLLY-       MAJORITY-
                                       O'LAKES, INC.     OWNED          OWNED
                                          PARENT      CONSOLIDATED   CONSOLIDATED  NON-GUARANTOR                     RESTATED
                                          COMPANY      GUARANTORS     GUARANTORS    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                       -------------  ------------   ------------  -------------   ------------    ------------
                                                                      ($ IN THOUSANDS)
                                                                        (UNAUDITED)
                                                                    ASSETS
Current assets:
  Cash and short-term investments..    $     9,071    $     5,903    $        --    $     6,556    $        --     $    21,530
  Restricted cash .................         20,167             --             --             --             --          20,167
  Receivables, net ................        485,557         67,890        189,782        121,508       (269,520)        595,217
  Inventories .....................        269,129         47,529        144,044         61,375             --         522,077
  Prepaid expenses ................         18,582            606         12,391         14,426             --          46,005
  Other current assets ............         31,291          6,123             --            688             --          38,102
                                       -----------    -----------    -----------    -----------    -----------     -----------
   Total current assets ...........        833,797        128,051        346,217        204,553       (269,520)      1,243,098
Investments .......................      1,343,938            354         18,943         12,596       (861,747)        514,084
Property, plant and equipment, net         237,508         16,995        219,358        146,125             --         619,986
Property under capital lease,
   net ............................             --             --             31        107,433             --         107,464
Goodwill ..........................        184,786             --        121,832         64,245             --         370,863
Other intangibles .................          3,596            366         94,644          3,424             --         102,030
Other assets ......................         61,959          9,253         25,786         54,427        (19,366)        132,059
                                       -----------    -----------    -----------    -----------    -----------     -----------
   Total assets ...................    $ 2,665,584    $   155,019    $   826,811    $   592,803    $(1,150,633)    $ 3,089,584
                                       ===========    ===========    ===========    ===========    ===========     ===========

                                                             LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations     $   116,783    $     2,954    $       183    $    93,636    $  (158,027)    $    55,529
  Current portion of long-term debt          1,512         51,643             --          7,697        (51,474)          9,378
  Current portion of obligations
   under capital lease ............             --             --             --         10,066             --          10,066
  Accounts payable ................        400,618         64,968        108,049         50,944        (55,241)        569,338
  Accrued expenses ................        171,807         30,815         26,259         18,710        (15,144)        232,447
  Patronage refunds and other
   member equities payable ........         15,213             --             --             --             --          15,213
                                       -----------    -----------    -----------    -----------    -----------     -----------
  Total current liabilities .......        705,933        150,380        134,491        181,053       (279,886)        891,971
Long-term debt ....................        859,441          9,708             --         82,758         (9,000)        942,907
Obligations under capital
  lease ...........................             --             --             12         98,254             --          98,266
Employee benefits and other
  liabilities .....................        132,149             --         29,410         18,283             --         179,842
Minority interests ................         55,558             --          2,652          5,885             --          64,095
Equities:
  Capital stock ...................          2,114          1,215        502,444        104,307       (607,966)          2,114
  Member equities .................        874,058             --             --             --             --         874,058
  Accumulated other comprehensive
   loss ...........................        (65,617)            --         (1,692)            --          1,692         (65,617)
  Retained earnings ...............        101,948         (6,284)       159,494        102,263       (255,473)        101,948
                                       -----------    -----------    -----------    -----------    -----------     -----------
   Total equities .................        912,503         (5,069)       660,246        206,570       (861,747)        912,503
                                       -----------    -----------    -----------    -----------    -----------     -----------
Commitments and contingencies
Total liabilities and equities ....    $ 2,665,584    $   155,019    $   826,811     $  592,803    $(1,150,633)    $ 3,089,584
                                       ===========    ===========    ===========     ==========    ===========     ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                         RESTATED
                                           LAND           WHOLLY-       MAJORITY-
                                        O'LAKES, INC.      OWNED         OWNED
                                          PARENT       CONSOLIDATED   CONSOLIDATED    NON-GUARANTOR                    RESTATED
                                          COMPANY       GUARANTORS     GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                        -------------  ------------   ------------    -------------   ------------    ------------
                                                                      ($ IN THOUSANDS)
                                                                        (UNAUDITED)
Net sales ............................  $ 1,049,642     $    78,792    $   646,734     $   244,165     $        --     $ 2,019,333
Cost of sales ........................      967,846          68,772        573,536         210,359              --       1,820,513
                                        -----------     -----------    -----------     -----------     -----------     -----------
Gross profit .........................       81,796          10,020         73,198          33,806              --         198,820
Selling, general and administrative ..       59,926           3,784         60,073          11,117              --         134,900
Restructuring and impairment charges..          900              --             --              --              --             900
                                        -----------     -----------    -----------     -----------     -----------     -----------
Earnings from operations .............       20,970           6,236         13,125          22,689              --          63,020
Interest expense (income), net .......       21,474             776           (688)          2,139              --          23,701
Gain on legal settlements ............       (4,235)             --           (289)             --              --          (4,524)
Other (income) expense, net ..........       (1,587)             --             --              --              --          (1,587)
Equity in (earnings) loss of
  affiliated companies ...............      (53,119)             --           (542)         (7,808)         44,055         (17,414)
Minority interest in earnings of
  subsidiaries .......................        1,222              --             --             178              --           1,400
                                        -----------     -----------    -----------     -----------     -----------     -----------
Earnings (loss) before income taxes ..       57,215           5,460         14,644          28,180         (44,055)         61,444
Income tax expense ...................       12,089              58             --           4,171              --          16,318
                                        -----------     -----------    -----------     -----------     -----------     -----------
Net earnings (loss) ..................  $    45,126     $     5,402    $    14,644     $    24,009     $   (44,055)    $    45,126
                                        ===========     ===========    ===========     ===========     ===========     ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                              RESTATED
                                               LAND          WHOLLY-      MAJORITY-
                                            O'LAKES, INC.     OWNED         OWNED
                                              PARENT       CONSOLIDATED  CONSOLIDATED  NON-GUARANTOR                  RESTATED
                                               COMPANY      GUARANTORS    GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                            -------------  ------------  ------------  -------------  ------------  ------------
                                                                           ($ IN THOUSANDS)
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss) ....................    $  45,126     $   5,402     $  14,644      $  24,009      $ (44,055)    $  45,126
  Adjustments to reconcile net
   earnings (loss) to net cash
   (used) provided by operating activities:
   Depreciation and amortization .........       12,471           512         8,915          5,662             --        27,560
   Amortization of deferred
     financing costs .....................        2,425            --            --            136             --         2,561
   Bad debt expense ......................          343            --            36             --             --           379
   Proceeds from patronage
     revolvement received ................        1,334            --            --             --             --         1,334
   Non-cash patronage income .............         (347)           --           (65)            --             --          (412)
   Deferred income tax expense ...........         (865)           --            --             --             --          (865)
    (Increase) decrease in other
     assets ..............................       (2,040)        1,110         1,455          1,657             87         2,269
    (Decrease) increase in other
     liabilities .........................         (581)       (1,256)          607            228            632          (370)
   Restructuring and impairment
     charges .............................          900            --            --             --             --           900
   Gain on divestiture of business .......       (1,664)           --            --             --             --        (1,664)
   Equity in (earnings) loss of
     affiliated companies ................      (53,119)           --          (542)        (7,808)        44,055       (17,414)
   Minority interests ....................        1,222            --            --            178             --         1,400
   Other .................................          (75)           --          (207)            --             --          (282)
Changes in current assets and liabilities,
 net of acquisitions and divestitures:
   Receivables ...........................      (81,585)       (8,762)        5,917            (29)       110,266        25,807
   Inventories ...........................       (3,026)       (1,548)      (12,017)        (8,481)            --       (25,072)
   Other current assets ..................      206,281        (1,358)       (1,416)        (4,544)            --       198,963
   Accounts payable ......................     (170,706)        5,347        (2,189)        12,238        (37,213)     (192,523)
   Accrued expenses ......................       30,893         7,075       (12,565)           503        (15,144)       10,762
                                              ---------     ---------     ---------      ---------      ---------     ---------
  Net cash (used) provided by
   operating activities ..................      (13,013)        6,522         2,573         23,749         58,628        78,459
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and
   equipment .............................       (4,479)           (5)       (2,508)       (13,582)            --       (20,574)
  Payments for investments ...............       (8,648)           --            --             --          8,500          (148)
  Net proceeds from divestiture of
   business ..............................        7,500            --            --             --             --         7,500
  Proceeds from sale of investments ......        1,983            --            --             --             --         1,983
  Proceeds from sale of property,
   plant and equipment ...................        2,601            --           102             --             --         2,703
  Dividends from investments in
   affiliated companies ..................        8,571            --           100             --             --         8,671
  Increase in restricted cash ............          (49)           --            --             --             --           (49)
  Other ..................................          810            --          (285)            --             --           525
                                              ---------     ---------     ---------      ---------      ---------     ---------
  Net cash provided (used) by
   investing activities ..................        8,289            (5)       (2,591)       (13,582)         8,500           611
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Increase (decrease) in short-term
   debt ..................................       54,029            27            18        (20,572)       (58,628)      (25,126)

  Proceeds from issuance of
   long-term debt ........................       12,934            --            --          4,671             --        17,605
  Principal payments on long-term
   debt ..................................     (132,798)       (4,848)           --             --             --      (137,646)
  Principal payments on obligations
   under capital lease ...................           --            --            --         (2,524)            --        (2,524)
  Payments for redemption of member
   equities ..............................      (16,308)           --            --             --             --       (16,308)
  Payments for debt issuance costs .......       (3,953)           --            --             --             --        (3,953)
  Other ..................................          138            --            --          8,500         (8,500)          138
                                              ---------     ---------     ---------      ---------      ---------     ---------
  Net cash (used) provided by
   financing activities ..................      (85,958)       (4,821)           18         (9,925)       (67,128)     (167,814)
                                              ---------     ---------     ---------      ---------      ---------     ---------
  Net (decrease) increase in cash ........      (90,682)        1,696            --            242             --       (88,744)
Cash and short-term investments at
  beginning of period ....................       99,753         4,207            --          6,314             --       110,274
                                              ---------     ---------     ---------      ---------      ---------     ---------
Cash and short-term investments at
  end of period ..........................    $   9,071     $   5,903     $      --      $   6,556      $      --     $  21,530
                                              =========     =========     =========      =========      =========     =========

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003

                                        RESTATED
                                          LAND           WHOLLY-       MAJORITY-
                                      O'LAKES, INC.       OWNED         OWNED
                                         PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR                     RESTATED
                                         COMPANY       GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                      -------------   ------------   ------------   -------------   ------------    ------------
                                                                           ($ IN THOUSANDS)
ASSETS
Current assets:
  Cash and short-term investments ...  $    99,753     $     4,207    $        --    $     6,314    $        --     $   110,274
  Restricted cash ...................       20,118              --             --             --             --          20,118
  Receivables, net ..................      386,678          82,097        194,002        120,064       (159,254)        623,587
  Inventories .......................      265,924          45,981        132,027         52,894             --         496,826
  Prepaid expenses ..................      227,495           3,053         10,975          4,850             --         246,373
  Other current assets ..............       33,968           2,318             --          5,720             --          42,006
                                       -----------     -----------    -----------    -----------    -----------     -----------
     Total current assets ...........    1,033,936         137,656        337,004        189,842       (159,254)      1,539,184
Investments .........................    1,311,131             223         18,587         11,227       (834,527)        506,641
Property, plant and equipment, net...      246,803          13,357        228,100        136,371             --         624,631
Property under capital lease, net ...           --              --             31        109,114             --         109,145
Goodwill ............................      183,665           3,224        121,993         64,201             --         373,083
Other intangibles ...................        1,140           3,041         95,241          3,516             --         102,938
Other assets ........................       65,734           4,464         26,483         56,036        (19,279)        133,438
                                       -----------     -----------    -----------    -----------    -----------     -----------
     Total assets ...................  $ 2,842,409     $   161,965    $   827,439    $   570,307    $(1,013,060)    $ 3,389,060
                                       ===========     ===========    ===========    ===========    ===========     ===========
LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations...  $    62,802     $     2,927    $       165    $   114,208    $   (99,399)    $    80,703
  Current portion of long-term debt..        1,786          56,430             --          6,055        (56,430)          7,841
  Current portion of obligations
   under capital lease ..............           --              --             --         10,399             --          10,399
  Accounts payable ..................      566,201          59,621        110,238         38,706        (13,072)        761,694
  Accrued expenses ..................      145,705          23,740         38,824         18,207             --         226,476
  Patronage refunds and other
   member equities payable ..........       19,449              --             --             --             --          19,449
                                       -----------     -----------    -----------    -----------    -----------     -----------
     Total current liabilities ......      795,943         142,718        149,227        187,575       (168,901)      1,106,562
Long-term debt ......................      984,884           9,769             --         79,729         (9,000)      1,065,382
Obligations under capital lease .....           --              --             14         99,636             --          99,650
Employee benefits and other
  liabilities .......................      127,881           1,256         28,803         18,055           (632)        175,363
Minority interests ..................       54,337              --          2,561          5,841             --          62,739
Equities:
  Capital stock .....................        2,125           1,216        502,506         95,745       (599,467)          2,125
  Member equities ...................      866,586              --             --             --             --         866,586
  Accumulated other comprehensive
   loss .............................      (65,617)             --             --             --             --         (65,617)
  Retained earnings .................       76,270           7,006        144,328         83,726       (235,060)         76,270
                                       -----------     -----------    -----------    -----------    -----------     -----------
     Total equities .................      879,364           8,222        646,834        179,471       (834,527)        879,364
                                       -----------     -----------    -----------    -----------    -----------     -----------
Commitments and contingencies Total
  liabilities and equities ..........  $ 2,842,409     $   161,965    $   827,439    $   570,307    $(1,013,060)    $ 3,389,060
                                       ===========     ===========    ===========    ===========    ===========     ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                         RESTATED
                                           LAND           WHOLLY-        MAJORITY-
                                       O'LAKES, INC.       OWNED          OWNED
                                          PARENT       CONSOLIDATED    CONSOLIDATED    NON-GUARANTOR                     RESTATED
                                          COMPANY       GUARANTORS      GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                       -------------   ------------    ------------    -------------   ------------    ------------
                                                                         ($ IN THOUSANDS)
                                                                           (UNAUDITED)
Net sales ............................   $   773,966    $    54,938     $   589,485     $    32,629     $        --     $ 1,451,018
Cost of sales ........................       722,151         50,842         518,674          33,816              --       1,325,483
                                         -----------    -----------     -----------     -----------     -----------     -----------
Gross profit .........................        51,815          4,096          70,811          (1,187)             --         125,535
Selling, general and administrative...        51,919          3,161          57,745           4,616              --         117,441
Restructuring and impairment charges..         1,000             --              92              --              --           1,092
                                         -----------    -----------     -----------     -----------     -----------     -----------
(Loss) earnings from operations ......        (1,104)           935          12,974          (5,803)             --           7,002
Interest expense (income), net .......        20,699            667          (1,127)           (326)             --          19,913
Gain on legal settlements ............        (8,021)            --            (868)             --              --          (8,889)
Gain on sale of investment ...........            --             --            (500)             --              --            (500)
Equity in (earnings) loss of
  affiliated companies ...............       (10,948)            --            (547)             --          12,478             983
Minority interest in earnings
  (loss) of subsidiaries .............         1,309             --              (4)            184              --           1,489
                                         -----------    -----------     -----------     -----------     -----------     -----------
(Loss) earnings before income taxes...        (4,143)           268          16,020          (5,661)        (12,478)         (5,994)
Income tax (benefit) expense .........        (3,763)           282             162          (2,295)             --          (5,614)
                                         -----------    -----------     -----------     -----------     -----------     -----------
Net (loss) earnings ..................   $      (380)   $       (14)    $    15,858     $    (3,366)    $   (12,478)    $      (380)
                                         ===========    ===========     ===========     ===========     ===========     ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                 RESTATED
                                                   LAND           WHOLLY-    MAJORITY-
                                               O'LAKES, INC.       OWNED      OWNED
                                                  PARENT       CONSOLIDATED CONSOLIDATED  NON-GUARANTOR                 RESTATED
                                                  COMPANY       GUARANTORS   GUARANTORS   SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                               -------------  ------------- ------------  -------------  ------------ ------------
                                                                                ($ IN THOUSANDS)
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net (loss) earnings ......................    $    (380)    $     (14)     $  15,858      $  (3,366)    $ (12,478)    $    (380)
  Adjustments to reconcile net
   (loss) earnings to net cash provided
   (used) by operating activities:
   Depreciation and amortization ...........       15,670           574          9,870            528            --        26,642
   Amortization of deferred
     financing charges .....................          913            --             --             --            --           913
   Bad debt expense ........................          191            --            500             --            --           691
   Proceeds from patronage
     revolvement received ..................           10            --             --             --            --            10
   Non-cash patronage
     income ................................         (209)           --             --             --            --          (209)
   Receivable from legal settlement ........       90,707            --          6,000             --            --        96,707
   (Increase) decrease in other
     assets ................................       (8,037)        7,356           (564)        (2,024)        4,978         1,709
   Increase (decrease) in other
     liabilities ...........................        3,516          (165)        (1,072)          (183)           --         2,096
   Restructuring and impairment
     charges ...............................        1,000            --             92             --            --         1,092
   Equity in loss (earnings) of
     affiliated companies ..................      (10,948)           --           (547)            --        12,478           983
   Minority interest .......................        1,309            --             (4)           184            --         1,489
   Other ...................................         (741)           --           (425)           (63)           --        (1,229)
  Changes in current assets and liabilities,
   net of acquisitions and divestitures:
   Receivables .............................      (35,518)        2,791         64,730         (2,685)       36,668        65,986
   Inventories .............................      (57,393)       18,600         (8,896)          (317)           --       (48,006)
   Other current assets ....................       91,165         3,102         (1,942)           (21)           --        92,304
   Accounts payable ........................      (16,764)      (34,279)       (22,585)        (5,954)     (115,924)     (195,506)
   Accrued expenses ........................       (1,089)          (12)        (9,663)          (888)        5,225        (6,427)
                                                ---------     ---------      ---------      ---------     ---------     ---------
  Net cash provided (used) by
   operating activities ....................       73,402        (2,047)        51,352        (14,789)      (69,053)       38,865
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and
   equipment ...............................      (12,509)         (122)        (3,370)          (119)           --       (16,120)
  Payments for investments .................      (13,797)           --             --           (348)        5,345        (8,800)
  Proceeds from sale of investments ........           --            --          3,000             --            --         3,000
  Proceeds from sale of property,
   plant and equipment .....................        1,562            --             --             --            --         1,562
  Dividends from investments in
   affiliated companies ....................        1,737            --             --             --            --         1,737
  Other ....................................           41            --          2,540             --            --         2,581
                                                ---------     ---------      ---------      ---------     ---------     ---------
  Net cash (used) provided by
   investing activities ....................      (22,966)         (122)         2,170           (467)        5,345       (16,040)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
   (Decrease) increase in
   short-term debt .........................       (7,460)        3,494           (604)        13,452        15,886        24,768
  Proceeds from issuance of
   long-term debt ..........................          424            --             --              1            --           425
  Payments on principal of
   long-term debt ..........................      (61,916)          (18)       (52,593)          (632)       53,225       (61,934)

  Payments on principal of capital
   lease obligation ........................           --            --             --         (2,217)           --        (2,217)
  Payments for redemption of member
   equities ................................      (15,331)           --             --             --            --       (15,331)
  Other ....................................           51           (28)           765          5,964        (5,403)        1,349
                                                ---------     ---------      ---------      ---------     ---------     ---------
  Net cash (used) provided by
   financing activities ....................      (84,232)        3,448        (52,432)        16,568        63,708       (52,940)
                                                ---------     ---------      ---------      ---------     ---------     ---------
  Net (decrease) increase in cash ..........      (33,796)        1,279          1,090          1,312            --       (30,115)
Cash and short-term investments at
  beginning of period ......................       58,334         2,584         (1,461)         4,870            --        64,327
                                                ---------     ---------      ---------      ---------     ---------     ---------
Cash and short-term investments at
  end of period ............................    $  24,538     $   3,863      $    (371)     $   6,182     $      --     $  34,212
                                                =========     =========      =========      =========     =========     =========

                         LAND O'LAKES FARMLAND FEED LLC

                           CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,   DECEMBER 31,
                                                        2004         2003
                                                     ----------   ------------
                                                         ($ IN THOUSANDS)
                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and short-term investments ..............     $      --     $      --
  Receivables, net .............................        85,530       142,207
  Inventories ..................................       151,451       138,982
  Prepaid expenses and other current assets.....        16,886        11,234
  Note receivable - Land O'Lakes, Inc...........       116,209        61,961
                                                     ---------     ---------
        Total current assets ...................       370,076       354,384
Investments ....................................        20,246        19,889
Property, plant and equipment, net .............       226,611       232,232
Goodwill .......................................       122,092       122,209
Other intangibles ..............................        94,795        95,446
Other assets ...................................        25,876        29,149
                                                     ---------     ---------
        Total assets ...........................     $ 859,696     $ 853,309
                                                     =========     =========
LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations .............     $     183     $     165
  Accounts payable .............................       119,339       113,981
  Accrued expenses .............................        27,483        41,086
                                                     ---------     ---------
        Total current liabilities ..............       147,005       155,232
Employee benefits and other liabilities ........        29,980        30,775
Minority interests .............................         6,194         6,059
Equities:
  Contributed capital ..........................       515,376       515,376
  Accumulated other comprehensive loss .........        (1,692)       (1,692)
  Retained earnings ............................       162,833       147,559
                                                     ---------     ---------
        Total equities .........................       676,517       661,243
                                                     ---------     ---------

Commitments and contingencies

Total liabilities and equities .................     $ 859,696     $ 853,309
                                                     =========     =========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                                   2003          2004
                                                 ---------     ---------
                                                    ($ IN THOUSANDS)
                                                      (UNAUDITED)
Net sales ...................................    $ 675,910     $ 601,100
Cost of sales ...............................      600,388       528,846
                                                 ---------     ---------
Gross profit ................................       75,522        72,254
Selling, general and administrative .........       61,573        56,683
Restructuring and impairment charges ........           --            92
                                                 ---------     ---------
Earnings from operations ....................       13,949        15,479
Interest (income) expense, net ..............         (661)          854
Gain on legal settlements ...................         (289)         (868)
Gain on sale of investment ..................           --          (500)
Equity in earnings of affiliated companies ..         (542)         (547)
Minority interest in earnings of subsidiaries          178           180
                                                 ---------     ---------
Earnings before income taxes ................       15,263        16,360
Income tax expense ..........................          134           162
                                                 ---------     ---------
Net earnings ................................    $  15,129     $  16,198
                                                 =========     =========

          See accompanying notes to consolidated financial statements.

                         LAND O'LAKES FARMLAND FEED LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            2004             2003
                                                                                         ---------         ---------
                                                                                              ($ IN THOUSANDS)
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings .......................................................................   $  15,129         $  16,198
  Adjustments to reconcile net earnings to net cash  provided by operating activities:
   Depreciation and amortization .....................................................       9,058            10,011
   Bad debt expense ..................................................................          36               500
   Non-cash patronage income .........................................................         (65)               --
   Receivable from legal settlement ..................................................          --             6,000
   Decrease (increase) in other assets ...............................................         888               (83)
   Decrease in other liabilities .....................................................        (560)           (1,255)
   Restructuring and impairment charges ..............................................          --                92
   Equity in earnings of affiliated companies ........................................        (542)             (547)
   Minority interest in earnings of subsidiaries .....................................         178               180
   Gain on sale of investment ........................................................          --              (500)
   Other .............................................................................        (207)               --
  Changes in current assets and liabilities, net of acquisitions and divestitures:
   Receivables .......................................................................      56,641            64,953
   Inventories .......................................................................     (12,469)           (8,689)
   Other current assets ..............................................................      (2,960)           (1,962)
   Accounts payable ..................................................................       5,358           (22,863)
   Accrued expenses ..................................................................     (13,646)          (10,869)
                                                                                         ---------         ---------
  Net cash provided by operating activities ..........................................      56,839            51,166

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .........................................      (2,526)           (3,426)
  Proceeds from sale of investments ..................................................          --             3,000
  Proceeds from sale of property, plant and equipment ................................         102                --
  Dividends from affiliated companies ................................................         100                --
  Other ..............................................................................        (285)            2,540
                                                                                         ---------         ---------
  Net cash (used) provided by investing activities ...................................      (2,609)            2,114

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt .............................................          18              (411)
  Proceeds on note receivable to Land O'Lakes, Inc....................................     144,352           118,075
  Payments on borrowings from Land O'Lakes, Inc.......................................    (198,600)         (171,300)
                                                                                         ---------         ---------
  Net cash used by financing activities ..............................................     (54,230)          (53,636)
                                                                                         ---------         ---------
  Net decrease in cash and short-term investments ....................................          --              (356)
Cash and short-term investments at beginning of period ...............................          --               356
                                                                                         ---------         ---------
Cash and short-term investments at end of period .....................................   $      --         $      --
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

2. RECEIVABLES

      A summary of receivables is as follows:

                                                                                     MARCH 31,   DECEMBER 31,
                                                                                       2004         2003
                                                                                    ----------    ----------
Trade accounts..................................................................    $   33,624    $   35,983
Notes and contracts.............................................................         5,430        14,422
Notes from sale of trade receivables (see Note 3)...............................        55,106        95,957
Other...........................................................................         1,010         6,052
                                                                                    ----------    ----------
                                                                                        95,170       152,414
Less allowance for doubtful accounts............................................         9,640        10,207
                                                                                    ----------    ----------
Total receivables, net..........................................................    $   85,530    $  142,207
                                                                                    ==========    ==========

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

4. INVENTORIES

      A summary of inventories is as follows:

                                                                           MARCH 31,    DECEMBER 31,
                                                                             2004           2003
                                                                          ----------    ------------
Raw materials........................................................     $   93,761    $     91,890
Finished goods.......................................................         57,690          47,092
                                                                          ----------    ------------
Total inventories....................................................     $  151,451    $    138,982
                                                                          ==========    ============

5. INVESTMENTS

      Land O'Lakes Farmland Feed's investments are as follows:

                                                                         MARCH 31,   DECEMBER 31,
                                                                           2004          2003
                                                                        ----------   ------------
New Feeds, LLC......................................................    $    3,204   $      3,145
Agland-Land O'Lakes Feed, LLC.......................................         2,432          2,432
Pro-Pet, LLC........................................................         2,304          2,219
Northern Country Feeds, LLC.........................................         1,803          1,780
CalvaAlto Liquid, LLC...............................................         1,302          1,302
Strauss Feeds, LLC..................................................         1,164          1,063
Dakotaland Feeds, LLC...............................................           982            896
Nutrikowi Farmland, S.A. de C.V.....................................           876            876
Other...............................................................         6,179          6,176
                                                                        ----------   ------------
Total investments...................................................    $   20,246   $     19,889
                                                                        ==========   ============

6. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2004, is as follows.

Balance as of December 31, 2003...................................................   $    122,209
  Amortization expense............................................................            117
                                                                                     ------------
Balance as of March 31, 2004......................................................   $    122,092
                                                                                     ============

OTHER INTANGIBLE ASSETS

                                                                                                      MARCH 31,   DECEMBER 31,
                                                                                                        2004          2003
                                                                                                     ----------   ------------
Amortized other intangible assets
  Patents, less accumulated amortization of $2,600 and $2,311, respectively......................    $   13,823   $     14,111
  Trademarks, less accumulated amortization of $358 and $350, respectively.......................           513            532
  Other intangible assets, less accumulated amortization of $7,579 and $7,225, respectively......         3,834          4,178
                                                                                                     ----------   ------------
Total amortized other intangible assets..........................................................        18,170         18,821
Total non-amortized other intangible assets-trademarks...........................................        76,625         76,625
                                                                                                     ----------   ------------
Total other intangible assets....................................................................    $   94,795   $     95,446
                                                                                                     ==========   ============

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

      Land O'Lakes Farmland Feed has a discretionary capital accumulation plan ("CAP") for certain of its employees, which is a non-qualified, unfunded, defined benefit pension plan. The net periodic benefit cost for the three months ended March 31 for the CAP plan are as follows:

                                                                                       2004      2003
                                                                                     --------   -------
Interest cost.....................................................................   $    425   $   446
Amortization of actuarial loss....................................................         25        --
                                                                                     --------   -------
Net periodic benefit cost.........................................................   $    450   $   446
                                                                                     ========   =======

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

      The notes are not guaranteed by certain majority-owned subsidiaries of Land O'Lakes Farmland Feed (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of Land O'Lakes Farmland Feed, as of and for the periods indicated, are as follows:

                                                                                           THREE
                                                                                        MONTHS ENDED     YEAR ENDED
                                                                                          MARCH 31,     DECEMBER 31,
                                                                                            2004            2003
                                                                                        ------------    ------------
Total assets.........................................................................   $     32,886    $     25,870
Net sales............................................................................         29,176         112,769
Net earnings.........................................................................            485           2,110

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

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2004

                                                              LAND
                                                             O'LAKES                                            WHOLLY OWNED
                                                            FARMLAND       WHOLLY OWNED      WHOLLY OWNED     SUBSIDIARIES OF
                                                            FEED LLC      SUBSIDIARIES OF    PURINA MILLS,     PURINA MILLS,
                                                             PARENT          LOLFF LLC        LLC PARENT            LLC
                                                           -----------    ---------------    -------------    ---------------
                                                                                      ($ IN THOUSANDS)
                                                                                         (UNAUDITED)
                                                                                           ASSETS
Current assets:
  Cash and short-term investments......................    $        --    $            --    $          --    $            --
  Receivables, net.....................................         65,545             28,496               --                137
  Inventories..........................................        112,648             30,629               --                767
  Prepaid expenses and other current assets............          9,600                 45            2,744                  2
  Note receivable - Land O'Lakes, Inc..................        116,209                 --               --                 --
                                                           -----------    ---------------    -------------    ---------------
      Total current assets.............................        304,002             59,170            2,744                906
Investments............................................        195,924                258            1,754                 --
Property, plant and equipment, net.....................         94,208              7,512          116,527              1,142
Goodwill...............................................        118,176              3,656               --                 --
Other intangibles......................................         93,830                814               --                 --
Other assets...........................................         24,579              1,207               --                 --
                                                           -----------    ---------------    -------------    ---------------
      Total assets.....................................    $   830,719    $        72,617    $     121,025    $         2,048
                                                           ===========    ===============    =============    ===============

                                                                                 LIABILITIES AND EQUITIES
Current liabilities:

  Notes and short-term obligations.....................    $       183    $            --    $          --    $            --
  Accounts payable.....................................         97,119             31,550               --                 26
  Accrued expenses.....................................         25,041                939               --                277
                                                           -----------    ---------------    -------------    ---------------
      Total current liabilities........................        122,343             32,489               --                303
Employee benefits and other liabilities................         29,207                286               --                 --
Minority interests.....................................          2,652                 --               --                 --
Equities:
  Contributed capital..................................        515,376             16,272           72,852             14,005
  Accumulated other comprehensive loss.................         (1,692)                --               --                 --
  Retained earnings....................................        162,833             23,570           48,173            (12,260)
                                                           -----------    ---------------    -------------    ---------------
      Total equities...................................        676,517             39,842          121,025              1,745
                                                           -----------    ---------------    -------------    ---------------
Commitments and contingencies

Total liabilities and equities.........................    $   830,719    $        72,617    $     121,025    $         2,048
                                                           ===========    ===============    =============    ===============

                                                          NON-GUARANTOR
                                                          SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                          -------------   ------------    ------------
Current assets:
  Cash and short-term investments......................   $          --   $         --    $         --
  Receivables, net.....................................          11,958        (20,606)         85,530
  Inventories..........................................           7,407             --         151,451
  Prepaid expenses and other current assets............           4,495             --          16,886
  Note receivable - Land O'Lakes, Inc..................              --             --         116,209
                                                          -------------   ------------    ------------
      Total current assets.............................          23,860        (20,606)        370,076
Investments............................................           1,303       (178,993)         20,246
Property, plant and equipment, net.....................           7,222             --         226,611
Goodwill...............................................             260             --         122,092
Other intangibles......................................             151             --          94,795
Other assets...........................................              90             --          25,876
                                                          -------------   ------------    ------------
      Total assets.....................................   $      32,886   $   (199,599)   $    859,696
                                                          =============   ============    ============
Current liabilities:
  Notes and short-term obligations.....................   $          --   $         --    $        183
  Accounts payable.....................................          11,250        (20,606)        119,339
  Accrued expenses.....................................           1,226             --          27,483
                                                          -------------   ------------    ------------
      Total current liabilities........................          12,476        (20,606)        147,005
Employee benefits and other liabilities................             487             --          29,980
Minority interests.....................................           3,542             --           6,194
Equities:
  Contributed capital..................................          12,932       (116,061)        515,376
  Accumulated other comprehensive loss.................              --             --          (1,692)
  Retained earnings....................................           3,449        (62,932)        162,833
                                                          -------------   ------------    ------------
      Total equities...................................          16,381       (178,993)        676,517
                                                          -------------   ------------    ------------
Commitments and contingencies
Total liabilities and equities.........................   $      32,886   $   (199,599)   $    859,696
                                                          =============   ============    ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                        WHOLLY       WHOLLY      WHOLLY
                            LAND        OWNED        OWNED        OWNED
                         O'LAKESFAR  SUBSIDIARIES    PURINA    SUBSIDIARIES     NON-
                         MLANDFEED       OF        MILLS, LLC   OF PURINA    GUARANTOR
                         LLCPARENT    LOLFF LLC      PARENT     MILLS, LLC   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                         ----------  ------------  ----------  ------------  ------------  ------------  ------------
                                                              ($ IN THOUSANDS)
                                                                (UNAUDITED)
Net sales..............  $  584,216  $     51,361  $       --  $     11,157  $     29,176  $         --  $    675,910
Cost of sales..........     513,622        45,851       4,782         9,281        26,852            --       600,388
                         ----------  ------------  ----------  ------------  ------------  ------------  ------------
Gross profit...........      70,594         5,510      (4,782)        1,876         2,324            --        75,522
Selling, general and
  administrative.......      56,956         3,246         (30)          (99)        1,500            --        61,573
                         ----------  ------------  ----------  ------------  ------------  ------------  ------------
Earnings (loss) from
  operations...........      13,638         2,264      (4,752)        1,975           824            --        13,949
Interest (income)
  expense, net.........        (632)          (56)         --            --            27            --          (661)
Gain on legal
  settlements..........          --            --        (289)           --            --            --          (289)
Equity in (earnings)
  loss of affiliated
  companies............        (859)           --         (75)          (86)           --           478          (542)
Minority interest in
  earnings of
  subsidiaries.........          --            --          --            --           178            --           178
                         ----------  ------------  ----------  ------------  ------------  ------------  ------------
Earnings (loss)
  before income taxes..      15,129         2,320      (4,388)        2,061           619          (478)       15,263
Income tax expense.....          --            --          --            --           134            --           134
                         ----------  ------------  ----------  ------------  ------------  ------------  ------------
Net earnings (loss)....  $   15,129  $      2,320  $   (4,388) $      2,061  $        485  $       (478) $     15,129
                         ==========  ============  ==========  ============  ============  ============  ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                                         LAND                       WHOLLY        WHOLLY
                                                                       O'LAKES     HOLLY OWNED       OWNED         OWNED
                                                                       FARMLAND    SUBSIDIARIES     PURINA     SUBSIDIARIES
                                                                       FEED LLC         OF        MILLS, LLC    OF PURINA
                                                                        PARENT      LOLFF LLC       PARENT      MILLS, LLC
                                                                      ----------   ------------   ----------   ------------
                                                                                         ($ IN THOUSANDS)
                                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)...............................................  $   15,129   $      2,320   $   (4,388)  $      2,061
  Adjustments to reconcile net earnings (loss) to net cash provided
   (used) by operating activities:
   Depreciation and amortization....................................       3,852            241        4,781             61
   Bad debt expense.................................................          36             --           --             --
   Non-cash patronage income........................................         (65)            --           --             --
   Decrease in other assets.........................................         740            148           --             --
    (Decrease) increase in other liabilities........................        (781)           177           --           (177)
   Equity in (earnings) loss of affiliated companies................        (859)            --          (75)           (86)
   Minority interest in earnings of subsidiaries....................          --             --           --             --
   Other............................................................        (178)            --          (29)            --
  Changes in current assets and liabilities, net of acquisitions and divestitures:
   Receivables......................................................      46,498         18,061           --            436
   Inventories......................................................      (3,898)        (8,007)          --           (112)
   Other current assets.............................................         982            293           --              1
   Accounts payable.................................................       8,054        (13,248)          --           (104)
   Accrued expenses.................................................     (12,679)           152           --            (83)
                                                                      ----------   ------------   ----------   ------------
  Net cash provided (used) by operating activities..................      56,831            137          289          1,997
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment.......................      (2,371)          (137)          --             --
   Proceeds from sale of property, plant and equipment..............          55             --           47             --
   Dividends from affiliated companies..............................          --             --          100             --
   Other............................................................        (285)            --           --             --
                                                                      ----------   ------------   ----------   ------------
   Net cash (used) provided by investing activities.................      (2,601)          (137)         147             --
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term debt......................................          18             --           --             --
   Proceeds on note receivable to Land O'Lakes, Inc.................     144,352             --           --             --
   Payments on borrowings from Land O'Lakes, Inc....................    (198,600)            --           --             --
   Other............................................................          --             --         (436)        (1,997)
                                                                      ----------   ------------   ----------   ------------
   Net cash (used) provided by financing activities.................     (54,230)            --         (436)        (1,997)
                                                                      ----------   ------------   ----------   ------------
   Net increase in cash and short-term investments..................          --             --           --             --
Cash and short-term investments at beginning of year................          --             --           --             --
                                                                      ----------   ------------   ----------   ------------
Cash and short-term investments at end of year......................  $       --   $         --   $       --   $         --
                                                                      ==========   ============   ==========   ============

                                                                                       NON-
                                                                                    GUARANTOR
                                                                                   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                                                   ------------   ------------   ------------
                                                                                                 ($ IN THOUSANDS)
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)............................................................  $        485   $       (478)  $     15,129
  Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
   Depreciation and amortization.................................................           123             --          9,058
   Bad debt expense..............................................................            --             --             36
   Non-cash patronage income.....................................................            --             --            (65)
   Decrease in other assets......................................................            --             --            888
    (Decrease) increase in other liabilities.....................................           221             --           (560)
   Equity in (earnings) loss of affiliated companies.............................            --            478           (542)
   Minority interest in earnings of subsidiaries.................................           178             --            178
   Other.........................................................................            --             --           (207)
  Changes in current assets and liabilities, net of acquisitions and divestitures:
   Receivables...................................................................        (1,792)        (6,562)        56,641
   Inventories...................................................................          (452)            --        (12,469)
   Other current assets..........................................................        (4,236)            --         (2,960)
   Accounts payable..............................................................         6,527          4,129          5,358
   Accrued expenses..............................................................        (1,036)            --        (13,646)
                                                                                   ------------   ------------   ------------
  Net cash provided (used) by operating activities...............................            18         (2,433)        56,839
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment....................................           (18)            --         (2,526)
   Proceeds from sale of property, plant and equipment...........................            --             --            102
   Dividends from affiliated companies...........................................            --             --            100
   Other.........................................................................            --             --           (285)
                                                                                   ------------   ------------   ------------
   Net cash (used) provided by investing activities..............................           (18)            --         (2,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term debt...................................................            --             --             18
   Proceeds on note receivable to Land  O'Lakes, Inc.............................            --             --        144,352
   Payments on borrowings from Land O'Lakes, Inc.................................            --             --       (198,600)
   Other.........................................................................            --          2,433             --
                                                                                   ------------   ------------   ------------
   Net cash (used) provided by financing activities..............................            --          2,433        (54,230)
                                                                                   ------------   ------------   ------------
   Net increase in cash and short-term investments...............................            --             --             --
Cash and short-term investments at beginning of year.............................            --             --             --
                                                                                   ------------   ------------   ------------
Cash and short-term investments at end of year...................................  $         --   $         --   $         --
                                                                                   ============   ============   ============

                         LAND O'LAKES FARMLAND FEED LLC

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003

                                                                    LAND                                 WHOLLY           WHOLLY
                                                                   O'LAKES         WHOLLY OWNED           OWNED            OWNED
                                                                  FARMLAND         SUBSIDIARIES          PURINA        SUBSIDIARIES
                                                                  FEED LLC              OF             MILLS, LLC        OF PURINA
                                                                   PARENT            LOLFF LLC           PARENT         MILLS, LLC
                                                                ------------       ------------      -------------      ----------
                                                                                          ($ IN THOUSANDS)
                                                                                               ASSETS
Current assets:
 Cash and short-term investments...........................     $         --       $         --      $          --      $       --
 Receivables, net..........................................          104,185             52,018                 --             573
 Inventories...............................................          108,750             22,622                 --             655
 Prepaid expenses and other current assets.................           10,634                338                 --               3
 Note receivable - Land O'Lakes, Inc.......................           61,961                 --                 --              --
                                                                ------------       ------------      -------------      ----------
   Total current assets....................................          285,530             74,978                 --           1,231
Investments................................................          200,403                710                 --           1,694
Property, plant and equipment, net.........................           98,089              7,518            121,320           1,204
Goodwill...................................................          118,337              3,656                 --              --
Other intangibles..........................................           94,351                890                 --              --
Other assets...............................................           25,204              1,279                 --              --
                                                                ------------       ------------      -------------      ----------
   Total assets............................................     $    821,914       $     89,031      $     121,320      $    4,129
                                                                ============       ============      =============      ==========

                                                                                      LIABILITIES AND EQUITIES
Current liabilities:
 Notes and short-term obligations..........................     $        165       $         --      $          --      $       --
 Accounts payable..........................................           90,045             44,798                 --             130
 Accrued expenses..........................................           37,677                787                 --             360
                                                                ------------       ------------      -------------      ----------
   Total current liabilities...............................          127,887             45,585                 --             490
Employee benefits and other liabilities....................           30,223                109                 --             177
Minority interests.........................................            2,561                 --                 --              --
Equities:
 Contributed capital.......................................          515,376             21,757             83,806           7,484
 Accumulated other comprehensive loss......................           (1,692)                --                 --              --
 Retained earnings.........................................          147,559             21,580             37,514          (4,022)
                                                                ------------       ------------      -------------      ----------
   Total equities..........................................          661,243             43,337            121,320           3,462
                                                                ------------       ------------      -------------      ----------
Commitments and contingencies
Total liabilities and equities.............................     $    821,914       $     89,031      $     121,320      $    4,129
                                                                ============       ============      =============      ==========

                                                                      NON-
                                                                    GUARANTOR
                                                                  SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                                                  ------------       ------------       ------------
Current assets:
 Cash and short-term investments...........................       $        --       $          --       $         --
 Receivables, net..........................................            10,166             (24,735)           142,207
 Inventories...............................................             6,955                  --            138,982
 Prepaid expenses and other current assets.................               259                  --             11,234
 Note receivable - Land O'Lakes, Inc.......................                --                  --             61,961
                                                                  -----------       -------------       ------------
   Total current assets....................................            17,380             (24,735)           354,384
Investments................................................             1,302            (184,220)            19,889
Property, plant and equipment, net.........................             4,101                  --            232,232
Goodwill...................................................               216                  --            122,209
Other intangibles..........................................               205                  --             95,446
Other assets...............................................             2,666                  --             29,149
                                                                  -----------       -------------       ------------
   Total assets............................................       $    25,870       $    (208,955)      $    853,309
                                                                  ===========       =============       ============
Current liabilities:
 Notes and short-term obligations..........................       $        --       $          --       $        165
 Accounts payable..........................................             3,743             (24,735)           113,981
 Accrued expenses..........................................             2,262                  --             41,086
                                                                  -----------       -------------       ------------
   Total current liabilities...............................             6,005             (24,735)           155,232
Employee benefits and other liabilities....................               266                  --             30,775
Minority interests.........................................             3,498                  --              6,059
Equities:
 Contributed capital.......................................            12,870            (125,917)           515,376
 Accumulated other comprehensive loss......................                --                  --             (1,692)
 Retained earnings.........................................             3,231             (58,303)           147,559
                                                                  -----------       -------------       ------------
   Total equities..........................................            16,101            (184,220)           661,243
                                                                  -----------       -------------       ------------
Commitments and contingencies
Total liabilities and equities.............................       $    25,870       $    (208,955)      $    853,309
                                                                  ===========       =============       ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                                                                                       WHOLLY
                                                                                                                        OWNED
                                                                LAND O'LAKES                                         SUBSIDIARIES
                                                                  FARMLAND        WHOLLY OWNED       WHOLLY OWNED      OF PURINA
                                                                  FEED LLC      SUBSIDIARIES OF      PURINA MILLS,       MILLS,
                                                                   PARENT          LOLFF LLC          LLC PARENT          LLC
                                                                ------------    ---------------      -------------   -----------
                                                                                        ($ IN THOUSANDS)
                                                                                          (UNAUDITED)
Net sales..................................................     $    543,183    $        34,187      $          --   $     12,115
Cost of sales..............................................          471,159             31,327              6,065         10,123
                                                                ------------    ---------------      -------------   ------------
Gross profit...............................................           72,024              2,860             (6,065)         1,992
Selling, general and administrative........................           53,953              1,640                151             40
Restructuring and impairment charges.......................               92                 --                 --             --
                                                                ------------    ---------------      -------------   ------------
Earnings (loss) from operations............................           17,979              1,220             (6,216)         1,952
Interest (income) expense, net.............................              698                136                 --             --
Gain on legal settlements..................................               --                 --               (868)            --
Gain on sale of investment.................................               --                 --                 --           (500)
Equity in loss (earnings) of affiliated companies..........            1,086                 --                 --             70
Minority interest in (loss) earnings of subsidiaries.......               (3)                --                 --             --
                                                                ------------    ---------------      -------------   ------------
Earnings (loss) before income taxes........................           16,198              1,084             (5,348)         2,382
Income tax expense.........................................               --                 --                 --             --
                                                                ------------    ---------------      -------------   ------------
Net earnings (loss)........................................     $     16,198    $         1,084      $      (5,348)  $      2,382
                                                                ============    ===============      =============   ============

                                                                          NON-
                                                                        GUARANTOR
                                                                      SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                                                      ------------       ------------      ------------
                                                                                       ($ IN THOUSANDS)
                                                                                          (UNAUDITED)
Net sales.......................................................      $     11,615       $         --      $    601,100
Cost of sales...................................................            10,172                 --           528,846
                                                                      ------------       ------------      ------------
Gross profit....................................................             1,443                 --            72,254
Selling, general and administrative.............................               899                 --            56,683
Restructuring and impairment charges............................                --                 --                92
                                                                      ------------       ------------      ------------
Earnings (loss) from operations.................................               544                 --            15,479
Interest (income) expense, net..................................                20                 --               854
Gain on legal settlements.......................................                --                 --              (868)
Gain on sale of investment......................................                --                 --              (500)
Equity in loss (earnings) of affiliated companies...............                --             (1,703)             (547)
Minority interest in (loss) earnings of subsidiaries............               183                 --               180
                                                                      ------------       ------------      ------------
Earnings (loss) before income taxes.............................               341              1,703            16,360
Income tax expense..............................................               162                 --               162
                                                                      ------------       ------------      ------------
Net earnings (loss).............................................      $        179       $      1,703      $     16,198
                                                                      ============       ============      ============

                         LAND O'LAKES FARMLAND FEED LLC

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                   LAND          WHOLLY        WHOLLY        WHOLLY
                                  O'LAKES         OWNED        OWNED          OWNED
                                 FARMLAND     SUBSIDIARIES     PURINA     SUBSIDIARIES       NON-
                                 FEED LLC          OF        MILLS, LLC     OF PURINA      GUARANTOR
                                  PARENT        LOLFF LLC      PARENT      MILLS, LLC    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                -----------   ------------   ----------   ------------   ------------   ------------   ------------
                                                                             ($ IN THOUSANDS)
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss)........   $    16,198   $      1,084   $   (5,348)  $      2,382   $        179   $      1,703   $     16,198
  Adjustments to reconcile
   net earnings (loss) to
   net cash provided (used)
   by operating activities:
   Depreciation and
    amortization.............         3,492            274        6,065             18            162             --         10,011
   Bad debt expense..........           500             --           --             --             --             --            500
   Receivable from legal
    settlement...............         6,000             --           --             --             --             --          6,000
   Decrease (increase) in
    other assets.............        73,126            139           --             --            481        (73,829)           (83)
   (Decrease) increase in
    other liabilities........      (128,722)          (461)          --             --           (209)       128,137         (1,255)
   Restructuring and
    impairment charges.......            92             --           --             --             --             --             92
   Equity in loss (earnings)
    of affiliated companies..         1,086             --           --             70             --         (1,703)          (547)
   Minority interests........            (3)            --           --             --            183             --            180
   Gain on sale of investment            --             --           --           (500)            --             --           (500)
  Changes in current assets
   and liabilities, net of
   acquisitions and
   divestitures:
   Receivables...............        28,620         (1,060)          --            324         (2,655)        39,724         64,953
   Inventories...............        (8,827)          (718)          --            650            206             --         (8,689)
   Other current assets......        (1,945)             9           --             (6)           (20)            --         (1,962)
   Accounts payable..........        85,442         (6,624)          --           (473)           350       (101,558)       (22,863)
   Accrued expenses..........        (7,571)        (1,859)          --           (153)        (1,286)            --        (10,869)
                                -----------   ------------   ----------   ------------   ------------   ------------   ------------
  Net cash provided (used)
   by operating activities...        67,488         (9,216)         717          2,312         (2,609)        (7,526)        51,166
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property,
   plant and equipment.......        (3,092)          (105)          --             --           (229)            --         (3,426)
  Proceeds from sale of
   investments...............         3,000             --           --             --             --             --          3,000
  Other......................         2,356             --          184             --             --             --          2,540
                                -----------   ------------   ----------   ------------   ------------   ------------   ------------
  Net cash provided (used)
   by investing activities...         2,264           (105)         184             --           (229)            --          2,114
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease) increase in
   short-term debt...........        (2,252)         2,015           --             --          2,167         (2,341)          (411)
  Proceeds from note
   receivable from Land
   O'Lakes, Inc..............       118,075             --           --             --             --             --        118,075
  Payments on note payable
   to Land O'Lakes, Inc......      (170,812)            --           --             --           (488)            --       (171,300)
  Other......................           630             28       (7,485)        (2,382)          (658)         9,867             --
                                -----------   ------------   ----------   ------------   ------------   ------------   ------------
  Net cash (used) provided
   by financing activities...       (54,359)         2,043       (7,485)        (2,382)         1,021          7,526        (53,636)
                                -----------   ------------   ----------   ------------   ------------   ------------   ------------
  Net increase (decrease) in
   cash......................        15,393         (7,278)      (6,584)           (70)        (1,817)            --           (356)
Cash and short-term
  investments at beginning
  of period..................       (15,393)         7,278        6,584             70          1,817             --            356
                                -----------   ------------   ----------   ------------   ------------   ------------   ------------
Cash and short-term
  investments at end of
  period.....................   $        --   $         --   $       --   $         --   $         --   $         --   $         --
                                ===========   ============   ==========   ============   ============   ============   ============

                                PURINA MILLS, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,         DECEMBER 31,
                                                                                 2004               2003
                                                                             -------------      -------------
                                                                                     ($ IN THOUSANDS)
                                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and short-term investments.......................................     $         275      $         344
  Receivables, net......................................................               212                573
  Inventories...........................................................               815                703
  Prepaid expenses and other current assets.............................             2,772              2,777
                                                                             -------------      -------------
       Total current assets.............................................             4,074              4,397
Investments.............................................................             1,755              1,694
Property, plant and equipment, net......................................           117,782            122,637
                                                                             -------------      -------------
       Total assets.....................................................     $     123,611      $     128,728
                                                                             =============      =============
LIABILITIES AND EQUITIES

Current liabilities:
  Accounts payable......................................................               102                130
  Accrued expenses......................................................               554                360
                                                                             -------------      -------------
       Total current liabilities........................................               656                490
Employee benefits and other liabilities.................................                68                177
Equities:
  Contributed capital...................................................            86,918             89,765
  Retained earnings.....................................................            35,969             38,296
                                                                             -------------      -------------
       Total equities...................................................           122,887            128,061
                                                                             -------------      -------------
Commitments and contingencies
Total liabilities and equities..........................................     $     123,611      $     128,728
                                                                             =============      =============

          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               -----------------------------
                                                                                   2004              2003
                                                                                   ----              ----
                                                                                       ($ IN THOUSANDS)
                                                                                         (UNAUDITED)
Net sales...........................................................           $      11,157     $    12,628
Cost of sales.......................................................                  14,063          16,650
                                                                               -------------     -----------
Gross profit (loss).................................................                  (2,906)         (4,022)
Selling, general and administrative.................................                    (129)            216
                                                                               -------------     -----------
Loss from operations................................................                  (2,777)         (4,238)
Interest expense, net...............................................                      --               2
Gain on legal settlements...........................................                    (289)           (867)
Gain on sale of investment..........................................                      --            (500)
Equity in (earnings) loss of affiliated companies...................                    (161)              3
Minority interest in loss of subsidiaries...........................                      --              (8)
                                                                               -------------     -----------
Net loss............................................................           $      (2,327)    $    (2,868)
                                                                               =============     ===========

          See accompanying notes to consolidated financial statements.

                                PURINA MILLS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        -------------------------
                                                                                           2004             2003
                                                                                        ---------        ---------
                                                                                            ($ IN THOUSANDS)
                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................................................    $  (2,327)       $  (2,868)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization .................................................        4,842            6,083
     Decrease in other liabilities .................................................         (109)            (569)
     Equity in (earnings) loss of affiliated companies .............................         (161)               3
     Minority interest .............................................................           --               (8)
     Gain on sale of investment ....................................................           --             (500)
      (Gain) loss on sale of property, plant and equipment .........................          (28)             106
     Other .........................................................................           (1)             (96)
  Changes in current assets and liabilities, net of divestitures:
      Receivables ..................................................................          361              230
     Inventories ...................................................................         (112)             785
     Other current assets ..........................................................           --              935
     Accounts payable ..............................................................          (28)            (328)
     Accrued expenses ..............................................................          194             (852)
                                                                                        ---------        ---------
  Net cash provided by operating activities ........................................        2,631            2,921
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends from affiliated companies ..............................................          100              375
  Proceeds from sale of investments ................................................           --            3,000
  Proceeds from sale of property, plant and equipment ..............................           47               34
                                                                                        ---------        ---------
  Net cash provided by investing activities ........................................          147            3,409
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distribution to parent ......................................................       (2,847)         (12,908)
                                                                                        ---------        ---------
  Net cash used by financing activities ............................................       (2,847)         (12,908)
                                                                                        ---------        ---------
  Net decrease in cash and short-term investments ..................................          (69)          (6,578)
Cash and short-term investments at beginning of period .............................          344            6,654
                                                                                        ---------        ---------
Cash and short-term investments at end of period ...................................    $     275        $      76
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

4. RECEIVABLES

      A summary of receivables is as follows:


                                                               MARCH 31,              DECEMBER 31,
                                                                 2004                     2003
                                                              ----------              ------------
Trade receivables (see Note 5)......................          $       --              $        273
Other...............................................                 212                       300
                                                              ----------              ------------
Total receivables, net..............................          $      212              $        573
                                                              ==========              ============

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

6. INVENTORIES

      A summary of inventories is as follows:

                                                                              MARCH 31,    DECEMBER 31,
                                                                                2004           2003
                                                                             ----------    ------------
Raw materials........................................................        $      151    $        152
Finished goods.......................................................               664             551
                                                                             ----------    ------------
Total inventories....................................................        $      815    $        703
                                                                             ==========    ============

7. INVESTMENTS

      Purina Mills's investments are as follows:

                                                                              MARCH 31,    DECEMBER 31,
                                                                                2004           2003
                                                                             ----------    ------------
Y-Not, LLC...........................................................        $      725    $        693
Eastern Block, Inc...................................................               600             558
Eastgate Feed and Grain, LLC.........................................               393             367
Other................................................................                37              76
                                                                             ----------    ------------
Total investments....................................................        $    1,755    $      1,694
                                                                             ==========    ============

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

      The notes are not guaranteed by certain majority-owned subsidiaries of Purina Mills (the "Non-Guarantors"). Summarized financial information of the Non-Guarantors, which is consolidated in the financial statements of Purina Mills, as of and for the periods indicated, are as follows:

                                                                              THREE
                                                                           MONTHS ENDED     YEAR ENDED
                                                                             MARCH 31,     DECEMBER 31,
                                                                              2004            2003
                                                                           ------------    ------------
Total assets.........................................................       $      260      $      260
Net sales............................................................               --           3,051
Net earnings.........................................................               --             (72)

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

OVERVIEW

GENERAL

      We operate our business predominantly in the United States in six segments: Dairy Foods, Feed, Seed, Swine, Agronomy and Layers. For the three months ended March 31, 2004, we reported net sales of $2.0 billion and net earnings of $45.1 million compared to net sales of $1.5 billion and a net loss of $0.4 million for the three months ended March 31, 2003. The combination of increased market prices primarily in our dairy foods and layers segments, increased volumes in our dairy foods and seed segments, increased equity earnings in our agronomy and layers segments, and an increase in unrealized hedging gains resulted in the net earnings growth.

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

                                                  MARCH 31,
                                             2004          2003
                                          ----------    ----------
                                               (IN MILLIONS)
AGRILIANCE:
  Investment .........................    $     98.8    $     88.9
  Equity in earnings (loss) ..........           6.7          (2.8)
CF INDUSTRIES:
  Investment .........................    $    249.5    $    249.5
  Patronage income ...................            --            --

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2003

Overview of Results

      Our net earnings were $45.1 million for the three months ended March 31, 2004 compared to a loss of $0.4 million for the three months ended March 31, 2003. Net earnings included income tax expense of $16.3 million compared to an income tax benefit of $5.6 million for the three months ended March 31, 2004 and 2003, respectively. Earnings increased due to the effects of higher market prices for dairy and egg products, volume growth in the dairy foods and seed segments, and higher prices for market hogs. Earnings also improved through cost control initiatives, increased earnings from equity in affiliated companies, and a $1.7 million gain on a divestiture of a business in the dairy foods segment. An increase in unrealized, hedging gains of $10.4 million also contributed to the increased earnings. Offsetting these increases was a decrease in gain on legal settlements to $4.2 million for the three months ended March 31, 2004 compared to $8.9 million for the three months ended March 31, 2003.

Net Sales

      Net sales for the three months ended March 31, 2004 increased $568.3 million, or 39.2%, to $2,019.3 million compared to the same period in 2003. The increase was partly attributed to the consolidation of MoArk effective July 1, 2003, which increased sales by $175 million, or 12%. Increases in dairy foods, feed, and seed sales contributed $400 million of increased sales, or 28%, compared to the three months ended March 31, 2003. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Gross Profit

      Gross profit for the three months ended March 31, 2004 increased $73.3 million, or 58%, to $198.8 million compared to $125.5 million for the three months ended March 31, 2003. The consolidation of MoArk increased gross profit by $35 million. The effect of higher average market prices for certain commodities and volume increases in the dairy foods and seed segments also contributed to the increase. Gross profit as a percent of net sales increased
1.2 percentage points to 9.8% for the three months ended March 31, 2004 compared to 8.6% for the same period in 2003. The consolidation of MoArk, which has a higher-margin product mix, partly contributed to this increase. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

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

Income Taxes

      We recorded income tax expense of $16.3 million for the three months ended March 31, 2004 compared to a tax benefit of $5.6 million for the three months ended March 31, 2003. The increase in income tax expense resulted from improved earnings from MoArk and other non-member business, including unrealized hedging gains.

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

DAIRY FOODS

                                                                                RESTATED
                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------------------
                     (in millions)                                  2004           2003         % CHANGE
                     -------------                                  ----           ----         --------
Net sales............................................           $      907.1    $      633.2      43.3%
Gross profit.........................................                   56.9            27.8     104.7%
    Gross profit % of net sales                                          6.3%            4.4%

Net Sales

      Net sales for the three months ended March 31, 2004 increased $273.9 million, or 43.3%, compared to the three months ended March 31, 2003. Butter and value-added cheese (retail, deli, and foodservice cheese) sales prices increased for the three months ended March 31, 2004 compared to the same period in 2003 due primarily to higher commodity prices, resulting in increased sales of $52.6 million and $14.2 million, respectively. Industrial cheese sales increased $57.5 million due to the increase in the average commodity market price of cheese, up $.38 per pound compared to the same period in 2003. Volume increases in sales of butter, particularly our branded butter, and value-added cheese for the three months ended March 31, 2004 also contributed to the increase in sales by $18.8 million and $32.7 million, respectively. Butter volume increases were partly due to the impact of our spreadable butter with canola oil product, which was introduced in the second quarter of 2003, and also timing due to the earlier Easter holiday and a buildup of customer inventories related to concerns about market volatility. Value-added cheese volume increases were due to strong consumer demand, especially for foodservice and deli cheese. Sales through our wholesale milk marketing program, which supplies milk to fluid dairy processors, increased by $76.0 million compared to the same period for 2003 due primarily to increases in milk market prices. Other product categories increased sales by $22.1 million.

Gross Profit

      Gross profit for the three months ended March 31, 2004 increased $29.1 million compared to the three months ended March 31, 2003. Gross profit for value-added cheese increased $5.4 million due to higher profit margins as a result of higher commodity market prices. Volume increases for value-added cheese also increased gross profit by $4.7 million. Gross profit for butter increased $2.4 million due to increased volumes. Gross profit for industrial cheese increased by $9.0 million for the three months ended March 31, 2004 versus the same period in the prior year due to an increase in prices, manufacturing efficiencies, and the closure of the Gustine cheese facility in 2003. An unrealized hedging gain of $8.5 million for the three months ended March 31, 2004 compared to $0.5 million for the three months ended March 31, 2003 resulted in an additional $8.0 million of gross profit. Offsetting these increases was a $6.2 million reduction to gross profit from our wholesale milk marketing program. The 1.9 percentage-point increase in gross profit as a percent of net sales is partly due to the $8.0 million increase in the unrealized hedging gain, which accounts for 0.9 percentage points of the increase. The remaining 1.0 percentage point increase is largely due to increases in commodity prices and manufacturing efficiencies.

FEED

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                     (in millions)                              ----------------------------------------
                     -------------                                  2004            2003        % CHANGE
Net sales............................................           $      677.0    $      602.5        12.4%
Gross profit.........................................                   76.1            72.5         5.0%
    Gross profit % of net sales                                         11.2%           12.0%

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

SEED

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------------------
                     (in millions)                                  2004            2003        % CHANGE
                     -------------                                  ----            ----        --------
Net sales............................................           $      243.4    $      191.9      26.8%
Gross profit.........................................                   30.8            25.1      22.7%
    Gross profit % of net sales                                         12.7%           13.1%

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

SWINE

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------------------
                     (in millions)                                  2004            2003        % CHANGE
                     -------------                                  ----            ----        --------
Net sales............................................           $       22.5    $       21.2         6.1%
Gross profit.........................................                      0            (1.1)        n/a
    Gross profit % of net sales                                            0%           -5.2%

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

CASH FLOWS

The following table summarizes the key elements for our cash flows for the following periods:

                                                                          Three months ended      Three months ended
                                                                            March 31, 2004          March 31, 2003
                                                                          ------------------      ------------------
                                                                                       ($ in millions)
Net cash provided by operating activities.......................            $         78.5          $       38.9
Net cash provided (used) by investing activities................                       0.6                 (16.0)
Net cash used by financing activities...........................                    (167.8)                (52.9)

      Operating Activities. Net cash provided by operating activities increased by $39.6 million for the three months ended March 31, 2004 compared to the same period for 2003. The increase was largely due to improved net earnings of $45.5 million. Working capital requirements increased cash flow by $109.6 million primarily in our seed and dairy foods segments. The increase in seed was due to lower receivable balances at March 31, 2004 compared to March 31, 2003 as more customers were prepaying for products. The increase in dairy foods was due to rising commodity prices which increased payables more than inventory valuations. Partially offsetting these increases were a non-cash change to equity in earnings of $18.4 million and a decrease in legal settlement proceeds of $101.1 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Legal settlement proceeds totaled $4.5 million for the three months ended March 31, 2004 compared to $105.6 million for the same period in 2003.

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

                                                         Term Loan B
                                                        -------------
                                                       ($ in millions)
2004 (remaining as of 3/31/04)                          $          --
2005...........................................                   1.1
2006...........................................                   1.5
2007...........................................                   1.5
2008...........................................                 114.3
                                                        -------------
     Total.....................................         $       118.4
                                                        =============

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

                                                                           Restated
                                                           As of and for the    As of and for the
                                                          twelve months ended      year ended
                                                            March 31, 2004      December 31, 2003
                                                          -------------------   -----------------
Actual Interest Coverage Ratio                                 3.64 to 1            4.51 to 1
Required Interest Coverage Ratio:
  Must be at least                                             2.50 to 1            2.50 to 1
Actual Leverage Ratio                                          2.89 to 1            2.63 to 1
Required Leverage Ratio:
  Must be no greater than                                      4.75 to 1            3.75 to 1

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

31.1 Certification Pursuant to 15 U.S,C. Section 7241, as adoptedpursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification Pursuant to 15 U.S,C. Section 7241, as adoptedpursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As AdoptedPursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification Pursuant to 18 U.S.C. Section 1350, As AdoptedPursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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