Form 10-Q
period 2004-06-30
LAND O LAKES INC
filed 2004-08-16
CIK 1032562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2004*

                                       or

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

            The number of shares of the registrant's common stock outstanding as of July 31, 2004: 1,073 shares of Class A common stock, 4,529 shares of Class B common stock, 188 shares of Class C common stock, and 1,278 shares of Class D common stock.

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

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION..........................................................................         3

Item I. Financial Statements............................................................................         3

LAND O'LAKES, INC.

Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003........................        3
Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003
  (unaudited)............................................................................................        4
Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited)........        5
Notes to Consolidated Financial Statements (unaudited)...................................................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........       23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................       44

Item 4.  Controls and Procedures.........................................................................       44

PART II.  OTHER INFORMATION..............................................................................       45

Item 1.  Legal Proceedings...............................................................................       45

Item 6.  Exhibits and Reports on Form 8-K................................................................       46

SIGNATURES...............................................................................................       47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      JUNE 30,      DECEMBER 31,
                                                                        2004           2003
                                                                    ------------    ------------
                                                                         ($ IN THOUSANDS)
ASSETS
Current assets:
  Cash and short-term investments ...............................   $     69,802    $    110,274
  Restricted cash ...............................................         20,213          20,118
  Receivables, net ..............................................        401,655         623,587
  Inventories ...................................................        560,657         496,826
  Prepaid expenses ..............................................         42,660         246,373
  Other current assets ..........................................         40,390          42,006
                                                                    ------------    ------------
      Total current assets ......................................      1,135,377       1,539,184

Investments .....................................................        557,250         506,641
Property, plant and equipment, net ..............................        613,813         624,631
Property under capital lease, net ...............................        104,975         109,145
Goodwill ........................................................        332,068         373,083
Other intangibles ...............................................        101,134         102,938
Other assets ....................................................        127,452         133,438
                                                                    ------------    ------------
      Total assets ..............................................   $  2,972,069    $  3,389,060
                                                                    ============    ============

LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations ..............................   $     51,642    $     80,703
  Current portion of long-term debt .............................          8,986           7,841
  Current portion of obligations under capital lease ............         10,318          10,399
  Accounts payable ..............................................        523,184         761,694
  Accrued expenses ..............................................        223,928         226,476
  Patronage refunds and other member equities payable ...........         13,350          19,449
                                                                    ------------    ------------
      Total current liabilities .................................        831,408       1,106,562

Long-term debt ..................................................        934,188       1,065,382
Obligations under capital lease .................................         95,709          99,650
Employee benefits and other liabilities .........................        187,072         175,363
Minority interests ..............................................          8,941          62,739

Equities:
  Capital stock .................................................          2,095           2,125
  Member equities ...............................................        875,360         866,586
  Accumulated other comprehensive loss ..........................        (65,617)        (65,617)
  Retained earnings .............................................        102,913          76,270
                                                                    ------------    ------------
      Total equities ............................................        914,751         879,364
                                                                    ------------    ------------
Commitments and contingencies
Total liabilities and equities ..................................   $  2,972,069    $  3,389,060
                                                                    ============    ============


          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                   2004             2003            2004            2003
                                                   ----             ----            ----            ----
                                                                      ($ IN THOUSANDS)
Net sales....................................   $  2,008,575    $  1,400,594    $  4,027,908    $  2,851,612
Cost of sales................................      1,898,897       1,275,258       3,719,410       2,600,741
                                                ------------    ------------    ------------    ------------
Gross profit.................................        109,678         125,336         308,498         250,871

Selling, general and administration..........        124,988         107,955         259,888         225,395
Restructuring and impairment charges.........          1,590           1,775           2,490           2,867
                                                ------------    ------------    ------------    ------------
(Loss) earnings from operations..............        (16,900)         15,606          46,120          22,609

Interest expense, net........................         20,336          19,202          44,037          39,116
Gain on legal settlements....................            (23)        (10,288)         (4,547)        (19,177)
Other expense (income), net..................             66            (196)         (1,521)           (696)
Equity in earnings of affiliated companies ..        (49,112)        (51,414)        (66,526)        (50,431)
Minority interest in (loss) earnings of
  subsidiaries...............................           (280)          1,427           1,120           2,916
                                                ------------    ------------    ------------    ------------
Earnings before income taxes.................         12,113          56,875          73,557          50,881
Income tax (benefit) expense.................         (4,630)         11,943          11,688           6,329
                                                ------------    ------------    ------------    ------------
Net earnings.................................   $     16,743    $     44,932    $     61,869    $     44,552
                                                ============    ============    ============    ============

Applied to:
  Member equities
     Allocated patronage refunds.............   $     24,241    $     26,070    $     44,499    $     35,864
     Deferred equities.......................         (7,242)           (379)         (7,978)        (14,282)
                                                ------------    ------------    ------------    ------------
                                                      16,999          25,691          36,521          21,582
  Retained earnings..........................           (256)         19,241          25,348          22,970
                                                ------------    ------------    ------------    ------------
                                                $     16,743    $     44,932    $     61,869    $     44,552
                                                ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   2004           2003
                                                               ------------    ------------
                                                                      ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings .............................................   $     61,869    $     44,552
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Depreciation and amortization .........................         54,610          54,004
     Amortization of deferred financing charges ............          3,570           1,846
     Bad debt expense ......................................            638           1,760
     Proceeds from patronage revolvement received ..........          2,043           1,316
     Non-cash patronage income .............................         (1,023)         (1,222)
     Receivable from legal settlement ......................             --          96,707
     Deferred income tax benefit ...........................          3,772           4,346
     (Increase) decrease in other assets ...................         (3,881)          8,302
     Decrease in other liabilities .........................           (797)           (130)
     Restructuring and impairment charges ..................          2,490           2,867
     (Gain) loss on divestiture of businesses ..............         (1,664)            700
     Equity in earnings of affiliated companies ............        (66,526)        (50,431)
     Minority interests ....................................          1,120           2,916
     Other .................................................         (1,213)         (8,537)
  Changes in current assets and liabilities, net of
     acquisitions and divestitures:
     Receivables ...........................................        216,178         167,126
     Inventories ...........................................        (63,491)        (37,355)
     Other current assets ..................................        202,427         150,299
     Accounts payable ......................................       (239,177)       (299,903)
     Accrued expenses ......................................          5,800          14,191
                                                               ------------    ------------
  Net cash provided by operating activities ................        176,745         153,354

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...............        (41,412)        (34,954)
  Acquisition of minority interest .........................        (12,150)             --
  Payments for investments .................................           (170)         (9,675)
  Proceeds from divestiture of businesses ..................          7,500             465
  Proceeds from sale of investments ........................          2,199           3,000
  Proceeds from sale of property, plant and equipment ......          7,596           8,015
  Dividends from investments in affiliated companies .......         14,452           2,798
  Increase in restricted cash ..............................            (95)        (20,000)
  Other ....................................................            392           2,980
                                                               ------------    ------------
  Net cash used by investing activities ....................        (21,668)        (47,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt ...................        (28,977)         14,309
  Proceeds from issuance of long-term debt .................         17,712           1,202
  Principal payments on long-term debt .....................       (142,481)        (73,052)
  Principal payments on obligations under capital lease ....         (5,241)         (4,435)
  Payments for redemption of member equities ...............        (32,616)        (23,662)
  Payments for debt issuance costs .........................         (4,166)             --
  Other ....................................................            240             808
                                                               ------------    ------------
  Net cash used by financing activities ....................       (195,529)        (84,830)
                                                               ------------    ------------
  Net (decrease) increase in cash and short-term
    investments ............................................        (40,472)         21,153
Cash and short-term investments at beginning of period .....        110,274          64,327
                                                               ------------    ------------
Cash and short-term investments at end of period ...........   $     69,802    $     85,480
                                                               ============    ============

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during periods for:
  Interest.............................................        $     40,024    $     35,585
  Income taxes paid (recovered)........................        $      6,631    $     (3,743)

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated financial statements reflect, in the opinion of the management of Land O'Lakes, Inc. (the "Company"), all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-K/A. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement was effective for the Company as of January 1, 2004. The adoption of this standard did not have a material impact on the Company.

      In December 2003, the FASB revised Statement of Financial Accounting Standards 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement revises the disclosures about pension and other postretirement benefit plans. It requires additional disclosure regarding changes in benefit obligations and fair value of plan assets. The statement was effective for the Company as of December 31, 2003. The Company adopted this Statement for the year ended December 31, 2003 and has provided the interim disclosures in Note 13, Pension and Other Postretirement Plans.

      In May 2004, the FASB issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Position"). The Position applies to sponsors of single-employer defined benefit postretirement health care plans that are impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). In general, the Act introduces a federal subsidy to sponsors that conclude that prescription drug benefits available under such plans are actuarially equivalent to the prescription drug benefit now provided under Medicare pursuant to the Act. The Position is effective for the Company as of July 1, 2004, and the Company expects that the Act will result in a modest reduction in postretirement health care costs. The effects of the Act have not yet been included in the Company's measurement of its accumulated benefit obligation.

2. FINANCIAL STATEMENT RESTATEMENT

      In June 2004, the Company announced that it planned to restate financial results for certain periods due to accounting errors it identified at its Carlisle, PA dairy facility and reported in its dairy foods segment. The consolidated financial statements included in this Form 10-Q for the three and six month periods ended June 30, 2003 and as of December 31, 2003, have been restated to reflect adjustments necessary to correct these errors. Such restatements have been fully set forth in Amendment No. 1 to the Land O'Lakes, Inc. annual report filed on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission ("Commission") on August 16, 2004 and Amendment No. 2 to the Land O'Lakes, Inc. quarterly report filed on Form 10-Q/A for the quarterly period ended June 30, 2003 as filed with the Commission on August 16, 2004.

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

      In accordance with the provisions of FASB Interpretation No. 46, effective July 1, 2003, the Company consolidated MoArk into its financial statements. Although Osborne has a 42.5% ownership interest in MoArk, the Company continues to be allocated 100% of the income or loss from the operations of MoArk (other than on capital transactions involving a realized gain or loss on intangible assets, which are allocated 50/50). In addition to consolidating MoArk, the Company has presumed for accounting purposes that it will acquire the remaining 42.5% in 2007. Effective July 1, 2003, the Company recorded this presumed $42.2 million payment as a long-term liability in the consolidated balance sheet as "employee benefits and other liabilities" at a present value of $31.6 million using an effective interest rate of 7%. The present value of this liability is $33.8 million at June 30, 2004.

4. RESTRICTED CASH

      On March 28, 2003, Cheese and Protein International LLC ("CPI"), a 97.0%-owned consolidated subsidiary, amended its lease for property and equipment relating to its cheese manufacturing and whey processing plant in Tulare, California. The amendment postponed the measurement of the fixed charge coverage ratio requirement contained in the lease until March 2005. The amendment requires Land O'Lakes to maintain a $20 million cash account (which may be replaced by a letter of credit at the Company's option) to support the lease. The cash account or letter of credit would only be drawn upon in the event of a CPI default and would reduce amounts otherwise due under the lease. The requirement can be lifted pending the achievement of certain financial targets by CPI.

5. RECEIVABLES

A summary of receivables is as follows:

                                                  JUNE 30,     DECEMBER 31,
                                                    2004            2003
                                               -------------   ------------
Trade accounts.............................    $     107,618   $   327,913
Notes and contracts........................           87,015        63,984
Notes from sale of trade receivables (see            119,285       155,191
Note 6)....................................
Other......................................          105,402        96,051
                                               -------------   -----------
                                                     419,320       643,139
Less allowance for doubtful accounts.......           17,665        19,552
                                               -------------   -----------
Total receivables, net.....................    $     401,655   $   623,587
                                               =============   ===========

      A substantial portion of Land O'Lakes receivables is concentrated in agriculture as well as in wholesale and retail food industries. Collections of these receivables may be dependent upon economic returns in these industries. The Company's credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.

6. RECEIVABLES PURCHASE FACILITY

      In December 2001, the Company established a $100 million receivables purchase facility with CoBank, ACB ("CoBank"). In March 2004, the facility was expanded to $200 million. A wholly-owned, unconsolidated special purpose entity ("SPE") has been established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales, and, accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheet. However, the Company retains credit risk related to the repayment of the notes receivable with the SPE, which, in turn, is dependent upon the credit risk of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At June 30, 2004, $200 million was outstanding under this facility and $20 million was outstanding under this facility at December 31, 2003. The total accounts receivable sold during the three months ended June 30, 2004 and 2003 were $1,825 million and $572 million, respectively. The total accounts receivable sold during the six months ended June 30, 2004 and 2003 were $2,535 million and $1,245 million, respectively.

7.  INVENTORIES

    A summary of inventories is as follows:

                                     JUNE 30,     DECEMBER 31,
                                      2004           2003
                                  -------------  ------------
 Raw materials................    $     180,661  $    159,511
 Work in proce.............              31,504        33,645
 Finished goods...............          348,492       303,670
                                  -------------  ------------
 Total inventories............    $     560,657  $    496,826
                                  =============  ============

8. INVESTMENTS

      A summary of investments is as follows:

                                                     JUNE 30,     DECEMBER 31,
                                                       2004          2003
                                                   -------------  ------------
CF Industries, Inc...........................      $     249,502  $   249,502
Agriliance LLC...............................            141,811       92,134
Ag Processing Inc............................             38,230       37,941
Advanced Food Products LLC...................             29,352       27,494
CoBank, ACB..................................             16,705       18,583
Universal Cooperatives.......................              8,224        8,224
Melrose Dairy Proteins, LLC..................              8,699        6,623
Agronomy Company of Canada Ltd...............              7,883        7,954
Prairie Farms Dairy, Inc.....................              5,653        5,125
MoArk/Fort Recovery Egg Marketing, LLC.......                777        2,210
Other-- principally cooperatives and joint
ventures.....................................             50,414       48,851
                                                   -------------  -----------
Total investments............................      $     557,250  $   506,641
                                                   =============  ===========

      During the six months ended June 30, 2004, the Company sold its investment in a swine joint venture for $2.0 million in cash and an investment in the feed segment for $0.2 million in cash.

9.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The carrying amount of goodwill is as follows:

                                         JUNE 30,      DECEMBER 31,
                                          2004           2003
                                      -------------    -----------
Dairy Foods.....................      $      66,259    $     66,259
Feed............................            114,450         150,922
Seed............................             10,907          12,405
Agronomy........................             60,687          63,733
Layers..........................             79,765          79,764
                                      -------------    ------------
Total goodwill..................      $     332,068    $    373,083
                                      =============    ============


      The decrease in goodwill of $41.0 million resulted from a $36.1 million reduction related to the acquisition of the minority interest of Land O'Lakes Farmland Feed LLC, amortization associated with investments in joint ventures and cooperatives of $3.4 million, and an impairment of $1.5 million in the seed segment.

OTHER INTANGIBLE ASSETS

                                                      JUNE 30,      DECEMBER 31,
                                                        2004            2003
                                                   -------------    ------------
Amortized other intangible assets:
  Patents, less accumulated amortization
     of $3,222 and $2,622, respectively.........   $      13,547    $     14,147
  Trademarks, less accumulated amortization of
     $2,234 and $2,044, respectively............           2,106           2,296
  Other intangible assets, less accumulated
     amortization of $13,903 and $12,783,
     respectively...............................           8,856           9,870
                                                   -------------    ------------

Total amortized other intangible assets.........          24,509          26,313
Total non-amortized other intangible assets -
   trademarks...................................          76,625          76,625
                                                   -------------    ------------
Total other intangible assets...................   $     101,134    $    102,938
                                                   =============    ============

      Amortization expense for the three months ended June 30, 2004 and 2003 was $0.9 million and $1.2 million, respectively. Amortization expense for the six months ended June 30, 2004 and 2003 was $1.9 million and $2.3 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.5 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 10 years.

10. DEBT OBLIGATIONS

      The Company had notes and short-term obligations of $51.6 million at June 30, 2004 and $80.7 million at December 31, 2003. The Company also has a $185 million revolving credit facility due January, 2007, with variable interest based on LIBOR. In July, 2004, the revolving credit facility was expanded by $15 million to $200 million. There were no borrowings under this facility as of June 30, 2004.

A summary of long-term debt is as follows:

                                                       JUNE 30,    DECEMBER 31,
                                                        2004            2003
                                                     -----------   -----------
Term A loan - quarterly installments
   through  2006 (variable rate based
   on LIBOR) .....................................   $        --   $    92,473
Term B loan - quarterly installments
  through 2008 (variable rate based on
  LIBOR) .........................................       118,373       152,374
Senior unsecured notes - due 2011 (8.75%) ........       350,000       350,000
Senior secured notes - due 2010 (9.00%) ..........       175,000       175,000
MoArk LLC debt - due 2004 through 2023
  (5.77% weighted average) .......................        76,224        75,785
Industrial development revenue bonds
  and other secured notes payable - due 2004
  through 2016 (1.1% to 5.5%) ....................        14,929        14,940
Capital Securities of Trust Subsidiary - due
  2028 (7.45%) ...................................       190,700       190,700
Other debt .......................................        17,948        21,951
                                                     -----------   -----------
                                                         943,174     1,073,223
Less current portion .............................         8,986         7,841
                                                     -----------   -----------
Total long-term debt .............................   $   934,188   $ 1,065,382
                                                     ===========   ===========

      During the six months ended June 30, 2004, the Company amended its receivables securitization facility which expanded the facility from $100 million to $200 million. The incremental proceeds from the expansion were used to make prepayments on the term loans. A mandatory $76.0 million payment in full was made for Term A loan and a $24.0 million partial repayment was made for Term B loan. Additional mandatory prepayments made during the six months ended June 30, 2004 were $16.5 million for Term A loan and $10.0 million for Term B loan. The weighted average interest rates on short-term borrowings and notes outstanding at June 30, 2004 and December 31, 2003 were 3.52% and 3.56%, respectively.

      Borrowings under the revolving credit facility and the term loan bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins depend on Land O'Lakes leverage ratio in the case of the revolving credit facility. The margin on the Term B loan is fixed at 350 basis points over LIBOR. Based upon Land O'Lakes leverage ratio as of June 30, 2004, the LIBOR margin for the revolving credit facility is 250 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of Land O'Lakes. As of June 30, 2004, the interest rate on the Term B loan was 4.73%.

      Other debt includes a negative $4.0 million mark-to-market valuation for the 8.75% senior unsecured notes related to the Company's interest rate swap agreements. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points.

11. PURCHASE OF MINORITY INTEREST

      In June 2004, the Company completed the purchase of the remaining 8% of Land O' Lakes Farmland Feed LLC from Farmland Industries, which now gives the Company 100% ownership of Land O'Lakes Farmland Feed LLC. The Company paid $12.2 million to purchase the minority interest. As a result of this acquisition, a minority interest of $55 million for this joint venture was eliminated from the consolidated balance sheet.

12. DERIVATIVE FINANCIAL INSTRUMENTS

      In April and May 2004, the Company entered into three $50 million fixed-to-floating interest rate swap agreements, designated as fair value hedges, in an effort to return to historical exposure levels for floating interest rate debt. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. As the critical terms of the swaps and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains on the swaps are completely offset by the fair value adjustment to the underlying debt. At June 30, 2004, the notional amount of the swaps was $150 million in aggregate and the fair value was negative $4.0 million.

13. PENSION AND OTHER POSTRETIREMENT PLANS

      The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended June 30:

                                                                        OTHER POSTRETIREMENT
                                                  PENSION BENEFITS            BENEFITS
                                                --------------------    --------------------
                                                  2004       2003       2004          2003
                                                --------    --------    --------    --------
Service cost ................................   $  5,250    $  4,147    $    250    $    201
Interest cost ...............................      7,050       6,792       1,050       1,088
Expected return on assets ...................     (8,175)     (8,202)         --          --
Amortization of actuarial loss ..............      1,875         443         650         542
Amortization of prior service cost ..........        200         211          75          67
Amortization of transition obligation .......         --          --         150         161
                                                --------    --------    --------    --------
Net periodic benefit cost ...................   $  6,200    $  3,391    $  2,175    $  2,059
                                                ========    ========    ========    ========

      The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the six months ended June 30:

                                                                           OTHER POSTRETIREMENT
                                                    PENSION BENEFITS             BENEFITS
                                                   --------------------    -------------------
                                                     2004       2003       2004        2003
                                                   --------    --------    --------   --------
Service cost ...................................   $ 10,500    $  8,294    $    500   $    402
Interest cost ..................................     14,100      13,584       2,100      2,176
Expected return on assets ......................    (16,350)    (16,404)         --         --
Amortization of actuarial loss .................      3,750         886       1,300      1,084
Amortization of prior service cost .............        400         422         150        134
Amortization of transition obligation ..........         --          --         300        322
                                                   --------    --------    --------   --------
Net periodic benefit cost ......................   $ 12,400    $  6,782    $  4,350   $  4,118
                                                   ========    ========    ========   ========

      The Company expects to contribute approximately $12 million to its defined benefit pension plans and $7 million to its other postretirement benefits plans in 2004. During the three months ended June 30, 2004, the Company contributed $0.6 million to its defined benefit pension plans and $1.3 million to its other postretirement benefits plans. During the six months ended June 30, 2004, the Company contributed $1.2 million to its defined benefit pension plans and $2.9 million to its other postretirement benefits plans.

14. RESTRUCTURING AND IMPAIRMENT CHARGES

RESTRUCTURING CHARGES

      For the three months ended June 30, 2004, the dairy foods segment recorded a restructuring charge of $0.4 million for employees' severance related to the closure of a facility in Volga, South Dakota. For the three months ended June 30, 2003, the Company recorded restructuring charges of $1.5 million. Of this amount, dairy foods and feed each recorded restructuring charges of $0.6 million for closures of certain manufacturing facilities and seed recorded a $0.3 million restructuring charge for the closure of a facility. The balance remaining to be paid at June 30, 2004 for employee and severance outplacement costs was $2.8 million.

      For the six months ended June 30, 2004, the dairy foods segment recorded a restructuring charge of $0.8 million for employees' severance related to the closure of a facility in Volga, South Dakota. For the six months ended June 30, 2003, the Company recorded restructuring charges of $2.5 million. Of this amount, dairy foods recorded a restructuring charge of $1.6 million, feed recorded a restructuring charge of $0.6 million, and seed recorded a restructuring charge of $0.3 million for costs related to closing facilities.

IMPAIRMENT CHARGES

      For the three months ended June 30, 2004, the seed segment recorded a goodwill impairment charge of $1.0 million and the feed segment recorded an impairment of $0.2 million for assets held for sale. For the three months ended June 30, 2003, the Company recorded impairment charges of $0.3 million in the seed segment for the impairment of certain assets.

      For the six months ended June 30, 2004, the seed segment recorded goodwill impairment charges of $1.5 million and the feed segment recorded an impairment of $0.2 million for assets held for sale. For the six months ended June 30, 2003, the Company recorded impairment charges of $0.3 million in the seed segment and $0.1 million in the feed segment for write-downs of certain plant assets to their estimated fair values.

15. GAIN ON LEGAL SETTLEMENTS

      During the six months ended June 30, 2004 and 2003, the Company recognized gains on legal settlements of $4.5 million and $19.2 million, respectively, of which $0.0 million was recognized for the three months ended June 30, 2004, and $10.3 million was recognized for the three months ended June 30, 2003. These gains primarily represent cash received from product suppliers against whom the Company alleged certain price-fixing claims.

16. OTHER (INCOME) EXPENSE, NET

                                                  THREE MONTHS        SIX MONTHS ENDED
                                                  ENDED JUNE 30,          JUNE 30,
                                                 2004       2003       2004      2003
                                               --------   --------   --------  --------
Loss (gain) on sale of investments...........  $     66   $  (346)   $    143  $   (846)
Gain on sale of intangible...................        --      (550)         --      (550)
Loss (gain) on divestiture of businesses.....        --       700      (1,664)      700
                                               --------   -------    --------- --------
Total other expense (income), net............  $     66   $  (196)   $ (1,521) $   (696)
                                               ========   =======    ========  ========

      During the three months ended June 30, 2004, the Company recorded a $0.1 million loss on the sale of an investment in the feed segment. During the three months ended June 30, 2003, the Company recorded a $0.3 million gain on sale of an investment in a swine joint venture within the feed segment, a $0.6 million gain on the sale of a customer list, and $0.7 million loss on divestiture of a business within the feed segment.

      During the six months ended June 30, 2004, the Company recorded a $0.1 million loss on the sale of investments and the divestiture of QC, Inc., an environmental, dairy and food testing company, which resulted in a gain of $1.7 million. During the six months ended June 30, 2003, the Company recorded a $0.8 million gain on sale of an investment in a swine joint venture within the feed segment, a $0.6 million gain on the sale of a customer list, and $0.7 million loss on divestiture of a business within the feed segment.

17. SEGMENT INFORMATION

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

      The feed segment is largely comprised of the operations of Land O'Lakes Farmland Feed LLC ("Land O'Lakes Farmland Feed"), the Company's wholly owned subsidiary. Land O'Lakes Farmland Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives.

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

                                                DAIRY FOODS       FEED           SEED           SWINE
                                                -----------    -----------    -----------    -----------
FOR THE THREE MONTHS ENDED
JUNE 30, 2004
  Net sales .................................   $ 1,035,020    $   680,490    $   130,992    $    23,483
  Cost of sales (1) .........................     1,006,795        630,576        113,785         26,049
  Selling, general and administrative .......        40,646         58,507         12,346          1,192
  Restructuring and impairment
    charges .................................           400            210            980             --
  Interest expense (income), net ............         7,633          5,790            659          1,299
  Loss (gain) on legal settlements ..........           425             --             --             --
  Other expense (income), net ...............            --             66             (1)             1
  Equity in (earnings) loss of affiliated
    companies ...............................        (2,146)          (444)            --           (587)
  Minority interest in earnings
    of subsidiaries .........................            --           (280)            --             --
                                                -----------    -----------    -----------    -----------
  (Loss) earnings before income taxes .......   $   (18,733)   $   (13,935)   $     3,223    $    (4,471)
                                                ===========    ===========    ===========    ===========

FOR THE THREE MONTHS ENDED
JUNE 30, 2003
  Net sales .................................   $   670,597    $   593,687    $   111,097    $    22,501
  Cost of sales (1) .........................       631,039        526,641         95,435         21,045
  Selling, general and administrative .......        33,121         58,016          9,401          1,282
  Restructuring and impairment charges ......           600            615            560             --
  Interest expense (income), net ............         7,727          6,091            682          1,396
  Gain on legal settlements .................           (38)       (10,250)            --             --
  Other (income) expense, net ...............            --           (196)            --             --
  Equity in (earnings) loss of
    affiliated companies ....................        (1,760)          (176)            --            (75)
  Minority interest in earnings of
    subsidiaries ............................            --          1,427             --             --
                                                -----------    -----------    -----------    -----------
  (Loss) earnings before income taxes .......   $       (92)   $    11,519    $     5,019    $    (1,147)
                                                ===========    ===========    ===========    ===========

                                                                                OTHER/
                                                  AGRONOMY       LAYERS       ELIMINATION    CONSOLIDATED
                                                -----------    -----------    -----------    -----------
FOR THE THREE MONTHS ENDED
JUNE 30, 2004
  Net sales .................................   $        --    $   143,288    $    (4,698)   $  2,008,575
  Cost of sales (1) .........................            --        126,390         (4,698)      1,898,897
  Selling, general and administrative .......         3,328          8,707            262         124,988
  Restructuring and impairment
    charges .................................            --             --             --           1,590
  Interest expense (income), net ............         2,061          3,629           (735)         20,336
  Loss (gain) on legal settlements ..........            --           (448)            --             (23)
  Other expense (income), net ...............            --             --             --              66
  Equity in (earnings) loss of affiliated
    companies ...............................       (43,389)        (2,547)             1         (49,112)
  Minority interest in earnings
    of subsidiaries .........................            --             --             --            (280)
                                                -----------    -----------    -----------    ------------
  (Loss) earnings before income taxes .......   $    38,000    $     7,557    $       472    $     12,113
                                                ===========    ===========    ===========    ============

FOR THE THREE MONTHS ENDED
JUNE 30, 2003
  Net sales .................................   $        --    $        --    $     2,712    $  1,400,594
  Cost of sales (1) .........................            --             --          1,098       1,275,258
  Selling, general and administrative .......         3,357            490          2,288         107,955
  Restructuring and impairment charges.......            --             --             --           1,775
  Interest expense (income), net ............         2,410          1,415           (519)         19,202
  Gain on legal settlements .................            --             --             --         (10,288)
  Other (income) expense, net ...............            --             --             --            (196)
  Equity in (earnings) loss of
    affiliated companies ....................       (47,784)        (1,628)             9         (51,414)
  Minority interest in earnings of
    subsidiaries ............................            --             --             --           1,427
                                                -----------    -----------    -----------    ------------
  (Loss) earnings before income taxes .......   $    42,017    $      (277)   $      (164)   $     56,875
                                                ===========    ===========    ===========    ============

                                                DAIRY FOODS       FEED           SEED           SWINE
                                                -----------    -----------    -----------    -----------
FOR THE SIX MONTHS ENDED
JUNE 30, 2004
  Net sales .................................   $ 1,942,154    $ 1,357,469    $   374,359    $    45,981
  Cost of sales (1) .........................     1,856,947      1,231,476        326,334         48,534
  Selling, general and administrative .......        83,869        120,882         26,689          2,761
  Restructuring and impairment charges ......           800            210          1,480             --
  Interest expense (income), net ............        14,727         13,157          2,719          2,990
  Loss (gain) on legal settlements ..........           334         (4,433)            --             --
  Other (income) expense, net ...............        (1,664)            66             (1)            78
  Equity in (earnings) loss of affiliated
    companies ...............................        (4,958)          (996)            --           (619)
  Minority interest in earnings
    of subsidiaries .........................            --          1,120             --             --
                                                -----------    -----------    -----------    -----------
  (Loss) earnings before income taxes .......   $    (7,901)   $    (4,013)   $    17,138    $    (7,763)
                                                ===========    ===========    ===========    ===========

FOR THE SIX MONTHS ENDED
JUNE 30, 2003
  Net sales .................................   $ 1,303,833    $ 1,196,153    $   302,992    $    43,666
  Cost of sales (1) .........................     1,236,451      1,056,570        262,269         43,281
  Selling, general and administrative .......        72,583        116,023         22,271          2,600
  Restructuring and impairment charges ......         1,600            707            560             --
  Interest expense (income), net ............        14,049         13,842          2,251          2,713
  Gain on legal settlements .................           (38)       (19,139)            --             --
  Other (income) expense, net ...............            --           (696)            --             --
  Equity in (earnings) loss of
    affiliated companies ....................        (1,130)          (732)            --            290
  Minority interest in earnings of
    subsidiaries ............................            --          2,916             --             --
                                                -----------    -----------    -----------    -----------
  (Loss) earnings before income taxes .......   $   (19,682)   $    26,662    $    15,641    $    (5,218)
                                                ===========    ===========    ===========    ===========

(1) Cost of sales includes unrealized hedging losses (gains) of:
  For the three months ended June 30, 2004 ..   $     5,759    $     9,718    $       486    $     3,859
  For the three months ended June 30, 2003 ..          (268)        (2,062)          (512)          (361)
  For the six months ended June 30, 2004 ....        (2,706)         4,235          3,339          3,854
  For the six months ended June 30, 2003 ....          (696)        (3,553)          (305)        (1,420)

                                                                                OTHER/
                                                 AGRONOMY         LAYERS      ELIMINATION    CONSOLIDATED
                                                -----------    -----------    -----------    ------------
FOR THE SIX MONTHS ENDED
JUNE 30, 2004
  Net sales .................................   $        --    $   318,647    $   (10,702)   $ 4,027,908
  Cost of sales (1) .........................            --        266,821        (10,702)     3,719,410
  Selling, general and administrative .......         7,119         18,204            364        259,888
  Restructuring and impairment charges ......            --             --             --          2,490
  Interest expense (income), net ............         4,403          7,489         (1,448)        44,037
  Loss (gain) on legal settlements ..........            --           (448)            --         (4,547)
  Other (income) expense, net ...............            --             --             --         (1,521)
  Equity in (earnings) loss of affiliated
    companies ...............................       (49,606)       (10,355)             8        (66,526)
  Minority interest in earnings
    of subsidiaries .........................            --             --             --          1,120
                                                -----------    -----------    -----------    -----------
  (Loss) earnings before income taxes .......   $    38,084    $    36,936    $     1,076    $    73,557
                                                ===========    ===========    ===========    ===========

FOR THE SIX MONTHS ENDED
JUNE 30, 2003
  Net sales .................................   $        --      $      --    $     4,968    $ 2,851,612
  Cost of sales (1) .........................            --             --          2,170      2,600,741
  Selling, general and administrative .......         6,683            978          4,257        225,395
  Restructuring and impairment charges ......            --             --             --          2,867
  Interest expense (income), net ............         4,742          2,646         (1,127)        39,116
  Gain on legal settlements .................            --             --             --        (19,177)
  Other (income) expense, net ...............            --             --             --           (696)
  Equity in (earnings) loss of
    affiliated companies ....................       (44,637)        (4,253)            31        (50,431)
  Minority interest in earnings of
    subsidiaries ............................            --             --             --          2,916
                                                -----------    -----------    -----------    -----------
  (Loss) earnings before income taxes .......   $    33,212    $       629    $      (363)   $    50,881
                                                ===========    ===========    ===========    ===========

(1) Cost of sales includes unrealized hedging losses (gains) of:
  For the three months ended June 30, 2004 ..   $        --    $     1,806    $        --    $    21,628
  For the three months ended June 30, 2003 ..            --             --             --         (3,203)
  For the six months ended June 30, 2004 ....            --           (246)            --          8,476
  For the six months ended June 30, 2003 ....            --             --             --         (5,974)

18. CONSOLIDATING FINANCIAL INFORMATION

      The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

      In June 2004, the Company completed the purchase of the remaining 8% of Land O'Lakes Farmland Feed LLC from Farmland Industries, which now gives the Company 100% ownership of Land O'Lakes Farmland Feed LLC. Accordingly, the Land O'Lakes Farmland Feed LLC financial information, except for its majority-owned subsidiaries which are excluded from the guarantee, has been combined with the wholly-owned consolidated guarantors in the following supplemental financial information.

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

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2004

                                                          LAND           WHOLLY-
                                                       O'LAKES, INC.     OWNED
                                                          PARENT       CONSOLIDATED   NON-GUARANTOR
                                                         COMPANY        GUARANTORS    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                         -------        ----------    ------------   ------------    ------------
                                                                          ASSETS
Current assets:
  Cash and short-term investments ..................   $      47,233   $      7,470   $     15,099   $         --    $     69,802
  Restricted cash ..................................          20,213             --             --             --          20,213
  Receivables, net .................................         293,169        249,798        115,043       (256,355)        401,655
  Inventories ......................................         332,862        172,110         55,685             --         560,657
  Prepaid expenses .................................          29,739          8,549          4,372             --          42,660
  Other current assets .............................          20,288         11,102          9,000             --          40,390
                                                       -------------   ------------   ------------   ------------    ------------
       Total current assets ........................         743,504        449,029        199,199       (256,355)      1,135,377
Investments ........................................       1,373,242         19,369         10,366       (845,727)        557,250
Property, plant and equipment, net .................         227,950        234,756        151,107             --         613,813
Property under capital lease, net ..................              --             --        104,975             --         104,975
Goodwill ...........................................         185,711         82,112         64,245             --         322,068
Other intangibles ..................................           3,401         94,412          3,321             --         101,134
Other assets .......................................          57,183         34,495         55,232        (19,458)        127,452
                                                       -------------   ------------   ------------   ------------    ------------
       Total assets ................................   $   2,590,991   $    914,173   $    588,445   $ (1,121,540)   $  2,972,069
                                                       =============   ============   ============   ============    ============

                                                         LIABILITIES  AND EQUITIES

Current liabilities:
  Notes and short-term obligations .................   $     123,356   $      3,281   $     96,119   $   (171,114)   $     51,642
  Current portion of long-term debt ................           1,773         45,213          6,920        (44,920)          8,986
  Current portion of obligations under capital lease              --             --         10,318             --          10,318
  Accounts payable .................................         394,378        147,295         32,290        (50,779)        523,184
  Accrued expenses .................................         150,110         55,546         18,272             --         223,928
  Patronage refunds and other member equities
    payable ........................................          13,350             --             --             --          13,350
                                                       -------------   ------------   ------------   ------------    ------------
       Total current liabilities ...................         682,967        251,335        163,919       (266,813)        831,408
Long-term debt .....................................         853,581         10,093         79,514         (9,000)        934,188
Obligations under capital lease ....................              --             --         95,709             --          95,709
Employee benefits and other liabilities ............         139,692         30,339         17,041             --         187,072
Minority interests .................................              --          3,004          5,937             --           8,941
Equities:
  Capital stock ....................................           2,095        463,823        120,536       (584,359)          2,095
  Member equities ..................................         875,360             --             --             --         875,360
  Accumulated other comprehensive loss .............         (65,617)        (1,692)            --          1,692         (65,617)
  Retained earnings ................................         102,913        157,271        105,789       (263,060)        102,913
                                                       -------------   ------------   ------------   ------------    ------------
       Total equities ..............................         914,751        619,402        226,325       (845,727)        914,751
                                                       -------------   ------------   ------------   ------------    ------------
Commitments and contingencies
Total liabilities and equities .....................   $   2,590,991   $    914,173   $    588,445   $ (1,121,540)   $  2,972,069
                                                       =============   ============   ============   ============    ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004

                                                            LAND          WHOLLY-
                                                          O'LAKES,        OWNED
                                                        INC. PARENT    CONSOLIDATED   NON-GUARANTOR
                                                          COMPANY       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                       -------------   ------------   -------------   ------------   ------------
Net sales ..........................................   $   1,041,190   $    727,837   $    239,548    $         --   $  2,008,575
Cost of sales ......................................       1,002,697        676,588        219,612              --      1,898,897
                                                       -------------   ------------   ------------    ------------   ------------
Gross profit .......................................          38,493         51,249         19,936              --        109,678
Selling, general and administrative ................          52,966         61,450         10,572              --        124,988
Restructuring and impairment charges ...............           1,380            210             --              --          1,590
                                                       -------------   ------------   ------------    ------------   ------------
Loss (earnings) from operations ....................         (15,853)       (10,411)         9,364              --        (16,900)
Interest expense (income), net .....................          18,556            (19)         1,799              --         20,336
Loss (gain) on legal settlements ...................             425             --           (448)             --            (23)
Other expense (income), net ........................              --             66             --              --             66
Equity in earnings of affiliated companies .........         (44,364)          (314)        (2,547)         (1,887)       (49,112)
Minority interest in (loss) earnings of
  subsidiaries .....................................            (763)          --              483              --           (280)
                                                       -------------   ------------   ------------    ------------   ------------
Earnings (loss) before income taxes ................          10,293        (10,144)        10,077           1,887         12,113
Income tax (benefit) expense .......................          (6,450)            57          1,763              --         (4,630)
                                                       -------------   ------------   ------------    ------------   ------------
Net earnings (loss) ................................   $      16,743   $    (10,201)  $      8,314    $      1,887   $     16,743
                                                       =============   ============   ============    ============   ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                            LAND          WHOLLY-
                                                          O'LAKES,        OWNED
                                                        INC. PARENT    CONSOLIDATED   NON-GUARANTOR
                                                          COMPANY       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                       -------------   ------------   -------------   ------------   ------------
Net sales ..........................................   $  2,090,832    $  1,453,363   $    483,713    $         --   $  4,027,908
Cost of sales ......................................      1,970,543       1,318,896        429,971              --      3,719,410
                                                       ------------    ------------   ------------    ------------   ------------
Gross profit .......................................        120,289         134,467         53,742              --        308,498
Selling, general and administrative ................        112,892         125,307         21,689              --        259,888
Restructuring and impairment charges ...............          2,280             210             --              --          2,490
                                                       ------------    ------------   ------------    ------------   ------------
Earnings from operations ...........................          5,117           8,950         32,053              --         46,120
Interest expense, net ..............................         40,030              69          3,938              --         44,037
Gain on legal settlements ..........................         (3,810)           (289)          (448)             --         (4,547)
Other (income) expense, net ........................         (1,587)             66             --              --         (1,521)
Equity in (earnings) loss of affiliated
  companies ........................................        (97,483)           (856)       (10,355)         42,168        (66,526)
Minority interest in earnings of
  subsidiaries .....................................            459              --            661              --          1,120
                                                       ------------    ------------   ------------    ------------   ------------
Earnings (loss) before income taxes ................         67,508           9,960         38,257         (42,168)        73,557
Income tax expense .................................          5,639             115          5,934              --         11,688
                                                       ------------    ------------   ------------    ------------   ------------
Net earnings (loss) ................................   $     61,869    $      9,845   $     32,323    $    (42,168)  $     61,869
                                                       ============    ============   ============    ============   ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                          LAND         WHOLLY-
                                                        O'LAKES,        OWNED
                                                       INC. PARENT   CONSOLIDATED    NON-GUARANTOR
                                                         COMPANY      GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                       -----------   ------------    -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ..............................   $    61,869    $     9,845    $      32,323   $   (42,168)   $     61,869
  Adjustments to reconcile net earnings
    (loss) to net cash provided by
       operating activities:
    Depreciation and amortization ..................        25,118         17,997           11,495            --          54,610
    Amortization of deferred financing costs .......         3,272             --              298            --           3,570
    Bad debt expense ...............................           638             --               --            --             638
    Proceeds from patronage revolvement
      received .....................................         2,043             --               --            --           2,043
    Non-cash patronage income ......................        (1,023)            --               --            --          (1,023)
    Deferred income tax expense ....................         3,772             --               --            --           3,772
    (Increase) decrease in other assets ............       (11,821)         6,806              955           179          (3,881)
    Increase (decrease) in other liabilities .......         4,380         (4,795)          (1,014)          632            (797)
    Restructuring and impairment charges ...........         2,280            210               --            --           2,490
    Gain on divestiture of business ................        (1,664)            --               --            --          (1,664)
    Equity in (earnings) loss of affiliated
      companies ....................................       (97,483)          (856)         (10,355)       42,168         (66,526)
    Minority interests .............................           459             --              661            --           1,120
    Other ..........................................        (1,213)            --               --            --          (1,213)
  Changes in current assets and liabilities, net
    of acquisitions and divestitures:
    Receivables ....................................        92,490         22,174            4,413        97,101         216,178
    Inventories ....................................       (66,598)         5,898           (2,791)           --         (63,491)
    Other current assets ...........................       212,950         (7,721)          (2,802)           --         202,427
    Accounts payable ...............................      (172,149)       (22,905)          (6,416)      (37,707)       (239,177)
    Accrued expenses ...............................        11,994         (6,259)              65            --           5,800
                                                       -----------    -----------    -------------   -----------    ------------
  Net cash provided by operating activities ........        69,314         20,394           26,832        60,205         176,745
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and equipment .......       (12,224)        (7,170)         (22,018)           --         (41,412)
  Acquisition of minority interest .................       (12,150)            --               --            --         (12,150)
  Payments for investments .........................       (24,670)            --               --        24,500            (170)
  Net proceeds from divestiture of businesses ......         7,500             --               --            --           7,500
  Proceeds from sale of investments ................         1,983            216               --            --           2,199
  Proceeds from sale of property, plant
    and equipment ..................................         6,574            486              536            --           7,596
  Dividends from investments in affiliated
    companies ......................................        13,346            444           11,262       (10,600)         14,452
  Increase in restricted cash ......................           (95)            --               --            --             (95)
  Other ............................................           392             --               --            --             392
                                                       -----------    -----------    -------------   -----------    ------------
  Net cash (used) provided by investing
    activities .....................................       (19,344)        (6,024)         (10,220)       13,900         (21,688)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt ...........        60,345        (10,028)         (18,089)      (60,205)        (28,977)
  Proceeds from issuance of long-term debt .........           766             14           16,932            --          17,712
  Principal payments on long-term debt .............      (127,059)           (93)         (15,329)           --        (142,481)
  Principal payments on obligations under
    capital lease ..................................            --             --           (5,241)           --          (5,241)
  Payments for redemption of member
    equities .......................................       (32,616)            --               --            --         (32,616)
  Payments for debt issuance costs .................        (4,166)            --               --            --          (4,166)
  Other ............................................           240             --           13,900       (13,900)            240
                                                       -----------    -----------    -------------   -----------    ------------
  Net cash used by financing activities ............      (102,490)       (11,107)          (7,827)      (74,105)       (195,529)
                                                       -----------    -----------    -------------   -----------    ------------
  Net (decrease) increase in cash ..................       (52,520)         3,263            8,785            --         (40,472)
Cash and short-term investments at beginning
  of period ........................................        99,753          4,207            6,314            --         110,274
                                                       -----------    -----------    -------------   -----------    ------------
Cash and short-term investments at end of
  period ...........................................   $    47,233    $     7,470    $      15,099   $        --    $     69,802
                                                       ===========    ===========    =============   ===========    ============

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003

                                               LAND          WHOLLY-       MAJORITY-
                                           O'LAKES, INC.      OWNED          OWNED
                                              PARENT       CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                             COMPANY        GUARANTORS     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ------------    ------------   ------------   -------------  ------------   ------------
                                                                           ASSETS
Current assets:
  Cash and short-term investments ......   $     99,753    $      4,207   $         --   $      6,314   $         --   $    110,274
  Restricted cash ......................         20,118              --             --             --             --         20,118
  Receivables, net .....................        386,678          82,097        194,002        120,064       (159,254)       623,587
  Inventories ..........................        265,924          45,981        132,027         52,894             --        496,826
  Prepaid expenses .....................        227,495           3,053         10,975          4,850             --        246,373
  Other current assets .................         33,968           2,318             --          5,720             --         42,006
                                           ------------    ------------   ------------   ------------   ------------   ------------
       Total current assets ............      1,033,936         137,656        337,004        189,842       (159,254)     1,539,184
Investments ............................      1,311,131             223         18,587         11,227       (834,527)       506,641
Property, plant and equipment, net .....        246,803          13,357        228,100        136,371             --        624,631
Property under capital lease, net ......             --              --             31        109,114             --        109,145
Goodwill ...............................        183,665           3,224        121,993         64,201             --        373,083
Other intangibles ......................          1,140           3,041         95,241          3,516             --        102,938
Other assets ...........................         65,734           4,464         26,483         56,036        (19,279)       133,438
                                           ------------    ------------   ------------   ------------   ------------   ------------
       Total assets ....................   $  2,842,409    $    161,965   $    827,439   $    570,307   $ (1,013,060)  $  3,389,060
                                           ============    ============   ============   ============   ============   ============

                                                                LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations .....   $     62,802    $      2,927   $        165   $    114,208   $    (99,399)  $     80,703
  Current portion of long-term debt ....          1,786          56,430             --          6,055        (56,430)         7,841
  Current portion of obligations
     under capital lease ...............             --              --             --         10,399             --         10,399
  Accounts payable .....................        566,201          59,621        110,238         38,706        (13,072)       761,694
  Accrued expenses .....................        145,705          23,740         38,824         18,207             --        226,476
  Patronage refunds and other
    member equities payable ............         19,449              --             --             --             --         19,449
                                           ------------    ------------   ------------   ------------   ------------   ------------
       Total current liabilities .......        795,943         142,718        149,227        187,575       (168,901)     1,106,562
Long-term debt .........................        984,884           9,769             --         79,729         (9,000)     1,065,382
Obligations under capital lease ........             --              --             14         99,636             --         99,650
Employee benefits and other
  liabilities ..........................        127,881           1,256         28,803         18,055           (632)       175,363
Minority interests .....................         54,337              --          2,561          5,841             --         62,739
Equities:
  Capital stock ........................          2,125           1,216        502,506         95,745       (599,467)         2,125
  Member equities ......................        866,586              --             --             --             --        866,586
  Accumulated other comprehensive loss .        (65,617)             --             --             --             --        (65,617)
  Retained earnings ....................         76,270           7,006        144,328         83,726       (235,060)        76,270
                                           ------------    ------------   ------------   ------------   ------------   ------------
       Total equities ..................        879,364           8,222        646,834        179,471       (834,527)       879,364
                                           ------------    ------------   ------------   ------------   ------------   ------------
Commitments and contingencies
Total liabilities and equities .........   $  2,842,409    $    161,965   $    827,439   $    570,307   $ (1,013,060)  $  3,389,060
                                           ============    ============   ============   ============   ============   ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                               LAND          WHOLLY-       MAJORITY-
                                             O'LAKES,         OWNED          OWNED
                                           INC. PARENT     CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                             COMPANY        GUARANTORS     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ------------    ------------   ------------   -------------  ------------   ------------
Net sales...............................   $    741,223    $     43,764   $    579,566   $    36,041    $        --    $  1,400,594
Cost of sales...........................        675,359          42,484        515,107        42,308             --       1,275,258
                                           ------------    ------------   ------------   -----------    -----------    ------------
Gross profit............................         65,864           1,280         64,459        (6,267)            --         125,336

Selling, general and administrative.....         50,417           3,288         55,890        (1,640)            --         107,955
Restructuring and impairment charges....            600             560            615            --             --           1,775
                                           ------------    ------------   ------------   -----------    -----------    ------------
Earnings (loss) from operations.........         14,847          (2,568)         7,954        (4,627)            --          15,606

Interest expense (income), net..........         17,795             674           (238)          971             --          19,202
Gain on legal settlements...............         (8,154)             --         (2,134)           --             --         (10,288)
Other (income) expense, net.............            700              --           (346)         (550)            --            (196)
Equity in (earnings) loss of
  affiliated companies..................        (55,702)             --             (9)           --          4,297         (51,414)
Minority interest in earnings of
  of subsidiaries.......................            868              --            375           184             --           1,427
                                           ------------    ------------   ------------   -----------    -----------    ------------
Earnings (loss) before income taxes.....         59,340          (3,242)        10,306        (5,232)        (4,297)         56,875
Income tax  expense (benefit)...........         14,408            (203)          (162)       (2,100)            --          11,943
                                           ------------    ------------   ------------   -----------    -----------    ------------
Net earnings (loss).....................   $     44,932    $     (3,039)  $     10,468   $    (3,132)   $    (4,297)   $     44,932
                                           ============    ============   ============   ===========    ===========    ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                               LAND           WHOLLY-      MAJORITY-
                                             O'LAKES,          OWNED         OWNED
                                           INC. PARENT     CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                             COMPANY        GUARANTORS     GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ------------    ------------   ------------   -------------  -----------    ------------
Net sales...............................   $  1,515,189    $     98,702   $  1,169,051   $    68,670    $         --   $  2,851,612
Cost of sales...........................      1,397,510          93,326      1,033,781        76,124              --      2,600,741
                                           ------------    ------------   ------------   -----------    ------------   ------------
Gross profit............................        117,679           5,376        135,270        (7,454)             --        250,871

Selling, general and administrative.....        104,297           6,449        111,673         2,976              --        225,395
Restructuring and impairment charges....          1,600             560            707            --              --          2,867
                                           ------------    ------------   ------------   -----------    ------------   ------------
Earnings (loss) from operations.........         11,782          (1,633)        22,890       (10,430)             --         22,609

Interest expense (income), net..........         36,533           1,341            597           645              --         39,116
Gain on legal settlements...............        (16,175)             --         (3,002)           --              --        (19,177)
Other (income) expense, net.............            700              --           (846)         (550)             --           (696)
Equity in (earnings) loss of
   affiliated companies.................        (66,650)             --           (556)           --          16,775        (50,431)
Minority interest in earnings of
  subsidiaries..........................          2,177              --            371           368              --          2,916
                                           ------------    ------------   ------------   -----------    ------------   ------------
Earnings (loss) before income taxes.....         55,197          (2,974)        26,326       (10,893)        (16,775)        50,881
Income tax expense (benefit)............         10,645              79             --        (4,395)             --          6,329
                                           ------------    ------------   ------------   -----------    ------------   ------------
Net earnings (loss).....................   $     44,552    $     (3,053)  $     26,326   $    (6,498)   $    (16,775)  $     44,552
                                           ============    ============   ============   ===========    ============   ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                     LAND        WHOLLY-      MAJORITY-
                                                    O'LAKES,      OWNED         OWNED
                                                  INC. PARENT  CONSOLIDATED  CONSOLIDATED  NON-GUARANTOR
                                                    COMPANY     GUARANTORS    GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                  -----------  ------------  ------------  -------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                             $   44,552   $    (3,053)  $    26,326   $     (6,498)  $   (16,775)  $    44,552
  Adjustments to reconcile net earnings
    (loss) to net cash provided (used) by
     operating activities:
    Depreciation and amortization...............      28,749         1,502        19,881          3,872            --        54,004
    Amortization of deferred financing charges..       1,846            --            --             --            --         1,846
    Bad debt expense............................         621            --         1,139             --            --         1,760
    Proceeds from patronage revolvement
      received..................................       1,316            --            --             --            --         1,316
    Non-cash patronage income...................      (1,222)           --            --             --            --        (1,222)
    Receivable from legal settlement............      90,707            --         6,000             --            --        96,707
    Deferred income tax expense.................       4,346            --            --             --            --         4,346
    Decrease (increase) in other assets.........      33,665        11,514          (520)        (2,566)      (33,791)        8,302
    Increase (decrease) in other liabilities....       1,974           (11)       (1,810)          (283)           --          (130)
    Restructuring and impairment charges........       1,600           560           707             --            --         2,867
    Loss on divestiture of business.............         700            --            --             --            --           700
    Equity in (earnings) loss of
      affiliated companies......................     (66,650)           --          (556)            --        16,775       (50,431)
    Minority interest...........................       2,177            --           371            368            --         2,916
    Other.......................................      (9,135)          879        (1,606)         1,325            --        (8,537)
  Changes in current assets and liabilities,
     net of  acquisitions and divestitures:
    Receivables.................................      34,062        12,573        66,772         (3,583)       57,302       167,126
    Inventories.................................     (53,508)       19,052        (1,658)        (1,241)           --       (37,355)
    Other current assets........................     148,872           724         1,263           (560)           --       150,299
    Accounts payable............................    (113,679)      (51,709)      (39,242)        (5,038)      (90,235)     (299,903)
    Accrued expenses............................      34,810           936       (16,033)        (1,455)       (4,067)       14,191
                                                  ----------   -----------   -----------   ------------   -----------   -----------
  Net cash provided (used) by operating
    activities..................................     185,803        (7,033)       61,034        (15,659)      (70,791)      153,354
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment....     (23,517)         (499)       (9,257)        (1,681)           --       (34,954)
  Payments for investments......................      (9,675)           --            --             --            --        (9,675)
  Proceeds from divestiture of business.........         465            --            --             --            --           465
  Proceeds from sale of investments.............          --            --         3,000             --            --         3,000
  Proceeds from sale of property, plant
    and equipment...............................       3,081         1,069         2,157          1,708            --         8,015
  Dividends from investments in affiliated
    companies...................................       2,798            --            --             --            --         2,798
  Increase in restricted cash...................     (20,000)           --            --             --            --       (20,000)
  Other.........................................         440            --         2,540             --            --         2,980
                                                  ----------   -----------   -----------   ------------   -----------   -----------
  Net cash (used) provided by investing
    activities..................................     (46,408)          570        (1,560)            27            --       (47,371)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease) increase in short-term debt........     (26,417)       (3,574)          963         11,488        31,849        14,309
  Proceeds from issuance of long-term debt......       1,202            --            --             --            --         1,202
  Payments on principal of long-term debt.......     (70,345)          (37)      (59,588)        (2,658)       59,576       (73,052)
  Payments on principal of capital lease
    obligation..................................          --            --            --         (4,435)           --        (4,435)
  Payments for redemption of member equities         (23,662)           --            --             --            --       (23,662)
  Other.........................................         808        10,314            (8)        10,328       (20,634)          808
                                                  ----------   -----------   -----------   ------------   -----------   -----------
  Net cash (used) provided by financing
    activities..................................    (118,414)        6,703       (58,633)        14,723        70,791       (84,830)
                                                  ----------   -----------   -----------   ------------   -----------   -----------
  Net increase (decrease) in cash and short-
    term investment.............................      20,981           240           841           (909)           --        21,153
Cash and short-term investments at beginning
  of period.....................................      58,334         2,584        (1,461)         4,870            --        64,327
                                                  ----------   -----------   ------------  ------------   -----------   -----------
Cash and short-term investments at end of
  period........................................  $   79,315   $     2,824   $      (620)  $      3,961   $        --   $    85,480
                                                  ==========   ===========   ===========   ============   ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.

OVERVIEW

GENERAL

      We operate our business predominantly in the United States in six segments: Dairy Foods, Feed, Seed, Swine, Agronomy and Layers. For the three months ended June 30, 2004, we reported net sales of $2.0 billion and net earnings of $16.7 million compared to net sales of $1.4 billion and net earnings of $44.9 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, we reported net sales of $4.0 billion and net earnings of $61.9 million compared to net sales of $2.9 billion and net earnings of $44.6 million for the six months ended June 30, 2003. For the three months ended June 30, 2004, volume and margin declines in dairy foods, margin declines in feed and an unrealized hedging loss of $21.6 million compared to an unrealized hedging gain of $3.2 million in 2003 were the primary reasons for the net earnings decline. These declines were partially offset by improved earnings in the layers segment due primarily to higher market prices. For the six months ended June 30, 2004, volume increases in the dairy foods and seed segments and improved market prices in the layers segment were the main contributors to the increase.

      In April 2004 and June 2004, we announced our intention to reposition our MoArk layers and swine businesses, respectively, for strategic growth. Several repositioning alternatives are being considered.

      In April and May of 2004, we entered into three $50 million fixed-to-floating interest rate swap agreements, designated as fair value hedges, in an effort to return to historical exposure levels for floating interest rate debt. These swaps mirror the terms of the 8.75% notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points.

      In June 2004, we completed the purchase of the remaining 8% of Land O'Lakes Farmland Feed LLC from Farmland Industries, which now gives us 100% ownership of Land O'Lakes Farmland Feed LLC. We paid $12.2 million to purchase the minority interest. As a result, a minority interest of $55 million for this joint venture was eliminated from our consolidated balance sheet.

      In July 2004, we obtained an additional $15 million in commitments to our revolving credit facility, increasing the total commitments under this facility to $200 million.

UNCONSOLIDATED BUSINESSES

      We have investments in certain entities that are not consolidated in our financial statements. Equity in earnings from our consolidated businesses were $49.1 million for the three months ended June 30, 2004 compared to $51.4 million for the three months ended June 30, 2003. Equity in earnings from our unconsolidated businesses amounted to $66.5 million compared to equity in earnings of $50.4 million for the six months ended June 30, 2004 and June 30, 2003, respectively. Our investment in unconsolidated businesses amounted to $557.3 million at June 30, 2004 and $506.6 million at December 31, 2003. Cash flow from our equity investments for the six months ended June 30, 2004 was $14.4 million compared to $2.8 million for the six months ended June 30, 2003.

      Agriliance and CF Industries, Inc. constitute the most significant of our investments in unconsolidated businesses, both of which are reflected in our agronomy segment results. We hold a 50% ownership interest in Agriliance as does United Country Brands (wholly-owned by CHS Inc.). CF Industries is an inter-regional cooperative in which we have a 38% ownership interest based on our member product purchases. Our ownership in Agriliance is accounted for under the equity method and our interest in CF Industries is accounted for on a cost basis. Our investments in, and earnings from, Agriliance and CF Industries were as follows as of and for the six months ended:

                                 JUNE 30,
                            -----------------
                             2004      2003
                            ------     ------
                             (IN MILLIONS)
AGRILIANCE:
  Investment...........     $ 141.8   $ 135.6
  Equity in earnings...        49.7      43.9
CF INDUSTRIES:
  Investment...........     $ 249.5   $ 249.5
  Patronage income.....          --        --

      For the three months ended June 30, 2004, net earnings for Agriliance were $86.0 million, down $7.7 million versus the three months ended June 30, 2003. This decrease is primarily the result of a decrease in earnings for the crop nutrients business. This decrease was from a 0.2 million ton decrease in wholesale crop nutrient volume resulting from competitive market conditions. The decrease in tonnage was partially offset by an increase in per-unit margins due to reduced costs for imported raw materials in 2004.

      For the six months ended June 30, 2004, net earnings for Agriliance were $99.4 million, up $11.2 million versus the same period for 2003. This increase is the result of a $16.8 million increase in earnings from the crop protection business. The increased crop protection earnings were primarily due to timing of vendor rebates. Partially offsetting these increases was a $6.5 million decline in crop nutrient earnings due to a 0.5 million ton decrease in volume, which resulted from competitive market conditions. We did not receive cash distributions from Agriliance during the six months ended June 30, 2004 and June 30, 2003.

      Given a recent upturn in markets, CF Industries has currently returned to a level of profitability. Since CF Industries is a cooperative, we only receive earnings from our investment when the cooperative allocates and distributes patronage to us. No patronage was allocated and distributed to us in the six months ended June 30, 2004, nor has any patronage been allocated during for the last four years because CF Industries realized losses in those years. We anticipate that no patronage allocations will occur until these losses have been recouped.

      Our layers segment consists of our joint venture in MoArk, LLC. Through June 30, 2003, MoArk was unconsolidated and our interest was recorded only as equity in earnings or loss from affiliated companies using the equity method of accounting. Effective July 1, 2003, MoArk was consolidated in our financial statements as required by Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), and we did not restate prior periods. Accordingly, the financial statements for the six months ended June 30, 2004 and the six months ended June 30, 2003 are not comparable for several categories, including sales and gross profit in this segment. Sales of $143.3 million and gross profit of $16.9 million were recorded for the three months ended June 30, 2004 and sales of $318.6 million and gross profit of $51.8 million were recorded for the six months ended June 30, 2004 in this segment. There were no sales and gross profit for the three months and six months ended June 30, 2003 as MoArk was accounted for under the equity method during these periods.

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

      Dairy Foods. Raw milk is the major commodity input for our dairy foods segment. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products produced. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the six months ended June 30, 2004, bulk cheese sales represented approximately 8% of the dairy foods segment's net sales.

      We maintain significant inventories of butter and cheese for sale to our retail and food service customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the six months ended June 30, 2004, we experienced a rising dairy price environment. The financial impact of building inventories in a market with price volatility will depend on what market trends occur up to and through the fall and winter of 2004. For the six months ended June 30, 2004, net sales of butter and cheese products to retail and food service customers represented approximately 35% of the dairy foods segment sales.

      Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. The per pound market price of butter averaged $2.07 for the three months ended June 30, 2004, compared to $1.09 for the three months ended June 30, 2003. The per pound market price of butter averaged $1.91 for the six months ended June 30, 2004, compared to $1.09 for the six months ended June 30, 2003. The per pound market price for butter on December 31, 2003 was $1.25. In the past three years, the lowest average monthly market price for butter was $0.96 in September 2002, and the highest average monthly market price was $2.21 in April 2004. The per pound market price for block cheese averaged $1.98 for the three months ended June 30, 2004, compared to $1.14 for the three months ended June 30, 2003. The per pound market price for block cheese averaged $1.74 for the six months ended June 30, 2004, compared to $1.13 for the six months ended June 30, 2003. In the past three years, the lowest monthly market price for block cheese was $1.07 in March 2003, and the highest monthly market price was $2.14 in April 2004. The per pound market price for block cheese on December 31, 2003 was $1.31.

      We maintain a sizable dairy manufacturing presence in the Upper Midwest. This region has seen significant declines in cow numbers and its share of nationwide dairy manufacturing volume. This decline has put pressure on our Upper Midwest milk input costs and is one of the factors resulting in losses for the three months and six months ended June 30, 2004 and 2003. Operating losses for the three and six months ended June 30, 2004, however, declined compared to the three and six months ended June 30, 2003 by $0.3 million and $5.5 million, respectively, due to the closing of the Volga, South Dakota plant in 2004 and the Perham, Minnesota plant in January of 2003 and improved margins on products due to a change in product mix. We continue to explore additional initiatives to improve our Upper Midwest dairy infrastructure in an effort to increase efficiencies and reduce costs.

      Margins on our mozzarella and whey products, primarily in our western cheese operations, improved for the three and six months ended June 30, 2004 compared to the same period for 2003 due to the effect of higher cheese and whey market prices. As of June 30, 2004, we completed the phase two expansion of our new Tulare, California mozzarella manufacturing facility, Cheese & Protein International LLC ("CPI"), which doubled the plant capacity to approximately 6 million pounds of milk per day. We expect pretax losses at CPI to continue through 2005 as we ramp up production toward the rated capacity.

      Feed. The feed segment follows industry standards for feed pricing. The feed industry typically prices products based on income over ingredient cost per ton of feed. This practice tends to mitigate the impact of volatility in commodity ingredient markets on our animal feed profits. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices. Accordingly, net sales are less of an indicator of performance since large fluctuations can occur from period-to-period due to volatility in the underlying commodity ingredient prices.

      We enter into forward contracts to supply feed, which currently represent approximately 35% of our feed output. When we enter into these contracts, we generally enter into forward input supply contracts to lock in our operating margins.

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

      We have seen an erosion of commodity feed volumes as well as a product mix shift, mainly related to regional dairy and swine herd liquidations and the continued consolidation of these market segments. Beef feedlot occupancies have also declined due to a 20-year low in brood cow numbers. In addition, competition within the industry has grown stronger as volumes declined. We expect further integration and consolidation in the swine and dairy industries to place pressure on volumes and result in a product mix shift to lower margin products in the second half of 2004.

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

      Under the farrow-to-finish program, we produce and sell market hogs. Historically, market hog price fluctuations have resulted in volatility in our net sales and earnings. In order to mitigate this risk, we have committed to sell substantially all of the market hogs we produce annually through September 2005 under a packer agreement. Under this packer agreement, we are paid market prices for our hogs with a settlement based on the sales price of the pork products produced from those hogs. This approach mitigates some of the volatility under this program because market hog and pork product margins do not tend to move together. We sell the balance of our market hogs on the open market. We sell feeder pigs on the open market, as well, depending on sow farm performance and finishing space limitations. For the three months and six months ended June 30, 2004, the average market hog price was $55.07 and $50.12 per hundredweight versus an average market price of $43.77 and $40.06 for the three months and six months ended June 30, 2003.

      Under the cost-plus program, we provide minimum hog price guarantees to producers in exchange for swine feed sales and profit participation. We are in the process of phasing out of our existing cost-plus contracts. In 2003, we reduced our hog exposure by offering our cost-plus producers an early exit option. Producers representing about 100,000 hogs elected this option. During the six months ended June 30, 2004, additional contracts have expired and we now have approximately 9,000 hogs remaining in this program compared to 130,000 hogs at June 30, 2003. The last cost-plus contracts will expire in August 2005, and we will not be entering into new ones under the current structure.

Layers. MoArk produces and markets shell eggs and egg products. MoArk's sales and earnings fluctuate depending on egg prices. For the three months and six months ended June 30, 2004, egg prices averaged $0.92 and $1.06 per dozen, respectively, as measured by Urner Barry South Central Large compared to egg prices of $0.81 and $0.83 for the three months and six months ended June 30, 2003, respectively.

DERIVATIVE COMMODITY INSTRUMENTS

      We use derivative commodity instruments, primarily futures contracts, to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked to market each month and gains or losses ("unrealized hedging gains and losses") are recognized in our earnings. We recorded unrealized hedging losses of $21.6 million and unrealized hedging gains of $3.2 million for the three months ended June 30, 2004 and June 30, 2003, respectively. For the six months ended June 30, 2004, we recorded unrealized hedging losses of $8.5 million and for the six months ended June 30, 2003, we recorded unrealized hedging gains of $6.0 million.

PENSION BENEFIT EXPENSE

      We have experienced an increase in pension benefit expense in 2004 due primarily to an increase in amortization of actuarial loss and an increase in service cost attributed to changing the discount rate from 7.0% to 6.25%. We recorded additional pension expense of $2.8 million and $5.6 million for the three months and six months ended June 30, 2004 compared to June 30, 2003, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Overview of Results

      Our net earnings were $16.7 million for the three months ended June 30, 2004 compared to $44.9 million for the three months ended June 30, 2003. Net earnings included an income tax benefit of $4.6 million compared to an income tax expense of $11.9 million for the three months ended June 30, 2004 and 2003, respectively. Earnings decreased in our dairy foods, feed, and agronomy business segments. In dairy foods, volume declines in the three months ended June 30, 2004 were attributed to the effect of significantly higher retail pricing points and rising market prices which resulted in customers shifting purchases into the three months ended March 31, 2004. In feed, earnings declined due to stronger competition in the industry, rising ingredient prices, and increased distribution and personnel costs. The net earnings decline was also impacted by an after-tax legal settlement of $7.6 million received in the three months ended June 30, 2003 compared to 2004 when no legal settlement was received. Agronomy earnings were lower in the three months ended June 30, 2004 compared to 2003 due to lower volumes in the crop nutrients business. After-tax unrealized hedging losses were $13.1 million for the three months ended June 30, 2004 compared to unrealized hedging gains of $1.8 million in 2003. Partially offsetting these decreases was an increase in earnings in layers, primarily as a result of higher market prices for eggs, and increased margins in the seed segment.

Net Sales

      Net sales for the three months ended June 30, 2004 increased $608.0 million, or 43.4%, to $2,008.6 million compared to the same period in 2003. The increase was partly attributed to the consolidation of MoArk effective July 1, 2003, which increased sales by $143.3 million, or 10.2%. Increases in dairy foods, feed, and seed sales contributed $467 million of increased sales, or 33%, compared to the three months ended June 30, 2003. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Gross Profit

      Gross profit for the three months ended June 30, 2004 decreased $15.7 million, or 12.5%, to $109.7 million compared to $125.3 million for the three months ended June 30, 2003. Volume and margin declines in dairy foods, margin declines in feed and an unrealized hedging loss of $21.6 million compared to an unrealized hedging gain of $3.2 million in 2003 were the primary reasons for the decline. Partially offsetting these declines was an increase in layers gross profit of $16.9 million for the three months ended June 30, 2004 compared to $0.0 million for June 30, 2003 as the consolidation of MoArk was effective July 1, 2003. Gross profit as a percent of net sales decreased 3.4 percentage points to 5.5% for the three months ended June 30, 2004 compared to 8.9% for the same period in 2003. The primary reason for the decline was due to unrealized hedging losses for the three months ended June 30, 2004 versus unrealized hedging gains in the same period in 2003. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Selling, General and Administrative Expense

      Selling, general and administrative expense for the three months ended June 30, 2004 increased $17.0 million, or 15.8%, to $124.9 million compared to $107.9 million for the three months ended June 30, 2003. The increase was primarily due to the consolidation of MoArk, effective July 1, 2003, which added $8.3 million of selling, general and administrative expense for the three months ended June 30, 2004. Also contributing to the increase was a $3.6 million gain on sale of a dairy facility in the three months ended June 30, 2003 compared to no gain recorded in the same period for 2004. Dairy foods also had increased spending of $6.7 million for advertising, selling and personnel costs in 2004 compared to the same period for 2003. Selling, general and administrative expense as a percent of net sales decreased 1.5 percentage points to 6.2% for the three months ended June 30, 2004 from 7.7% for the three months ended June 30, 2003. The decline as a percent of net sales is partially due to the consolidation of MoArk, which has a lower percentage of selling, general and administrative expense to net sales than our other segments, and also due to increased sales prices in dairy foods and feed due to rising commodity markets.

Restructuring and Impairment Charges

      For the three months ended June 30, 2004, we had restructuring and impairment charges of $1.6 million compared to $1.8 million for the same period in 2003. In 2004, we incurred $1.0 million of impairment charges in our seed segment related to the fair value of assets held for sale. In addition, 2004 includes $0.4 million of restructuring charges related to the closure of our Volga, South Dakota cheese facility. For the three months ended June 30, 2003, dairy foods and feed each recorded restructuring and impairment charges of $0.6 million for closures of certain manufacturing facilities and seed recorded $0.3 million restructuring charge for the closure of a facility and $0.2 million impairment on an asset held for sale.

Interest Expense, Net

      Interest expense, net of interest income, was $20.3 million for the three months ended June 30, 2004 compared to $19.2 million for the three months ended June 30, 2003. The consolidation of MoArk effective July 1, 2003, resulted in additional interest expense of $1.5 million. Changes in our debt structure reduced interest expense by $0.6 million for the three months ended June 30, 2004 compared to the same period for the prior year. Combined interest rates for borrowings, excluding CoBank patronage, averaged 6.55% for the three months ended June 30, 2004 compared to 6.66% for the three months ended June 30, 2003.

Gain on Legal Settlements

      As a result of settled litigation, we recorded a gain on legal settlements of $0.0 million for the three months ended June 30, 2004 compared to a gain on legal settlements of $10.3 million for the three months ended June 30, 2003. These gains represent cash received from product suppliers against whom we alleged certain price-fixing claims.

Equity in Earnings of Affiliated Companies

      For the three months ended June 30, 2004, equity in earnings of affiliated companies was $49.1 million compared to $51.4 million for the three months ended June 30, 2003 resulting in a $2.3 million decrease. Equity in earnings from Agriliance was $43.0 million for the three months ended June 30, 2004, which was a $3.7 million decrease compared to equity in earnings of $46.7 million for the three months ended June 30, 2003. This decrease was primarily driven by lower volumes in the crop nutrients business. A discussion of net earnings for Agriliance can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Unconsolidated Businesses." MoArk equity in earnings from joint venture investments was $2.5 million for the three months ended June 30, 2004 compared to $0.6 million for the three months ended June 30, 2003 resulting in a $1.9 million increase. This increase was driven primarily by improved market prices for eggs, in part as a result of a declining chick hatch, changes in response to new animal welfare guidelines and changing consumer dietary trends.

Income Taxes

      We recorded an income tax benefit of $4.6 million for the three months ended June 30, 2004 compared to income tax expense of $11.9 million for the three months ended June 30, 2003. The income tax benefit in 2004 resulted from unrealized hedging losses and pretax losses in dairy foods and feed, partly offset by higher taxable earnings for MoArk.

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

DAIRY FOODS

                                        FOR THE THREE MONTHS ENDED JUNE 30,
                                     ---------------------------------------
(in millions)                            2004         2003         % CHANGE
                                     ---------     ---------       --------
Net sales........................    $ 1,035.0     $   670.6         54.3%
Gross profit.....................         28.2          39.6        (28.8)%
    Gross profit % of net sales            2.7%          5.9%

Net Sales

      Net sales for the three months ended June 30, 2004 increased $364.4 million, or 54.3%, compared to the three months ended June 30, 2003. Butter and spreads and value-added cheese (retail, deli, and foodservice cheese) sales prices increased for the three months ended June 30, 2004 compared to the same period in 2003 due primarily to higher commodity prices, resulting in increased sales of $71.3 million and $45.2 million, respectively. Bulk cheese sales increased $78.5 million due to an increase in the average commodity market price of cheese, up $0.85 per pound compared to the same period in 2003. Sales through our wholesale milk marketing program increased $180.0 million compared to the same period in 2003 due primarily to increases in milk market prices. Offsetting these increases was a volume decrease for both branded and private label butter sales, resulting in decreased sales of $25.9 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Butter volume decreases were due to a buildup of customer inventories related to concerns about market volatility in the three months ended March 31, 2004 thereby reducing demand for the three months ended June 30, 2004. Volumes for our spreadable butter with canola oil product, which was introduced in the six months ended June 30, 2003, however, helped to offset some of this volume decline. Value-added cheese volumes were flat for the three months ended June 30, 2004 compared to the same period in 2003, however, the mix of products resulted in a decrease in sales of $1.5 million.

Gross Profit

      Gross profit for the three months ended June 30, 2004 decreased $11.4 million compared to the three months ended June 30, 2003. Gross profit for butter and spreads decreased $3.5 million due to decreased volumes. Volume for value-added cheese was equal to the same period in 2003, however, the mix of products resulted in decreased gross profit of $0.8 million. Gross profit for bulk cheese (other than italian cheese) decreased by $7.4 million for the three months ended June 30, 2004 versus the same period in the prior year partly due to an excess supply of milk and in turn, an excess supply of cheese inventory. Market price volatility during the three months ended June 30, 2004 resulted in downward valuations of these inventories. An unrealized hedging loss of $5.8 million for the three months ended June 30, 2004 compared to a gain of $0.2 million for the three months ended June 30, 2003 resulted in an additional $6.0 million of reduced gross profit. Also contributing to the decreases was a $5.9 million reduction to gross profit from our wholesale milk marketing program. Partially offsetting these decreases was an increase in gross profit of $12.5 million from increased margins on mozzarella and whey products and operational efficiencies mainly due to the closures of the Gustine and Perham facilities in 2003. Gross profit as a percent of net sales declined 3.2 percentage points for the three months ended June 30, 2004 versus 2003 primarily due to the unrealized hedging loss for the three months ended June 30, 2004 versus a gain in the same period in 2003, as well as product mix in butter and spreads as a result of high retail prices.

FEED

                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                     -------------------------------------
(in millions)                          2004            2003      % CHANGE
                                     ---------     ----------    --------
Net sales........................    $   680.5     $   593.7       14.6%
Gross profit.....................         49.9          67.1      (25.6)%
    Gross profit % of net sales            7.3%         11.3%

Net Sales

      Net sales for the three months ended June 30, 2004 increased $86.8 million, or 14.6%, compared to the three months ended June 30, 2003. Ingredients sales increased $35.6 million due to higher commodity prices in the three months ended June 30, 2004 compared to the same period in 2003. Formula feed sales, which includes both lifestyle and livestock feeds, increased $30.8 million primarily due to increased volumes, particularly in horse and companion lifestyle animal feed and dairy livestock feed, as well as higher commodity prices. Although livestock feed sales increased due to higher commodity prices, some of this increase was offset by slightly lower volumes for beef and swine feed. Continued producer integration, exiting of a swine joint venture, good weather conditions providing plenty of green grass for grazing cattle and lower feedlot occupancy were the primary causes for these volume declines. Sales at Land O'Lakes Farmland Feed LLC's subsidiaries increased $21.6 million, mainly due to increased sales of premix products.

Gross Profit

      Gross profit for the three months ended June 30, 2004 decreased $17.2 million, or 25.6%, compared to the three months ended June 30, 2003. Formula feed gross profit declined by $5.1 million due to volume declines in livestock feeds, product mix changes, increased freight subsidies resulting from higher fuel costs, increased ingredient prices and stronger competition in the industry. An unrealized hedging loss of $9.7 million for the three months ended June 30, 2004 compared to a gain of $2.1 million for the three months ended June 30, 2003 resulted in a reduction to gross profit of $11.8 million. Partially offsetting these decreases was an increase in gross profit for sales of ingredients, which resulted in $0.7 million of additional gross profit due to focused purchasing opportunities in volatile commodity markets. Increased sales at a premix subsidiary resulted in increased gross profit of $0.6 million. Gross profit as a percent of net sales declined from 11.3% to 7.3% for the three months ended June 30, 2003 versus 2004, respectively. The decline is primarily due to the unrealized hedging loss for the three months ended June 30, 2004 versus a gain in the same period in 2003, as well as the formula feed gross profit decline.

SEED

                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                     --------------------------------------
(in millions)                           2004            2003    % CHANGE
                                     ----------     -----------    --------
Net sales........................    $   131.0      $  111.1       17.9%
Gross profit.....................         17.2          15.7        9.5%
    Gross profit % of net sales           13.1%         14.1%

Net Sales

      Net sales for the three months ended June 30, 2004 increased $19.9 million, or 17.9%, to $131.0 million compared to net sales for the three months ended June 30, 2003. Product mix and volume growth resulted in increased corn sales of $10.2 million, or 38.3%. Soybean sales increased $4.8 million in 2004, or 10.9%, as a result of increased volumes in both proprietary and partnered brands. Volume increases in other seed categories resulted in a sales increase of $0.6 million.

Gross Profit

      Gross profit for the three months ended June 30, 2004 increased $1.5 million, or 9.5%, to $17.2 million compared to gross profit for the three months ended June 30, 2003. Gross profit for alfalfa increased $2.1 million due to lower inventory costs Corn gross profit increased by $0.5 million as a result of volume growth. Partially offsetting these increases was a decrease in soybean gross profit by $0.5 million due to product mix. An unrealized hedging loss on soybean futures contracts of $0.5 million for the three months ended June 30, 2004 compared to an unrealized hedging gain of $0.5 million for the three months ended June 30, 2003 also decreased gross profit by $1.0 million. Gross profit as a percent of net sales declined 1.0 percentage point for the three months ended June 30, 2004 versus 2003 primarily due to the unrealized hedging loss for the three months ended June 30, 2004 versus a gain in the same period in 2003.

SWINE

                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                     --------------------------------------
(in millions)                           2004         2003         % CHANGE
                                     ---------     ---------      --------
Net sales........................    $    23.5     $    22.5        4.4%
Gross (loss) profit..............         (2.5)          1.5         n/a
    Gross profit % of net sales          -10.6%          6.7%

Net Sales

      Net sales for the three months ended June 30, 2004 increased $1.0 million, or 4.4% compared to the same period for 2003. As a result of strong consumer demand, average market hog prices increased from $43.77 per hundredweight for the three months ended June 30, 2003 to $55.07 per hundredweight for the three months ended June 30, 2004. The higher market prices contributed to a sales increase of $2.6 million in 2004 compared to 2003. Offsetting this increase was a decrease in the number of market hogs sold, reducing sales by $1.4 million. In addition, sales under our packer agreement, which ties the price we receive for market hogs to the price that the packer receives for pork products, decreased by $0.2 million due to the price we received according to the agreement.

Gross Profit

      Gross profit for the three months ended June 30, 2004 decreased $4.0 million compared to the three months ended June 30, 2003. Higher corn and soybean meal costs resulted in a $2.5 million decline in gross profit. A $0.2 million decline due to the packer agreement further reduced gross profit. An unrealized hedging loss of $3.9 million for the three months ended June 30, 2004 compared to an unrealized hedging gain of $0.4 million for the three months ended June 30, 2003 also reduced gross profit. Partially offsetting these decreases was an increase in average market hog prices, resulting in a gross profit improvement of $2.6 million. Gross profit also increased by $0.4 million due to reduced expenses for our cost-plus program which ties producer payments we make under the program to market hog prices. Gross profit as a percent of net sales declined from 6.7% for the three months ended June 30, 2003 to (10.6%) for the three months ended June 30, 2004 primarily due to the unrealized hedging loss for the three months ended June 30, 2004 versus a gain in the same period in 2003.

LAYERS

      Effective July 1, 2003, we consolidated MoArk as required by FIN 46 and presented the business as our layers segment in our financial statements. Prior periods were not restated. Prior to July 1, 2003, MoArk was accounted for under the equity method; accordingly, sales and gross profit for the three months ended June 30, 2003 were not included in our layers segment which is comprised solely of our ownership of MoArk.

Net Sales

      Net sales for the three months ended June 30, 2004 were $143.3 million compared to no net sales for the three months ended June 30, 2003 due to the consolidation of MoArk under FIN 46 on July 1, 2003. On a stand-alone basis, MoArk had net sales of $118.8 million for the three months ended June 30, 2003. The increase in net sales was driven primarily by higher egg market prices. For the three months ended June 30, 2004, the average market price of eggs per dozen was $0.92 versus $0.81 for the three months ended June 30, 2003. Total volume of shell eggs (in dozens) remained unchanged for the period ended June 30, 2004 compared to the same period in the prior year.

Gross Profit

      Gross profit for the three months ended June 30, 2004 was $16.9 million compared to no gross profit for the three months ended June 30, 2003 due to the consolidation of MoArk under FIN 46 on July 1, 2003. On a stand-alone basis, MoArk had gross profit of $9.7 million for the three months ended June 30, 2003. Increased egg prices, increased volume in shell eggs and operational savings accounted for MoArk's gross profit increase in 2004. An unrealized hedging loss of $1.8 million for the three months ended June 30, 2004 compared to $0 for the three months ended June 30, 2003, decreased gross profit.

SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Overview of Results

      Our net earnings were $61.9 million for the six months ended June 30, 2004 compared to $44.6 million for the six months ended June 30, 2003. Net earnings included income tax expense of $11.7 million compared to $6.3 million for the six months ended June 30, 2004 and 2003, respectively. Earnings increased primarily due to the effects of higher market prices for egg products and volume growth in the dairy foods and seed segments. Earnings also improved through operating efficiencies, particularly in dairy foods and layers segments, increased earnings from our investment in Agriliance and a $1.7 million gain on a divestiture of a business in the dairy foods segment. Partially offsetting these increases was an after-tax decrease in gain on legal settlements of $9.5 million in the feed segment. Feed also experienced weaker margins in 2004 compared to 2003 stemming from continued industry competition, rising ingredient prices and increased distribution costs. In addition, earnings were reduced by after-tax unrealized hedging losses totaling $5.2 million for the six months ended June 30, 2004 compared to gains of $3.7 million for 2003.

Net Sales

      Net sales for the six months ended June 30, 2004 increased $1,176.3 million, or 41.3%, to $4,027.9 million compared to the same period in 2003. The increase was partly attributed to the consolidation of MoArk effective July 1, 2003, which increased sales by $318.6 million, or 11%. Increases in dairy foods, feed, and seed sales contributed $871 million of increased sales, or 30%, compared to the six months ended June 30, 2003. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Gross Profit

      Gross profit for the six months ended June 30, 2004 increased $57.6 million, or 23%, to $308.5 million compared to $250.9 million for the six months ended June 30, 2003. The consolidation of MoArk increased gross profit by $51.8 million. Volume increases in the dairy foods and seed segments also contributed to the increase. Gross profit as a percent of net sales decreased 1.1 percentage points to 7.7% for the six months ended June 30, 2004 compared to 8.8% for the same period in 2003. The primarily reason for the decline was due to unrealized hedging losses of $8.5 million for the six months ended June 30, 2004 versus unrealized hedging gains of $6.0 million in the same period in 2003. The consolidation of MoArk, which has a higher-margin product mix, partly offset this decrease. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Selling, General and Administrative Expense

      Selling, general and administrative expense for the six months ended June 30, 2004 increased $34.5 million, or 15%, to $259.9 million compared to $225.4 million for the six months ended June 30, 2003. The increase was primarily due to the consolidation of MoArk, effective July 1, 2003, which added $18.2 million of selling, general and administrative expense for the six months ended June 30, 2004. Increased spending of $5.0 million in the dairy foods segment related to advertising and promotion costs and higher personnel costs contributed to the higher expenses. Also contributing to the increase was a $3.6 million gain on sale of a dairy facility in 2003 compared to no gain recorded in the same period for 2004. Selling, general and administrative expense as a percent of net sales decreased 1.4 percentage points to 6.5% for the six months ended June 30, 2004 from 7.9% for the same period in 2003. The decline as a percent of net sales is partially due to the consolidation of MoArk, which has a lower percentage of selling, general and administrative expense to net sales than our other segments, and also due to increased sales prices in dairy foods and feed due to rising commodity markets.

Restructuring and Impairment Charges

      For the six months ended June 30, 2004, we had restructuring and impairment charges of $2.5 million compared to $2.9 million for the same period in 2003. In 2004, we incurred $0.8 million of restructuring charges for employee severance in our dairy foods segment related to the closure of our Volga, South Dakota cheese facility. We also incurred $1.5 million for goodwill impairment in our seed segment related to assets held for sale. For the six months ended June 30, 2003, the $2.9 million of restructuring and impairment charges related to closures of certain manufacturing facilities within various business segments.

Interest Expense, Net

      Interest expense, net of interest income, was $44.0 million for the six months ended June 30, 2004 compared to $39.1 million for the six months ended June 30, 2003. Changes in our debt structure resulted in additional interest expense of $1.0 million for the six months ended June 30, 2004 compared to the same period for the prior year. The consolidation of MoArk effective July 1, 2003, resulted in additional interest expense of $3.0 million. Also, for 2004 we accelerated $1.5 million of deferred financing cost amortization as a result of prepayments made on our term loans with proceeds from an expansion of our receivables securitization facility. Combined interest rates for borrowings, excluding CoBank patronage, averaged 7.05% for the six months ended June 30, 2004 compared to 6.77% for the six months ended June 30, 2003.

Gain on Legal Settlements

      As a result of settled litigation, we recorded a gain on legal settlements of $4.5 million for the six months ended June 30, 2004 compared to a gain on legal settlements of $19.2 million for the six months ended June 30, 2003. These gains represent cash received from product suppliers against whom we alleged certain price-fixing claims.

Equity in Earnings of Affiliated Companies

      For the six months ended June 30, 2004, equity in earnings of affiliated companies was $66.5 million compared to $50.4 million for the six months ended June 30, 2003. Equity in earnings from Agriliance was $49.7 million for the six months ended June 30, 2004, which was a $5.8 million increase from the equity earnings of $43.9 million for the six months ended June 30, 2003. This increase was primarily driven by improved crop protection product margins and was partially offset by a decline in crop nutrient volumes. A discussion of net earnings for Agriliance can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Unconsolidated Businesses." MoArk equity in earnings from joint venture investments was $10.4 million for the six months ended June 30, 2004 compared to $1.1 million for the six months ended June 30, 2003. The increase in MoArk equity in earnings was driven primarily by improved market prices for eggs, in part as a result of a declining chick hatch, changes in response to new animal welfare guidelines and changing consumer dietary trends.

Income Taxes

      We recorded income tax expense of $11.7 million for the six months ended June 30, 2004 compared to $6.3 million for the six months ended June 30, 2003. The increase in income tax expense primarily resulted from improved earnings from MoArk.

Net Sales and Gross Profit by Business Segment

DAIRY FOODS

                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                     -----------------------------------------
(in millions)                           2004          2003         % CHANGE
                                     ---------     ----------      --------
Net sales........................    $ 1,942.2     $ 1,303.8        49.0%
Gross profit.....................         85.2          67.4        26.4%
    Gross profit % of net sales            4.4%          5.2%

Net Sales

      Net sales for the six months ended June 30, 2004 increased $638.4 million, or 49.0%, compared to the six months ended June 30, 2003. Butter and value-added cheese (retail, deli, and foodservice cheese) sales prices increased for the six months ended June 30, 2004 compared to the same period in 2003 due primarily to higher commodity prices, which resulted in increased sales of $124.0 million and $59.2 million, respectively. Bulk cheese sales increased $119.9 million due to the increase in the average commodity market price of cheese, up $0.61 per pound compared to the same period in 2003. Volume increases in value-added cheese for the six months ended June 30, 2004 also contributed to the increase in sales by $31.6 million . Value-added cheese volume increases were due to strong consumer demand, especially for foodservice cheese. Sales through our wholesale milk marketing program increased $264.4 million compared to the same period in 2003 due primarily to increases in milk market prices. Partially offsetting these increases was a $5.1 million volume decline in sales of butter and spreads. Declines in private label butter volumes due to consumer and trade reaction to higher market prices more than offset increases in branded butter and spread volumes. The branded butter volume increase was impacted by our spreadable butter with canola oil product, which was introduced in the six months ended June 30, 2003.

Gross Profit

      Gross profit for the six months ended June 30, 2004 increased $17.8 million compared to the six months ended June 30, 2003. Gross profit for value-added cheese increased $4.1 million due to higher profit margins as a result of higher commodity market prices. Volume increases for value-added cheese also increased gross profit by $4.1 million. Gross profit for bulk cheese increased by $14.5 million for the six months ended June 30, 2004 versus the same period in the prior year due to increased margins on mozzarella and whey products, product mix adjustments to higher-margin cheese, and operational efficiencies mainly due to the closures of the Gustine and Perham facilities in 2003. An unrealized hedging gain of $2.7 million for the six months ended June 30, 2004 compared to $0.7 million for the six months ended June 30, 2003 resulted in an additional $2.0 million of gross profit in 2004. Gross profit for butter and spreads was flat for the six months ended June 30, 2004 compared to 2003. Partially offsetting these increases was an $8.1 million decrease in gross profit in our wholesale milk marketing program. Gross profit as a percent of net sales declined 0.8 percentage points for the six months ended June 30, 2004 versus 2003 primarily due to product mix in butter and spreads as a result of high retail prices.

FEED

                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                     ------------------------------------
(in millions)                           2004          2003       % CHANGE
                                     ---------     ----------    --------
Net sales........................    $ 1,357.5     $ 1,196.2       13.5%
Gross profit.....................        126.0         139.6       (9.7)%
    Gross profit % of net sales            9.3%         11.7%

Net Sales

      Net sales for the six months ended June 30, 2004 increased $161.3 million, or 13.5%, compared to the six months ended June 30, 2003. Ingredients sales increased $71.3 million due to higher commodity prices in the six months ended June 30, 2004 compared to the same period in 2003. Formula feed sales, which includes both lifestyle and livestock feeds, increased $47.0 million due to increased volumes, particularly in horse and companion lifestyle animal feed, as well as higher commodity prices. Although livestock feed sales increased due to higher commodity prices, some of this increase was offset by slightly lower volumes for dairy, beef, and swine feed. Continued producer integration and exiting of a swine joint venture, as well as a geographic shift in livestock numbers are the primary causes for this volume decline. Sales of animal health, farm and ranch products were $11.1 million higher than in the six months ended June 30, 2003 due to the creation of Heritage Trading Company, a consolidated joint venture formed in March of 2003. Sales at other Land O'Lakes Farmland Feed LLC subsidiaries increased $34.5 million mainly due to increased sales of premix products.

Gross Profit

      Gross profit for the six months ended June 30, 2004 decreased $13.6 million, or 9.7%, compared to the six months ended June 30, 2003. Formula feed gross profit declined $11.6 million due primarily to volume declines in livestock feeds, product mix changes, continued industry competition, increased freight subsidies resulting from higher fuel costs, and increased ingredient prices. An unrealized hedging loss of $4.2 million for the six months ended June 30, 2004 compared to a gain of $3.6 million for the six months ended June 30, 2003 resulted in a reduction to gross profit of $7.8 million. Partially offsetting these declines was additional sales of ingredients, resulting in $4.1 million of additional gross profit due to focused purchasing opportunities in rising and volatile commodity markets. Gross profit for animal health, farm and ranch products was $1.0 million higher than for the six months ended June 30, 2003 due to the creation of Heritage Trading Company in March of 2003. Increased sales at a premix subsidiary resulted in increased gross profit of $1.3 million. Gross profit as a percent of net sales declined from 11.7% to 9.3% for the six months ended June 30, 2003 versus 2004, respectively. The decline is primarily due to product mix changes to lower-margin formula feed products and increased packaging, supplies, and fuel costs, as well as the unrealized hedging loss.

SEED

                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                     -------------------------------------
(in millions)                           2004         2003         % CHANGE
                                     ---------     ----------     --------
Net sales........................    $   374.4     $   303.0       23.6%
Gross profit.....................         48.0          40.7       17.9%
    Gross profit % of net sales           12.8%         13.4%

Net Sales

      Net sales for the six months ended June 30, 2004 increased $71.4 million to $374.4 million compared to net sales of $303.0 million for the six months ended June 30, 2003. Product mix in proprietary brands and volume growth from partnered sales resulted in increased corn sales of $39.4 million, or 33.5%. Soybean sales increased $21.2 million in 2004, or 21.7%, as a result of increased volumes in both proprietary and partnered brands. Alfalfa sales increased $3.8 million, or 13.1%, due to increased volumes related to good domestic and strong international markets. Cotton volumes increased $4.0 million as a result of a new partnership in 2004.

Gross Profit

      Gross profit for the six months ended June 30, 2004 increased $7.3 million to $48.0 million compared to gross profit of $40.7 million for the same period ended June 30, 2003. Gross profit for alfalfa increased $4.8 million, due to increased volumes and a lower inventory costs. Continued volume growth in partnered corn and proprietary product mix resulted in increased gross profit of $3.8 million, or 27.7%, over 2003. Gross profits for soybeans increased $1.8 million, or 13.7%, due to an increase in sales volumes. An unrealized hedging loss on soybean futures contracts of $3.3 million for the six months ended June 30, 2004 compared to an unrealized hedging gain of $0.3 million for the same period in 2003 decreased gross profit by $3.6 million. Gross profit as a percent of net sales declined 0.6 percentage points for the six months ended June 30, 2004 compared to 2003. The decline is primarily due to the unrealized hedging loss.

SWINE

                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                     --------------------------------------
(in millions)                            2004         2003         % CHANGE
                                     ---------     ----------      --------
Net sales........................    $    46.0     $    43.7        5.3%
Gross (loss) profit..............         (2.5)          0.4         n/a
    Gross profit % of net sales           -5.4%          0.9%

Net Sales

      Net sales for the six months ended June 30, 2004 increased $2.3 million, or 5.3%, compared to the same period for 2003. Average market hog prices increased from $40.06 to $50.12 per hundredweight for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 as a result of strong consumer demand, which resulted in a sales increase of $4.3 million. Partially offsetting this increase was a decrease in the number of market hogs sold, which reduced sales by $1.3 million. In addition, sales under our packer agreement, which ties the price we receive for market hogs to the price that the packer receives for pork products, decreased by $0.7 million.

Gross Profit

      Gross profit for the six months ended June 30, 2004 decreased $2.9 million compared to the six months ended June 30, 2003. Higher corn and soybean meal costs resulted in a $2.9 million decline in gross profit. A $0.7 million decline related to the packer agreement and an unrealized hedging loss of $3.9 million for the six months ended June 30, 2004 compared to an unrealized hedging gain of $1.4 million for the six months ended June 30, 2003 also reduced gross profit. Partially offsetting these decreases was an increase in average market hog prices which resulted in a gross profit improvement of $4.3 million. Gross profit also increased by $1.6 million due to reduced expenses for our cost-plus program which ties producer payments we make under the program to market hog prices. Gross profit as a percent of net sales declined 6.3 percentage points for the six months ended June 30, 2004 compared to 2003. The decline is primarily due to the unrealized hedging loss for 2004.

LAYERS

      Effective July 1, 2003, we consolidated MoArk as required by FIN 46 and presented the business as our layers segment in our financial statements. Prior periods were not restated. Prior to July 1, 2003, MoArk was accounted for under the equity method; accordingly, sales and gross profit for the six months ended June 30, 2003 were not included in our layers segment which is comprised solely of our ownership of MoArk.

Net Sales

      Net sales for the six months ended June 30, 2004 were $318.6 million compared to no net sales for the six months ended June 30, 2003 due to the consolidation of MoArk under FIN 46 on July 1, 2003. On a stand-alone basis, MoArk had net sales of $234.5 million for the six months ended June 30, 2003. The increase in net sales was driven primarily by higher egg market prices. For the six months ended June 30, 2004, the average market price of eggs per dozen was $1.06 versus $0.83 for the six months ended June 30, 2003. Total volume of shell eggs (in dozens) declined by approximately 2% for the six months ended June 30, 2004 compared to the same period in the prior year.

Gross Profit

      Gross profit for the six months ended June 30, 2004 was $51.8 million compared to no gross profit for the six months ended June 30, 2003, due to the consolidation of MoArk under FIN 46 on July 1, 2003. On a stand-alone basis, MoArk had gross profit of $19.4 million for the six months ended June 30, 2003. Increased egg prices and operational efficiencies resulted in MoArk's gross profit increase.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      We rely on cash from operations, borrowings under our bank facilities and bank term debt, and other institutionally-placed funded debt as the main sources for financing working capital requirements, additions to property, plant and equipment as well as acquisitions and investments in joint ventures. Other sources of funding consist of leasing arrangements, a receivables securitization facility and the sale of non-strategic assets.

      Total long-term debt, including the current portion, was $943.2 million as of June 30, 2004 compared to $1,073.2 million as of December 31, 2003. The decrease was due to term debt repayments of $126.5 million ($100 million of proceeds from the expansion of our receivables securitization facility was used to pay the term debt) and also a mark-to-market valuation of the unsecured notes related to our interest rate swaps of $4.0 million.

      Our primary sources of debt at June 30, 2004 included a $185 million revolving credit facility (which was amended in January, 2004 and expanded in July, 2004) and an $118.4 million institutional Term B loan, both of which are secured by the majority of the Company's assets. In addition, we have $175 million in secured notes, $350 million in unsecured notes and $191 million of capital securities. For more information, please see the caption below entitled "Principal Debt Facilities."

      At June 30, 2004, we also had long and short-term debt related to MoArk of $76.2 million. Land O'Lakes does not provide any guarantees or support for MoArk's debt. In addition, we had $36.9 million of other miscellaneous long-term debt at June 30, 2004.

      During the fourth quarter of 2001, we entered into a $100 million receivables securitization program to reduce overall financing costs. On March 31, 2004, we expanded the facility to $200 million. At June 30, 2004, $200 million was outstanding under this facility. In accordance with generally accepted accounting principles, this facility was not reflected as debt on our consolidated balance sheet. A more complete description of this accounts receivable securitization program is found below under the caption, "Off-balance Sheet Arrangements."

      Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. As of June 30, 2004, $135.0 million was available under our $185 million revolving credit facility for working capital and general corporate purposes after giving effect to $50.0 million of outstanding letters of credit, which reduce availability. There was no outstanding balance on the facility as of June 30, 2004. The revolving credit facility commitment was increased by $15 million in July 2004, to $200 million. In addition, at June 30, 2004, we had available cash on hand of $69.8 million, excluding an additional $20 million in cash held in escrow to support the capital lease financing of Cheese and Protein International. Total equities as of June 30, 2004 were $914.8 million.

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

      We expect total capital expenditures to be approximately $100 million in 2004, of which approximately $30 million relates to the Phase II installation at CPI's Tulare, California facility. Of such amounts, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures will be required. We had $41.4 million in capital expenditures for the six months ended June 30, 2004 compared to $35.0 million for the six months ended June 30, 2003.

CASH FLOWS

The following table summarizes the key elements for our cash flows for the following periods:

                                                 Six months ended    Six months ended
       (in millions)                               June 30, 2004      June 30, 2003
                                                 ----------------    -----------------
Net cash provided by operating activities...        $ 176.7             $  153.4
Net cash used by investing activities.......          (21.7)               (47.4)
Net cash used by financing activities.......         (195.5)               (84.8)

      Operating Activities. Net cash provided by operating activities increased by $23.3 million for the six months ended June 30, 2004 compared to the same period for 2003. Working capital requirements increased cash flow by $127.4 million primarily due to increased borrowings on our receivables securitization program. Partially offsetting this increase was a decrease in legal settlement proceeds of $111.4 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Legal settlement proceeds totaled $4.5 million for the six months ended June 30, 2004 compared to $115.9 million for the same period in 2003.

      Investing Activities. Net cash used by investing activities decreased $25.7 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease was primarily due to $20.0 million addition to restricted cash in 2003 compared to $0.1 million in 2004. Also, proceeds from the divestiture of a business of $7.5 million received in the six months ended June 30, 2004 and an $11.7 million increase in dividends received from affiliates, primarily MoArk, also contributed to the reduction in investment activities. These were partially offset by the $12.2 million acquisition of minority interest in Land O'Lakes Farmland Feed LLC during the six months ended June 30, 2004.

      Financing Activities. During the six months ended June 30, 2004, our financing activities resulted in a decrease in cash flow of $110.7 million compared to the same period in 2003. Payments on Term A and Term B loans were $54.9 million higher for the six months ended June 30, 2004 compared to 2003. MoArk debt payments, net of debt acquired, for the six months ended June 30, 2004 were $19.5 million. Moark was not consolidated in our financial statements for the six months ended June 30, 2003. In 2004, we also paid $4.2 million for debt issuance costs related to senior secured notes issued December of 2003 and for an amendment of our senior bank facilities in January 2004.

PRINCIPAL DEBT FACILITIES

      The principal term loans consisted of a syndicated Term A loan facility with a final maturity date of October 10, 2006 and a syndicated Term B loan facility with a final maturity of October 10, 2008. During the six months ended June 30, 2004, we made prepayments of $92.5 million on the Term A loan and $34.0 million on the Term B loan. The Term A loan was prepayable at any time without penalty and was completely paid off with these prepayments. At June 30, 2004, the Term B loan had a remaining balance of $118.4 million.

      The amortization schedule for the Term B loan facility is provided below.

                                       Term Loan B
                                       -----------
                                       (in millions)
2004 (remaining as of 6/30/04)           $      --
2005..........................                 1.1
2006..........................                 1.5
2007..........................                 1.5
2008..........................               114.3
                                         ---------
     Total....................           $   118.4
                                         =========

      Our $250.0 million revolving credit facility was scheduled to terminate on June 28, 2004. In January 2004, we completed an amendment to this facility. Under the amendment, the lenders have committed to make advances and issue letters of credit until January, 2007, in an aggregate amount not to exceed $185 million, subject to a borrowing base limitation. The amendment also increases the amount available for the issuance of letters of credit under the revolving facility from $50 million to $75 million. In July 2004, we obtained an additional $15 million in commitments to our revolving credit facility, increasing the total commitments under this facility to $200 million.

      Borrowings under the term loan and the revolving credit facility bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins are dependent upon Land O'Lakes leverage ratio in the case of the revolving credit facility. The margin on the Term B loan is fixed. As of June 30, 2004, the Term B loan interest rate was 4.73%.

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

      In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes are callable beginning in year six at a redemption price of 104.375%. In years seven and eight, the redemption price is 102.917% and 101.458%, respectively. The notes are callable at par beginning in year nine.

      In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of June 30, 2004, the outstanding balance of Capital Securities was $190.7 million.

      In April and May 2004 we entered into three $50 million fixed-to-floating interest rate swap agreements, designated as fair value hedges, in an effort to return to historical exposure levels for floating interest rate debt. These swaps mirror the terms of the 8.75% notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At June 30, 2004, the notional amount of the swaps is $150 million in aggregate and the fair value is negative $4.0 million.

    The credit agreements relating to the term loan and revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.0% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreements relating to the term loan and revolving credit facility require us to maintain an interest coverage ratio and a leverage ratio. These actual and required ratios for the periods indicated below are as follows:

                                                   As of and for the       As of and for the
                                                  twelve months ended         year ended
                                                     June 30, 2004         December 31, 2003
                                                  -------------------      -----------------
Actual Interest Coverage Ratio                         3.19 to 1               4.51 to 1
Required Interest Coverage Ratio:
  Must be at least                                     2.50 to 1               2.50 to 1

Actual Leverage Ratio                                  3.17 to 1               2.63 to 1
Required Leverage Ratio:
  Must be no greater than                              4.75 to 1               3.75 to 1

      An amendment to the credit agreements in January 2004 increased the required maximum leverage ratio from 3.75 to 1 to 4.75 to 1. The ratio steps down to 4.5 to 1 for the December 31, 2004 calculation, 4.0 to 1 for the December 31, 2005 calculation and to 3.75 to 1 for the December 31, 2006 calculation and thereafter.

      Indebtedness under the term loan and revolving credit facility is secured by substantially all of the material assets of Land O'Lakes and wholly-owned domestic subsidiaries (other than LOL Finance Co., LOLFC, LLC and LOL Farmland Feed SPV, LLC), including real and personal property, inventory, accounts receivable (other than those receivables which have been sold in connection with our receivables securitization), intellectual property and other intangibles. Indebtedness under the term loans and revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries (other than LOL Finance Co., LOLFC, LLC and LOL Farmland Feed SPV, LLC). The 9% senior notes are secured by a second lien on essentially all of the assets which secure the term loan and the revolving credit agreement, and are guaranteed by the same entities. The 8.75% senior notes are unsecured but are guaranteed by the same entities that guarantee the obligations under the term loan and revolving credit facility.

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

      On March 31, 2004, we completed an amendment to our receivables securitization facility. Under the amendment, the facility was increased from $100 million to $200 million. The amendment incorporates receivables generated in our dairy foods segment. In addition, the amendment increases the facility's term from one year to three years. Concurrently with the amendment, we applied the incremental proceeds from the expansion to our outstanding senior bank facilities, which included the mandatory payment in full of our Term A loan facility and a partial repayment on our Term B loan facility. The amendment also reduced the effective cost of the facility from LIBOR plus 175 basis points to LIBOR plus 137.5 basis points. As of June 30, 2004, $200.0 million was drawn under this securitization.

CAPITAL LEASES

      Cheese and Protein International (CPI), a consolidated joint venture of Land O'Lakes, leases the real property, certain equipment and the buildings relating to its cheese manufacturing and whey processing plant in Tulare,

California (the "Lease"). The Lease is accounted for as a capital lease in our consolidated financial statements, and as of June 30, 2004 the lease balance was $94.8 million. The Lease base term commenced on April 30, 2002 and expires on the fifth anniversary, unless CPI requests, and the lessor approves, one or more one-year base term extensions, which could extend the base term to no more than ten years. We have entered into a Support Agreement in connection with the Lease. Pursuant to this agreement, we can elect one of the following options in the event CPI defaults on its obligations under the Lease: (i) assume the obligations of CPI, (ii) purchase the leased assets, (iii) fully cash collateralize the Lease, or (iv) nominate a replacement lessee to be approved by the lessor. The lease agreement requires, among other things, that CPI maintain certain financial ratios including minimum tangible net worth and a minimum fixed charge coverage ratio. In addition, CPI is restricted as to borrowings and changes in ownership.

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

      Our joint venture partner, Mitsui, has a put option for its remaining interest, which can be exercised beginning on December 31, 2004 and which takes effect up to nine months following such notice. The put allows Mitsui to sell its entire remaining interest to us for $3.2 million, which we have reflected as a liability on our financial statements. Mitsui may exercise the option earlier, but only if certain specified actions are deliberately taken by CPI or Land O'Lakes to Mitsui's material disadvantage. We do not expect that such a scenario will occur. If we acquire Mitsui's remaining equity interest, and if we do not replace Mitsui with another partner, CPI would become a restricted subsidiary under the senior bank facilities at that time. As a restricted subsidiary under the senior bank facilities, CPI's on-balance sheet debt and income or loss would be included in the covenant calculations for our senior bank facilities. Further, as a restricted subsidiary under the senior bank facilities, CPI would be required to guarantee our senior bank facilities, the 8.75% senior unsecured notes and the 9% senior secured notes.

      MoArk, a consolidated joint venture of Land O'Lakes, had capital leases at June 30, 2004 of $11.2 million for land, buildings, machinery and equipment at various locations. Land O'Lakes does not provide any guarantees or support for any of MoArk's capital leases.

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2003, the FASB issued Statement of Financial Accounting Standards 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity." The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement was effective for us as of January 1, 2004. The adoption of this standard did not have a material impact on us.

      In December 2003, the FASB revised Statement of Financial Accounting Standards 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement revises the disclosures about pension and other postretirement benefit plans. It requires additional disclosure regarding changes in benefit obligations and fair value of plan assets. The statement was effective for the Company as of December 31, 2003. We adopted this Statement for the year ended December 31, 2003 and have provided the interim disclosures in
Item 1, Financial Statements, Note 13, Pension and Other Postretirement Plans.

      In May 2004, the FASB issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Position"). The position applies to sponsors of single-employer defined benefit postretirement health care plans that are impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). In general, the Act introduces a federal subsidy to sponsors that conclude that prescription drug benefits available under such plans are actuarially equivalent to the prescription drug benefit now provided under Medicare pursuant to the Act. The position is effective as of July 1, 2004, and we expect that the Act will result in a modest reduction in postretirement health care costs. The effects of the Act have not yet been included in the measurement of our accumulated benefit obligation.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q for the three months and six months ended June 30, 2004 includes forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

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

- WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS AND REGULATIONS APPLICABLE TO OUR OPERATIONS.

-     STRIKE OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR
      BUSINESS.

- THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.

    For a discussion of additional factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For the six months ended June 30, 2004 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

      We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to return to historical exposure levels for floating interest rate debt. Currently, we have three interest rate swaps relating to our 8.75% senior unsecured notes. The swaps mirror the terms of the 8.75% notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. The interest rate swaps are designated as fair value hedges of our fixed rate debt. As the critical terms of the swaps and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains on the swaps are completely offset by the fair value adjustment to the underlying debt.

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures.

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that, giving effect to the changes discussed in paragraph (b) below, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls.

      During the period covered by this report, the Company identified accounting errors at its Carlisle, PA dairy facility and in its financial reports for its dairy foods segment. The Company has restated its financial results for certain periods to reflect adjustments necessary to correct these accounting errors. The adjustments related primarily to the manner in which its Carlisle facility estimated and recorded monthly financial information. Because all information required to be recorded was not known at month-end, the Carlisle facility used an accounting model to estimate certain sales and cost of sales and the related accounts receivable, accounts payable and inventory and recorded financial information in accordance with the model. The accounts were not properly reconciled in subsequent periods to reflect the actual results. Other adjustments relate to accrual cutoffs and mathematical errors in inventory calculations. These errors and other adjustments affected periods beginning with the year ended December 31, 1997. The cumulative impact of these adjustments on net earnings through March 31, 2004 was an overstatement of $18.7 million. At the conclusion of the formal investigation of this matter by the Audit Committee of the Board of Directors, our external auditors, KPMG LLP, advised us that this matter involved a material weakness in our accounting procedures and related controls at our Carlisle, PA facility, which impacted the published consolidated financial statements for 1997 through the first quarter of 2004.

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

      Other than as identified above, there were no significant changes made in our internal controls during the period covered by this report or in other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

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

      Since July 2003, several lawsuits have been filed against the Company by Ohio alpaca producers in which it is alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers' alpacas. It is possible that additional lawsuits or claims relating to this matter could be brought against the Company. Although the amount of any loss that may result from these matters cannot be ascertained with certainty, we do not currently believe that, in the aggregate, they will result in losses material to our consolidated financial condition, future results of operations or cash flow.

      In December 2002, we reached settlements with defendants whom we claimed had illegally fixed the prices for various vitamin and methionine products we purchased. As a result of the settlements, we received proceeds of approximately $119.5 million in 2003. In the six months ended June 30, 2004, we received an additional $4.9 million of proceeds. When combined with the settlement proceeds received from similar claims settled since the commencement of these actions, we have received cumulatively approximately $189 million from the settling defendants. These claims that have been settled represent the vast majority of our vitamin and methionine purchases.

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

*     Filed electronically herewith

(b)   REPORTS ON FORM 8-K

      On April 26, 2004 the Company furnished a Report on Form 8-K to report the issuance of a press release containing the Company's first quarter earnings information.

      On June 25, 2004 the Company furnished a Report of Form 8-K to report the issuance of a press release containing the announcement of its intention to restate certain prior period results to correct accounting errors in the books and records of its Carlisle, Pennsylvania dairy facility.

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