Form 10-Q
period 2004-09-30
LAND O LAKES INC
filed 2004-11-12
CIK 1032562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004.

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

            The number of shares of the registrant's common stock outstanding as of October 31, 2004: 1,070 shares of Class A common stock, 4,383 shares of Class B common stock, 188 shares of Class C common stock, and 1,119 shares of Class D common stock.

            Land O'Lakes, Inc. is a cooperative. Our voting and non-voting common equity can only be held by our members. No public market for voting and non-voting common equity of Land O'Lakes, Inc. is established and it is unlikely, in the foreseeable future that a public market for our voting and non-voting common equity will develop.

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

                                      INDEX

                                                                                                                           PAGE
                                                                                                                           ----
PART I.  FINANCIAL INFORMATION......................................................................................         3

Item I. Financial Statements........................................................................................         3

Consolidated Balance Sheets as of September 30, 2004  and December 31, 2003 (unaudited).............................         3

Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 (unaudited)...         4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited).............         5

Notes to Consolidated Financial Statements (unaudited)..............................................................         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................        24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................................        43

Item 4.  Controls and Procedures....................................................................................        44

PART II.  OTHER INFORMATION.........................................................................................        44

Item 1.  Legal Proceedings..........................................................................................        44

Item 5.  Other Information..........................................................................................        45

Item 6.  Exhibits...................................................................................................        45

SIGNATURES..........................................................................................................        46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               LAND O'LAKES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                2004                  2003
                                                            -------------         ------------
                                                                     ($ IN THOUSANDS)
ASSETS

Current assets:
  Cash and short-term investments .......................   $      73,781         $    110,274
  Restricted cash .......................................          20,264               20,118
  Receivables, net ......................................         303,698              623,587
  Inventories ...........................................         521,110              496,826
  Prepaid expenses ......................................          44,538              246,373
  Other current assets ..................................          37,060               42,006
                                                            -------------         ------------
          Total current assets ..........................       1,000,451            1,539,184

Investments .............................................         534,130              506,641
Property, plant and equipment, net ......................         617,647              624,631
Property under capital lease, net .......................         102,698              109,145
Goodwill ................................................         332,593              373,083
Other intangibles .......................................         100,113              102,938
Other assets ............................................         124,721              133,438
                                                            -------------         ------------
          Total assets ..................................   $   2,812,353         $  3,389,060
                                                            =============         ============
LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations ......................   $      51,636         $     80,703
  Current portion of long-term debt .....................          10,110                7,841
  Current portion of obligations under capital lease.....          10,338               10,399
  Accounts payable ......................................         404,095              761,694
  Accrued expenses ......................................         240,859              226,476
  Patronage refunds and other member equities payable....          11,264               19,449
                                                            -------------         ------------
          Total current liabilities .....................         728,302            1,106,562

Long-term debt ..........................................         935,677            1,065,382
Obligations under capital lease .........................          93,121               99,650
Employee benefits and other liabilities .................         159,085              175,363
Minority interests ......................................           9,086               62,739

Equities:
  Capital stock .........................................           2,084                2,125
  Member equities .......................................         869,321              866,586
  Accumulated other comprehensive loss ..................         (64,435)             (64,669)
  Retained earnings .....................................          80,112               75,322
                                                            -------------         ------------
          Total equities ................................         887,082              879,364
                                                            -------------         ------------
Commitments and contingencies
Total liabilities and equities ..........................   $   2,812,353         $  3,389,060
                                                            =============         ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                            2004            2003           2004           2003
                                                         -----------    -----------    -----------     -----------
                                                                               ($ IN THOUSANDS)
Net sales .........................................      $ 1,796,512    $ 1,582,969    $ 5,824,421     $ 4,434,581
Cost of sales .....................................        1,705,914      1,449,355      5,425,325       4,050,096
                                                         -----------    -----------    -----------     -----------
Gross profit ......................................           90,598        133,614        399,096         384,485

Selling, general and administration ...............          113,169        120,341        373,058         345,736
Restructuring and impairment (recoveries) charges .             (273)           302          2,217           3,169
                                                         -----------    -----------    -----------     -----------
(Loss) earnings from operations ...................          (22,298)        12,971         23,821          35,580

Interest expense, net .............................           19,992         21,103         64,029          60,219
Loss (gain) on legal settlements, net .............              250         (3,355)        (4,297)        (22,532)
Other expense (income), net .......................               19             26         (1,502)           (670)
Equity in loss (earnings) of affiliated companies..            3,135         (5,587)       (63,391)        (56,018)
Minority interest in earnings of subsidiaries .....              204            723          1,323           3,639
                                                         -----------    -----------    -----------     -----------
(Loss) earnings before income taxes ...............          (45,898)            61         27,659          50,942
Income tax (benefit) expense ......................          (16,015)         1,694         (4,327)          8,023
                                                         -----------    -----------    -----------     -----------
Net (loss) earnings ...............................      $   (29,883)   $    (1,633)   $    31,986     $    42,919
                                                         ===========    ===========    ===========     ===========

Applied to:
 Member equities
   Allocated patronage refunds ....................      $    (6,952)   $    (6,231)   $    37,547     $    29,633
   Deferred equities ..............................             (910)         1,357         (8,888)        (12,925)
                                                         -----------    -----------    -----------     -----------
                                                              (7,862)        (4,874)        28,659          16,708
 Retained earnings ................................          (22,021)         3,241          3,327          26,211
                                                         -----------    -----------    -----------     -----------
                                                         $   (29,883)   $    (1,633)   $    31,986     $    42,919
                                                         ===========    ===========    ===========     ===========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                         2004         2003
                                                                       ---------    ---------
                                                                         ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings .....................................................   $  31,986    $  42,919
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Depreciation and amortization .................................      82,484       83,460
     Amortization of deferred financing charges ....................       4,632        3,489
     Bad debt expense ..............................................       1,170        2,699
     Proceeds from patronage revolvement received ..................       3,586        2,671
     Non-cash patronage income .....................................      (1,116)      (1,638)
     Receivable from legal settlement ..............................          --       96,707
     Deferred income tax (benefit) expense .........................      (1,154)       6,757
     Decrease in other assets ......................................       1,722        8,908
     (Decrease) increase in other liabilities ......................        (793)       4,027
     Restructuring and impairment charges ..........................       2,217        3,169
     (Gain) loss on divestiture of businesses ......................      (1,636)         700
     Equity in earnings of affiliated companies ....................     (63,391)     (56,018)
     Minority interests ............................................       1,323        3,639
     Other .........................................................      (1,819)     (12,623)
  Changes in current assets and liabilities, net of acquisitions and divestitures:
     Receivables ...................................................     312,860      138,597
     Inventories ...................................................     (24,152)     (16,408)
     Other current assets ..........................................     201,700      149,350
     Accounts payable ..............................................    (357,940)    (344,482)
     Accrued expenses ..............................................        (277)      14,057
                                                                       ---------    ---------
  Net cash provided by operating activities ........................     191,402      129,980

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .......................     (69,976)     (55,329)
  Acquisition of minority interest .................................     (12,150)          --
  Payments for investments .........................................        (692)      (9,815)
  Proceeds from divestiture of businesses ..........................       7,500          465
  Proceeds from sale of investments ................................       2,450        3,000
  Proceeds from sale of property, plant and equipment ..............      10,571       18,084
  Dividends from investments in affiliated companies ...............      35,155        5,193
  Increase in restricted cash ......................................        (146)     (20,000)
  Other ............................................................         382        2,998
                                                                       ---------    ---------
  Net cash used by investing activities ............................     (26,906)     (55,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt ...........................     (28,829)      13,330
  Proceeds from issuance of long-term debt .........................      17,293        6,215
  Principal payments on long-term debt .............................    (144,317)    (107,126)
  Principal payments on obligations under capital lease ............      (7,810)      (7,171)
  Payments for redemption of member equities .......................     (32,886)     (23,797)
  Payments for debt issuance costs .................................      (4,321)          --
  Other ............................................................        (119)         446
                                                                       ---------    ---------
  Net cash used by financing activities ............................    (200,989)    (118,103)
                                                                       ---------    ---------
  Net decrease in cash and short-term investments ..................     (36,493)     (43,527)
Cash and short-term investments at beginning of period .............     110,274       64,327
                                                                       ---------    ---------
Cash and short-term investments at end of period ...................   $  73,781    $  20,800
                                                                       =========    =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during periods for:
  Interest .........................................................   $  53,799    $  52,970
  Income taxes paid (recovered) ....................................   $  10,749    $  (1,461)

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)

                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated financial statements reflect, in the opinion of the management of Land O'Lakes, Inc. (the "Company"), all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 presentation. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-K/A. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

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

      In May 2004, the FASB issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Position"). The Position applies to sponsors of single-employer defined benefit postretirement health care plans that are impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). In general, the Act introduces a federal subsidy to sponsors that conclude that prescription drug benefits available under such plans are actuarially equivalent to the prescription drug benefit now provided under Medicare pursuant to the Act. The Position was effective for the Company as of July 1, 2004. The effects of the Act have been included in the Company's measurement of its accumulated benefit obligation in Note 13, Pension and Other Postretirement Benefit Plans.

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

      In accordance with the provisions of FASB Interpretation No. 46, effective July 1, 2003, the Company consolidated MoArk into its financial statements. Although Osborne has a 42.5% ownership interest in MoArk, the Company continues to be allocated 100% of the income or loss from the operations of MoArk (other than on capital transactions involving a realized gain or loss on intangible assets, which are allocated 50/50). In addition to consolidating MoArk, the Company has presumed for accounting purposes that it will acquire the remaining 42.5% in 2007. Effective July 1, 2003, the Company recorded this presumed $42.2 million payment as a long-term liability in the consolidated balance sheet as "employee benefits and other liabilities" at a present value of $31.6 million using an effective interest rate of 7%. The present value of this liability is $34.4 million at September 30, 2004.

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

4. RECEIVABLES

      A summary of receivables is as follows:

                                                       SEPTEMBER 30,     DECEMBER 31,
                                                           2004              2003
                                                       ------------      ------------
Trade accounts ....................................    $     70,450      $    327,913
Notes and contracts ...............................          64,299            63,984
Notes from sale of trade receivables (see Note 5)..          88,451           155,191
Other .............................................          96,280            96,051
                                                       ------------      ------------
                                                            319,480           643,139
Less allowance for doubtful accounts ..............          15,782            19,552
                                                       ------------      ------------
Total receivables, net ............................    $    303,698      $    623,587
                                                       ============      ============

      A substantial portion of Land O'Lakes receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collections of these receivables may be dependent upon economic returns in these industries. The Company's credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.

5. RECEIVABLES PURCHASE FACILITY

      In December 2001, the Company established a $100 million receivables purchase facility with CoBank, ACB ("CoBank"). In March 2004, the facility was expanded to $200 million. A wholly-owned, unconsolidated special purpose entity ("SPE") has been established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales, and, accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheet. However, the Company retains credit risk related to the repayment of the notes receivable with the SPE, which, in turn, is dependent upon the credit risk of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At September 30, 2004, $200 million was outstanding under this facility and at December 31, 2003, $20 million was outstanding under this facility. The total accounts receivable sold during the three months ended September 30, 2004 and 2003 were $1,410 million and $448 million, respectively. The total accounts receivable sold during the nine months ended September 30, 2004 and 2003 were $3,945 million and $1,695 million, respectively.

6. INVENTORIES

      A summary of inventories is as follows:

                            SEPTEMBER 30,    DECEMBER 31,
                                2004             2003
                           ---------------  ---------------
Raw materials .....        $       143,283  $       159,511
Work in process ...                 29,909           33,645
Finished goods ....                347,918          303,670
                           ---------------  ---------------
Total inventories..        $       521,110  $       496,826
                           ===============  ===============

7. INVESTMENTS

      A summary of investments is as follows:

                                                         SEPTEMBER 30,      DECEMBER 31,
                                                              2004              2003
                                                         -------------      ------------
CF Industries, Inc....................................   $     249,502      $    249,502
Agriliance LLC........................................         118,342            92,134
Ag Processing Inc.....................................          38,293            37,941
Advanced Food Products LLC............................          30,066            29,494
CoBank, ACB...........................................          16,096            18,583
Universal Cooperatives ...............................           7,529             8,224
Melrose Dairy Proteins, LLC...........................           7,596             6,623
Agronomy Company of Canada Ltd........................          10,194             7,954
Prairie Farms Dairy, Inc..............................           5,536             5,125
Other -- principally cooperatives and joint ventures..          50,976            51,061
                                                         -------------      ------------
Total investments.....................................   $     534,130      $    506,641
                                                         =============      ============

      During the nine months ended September 30, 2004, the Company sold its investment in a swine joint venture for $2.0 million in cash and an investment in the feed segment for $0.5 million in cash.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The carrying amount of goodwill is as follows:

                                                        SEPTEMBER 30,       DECEMBER 31,
                                                            2004                2003
                                                        -------------       ------------
Dairy Foods ..........................................  $      66,259       $     66,259
Feed .................................................        114,266            150,922
Seed .................................................         10,898             12,405
Agronomy .............................................         59,165             63,733
Layers ...............................................         82,005             79,764
                                                        -------------       ------------
Total goodwill........................................  $     332,593       $    373,083
                                                        =============       ============

      The decrease in goodwill of $40.5 million mainly resulted from a $36.1 million reduction related to the acquisition of the minority interest of Land O'Lakes Farmland Feed LLC in June 2004, amortization associated with investments in joint ventures and cooperatives of $5.1 million, and an impairment of $1.5 million in the seed segment.

OTHER INTANGIBLE ASSETS

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   2004               2003
                                                               -------------      ------------
Amortized other intangible assets:
  Patents, less accumulated amortization
     of $3,523 and $2,622, respectively ..................    $       13,247      $     14,147
  Trademarks, less accumulated amortization of
     $2,415 and $2,044, respectively .....................             1,925             2,296
  Other intangible assets, less accumulated
     amortization of $14,443 and $12,783, respectively ...             8,316             9,870
                                                              --------------      ------------
Total amortized other intangible assets ..................            23,488            26,313
Total non-amortized other intangible assets - trademarks..            76,625            76,625
                                                              --------------      ------------
Total other intangible assets ............................    $      100,113      $    102,938
                                                              ==============      ============

      Amortization expense for the three months ended September 30, 2004 and 2003 was $1.4 million and $1.4 million, respectively. Amortization expense for the nine months ended September 30, 2004 and 2003 was $3.3 million and $3.7 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.8 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 9 years.

9. DEBT OBLIGATIONS

      The Company had notes and short-term obligations of $51.6 million at September 30, 2004 and $80.7 million at December 31, 2003. The Company also has a $200 million revolving credit facility due January, 2007, with variable interest based on the London InterBank Offered Rate (LIBOR). There were no borrowings on this facility as of September 30, 2004.

      A summary of long-term debt is as follows:

                                                    SEPTEMBER 30,        DECEMBER 31,
                                                        2004                 2003
                                                    -------------        ------------
Term A loan - quarterly installments through
  2006 (variable rate based on LIBOR) .........     $         --         $    92,473
Term B loan - quarterly installments through
  2008 (variable rate based on LIBOR) .........          118,373             152,374
Senior unsecured notes - due 2011 (8.75%) .....          350,000             350,000
Senior secured notes - due 2010 (9.00%) .......          175,000             175,000
MoArk LLC debt - due 2004 through 2023
  (5.94% weighted average) ....................           74,474              75,785
Industrial development revenue bonds and
  other secured notes payable - due 2004
  through 2016 (1.1% to 5.5%) .................           14,923              14,940
Capital Securities of Trust Subsidiary -
  due 2028 (7.45%) ............................          190,700             190,700
Other debt ....................................           22,317              21,951
                                                    ------------         -----------
                                                         945,787           1,073,223
Less current portion ..........................           10,110               7,841
                                                    ------------         -----------
Total long-term debt ..........................     $    935,677         $ 1,065,382
                                                    ============         ===========

      On March 31, 2004, the Company amended its receivables securitization facility which expanded the facility from $100 million to $200 million. The incremental proceeds from the expansion were used to make prepayments on the term loans. A mandatory $76.0 million payment in full was made for the Term A loan and a $24.0 million partial repayment was made for the Term B loan. Additional mandatory prepayments made in February 2004 were $16.5 million for the Term A loan and $10.0 million for the Term B loan.

      The weighted average interest rates on short-term borrowings and notes outstanding at September 30, 2004 and December 31, 2003 were 3.58% and 3.56%, respectively. Borrowings under the revolving credit facility and the term loan bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margin depends on Land O'Lakes leverage ratio in the case of the revolving credit facility. The margin on the Term B loan is fixed at 350 basis points over LIBOR. Based upon Land O'Lakes leverage ratio as of September 30, 2004, the LIBOR margin for the revolving credit facility is 250 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of Land O'Lakes. As of September 30, 2004, the interest rate on the Term B loan was 4.73%.

10. OTHER COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income and the components of other comprehensive income
(loss) were as follows:

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                                               2004              2003               2004               2003
                                                             --------          --------           --------           --------
Net (loss) earnings .................................        $(29,883)         $ (1,633)          $ 31,986           $ 42,919
Translation adjustment ..............................            (350)             (234)               (82)              (535)
Change in  the fair value of marketable securities...
                                                                 (401)               83               (843)               575
Change in minimum pension liability (net of tax).....

                                                                1,159            (4,733)             1,159             (4,733)
                                                             --------          --------           --------           --------
Total comprehensive (loss) income  ...................        $(29,475)         $ (6,517)          $ 32,220           $ 38,226
                                                             ========          ========           ========           ========

11. PURCHASE OF MINORITY INTEREST / NAME CHANGE

      In June 2004, the Company completed the purchase of the remaining 8% of Land O' Lakes Farmland Feed LLC from Farmland Industries, giving the Company 100% ownership of the Entity. The Company paid $12.2 million to purchase the minority interest. As a result of this acquisition, a minority interest of $55 million for this joint venture was eliminated from the consolidated balance sheet. Effective as of October 21, 2004, Land O'Lakes Farmland Feed LLC was renamed Land O' Lakes Purina Feed LLC.

12. DERIVATIVE FINANCIAL INSTRUMENTS

      In April and May 2004, the Company entered into three $50 million fixed-to-floating interest rate swap agreements, designated as fair value hedges, in an effort to return to historical exposure levels for floating interest rate debt. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At September 30, 2004, the aggregate notional amount of the swaps was $150 million and the fair value was $0.7 million.

13. PENSION AND OTHER POSTRETIREMENT PLANS

      The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended September 30:

                                                                                    OTHER POSTRETIREMENT
                                                   PENSION BENEFITS                       BENEFITS
                                              --------------------------           ----------------------
                                                2004              2003              2004            2003
                                              --------           -------           ------          ------
Service cost ..........................        $ 4,278           $ 4,147           $  201          $  201
Interest cost .........................          6,842             6,792            1,020           1,088
Expected return on assets .............         (8,184)           (8,202)              --              --
Amortization of actuarial loss ........          1,481               443              586             542
Amortization of prior service cost ....            181               211               66              67
Amortization of transition obligation..             --                --              161             161
                                               -------           -------           ------          ------
Net periodic benefit cost .............        $ 4,598           $ 3,391           $2,034          $2,059
                                               =======           =======           ======          ======

      The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the nine months ended September 30:

                                                                                     OTHER POSTRETIREMENT
                                                     PENSION BENEFITS                       BENEFITS
                                             -----------------------------           ----------------------
                                                 2004               2003              2004            2003
                                              ---------          ---------           ------          ------
Service cost ...........................      $  12,834          $  12,440           $  603          $  603
Interest cost ..........................         20,528             20,377            3,060           3,264
Expected return on assets ..............        (24,552)           (24,605)              --              --
Amortization of actuarial loss .........          4,443              1,328            1,759           1,626
Amortization of prior service cost .....            542                633              199             201
Amortization of transition obligation...             --                 --              482             483
                                              ---------          ---------           ------          ------
Net periodic benefit cost ..............      $  13,795          $  10,173           $6,103          $6,177
                                              =========          =========           ======          ======

      The Company expects to contribute approximately $12 million to its defined benefit pension plans and $7 million to its other postretirement benefits plans in 2004. During the three months ended September 30, 2004, the Company contributed $0.6 million to its defined benefit pension plans and $2.2 million to its other postretirement benefits plans. During the nine months ended September 30, 2004, the Company contributed $1.8 million to its defined benefit pension plans and $5.3 million to its other postretirement benefits plans.

RETIREE MEDICAL PLAN

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. In general, the Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position 106-2, effective for the Company July 1, 2004, providing final guidance on accounting for the Act. The Company recorded the effects of the subsidy in measuring net periodic postretirement benefit cost for the nine months ended September 30, 2004. This resulted in a reduction in the accumulated postretirement benefit obligation ("APBO") for the subsidy related to benefits attributed to past service of $8.4 million. The subsidy resulted in a reduction in current period net periodic postretirement benefit costs for the nine months ended September 30, 2004 of $0.9 million. The components of this savings were the reduction in interest costs on APBO of $0.3 million, amortization of net loss of $0.6 million and no reduction in current period service costs. The Company has not incurred a reduction in current gross benefit payments and expects to receive subsidy payments beginning in 2006.

14. RESTRUCTURING AND IMPAIRMENT CHARGES

RESTRUCTURING CHARGES

      For the three months ended September 30, 2004, the dairy foods segment recorded a restructuring reversal of $1.2 million related to the closure of a facility in Volga, South Dakota. For the three months ended September 30, 2003, dairy foods recorded restructuring charges of $0.3 million for the closure of certain manufacturing facilities.

      For the nine months ended September 30, 2004, the dairy foods segment recorded a restructuring reversal of $0.4 million related to the closure of a facility in Volga, South Dakota. For the nine months ended September 30, 2003, the Company recorded restructuring charges of $2.8 million. Of this amount, dairy foods recorded a restructuring charge of $1.9 million, feed recorded a restructuring charge of $0.6 million, and seed recorded a restructuring charge of $0.3 million for costs related to closing facilities.

IMPAIRMENT CHARGES

      For the three months ended September 30, 2004, the feed segment recorded a $0.7 million charge for the impairment of assets held for sale. The swine segment recorded a $0.1 million impairment charge on certain assets. For the three months ended September 30, 2003, the Company recorded no impairment charges.

      For the nine months ended September 30, 2004, the seed segment recorded goodwill impairment charges of $1.5 million and the feed segment recorded an impairment of $1.0 million for assets held for sale. For the nine months ended September 30, 2003, the Company recorded impairment charges of $0.3 million in the seed segment and $0.1 million in the feed segment for write-downs of certain plant assets to their estimated fair values.

15. LEGAL SETTLEMENTS

      During the nine months ended September 30, 2004 and 2003, the Company recognized gains on legal settlements of $4.3 million and $22.5 million, respectively, of which a loss of $0.3 million was recognized for the three months ended September 30, 2004, and $3.4 million of gains were recognized for the three months ended September 30, 2003. The $0.3 million loss represents a cash payment made to settle certain patent disputes. The gains for the nine months ended September 30, 2004 and 2003 primarily represent cash received from product suppliers against whom the Company alleged certain price-fixing claims.

16. OTHER (INCOME) EXPENSE, NET

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                  2004           2003           2004            2003
                                                  ----           ----         -------           -----
(Gain) loss on sale of investments .......        $ (9)          $ 26         $   134           $(820)
Gain on sale of intangible ...............          --             --              --            (550)
Loss (gain) on divestiture of businesses..          28             --          (1,636)            700
                                                  ----           ----         -------           -----
Total other expense (income), net ........        $ 19           $ 26         $(1,502)          $(670)
                                                  ====           ====         =======           =====

      During the nine months ended September 30, 2004, the Company recorded a $0.1 million loss on the sale of investments and a $1.7 million gain on the divestiture of QC, Inc., an environmental, dairy and food testing company. During the nine months ended September 30, 2003, the Company recorded a $0.8 million gain on sale of an investment in a swine joint venture within the feed segment, a $0.6 million gain on the sale of a customer list within the feed segment, and $0.7 million loss on divestiture of a business within the feed segment.

17. SEGMENT INFORMATION

      The Company operates in six segments: Dairy Foods, Feed, Seed, Swine, Agronomy and Layers.

      The dairy foods segment produces, markets, and sells products such as butter, spreads, cheese, and other dairy related products. Products are sold under well-recognized national brand names including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under regional brand names such as New Yorker.

      The feed segment is largely comprised of the operations of Land O'Lakes Purina Feed LLC ("Land O'Lakes Purina Feed"), the Company's wholly owned subsidiary. Land O'Lakes Purina Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives.

      The seed segment is a supplier and distributor of crop seed products in the United States. A variety of crop seed is sold, including alfalfa, soybeans, corn, forage and turf grasses.

      The swine segment has two programs: farrow-to-finish and swine aligned. The farrow-to-finish program produces and sells market hogs. The swine aligned program raises feeder pigs which are sold to local member cooperatives.

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

                                                                                                               OTHER/
                                        DAIRY FOODS     FEED       SEED      SWINE     AGRONOMY   LAYERS   ELIMINATION CONSOLIDATED
                                        -----------  ---------   --------   --------   --------  --------  ----------- ------------
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2004
  Net sales ............................ $ 951,705   $ 665,695   $ 48,901   $ 24,246   $    --   $111,285  $   (5,320) $  1,796,512
  Cost of sales (1) ....................   913,954     620,055     42,099     26,547        (2)   108,590      (5,329)    1,705,914
  Selling, general and administration ..    35,526      55,055     10,494      1,429     2,961      7,882        (178)      113,169
  Restructuring and impairment
  (recoveries) charges  ................    (1,155)        740         --        142        --         --          --          (273)
  Interest expense (income), net .......     7,070       7,077       (413)     1,482     2,469      3,097        (790)       19,992
  Loss on legal settlements ............       250          --         --         --        --         --          --           250
  Other expense (income), net ..........        28         (10)        --         --        --         --           1            19
  Equity in (earnings) loss of
   affiliated  companies ...............      (214)       (220)        --     (1,097)    3,034      1,633          (1)        3,135

  Minority interest in earnings of
   subsidiaries ........................        --         203         --         --        --         --           1           204
                                         ---------   ---------   --------   --------   -------   --------  ----------  ------------
  (Loss) earnings before income taxes .. $  (3,754)  $ (17,205)  $ (3,279)  $ (4,257)  $(8,462)  $ (9,917) $      976  $    (45,898)
                                         =========   =========   ========   ========   =======   ========  ==========  ============

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2003
  Net sales ............................ $ 785,860   $ 588,882   $ 46,483    $22,824   $    --   $142,129  $   (3,209) $  1,582,969
  Cost of sales (1) ....................   746,380     528,390     36,330     21,701        --    121,440      (4,886)    1,449,355
  Selling, general and administration ..    33,653      56,626     12,286      1,334     3,228     12,075       1,139       120,341
  Restructuring and impairment charges .       300          --          2         --        --         --          --           302
  Interest expense (income), net .......     7,108       8,258       (413)     1,630     1,723      3,427        (630)       21,103
  Gain on legal settlements ............       (65)     (3,290)        --         --        --         --          --        (3,355)
  Other expense ........................        --          26         --         --        --         --          --            26
  Equity in (earnings) loss of
   affiliated companies ................    (2,192)       (189)        --       (339)      464     (3,344)         13        (5,587)
  Minority interest in earnings of
   subsidiaries ........................        --         723         --         --        --         --          --           723
                                         ---------   ---------   --------   --------   -------   --------  ----------  ------------
  (Loss) earnings before income taxes... $     676   $  (1,662)  $ (1,722)  $ (1,502)  $(5,415)  $  8,531  $    1,155  $         61
                                         =========   =========   ========   ========   =======   ========  ==========  ============

                                                                                                              OTHER/
                                     DAIRY FOODS     FEED        SEED      SWINE     AGRONOMY    LAYERS    ELIMINATION  CONSOLIDATED
                                    ------------ -----------   ---------  --------   --------   ---------  -----------  ------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2004

  Net sales ....................... $ 2,893,859  $ 2,023,164   $ 423,261  $ 70,227   $     --   $ 429,932  $  (16,022)  $ 5,824,421
  Cost of sales (1) ...............   2,770,901    1,851,531     368,434    75,081         (2)    375,411     (16,031)    5,425,325
  Selling, general and
   administration .................     119,395      175,937      37,183     4,190     10,080      26,086         187       373,058
  Restructuring and  impairment
   (recoveries) charges ...........        (355)         950       1,480       142         --          --          --         2,217
  Interest expense (income),
   net ............................      21,797       20,234       2,306     4,472      6,872      10,586      (2,238)       64,029
  Loss (gain) on legal
   settlements ....................         584       (4,433)         --        --         --        (448)         --        (4,297)
  Other (income) expense, net .....      (1,636)          56          --        78         --          --          --        (1,502)
  Equity in (earnings) loss
   of affiliated companies ........      (5,172)      (1,216)         --    (1,716)   (46,572)     (8,722)          7       (63,391)
  Minority interest in
   earnings of subsidiaries .......          --        1,323          --        --         --          --          --         1,323
                                    -----------  -----------   ---------  --------   --------   ---------  ----------   -----------
  (Loss) earnings before
   income taxes ................... $   (11,655) $   (21,218)  $  13,858  $(12,020)  $ 29,622   $  27,019  $    2,053   $    27,659
                                    ===========  ===========   =========  ========   ========   =========  ==========   ===========

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003

  Net sales ....................... $ 2,089,693  $ 1,785,035   $ 349,475  $ 66,490   $     --   $ 142,129  $    1,759   $ 4,434,581
  Cost of sales (1) ...............   1,982,831    1,584,960     298,599    64,982         --     121,440      (2,716)    4,050,096
  Selling, general and
   administration .................     106,236      172,649      34,557     3,934      9,911      13,053       5,396       345,736
  Restructuring and
   impairment charges .............       1,900          707         562        --         --          --          --         3,169
  Interest expense (income),
   net ............................      21,157       22,100       1,838     4,343      6,465       6,073      (1,757)       60,219
  Gain on legal settlements .......        (103)     (22,429)         --        --         --          --          --       (22,532)
  Other income ....................          --         (670)         --        --         --          --          --          (670)
  Equity in (earnings) loss
   of affiliated companies ........      (3,322)        (921)         --       (49)   (44,173)     (7,597)         44       (56,018)
  Minority interest in
   earnings of subsidiaries .......          --        3,639          --        --         --          --          --         3,639
                                    -----------  -----------   ---------  --------   --------   ---------  ----------   -----------
  (Loss) earnings before
   income taxes ................... $   (19,006) $    25,000   $  13,919  $ (6,720)  $ 27,797   $   9,160  $      792   $    50,942
                                    ===========  ===========   =========  ========   ========   =========  ==========   ===========

(1) Cost of sales includes
unrealized hedging losses
(gains) of:
 For the three months ended
   September 30, 2004 ............  $     2,799  $    11,554   $   3,171  $    (65)   $    --   $   2,415  $       --   $    19,874
  For the three months ended
   September 30, 2003 ............          735         (280)       (962)     (416)        --          --          --          (923)
  For the nine months ended
   September 30, 2004 ............           93       15,789       6,510     3,789         --       2,169          --        28,350
  For the nine months ended
   September 30, 2003 ............           39       (3,833)     (1,267)   (1,836)        --          --          --        (6,897)

18. CONSOLIDATING FINANCIAL INFORMATION

      The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

      In June 2004, the Company completed the purchase of the remaining 8% of Land O' Lakes Farmland Feed LLC from Farmland Industries, giving the Company 100% ownership of the Entity. (Effective as of October 21, 2004, Land O'Lakes Farmland Feed LLC has been renamed Land O' Lakes Purina Feed LLC.) Accordingly, the Land O'Lakes Purina Feed LLC financial information, except for its majority-owned subsidiaries which are excluded from the guarantee, has been combined with the wholly-owned consolidated guarantors in the following supplemental financial information.

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

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2004

                                          LAND        WHOLLY-
                                      O'LAKES, INC.    OWNED
                                         PARENT     CONSOLIDATED  NON-GUARANTOR
                                        COMPANY      GUARANTORS    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                      ------------- ------------  -------------   ------------    ------------
                                                     ASSETS

Current assets:
  Cash and short-term
     investments ...................  $     51,782  $     (8,033) $      30,03    $         --    $     73,781
  Restricted cash ..................        20,264            --            --              --          20,264
  Receivables, net .................       154,172       242,705       101,749        (194,928)        303,698
  Inventories ......................       324,229       147,218        49,663              --         521,110
  Prepaid expenses .................        35,334         6,250         2,954              --          44,538
  Other current assets .............        19,159        11,951         5,950              --          37,060
                                      ------------  ------------  ------------    ------------    ------------
       Total current assets ........       604,940       400,091       190,348        (194,928)      1,000,451
Investments ........................     1,332,372        19,037         8,952        (826,231)        534,130
Property, plant and equipment, net..       225,986       229,714       161,947              --         617,647
Property under capital lease, net ..             1            30       102,667              --         102,698
Goodwill ...........................       186,349        81,999        64,245              --         332,593
Other intangibles ..................         1,816        95,077         3,220              --         100,113
Other assets .......................        54,544        34,628        55,115         (19,566)        124,721
                                      ------------  ------------  ------------    ------------    ------------
       Total assets ................  $  2,406,008  $    860,576  $    586,494    $ (1,040,725)   $  2,812,353
                                      ============  ============  ============    ============    ============

                                               LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term
     obligations .................... $    115,527  $      2,964  $     94,116    $   (160,971)   $     51,636
  Current portion of long-term debt..        3,080        40,239         6,980         (40,189)         10,110
  Current portion of obligations
     under capital lease ............           --            --        10,338              --          10,338
  Accounts payable ..................      237,116       136,547        34,766          (4,334)        404,095
  Accrued expenses ..................      178,472        42,571        19,816              --         240,859
  Patronage refunds and other
    member equities payable .........       11,264            --            --              --          11,264
                                      ------------  ------------  ------------    ------------    ------------
       Total current liabilities ....      545,459       222,321       166,016        (205,494)        728,302
Long-term debt ......................      856,799        10,183        77,695          (9,000)        935,677
Obligations under capital lease .....           --            11        93,110              --          93,121
Employee benefits and other
  liabilities .......................      116,668        28,980        13,437              --         159,085
Minority.interests ..................           --         6,231         2,855              --           9,086
Equities:
  Capital stock .....................        2,084       469,073       129,286        (598,359)          2,084
  Member.equities ...................      869,321            --            --              --         869,321
  Accumulated other
    comprehensive loss ..............      (64,435)         (653)           --             653         (64,435)
  Retained earnings .................       80,112       124,430       104,095        (228,525)         80,112
                                      ------------  ------------  ------------    ------------    ------------
       Total equities ...............      887,082       592,850       233,381        (826,231)        887,082
                                      ------------  ------------  ------------    ------------    ------------
Commitments and contingencies
Total liabilities and
  equities .......................... $  2,406,008  $    860,576  $    586,494    $ (1,040,725)   $  2,812,353
                                      ============  ============  ============    ============    ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                                LAND          WHOLLY-
                                              O'LAKES,         OWNED
                                             INC.PARENT     CONSOLIDATED  NON-GUARANTOR
                                               COMPANY      GUARANTORS    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                             ----------     ------------  -------------  ------------    ------------
Net sales ................................   $  849,851     $   754,264   $    192,397   $        --     $  1,796,512
Cost of sales ............................      808,106         707,578        190,230            --        1,705,914
                                             ----------     -----------   ------------   -----------     ------------
Gross profit .............................       41,745          46,686          2,167            --           90,598
Selling, general and administrative ......       48,934          54,698          9,537            --          113,169
Restructuring and impairment (recoveries)
  charges ................................       (2,493)          2,220             --            --             (273)
                                             ----------     -----------   ------------   -----------     ------------
Loss from operations .....................       (4,696)        (10,232)        (7,370)           --          (22,298)
Interest expense (income), net ...........       17,456             863          1,673            --           19,992
Loss on legal settlements ................          250              --             --            --              250
Other expense (income), net ..............          646            (627)            --            --               19
Loss (equity) in earnings of affiliated
  companies ..............................       22,829            (250)         1,632       (21,076)           3,135
Minority interest in (loss) earnings of
  subsidiaries ...........................           --             (16)           220            --              204
                                             ----------     -----------   ------------   -----------     ------------
(Loss) earnings before income taxes ......      (45,877)        (10,202)       (10,895)       21,076          (45,898)
Income tax (benefit) expense .............      (15,994)             93           (114)           --          (16,015)
                                             ----------     -----------   ------------   -----------     ------------
Net (loss) earnings ......................   $  (29,883)    $   (10,295)  $    (10,781)  $    21,076     $    (29,883)
                                             ==========     ===========   ============   ===========     ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                  LAND           WHOLLY-
                                                O'LAKES,          OWNED
                                               INC.PARENT     CONSOLIDATED   NON-GUARANTOR
                                                COMPANY        GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                               ----------     ------------   -------------   ------------    ------------
Net sales ................................     $2,940,684     $  2,207,627   $     676,110   $        --     $  5,824,421
Cost of sales ............................      2,778,650        2,026,474         620,201            --        5,425,325
                                               ----------     ------------   -------------   -----------     ------------
Gross profit .............................        162,034          181,153          55,909            --          399,096
Selling, general and administrative ......        161,827          180,005          31,226            --          373,058
Restructuring and impairment (recoveries)
  charges ................................           (213)           2,430              --            --            2,217
                                               ----------     ------------   -------------   -----------     ------------
Earnings (loss) from operations ..........            420           (1,282)         24,683            --           23,821
Interest expense, net ....................         57,486              932           5,611            --           64,029
Gain on legal settlements ................         (3,560)            (289)           (448)           --           (4,297)
Other (income) expense, net ..............           (941)            (561)             --            --           (1,502)
Equity in (earnings) loss of affiliated
  companies ..............................        (74,655)          (1,106)         (8,722)       21,092          (63,391)
Minority interest in earnings (loss) of
  subsidiaries ...........................            459              (16)            880            --            1,323
                                               ----------     ------------   -------------   -----------     ------------
Earnings (loss) before income taxes ......         21,631             (242)         27,362       (21,092)          27,659
Income tax (benefit) expense .............        (10,355)             208           5,820            --           (4,327)
                                               ----------     ------------   -------------   -----------     ------------
Net earnings (loss) ......................     $   31,986     $       (450)  $      21,542   $   (21,092)    $     31,986
                                               ==========     ============   =============   ===========     ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                               LAND        WHOLLY-
                                                             O'LAKES,       OWNED
                                                            INC.PARENT   CONSOLIDATED  NON-GUARANTOR
                                                              COMPANY     GUARANTORS    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                            ----------   ------------  -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) ....................................  $   31,986   $      (450)  $    21,542    $   (21,092)  $    31,986
  Adjustments to reconcile net earnings
    (loss) to net cash provided by operating activities:

    Depreciation and amortization ........................      38,006        27,097        17,381             --         82,484
    Amortization of deferred financing costs .............       4,172            --           460             --          4,632
    Bad debt expense .....................................       1,170            --            --             --          1,170
    Proceeds from patronage revolvement
      received ...........................................       3,586            --            --             --          3,586
    Non-cash patronage income ............................      (1,116)           --            --             --         (1,116)
    Deferred income tax expense ..........................      (1,154)           --            --             --         (1,154)
    (Increase) decrease in other assets ..................      (5,859)        6,121         1,173            287          1,722
    Increase (decrease) in other liabilities .............       9,347        (6,154)       (4,618)           632           (793)
    Restructuring and impairment (recoveries) charges ....        (213)        2,430            --             --          2,217
    Gain on divestiture of business ......................      (1,636)           --            --             --         (1,636)
    Equity in (earnings) loss of affiliated
      companies ..........................................     (74,655)       (1,106)       (8,722)        21,092        (63,391)
    Minority interests ...................................         459           (16)          880             --          1,323
    Other ................................................      (1,819)           --            --             --         (1,819)
  Changes in current assets and liabilities, net of
    acquisitions and divestitures:
    Receivables ..........................................     245,605        16,183        15,397         35,675        312,860
    Inventories ..........................................     (58,173)       30,790         3,231             --        (24,152)
    Other current assets .................................     206,305        (6,271)        1,666             --        201,700
    Accounts payable .....................................    (329,084)      (33,653)       (3,940)         8,737       (357,940)
    Accrued expenses .....................................      17,348       (19,234)        1,609             --           (277)
                                                            ----------   -----------   -----------    -----------   ------------
  Net cash provided by operating activities ..............      84,275        15,737        46,059         45,331        191,402
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .............     (22,210)      (14,034)      (33,732)            --        (69,976)
  Acquisition of minority interest .......................     (12,150)           --            --             --        (12,150)
  Payments for investments ...............................     (39,192)           --            --         38,500           (692)
  Net proceeds from divestiture of businesses ............       7,500            --            --             --          7,500
  Proceeds from sale of investments ......................       2,176           274            --             --          2,450
  Proceeds from sale of property, plant
    and equipment ........................................       8,590         1,445           536             --         10,571
  Dividends from investments in affiliated
    companies ............................................      33,933           760        11,062        (10,600)        35,155
  Increase in restricted cash ............................        (146)           --            --             --           (146)
  Other ..................................................         382            --            --             --            382
                                                            ----------   -----------   -----------    -----------   ------------
  Net cash (used) provided by investing
    activities ...........................................     (21,117)      (11,555)      (22,134)        27,900        (26,906)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt .................      52,913       (16,319)      (20,092)       (45,331)       (28,829)
  Proceeds from issuance of long-term debt ...............         348            14        16,930             --         17,293
  Principal payments on long-term debt ...................    (127,064)         (117)      (17,135)            --       (144,317)
  Principal payments on obligations under
    capital lease ........................................          --            --        (7,810)            --         (7,810)
  Payments for redemption of member
    equities .............................................     (32,886)           --            --             --        (32,886)
  Payments for debt issuance costs .......................      (4,321)           --            --             --         (4,321)
  Other ..................................................        (119)           --        27,900        (27,900)          (119)
                                                            ----------   -----------   -----------    -----------   ------------
  Net cash used by financing activities ..................    (111,129)      (16,422)         (207)       (73,231)      (200,989)
                                                            ----------   -----------   -----------    -----------   ------------
  Net (decrease) increase in cash ........................     (47,971)      (12,240)       23,718             --        (36,493)
Cash and short-term investments at beginning
  of period ..............................................      99,753         4,207         6,314             --        110,274
                                                            ----------   -----------   -----------    -----------   ------------
Cash and short-term investments at end of
  period .................................................  $   51,782   $    (8,033)  $    30,032    $        --   $     73,781
                                                            ==========   ===========   ===========    ===========   ============

                               LAND O'LAKES, INC.
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003

                                    LAND        WHOLLY-      MAJORITY-
                                O'LAKES, INC.    OWNED         OWNED
                                   PARENT     CONSOLIDATED  CONSOLIDATED   NON-GUARANTOR
                                   COMPANY     GUARANTORS    GUARANTORS     SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                ------------- ------------  ------------   -------------  ------------   ------------
                                                 ASSETS
Current assets:
  Cash and short-term
   investments.............     $     99,753  $      4,207  $         --   $      6,314   $         --   $    110,274
  Restricted cash..........           20,118            --            --             --             --         20,118
  Receivables, net.........          386,678        82,097       194,002        120,064       (159,254)       623,587
  Inventories..............          265,924        45,981       132,027         52,894             --        496,826
  Prepaid expenses.........          227,495         3,053        10,975          4,850             --        246,373
  Other current assets.....           33,968         2,318            --          5,720             --         42,006
                                ------------  ------------  ------------   ------------   ------------   ------------
    Total current assets...        1,033,936       137,656       337,004        189,842       (159,254)     1,539,184
Investments................        1,311,131           223        18,587         11,227       (834,527)       506,641
Property, plant and
  equipment, net...........          246,803        13,357       228,100        136,371             --        624,631
Property under capital
  lease, net...............               --            --            31        109,114             --        109,145
Goodwill...................          183,665         3,224       121,993         64,201             --        373,083
Other intangibles..........            1,140         3,041        95,241          3,516             --        102,938
Other assets...............           65,734         4,464        26,483         56,036        (19,279)       133,438
                                ------------  ------------  ------------   ------------   ------------   ------------
    Total assets...........     $  2,842,409  $    161,965  $    827,439   $    570,307   $ (1,013,060)  $  3,389,060
                                ============  ============  ============   ============   ============   ============

                                              LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term
   obligations...............   $     62,802  $      2,927  $        165   $    114,208   $    (99,399)  $     80,703
  Current portion of
   long-term debt............          1,786        56,430            --          6,055        (56,430)         7,841
  Current portion of
   obligations under
   capital lease.............             --            --            --         10,399             --         10,399
  Accounts payable...........        566,201        59,621       110,238         38,706        (13,072)       761,694
  Accrued expenses...........        145,705        23,740        38,824         18,207             --        226,476
  Patronage refunds and
  other member equities
  payable....................         19,449            --            --             --             --         19,449
                                 -----------  ------------  ------------   ------------   ------------   ------------
    Total current
     liabilities.............        795,943       142,718       149,227        187,575       (168,901)     1,106,562
Long-term debt...............        984,884         9,769            --         79,729         (9,000)     1,065,382
Obligations under capital
  lease......................             --            --            14         99,636             --         99,650
Employee benefits and other
  liabilities................        127,881         1,256        28,803         18,055           (632)       175,363
Minority interests...........         54,337            --         2,561          5,841             --         62,739
Equities:
  Capital stock..............          2,125         1,216       502,506         95,745       (599,467)         2,125
  Member equities............        866,586            --            --             --             --        866,586
  Accumulated other
   comprehensive loss........        (64,669)           --            --             --             --        (64,669)
  Retained earnings..........         75,322         7,006       144,328         83,726       (235,060)        75,322
                                ------------  ------------  ------------   ------------   ------------   ------------
    Total equities...........        879,364         8,222       646,834        179,471       (834,527)       879,364
                                ------------  ------------  ------------   ------------   ------------   ------------
Commitments and contingencies
Total liabilities and
  equities...................   $  2,842,409  $    161,965  $    827,439   $    570,307   $ (1,013,060)  $  3,389,060
                                ============  ============  ============   ============   ============   ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                          LAND        WHOLLY-       MAJORITY-
                                        O'LAKES,       OWNED          OWNED
                                       INC. PARENT  CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                         COMPANY     GUARANTORS     GUARANTORS    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                       -----------  ------------   ------------   -------------   ------------    ------------
Net sales..........................    $  758,365   $    65,744    $   522,966    $    235,894    $        --     $   1,582,969
Cost of sales......................       704,006        63,387        467,664         214,298             --         1,449,355
                                       ----------   -----------    -----------    ------------    -----------     -------------
Gross profit.......................        54,359         2,357         55,302          21,596             --           133,614

Selling, general and
  administration...................        46,470         3,989         54,802          15,080             --           120,341
Restructuring and impairment
  charges..........................           302            --             --              --             --               302
                                       ----------   -----------    -----------    ------------     ----------     -------------
Earnings (loss) from operations....         7,587        (1,632)           500           6,516             --            12,971

Interest expense (income), net.....        19,564           614         (1,609)          2,534             --            21,103
Gain on legal settlements..........        (3,148)           --           (207)             --             --            (3,355)
Loss on sale of investment.........            --            --             26              --             --                26
Equity in (earnings) loss of
  affiliated companies.............        (6,516)           --           (248)         (3,297)         4,474            (5,587)
Minority interest in earnings of
  of subsidiaries..................           345            --            139             239             --               723
                                       ----------   -----------    -----------    ------------      ----------    -------------
(Loss) earnings before income
  taxes............................        (2,658)       (2,246)         2,399           7,040         (4,474)               61
Income tax (benefit) expense.......        (1,025)       (1,066)            --           3,785             --             1,694
                                       ----------   -----------    -----------    ------------      ----------     -------------
Net (loss) earnings................    $   (1,633)  $    (1,180)   $     2,399    $      3,255      $   (4,474)    $      (1,633)
                                       ==========   ===========    ===========    ============      ==========     =============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                         LAND          WHOLLY-         MAJORITY-
                                       O'LAKES,         OWNED            OWNED
                                      INC. PARENT    CONSOLIDATED     CONSOLIDATED   NON-GUARANTOR
                                        COMPANY       GUARANTORS       GUARANTORS    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                      -----------    ------------     ------------   -------------    ------------    ------------
Net sales..........................   $ 2,273,554    $   164,446      $  1,692,017   $    304,564     $        --     $  4,434,581
Cost of sales......................     2,101,516        156,713         1,501,445        290,422              --        4,050,096
                                      -----------    -----------      ------------   ------------     -----------     ------------
Gross profit.......................       172,038          7,733           190,572         14,142              --          384,485

Selling, general and
  administration...................       146,890         10,438           170,352         18,056              --          345,736
Restructuring and impairment
  charges..........................         1,902            560               707             --              --            3,169
                                      -----------    -----------      ------------   ------------     -----------     ------------
Earnings (loss) from operations....        23,246         (3,265)           19,513         (3,914)             --           35,580

Interest expense (income), net.....        59,974          1,955            (4,889)         3,179              --           60,219
Gain on legal settlements..........       (19,323)            --            (3,209)            --              --          (22,532)
Other expense (income), net........           700             --              (820)          (550)             --             (670)
Equity in (earnings) loss of
  affiliated companies.............       (73,166)            --              (804)        (3,297)         21,249          (56,018)
Minority interest in earnings of
  subsidiaries.....................         2,522             --               510            607              --            3,639
                                      -----------    -----------      ------------   ------------     -----------     ------------
Earnings (loss) before income
  taxes............................        52,540         (5,220)           28,725         (3,853)        (21,249)          50,942
Income tax expense (benefit).......         9,621           (987)               --           (610)             --            8,023
                                      -----------    -----------      ------------   ------------     -----------     ------------
Net earnings (loss)................   $    42,919    $    (4,233)     $     28,725   $     (3,243)    $   (21,249)    $     42,919
                                      ===========    ===========      ============   ============     ===========     ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                           LAND          WHOLLY-        MAJORITY-
                                         O'LAKES,         OWNED           OWNED
                                        INC. PARENT    CONSOLIDATED    CONSOLIDATED   NON-GUARANTOR
                                          COMPANY       GUARANTORS     GUARANTORS      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        -----------    ------------    ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net earnings (loss)                   $    42,919    $    (4,233)    $    28,725    $    (3,243)    $   (21,249)   $    42,919
  Adjustments to reconcile net
   earnings (loss) to net cash
    provided (used) by operating
    activities:
   Depreciation and amortization......       42,728          1,662          29,557          9,513              --         83,460
   Amortization of deferred
    financing charges.................        3,489             --              --             --              --          3,489
   Bad debt expense...................          922             --           1,777             --              --          2,699
   Proceeds from patronage
    revolvement received..............        2,671             --              --             --              --          2,671
   Non-cash patronage income..........       (1,638)            --              --             --              --         (1,638)
   Receivable from legal settlement...       90,707             --           6,000             --              --         96,707
   Deferred income tax expense........        6,757             --              --             --              --          6,757
   (Increase) decrease in other
    assets............................       (6,778)        11,649            (549)          (665)          5,251          8,908
   Increase (decrease) in other
    liabilities.......................        5,811            (76)         (1,672)           (36)             --          4,027
   Restructuring and impairment
    charges...........................        1,902            560             707             --              --          3,169
   Loss on divestiture of business....          700             --              --             --              --            700
   Equity in (earnings) loss of
    affiliated companies..............      (73,166)            --            (804)        (3,297)         21,249        (56,018)
   Minority interest..................        2,522             --             510            607              --          3,639
   Other..............................      (14,136)           879          (1,253)         1,887              --        (12,623)
  Changes in current assets and
   liabilities, net of acquisitions
   and divestitures:
   Receivables........................       65,411         11,581          86,838        (28,200)          2,967        138,597
   Inventories........................      (37,986)        23,926           3,465         (5,812)             (1)       (16,408)
   Other current assets...............      145,060          1,050           2,401            839              --        149,350
   Accounts payable...................     (153,642)       (45,681)        (46,469)         1,858        (100,548)      (344,482)
   Accrued expenses...................       16,966            919             398          2,803          (7,029)        14,057
                                        -----------    -----------     -----------    -----------     -----------    -----------
  Net cash provided (used) by
   operating activities...............      141,219          2,236         109,631        (23,746)        (99,360)       129,980

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Additions to property, plant and
   equipment..........................      (32,091)          (582)        (15,678)        (6,978)             --        (55,329)
  Payments for investments............       (9,815)            --              --             --              --         (9,815)
  Proceeds from divestiture of
   business...........................          465             --              --             --              --            465
  Proceeds from sale of investments...           --             --           3,000             --              --          3,000
  Proceeds from sale of property,
  plant and equipment.................       16,148             --           1,936             --              --         18,084
  Dividends from investments in
   affiliated companies...............        5,193             --              --             --              --          5,193
  Increase in restricted cash.........      (20,000)            --              --             --              --        (20,000)
  Other...............................          458             --           2,540             --              --          2,998
                                        -----------    -----------     -----------    -----------     -----------    -----------
  Net cash used by investing
   activities.........................      (39,642)          (582)         (8,202)        (6,978)             --        (55,404)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  (Decrease) increase in short-term
   debt...............................      (23,554)            --           1,165          5,659          30,060         13,330
  Proceeds from issuance of long-term
   debt...............................        6,215             --              --             --              --          6,215
  Payments on principal of long-term
   debt...............................     (106,890)          (236)        (92,682)        (2,028)         94,710       (107,126)
  Payments on principal of capital
   lease obligation...................           --             --              --         (7,171)             --         (7,171)
  Payments for redemption of member
   equities...........................      (23,797)            --              --             --              --        (23,797)
  Other...............................          446            (75)         (5,894)        31,379         (25,410)           446
                                        -----------    -----------     -----------    -----------     -----------    -----------
  Net cash (used) provided by
   financing activities...............     (147,580)          (311)        (97,411)        27,839          99,360       (118,103)
                                        -----------    -----------     -----------    -----------     -----------    -----------
  Net (decrease) increase in cash
   and short- term investment.........      (46,003)         1,343           4,018         (2,885)             --        (43,527)
Cash and short-term investments at
  beginning of period.................       58,334          2,584          (1,461)         4,870              --         64,327
                                        -----------    -----------     -----------    -----------     -----------    -----------
Cash and short-term investments at
  end of Period.......................  $    12,331    $     3,927     $     2,557    $     1,985     $        --    $    20,800
                                        ===========    ===========     ===========    ===========     ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.

OVERVIEW

GENERAL

      We operate our business predominantly in the United States in six segments: Dairy Foods, Feed, Seed, Swine, Agronomy and Layers. For the three months ended September 30, 2004, we reported net sales of $1.8 billion and a net loss of $29.9 million compared to net sales of $1.6 billion and a net loss of $1.6 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, we reported net sales of $5.8 billion and net earnings of $32.0 million compared to net sales of $4.4 billion and net earnings of $42.9 million for the nine months ended September 30, 2003. For the three months ended September 30, 2004, weaker margin performance in feed and dairy foods and an after-tax unrealized hedging loss of $11.9 million compared to an after-tax unrealized hedging gain of $0.4 million in 2003 were the primary reasons for the net earnings decline. For the nine months ended September 30, 2004, weaker margin performance in feed and dairy foods and an after-tax unrealized hedging loss of $17.2 million compared to an after-tax unrealized hedging gain of $4.1 million in 2003 were the primary reasons for the net earnings decline.

      In April 2004 and June 2004, we announced our intention to reposition our layers and swine segments, respectively, for strategic growth. Several repositioning alternatives are being considered.

      In April and May of 2004, we entered into three $50 million fixed-to-floating interest rate swap agreements, designated as fair value hedges, in an effort to return to historical exposure levels for floating interest rate debt. These swaps mirror the terms of the 8.75% notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. As a result of these swap positions, $1.1 million and $2.0 million of reduced interest expense was realized for the three and nine months ended September 30, 2004, respectively.

      In June 2004, we completed the purchase of the remaining 8% of Land O'Lakes Farmland Feed LLC from Farmland Industries. As of October 2004, we renamed this wholly-owned business Land O'Lakes Purina Feed LLC. We paid $12.2 million in cash to purchase the minority interest. As a result, a minority interest of $55 million for this joint venture was eliminated from our consolidated balance sheet.

      In July 2004, we obtained an additional $15 million in commitments to our revolving credit facility, increasing the total commitments under this facility to $200 million.

UNCONSOLIDATED BUSINESSES

      We have investments in certain entities that are not consolidated in our financial statements. Equity in losses from our unconsolidated businesses were $3.1 million for the three months ended September 30, 2004 compared to $5.6 million for the three months ended September 30, 2003. Equity in earnings from our unconsolidated businesses amounted to $63.4 million compared to equity in earnings of $56.0 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. Our investment in unconsolidated businesses amounted to $534.1 million at September 30, 2004 and $506.6 million at December 31, 2003. Cash flow from our equity investments for the nine months ended September 30, 2004 was $35.2 million compared to $5.2 million for the nine months ended September 30, 2003.

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

                                  SEPTEMBER 30,
                              ----------------------
                               2004            2003
                              ------          ------
                                  (IN MILLIONS)
AGRILIANCE:
  Investment .........        $118.3          $125.6
  Equity in earnings..          44.4            41.8
CF INDUSTRIES:
  Investment .........        $249.5          $249.5
  Patronage income ...            --              --

      For the three months ended September 30, 2004, Agriliance reported a net loss of $10.6 million, $5.9 million higher than the $4.7 million loss for the three months ended September 30, 2003. This decrease is primarily attributed to lower margins in the retail and crop protection units caused by larger than usual crop protection rebates in 2003. The lower margins were partially offset by reduced operating expenses resulting from early retirement costs and insurance claims from 2003 that were not incurred in 2004.

     For the nine months ended September 30, 2004, net earnings for Agriliance were $88.8 million, up $5.3 million versus the same period for 2003. This increase is the result of a $15.7 million increase in earnings from the crop protection division primarily due to increased vendor rebates. In addition, earnings in the AFC joint venture increased by $3.5 million. Partially offsetting these increases was a $14.4 million decrease in earnings from the retail business primarily due to a transfer price adjustment of $17 million. We received cash distributions totaling $20.0 million from Agriliance during the nine months ended September 30, 2004 versus $0.0 during the nine months ended September 30, 2003. We expect an additional $11.0 million cash distribution from Agriliance in the three months ended December 31, 2004.

      Given a recent upturn in crop nutrient markets, CF Industries has returned to a level of overall profitability in 2004. Since CF Industries is a cooperative, we only receive earnings from our investment when the cooperative allocates and distributes patronage to us. No patronage was allocated and distributed to us in the nine months ended September 30, 2004, nor has any patronage been allocated during for the last four years because CF Industries realized losses in those years. We anticipate that no patronage allocations will occur until these losses have been recouped.

      Our layers segment consists of our joint venture in MoArk, LLC. Through June 30, 2003, MoArk was unconsolidated and our interest was recorded only as equity in earnings or loss from affiliated companies using the equity method of accounting. Effective July 1, 2003, MoArk was consolidated in our financial statements as required by Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), and we did not restate prior periods. Accordingly, the financial statements for the nine months ended September 30, 2004 and the nine months ended September 30, 2003 are not comparable. Sales of $111.3 million and $142.1 million and gross profit of $2.7 million and $20.7 million were recorded for the three months ended September 30, 2004 and 2003, respectively. Sales of $429.9 million and gross profit of $54.5 million were recorded for the nine months ended September 30, 2004 in this segment.

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

      Dairy Foods. Raw milk is the major commodity input for our dairy foods segment. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products produced. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the nine months ended September 30, 2004, bulk cheese sales represented approximately 9% of the dairy foods segment's net sales.

      We maintain significant inventories of butter and cheese for sale to our retail and food service customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the nine months ended September 30, 2004, we experienced a rising dairy price environment. The financial impact of building inventories in a market with price volatility will depend on what market trends occur through year end 2004. For the nine months ended September 30, 2004, net sales of butter and cheese products to retail and food service customers represented approximately 37% of the dairy foods segment sales.

      Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. The per pound market price of butter averaged $1.69 for the three months ended September 30, 2004, compared to $1.18 for the three months ended September 30, 2003. The per pound market price of butter averaged $1.83 for the nine months ended September 30, 2004, compared to $1.12 for the nine months ended September 30, 2003. The per pound market price for butter on December 31, 2003 was $1.25. In the past three years, the lowest average monthly market price for butter was $0.96 in September 2002, and the highest average monthly market price was $2.21 in April 2004. The per pound market price for block cheese averaged $1.52 for the three months ended September 30, 2004, compared to $1.55 for the three months ended September 30, 2003. The per pound market price for block cheese averaged $1.67 for the nine months ended September 30, 2004, compared to $1.27 for the nine months ended September 30, 2003. In the past three years, the lowest monthly market price for block cheese was $1.07 in March 2003, and the highest monthly market price was $2.14 in April 2004. The per pound market price for block cheese on December 31, 2003 was $1.31.

      We maintain a sizable dairy manufacturing presence in the Upper Midwest. This region has seen significant declines in cow numbers and its share of nationwide dairy manufacturing volume. This decline has put pressure on our Upper Midwest milk input costs and is one of the factors resulting in losses for the three months and nine months ended September 30, 2004 and 2003. Operating losses for the three and nine months ended September 30, 2004 declined $3.0 million and $2.3 million compared to the three and nine months ended September 30, 2003, respectively, due to the closing of the Volga, South Dakota plant in 2004 and the Perham, Minnesota plant in January of 2003. We continue to explore additional initiatives to improve our Upper Midwest dairy infrastructure in an effort to increase efficiencies and reduce costs.

      Margins on our mozzarella and whey products, primarily in our western cheese operations, improved for the three and nine months ended September 30, 2004 compared to the same periods for 2003 due to higher cheese and whey market prices. As of June 30, 2004, we completed the phase two expansion of our new Tulare, California mozzarella cheese manufacturing facility, Cheese & Protein International LLC ("CPI"), which doubled the plant capacity to approximately 6 million pounds of milk per day.

      Feed. The feed segment follows industry standards for feed pricing. The feed industry typically prices products based on income over ingredient cost per ton of feed. This practice tends to mitigate the impact of volatility in commodity ingredient markets on our animal feed profits. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices. However, times of extreme commodity ingredient market volatility can have negative impacts on gross profit, as it may be difficult to change prices often enough to keep pace with the markets. Accordingly, net sales are less of an indicator of performance since large fluctuations can occur from period-to-period due to volatility in the underlying commodity ingredient prices.

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

      We have seen an erosion of commodity feed volumes as well as a product mix shift, mainly related to regional dairy and swine herd liquidations and the continued consolidation of these market segments. Beef feedlot occupancies have also declined due to a 20-year low in brood cow numbers. In addition, competition within the industry has grown stronger as volumes declined. We expect further integration and consolidation in the swine and dairy industries to place pressure on volumes and result in a product mix shift to lower margin products in the last quarter of 2004.

      Swine. Currently, we produce and market both young feeder pigs (approximately 45 pounds) and mature market hogs (approximately 260 pounds) under two primary programs: swine-aligned and farrow-to-finish.

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

      Under the farrow-to-finish program, we produce and sell market hogs. Historically, market hog price fluctuations have resulted in volatility in our net sales and earnings. In order to mitigate this risk, we have committed to sell substantially all of the market hogs we produce annually through September 2005 under a packer agreement. Under this packer agreement, we are paid market prices for our hogs with a settlement based on the sales price of the pork products produced from those hogs. This approach mitigates some of the volatility under this program because market hog and pork product margins do not tend to move together. We sell the balance of our market hogs on the open market. We sell feeder pigs on the open market, as well, depending on sow farm performance and finishing space limitations. For the three months and nine months ended September 30, 2004, the average market hog price was $57.84 and $52.82 per hundredweight, respectively, versus an average market price of $44.15 and $41.43 per hundredweight, respectively, for the three months and nine months ended September 30, 2003.

      Historically, we conducted a cost-plus program, under which we provided minimum hog price guarantees to producers in exchange for swine feed sales and profit participation. In September 2004, the remaining hog producers in this program elected to take an early exit. Historically, these contracts were responsible for approximately 40% of the losses in swine. As a result of the early exit initiative, we have now eliminated our exposure to these contracts.

      Layers. MoArk produces and markets shell eggs and egg products. MoArk's sales and earnings fluctuate depending on egg prices. For the three months and nine months ended September 30, 2004, egg prices averaged $0.74 and $0.95 per dozen, respectively, as measured by the Urner Barry (South Central) market compared to egg prices of $0.95 and $0.87 per dozen, respectively, for the three months and nine months ended September 30, 2003, respectively.

DERIVATIVE COMMODITY INSTRUMENTS

      We use derivative commodity instruments, primarily futures contracts, to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked to market each month and these unrealized gains or losses ("unrealized hedging gains and losses") are recognized in our earnings. We recorded pre-tax unrealized hedging losses of $19.9 million and pre-tax unrealized hedging gains of $0.9 million for the three months ended September 30, 2004 and September 30, 2003, respectively. For the nine months ended September 30, 2004, we recorded pre-tax unrealized hedging losses of $28.4 million and for the nine months ended September 30, 2003, we recorded pre-tax unrealized hedging gains of $6.9 million.

PENSION BENEFIT EXPENSE

      We have experienced an increase in pension benefit expense in 2004 due primarily to an increase in amortization of actuarial loss and an increase in service cost attributed to changing the discount rate from 7.0% to 6.25%. We recorded additional pension expense of $1.2 million for the three months and $3.6 million for the nine months ended September 30, 2004 compared to the same periods ended September 30, 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Overview of Results

      Our net loss was $29.9 million for the three months ended September 30, 2004 compared to a net loss of $1.6 million for the three months ended September 30, 2003. The net losses included an income tax benefit of $16.0 million compared to an income tax expense of $1.7 million for the three months ended September 30, 2004 and 2003, respectively. The primary reason for the increased loss was after tax unrealized hedging losses that were $11.9 million for the three months ended September 30, 2004 compared to unrealized hedging gains of $0.4 million in 2003. Earnings decreased in all six business segments, primarily feed and layers. In feed, earnings declined due to rising input prices and increased distribution costs. In layers, the decrease of earnings was primarily due to the decrease of egg prices.

Net Sales

      Net sales for the three months ended September 30, 2004 increased $213.5 million, or 13.5%, to $1,796.5 million compared to the same period in 2003. Increases in dairy foods, feed, and seed sales contributed $245.0 million of increased sales, or 15.5%, compared to the three months ended September 30, 2003. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Gross Profit

      Gross profit for the three months ended September 30, 2004 decreased $43.0 million, or 32.2%, to $90.6 million compared to $133.6 million for the three months ended September 30, 2003. Unrealized hedging losses of $19.9 million compared to unrealized hedging gains of $0.9 million in 2003, margin declines in feed, and lower egg market prices were the primary reasons for the decline. Gross profit as a percent of net sales decreased 3.4 percentage points to 5.0% for the three months ended September 30, 2004 compared to 8.4% for the same period in 2003. The primary reason for the decline were unrealized hedging losses for the three months ended September 30, 2004 versus unrealized hedging gains in the same period for 2003. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Selling, General and Administration Expense

      Selling, general and administration expense for the three months ended September 30, 2004 decreased $7.1 million, or 5.9%, to $113.2 million compared to $120.3 million for the three months ended September 30, 2003. The decrease was primarily due to decreased incentive charges and a $4.6 million decline of insurance expense in layers. A partial offset came from a $5.6 million gain on sale of a dairy facility in the three months ended September 30, 2003 compared to no gain recorded in the same period for 2004. Dairy foods also had increased spending of $6.7 million for advertising and selling costs in 2004 compared to the same period for 2003. Selling, general and administrative expense as a percent of net sales decreased 1.3 percentage points to 6.3% for the three months ended September 30, 2004 from 7.6% for the three months ended September 30, 2003. The decline as a percent of net sales was primarily due to the reduced insurance expense for layers and also due to increased sales levels in dairy foods and feed due to rising commodity markets.

Restructuring and Impairment (Recoveries) Charges

      For the three months ended September 30, 2004, we had restructuring and impairment recoveries of ($0.3) million compared to charges of $0.3 million for the same period in 2003. In 2004, a reversal of restructuring charges of $1.2 million related to the closure of our Volga, South Dakota cheese facility was recorded. Partially offsetting the reversal were additional impairments of assets held for sale in feed of $0.7 million. For the three months ended September 30, 2003, dairy foods recorded restructuring charges of $0.3 million for closure of the Volga, South Dakota facility.

Interest Expense, Net

      Interest expense, net of interest income, was $20.0 million for the three months ended September 30, 2004 compared to $21.1 million for the three months ended September 30, 2003. Changes in our debt structure reduced interest expense by $0.5 million for the three months ended September 30, 2004 compared to the same period for the prior year. Combined interest rates for borrowings, excluding CoBank patronage, averaged 6.56% for the three months ended September 30, 2004 compared to 6.94% for the three months ended September 30, 2003.

Equity in (Losses) Earnings of Affiliated Companies

      For the three months ended September 30, 2004, equity in losses of affiliated companies was $3.1 million compared to $5.6 million of earnings for the three months ended September 30, 2003 resulting in an $8.7 million decrease. Equity in losses from Agriliance was $5.3 million for the three months ended September 30, 2004, which was a $2.9 million increase in losses compared to equity in losses of $2.4 million for the three months ended September 30, 2003. Equity in losses from joint venture investments held by MoArk was $0.8 million for the three months ended September 30, 2004, versus $3.3 million of equity in income in 2003, resulting in a $4.1 million increase in losses. A discussion of net earnings for Agriliance can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Unconsolidated Businesses."

Income Taxes

      We recorded an income tax benefit of $16.0 million for the three months ended September 30, 2004 compared to income tax expense of $1.7 million for the three months ended September 30, 2003. The income tax benefit in 2004 resulted from unrealized hedging losses.

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

DAIRY FOODS

                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------------------
  (in millions)                        2004             2003         % CHANGE
                                      ------           ------        --------
Net sales .......................     $951.7           $785.9            21.1%
Gross profit ....................       37.8             39.5            (4.3)%
    Gross profit % of net sales..        4.0%             5.0%

Net Sales

      Net sales for the three months ended September 30, 2004 increased $165.8 million, or 21.1%, compared to the three months ended September 30, 2003. Butter and value-added cheese (retail, deli, and foodservice cheese) sales prices increased for the three months ended September 30, 2004 compared to the same period in 2003 due primarily to higher commodity prices, resulting in increased sales of $67.4 million and $20.2 million, respectively. Industrial cheese sales increased $16.5 million compared to the same period in 2003 due to a volume increase of 11.5 million pounds in our Italian cheese. Value-added cheese volumes, primarily in foodservice cheese, increased for the three months ended September 30, 2004 compared to the same period in 2003, resulting in increased sales of $7.3 million. Sales through our wholesale milk marketing program increased $61.3 million compared to the same period in 2003 due primarily to increases in milk market prices. Partially offsetting the increases were volume declines in butter resulting in decreased sales of $15.7 million for the three months ended September 30, 2004 due to continued high market prices.

Gross Profit

      Gross profit for the three months ended September 30, 2004 decreased $1.7 million compared to the three months ended September 30, 2003. Gross profit for industrial cheese decreased $8.4 million for the three months ended September 30, 2004 versus the same period in the prior year due to changes in the average commodity market price of cheese. Due to decreased volumes, gross profit for butter decreased $0.8 million. Unrealized hedging losses of $2.8 million for the three months ended September 30, 2004 compared to losses of $0.7 million for the three months ended September 30, 2003 resulted in an additional $2.1 million of reduced gross profit. Partially offsetting the gross profit decreases was a $1.2 million increase from our wholesale milk marketing program. Gross profit for value-added cheese increased $4.2 million due to the mix of products sold and additional volumes during the quarter.

FEED

                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------------
(in millions)                             2004             2003           % CHANGE
                                         ------           ------          --------
Net sales .......................        $665.7           $588.9            13.0%
Gross profit ....................          45.6             60.4           (24.5)%
    Gross profit % of net sales..          10.3%             6.8%

Net Sales

      Net sales for the three months ended September 30, 2004 increased $76.8 million, or 13.0%, compared to the three months ended September 30, 2003. Ingredients sales increased $19.7 million due to higher commodity prices in the three months ended September 30, 2004 compared to the same period in 2003. Formula feed sales, which include both lifestyle and livestock feeds, increased $33.3 million primarily due to increased volumes, particularly in horse and companion lifestyle animal feed and dairy livestock feed, as well as higher commodity prices. Although livestock feed sales increased due to higher commodity prices, some of this increase was offset by slightly lower volumes for beef and swine feed. The primary causes for these volume declines are continued producer integration, exiting of a swine joint venture, and good weather conditions providing plenty of green grass for grazing cattle and lower feedlot occupancy. Sales at Land O'Lakes Purina Feed LLC's subsidiaries increased $25.0 million mainly due to increased sales of premix and milk replacer products.

Gross Profit

      Gross profit for the three months ended September 30, 2004 decreased $14.8 million compared to the three months ended September 30, 2003. Unrealized hedging losses of $11.6 million for the three months ended September 30, 2004 compared to gains of $0.3 million for the three months ended September 30, 2003 resulted in a reduction to gross profit of $11.9 million. Increased freight subsidies and warehousing and distribution costs decreased gross profit by $0.6 million. Increases in livestock margins of $2.0 million were due to increased dairy feed volumes and better margins realized, but were offset by a decrease in lifestyle feed margins of $2.0 million from increased costs associated with higher volumes of packaged products. Gross profit as a percent of net sales declined from 10.3% to 6.8% for the three months ended September 30, 2003 versus 2004, respectively. The decline is primarily due to unrealized hedging losses for the three months ended September 30, 2004 versus the same period in 2003.

SEED

                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------------------
(in millions)                           2004           2003          % CHANGE
                                      --------      ---------       ---------
Net sales ........................    $   48.9       $   46.5             5.2%
Gross profit .....................         6.8           10.1          (32.7)%
    Gross profit % of net sales...        13.9%          21.7%

Net Sales

      Net sales for the three months ended September 30, 2004 increased $2.4 million, or 5.2%, to $48.9 million compared to net sales for the three months ended September 30, 2003. Volume changes for returned seed and selling program adjustments resulted in increased corn sales of $7.7 million. Soybean sales decreased $2.5 million in 2004 as a result of adjustments from spring accruals for selling programs. Forage and turf volumes were down resulting in sales decreases of $1.8 million and $1.0 million, respectively.

Gross Profit

      Gross profit for the three months ended September 30, 2004 decreased $3.3 million compared to the three months ended September 30, 2003. Unrealized hedging losses on soybean futures contracts of $3.1 million for the three months ended September 30, 2004 compared to unrealized hedging gains of $1.0 million for the quarter ended September 30, 2003 decreased gross profit by $4.1 million. Soybean gross profits decreased by $1.8 million due to volumes related to crop year-end inventory disposals. Partially offsetting the decrease were increased corn gross profits of $1.1 million, primarily due to volume changes related to return accruals. Strong early wheat volumes increased gross profit by $1.3 million. Gross profit as a percent of net sales declined 7.8 percentage points for the three months ended September 30, 2004 compared to 2003, primarily due to the unrealized hedging losses.

SWINE

                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------------------
  (in millions)                          2004           2003        % CHANGE
                                      --------        --------      ---------
Net sales........................     $   24.2        $   22.8            6.1%
Gross (loss) profit..............         (2.3)            1.1            n/a
    Gross (loss) profit % of net sales    (9.5)%           4.8%

Net Sales

      Net sales for the three months ended September 30, 2004 increased $1.4 million, or 6.1% compared to the same period for 2003. As a result of strong consumer demand, average market hog prices increased from $44.15 to $57.84 per hundredweight for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, resulting in a sales increase of $3.0 million. Partially offsetting this increase was a decrease in the number of hogs sold, reducing sales by $0.3 million. In addition, sales under our packer agreement, which ties the price we receive for market hogs to the price the packer receives for pork products, decreased by $1.3 million due to the price we received according to the agreement.

Gross Profit

      Gross profit for the three months ended September 30, 2004 decreased $3.4 million compared to the three months ended September 30, 2003. The decrease is due to $5.5 million higher corn, soybean meal, and contract producer costs, a $1.3 million decline related to the packer agreement, and a $0.4 million decline due to reduced volume. Unrealized hedging gains of $0.1 million for the three months ended September 30, 2004 compared to unrealized hedging gains of $0.4 million for the three months ended September 30, 2003 also reduced gross profit. Offsetting these decreases were higher average market hog prices that resulted in a gross profit improvement of $3.0 million. Gross profit also increased by $1.1 million due to reduced expenses for our cost-plus program which ties producer payments we make under the program to market hog prices.

LAYERS

                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------------------
  (in millions)                          2004           2003        % CHANGE
                                      --------        -------       ---------
Net sales........................     $  111.3        $ 142.1          (21.7)%
Gross profit.....................          2.7           20.7          (87.0)%
    Gross profit % of net sales            2.4%          14.6%

Net Sales

      Net sales for the three months ended September 30, 2004 decreased $30.8 million compared to the three months ended September 30, 2003. The decrease in shell eggs net sales of $25.5 million resulted primarily from a 22% decrease in the South Central egg market price. For the three months ended September 30, 2004, the South Central average market price of eggs per dozen was $0.74 versus $0.95 for the three months ended September 30, 2003. Total volume of shell eggs (in dozens) declined 5.4% for the period ended September 30, 2004 compared to the same period in the prior year. A decrease in market price for egg products of 33% resulted in a sales decrease of $5.6 million for the three months ended September 30, 2004.

Gross Profit

      Gross profit for the three months ended September 30, 2004 decreased $18.0 million compared to the three months ended September 30, 2003. The decline is primarily attributable to the drop in the average market price of eggs. Unrealized hedging losses of $2.4 million for the three months ended September 30, 2004 compared to $0.0 for the three months ended September 30, 2003, also decreased gross profit.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Overview of Results

      Our net earnings were $32.0 million for the nine months ended September 30, 2004 compared to $42.9 million for the nine months ended September 30, 2003. Net earnings included an income tax benefit of $4.3 million compared to an income tax expense of $8.0 million for the nine months ended September 30, 2004 and 2003, respectively. The primary reason for the reduction in earnings was after-tax unrealized hedging losses totaling $17.2 million for the nine months ended September 30, 2004, compared to after-tax gains of $4.1 million for 2003. In addition, there were after-tax litigation gains recorded of $3.8 million for the nine months ended September 30, 2004 compared to gains of $13.3 million for the same period in 2003. Feed also experienced weaker margins in 2004 compared to 2003 stemming from continued industry competition, rising ingredient costs and increased distribution costs. Partially offsetting these decreases were higher earnings in the layers segment early in the year from the effects of higher market prices.

Net Sales

      Net sales for the nine months ended September 30, 2004 increased $1,389.8 million, or 31.3%, to $5,824.4 million compared to the same period in 2003. The increase was partly attributed to the consolidation of MoArk effective July 1, 2003, which increased sales by $318.6 million, or 7.2% in 2004. Increases in dairy foods, feed, and seed sales contributed $1,116.0 million of increased sales, or 25.2%, compared to the nine months ended September 30, 2003. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Gross Profit

      Gross profit for the nine months ended September 30, 2004 increased $14.6 million, or 3.8%, to $399.1 million compared to $384.5 million for the nine months ended September 30, 2003. The consolidation of MoArk increased gross profit by $51.8 million in 2004. This was partially offset by lower margin performance in feed due to the high cost of inputs and high distribution costs. Gross profit as a percent of net sales decreased 1.8 percentage points to 6.9% for the nine months ended September 30, 2004 compared to 8.7% for the same period in 2003. The primary reason for the decline was due to unrealized hedging losses of $28.4 million for the nine months ended September 30, 2004 versus unrealized hedging gains of $6.9 million in the same period in 2003. The consolidation of MoArk, which has a higher-margin product mix, partly offset this decrease. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Selling, General and Administration Expense

      Selling, general and administration expense for the nine months ended September 30, 2004 increased $27.4 million, or 7.9%, to $373.1 million compared to $345.7 million for the nine months ended September 30, 2003. The increase was primarily due to the consolidation of MoArk, effective July 1, 2003, which added $17.3 million of selling, general and administrative expense for the nine months ended September 30, 2004. Also contributing to the increase was a $9.4 million gain on the sale of the Perham and Gustine dairy facilities in 2003 compared to no gain recorded in the same period for 2004. Selling, general and administrative expense as a percent of net sales decreased 1.4 percentage points to 6.4% for the nine months ended September 30, 2004 from 7.8% for the same period in 2003. The decline as a percent of net sales is partially due to the consolidation of MoArk, which has a lower percentage of selling, general and administrative expense to net sales than our other segments, and also due to increased sales prices in dairy foods and feed due to rising commodity markets.

Restructuring and Impairment Charges

      For the nine months ended September 30, 2004, we had restructuring and impairment charges of $2.2 million compared to $3.2 million for the same period in 2003. In 2004, we reversed $0.4 million of restructuring charges for employee severance in our dairy foods segment related to the closure of our Volga, South Dakota cheese facility. We also incurred $1.5 million for goodwill impairment in our seed segment and $1.0 million in our feed segment related to the impairment of assets held for sale. For the nine months ended September 30, 2003, $3.2 million of the charges related to restructuring and impairment for closures of certain manufacturing facilities within various business segments.

Interest Expense, Net

      Interest expense, net of interest income, was $64.0 million for the nine months ended September 30, 2004 compared to $60.2 million for the nine months ended September 30, 2003. The consolidation of MoArk effective July 1, 2003, resulted in additional interest expense of $3.0 million for 2004. Also, in March 2004, we accelerated $1.5 million of deferred financing cost amortization as a result of prepayments made on our term loans with proceeds from an expansion of our receivables securitization facility. Combined interest rates for borrowings, excluding CoBank patronage, averaged 6.78% for the nine months ended September 30, 2004 compared to 6.83% for the nine months ended September 30, 2003.

Gain on Legal Settlements

      As a result of settled litigation, we recorded a gain on legal settlements of $4.3 million for the nine months ended September 30, 2004 compared to a gain on legal settlements of $22.5 million for the nine months ended September 30, 2003. These gains represent cash received from product suppliers against whom we alleged certain price-fixing claims.

Equity in Earnings of Affiliated Companies

      For the nine months ended September 30, 2004, equity in earnings of affiliated companies was $63.4 million compared to $56.0 million for the nine months ended September 30, 2003. Equity in earnings from Agriliance was $44.3 million for the nine months ended September 30, 2004, which was a $2.7 million increase from the equity earnings of $41.6 million for the nine months ended September 30, 2003. This increase was primarily driven by improved operating expenses in the retail business unit. A discussion of net earnings for Agriliance can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Unconsolidated Businesses." Equity in earnings from joint venture investments held by MoArk was $8.7 million for the nine months ended September 30, 2004 compared to $4.3 million for the nine months ended September 30, 2003. This increase was driven primarily by improved market prices for eggs.

Income Taxes

      We recorded an income tax benefit of $4.3 million for the nine months ended September 30, 2004 compared to an income tax expense of $8.0 million for the nine months ended September 30, 2003. The decrease in income tax expense primarily resulted from unrealized hedging losses.

Net Sales and Gross Profit by Business Segment

DAIRY FOODS

                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------
  (in millions)                         2004           2003        % CHANGE
                                      ---------      ---------     ---------
Net sales........................     $ 2,893.9      $ 2,089.7          38.5%
Gross profit.....................         123.0          106.9          15.1%
    Gross profit % of net sales             4.3%           5.1%

Net Sales

      Net sales for the nine months ended September 30, 2004 increased $804.2 million, or 38.5%, compared to the nine months ended September 30, 2003. Butter and value-added cheese (retail, deli, and foodservice cheese) sales prices increased for the nine months ended September 30, 2004 compared to the same period in 2003 due primarily to higher commodity prices, resulting in increased sales of $190.8 million and $78.6 million, respectively. Sales through our wholesale milk marketing program increased $325.7 million compared to the same period in 2003 due primarily to increases in milk market prices. Cheese & Protein International mozzarella and whey products sales increased $72.0 million compared to the same period in 2003 due to the higher volumes of mozzarella and whey products. Industrial cheese sales increased $63.4 million due to the increase in the average commodity market price of cheese, up $.40 per pound compared to the same period in 2003. Volume increases in value-added cheese for the nine months ended September 30, 2004 that contributed to an increase in sales of $39.4 million due to strong consumer demand, especially for foodservice cheese were partially offset by volume decreases in the butter category, particularly our private label butter, resulted in decreased sales of $25.1 million compared to the same period in 2003.

Gross Profit

      Gross profit for the nine months ended September 30, 2004 increased $16.1 million compared to the nine months ended September 30, 2003. Gross profit for value-added cheese increased $7.6 million due to mix of products sold. Volume increases for value-added cheese also increased gross profit by $4.8 million. Operational efficiencies resulted in an additional $3.9 million increase in gross profit due to the closure of the Gustine and Perham facilities. Cheese & Protein International mozzarella and whey products also increased gross profit $9.1 million for the nine months ended September 30, 2004 compared to the same period in 2003. Offsetting this increase was a $6.9 million reduction in gross profit from our wholesale milk marketing program. Gross profit for butter decreased $1.7 million due to lower volumes. Gross profit for industrial cheese decreased by $10.0 million for the nine months ended September 30, 2004 versus the same period in the prior year due to changes in average commodity market prices. Gross profit as a percent of net sales declined 0.8 percentage points primarily due to increased sales prices due to commodity market price increases.

FEED

                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------
  (in millions)                          2004          2003        % CHANGE
                                      ---------      ---------    ----------
Net sales........................     $ 2,023.2      $ 1,785.0         13.3%
Gross profit.....................         171.6          200.1        (14.2)%
    Gross profit % of net sales             8.5%          11.2%

Net Sales

      Net sales for the nine months ended September 30, 2004 increased $238.2 million, or 13.3%, compared to the nine months ended September 30, 2003. Ingredient sales increased $91.0 million due to higher commodity prices in the nine months ended September 30, 2004 compared to the same period in 2003. Formula feed sales, which includes lifestyle and livestock feeds, increased $66.1 million primarily due to increased volumes, particularly in horse and companion lifestyle, and dairy and poultry livestock animal feed, as well as higher commodity prices. Sales of animal health, farm and ranch products were $10.4 million higher than in the nine months ended September 30, 2003 due to the creation of Heritage Trading Company, a consolidated joint venture formed in March of 2003. Sales at Land O'Lakes Purina Feed LLC's subsidiaries increased $73.7 million mainly due to increased sales of premix products as well as higher commodity prices. Although livestock feed sales increased due to higher commodity prices, some of this increase was offset by slightly lower volumes for beef and swine feed. Continued producer integration and exiting of a swine joint venture, as well as a geographic shift in livestock numbers are the primary causes for this volume decline.

Gross Profit

      Gross profit for the nine months ended September 30, 2004 decreased $28.5 million compared to the nine months ended September 30, 2003. A decline in formula feed gross profit of $14.7 million resulted from volume declines in livestock feeds, product mix changes, increased freight subsidies resulting from higher fuel costs, and increased costs of packaging and other supplies. Unrealized hedging losses of $15.8 million for the nine months ended September 30, 2004 compared to gains of $3.8 million for the same period in 2003 resulted in a reduction of gross profit of $19.6 million. Partially offsetting these decreases was a $4.5 million increase in gross profit from sales of ingredients due to focused purchasing opportunities in rising and volatile commodity markets. Gross profit for animal health, farm and ranch products was $0.7 million higher than for the nine months ended September 30, 2003 due to the creation of Heritage Trading Company. Increased sales at a premix subsidiary resulted in increased gross profit of $1.0 million. Gross profit as a percent of net sales declined to 8.5% from 11.2% for the nine months ended September 30, 2004 versus 2003, respectively. The decline is primarily due to product mix changes to lower-margin formula feed products and increased packaging, supplies, and fuel costs, as well as the unrealized hedging losses.

SEED

                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------
  (in millions)                          2004          2003        % CHANGE
                                      --------     ----------      ---------
Net sales........................      $ 423.3      $   349.5           21.1%
Gross profit.....................         54.8           50.8            7.9%
    Gross profit % of net sales           12.9%          14.5%

Net Sales

      Net sales for the nine months ended September 30, 2004 increased $73.8 million or 21.1%, compared to the nine months ended September 30, 2003. Product mix and volume growth of proprietary brands, as well as volume growth from partnered sales resulted in increased corn sales of $47.1 million. Soybean sales increased $18.7 million in 2004 as a result of increased volumes in both proprietary and partnered brands. Cotton volumes increased $4.0 million, as a result of a new partnership in 2004. Alfalfa sales increased $4.0 million due to increased volumes related to improved domestic and international markets.

Gross Profit

      Gross profit for the nine months ended September 30, 2004 increased $4.0 million compared to the nine months ended September 30, 2003. Gross profits for alfalfa increased $5.6 million, due to increased volumes and a lower product cost. Proprietary product mix and volume growth in corn resulted in increased gross profit of $4.9 million, or 27.8% over the prior period. Other seed categories accounted for an increase in gross profit of $1.3 million. Unrealized hedging losses on soybean futures contracts of $6.5 million for the period ended September 30, 2004 compared to unrealized hedging gains of $1.3 million for the period ended September 30, 2003 decreased gross profit by $7.8 million. Gross profit as a percent of net sales declined 1.6 percentage points for the nine months ended September 30, 2004 compared to 2003 primarily due to the unrealized hedging losses.

SWINE

                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------------
  (in millions)                            2004          2003        % CHANGE
                                        --------      ---------      ---------
Net sales........................       $  70.2       $    66.5            5.6%
Gross (loss) profit..............          (4.9)            1.5            n/a
    Gross (loss) profit % of net sales     (7.0)%           2.3%

Net Sales

      Net sales for the nine months ended September 30, 2004 increased $3.7 million, or 5.6%, compared to the same period for 2003. Due to strong consumer demand, average market hog prices increased from $41.43 to $52.82 per hundredweight for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, resulting in a sales increase of $7.6 million. Partially offsetting this increase was a decrease in the number of hogs sold, reducing sales by $1.9 million. In addition, sales under our packer agreement, which ties the price we receive for market hogs to the price that the packer receives for pork products, decreased by $2.0 million due to the price we received according to the agreement.

Gross Profit

      Gross profit for the nine months ended September 30, 2004 decreased $6.4 million compared to the nine months ended September 30, 2003. The primary drivers of the decrease in gross profit were a $8.6 million decline from higher corn, soybean meal, and contract producer costs and a $2.0 million decline related to the packer agreement. Unrealized hedging losses of $3.8 million for the nine months ended September 30, 2004 compared to unrealized hedging gains of $1.8 million for the nine months ended September 30, 2003 also reduced gross profit. Offsetting these decreases was the increase in average market hog prices that resulted in a gross profit improvement of $7.6 million. Gross profit also increased by $2.2 million due to reduced expenses for our cost-plus program which ties producer payments we make under the program to market hog prices.

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

Net Sales

      Net sales for the nine months ended September 30, 2004 were $429.9 million compared to $142.9 million for the nine months ended September 30, 2003. On a stand-alone basis, MoArk had net sales of $376.7 million for the nine months ended September 30, 2003. The increase in net sales was driven primarily by higher egg market prices. For the nine months ended September 30, 2004, the South Central average market price of eggs per dozen was $0.95 versus $0.87 for the nine months ended September 30, 2003. Total volume of shell eggs (in dozens) declined approximately 4% for the nine months ended September 30, 2004 compared to the same period in the prior year.

Gross Profit

      Gross profit for the nine months ended September 30, 2004 was $54.5 million compared to $20.7 million for the nine months ended September 30, 2003. On a stand-alone basis, MoArk had gross profit of $40.1 million for the nine months ended September 30, 2003. Increased egg prices and increased operational efficiencies resulted in MoArk's gross profit increase.

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

      Total long-term debt, including the current portion, was $945.8 million as of September 30, 2004 compared to $1,073.2 million as of December 31, 2003. The decrease was due to term debt repayments of $126.5 million ($100 million of proceeds from the expansion of our off-balance sheet receivables securitization facility was used to pre-pay the term debt).

      Our primary sources of debt at September 30, 2004 included a $200 million revolving credit facility and a $118.4 million institutional Term B loan, both of which are secured by the majority of the Company's assets. In addition, we have $175 million in secured notes, $350 million in unsecured notes and $191 million of capital securities. For more information, please see the caption below entitled "Principal Debt Facilities."

      At September 30, 2004, we also had long-term debt related to MoArk of $74.5 million. Land O'Lakes does not provide any guarantees or support for MoArk's debt. In addition, we had $37.2 million of other miscellaneous long-term debt at September 30, 2004.

      During the fourth quarter of 2001, we entered into a $100 million receivables securitization program to reduce overall financing costs. On March 31, 2004, we expanded the facility to $200 million. At September 30, 2004, $200 million was outstanding under this facility. In accordance with generally accepted accounting principles, this facility was not reflected as debt on our consolidated balance sheet. A more complete description of this accounts receivable securitization program is found below under the caption, "Off-balance Sheet Arrangements."

      Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. As of September 30, 2004, $148.2 million was available under our $200 million revolving credit facility for working capital and general corporate purposes after giving effect to $51.8 million of outstanding letters of credit, which reduce availability. There was no outstanding balance on the facility as of September 30, 2004. In addition, at September 30, 2004, we had available cash on hand of $73.8 million, including $24.8 million of cash at Moark but excluding $20.3 million in cash held in escrow to support the capital lease financing of Cheese and Protein International. Total equities as of September 30, 2004 were $887.1 million.

      We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months, including debt service on our term debt, the revolving credit facilities, the 9% senior secured notes and our 8-3/4% senior unsecured notes.

      We expect total capital expenditures to be approximately $100 million in 2004, of which approximately $30 million relates to the Phase Two installation at CPI's Tulare, California facility. Of such amounts, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures will be required. We had $70.0 million in capital expenditures for the nine months ended September 30, 2004 compared to $55.3 million for the nine months ended September 30, 2003.

CASH FLOWS

The following table summarizes the key elements for our cash flows for the following periods:

                                                Nine months ended     Nine months ended
     (in millions)                              September 30, 2004    September 30, 2003
                                                ------------------    ------------------
Net cash provided by operating activities...        $ 191.4              $  130.0
Net cash used by investing activities.......          (26.9)                (55.4)
Net cash used by financing activities.......         (201.0)               (118.1)

      Operating Activities. Net cash provided by operating activities increased by $61.4 million for the nine months ended September 30, 2004 compared to the same period for 2003. Working capital requirements increased cash flow by $191.0 million due to an increase in the amount of accounts receivables sold due to our receivables securitization program. Partially offsetting this increase was a decrease in legal settlement proceeds of $114.7 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Legal settlement proceeds totaled $4.5 million for the nine months ended September 30, 2004 compared to $119.2 million for the same period in 2003.

      Investing Activities. Net cash used by investing activities decreased $28.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease was primarily due to a $20.0 million addition to restricted cash in 2003. Also, proceeds from the divestiture of a dairy foods testing company of $7.5 million received in the nine months ended September 30, 2004 and a $30.0 million increase in dividends received from affiliates, primarily Agriliance and MoArk, contributed to the reduction in cash used by investment activities. Partially offsetting these decreases was the $12.2 million acquisition of minority interest in Land O'Lakes Farmland Feed LLC during the nine months ended September 30, 2004 and $14.7 million of increased capital spending in 2004 compared to the same period in 2003.

      Financing Activities. During the nine months ended September 30, 2004, our financing activities resulted in a decrease in cash flows of $82.9 million compared to the same period in 2003. Payments on Term A and Term B loans were $41.0 million higher for the nine months ended September 30, 2004 compared to 2003. In addition, payments on short-term borrowings were $42.2 million higher for the nine months ended September 30, 2004 compared to 2003. In 2004, we also paid $4.3 million for debt issuance costs related to our 9% senior secured notes issued in December of 2003 and for an amendment of our senior bank facilities which occurred in January, 2004.

PRINCIPAL DEBT FACILITIES

      The principal term loans consisted of a syndicated Term A loan facility with a final maturity date of October 10, 2006 and a syndicated Term B loan facility with a final maturity of October 10, 2008. During the nine months ended September 30, 2004, we made prepayments of $92.5 million on the Term A loan and $34.0 million on the Term B loan. The Term A loan was prepayable at any time without penalty and was completely paid off with these prepayments in March, 2004. At September 30, 2004, the Term B loan had a remaining balance of $118.4 million.

      The amortization schedule for the Term B loan facility is provided below.

                                        Term Loan B
                                       -------------
                                       (in millions)
2004..........................         $         --
2005..........................                  1.1
2006..........................                  1.5
2007..........................                  1.5
2008..........................                114.3
                                       ------------
     Total....................         $      118.4
                                       ============

      Our revolving credit facility was amended and extended in January 2004. Under the amendment, the lenders have committed to make advances and issue letters of credit until January, 2007, in an aggregate amount not to exceed $200 million, subject to a borrowing base limitation.

      Borrowings under the term loan and the revolving credit facility bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins are dependent upon Land O'Lakes leverage ratio in the case of the revolving credit facility. The margin on the Term B loan is fixed. As of September 30, 2004, the Term B loan interest rate was 4.73%.

      The Term B loan facility is currently prepayable without penalty. The facility is subject to mandatory prepayments, subject to certain limited exceptions, in an amount equal to (1) 50% of excess cash flow, as defined in the facility agreement, of Land O'Lakes and the restricted subsidiaries measured annually following year end, (2) 100% of the net cash proceeds of asset sales and dispositions of property of Land O'Lakes and the restricted subsidiaries, to the extent not reinvested, (3) 100% of any casualty or condemnation receipts by Land O'Lakes and the restricted subsidiaries, to the extent not used to repair or replace assets, (4) 100% of joint venture dividends or distributions received by Land O'Lakes or the restricted subsidiaries, to the extent that they relate to the sale of property, casualty or condemnation receipts, or the issuance of any equity interest in the joint venture, (5) 100% of net cash proceeds from the sale of inventory or accounts receivable in a securitization transaction to the extent cumulative proceeds from such transactions exceed $100.0 million and (6) 100% of net cash proceeds from the issuance of unsecured senior or subordinated indebtedness issued by Land O'Lakes. In February 2004, we made a mandatory prepayment of $26.5 million on Term A and Term B loans based on the excess cash flow calculation for December 31, 2003. In March 2004, we made a mandatory prepayment of $100 million on Term A and Term B loans due to additional cash received from the expansion of our accounts receivable securitization.

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

      In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of September 30, 2004, the outstanding balance of Capital Securities was $190.7 million.

      In April and May 2004 we entered into three $50 million fixed-to-floating interest rate swap agreements, designated as fair value hedges, in an effort to return to historical exposure levels for floating interest rate debt. These swaps mirror the terms of the 8.75% notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At September 30, 2004, the aggregate notional amount of the swaps is $150 million and the fair value is $0.7 million.

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

                                           As of and for the       As of and for the
                                          twelve months ended         year ended
                                          September 30, 2004      December 31, 2003
                                          -------------------     ------------------
Actual Interest Coverage Ratio                 3.53 to 1               4.51 to 1
Required Interest Coverage Ratio:
  Must be at least                             2.50 to 1               2.50 to 1

Actual Leverage Ratio                          3.05 to 1               2.63 to 1
Required Leverage Ratio:
  Must be no greater than                      4.75 to 1               3.75 to 1

      The required maximum leverage ratio steps down from 4.75 to 1 to 4.5 to 1 for the December 31, 2004 calculation, to 4.0 to 1 for the December 31, 2005 calculation and to 3.75 to 1 for the December 31, 2006 calculation and thereafter.

      Indebtedness under the term loan and revolving credit facility is secured by substantially all of the material assets of Land O'Lakes and wholly-owned domestic subsidiaries (other than LOL Finance Co., LOLFC, LLC and LOL SPV, LLC (formerly named LOL Farmland Feed SPV, LLC)), including real and personal property, inventory, accounts receivable (other than those receivables which have been sold in connection with our receivables securitization), intellectual property and other intangibles. Indebtedness under the term loans and revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries (other than LOL Finance Co., LOLFC, LLC and LOL SPV, LLC). The 9% senior notes are secured by a second lien on essentially all of the assets which secure the term loan and the revolving credit agreement, and are guaranteed by the same entities. The 8.75% senior notes are unsecured but are guaranteed by the same entities that guarantee the obligations under the term loan and revolving credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

      In order to reduce overall financing costs, we entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, Land O'Lakes, Land O'Lakes Purina Feed LLC and Purina Mills, LLC sell feed, seed and certain swine receivables to LOL SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Purina Feed. This subsidiary is a qualifying special purpose entity (QSPE) under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes Purina Feed or Land O'Lakes. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables multiplied by the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, we have retained reserves for estimated losses.

      On March 31, 2004, we completed an amendment to our receivables securitization facility. Under the amendment, the facility was increased from $100 million to $200 million. The amendment incorporates receivables generated in our dairy foods segment. In addition, the amendment increases the facility's term from one year to three years. Concurrently with the amendment, we applied the incremental proceeds from the expansion to our outstanding senior bank facilities, which included the mandatory payment in full of our Term A loan facility and a partial repayment on our Term B loan facility. The amendment also reduced the effective cost of the facility from LIBOR plus 175 basis points to LIBOR plus 137.5 basis points. As of September 30, 2004, $200.0 million was drawn under this securitization.

CAPITAL LEASES

      Cheese and Protein International (CPI), a consolidated joint venture of Land O'Lakes, leases the real property, certain equipment and the buildings relating to its cheese manufacturing and whey processing plant in Tulare, California (the "Lease"). The Lease is accounted for as a capital lease in our consolidated financial statements, and as of September 30, 2004 the lease balance was $92.6 million. The Lease base term commenced on April 30, 2002 and expires on the fifth anniversary, unless CPI requests, and the lessor approves, one or more one-year base term extensions, which could extend the base term to no more than ten years. We have entered into a Support Agreement in connection with the Lease. Pursuant to this agreement, we can elect one of the following options in the event CPI defaults on its obligations under the Lease: (i) assume the obligations of CPI, (ii) purchase the leased assets, (iii) fully cash collateralize the Lease, or (iv) nominate a replacement lessee to be approved by the lessor. The lease agreement requires, among other things, that CPI maintain certain financial ratios including minimum tangible net worth and a minimum fixed charge coverage ratio. CPI is restricted as to borrowings and changes in ownership. In addition, Land O'Lakes established a $20 million restricted cash account (which may be replaced with a letter of credit, at our option) which supports the lease. The restricted cash account or letter of credit may only be drawn upon in the event of a CPI default, and would reduce amounts otherwise due under the lease. This support requirement will be lifted when certain financial targets are achieved by CPI.

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

      MoArk, a consolidated joint venture of Land O'Lakes, had capital leases at September 30, 2004 of $10.9 million for land, buildings, machinery and equipment at various locations. Land O'Lakes does not provide any guarantees or support for any of MoArk's capital leases.

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

      In May 2004, the FASB issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Position"). The Position applies to sponsors of single-employer defined benefit postretirement health care plans that are impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). In general, the Act introduces a federal subsidy to sponsors that conclude that prescription drug benefits available under such plans are actuarially equivalent to the prescription drug benefit now provided under Medicare pursuant to the Act. The Position is effective as of July 1, 2004. The effects of the Act have been included in the Company's measurement of its accumulated benefit obligation in Note 13, Pension and Other Postretirement Benefit Plans.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q for the three months and nine months ended September 30, 2004 includes forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For the nine months ended September 30, 2004 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

      (b) CHANGES IN INTERNAL CONTROLS.

      There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

      In December 2002, we reached settlements with defendants whom we claimed had illegally fixed the prices for various vitamin and methionine products we purchased. As a result of the settlements, we received proceeds of approximately $119.5 million in 2003. In the nine months ended September 30, 2004, we received an additional $4.9 million of proceeds. When combined with the settlement proceeds received from similar claims settled since the commencement of these actions, we have received cumulatively approximately $189 million from the settling defendants. These claims that have been settled represent the vast majority of our vitamin and methionine purchases.

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

ITEM 5. OTHER INFORMATION

     5.02. DEPARTURE OF PRINCIPAL OFFICER.

      Land O'Lakes, Inc. (the "Company") announced, effective as of November 12, 2004, that Robert DeGregorio resigned from his positions as Executive Vice President of the Company's feed division, President of Land O'Lakes Purina Feed LLC and President of Purina Mills, LLC.

ITEM 6. EXHIBITS

(a)   EXHIBITS

EXHIBIT              DESCRIPTION
  3.1                Restated Articles of Incorporation of Land O'Lakes, Inc., as
                     amended, August 1998. (1)
  3.2                By-Laws of Land O'Lakes Inc., as amended, February 2003 (1)
  4.1                Fourth Amendment dated January 13, 2004 to the Credit
                     Agreement dated October 11, 2001 among Land O'Lakes, Inc., the Lenders party thereto and the Chase Manhattan Bank. (2)
 31.1                Certification Pursuant to 15 U.S,C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
 31.2                Certification Pursuant to 15 U.S,C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
 32.1                Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
                     to Section 906 of the Sarbanes-Oxley Act of 2002*
 32.2                Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
                     to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) Incorporated by reference to an exhibit to the registrant's Registration Statement on Form S-4 filed April 28, 2004.

(2) Incorporated by reference to an exhibit to the Company's Form 10-K for the year ended December 31, 2003, filed on March 30, 2004.

*     Filed electronically herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of November, 2004.

                         LAND O'LAKES, INC.

                         By /s/ Daniel Knutson
                            --------------------------------------------------
                            Daniel Knutson
                            Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)