Form 10-K
period 2004-12-31
LAND O LAKES INC
filed 2005-03-30
CIK 1032562

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12-b-2 of the Act). Yes [ ] No [X]

     The number of shares of the registrant's common stock outstanding as of March 1, 2005: 1,055 shares of Class A common stock, 4,270 shares of Class B common stock, 182 shares of Class C common stock, and 1,040 shares of Class D common stock.

================================================================================

                                      INDEX

                                     PART I.
           Forward Looking Statements..............................................................    3
Item 1.    Business................................................................................    3
           Business Segments.......................................................................    3
           Description of the Cooperative..........................................................   12
Item 2.    Properties..............................................................................   17
Item 3.    Legal Proceedings.......................................................................   18
Item 4.    Submission of Matters to a Vote of Security Holders.....................................   18

                                    PART II.
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...................   19
Item 6.    Selected Financial Data.................................................................   19
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...   22
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..............................   54
Item 8.    Financial Statements and Supplementary Data.............................................   55
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....   55
Item 9A.   Controls and Procedures.................................................................   56
Item 9B.   Other Information.......................................................................   56

                                    PART III.
Item 10.   Directors and Executive Officers of the Registrant......................................   56
Item 11.   Executive Compensation..................................................................   60
Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................   64
Item 13.   Certain Relationships and Related Transactions..........................................   64
Item 14.   Principal Accountant Fees and Services..................................................   64

                                    PART IV.
Item 15.   Exhibits, Financial Statement Schedules.................................................   65
           Signatures..............................................................................   68

                           FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" contains forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-K, the words "anticipate", "believe", "estimate", "expect", "may", "will", "could", "should", "seeks", "pro forma" and "intend" and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" on pages 44 to 54. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" on pages 44 to 54. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

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

OVERVIEW

     We produce dairy products, animal feed and crop seed in the United States. In 1921, we were formed as a cooperative designed to meet the needs of dairy farmers located in the Midwestern United States. We have expanded our business through acquisitions and joint ventures to diversify our product portfolio, to leverage our portfolio of brand names, to achieve economies of scale and to extend our geographic coverage. We operate our business through three primary segments: dairy foods, feed and seed. We previously operated through a swine segment as well. As of February 25, 2005, we sold substantially all of the assets related to this segment. In addition, we generate operational and financial benefits from our two other segments, consisting of agronomy and layers. We also have additional operations and interests in a group of joint ventures and investments that are not consolidated in our five operating segments.

BUSINESS SEGMENTS

     We operate our business in five reportable segments: dairy foods, feed, seed, agronomy, and layers. For financial information by reportable segment, see the "Notes to Consolidated Financial Statements" included in this annual report on Form 10-K.

     DAIRY FOODS

     Overview. We produce, market, and sell butter, spreads, cheese and other related dairy products. We sell our products under our national brand names and trademarks, including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under our regional brands such as New Yorker. Our network of 12 dairy manufacturing facilities is geographically diverse and allows us to support our customers on a national scale. Our customer base includes national supermarket and super-center chains, industrial customers, including major food processors, and major foodservice customers, including restaurants, schools, hotels and airlines.

     Products. We manufacture over 300 dairy-based food products. Our principal dairy products and activities include:

          Butter. We produce and market branded butter under our proprietary LAND O LAKES brand name for retail and foodservice customers. In addition, we produce non-branded butter for our private label and industrial customers. Our butter products include salted butter, unsalted butter, light butter, whipped butter and flavored butter.

          Spreads. We produce and market a variety of spreads, including margarine, non-butter spreads and butter blends. These products are primarily marketed under the LAND O LAKES brand and are sold to our retail, foodservice and industrial customers.

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

          Other. We manufacture nonfat dry milk and whey for sale to our industrial customers. We produce nonfat dry milk by drying the nonfat milk byproduct of our butter manufacturing process. It is used in processed foods, such as instant chocolate milk. Whey is a valued protein-rich byproduct of the cheese-making process which is used in processed foods, sports drinks and other nutritional supplements.

          Raw Milk Wholesaling. We purchase raw milk from our members and sell it directly to other dairy manufacturers, particularly fluid milk processors. We generate substantial revenues but negligible margins on these sales. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation -- Wholesaling and Brokerage Activities."

          New Products. In May 2002, we introduced Fresh Buttery Taste, a buttery tasting spread made with real cream. In addition, we added a 3 pound tub to the Fresh Buttery Taste line in 2004. In June 2003, we introduced two new dairy case products, LAND O LAKES Soft Baking Butter with Canola Oil and LAND O LAKES Spreadable Butter with Canola Oil. In early 2005, LAND O LAKES Light Butter with Canola Oil was introduced. A number of new products were also developed in 2004 for the full service restaurant and school foodservice divisions to address the labor savings and enhanced nutrition requirements of these customers.

     Sales, Marketing and Advertising. In order to meet the needs of our retail, foodservice and industrial customers, we have sales efforts designed to service each of these customer bases. Our retail customers are serviced through direct sales employees and independent national food brokers. Our retail sales force consists of 60 employees that service our larger retail customers, such as supermarket and super-center chains, and manage our national food broker relationships. We spent $26.3 million on advertising and promotion for the year ended December 31, 2004.

     We market our products to our industrial customers through five dedicated salespeople. Our industrial customers generally maintain a direct relationship with our facility managers in order to coordinate delivery and ensure that our products meet their specifications.

     Our foodservice products are primarily sold through independent regional food brokers and food distributors. In addition, we employ 26 salespeople who are responsible for maintaining these regional food broker relationships and marketing to our large foodservice customers directly.

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

     Production. We produce our dairy products at 12 manufacturing facilities strategically located throughout the United States. We also have contractual arrangements whereby we engage other dairy processors to produce some of our products. We believe the geographic distribution of our plants allows us to service our customers in a timely and efficient manner. In 2004, we processed approximately 7.5 billion pounds of milk, primarily into butter and cheese. Butter is produced by separating the cream from milk, pasteurizing it and churning the cream until it hardens into butter. Butter production levels fluctuate due to the seasonal availability of milk and butterfat. The cheese manufacturing process involves adding a culture and a coagulant to milk. Over a period of hours, the milk mixture hardens to form cheese. At that point, whey is removed and separately processed. Finally, the cheese is salted, shaped and aged.

     Supply and Raw Materials. Our principal raw material for production of dairy products is milk. During 2004, we sourced approximately 96% of our raw milk from our members. We enter into milk supply agreements with all of our dairy members to ensure our milk supply. These contracts typically provide that we will pay the producer an advance for the milk during the month of delivery and then will settle the final price in the following month for an amount determined by us which typically includes a premium over Federal market order prices. These contracts provide that we will purchase all of the milk produced by our members for a fixed period of time, generally one year or less. As a result, we often purchase more milk from our members than we require for our production operations. There are three principal reasons for doing this: first, we need to sell a certain percentage (which is not less than 10% of the amount procured and depends on which Federal market order the milk is subject to) of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which enables us to have a lower input cost for our milk; second, it decreases our need to purchase additional supply during periods of low milk production in the United States (typically August, September and October); and third, it ensures that our members have a market for the milk they produce during periods of high milk production. We enter into fixed-price forward sales contracts with some of our large industrial cheese customers which historically represented 10-15% of our processed milk volume. We simultaneously enter into milk supply agreements with a fixed price in order to ensure our margins on these contracts. We also purchase cream, bulk cheese and bulk butter as raw materials for production of our dairy products. We typically enter into annual agreements with fluid processors to purchase all of their cream production. We typically purchase bulk cheese and butter pursuant to annual contracts. These cheese and butter contracts provide for annual targets and delivery schedules and are based on market prices. In isolated instances, we purchase these commodities on the open market at current market prices. We refer to this type of transaction as a spot market purchase.

     Customers. We sell our dairy products directly and indirectly to over 500 customers. Our products are sold in over 5,000 retail locations, including supermarkets and super-centers, convenience stores, warehouse club stores and military commissaries. In addition, we sell our products through food brokers and distributors to foodservice providers such as major restaurant chains, schools, hotels and airlines.

     Research and Development. We seek to offer our customers product innovations designed to meet their needs. In addition, we work on product and packaging innovations to increase overall demand for our products and improve product convenience. In 2004, we spent $10.4 million on dairy research and development, and we employ approximately 65 individuals in research capacities at our dedicated dairy foods research facility.

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

     FEED

     Overview. Through Land O'Lakes Purina Feed, we manufacture and market feed for both the commercial and lifestyle sectors of the animal feed market in the United States. Our commercial feed products are used by farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock. Our lifestyle feed products are used by customers who own animals principally for non-commercial purposes. Margins on our lifestyle feed products are significantly higher than those on our commercial feed products. We market our lifestyle animal feed products, other than dog and cat food, under the brands Purina, Chow and the "Checkerboard" Nine Square logo. We also market our animal feed products under the LAND O LAKES Feed label. We operate a geographically diverse network of 80 feed mills, which permits us to distribute our animal feed nationally through our network of approximately 1,100 local member cooperatives, approximately 3,600 independent dealers operating under the Purina brand name and directly to customers.

     We believe we are a leader among feed companies in animal feed research and development with a focus on enhancing animal performance, productive capacity and early stage development. For example, we developed and introduced milk replacer products for young animals, and our patented product formulations make us the only supplier of certain milk replacer products. These products allow dairy cows to return to production sooner after birthing and increase the annual production capacity of cows. Other than certain insignificant investments and sales, we operate our feed business entirely through our Land O'Lakes Purina Feed entity.

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

          Simple Blends. These products are a blend of processed commodities, generally steam-rolled corn or barley that are mixed at the producer's location with a feed supplement to meet the animal's nutritional requirements. These products are highly price competitive and generally have low margins. These products are primarily used by large dairies in the Western United States.

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

     Sales, Marketing and Advertising. We employ approximately 390 direct salespeople in regional territories. In our commercial feed business, we provide our customers with information and technical assistance through trained animal nutritionists whom we either employ or have placed with our local member cooperatives. Our advertising and promotional expenditures are focused on higher margin products, specifically our lifestyle animal feed and milk replacers. We advertise in recreational magazines to promote our lifestyle animal feed products. To promote our horse feed products, we have dedicated promoters who travel to rodeos and other horse related events. We promote our milk replacers with print advertising in trade magazines. We spent $20.3 million on advertising and promotion for the year ended December 31, 2004.

     Distribution. We distribute our animal feed nationally primarily through our network of approximately 1,100 local member cooperatives and approximately 3,600 Purina-branded dealers or directly to customers. We deliver our products primarily by truck using independent carriers, supplemented by our own fleet. Deliveries are made directly from our feed mills to delivery locations within each feed mill's geographic area.

     Production. The basic feed manufacturing process consists of grinding various grains and protein sources into meal and then mixing these materials with certain nutritional additives, such as vitamins and minerals. The resulting products are sold in a variety of forms, including meal, pellets, blocks and liquids. Our products are formulated based upon proprietary research pertaining to nutrient content. As of December 31, 2004 we operated 80 feed mills across the United States. Consistent with current industry capacity utilization, many of our facilities operate below their capacity.

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

     Customers. Our customers primarily include large commercial corporations, local cooperatives, private feed dealers and individual producers. In the case of local cooperatives, the cooperative either uses these products in their own feed manufacturing operations or resells them to their customers. Our customers purchase animal feed products from us for a variety of reasons, including our ability to provide products that fulfill some or all of their animals' nutritional needs, our knowledge of animal nutrition, our ability to maintain quality control and our available capacity.

     Research and Development. Our animal feed research and development focuses on enhancing animal performance, productive capacity and early stage development. Additionally, we dedicate significant resources to developing proprietary formulas that allow us to offer our commercial customers alternative feed formulations using lower cost ingredients. We employ 86 people in various animal feed research and development functions at our research and development facilities. In 2004, we spent $9.6 million on research and development.

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

     SEED

     Overview. We sell seed for a variety of crops, including alfalfa, soybeans and corn, under our CROPLAN GENETICS brand. We also distribute certain crop seed products under third- party brands, including Northrop King, Asgrow and Dekalb, and under private labels. We distribute our seed products through our network of local member cooperatives, to other seed companies, to retail distribution outlets and under private labels. We have strategic relationships with Syngenta and Monsanto, two crop seed producers in the United States, to which we provide distribution and research and development services.

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

     Sales, Marketing and Advertising. We have a sales force of approximately 130 employees who promote the sale of our seed products throughout the country, particularly in the Midwest. Our sales and marketing strategy is built upon the relationships we have established with our local member cooperatives and our ability to purchase and distribute quality seed products at a low cost. We market our crop seed products under our brand name CROPLAN GENETICS. We also distribute certain crop seed products under third-party brands, including Northrop King, Asgrow and DeKalb, and under private labels. We engage in a limited amount of advertising, primarily utilizing marketing brochures and field signs. We are a leader in online customer communications and order processing. We also participate in the Total Farm Solutions program with our affiliate, Agriliance. Through this program, trained agronomists are placed at local cooperatives to provide advisory services regarding crop seed and agronomy products. We do not have any long-term commitments associated with this program. We spent $5.4 million on advertising and promotion for the year ended December 31, 2004.

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

     Supply and Production. Our alfalfa, soybeans, corn and forage and turf grass seed are produced to our specifications and under our supervision on farms owned by us and by geographically diverse third-party producers. We maintain a significant inventory of corn and alfalfa seed products in order to mitigate negative effects caused by weather or pests. Our alfalfa and corn seed products can be stored for up to four years after harvesting. Our seed segment has foreign operations in Argentina and Canada.

     Customers. We sell our seed products to over 6,500 customers, none of which represented more than 3% of our crop seed net sales in 2004. Our customers consist primarily of our local member cooperatives and other seed companies across the United States and internationally. Our customer base also includes retail distribution outlets.

     Research and Development. We focus our research efforts on crop seed products for which we have a significant market position, particularly alfalfa seed. We also work with other seed companies to jointly develop beneficial crop seed traits. In 2004, we spent $6.9 million on crop seed research and development. As of December 31, 2004, we employed approximately 30 individuals in research and development capacities and had four research and development facilities.

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

     AGRONOMY

     Our agronomy segment consists solely of joint ventures and investments that are not consolidated in our financial results. The two most significant of these are Agriliance and CF Industries. As a result, our agronomy segment has no net sales, but we allocate overhead to selling and administrative expense and may recognize patronage as a reduction in cost of sales. Additional information regarding Agriliance is provided below under the caption in "Item 1. Business -- Joint Ventures and Investments -- Agriliance LLC". For a discussion of our agronomy accounting and results see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Overview--General--Unconsolidated Businesses."

     LAYERS

     Our layers segment consists solely of our MoArk, LLC ("MoArk") joint venture, which was consolidated in our financial statements beginning July, 1 2003. Additional information regarding MoArk is provided in "Item 1. Business -- Joint Ventures and Investments -- MoArk, LLC". For a discussion of our layers segment accounting and results see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

     OTHER

     We also operate various other wholly-owned businesses such as LOL Finance Co., which provides financing to farmers and livestock producers.

JOINT VENTURES AND INVESTMENTS

     Other than Cheese and Protein International LLC ("CPI") and MoArk, each of which is a consolidated subsidiary, the joint ventures and investments described below are unconsolidated.

     AGRILIANCE LLC

     Agriliance, a 50/50 joint venture with CHS Inc., was formed for the purposes of distributing and manufacturing agronomy products. Prior to the contribution of our agronomy assets to Agriliance in July 2000, the financial results of these assets were consolidated for financial reporting purposes.

     Products. Agriliance markets and sells two primary product lines: crop nutrients (including fertilizers and micronutrients) and crop protection products (including herbicides, pesticides, fungicides and adjuvants). For Agriliance's fiscal year ended August 31, 2004, approximately 93% of these products were manufactured by third-party suppliers and marketed under the suppliers' brand names. The remaining 7% was either manufactured by Agriliance or by a third-party supplier and marketed under the brand names AgriSolutions (for herbicides, pesticides and related products) and Origin (for micronutrients).

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

     Production, Source of Supply and Raw Materials. Agriliance operates primarily as a wholesale distributor of products purchased from other manufacturers. Agriliance's primary suppliers of crop protection products are Syngenta, Monsanto, BASF, Dow Chemical, DuPont and Bayer. Agriliance enters into annual distribution agreements with these manufacturers. However, Agriliance manufactures approximately 9% of its proprietary crop protection products. Agriliance's production facilities are located in Iowa, Arkansas and Missouri. Agriliance procures approximately 32% of its fertilizer needs from CF Industries, of which we are a member. In 2004, Agriliance began purchasing UREA and UAN product from international suppliers. The majority of the tons were purchased from Petrochemical Industries Company - Kuwait. Agriliance sources its remaining fertilizer supply needs from a variety of suppliers including PCS, Mosaic, Terra Nitrogen, Koch and Agrium. Agriliance also produces micronutrient products. In 2004, approximately 45% of Agriliance's agronomy products were sourced from three suppliers.

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

     Competition. Agriliance's primary competitors are national crop nutrient distributors, such as Cargill, Mosaic, PCS, Agrium and Royster Clark, and national crop protection product distributors, such as Helena and Wilbur-Ellis, as well as smaller regional brokers and distributors. The wholesale agronomy industry is consolidating as distributors attempt to expand their distribution capabilities and efficiencies. Wholesale agronomy customers tend to purchase products based upon a distributor's ability to provide ready access to product at critical times prior to and during the growing season. In addition, certain customers purchase on the basis of price. We believe Agriliance distinguishes itself from its competitors as a result of its distribution network, which enables it to efficiently distribute product to customers. In addition, Agriliance provides access to trained agronomists who give advice to farmers on both agronomy and crop seed products to optimize their crop production.

     Governance. Agriliance is managed by a four member board of managers. Land O'Lakes and CHS Inc., each with 50% ownership positions, have the right to appoint two of the managers. Certain actions require the unanimous approval of the board, including (1) adopting or amending the annual business plan; (2) distributing products produced by Agriliance to anyone other than the members or patrons of Agriliance's members; (3) approving capital expenditures related to the expansion of Agriliance's production capabilities, purchasing additional inventory or changing the types of products produced by Agriliance; (4) incurring indebtedness other than in the ordinary course of business; (5) appointing, replacing, or discharging an executive officer; (6) making distributions to members; and (7) changing income tax or special accounting elections. Pursuant to the terms of Agriliance's operating agreement, Land O'Lakes and CHS Inc. have each agreed to refrain from directly or indirectly engaging in the wholesale marketing of fertilizer and agricultural chemicals in North America, except through Agriliance, for so long as they, or an entity in which they are a material owner, remain a member of Agriliance, and for a period of four years following termination of their membership.

     CHEESE AND PROTEIN INTERNATIONAL LLC

     Cheese and Protein International LLC ("CPI"), our 97.4% owned consolidated joint venture with a subsidiary of Mitsui & Co. (USA), consists of a mozzarella cheese and whey plant in Tulare, California. Commercial production commenced in May 2002, and a phase II expansion that doubles plant capacity was completed during 2004. We are party to a marketing agreement with Mitsui and CPI which gives us the right to distribute the products produced by the venture in North America and Central America and gives Mitsui the right to distribute the whey outside of North America and Central America. The purchase price for all products will be based upon the market prices for such product. We have also contracted with CPI to provide no less than 70% of their milk requirements at prices based upon market prices for milk. In addition, we have agreed to purchase no less than 70% of CPI's estimated production of mozzarella cheese, based upon market prices. This venture is governed by an eight member committee. We have the right to appoint seven members to the committee. The remaining member is appointed by our joint venture partner. On November 25, 2002, Mitsui provided notice of its intent to exercise a put option which, if exercised, would have required us to purchase its then 30% equity interest in CPI. Before the exercise date, however, Mitsui elected to maintain a 5% ownership stake and we purchased the remaining 25%. In June 2003, we entered into an agreement which provides for Mitsui's continued participation in CPI. Under the agreement, Mitsui contributed an additional $1.4 million to the venture in cash. Mitsui's participation interest as of December 31, 2004 was approximately 2.6% due to our additional cash contributions to CPI. Mitsui does not have significant control of the joint venture, but retains a put option for its remaining interest which takes effect up to nine months following notice of exercise. The put option allows Mitsui to sell its entire remaining interest to us at original cost, with no interest thereon. This equates to $3.2 million plus any future equity contributions which Mitsui may make. However, if we acquire Mitsui's remaining equity interest, and if we do not replace Mitsui with another partner, CPI would become a restricted subsidiary under our senior bank facilities. As a restricted subsidiary under our senior bank facilities, CPI's on-balance sheet debt and income or loss would be included in the covenant calculations for our senior bank facilities. Further, as a restricted subsidiary, CPI would be required to guarantee our senior bank facilities, the 8 3/4% senior unsecured notes and the 9% senior secured notes. However, for as long as CPI remains non-wholly owned, it will continue to be unrestricted for purposes of the senior bank facilities, and will not be required to guarantee the senior bank facilities, the senior unsecured notes or the senior secured notes.

     MOARK, LLC

     In January 2000, we formed MoArk, LLC, a joint venture, of which we currently own 57.5%, with Osborne Investments, LLC, to produce and market eggs and egg products. We increased our ownership percentage from 50% to 57.5% in 2003 in exchange for a payment of $7.8 million to Osborne, but maintained our 50% voting rights. We have the right to purchase from Osborne (and Osborne has the right to cause us to buy from them) its interest in MoArk for a minimum purchase price of $42.2 million (adjusted for tax benefits received by Osborne and purchase price already paid) or a greater amount based upon MoArk's performance over time. These rights are exercisable in 2007. Although Osborne has a 42.5% interest in MoArk, since October 1, 2001 we have been allocated 100% of the income or loss of MoArk (other than on capital transactions involving realized gain or loss on intangible assets, which are allocated 50/50). In accordance with the provisions of Financial Accounting Standards Board Interpretation 46, effective July 1, 2003, we began consolidating MoArk into our financial statements. In addition to consolidating MoArk, we presumed for accounting purposes that we will acquire the remaining 42.5% of MoArk from Osborne in 2007. Effective July 1, 2003, the Company recorded this presumed $42.2 million payment as a long-term liability at a present value of $31.6 million using an effective interest rate of 7%. As a result, we do not record a minority interest in MoArk in our financial statements. As of December 31, 2004 this long-term liability was $35.0 million. Additionally, MoArk is obligated to make three guaranteed payments to Osborne in 2005, 2006 and 2007, each in the amount of $1,445,000. In April 2004, we announced our intention to reposition our joint venture with MoArk. We are continuing to evaluate strategic options for MoArk LLC including financing at the joint venture level, partnerships, and alliances.

     Products. MoArk produces and markets shell eggs and egg products that are sold at retail and wholesale for consumer and industrial use throughout the United States. MoArk markets and processes eggs from approximately 26 million layers (hens) which produce approximately 520 million dozen eggs annually. Approximately 50% of the eggs and egg products marketed are produced by layers owned by MoArk. The remaining 50% are purchased on the spot market or from third-party producers. Shell eggs represent approximately 72% of eggs MoArk sells annually, and the balance are broken for use in egg products such as refrigerated liquid, frozen, dried and extended shelf life liquid. Through MoArk's acquisition of Cutler Egg Products in April 2001, MoArk acquired a patented process that extends the shelf life of a refrigerated liquid egg product utilizing an ultra-pasteurization process.

     Customers and Distribution. MoArk has approximately 950 retail grocery, industrial, foodservice and institutional customers. While supply contracts exist with a number of the larger retail organizations, the terms are typically market based annual contracts and allow early cancellation by either party. MoArk primarily delivers directly to its customer (including store door delivery). Alternatively, some customers pick up product at one of MoArk's facilities.

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

     Governance. We are entitled to appoint three managers to the board of managers of MoArk, and Osborne has the right to appoint the remaining three managers until its governance interest has been transferred to us, no earlier than February 1, 2007, subject to acceleration provisions. According to the terms of MoArk's operating agreement, two managers elected by us and two managers elected by Osborne constitute a quorum. Actions of the board of managers require a unanimous vote of a quorum of the board of managers. MoArk is required to maintain at all times a net worth in excess of $40.0 million. If MoArk's net worth were to decline below $40.0 million, we would be required to contribute the necessary funds in order to maintain the $40.0 million net worth. As of December 31, 2004, MoArk's net worth was approximately $134.7 million. In the event we decide to sell or transfer any or part of our economic and governance interest in MoArk, including our right to cause the transfer of the governance interest owned by Osborne, we must first offer to sell or transfer to Osborne all of the rights and interests to be sold or transferred at a similar price and under similar material terms and conditions.

     ADVANCED FOOD PRODUCTS, LLC

     We own a 35% interest in Advanced Food Products, a joint venture which manufactures and markets a variety of custom and non-custom aseptic products. Aseptic products are manufactured to have extended shelf life through specialized production and packaging processes, enabling food to be stored without refrigeration until opened. We formed Advanced Food Products in 2001, with a subsidiary of Bongrain, S.A., a French food company, for the purpose of manufacturing and marketing aseptically packaged cheese sauces, snack dips, snack puddings, and ready to drink dietary beverages. The venture is governed by a six member board of managers, and we have the right to appoint two members. Bongrain manages the day-to-day operations of the venture. As of December 31, 2004, our investment in Advanced Food Products had a book value of $31.3 million.

     CF INDUSTRIES, INC.

     CF Industries is one of North America's largest interregional cooperatives, and is owned by eight cooperatives. CF Industries manufactures fertilizer products, which are distributed by its members or their affiliates. CF Industries has manufacturing facilities in Louisiana, Florida and Alberta, Canada. For the year ended December 31, 2004, CF Industries generated $1,543.3 million in net sales. As of December 31, 2004, our equity interest in CF Industries, which represents allocated but unpaid patronage, had a book value of approximately $213 million. For the year ended December 31, 2004, our percentage of ownership of allocated equity of CF Industries was 38%. Each of the members has the right to elect one director to the board of directors. The day-to-day operations of the cooperative are managed by the officers of CF Industries who are elected by its board of directors. We are working with the CF Industries board of directors to investigate strategic options in relation to fertilizer manufacturing.

     COBANK

     CoBank is a cooperative lender of which we are a member. Our equity interest in CoBank and the amount of patronage we receive is dependent upon our outstanding borrowings from CoBank. As of December 31, 2004, our investment in CoBank had a book value of $15.5 million.

     AG PROCESSING INC

     Ag Processing Inc is a cooperative that produces soybean meal and soybean oil. As a member of Ag Processing Inc, we are entitled to patronage based upon our purchases of these products. We use soybean meal as an ingredient in our feed products. Soybean oil is an ingredient used to produce our dairy spread products. As of December 31, 2004, our investment in Ag Processing Inc had a book value of $37.5 million.

DESCRIPTION OF THE COOPERATIVE

     Land O'Lakes is incorporated in Minnesota as a cooperative corporation. Cooperatives resemble traditional corporations in most respects, but with two primary distinctions. First, a cooperative's common shareholders, its "members," supply the cooperative with raw materials, and/or purchase its goods and services. Second, to the extent a cooperative allocates its earnings from member business to its members and meets certain other requirements, it is allowed to deduct this "patronage income," known as "qualified" patronage income, from its taxable income. Patronage income is allocated in accordance with the amount of business each member conducts with the cooperative.

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

     OUR STRUCTURE AND MEMBERSHIP

     We have both voting and nonvoting members, with differing membership requirements for cooperative and individual members. We also separate our members into two categories: "dairy members" supply our dairy foods segment with dairy products, primarily milk, cream, cheese and butter, and "ag members" purchase agricultural products, primarily agronomy products, feed and seed from our other operations or joint ventures. We further divide our dairy and ag members by region. There are seven dairy regions and five ag regions.

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

     GOVERNANCE

     Our board is made up of 24 elected directors. Our dairy members nominate 12 directors from among the dairy members and our ag members nominate 12 directors from among the ag members. The nomination of directors is conducted within each group by region. The number of directors nominated from each region is based on the total amount of business conducted with the cooperative by that region's members. Directors are elected to four year terms at our annual meeting by voting members in a manner similar to a typical corporation. Our by-laws require that, at least every five years, we evaluate both the boundaries of our regions and the number of directors from each region, so that the number of directors reflects the proportion of patronage income from each region.

     The board may also choose to elect up to three non-voting advisory members. Currently, we have two such members. The board governs our affairs in the same manner as the boards of typical corporations that are not organized as cooperatives.

     EARNINGS

     As described above, we divide our earnings between member and non-member business and then allocate member earnings to dairy foods operations or agricultural operations (primarily our feed, seed and agronomy segments). For our dairy foods operations, the amount of member business is based on the amount of dairy products supplied to us by our dairy members. In 2004, 71.4% of our dairy input requirements came from our dairy members. For our agricultural operations, the amount of member business is based on the dollar-amount of products sold to our agricultural members. In 2004, 44.7% of our agricultural product net sales, and 49.7% of our agricultural operating income, was derived from sales to agricultural members.

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

     In 2004, we allocated $21.6 million of our member earnings to our dairy members with estimated $5.6 million in cash to be paid in 2005. We also revolved $15.4 million of equities and paid $2.2 million of cash patronage related to prior year's earnings to dairy members. In 2003, we allocated $9.4 million of our member earnings to dairy members with estimated $2.4 million in cash to be paid in 2004. We also revolved $16.7 million of equities in 2003.

     In the Revolvement Program for our agricultural businesses, we currently distribute 30% of allocated patronage income in cash and retain and allocate the remaining 70% to member equity. This equity is currently revolved 13 1/2 years later. Both the amount distributed in cash and the revolvement period are subject to change by our board. In 2004, 2003 and 2002 our board did not revolve agriculture member equities. In 2004, we allocated $2.1 million of our member earnings to our agricultural members (which included $33.9 million of patronage refunds from operations and $31.8 million of patronage losses related to loss on impairment of investment) with estimated $10.2 million in cash to be paid in 2005. We also paid $9.1 million of cash patronage related to prior year's earnings in 2004. In 2003, we allocated $30.7 million of our member earnings to our agricultural members with estimated $9.2 million in cash to be paid in 2004. We also paid $4.2 million of cash patronage related to prior year's earnings in 2003.

     Our estate redemption policy provides that we will redeem equity holdings of deceased natural persons upon the demise of the owner. The Company's age retirement policy provides that we will redeem in full equity holdings of dairy members who are natural persons when the member reaches age 75 or older. Subject to various requirements, we may redeem the equity holdings of members in bankruptcy or liquidation. All proposed equity redemptions must be presented to, and are subject to the approval of, our board of directors before payment. In connection with these programs, we redeemed $7.0 million in 2004 and $3.3 million in 2003.

EMPLOYEES

     At March 1, 2005, we had approximately 8,000 employees, approximately 25% of whom were represented by unions having national affiliations. Our contracts with these unions expire at various times throughout the next several years. We consider our relationship with employees to be generally satisfactory. We have had no labor strikes or work stoppages within the last five years.

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

     We own a number of registered and unregistered trademarks used in connection with the marketing and sale of our food products as well as our feed and seed products including LAND O LAKES, the Indian Maiden logo, Alpine Lace, New Yorker, Extra Melt, CROPLAN GENETICS, Maxi Care, Amplifier Max, Cow's Match and Omolene. Land O'Lakes Purina Feed licenses certain trademarks from Land O'Lakes, including LAND O LAKES, the Indian Maiden logo, Maxi Care, Cow's Match and Amplifier Max, for use in connection with its animal feed and milk replacer products. We license the trademarks Purina, Chow and the "Checkerboard" Nine Square logo from Nestle Purina PetCare Company under a perpetual, royalty-free license. This license only gives us the right to use these trademarks for particular products that we currently market with these trademarks. We do not have the right to use these trademarks outside of the United States or in conjunction with any products designed primarily for use with cats, dogs or humans. We do not have the right to assign any of these trademarks without the written consent of Nestle Purina PetCare Company. These trademarks are important to us because brand name recognition is a key factor to our success in marketing and selling our feed products. The registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner, or our licensees, where applicable, comply with all pertinent renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods.

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

ENVIRONMENTAL MATTERS

     We are subject to various Federal, state, local and foreign environmental laws and regulations, including those governing discharges of pollutants into the air or water and the use, storage and disposal of hazardous materials or wastes. Violations of these laws and regulations, or of the permits required for our operations, may lead to civil and criminal fines and penalties or other sanctions. For example, we are currently exceeding certain wastewater discharge limitations at one of our new facilities in California and, as a result, have paid repeated penalties or surcharges, to the City of Tulare. We estimate that we will have expenditures of $400,000 to $800,000 relating to engineering controls needed to achieve compliance with the applicable limits, and we will incur cumulatively, approximately $1.25 million in surcharges before this issue is corrected, of which $850,000 had been incurred as of December 31, 2004.

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

     Land O'Lakes Purina Feed distributes animal feed products through a network of independent dealers. Various states in which these dealers are located have enacted dealer protection laws which could have the effect of limiting our rights to terminate dealers. In addition, failure to comply with such laws could result in awards of damages or statutory sanctions. As a result, it may be difficult to modify the way we distribute our feed products, which may put us at a competitive disadvantage.

     Several states maintain "corporate farming laws" that restrict the ability of corporations to engage in farming activities. Minnesota, North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Missouri, Iowa and Wisconsin, states in which we conduct business, have corporate farming laws. We believe that our operations currently comply with the corporate farming laws in these states and their exemptions, but these laws could change in the future and additional states could enact corporate farming laws that regulate our businesses. Even with the exemptions, these corporate farming laws restrict our ability to expand or alter our operations in these states.

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

                       TOTAL NUMBER    TOTAL NUMBER
                      OF FACILITIES   OF FACILITIES
BUSINESS SEGMENT          OWNED           LEASED      REGIONAL LOCATION OF FACILITIES
----------------      -------------   -------------   -------------------------------
Dairy Foods........       13(1)              7                Midwest(2) -- 14
                                                              West(3) -- 4
                                                              East(4) -- 2
                                                              South(5) -- 0

Feed...............       92(6)             41                Midwest -- 73
                                                              West -- 33
                                                              East -- 8
                                                              South --19

Seed...............       13                 8                Midwest -- 14
                                                              West -- 6
                                                              East -- 1

Agronomy...........        4                 0                Midwest -- 4

Layers.............       22                60                Midwest -- 19
                                                              West -- 47
                                                              East -- 13
                                                              South -- 3

Other (7)..........        6                 1                Midwest -- 7

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

(6)  Includes 13 closed facilities and one research and development facility.

(7) The Other segment includes swine production operations which were classified as discontinued operations. As of February 25, 2005, these facilities were transferred in the sale of the swine production operations to Maschhoff West LLC.

     We do not believe that we will have difficulty in renewing the leases we currently have or in finding alternative space in the event those leases are not renewed. We consider our properties suitable and adequate for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS.

     We are currently and from time to time involved in litigation incidental to the conduct of our business. The damages claimed against us in some of these cases are substantial. On February 24, 2004, Cache La Poudre Feeds, LLC ("Cache") filed a lawsuit in the United States District Court for the District of Colorado against the Company, Land O'Lakes Farmland Feed LLC and certain named individuals thereof claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. Cache seeks damages of at least $132.8 million, which, it claims, is the amount the named entities generated in gains, profits and advantages from using the Profile trade name. In response to Cache's complaint, the Company denied any wrongdoing and pursued certain counterclaims against Cache relating to, among other things, trademark infringement, and other claims against Cache for, among other things, defamation and libel. In addition, the Company believes that Cache's calculation of the Company's gains, profits and advantages allegedly generated from the use of the Profile trade name are grossly overstated. The Company believes that sales revenue generated from the sale of products carrying the Profile trade name are immaterial. Although the amount of any loss that may result from this matter cannot be ascertained with certainty, we do not currently believe that it will result in a loss material to our consolidated financial condition, future results of operations or cash flow.

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

     In December 2002, we reached settlements with defendants against whom we claimed had illegally fixed the prices for various vitamin and methionine products we purchased. As a result of the settlements, we received proceeds of approximately $119.5 million in 2003. In 2004, we received an additional $6.1 million of proceeds. When combined with the settlement proceeds received from similar claims settled since the commencement of these actions, we have received cumulatively approximately $190 million from the settling defendants. We do not expect to receive additional settlements from these matters.

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

          (1)  The common stock interests are non-dividend bearing;

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

     As of December 31, 2004, there are approximately 1,057 holders of Class A common stock, 4,344 holders of Class B common stock, 183 holders of Class C common stock and 1,118 holders of Class D common stock.

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

                                                                               YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                   2004       2003       2002       2001       2000
                                                                 --------   --------   --------   --------   --------
                                                                                    ($ IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales ....................................................   $7,676.5   $6,269.2   $5,789.6   $5,777.7   $5,589.7
Cost of sales ................................................    7,082.8    5,685.0    5,283.7    5,305.1    5,075.8
                                                                 --------   --------   --------   --------   --------
   Gross profit ..............................................      593.7      584.2      505.9      472.6      513.9
Selling, general and administrative ..........................      501.0      464.6      466.5      376.8      386.0
Restructuring and impairment charges(1) ......................        7.8        6.3       31.4        3.7       54.2
                                                                 --------   --------   --------   --------   --------
   Earnings from operations ..................................       84.9      113.3        8.0       92.1       73.7
Interest expense, net ........................................       83.1       81.0       76.4       53.7       49.5
Gain on legal settlements(2) .................................       (5.4)     (22.8)    (155.5)      (3.0)        --
Other (income) expense, net(3) ...............................       (2.1)      (1.6)      (8.4)      23.1      (95.4)
Equity in (earnings) loss of affiliated companies ............      (58.4)     (57.3)     (24.2)     (45.3)      39.1
Loss on impairment of investment(4) ..........................       36.5         --         --         --         --
Minority interest in earnings (loss) of subsidiaries .........        1.6        6.4        5.5        6.9       (1.5)
                                                                 --------   --------   --------   --------   --------
   Earnings before income taxes and discontinued operations ..       29.6      107.6      114.2       56.7       82.0
Income tax expense (benefit) .................................        1.4       20.7        4.4       (8.4)     (15.0)
                                                                 --------   --------   --------   --------   --------
   Net earnings from continuing operations ...................       28.2       86.9      109.8       65.1       97.0
(Loss) earnings from discontinued operations, net of income
   tax benefit(5) ............................................       (6.8)      (4.9)     (13.4)       3.0        0.7
                                                                 --------   --------   --------   --------   --------
   Net earnings ..............................................   $   21.4   $   82.0   $   96.4   $   68.1   $   97.7
                                                                 ========   ========   ========   ========   ========
OTHER FINANCIAL DATA:
   Depreciation and amortization .............................   $  112.8   $  119.2   $  105.0   $   94.6   $   80.6
   Capital expenditures ......................................       96.1       71.7       84.8       80.6      100.8
   Cash patronage paid to members(6) .........................       11.4        4.2       20.2       30.7       10.6
   Equity revolvement paid to members(7) .....................       23.2       20.2       17.7       16.2       43.6

                                               2004       2003       2002       2001       2000
                                             --------   --------   --------   --------   --------
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and short-term investments ..........   $   73.1   $  110.3   $   64.3   $  130.2   $    4.0
Restricted cash(8) .......................       20.3       20.1         --         --         --
Working capital(9) .......................      306.8      401.2      370.9      311.0      463.5
Property, plant and equipment, net .......      610.0      617.4      572.1      669.3      478.5
Property under capital leases, net .......      100.2      109.1      105.7         --         --
Total assets .............................    3,199.8    3,373.1    3,221.3    3,068.2    2,464.2
Total debt(10) ...........................      805.0      963.2      959.0    1,010.3      628.6
Capital securities of trust subsidiary ...      190.7      190.7      190.7      190.7      190.7
Obligations under capital leases .........      100.9      110.0      108.3         --         --
Minority interests .......................        9.4       62.7       53.7       59.8       55.1
Total equities ...........................      854.9      879.4      895.8      823.3      795.1

               See accompanying Notes to Selected Financial Data.

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2004       2003       2002       2001       2000
                                            --------   --------   --------   --------   --------
                                                            (DOLLARS IN MILLIONS)
SELECTED SEGMENT FINANCIAL INFORMATION
DAIRY FOODS
Net sales ...............................   $3,956.9   $2,975.0   $2,898.8   $3,462.1   $3,092.2
Earnings (loss) from operations .........       37.0       26.3      (20.5)      60.2       20.2
Depreciation and amortization ...........       39.6       43.0       36.8       42.5       42.8
Capital expenditures ....................       53.1       28.2       32.3       37.7       60.3
FEED(11)(12)
Net sales ...............................    2,626.6    2,467.2    2,444.7    1,864.0    1,182.2
Earnings from operations ................       12.8       56.1       41.7       39.0       23.0
Depreciation and amortization ...........       38.5       44.9       46.6       31.7       18.6
Capital expenditures ....................       26.3       24.0       26.0       24.9       21.5
SEED
Net sales ...............................      538.4      479.3      406.9      413.6      365.5
Earnings from operations ................       19.9       15.0        8.7       10.3       12.7
Depreciation and amortization ...........        2.5        2.2        3.0        5.0        5.6
Capital expenditures ....................        1.6        0.5        0.6        2.7        3.5
AGRONOMY(13)
Net sales ...............................         --         --         --         --      857.0
(Loss) earnings from operations .........      (12.8)     (14.0)     (18.9)     (16.5)      22.4
Depreciation and amortization ...........        6.1        6.1        6.1        6.3        4.6
Capital expenditures ....................         --         --         --         --         --
LAYERS(14)
Net sales ...............................      541.3      317.8         --         --         --
Earnings (loss) from operations .........       26.8       28.5       (2.1)      (0.3)        --
Depreciation and amortization ...........       10.8        6.3        0.9        0.3         --
Capital expenditures ....................        8.9        3.8         --         --         --
OTHER/ELIMINATIONS
Net sales ...............................       13.3       29.8       39.2       38.0       92.8
Earnings (loss) from operations .........        1.3        1.4       (1.0)      (0.6)      (4.6)
Depreciation and amortization ...........       15.3       16.8       11.6        8.8        9.0
Capital expenditures ....................        6.2       15.1       25.9       15.3       15.5

               See accompanying Notes to Selected Financial Data.

                        NOTES TO SELECTED FINANCIAL DATA

(1) The following table summarizes restructuring and impairment charges (reversals):

                                              YEARS ENDED DECEMBER 31,
                                        -----------------------------------
                                        2004   2003    2002    2001    2000
                                        ----   ----   -----   -----   -----
Restructuring charges (reversals) ...   $2.4   $3.5   $13.2   $(4.1)  $ 9.7
Impairment of assets ................    5.4    2.8    18.2     7.8    44.5
                                        ----   ----   -----   -----   -----
   Total ............................   $7.8   $6.3   $31.4   $ 3.7   $54.2
                                        ====   ====   =====   =====   =====

          The restructuring charges of $2.4 million, $3.5 million, $13.2 million, reversal of $(4.1) million and charge of $9.7 million for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively, resulted primarily from initiatives to consolidate facilities and reduce personnel in our feed segment as well as the closing of manufacturing facilities in the dairy foods segment.

          The impairment charge of $5.4 million in 2004 related to the write-down of various assets to their estimated fair value in the dairy foods and feed segments and a goodwill impairment in the seed segment. The impairment charge of $2.8 million in 2003 related to the write-down of various assets to their estimated fair value in the feed and seed segments and a goodwill impairment in the seed segment. The impairment charge of $18.2 million in 2002 related to the write-down of certain impaired plant assets in the dairy foods and feed segments to their estimated fair value. The impairment charge of $7.8 million in 2001 related to write-downs of a feed operation in Mexico and certain swine assets to their estimated fair value. The impairment charge of $44.5 million in 2000 resulted primarily from a write-down of goodwill related to a previous acquisition in our dairy foods segment.

(2) We recognized gains on legal settlements from product suppliers against whom we alleged certain price-fixing claims of $6.1 million, $22.8 million, $155.5 million and $3.0 million for the years ended December 31, 2004, 2003, 2002 and 2001, respectively. In 2004, we settled other cases for a combined loss of $0.7 million.

(3)  The following table summarizes other (income) expense, net:

                                                    YEARS ENDED DECEMBER 31,
                                            --------------------------------------
                                             2004    2003    2002    2001    2000
                                            -----   -----   -----   -----   ------
(Gain) loss on sale of investments ......   $(0.6)  $(0.9)  $ 0.9   $(0.3)  $ (2.4)
Gain on divestiture of businesses .......    (1.5)   (0.7)   (5.1)     --    (89.0)
Gain on sale of intangibles .............      --    (0.5)   (4.2)     --       --
Loss (gain) on extinguishment of debt ...      --     0.5      --    23.4     (4.4)
                                            -----   -----   -----   -----   ------
   Total ................................   $(2.1)  $(1.6)  $(8.4)  $23.1   $(95.8)
                                            =====   =====   =====   =====   ======

(4) In 2004, we reduced the carrying value of our investment in CF Industries, Inc., a domestic manufacturer of crop nutrients, by $36.5 million.

(5) Loss from discontinued operations reflects the results of our swine production operations.

(6) Reflects the portion of earnings allocated to members for the prior fiscal year distributed in cash in the current fiscal year.

                                           YEARS ENDED DECEMBER 31,
                                     ------------------------------------
                                      2004   2003    2002    2001    2000
                                     -----   ----   -----   -----   -----
                                             (DOLLARS IN MILLIONS)
20% required for tax deduction ...   $ 7.9   $2.8   $14.1   $28.5   $ 7.0
Discretionary ....................     3.5    1.4     6.1     2.2     3.6
                                     -----   ----   -----   -----   -----
   Total .........................   $11.4   $4.2   $20.2   $30.7   $10.6
                                     =====   ====   =====   =====   =====

(7) Reflects the distribution of earnings previously allocated to members and not paid out as cash patronage. Also includes the distribution of a portion of the equity issued in connection with the acquisition of Dairyman's Cooperative Creamery Association and acquisition of certain assets of Countrymark Cooperative.

                                YEARS ENDED DECEMBER 31,
                     ---------------------------------------------
                      2004      2003      2002      2001      2000
                     -----     -----     -----     -----     -----
                                 (DOLLARS IN MILLIONS)
Revolvement
   Dairy Foods ...   $19.9     $18.0     $15.2     $14.0     $13.8
   Ag Services ...     3.3(a)    2.2(a)    2.5(a)    2.2(a)   29.8
                     -----     -----     -----     -----     -----
      Total ......   $23.2     $20.2     $17.7     $16.2     $43.6
                     =====     =====     =====     =====     =====

     (a) Included equity revolvements to deceased members of local cooperatives.

(8) Cash held in a restricted account required to support the CPI property and equipment lease.

(9) Working capital is defined as current assets (less cash and short-term investments and restricted cash) minus current liabilities (less notes and short-term obligations, and current maturities of long-term debt and obligations under capital leases).

(10) Total debt excludes the 7.45% Capital Securities due on March 15, 2028, of our trust subsidiary.

(11) On October 1, 2000, we combined our feed assets with those of Farmland Industries to form Land O'Lakes Farmland Feed LLC. We consolidate the operating activities of Land O'Lakes Farmland Feed. The remaining 8% of minority interest was purchased by Land O'Lakes, Inc. in June 2004. Effective October 21, 2004, Land O'Lakes Farmland Feed LLC was renamed Land O'Lakes Purina Feed LLC.

(12) In October 2001, we acquired Purina Mills, Inc. and since then we have consolidated its operating activities in the feed segment.

(13) On July 28, 2000, we contributed all of our revenue generating agronomy assets to Agriliance, a joint venture with CHS Inc. and paid $57 million in cash, in exchange for a 50% interest in Agriliance. Beginning July 29, 2000, our share of earnings or losses in Agriliance was reported under the equity method of accounting.

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

OVERVIEW

     GENERAL

     Segments

     We operate our business predominantly in the United States in five segments: dairy foods, feed, seed, agronomy and layers. We have limited international operations.

- Our dairy foods segment produces, markets and sells butter, spreads, cheese and other dairy products.

- Our feed segment is largely comprised of the operations of Land O'Lakes Purina Feed LLC ("Land O'Lakes Purina Feed"), the Company's wholly-owned subsidiary. Land O'Lakes Purina Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives to both commercial and lifestyle customers.

- Our seed segment sells seed for a variety of crops, including alfalfa, corn, soybeans and forage and turf grasses.

- Our agronomy segment consists primarily of our 50% ownership in Agriliance LLC, which is accounted for under the equity method and our 38% interest in CF Industries, Inc. which is accounted for on a cost basis. Agriliance markets and sells two primary products lines: crop protection (including herbicides and pesticides) and crop nutrients (including fertilizer and micronutrients). CF Industries is an inter-regional crop nutrient manufacturing cooperative.

- Our layers segment consists of our joint venture in MoArk, LLC, which was consolidated as of July 1, 2003. MoArk produces and markets shell eggs and liquid egg products that are sold to retail and wholesale customers for consumer and industrial use throughout the United States. In April 2004, we announced our intention to reposition our joint venture with MoArk. We are continuing to evaluate strategic options for MoArk LLC including financing at the joint venture level, partnerships, and alliances.

- During the fourth quarter of 2004, we adopted a plan to divest of substantially all assets and liabilities related to our swine production operations. We historically reported these operations as our swine segment. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," certain components of this segment were classified as discontinued operations. On February 25, 2005, we completed the sale of our swine production operations to Maschhoff West LLC.

- We also derive a portion of revenues and income from other related businesses, which are insignificant to our overall results.

     We allocate corporate administrative expense to all five of our business segments using the following two methodologies: direct usage for services for which we are able to track usage, such as payroll and legal, and invested capital for all other expenses. A majority of these costs is allocated based on direct usage. We allocate these costs to all segments, including segments composed solely of investments and joint ventures.

     Unconsolidated Businesses

     We have investments in certain entities that are not consolidated in our financial statements. For the year ended December 31, 2004, income from our unconsolidated businesses amounted to $58.4 million, compared to income of $57.3 million in 2003 and $24.2 million in 2002. Our investment in unconsolidated businesses as of December 31, 2004 was $470.6 million, compared to $503.5 million as of December 31, 2003 and $539.6 million as of December 31, 2002. Cash flow from our investment in unconsolidated businesses for the year ended December 31, 2004 was $49.1 million, compared to $39.8 million in 2003 and $30.3 million in 2002.

     Agriliance and CF Industries constitute the most significant of our investments in unconsolidated businesses, both of which are reflected in our agronomy segment results. Our investment in, and earnings from, Agriliance and CF Industries were as follows as of and for the years ended:

                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                2004           2003           2002
                            ------------   ------------   ------------
                                           (IN MILLIONS)
AGRILIANCE:
   Investment ...........      $101.3         $ 92.1         $ 91.6
   Equity in earnings ...        39.3           33.9           25.1
CF INDUSTRIES:
   Investment ...........      $213.0*        $249.5         $249.5
   Patronage income .....          --             --             --

*    The investment in CF Industries was impaired by $36.5 million during 2004.

     For the years ended December 31, 2004, 2003 and 2002, we received cash distributions of $32.1 million, $25.8 million, and $17.5 million, respectively, from Agriliance. We did not receive any cash distributions from CF Industries during these periods.

     Land O'Lakes, CHS Inc. ("CHS") and Farmland Industries contributed substantially all of their agronomy marketing assets to Agriliance in July 2000. Agriliance is a distributor of agricultural inputs and is owned equally by Land O'Lakes and CHS. Prior to May 1, 2004, Agriliance was owned by Land O'Lakes (50% voting interest) and CHS, Inc. (25% voting interest) and Farmland Industries, Inc. (25% voting interest). Farmland Industries, Inc. filed for Chapter 11 bankruptcy court protection on May 31, 2002 and subsequently sold its ownership interest to CHS effective April 30, 2004.

     Land O'Lakes provides certain support services to Agriliance at competitive market prices. Agriliance was billed $10.7 million in 2004, $9.2 million in 2003 and $8.3 million in 2002 for the support services. In addition, Land O'Lakes purchases insignificant amounts of product from Agriliance.

     The fiscal year of Agriliance ends on August 31. Unless otherwise indicated, references to the annual results of Agriliance in this Annual Report on Form 10-K are presented on a calendar year basis to conform to Land O'Lakes' presentation.

     Agriliance funds its operations from operating cash flows and borrowings from unaffiliated third parties. As of December 31, 2004, Agriliance had syndicated secured and revolving credit arrangements in an aggregate amount of $225 million and a $200 million receivables securitization with CoBank. Agriliance also had $100 million of senior secured notes from a private placement outstanding. Neither Land O'Lakes nor any of the restricted subsidiaries guarantee these obligations. Land O'Lakes does not have an obligation to contribute additional capital to finance Agriliance's operations.

     Agriliance's performance reflects the seasonal nature of its business. Most of its annual sales and earnings, which are principally derived from the distribution of crop nutrients and crop protection products manufactured by others, including CF Industries, occur in the second quarter of each calendar year.

     For the year ended December 31, 2004, net earnings for Agriliance were $78.7 million, up $10.6 million versus 2003. Net earnings in the crop nutrient division improved by $2.6 million due to the reduction of operating expense from higher early retirement expenses and unexpected insurance claims in 2003 partially offset by margin pressures from vendors beginning to sell direct. Net earnings increased by $9.0 million from one-time charges taken in 2003 and not repeated in 2004, which included a reversal of prior year bad debt provisions and reduced operating expenses for Agro Distribution, LLC, Agriliance's Southern retail business. In addition, rebates in the crop protection division increased by $8.9 million. The increase in net earnings was partially offset by lower margins on crop protection products led by an industry-wide glyphosate devaluation. Interest expense increased for the crop nutrient division by $3.4 million due to increased borrowing required to finance higher inventory levels. Net earnings were also reduced by $10 million due to lower rebates in our southern retail business in 2004 compared to 2003.

     CF Industries is an inter-regional cooperative involved in the manufacture of crop nutrients, in which we have a 38% ownership interest based on our product purchases. As a member, we are allowed to elect one board member out of a total of eight. Agriliance is one of CF Industries' most significant customers. CF Industries operates in a highly cyclical industry. The oversupply of nitrogen in the industry since 1998 has resulted in depressed prices and, consequently, depressed margins. Since CF Industries is a cooperative, we only receive earnings from our investment when the cooperative allocates and distributes patronage to us. No patronage was allocated and distributed to us in the last five years because CF Industries realized losses from 1998 to 2003. CF Industries was profitable in 2004, however, we anticipate that no patronage allocations will occur until prior losses have been recouped. During 2004, as a result of an assessment of the value of our holding in this entity and of the world view of the nitrogen industry, we reported a $36.5 million pretax charge related to the impairment of our investment in CF Industries. After this non-cash charge, the book value of our investment in CF Industries as of December 31, 2004 was $213.0 million.

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

     We have an investment in CoBank, an agricultural cooperative bank, which amounted to $15.5 million at December 31, 2004, $18.6 million at December 31, 2003 and $22.1 million at December 31, 2002. This investment constitutes less than one percent of CoBank's total shareholders' equity. We account for our investment in CoBank under the cost basis method of accounting. The investment consists of an initial nominal cash amount of $1,000 and net equity contributions based on a percentage (currently 10.0%) of our five-year average loan volume. Since CoBank operates as a cooperative, we receive patronage income from CoBank based on our annual loan volume with CoBank. This patronage income reduces our interest expense. We believe that these loan transactions are on terms comparable to those available to unaffiliated third parties.

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

     For the year ended December 31, 2004, our net earnings from member business were $25.6 million, excluding the portion (10% holdback) added to permanent equity. Of this amount, $23.7 million was applied to allocated patronage refunds and $1.9 million was applied to deferred equities. The $23.7 million of allocated patronage refunds, which includes $31.8 million of patronage losses related to the loss on impairment of our CF Industries investment, consisted of an estimated $15.8 million to be paid in cash in 2005 and $7.9 million to be retained as allocated member equities and revolved at a later time, subject to approval by the board of directors. The $1.9 million of deferred equities represents earnings from member businesses that are held in an equity reserve account rather than being allocated to members. For the year ended December 31, 2004 we had net losses of $4.1 million applied to retained earnings, which represents permanent equity derived from non-member business, the 10% holdback of member earnings, unrealized hedging losses and income taxes.

     In 2004, we made payments of $34.6 million for the redemption of member equities. This included $11.4 million for the cash patronage portion of the 2003 earnings allocated to members. It also included $23.2 million for the revolvement of member equities previously allocated to members, and not paid as cash patronage, and the revolvement of a portion of equities issued in connection with the 1998 acquisitions of Dairyman's Cooperative Creamery Association and certain assets of Countrymark Cooperative.

     Wholesaling and Brokerage Activities

     Our dairy foods segment operates a wholesale milk marketing program. We purchase excess raw milk over our manufacturing needs from our members and sell it directly to other dairy processors. We generate losses or insignificant earnings on these transactions. There are three principal reasons for doing this: first, we need to sell a certain percentage of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which lowers our input cost of milk for the manufacture of dairy products; second, it reduces our need to purchase raw milk from sources other than members during periods of low milk production in the United States (typically August, September and October) and third, it ensures that our members have a market for the milk that they produce during periods of high milk production. For the year ended December 31, 2004, we sold 5,635.5 million pounds of milk, which resulted in $1,296.9 million of net sales or 32.8% of our dairy foods segment's net sales for that period, with cost of sales exceeding net sales by $10.7 million.

     Our feed segment, in addition to selling its own products, buys and sells or brokers for a fee soybean meal and other feed ingredients. We market these ingredients to our local member cooperatives and to other feed manufacturers, which use them to produce their own feed. Although this activity generates substantial revenues, it is a very low-margin business. We are generally able to obtain feed inputs at a lower cost as a result of our ingredient merchandising business because of lower per unit shipping costs associated with larger purchases and volume discounts. For the year ended December 31, 2004, ingredient merchandising generated net sales of $563.4 million, or 21.5% of total feed segment net sales, and a gross profit of $18.6 million, or 7.2% of total feed segment gross profit.

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

     FACTORS AFFECTING COMPARABILITY

     Dairy and Agricultural Commodity Inputs and Outputs

     Many of our products, particularly in our dairy foods, feed and layers segments use dairy or agricultural commodities as inputs or constitute dairy or agricultural commodity outputs. Consequently, our results are affected by the cost of commodity inputs and the market price of commodity outputs. Government regulation of the dairy industry and industry practices in the animal feed industry tend to stabilize margins in those segments but do not protect against large movements in either input costs or output prices.

     Dairy Foods. Raw milk is the major commodity input for our dairy foods segment. For the year ended December 31, 2004, our raw milk input cost was $1,915.9 million, or 51.0% of the cost of sales for our dairy foods segment. Cream, butter and bulk cheese are also significant dairy foods commodity inputs. Cost of sales for the year ended December 31, 2004 for these inputs was $214.3 million for cream, $136.6 million for butter and $389.5 million for bulk cheese. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

     The minimum price of raw milk and cream is set monthly by Federal regulators based on the regional prices of dairy food products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the year ended December 31, 2004, bulk cheese, which is generally priced the date of make, represented $334.8 million, or 8.5%, of our dairy foods segment's net sales.

     We also maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the year ended December 31, 2004, branded and private label retail, deli and foodservice net sales of cheese and butter represented $1,448.1 million, or 36.6%, of our dairy foods segment's net sales.

     Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. The per pound market price of butter averaged $1.82 for the year ended December 31, 2004, $1.14 in 2003 and $1.11 in 2002. The per pound market price for butter on December 31, 2004 was $1.54. In the past three years, the lowest monthly market price for butter was $0.96 in September 2002, and the highest monthly market price was $2.21 in April 2004. The per pound market price for block cheese averaged $1.65 for the year ended December 31, 2004, $1.32 in 2003 and $1.18 in 2002. In the past three years, the lowest monthly market price for block cheese was $1.07 in March 2003 and the highest monthly market price was $2.14 in April 2004. The per pound market price for block cheese on December 31, 2004 was $1.49.

     We maintain a sizable dairy manufacturing presence in the Upper Midwest. Milk production in the region declined slightly, down 1.1% for the year ended December 31, 2004 versus 2003. Lower feed prices coupled with higher milk prices for the last several months are leading to expectations of flat to slightly higher cow numbers for 2005. Higher cheese prices and access to lower cost ingredients resulted in improved cheese margins in the Upper Midwest for the year ended December 31, 2004 versus 2003. We closed our Volga, SD plant in May 2004 and our Perham, MN plant in January 2003. We continue to explore additional initiatives to improve our Upper Midwest dairy infrastructure in an effort to increase efficiencies and reduce costs.

     Margins on our mozzarella and whey products have negatively impacted our 2004 results. Increased capacity for production of mozzarella and whey has exceeded the moderate demand growth and placed downward pressure on the margins these products generate. We expect that the reduced margins will continue at least through 2005. In June of 2004, we completed the phase II expansion at CPI, our Tulare, California mozzarella and whey manufacturing facility, which doubled the plant capacity to approximately 6 million pounds of milk per day. Our total investment in the CPI facility is approximately $186 million in property, plant and equipment. Since CPI's inception in 1999 through December 31, 2004, we incurred pre-tax losses related to CPI aggregating $96.1 million. We expect pretax losses at CPI to continue at least through 2005.

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

     We enter into forward contracts to supply feed, which currently represent approximately 33% of our feed output. When we enter into these contracts, we also generally enter into forward input supply contracts to lock in our operating margins.

     Changes in commodity grain prices have an impact on the mix of products we sell. When grain prices are relatively high, the demand for complete feed rises since many livestock producers are also grain growers and sell their grain in the market and purchase complete feed as needed. When grain prices are relatively low, these producers feed their grain to their livestock and purchase premixes and supplements to provide complete nutrition to their animals. These fluctuations in product mix generally have minimal effects on our operating results. Complete feed has a far lower margin per ton than supplements and premixes. Thus, during periods of relatively high grain prices, although our margins per ton are lower, we sell substantially more tonnage because the grain portion of complete feed makes up the majority of its weight.

     As dairy production has shifted from the Upper Midwest to the Western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends and supplemental feeds. Complete feed is manufactured to meet the complete nutritional requirements of animals, whereas a simple blend is a blend of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional need. A supplemental feed is somewhere between these two points. Simple blends tend to have lower margins than supplemental feeds, and both have lower margins than complete feeds. This change in product mix is a result of differences in industry practices. Dairy producers in the Western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our Western feed region and increases in our subsidiaries that manufacture premixes in the Western area. In addition, the increase in vertical integration of swine and poultry producers has impacted our feed product mix by increasing sales of lower-margin feed products.

     We have seen continued erosion of commodity feed volumes, mainly related to producer integration in the swine and poultry sectors. For the year ended December 31, 2004, swine feed volumes were down 12% compared to 2003, and poultry feed was down 6%. Some of this volume reduction was deliberate due to plant closings, exiting company ownership positions and an increased focus on value-added sales opportunities. We expect downward pressure on volumes in dairy, poultry and swine feed to continue in 2005 as further integration occurs in these industries.

     Layers. MoArk produces and markets shell eggs and liquid egg products. MoArk's sales and earnings fluctuate depending on egg prices. For the year ended December 31, 2004, egg prices averaged $0.91 per dozen as measured by Urner Barry South Central Large, compared to egg prices of $0.94 for 2003. Decreasing market prices for eggs resulted, in part, from greater supply due to increased layer flock size as well as seasonal demand fluctuations.

     Through June 30, 2003, MoArk was unconsolidated and our ownership interest was recorded only as equity in earnings or loss from affiliated companies. Effective July 1, 2003, MoArk was consolidated in our financial statements as required by Financial Accounting Standards Board Interpretation No. 46 ("FIN 46") and we did not restate for prior periods. Accordingly, the 2004 and 2003 financial statements are not comparable for several categories, including sales and cost of sales in this segment. Sales of $541.3 million and cost of sales of $476.0 million were recorded for the year ended December 31, 2004 compared to sales of $317.8 million and cost of sales of $264.7 million for the six months ended December 31, 2003 in this segment. There were no sales and cost of sales recorded for the first six months of the year ended December 31, 2003 as MoArk was accounted for under the equity method during these periods.

     Acquisitions/Joint Ventures/Divestitures

     In June 2004, we completed the purchase of Farmland Industries 8% ownership position in Land O'Lakes Farmland Feed LLC, which gave Land O'Lakes 100% ownership of the entity. As of October 2004, we renamed this wholly-owned business Land O'Lakes Purina Feed LLC. We paid $12.2 million in cash to purchase the minority interest. As a result, a minority interest of $55 million for this joint venture was eliminated from our consolidated balance sheet.

     Discontinued Operations

     On February 25, 2005, we completed the sale of substantially all of the assets of the swine production operations to Maschhoff West LLC. Under the terms of the agreement, Land O'Lakes, Inc. will continue to hold all current aligned system contracts. For the purposes of this Form 10-K, certain components of the swine production operations are reported as discontinued operations for all periods presented.

     Litigation Settlements

     Our net earnings and cash flow in 2004, 2003 and 2002 were positively affected by settlement proceeds received from certain product suppliers. Substantially all these gains have been recorded in our feed segment.

     In the fourth quarter of 1999, a class action lawsuit, alleging illegal price fixing, was filed against various vitamin product suppliers. Initially, we were a party to this action as a member of the class. In February 2000, however, we decided to pursue our claims against the defendants outside the class action. In the year ended December 31, 2002, we reached settlements with several defendants. As a result of these settlements, we recorded gains on legal settlements aggregating $153.8 million in 2002. We settled with additional defendants and received approximately $12.4 million in 2003. In 2004, we settled with additional defendants and received $6.1 million. Cumulatively, we have received approximately $178 million from the settling defendants, and we do not expect to receive additional settlements related to this matter.

     During the first quarter of 2003, we also settled a claim against certain suppliers of methionine, an amino acid that we purchase and use in certain of our products. We alleged that certain methionine suppliers had illegally engaged in price fixing. For the years ended December 31, 2004 and 2003, we received $0 and $10.4 million, respectively, from the settling defendants. Cumulatively, we have received $12.1 million from the settling defendants. We do not expect to receive additional settlements based on this claim.

     The following table summarizes our gains on these legal settlements for the last three years:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          2004    2003    2002
                                                          ----   -----   ------
                                                          (DOLLARS IN MILLIONS)
Vitamin settlement ...................................    $6.1   $12.4   $153.8
Methionine settlement ................................      --    10.4      1.7
                                                          ----   -----   ------
   Total .............................................    $6.1   $22.8   $155.5
                                                          ====   =====   ======

     Recording of Minimum Pension Liability

     Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," requires recognition of a minimum liability when the accumulated benefit obligation exceeds the fair value of plan assets at the measurement date. As of our November 30, 2004 measurement date, our defined benefit pension plan assets had a lower market value than the plan's accumulated benefit obligation. While we are not required to make any immediate cash contributions to the plan, we recorded a required non-cash other comprehensive income charge to equity of $8.6 million, net of income tax benefit, in December, 2004.

     For the year ended December 31, 2004, we also recorded an other comprehensive income benefit to equity of $1.2 million, net of income tax expense, for our portion of the minimum pension liability adjustment for Agriliance. For the year ended December 31, 2003, we recorded $60.9 million, net of an income tax benefit, for Land O'Lakes minimum pension liability and a charge to equity of $4.7 million, net of income tax benefit, for our portion of the minimum pension liability adjustment of Agriliance. For the year ended December 31, 2002, we incurred a $1.0 million charge to equity, net of income taxes, for the Land O'Lakes minimum pension liability. These non-cash charges to equity do not affect net earnings.

     Derivative Commodity Instruments

     We use derivative commodity instruments, primarily futures contracts, to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked-to-market each month and these unrealized gains or losses ("unrealized hedging gains and losses") are recognized in our earnings and are fully taxed and applied to retained earnings on our balance sheet. We recorded unrealized hedging losses of $23.1 million for the year ended December 31, 2004. Unrealized hedging gains of $19.5 million and $1.1 million were recorded for the years ended December 31, 2003 and December 31, 2002, respectively.

RESULTS OF OPERATIONS

                                                                               FOR THE YEARS ENDED DECEMBER 31
                                                                   ------------------------------------------------------
                                                                         2004               2003               2002
                                                                   ----------------   ----------------   ----------------
                                                                               % OF               % OF               % OF
                                                                   $ AMOUNT   TOTAL   $ AMOUNT   TOTAL   $ AMOUNT   TOTAL
                                                                   --------   -----   --------   -----   --------   -----
                                                                                    (DOLLARS IN MILLIONS)
NET SALES
Dairy foods ....................................................   $3,956.9    51.5   $2,975.0    47.5   $2,898.8    50.1
Feed ...........................................................    2,626.6    34.2    2,467.2    39.4    2,444.7    42.2
Seed ...........................................................      538.4     7.0      479.3     7.6      406.9     7.0
Layers .........................................................      541.3     7.1      317.8     5.1         --      --
Other/eliminations .............................................       13.3     0.2       29.9     0.5       39.2     0.7
                                                                   --------    ----   --------    ----   --------    ----
   Total net sales .............................................   $7,676.5           $6,269.2           $5,789.6
                                                                   ========           ========           ========

                                                                               % OF               % OF               % OF
                                                                               NET                NET                NET
                                                                   $ AMOUNT   SALES   $ AMOUNT   SALES   $ AMOUNT   SALES
                                                                   --------   -----   --------   -----   --------   -----
COST OF SALES
Dairy foods ....................................................   $3,759.1   95.0    $2,804.8   94.3    $2,743.7   94.6
Feed ...........................................................    2,370.0   90.2     2,179.1   88.3     2,155.3   88.2
Seed ...........................................................      468.0   86.9       416.2   86.8       353.9   87.0
Layers .........................................................      476.0   87.9       264.7   83.3          --     --
Other/eliminations .............................................        9.7   72.9        20.2   67.6        30.8   78.6
                                                                   --------   ----    --------   ----    --------   ----
   Total cost of sales .........................................    7,082.8   92.3     5,685.0   90.7     5,283.7   91.3

Selling, general and administrative ............................      501.0    6.5       464.6    7.4       466.5    8.1
Restructuring and impairment charges ...........................        7.8    0.1         6.3    0.1        31.4    0.5
                                                                   --------   ----    --------   ----    --------   ----
Earnings from operations .......................................       84.9    1.1       113.3    1.8         8.0    0.1

Interest expense, net ..........................................       83.1    1.1        81.0    1.3        76.4    1.3
Gain on legal settlements ......................................       (5.4)  (0.1)      (22.8)  (0.4)     (155.5)  (2.7)
Other income, net ..............................................       (2.1)   0.0        (1.6)   0.0        (8.4)  (0.1)
Equity in earnings of affiliated companies .....................      (58.4)  (0.8)      (57.3)  (0.9)      (24.2)  (0.4)
Loss on impairment of investment ...............................       36.5    0.5          --    0.0          --    0.0
Minority interest in earnings of subsidiaries ..................        1.6    0.0         6.4    0.1         5.5    0.1
                                                                   --------   ----    --------   ----    --------   ----
Earnings before income taxes and discontinued operations .......       29.6    0.4       107.6    1.7       114.2    2.0

Income tax expense .............................................        1.4    0.0        20.7    0.3         4.4    0.1
                                                                   --------   ----    --------   ----    --------   ----
Net earnings from continuing operations ........................       28.2    0.4        86.9    1.4       109.8    1.9

Loss from discontinued operations, net of income tax benefit ...       (6.8)  (0.1)       (4.9)  (0.1)      (13.4)  (0.2)
                                                                   --------   ----    --------   ----    --------   ----
Net earnings ...................................................   $   21.4    0.3    $   82.0    1.3    $   96.4    1.7
                                                                   ========   ====    ========   ====    ========   ====

     YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Overview of Results

     Our net earnings decreased $60.6 million to $21.4 million in 2004, compared to $82.0 million in 2003. Net earnings in 2004 were impacted by a reduction in gain on legal settlements, net of income taxes, of $12.8 million as well as a $34.7 million impairment of our investment in CF Industries, net of income taxes. The change in net earnings also includes an increase in unrealized hedging losses of $25.9 million, net of income taxes. Excluding these items, the Company's net earnings increased $12.8 million in 2004. This increase reflects improved margins in dairy foods and seed, higher volume growth in seed, partially offset by lower earnings in the feed and layers segments.

     Net Sales

     Net sales in 2004 increased $1,407.3 million, or 22.4%, to $7,676.5 million, compared to 2003. The primary increase is attributed to a $981.9 million increase in dairy foods. Sales were also impacted from the consolidation of MoArk effective July 1, 2003, which increased sales by $223.5 million in 2004 compared to 2003. Prior to July 1, 2003, MoArk was accounted for under the equity method. Increased sales in seed and feed also contributed $218.5 million. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

     Gross Profit

     Gross profit in 2004 increased $9.5 million, or 1.6%, to $593.7 million compared to 2003. Increased volumes in dairy foods, improved margins in seed and the inclusion of a full year of MoArk gross profit in 2004 were the most significant reasons for the increase. Prior to July 1, 2003, MoArk was accounted for under the equity method. Partially offsetting these increases was a $37.8 million increase in unrealized hedging losses, mainly in feed. Gross profit as a percentage of net sales decreased 1.6 percentage points to 7.7% for the year ended December 31, 2004 from 9.3% over the same period in 2003. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

     Selling, General and Administrative Expense

     Selling, general and administrative expense for the year ended December 31, 2004 increased $36.3 million, or 7.8%, to $500.9 million, compared to 2003. The increase was primarily due to the consolidation of MoArk effective July 1, 2003, which resulted in an additional $13.6 million of expense for the year ended December 31, 2004. Prior to July 1, 2003, MoArk was accounted for under the equity method. Also contributing to the increase was a gain on the sale of the Perham and Gustine dairy facilities of $9.4 million in 2003 compared to no recorded gain for 2004 and increased incentive expense of $5.0 million in 2004. Selling, general and administrative expense as a percent of net sales decreased from 7.4% for the year ended December 31, 2003 to 6.5% for the year ended December 31, 2004.

     Restructuring and Impairment Charges

     We had restructuring and impairment charges of $7.8 million for the year ended December 31, 2004 compared to $6.3 million in 2003. Feed reported a restructuring charge of $2.9 million for severance costs for 100 employees affected by the restructuring of operations in 2004. In addition, impairment of feed assets held for sale was $3.1 million in 2004. We had impairments of $0.6 million in dairy foods and $0.2 million in the other segment related to the write-down of certain assets to their estimated fair value. We also incurred $1.5 million for goodwill impairment in our seed segment and reversed $0.5 million of restructuring charges in our dairy foods segment related to the closure of our Volga, SD and Perham, MN plants. The $6.3 million charge in 2003 related to $3.5 million of restructuring charges primarily for dairy foods and $2.8 million for impairment charges for the feed and seed segments.

     Interest Expense, Net

     Interest expense, net of interest income, in 2004 was $83.1 million, compared to $81.0 million in 2003. The consolidation of MoArk effective July 1, 2003 resulted in an additional $2.3 million of interest expense for the year ended December 31, 2004. Prior to July 1, 2003, MoArk was accounted for under the equity method. In addition, we accelerated $1.5 million of deferred financing cost amortization as a result of early payoff of our Term A loan and prepayment of a portion of the Term B loan with proceeds from the $100 million expansion of our receivables securitization facility. Partially offsetting these increases was a $2.5 million decrease in interest expense from the interest rate swap we entered into during 2004. Combined interest rates for borrowings, excluding CoBank patronage, averaged 6.8% in 2004, compared to 7.2% in 2003.

     Gain on Legal Settlements

     As a result of settled litigation with product suppliers, we recorded a gain on legal settlements of $6.1 million for the year ended December 31, 2004 compared to a gain on legal settlements of $22.8 million year ended December 31, 2003. In 2004, we also settled other cases for a combined loss of $0.7 million. See "Overview -- Factors Affecting Comparability -- Litigation Settlements."

     Equity in Earnings of Affiliated Companies

     For the year ended December 31, 2004, equity in earnings of affiliated companies was $58.4 million, compared to equity in earnings of $57.2 million in 2003. Results for 2004 included equity in earnings from Agriliance of $39.3 million compared to equity in earnings of $33.9 million for 2003. This increase was primarily driven by improved crop protection product and crop nutrient product margins, partially offset by increased selling, general and administrative expense. A discussion of net earnings for Agriliance can be found under the caption "Overview -- General -- Unconsolidated Businesses." MoArk equity investments had equity earnings of $7.9 million for the year ended December 31, 2004, a decrease of $2.3 million from 2003, due to a decline in market prices for eggs.

     Income Taxes

     We recorded income tax expense of $1.4 million in 2004, compared to income tax expense of $20.7 million in 2003. The decline was primarily a result of unrealized hedging losses of $23.1 million in 2004 compared to unrealized hedging gains of $19.5 million in 2004. A decline in MoArk earnings, which is a non-member business, also caused a decrease in income tax expense.

     Loss from Discontinued Operations, Net of Income Tax Benefit

     The loss from discontinued operations for the year ended December 31, 2004 was $6.7 million compared to $4.9 million in 2003. The increased loss is primarily the result of an unrealized hedging loss of $3.3 million in 2004 from our swine production operations compared to unrealized hedging gains of $1.9 million in 2003 and higher feed input costs in 2004. Partially offsetting the increase was savings from reduced expenses in our cost-plus program and higher hog market prices in 2004 compared to 2003.

     Allocation of Net Earnings

     In 2004, earnings of $25.6 million, net of the impairment of CF Industries, from member business were allocated to member equities, and $4.1 million of net loss was applied to retained earnings. The net loss of $4.1 million was primarily due to unrealized hedging losses and non-member losses in dairy foods and feed, partially offset by earnings in layers, which is all non-member business. In 2003, net earnings of $39.7 million were allocated to member equities, and retained earnings were increased by $42.3 million, reflecting the portion of the gain on legal settlements that pertains to non-member business, earnings in the layers segment, and unrealized hedging gains, partially offset by losses in non-member business.

     Net Sales and Gross Profit by Business Segment

     Our reportable segments consist of business units that offer similar products and services and/or similar customers. We have five segments: dairy foods, feed, seed, agronomy and layers. Our agronomy segment consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method and our 38% interest in CF Industries which is accounted for on a cost basis. Accordingly, no sales or gross profit are recorded in the agronomy segment. A discussion of net earnings for Agriliance can be found under the caption "Overview -- General -- Unconsolidated Businesses."

     DAIRY FOODS

                                                 FOR THE YEARS ENDED DECEMBER 31
                                                 -------------------------------
                                                    2004       2003     % CHANGE
                                                  --------   --------   --------
                                                       (DOLLARS IN MILLIONS)
Net sales ....................................    $3,956.9   $2,975.0     33.0%
Gross profit .................................       197.8      170.2     16.2%
   Gross profit as a % of sales ..............         5.0%       5.7%

     Net Sales

     Net sales for the year ended December 31, 2004 increased $981.9 million, or 33.0%, to $3,956.9 million, compared to 2003. For the year ended December 31, 2004, average commodity prices for butter increased $0.68 per pound, while the average commodity prices for cheese increased $0.34 per pound over 2003. The impact of these market price changes increased net sales of butter by $246.6 million and increased net sales of cheese by $94.4 million compared to 2003. Sales through our wholesale milk marketing program increased $351.9 million primarily due to increases in milk market prices. Cheese and Protein International (CPI) sales increased $106.1 million due to market price increases and higher volumes of mozzarella and whey products compared to the same period in 2003. Capacity doubled at CPI during 2004 as the Phase II expansion was completed. Volume increases in Foodservice cheese of 25.7 million pounds, a result of new customers and new products launched in schools and full-service restaurant businesses, accounted for a net sales increase of $36.4 million. In the Upper Midwest region, net sales of industrial bulk cheese increased by $90.2 million over 2003. This was partially offset by a decrease in volume of 24.9 million pounds in the private label butter category, resulting in a net sales decrease of $32.7 million year over year.

     Gross Profit

     Gross profit for the year ended December 31, 2004 increased $27.6 million, or 16.2%, to $197.8 million compared to 2003. The increase was primarily driven by increased margins in the retail butter and consumer cheese categories, which increased gross profit by $14.0 million and $12.1 million, respectively, over 2003. With the completion of the Phase II expansion at CPI, increased operating efficiencies and higher volumes increased gross profit by $11.8 million. Partially offsetting these increases was a decline in the dried cheese category of $5.1 million due to higher ingredient cost, lower volumes in the retail butter category resulting in a margin decrease of $3.4 million and a $9.4 million decrease in the wholesale milk program compared to 2003. Also, unrealized hedging losses were $2.6 million in 2004 compared to unrealized hedging gains of $3.0 million in 2003. Gross profit as a percent of net sales declined from 5.7% to 5.0% for the year ended December 31, 2003 versus 2004, respectively. The decline is primarily due to the effects of increased sales prices as a result of commodity market price increases.

     FEED

                                                 FOR THE YEARS ENDED DECEMBER 31
                                                 -------------------------------
                                                    2004       2003     % CHANGE
                                                  --------   --------   --------
                                                      (DOLLARS IN MILLIONS)
Net sales.....................................    $2,626.6   $2,467.2      6.5%
Gross profit..................................       256.6      288.1    (10.9)%
   Gross profit as a % of sales...............         9.8%      11.7%

     Net Sales

     Net sales for the year ended December 31, 2004 increased $159.4 million, or 6.5%, compared to the year ended December 31, 2003. Formula feed sales, which includes both lifestyle and livestock feeds, increased $78.4 million primarily due to increased volumes, particularly in horse and companion lifestyle and dairy livestock animal feed, as well as higher commodity prices. Sales at our Land O'Lakes Purina Feed LLC subsidiaries increased $21.3 million mainly due to increased sales of premix products as well as higher commodity prices. Ingredients sales increased $57.5 million due to higher commodity prices in 2004 compared to 2003. Although livestock feed sales increased due to higher commodity prices the increase was partially offset by lower volumes for beef, swine and poultry feed. Continued producer integration and exiting of a swine joint venture, as well as a geographic shift in livestock numbers are the primary causes for this volume decline.

     Gross Profit

     Gross profit for the year ended December 31, 2004 decreased $31.5 million, or 11.0%, compared to the year ended December 31, 2003. The decrease was caused by a decline in formula feed gross profit of $8.9 million due to volume declines in livestock feeds, product mix changes, increased freight subsidies resulting from higher fuel costs, and increased costs of packaging and other supplies. Unrealized hedging losses of $13.6 million for the year ended December 31, 2004 compared to unrealized hedging gains of $11.8 million for the year ended December 31, 2003 resulted in a reduction to gross profit of $25.4 million. Partially offsetting these declines were improved sales of ingredients that resulted in $4.9 million of additional gross profit due to focused purchasing opportunities in rising and volatile commodity markets. Gross profit as a percent of net sales declined from 11.7% to 9.8% for the year ended December 31, 2003 versus 2004, respectively. The decline is primarily due to unrealized hedging losses, as well as product mix changes to lower-margin formula feed products and increased packaging, supplies, and fuel costs.

     SEED

                                      FOR THE YEARS ENDED DECEMBER 31
                                      -------------------------------
                                          2004     2003    % CHANGE
                                         ------   ------   --------
                                         (DOLLARS IN MILLIONS)
Net sales .........................      $538.4   $479.3     12.3%
Gross profit ......................        70.4     63.1     11.6%
   Gross profit as a % of sales ...        13.1%    13.2%

     Net Sales

     Net sales for the year ended December 31, 2004 increased $59.1 million, or 12.3%, to $538.4 million compared to 2003. Volume increases and product mix in partnered corn resulted in a sales increase of $30.4 million over last year. Proprietary soybean sales increased $15.7 million, or 24.9%, as a result of high volumes and higher average sales prices. Proprietary corn and alfalfa increased sales by $9.8 million due to volume and price gains. Partially offsetting these increases were lower volumes in forage, decreasing sales by $3.6 million.

     Gross Profit

     Gross profit for the year ended December 31, 2004 increased $7.3 million, or 11.6%, to $70.4 million compared to 2003. Gross profits for alfalfa increased $7.3 million, due to increased volumes and a lower inventory cost. Volume growth in corn resulted in increased gross profit of $3.6 million, or 15.3% over the prior period. Other seed categories accounted for an increase in gross profit of $2.1 million. These increases were partially offset by unrealized hedging losses of $3.0 million for the year ended December 31, 2004 compared to unrealized hedging gains of $2.7 million for the year ended December 31, 2003. Gross profit as a percent of net sales decreased from 13.2% to 13.1% for the year ended December 31, 2003 versus 2004, respectively.

     LAYERS

     Effective July 1, 2003, we consolidated MoArk as required by FIN 46 and presented the business as our layers segment in our financial statements. Prior periods were not restated. Prior to July 1, MoArk was accounted for under the equity method; accordingly, sales and gross profit for the first six months ended June 30, 2003 were not included in our layers segment, which is comprised solely of our ownership in MoArk.

     Net Sales

     Net sales for the year ended December 31, 2004 were $541.3 million compared to $317.8 million for the year ended December 31, 2003. On a stand-alone basis, MoArk had net sales of $552.4 million for the year ended December 31, 2003. The decrease in sales was primarily driven by lower egg market prices. The average quoted price based on the South Central Large market decreased to $0.91 per dozen in 2004 compared to $0.94 per dozen in 2003. As a result, sales of shell eggs decreased $26.9 million. Partially offsetting this decrease was a $12.8 million increase in the sales of liquid egg products, due to increased volumes of 231 million dozen equivalents in 2004 compared to 226 million in 2003.

     Gross Profit

     Gross profit for the year ended December 31, 2004 was $65.3 million compared to $53.1 million for the year ended December 31, 2003. On a stand-alone basis, MoArk had a gross profit of $72.5 million for the year ended December 31, 2003. The margin decline is primarily a result of the drop in sales dollars due to decreased egg market prices. This is partially offset by decreased cost of feed ingredients and the reduction of cost from the disposition of some Georgia contract layer production operations. Gross profit as a percent of net sales decreased from 22.8% to 12.1% for the year ended December 31, 2003 versus 2004, respectively.

     YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Overview of Results

     Our net earnings decreased $14.4 million to $82.0 million in 2003, compared to $96.4 million in 2002. Net earnings in 2003 were impacted by a reduction in gain on legal settlements, net of income taxes, of $113.0 million. Excluding this reduction, net earnings increased $98.6 million over the year ended December 31, 2002. Net earnings were favorably impacted by the effects of higher market prices for dairy and liquid egg products and volume growth in the seed and layers segments. Earnings were also improved through cost reduction initiatives, increased earnings from equity in affiliated companies, reduced one-time costs related to the integration of Purina Mills, gains on the sale of manufacturing facilities and reduced restructuring and impairment charges. An increase in unrealized hedging gains of $10.7 million, net of income taxes, also contributed to the increased earnings in 2003.

     Net Sales

     Net sales in 2003 increased $479.6 million, or 8.3%, to $6,269.2 million, compared to 2002. The increase was primarily attributed to the consolidation of MoArk effective July 1, 2003 which increased sales by $317.8 million. Increases in dairy foods, feed and seed sales contributed a $171.1 million increase in sales. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

     Gross Profit

     Gross profit in 2003 increased $78.3 million, or 15.5%, to $584.2 million compared to 2002. The consolidation of MoArk increased gross profit by $53.1 million. Dairy foods, feed and seed contributed to an increase in gross profit due to higher average prices for certain commodities. Gross profit as a percent of net sales increased 0.6 percentage points to 9.3% for 2003, compared to 8.7% for the prior year. The consolidation of MoArk was the primary reason for the increase in our gross profit as a percent of net sales due to its higher-margin product mix. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

     Selling, General and Administrative Expense

     Selling, general and administrative expense for the year ended December 31, 2003 decreased $1.9 million, or 0.4%, to $464.6 million, compared to 2002. The decrease was primarily due to gains on the sale of two dairy facilities, which totaled $9.5 million, and spending reductions associated with our ongoing cost control efforts. These reductions were partially offset by the consolidation of MoArk, effective July 1, 2003, which added $23.4 million of selling, general and administrative expenses in 2003. Selling, general and administrative expense as a percent of net sales decreased 0.7 percentage points to 7.4% for the year ended December 31, 2003 from 8.1% for the year ended December 31, 2002.

     Restructuring and Impairment Charges

     In 2003, we had restructuring and impairment charges of $6.3 million compared to $31.4 million in 2002. In 2003, we closed two dairy facilities, three feed plants, and a seed facility as we continued to rationalize our operations, resulting in $3.5 million of restructuring charges. In 2002, restructuring charges were $13.2 million related to severance costs at dairy and feed facilities. Impairment charges of $2.8 million were recorded in 2003 due to write-downs of certain assets to their estimated values and the recording of goodwill impairments. In 2002, impairment charges totaled $18.2 million for the write-down of assets held for sale in the dairy foods and feed segments.

     Interest Expense, Net

     Interest expense, net of interest income, in 2003 was $81.0 million, compared to $76.4 million in 2002. The increase is partly due to $4.4 million of interest expense in 2003 relating to CPI's capital lease obligation, which was recorded in selling, general, and administrative expense as operating lease rent expense in the 2002 consolidated financial statements. The consolidation of MoArk effective July 1, 2003 resulted in additional interest expense of $3.3 million. Also, in 2003 we accelerated $3.7 million of deferred financing cost amortization as a result of prepayments made on our term loans with proceeds from the issuance of $175 million 9% senior secured bonds in December 2003. Offsetting these increases was reduced interest expense on our variable rate term loans of $7.0 million which was due to lower debt levels and favorable LIBOR rates compared to 2002. Combined interest rates for borrowings, excluding CoBank patronage, averaged 7.2% in 2003, compared to 7.0% in 2002.

     Gain on Legal Settlements

     As a result of settled litigation, we recorded a gain on legal settlements of $22.8 million for the year ended December 31, 2003 compared to a gain on legal settlements of $155.5 million year ended December 31, 2002. See "Overview -- Factors Affecting Comparability -- Litigation Settlements."

     Equity in Earnings of Affiliated Companies

     For the year ended December 31, 2003, equity in earnings of affiliated companies was $57.2 million, compared to equity in earnings of $24.2 million in 2002. Results for 2003 included equity in earnings from Agriliance of $33.9 million compared to equity in earnings of $25.1 million for 2002. This increase was primarily driven by improved crop protection product and crop nutrient product margins, partially offset by increased selling, general and administrative expense. A discussion of net earnings for Agriliance can be found under the caption "Overview -- General -- Unconsolidated Businesses." We recorded earnings from MoArk of $4.3 million, prior to the consolidation, effective July 1, 2003, compared to a loss of $2.9 million for the year ended December 31, 2002. In addition, MoArk equity investments had equity earnings of $10.2 million for the six months ended December 31, 2003. The increase in MoArk-related earnings was driven by improved market prices for eggs, in part as a result of a declining chick hatch, changes in response to new animal welfare guidelines and changing consumer dietary trends.

     Income Taxes

     We recorded income tax expense of $20.7 million in 2003, compared to $4.4 million in 2002. The increase in tax expense resulted from improved earnings from MoArk and other non-member business, including unrealized hedging gains. The effect of allocated patronage refunds reduced our statutory tax rate from 35.0% to a tax expense of 22.0% for 2003, compared to 5.3% in 2002. The effect of additional taxes benefited and other factors further reduced our tax rate, resulting in an effective tax rate of 19.2% for 2003, compared to an effective tax rate of 3.9% in 2002.

     Loss from Discontinued Operations, Net of Income Tax Benefit

     The loss from discontinued operations, net of income tax benefit in 2003 was $4.9 million compared to $13.4 million in 2002. The reduction in loss was due to increased market hog prices along with an increase in feeder pig prices and lower costs under our Cost Plus Program. In addition, an unrealized hedging gain recorded in 2003 compared to an unrealized loss recorded in 2002 improved the loss from discontinued operations.

     Allocation of Net Earnings

     In 2003, net earnings of $39.7 million from member business were allocated to member equities, and retained earnings increased by $42.3 million, primarily due to the increased earnings in layers, which is non-member business, increased earnings from unrealized hedging gains and the portion of the gain on legal settlements that pertains to non-member business. This increase is partially offset by non-member losses in our discontinued swine operations and in our dairy foods industrial operations. In 2002, net earnings of $83.8 million were allocated to member equities, and retained earnings were increased by $12.6 million, reflecting the portion of the gain on legal settlements that pertains to non-member business, partially offset by losses in non-member business.

     Net Sales and Gross Profit by Business Segment

     DAIRY FOODS

                                      FOR THE YEARS ENDED DECEMBER 31
                                      -------------------------------
                                         2003       2002     % CHANGE
                                       --------   --------   --------
                                            (DOLLARS IN MILLIONS)
Net sales .........................    $2,975.0   $2,898.8     2.6%
Gross profit ......................       170.2      155.1     9.7%
   Gross profit as a % of sales ...         5.7%       5.4%

     Net Sales

     Net sales for the year ended December 31, 2003 increased $76.2 million, or 2.6%, to $2,975.0 million, compared to 2002. For the year ended December 31, 2003, average commodity prices for butter increased $0.03 per pound, while average commodity prices for cheese increased $0.13 per pound compared to 2002. The impact of these market price changes increased net sales of butter by $15.2 million and increased net sales of cheese by $16.1 million compared to 2002. Retail and foodservice butter volumes increased 9.5 million pounds resulting in a $5.9 million increase in net sales versus 2002. Retail butter volume increased as a result of the introduction of a new spreadable butter product that increased volume by 5.9 million pounds. Foodservice butter volumes increased due to an increased focus on school programs and growth in buying groups. Foodservice cheese sales increased 17.9 million pounds which resulted in an increase in sales of $25.7 million for 2003 compared to 2002 as a result of the strong performance within schools and buying groups. Sales in 2003 for our wholesale milk marketing program increased $90.5 million compared to 2002 primarily resulting from the increased market price of milk of approximately $1.00 per hundredweight. Offsetting these increases was a $7.1 million decline in bulk cheese sales for 2003 compared to 2002 as the result of closing the Perham, Minnesota cheese plant. The cheese production of Perham was shifted to the Melrose Dairy Plant which is an unconsolidated joint venture, which further led to the decline in bulk cheese sales. Retail cheese volumes decreased 11.3 million pounds compared to 2002 due to competitive pricing pressures and the grocer strikes on the West Coast. This resulted in a decrease in sales of $21.0 million. Deli cheese volumes decreased 8.7 million pounds resulting in a decrease in sales of $15.5 million versus 2002. This decrease was primarily due to increased average market prices, competitive pricing pressures and an increased focus on higher-margin branded deli cheese products. International sales decreased $16.5 million primarily due to the sale of the Poland cheese plant in June 2002. Volume changes in other product categories accounted for the remaining sales increase of $17.1 million.

     Gross Profit

     Gross profit for the year ended December 31, 2003 increased $15.1 million, or 9.7%, compared to 2002. Higher commodity prices in butter and value-added cheese (retail, deli and foodservice cheese) increased gross profit by $4.6 million. Volume increases in butter and foodservice cheese also increased gross profit by $3.0 million compared to 2002. Gross profit in bulk cheese increased $13.1 million as a result of reducing sales of unprofitable business. Gross profit in 2003 under our wholesale milk marketing program also increased $12.0 million compared to 2002. These increases were offset by reduced volumes of retail cheese and deli cheese resulting in decreased gross profit of $3.2 million and $3.0 million, respectively. Gross profit in our International business decreased $4.1 million primarily due to the sale of our Poland cheese plant in June 2002. Gross profit of other product areas had a combined decrease of $7.3 million.

     FEED

                                      FOR THE YEARS ENDED DECEMBER 31
                                      -------------------------------
                                         2003       2002     % CHANGE
                                       --------   --------   --------
                                           (DOLLARS IN MILLIONS)
Net sales .........................    $2,467.2   $2,444.7     0.9%
Gross profit ......................       288.1      289.4    (0.4%)
   Gross profit as a % of sales ...        11.7%      11.8%

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

     Gross Profit

     Gross profit for the year ended December 31, 2003 decreased $1.3 million, or 0.4%, compared to 2002. Gross profit declined $36.1 million for livestock feeds primarily due to volume decreases in dairy, feedlot, cattle and swine feed sales. Producer economics in the dairy and swine industries have pressured margins in these industries and affected feed purchasing decisions. Volumes declined due to the effects of an excess supply of animal protein in the market, the impact of depressed commodity prices in dairy, swine and poultry, integration efforts in the industry, competitive pressures and a geographic shift in dairy production. We also experienced a decrease of $1.5 million in our feed additives business, as this business has also been impacted by unfavorable industry economics. In addition, gross profit declined $4.7 million due to businesses exited in 2002. Offsetting these decreases was a $17.7 million increase in gross profit for lifestyle feed products due to volume increases for horse, lab and zoo feeds, somewhat offset by volume declines in pet food. Ingredient gross profit increased $6.9 million as a result of strong volumes late in 2003, increased commodity prices during the second half of 2003, and changes in product mix. Cost reductions in our manufacturing and distribution increased gross profit by $9.5 million in 2003 versus 2002, as we continued integration efforts. Unrealized hedging gains increased gross profit by $11.6 million as commodity markets moved higher at year-ended 2003 when we had more derivatives in place to manage risk on increased feed volumes sold during the winter months.

     SEED

                                      FOR THE YEARS ENDED DECEMBER 31
                                      -------------------------------
                                          2003     2002    % CHANGE
                                         ------   ------   --------
                                           (DOLLARS IN MILLIONS)
Net sales .........................      $479.3   $406.9     17.8%
Gross profit ......................        63.1     53.0     19.1%
   Gross profit as a % of sales ...        13.2%    13.0%

     Net Sales

     Net sales for the year ended December 31, 2003 increased $72.4 million, or 17.8%, to $479.3 million compared to 2002. Volume growth and product mix in both proprietary and partnered categories resulted in increased corn sales of $47.6 million, or 35.7% compared to 2002. Soybean sales increased $38.9 million in 2003, or 29.6%, as a result of increased volumes and sales price. Alfalfa sales increased $2.6 million, or 6.7%, due to increased volumes related to selling off excess inventory. Weak markets and lower volumes decreased forage and turf sales by $4.4 million and $0.5 million, respectively. Sales of inoculation/coatings decreased $2.8 million, mainly as a result of the sale of a wholesale business in 2002. Cotton volumes decreased, resulting in a $1.9 million sales decrease. Volume decreases in other seed categories resulted in a sales decrease of $7.1 million.

     Gross Profit

     Gross profit for the year ended December 31, 2003 increased $10.1 million, or 19.1%, compared to 2002. Continued volume growth in both proprietary and partnered corn seed products resulted in increased gross profit of $6.8 million over 2002. Gross profit for soybeans increased $11.9 million due to an increase in sales volume. Gross profit for forage, turf and cotton seed increased by $0.2 million for 2003 compared to 2002. Offsetting these increases was a $5.5 million decrease in gross profit for alfalfa due to write-downs of excess inventory. Also, gross profit decreased $2.3 million as a result of selling a wholesale inoculants business in 2002.

     LAYERS

     Effective July 1, 2003, we consolidated MoArk under FIN 46 and presented the business as our layers segment in our financial statements. Prior periods were not restated. Prior to July 1, MoArk was accounted for under the equity method; hence, sales and gross profit for 2002 and the first six months of 2003 were not included in our layers segment.

     Net Sales

     Net sales in our layers segment for the year ended December 31, 2003 were $317.8 million compared to no net sales in 2002 due to the consolidation of MoArk under FIN 46 on July 1, 2003. On a stand-alone basis, MoArk had net sales of $234.6 million for the six months ended June 30, 2003. For the year ended December 31, 2002, MoArk had net sales of $441.8 million. During 2003, the average market price of eggs per dozen was $0.94 as compared to $0.73 in 2002. During the year ended December 31, 2003, LAND O LAKES-branded egg sales increased to 4.9 million dozen, up 43% compared to 2002. Total volume of shell eggs (in dozens) increased by 62 million, which increased sales by nearly $57.7 million.

     Gross Profit

     Gross profit for the year ended December 31, 2003 was $53.1 million compared to no gross profit in 2002 due to the consolidation of MoArk under FIN 46 on July 1, 2003. MoArk had gross profit of $19.4 million for the six months ended June 30, 2003. For the year ended December 31, 2002, MoArk had gross profit of $34.2 million. For 2003, the average cost of eggs (all egg sizes and types) per dozen was $0.63 as compared to $0.53 in 2002 due to increased feed and bird costs. Total volume of shell eggs (in dozens) increased by 62 million, which increased gross profit by nearly $18.7 million.

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

     Total long-term debt, including the current portion, was $943.9 million as of December 31, 2004 compared to $1,073.2 million as of December 31, 2003. The decrease was primarily due to $126.5 million of term debt repayments, of which $100 million of proceeds from the expansion of our off-balance sheet receivables securitization facility was used to pre-pay the term debt.

     Our primary sources of debt as of December 31, 2004 included a $200 million revolving credit facility and a $118.4 million institutional Term B loan, both of which are secured by the majority of the Company's assets. In addition, we have $175 million in second lien notes, $350 million in unsecured notes, and $191 million of capital securities. For more information related to our debt facilities, please refer to the section entitled "Principal Debt Facilities."

     Other debt as of December 31, 2004 included approximately $15 million of Industrial Development Bonds, $74 million of long-term debt related to MoArk, and $73 million of miscellaneous other debt obligations. Land O' Lakes does not provide any guarantees or support for MoArk's debt.

     During the fourth quarter of 2001, we entered into a $100 million receivables securitization program to reduce overall financing costs. On March 31, 2004, we expanded the facility to $200 million. As of December 31, 2004, $200 million was available under this facility. In accordance with generally accepted accounting principles, this facility was not reflected as debt on our consolidated balance sheet. A more complete description of this accounts receivable securitization program is found below under the caption, "Off-Balance Sheet Arrangements."

     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. As of December 31, 2004, $145.3 million was available under our $200 million revolving credit facility for working capital and general corporate purposes, after giving effect to $54.7 million of outstanding letters of credit, which reduce availability. There was no outstanding balance on the facility as of December 31, 2004. Our peak borrowing on the revolving credit facility in 2004 was $20 million in September. In addition, as of December 31, 2004, we had available cash on hand of $73.1 million, including $20.0 million of cash at MoArk but excluding $20.3 million held in escrow to support the capital lease financing of CPI. Total equities as of December 31, 2004 were $854.9 million.

     We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements through at least 2005, including debt service on our term debt, the revolving credit facilities, the 9% senior secured notes, and our 8 3/4% senior unsecured notes.

     CASH FLOWS

     The following table summarizes the key elements for our cash flows for the last three years ended December 31:

                                                  2004      2003     2002
                                                -------   -------   ------
                                                      ($ IN MILLIONS)
Net cash provided by operating activities ...   $ 202.0   $ 230.5   $ 30.2
Net cash used by investing activities .......     (33.1)    (34.2)    (1.8)
Net cash used by financing activities .......    (206.8)   (146.3)   (83.6)

     Operating Activities. Net cash provided by operating activities decreased $28.5 million in 2004 compared to 2003. The decrease was mainly due to the decrease in cash proceeds from legal settlements, which were $5.4 million in 2004, compared to $119.5 million in 2003. Partially offsetting this decrease was $109 million additional cash flows from working capital in 2004. Working capital requirements increased cash flows in 2004 compared to 2003 primarily due to timing of shipments in the seed segment and an increase in payables in the dairy foods segment. The $200.3 million increase in cash from operating activities in 2003 as compared to 2002 was primarily a result of $105 million in increased earnings from operations, $60 million increase in cash proceeds from legal settlements, and a reduction in cash contributions made to the pension plan in 2003 compared to 2002.

     Investing Activities. Net cash used by investing activities was $33.1 million for 2004 compared to $34.2 million for 2003. In 2004, $108.2 million in cash was used for capital expenditures and the purchase of a minority interest in Land O'Lakes Purina Feed compared to $81.7 million used for investment spending and capital expenditures in 2003. Partly offsetting the cash use in 2004 was $27.4 million of proceeds from sales of assets and $47.8 million of dividends received from affiliated companies, primarily from Agriliance and MoArk. In 2003, we received cash of $26.5 million from the sale of assets and $37.4 million from dividends from affiliated companies. In 2002 the primary use of cash for investing activities related to payments for investments and capital expenditures, offset by cash received from the sale of assets and dividends from affiliated companies.

     Financing Activities. During 2004, our financing activities resulted in a cash outflow of $206.8 million compared to $146.3 million in 2003. Principal payments in 2004 on term loans were $126.5 million. Other long-term debt principal payments for 2004 were $20.0 million, short-term debt declined by $28.6 million, and $34.6 million was paid for redemption of member equities. In 2003, we paid $274.8 million in term loan debt, partly offset by the issuance of $175 million senior secured notes. In addition, in 2003 we paid $30.1 million in other long-term debt principal payments and $24.4 million in cash for redemption of member equities. For the year ended December 31, 2002, we made payments of $62.0 million on existing long-term debt and payments of $37.9 million for redemption of member equities.

     CASH REQUIREMENTS

At December 31, 2004, we had certain contractual obligations, which require us to make payments as follows:

                                                    PAYMENTS DUE BY YEAR (AS OF DECEMBER 31, 2004)
                                             -----------------------------------------------------------
                                                           LESS THAN                           MORE THAN
CONTRACTUAL COMMITMENTS                         TOTAL       1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------                      ----------   ----------   ---------   ---------   ---------
                                                 (IN
                                             THOUSANDS)
Debt and leases:
Revolving credit facility(1) .............   $       --   $       --    $     --    $     --    $     --
Long-term debt ...........................      943,916       10,680      25,986     131,826     775,424
Obligations under capital lease ..........      100,902       10,378      21,000      20,393      49,131
Operating leases .........................      110,831       32,932      46,558      23,745       7,596
Other:
Madison Dairy purchase payment(2) ........       30,106       30,106          --          --          --
MoArk minimum payment obligation(3) ......       35,032           --      35,032          --          --
Swine contract payments (4) ..............       15,296        6,222       6,418       2,656          --
Non-cancelable purchase commitments(5) ...    1,285,390    1,285,390          --          --          --
Other obligations(6) .....................       13,487        8,574       3,128         238       1,547
                                             ----------   ----------    --------    --------    --------
   Total contractual obligations(7) ......   $2,534,960   $1,384,282    $138,122    $178,858    $833,698
                                             ==========   ==========    ========    ========    ========

----------
(1) A $200 million facility, of which $145.3 million was available as of December 31, 2004. A total of $54.7 million of this commitment was unavailable due to outstanding letters of credit. This facility was undrawn as of December 31, 2004. For more information regarding the credit facility, please see the caption below entitled "Principal Debt Facilities."

(2) Amount represents the remaining amount to be paid for the acquisition of Madison Dairy Produce Company.

(3) Amount represents the present value of future minimum payment for the 42.5% interest in MoArk owned by our joint venture partner. See "Item 1. Business-- Joint Ventures and Investments-- MoArk LLC" for a discussion of this payment obligation.

(4) Amount includes contractual commitments to purchase feeder pigs and producer services accounted for in our feed segment.

(5) Amounts primarily for raw materials in our dairy foods, feed, seed and layers segments. These purchase commitments, estimated for this table, are contracted on a short-term basis, typically for one year or less.

(6) Amounts primarily represent contractual commitments to purchase marketing and consulting services and capital equipment.

(7) Does not include contingent obligations under our pension and postretirement plans. For accounting disclosures of our pension and postretirement obligations, see Note 15 in "Item 8. Financial Statements and Supplementary Data."

     We expect total capital expenditures to be approximately $100 million in 2005. Of such amounts, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures will be required. We had $96.1 million in capital expenditures for the year ended December 31, 2004, compared to $71.7 million in capital expenditures for the year ended December 31, 2003.

     In 2005, we expect our total cash payments to members to be at least $32 million for revolvement, cash patronage and estates and age retirements.

     In 2005, we anticipate our total cash payments for interest on our short-term and long-term debt obligations to be approximately $80 million.

     GUARANTEES AND INDEMNIFICATION OBLIGATIONS

     The Company has provided various representations, warranties and other standard indemnifications in various agreements with customers, suppliers and other parties, as well as in agreements to sell business assets or lease facilities. In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties, certain environmental conditions and tax matters, and, in the context of sales of business assets, any liabilities arising prior to the closing of the transactions. Non-performance under a contract could trigger an obligation of the Company. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of any potential claims. We do not believe that any of these commitments will have a material effect on our results of operations or financial condition.

     PRINCIPAL DEBT FACILITIES

     The principal term loans consisted of a $325.0 million syndicated Term A loan facility with a final maturity date of October 10, 2006, and a $250 million syndicated Term B loan facility with a final maturity of October 10, 2008. During 2004, we made prepayments of $92.5 million on the Term A loan and $34.0 million on the Term B loan. The Term A loan was prepayable at any time without penalty and was completely paid off with these prepayments in March 2004. As of December 31, 2004, the Term B loan had a remaining balance of $118.4 million.

     Our revolving credit facility was amended and extended in January 2004. Under the amendment, the lenders have committed to make advances and issue letters of credit until January 2007 in the aggregate amount not to exceed $200 million, subject to a borrowing base limitation. The amendment also increased the amount available for the issuance of letters of credit from $50 million to $75 million.

     Borrowings under the term loan and the revolving credit facility bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margins are dependent upon Land O'Lakes leverage ratio in the case of the revolving credit facility. The margin on the Term B loan is fixed. As of December 31, 2004, the interest rate applicable to the Term B loan was 5.71%.

     In the first quarter of 2005, the Term B loan facility was fully prepaid without penalty. In February 2005, we made a $50 million prepayment on the Term B loan, of which approximately $46.5 million was mandatory based on an excess cash flow calculation for 2004, as defined in the credit agreement. The remaining $3.5 million was optional. In March 2005, we made a further prepayment of the remaining $68.4 million on the Term B loan due largely to cash proceeds received from the disposal of assets related to our swine production operations.

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

     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of December 31, 2004, the outstanding balance of Capital Securities was $190.7 million.

     In April and May 2004 we entered into three $50 million fixed-to-floating interest rate swap agreements, designated as fair value hedges, in an effort to return to historical exposure levels for floating interest rate debt. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At December 31, 2004, the aggregate notional amount of the swaps was $150 million and the fair value was $0.3 million.

     The credit agreement relating to the revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.0% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain an interest coverage ratio and a leverage ratio. Theses actual and required ratios for the years ended December 31, 2004 and 2003 are as follows:

                                       AT DECEMBER 31,   AT DECEMBER 31,   AT DECEMBER 31,
                                             2004              2003              2002
                                       ---------------   ---------------   ---------------
Actual Interest Coverage Ratio .....      3.23 to 1         4.55 to 1         3.52 to 1
Required Interest Coverage Ratio:
   Must be at least ................      2.50 to 1         2.50 to 1         2.50 to 1
Actual Leverage Ratio ..............      3.17 to 1         2.62 to 1         3.88 to 1
Required Leverage Ratio:
   Must be no greater than .........      4.50 to 1         3.75 to 1         4.25 to 1

     The required maximum leverage ratio steps down to 4.0 to 1 for the December 31, 2005 calculation and to 3.75 to 1 for the December 31, 2006 calculation and thereafter.

     Indebtedness under the revolving credit facility is secured by substantially all of the material assets of Land O'Lakes and its wholly-owned domestic subsidiaries (other than LOL Finance Co., LOLFC, LLC and LOL SPV, LLC (formerly named LOL Farmland Feed SPV, LLC)), including real and personal property, inventory, accounts receivable (other than those receivables which have been sold in connection with our receivables securitization), intellectual property and other intangibles. Indebtedness under the revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries (other than LOL Finance Co., LOLFC, LLC, and LOL SPV, LLC). The 9% senior notes are secured by a second lien on essentially all of the assets which secure the revolving credit agreement, and are guaranteed by the same entities. The 8 3/4% senior notes are unsecured but are guaranteed by the same entities that guarantee the obligations under the revolving credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

     In order to reduce overall financing costs, we entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, Land O'Lakes, Land O'Lakes Purina Feed and Purina Mills sell feed, seed and certain other receivables to LOL SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Purina Feed. This subsidiary is a qualifying special purpose entity
(QSPE) under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables multiplied by the agreed advance rate; and notes, equal to the unadvanced present value of the receivables. Land O'Lakes and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, we have retained reserves for estimated losses.

     In March 2004, we completed an amendment to our receivables securitization facility. Under the amendment, the facility was increased from $100 million to $200 million. The amendment incorporated receivables generated in our dairy foods segment. In addition, the amendment increased the facility's term from one year to three years. Concurrent with the amendment, we applied the incremental proceeds from the expansion to our outstanding senior bank facilities, which included the mandatory payment in full of our Term A loan facility and a partial repayment on our Term B loan facility. The amendment also reduced the effective cost of the facility from LIBOR plus 175 basis points to LIBOR plus 137.5 basis points. As of December 31, 2004, $200 million was available under this securitization.

     In addition, we lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $51.5 million for the year ended December 31, 2004, $51.7 million for the year ended December 31, 2003 and $44.4 million for the year ended December 31, 2002. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases.

CAPITAL LEASES

     Cheese and Protein International (CPI), a consolidated joint venture of Land O'Lakes, leases the real property, certain equipment and the buildings relating to its cheese manufacturing and whey processing plant in Tulare, California (the "Lease"). The Lease is accounted for as a capital lease in our consolidated financial statements, and as of December 31, 2004 the lease balance was $90.4 million. The Lease base term commenced on April 30, 2002 and expires on the fifth anniversary, unless CPI requests, and the lessor approves, one or more one-year base term extensions, which could extend the base term to no more than ten years. We have entered into a Support Agreement in connection with the Lease. Pursuant to this agreement, we can elect one of the following options in the event CPI defaults on its obligations under the Lease: (i) assume the obligations of CPI, (ii) purchase the leased assets, (iii) fully cash collateralize the Lease, or (iv) nominate a replacement lessee to be approved by the lessor. The lease agreement requires among other things, that CPI maintain certain financial ratios including minimum tangible net worth and a minimum fixed charge coverage ratio. In addition, CPI is restricted as to borrowings and changes in ownership.

     On March 28, 2003, the CPI lease agreement was amended. The amendment postponed the measurement of the fixed charge coverage ratio until March 2005. The company expects to meet the required coverage ratios throughout 2005. In addition, Land O'Lakes established a $20 million restricted cash account (which may be replaced with a letter of credit, at our option) which supports the lease. The restricted cash account or letter of credit would only be drawn upon in the event of a CPI default, and would reduce amounts otherwise due under the lease. This support requirement will be lifted when certain financial targets are achieved by CPI.

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

     The minimum CPI capital lease payments are as follows:

                                                            PAYMENTS
                                                         --------------
                                                         (IN THOUSANDS)
Years ended December 31:
2005 .................................................      $ 14,050
2006 .................................................        13,514
2007 .................................................        74,053
2008 .................................................            --
2009 .................................................            --
                                                            --------
   Total minimum lease payments ......................       101,617
Less amount representing interest ....................        11,252
                                                            --------
   Present value of minimum capital lease payments ...      $ 90,365
                                                            ========

     Our joint venture partner, Mitsui, has a put option for its remaining interest, which takes effect up to nine months following notice. The put allows Mitsui to sell its entire remaining interest to us for $3.2 million, which we have reflected as a liability in the accompanying consolidated financial statements (see "Item 8. Financial Statements and Supplementary Data"), plus any future contributions which Mitsui may make. If we acquire Mitsui's remaining equity interest, and if we do not replace Mitsui with another partner, CPI would become a restricted subsidiary under the senior bank facilities at that time. As a restricted subsidiary under the senior bank facilities, CPI's on-balance sheet debt and income or loss would be included in the covenant calculations for our senior bank facilities. Further, as a restricted subsidiary under the senior bank facilities, CPI would be required to guarantee our senior bank facilities, the 8 3/4% senior unsecured notes and the 9% senior secured notes.

     MoArk, a consolidated joint venture of Land O'Lakes, had capital leases at December 31, 2004 of $10.5 million for land, buildings, machinery and equipment at various locations. The interest rates on the capital leases range from 5.22% to 8.95% with the weighted average rate being 7.0%. The weighted average term until maturity is three years. Land O'Lakes does not provide any guarantees or support for any of MoArk's capital leases.

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

     Inventory Valuation. Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out or average cost basis. Many of our products, particularly in our dairy foods and feed segments, use dairy or agricultural commodities as inputs or constitute dairy or agricultural commodity outputs. Consequently, our results are affected by the cost of commodity inputs and the market price of outputs. Government regulation of the dairy industry and industry practices in the animal feed industry tend to stabilize margins in those segments but do not protect against large movements in either input costs or output prices. Such large movements in commodity prices could result in significant write-downs to our inventories, which could have a significant negative impact on our operating results.

     Derivative Commodity Instruments. We use derivative commodity instruments, primarily futures contracts, in our operations to lock in our ingredient input prices, primarily for our product inputs such as milk, butter and soybean oil in dairy foods, soybean meal and corn in animal feed, and soybeans in crop seed. The degree of our hedging position varies from less than one percent for butter to nearly 100% for soybean oil. In addition, purchase agreements with various vendors are used to varying degrees to lock in input prices. This decreases our exposure to changes in commodity prices. We do not use derivative commodity instruments for speculative purposes. The futures contracts are not designated as hedges under Statement of Financial Accounting Standards "(SFAS)" No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked-to-market (either Chicago Mercantile Exchange or Chicago Board of Trade) on the last day of each month and these unrealized gains and losses are recognized as an adjustment to inventory and cost of sales.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 states that the tax deduction on qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, "Accounting for Income Taxes" and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. This FSP is effective January 1, 2005, and the Company has not yet determined the impact that this pronouncement will have on its consolidated financial statements.

     In May 2004, the FASB issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Position"). The Position applies to sponsors of single-employer postretirement health care plans that are impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). In general, the Act introduces a federal subsidy to sponsors that conclude that prescription drug benefits available under such plans are actuarially equivalent to the prescription drug benefit now provided under Medicare pursuant to the Act. The Position was effective for the Company as of July 1, 2004. Treating the future subsidy under the Act as an actuarial experience gain, as required by the Position, decreased the accumulated postretirement benefit obligation at the beginning of the year by $8.4 million. The subsidy also decreased the net periodic postretirement benefit cost for 2004 by $1.2 million. The effects of the Act have been included in the Company's measurement of its accumulated benefit obligation in Note 15, Pension and Other Postretirement Plans.

     On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. As permitted by the Interpretation, the Company early-adopted FIN 46 as of July 1, 2003 and began consolidating its joint venture in MoArk, LLC ("MoArk"), an egg production and marketing company. FIN 46 was revised in December 2003 and was effective for the Company on January 1, 2005.

RISK FACTORS

OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT OBLIGATIONS AND OPERATE OUR BUSINESS.

     We are highly leveraged and have significant debt service obligations. As of December 31, 2004, after eliminating intercompany activity, our aggregate outstanding consolidated indebtedness was $995.7 million, excluding unused commitments and including our 7.45% Capital Securities, and our total equity was $854.9 million. For the year ended December 31, 2004 our interest expense (net) was $83.1 million. We may incur additional debt from time to time to finance strategic acquisitions, investments and alliances, capital expenditures or for other purposes, subject to the restrictions contained in our debt agreements.

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

- our interest expense could increase if interest rates in general increase because a portion of our debt bears interest at floating rates;

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

     If we cannot service our indebtedness, we will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our indebtedness, deferring revolvements and other member payments or seeking additional equity capital, which may adversely affect our membership and affect their willingness to remain members. These remedies may not be affected on commercially reasonable terms, or at all. In addition, the terms of existing or future financing agreements, including the credit agreements relating to our senior bank facilities, the agreements relating to our receivables securitization and the indentures for our 8 3/4% senior notes and our 9% senior secured notes may restrict us from adopting any of these alternatives.

DESPITE OUR SUBSTANTIAL LEVERAGE, WE WILL BE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR SUBSTANTIAL LEVERAGE, INCLUDING OUR ABILITY TO SERVICE OUR DEBT.

     The agreements governing our debt will permit us, subject to certain conditions, to incur a significant amount of additional indebtedness. In addition, we may incur additional debt under our $200 million revolving credit facility, of which $145.3 million was available to us as of December 31, 2004. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, could intensify.

IF CREDITORS OF OUR SUBSIDIARIES AND JOINT VENTURES MAKE CLAIMS WITH RESPECT TO THE ASSETS AND EARNINGS OF THESE COMPANIES, SUFFICIENT FUNDS MAY NOT BE AVAILABLE TO REPAY OUR INDEBTEDNESS AND WE MAY NOT RECEIVE THE CASH WE EXPECT FROM INTERCOMPANY TRANSFERS.

     We conduct a substantial portion of our operations through our subsidiaries and joint ventures. We are, therefore, dependent in part upon dividends or other intercompany transfers of funds from these companies in order to pay the principal of and interest on our indebtedness and to meet our other obligations. Generally, creditors of these companies will have claims to the assets and earnings of these companies that are superior to the claims of creditors of Land O'Lakes, except to the extent the claims of Land O'Lakes creditors are guaranteed by these entities.

     Although the Subsidiary Guarantees and the second-priority liens of the Subsidiary Guarantors will provide the holders of the 9% senior secured notes with a direct claim against the assets of the Subsidiary Guarantors, enforcement of the Subsidiary Guarantees and the second-priority liens of the Subsidiary Guarantors against any Subsidiary Guarantor may be challenged in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of the Subsidiary Guarantor and could be subject to defenses. To the extent that the Subsidiary Guarantees and the second-priority liens are not enforceable, the 9% senior secured notes would be effectively subordinated to all liabilities of the Subsidiary Guarantors, including trade payables and contingent liabilities, and preferred stock of the Subsidiary Guarantors. In any event, the 9% senior secured notes will be effectively subordinated to all liabilities of the Non-Guarantors. After eliminating intercompany activity the Non-Guarantors:

- had assets of $588 million or 18% of our total assets as of December 31, 2004;

- had liabilities of $360 million or 17% of our total liabilities as of December 31, 2004 (excluding the $190.7 million of Capital Securities, see "Description of capital securities"); and

- generated net sales of $887 million or 12% of our consolidated net sales for the year ended December 31, 2004.

RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS LIMIT OUR ABILITY TO FINANCE FUTURE OPERATIONS OR CAPITAL NEEDS OR ENGAGE IN OTHER BUSINESS ACTIVITIES THAT MAY BE IN OUR INTEREST.

     The indentures for our 8 3/4% senior notes and our 9% senior secured notes impose, and the terms of any future debt may impose, operating and other restrictions on us and our restricted subsidiaries. In addition, our senior bank facilities include other and more restrictive covenants and prohibit us from prepaying our other debt, including the 8 3/4% senior notes and the 9% senior secured notes, while debt under our senior bank facilities is outstanding. The agreements governing our senior bank facilities also require us to achieve specified financial and operating results and maintain compliance with specified financial ratios.

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

     A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under our senior bank facilities and could trigger cross default provisions in the agreements governing our other debt. If a default occurs, certain of our debt agreements, including our senior bank facilities, allow the lenders to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable which would result in an event of default under the indentures governing our 8 3/4% senior notes and our 9% senior secured notes, and a termination event under the agreements governing our receivables securitization. Lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, those lenders will also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If this debt was to be accelerated, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness. If not cured or waived, such default could give our lenders the right to enforce other remedies that would interrupt the operation of our business.

THE COLLATERAL MAY NOT BE VALUABLE ENOUGH TO SATISFY ALL THE OBLIGATIONS SECURED BY THE COLLATERAL.

     The value of the collateral in the event of a liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. No independent appraisals of any of the collateral have been prepared by or on behalf of us.

     Accordingly, we cannot assure that the proceeds of any sale of the collateral following an acceleration of maturity with respect to the 9% senior secured notes or under our senior bank facilities would be sufficient to satisfy, or would not be substantially less than, amounts due on the 9% senior secured notes and the senior bank facilities secured thereby. In addition, some or all of the collateral may be illiquid and may have no readily ascertainable market value. Likewise, we cannot provide assurance that the collateral will be saleable or, if saleable, that there will not be substantial delay in its liquidation. To the extent that liens, rights and easements granted to third parties encumber assets located on property owned by us or constitute subordinate liens on the collateral, those third parties have or may exercise rights and remedies with respect to the property subject to such encumbrances (including rights to require marshalling of assets) that could adversely affect the value of that collateral and the ability of the collateral trustee to realize or foreclose on that collateral.

AN OVERSUPPLY OF FOOD PROTEIN IN THE UNITED STATES MARKET HAS REDUCED, AND COULD CONTINUE TO REDUCE, OUR SALES AND MARGINS.

     Our feed segment supplies feed to farmers and specialized livestock producers for use in their commercial production of livestock. When the price that these producers receive for their livestock declines as a result of an oversupply of food protein (such as beef, pork and chicken), such producers may decide to lower their production levels or seek alternative, lower margin products, resulting in lower sales and margins for us. Since 1998, in the case of swine feed, and since 2001, in the case of dairy feed, we have experienced erosion of commodity feed volumes. This erosion has primarily resulted from low prices for market hogs and milk, which has led to a liquidation of herds, decreased demand for feed and a shift to lower margin feed. We have recently experienced a decrease in our poultry and swine feed volumes and expect lower volumes in poultry and swine feed to continue in 2005. Currently, several countries have banned the import of U.S. fed beef as a result of the discovery of bovine spongiform encephalopathy ("BSE"), also known as mad cow disease, in one dairy cow in Washington state. Beef supplies in the U.S. have been reduced recently due to a cutoff of Canadian cattle imports as a result of contamination concerns which have temporarily increased beef prices. Bans by other countries on imports of U.S. beef, as well as the existing ban on the import of Canadian cattle and beef products into the U.S., have introduced volatility in the cattle and beef-related markets. If the various bans by other countries on the import of U.S. fed beef continue or expand or if the import ban on Canadian beef is lifted, the oversupply of food protein in the U.S. may increase resulting in reduced sales and margin for us.

GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED AND COULD CONTINUE TO DECREASE OUR SALES AND MARGINS.

     We operate 12 dairy facilities which are located in different regions of the United States. Milk production in certain regions, including the Midwest and Northeast, is decreasing as smaller producers in these regions have ceased milk production and larger producers in the West have increased milk production. Since 1994, cow numbers have declined 24% in Minnesota and 17% in Wisconsin and the Minnesota/Wisconsin share of nationwide dairy manufacturing volume has declined from 39% to 32%. In addition, a producer, whether a member or a non-member, may decide not to supply milk to us or may decide to stop supplying milk to us when the term of its contractual obligation expires. Where milk production is not sufficient to fully support our operations, such as the Midwest and Northeast, we are not able to operate our plants at a capacity that is profitable, are forced to transport milk from a distance or are forced to pay higher prices for our milk supply. These conditions have decreased, and could continue to decrease, sales and operating margins.

     In response to decreased milk production in the Upper Midwest, we are restructuring our dairy facility infrastructure in an effort to increase production efficiencies and reduce costs. There can be no assurance that this restructuring will be successful in increasing production efficiencies or reducing costs.

     In addition, as dairy production has shifted from the Upper Midwest to the Western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. Dairy producers in the Western United States tend to purchase feed components and mix them at the farm location rather than purchase higher margin mixed feed product delivered to the farm. If this shift continues, we will continue to have decreased volumes of animal feed in the Midwest and increased costs of production as we are unable to operate certain of our Midwestern plants at a capacity that is profitable.

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

COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

     Our business segments operate in highly competitive industries. In addition, some of our business segments compete with companies that have greater capital resources, research and development staffs, facilities, diversity of product lines and brand recognition than we have. Increased competition as to any of our products could result in reduced prices which would reduce our sales and margins.

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

     The crop seed industry consists of large companies such as Pioneer, Monsanto and Syngenta which possess large genetic databases and produce and distribute a wide range of seeds, as well as niche companies which distribute seed products for only one or a few crops. Because approximately 90% of our crop seed sales come from sales of alfalfa, soybeans, corn and forage and turf grasses, technological developments by our competitors in these areas could result in significantly decreased sales and could materially adversely affect our business and financial condition. In addition, if any or all of these large seed companies decide to sell directly to the market or increase the licensing fees they charge to us, we could experience decreased revenues and cash flows.

     The wholesale agronomy industry consists of a few national crop protection product distributors such as UAP, Helena and Wilbur-Ellis, a few national crop nutrient product distributors such as Koch, Cargill, Mosaic, PCS, Agrium and Royster-Clark, as well as smaller regional brokers and distributors. Competition in the industry may intensify as distributors consolidate to increase distribution capabilities and efficiencies, which could materially adversely affect Agriliance's business and our financial condition.

     MoArk competes with other egg processors, including Cal-Maine Foods, Rose Are Farms, Inc. and Michael Foods. MoArk competes with these companies based upon its low cost production system and its diversified product line. Competition in the egg industry may intensify as distributors consolidate to increase efficiencies, which could materially adversely affect MoArk's business and financial condition.

OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER
CONDITIONS.

     Operating results within many of our segments are affected by seasonal fluctuations in sales and operating profits.

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

     The sales of crop seed and crop nutrient and crop protection products are dependent upon the planting and growing season, which varies from year to year, resulting in both highly seasonal patterns and substantial fluctuations in our quarterly sales and operating profits. Most sales of our seed products and of Agriliance's agronomy products are sold in the first half of the year during the spring planting season in the United States. If the spring is particularly wet, farmers will not apply crop nutrient and crop protection products because they will be washed away and ineffective if applied.

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

INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILITY.

     We require a substantial amount of electricity, natural gas and gasoline to manufacture, store and transport our products. The prices of electricity, natural gas and gasoline fluctuate significantly over time. Many of our products compete based on price, and we may not be able to pass on increased costs of production, storage or transportation to our customers. As a result, increases in the cost of electricity, natural gas or gasoline could substantially harm our business and results of operations. Due to price competition in the marketplace, Agriliance may not be able to pass on the entire increase in crop nutrient costs to customers (approximately 80% of nitrogen-based crop nutrient input cost is natural gas), therefore Agriliance's margins on crop nutrient products could be lower than they would be if natural gas and fertilizer costs remain constant. In addition, a higher sales price of fertilizer could result in a reduction of sales volume. Increases in natural gas prices may not occur to the same degree in countries where natural gas does not have as many other uses, such as countries with temperate climates where natural gas is not used as a heating fuel or primary source of power generation. As a result of these demand differences, crop nutrient producers in the United States may be at a competitive disadvantage to some international competitors during periods of natural gas price increases.

OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

     The productivity and profitability of our businesses depend on animal and crop health and on disease control.

     We face the risk of outbreaks of BSE, which could lead to decreased feed and dairy sales and increased costs to produce feed and dairy products. In December 2003, a single cow in Washington state was confirmed as having BSE. Various countries have halted the import of U.S. fed beef in response to the discovery of BSE in the U.S. marketplace. In response to the discovery of BSE in the U.S. marketplace, the USDA has increased testing requirements for cows and is exploring additional inspection requirements which could increase the cost of production of beef and dairy products. The discovery of additional cases of BSE could lead to widespread destruction of beef cattle and dairy cows, could cause consumer demand for beef and dairy products to decrease and could result in increased inspection costs and procedures. If this occurs, we could have decreased feed sales for beef cattle and dairy cows as a result of animal destruction or producers lowering their herd sizes in response to decreased consumer demand. In addition, we could have decreased sales of our dairy products due to decreased consumer demand or decreased milk supply and decreased operating margins as a result of increased dairy production costs.

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

     Outbreaks of plant diseases (including Asian Soybean Rust) and pests could destroy entire crops of plants for which we sell crop seed. If this occurs, the crops grown to produce seed could also be destroyed, resulting in a shortage of crop seed available for us to sell for the next planting season. In addition, there may be decreased demand for our crop seed from farmers who choose not to plant those species of crops affected by these diseases or pests. These shortages and decreased demand could reduce our sales. In addition, certain plant diseases (including Asian Soybean Rust) could reduce the total available supply of soybeans and soybean meal, which are inputs used in our feed business. To the extent we are unable to find suitable alternatives, are unable to completely hedge our exposure to such inputs or are unable to pass along price increases to our customers, a price increase of these inputs could reduce our sales and could reduce our operating margins.

CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR OPERATING PROFIT AND THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES TO DECREASE.

     Many of our products, particularly in our dairy foods, animal feed and layers businesses, use dairy or agricultural commodities as inputs or constitute dairy or agricultural commodity outputs. Consequently, increased cost of commodity inputs and decreased market price of commodity outputs may reduce our operating profit.

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

     Our MoArk joint venture produces and markets eggs. Recently, egg prices, as measured by the Urner Barry South Central Large index, have been volatile. To the extent the price of eggs decreases, MoArk's ability to make dividend distributions to the Company could be diminished.

WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

     We produce, market and sell products through numerous joint ventures with unaffiliated third parties. Our agronomy business is primarily operated through a joint venture.

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

     In addition to these restrictions, in connection with the formation of some of our joint ventures, we have entered into purchase or supply agreements which require us to purchase a minimum amount of the products produced by the joint venture or supply a minimum amount of the raw materials used by the joint venture. The day-to-day operations of some of our joint ventures are managed by us through a management contract and others are managed by other joint venture members. As a result, we do not have day-to-day control over certain of these companies. See "Item 1, Business--Joint Ventures and Investments" and Item 7, "Management's discussion and analysis of financial condition and results of operations--unconsolidated businesses" for a discussion of our material joint ventures.

AGRILIANCE'S BUSINESS MAY BE ADVERSELY AFFECTED BY AGRILIANCE'S DEPENDENCE UPON ITS SUPPLIERS.

     Agriliance relies on a limited number of suppliers for the agronomy products it sells. In 2004, approximately 45% of Agriliance's crop protection products were sourced from three suppliers. In the event Agriliance is unable to purchase its agronomy products on favorable terms from these suppliers, Agriliance may be unable to find suitable alternatives to meet its product needs. In addition, Agriliance procures approximately 32% of its fertilizer needs from CF Industries.

A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.

     Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives. As a cooperative, we are not taxed on earnings from member business that we deem to be patronage income allocated to our members. However, we are taxed as a typical corporation on the remainder of our earnings from our member business (those earnings which we have not deemed to be patronage income) and on earnings from nonmember business. If we were not entitled to be taxed as a cooperative, our tax liability would be significantly increased. For additional information regarding our cooperative structure and the taxation of cooperatives, see "Item 1. Business -- Description of the cooperative."

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

STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

     As of December 31, 2004, approximately 25% of our employees were covered by collective bargaining agreements, some of which are due to expire within the next twelve months. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs. See "Item 1. Business -- Employees" for additional information.

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

     The notional or contractual amount of futures contracts provides an indication of the extent of our involvement in such instruments for the dates and the periods provided below, but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of our futures contracts follows:

                                              AT DECEMBER 31,
                                  ---------------------------------------
                                         2004                 2003
                                  ------------------   ------------------
                                  NOTIONAL     FAIR    NOTIONAL     FAIR
                                   AMOUNT     VALUE     AMOUNT     VALUE
                                  --------   -------   --------   -------
                                               (IN THOUSANDS)
Commodity futures contracts
   Commitments to purchase ....   $147,965   $(3,790)  $165,320   $13,389
   Commitments to sell ........    (62,224)   (4,171)   (72,323)   (1,191)

                                                                YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                             2004                     2003
                                                    ----------------------   ----------------------
                                                                  REALIZED                 REALIZED
                                                      NOTIONAL      GAINS      NOTIONAL      GAINS
                                                       AMOUNT     (LOSSES)      AMOUNT     (LOSSES)
                                                    -----------   --------   -----------   --------
                                                                     (IN THOUSANDS)
Commodity futures contracts
   Total volume of exchange traded contracts:
   Commitments to purchase ......................   $ 2,333,863    $36,389   $ 1,456,517    $   478
   Commitments to sell ..........................    (2,152,108)     2,003    (1,360,412)    (1,049)

INTEREST RATE RISK

     We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations using a mix of floating and fixed rate debt. At December 31, 2004 we had $118.4 million in floating rate debt outstanding under the credit agreement relating to the Term B loan. Also at December 31, 2004 we had $100.9 million for obligations under capital lease which have lease payments that fluctuate with short-term interest rates. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Holding other variables constant, including levels of indebtedness, a one-percentage point increase in interest rates would have an estimated negative impact on pretax earnings and cash flows for 2005 of approximately $2.2 million. The fixed rate debt as of December 31, 2004 totaled $766.6 million. A 10% adverse change in market rates would potentially impact the fair value of our fixed rate debt by approximately $12 million.

     We also manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to return to historical exposure levels for floating interest rate debt. As of December 31, 2004, we had three interest rate swaps relating to our 8.75% senior unsecured notes. These swaps mirror the terms of the 8.75% notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. The interest rate swaps are designated as fair value hedges of our fixed rate debt. As critical terms of the swaps and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains or losses on the swaps are completely offset by the fair value adjustment to the underlying debt. At December 31, 2004, the notional amount of the swaps was $150 million in aggregate and the fair value was $0.3 million.

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

     (b)  Changes in internal controls.

     There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information with respect to our directors and executive officers as of March 30, 2005:

NAME                    AGE   TITLE
----                    ---   -----
John E. Gherty.......    61   President and Chief Executive Officer
Daniel Knutson.......    48   Senior Vice President and Chief Financial Officer
Chris Policinski.....    46   Executive Vice President and Chief Operating Officer, Dairy Foods
Fernando Palacios....    45   Executive Vice President and Chief Operating Officer, Feed
David Seehusen.......    58   Vice President - Seed
Jim Fife.............    55   Vice President, Public Affairs
Peter Janzen.........    45   Vice President, General Counsel
Karen Grabow.........    55   Vice President, Human Resources
Robert Bignami.......    62   Director
Lynn Boadwine........    41   Director
Harley Buys..........    52   Director
Dennis Cihlar........    56   Director
Ben Curti............    54   Director
Richard Epard........    65   Director
Gordon Hoover........    47   Director
Pete Kappelman.......    42   Director, Chairman of the Board
Cornell Kasbergen....    47   Director
Paul Kent, Jr........    54   Director
Larry Kulp...........    62   Director
Charles Lindner......    52   Director
John Long............    55   Director
Manuel Maciel, Jr....    60   Director, Second Vice Chairman of the Board
Robert Marley........    53   Director
Jim Miller...........    63   Director
Ronnie Mohr..........    56   Director
Art Perdue...........    60   Director
Douglas Reimer.......    54   Director, Secretary
Richard Richey.......    57   Director
Floyd Trammell.......    49   Director
Thomas Wakefield.....    55   Director

Larry Wojchik........    53   Director, First Vice Chairman of the Board
John Zonneveld, Jr...    51   Director
Bobby Moser..........    61   Nonvoting Advisory Member
Mary Shefland .......    54   Nonvoting Advisory Member

     Unless otherwise indicated, each officer is elected by and serves at the pleasure of the Board of Directors and each director and officer of Land O'Lakes has been in his current profession for at least the past five years.

     John E. Gherty, President and Chief Executive Officer since 1989. Mr. Gherty began his career at Land O'Lakes in 1970 after completing graduate degrees in law and industrial relations at the University of Wisconsin. In the 1980s, he served as group vice president and chief administrative officer. He was appointed to his present position in 1989. Mr. Gherty has announced that he will retire from his current position with the company on or before December 31, 2005.

     Daniel Knutson, Senior Vice President and Chief Financial Officer of Land O'Lakes since 2000. Mr. Knutson began his career at the Company in 1978. He received his BS Degree in Accounting in 1977 and MBA with emphasis in Finance in 1991, both from Minnesota State University - Mankato, and has earned his CPA and CMA certifications.

     Chris Policinski, Executive Vice President and Chief Operating Officer of the Dairy Foods division, since March 2002. From 1999 to 2002, Mr. Policinski served as our Executive Vice President of the Dairy Foods division's Value Added Group. Prior to his current position, he was Vice President of Strategy, Business Development and International Development. Before joining Land O'Lakes, Chris spent four years with The Pillsbury Company in leadership roles in Marketing/General Management as Vice President of their Pizza and Mexican Food Groups.

     Fernando Palacios, Executive Vice President and Chief Operating Officer of the Feed division since December 2004. Prior to his appointment to this position, Mr. Palacios served as Vice President Operations and Supply Chain of the Dairy Foods division since 2000. Before joining Land O'Lakes, Mr. Palacios served as the Director of Consumer Goods Consulting at KPMG LLP from 1997 to 2000. Mr. Palacios also serves as the Chief Operating Officer of Melrose Dairy Proteins.

     Jim Fife, Vice President of Public Affairs since August 2004. Prior to his appointment to this position Mr. Fife was the General Manager of the Ag Supply Co-op for 21 years. Mr. Fife sat on the company's board of directors from 1991-2004, serving the final three years as chairman.

     Peter Janzen, Vice President and General Counsel since February 2004. Mr. Janzen joined our company as an attorney in 1984. He holds a Juris Doctor degree from Hamline University.

     Karen Grabow, Vice President of Human Resources since September 2001. Prior to joining our company, Karen was employed as the Vice President, Human Resources of Target Corporation. She held this position since 1993.

     Robert Bignami has held his position as director since February 2005 and his present term of office will end in February 2006. Mr. Bignami operates the Brentwood Farms, a dairy operation located in Orland, California.

     Lynn Boadwine has held his position as director since 1999 and his present term of office will end in February 2008. Mr. Boadwine operates Boadwine Farms, Inc., a farm in South Dakota.

     Harley Buys has held his position as director since February 2003 and his present term of office will end in February 2008. Mr. Buys farms corn, soybeans and alfalfa and operates a dairy farm in partnership with his son in Edgerton, Minnesota.

     Dennis Cihlar has held his position as director since February 2005 and his present term of office will end in February 2009. Mr. Cihlar is a dairy farm owner/operator of Cihlar Farms, Inc., located in Mosinee, Wisconsin.

     Ben Curti has held his position as director since February 2003 and his present term of office will end in February 2009. Mr. Curti maintains a dairy operation and farms field crops and pistachios in Tulare, California.

     Richard Epard has held his position as director since February 2003 and his present term of office will end in February 2007. Mr. Epard farms wheat, corn, soybeans and sunflowers in Colby, Kansas.

     Gordon Hoover has held his position as director since 1997 and his present term of office will end in February 2009. Mr. Hoover owns a dairy operation in Pennsylvania that consists of 120 head of Holstein cows and 120 replacements and farms 188 acres of corn and alfalfa.

     Pete Kappelman has held his position as Chairman since February 2004, and as director since 1996. Mr. Kappelman's present term of office as a director will end in February 2007. Mr. Kappelman is co-owner of Meadow Brook Dairy Farms, LLC, a dairy farm in Wisconsin.

     Cornell Kasbergen has held his position as director since 1998 and his present term of office will end in February 2008. Mr. Kasbergen operates a dairy in California.

     Paul Kent, Jr. has held his position as director since 1990 and his present term of office will end in February 2006. Mr. Kent operates a dairy farm in Minnesota.

     Larry Kulp has held his position as director since February 2003 and his present term of office will end in February 2007. Mr. Kulp is a partner in his family dairy farm, Kulp Family Dairy, LLC, located in Martinsburg, Pennsylvania.

     Charles Lindner has held his position as director since 1996 and his present term of office will end in February 2009. Mr. Lindner operates a dairy farm in Wisconsin.

     John Long has held his position as director since 1991 and his present term of office will end in February 2006. Mr. Long owns and operates a 1,560-acre cow/calf operation and a beef backgrounding and heifer development feedlot in North Dakota.

     Manuel Maciel, Jr. has held his position as director since 1998 and his present term of office will end in February 2007. Mr. Maciel operates Macy-L Holsteins, a dairy farm in California.

     Robert Marley has held his position as director since 2000 and his present term of office will end in February 2007. Mr. Marley is President and Chief Executive Officer of Jackson Jennings Farm Bureau Co-operative Association, a local cooperative located in Seymour, Indiana.

     Jim Miller has held his position as director since February 2003 and his present term of office will end in February 2006. Mr. Miller farms grain and raises beef cattle in Hardy, Nebraska.

     Ronnie Mohr has held his position as director since 1998 and his present term of office will end in February 2009. Mr. Mohr operates a farm, hog finishing operation and grain bin and equipment sales business in Indiana. Mr. Mohr has served as a director of Holiday Gulf Homes Inc. since 1996.

     Art Perdue has held his position since February 2004 and his present term of office will end in February 2008. Mr. Perdue manages Farmers Union Oil Company in North Dakota, a diversified cooperative.

     Douglas Reimer has held his position as director since 2001 and his present term of office will end in February 2007. Mr. Reimer is the managing partner of Deer Ridge S.E.W. Feeder Pig LLC, located in Iowa.

     Richard Richey has held his position as director since February 2004 and his present term of office will end in February 2008. Mr. Richey is the general manager of Husker Co-Op in Columbus, Nebraska, a full-service cooperative with 10 locations.

     Floyd Trammell has held his position as director since February 2005 and his present term of office will end in February 2009. Mr. Trammell is the manger of Farmers, Inc., a locally-owned cooperative located in Mississippi.

     Thomas Wakefield has held his position since 2004 and his present term will end in February 2008. Mr. Wakefield operates JTJ Wakefield Farms, a 400 acre operation located in Bedford, Pennsylvania, that includes corn, alfalfa and grass hay production, along with a milking herd of approximately 120.

     Larry Wojchik has held his position as director since 1986 and his present term of office will end in February 2006. Mr. Wojchik has served as general manager of Goldstar Cooperative in Wisconsin since 2000. From 1978-2000, he served as general manager of Equity Cooperative.

     John Zonneveld, Jr. has held his position as director since 2000 and his present term of office will end in February 2006. Mr. Zonneveld operates a dairy farm in California.

     Bobby Moser is a nonvoting advisory member of the board. He is appointed by the Board of Directors annually and has held his position since 2002. Mr. Moser is Vice President for Agricultural Administration at The Ohio State University in Columbus, Ohio.

     Mary Shefland is a nonvoting advisory member of the board. Ms. Shefland is appointed by the Board of Directors annually, and was first appointed in 2004. Ms. Shefland is a certified public accountant and works as a tax manager at Olsen, Thielen & Co., Ltd., a Minnesota-based accounting and consulting firm. Ms. Shefland received her B.S. in economics from Minnesota State University - Mankato and operates a corn and soybean farm with her husband in southern Minnesota.

     We transact business in the ordinary course with our directors and with our local cooperative members with which the directors are associated. Such transactions are on terms no more favorable than those available to our other members.

     The Land O'Lakes board is made up of 24 directors. Twelve directors are chosen by our dairy members and 12 by our Ag members. Each board member must also be a member of the group of members, dairy or Ag, which elects him or her. The board may also choose to elect up to 3 nonvoting advisory members. Currently, there are two such advisory board members, one of whom, Ms. Shefland, was appointed to the audit committee to provide additional guidance to the audit committee with respect to financial matters. Our board of directors governs our affairs in virtually the same manner as any other corporation. See "Business -- Description of the Cooperative -- Governance" for more information regarding the election of our directors.

     We have seven committees of our board of directors: the Executive Committee, the Advisory Committee, the Audit Committee, the Governance Committee, the Expense Committee, the PAC Committee and the Board
Performance/Operations Committee.

     The Company's Board of Directors passed a resolution in 2004, stating that the Company will not designate an audit committee financial expert, as such term is defined in Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission. Similar to other cooperative corporations, the Company's Board of Directors is comprised of cooperative members who become members by virtue of purchases they make of cooperative products or sales they make to the cooperative. Accordingly, while each Board member possesses a strong agricultural background, no current member possesses, in the Board's present estimation, the requisite experience to qualify as audit committee financial expert. As noted above, the Board of Directors, in December 2004, appointed Ms. Shefland, a non-voting advisory member of the Board, to the audit committee to provide additional guidance to the committee with respect to financial matters.

     The Company maintains a code of ethics applicable to it senior financial officers, which include, the chief executive officer, the chief financial officer, the chief operating officers of each operating division, the treasurer, the controller and any person serving in a similar capacity. The code is a "code of ethics" as defined by applicable rules promulgated by the Securities and Exchange Commission. The code is publicly available on the Company's website at www.landolakesinc.com. If the Company makes any amendments to the code other than technical, administrative or other non-substantive amendments, or grants any waivers from a provision of this code to a senior financial officer, the Company will disclose, on its website, the nature of the amendment or waiver, its effective date and to whom it applies.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table shows, for the Chief Executive Officer of Land O'Lakes and each of our four other most highly compensated executive officers (including Mr. DeGregorio who was not employed by the Company as of December 31, 2004), information concerning compensation earned for services in all capacities during the years ended December 31, 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM COMPENSATION
                                                                                ----------------------------
                                                                                     AWARDS         PAYOUTS
                                                                                ---------------   ----------
                                                          ANNUAL COMPENSATION      SECURITIES
                                                         --------------------      UNDERLYING        LTIP           ALL OTHER
NAME AND PRINCIPAL POSITION                       YEAR   SALARY($)   BONUS($)   OPTIONS/SARS(#)   PAYOUTS($)   COMPENSATION($)(2)
---------------------------                       ----   ---------   --------   ---------------   ----------   ------------------
John E. Gherty, President and Chief
   Executive Officer ..........................   2004    $825,770   $408,960        16,000           $--           $ 79,398
                                                  2003     700,000    307,440        16,000            --             56,828
                                                  2002     698,620         --        16,000            --             13,700
Chris Policinski, Executive Vice President
   and Chief Operating Officer,
   Dairy Foods Group ..........................   2004    $489,423   $237,690         7,000           $--           $ 42,782
                                                  2003     453,269    251,515         7,000            --             32,504
                                                  2002     431,115         --         7,000            --              8,575
Dan Knutson, Senior Vice President and
   Chief Financial Officer ....................   2004    $437,500   $222,997         7,000           $--           $ 33,974
                                                  2003     402,115    176,965         7,000            --             27,380
                                                  2002     357,692         --         7,000            --             17,847
Robert DeGregorio, President, Land O'Lakes
   Purina Feed LLC(1) .........................   2004    $420,027   $146,632         7,000           $--           $109,971
                                                  2003     367,539    125,333         5,000            --             28,764
                                                  2002     359,847     50,000        10,000            --              9,500
Fernando Palacios, Executive Vice President
   and Chief Operating Officer, Feed ..........   2004    $355,192   $162,244         3,000           $--           $ 28,582
                                                  2003     306,723     86,625         3,000            --             21,606
                                                  2002     275,189         --         3,000            --             10,157
Karen Grabow, Vice Present,
   Human Resources ............................   2004    $301,962   $119,061         3,000           $--           $ 21,104
                                                  2003     279,269     95,990         3,000            --             24,588
                                                  2002     262,231         --         3,000            --             15,357

----------
1. Robert DeGregorio resigned his position of President of Land O'Lakes Purina Feed LLC, effective as of November 12, 2004.

2. The amounts shown in the table for 2004 reflect life insurance premiums paid by Land O'Lakes in the amount of $25,600 for Mr. Gherty, $6,875 for Mr. Policinski, $7,561 for Mr. Knutson, $7,434 for Mr. DeGregorio, $5,135 for Mr. Palacios and $9,136 for Ms. Grabow. In addition, the amount for Mr. Gherty includes a car allowance in the amount of $14,000. The above amounts also include contributions made by Land O'Lakes on behalf of the named individuals under the qualified and non-qualified defined contribution plans of Land O'Lakes as follows:

                    COMPANY MATCHING
                      CONTRIBUTION     COMPANY CONTRIBUTION
NAME                (QUALIFIED PLAN)   (NON-QUALIFIED PLAN)
----                ----------------   --------------------
Mr. Gherty.......        $6,150               $15,000
Mr. Policinski...         6,150                10,598
Mr. Knutson......         6,150                 4,254
Mr. DeGregorio...         6,150                 6,945
Mr. Palacios.....         6,150                 5,671
Ms. Grabow.......         6,150                    --

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                          -------------------------------------------------------
                                           PERCENT OF                                  AT ASSUMED ANNUAL
                            NUMBER OF         TOTAL                                  RATES OF STOCK PRICE
                           SECURITIES     OPTIONS/SARS                              APPRECIATION FOR OPTION
                           UNDERLYING      GRANTED TO                                       TERM(2)
                          OPTIONS/SARS    EMPLOYEES IN    EXERCISE     EXPIRATION   -----------------------
NAME                      GRANTED(#)(1)    FISCAL YEAR   PRICE($/SH)      DATE          5%($)     10%($)
----                      -------------   ------------   -----------   ----------     --------   --------
John E. Gherty.........       16,000          13.8%         $27.11      3-31-2014     $308,117   $803,808
Chris Policinski.......        7,000           6.0%         $27.11      3-31-2014      134,801    351,666
Daniel Knutson.........        7,000           6.0%         $27.11      3-31-2014      134,801    351,666
Robert DeGregorio(3)...        7,000           6.0%         $27.11      3-31-2014       96,287    251,190
Fernando Palacios......        3,000           2.6%         $27.11      3-31-2014       57,772    150,714
Karen Grabow...........        3,000           2.6%         $27.11      3-31-2014       57,772    150,714

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

(3) Robert DeGregorio resigned his position of President of Land O'Lakes Purina Feed LLC, effective as of November 12, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The purpose of the following table is to report exercises of options to purchase Units by the named executive officers of Land O'Lakes during the fiscal year ended December 31, 2004 and any value of their unexercised options as of December 31, 2004. The named executive officers did not exercise options in fiscal year 2004. Land O'Lakes has not issued any stock appreciation rights to the named executive officers.

                                                                                         VALUE OF UNEXERCISED
                                                                                             IN-THE-MONEY
                                                          NUMBER OF UNEXERCISED              OPTIONS/SARS
                                                           OPTIONS AT FY-END(#)            AT FY-END($)(1)
                       SHARES ACQUIRED      VALUE      ---------------------------   ---------------------------
NAME                   ON EXERCISE(#)    REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                   ---------------   -----------   -----------   -------------   -----------   -------------
John E. Gherty......          --              --          40,000         24,000        $83,680       $142,560
Chris Policinski....          --              --          17,500         10,500         36,610         62,370
Daniel Knutson......          --              --          17,500         10,500         36,610         62,370
Robert DeGregorio...          --              --          16,750         10,250         29,830         55,590
Fernando Palacios...          --              --           7,500          4,500         15,690         26,730
Karen Grabow........          --              --           7,500          4,500         15,690         26,730

----------
(1) Value is based on a Unit value of $34.47, which was the value of the Units on December 31, 2004, minus the purchase price.

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

LAND O'LAKES EMPLOYEE RETIREMENT PLAN

     The Land O'Lakes Employee Retirement Plan is a qualified defined benefit pension plan. All full-time, non-union Land O'Lakes employees are eligible to participate. Union employees may participate if their participation is specified by their collective bargaining agreement. An employee is fully vested in the plan after five years of vesting service. For most employees, the plan provides for a monthly benefit for the employee's lifetime beginning at normal retirement age (social security retirement age), calculated according to the following formula: [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years). These estimated benefit amounts are illustrated by Table A below. Due to provisions of this plan providing that certain benefits existing in a previous version of the plan will not be reduced, certain employees, including Mr. Gherty, will instead receive the compensation at levels previously in effect for the retirement plan under the 1989 Formula. These approximate benefit amounts are described in Table B below.

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

     As of December 31, 2004, Mr. Gherty had 34 years of service, Mr. Policinski had 8 years of service, Mr. Knutson had 27 years of service, Mr. DeGregorio had 22 years of service (as noted above, Mr. DeGregorio resigned prior to December 31, 2004), Mr. Palacios had 5 years of service and Ms. Grabow had 4 years of service. (The maximum credited service allowed under the Land O'Lakes Employee Retirement Plan is 30 years.)

SAMPLE PENSION PLAN TABLE

                FINAL                 YEARS OF SERVICE AT RETIREMENT
             AVERAGE PAY   ----------------------------------------------------
               (ANNUAL)       10         15         20         25         30
             -----------   --------   --------   --------   --------   --------
TABLE A...    $  200,000   $ 30,100   $ 45,100   $ 60,100   $ 75,200   $ 90,200
                 400,000     62,100     93,100    124,100    155,200    186,200
                 600,000     94,100    141,100    188,100    235,200    282,200
                 800,000    126,100    189,100    252,100    315,200    378,200
               1,000,000    158,100    237,100    316,100    395,200    474,200
               1,200,000    190,100    285,100    380,100    475,200    570,200

TABLE B...    $  200,000   $ 34,700   $ 52,000   $ 69,400   $ 86,700   $104,100
                 400,000     76,000    114,000    152,100    190,100    228,100
                 600,000    117,400    176,000    234,700    293,400    352,100
                 800,000    158,700    238,000    317,400    396,700    476,100
               1,000,000    200,000    300,000    400,100    500,100    600,100
               1,200,000    241,400    362,000    482,700    603,400    724,100

     The amounts illustrated are a combination of the Land O'Lakes Employee Retirement Plan and the Non-Qualified Executive Excess Benefit Plan.

COMPENSATION OF DIRECTORS

     The Chairman of the Board of Land O'Lakes is paid $30,000 annually; all other directors are paid $10,000 annually. The non-voting members may also receive additional compensation at the discretion of the board of directors. In addition, all directors receive a $300 per diem and are reimbursed for their reasonable expenses incurred in attending board of directors meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     At December 31, 2004 no person, either individually or as a member of a group, beneficially owned in excess of five percent of any class of our voting securities, and our directors and executive officers did not, either individually or as a member of a group, beneficially own in excess of one percent of any class of our voting securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Land O'Lakes transacts business in the ordinary course with our directors and with our local cooperative members with which the directors are associated on terms no more favorable than those available to our other members.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company's annual financial statements for 2004 and 2003, and fees billed for other services rendered by KPMG LLP.

                                      2004    2003
                                     ------   ----
                                         ($ IN
                                       THOUSANDS)
Audit fees........................   $  943   $850
Audit-related fees(1).............      102     62
                                     ------   ----
   Audit and audit-related fees...    1,045    912
Tax fees(2).......................      110     59
                                     ------   ----
   Total fees.....................   $1,155   $971
                                     ======   ====

----------
(1) Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans in 2004 and 2003 and the restatement of the consolidated financial statements in 2004.

(2) Tax fees in 2004 and 2003 consist of benefit plan filings and international services.

     The Audit Committee's policy on pre-approval of services performed by the independent auditor is to approve all audit and permissible non-audit services to be provided by the independent auditor during the calendar year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the auditor's independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (A) Documents filed as part of this Annual Report on Form 10-K:

-    Consolidated Financial Statements:

LAND O'LAKES, INC.
Financial Statements for the years ended December 31, 2004, 2003 and 2002
Report of KPMG LLP, Independent Registered Public Accounting Firm................................    71
Consolidated Balance Sheets as of December 31, 2004 and 2003.....................................    72
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.......    73
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.......    74
Consolidated Statements of Equities for the years ended December 31, 2004, 2003 and 2002.........    75
Notes to Consolidated Financial Statements.......................................................    76

MOARK, LLC
Financial Statements for the year ended December 25, 2004 and the eleven months ended
   December 27, 2003
Report of Moore Stephens Frost, Independent Registered Public Accounting Firm....................   103
Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003........................   104
Consolidated Statement of Income for the year ended December 25, 2004 and the eleven months
   ended December 27, 2003.......................................................................   105
Consolidated Statement of Members' Equity for the year ended December 25, 2004 and the eleven
   months ended December 27, 2003................................................................   106
Consolidated Statement of Cash Flows for the year ended December 25, 2004 and the eleven
   months ended December 27, 2003................................................................   107
Notes to Consolidated Financial Statements.......................................................   108

AGRILIANCE LLC
Financial Statements (unaudited) for the three months ended November 30, 2004 and 2003
Consolidated Balance Sheets as of November 30, 2004 and August 31, 2004..........................   119
Consolidated Statements of Operations for the three months ended November 30, 2004 and 2003......   120
Consolidated Statements of Cash Flows for the three months ended November 30, 2004 and 2003......   121
Notes to Consolidated Financial Statements.......................................................   122

Financial Statements for the years ended August 31, 2004, 2003 and 2002
Report of KPMG LLP, Independent Registered Public Accounting Firm................................   123
Consolidated Balance Sheets as of August 31, 2004 and 2003.......................................   124
Consolidated Statements of Operations for the years ended August 31, 2004, 2003 and 2002.........   125
Consolidated Statements of Cash Flows for the years ended August 31, 2004, 2003 and 2002.........   126
Consolidated Statements of Members' Equity for the years ended August 31, 2004, 2003 and 2002....   127
Notes to Consolidated Financial Statements.......................................................   128

(B) Exhibits
                                  EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION
-------                                 -----------
3.1       Restated Articles of Incorporation of Land' O'Lakes, Inc., as amended,
          August 1998.(1)

3.2       By-Laws of Land' O'Lakes Inc., as amended, February 2003 (3).

4.1 Credit Agreement among Land' O'Lakes, Inc., the Lenders party thereto and The Chase Manhattan Bank, dated as of October 11, 2001.(1)

4.2       First Amendment dated November 6, 2001 to the Credit Agreement dated
          October 11, 2001.(1)

4.3       Second Amendment dated February 15, 2002 to the Credit Agreement dated
          October 11, 2001.(1)

4.4 Guarantee and Collateral Agreement among Land O'Lakes, Inc. and certain of its subsidiaries and The Chase Manhattan Bank, dated as of October 11, 2001.(1)

4.5 Indenture dated as of November 14, 2001, among Land' O'Lakes, Inc. and certain of its subsidiaries, and U.S. Bank, including Form of 8 3/4%
          Senior Notes due 2011 and Form of 83/4% Senior Notes due 2011.(1)

4.6       Registration Rights Agreement dated November 14, 2001 by and among
          Land' O'Lakes, Inc. and certain of its subsidiaries, J.P. Morgan
          Securities Inc., SPP Capital Partners, LLC, SunTrust Robinson Capital
          Markets, Inc., Tokyo-Mitsubishi International plc and U.S. Bancorp
          Piper Jaffray, Inc.(1)

4.7 Purchase Agreement by and between Land' O'Lakes, Inc., and certain of its subsidiaries, J.P. Morgan Securities Inc., SPP Capital Partners,
          LLC, SunTrust Robinson Capital Markets, Inc., Tokyo-Mitsubishi
          International plc and U.S. Bancorp Piper Jaffray, Inc., dated as of
          November 8, 2001.(1)

4.8       Form of Old Note under the Indenture dated as of November 14, 2001
          (included as part of Exhibit 4.5).(1)

4.9       Form of New Note under the Indenture dated as of November 14, 2001
          (included as part of Exhibit 4.5).(1)

4.10 Indenture dated as of December 23, 2003, among Land' O'Lakes, Inc., and certain of its subsidiaries, and U.S. Bank, National Association, including Form of 9% Senior Notes due 2010. (3)

4.11 Registration Rights Agreement dated as of December 23, 2003, by and among Land' O'Lakes, Inc., and certain of its subsidiaries, and J.P.
          Morgan Securities Inc. (3)

4.12      Purchase Agreement dated as of December 23, 2003, by and between Land'
          O'Lakes, Inc., and certain of its subsidiaries, and J.P. Morgan
          Securities, Inc. (3)

4.13      Lien Subordination and Inter creditor Agreement dated as of December
          23, 2003, by and among Land' O'Lakes, Inc., and certain of its subsidiaries, JP Morgan Chase Bank and U.S. Bank, National
          Association. (3)

4.14      Third Amendment dated December 8, 2003 to the Credit Agreement dated
          October 11, 2001.(3)

4.15      Fourth Amendment dated January 13, 2004 to the Credit Agreement dated
          October 11, 2001. (3)

4.16      Form of Old Note (included as part of Exhibit 4.12). (3)

4.17      Form of New Note (included as part of Exhibit 4.12). (3)

4.18 Second Priority Collateral Agreement dated as of December 23, 2003, by and among Land' O'Lakes, Inc. and certain of its subsidiaries, and U.S. Bank National Association.(3)

4.19      Amended and Restated Five Year Credit Agreement dated as of October
          11, 2001 among Land' O'Lakes, Inc., The Chase Manhattan Bank, CoBank,
          ACB, and the Lenders party thereto.(1)

4.20      First Amendment dated November 6, 2001 to the Amended and Restated
          Five-Year Credit Agreement dated October 11, 2001.(1)

4.21      Second Amendment dated February 15, 2002 to the Amended and Restated
          Five-Year Credit Agreement dated October 11, 2001.(1)

4.22      Purchase and Sale Agreement dated as of December 18, 2001, among Land'
          O'Lakes, Inc., Land' O'Lakes Farmland Feed LLC, Purina Mills, LLC and
          LOL Farmland Feed SPV, LLC.(1)

4.23      Receivables Purchase Agreement dated as of December 18, 2001, among
          Land' O'Lakes Farmland Feed LLC, LOL Farmland Feed SPV, LLC, and
          CoBank, ACB.(1)

4.24 Indenture dated as of March 25, 1998 for the 7.45% Capital Securities due March 25, 2028.(3)

4.25      Third Amendment dated December 8, 2003 to the Five-Year Amended and
          Restated Credit Agreement dated October 11,2001.(3)

4.26      Fourth Amendment dated January 13, 2004 to the Amended and Restated
          Five-Year Credit Agreement dated October 11, 2001.(3)

10.1      Joint Venture Agreement by and between Farmland Industries, Inc. and
          Land' O'Lakes, Inc. dated as of July 18, 2000.(1)

10.2      Operating Agreement of Agriliance LLC among United Country Brands,
          LLC, Cenex Harvest States Cooperatives, Farmland Industries, Inc. and
          Land' O'Lakes, Inc. dated as of January 4, 2000.(1)

10.3      Joint Venture Agreement among Cenex Harvest States Cooperatives,
          Farmland Industries, Inc. and Land' O'Lakes Inc. dated as of January
          1, 2000.(1)

10.4      Operating Lease between Arden Hills Associates and Land' O'Lakes, Inc.
          dated as of May 31, 1980.(1)

10.5 Ground Lease between Land' O'Lakes, Inc. and Arden Hills Associates dated as of May 31, 1980.(1)

10.6      License Agreement among Ralston Purina Company, Purina Mills, Inc. and
          BP Nutrition Limited dated as of October 1,1986.(1)

10.7      License Agreement between Land' O'Lakes, Inc. and Land' O'Lakes
          Farmland Feed LLC dated September 25, 2000.(1)

10.8      Trademark License Agreement by and between Land' O'Lakes, Inc. and
          Dean Foods dated as of July 10, 2000.(1)

10.9 Asset Purchase Agreement between Land' O'Lakes, Inc. and Dean Foods dated as of May 30, 2000.(1)

10.10 Agreement and Plan of Merger, dated as of June 17, 2001, by and among Purina Mills, Inc., Land' O'Lakes, Inc., LOL Holdings II, Inc. and LOL
          Holdings III, Inc.(1)

10.11     Management Services Agreement, dated September 1, 2000, by and between
          Land' O'Lakes and Land' O'Lakes Farmland Feed LLC.(1)

10.12     Employment Agreement between John Prince and Land' O'Lakes, Inc. dated
          August 19, 1998. (1)#

10.13     Amendment dated February 4, 2002 to Employment Agreement between John
          Prince and Land' O'Lakes, Inc. (1)#

10.14     Executive Annual Variable Compensation Plan of Land' O'Lakes.(1)#

10.15     Land O'Lakes Long Term Incentive Plan. (1)#

10.16     Land O'Lakes Non-Qualified Deferred Compensation Plan. (1)#

10.17     Land O'Lakes Non-Qualified Executive Excess Benefit Plan (IRS Limits).
          (1)#

10.18     Land O'Lakes Non-Qualified Executive Excess Benefit Plan (1989
          Formula). (1)#

10.19     Land O'Lakes Non-Qualified Executive Excess Benefit Savings Plan. (1)#

10.20     California Cooperative Value Incentive Plan of Land' O'Lakes.(2)#

10.21     Amended Land' O'Lakes Long Term Incentive Plan.#

10.22     Amended California Cooperative Value Incentive Plan of Land' O'Lakes.#

10.23     License Agreement, by and between Land' O'Lakes, Inc., Dean Foods
          Company, Morningstar Foods, Inc. and Dairy Marketing Alliance, LLC, dated July 24, 2002.

12 Statement regarding the computation of ratios of earnings to fixed charges*

21        Subsidiaries of the Registrant*

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

----------
(1) Incorporated by reference to the identical exhibit to the Registrant's Registration Statement on Form S-4 filed March 18, 2002.

(2) Incorporated by reference to the identical exhibit to the Registrant's Registration Statement on Form S-4 filed May 9, 2002

(3) Incorporated by reference to the identical exhibit filed with the Company's Form 10-K on March 30, 2004.

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K

*    Filed electronically herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

                                        LAND O'LAKES, INC.


                                        By /s/ DANIEL KNUTSON
                                           -------------------------------------
                                           Daniel Knutson
                                           Senior Vice President and Chief
                                           Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2005.



/s/ JOHN E. GHERTY            President and Chief Executive Officer (Principal
---------------------------   Executive Officer)
John E. Gherty


/s/ DANIEL KNUTSON            Senior Vice President and Chief Financial Officer
---------------------------   (Principal Financial and Accounting Officer)
Daniel Knutson


/s/ ROBERT BIGNAMI                                 Director
---------------------------
Robert Bignami


/s/ LYNN BOADWINE                                  Director
---------------------------
Lynn Boadwine


 /s/ HARLEY BUYS                                   Director
---------------------------
Harley Buys


/s/ DENNIS CIHLAR                                  Director
---------------------------
Dennis Cihlar


/s/ BEN CURTI                                      Director
---------------------------
Ben Curti


/s/ RICHARD EPARD                                  Director
---------------------------
Richard Epard


/s/ GORDON HOOVER                                  Director
---------------------------
Gordon Hoover


/s/ PETE KAPPELMAN                                 Director
---------------------------
Pete Kappelman


/s/ CORNELL KASBERGEN                              Director
---------------------------
Cornell Kasbergen


/s/ PAUL KENT, JR.                                 Director
---------------------------
Paul Kent, Jr.


/s/ LARRY KULP                                     Director
---------------------------
Larry Kulp


/s/ CHARLES LINDNER                                Director
---------------------------
Charles Lindner


/s/ JOHN LONG                                      Director
---------------------------
John Long



/s/ MANUEL MACIEL, JR.                             Director
---------------------------
Manuel Maciel, Jr.


/s/ ROBERT MARLEY                                  Director
---------------------------
Robert Marley


/s/ JIM MILLER                                     Director
---------------------------
Jim Miller


/s/ RONNIE MOHR                                    Director
---------------------------
Ronnie Mohr


/s/ ART PERDUE                                     Director
---------------------------
Art Perdue


/s/ DOUGLAS REIMER                                 Director
---------------------------
Douglas Reimer


/s/ RICHARD RICHEY                                 Director
---------------------------
Richard Richey


/s/ FLOYD TRAMMELL                                 Director
---------------------------
Floyd Trammell


/s/ THOMAS WAKEFIELD                               Director
---------------------------
Thomas Wakefield


/s/ LARRY WOJCHIK                                  Director
---------------------------
Larry Wojchik


/s/ JOHN ZONNEVELD, JR.                            Director
---------------------------
John Zonneveld, Jr.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
        SECTION 15 (D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LAND O'LAKES, INC.
Financial Statements for the years ended December 31, 2004, 2003 and 2002
Report of KPMG LLP, Independent Registered Public Accounting Firm ...............................    71
Consolidated Balance Sheets as of December 31, 2004 and 2003 ....................................    72
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 ......    73
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 ......    74
Consolidated Statements of Equities for the years ended December 31, 2004, 2003 and 2002 ........    75
Notes to Consolidated Financial Statements ......................................................    76

MOARK, LLC
Financial Statements for the year ended December 25, 2004 and the eleven months ended
   December 27, 2003
Report of Moore Stephens Frost, Independent Registered Public Accounting Firm ...................   103
Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003 .......................   104
Consolidated Statement of Income for the year ended December 25, 2004 and
   the eleven months ended December 27, 2003 ....................................................   105
Consolidated Statement of Members' Equity for the year ended December 25, 2004 and
   the eleven months ended December 27, 2003 ....................................................   106
Consolidated Statement of Cash Flows for the year ended December 25, 2004 and
   the eleven months ended December 27, 2003 ....................................................   107
Notes to Consolidated Financial Statements ......................................................   108

AGRILIANCE LLC
Financial Statements (unaudited) for the three months ended November 30, 2004 and 2003
Consolidated Balance Sheets as of November 30, 2004 and August 31, 2004 .........................   119
Consolidated Statements of Operations for the three months ended November 30, 2004 and 2003 .....   120
Consolidated Statements of Cash Flows for the three months ended November 30, 2004 and 2003 .....   121
Notes to Consolidated Financial Statements ......................................................   122

Financial Statements for the years ended August 31, 2004, 2003 and 2002
Report of KPMG LLP, Independent Registered Public Accounting Firm ...............................   123
Consolidated Balance Sheets as of August 31, 2004 and 2003 ......................................   124
Consolidated Statements of Operations for the years ended August 31, 2004, 2003 and 2002 ........   125
Consolidated Statements of Cash Flows for the years ended August 31, 2004, 2003 and 2002 ........   126
Consolidated Statements of Members' Equity for the years ended August 31, 2004, 2003 and 2002 ...   127
Notes to Consolidated Financial Statements ......................................................   128

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Land O'Lakes, Inc.:

     We have audited the accompanying consolidated balance sheets of Land O'Lakes, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and equities for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of MoArk, LLC, a majority-owned subsidiary, which statements reflect total assets constituting eight percent and eight percent and total revenues constituting seven percent and five percent in 2004 and 2003, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MoArk, LLC, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O'Lakes, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, in 2003, the Company adopted the provisions of the Financial Accounting Standards Board's Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51."


                                                   /s/ KPMG LLP

Minneapolis, Minnesota
January 31, 2005, except as to Note 26, which is as of February 25, 2005

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                               -----------------------
                                                                  2004         2003
                                                               ----------   ----------
                                                                   ($ IN THOUSANDS)
                           ASSETS
Current assets:
   Cash and short-term investments .........................   $   73,136   $  110,274
   Restricted cash .........................................       20,338       20,118
   Receivables, net ........................................      558,841      604,438
   Inventories .............................................      454,015      473,391
   Prepaid expenses ........................................      284,484      242,923
   Other current assets ....................................       73,560       72,110
                                                               ----------   ----------
      Total current assets .................................    1,464,374    1,523,254

Investments ................................................      470,550      503,452
Property, plant and equipment, net .........................      610,012      617,386
Property under capital lease, net ..........................      100,179      109,145
Goodwill, net ..............................................      331,582      373,083
Other intangibles ..........................................       99,016      102,938
Other assets ...............................................      124,069      143,871
                                                               ----------   ----------
      Total assets .........................................   $3,199,782   $3,373,129
                                                               ==========   ==========
                  LIABILITIES AND EQUITIES

Current liabilities:
   Notes and short-term obligations ........................   $   51,753   $   80,703
   Current portion of long-term debt .......................       10,680        7,841
   Current portion of obligations under capital lease ......       10,378       10,399
   Accounts payable ........................................      813,328      741,989
   Accrued expenses ........................................      228,435      230,250
   Patronage refunds and other member equities payable .....       22,317       19,449
                                                               ----------   ----------
      Total current liabilities ............................    1,136,891    1,090,631

Long-term debt .............................................      933,236    1,065,382
Obligations under capital lease ............................       90,524       99,650
Employee benefits and other liabilities ....................      174,877      175,363
Minority interests .........................................        9,350       62,739
Equities:
   Capital stock ...........................................        2,059        2,125
   Member equities .........................................      852,759      866,586
   Accumulated other comprehensive loss ....................      (73,792)     (65,685)
   Retained earnings .......................................       73,878       76,338
                                                               ----------   ----------
      Total equities .......................................      854,904      879,364
                                                               ----------   ----------
Commitments and contingencies
Total liabilities and equities .............................   $3,199,782   $3,373,129
                                                               ==========   ==========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                      2004         2003         2002
                                                                   ----------   ----------   ----------
                                                                             ($ IN THOUSANDS)
Net sales ......................................................   $7,676,492   $6,269,185   $5,789,568
Cost of sales ..................................................    7,082,784    5,684,953    5,283,667
                                                                   ----------   ----------   ----------
Gross profit ...................................................      593,708      584,232      505,901
Selling, general and administrative ............................      500,935      464,610      466,536
Restructuring and impairment charges ...........................        7,815        6,342       31,412
                                                                   ----------   ----------   ----------
Earnings from operations .......................................       84,958      113,280        7,953

Interest expense, net ..........................................       83,114       80,972       76,377
Gain on legal settlements ......................................       (5,415)     (22,842)    (155,544)
Other income, net ..............................................       (2,061)      (1,586)      (8,362)
Equity in earnings of affiliated companies .....................      (58,412)     (57,249)     (24,166)
Loss on impairment of investment ...............................       36,500           --           --
Minority interest in earnings of subsidiaries ..................        1,648        6,366        5,487
                                                                   ----------   ----------   ----------
Earnings before income taxes and discontinued operations .......       29,584      107,619      114,161
Income tax expense .............................................        1,404       20,703        4,402
                                                                   ----------   ----------   ----------
Net earnings from continuing operations ........................       28,180       86,916      109,759
Loss from discontinued operations, net of income tax benefit ...       (6,747)      (4,922)     (13,387)
                                                                   ----------   ----------   ----------
Net earnings ...................................................   $   21,433   $   81,994   $   96,372
                                                                   ==========   ==========   ==========

Applied to:
   Member equities
      Allocated patronage ......................................   $   23,636   $   40,045   $   96,900
      Deferred equities ........................................        1,920         (312)     (13,128)
                                                                   ----------   ----------   ----------
                                                                       25,556       39,733       83,772
   Retained earnings ...........................................       (4,123)      42,261       12,600
                                                                   ----------   ----------   ----------
                                                                   $   21,433   $   81,994   $   96,372
                                                                   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                         --------------------------------
                                                                                            2004        2003       2002
                                                                                         ---------   ---------   --------
                                                                                                 ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ......................................................................   $  21,433   $  81,994   $ 96,372
   Loss from discontinued operations, net of income tax benefit ......................       6,747       4,922     13,387
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization ..................................................     107,214     111,500    101,907
      Amortization of deferred financing costs .......................................       5,625       7,736      3,063
      Bad debt expense ...............................................................       2,351       5,214      5,094
      Proceeds from patronage revolvement received ...................................       6,043       5,000      2,061
      Non-cash patronage income ......................................................      (1,355)     (3,578)    (1,921)
      Receivable from legal settlement ...............................................          --      96,707    (96,707)
      Deferred income tax (benefit) expense ..........................................      (4,977)     11,675     (8,811)
      Decrease (increase) in other assets ............................................       5,740       5,865    (85,843)
      Decrease in other liabilities ..................................................      (3,499)     (2,216)    (2,301)
      Restructuring and impairment charges ...........................................      44,315       6,342     31,412
      Gain on divestiture of businesses ..............................................      (1,438)       (684)    (5,147)
      Equity in earnings of affiliated companies .....................................     (58,412)    (57,249)   (24,166)
      Minority interests .............................................................       1,648       6,366      5,487
      Other ..........................................................................      (1,239)    (12,125)       (73)
   Changes in current assets and liabilities, net of divestitures:
      Receivables ....................................................................      37,586     (46,484)   (15,043)
      Inventories ....................................................................      15,105     (14,314)    (8,576)
      Other current assets ...........................................................     (36,152)    (56,926)   (19,924)
      Accounts payable ...............................................................      72,378      36,345     56,734
      Accrued expenses ...............................................................     (17,089)     44,400    (16,794)
                                                                                         ---------   ---------   --------
Net cash provided by operating activities ............................................     202,024     230,490     30,211

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ........................................     (96,099)    (71,651)   (84,832)
   Purchase of minority interest .....................................................     (12,150)         --         --
   Payments for investments ..........................................................        (703)    (10,047)   (15,976)
   Net proceeds from divestiture of businesses .......................................      13,068       1,815     15,787
   Proceeds from sale of investments .................................................       2,342       3,000     25,974
   Proceeds from sale of property, plant and equipment ...............................      11,990      21,727     23,081
   Dividends from investments in affiliated companies ................................      47,846      37,356     26,407
   Increase in restricted cash .......................................................        (220)    (20,118)        --
   Other .............................................................................         860       3,667      7,771
                                                                                         ---------   ---------   --------
Net cash used by investing activities ................................................     (33,066)    (34,251)    (1,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in short-term debt ............................................     (28,616)     11,683     10,118
   Proceeds from issuance of long-term debt ..........................................      17,416     185,037      6,057
   Principal payments on long-term debt ..............................................    (146,011)   (304,910)   (62,040)
   Principal payments on obligations under capital lease .............................     (10,367)     (9,590)        --
   Payments for debt issuance costs ..................................................      (4,323)     (3,486)        --
   Payments for redemption of member equities ........................................     (34,615)    (24,380)   (37,878)
   Other .............................................................................        (304)       (688)       128
                                                                                         ---------   ---------   --------
Net cash used by financing activities ................................................    (206,820)   (146,334)   (83,615)
Net cash provided (used) by discontinued operations ..................................         724      (3,958)   (10,650)
                                                                                         ---------   ---------   --------
Net (decrease) increase in cash and short-term investments ...........................     (37,138)     45,947    (65,842)
Cash and short-term investments at beginning of year .................................     110,274      64,327    130,169
                                                                                         ---------   ---------   --------
Cash and short-term investments at end of year .......................................   $  73,136   $ 110,274   $ 64,327
                                                                                         =========   =========   ========

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                       CONSOLIDATED STATEMENTS OF EQUITIES

                                                                                                 ACCUMULATED
                                                                        MEMBER EQUITIES             OTHER
                                                        CAPITAL  -----------------------------  COMPREHENSIVE  RETAINED    TOTAL
                                                         STOCK   ALLOCATED  DEFERRED     NET    INCOME (LOSS)  EARNINGS  EQUITIES
                                                        -------  ---------  --------  --------  -------------  --------  --------
BALANCE, DECEMBER 31, 2001 ...........................  $2,305   $806,562   $(12,573) $793,989    $    997     $25,992   $823,283

Capital stock issued .................................       5         --         --        --          --          --          5
Capital stock redeemed ...............................    (120)        --         --        --          --          --       (120)
2002 earnings, as applied ............................      --     96,900    (13,128)   83,772          --      12,600     96,372
   Less portion stated as current liability ..........      --     (4,178)        --    (4,178)         --          --     (4,178)
Portion of member equities stated as current
   liability .........................................      --     (8,210)        --    (8,210)         --          --     (8,210)
Cash patronage and redemption of member equities .....      --    (37,878)        --   (37,878)         --          --    (37,878)
Redemption included in prior year's liabilities ......      --     28,900         --    28,900          --          --     28,900
Minimum pension liability adjustment, net of income
   taxes .............................................      --         --         --        --      (1,016)         --     (1,016)
Change in fair value of securities ...................      --         --         --        --        (908)         --       (908)
Foreign currency translation adjustment ..............      --         --         --        --         305          --        305
Other ................................................      --      2,601         --     2,601          --      (3,391)      (790)
                                                        ------   --------   --------  --------    --------     -------   --------
BALANCE, DECEMBER 31, 2002 ...........................   2,190    884,697    (25,701)  858,996        (622)     35,201    895,765

Capital stock issued .................................       3         --         --        --          --          --          3
Capital stock redeemed ...............................     (68)        --         --        --          --          --        (68)
2003 earnings, as applied ............................      --     40,045       (312)   39,733          --      42,261     81,994
   Less portion stated as current liability ..........      --    (11,640)        --   (11,640)         --          --    (11,640)
Portion of member equities stated as current
   liability .........................................      --     (7,809)        --    (7,809)         --          --     (7,809)
Cash patronage and redemption of member equities .....      --    (24,380)        --   (24,380)         --          --    (24,380)
Redemption included in prior year's liabilities ......      --     12,388         --    12,388          --          --     12,388
Minimum pension liability adjustment, net of income
   taxes .............................................      --         --         --        --     (65,617)         --    (65,617)
Change in fair value of securities ...................      --         --         --        --       1,062          --      1,062
Foreign currency translation adjustment ..............      --         --         --        --        (508)         --       (508)
Other ................................................      --       (702)        --      (702)         --      (1,124)    (1,826)
                                                        ------   --------   --------  --------    --------     -------   --------
BALANCE, DECEMBER 31, 2003 ...........................   2,125    892,599    (26,013)  866,586     (65,685)     76,338    879,364

Capital stock issued .................................       2         --         --        --          --          --          2
Capital stock redeemed ...............................     (68)        --         --        --          --          --        (68)
2004 earnings, as applied ............................      --     23,636      1,920    25,556          --      (4,123)    21,433
   Less portion stated as current liability ..........      --    (15,757)        --   (15,757)         --          --    (15,757)
Portion of member equities stated as current
   liability .........................................      --     (6,560)        --    (6,560)         --          --     (6,560)
Cash patronage and redemption of member equities .....      --    (34,615)        --   (34,615)         --          --    (34,615)
Redemption included in prior year's liabilities ......      --     19,449         --    19,449          --          --     19,449
Minimum pension liability adjustment, net of income
   taxes .............................................      --         --         --        --      (7,402)         --     (7,402)
Change in fair value of securities ...................      --         --         --        --        (521)         --       (521)
Foreign currency translation adjustment ..............      --         --         --        --        (184)         --       (184)
Other ................................................      --     (1,615)      (285)   (1,900)         --       1,663       (237)
                                                        ------   --------   --------  --------    --------     -------   --------
BALANCE, DECEMBER 31, 2004 ...........................  $2,059   $877,137   $(24,378) $852,759    $(73,792)    $73,878   $854,904
                                                        ======   ========   ========  ========    ========     =======   ========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Land O'Lakes, Inc. is a diversified farmer-owned food and agricultural cooperative serving agricultural producers throughout the United States. Land O'Lakes, Inc. procures approximately 13 billion pounds of member milk annually, markets more than 300 dairy products and provides member cooperatives, farmers and ranchers with an extensive line of agricultural supplies (including feed, seed, crop nutrients and crop protection products) and services.

REVENUE RECOGNITION

     Revenue is recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and sales price is fixed or determinable.

STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of Land O'Lakes, Inc. and wholly-owned and majority-owned subsidiaries and limited liability companies ("Land O'Lakes" or the "Company"). Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

CASH AND SHORT-TERM INVESTMENTS

     Cash and short-term investments include short-term, highly liquid investments with original maturities of three months or less.

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out or average cost basis.

     DERIVATIVE COMMODITY INSTRUMENTS

     The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the futures contracts are marked-to-market each month, and these unrealized gains and losses ("unrealized hedging gains and losses") are recognized in earnings.

     The Company helps manage its exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to convert fixed rate debt to floating in order to achieve historical interest rate exposure levels. Changes in the fair value of the interest rate swaps designated and effective as fair value hedges are recorded in net earnings and are offset by corresponding changes in the fair value of the hedged debt.

INVESTMENTS

     Investments in other cooperatives are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Estimated patronage refunds are not recognized for tax purposes until notices of allocation are received. The equity method of accounting is used for investments in other companies in which Land O'Lakes voting interest is 20 to 50 percent. Investments in less than 20-percent-owned companies are stated at cost as the Company does not have the ability to exert significant influence.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets acquired and liabilities assumed. Other intangible assets consist primarily of trademarks, patents and agreements not to compete. Certain trademarks are not amortized because they have indefinite lives. The remaining other intangible assets are amortized using the straight-line method over the estimated useful lives, ranging from 2 to 15 years.

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

ADVERTISING AND PROMOTION COSTS

     Advertising and promotion costs are expensed as incurred. Advertising and promotion costs were $52.9 million, $52.1 million and $53.9 million in 2004, 2003 and 2002, respectively.

RESEARCH AND DEVELOPMENT

     Expenditures for research and development are charged to administrative expense in the year incurred. Total research and development expenses were $29.6 million, $29.0 million and $33.3 million in 2004, 2003 and 2002, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. As permitted by the Interpretation, the Company early-adopted FIN 46 as of July 1, 2003 and began consolidating its joint venture in MoArk, LLC ("MoArk"), an egg production and marketing company. FIN 46 was revised in December 2003 and was effective for the Company on January 1, 2005.

     In May 2004, the FASB issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Position"). The Position applies to sponsors of single-employer postretirement health care plans that are impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). In general, the Act introduces a federal subsidy to sponsors that conclude that prescription drug benefits available under such plans are actuarially equivalent to the prescription drug benefit now provided under Medicare pursuant to the Act. The Position was effective for the Company as of July 1, 2004. Treating the future subsidy under the Act as an actuarial experience gain, as required by the Position, decreased the accumulated postretirement benefit obligation at the beginning of the year by $8.4 million. The subsidy also decreased the net periodic postretirement benefit cost for 2004 by $1.2 million. The effects of the Act have been included in the Company's measurement of its accumulated benefit obligation in Note 15, Pension and Other Postretirement Plans.

     In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 states that the tax deduction on qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, "Accounting for Income Taxes" and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. This FSP is effective January 1, 2005, and the Company has not yet determined the impact that this pronouncement will have on its consolidated financial statements.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   MOARK, LLC CONSOLIDATION AND PLANNED ACQUISITION OF MINORITY INTEREST

     Through June 30, 2003, the Company carried its 50% ownership interest in MoArk under the equity method with an investment balance of $56.7 million. Osborne Investments, LLC ("Osborne") owned the remaining interest in MoArk. In 2003, the Company increased its ownership from 50% to 57.5% with an additional investment of $7.8 million. In addition, the Company has the right to acquire (and Osborne has the right to require the Company to acquire) the remaining 42.5% of MoArk owned by Osborne for a $42.2 million minimum payment in 2007.

     In accordance with the provisions of Interpretation No. 46 "Consolidation of Variable Interest Entities," effective July 1, 2003, the Company consolidated MoArk into its financial statements. Although Osborne has a 42.5% ownership interest in MoArk, the Company is allocated 100% of the earnings or loss from the operations of MoArk. In addition to consolidating MoArk for accounting purposes, the Company has presumed that it will acquire the remaining 42.5% in 2007. Effective July 1, 2003, the Company recorded this presumed $42.2 million payment as a long-term liability in the consolidated balance sheet as employee benefits and other liabilities at a present value of $31.6 million using an effective interest rate of 7%. The present value of this liability is $35.0 million at December 31, 2004.

3.   RESTRICTED CASH

     On March 28, 2003, Cheese & Protein International LLC ("CPI"), a 97%-owned consolidated subsidiary, amended its lease for property and equipment relating to its cheese manufacturing and whey processing plant in Tulare, CA. The amendment postponed the measurement of the fixed charge coverage ratio requirement until March 2005, which the Company expects to be in compliance with during 2005. The amendment requires Land O'Lakes to maintain a $20 million cash account (which may be replaced by a letter of credit at the Company's option) to support the lease. The cash account or letter of credit would only be drawn upon in the event of a CPI default and would reduce amounts otherwise due under the lease. The requirement would be lifted following the achievement of certain financial targets by CPI.

4.   RECEIVABLES

     A summary of receivables at December 31 is as follows:

                                                         2004       2003
                                                       --------   --------
Trade accounts......................................   $ 67,687   $324,911
Notes and contracts.................................     65,003     63,984
Notes from sale of trade receivables (see Note 5)...    362,123    181,320
Other...............................................     79,566     53,767
                                                       --------   --------
                                                        574,379    623,982
Less allowance for doubtful accounts................     15,538     19,544
                                                       --------   --------
Total receivables, net..............................   $558,841   $604,438
                                                       ========   ========

     A substantial portion of Land O'Lakes receivables is concentrated in agriculture as well as the wholesale and retail food industries. Collections of these receivables may be dependent upon economic returns in these industries. The Company's credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.

5.   RECEIVABLES PURCHASE FACILITY

     In December 2001, the Company established a $100.0 million receivables purchase facility with CoBank, ACB ("CoBank"). In March 2004, the facility was expanded to $200 million. A wholly-owned, unconsolidated special purpose entity ("SPE") was established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales; accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheets. However, the Company retains credit risk related to the repayment of its notes receivable with the SPE, which, in turn, is dependent upon the credit risk of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At December 31, 2004, no amounts were outstanding under this facility, and $20.0 million was outstanding under this facility at December 31, 2003. The total accounts receivable sold to the SPE were $5,839.2 million and $2,593.0 million in 2004 and 2003, respectively.

6.   INVENTORIES

     A summary of inventories at December 31 is as follows:

                         2004       2003
                       --------   --------
Raw materials.......   $159,842   $161,974
Work in process.....      9,216     10,349
Finished goods......    284,957    301,068
                       --------   --------
Total inventories...   $454,015   $473,391
                       ========   ========

7.   INVESTMENTS

     A summary of investments at December 31 is as follows:

                                                          2004       2003
                                                        --------   --------
CF Industries, Inc...................................   $213,002   $249,502
Agriliance LLC.......................................    101,263     92,134
Ag Processing Inc....................................     37,461     37,941
Advanced Food Products LLC...........................     31,322     29,494
CoBank, ACB..........................................     15,467     18,583
Universal Cooperatives...............................      7,629      8,224
Agronomy Company of Canada Ltd.......................     10,549      7,954
Melrose Dairy Proteins, LLC..........................      7,293      6,623
Prairie Farms Dairy, Inc.............................      4,795      5,125
Other--principally cooperatives and joint ventures...     41,769     47,872
                                                        --------   --------
Total investments....................................   $470,550   $503,452
                                                        ========   ========

     During 2004, the Company evaluated the carrying value of its investment in CF Industries, Inc., a domestic manufacturer of crop nutrients, in which it holds a minority interest. Based upon the evaluation, the carrying value of this investment was reduced by $36.5 million. In 2004, the Company also sold its investment in a swine joint venture for $2.0 million in cash and investments in the Feed segment for $2.3 million in cash.

     In 2003, the Company sold its investment in a swine joint venture in the Feed segment for $3.0 million in cash.

     The Company's largest equity investments are determined based on each investee's total assets or earnings. The following investments are included in the summarized financial information below: Agriliance LLC and MoArk/Fort Recovery Egg Marketing, LLC as of and for the year ended December 31, 2004 and Agriliance LLC, Advanced Foods Products LLC, Melrose Dairy Proteins, LLC and MoArk/ Fort Recovery Egg Marketing, LLC as of and for the year ended December 31, 2003:

                                2004         2003
                             ----------   ----------
Net sales.................   $3,574,691   $3,907,460
Gross profit..............      384,446      446,402
Net earnings..............       91,183       92,456
Current assets............    1,702,230    1,410,931
Non-current assets........      124,752      192,313
Current liabilities.......    1,494,714    1,116,937
Non-current liabilities...      128,652      201,469
Total equity..............      203,616      284,838

8.   PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment at December 31 is as follows:

     Owned property, plant and equipment:

                                                 2004         2003
                                              ----------   ----------
Machinery and equipment....................   $  637,394   $  603,657
Buildings and building equipment...........      318,868      306,252
Land and land improvements.................       60,797       62,825
Software...................................       61,847       59,346
Construction in progress...................       30,452       29,136
                                              ----------   ----------
                                               1,109,358    1,061,216
Less accumulated depreciation..............      499,346      443,830
                                              ----------   ----------
Total property, plant and equipment, net...   $  610,012   $  617,386
                                              ==========   ==========

     Property under capital lease:

                                               2004       2003
                                             --------   --------
Machinery and equipment...................   $ 80,974   $ 80,239
Buildings and building equipment..........     35,629     35,581
Land and land improvements................      2,346      2,118
                                             --------   --------
                                              118,949    117,938
Less accumulated depreciation.............     18,770      8,793
                                             --------   --------
Total property under capital lease, net...   $100,179   $109,145
                                             ========   ========

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill: The carrying amount of goodwill at December 31 is as follows:

                      2004       2003
                    --------   --------
Dairy Foods......   $ 69,904   $ 66,259
Feed.............    113,806    150,922
Seed.............     10,465     12,405
Agronomy.........     57,643     63,733
Layers...........     79,764     79,764
                    --------   --------
Total goodwill...   $331,582   $373,083
                    ========   ========

     In the Feed segment, goodwill decreased by $37.1 million in 2004, primarily due to the purchase of the minority interest of Land O'Lakes Farmland Feed LLC. Goodwill increased $3.6 million in the Dairy Foods segment due to additional goodwill from a prior acquisition. The goodwill decrease in the Agronomy segment resulted from amortization associated with investments in joint ventures and cooperatives.

     Other Intangible Assets: A summary of other intangible assets at December 31 is as follows:

                                                               2004      2003
                                                             -------   --------
Amortized other intangible assets:
Patents, less accumulated amortization of $3,810 and
   $2,622, respectively...................................   $12,960   $ 14,147
Trademarks, less accumulated amortization of $2,495 and
   $2,044, respectively...................................     1,845      2,296
Other intangible assets, less accumulated amortization
   of $15,373 and $12,783, respectively...................     7,586      9,870
                                                             -------   --------
Total amortized other intangible assets...................    22,391     26,313
Total non-amortized other intangible assets--trademarks...    76,625     76,625
                                                             -------   --------
Total other intangible assets.............................   $99,016   $102,938
                                                             =======   ========

     Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $4.3 million, $5.3 million and $6.6 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.6 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 10 years.

10.  DEBT OBLIGATIONS

     The Company had notes and short-term obligations at December 31, 2004 and 2003 of $51.8 million and $80.7 million, respectively. The weighted-average interest rates on notes and short-term obligations at December 31, 2004 and 2003 were 4.19% and 3.56%, respectively.

     A summary of long-term debt at December 31 is as follows:

                                                                      2004        2003
                                                                    --------   ----------
Term A loan--paid in 2004........................................   $     --   $   92,473
Term B loan--quarterly installments through 2008 (variable
   rate based on LIBOR)..........................................    118,373      152,374
Senior unsecured notes--due 2011 (8.75%).........................    350,000      350,000
Senior secured notes--due 2010 (9.00%)...........................    175,000      175,000
MoArk LLC debt--due 2005 through 2023 (6.12% weighted average)...     73,471       75,785
Industrial development revenue bonds and other secured notes
   payable--due 2005 through 2016 (.90% to 6.00%)................     14,917       14,940
Capital Securities of Trust Subsidiary--due 2028 (7.45%).........    190,700      190,700
Other debt.......................................................     21,455       21,951
                                                                    --------   ----------
                                                                     943,916    1,073,223
Less current portion.............................................     10,680        7,841
                                                                    --------   ----------
Total long-term debt.............................................   $933,236   $1,065,382
                                                                    ========   ==========

     On March 31, 2004, the Company amended its receivables securitization facility, which expanded the facility from $100 million to $200 million. The incremental proceeds from the expansion were used to make prepayments on the term loans. A mandatory $76.0 million payment in full was made for the Term A loan and a $24.0 million partial repayment was made for the Term B loan. Additional mandatory prepayments made in February 2004 were $16.5 million for the Term A loan and $10.0 million for the Term B loan.

     During 2003, the Company completed a $175 million long-term bond offering due 2010. The proceeds of the offering were used to make payments on Term A loan of $122.5 million and on Term B loan of $52.5 million. Additional payments made in 2003 on Term A loan were $73.3 million and Term B loan were $26.5 million.

     Land O'Lakes Capital Trust I (the "Trust") was created for the sole purpose of issuing $200.0 million of Capital Securities and investing the proceeds thereof in an equivalent amount of debentures of the Company. The sole assets of the Trust, $206.2 million principal amount Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company bearing interest at 7.45% and maturing on March 15, 2028, are eliminated upon consolidation. The Capital Securities are guaranteed to the extent set forth in the Offering Memorandum of the Capital Securities by the Company and bear the same interest rate and maturity date as the Debentures.

     Interest paid on debt obligations was $80.3 million, $79.9 million and $80.0 million in 2004, 2003 and 2002, respectively.

     At December 31, 2004, the Company also had a $200 million revolving credit facility due January, 2007, subject to a borrowing base limitation. There were no borrowings on this facility as of December 31, 2004. As of December 31, 2004, $145.3 million was available under the revolving credit facility After giving effect to $54.7 million of outstanding letters of credit, which reduce availability. Borrowings under the revolving credit facility and the term loan bear interest at variable rates (either LIBOR or an Alternative Base Rate) plus applicable margins. The margin depends on Land O'Lakes leverage ratio in the case of the revolving credit facility. The margin on the Term B loan is fixed. Based upon Land O'Lakes existing leverage ratio, the current LIBOR margins are 275 basis points for the revolving credit facility and 350 basis points for the Term B loan. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of Land O'Lakes. As of December 31, 2004, the interest rate on the Term B loan was 5.71%.

     Substantially all of the Company's assets have been pledged to its lenders under the terms of its financing arrangements including, but not limited to, Term B loan, the revolving credit facility and the senior secured notes due 2010. Debt covenants include certain required financial ratios that were all satisfied as of December 31, 2004.

     In April and May 2004, the Company entered into three $50 million fixed-to-floating interest rate swap agreements, designated as fair value hedges, in an effort to return to historical exposure levels for floating interest rate debt. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At December 31, 2004, the aggregate notional amount of the swaps was $150 million and the fair value was $0.3 million.

     The maturity of long-term debt for the next five years and thereafter is summarized in the table below.

YEAR                      AMOUNT
----                     --------
2005..................   $ 10,680
2006..................     10,436
2007..................     15,550
2008..................    123,081
2009..................      8,745
2010 and thereafter...    775,424

11.  PURCHASE OF MINORITY INTEREST

     In June 2004, the Company completed the purchase of Farmland Industries 8% ownership position in Land O'Lakes Farmland Feed LLC, which gave Land O'Lakes 100% ownership of the entity. The Company paid $12.2 million to purchase the minority interest. As a result of this acquisition, a minority interest of $55 million for this joint venture was eliminated from the consolidated balance sheet. Effective as of October 21, 2004, Land O'Lakes Farmland Feed LLC was renamed Land O'Lakes Purina Feed LLC.

12.  OTHER COMPREHENSIVE INCOME

                                                  2004      2003       2002
                                                -------   --------   -------
Net earnings ................................   $21,433   $ 81,994   $96,372
Minimum pension liability adjustment
   (net of income taxes of $4,698 in 2004,
   $40,645 in 2003 and $629 in 2002) ........    (7,402)   (65,617)   (1,016)
Change in fair value of securities ..........      (521)     1,062      (908)
Foreign currency translation adjustment .....      (184)      (508)      305
                                                -------   --------   -------
Total comprehensive income ..................   $13,326   $ 16,931   $94,753
                                                =======   ========   =======

     The minimum pension liability adjustment for 2004, 2003 and 2002 reflects $(8.6) million, $(60.9) million and $(1.0) million, respectively, for Land O'Lakes defined benefit pension plans and $1.2 million, $(4.7) million and $0, respectively, for the Company's portion of the minimum pension liability adjustment for its joint venture in Agriliance LLC.

     The components of accumulated other comprehensive loss at December 31 are as follows:

                                                             2004       2003
                                                           --------   --------
Minimum pension liability, net of income taxes .........   $(74,035)  $(66,633)
Change in fair value of securities .....................        559      1,080
Foreign currency translation adjustment ................       (316)      (132)
                                                           --------   --------
Accumulated other comprehensive loss ...................   $(73,792)  $(65,685)
                                                           ========   ========

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following tables provide information on the carrying amount, notional amount and fair value of financial instruments, including derivative financial instruments. The Company believes it is not practical to estimate the fair value of investments in other cooperatives due to the excessive cost involved as there is no established market for these investments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and short-term investments, receivables, accounts payable and notes and short-term obligations, approximate fair value due to the short-term maturity of the instruments. The carrying value of LIBOR-based debt, including the revolving credit facility and Term B loan, also approximates fair market value since the interest rate automatically adjusts every one to three months and credit spreads are assumed not to have changed materially since the facilities were established. The fair value of fixed rate long-term debt was established through a present value calculation based on available information on prevailing market interest rates for similar securities on the respective reporting dates and is summarized at December 31 as follows:

                                              2004                  2003
                                      -------------------   -------------------
                                      CARRYING     FAIR     CARRYING     FAIR
                                       AMOUNT      VALUE     AMOUNT      VALUE
                                      --------   --------   --------   --------
Senior unsecured notes due 2011 ...   $350,000   $348,406   $350,000   $295,820
Senior secured notes due 2010 .....    175,000    191,329    175,000    177,048
MoArk fixed rate debt .............     50,943     51,986     46,950     46,950
Capital Securities of Trust
   Subsidiary due 2028 ............    190,700     78,957    190,700     68,026

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

                                           2004                 2003
                                    ------------------   ------------------
                                    NOTIONAL     FAIR    NOTIONAL     FAIR
                                     AMOUNT     VALUE     AMOUNT     VALUE
                                    --------   -------   --------   -------
Derivative financial instruments:
   Commodity futures contracts
      Commitments to purchase ...   $147,965   $(3,790)  $165,320   $13,389
      Commitments to sell .......    (62,224)   (4,171)   (72,323)   (1,191)

14.  INCOME TAXES

     The components of the income tax provision are summarized as follows:

                                                 2004      2003      2002
                                               -------   -------   -------
Current expense
   Federal .................................   $ 5,071   $ 7,999   $11,662
   State ...................................     1,310     1,029     1,551
                                               -------   -------   -------
                                                 6,381     9,028    13,213
Deferred expense (benefit) .................
Federal ....................................    (4,368)    9,279    (7,839)
State ......................................      (609)    2,396      (972)
                                               -------   -------   -------
                                                (4,977)   11,675    (8,811)
                                               -------   -------   -------
Income tax expense .........................   $ 1,404   $20,703   $ 4,402
                                               =======   =======   =======

     The effective tax rate differs from the statutory rate primarily as a result of the following:

                                                2004    2003    2002
                                               -----   -----   -----
Statutory rate .............................    35.0%   35.0%   35.0%
Patronage refunds ..........................   (28.0)  (13.0)  (29.7)
State income tax, net of federal benefit ...     1.5     2.1     0.3
Amortization of goodwill ...................     1.6     0.3     0.4
Effect of foreign operations ...............    (4.0)   (1.4)   (3.5)
Disposal of investment .....................    (4.2)     --      --
Additional taxes provided (benefited) ......     0.9    (5.0)    0.1
Meals and entertainment ....................     3.3     1.3     1.2
Tax credits ................................    (2.9)   (0.6)     --
Other, net .................................     1.5     0.5     0.1
                                               -----   -----   -----
Effective tax rate .........................     4.7%   19.2%    3.9%
                                               =====   =====   =====

     The significant components of the deferred tax assets and liabilities at December 31 are as follows:

                                                 2004       2003
                                               --------   --------
Deferred tax assets related to:
   Deferred patronage ......................   $ 31,889   $ 44,074
   Accrued expenses ........................     67,389     65,729
   Allowance for doubtful accounts .........      6,125      7,246
   Inventories .............................      3,673         --
   Asset impairments .......................     16,039      4,038
   Joint ventures ..........................     20,553     15,041
   Net operating loss carryforwards ........     32,178     15,641
   Deferred tax credits ....................      6,773      6,796
                                               --------   --------
Total deferred tax assets ..................    184,619    158,565
                                               --------   --------
Deferred tax liabilities related to:
   Property, plant and equipment ...........    101,022     80,190
   Inventories .............................         --     13,191
   Intangibles .............................     26,643      6,786
   Deferred revenue ........................     17,265     20,693
   Other, net ..............................      2,123      3,493
                                               --------   --------
   Total deferred tax liabilities ..........    147,053    124,353
                                               --------   --------
Net deferred tax assets ....................   $ 37,566   $ 34,212
                                               ========   ========

     SFAS No. 109 "Accounting for Income Taxes" requires consideration of a valuation allowance if it is "more likely than not" that benefits of deferred tax assets will not be realized. The Company has determined, based on prior earnings history, reversal of deferred liabilities and anticipated earnings, that no valuation allowance is necessary.

     Income taxes paid (recovered) in 2004, 2003 and 2002 were $11.1 million, $(6.6) million and $(21.7) million, respectively.

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

     OBLIGATION AND FUNDED STATUS AT DECEMBER 31


                                                                     PENSION BENEFITS
                                                        -----------------------------------------            OTHER
                                                          QUALIFIED PLAN      NON-QUALIFIED PLANS   POSTRETIREMENT BENEFITS
                                                        -------------------   -------------------   -----------------------
                                                          2004       2003       2004       2003         2004       2003
                                                        --------   --------   --------   --------     --------   --------
Change in benefit obligation:
   Benefit obligation at beginning of year ..........   $415,398   $351,823   $ 47,732   $ 42,068     $ 67,924   $ 60,923
   Service cost .....................................     16,957     16,209        154        377          804        803
   Interest cost ....................................     24,627     24,253      2,745      2,916        4,079      4,353
   Plan participants' contributions .................         --         --         --         --        2,043      1,586
   Plan amendments ..................................     (3,309)        --       (199)        --           --         --
   Actuarial loss (gain) ............................      5,584     41,167     (1,329)     4,476        4,481      8,150
   Benefits paid ....................................    (18,620)   (18,054)    (2,437)    (2,105)      (8,137)    (7,891)
                                                        --------   --------   --------   --------     --------   --------
   Benefit obligation at end of year ................   $440,637   $415,398   $ 46,666   $ 47,732     $ 71,194   $ 67,924
                                                        ========   ========   ========   ========     ========   ========
Change in plan assets:
   Fair value of plan assets at beginning of year ...   $361,265   $334,137   $     --   $     --     $     --   $     --
   Actual gain  on plan assets ......................     37,745     45,182         --         --           --         --
   Company contributions ............................     10,000         --      2,437      2,105        6,094      6,305
   Plan participants' contributions .................         --         --         --         --        2,043      1,586
   Benefits paid ....................................    (18,620)   (18,054)    (2,437)    (2,105)      (8,137)    (7,891)
                                                        --------   --------   --------   --------     --------   --------
   Fair value of plan assets at end of year .........   $390,390   $361,265   $     --   $     --     $     --   $     --
                                                        ========   ========   ========   ========     ========   ========
   Funded status ....................................   $(50,247)  $(54,133)  $(46,666)  $(47,732)    $(71,194)  $(67,924)
   Unrecognized net actuarial loss ..................    130,200    135,129      8,738     10,486       37,062     34,926
   Unrecognized prior service cost ..................        182      4,652     (2,539)    (2,778)       2,394      2,660
   Unrecognized transition obligation ...............         --         --         --         --        5,143      5,786
                                                        --------   --------   --------   --------     --------   --------
   Net amount recognized ............................   $ 80,135   $ 85,648   $(40,467)  $(40,024)    $(26,595)  $(24,552)
                                                        ========   ========   ========   ========     ========   ========
Amounts recognized in consolidated balance
   sheets consist of:
   Accrued benefit liability ........................   $(28,798)  $(15,909)  $(45,934)  $(43,361)    $(26,595)  $(24,552)
   Intangible asset .................................        182      4,652         --         --           --         --
   Accumulated other comprehensive loss
      before income taxes ...........................    108,751     96,905      5,467      3,337           --         --
                                                        --------   --------   --------   --------     --------   --------
   Net amount recognized ............................   $ 80,135   $ 85,648   $(40,467)  $(40,024)    $(26,595)  $(24,552)
                                                        ========   ========   ========   ========     ========   ========

     The accumulated benefit obligation for the Company's qualified, defined benefit pension plan was $419.2 million and $377.2 million at December 31, 2004 and 2003, respectively. The accumulated benefit obligation for the Company's non-qualified, defined benefit pension plans was $45.9 million and $42.2 million at December 31, 2004 and 2003, respectively.

     Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31 is as follows:

                                                 PENSION BENEFITS
                                    -----------------------------------------
                                       QUALIFIED PLAN     NON-QUALIFIED PLANS
                                    -------------------   -------------------
                                      2004        2003       2004      2003
                                    --------   --------    -------   -------
Projected benefit obligation.....   $440,637   $415,398    $46,666   $47,732
Accumulated benefit obligation...    419,188    377,175     45,934    42,235
Fair value of plan assets........    390,390    361,265         --        --

     Components of net periodic benefit cost are as follows:

                                                  PENSION BENEFITS          OTHER POSTRETIREMENT BENEFITS
                                           ------------------------------   -----------------------------
                                             2004       2003       2002         2004     2003     2002
                                           --------   --------   --------      ------   ------   ------
Service cost............................   $ 17,111   $ 16,586   $ 11,903      $  804   $  803   $  802
Interest cost...........................     27,372     27,169     26,347       4,079    4,353    4,048
Expected return on assets...............    (32,736)   (32,806)   (30,301)         --       --       --
Amortization of actuarial loss..........      5,923      1,771        905       2,346    2,169    1,615
Amortization of prior service cost......        723        844        848         266      266      266
Amortization of transition obligation...         --         --         --         643      643      643
                                           --------   --------   --------      ------   ------   ------
Net periodic benefit cost...............   $ 18,393   $ 13,564   $  9,702      $8,138   $8,234   $7,374
                                           ========   ========   ========      ======   ======   ======

     ADDITIONAL INFORMATION

                                                                         PENSION BENEFITS
                                                               ------------------------------------
                                                                                     NON-QUALIFIED
                                                                 QUALIFIED PLAN          PLANS
                                                               ------------------   ---------------
                                                                 2004      2003      2004     2003
                                                               -------   --------   ------   ------
(Decrease) increase in intangible asset.....................   $(4,470)  $  4,652   $   --   $   --
Increase in additional minimum liability....................     7,376    101,557    2,130    1,692
                                                               -------   --------   ------   ------
Increase in other comprehensive loss, before income taxes...   $11,846   $ 96,905   $2,130   $1,692
                                                               =======   ========   ======   ======

     Weighted-average assumptions used to determine benefit obligations at December 31:

                                                                     OTHER
                                                                POSTRETIREMENT
                                             PENSION BENEFITS      BENEFITS
                                             ----------------   --------------
                                                2004   2003      2004   2003
                                                ----   ----      ----   ----
Discount rate.............................      6.00%  6.25%     6.00%  6.25%
Rate of long-term return on plan assets...      8.50%  8.50%      N/A    N/A
Rate of compensation increase.............      4.25%  4.25%      N/A    N/A

     Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

                                                                        OTHER
                                                                    POSTRETIREMENT
                                              PENSION BENEFITS         BENEFITS
                                             ------------------   ------------------
                                             2004   2003   2002   2004   2003   2002
                                             ----   ----   ----   ----   ----   ----
Discount rate.............................   6.25%  7.00%  7.25%  6.25%  7.00%  7.25%
Rate of long-term return on plan assets...   8.50%  8.50%  9.50%   N/A    N/A    N/A
Rate of compensation increase.............   4.25%  4.25%  4.75%   N/A    N/A    N/A

     The Company employs a building block approach in determining the long-term rate of return for the assets in the qualified, defined benefit pension plan. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. Diversification and rebalancing of the plan assets are properly considered as part of establishing the long-term portfolio return. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

     Assumed health care cost trend rates at December 31:

                                                                               2004   2003
                                                                              -----   ----
Health care cost trend rate assumed for next year..........................   10.00%  9.00%
Rate of which the cost trend is assumed to decline (ultimate trend rate)...    5.50%  5.50%
Year that rate reaches ultimate trend rate.................................    2010   2008

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rate at December 31, 2004 would have the following effects:

                                                  1-PERCENTAGE   1-PERCENTAGE
                                                      POINT          POINT
                                                    INCREASE       DECREASE
                                                  ------------   ------------
Effect on total of service and interest cost...      $  256        $  (242)
Effect on postretirement benefit obligation....      $4,268        $(4,026)

     PLAN ASSETS

     The Company's qualified, defined benefit pension plan weighted-average asset allocations at December 31, 2004 and December 31, 2003, by asset category, are as follows:

                                       2004   2003   TARGET
                                       ----   ----   ------
Asset category
U.S. equity securities..............    55%    60%     55%
International equity securities.....    10%    10%     10%
Fixed income securities and bonds...    35%    30%     35%
                                       ---    ---     ---
Total...............................   100%   100%    100%
                                       ===    ===     ===

     The Company has a Statement of Pension Investment Policies and Objectives ("the Statement") that guides the retirement plan committee in its mission to effectively monitor and supervise the pension plan assets. Two general investment goals are reflected in the Statement: 1) the investment program for the pension plan should provide returns which improve the funded status of the plan over time and reduce the Company's pension costs; and 2) the Company expects to receive above-average performance from the pension portfolio's managers in exchange for the fees paid to them. As a result, the total fund's annualized return before fees should, over a five year horizon, exceed the annualized, weighted total rate of return of the following customized index by 1 percentage point: S&P 500 (weighted 55%), EAFE Index (weighted 10%) and Lehman Bros. Aggregate Bond Index (weighted 35%) and rank in the top 35 percent on the Hewitt Associates' pension fund universe.

     CASH FLOW

     The Company expects to contribute $12.5 million to its defined benefit pension plans and $5.9 million to its other postretirement benefit plans in 2005.

     The benefits anticipated to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

                 QUALIFIED    NON-QUALIFIED   OTHER POSTRETIREMENT   HEALTH CARE SUBSIDY
               PENSION PLAN   PENSION PLANS         BENEFITS               RECEIPTS
               ------------   -------------   --------------------   -------------------
2005........     $ 20,000        $ 2,500             $ 8,400               $    --
2006........       21,000          2,600               8,700                (1,200)
2007........       21,000          2,800               9,100                (1,200)
2008........       22,000          2,900               9,400                (1,200)
2009........       24,000          3,100               9,800                (1,200)
2010-2014...      145,000         17,200              54,800                (5,700)


     OTHER BENEFIT PLANS

     Certain eligible employees are covered by defined contribution plans. The expense for these plans was $14.2 million, $12.7 million, and $14.6 million for 2004, 2003 and 2002, respectively.

16.  EQUITIES

     The authorized capital stock at December 31, 2004 consists of 2,000 shares of Class A Common, $1,000 par value; 50,000 shares of Class B Common, $1 par value; 500 shares of nonvoting Class C Common, $1,000 par value; 10,000 shares of nonvoting Class D Common, $1 par value; and 1,000,000 shares of nonvoting, 8% non-cumulative Preferred, $10 par value.

     The following details the activity in membership shares during the three years ended December 31, 2004:

                                         NUMBER OF SHARES
                             ---------------------------------------
                                        COMMON
                             ---------------------------
                               A       B      C      D     PREFERRED
                             -----   -----   ---   -----   ---------
December 31, 2001 ........   1,172   5,867   200   1,438    92,569
   New Members ...........       3     321     2     137        --
   Redemptions ...........     (48)   (981)   (8)   (470)   (6,289)
                             -----   -----   ---   -----    ------
December 31, 2002 ........   1,127   5,207   194   1,105    86,280
   New Members ...........       3     247    --     156        --
   Redemptions ...........     (36)   (540)   (4)   (119)   (2,762)
                             -----   -----   ---   -----    ------
December 31, 2003 ........   1,094   4,914   190   1,142    83,518
   New Members ...........       1     188     1     141        --
   Redemptions ...........     (38)   (758)   (8)   (165)   (2,130)
                             -----   -----   ---   -----    ------
December 31, 2004 ........   1,057   4,344   183   1,118    81,388
                             =====   =====   ===   =====    ======

     Allocated patronage to members of $23.6 million, $40.0 million and $96.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, is based on earnings in specific patronage or product categories and in proportion to the business each member does within each category. For 2004, the $23.6 million of allocated patronage consists of $55.4 million of patronage refunds from operations and $(31.8) million of patronage losses related to loss on impairment of investment.

     The allocation to retained earnings of $(4.1) million in 2004, $42.3 million in 2003 and $12.6 million in 2002 represents (losses) or earnings generated by non-member businesses plus amounts under the retained earnings program as provided in the bylaws of the Company.

17.  RESTRUCTURING AND IMPAIRMENT CHARGES

     A summary of restructuring and impairment charges is as follows:

                              2004     2003      2002
                             ------   ------   -------
Restructuring charges.....   $2,441   $3,532   $13,173
Impairment charges........    5,374    2,810    18,239
                             ------   ------   -------
Total restructuring and
   impairment charges.....   $7,815   $6,342   $31,412
                             ======   ======   =======

     RESTRUCTURING CHARGES

     In 2004, the Company had restructuring charges of $2.4 million. Feed recorded a $2.9 million restructuring charge, which represented severance costs for 100 employees due to the downsizing of operations. Dairy Foods had a reversal of $0.5 million related to prior year restructuring charges for the closure of the Volga, SD cheese facility. The balance remaining to be paid at December 31, 2004 for employee severance and outplacement costs was $3.8 million.

     In 2003, the Company recorded restructuring charges of $3.5 million. Of this amount, Dairy Foods recorded restructuring charges of $1.0 million, which represented severance costs for 44 employees as a result of closing a facility in Perham, MN, and $1.6 million for severance related to the closure of a facility in Volga, SD. Feed recorded a restructuring charge of $0.6 million for severance costs related to closing feed plants, and Seed recorded a restructuring charge of $0.3 million for severance costs related to closing a facility. The balance remaining to be paid at December 31, 2003 for employee severance and outplacement costs was $4.2 million.

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

     IMPAIRMENT CHARGES

     In 2004, the Company incurred $5.4 million of impairment charges. This included a $1.5 million charge for goodwill impairment in Seed and impairments of $3.1 million in Feed, $0.6 million in Dairy Foods and $0.2 million in Other related to the write-down of certain assets to their estimated fair value.

     In 2003, the Company recorded impairment charges of $2.8 million. Impairment charges of $1.3 million in the Feed segment and $0.5 million in the Seed segment were recognized for write-downs of certain assets to their estimated value. The Company also recorded a goodwill impairment in the Seed segment for $1.0 million.

     In 2002, the Company recorded impairment charges of $18.2 million. In the Dairy Foods segment, the Company recorded a $15.1 million impairment charge, which was related primarily to the write-down of impaired plant assets held for sale to their estimated fair value. In the Feed segment, the Company recorded a $3.1 million impairment charge, which was primarily related to the write-down of impaired plant assets held for sale to their estimated fair value.

18.  DISCONTINUED OPERATIONS

     During the fourth quarter of 2004, the Company adopted a plan to divest of substantially all assets and liabilities related to its swine production operations, which were historically reported in the Swine segment. This transaction is expected to occur in the first half of 2005. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," certain components of this segment were classified as discontinued operations for all periods presented.

     Results from operations and balance sheet information included in discontinued operations are set forth in the table below. The balance sheet amounts at December 31 listed below are classified in the following categories on the consolidated financial statements: other current assets, other assets and accrued expenses, respectively. The Company has allocated interest to discontinued operations based on the debt that is expected to be paid as a result of the divestiture of these assets. Interest allocated to discontinued operations was $2.1 million in 2004, $1.9 million in 2003 and $2.3 million in 2002.

                                                 2004       2003      2002
                                               --------   -------   --------
Net sales...................................   $ 65,691   $56,918   $ 52,967

Loss from discontinued operations before
   income taxes.............................   $(10,955)  $(8,022)  $(21,591)
Income tax benefit..........................      4,208     3,100      8,204
                                               --------   -------   --------
Loss from discontinued operations, net of
   income tax benefit.......................   $ (6,747)  $(4,922)  $(13,387)
                                               ========   =======   ========

                                                      2004      2003
                                                    -------   -------
Current assets of discontinued operations........   $36,955   $32,240
Non-current assets of discontinued operations....        --    10,434
Current liabilities of discontinued operations...     6,725     4,971

19.  GAIN ON LEGAL SETTLEMENTS

     Gains on legal settlements were $5.4 million, $22.8 million, and $155.5 million in 2004, 2003 and 2002, respectively. The gains represent cash received from product suppliers against whom the Company alleged certain price-fixing claims.

20.  OTHER (INCOME) EXPENSE, NET

                                                      2004      2003      2002
                                                    -------   -------   -------
Gain on divestiture of businesses................   $(1,438)  $  (684)  $(5,147)
Gain (loss) on sale of investments...............      (623)     (877)      969
Gain on sale of intangibles......................        --      (550)   (4,184)
Loss on extinguishment of debt...................        --       525        --
                                                    -------   -------   -------
Total other (income) expense, net................   $(2,061)  $(1,586)  $(8,362)
                                                    =======   =======   =======

     During 2004, Land O'Lakes divested of a Dairy Foods business for $7.5 million in cash, which resulted in a gain of $1.5 million. The Company also divested of a Seed business for $5.6 million in cash, which resulted in a loss of $0.1 million. In 2003, the divestiture of a powdered cocoa business in Dairy Foods for $1.4 million in cash resulted in a gain of $1.4 million, which was partially offset by a $0.7 million loss on a divestiture of a Feed business in Taiwan, for which the Company received $0.4 million. The Company recorded $22.4 million in proceeds and $5.1 million in gains on divestiture of businesses in 2002, which was mostly made up of a seed coating business in Idaho and a seed inoculation business in Brazil.

     In 2004, the Company recorded gains of $0.6 million on the sale of investments in the Feed segment. In 2003, the Company recorded a $0.9 million gain on sale of an investment in a swine joint venture within the Feed segment. In 2002, the Company recorded a loss of $0.9 million, which was primarily due to the sale of an investment in the Feed segment.

     In 2003, the Company recorded a $0.6 million gain on the sale of a customer list relating to the divestiture of a joint venture in Taiwan. In 2002, the Company recorded a $4.2 million gain on the sale of a customer list pertaining to the feed phosphate distribution business.

     In 2003, a prepayment penalty on the Term B loan resulted in a loss of $0.5 million.

21.  COMMITMENTS AND CONTINGENCIES

     The Company leases various equipment and real properties under long-term operating leases. Total rental expense was $51.5 million in 2004, $51.7 million in 2003 and $44.4 million in 2002. Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

     Minimum lease commitments under non-cancelable operating leases at December 31, 2004 total $110.8 million, which was composed of $32.9 million for 2005, $27.0 million for 2006, $19.5 million for 2007, $14.8 million for 2008, $8.9 million for 2009 and $7.7 million for later years.

     At December 31, 2004, the Company had $100.9 million in obligations under capital lease, which represents the present value of the future minimum lease payments for the leases of CPI and MoArk. CPI leases the real property and certain equipment relating to its cheese manufacturing and whey processing plant in Tulare, CA. CPI has a lease balance of $90.4 million at December 31, 2004. MoArk leases machinery, building and equipment at various locations. MoArk's lease balance at December 31, 2004 was $10.5 million.

     Minimum commitments under obligations under capital leases at December 31, 2004 total $100.9 million, which was composed of $10.4 million for 2005, $10.5 million for 2006, $10.5 million for 2007, $10.3 million for 2008, $10.1 million for 2009 and $49.1 million for later years.

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

     On February 24, 2004, Cache La Poudre Feeds, LLC ("Cache") filed a lawsuit in the United States District Court for the District of Colorado against the Company, Land O'Lakes Farmland Feed LLC and certain named officers thereof claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. Cache seeks damages of at least $132.8 million, which, it claims, is the amount the named entities generated in gains, profits and advantages from using the Profile trade name. In response to Cache's complaint, the Company denied any wrongdoing and pursued certain counterclaims against Cache relating to, among other things, trademark infringement and other claims against Cache for, among other things, defamation and libel. In addition, the Company believes that Cache's calculation of the Company's gains, profits and advantages allegedly generated from the use of the Profile trade name is grossly overstated. The Company believes that sales revenue generated from the sale of products carrying the Profile trade name are immaterial. Although the amount of any loss that may result from this matter cannot be ascertained with certainty, management does not currently believe that it will result in a loss material to the Company's consolidated financial condition, future results of operations or cash flow.

     Since July 2003, several lawsuits have been filed against the Company by Ohio alpaca producers, in which it is alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers' alpacas. It is possible that additional lawsuits or claims relating to this matter could be brought against the Company. Although the amount of any loss that may result from these matters cannot be ascertained with certainty, management does not currently believe that, in the aggregate, they will result in losses material to the Company's consolidated financial condition, future results of operations or cash flow.

     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for clean-up costs in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the site and also demanded that the Company reimburse the EPA approximately $8.9 million for remediation expenses already incurred at the site. In March 2001, the Company responded to the EPA denying any responsibility. No further communication has been received from the EPA.

22.  SEGMENT INFORMATION

     The Company operates in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers.

     The Dairy Foods segment produces, markets and sells products such as butter, spreads, cheese and other dairy related products. Products are sold under well-recognized national brand names and trademarks including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under regional brand names such as New Yorker.

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

     The Layers segment consists of the Company's joint venture in MoArk, which was consolidated as of July 1, 2003. MoArk produces and markets shell eggs and egg products that are sold at retail and wholesale for consumer and commercial use throughout the United States.

          The Company allocates corporate administrative expense to all of its business segments, both directly and indirectly. Corporate staff functions that are able to determine actual services provided to each segment allocate expense on a direct and predetermined basis. All other corporate staff functions allocate expense indirectly based on each segment's percent of total invested capital. A majority of corporate administrative expense is allocated directly.

                                                                                                             OTHER/
                                                   DAIRY FOODS     FEED       SEED    AGRONOMY   LAYERS   ELIMINATIONS  CONSOLIDATED
                                                   -----------  ----------  --------  --------  --------  ------------  ------------
FOR THE YEAR ENDED DECEMBER 31, 2004
Net sales .......................................  $3,956,883   $2,626,577  $538,420  $     --  $541,318    $ 13,294     $7,676,492
Cost of sales(1) ................................   3,759,134    2,370,029   468,049        --   476,039       9,533      7,082,784
Selling, general and administrative .............     160,705      237,687    48,953    12,846    38,499       2,245        500,935
Restructuring and impairment charges ............          54        6,040     1,480        --        --         241          7,815
Interest expense, net ...........................      28,142       26,676     3,938     9,273    14,127         958         83,114
Loss (gain) on legal settlements ................         579       (5,546)       --        --      (448)         --         (5,415)
Other (income) expense, net .....................      (1,585)        (623)      146        --        --           1         (2,061)
Equity in (earnings) loss of affiliated
   companies ....................................      (6,614)      (2,007)       --   (41,923)   (7,918)         50        (58,412)
Loss on impairment of investment ................          --           --        --    36,500        --          --         36,500
Minority interest in earnings (loss) of
   subsidiaries .................................          --        1,641         8        --        --          (1)         1,648
                                                   ----------   ----------  --------  --------  --------    --------     ----------
Earnings (loss) before income taxes and
   discontinued operations ......................  $   16,468   $   (7,320) $ 15,846  $(16,696) $ 21,019    $    267     $   29,584
                                                   ==========   ==========  ========  ========  ========    ========     ==========

FOR THE YEAR ENDED DECEMBER 31, 2003
Net sales .......................................  $2,975,027   $2,467,207  $479,309  $     --  $317,829    $ 29,813     $6,269,185
Cost of sales(1) ................................   2,804,770    2,179,115   416,213        --   264,727      20,128      5,684,953
Selling, general and administrative .............     141,368      229,989    46,354    13,993    24,598       8,308        464,610
Restructuring and impairment charges ............       2,605        1,962     1,775        --        --          --          6,342
Interest expense net ............................      29,107       28,133     3,384     9,019     9,869       1,460         80,972
Gain on legal settlements .......................        (103)     (22,429)       --        --      (310)         --        (22,842)
Other (income) expense, net .....................      (1,384)        (727)       --        --        --         525         (1,586)
Equity in (earnings) loss of affiliated
   companies ....................................      (4,952)      (1,641)       --   (36,237)  (14,480)         61        (57,249)
Minority interest in earnings of
   subsidiaries .................................          --        6,366        --        --        --          --          6,366
                                                   ----------   ----------  --------  --------  --------    --------     ----------
Earnings (loss) before income taxes and
   discontinued operations ......................  $    3,616   $   46,439  $ 11,583  $ 13,225  $ 33,425    $   (669)    $  107,619
                                                   ==========   ==========  ========  ========  ========    ========     ==========
FOR THE YEAR ENDED DECEMBER 31, 2002
Net sales .......................................  $2,898,815   $2,444,668  $406,871  $     --  $     --    $ 39,214     $5,789,568
Cost of sales(1) ................................   2,743,668    2,155,342   353,852        --        --      30,805      5,283,667
Selling, general and administrative .............     156,016      235,835    44,272    18,885     2,120       9,408        466,536
Restructuring and impairment charges ............      19,647       11,765        --        --        --          --         31,412
Interest expense, net ...........................      20,136       36,427     4,318     9,469     4,509       1,518         76,377
Gain on legal settlements .......................      (3,166)    (152,378)       --        --        --          --       (155,544)
Other (income) expense, net .....................      (1,796)      (2,642)   (3,956)       --        --          32         (8,362)
Equity in loss (earnings) of affiliated
   companies ....................................         580       (1,560)       75   (26,598)    2,915         422        (24,166)
Minority interest in (loss) earnings of
   subsidiaries .................................         (21)       5,380        19        --        --         109          5,487
                                                   ----------   ----------  --------  --------  --------    --------     ----------
Earnings (loss) before income taxes and
   discontinued operations ......................  $  (36,249)  $  156,499  $  8,291  $ (1,756) $ (9,544)   $ (3,080)    $  114,161
                                                   ==========   ==========  ========  ========  ========    ========     ==========

   2004
Total assets ....................................  $  976,788   $  890,304  $398,924  $391,532  $276,859    $265,375     $3,199,782
Depreciation and amortization ...................      39,551       38,544     2,546     6,101    10,825      15,272        112,839
Capital expenditures ............................      53,130       26,342     1,571        --     8,878       6,178         96,099

   2003
Total assets ....................................  $  939,610   $  945,497  $423,927  $423,341  $315,555    $325,199     $3,373,129
Depreciation and amortization ...................      42,958       44,895     2,156     6,101     6,326      16,800        119,236
Capital expenditures ............................      28,220       24,049       542        --     3,769      15,071         71,651

   2002
Total assets ....................................  $  922,606   $1,087,432  $436,679  $426,696  $ 58,332    $289,526     $3,221,271
Depreciation and amortization ...................      36,831       46,555     3,023     6,090       873      11,598        104,970
Capital expenditures ............................      32,347       26,047       573        --        --      25,865         84,832
                                                   ----------   ----------  --------  --------  --------    --------     ----------

(1) Cost of sales includes unrealized hedging
   (gains) losses of:
2004 ............................................  $    2,601   $   13,551  $  2,992  $     --  $  1,106    $     --     $   20,250
2003 ............................................      (3,035)     (11,802)   (2,645)       --        --          --        (17,482)
2002 ............................................         394         (154)   (2,265)       --        --          --         (2,025)

23.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                              FIRST       SECOND        THIRD       FOURTH
                             QUARTER      QUARTER      QUARTER      QUARTER     FULL YEAR
                           ----------   ----------   ----------   ----------   ----------
2004
Net sales ..............   $2,005,764   $1,993,016   $1,780,495   $1,897,217   $7,676,492
Gross profit ...........      199,786      113,359       93,308      187,255      593,708
Net (loss) earnings ....       45,125       16,744      (29,884)     (10,552)      21,433

                              FIRST       SECOND        THIRD       FOURTH
                             QUARTER      QUARTER      QUARTER      QUARTER     FULL YEAR
                           ----------   ----------   ----------   ----------   ----------
2003
Net sales ..............   $1,437,418   $1,385,399   $1,567,271   $1,879,097   $6,269,185
Gross profit ...........      127,606      125,198      133,200      198,228      584,232
Net (loss) earnings ....         (381)      44,933       (1,633)      39,075       81,994

24.  RELATED PARTY TRANSACTIONS

     The Company has a 50% voting interest in Melrose Dairy Proteins, LLC, a joint venture with Dairy Farmers of America, formed in April 2001. For the years ended December 31, 2004, 2003 and 2002, the Company purchased $19.7 million, $15.1 million and $18.6 million, respectively, in product from the venture and sold $121.0 million, $95.2 million and $96.1 million, respectively, in product to the venture.

     The Company has a 50% voting interest in Agriliance LLC, a joint venture with CHS Inc., formed in July 2000. For the years ended December 31, 2004, 2003 and 2002, the Company sold services to the venture of $10.7 million, $9.2 million and $8.3 million, respectively.

25.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows:

                                   BALANCE AT
                                    BEGINNING   CHARGES TO               BALANCE AT
           DESCRIPTION               OF YEAR      EXPENSE    OTHER(a)   END OF YEAR
           -----------             ----------   ----------   --------   -----------
Year ended December 31, 2004 ...     $19,544      $2,351     $(6,357)     $15,538
Year ended December 31, 2003 ...      18,255       5,214      (3,925)      19,544
Year ended December 31, 2002 ...      22,954       5,094      (9,793)      18,255

----------
(a) Includes accounts written-off, recoveries, acquisitions, and the impact of consolidations.

26.  SUBSEQUENT EVENT

     On February 25, 2005, the Company completed the sale of substantially all of the assets related to the swine production operations to Maschhoff West LLC.

27.  CONSOLIDATING FINANCIAL INFORMATION

     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly-owned and majority-owned subsidiaries and limited liability companies (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

     In June 2004, the Company completed the purchase of Farmland Industries 8% ownership position in Land O'Lakes Farmland Feed LLC, which gave Land O'Lakes 100% ownership of the entity (Effective as of October 21, 2004, Land O'Lakes Farmland Feed LLC was renamed Land O' Lakes Purina Feed LLC.). Accordingly, the Land O'Lakes Purina Feed LLC financial information, except for its majority-owned subsidiaries which are excluded from the guarantee, has been combined with the wholly-owned consolidated guarantors in the following supplemental financial information as of and for the year ended December 31, 2004.

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

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2004

                                                          LAND          WHOLLY-
                                                     O'LAKES, INC.       OWNED
                                                         PARENT      CONSOLIDATED   NON-GUARANTOR
                                                        COMPANY       GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     -------------   ------------   -------------   ------------   ------------
                        ASSETS

Current assets:
   Cash and short-term investments ...............    $   65,129       $(16,643)       $ 24,650     $        --     $   73,136
   Restricted cash ...............................        20,338             --              --              --         20,338
   Receivables, net ..............................       380,149        259,080         109,984        (190,372)       558,841
   Inventories ...................................       247,609        154,571          51,835              --        454,015
   Prepaid expenses ..............................       270,717          6,835           6,932              --        284,484
   Other current assets ..........................        57,897         11,226           4,437              --         73,560
                                                      ----------       --------        --------     -----------     ----------
      Total current assets .......................     1,041,839        415,069         197,838        (190,372)     1,464,374

Investments ......................................     1,283,735         17,254           9,651        (840,090)       470,550
Property, plant and equipment, net ...............       213,786        235,286         160,940              --        610,012
Property under capital lease, net ................            15             --         100,164              --        100,179
Goodwill, net ....................................       184,323         83,098          64,161              --        331,582
Other intangibles ................................         2,484         93,373           3,159              --         99,016
Other assets .....................................        46,607         33,943          52,094          (8,575)       124,069
                                                      ----------       --------        --------     -----------     ----------
      Total assets ...............................    $2,772,789       $878,023        $588,007     $(1,039,037)    $3,199,782
                                                      ==========       ========        ========     ===========     ==========

               LIABILITIES AND EQUITIES

Current liabilities:
   Notes and short-term obligations ..............    $   90,944       $    990        $ 94,827     $  (135,008)    $   51,753
   Current portion of long-term debt .............         3,457         38,263           7,165         (38,205)        10,680
   Current portion of obligations under
      capital lease ..............................            --             --          10,378              --         10,378
   Accounts payable ..............................       654,660        131,798          43,604         (16,734)       813,328
   Accrued expenses ..............................       156,062         53,903          18,470              --        228,435
   Patronage refunds and other member equities
      payable ....................................        22,245             72              --              --         22,317
                                                      ----------       --------        --------     -----------     ----------
      Total current liabilities ..................       927,368        225,026         174,444        (189,947)     1,136,891

Long-term debt ...................................       856,070          9,474          76,692          (9,000)       933,236
Obligations under capital lease ..................            --             --          90,524              --         90,524
Employee benefits and other liabilities ..........       134,447         28,289          12,141              --        174,877
Minority interests ...............................            --          3,192           6,158              --          9,350

Equities:
   Capital stock .................................         2,059        463,941         134,536        (598,477)         2,059
   Member equities ...............................       852,759             --              --              --        852,759
   Accumulated other comprehensive loss ..........       (73,792)          (500)             --             500        (73,792)
   Retained earnings .............................        73,878        148,601          93,512        (242,113)        73,878
                                                      ----------       --------        --------     -----------     ----------
      Total equities .............................       854,904        612,042         228,048        (840,090)       854,904
                                                      ----------       --------        --------     -----------     ----------
   Commitments and contingencies
      Total liabilities and equities .............    $2,772,789       $878,023        $588,007     $(1,039,037)    $3,199,782
                                                      ==========       ========        ========     ===========     ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                            LAND         WHOLLY-
                                                          O'LAKES,        OWNED          NON-
                                                        INC. PARENT   CONSOLIDATED     GUARANTOR
                                                          COMPANY      GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -----------   ------------   ------------   ------------   ------------
Net sales ...........................................   $3,917,339     $2,872,181      $886,972       $     --      $7,676,492
Cost of sales .......................................    3,657,032      2,608,479       817,273             --       7,082,784
                                                        ----------     ----------      --------       --------      ----------
Gross profit ........................................      260,307        263,702        69,699             --         593,708
Selling, general and administrative .................      208,829        246,751        45,355             --         500,935
Restructuring and impairment charges ................          105          7,710            --             --           7,815
                                                        ----------     ----------      --------       --------      ----------
Earnings from operations ............................       51,373          9,241        24,344             --          84,958
Interest expense (income), net ......................       77,150         (1,658)        7,622             --          83,114
Gain on legal settlements ...........................       (4,678)          (289)         (448)            --          (5,415)
Other expense(income), net ..........................          340         (2,401)           --             --          (2,061)
Equity in (earnings) loss of affiliated companies ...      (84,960)        (1,876)       (7,918)        36,342         (58,412)
Loss on impairment of investment ....................       36,500             --            --             --          36,500
Minority interest in earnings of subsidiaries .......          459            678           511             --           1,648
                                                        ----------     ----------      --------       --------      ----------
Earnings (loss) before income taxes and
   discontinued operations ..........................       26,562         14,787        24,577        (36,342)         29,584
Income tax (benefit) expense ........................       (1,618)            59         2,963             --           1,404
                                                        ----------     ----------      --------       --------      ----------
Net earnings (loss) from continuing operations ......       28,180         14,728        21,614        (36,342)         28,180
Loss from discontinued operations, net of
   income tax benefit ...............................       (6,747)            --            --             --          (6,747)
                                                        ----------     ----------      --------       --------      ----------
Net earnings(loss) ..................................   $   21,433     $   14,728      $ 21,614       $(36,342)     $   21,433
                                                        ==========     ==========      ========       ========      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                     LAND        WHOLLY-
                                                                   O'LAKES,       OWNED         NON-
                                                                 INC. PARENT  CONSOLIDATED   GUARANTOR
                                                                   COMPANY     GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                 -----------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ........................................   $  21,433     $ 14,728      $ 21,614      $(36,342)    $  21,433
   Loss from discontinued operations, net of income tax benefit       6,747           --            --            --         6,747
      Adjustments to reconcile net earnings (loss) to net cash
         provided by operating activities:
         Depreciation and amortization ........................      47,133       36,192        23,889            --       107,214
         Amortization of deferred financing costs .............       5,004           --           621            --         5,625
         Bad debt expense .....................................         696        1,191           464            --         2,351
         Proceeds from patronage revolvement received .........       6,043           --            --            --         6,043
         Non-cash patronage income ............................      (1,355)          --            --            --        (1,355)
         Deferred income tax expense ..........................      (4,977)          --            --            --        (4,977)
         (Increase) decrease in other assets ..................      22,543       (6,096)           (3)      (10,704)        5,740
         (Decrease) increase in other liabilities .............       1,977           --        (6,108)          632        (3,499)
         Restructuring and impairment charges .................      36,605        7,710            --            --        44,315
         (Gain) loss from divestitures of businesses ..........      (1,584)         146            --            --        (1,438)
         Equity in (earnings) loss of affiliated companies ....     (84,960)      (1,876)       (7,918)       36,342       (58,412)
         Minority interests ...................................         459          678           511            --         1,648
         Other ................................................      (2,131)        (623)        1,515            --        (1,239)
      Changes in current assets and liabilities, net of
         acquisitions and divestitures:
         Receivables ..........................................      (5,460)       2,312         9,616        31,118        37,586
         Inventories ..........................................      (4,352)      18,398         1,059            --        15,105
         Other current assets .................................     (29,328)      (6,025)         (799)           --       (36,152)
         Accounts payable .....................................     109,203      (38,061)        4,898        (3,662)       72,678
         Accrued expenses .....................................      (5,741)     (11,611)          263            --       (17,089)
                                                                  ---------     --------      --------      --------     ---------
Net cash provided by operating activities .....................     117,955       17,063        49,622        17,384       202,024

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment .................     (27,909)     (28,673)      (39,517)           --       (96,099)
   Acquisition of minority interest ...........................     (12,150)          --            --            --       (12,150)
   Payments for investments ...................................     (39,203)          --            --        38,500          (703)
   Net proceeds from divestitures of businesses ...............       7,500        5,568            --            --        13,068
   Proceeds from sale of investments ..........................          --        2,342            --            --         2,342
   Proceeds from sale of property, plant and equipment ........       8,483        1,716         1,791            --        11,990
   Dividends from investments in affiliated companies .........      47,100        1,784         9,562       (10,600)       47,846
   Increase in restricted cash ................................        (220)          --            --            --          (220)
   Other ......................................................         999          (71)          (68)           --           860
                                                                  ---------     --------      --------      --------     ---------
Net cash (used) provided by investing activities ..............     (15,400)     (17,334)      (28,232)       27,900       (33,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term debt .....................      28,418      (20,269)      (19,381)      (17,384)      (28,616)
   Proceeds from issuance of long-term debt ...................         404           80        16,932            --        17,416
   Principal payments on long-term debt .......................    (127,735)        (138)      (18,138)           --      (146,011)
   Principal payments on obligations under capital lease ......          --           --       (10,367)           --       (10,367)
   Payments for debt issuance costs ...........................      (4,323)          --            --            --        (4,323)
   Payments for redemption of member equities .................     (34,615)          --            --            --       (34,615)
   Other ......................................................         (52)        (252)       27,900       (27,900)         (303)
                                                                  ---------     --------      --------      --------     ---------
Net cash used by financing activities .........................    (137,903)     (20,579)       (3,054)      (45,284)     (206,820)
Net cash provided by discontinued operations ..................         724           --            --            --           724
                                                                  ---------     --------      --------      --------     ---------
Net (decrease) increase in cash ...............................     (34,624)     (20,850)       18,336            --       (37,138)
Cash and short-term investments at beginning of year ..........      99,753        4,207           314            --       110,274
                                                                  ---------     --------      --------      --------     ---------
Cash and short-term investments at end of year ................   $  65,129     $(16,643)     $ 24,650      $     --     $  73,136
                                                                  =========     ========      ========      ========     =========

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003

                                                  LAND         WHOLLY-      MAJORITY-
                                             O'LAKES, INC.      OWNED         OWNED         NON-
                                                 PARENT     CONSOLIDATED  CONSOLIDATED    GUARANTOR
                                                COMPANY      GUARANTORS    GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                             -------------  ------------  ------------  ------------  ------------  ------------
                   ASSETS
Current assets:
   Cash and short-term investments ........   $   99,753      $  4,207      $     --      $  6,314    $        --    $  110,274
   Restricted cash ........................       20,118            --            --            --             --        20,118
   Receivables, net .......................      367,529        82,097       194,002       120,064       (159,254)      604,438
   Inventories ............................      242,489        45,981       132,027        52,894             --       473,391
   Prepaid expenses .......................      223,953         3,053        10,975         4,850             --       242,923
   Other current assets ...................       64,164         2,318            --         5,720             --        72,110
                                              ----------      --------      --------      --------    -----------    ----------
      Total current assets ................    1,018,006       137,656       337,004       189,842       (159,254)    1,523,254

Investments ...............................    1,307,942           223        18,587        11,227       (834,527)      503,452
Property, plant and equipment, net ........      239,558        13,357       228,100       136,371             --       617,386
Property under capital lease, net .........           --            --            31       109,114             --       109,145
Goodwill ..................................      183,665         3,224       121,993        64,201             --       373,083
Other intangibles .........................        1,140         3,041        95,241         3,516             --       102,938
Other assets ..............................       76,167         4,464        26,483        56,036        (19,279)      143,871
                                              ----------      --------      --------      --------    -----------    ----------
      Total assets ........................   $2,826,478      $161,965      $827,439      $570,307    $(1,013,060)   $3,373,129
                                              ==========      ========      ========      ========    ===========    ==========
          LIABILITIES AND EQUITIES

Current liabilities:
   Notes and short-term obligations .......   $   62,802      $  2,927      $    165      $114,208    $   (99,399)   $   80,703
   Current portion of long-term debt ......        1,786        56,430            --         6,055        (56,430)        7,841
   Current portion of obligations under
      capital lease .......................           --            --            --        10,399             --        10,399
   Accounts payable .......................      546,496        59,621       110,238        38,706        (13,072)      741,989
   Accrued expenses .......................      149,479        23,740        38,824        18,207             --       230,250
   Patronage refunds and other member
      equities payable ....................       19,449            --            --            --             --        19,449
                                              ----------      --------      --------      --------    -----------    ----------
      Total current liabilities ...........      780,012       142,718       149,227       187,575       (168,901)    1,090,631

Long-term debt ............................      984,884         9,769            --        79,729         (9,000)    1,065,382
Obligations under capital lease ...........           --            --            14        99,636             --        99,650
Employee benefits and other liabilities ...      127,881         1,256        28,803        18,055           (632)      175,363
Minority interests ........................       54,337            --         2,561         5,841             --        62,739
Equities:
   Capital stock ..........................        2,125         1,216       502,506        95,745       (599,467)        2,125
   Member equities ........................      866,586            --            --            --             --       866,586
   Accumulated other comprehensive loss ...      (65,685)         (571)           --            --            571       (65,685)
   Retained earnings ......................       76,338         7,577       144,328        83,726       (235,631)       76,338
                                              ----------      --------      --------      --------    -----------    ----------
      Total equities ......................      879,364         8,222       646,834       179,471       (834,527)      879,364
                                              ----------      --------      --------      --------    -----------    ----------
Commitments and contingencies
      Total liabilities and equities ......   $2,826,478      $161,965      $827,439      $570,307    $(1,013,060)   $3,373,129
                                              ==========      ========      ========      ========    ===========    ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                   LAND         WHOLLY-      MAJORITY-
                                              O'LAKES, INC.      OWNED         OWNED         NON-
                                                  PARENT     CONSOLIDATED  CONSOLIDATED    GUARANTOR
                                                 COMPANY      GUARANTORS    GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                              -------------  ------------  ------------  ------------  ------------  ------------
Net sales ..................................   $3,143,894      $227,445     $2,349,658     $548,188      $     --     $6,269,185
Cost of sales ..............................    2,888,749       220,353      2,074,563      501,288            --      5,684,953
                                               ----------      --------     ----------     --------      --------     ----------
Gross profit ...............................      255,145         7,092        275,095       46,900            --        584,232
Selling, general and administrative ........      198,687        13,246        220,856       31,821            --        464,610
Restructuring and impairment charges .......        3,605           775          1,962           --            --          6,342
                                               ----------      --------     ----------     --------      --------     ----------
Earnings (loss) from operations ............       52,853        (6,929)        52,277       15,079            --        113,280
Interest expense (income), net .............       73,865         2,517           (941)       5,531            --         80,972
Gain on legal settlements ..................      (19,633)           --         (3,209)          --            --        (22,842)
Other income, net ..........................         (710)           --           (876)          --            --         (1,586)
Equity in (earnings) loss of affiliated
   companies ...............................     (110,570)           --         (1,421)     (10,179)       64,921        (57,249)
Minority interest in earnings (loss) of
   subsidiaries ............................        4,935            --             (8)       1,439            --          6,366
                                               ----------      --------     ----------     --------      --------     ----------
Earnings (loss) before income taxes and
   discontinued operations .................      104,966        (9,446)        58,732       18,288       (64,921)       107,619
Income tax (benefit) expense ...............       18,050        (2,935)            84        5,504            --         20,703
                                               ----------      --------     ----------     --------      --------     ----------
Net earnings (loss) from continuing
   operations ..............................       86,916        (6,511)        58,648       12,784       (64,921)        86,916
Loss from discontinued operations, net of
   income tax benefit ......................       (4,922)           --             --           --            --         (4,922)
                                               ----------      --------     ----------     --------      --------     ----------
Net earnings (loss) ........................   $   81,994      $ (6,511)    $   58,648     $ 12,784      $(64,921)    $   81,994
                                               ==========      ========     ==========     ========      ========     ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                      LAND        WHOLLY-      MAJORITY-
                                                    O'LAKES,       OWNED         OWNED
                                                  INC. PARENT  CONSOLIDATED  CONSOLIDATED  NON-GUARANTOR
                                                    COMPANY     GUARANTORS    GUARANTORS    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                  -----------  ------------  ------------  -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) .........................   $  81,994     $ (6,511)     $ 58,648      $ 12,784       $(64,921)    $  81,994
   Loss from discontinued operations net of
      income tax benefit .......................       4,922           --            --            --             --         4,922
   Adjustments to reconcile net earnings (loss)
      to net cash provided by operating
      activities:
      Depreciation and amortization ............      53,919        1,956        39,549        16,076             --       111,500
      Amortization of deferred financing
         costs .................................       7,092           --            --           644             --         7,736
      Bad debt expense .........................       1,875          134         1,889         1,316             --         5,214
      Proceeds from patronage revolvement
         received ..............................       5,000           --            --            --             --         5,000
      Non-cash patronage income ................      (3,578)          --            --            --             --        (3,578)
      Receivable from legal settlement .........      90,707           --         6,000            --             --        96,707
      Deferred income tax expense ..............      11,675           --            --            --             --        11,675
      (Increase) decrease in other assets ......      (8,955)       4,628         1,475         3,375          5,342         5,865
      (Decrease) increase in other
         liabilities ...........................      (1,081)         (77)        3,265        (3,691)          (632)       (2,216)
      Restructuring and impairment charges .....       3,605          775         1,962            --             --         6,342
      Gain from divestitures of businesses .....        (684)          --            --            --             --          (684)
      Equity in (earnings) loss of affiliated
         companies .............................    (110,570)          --        (1,421)      (10,179)        64,921       (57,249)
      Minority interests .......................       4,935           --            (8)        1,439             --         6,366
      Other ....................................     (11,249)          --          (876)           --             --       (12,125)
   Changes in current assets and liabilities,
      net of acquisitions and divestitures:
      Receivables ..............................      27,969      (34,801)      (55,601)      (12,843)        28,792       (46,484)
      Inventories ..............................     (14,813)      28,416       (23,534)       (4,383)            --       (14,314)
      Other current assets .....................     (58,632)       3,268        (3,350)        1,788             --       (56,926)
      Accounts payable .........................      57,583       (8,708)       (7,325)        1,357         (6,562)       36,345
      Accrued expenses .........................      21,396       22,266        (6,537)        2,050          5,225        44,400
                                                   ---------     --------      --------      --------       --------     ---------
Net cash provided by operating activities ......     163,110       11,346        14,136         9,733         32,165       230,490

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment        (33,654)        (871)      (24,068)      (13,058)            --       (71,651)
   Payments for investments ....................     (41,421)          --            --            --         31,374       (10,047)
   Net proceeds from divestitures of
      businesses ...............................       1,815           --            --            --             --         1,815
   Proceeds from sale of investments ...........          --           --         3,000            --             --         3,000
   Proceeds from sale of property, plant and
      equipment ................................      16,370           --         5,357            --             --        21,727
   Dividends from investments in affiliated
      companies ................................      29,420           --         1,956         5,980             --        37,356
   Increase in restricted cash .................     (20,118)          --            --            --             --       (20,118)
   Other .......................................       2,380           --         1,287            --             --         3,667
                                                   ---------     --------      --------      --------       --------     ---------
Net cash (used) provided by investing
   activities ..................................     (45,208)        (871)      (12,468)       (7,078)        31,374       (34,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term debt ......      60,600          109          (207)      (16,654)       (32,165)       11,683
   Proceeds from issuance of long-term debt ....     185,037           --            --            --             --       185,037
   Principal payments on long-term debt ........    (289,608)      (8,961)           --        (6,341)            --      (304,910)
   Principal payments on obligations under
      capital lease ............................          --           --            --        (9,590)            --        (9,590)
   Payments for debt issuance costs ............      (3,486)          --            --            --             --        (3,486)
   Payments for redemption of member equities     (24,380)          --            --            --             --       (24,380)
   Other .......................................        (688)          --            --        31,374        (31,374)         (688)
                                                   ---------     --------      --------      --------       --------     ---------
Net cash used by financing activities ..........     (72,525)      (8,852)         (207)       (1,211)       (63,539)     (146,334)
Net cash used by discontinued operations .......      (3,958)          --            --            --             --        (3,958)
                                                   ---------     --------      --------      --------       --------     ---------
Net increase in cash ...........................      41,419        1,623         1,461         1,444             --        45,947
Cash and short-term investments at beginning
   of year .....................................      58,334        2,584        (1,461)        4,870             --        64,327
                                                   ---------     --------      --------      --------       --------     ---------
Cash and short-term investments at end of
   year ........................................   $  99,753     $  4,207      $     --      $  6,314       $     --     $ 110,274
                                                   =========     ========      ========      ========       ========     =========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                      LAND         WHOLLY-      MAJORITY-
                                                 O'LAKES, INC.      OWNED         OWNED         NON-
                                                     PARENT     CONSOLIDATED  CONSOLIDATED   GUARANTOR
                                                    COMPANY      GUARANTORS    GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 -------------  ------------  ------------  ------------  ------------  ------------
Net sales .....................................   $3,065,031      $225,407     $2,376,716    $ 122,414      $     --    $ 5,789,568
Cost of sales .................................    2,846,400       206,517      2,096,814      133,936            --      5,283,667
                                                  ----------      --------     ----------    ---------      --------    -----------
Gross profit (loss) ...........................      218,631        18,890        279,902      (11,522)           --        505,901
Selling, general and administrative ...........      212,463        20,748        222,139       11,186            --        466,536
Restructuring and impairment charges ..........       19,784           362         11,266           --            --         31,412
                                                  ----------      --------     ----------    ---------      --------    -----------
(Loss) earnings from operations ...............      (13,616)       (2,220)        46,497      (22,708)           --          7,953
Interest expense (income), net ................       69,662         3,939          3,411         (635)           --         76,377
Gain on legal settlements .....................     (147,902)           --         (7,642)          --            --       (155,544)
Other (income) expense, net ...................       (3,270)       (3,932)        (2,621)       1,461            --         (8,362)
Equity in (earnings) loss of affiliated
   companies ..................................      (49,461)          247         (1,021)          --        26,069        (24,166)
Minority interest in earnings of
   subsidiaries ...............................        4,454            --            231          802            --          5,487
                                                  ----------      --------     ----------    ---------      --------    -----------
Earnings (loss) before income taxes and
   discontinued operations ....................      112,901        (2,474)        54,139      (24,336)      (26,069)       114,161
Income tax (benefit) expense ..................        3,142           911           (841)       1,190            --          4,402
                                                  ----------      --------     ----------    ---------      --------    -----------
Net earnings (loss) from continuing operations       109,759        (3,385)        54,980      (25,526)      (26,069)       109,759
Loss from discontinued operations, net of
   income tax benefit .........................      (13,387)           --             --           --            --        (13,387)
                                                  ----------      --------     ----------    ---------      --------    -----------
Net earnings (loss) ...........................   $   96,372      $ (3,385)    $   54,980    $ (25,526)     $(26,069)   $    96,372
                                                  ==========      ========     ==========    =========      ========    ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                   LAND         WHOLLY-     MAJORITY-
                                              O'LAKES, INC.      OWNED         OWNED
                                                  PARENT     CONSOLIDATED  CONSOLIDATED  NON-GUARANTOR
                                                 COMPANY      GUARANTORS    GUARANTORS    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                              -------------  ------------  ------------  -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) .....................     $ 96,372      $ (3,385)     $ 54,980      $(25,526)      $(26,069)     $ 96,372
   Loss from discontinued operations net
      of income tax benefit ................       13,387            --            --            --             --        13,387
   Adjustments to reconcile net earnings
      (loss) to net cash provided (used) by
      operating activities:
     Depreciation and amortization .........       51,430         3,693        43,879         2,905             --       101,907
     Amortization of deferred financing
        costs ..............................        3,063            --            --            --             --         3,063
     Bad debt expense ......................        1,894            --         3,200            --             --         5,094
     Proceeds from patronage revolvement
        received ...........................        2,061            --            --            --             --         2,061
     Non-cash patronage income .............       (1,921)           --            --            --             --        (1,921)
     Receivable from legal settlement ......      (90,707)           --        (6,000)           --             --       (96,707)
     Deferred income tax benefit ...........       (8,811)           --            --            --             --        (8,811)
     (Increase) decrease in other assets ...      (87,897)       (2,204)       (3,801)        5,823          2,236       (85,843)
     Increase (decrease) in other
        liabilities ........................        7,501          (601)       (9,377)          176             --        (2,301)
     Restructuring and impairment charges ..       19,784           362        11,266            --             --        31,412
     (Gain) loss on divestitures of
        businesses .........................       (2,676)       (3,932)           --         1,461             --        (5,147)
     Equity in (earnings) loss of
        affiliated companies ...............      (49,461)          247        (1,021)           --         26,069       (24,166)
     Minority interests ....................        4,454            --           231           802             --         5,487
     Other .................................        9,497           488        (2,281)       (7,777)            --           (73)
   Changes in current assets and
      liabilities, net of acquisitions and
      divestitures:
      Receivables ..........................       31,928         4,575       (11,509)       (4,901)       (35,136)      (15,043)
      Inventories ..........................       13,796       (18,791)       (1,055)       (2,526)            --        (8,576)
      Other current assets .................      (23,994)        4,683          (653)           40             --       (19,924)
      Accounts payable .....................       48,687         7,011         7,508           (38)        (6,434)       56,734
      Accrued expenses .....................        5,554        (4,978)      (13,323)        1,178         (5,225)      (16,794)
                                                 --------      --------      --------      --------       --------      --------
   Net cash provided (used) by operating
      activities ...........................       43,941       (12,832)       72,044       (28,383)       (44,559)       30,211

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
      equipment ............................      (51,559)       (1,176)      (25,995)       (6,102)            --       (84,832)
   Payments for investments ................      (22,311)           (6)           --          (300)         6,641       (15,976)
   Net proceeds from divestitures of
      businesses ...........................       15,787            --            --            --             --        15,787
   Proceeds from sale of investments .......       20,704         1,420         3,700           150             --        25,974
   Proceeds from sale of property, plant
      and equipment ........................       16,240           241         6,600            --             --        23,081
   Dividends from investments in
      affiliated companies .................       22,681            --         3,726            --             --        26,407
   Other ...................................        7,021            --           750            --             --         7,771
                                                 --------      --------      --------      --------       --------      --------
Net cash provided (used) by investing
   activities ..............................        8,563           479       (11,219)       (6,252)         6,641        (1,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in short-term debt      (62,960)        5,574        (4,572)        4,175         67,901        10,118
   Proceeds from issuance of long-term
      debt .................................        8,004           313            --            23         (2,283)        6,057
   Principal payments on long-term debt ....       (3,112)          (40)      (55,441)       (3,447)            --       (62,040)
   Payments for redemption of member
      equities .............................      (37,878)           --            --            --             --       (37,878)
   Other ...................................        1,372            --        (1,246)       27,702        (27,700)          128
                                                 --------      --------      --------      --------       --------      --------
Net cash (used) provided by financing
   activities ..............................      (94,574)        5,847       (61,259)       28,453         37,918       (83,615)
Net cash used by discontinued
   operations ..............................      (10,650)           --            --            --             --       (10,650)
                                                 --------      --------      --------      --------       --------      --------
Net decrease in cash .......................      (52,720)       (6,506)         (434)       (6,182)            --       (65,842)
Cash and short-term investments at
   beginning of year .......................      111,054         9,090        (1,027)       11,052             --       130,169
                                                 --------      --------      --------      --------       --------      --------
Cash and short-term investments at end of
   year ....................................     $ 58,334      $  2,584      $ (1,461)     $  4,870       $     --      $ 64,327
                                                 ========      ========      ========      ========       ========      ========

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members and Management
Moark, LLC and Subsidiaries
Chesterfield, Missouri

     We have audited the accompanying consolidated balance sheet of Moark, LLC and Subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, members' equity and cash flows for the year ended December 25, 2004 and the eleven months ended December 27, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moark, LLC and Subsidiaries as of December 25, 2004 and December 27, 2003, and the consolidated results of their operations and their cash flows the year ended December 25, 2004 and the eleven months ended December 27, 2003, in conformity with U.S. generally accepted accounting principles.


                                        /s/ MOORE STEPHENS FROST
                                        ----------------------------------------
                                        Certified Public Accountants

Little Rock, Arkansas
January 19, 2005

                           CONSOLIDATED BALANCE SHEET
                     DECEMBER 25, 2004 AND DECEMBER 27, 2003

                                                    DECEMBER 25,   DECEMBER 27,
                                                        2004           2003
                                                    ------------   ------------
                   ASSETS
Current assets
   Cash and cash equivalents ....................   $ 22,320,743   $  3,607,394
   Accounts receivable -- trade, less allowance
      for doubtful accounts of $1,940,087
      and $2,088,686, respectively ..............     40,346,090     59,998,841
   Inventories ..................................     34,222,987     39,285,698
   Refundable income taxes ......................        863,258             --
   Current portion of notes receivable ..........        141,425        258,224
   Prepaid expenses and other current assets ....      2,544,715      2,848,511
                                                    ------------   ------------
Total current assets ............................    100,439,218    105,998,668
                                                    ------------   ------------
Property, plant and equipment
   Land .........................................      7,535,468      8,157,855
   Land improvements ............................        843,783        837,324
   Buildings and leasehold improvements .........     41,325,207     43,375,647
   Machinery and equipment ......................     69,667,883     62,030,112
   Vehicles .....................................      8,049,240      7,942,765
   Furniture and fixtures .......................      1,193,818      1,186,762
   Construction in progress .....................      3,128,181      1,762,265
                                                    ------------   ------------
                                                     131,743,580    125,292,730
   Less accumulated depreciation ................    (39,900,358)   (30,368,066)
                                                    ------------   ------------
Net property, plant and equipment ...............     91,843,222     94,924,664
                                                    ------------   ------------
Investments, intangibles and other assets
   Notes receivable, less current portion .......      3,385,827      3,525,619
   Investment in affiliates .....................      7,358,051      9,001,694
   Assets held for sale .........................             --      4,940,846
   Other assets .................................        197,088        786,484
   Intangible assets -- finite-lived, net .......      2,507,976      2,785,804
   Goodwill .....................................     63,985,483     63,985,483
                                                    ------------   ------------
Total investments, intangibles and other assets..     77,434,425     85,025,930
                                                    ------------   ------------
Total assets ....................................   $269,716,865   $285,949,262
                                                    ============   ============

          LIABILITIES AND MEMBERS' EQUITY
Current liabilities
   Accounts payable .............................   $ 24,220,462   $ 31,132,383
   Accrued expenses and other current
      liabilities ...............................      9,168,514     10,591,205
   Income taxes payable .........................             --        580,224
   Current maturities of long-term debt and
      capital lease obligations .................      8,555,041      7,587,394
   Current deferred income taxes ................      2,144,000      2,200,000
                                                    ------------   ------------
Total current liabilities .......................     44,088,017     52,091,206
                                                    ------------   ------------
Long-term debt and capital lease obligations,
   less current maturities ......................     75,442,808     98,972,338
                                                    ------------   ------------
Deferred income taxes ...........................     15,500,000     17,725,000
                                                    ------------   ------------
Liabilities held for sale .......................             --        531,133
                                                    ------------   ------------
Members' equity .................................    134,686,040    116,629,585
                                                    ------------   ------------
Total liabilities and members' equity ...........   $269,716,865   $285,949,262
                                                    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MOARK, LLC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
           FOR THE YEAR ENDED DECEMBER 25, 2004 AND THE ELEVEN MONTHS
                             ENDED DECEMBER 27, 2003

                                                    DECEMBER 25,   DECEMBER 27,
                                                        2004           2003
                                                    ------------   ------------
Net sales .......................................   $549,648,703   $515,455,221
Cost of sales ...................................    484,864,691    446,665,872
                                                    ------------   ------------
Gross profit ....................................     64,784,012     68,789,349
Expenses
   General and administrative ...................     24,545,410     25,937,184
   Selling ......................................     11,067,885      9,794,678
                                                    ------------   ------------
Total expenses ..................................     35,613,295     35,731,862
                                                    ------------   ------------
Operating income ................................     29,170,717     33,057,487
Other income (expense)
   Interest expense .............................     (6,190,652)    (6,580,460)
   Interest and other income ....................      1,455,163      1,893,880
   Equity in earnings of affiliates .............      7,918,034     11,282,607
   Gain (loss) on sale of assets ................     (1,354,141)       553,903
                                                    ------------   ------------
Total other income (expense) ....................      1,828,404      7,149,930
                                                    ------------   ------------
Income before income taxes ......................     30,999,121     40,207,417
Income tax expense ..............................      2,342,666      4,054,164
                                                    ------------   ------------
Net income ......................................   $ 28,656,455   $ 36,153,253
                                                    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MOARK, LLC AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
           FOR THE YEAR ENDED DECEMBER 25, 2004 AND THE ELEVEN MONTHS
                            ENDED DECEMBER 27, 2003

                                                                      MEMBERS'
                                                                       EQUITY
                                                                   -------------
Balance -- February 2, 2003 ....................................   $ 89,076,332
   Net income ..................................................     36,153,253
   Distributions to members, net ...............................     (8,600,000)
                                                                   ------------
Balance -- December 27, 2003 ...................................    116,629,585
   Net income ..................................................     28,656,455
   Distributions to members ....................................    (10,600,000)
                                                                   ------------
Balance -- December 25, 2004 ...................................   $134,686,040
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MOARK, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 25, 2004 AND
                    THE ELEVEN MONTHS ENDED DECEMBER 27, 2003

                                                                                         DECEMBER 25,   DECEMBER 27,
                                                                                             2004           2003
                                                                                         ------------   ------------
Cash flows from operating activities
   Net income ........................................................................   $ 28,656,455   $ 36,153,253
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation ...................................................................     11,035,900      8,999,519
      Amortization ...................................................................        277,828      1,042,499
      Gain on sale of assets .........................................................       (100,587)      (553,902)
      Loss on sale of assets held for sale ...........................................      1,454,728             --
      Equity in income of affiliates .................................................     (7,918,034)   (11,282,607)
      Net change in operating assets held for sale ...................................      2,206,079     (1,188,967)
      Change in deferred income taxes ................................................     (2,281,000)     3,491,700
      Change in operating assets and liabilities
         Accounts receivable -- trade ................................................     19,652,751    (16,310,829)
         Inventories .................................................................      5,062,711     (1,678,104)
         Refundable income taxes .....................................................       (863,258)        63,380
         Prepaid expenses and other current assets ...................................        303,796        (49,071)
         Accounts payable ............................................................     (6,911,921)     7,690,293
         Accrued expenses and other current liabilities ..............................     (1,422,691)     2,211,517
         Income taxes payable ........................................................       (580,224)       580,224
                                                                                         ------------   ------------
Net cash provided by operating activities ............................................     48,572,533     29,168,905
                                                                                         ------------   ------------
Cash flows from investing activities
   Proceeds from sale of property, plant and equipment ...............................      1,350,105      1,321,185
   Purchase of property, plant and equipment .........................................     (7,226,962)    (5,311,777)
   Purchase of subsidiaries, net of cash acquired ....................................             --     (1,750,000)
   Distributions from affiliates .....................................................      9,561,677      5,980,000
   Proceeds from sale of assets held for sale ........................................        530,000             --
   Other assets ......................................................................        589,396        500,004
   Collections on notes receivable ...................................................        256,591        186,745
                                                                                         ------------   ------------
Net cash provided by investing activities ............................................      5,060,807        926,157
                                                                                         ------------   ------------
Cash flows from financing activities
   Net repayments on notes payable ...................................................    (19,977,518)    (8,299,978)
   Proceeds from long-term debt ......................................................     16,065,771         21,581
   Repayments of long-term debt ......................................................    (19,078,376)   (15,348,941)
   Repayments of capital lease obligations ...........................................     (1,329,868)    (2,781,003)
   Distributions to members, net .....................................................    (10,600,000)    (8,600,000)
                                                                                         ------------   ------------
Net cash used in financing activities ................................................    (34,919,991)   (35,008,341)
                                                                                         ------------   ------------
Net increase (decrease) in cash and cash equivalents .................................     18,713,349     (4,913,279)
Cash and cash equivalents -- beginning of year .......................................      3,607,394      8,520,673
                                                                                         ------------   ------------
Cash and cash equivalents -- end of year .............................................   $ 22,320,743   $  3,607,394
                                                                                         ============   ============

Supplementary disclosures of cash flow information
   Cash paid during the year for
       Interest ......................................................................   $  6,055,538   $  6,586,193
       Income taxes (net of refunds received) ........................................      6,067,148        581,195
Supplementary disclosure of non-cash transactions
   Purchase of property, plant and equipment through capital lease obligations .......   $  1,758,108   $         --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MOARK, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 25, 2004 AND DECEMBER 27, 2003

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

     b. Principles of consolidation -- The consolidated financial statements include the accounts of Moark, LLC and all subsidiaries in which Moark, LLC has the ability to exercise significant control over operating and financial policies. The entities (collectively referred to as "the Company") which are included in the consolidated financial statements are Moark, LLC, Premier Farms, LLC, Moark Egg Corporation, Norco Ranch Holding Company, Inc., Norco Ranch, Inc., Hi Point Industries, LLC, L&W Egg Products, Inc., Kofkoff Egg Farm, LLC, Whip-O-Will Egg Farms, LLC, Pacheco Egg Farms, LLC, Kofkoff Feed, Inc., Colchester Foods, Inc., Fitchville Realty, Inc., Egg Express, Inc., McAnally Enterprises, LLC, Southern New England Egg, LLC, Cutler at Philadelphia, LLC (disposed of in 2004 - see Note 7), Cutler at Abbeville, LLC, Sunbest Farms of Iowa, LLC, and Sunbest Foods of Iowa, Inc. All significant intercompany balances and transactions have been eliminated.

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

     e. Fiscal year -- During the eleven months ended December 27, 2003, the Company changed its year end to use a 52-53 week fiscal year ending on the last Saturday in December. Prior to this change, the Company's fiscal year ended on the Saturday closest to January 31. The year ended December 25, 2004 and the eleven months ended December 27, 2003 consisted of 52 and 48 week periods, respectively.

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

                           MOARK, LLC AND SUBSIDIARIES

     i. Inventories -- Layer flock inventories are valued at amortized cost. All other inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

     j. Property, plant and equipment -- Property, plant and equipment contributed in connection with the initial establishment of the Company was recorded at its estimated fair values at the date of contribution. Additions to property, plant and equipment are recorded at original cost. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets.

     k. Long-lived assets -- Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. Based upon management's assessment of the existing assets, no impairment loss needs to be recognized at December 25, 2004.

     l. Goodwill -- As a result of certain acquisition and merger transactions, the Company has recorded goodwill for the excess of the amount paid over the fair value of the assets acquired at the date of the acquisition or merger.

     Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142) requires companies to evaluate goodwill for impairment at least on an annual basis. No impairment loss resulted from the impairment test completed during the year ended December 25, 2004.

     m. Franchise agreements -- Fees paid to acquire franchises are reported as intangible assets-finite-lived, net of accumulated amortization and are being amortized to operations over the life of the franchise on the straight-line method. The franchise agreements granted certain rights to the Company to produce, sell, and distribute certain product lines for an initial term of twenty years with options to renew. The agreements required an initial payment and monthly service fees based on a percentage on net sales of the products sold. The Company has also agreed to comply with franchise requirements relating to insurance limits, feed additives, packaging supplies, and promotional materials.

     n. Other assets -- Other assets consist primarily of long-term grower advances, the long-term portion of a prepaid lease agreement and deposits. The lease agreement is being expensed over the term of the lease.

     o. Income taxes -- The Company utilizes the liability method of accounting for income taxes. This method requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement basis of the assets and liabilities and their related tax basis using enacted tax rates in effect for the years in which the differences are expected to be recovered.

     A portion of the Company's inventory has been valued using the farm price method for income tax reporting purposes. This results in these inventories being reflected at a lower value in the tax returns with lower taxable income reported. Current deferred income taxes relate primarily to this difference between financial statement and taxable income. Net operating loss carryforwards have been used to reduce current deferred income taxes.

                           MOARK, LLC AND SUBSIDIARIES

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

     Moark, LLC, and several of its subsidiaries are limited liability companies and as such, are treated as partnerships for income tax purposes. Accordingly, the taxable income or loss of these entities is reported on the individual income tax returns of their members. No provisions for income taxes or deferred income tax liability related to these entities are included in the accompanying consolidated financial statements.

     p. Advertising -- The Company expenses the costs of advertising as incurred. Advertising costs for the periods ended December 25, 2004 and December 27, 2003 were approximately $3,135,000 and $2,784,000, respectively.

     q. Shipping and handling -- All shipping and handling costs are expensed as incurred and are included in cost of sales in the accompanying consolidated statement of income.

     r. Estimates -- The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     s. Fair value -- As of December 25, 2004 and December 27, 2003, the stated value of the Company's long-term receivables and long-term debt approximates their fair value based on current market rates for financial instruments of the same remaining maturities and with similar credit quality.

     t. Derivative commodity instruments -- The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in grain commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked to market each month and gains and losses ("unrealized hedging gains and losses") are recognized in earnings.

     u. Reclassifications -- Certain reclassifications have been made to the December 27, 2003 amounts to conform to the December 25, 2004 presentation. The reclassifications had no impact on net income.

     v. Recently issued accounting pronouncements -- In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs" (SFAS No. 151). SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have a material impact on its consolidated financial statements.

2.   INVENTORIES

     Inventories consist of:

                               DECEMBER 25,   DECEMBER 27,
                                   2004           2003
                               ------------   ------------
Layer flocks and pullets....    $22,254,045    $23,061,272
Feed and feed ingredients...      2,906,693      4,942,245
Eggs and egg products.......      5,905,763      8,632,896
Supplies and other..........      3,156,486      2,649,285
                                -----------    -----------
                                $34,222,987    $39,285,698
                                ===========    ===========

                           MOARK, LLC AND SUBSIDIARIES

3.   NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                                                     DECEMBER 25,   DECEMBER 27,
                                                                                         2004           2003
                                                                                     ------------   ------------
Note receivable from an individual; interest at 8%; due in monthly installments
   of $34,942, including interest, through January 2019 ..........................    $3,527,252     $3,656,205
Various notes receivable; interest at 8%; due in monthly installments
   including interest, through February 2004 .....................................            --        127,638
                                                                                      ----------     ----------
                                                                                       3,527,252      3,783,843
Less current portion .............................................................       141,425        258,224
                                                                                      ----------     ----------
Notes receivable, less current portion ...........................................    $3,385,827     $3,525,619
                                                                                      ==========     ==========

     The Company reviews their notes receivable on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected. At the point the Company records this amount in reserve, interest income will no longer be accrued. Amounts will be written off when collection attempts on the amounts have been exhausted. All notes receivable are considered fully collectible, and accordingly, no provisions have been made at December 25, 2004 and December 27, 2003.

4.   CAPITAL LEASES

     The Company is obligated for certain property, plant and equipment under capital leases that expire at various dates during the next several years. Assets under capital leases, excluding land, are being amortized over their useful lives which range from five to twenty years. The amortization expense is included with depreciation expense in the accompanying consolidated statement of income and cash flows.

     Assets under capital leases consist of the following:

                                      DECEMBER 25,   DECEMBER 27,
                                           2004          2003
                                      ------------   -----------
Land ..............................   $   200,000    $   200,000
Buildings .........................     7,199,618      7,199,618
Machinery and equipment ...........     8,273,322      7,238,865
Accumulated amortization ..........    (3,902,720)    (2,393,397)
                                      -----------    -----------
Net assets under capital leases ...   $11,770,220    $12,245,086
                                      ===========    ===========

                           MOARK, LLC AND SUBSIDIARIES

     As of December 25, 2004, the future minimum lease payments under capital leases are as follows:

2005 .............................................   $ 2,414,410
2006 .............................................     2,412,873
2007 .............................................     2,343,370
2008 .............................................     1,837,230
2009 .............................................     1,545,917
Thereafter .......................................     3,085,334
                                                     -----------
Total minimum lease payments .....................    13,639,134
Less amounts representing interest ...............     1,980,343
                                                     -----------
Present value of future minimum lease payments ...   $11,658,791
                                                     ===========

5.   INTANGIBLE ASSETS -- FINITE-LIVED

     Intangible assets -- finite-lived consisted of the following:

                                                   FRANCHISE
                                                     FEES         OTHER        TOTAL
                                                  ----------   ----------   ----------
Original cost .................................   $3,073,985   $1,370,245   $4,444,230
                                                  ----------   ----------   ----------

Accumulated amortization, December 27, 2003 ...      735,696      922,732    1,658,428
   Amortization ...............................      120,506      157,320      277,826
                                                  ----------   ----------   ----------
Accumulated amortization, December 25, 2004 ...      856,202    1,080,052    1,936,254
                                                  ----------   ----------   ----------

Net intangible assets -- finite-lived .........   $2,217,783   $  290,193   $2,507,976
                                                  ==========   ==========   ==========

     These intangible assets -- finite-lived are being amortized over the term of the agreement or the estimated useful period. These lives range from 4 to 20 years. Estimated future amortization expense at December 25, 2004 is as follows:

2005 .........   $  377,368
2006 .........      261,937
2007 .........      174,556
2008 .........      174,556
2009 .........      174,556
Thereafter ...    1,345,003
                 ----------
                 $2,507,976
                 ==========

6.   GOODWILL

     The changes in the carrying value of goodwill during the periods ended December 25, 2004 and December 27, 2003, are as follows:

                                        DECEMBER 25,   DECEMBER 27,
                                            2004           2003
                                        ------------   ------------
Balance -- beginning of the year ....    $63,985,483    $62,235,483
Goodwill acquired during the year ...             --      1,750,000
                                         -----------    -----------
Balance -- end of the year ..........    $63,985,483    $63,985,483
                                         ===========    ===========

                           MOARK, LLC AND SUBSIDIARIES

7.   DISPOSAL OF A SUBSIDIARY

     In November 2004, the Company disposed of its wholly-owned subsidiary, Cutler at Philadelphia, LLC, in an asset sale. The Company sold 100% of Philadelphia's inventories and property, plant and equipment, along with certain receivables, in exchange for cash and a note receivable. The sale resulted in a loss of approximately $1,450,000 during the year ended December 25, 2004, which has been included in gain (loss) on sale of assets in the accompanying consolidated statement of income. As part of the terms of the sale, the Company signed a long-term supply agreement with the acquiring entity.

     As of December 27, 2003, the assets and liabilities of Cutler at Philadelphia, LLC were reflected as assets and liabilities held for sale in the accompanying consolidated balance sheet. Previously, the Company had reported the operations of Cutler at Philadelphia, LLC as discontinued operations in the statement of income. As part of the terms of the sale, the long-term supply agreement with the acquiring entity will enable the Company to have significant continuing cash flows. Therefore, the Company has determined that classification as a discontinued operation would not be appropriate and has reclassified the operating results for the eleven months ended December 27, 2003 to conform to the December 25, 2004 presentation.

8.   INVESTMENTS IN AFFILIATES

     The Company owns fifty percent of Grand Mesa Eggs, Inc., which operates as a commercial egg producer with operations located in Colorado. The Company owns fifty percent of Delta Egg Farm, LLC ("Delta") which operates as a producer of shell eggs with operations located in Utah. In addition, the Company owns a fifty percent interest in Moark/Fort Recovery Egg Marketing, LLC, which operates as a wholesale egg distributor. The Company accounts for these investments under the equity method. The investment reflects the initial price paid for the ownership and there has been no amortization of any differences between the level of investment and the underlying net assets. The following is summarized information regarding one hundred percent of the affiliated companies' assets, liabilities, equity and results of operations:

                                                                 YEAR ENDED DECEMBER 25, 2004
                                                   -------------------------------------------------------
                                                                                MOARK/FORT
                                                                               RECOVERY EGG
                                                    GRAND MESA    DELTA EGG     MARKETING,
                                                    EGGS, INC.    FARM, LLC         LLC           TOTAL
                                                   -----------   -----------   ------------   ------------
Current assets .................................   $ 2,901,099   $ 8,150,674    $ 6,034,158   $ 17,085,931
Property, plant and equipment, net .............     1,898,365    17,924,481             --     19,822,846
Other assets ...................................       149,974       296,141             --        446,115

Current liabilities ............................     2,136,075     1,842,560      4,951,874      8,930,509
Other liabilities ..............................       439,000    11,278,000             --     11,717,000
Stockholders' or members' equity ...............     2,374,363    13,250,736      1,082,284     16,707,383

Net sales ......................................    14,222,450    20,729,977     81,152,078    116,104,505
Cost of goods sold .............................    12,667,613    16,265,604     68,234,451     97,167,668
Selling, general and administrative expenses ...       704,839       814,047        356,313      1,875,199
Net finance expense (benefit) ..................       (89,173)      938,943             --        849,770
Income tax expense .............................       375,800            --             --        375,800
Net income .....................................       563,371     2,711,383     12,561,314     15,836,068

                           MOARK, LLC AND SUBSIDIARIES

                                                            ELEVEN MONTHS ENDED DECEMBER 27, 2003
                                                   -------------------------------------------------------
                                                                                MOARK/FORT
                                                                               RECOVERY EGG
                                                    GRAND MESA    DELTA EGG     MARKETING,
                                                    EGGS, INC.    FARM, LLC         LLC           TOTAL
                                                   -----------   -----------   ------------   ------------
Current assets .................................   $ 4,788,016   $ 7,071,326    $ 8,527,172   $ 20,386,514
Property, plant and equipment, net .............     2,172,268    19,060,973             --     21,233,241
Other assets ...................................       156,945       313,034             --        469,979

Current liabilities ............................     1,875,843       671,638      4,066,054      6,613,535
Other liabilities ..............................     1,630,394    13,726,000             --     15,356,394
Stockholders' or members' equity ...............     3,610,992    12,047,695      4,461,118     20,119,805

Net sales ......................................    12,133,716    48,769,188     77,969,744    138,872,648
Cost of goods sold .............................     9,502,318    41,015,749     62,011,274    112,529,341
Selling, general and administrative expenses ...       574,517     1,026,067        228,254      1,828,838
Net finance expense ............................        60,536     1,173,222             --      1,233,758
Other income (expense), net ....................       (89,505)           --             --        (89,505)
Income tax expense .............................       805,000            --             --        805,000
Net income .....................................     1,280,850     5,554,150     15,730,216     22,565,216

                           MOARK, LLC AND SUBSIDIARIES

9.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of:

                                                                                           DECEMBER 25,   DECEMBER 27,
                                                                                               2004           2003
                                                                                           ------------   ------------
Credit agreements, consisting of: (1) a revolving commitment not to exceed
   $60,000,000, subject to a borrowing base computation, payable to a lender group made up of certain banks and agricultural credit associations; and (2)
   a term loan commitment not to exceed $15,000,000, to a bank; interest is to be charged as defined (4.00% as of December 25, 2004); secured by all current
   assets and certain real estate of the Company; due on or before December 31, 2010 ...    $13,281,069   $ 27,977,448

Note payable to an agricultural credit association; interest at 4.50%; secured by certain real estate; payable in monthly installments of $258,550,
   including interest, through September 2011 ..........................................     17,803,059     20,741,062

Note payable to a company and trusts; interest at 8%; secured by the common stock of Norco Ranch, Inc. and the membership interest of McAnally
   Enterprises, LLC and Hi Point Industries, LLC; payable in monthly installments ranging from $34,880 to $135,394, including interest, through
   February 2020 to January 2023 .......................................................     32,778,871     32,577,998

Capital lease obligation payable to a company; interest at 7.00%; payable in
   monthly installments of $118,667, including interest, through February 2012 .........      8,522,314      9,319,213

Notes payable to an agricultural credit association; interest ranging from 3.25%
   to 6.38%; secured by certain accounts receivable, inventories, and property and equipment; monthly installments ranging from $2,976 to $75,593, including
   interest, through dates ranging from June 2005 to June 2011 .........................      8,117,384     10,730,164

Note payable to a company; interest at 8.00%; secured by equipment; payable in quarterly installments of $64,705, including interest, through January 2011
   Note was paid-off in 2004 ...........................................................             --      1,413,444

Notes payable to various banks; interest ranging from 7.9% to 9.0%; secured by certain accounts receivable, inventories, and property and equipment; monthly installments ranging from $597 to $19,724, including interest, through dates
   ranging from July 2005 to June 2007. Note was paid-off in 2004 ......................             --      1,498,387

Various capital lease obligations with a financing company; interest ranging from 5.22% to 8.95%; secured by certain equipment; payable in monthly installments ranging from $313 to $17,457, including interest, through dates
   ranging from June 2005 through January 2009 .........................................      3,136,477      1,478,106

Various notes payable to financing companies; secured by certain equipment;
   payable in various monthly installments, including interest, through dates
   ranging from December 2004 to August 2009 ...........................................        358,675        823,910
                                                                                            -----------   ------------
                                                                                             83,997,849    106,559,732

Less current maturities ................................................................      8,555,041      7,587,394
                                                                                            -----------   ------------
Long-term debt and capital lease obligations, less current maturities ..................    $75,442,808   $ 98,972,338
                                                                                            ===========   ============

                           MOARK, LLC AND SUBSIDIARIES

     Annual maturities of long-term debt and capital lease obligations are as follows:

                  LONG-TERM    CAPITAL LEASE
                     DEBT       OBLIGATIONS       TOTAL
                 -----------   -------------   -----------
2005 .........   $ 6,783,719    $ 1,771,322    $ 8,555,041
2006 .........     7,054,569      1,896,007      8,950,576
2007 .........     7,413,291      1,946,600      9,359,891
2008 .........     7,567,960      1,555,787      9,123,747
2009 .........     7,701,265      1,370,147      9,071,412
Thereafter ...    35,818,254      3,118,928     38,937,182
                 -----------    -----------    -----------
                 $72,339,058    $11,658,791    $83,997,849
                 ===========    ===========    ===========

     The Company entered into a new credit agreement on December 26, 2003, consisting of a $60 million revolving loan note and a $15 million term note. The former notes payable, along with certain revolving lines of credit, were refinanced with the new agreement subsequent to December 27, 2003. As a result, the outstanding balances of these debt instruments at December 27, 2003 have been reported as long-term in accordance with the terms of the new agreement. Interest rates will vary based on a leverage ratio of the Company. The credit agreement matures December 31, 2010 and is secured by all inventories, accounts receivable and certain fixed assets of the Company.

     The Company's notes payable and revolving line of credit agreements with certain banks, agricultural credit associations, and certain individuals require compliance with certain restrictive covenants, including the maintenance of minimum levels of equity and working capital. In addition, these covenants restrict dividend payments, capital expenditures, investments, stockholder loans, fundamental changes in ownership, and the granting loans or extensions of credit. As of December 25, 2004, the Company had obtained waivers for any non-compliance with these restrictions and covenants.

10.  BANK OVERDRAFTS

     The Company had outstanding checks in excess of bank balances on certain of its subsidiaries of approximately $2,079,000 and $2,923,000 as of December 25, 2004 and December 27, 2003, respectively. The bank accounts utilized by the subsidiaries do not automatically draft funds from Moark, LLC's corporate bank, therefore, these outstanding checks were reclassified into accounts payable for the consolidated financial statement presentation.

11.  INCOME TAXES

     Income taxes consist of:

                                   DECEMBER 25,   DECEMBER 27,
                                       2004           2003
                                   ------------   ------------
Current provision ..............   $ 4,623,666     $  562,464
Deferred provision (benefit) ...    (2,281,000)     3,491,700
                                   -----------     ----------
                                   $ 2,342,666     $4,054,164
                                   ===========     ==========

     The Company's provision for income taxes varies from the statutory U.S. tax rate primarily due to the effect of state income taxes, certain nondeductible expenses and the partnership tax treatment for certain of the entities.

     Total gross deferred tax assets and liabilities are as follows:

                                     DECEMBER 25,   DECEMBER 27,
                                         2004           2003
                                     ------------   ------------
Gross deferred tax liabilities ...    $19,680,000    $22,311,000
Gross deferred tax assets ........      2,036,000      2,386,000
                                      -----------    -----------
Net deferred tax liability .......    $17,644,000    $19,925,000
                                      ===========    ===========

     At December 25, 2004, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $1,685,000 available to offset future taxable income. Unless utilized, these carryforwards will begin expiring in 2007. These carryforwards have been used to reduce deferred tax liabilities that would otherwise exist for consolidated financial statement purposes.

                           MOARK, LLC AND SUBSIDIARIES

12.  RELATED PARTIES

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

                                                             DECEMBER 25,   DECEMBER 27,
                                                                 2004           2003
                                                             ------------   ------------
Sales to related parties .................................    $ 3,017,000    $ 2,424,000
Purchases from and payments of fees to related parties ...     70,321,000     34,141,000
Accounts receivable from related parties .................        516,000        812,000
Accounts payable to related parties ......................      5,823,000     11,347,000

     The Company also has guaranteed certain loan agreements for Delta Egg Farm, LLC, of which the Company is a 50% owner. The Company is responsible for 50% of the outstanding balance on these guaranteed notes totaling approximately $12,500,000 as of December 25, 2004. It is estimated that these notes are fully secured by collateral of the borrower.

     In March 2003, the members of the Company advanced $5,000,000 to the Company. These advances, along with interest of approximately $181,000, were repaid to the members prior to December 27, 2003.

     The Company is a party to a consulting agreement with one of its members for an annual amount of approximately $1,445,000 due February 1 of each year. Included in the statement of income for the periods ended December 25, 2004 and December 27, 2003 is $1,445,000 and $1,325,000, respectively, related to this agreement.

     A subsidiary of one of the Company's members has written insurance policies for the Company providing for general liability, property and workers compensation insurance policies covering most of the Company's employees. Premiums during the periods ended December 25, 2004 and December 27, 2003 were approximately $3,020,000 and $5,200,000, respectively.

13.  COMMITMENTS AND CONTINGENCIES

     a. Non-cancelable operating leases of certain vehicles, equipment and real estate expire in various years through 2010. These leases generally contain renewal options for periods ranging from two years to five years and require the Company to pay all executory costs (property taxes, maintenance and insurance).

     Future minimum lease payments at December 25, 2004 are as follows:

Fiscal Year
2005 .........   $ 6,193,038
2006 .........     5,969,142
2007 .........     5,683,853
2008 .........     4,700,775
2009 .........     4,063,987
Thereafter ...     3,475,483
                 -----------
                 $30,086,278
                 ===========

     Rent expense for all operating leases was $6,751,000 and $5,399,000, for the periods ended December 25, 2004 and December 27, 2003, respectively. Included in operating leases are certain leases with related parties. Payments to the related parties in connection with these leases totaled approximately $479,000 and $506,000, respectively.

                           MOARK, LLC AND SUBSIDIARIES

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

     There were no discretionary contributions made for the periods ended December 25, 2004 and December 27, 2003. Matching contributions to the above plans during 2004 and 2003 were approximately $712,000 and $289,000, respectively.

     c. Non-qualified -- The Company had a non-qualified retirement plan for certain key employees. The benefits under this plan require the participants to remain in the employment of the Company for a specified number of years, or until retirement age, in order to obtain any benefits and to observe certain covenants dealing with competition. No contributions were made to this plan during the periods ended December 25, 2004 and December 27, 2003. This plan was terminated effective January 2004.

     d. The Company is self-insured for health insurance purposes. The Company has obtained stop-loss insurance policies to cover losses in excess of $60,000 per employee and aggregate losses in excess of $1,000,000 per plan year. Provisions have been made in these consolidated financial statements to cover losses incurred under this self-insurance program.

     e. The Company is self-insured for workers compensation insurance purposes. Provisions have been made in these consolidated financial statements to cover losses incurred under this self-insurance program.

     f. The Company has outstanding commodity contracts for the future purchases of corn at December 25, 2004. These commitments are not in excess of the current operating requirements of the Company.

14.  CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers and cash and cash investments deposited with financial institutions and credit associations.

     Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk. At December 25, 2004, only one single group or customer represents greater than 10% of total accounts receivable. At December 27, 2003, no single group or customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable.

     At December 25, 2004 and December 27, 2003 and at times during the periods then ended, the Company maintained cash and cash investment balances with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits.

                                 AGRILIANCE LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                (UNAUDITED)
                                                               NOVEMBER 30,   AUGUST 31,
                                                                   2004          2004
                                                               ------------   ----------
                                                                    ($ IN THOUSANDS)
                           ASSETS

Current assets:
   Cash ....................................................    $   23,620    $       --
   Trade receivables, net of allowance for
      bad debts of $13,558 and $12,384, respectively .......       439,894       312,119
   Rebates receivable ......................................       132,315       143,385
   Other receivables .......................................         5,203        13,790
   Inventories .............................................       597,328       520,496
   Vendor prepayments ......................................       345,959       130,280
   Prepaid expenses ........................................         1,356         3,601
                                                                ----------    ----------
      Total current assets .................................     1,545,675     1,123,671

Property, plant and equipment:
   Land and land improvements ..............................        19,301        18,710
   Buildings ...............................................        66,386        65,186
   Machinery and equipment .................................       126,965       117,012
   Construction in progress ................................         9,767        17,017
                                                                ----------    ----------
      Total property, plant and equipment ..................       222,419       217,925
   Less accumulated depreciation ...........................      (109,052)     (105,674)
                                                                ----------    ----------
      Net property, plant and equipment ....................       113,367       112,251
Other assets ...............................................        10,510        10,855
                                                                ----------    ----------
      Total assets .........................................    $1,669,552    $1,246,777
                                                                ==========    ==========
               LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
   Cash overdraft ..........................................    $       --    $   38,622
   Short-term debt .........................................       110,000            --
   Accounts payable ........................................       673,676       547,749
   Customer prepayments ....................................       417,765       105,263
   Accrued expenses ........................................        89,549       123,472
   Payable to Land O'Lakes, Inc. ...........................         4,651        12,581
   Payable to CHS, Inc. ....................................         3,947         4,047
   Distributions payable to members ........................            --        40,000
   Other current liabilities ...............................         7,171         7,080
                                                                ----------    ----------
      Total current liabilities ............................     1,306,759       878,814

   Long-term debt ..........................................       100,000       100,000
   Other non-current liabilities ...........................        26,061        26,013
   Minority interest in subsidiary .........................         2,767         2,767
Members' equity:
   Contributed capital .....................................       159,089       159,089
   Retained earnings .......................................        86,455        91,673
   Accumulated other comprehensive loss ....................       (11,579)      (11,579)
                                                                ----------    ----------
      Total members' equity ................................       233,965       239,183
                                                                ----------    ----------
      Total liabilities and members' equity ................    $1,669,552    $1,246,777
                                                                ==========    ==========

          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED
                                                       NOVEMBER 30,
                                                   -------------------
                                                     2004       2003
                                                   --------   --------
                                                     ($ IN THOUSANDS)
                                                       (UNAUDITED)
Net sales ......................................   $598,162   $605,253
Cost of sales ..................................    540,544    554,035
                                                   --------   --------
   Gross profit ................................     57,618     51,218

Selling, general, and administrative expense ...     59,565     64,293
Loss (gain) on sale of assets ..................         94       (162)
                                                   --------   --------
   Loss from operations ........................     (2,041)   (12,913)

Interest expense, net ..........................      3,380      1,658
Equity in earnings of affiliated company .......       (203)      (129)
                                                   --------   --------
   Net loss ....................................   $ (5,218)  $(14,442)
                                                   ========   ========

          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS ENDED
                                                                      NOVEMBER 30,
                                                                 ---------------------
                                                                    2004        2003
                                                                 ---------   ---------
                                                                    ($ IN THOUSANDS)
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................   $  (5,218)  $ (14,442)
   Adjustments to reconcile net loss to net cash used by
      operating activities:
      Depreciation and amortization ..........................       4,657       3,903
      Bad debt expense .......................................         812         934
      Loss (gain) on sale of assets ..........................          94        (162)
      Decrease in other non-current assets ...................         332         472
      Increase (decrease) in other non-current liabilities ...          47        (277)
   Changes in current assets and liabilities:
      Trade receivables ......................................    (128,586)     55,994
      Receivables/payables from related parties ..............      (8,029)     (6,683)
      Rebates receivable .....................................      11,070         839
      Other receivables ......................................       8,587     (19,232)
      Inventories ............................................     (76,832)     16,016
      Vendor prepayments .....................................    (215,678)   (197,919)
      Accounts payable and customer prepayments ..............     438,429     183,370
      Accrued expenses .......................................     (33,924)    (26,863)
      Other current assets and liabilities ...................       2,336       2,128
                                                                 ---------   ---------
   Net cash used by operating activities .....................      (1,903)     (1,922)
                                                                 ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ................      (7,666)     (4,885)
   Proceeds from sale of property, plant and equipment .......       1,811         231
                                                                 ---------   ---------
   Net cash used by investing activities .....................      (5,855)     (4,654)
                                                                 ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of short-term debt .................     110,000      35,000
   Decrease in cash overdrafts ...............................     (38,622)         --
   Distribution of earnings to members .......................     (40,000)    (30,000)
                                                                 ---------   ---------
   Net cash provided by financing activities .................      31,378       5,000
                                                                 ---------   ---------
Net change in cash and cash equivalents ......................      23,620      (1,576)
Cash and cash equivalents at beginning of period .............          --      18,095
                                                                 ---------   ---------
Cash and cash equivalents at end of period ...................   $  23,620   $  16,519
                                                                 =========   =========

          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements reflect, in the opinion of the management of Agriliance LLC (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended August 31, 2004. The results of operations and cash flows for interim periods are not indicative of results for a full year.

2.   BORROWING ARRANGEMENTS

     At November 30, 2004, $110 million of short term debt was outstanding under the Company's $225 million three year revolving credit agreement. Interest on borrowings under this revolving credit agreement was charged at 3.96% (LIBOR + 1.75%) at November 30, 2004. In addition, the company held $100 million of senior secured notes in a private placement. The private placement consists of four notes, two with fixed-rate interest rates and two notes with floating rates. The fixed-rate notes are for $42 million and $47 million, bearing interest at 5.66% and 6.31%, respectively, and maturing in December 2008 and 2010. The floating rate notes are for $6 million, maturing in December 2008 and for $5 million, maturing in December 2010. Both of these notes bear interest at variable rates based on LIBOR plus applicable margins. All of the notes and the revolving credit agreement are secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC.

     In addition, Agriliance is party to a revolving receivables securitization program which allows for draws of up to $200 million in advances against eligible receivables. Under this program, Agriliance sells trade receivables to Agriliance SPV, LLC, a wholly-owned subsidiary of Agriliance, LLC. This subsidiary is a qualifying special purpose entity (QSPE) under applicable accounting rules, and was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Agriliance. The QSPE purchases the receivables with a combination of cash and notes. CoBank lends funds to the SPV based upon the value of the receivables pool, at an agreed advance rate. As of November 30, 2004, $145 million was drawn under this securitization. The facility is currently scheduled to terminate in December 2006.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
Agriliance LLC:

         We have audited the accompanying consolidated balance sheets of Agriliance LLC and subsidiaries as of August 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and members' equity for each of the years in the three-year period ended August 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agriliance LLC and subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2004 in conformity with U.S. generally accepted accounting principles.


                                        /s/ KPMG LLP

Minneapolis, Minnesota
October 27, 2004

                                 AGRILIANCE LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                         AUGUST 31,
                                                                  -----------------------
                                                                    2004         2003
                                                                  ----------   ----------
                                                                      ($ IN THOUSANDS)
                             ASSETS
Current assets:
   Cash .......................................................   $       --   $   18,095
   Trade receivables, net of allowance for bad debts
      of $12,384 and $18,006 in 2004 and 2003, respectively ...      312,119      455,532
   Rebates receivable .........................................      143,385      131,465
   Other receivables ..........................................       13,790       18,543
   Inventories ................................................      520,496      559,643
   Vendor prepayments .........................................      130,280       63,481
   Prepaid expenses ...........................................        3,601        3,132
                                                                  ----------   ----------
      Total current assets ....................................    1,123,671    1,249,891
Property, plant and equipment:
   Land and land improvements .................................       18,710       18,579
   Buildings ..................................................       65,186       66,962
   Machinery and equipment ....................................      117,012      100,432
   Construction in progress ...................................       17,017        5,608
                                                                  ----------   ----------
      Total property, plant and equipment .....................      217,925      191,581
   Less accumulated depreciation ..............................     (105,674)     (90,077)
                                                                  ----------   ----------
      Net property, plant and equipment .......................      112,251      101,504
Long term receivable from Agronomy Company of Canada ..........           --        7,000
Other assets ..................................................       10,855       11,111
                                                                  ----------   ----------
      Total assets ............................................   $1,246,777   $1,369,506
                                                                  ==========   ==========
                LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
   Cash overdraft .............................................   $   38,622   $       --
   Short-term debt ............................................           --       15,000
   Current portion of long-term debt ..........................           --      100,000
   Accounts payable ...........................................      547,749      755,967
   Customer prepayments .......................................      105,263       93,430
   Accrued expenses ...........................................      123,472       98,687
   Payable to Land O'Lakes, Inc. ..............................       12,581          984
   Payable to CHS .............................................        4,047        3,520
   Payable to Farmland Industries, Inc. .......................           --       10,067
   Distributions payable to members ...........................       40,000           --
   Other current liabilities ..................................        7,080        6,038
                                                                  ----------   ----------
      Total current liabilities ...............................      878,814    1,083,693
Long-term debt ................................................      100,000           --
Other non-current liabilities .................................       26,013       27,061
Minority interest in subsidiary ...............................        2,767           --
Members' equity:
Contributed capital ...........................................      159,089      159,089
Retained earnings .............................................       91,673      114,994
Accumulated other comprehensive loss ..........................      (11,579)     (15,331)
                                                                  ----------   ----------
      Total members' equity ...................................      239,183      258,752
                                                                  ----------   ----------
      Total liabilities and members' equity ...................   $1,246,777   $1,369,506
                                                                  ==========   ==========

          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEARS ENDED AUGUST 31,
                                                  ------------------------------------
                                                     2004         2003         2002
                                                  ----------   ----------   ----------
                                                            ($ IN THOUSANDS)
Net sales .....................................   $3,477,528   $3,485,623   $3,615,451
Cost of sales .................................    3,111,403    3,119,287    3,289,980
                                                  ----------   ----------   ----------
   Gross margin ...............................      366,125      366,336      325,471

Selling, general and administrative expense ...      283,904      299,097      267,947
Gain on sale of assets ........................         (901)      (2,787)      (2,486)
                                                  ----------   ----------   ----------
   Earnings from operations ...................       83,122       70,026       60,010

Minority interests ............................        2,762           --           --
Interest expense, net .........................        9,082        9,285       12,966
                                                  ----------   ----------   ----------
   Net earnings ...............................   $   71,278   $   60,741   $   47,044
                                                  ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED AUGUST 31,
                                                               ---------------------------------
                                                                  2004        2003        2002
                                                               ---------   ---------   ---------
                                                                        ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ............................................   $  71,278   $  60,741   $  47,044
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization ........................      17,766      23,517      27,996
      Bad debt expense .....................................       2,780      16,787       5,442
      Minority interests ...................................       2,762          --          --
      Gain on disposal of property, plant and equipment ....        (901)     (2,787)     (2,486)
      Change in other non-current assets and liabilities ...       9,795       6,405      (2,187)
   Changes in current assets and liabilities:
      Trade receivables ....................................     140,633     (77,822)   (124,617)
      Receivables/payables from related parties ............       2,057     (29,784)     10,941
      Rebates receivable ...................................     (11,920)    (28,797)     16,308
      Other receivables ....................................       4,753       9,520      14,320
      Inventories ..........................................      39,147    (182,655)    112,738
      Vendor prepayments ...................................     (66,799)    (57,746)     17,914
      Accounts payable and customer prepayments ............    (196,385)    342,090     (47,740)
      Accrued expenses .....................................      24,785      24,322       3,933
      Other current assets and liabilities .................         573        (623)      1,247
                                                               ---------   ---------   ---------
   Net cash provided by operating activities ...............      40,324     103,168      80,853

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ..............     (29,888)    (16,704)    (15,515)
   Proceeds from sale of property, plant and equipment .....       2,446       7,970      13,050
                                                               ---------   ---------   ---------
   Net cash used by investing activities ...................     (27,442)     (8,734)     (2,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on short-term debt .............................     (15,000)    (51,500)    (20,500)
   Proceeds from issuance of long-term debt ................     100,000          --          --
   Payments on long-term debt ..............................    (100,000)         --     (15,000)
   Increase (decrease) in cash overdraft ...................      38,622          --     (32,727)
   Distribution of earnings to members .....................     (54,599)    (35,000)         --
                                                               ---------   ---------   ---------
   Net cash used by financing activities ...................     (30,977)    (86,500)    (68,227)
                                                               ---------   ---------   ---------
Net change in cash .........................................     (18,095)      7,934      10,161
Cash at beginning of period ................................      18,095      10,161          --
                                                               ---------   ---------   ---------
Cash at end of period ......................................   $      --   $  18,095   $  10,161
                                                               =========   =========   =========

          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                                     ACCUMULATED
                                                                        OTHER         TOTAL
                                           CONTRIBUTED   RETAINED   COMPREHENSIVE    MEMBERS'   COMPREHENSIVE
                                             CAPITAL     EARNINGS       (LOSS)        EQUITY        INCOME
                                           -----------   --------   -------------   ---------   -------------
                                                                    ($ IN THOUSANDS)
Balance at August 31, 2001 .............     $159,089    $ 42,209     $     --      $201,298
Net earnings ...........................           --      47,044           --        47,044
                                             --------    --------     --------      --------
Balance at August 31, 2002 .............      159,089      89,253           --       248,342

Net earnings ...........................           --      60,741           --        60,741     $ 60,741
Minimum pension liability adjustment ...           --          --      (15,331)      (15,331)     (15,331)
                                                                                                 --------
Comprehensive income ...................           --          --           --            --       45,410
                                                                                                 ========
Distributions paid to members ..........           --     (35,000)          --       (35,000)
                                             --------    --------     --------      --------
Balance at August 31, 2003 .............      159,089     114,994      (15,331)      258,752

Net earnings ...........................           --      71,278           --        71,278       71,278
Minimum pension liability adjustment ...           --          --        3,752         3,752        3,752
                                                                                                 --------
Comprehensive income ...................           --          --           --            --     $ 75,030
                                                                                                 ========
Distributions payable to members .......           --     (40,000)          --       (40,000)
Distribution paid to members ...........           --     (54,599)          --       (54,599)
                                             --------    --------     --------      --------
Balance at August 31, 2004 .............     $159,089    $ 91,673     $(11,579)     $239,183
                                             ========    ========     ========      ========

          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) ORGANIZATION

     Agriliance LLC (Agriliance or the Company) is a distributor of agricultural inputs and is owned by: Land O'Lakes, Inc. (50% voting interest) and CHS, Inc. (50% voting interest) (the members). Prior to May 1, 2004, Agriliance was owned by Land O'Lakes (50% voting interest), CHS, Inc (25% voting interest) and Farmland Industries, Inc. (25% voting interest). Farmland Industries, Inc. filed for Chapter 11 bankruptcy court protection on May 31, 2002 and subsequently sold its ownership interest to CHS, Inc. effective April 30, 2004.

     Prior to May 1, 2004, the economic interest in profits and losses of the Company was allocated to members for wholesale crop protection business operation as follows: 50.0%, 38.1%, and 11.9% for Land O'Lakes, Inc., CHS, Inc and Farmland Industries, Inc., respectively. After April 30, 2004, the allocation for wholesale crop protection business operations became 50.0% for Land O'Lakes, Inc. and 50.0% for CHS, Inc.

     Prior to May 1, 2004, the economic interest in profits and losses of the Company was generally allocated to members for all other business operation as follows: 50.0%, 25.0%, and 25.0% for Land O'Lakes, Inc., CHS, Inc and Farmland Industries, Inc., respectively. After April 30, 2004, the allocation for all other business operations became 50.0% for Land O'Lakes, Inc. and 50.0% for CHS, Inc.

     Based upon the results of various business operations for the year ended August 31, 2004, the actual economic interest in profits and losses of the Company was allocated to members as follows: 50.0%, 47.4%, and 2.6% for Land O'Lakes, Inc.; CHS, Inc.; and Farmland Industries, Inc., respectively. The liability of each member is limited to each member's respective capital account balance.

     (B) STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, with intercompany transactions eliminated.

     (C) REVENUE RECOGNITION

     Revenue is recognized as it is earned, which generally occurs when fertilizer, chemical, and agricultural products are delivered.

     (D) INCOME TAXES

     The Company's taxable operations pass directly to the joint venture owners under the LLC organization. As a result, no provision for income taxes is recorded in the accompanying consolidated statement of operations.

     (E) INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out or average-cost basis.

     (F) REBATES RECEIVABLE

     Rebates receivable have been accrued based on contractual agreements combined with current sales and market data, in accordance with EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor."

                                 AGRILIANCE LLC

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

     (H) DERIVATIVE COMMODITY INSTRUMENTS

     The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity fertilizer prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked to market each month and gains and losses are recognized in earnings.

     (I) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of all financial instruments to which the Company is a party. All financial instruments are carried at amounts that approximate estimated fair value.

     (J) ACCOUNTING ESTIMATES

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

    (K) RECLASSIFICATIONS

     Certain 2003 and 2002 amounts have been reclassified to conform with the current year presentation.

(2)  SHORT-TERM DEBT

     The Company has a $225 million revolving credit agreement with CoBank, which expires December 4, 2006. Short-term debt is secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. At August 31, 2004, there was no debt outstanding. At August 31, 2003, $15 million was outstanding. Interest on borrowings under this revolving credit agreement was charged at 3.28% (LIBOR + 2.00%) and at 5.00% (Prime + 1.00%) at August 31, 2004 and 2003, respectively.

(3)  LONG-TERM DEBT

     On December 4, 2003, the Company entered into a new long-term credit agreement comprised of private placements with six institutions. The individual loans have terms with expiration dates ranging from December 4, 2008 to December 4, 2010. The long-term debt is secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. At August 31, 2004, the total long-term debt outstanding was $100 million of which $89 million was charged at fixed interest rates averaging 6.10%. The remaining $11 million of long-term debt outstanding at August 31, 2004, was charged at floating interest rates averaging 3.14% (LIBOR + 1.86%).

                                 AGRILIANCE LLC

     At August 31, 2004, the total future principal payments of $100 million are due in fiscal year 2009 and thereafter.

     At August 31, 2003, the total long-term debt outstanding was $100 million under the prior debt facility and the entire portion was classified as current because the due date was June 24, 2004. Interest on borrowings under the prior long-term credit agreement was charged at 3.10% (LIBOR + 2.00%) at August 31, 2003.

     The loan agreement includes certain restrictive financial covenants. At August 31, 2004 and 2003, the Company was in compliance with these covenants.

     Interest paid on short-term and long-term debt for the years ended August 31, 2004, 2003 and 2002, totaled $8.3 million, $9.6 million and $12.9 million, respectively.

(4)  RECEIVABLES PURCHASE FACILITY

     The Company has a $200 million receivables purchase facility with CoBank. A wholly owned subsidiary, Agriliance SPV, Inc., purchases the receivables from Agriliance and transfers them to CoBank. Such transactions are structured as sales and, accordingly, the receivables transferred to CoBank without recourse to Agriliance are not reflected in the consolidated balance sheet. At August 31, 2004 and 2003, $120 million and $23 million, respectively, were outstanding under this facility. The total accounts receivable sold during the years ended August 31, 2004, 2003 and 2002 were $2,417 million, $2,885 million and $2,949 million, respectively.

(5)  PENSION AND OTHER POSTRETIREMENT PLANS

     The Company sponsors a defined benefit pension plan. The plan is noncontributory and covers all employees. The benefits are based upon years of service, age at retirement, and the employee's highest five year period of compensation during the last ten years before retirement.

     Due to the impacts on plan assets of fluctuations in equity markets and increasing projected pension obligations, the Company recognized additional minimum pension liability adjustments of $(3,752,000) and $15,331,000 for the fiscal years ended August 31, 2004 and 2003, respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 87, these adjustments were made to other comprehensive income of the Company and did not impact current year net earnings.

     The Company also sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time employees who met minimum age and service requirements at the time Agriliance was formed in 2000. The plan is contributory with retiree contributions adjusted annually and contains other cost-sharing features such as deductibles and coinsurance. Any other Agriliance employees not meeting the original health plan qualifications are still eligible to participate in the plan at their own expense without any Company contributions.

     The Company uses a May 31 measurement date for its plans. The following table sets forth the plans' benefit obligations, fair value of plan assets, and funded status at August 31, 2004 and 2003:

                                                     YEAR ENDED AUGUST 31 (IN THOUSANDS)
                                                ---------------------------------------------
                                                  PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                                -------------------   -----------------------
                                                  2004       2003          2004      2003
                                                --------   --------      -------   --------
Benefit obligation ..........................   $(88,010)  $(76,468)     $(6,299)  $(8,034)
Fair value of plan assets ...................     59,574     52,511           --        --
                                                --------   --------      -------   -------
Funded status ...............................   $(28,436)  $(23,957)     $(6,299)  $(8,034)
                                                ========   ========      =======   =======

(Accrued) prepaid benefit cost recognized
   in the consolidated balance sheets .......   $ (6,876)  $ (3,027)     $(5,769)  $(4,855)

                                 AGRILIANCE LLC

     The accumulated benefit obligation for the pension plan was $77,457,122 and $70,517,000 at August 31, 2004 and 2003, respectively.

     Weighted-average assumptions used to determine benefit obligations at August 31, 2004 and 2003 were as follows:

                                                       POSTRETIREMENT
                                    PENSION BENEFITS      BENEFITS
                                    ----------------   --------------
                                      2004   2003       2004   2003
                                      ----   ----       ----   ----
Discount rate ...................     6.50%  6.00%      6.50%  6.00%
Rate of compensation increase ...     3.50%  3.00%       N/A    N/A

     Weighted-average assumptions used to determine net cost for the years ended August 31, 2004, 2003 and 2002 were as follows:

                                                                              POSTRETIREMENT
                                                        PENSION BENEFITS         BENEFITS
                                                       ------------------   ------------------
                                                       2004   2003   2002   2004   2003   2002
                                                       ----   ----   ----   ----   ----   ----
Discount rate ......................................   6.00%  7.25%  7.25%  6.00%  7.25%  7.25%
Expected long-term rate of return on plan assets ...   8.50%  9.00%  9.50%   N/A    N/A    N/A
Rate of compensation increase ......................   3.00%  4.00%  4.50%   N/A    N/A    N/A

     The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

     For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 6.0% through 2009 and remain at that level thereafter.

                                    YEAR ENDED AUGUST 31 (IN THOUSANDS)
                            --------------------------------------------------
                                PENSION BENEFITS       POSTRETIREMENT BENEFITS
                            ------------------------   -----------------------
                             2004     2003     2002       2004    2003   2002
                            ------   ------   ------     ------   ----   ----
Benefit cost ............   $6,309   $4,210   $4,817     $1,214   $933   $836
Employer contribution ...    2,461    1,668    4,684        353    212    140
Benefits paid ...........    2,111    1,835    1,197        353    212    140

     PLAN ASSETS

     The weighted-average asset allocations of the Company's pension plan at August 31, 2004 and 2003 were as follows:

                        PLAN ASSETS AT AUGUST 31
                            PENSION BENEFITS
                        ------------------------
ASSET CATEGORY                2004   2003
--------------                ----   ----
Equity securities ...         54.0%  58.1%
Debt securities .....         35.3%  30.9%
Real Estate .........          9.4%   9.6%
Other ...............          1.3%   1.4%
                              ----   ----
Total ...............          100%   100%
                              ====   ====

                                 AGRILIANCE LLC

     The Company's investment practices and strategies for the pension plans use target allocations as guidelines for the individual asset categories. The Company's investment goals are to maximize returns subject to specific risk management policies. Its risk management policies permit investments in mutual funds, direct investments in debt and equity securities, and derivative financial instruments. The Company addresses diversification by the use of mutual fund investments whose underlying investments are in domestic and international fixed income securities and domestic and international equity securities. These mutual funds are readily marketable and can be sold to fund benefit payment obligations as they become payable.

     CASH FLOWS

     The Company expects to contribute $5,910,000 to its pension plan and $300,000 to its postretirement medical plan in fiscal 2005.

     Benefits expected to be paid for the pension plan in fiscal years ended 2005-2009 are $2,432,000, $2,639,000, $2,850,000, $3,066,000 and $3,283,000,
respectively. Aggregate benefits expected to be paid in the five years from 2010-2014 are $21,212,000. Expected benefits are based on the same assumptions used to measure the Company's benefit obligation at August 31 and include estimated future employee service.

     The postretirement medical plan is an unfunded plan. Benefits are expected to be paid in fiscal years ended 2005-2009 are $388,000, $423,000, $457,000,
$489,000 and $518,000, respectively. Aggregate benefits expected to be paid in the five years from 2010-2014 are $3,095,000. Expected benefits are based on the same assumptions used to measure the Company's benefit obligation at August 31.

     OTHER PLANS

     The Company has a defined contribution plan in which the Company matches 50% of the first 6% of employee contributions. The Company contributed $2,120,000, $2,293,000 and $2,343,000 to the plan for the fiscal years ended August 31, 2004, 2003 and 2002, respectively.

     In addition to the defined benefit and defined contribution retirement plans, the Company has a supplemental executive retirement plan, which is an unfunded defined benefit plan. The actuarial present value of the projected benefit obligation totaled $1,926,000 and $1,745,000 at August 31, 2004 and 2003, respectively.

(6)  RELATED PARTY TRANSACTIONS

     Land O'Lakes, Inc., CHS, Inc., and Farmland Industries, Inc. charged the Company for accounting, legal, risk management, building, advertising, and certain employee benefit and other employee-related expenses. Total purchased services were:

                                  YEAR ENDED AUGUST 31,
                                -------------------------
                                 2004     2003      2002
                                ------   ------   -------
                                    ($ IN THOUSANDS)
Land O'Lakes, Inc. ..........   $9,693   $8,400   $11,269
CHS, Inc. ...................    4,579    3,536     3,906
Farmland Industries, Inc. ...       --      345     1,132

     The Company made the following sales to related parties:

                                     YEAR ENDED AUGUST 31,
                                ------------------------------
                                  2004       2003       2002
                                --------   --------   --------
                                       ($ IN THOUSANDS)
Land O'Lakes, Inc. ..........   $  1,691   $  1,576   $  1,794
CHS, Inc. ...................    196,175    208,706    166,034
Farmland Industries, Inc. ...        187      1,262      5,845

     During the years ended August 31, 2004, 2003 and 2002, the Company made product purchases from Farmland Industries, Inc. totaling $37,516,000, $337,587,000 and $485,692,000, respectively.

                                 AGRILIANCE LLC

     During the years ended August 31, 2004, 2003 and 2002, the Company made product purchases from Land O'Lakes, Inc. totaling $14,256,000, $12,278,000 and $11,178,000, respectively.

     In addition, during the years ended August 31, 2004, 2003 and 2002, the Company made product purchases from CF Industries, Inc. (Land O'Lakes, Inc. and CHS, Inc. hold a combined 58.2% interest in CF Industries, Inc.) totaling $532,394,000, $565,153,000 and $453,655,000, respectively.

(7)  LEASE COMMITMENTS

     Future minimum lease commitments under noncancelable operating leases are as follows:

YEAR ENDING AUGUST 31,    ($ IN THOUSANDS)
----------------------    ----------------
2005 ..................        $13,511
2006 ..................          8,934
2007 ..................          5,630
2008 ..................          1,956
2009 and thereafter ...            777

     Rent expense for the years ended August 31, 2004, 2003 and 2002 was $19,572,000, $18,740,000 and $19,870,000, respectively.

(8)  CONTINGENCIES

(A)  ENVIRONMENTAL

     The Company is required to comply with various environmental laws and regulations incident to its normal business operations. The Company is also a party to environmental issues related to operations contributed to Agriliance by Farmland Industries, Inc. To the extent these environmental costs are not paid by the Farmland Bankruptcy Trustee, the Company may have future obligations due. The Company has accrued for future costs of remediation of identified issues. Additional costs for losses which may be identified in the future cannot be presently determined; however, management does not believe any such issues would materially affect the results of operations or the financial position of the Company.

(B)  GUARANTEES

     The Company is contingently liable for guarantees on customer loans with terms generally ending prior to March, 2005, totaling $10.8 million at August 31, 2004. The Company has recorded reserves for the expected losses related to such guarantees.

(C)  GENERAL

     Certain claims and lawsuits have been filed in the ordinary course of business. It is management's opinion that settlement of all litigation would not require payment of an amount which would be material to the results of operations or to the financial position of the Company.