Form 10-Q
period 2005-03-31
LAND O LAKES INC
filed 2005-05-13
CIK 1032562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005.

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

      The number of shares of the registrant's common stock outstanding as of March 31, 2005: 1,055 shares of Class A common stock, 4,221 shares of Class B common stock, 182 shares of Class C common stock, and 1,040 shares of Class D common stock.

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

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I.  FINANCIAL INFORMATION...........................................................................      3

Item I.  Financial Statements............................................................................      3

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 (unaudited).......................      3

Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited).....      4

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited).....      5

Notes to Consolidated Financial Statements (unaudited)...................................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........     18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................     29

Item 4.  Controls and Procedures.........................................................................     29

PART II. OTHER INFORMATION...............................................................................     30

Item 1.  Legal Proceedings...............................................................................     30

Item 6.  Exhibits........................................................................................     30

SIGNATURES...............................................................................................     31

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            MARCH 31,     DECEMBER 31,
                                                                              2005            2004
                                                                          ------------    ------------
                                                                                ($ IN THOUSANDS)
                                           ASSETS
Current assets:
  Cash and short-term investments ....................................    $     39,144    $     73,136
  Restricted cash ....................................................          20,442          20,338
  Receivables, net ...................................................         528,754         558,841
  Inventories ........................................................         472,131         454,015
  Prepaid expenses ...................................................          51,058         284,484
  Other current assets ...............................................          35,224          73,560
                                                                          ------------    ------------
   Total current assets ..............................................       1,146,753       1,464,374

Investments ..........................................................         468,986         470,550
Property, plant and equipment, net ...................................         590,561         610,012
Property under capital lease, net ....................................          97,654         100,179
Goodwill, net ........................................................         329,754         331,582
Other intangibles, net ...............................................          98,120          99,016
Other assets .........................................................         113,607         124,069
                                                                          ------------    ------------
   Total assets ......................................................    $  2,845,435    $  3,199,782
                                                                          ============    ============
                                 LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations ...................................    $     47,217    $     51,753
  Current portion of long-term debt ..................................           9,319          10,680
  Current portion of obligations under capital lease .................          10,510          10,378
  Accounts payable ...................................................         593,566         813,328
  Accrued expenses ...................................................         211,312         228,435
  Patronage refunds and other member equities payable ................          16,583          22,317
                                                                          ------------    ------------
   Total current liabilities .........................................         888,507       1,136,891

Long-term debt .......................................................         811,448         933,236
Obligations under capital lease ......................................          88,375          90,524
Employee benefits and other liabilities ..............................         182,964         174,877
Minority interests ...................................................           9,752           9,350

Equities:
  Capital stock ......................................................           2,041           2,059
  Member equities ....................................................         856,304         852,759
  Accumulated other comprehensive loss ...............................         (72,609)        (73,792)
  Retained earnings ..................................................          78,653          73,878
                                                                          ------------    ------------
   Total equities ....................................................         864,389         854,904
                                                                          ------------    ------------
Commitments and contingencies
Total liabilities and equities .......................................    $  2,845,435    $  3,199,782
                                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            2005              2004
                                                                       --------------    --------------
                                                                               ($ IN THOUSANDS)
Net sales .......................................................      $    2,046,425    $    2,005,618
Cost of sales ...................................................           1,864,456         1,805,816
                                                                       --------------    --------------
Gross profit ....................................................             181,969           199,802

Selling, general and administrative .............................             133,226           133,701
Restructuring and impairment charges ............................                 919               900
                                                                       --------------    --------------
Earnings from operations ........................................              47,824            65,201

Interest expense, net ...........................................              22,242            23,209
Other income, net ...............................................                 (35)           (6,187)
Equity in loss (earnings) of affiliated companies ...............                 812           (17,382)
Minority interest in earnings of subsidiaries ...................                 437             1,400
                                                                       --------------    --------------
Earnings before income taxes and discontinued operations ........              24,368            64,161

Income tax expense ..............................................               2,113            17,358
                                                                       --------------    --------------
Earnings from continuing operations .............................              22,255            46,803
Earnings (loss) from discontinued operations, net of income
taxes............................................................               2,041            (1,678)
                                                                       --------------    --------------

Net earnings ....................................................      $       24,296    $       45,125
                                                                       ==============    ==============

Applied to:
   Member equities
      Allocated patronage .......................................      $       21,539    $       20,258
      Deferred equities .........................................              (1,660)             (736)
                                                                       --------------    --------------
                                                                               19,879            19,522
      Retained earnings .........................................               4,417            25,603
                                                                       --------------    --------------
                                                                       $       24,296    $       45,125
                                                                       ==============    ==============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                         2005           2004
                                                                                     -----------     -----------
                                                                                          ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ................................................................      $    24,296     $    45,125
  (Earnings) loss from discontinued operations, net of income taxes ...........           (2,041)          1,678

  Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization ..............................................           24,714          27,176
   Amortization of deferred financing costs ...................................            3,014           2,561
   Bad debt expense ...........................................................              193             379
   Proceeds from patronage revolvement received ...............................              749           1,334
   Non-cash patronage income ..................................................             (677)           (412)
   Deferred income tax expense (benefit) ......................................            2,415            (865)
   Decrease in other assets ...................................................            4,639           2,267
   Decrease in other liabilities ..............................................             (548)           (416)
   Restructuring and impairment charges .......................................              919             900
   Gain on divestiture of businesses ..........................................               --          (1,664)
   Equity in loss (earnings) of affiliated companies ..........................              812         (17,382)
   Minority interests .........................................................              437           1,400
   Other ......................................................................              240            (476)
   Changes in current assets and liabilities, net of divestitures:
   Receivables ................................................................           28,055           7,974
   Inventories ................................................................          (24,954)        (24,926)
   Other current assets .......................................................          234,077         198,264
   Accounts payable ...........................................................         (219,762)       (176,792)
   Accrued expenses ...........................................................           20,759          11,674
                                                                                     -----------     -----------
Net cash provided by operating activities .....................................           97,337          77,799

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ..................................          (10,441)        (19,966)
  Acquisitions ................................................................          (30,106)             --
  Payments for investments ....................................................              (44)           (148)
  Net proceeds from divestiture of businesses .................................               --           7,500
  Proceeds from sale of property, plant and equipment .........................            1,708           2,438
  Dividends from investments in affiliated companies ..........................            2,248           8,671
  Increase in restricted cash .................................................             (104)            (49)
  Other .......................................................................             (204)            525
                                                                                     -----------     -----------
Net cash used by investing activities .........................................          (36,943)         (1,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt .................................................           (4,554)        (25,126)
  Proceeds from issuance of long-term debt ....................................              812          17,605
  Principal payments on long-term debt ........................................         (120,459)       (137,646)
  Principal payments on obligations under capital lease .......................           (2,579)         (2,524)
  Payments for debt issuance costs ............................................               --          (3,953)
  Payments for redemption of member equities ..................................          (19,279)        (16,308)
  Other .......................................................................             (413)            138
                                                                                     -----------     -----------
Net cash used by financing activities .........................................         (146,472)       (167,814)

Net cash provided by discontinued operations ..................................           52,086           2,300
                                                                                     -----------     -----------
Net decrease in cash and short-term investments ...............................          (33,992)        (88,744)

Cash and short-term investments at beginning of the period ....................           73,136         110,274
                                                                                     -----------     -----------
Cash and short-term investments at end of the period ..........................      $    39,144     $    21,530
                                                                                     ===========     ===========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during periods for:
  Interest ....................................................................      $    12,606     $    14,800
  Income taxes (recovered) paid ...............................................             (650)            160

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated financial statements reflect, in the opinion of the management of Land O'Lakes, Inc. (the "Company"), all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in our Annual Report on Form 10-K. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 states that the tax deduction on qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, "Accounting for Income Taxes" and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. This FSP is effective January 1, 2005, and the Company has included a $0.3 million tax benefit in its consolidated financial statements for the three months ended March 31, 2005.

2. MOARK LLC CONSOLIDATION AND ASSUMED ACQUISITION OF MINORITY INTEREST

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

      In accordance with the provisions of Interpretation No. 46 "Consolidation of Variable Interest Entities," effective July 1, 2003, the Company consolidated MoArk into its financial statements. Although Osborne has a 42.5% ownership interest in MoArk, the Company is allocated 100% of the earnings or loss from the operations of MoArk. In addition to consolidating MoArk for accounting purposes, the Company has presumed that it will acquire the remaining 42.5% in 2007. Effective July 1, 2003, the Company recorded this presumed $42.2 million payment as a long-term liability in the consolidated balance sheet as employee benefits and other liabilities at a present value of $31.6 million using an effective interest rate of 7%. The present value of this liability is $35.4 million at March 31, 2005.

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

4. RECEIVABLES

      A summary of receivables is as follows:

                                                                        MARCH 31,    DECEMBER 31,
                                                                          2005           2004
                                                                       ----------    ------------
Trade accounts ....................................................    $   76,717     $   67,687
Notes and contracts ...............................................        64,087         65,003
Notes from sale of trade receivables (see Note 5) .................       334,997        362,123
Other .............................................................        67,706         79,566
                                                                       ----------     ----------
                                                                          543,507        574,379
Less allowance for doubtful accounts ..............................        14,753         15,538
                                                                       ----------     ----------
Total receivables, net.............................................    $  528,754     $  558,841
                                                                       ==========     ==========

      A substantial portion of Land O'Lakes receivables is concentrated in agriculture as well as the wholesale and retail food industries. Collections of these receivables may be dependent upon economic returns in these industries. The Company's credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.

5. RECEIVABLES PURCHASE FACILITY

      In December 2001, the Company established a $100 million receivables purchase facility with CoBank, ACB ("CoBank"). In March 2004, the facility was expanded to $200 million. A wholly-owned, unconsolidated special purpose entity ("SPE") was established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales; accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheets. However, the Company retains credit risk related to the repayment of its notes receivable with the SPE, which, in turn, is dependent upon the credit risk of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At March 31, 2005, $140 million was outstanding under this facility, and no amounts were outstanding under this facility at December 31, 2004. The total accounts receivable sold during the three months ended March 31, 2005 and 2004 were $1,562 million and $710 million, respectively.

6. INVENTORIES

      A summary of inventories is as follows:

                                                            MARCH 31,      DECEMBER 31,
                                                              2005            2004
                                                            ---------      -----------
Raw materials............................................   $ 126,930      $   159,842
Work in process..........................................       2,050            9,216
Finished goods...........................................     343,151          284,957
                                                            ---------      -----------
Total inventories........................................   $ 472,131      $   454,015
                                                            =========      ===========

7. INVESTMENTS

    A summary of investments is as follows:

                                                              MARCH 31,     DECEMBER 31,
                                                                2005            2004
                                                            ------------    ------------
CF Industries, Inc......................................    $    213,002    $    213,002
Agriliance LLC..........................................         101,347         101,263
Ag Processing Inc.......................................          37,508          37,461
Advanced Food Products LLC .............................          29,685          31,322
CoBank, ACB.............................................          14,611          15,467
Agronomy Company of Canada Ltd..........................          10,797          10,549
Melrose Dairy Proteins, LLC.............................           8,134           7,293
Universal Cooperatives..................................           7,629           7,629
Prairie Farms Dairy, Inc................................           4,935           4,795
Other -- principally cooperatives and joint ventures....          41,338          41,769
                                                            ------------    ------------
Total investments ......................................    $    468,986    $    470,550
                                                            ============    ============

8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The carrying amount of goodwill is as follows:

                                                              MARCH 31,     DECEMBER 31,
                                                                2005            2004
                                                            ------------    ------------
Dairy Foods .............................................   $     69,904    $     69,904
Feed ....................................................        113,510         113,806
Seed ....................................................         10,456          10,465
Agronomy ................................................         56,120          57,643
Layers ..................................................         79,764          79,764
                                                            ------------    ------------
Total goodwill...........................................   $    329,754    $    331,582
                                                            ============    ============

      The decrease in goodwill of $1.8 million mainly resulted from amortization associated with investments in joint ventures and cooperatives.

OTHER INTANGIBLE ASSETS

A summary of other intangible assets is as follows:

                                                                                                       MARCH 31,     DECEMBER 31,
                                                                                                         2005            2004
                                                                                                       ---------     ------------
Amortized other intangible assets:
Patents, less accumulated amortization of $4,099 and $3,810, respectively........................      $  12,671     $     12,960
Trademarks, less accumulated amortization of $2,595 and $2,495, respectively.....................          1,746            1,845
Other intangible assets, less accumulated amortization of $15,925 and $15,373, respectively......          7,078            7,586
                                                                                                       ---------     ------------
Total amortized other intangible assets..........................................................         21,495           22,391
Total non-amortized other intangible assets -- trademarks........................................         76,625           76,625
                                                                                                       ---------     ------------

Total other intangible assets....................................................................      $  98,120     $     99,016
                                                                                                       =========     ============

      Amortization expense for the three months ended March 31, 2005 and 2004 was $0.9 million and $1.0 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.7 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 9 years.

9. DEBT OBLIGATIONS

      The Company had notes and short-term obligations of $47.2 million at March 31, 2005 and $51.8 million at December 31, 2004. The Company also has a $200 million revolving credit facility due January 2007, subject to a borrowing base limitation. At March 31, 2005, $144.1 million was available under this facility after giving effect to $55.9 million of outstanding letters of credit, which reduce availability.

      A summary of long-term debt is as follows:

                                                                                                       MARCH 31,      DECEMBER 31,
                                                                                                         2005             2004
                                                                                                       ---------      ------------
Term B loan -- paid in full in 2005.........................................................           $      --      $    118,373
Senior unsecured notes -- due 2011 (8.75%)..................................................             350,000           350,000
Senior secured notes -- due 2010 (9.00%)....................................................             175,000           175,000
MoArk LLC debt --  due 2005 through 2023 (6.34% weighted average)...........................              70,973            73,471
Industrial development revenue bonds and other secured notes payable -- due 2005 through
  2016 (.90% to 6.00%)......................................................................              14,912            14,917
Capital Securities of Trust Subsidiary -- due 2028 (7.45%)..................................             190,700           190,700
Other debt..................................................................................              19,182            21,455
                                                                                                       ---------      ------------
                                                                                                         820,767           943,916

Less current portion........................................................................               9,319            10,680
                                                                                                       ---------      ------------

Total long-term debt........................................................................           $ 811,448      $    933,236
                                                                                                       =========      ============

      During the three months ended March 31, 2005, the Company paid off the remaining balance of the Term B loan without penalty. In February 2005, the Company made a $50 million prepayment on the Term B loan, of which approximately $46.5 million was mandatory based on an excess cash flow calculation for the year ended December 31, 2004, as defined in the credit agreement. The remaining $3.5 million was optional. In March 2005, the Company made a further prepayment of the remaining $68.4 million on the Term B loan due, partly, to cash proceeds received from the disposal of assets related to its swine production operations.

      The weighted average interest rate on short-term borrowings and notes outstanding at March 31, 2005 was 4.36% and at December 31, 2004 was 4.19%. Borrowings under the revolving credit facility bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin depends on Land O'Lakes leverage ratio. Based on Land O'Lakes leverage ratio as of March 31, 2005, the LIBOR margin for the revolving credit facility is 250 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of the Company.

10. OTHER COMPREHENSIVE INCOME

Comprehensive income and the components of other comprehensive income were as follows:

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                    2005        2004
                                                                                                 ---------  -----------
Net earnings............................................................................         $  24,296  $    45,125
Change in fair value of securities......................................................               (11)         (52)
Foreign currency translation adjustment.................................................             1,194          145
                                                                                                 ---------  -----------
Total comprehensive income..............................................................         $  25,479  $    45,218
                                                                                                 =========  ===========

11. PENSION AND OTHER POSTRETIREMENT PLANS

    The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended March 31:

                                                                                                  OTHER POSTRETIREMENT
                                                                       PENSION BENEFITS                 BENEFITS
                                                                    ----------------------        --------------------
                                                                     2005           2004           2005          2004
                                                                    -------        -------        ------        ------
Service cost ..................................................     $ 4,625        $ 5,250        $  200        $  250
Interest cost .................................................       7,350          7,050         1,025         1,050
Expected return on assets .....................................      (8,400)        (8,175)           --            --
Amortization of actuarial loss ................................       2,500          1,875           683           650
Amortization of prior service cost ............................         (50)           200            75            75
Amortization of transition obligation .........................          --             --           150           150
                                                                    -------        -------        ------        ------
Net periodic benefit cost .....................................     $ 6,025        $ 6,200        $2,133        $2,175
                                                                    =======        =======        ======       =======

      During the three months ended March 31, 2005, the Company contributed $0.2 million to its defined benefit pension plans and $1.1 million to its other postretirement benefits plans.

      The Company expects to contribute approximately $12.5 million to its defined benefit pension plans and $5.9 million to its other postretirement benefits plans in 2005.

12. RESTRUCTURING AND IMPAIRMENT CHARGES

      A summary of restructuring and impairment charges is as follows:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           2005           2004
                                                          ------         -------
Restructuring charges .............................       $   --         $   400
Impairment charges ................................          919             500
                                                          ------         -------
Total restructuring and impairment charges.........       $  919         $   900
                                                          ======         =======

RESTRUCTURING CHARGES

      For the three months ended March 31, 2004, the Dairy Foods segment recorded a restructuring charge of $0.4 million related to employee severance for the closure of a facility in Volga, South Dakota.

IMPAIRMENT CHARGES

      For the three months ended March 31, 2005, the Dairy Foods segment recorded a $0.9 million charge for the write-down of fixed assets to their estimated fair value. For the three months ended March 31, 2004, the Seed segment recorded goodwill impairment charges of $0.5 million.

13. DISCONTINUED OPERATIONS

On February 25, 2005, the Company completed the sale of its swine production assets. The Company received approximately $42.0 million in net proceeds from this transaction, which resulted in a gain, net of tax, of approximately $0.1 million.

14. OTHER (INCOME) EXPENSE, NET

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                2005         2004
                                                               ------      --------
Gain on legal settlements...............................       $  (35)     $ (4,523)
Gain on divestiture of businesses.......................           --        (1,664)
                                                               ------      --------
Total other (income) expense, net.......................       $  (35)     $ (6,187)
                                                               ======      ========

      During the three months ended March 31, 2005 and 2004, the Company recognized a gain on legal settlements of $0.0 million and $4.5 million, respectively. The gains represent cash received from product suppliers against whom the Company alleged certain price-fixing claims.

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

                                                                                                             OTHER/
                                                  DAIRY FOODS     FEED      SEED    AGRONOMY     LAYERS   ELIMINATIONS  CONSOLIDATED
                                                  -----------  ---------  --------  --------   ---------  ------------  ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2005:
Net sales.......................................   $  954,895   $630,665  $352,634  $     --    $105,242  $      2,989   $2,046,425

Cost of sales(1)................................      906,979    551,024   307,319        --      97,122         2,012    1,864,456

Selling, general and administrative.............       40,762     63,361    15,334     3,753       9,508           508      133,226

Restructuring and impairment charges...........           863         --        --        --          --            56          919

Interest expense (income), net..................        8,370      7,644     1,281     2,246       3,213          (512)      22,242

Other income, net...............................           --        (35)       --        --          --            --          (35)

Equity in (earnings) loss of affiliated
 companies......................................       (1,331)      (533)       --       988       1,682             6          812

Minority interest in earnings of subsidiaries...           --        437        --        --          --            --          437
                                                   ----------   --------  --------  --------    --------  ------------   ----------
Earnings (loss) before income taxes and
 discontinued operations........................   $     (748)  $  8,767  $ 28,700  $ (6,987)   $ (6,283) $        919   $   24,368
                                                   ==========   ========  ========  ========    ========  ============   ==========

FOR THE THREE MONTHS ENDED MARCH 31, 2004:
Net sales.......................................   $  906,988   $676,979  $243,367  $     --    $175,359  $      2,925   $2,005,618

Cost of sales(1)................................      849,988    600,900   212,551        --     140,431         1,946    1,805,816

Selling, general and administrative.............       43,240     62,376    14,342     3,791       9,497           455      133,701

Restructuring and impairment charges............          400         --       500        --          --            --          900

Interest expense, net...........................        7,094      7,367     2,060     2,342       3,860           486       23,209

Other income, net...............................       (1,754)    (4,433)       --        --          --            --       (6,187)

Equity in (earnings) loss of affiliated
 companies......................................       (2,812)      (552)       --    (6,217)     (7,808)            7      (17,382)

Minority interest in earnings of subsidiaries...           --      1,400        --        --          --            --        1,400
                                                   ----------   --------  --------  --------    --------  ------------   ----------

Earnings before income taxes and discontinued
 operations.....................................   $   10,832   $  9,921  $ 13,914  $     84    $ 29,379  $         31   $   64,161
                                                   ==========   ========  ========  ========    ========  ============   ==========

(1) Cost of sales includes unrealized hedging
 (gains) losses of:
2005............................................   $     (496)  $ (3,588) $    375  $     --    $   (923) $         --   $   (4,632)
2004............................................       (8,465)    (5,483)    2,853        --      (2,052)           --      (13,147)

16. SUBSEQUENT EVENT

      In April 2005, the Company received notice of a withdrawal request for $6.3 million related to The Central States, Southeast and Southwest Areas Pension Fund. Land O'Lakes is a participant in this fund, which relates to union employees at certain of its plants. Withdrawals are triggered by certain specified events. Land O'Lakes intends to appeal the withdrawal notice. Under the law, however, we are required to begin making monthly payments of approximately $140,000 until such time that our appeal is resolved. The Company expects to pay as much as $1 million in 2005.

17. CONSOLIDATING FINANCIAL INFORMATION

      The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly-owned and majority-owned subsidiaries and limited liability companies (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

      The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of operations and cash flow information for Land O'Lakes, Guarantor Subsidiaries and Land O'Lakes other subsidiaries and limited liability companies (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2005

                                                            LAND
                                                          O'LAKES,       WHOLLY-
                                                            INC.         OWNED            NON-
                                                           PARENT     CONSOLIDATED      GUARANTOR
                                                          COMPANY      GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                         ----------   ------------    ------------    ------------    ------------
                                                              ASSETS
Current assets:
  Cash and short-term investments....................    $   31,063   $    (14,529)   $     22,610    $         --    $     39,144
  Restricted cash....................................        20,442             --              --              --          20,442
  Receivables, net...................................       374,097        129,929         106,558        (81,830)         528,754
  Inventories........................................       265,208        150,244          56,679              --         472,131
  Prepaid expenses...................................        38,977          6,701           5,380              --          51,058
  Other current assets...............................        23,121          8,339           3,764              --          35,224
                                                         ----------   ------------    ------------    ------------    ------------
       Total current assets..........................       752,908        280,684         194,991         (81,830)      1,146,753

Investments..........................................     1,122,233         18,404           7,963        (679,614)        468,986
Property, plant and equipment, net...................       200,611        229,967         159,983              --         590,561
Property under capital lease, net....................            --             --          97,654              --          97,654
Goodwill, net........................................       184,374         81,295          64,085              --         329,754
Other intangibles, net...............................           671         94,372           3,077              --          98,120
Other assets.........................................        44,115         33,162          49,934         (13,604)        113,607
                                                         ----------   ------------    ------------    ------------    ------------
       Total assets..................................    $2,304,912   $    737,884    $    577,687    $   (775,048)   $  2,845,435
                                                         ==========   ============    ============    ============    ============

                                                     LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations...................    $       --   $       (435)   $     91,403    $    (43,751)   $     47,217
  Current portion of long-term debt..................         2,247         38,539           7,023         (38,490)          9,319
  Current portion of obligations under capital
    lease............................................            --             --          10,510              --          10,510
  Accounts payable...................................       409,182        149,263          39,314          (4,193)        593,566
  Accrued expenses...................................       133,359         62,411          15,542              --         211,312
  Patronage refunds and other
    member equities payable..........................        16,511             --              72              --          16,583
                                                         ----------   ------------    ------------    ------------    ------------
       Total current liabilities.....................       561,299        249,778         163,864         (86,434)        888,507

Long-term debt.......................................       736,214          9,360          74,874          (9,000)        811,448
Obligations under capital lease......................            --             --          88,375              --          88,375
Employee benefits and other liabilities..............       143,010         28,068          11,886              --         182,964
Minority interests...................................            --          3,487           6,265              --           9,752

Equities:
  Capital stock......................................         2,041        280,111         142,036        (422,147)          2,041
  Member equities....................................       856,304             --              --              --         856,304
  Accumulated other comprehensive loss...............       (72,609)          (625)             --             625         (72,609)
  Retained earnings..................................        78,653        167,705          90,387        (258,092)         78,653
                                                         ----------   ------------    ------------    ------------    ------------
       Total equities................................       864,389        447,191         232,423        (679,614)        864,389
                                                         ----------   ------------    ------------    ------------    ------------
Commitments and contingencies
Total liabilities and equities.......................    $2,304,912   $    737,884    $    577,687    $   (775,048)   $  2,845,435
                                                         ==========   ============    ============    ============    ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                             LAND         WHOLLY-
                                                            O'LAKES,       OWNED            NON-
                                                          INC.PARENT    CONSOLIDATED     GUARANTOR
                                                            COMPANY      GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                          -----------   ------------    ------------   ------------    ------------
Net sales .............................................   $ 1,096,586   $    730,402    $    219,437   $         --    $  2,046,425
Cost of sales .........................................     1,011,063        645,284         208,109             --       1,864,456
                                                          -----------   ------------    ------------   ------------    ------------
Gross profit ..........................................        85,523         85,118          11,328             --         181,969

Selling, general and administrative ...................        56,293         65,517          11,416             --         133,226
Restructuring and impairment charges ..................           919             --              --             --             919
                                                          -----------   ------------    ------------   ------------    ------------
Earnings (loss) from operations .......................        28,311         19,601             (88)            --          47,824

Interest expense, net .................................        19,923            459           1,860             --          22,242
Other income, net .....................................           (28)            (7)             --             --             (35)
(Equity) loss in earnings of affiliated companies .....       (16,287)          (520)          1,682         15,937             812
Minority interest in earnings of subsidiaries .........            --            295             142             --             437
                                                          -----------   ------------    ------------   ------------    ------------
Earnings (loss) before income taxes and discontinued
   operations .........................................        24,703         19,374          (3,772)       (15,937)         24,368

Income tax expense (benefit) ..........................         2,448            164            (499)            --           2,113
                                                          -----------   ------------    ------------   ------------    ------------
Earnings (loss) before discontinued operations ........        22,255         19,210          (3,273)       (15,937)         22,255

Earnings from discontinued operations, net of
   income taxes .......................................         2,041             --              --             --           2,041
                                                          -----------   ------------    ------------   ------------    ------------
Net earnings (loss) ...................................   $    24,296   $     19,210    $     (3,273)  $    (15,937)   $     24,296
                                                          ===========   ============    ============   ============    ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                             LAND         WHOLLY-
                                                        O'LAKES, INC.      OWNED         NON-
                                                            PARENT     CONSOLIDATED    GUARANTOR
                                                           COMPANY      GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                        -------------  ------------  ------------  ------------  ------------
Cash flows from operating activities:
Net earnings (loss) ..................................    $  24,296     $  19,210     $  (3,273)    $ (15,937)    $  24,296
Earnings from discontinued operations, net of income
   taxes .............................................       (2,041)           --            --            --        (2,041)

Adjustments to reconcile net earnings (loss)
   to net cash (used) provided by operating
   activities:
   Depreciation and amortization .....................       11,388         6,857         6,469            --        24,714
   Amortization of deferred financing costs ..........        2,393            --           621            --         3,014
   Bad debt expense ..................................          193            --            --            --           193
   Proceeds from patronage revolvement received ......          749            --            --            --           749
   Non-cash patronage income .........................         (212)         (465)           --            --          (677)
   Deferred income tax expense .......................        2,415            --            --            --         2,415
   Decrease (increase) in other assets ...............       13,571        (1,585)       (2,318)       (5,029)        4,639
   Decrease in other liabilities .....................          (72)         (222)         (254)           --          (548)
   Restructuring and impairment charges ..............          919            --            --            --           919
   Equity in (earnings) loss of affiliated
    companies ........................................      (16,287)         (520)        1,682        15,937           812
   Minority interests ................................           --           295           142            --           437
   Other .............................................          140           (73)          173            --           240
Changes in current assets and liabilities, net of
    acquisitions and divestitures:
   Receivables .......................................     (212,621)      128,708         3,426       108,542        28,055
   Inventories .......................................      (24,437)        4,327        (4,844)           --       (24,954)
   Other current assets ..............................      228,830         3,022         2,225            --       234,077
   Accounts payable ..................................     (220,396)       17,465        (4,290)      (12,541)     (219,762)
   Accrued expenses ..................................       15,179         8,508        (2,928)           --        20,759
                                                          ---------     ---------     ---------     ---------     ---------
Net cash (used) provided by operating
   activities ........................................     (175,993)      185,527        (3,169)       90,972        97,337

Cash flows from investing activities:
 Additions to property, plant and equipment ..........       (7,707)       (2,005)         (729)           --       (10,441)
 Acquisitions ........................................      (30,106)           --            --            --       (30,106)
 Payments for investments ............................       (7,523)          (21)           --         7,500           (44)
 Proceeds from sale of property, plant and
   equipment .........................................          238         1,465             5            --         1,708
 Dividends from investments in affiliated
   companies .........................................        2,020           200            28            --         2,248
 Increase in restricted cash .........................         (104)           --            --            --          (104)
 Other ...............................................        1,855          (343)       (1,716)           --          (204)
                                                          ---------     ---------     ---------     ---------     ---------
Net cash (used) provided by investing activities .....      (41,327)         (704)       (2,412)        7,500       (36,943)

Cash flows from financing activities:
 Increase (decrease) in short-term debt ..............       81,703         1,149         3,566       (90,972)       (4,554)
 Proceeds from issuance of long-term debt ............          812            --            --            --           812
 Principal payments on long-term debt ................     (115,485)          (28)       (4,946)           --      (120,459)
 Principal payments on obligations under
   capital lease .....................................           --            --        (2,579)           --        (2,579)
 Distribution to members .............................      183,830      (183,830)           --            --            --
 Payments for redemption of member equities ..........      (19,279)           --            --            --       (19,279)
 Other ...............................................         (413)           --         7,500        (7,500)         (413)
                                                          ---------     ---------     ---------     ---------     ---------
Net cash provided (used) by financing activities .....      131,168      (182,709)        3,541       (98,472)     (146,472)

Net cash provided by discontinued operations .........       52,086            --            --            --        52,086
                                                          ---------     ---------     ---------     ---------     ---------
Net (decrease) increase in cash ......................      (34,066)        2,114        (2,040)           --       (33,992)

Cash and short-term investments at beginning
   of period .........................................       65,129       (16,643)       24,650            --        73,136
                                                          ---------     ---------     ---------     ---------     ---------
Cash and short-term investments at end of
   period ............................................    $  31,063     $ (14,529)    $  22,610     $      --     $  39,144
                                                          =========     =========     =========     =========     =========

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2004

                                                   LAND         WHOLLY-
                                              O'LAKES, INC.      OWNED         NON-
                                                  PARENT     CONSOLIDATED    GUARANTOR
                                                 COMPANY      GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                              -------------  ------------  ------------  ------------  ------------
                                                       ASSETS
Current assets:
 Cash and short-term investments ...........   $    65,129   $   (16,643)   $    24,650  $        --   $    73,136
 Restricted cash ...........................        20,338            --             --           --        20,338
 Receivables, net ..........................       380,149       259,080        109,984     (190,372)      558,841
 Inventories ...............................       247,609       154,571         51,835           --       454,015
 Prepaid expenses ..........................       270,717         6,835          6,932           --       284,484
 Other current assets ......................        57,897        11,226          4,437           --        73,560
                                               -----------   -----------    -----------  -----------   -----------
  Total current assets .....................     1,041,839       415,069        197,838     (190,372)    1,464,374

Investments ................................     1,283,735        17,254          9,651     (840,090)      470,550
Property, plant and equipment, net .........       213,786       235,286        160,940           --       610,012
Property under capital lease, net ..........            15            --        100,164           --       100,179
Goodwill, net ..............................       184,323        83,098         64,161           --       331,582
Other intangibles, net .....................         2,484        93,373          3,159           --        99,016
Other assets ...............................        46,607        33,943         52,094       (8,575)      124,069
                                               -----------   -----------    -----------  -----------   -----------
  Total assets .............................   $ 2,772,789   $   878,023    $   588,007  $(1,039,037)  $ 3,199,782
                                               ===========   ===========    ===========  ===========   ===========

                                             LIABILITIES AND EQUITIES

Current liabilities:
 Notes and short-term obligations ..........   $    90,944   $       990    $    94,827  $  (135,008)  $    51,753
 Current portion of long-term debt .........         3,457        38,263          7,165      (38,205)       10,680
 Current portion of obligations
  under capital lease ......................            --            --         10,378           --        10,378
 Accounts payable ..........................       654,660       131,798         43,604      (16,734)      813,328
 Accrued expenses ..........................       156,062        53,903         18,470           --       228,435
 Patronage refunds and other member
  equities payable .........................        22,245            72             --           --        22,317
                                               -----------   -----------    -----------  -----------   -----------
  Total current liabilities ................       927,368       225,026        174,444     (189,947)    1,136,891

Long-term debt .............................       856,070         9,474         76,692       (9,000)      933,236
Obligations under capital lease ............            --            --         90,524           --        90,524
Employee benefits and other
  liabilities ..............................       134,447        28,289         12,141           --       174,877
Minority interests .........................            --         3,192          6,158           --         9,350

Equities:
 Capital stock .............................         2,059       463,941        134,536     (598,477)        2,059
 Member equities ...........................       852,759            --             --           --       852,759
 Accumulated other comprehensive loss ......       (73,792)         (500)            --          500       (73,792)
 Retained earnings .........................        73,878       148,601         93,512     (242,113)       73,878
                                               -----------   -----------    -----------  -----------   -----------
  Total equities ...........................       854,904       612,042        228,048     (840,090)      854,904
                                               -----------   -----------    -----------  -----------   -----------
Commitments and contingencies
  Total liabilities and equities ...........   $ 2,772,789   $   878,023    $   588,007  $(1,039,037)  $ 3,199,782
                                               ===========   ===========    ===========  ===========   ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                LAND         WHOLLY-      MAJORITY-
                                           O'LAKES, INC.      OWNED         OWNED         NON-
                                               PARENT     CONSOLIDATED  CONSOLIDATED    GUARANTOR
                                              COMPANY      GUARANTORS    GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           -------------  ------------  ------------  ------------  ------------  ------------
Net sales ...............................   $ 1,035,927    $    78,792  $   646,734    $   244,165  $        --   $ 2,005,618
Cost of sales ...........................       953,149         68,772      573,536        210,359           --     1,805,816
                                            -----------    -----------  -----------    -----------  -----------   -----------
   Gross profit .........................        82,778         10,020       73,198         33,806           --       199,802

Selling, general and administrative .....        58,727          3,784       60,073         11,117           --       133,701
Restructuring and impairment charges ....           900             --           --             --           --           900
                                            -----------    -----------  -----------    -----------  -----------   -----------
   Earnings from operations .............        23,151          6,236       13,125         22,689           --        65,201

Interest expense (income), net ..........        20,982            776         (688)         2,139           --        23,209
Other income, net .......................        (5,898)            --         (289)            --           --        (6,187)
Equity in (earnings) loss of
  affiliated companies ..................       (53,087)            --         (542)        (7,808)      44,055       (17,382)
Minority interest in earnings of
  subsidiaries ..........................         1,222             --           --            178           --         1,400
                                            -----------    -----------  -----------    -----------  -----------   -----------
Earnings (loss) before income taxes
  and discontinued operations ...........        59,932          5,460       14,644         28,180      (44,055)       64,161

Income tax expense ......................        13,129             58           --          4,171           --        17,358
                                            -----------    -----------  -----------    -----------  -----------   -----------

Earnings (loss) before discontinued
  operations ............................        46,803          5,402       14,644         24,009      (44,055)       46,803

Loss from discontinued operations,
  net of income taxes ...................        (1,678)            --           --             --           --        (1,678)
                                            -----------    -----------  -----------    -----------  -----------   -----------
Net earnings (loss) .....................   $    45,125    $     5,402  $    14,644    $    24,009  $   (44,055)  $    45,125
                                            ===========    ===========  ===========    ===========  ===========   ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                    LAND          WHOLLY-      MAJORITY-
                                                O'LAKES, INC.      OWNED         OWNED         NON-
                                                   PARENT      CONSOLIDATED  CONSOLIDATED    GUARANTOR
                                                   COMPANY      GUARANTORS    GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                -------------  ------------  ------------  ------------  ------------  ------------
Cash flows from operating activities:
Net earnings (loss) ..........................    $  45,125     $   5,402     $  14,644     $  24,009     $ (44,055)    $  45,125
Loss from discontinued operations, net of
  income tax benefit .........................        1,678            --            --            --            --         1,678

Adjustments to reconcile net earnings (loss)
  to net cash (used) provided by operating
  activities:
  Depreciation and amortization ..............       12,087           512         8,915         5,662            --        27,176
  Amortization of deferred financing costs ...        2,425            --            --           136            --         2,561
  Bad debt expense ...........................          343            --            36            --            --           379
  Proceeds from patronage revolvement
   received ..................................        1,334            --            --            --            --         1,334
  Non-cash patronage income ..................         (347)           --           (65)           --            --          (412)
  Deferred income tax expense ................         (865)           --            --            --            --          (865)
  (Increase) decrease in other assets ........       (2,042)        1,110         1,455         1,657            87         2,267
  (Decrease) increase in other liabilities ...         (627)       (1,256)          607           228           632          (416)
  Restructuring and impairment charges .......          900            --            --            --            --           900
  Gain on divestiture of business ............       (1,664)           --            --            --            --        (1,664)
  Equity in (earnings) loss of affiliated
   companies .................................      (53,087)           --          (542)       (7,808)       44,055       (17,382)
  Minority interests .........................        1,222            --            --           178            --         1,400
  Other ......................................         (269)           --          (207)           --            --          (476)
Changes in current assets and liabilities,
   net of acquisitions and divestitures:
  Receivables ................................      (99,418)       (8,762)        5,917           (29)      110,266         7,974
  Inventories ................................       (2,880)       (1,548)      (12,017)       (8,481)           --       (24,926)
  Other current assets .......................      205,582        (1,358)       (1,416)       (4,544)           --       198,264
  Accounts payable ...........................     (154,975)        5,347        (2,189)       12,238       (37,213)     (176,792)
  Accrued expenses ...........................       31,805         7,075       (12,565)          503       (15,144)       11,674
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Net cash (used) provided by operating
  activities .................................      (13,673)        6,522         2,573        23,749        58,628        77,799

Cash flows from investing activities:
  Additions to property, plant and equipment..       (3,871)           (5)       (2,508)      (13,582)           --       (19,966)
  Payments for investments ...................       (8,648)           --            --            --         8,500          (148)
  Net proceeds from divestiture of business ..        7,500            --            --            --            --         7,500
  Proceeds from sale of property, plant and
   equipment .................................        2,336            --           102            --            --         2,438
  Dividends from investments in affiliated
   companies .................................        8,571            --           100            --            --         8,671
  Increase in restricted cash ................          (49)           --            --            --            --           (49)
  Other ......................................          810            --          (285)           --            --           525
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Net cash provided (used) by investing
  activities .................................        6,649            (5)       (2,591)      (13,582)        8,500        (1,029)

Cash flows from financing activities:
  Increase (decrease) in short-term debt .....       54,029            27            18       (20,572)      (58,628)      (25,126)
  Proceeds from issuance of long-term debt ...       12,934            --            --         4,671            --        17,605
  Principal payments on long-term debt .......     (132,798)       (4,848)           --            --            --      (137,646)
  Principal payments on obligations under
   capital lease .............................           --            --            --        (2,524)           --        (2,524)
  Payments for redemption of member equities..      (16,308)           --            --            --            --       (16,308)
  Payments for debt issuance costs ...........       (3,953)           --            --            --            --        (3,953)
  Other ......................................          138            --            --         8,500        (8,500)          138
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Net cash (used) provided by financing
 activities ..................................      (85,958)       (4,821)           18        (9,925)      (67,128)     (167,814)
Net cash provided by discontinued operations..        2,300            --            --            --            --         2,300
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Net (decrease) increase in cash ..............      (90,682)        1,696            --           242            --       (88,744)
Cash and short-term investments at beginning
 of period ...................................       99,753         4,207            --         6,314            --       110,274
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Cash and short-term investments at end of
 period ......................................    $   9,071     $   5,903      $     --     $   6,556        $   --     $  21,530
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

OVERVIEW

GENERAL

      We operate our business predominantly in the United States in five segments: dairy foods, feed, seed, agronomy and layers. For the three months ended March 31, 2005, we reported net sales of $2.0 billion and net earnings of $24.3 million compared to net sales of $2.0 billion and net earnings of $45.1 million for the three months ended March 31, 2004. A steep decline in egg market prices and a reduction in after-tax unrealized hedging gains were the primary reasons for the net earnings decline. These were partially offset by strong volumes and margins in the seed segment.

      In April 2004 and June 2004, we announced our intention to reposition our layers and swine segments, respectively, for strategic growth. We are continuing to evaluate various repositioning alternatives for layers. In February 2005, we sold our swine production assets to Maschhoff West LLC for net proceeds of $42.0 million, which resulted in a gain, net of tax, of approximately $0.1 million.

UNCONSOLIDATED BUSINESSES

      We have investments in certain entities that are not consolidated in our financial statements. Equity in losses from our unconsolidated businesses were $0.8 million for the three months ended March 31, 2005 compared to equity in earnings of $17.4 million for the three months ended March 31, 2004. Our investment in unconsolidated businesses amounted to $469.0 million at March 31, 2005 and $470.6 million at December 31, 2004. Cash flow from our equity investments for the three months ended March 31, 2005 was $2.2 million compared to $8.7 million for the three months ended March 31, 2004.

      Agriliance LLC and CF Industries, Inc. constitute the most significant of our investments in unconsolidated businesses, both of which are reflected in our agronomy segment results. Agriliance is a distributor of agricultural inputs and is owned equally by Land O'Lakes and CHS Inc. CF Industries is an inter-regional cooperative in which we have a 38% ownership interest based on our member product purchases. Our ownership in Agriliance is accounted for under the equity method and our interest in CF Industries is accounted for on a cost basis. Our investments in, and earnings from, Agriliance and CF Industries were as follows as of and for the three months ended:

                                         March 31,
                                   --------------------
                                      2005        2004
                                   --------    --------
                                       (in millions)
AGRILIANCE:
  Investment .................     $  101.3    $   98.8
  Equity in earnings .........          0.1         6.7
CF INDUSTRIES:
  Investment .................     $  213.0*   $  249.5
  Patronage income ...........           --          --

* The investment in CF Industries was impaired by $36.5 million during 2004.

      For the three months ended March 31, 2005, Agriliance reported net earnings of $0.2 million, $13.1 million less than net earnings of $13.3 million for the three months ended March 31, 2004. Year-to-date sales of crop protection products are down 11% compared to prior year sales and earnings are down $10.7 million due to product mix and continued devaluation related to products losing patent protection. Year-to-date volumes in crop nutrients are up 22% from last year but, even with the increased volumes, crop nutrient earnings are down $3.0 million due to low margins in nitrogen-based products, partially offset by higher potash margins. We received no cash distributions from Agriliance during the three months ended March 31, 2005 and 2004 since Agriliance typically does not pay dividends until the third or fourth quarter. We expect to receive dividends for the year ended December 31, 2005 which would approximate dividends received in 2004.

      Due to the strength of the crop nutrient markets, CF Industries was profitable for the three month period ended March 31, 2005. Since CF Industries is a cooperative, we only receive earnings from our investment when the cooperative allocates and distributes patronage to us. No patronage was allocated and distributed to us in the three months ended March 31, 2005, nor has any patronage been allocated to us in the last five years because CF Industries realized losses from 1998 to 2003. We anticipate that no patronage allocations will occur until these losses have been recouped.

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

DAIRY AND AGRICULTURAL COMMODITY INPUTS AND OUTPUTS

      Many of our products, particularly in our dairy foods, feed and layers segments, use dairy or agricultural commodities as inputs or constitute dairy or agricultural commodity outputs. Consequently, our results are affected by the cost of commodity inputs and the market price of commodity outputs. Government regulation of the dairy industry and industry practices in animal feed tend to stabilize margins in those segments but do not protect against large movements in either input costs or output prices.

      Dairy Foods. Raw milk is the major commodity input for our dairy foods segment. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the three months ended March 31, 2005, bulk cheese, which is generally priced the date of make, represented approximately 9% of the dairy foods segment's net sales.

      We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the three months ended March 31, 2005, branded, private label, deli and foodservice net sales of butter and cheese products represented approximately 33% of the dairy foods net sales.

      Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. The per-pound market price of butter averaged $1.58 for the three months ended March 31, 2005, compared to $1.74 for the three months ended March 31, 2004. The per-pound market price for butter on December 31, 2004 was $1.54. In the past three years, the lowest average monthly market price for butter was $0.96 in September 2002 and the highest average monthly market price was $2.21 in April 2004. The per-pound market price for block cheese averaged $1.54 for the three months ended March 31, 2005, compared to $1.49 for the three months ended March 31, 2004. In the past three years, the lowest monthly market price for block cheese was $1.07 in March 2003 and the highest monthly market price was $2.14 in April 2004. The per-pound market price for block cheese on December 31, 2004 was $1.49.

      We maintain a sizable dairy manufacturing presence in the Upper Midwest. Milk production in the region is stable to slightly up for the three months ended March 31, 2005 versus 2004 due to lower feed prices coupled with higher milk prices. There continues to be sufficient milk to meet manufacturing requirements. We continue to explore additional initiatives to improve our Upper Midwest dairy infrastructure in an effort to increase efficiencies and reduce costs.

      Margins on our mozzarella and whey products decreased $5.3 million for the three months ended March 31, 2005 compared to the same period for 2004 due to product mix and volume declines from soft market demand. As of June 30, 2004, we completed the phase two expansion of our new Tulare, California mozzarella cheese manufacturing facility, Cheese & Protein International LLC ("CPI"), which doubled the plant capacity to approximately 6 million pounds of milk per day. We expect pretax losses at CPI to continue through 2005. CPI is expected to be profitable in 2006.

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

      As dairy production has shifted from the Upper Midwest to the Western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of lower inclusion supplemental feeds and simple blends. Complete feed is manufactured feed which meets the complete nutritional requirements of animals, whereas a simple blend is a blending of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional needs; a supplemental feed is somewhere between these two. Simple blends tend to have lower margins than supplemental feeds, and both have lower margins than complete feeds. This change in product mix is a result of differences in industry practices. Dairy producers in the Western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our western feed region and increases in our subsidiaries that manufacture premixes in the western area. In addition, the increase in vertical integration of swine and poultry producers has impacted our feed product mix by increasing sales of lower-margin feed products.

      We have seen continued erosion of commodity feed volumes, mainly related to producer integration in the swine and poultry sectors as well as conscious efforts made by management to exit some of this low-income business and place increased focus on value-added business. We expect continued pressure on volumes in dairy, poultry and swine feed to continue in 2005 as further integration occurs in the swine and dairy industries.

      Layers. MoArk produces and markets shell eggs and liquid egg products. MoArk's sales and earnings fluctuate depending on egg prices. For the three months ended March 31, 2005, egg prices averaged $0.74 per dozen, as measured by the Urner Barry (South Central) market, compared to egg prices of $1.21 per dozen for the three months ended March 31, 2004. We believe that egg market prices will remain depressed through the remainder of 2005 due to excess capacity in the industry and the diminishing popularity of high-protein diets.

DERIVATIVE COMMODITY INSTRUMENTS

      We use derivative commodity instruments, primarily futures contracts, to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked-to-market each month and these unrealized gains or losses ("unrealized hedging gains and losses") are recognized in our earnings and are fully taxed and applied to retained earnings on our balance sheet. We recorded pre-tax unrealized hedging gains of $6.9 million and pre-tax unrealized hedging gains of $13.1 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2004

Overview of Results

      Our net earnings were $24.3 million for the three months ended March 31, 2005 compared to $45.1 million for the three months ended March 31, 2004. Net earnings included income tax expense of $2.1 million and $17.4 million for the three months ended March 31, 2005 and 2004, respectively. The primary reasons for the decrease in net earnings were a $15.5 million decrease in layers net earnings, excluding equity in losses of affiliated companies, which resulted from a steep decline in egg market prices, and a decrease in equity in earnings from affiliates of $11.2 million. A decrease in after-tax unrealized hedging gains of $3.8 million also contributed to the decreased earnings. These were partially offset by an increase in seed net earnings of $9.1 million.

Net Sales

      Net sales for the three months ended March 31, 2005 increased $40.8 million, or 2.0%, to $2,046.4 million compared to the same period in 2004. Increases in seed and dairy foods sales of $157.1 million compared to the three months ended March 31, 2004 were partially offset by declines in layers and feed sales of $116.5 million from the prior year. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Gross Profit

      Gross profit for the three months ended March 31, 2005 decreased $17.8 million, or 8.9%, to $182.0 million compared to $199.8 million for the three months ended March 31, 2004. The primary reasons for the decrease were a $25.7 million decline in layers gross profit (excluding unrealized hedging gains) due to a drop in egg market prices and a decrease in unrealized hedging gains of $8.5 million, mainly in the dairy foods segment. Partially offsetting these decreases were strong margins and volumes in the seed segment increasing gross profit by $14.5 million. Gross profit as a percent of net sales decreased 1.1 percentage points to 8.9% for the three months ended March 31, 2005 compared to 10.0% for the same period in 2004. The primary reasons for the decline were a steep decline in egg market prices and smaller unrealized hedging gains for the three months ended March 31, 2005 versus the same period for 2004. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Selling, General and Administrative Expense

      Selling, general and administrative expense for the three months ended March 31, 2005 decreased $0.5 million to $133.2 million compared to $133.7 million for the three months ended March 31, 2004. The decrease was primarily due to reduced advertising and promotional expense, mostly in the feed segment, of $3.8 million for the three months ended March 31, 2005 compared to the prior year. A partial offset came from an increase in selling expenses of $3.1 million for the three months ended March 31, 2005 compared to the same period in 2004. Selling, general and administrative expense as a percent of net sales decreased
0.2 percentage points to 6.5% for the three months ended March 31, 2005 from 6.7% for the three months ended March 31, 2004. The decline as a percent of net sales was primarily due to the reduced advertising and promotion expenses that covered an increased level of sales.

Restructuring and Impairment Charges

      For the three months ended March 31, 2005, we had restructuring and impairment charges of $0.9 million compared to $0.9 million for the same period in 2004. For the three months ended March 31, 2005, dairy foods recorded an asset impairment of $0.9 million related to whey protein production fixed assets at the Pine Island, MN facility. For the three months ended March 31, 2004, we incurred a $0.5 million impairment of goodwill in the seed segment and a $0.4 million restructuring charge related to the closure of our Volga, SD cheese facility.

Interest Expense, Net

      Interest expense, net of interest income, was $22.2 million for the three months ended March 31, 2005 compared to $23.2 million for the three months ended March 31, 2004. Changes in our debt structure reduced interest expense by $0.6 million for the three months ended March 31, 2005 compared to the same period for the prior year. In addition, interest expense for MoArk, LLC decreased $0.5 million.

Equity in Losses (Earnings) of Affiliated Companies

      For the three months ended March 31, 2005, equity in losses of affiliated companies was $0.8 million compared to $17.4 million of equity in earnings for the three months ended March 31, 2004, resulting in an $18.2 million decrease year over year. Equity in losses from joint venture investments held by MoArk was $1.7 million for the three months ended March 31, 2005, versus $7.8 million of equity in earnings for 2004, which resulted in a $9.5 million increase in losses. Equity in earnings from Agriliance was $0.1 million for the three months ended March 31, 2005, which was a $6.6 million decrease from the same period last year. A discussion of net earnings for Agriliance can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Unconsolidated Businesses."

Income Taxes

      We recorded income tax expense of $2.1 million for the three months ended March 31, 2005 compared to $17.4 million for the three months ended March 31, 2004. The decrease in income tax expense resulted primarily from a reduction of equity in earnings of $18.2 million for the three months ended March 31, 2005 compared to 2004 and a decrease in unrealized hedging gains to $6.9 million for the three months ended March 31, 2005 from $13.1 million in 2004.

Net Sales and Gross Profit by Business Segment

      Our reportable segments consist of business units that offer similar products and services and/or similar customers. We have five segments: dairy foods, feed, seed, agronomy and layers. Our agronomy segment consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method, and our 38% interest in CF Industries, which is accounted for on a cost basis. Accordingly, no sales or gross profit are recorded for the agronomy segment. A discussion of net earnings for Agriliance and CF Industries can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Unconsolidated Businesses."

DAIRY FOODS

                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                   ------------------------------------
           (in millions)             2005         2004       % CHANGE
                                   ----------  -----------  -----------
Net sales........................  $   954.9   $    907.0        5.3%
Gross profit.....................       47.9         57.0      (16.0)%

    Gross profit % of net sales          5.0%         6.3%

Net Sales

      Net sales for the three months ended March 31, 2005 increased $47.9 million, or 5.3%, compared to the three months ended March 31, 2004. The largest single increase for the three months ended March 31, 2005 was in the Cheese & Protein International joint venture. The plant has doubled its capacity in the past year and is continuing to increase sales, up $43.0 million over the same period last year. Industrial cheese sales increased $11.9 million compared to the same period in 2004. Sales through our wholesale milk marketing program increased $5.8 million compared to the same period in 2004 due primarily to increases in milk market prices. Net sales increased by $16.6 million in spreads and foodservice cheese and other products. Partially offsetting these increases were decreases in butter, retail cheese and deli cheese net sales of $29.4 million, primarily due to volume declines compared to the same period in 2004.

Gross Profit

      Gross profit for the three months ended March 31, 2005 decreased $9.1 million compared to the three months ended March 31, 2004. Gross profit for industrial cheese decreased $2.1 million for the three months ended March 31, 2005 versus the same period in 2004. Unrealized hedging gains of $0.5 million for the three months ended March 31, 2005 compared to gains of $8.5 million for the three months ended March 31, 2004 resulted in an $8.0 million reduction in gross profit. Gross profit for value-added cheese decreased $4.6 million due to the mix of products sold and decreased volumes during the three months ended March 31, 2005 compared to prior year. In spite of decreased volumes, gross profit for butter and spreads increased $6.7 million. Gross profit as a percent of net sales decreased from 6.3% to 5.0% for the three months ended March 31, 2004 versus 2005, respectively, primarily due to the decrease in unrealized hedging gains.

FEED

                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                   ------------------------------------
          (in millions)              2005         2004       % CHANGE
                                   ----------  -----------  -----------
Net sales........................  $   630.7   $    677.0      (6.8)%
Gross profit.....................       79.6         76.1       4.6 %

    Gross profit % of net sales         12.6%        11.2%

Net Sales

      Net sales for the three months ended March 31, 2005 decreased $46.3 million, or 6.8%, compared to the three months ended March 31, 2004. Ingredient sales decreased $42.0 million, or 1.5%. The primary reason for the decrease was due to lower commodity prices for the three months ended March 31, 2005 compared to 2004 and partly due to lower sales volumes. Formula feed sales, which includes lifestyle and livestock feeds decreased $14.0 million due to lower commodity prices. However, some of the decrease was offset by higher volumes of our lifestyle feed products, primarily companion animal feeds, largely due to continued focused efforts in our alternative channel, private label, business, as well as increased sales of horse feed due to new product introductions and increased distribution. Sales at our Land O'Lakes Purina Feed subsidiaries increased $9.5 million due to increased sales of premix feed products.

Gross Profit

      Gross profit for the three months ended March 31, 2005 increased $3.5 million, or 4.6%, compared to the three months ended March 31, 2004. Formula feed gross profit increased $8.1 million largely due to favorable pricing opportunities in a relatively stable market for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Offsetting this increase was a $2.6 million decrease in ingredients due to fewer purchasing opportunities in a stable market as opposed to the rising market we experienced in the three months ended March 31, 2004. Unrealized hedging gains of $3.6 million for the three months ended March 31, 2005 compared to $5.5 million for 2004 also resulted in a reduction in gross profit of $1.9 million. Gross profit as a percent of net sales was 12.6% for the three months ended March 31, 2005 compared to 11.2% for the three months ended March 31, 2004. The increase is primarily due to an increase in formula feed gross profit.

SEED

                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                   ------------------------------------
           (in millions)             2005         2004       % CHANGE
                                   ----------  -----------  -----------
Net sales........................  $   352.6   $    243.4      44.9%
Gross profit.....................       45.3         30.8      47.1%
    Gross profit % of net sales         12.8%        12.7%

Net Sales

      Net sales for the three months ended March 31, 2005 increased $109.2 million, or 44.9%, to $352.6 million, compared to net sales of $243.4 million for the three months ended March 31, 2004. Sales of higher priced traited product, volume growth and an early spring caused an increase in corn sales of $63.5 million, or 52.8%. Soybean sales increased $40.0 million in 2005, or 57.3%, as a result of a higher sales price and increased volumes in partnered brands. Strong volumes increased alfalfa sales $3.8 million, or 16.5%. Volume increases in other seed categories resulted in a sales increase of $2.0 million. We estimate that approximately $42 million of the total sales increase for the three months ended March 31, 2005, was due to the timing of warehousing programs and an early spring.

Gross Profit

      Gross profit for the three months ended March 31, 2005 increased $14.5 million, or 47.1%, to $45.3 million, compared to gross profit of $30.8 million for the three months ended March 31, 2004. Gross profit for alfalfa increased $3.6 million, or 55.4%, due to strong volumes and a lower cost base. Corn gross profit increased by $5.6 million, or 41.2%, primarily as a result of volume growth. Soybean gross profit increased by $2.9 million, or 30.5%, due to strong volumes of partnered brands. Other seed categories accounted for a decrease in gross profit of $0.1 million. Unrealized hedging losses on soybean futures contracts of $0.4 million for the quarter ended March 31, 2005 compared to unrealized hedging losses of $2.9 million for the quarter ended March 31, 2004 increased gross profit by $2.5 million. We estimate that approximately $6.4 million of the gross profit increase for the three months ended March 31, 2005, was caused by the timing of shipments due to the timing of warehousing programs and an early spring. Gross profit as a percent of net sales was 12.8% for the three months ended March 31, 2005 compared to 12.7% for the same period in the prior year.

LAYERS

                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                   ------------------------------------
           (in millions)             2005         2004       % CHANGE
                                   ----------  -----------  -----------
Net sales........................  $   105.2   $    175.4     (40.0)%
Gross profit.....................        8.1         34.9     (76.8)%

    Gross profit % of net sales          7.7%        19.9%

Net Sales

      Net sales for the three months ended March 31, 2005 decreased $70.2 million, or 40.0%, compared to the three months ended March 31, 2004. The decrease in shell eggs net sales of $45.2 million resulted primarily from a 28% decrease in the Urner Barry (South Central) egg market price. For the three months ended March 31, 2005, the average market price of eggs per dozen was $0.74 versus $1.21 for the three months ended March 31, 2004. Total volume of shell eggs increased 12% for the period ended March 31, 2005 compared to the same period in the prior year. A 58% decrease in the average market price for egg products resulted in a sales decrease of $24.6 million for the three months ended March 31, 2005 compared to the same period in the prior year.

Gross Profit

      Gross profit for the three months ended March 31, 2005 decreased $26.8 million compared to the three months ended March 31, 2004. The decline is primarily attributable to the drop in the average market price of eggs. Unrealized hedging gains of $0.9 million for the three months ended March 31, 2005 compared to $2.1 million for the three months ended March 31, 2004, also decreased gross profit. Gross profit as a percent of net sales was 7.7% for the three months ended March 31, 2005 compared to 19.9% for the three months ended March 31, 2004, primarily due to a steep decline in egg market prices.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      We rely on cash from operations, borrowings under our bank facilities and other institutionally-placed funded debt as the main sources for financing working capital requirements, additions to property, plant and equipment as well as acquisitions and investments in joint ventures. Other sources of funding consist of leasing arrangements, a receivables securitization facility and the sale of non-strategic assets.

      Total long-term debt, including the current portion, was $820.8 million as of March 31, 2005 compared to $943.9 million as of December 31, 2004. The decrease was primarily due to term debt repayments of $118 million.

      Our primary sources of debt at March 31, 2005 included a $200 million revolving credit facility (which is secured by the majority of the Company's assets), $175 million in secured notes, $350 million in unsecured notes and $191 million of capital securities. For more information, please see the caption below entitled "Principal Debt Facilities."

      At March 31, 2005, we also had long-term debt related to MoArk of $71.0 million. Land O'Lakes does not provide any guarantees or support for MoArk's debt. In addition, we had $34.1 million of other miscellaneous long-term debt at March 31, 2005.

      In 2001, we entered into a $100 million receivables securitization program to reduce overall financing costs. On March 31, 2004, we expanded the facility to $200 million. At March 31, 2005, $140 million was outstanding under this facility compared to $120 million at March 31, 2004 and $0 at December 31, 2004. In accordance with generally accepted accounting principles, this facility is not reflected as debt on our consolidated balance sheet. A more complete description of this accounts receivable securitization program is found below under the caption, "Off-balance Sheet Arrangements."

      Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At March 31, 2005, $144.1 million was available under our $200 million revolving credit facility for working capital and general corporate purposes after giving effect to $55.9 million of outstanding letters of credit, which reduce availability. There was no outstanding balance on the facility at March 31, 2005. In addition, at March 31, 2005, we had available cash on hand of $39.1 million, including $16 million of cash at MoArk but excluding $20.4 million in cash held in escrow to support the capital lease financing of Cheese & Protein International. Total equities as of March 31, 2005 were $864.4 million.

      We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months, including the revolving credit facilities, the 9.00% senior secured notes and our 8.75% senior unsecured notes.

      We expect total capital expenditures to be approximately $100 million in 2005 with an estimated $35 million to $45 million of this spending related to ongoing maintenance capital expenditures. We had $10 million in capital expenditures for the three months ended March 31, 2005 compared to $20 million for the three months ended March 31, 2004.

CASH FLOWS

The following table summarizes the key elements for our cash flows for the following periods:


                                              Three months ended  Three months ended
(in millions)                                   March 31, 2005      March 31, 2004
                                              ------------------  ------------------
Net cash provided by operating activities...     $   97.3             $     77.8
Net cash used by investing activities.......        (36.9)                  (1.0)
Net cash used by financing activities.......       (146.5)                (167.8)

      Operating Activities. Net cash provided by operating activities increased by $19.5 million for the three months ended March 31, 2005 compared to the same period for 2004, due to changes in working capital requirements.

      Investing Activities. Net cash used by investing activities increased $35.9 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase was primarily due to a $30.1 million payment related to Dairy Foods' prior acquisition of Madison Dairy, a private label butter business. Also, dividends received from joint ventures for the three months ended March 31, 2005 were $2.2 million versus $8.7 million for the same period for 2004, which resulted in a $6.5 million increase in net cash used by investing activities in 2005.

      Financing Activities. For the three months ended March 31, 2005, net cash used by financing activities was $146.5 million compared to $167.8 million for the same period in 2004. This $21.3 million decrease is partly due to payments on term loans totaling $118.4 million for the three months ended March 31, 2005 compared to $126 million for the three months ended March 31, 2004. Payments on MoArk debt were $2 million in 2005 compared to $11 million in 2004. In addition, in 2004 we paid $4.0 million for debt issuance costs but had no similar payment made in 2005.

PRINCIPAL DEBT FACILITIES

      The principal term loan consisted of a syndicated Term B loan facility with a final maturity of October 10, 2008. The Term B loan was prepayable at any time without penalty and was completely paid off during the three months ended March 31, 2005. In February 2005, we made a $50 million prepayment on the Term B loan, of which approximately $46.5 million was mandatory based on an excess cash flow calculation for the year ended December 31, 2004, as defined in the credit agreement. The remaining $3.5 million was optional. In March 2005, we made a further prepayment of the remaining $68.4 million on the Term B loan due partly to cash proceeds received from the disposal of assets related to our swine production operations.

      Under our revolving credit facility, lenders have committed to make advances and issue letters of credit until January 2007 in an aggregate amount not to exceed $200 million, subject to a borrowing base limitation. Borrowings under the revolving credit facility bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon Land O'Lakes leverage ratio.

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

      In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of March 31, 2005, the outstanding balance of Capital Securities was $190.7 million.

      In April and May 2004, we entered into three $50 million fixed-to-floating interest rate swap agreements, designated as fair value hedges to maintain an appropriate balance between fixed and floating rate exposures. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively converted $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At March 31, 2005, the aggregate notional amount of the swaps is $150 million and the fair value is a liability of $2.6 million. In April 2005, we elected to reverse $48 million of these swap agreements based upon favorable markets and an updated assessment of our floating rate interest exposure. We received an immaterial amount of proceeds related to the swap reversal.

      The credit agreements relating to the revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain an interest coverage ratio and a leverage ratio. These actual and required ratios for the periods indicated below are as follows:

                                      As of and for the       As of and for the
                                     twelve months ended         year ended
                                       March 31, 2005         December 31, 2004
                                     -------------------      -----------------
Actual Interest Coverage Ratio            3.14 to 1               3.23 to 1
Required Interest Coverage Ratio:
  Must be at least                        2.50 to 1               2.50 to 1

Actual Leverage Ratio                     2.66 to 1               3.17 to 1
Required Leverage Ratio:
  Must be no greater than                 4.50 to 1               4.50 to 1

      The required maximum leverage ratio steps down from 4.5 to 1 for the March 31, 2005 calculation, to 4.0 to 1 for the December 31, 2005 calculation and to
3.75 to 1 for the December 31, 2006 calculation and thereafter.

      Indebtedness under the revolving credit facility is secured by substantially all of the material assets of Land O'Lakes and its wholly-owned domestic subsidiaries (other than LOL Finance Co., LOLFC, LLC and LOL SPV, LLC (formerly named LOL Farmland Feed SPV, LLC)), including real and personal property, inventory, accounts receivable (other than those receivables which have been sold in connection with our receivables securitization), intellectual property and other intangibles. Indebtedness under the revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries (other than LOL Finance Co., LOLFC, LLC, and LOL SPV, LLC). The 9.00% senior notes are secured by a second lien on essentially all of the assets which secure the revolving credit agreement, and are guaranteed by the same entities. The 8.75% senior notes are unsecured but are guaranteed by the same entities that guarantee the obligations under the revolving credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

      In order to reduce overall financing costs, we entered into a revolving receivables securitization program with CoBank in December 2001 for up to $100 million in advances against eligible receivables. Under this program, Land O'Lakes, Land O'Lakes Purina Feed and Purina Mills sell feed, seed and certain other receivables to LOL SPV, LLC, a limited purpose wholly-owned subsidiary of Land O'Lakes Purina Feed. This subsidiary is a qualifying special purpose entity
(QSPE) under applicable accounting rules. The QSPE was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Land O'Lakes. The QSPE purchases the receivables with a combination of cash initially received from CoBank, equal to the present value of eligible receivables multiplied by the agreed advance rate, and notes, equal to the unadvanced present value of the receivables. Land O'Lakes and the other receivables sellers are subject to credit risk related to the repayment of the QSPE notes, which in turn is dependent upon the ultimate collection on the QSPE's receivables pool. Accordingly, we have retained reserves for estimated losses.

      In March 2004, we completed an amendment to our receivables securitization facility. Under the amendment, the facility was increased from $100 million to $200 million. The amendment incorporated receivables generated in our dairy foods segment. In addition, the amendment increased the facility's term from one year to three years. Concurrent with the amendment, we applied the incremental proceeds from the expansion to our outstanding senior bank facilities, which included the mandatory payment in full of our Term A loan facility and a partial repayment on our Term B loan facility. The amendment also reduced the effective cost of the facility from LIBOR plus 175 basis points to LIBOR plus 137.5 basis points. As of March 31, 2005, $60 million was available under this securitization.

CAPITAL LEASES

      Cheese & Protein International (CPI), a consolidated joint venture of Land O'Lakes, leases certain equipment and the buildings relating to its cheese manufacturing and whey processing plant in Tulare, California (the "Lease"). The Lease is accounted for as a capital lease in our consolidated financial statements, and as of March 31, 2005 the lease balance was $88.1 million. The Lease base term commenced on April 30, 2002 and expires on the fifth anniversary, unless CPI requests, and the lessor approves, one or more one-year base term extensions, which could extend the base term to no more than ten years. We have entered into a Support Agreement in connection with the Lease. Pursuant to this agreement, we can elect one of the following options in the event CPI defaults on its obligations under the Lease: (i) assume the obligations of CPI, (ii) purchase the leased assets, (iii) fully cash collateralize the Lease, or (iv) nominate a replacement lessee to be approved by the lessor. The lease agreement requires among other things, that CPI maintain certain financial ratios including minimum tangible net worth and a minimum fixed charge coverage ratio. In addition, CPI is restricted as to borrowings and changes in ownership.

      On March 28, 2003, the CPI lease agreement was amended. The amendment postponed the measurement of the fixed charge coverage ratio until March 2005. The required ratio was met as of March 31, 2005 and the company expects to meet the required coverage ratios throughout 2005. In addition, Land O'Lakes established a $20 million restricted cash account (which may be replaced with a letter of credit, at our option) which supports the lease. The restricted cash account or letter of credit would only be drawn upon in the event of a CPI default, and would reduce amounts otherwise due under the lease. This support requirement will be lifted when certain financial targets are achieved by CPI.

      Our joint venture partner, Mitsui, has a put option for its remaining interest, which takes effect up to nine months following notice. The put allows Mitsui to sell its entire remaining interest to us for $3.2 million, which we have reflected as a liability in the accompanying consolidated financial statements, plus any future contributions which Mitsui may make. If we acquire Mitsui's remaining equity interest, and if we do not replace Mitsui with another partner, CPI would become a restricted subsidiary under the senior bank facilities at that time. As a restricted subsidiary under the senior bank facilities, CPI's on-balance sheet debt and income or loss would be included in the covenant calculations for our revolving credit facility. Further, as a restricted subsidiary under the revolving credit facility, CPI would be required to guarantee the revolving credit facility, the 8.75% senior unsecured notes and the 9.00% senior secured notes.

      MoArk, a consolidated joint venture of Land O'Lakes, had capital leases at March 31, 2005 of $10.7 million for land, buildings, machinery and equipment at various locations. Land O'Lakes does not provide any guarantees or support for any of MoArk's capital leases.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 states that the tax deduction on qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, "Accounting for Income Taxes," and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. This FSP is effective January 1, 2005, and the Company has included a $0.3 million tax benefit in its consolidated financial statements for the three months ended March 31, 2005.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q for the three months ended March 31, 2005 includes forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements. Factors which could cause actual results to differ materially from those projected by the forward-looking statements include the following:

         - OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT OBLIGATIONS AND OPERATE OUR BUSINESSES.

         - SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

         - DESPITE OUR SUBSTANTIAL LEVERAGE, WE WILL BE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR SUBSTANTIAL LEVERAGE, INCLUDING OUR ABILITY TO SERVICE OUR DEBT.

         - IF CREDITORS OF OUR SUBSIDIARIES AND JOINT VENTURES MAKE CLAIMS WITH RESPECT TO THE ASSETS AND EARNINGS OF THESE COMPANIES, SUFFICIENT FUNDS MAY NOT BE AVAILABLE TO REPAY OUR INDEBTEDNESS AND WE MAY NOT RECEIVE THE CASH WE EXPECT FROM INTERCOMPANY TRANSFERS.

         - RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS LIMIT OUR ABILITY TO FINANCE FUTURE OPERATIONS OR CAPITAL NEEDS OR ENGAGE IN OTHER BUSINESS ACTIVITIES THAT MAY BE IN OUR INTEREST.

         - THE COLLATERAL MAY NOT BE VALUABLE ENOUGH TO SATISFY ALL THE OBLIGATIONS SECURED BY THE COLLATERAL.

         - AN OVERSUPPLY OF FOOD PROTEIN IN THE UNITED STATES MARKET HAS REDUCED, AND COULD CONTINUE TO REDUCE, OUR SALES AND MARGINS.

         - GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED AND COULD CONTINUE TO DECREASE OUR SALES AND MARGINS.

         - CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR REVENUES AND CASH FLOW.

         -  COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

         - OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER CONDITIONS.

         - INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILTIY.

         -  OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

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

         - STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

         - THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.

      For a discussion of additional factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For the three months ended March 31, 2005 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

      We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to maintain an appropriate balance between fixed and floating rate exposures. As of March 31, 2005, we had three interest rate swaps relating to our 8.75% senior unsecured notes. These swaps mirror the terms of the 8.75% notes and effectively convert $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. The interest rate swaps are designated as fair value hedges of our fixed rate debt. As critical terms of the swaps and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains or losses on the swaps are completely offset by the fair value adjustment to the underlying debt. At March 31, 2005, the notional amount of the swaps was $150 million in aggregate and the fair value was a liability for $2.6 million and is reflected in other liabilities on our consolidated financial statements. In April 2005, the Company elected to reverse $48 million of these swap agreements based upon favorable markets and an updated assessment of the Company's floating rate interest exposure. The Company received an immaterial amount of proceeds related to the swap reversal.

ITEM 4. CONTROLS AND PROCEDURES

      (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

      (b) CHANGES IN INTERNAL CONTROL

      There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

      In December 2002, we reached settlements with defendants against whom we claimed had illegally fixed the prices for various vitamin and methionine products we purchased. As a result of the settlements, we received proceeds of approximately $119.5 million in 2003. We received an additional $6.1 million of proceeds in 2004 and $0.7 million in 2005. When combined with the settlement proceeds received from similar claims settled since the commencement of these actions, we have received cumulatively approximately $191 million from the settling defendants. We do not expect to receive additional settlements from these matters.

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

ITEM 6. EXHIBITS

(a) EXHIBITS

EXHIBIT           DESCRIPTION
  3.1             Restated Articles of Incorporation of Land O'Lakes, Inc., as
                  amended, August 1998. (1)
  3.2             By-Laws of Land O'Lakes Inc., as amended, February 2003. (1)
 31.1             Certification  Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
 31.2             Certification  Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
 32.1             Certification  Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002*
 32.2             Certification  Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002*

(1) Incorporated by reference to an exhibit to the registrant's Registration Statement on Form S-4 filed April 28, 2004.

*     Filed electronically herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of May, 2005.

                           LAND O'LAKES, INC.

                           By /s/ Daniel Knutson
                              --------------------------------------------------
                              Daniel Knutson

                              Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)