Form 10-Q
period 2005-06-30
LAND O LAKES INC
filed 2005-08-11
CIK 1032562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2005.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to ________________.

                        Commission file number 333-84486

                               LAND O'LAKES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Minnesota                                       41-0365145
      -------------------------------                       -------------------
      (State or Other Jurisdiction of                         (I.R.S. Employer
      Incorporation or Organization)                        Identification No.)

        4001 Lexington Avenue North
          Arden Hills, Minnesota                                   55112
 ----------------------------------------                        ----------
 (Address of Principal Executive Offices)                        (Zip Code)

                                 (651) 481-2222
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

            The number of shares of the registrant's common stock outstanding as of June 30, 2005: 1,046 shares of Class A common stock, 4,232 shares of Class B common stock, 180 shares of Class C common stock, and 1,029 shares of Class D common stock.

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

                                      INDEX

                                                                                                                            PAGE
                                                                                                                            ----
PART I.  FINANCIAL INFORMATION.......................................................................................         3

Item 1. Financial Statements.........................................................................................         3

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 (unaudited)....................................         3

Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (unaudited)..........         4

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)....................         5

Notes to Consolidated Financial Statements (unaudited)...............................................................         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................        22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................................        36

Item 4.  Controls and Procedures.....................................................................................        36

PART II.  OTHER INFORMATION..........................................................................................        36

Item 1.  Legal Proceedings...........................................................................................        36

Item 5. Other Information............................................................................................        37

Item 6.  Exhibits....................................................................................................        37

SIGNATURES...........................................................................................................        38

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              JUNE 30,     DECEMBER 31,
                                                                               2005            2004
                                                                            -----------    ------------
                                                                                 ($ IN THOUSANDS)
                                      ASSETS
Current assets:
  Cash and short-term investments .......................................   $    27,231    $     73,136
  Restricted cash .......................................................        20,617          20,338
  Receivables, net ......................................................       465,481         558,841
  Inventories ...........................................................       488,033         454,015
  Prepaid expenses ......................................................        29,739         284,484
  Other current assets ..................................................        47,713          73,560
                                                                            -----------    ------------
    Total current assets ................................................     1,078,814       1,464,374

Investments .............................................................       520,543         470,550
Property, plant and equipment, net ......................................       579,022         610,012
Property under capital lease, net .......................................        95,117         100,179
Goodwill, net ...........................................................       328,253         331,582
Other intangibles, net ..................................................        98,029          99,016
Other assets ............................................................       103,282         124,069
                                                                            -----------    ------------
    Total assets ........................................................   $ 2,803,060    $  3,199,782
                                                                            ===========    ============

                             LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations ......................................   $    45,131    $     51,753
  Current portion of long-term debt .....................................         8,663          10,680
  Current portion of obligations under capital lease ....................        87,619          10,378
  Accounts payable ......................................................       532,322         813,328
  Accrued expenses ......................................................       219,895         228,435
  Patronage refunds and other member equities payable ...................        13,159          22,317
                                                                            -----------    ------------
    Total current liabilities ...........................................       906,789       1,136,891

Long-term debt ..........................................................       813,280         933,236
Obligations under capital lease .........................................         8,734          90,524
Employee benefits and other liabilities .................................       185,538         174,877
Minority interests ......................................................         6,361           9,350

Equities:
  Capital stock .........................................................         2,024           2,059
  Member equities .......................................................       866,801         852,759
  Accumulated other comprehensive loss ..................................       (69,488)        (73,792)

  Retained earnings .....................................................        83,021          73,878
                                                                            -----------    ------------

    Total equities ......................................................       882,358         854,904
                                                                            -----------    ------------
Commitments and contingencies
Total liabilities and equities ..........................................   $ 2,803,060    $  3,199,782
                                                                            ===========    ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                  2005            2004          2005          2004
                                                               ----------     ------------   ----------   ------------
                                                                                   ($ IN THOUSANDS)
Net sales....................................................  $1,808,093     $ 1,993,072    $3,854,518   $  3,998,690
Cost of sales................................................   1,681,131       1,879,700     3,545,587      3,685,516
                                                               ----------     -----------     ---------   ------------
Gross profit.................................................     126,962         113,372       308,931        313,174

Selling, general and administrative..........................     122,870         124,201       256,096        257,902
Restructuring and impairment charges.........................         105           1,590         1,024          2,490
                                                               ----------     -----------    ----------   ------------
Earnings (loss) from operations..............................       3,987         (12,419)       51,811         52,782

Interest expense, net........................................      20,820          19,843        43,062         43,052
Other (income) expense, net..................................      (1,350)             41        (1,385)        (6,146)
Equity in earnings of affiliated companies...................     (44,591)        (48,525)      (43,779)       (65,907)
Minority interest in earnings (loss) of subsidiaries.........         380            (280)          817          1,120
                                                               ----------     -----------    ----------   ------------
Earnings before income taxes and discontinued operations.....      28,728          16,502        53,096         80,663
Income tax expense (benefit).................................       2,853          (2,952)        4,966         14,406
                                                               ----------     -----------    ----------   ------------

Earnings from continuing operations..........................      25,875          19,454        48,130         66,257
(Loss) earnings from discontinued operations, net  of income
  taxes......................................................         (28)         (2,710)        2,013         (4,388)
                                                               ----------     -----------    ----------   ------------
Net earnings.................................................  $   25,847     $    16,744    $   50,143   $     61,869
                                                               ==========     ===========    ==========   ============
Applied to:

   Member equities
      Allocated patronage....................................  $   22,325     $    24,241    $   43,864   $     44,499
      Deferred equities......................................        (635)         (7,242)       (2,295)        (7,978)
                                                               ----------     -----------    ----------   ------------
                                                                   21,690          16,999        41,569         36,521
      Retained earnings......................................       4,157            (255)        8,574         25,348
                                                               ----------     -----------    ----------   ------------
                                                               $   25,847     $    16,744    $   50,143   $     61,869
                                                               ==========     ===========    ==========   ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                             2005         2004
                                                                                           ---------    ---------
                                                                                             ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings ........................................................................     $  50,143    $  61,869
 (Earnings) loss from discontinued operations, net of income taxes ...................        (2,013)       4,388
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization .....................................................        49,953       53,842
   Amortization of deferred financing costs ..........................................         3,852        3,570
   Bad debt expense ..................................................................           747          638
   Proceeds from patronage revolvement received ......................................         2,057        2,143
   Non-cash patronage income .........................................................          (739)      (1,023)
   Deferred income tax expense .......................................................         1,026        3,772
   Decrease (increase) in other assets ...............................................         7,708       (3,881)
   Increase in other liabilities .....................................................         2,910        1,189
   Restructuring and impairment charges ..............................................         1,024        2,490
   Gain from divestiture of businesses ...............................................            --       (1,664)
   Equity in earnings of affiliated companies ........................................       (43,779)     (65,907)
   Minority interests ................................................................           817        1,120
   Other .............................................................................            (5)      (1,369)
   Changes in current assets and liabilities, net of divestitures:
   Receivables .......................................................................        83,182      197,837
   Inventories .......................................................................       (44,643)     (66,451)
   Other current assets ..............................................................       254,045      204,563
   Accounts payable ..................................................................      (278,947)    (223,162)
   Accrued expenses ..................................................................        37,357        6,506
                                                                                           ---------    ---------
Net cash provided by operating activities ............................................       124,695      180,470

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .........................................       (26,017)     (40,213)
  Acquisitions .......................................................................       (30,106)     (12,150)
  Payments for investments ...........................................................        (2,921)        (170)
  Proceeds from sale of investments ..................................................         1,000          216
  Net proceeds from divestiture of businesses ........................................         2,635        7,500
  Proceeds from sale of property, plant and equipment ................................         2,825        6,881
  Dividends from investments in affiliated companies .................................         4,010       14,452
  Increase in restricted cash ........................................................          (279)         (95)
  Other ..............................................................................           380          528
                                                                                           ---------    ---------
Net cash used by investing activities ................................................       (48,473)     (23,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt ........................................................        (6,663)     (28,977)
  Proceeds from issuance of long-term debt ...........................................         1,481       17,712
  Principal payments on long-term debt ...............................................      (123,056)    (142,481)
  Principal payments on obligations under capital lease ..............................        (5,550)      (5,241)
  Payments for debt issuance costs ...................................................            --       (4,166)
  Payments for redemption of member equities .........................................       (33,683)     (32,616)
  Other ..............................................................................          (467)         240
                                                                                           ---------    ---------
Net cash used by financing activities ................................................      (167,938)    (195,529)
Net cash provided (used) by discontinued operations ..................................        45,811       (2,362)
                                                                                           ---------    ---------
Net decrease in cash and short-term investments ......................................       (45,905)     (40,472)
Cash and short-term investments at beginning of the period ...........................        73,136      110,274
                                                                                           ---------    ---------
Cash and short-term investments at end of the period .................................     $  27,231    $  69,802
                                                                                           =========    =========

  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during periods for:
    Interest .........................................................................     $  38,733    $  40,024
    Income taxes (recovered) paid ....................................................          (501)       6,631

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 states that the tax deduction on qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, "Accounting for Income Taxes" and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. This FSP is effective January 1, 2005, and the Company has included a $0.5 million tax benefit in its consolidated financial statements for the six months ended June 30, 2005.

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

2. MOARK, LLC CONSOLIDATION AND ASSUMED ACQUISITION OF MINORITY INTEREST

      Through June 30, 2003, the Company carried its 50% ownership interest in MoArk, LLC ("MoArk") under the equity method with an investment balance of $56.7 million. Osborne Investments, LLC ("Osborne") owned the remaining interest in MoArk. In 2003, the Company increased its ownership from 50% to 57.5% with an additional investment of $7.8 million. In addition, the Company has the right to acquire (and Osborne has the right to require the Company to acquire) the remaining 42.5% of MoArk owned by Osborne for a $42.2 million minimum payment in 2007.

      In accordance with the provisions of Interpretation No. 46 "Consolidation of Variable Interest Entities," effective July 1, 2003, the Company consolidated MoArk into its financial statements. Although Osborne has a 42.5% ownership interest in MoArk, the Company is allocated 100% of the earnings or loss from the operations of MoArk. In addition to consolidating MoArk for accounting purposes, the Company has presumed that it will acquire the remaining 42.5% in 2007. Effective July 1, 2003, the Company recorded this presumed $42.2 million payment as a long-term liability in the consolidated balance sheet as employee benefits and other liabilities at a present value of $31.6 million using an effective interest rate of 7%. The present value of this liability is $36.3 million at June 30, 2005.

3. RESTRICTED CASH

      On March 28, 2003, Cheese & Protein International LLC ("CPI"), a 97.5%-owned consolidated subsidiary, amended its lease for property and equipment relating to its cheese manufacturing and whey processing plant in Tulare, CA. The amendment required Land O'Lakes to maintain a $20 million cash account (which may be replaced by a letter of credit at the Company's option) to support the lease. The cash account or letter of credit would only be drawn upon in the event of a CPI default and would reduce amounts otherwise due under the lease. As of July 1, 2005, this amount was released to the Company as more fully described in footnote 16.

4. RECEIVABLES

      A summary of receivables is as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           2005       2004
                                                        ----------  ------------
Trade accounts.......................................   $   57,198  $    67,687
Notes and contracts..................................       62,920       65,003
Notes from sale of trade receivables (see Note 5)....      307,862      362,123
Other................................................       52,682       79,566
                                                        ----------  -----------
                                                           480,662      574,379
Less allowance for doubtful accounts.................       15,181       15,538
                                                        ----------  -----------
Total receivables, net...............................   $  465,481  $   558,841
                                                        ==========  ===========

      A substantial portion of Land O'Lakes receivables is concentrated in agriculture as well as the wholesale and retail food industries. Collections of these receivables may be dependent upon economic returns in these industries. The Company's credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.

5. RECEIVABLES PURCHASE FACILITY

      In December 2001, the Company established a $100 million receivables purchase facility with CoBank, ACB ("CoBank"). In March 2004, the facility was expanded to $200 million. A wholly-owned, unconsolidated special purpose entity ("SPE") was established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales; accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheets. However, the Company retains credit risk related to the repayment of its notes receivable with the SPE, which, in turn, is dependent upon the credit risk of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At June 30, 2005, $30 million was outstanding under this facility, and no amounts were outstanding under this facility at December 31, 2004. The total accounts receivable sold during the three months ended June 30, 2005 and 2004 were $1,590 million and $1,825 million, respectively. The total accounts receivable sold during the six months ended June 30, 2005 and 2004 were $3,152 million and $2,535 million, respectively.

6.  INVENTORIES

      A summary of inventories is as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           2005        2004
                                                        ----------  ------------
Raw materials......................................     $  168,743  $    159,842
Work in process....................................          1,665         9,216
Finished goods.....................................        317,625       284,957
                                                        ----------  ------------
Total inventories..................................     $  488,033  $    454,015
                                                        ==========  ============

7. INVESTMENTS

      A summary of investments is as follows:

                                                             JUNE 30,   DECEMBER 31,
                                                               2005        2004
                                                            ----------  ------------
CF Industries, Inc.......................................   $  213,002  $    213,002
Agriliance LLC...........................................      153,093       101,263
Ag Processing Inc........................................       37,559        37,461
Advanced Food Products LLC...............................       30,313        31,322
CoBank, ACB..............................................       13,246        15,467
Agronomy Company of Canada Ltd...........................       10,842        10,549
Melrose Dairy Proteins, LLC..............................        8,005         7,293
Universal Cooperatives...................................        7,629         7,629
Prairie Farms Dairy, Inc.................................        5,009         4,795
Other -- principally cooperatives and joint ventures.....       41,845        41,769
                                                            ----------  ------------
Total investments........................................   $  520,543  $    470,550
                                                            ==========  ============

8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

      The carrying amount of goodwill is as follows:

                            JUNE 30,   DECEMBER 31,
                              2005         2004
                            ---------  ------------
Dairy Foods..............   $  69,904  $     69,904
Feed.....................     113,291       113,806
Seed.....................      10,447        10,465
Agronomy.................      54,597        57,643
Layers...................      80,014        79,764
                            ---------  ------------
Total goodwill...........   $ 328,253  $    331,582
                            =========  ============

      The decrease in goodwill of $3.3 million mainly resulted from amortization associated with investments in joint ventures and cooperatives.

OTHER INTANGIBLE ASSETS

      A summary of other intangible assets is as follows:

                                                                                                 JUNE 30,  DECEMBER 31,
                                                                                                  2005        2004
                                                                                                ---------  ------------
Amortized other intangible assets:
Patents, less accumulated amortization of $4,357 and $3,773, respectively....................   $  12,382  $     12,960
Trademarks, less accumulated amortization of $945 and $728, respectively.....................       1,621         1,845
Other intangible assets, less accumulated amortization of $9,875 and $8,875, respectively....       7,401         7,586
                                                                                                ---------  ------------
Total amortized other intangible assets......................................................      21,404        22,391
Total non-amortized other intangible assets -- trademarks....................................      76,625        76,625
                                                                                                ---------  ------------
Total other intangible assets................................................................   $  98,029  $     99,016
                                                                                                =========  ============

      Amortization expense for the three months ended June 30, 2005 and 2004 was $1.6 million and $0.9 million, respectively. Amortization expense for the six months ended June 30, 2005 and 2004 was $2.5 million and $1.9 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.6 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 9 years.

9. DEBT OBLIGATIONS

      The Company had notes and short-term obligations of $45.1 million at June 30, 2005 and $51.8 million at December 31, 2004. The Company also has a $200 million revolving credit facility due January 2007, subject to a borrowing base limitation. At June 30, 2005, $144.1 million was available under this facility after giving effect to $55.9 million of outstanding letters of credit, which reduce availability.

      A summary of long-term debt is as follows:

                                                                                               JUNE 30,   DECEMBER 31,
                                                                                                 2005        2004
                                                                                              ----------  ------------
Term B loan -- paid in full in 2005.........................................................  $       --  $    118,373
Senior unsecured notes -- due 2011 (8.75%)..................................................     350,000       350,000
Senior secured notes -- due 2010 (9.00%)....................................................     175,000       175,000
MoArk, LLC debt -- due 2005 through 2023 (6.57% weighted average)...........................      69,056        73,471
Industrial development revenue bonds and other secured notes payable -- due 2005 through
2016 (.90% to 6.00%)........................................................................      14,906        14,917
Capital Securities of Trust Subsidiary -- due 2028 (7.45%)..................................     190,700       190,700
Other debt..................................................................................      22,281        21,455
                                                                                              ----------  ------------
                                                                                                 821,943       943,916
Less current portion........................................................................       8,663        10,680
                                                                                              ----------  ------------
Total long-term debt........................................................................  $  813,280  $    933,236
                                                                                              ==========  ============

      In February and March 2005, the Company paid off the remaining balance of the Term B loan without penalty. In February 2005, the Company made a $50 million prepayment on the Term B loan, of which approximately $46.5 million was mandatory based on an excess cash flow calculation for the year ended December 31, 2004, as defined in the credit agreement. The remaining $3.5 million was optional. In March 2005, the Company made a further prepayment of the remaining $68.4 million on the Term B loan due, partly, to cash proceeds received from the disposal of assets related to its swine production operations.

      The weighted average interest rate on short-term borrowings and notes outstanding at June 30, 2005 was 4.71% and at December 31, 2004 was 4.19%. Borrowings under the revolving credit facility bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin depends on Land O'Lakes leverage ratio. Based on Land O'Lakes leverage ratio as of June 30, 2005, the LIBOR margin for the revolving credit facility is 250 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of the Company.

10. OTHER COMPREHENSIVE INCOME

      Comprehensive income and the components of other comprehensive income were as follows:

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30,                JUNE 30,
                                                               2005        2004        2005       2004
                                                            ----------   -------     --------    -------
Net earnings..............................................  $   25,847   $16,744     $ 50,143    $61,869
Change in fair value of securities........................         (91)     (388)        (102)      (440)
Change in minimum pension liability, net of taxes.........       3,380        --        3,380         --
Foreign currency translation adjustment...................        (168)      122        1,026        268
                                                            ----------   -------     --------    -------
Total comprehensive income................................  $   28,968   $16,478     $ 54,447    $61,697
                                                            ==========   =======     ========    =======

11. PENSION AND OTHER POSTRETIREMENT PLANS

      The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended June 30:

                                                                                    OTHER
                                                                               POSTRETIREMENT
                                                 PENSION BENEFITS                 BENEFITS
                                              ----------------------        ---------------------
                                               2005            2004          2005          2004
                                              -------        -------        -------       -------
Service cost..............................    $ 4,625        $ 4,278        $   200       $   201
Interest cost.............................      7,350          6,842          1,025         1,020
Expected return on assets.................     (8,400)        (8,184)            --            --
Amortization of actuarial loss............      2,500          1,481            683           586
Amortization of prior service cost........        (50)           181             75            66
Amortization of transition obligation.....         --             --            150           161
                                              -------        -------        -------       -------
Net periodic benefit cost.................    $ 6,025        $ 4,598        $ 2,133       $ 2,034
                                              =======        =======        =======       =======

      During the three months ended June 30, 2005, the Company contributed $0.2 million to its defined benefit pension plans and $1.5 million to its other postretirement benefits plans.

      The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the six months ended June 30:

                                                                             OTHER
                                                                        POSTRETIREMENT
                                              PENSION BENEFITS              BENEFITS
                                            ---------------------     --------------------
                                              2005         2004         2005        2004
                                            --------     --------     --------    --------
Service cost............................    $  9,250     $  8,556     $    400    $    402
Interest cost...........................      14,700       13,684        2,050       2,040
Expected return on assets...............     (16,800)     (16,368)          --          --
Amortization of actuarial loss..........       5,000        2,962        1,366       1,172
Amortization of prior service cost......        (100)         362          150         132
Amortization of transition obligation...          --           --          300         322
                                            --------     --------     --------    --------
Net periodic benefit cost...............    $ 12,050     $  9,196     $  4,266    $  4,068
                                            ========     ========     ========    ========

      During the six months ended June 30, 2005, the Company contributed $0.4 million to its defined benefit pension plans and $2.6 million to its other postretirement benefits plans.

      The Company expects to contribute approximately $12.5 million to its defined benefit pension plans and $5.9 million to its other postretirement benefits plans in 2005.

12. RESTRUCTURING AND IMPAIRMENT CHARGES

      A summary of restructuring and impairment charges is as follows:

                                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                                     JUNE 30,           JUNE 30,
                                                  2005      2004      2005      2004
                                                -------    -------   ------    ------
Restructuring charges........................   $    --    $   400   $   --    $  800
Impairment charges...........................       105      1,190    1,024     1,690
                                                -------    -------   ------    ------
Total restructuring and impairment charges...   $   105    $ 1,590   $1,024    $2,490
                                                =======    =======   ======    ======

RESTRUCTURING CHARGES

      For the three months ended June 30, 2004, the Dairy Foods segment recorded a restructuring charge of $0.4 million related to employee severance for the closure of a facility in Volga, South Dakota.

      For the six months ended June 30, 2004, the Dairy Foods segment recorded a restructuring charge of $0.8 million related to employee severance for the closure of a facility in Volga, South Dakota.

IMPAIRMENT CHARGES

      For the three months ended June 30, 2005, the Feed segment recorded a $0.1 million charge for the write-down of fixed assets to their estimated fair value. For the three months ended June 30, 2004, the Seed segment recorded goodwill impairment charges of $1.0 million and the Feed segment recorded an impairment of $0.2 million for assets held for sale.

      For the six months ended June 30, 2005, the Dairy Foods segment recorded a $0.9 million charge for the write-down of fixed assets to their estimated fair value and the Feed segment recorded a $0.1 million charge for the write-down of fixed assets to their estimated fair value. For the six months ended June 30, 2004, the Seed segment recorded goodwill impairment charges of $1.5 million and the Feed segment recorded an impairment of $0.2 million for assets held for sale.

13. DISCONTINUED OPERATIONS

      On February 25, 2005, the Company completed the sale of its swine production assets. The Company received approximately $42.0 million in net proceeds from this transaction, which resulted in a gain, net of tax, of approximately $0.1 million.

14. OTHER (INCOME) EXPENSE, NET

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                            2005          2004         2005         2004
                                           -------      -------      -------      -------
Gain on legal settlements.............     $  (548)     $   (24)     $  (583)     $(4,547)
(Gain) loss on sale of investments....        (802)          65         (802)          65
Gain on divestiture of businesses.....          --           --           --       (1,664)
                                           -------      -------      -------      -------
Total other (income) expense, net.....     $(1,350)     $    41      $(1,385)     $(6,146)
                                           =======      =======      =======      =======

      During the three months ended June 30, 2005 and 2004, the Company recognized a gain on legal settlements of $0.6 million and $0.0 million, respectively. During the six months ended June 30, 2005 and 2004, the Company recognized a gain on legal settlements of $0.6 million and $4.5 million, respectively. The gains represent cash received from product suppliers against whom the Company alleged certain price-fixing claims.

      During the three and six months ended June 30, 2005, the Company recognized a gain on sale of investments of $0.8 million due to the sale of a Feed segment investment. During the three and six months ended June 30, 2004, the Company recognized a loss on sale of investments of $0.1 million in the Feed segment.

      During the six months ended June 30, 2004, the divestiture of QC, Inc., an environmental, dairy and food testing company, resulted in a gain of $1.7 million.

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

                                                                                                          OTHER/
                                            DAIRY FOODS     FEED        SEED     AGRONOMY    LAYERS    ELIMINATIONS CONSOLIDATED
                                            -----------   ----------  --------   ---------   --------  ------------ ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2005:
Net sales.................................  $   936,273   $  626,890  $154,041   $      --   $ 86,271  $      4,618  $ 1,808,093

Cost of sales(1) .........................      894,956      558,301   137,502          --     86,095         4,277    1,681,131

Selling, general and administrative.......       41,866       54,325    13,461       3,299      9,190           729      122,870

Restructuring and impairment charges......           --          105        --          --         --            --          105

Interest expense (income), net............        8,502        6,134     1,150       2,148      3,704          (818)      20,820

Other income, net.........................          (14)      (1,336)       --          --         --            --       (1,350)

Equity in (earnings) loss of affiliated
companies.................................         (786)        (235)       --     (46,925)     3,354             1      (44,591)
Minority interest in earnings of
subsidiaries..............................           --          380        --          --         --            --          380
                                            -----------   ----------  --------   ---------   --------  ------------ ------------
(Loss) earnings before income taxes and
 discontinued operations..................  $    (8,251)  $    9,216  $  1,928   $  41,478   $(16,072) $        429 $     28,728
                                            ===========   ==========  ========   =========   ========  ============ ============
FOR THE THREE MONTHS ENDED JUNE 30, 2004:
Net sales.................................  $ 1,035,076   $  680,490  $130,992   $      --   $143,288  $      3,226 $  1,993,072

Cost of sales(1)..........................    1,006,841      630,575   113,783          --    126,389         2,112    1,879,700

Selling, general and administrative.......       40,657       58,508    12,347       3,327      8,708           654      124,201

Restructuring and impairment charges......          400          210       980          --         --            --        1,590

Interest expense, net.....................        7,633        5,790       659       2,060      3,628            73       19,843

Other expense (income), net...............          425           66        --          (1)      (449)           --           41

Equity in earnings of affiliated companies       (2,146)        (444)       --     (43,389)    (2,546)           --      (48,525)

Minority interest in earnings of
subsidiaries..............................           --         (280)       --          --         --            --         (280)
                                            -----------   ----------  --------   ---------   --------  ------------ ------------
(Loss) earnings before income taxes and
discontinued operations...................  $   (18,734)  $  (13,935) $  3,223   $  38,003   $  7,558  $        387 $     16,502
                                            ===========   ==========  ========   =========   ========  ============ ============

                                                                                                          OTHER/
                                            DAIRY FOODS     FEED        SEED     AGRONOMY    LAYERS    ELIMINATIONS CONSOLIDATED
                                            -----------   ----------  --------   ---------   --------  ------------ ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2005:
Net sales.................................  $ 1,891,169   $1,257,556  $506,675   $      --   $191,513  $      7,605 $  3,854,518

Cost of sales(1) .........................    1,801,935    1,109,325   444,822          --    183,216         6,289    3,545,587

Selling, general and administrative.......       82,628      117,687    28,795       7,052     18,698         1,236      256,096

Restructuring and impairment charges......          863          105        --          --         --            56        1,024

Interest expense (income), net............       16,872       13,779     2,431       4,394      6,917        (1,331)      43,062

Other income, net.........................          (14)      (1,371)       --          --         --            --       (1,385)

Equity in (earnings) loss of affiliated
companies.................................       (2,116)        (769)       --     (45,937)     5,037             6      (43,779)

Minority interest in earnings of
subsidiaries..............................           --          817        --          --         --            --          817
                                            -----------   ----------  --------   ---------   --------  ------------ ------------
(Loss) earnings before income taxes and
 discontinued operations..................  $    (8,999)  $   17,983  $ 30,627   $  34,491   $(22,355) $      1,349 $     53,096
                                            ===========   ==========  ========   =========   ========  ============ ============
FOR THE SIX MONTHS ENDED JUNE 30, 2004:
Net sales.................................  $ 1,942,064   $1,357,468  $374,359   $      --   $318,647  $      6,152 $  3,998,690

Cost of sales(1)..........................    1,856,829    1,231,475   326,334          --    266,820         4,058    3,685,516

Selling, general and administrative.......       83,898      120,882    26,689       7,119     18,205         1,109      257,902

Restructuring and impairment charges......          800          210     1,480          --         --            --        2,490

Interest expense, net.....................       14,727       13,157     2,719       4,403      7,489           557       43,052

Other income, net.........................       (1,330)      (4,367)       (1)         --       (448)           --       (6,146)

Equity in (earnings) loss of affiliated
companies.................................       (4,957)        (996)       --     (49,606)   (10,355)            7      (65,907)

Minority interest in earnings of
subsidiaries..............................           --        1,120        --          --         --            --        1,120
                                            -----------   ----------  --------   ---------   --------  ------------ ------------
(Loss) earnings before income taxes and
discontinued operations...................  $    (7,903)  $   (4,013) $ 17,138   $  38,084   $ 36,936  $        421 $     80,663
                                            ===========   ==========  ========   =========   ========  ============ ============

(1) Cost of sales includes unrealized hedging losses (gains) of:

                                                                                                            OTHER/
                                                 DAIRY FOODS     FEED       SEED    AGRONOMY   LAYERS    ELIMINATIONS  CONSOLIDATED
                                                 -----------   --------   --------  --------  --------   ------------  ------------
For the three months ended: June 30, 2005.....   $       603   $ (1,565)  $     26  $     --  $    (93)  $         --  $     (1,029)

For the three months ended: June 30, 2004 ....         5,760      9,718        486        --     1,805             --        17,769

For the six months ended: June 30, 2005.......           106     (5,153)       401        --    (1,014)            --        (5,660)

For the six months ended: June 30, 2004.......        (2,706)     4,235      3,339        --      (246)            --         4,622

16. SUBSEQUENT EVENTS

      On July 1, 2005, the Company voluntarily prepaid the remaining $85.9 million balance on its capital lease obligation for CPI. This prepayment permitted the release of $20.6 million of cash which the Company pledged to support the lease (see Note 3). Simultaneous with the prepayment of the CPI lease, the Company elected to designate CPI as a restricted subsidiary under the Land O'Lakes senior bond indentures and a loan party under the Company's revolving credit facility. As of July 1, 2005, CPI's on-balance sheet debt and earnings or loss will be included in the covenant calculations for the Company's senior debt facilities. Further, CPI will guarantee the Company's obligations under the revolving credit facility, the 8.75% senior unsecured notes, and the 9.00% senior secured notes. CPI's assets have also been pledged to support the revolving credit facility and the 9.00% senior secured notes.

      As of June 30, 2005, the Company held a 38% minority interest in CF Industries, Inc., a domestic manufacturer of crop nutrients, ("CF Industries") and carried a $213 million investment balance on its consolidated balance sheet. On May 16, 2005 CF Industries filed a registration statement with the Securities and Exchange Commission with respect to an Initial Public Offering of its common stock (the "CF IPO"). On August 10, 2005, the per share price was set, and the Company expects to receive approximately $250 million in cash, based on the estimated number of shares it intends to sell as part of the CF IPO. As a result of the CF IPO, the Company's remaining ownership percentage in CF Industries will decline from 38% to approximately 7.5%.

      On August 3, 2005, the Board of Directors of Land O'Lakes, Inc. (the "Company") announced that, effective as of October 1, 2005, Chris Policinski will serve as the Company's president and chief executive officer, succeeding John Gherty who announced his retirement earlier this year after serving as the Company's president and chief executive officer for the past 16 years. Since joining the Company in 1997, Mr. Policinski, 47, has served in various leadership positions and currently serves as the Executive Vice President and Chief Operating Officer of the Company's Dairy Foods business, a position he has held since 2002.

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

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                  June 30, 2005

                                             LAND           WHOLLY-
                                          O'LAKES,INC.       OWNED
                                            PARENT       CONSOLIDATED    NON-GUARANTOR
                                            COMPANY       GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                          ------------    -----------    -------------   ------------    ------------
          ASSETS
Current assets:
  Cash and short-term investments......   $     27,894    $   (11,546)   $      10,883   $         --    $     27,231
  Restricted cash......................         20,617             --               --             --          20,617
  Receivables, net.....................        272,432        157,227           89,164        (53,342)        465,481
  Inventories..........................        282,098        150,195           55,740             --         488,033
  Prepaid expenses.....................         19,324          7,903            2,512             --          29,739
  Other current assets.................         31,481          6,748            9,484             --          47,713
                                          ------------    -----------    -------------   ------------    ------------
       Total current assets............        653,846        310,527          167,783        (53,342)      1,078,814
Investments............................      1,141,748         55,908            6,873       (683,986)        520,543
Property, plant and equipment, net.....        195,886        226,298          156,838             --         579,022
Property under capital lease, net......             --             --           95,117             --          95,117
Goodwill, net..........................        182,734         81,183           64,336             --         328,253
Other intangibles, net.................          1,806         93,677            2,546             --          98,029
Other assets...........................         25,458         35,186           47,394         (4,756)        103,282
                                          ------------    -----------    -------------   ------------    ------------
       Total assets....................   $  2,201,478    $   802,779    $     540,887   $   (742,084)   $  2,803,060
                                          ============    ===========    =============   ============    ============

          LIABILITIES AND EQUITIES

Current liabilities:
  Notes and short-term obligations.....   $         --    $     1,919    $      82,950   $    (39,738)   $     45,131
  Current portion of long-term debt....          1,647             10            7,006             --           8,663
  Current portion of obligations
    under capital lease................             --             --           87,619             --          87,619
  Accounts payable.....................        282,504        234,636           33,542        (18,360)        532,322
  Accrued expenses.....................        132,241         65,537           22,117             --         219,895
  Patronage refunds and other
     member equities payable...........         13,159             --               --             --          13,159
                                          ------------    -----------    -------------   ------------    ------------
       Total current liabilities.......        429,551        302,102          233,234        (58,098)        906,789
Long-term debt.........................        740,515            349           72,416             --         813,280
Obligations under capital lease........             --             --            8,734             --           8,734
Employee benefits and other
liabilities............................        149,054         27,788            8,696             --         185,538
Minority interests.....................             --             --            6,361             --           6,361

Equities:
  Capital stock........................          2,024        285,926          136,196       (422,122)          2,024
  Member equities......................        866,801             --               --             --         866,801
  Accumulated other comprehensive loss.        (69,488)          (661)              --            661         (69,488)
  Retained earnings....................         83,021        187,275           75,250       (262,525)         83,021
                                          ------------    -----------    -------------   ------------    ------------
       Total equities..................        882,358        472,540          211,446       (683,986)        882,358
                                          ------------    -----------    -------------   ------------    ------------
Commitments and contingencies

Total liabilities and equities.........   $  2,201,478    $   802,779    $     540,887   $   (742,084)   $  2,803,060
                                          ============    ===========    =============   ============    ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005

                                              LAND       WHOLLY-
                                            O'LAKES,      OWNED             NON-
                                          INC. PARENT  CONSOLIDATED       GUARANTOR
                                            COMPANY     GUARANTORS       SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                          -----------  ------------      ------------   ------------     ------------
Net sales...............................  $   867,467  $    730,223      $    210,403   $         --      $ 1,808,093
Cost of sales...........................      815,685       657,993           207,453             --        1,681,131
                                          -----------  ------------      ------------   ------------     ------------
Gross profit............................       51,782        72,230             2,950             --          126,962
Selling, general and administrative.....       55,188        56,939            10,743             --          122,870
Restructuring and impairment charges....           --           105                --             --              105
                                          -----------  ------------      ------------   ------------     ------------
(Loss) earnings from operations.........       (3,406)       15,186            (7,793)            --            3,987

Interest expense (income), net..........       19,840        (1,168)            2,148             --           20,820
Other income, net.......................         (549)         (801)               --             --           (1,350)
Equity in (earnings) loss of affiliated
    companies...........................      (52,296)         (275)            3,355          4,625          (44,591)
Minority interest in (loss) earnings
    of subsidiaries.....................           --          (295)              675             --              380
                                          -----------  ------------      ------------   ------------     ------------
Earnings (loss) before income taxes
   and discontinued operations..........       29,599        17,725           (13,971)        (4,625)          28,728
Income tax expense (benefit)............        3,724            20              (891)            --            2,853
                                          -----------  ------------      ------------   ------------     ------------
Earnings (loss) from continuing
operations..............................       25,875        17,705           (13,080)        (4,625)          25,875

Loss from discontinued operations,
   net of income taxes..................          (28)           --                --             --              (28)
                                          -----------  ------------      ------------   ------------     ------------
Net earnings (loss).....................  $    25,847  $     17,705      $    (13,080)  $     (4,625)    $     25,847
                                          ===========  ============      ============   ============     ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                              LAND       WHOLLY-
                                            O'LAKES,      OWNED             NON-
                                          INC. PARENT  CONSOLIDATED       GUARANTOR
                                            COMPANY     GUARANTORS       SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                          -----------  ------------      ------------   ------------     ------------
Net sales...............................  $ 1,964,053  $  1,460,625      $    429,840   $         --     $  3,854,518
Cost of sales...........................    1,826,748     1,303,277           415,562             --        3,545,587
                                          -----------  ------------      ------------   ------------     ------------
Gross profit............................      137,305       157,348            14,278             --          308,931
Selling, general and administrative.....      111,481       122,456            22,159             --          256,096
Restructuring and impairment charges....          919           105                --             --            1,024
                                          -----------  ------------      ------------   ------------     ------------
Earnings (loss) from operations.........       24,905        34,787            (7,881)            --           51,811
Interest expense (income), net..........       39,794          (740)            4,008             --           43,062
Other income, net.......................         (577)         (808)               --             --           (1,385)
Equity in (earnings) loss of
affiliated companies....................      (68,614)         (795)            5,037         20,593          (43,779)
Minority interest in earnings of
   subsidiaries.........................           --            --               817             --              817
                                          -----------  ------------      ------------   ------------     ------------
Earnings (loss) before income taxes
   and discontinued operations..........       54,302        37,130           (17,743)       (20,593)          53,096
Income tax expense (benefit)............        6,172           184            (1,390)            --            4,966
                                          -----------  ------------      ------------   ------------     ------------
Earnings (loss) from continuing
operations..............................       48,130        36,946           (16,353)       (20,593)          48,130
Earnings from discontinued operations,
net of income taxes.....................        2,013            --                --             --            2,013
                                          -----------  ------------      ------------   ------------     ------------
Net earnings (loss).....................  $    50,143  $     36,946      $    (16,353)  $    (20,593)    $     50,143
                                          ===========  ============      ============   ============     ============


                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                              LAND         WHOLLY-
                                                          O'LAKES, INC.     OWNED
                                                             PARENT      CONSOLIDATED  NON-GUARANTOR
                                                             COMPANY      GUARANTORS    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                          -------------  ------------  -------------  ------------  ------------
Cash flows from operating activities:
Net earnings (loss)....................................     $  50,143     $  36,946      $  (16,353)   $  (20,593)    $  50,143
Earnings from discontinued operations, net of
     income taxes......................................        (2,013)           --              --            --        (2,013)
Adjustments to reconcile net earnings (loss) to net
     cash (used) provided by operating activities:
   Depreciation and amortization.......................        33,495         7,275           9,183            --        49,953
   Amortization of deferred financing costs............         3,231            --             621            --         3,852
   Bad debt expense....................................           747            --              --            --           747
   Proceeds from patronage revolvement received........         2,057            --              --            --         2,057
   Non-cash patronage income...........................          (274)         (465)             --            --          (739)
   Deferred income tax expense.........................         1,026            --              --            --         1,026
   Decrease (increase) in other assets.................         9,395          (368)         (5,138)        3,819         7,708
   Increase (decrease) in other liabilities............         6,856          (483)         (3,463)           --         2,910
   Restructuring and impairment charges................           919           105              --            --         1,024
   Equity in (earnings) loss of affiliated companies...       (68,614)         (795)          5,037        20,593       (43,779)
   Minority interests..................................            --            --             817            --           817
   Other...............................................        (2,008)          (72)          2,075            --            (5)
Changes in current assets and liabilities, net of
     acquisitions and divestitures:
   Receivables.........................................      (176,521)      101,853          20,820       137,030        83,182
   Inventories.........................................       (45,115)        4,377          (3,905)           --       (44,643)
   Other current assets................................       251,262         3,411            (628)           --       254,045
   Accounts payable....................................      (332,290)       61,780         (10,062)        1,625      (278,947)
   Accrued expenses....................................        22,076        11,634           3,647            --        37,357
                                                            ---------     ---------      ----------    ----------     ---------
Net cash (used) provided by operating activities.......      (245,628)      225,198           2,651       142,474       124,695

Cash flows from investing activities:
  Additions to property, plant and equipment...........       (19,906)       (2,005)         (4,106)           --       (26,017)
  Acquisitions.........................................       (30,106)           --              --            --       (30,106)
  Payments for investments.............................        (7,571)           --          (2,850)        7,500        (2,921)
  Proceeds from the sale of investments................            --         1,000              --            --         1,000
  Proceeds from divestiture of businesses..............            --            --           2,635            --         2,635
  Proceeds from sale of property, plant and equipment .         1,151         1,670               4            --         2,825
  Dividends from investments in affiliated companies ..         2,902           430             678            --         4,010
  Increase in restricted cash..........................          (279)           --              --            --          (279)
  Other................................................           380            --              --            --           380
                                                            ---------     ---------      ----------    ----------     ---------
Net cash (used) provided by investing activities.......       (53,429)        1,095          (3,639)        7,500       (48,473)

Cash flows from financing activities:
  Increase (decrease) in short-term debt...............       146,759           929         (11,877)     (142,474)       (6,663)
  Proceeds from issuance of long-term debt.............         1,481            --              --            --         1,481
  Principal payments on long-term debt.................       (80,908)      (38,296)         (3,852)           --      (123,056)
  Principal payments on obligations under capital
    lease..............................................            --            --          (5,550)           --        (5,550)
  Distribution to members..............................       183,830      (183,830)             --            --            --
  Payments for redemption of member equities...........       (33,683)           --              --            --       (33,683)
  Other................................................        (1,468)           --           8,501        (7,500)         (467)
                                                            ---------     ---------      ----------    ----------     ---------

Net cash provided (used) by financing activities.......       216,011      (221,197)        (12,778)     (149,974)     (167,938)

Net cash provided by discontinued operations...........        45,811            --              --            --        45,811
                                                            ---------     ---------      ----------    ----------     ---------
Net (decrease) increase in cash and short-term
    investments........................................       (37,235)        5,096         (13,766)           --       (45,905)
Cash and short-term investments at beginning of
  period...............................................        65,129       (16,643)         24,650            --        73,136
                                                            ---------     ---------      ----------    ----------     ---------
Cash and short-term investments at end of period.......     $  27,894     $ (11,547)     $   10,884    $       --     $  27,231
                                                            =========     =========      ==========    ==========     =========

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2004

                                                LAND       WHOLLY-
                                              O'LAKES,      OWNED              NON-
                                            INC. PARENT  CONSOLIDATED       GUARANTOR
                                              COMPANY     GUARANTORS       SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                            -----------  ------------      ------------   ------------     ------------
                                                                      ASSETS
Current assets:
  Cash and short-term investments.......    $    65,129  $    (16,643)     $     24,650   $         --     $     73,136
  Restricted cash.......................         20,338            --                --             --           20,338
  Receivables, net......................        380,149       259,080           109,984       (190,372)         558,841
  Inventories...........................        247,609       154,571            51,835             --          454,015
  Prepaid expenses......................        270,717         6,835             6,932             --          284,484
  Other current assets..................         57,897        11,226             4,437             --           73,560
                                            -----------  ------------      ------------   ------------     ------------
   Total current assets.................      1,041,839       415,069           197,838       (190,372)       1,464,374
Investments.............................      1,283,735        17,254             9,651       (840,090)         470,550
Property, plant and equipment, net......        213,786       235,286           160,940             --          610,012
Property under capital lease, net.......             15            --           100,164             --          100,179
Goodwill, net...........................        184,323        83,098            64,161             --          331,582
Other intangibles, net..................          2,484        93,373             3,159             --           99,016
Other assets............................         46,607        33,943            52,094         (8,575)         124,069
                                            -----------  ------------      ------------   ------------     ------------
   Total assets.........................    $ 2,772,789  $    878,023      $    588,007   $ (1,039,037)    $  3,199,782
                                            ===========  ============      ============   ============     ============

                                                             LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations......    $    90,944  $        990      $     94,827   $   (135,008)    $     51,753
  Current portion of long-term debt.....          3,457        38,263             7,165        (38,205)          10,680
  Current portion of obligations
   under capital lease..................             --            --            10,378             --           10,378
  Accounts payable......................        654,660       131,798            43,604        (16,734)         813,328
  Accrued expenses......................        156,062        53,903            18,470             --          228,435
  Patronage refunds and other member
   equities payable.....................         22,245            72                --             --           22,317
                                            -----------  ------------      ------------   ------------     ------------
   Total current liabilities............        927,368       225,026           174,444       (189,947)       1,136,891
Long-term debt..........................        856,070         9,474            76,692         (9,000)         933,236
Obligations under capital lease.........             --            --            90,524             --           90,524
Employee benefits and other
  liabilities ..........................        134,447        28,289            12,141             --          174,877
Minority interests......................             --         3,192             6,158             --            9,350
Equities:
  Capital stock.........................          2,059       463,941           134,536       (598,477)           2,059
  Member equities.......................        852,759            --                --             --          852,759
  Accumulated other comprehensive loss..        (73,792)         (500)               --            500          (73,792)
  Retained earnings.....................         73,878       148,601            93,512       (242,113)          73,878
                                            -----------  ------------      ------------   ------------     ------------
   Total equities.......................        854,904       612,042           228,048       (840,090)         854,904
                                            -----------  ------------      ------------   ------------     ------------
Commitments and contingencies
   Total liabilities and equities.......    $ 2,772,789  $    878,023      $    588,007   $ (1,039,037)    $  3,199,782
                                            ===========  ============      ============   ============     ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004

                                              LAND         WHOLLY-
                                          O'LAKES, INC.     OWNED           NON-
                                             PARENT      CONSOLIDATED    GUARANTOR
                                            COMPANY       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          -------------  ------------   ------------   ------------   ------------
Net sales.............................     $ 1,025,687   $   727,837    $   239,548     $       --     $ 1,993,072
Cost of sales.........................         983,500       676,588        219,612             --       1,879,700
                                           -----------   -----------    -----------     ----------     -----------
Gross profit..........................          42,187        51,249         19,936             --         113,372

Selling, general and administrative...          52,179        61,450         10,572             --         124,201
Restructuring and impairment
 charges..............................           1,380           210            --              --           1,590
                                           -----------   -----------    -----------     ----------     -----------
(Loss) earnings from operations.......         (11,372)      (10,411)         9,364             --         (12,419)

Interest expense (income), net........          18,063           (19)         1,799             --          19,843
Other expense (income), net...........             423            66           (448)            --              41
Equity in earnings of affiliated
companies.............................         (43,777)         (314)        (2,547)        (1,887)        (48,525)
Minority interest in (loss) earnings
 of subsidiaries......................            (763)           --            483             --            (280)
                                           -----------   -----------    -----------     ----------     -----------

Earnings (loss) before income taxes
 and discontinued operations..........          14,682       (10,144)        10,077          1,887          16,502
Income tax (benefit) expense..........          (4,772)           57          1,763             --          (2,952)
                                           -----------   -----------    -----------     ----------     -----------
Earnings (loss) from continuing
  operations..........................          19,454       (10,201)         8,314          1,887          19,454
Loss from discontinued operations,
 net of income taxes..................          (2,710)           --             --             --          (2,710)
                                           -----------   -----------    -----------     ----------     -----------

Net earnings (loss)...................     $    16,744   $   (10,201)   $     8,314     $    1,887     $    16,744
                                           ===========   ===========    ===========     ==========     ===========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                              LAND         WHOLLY-
                                          O'LAKES, INC.     OWNED           NON-
                                             PARENT      CONSOLIDATED    GUARANTOR
                                            COMPANY       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ------------- -------------   ------------   ------------   ------------
Net sales...............................   $ 2,061,614  $   1,453,363   $   483,713    $         --   $  3,998,690
Cost of sales...........................     1,936,649      1,318,896       429,971              --      3,685,516
                                           -----------  -------------   -----------    ------------   ------------
    Gross profit........................       124,965        134,467        53,742              --        313,174

Selling, general and administrative.....       110,906        125,307        21,689              --        257,902
Restructuring and impairment charges....         2,280            210            --              --          2,490
                                           -----------  -------------   -----------    ------------   ------------
     Earnings from operations...........        11,779          8,950        32,053              --         52,782

Interest expense, net...................        39,045             69         3,938              --         43,052
Other income, net.......................        (5,475)          (223)         (448)             --         (6,146)
Equity in (earnings) loss of
  affiliated companies..................       (96,864)          (856)      (10,355)         42,168        (65,907)
Minority interest in earnings of
  subsidiaries..........................           459             --           661              --          1,120
                                           -----------  -------------   -----------    ------------   ------------

Earnings (loss) before income taxes
  and discontinued operations...........        74,614          9,960        38,257         (42,168)        80,663
Income tax expense......................         8,357            115         5,934              --         14,406
                                           -----------  -------------   -----------    ------------   ------------
Earnings (loss) from continuing
  operations............................        66,257          9,845        32,323         (42,168)        66,257
Loss from discontinued operations,
  net of income taxes...................        (4,388)            --            --              --         (4,388)
                                           -----------  -------------   -----------    ------------   ------------
Net earnings (loss).....................   $    61,869  $       9,845   $    32,323    $    (42,168)  $     61,869
                                           ===========  =============   ===========    ============   ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                LAND          WHOLLY-
                                                             O'LAKES, INC.     OWNED           NON-
                                                                PARENT      CONSOLIDATED    GUARANTOR
                                                               COMPANY       GUARANTORS    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                             -------------  ------------   ------------  ------------  ------------
Cash flows from operating activities:
Net earnings (loss) .......................................   $  61,869      $   9,845      $  32,323     $ (42,168)    $  61,869
Loss from discontinued operations, net of income tax
   benefit ................................................       4,388             --             --            --         4,388
Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
   Depreciation and amortization ..........................      24,350         17,997         11,495            --        53,842
   Amortization of deferred financing costs ...............       3,272             --            298            --         3,570
   Bad debt expense .......................................         638             --             --            --           638
   Proceeds from patronage revolvement received ...........       2,143             --             --            --         2,143
   Non-cash patronage income ..............................      (1,023)            --             --            --        (1,023)
   Deferred income tax expense ............................       3,772             --             --            --         3,772
   (Increase) decrease in other assets ....................     (11,821)         6,806            955           179        (3,881)
   Increase (decrease) in other liabilities ...............       6,366         (4,795)        (1,014)          632         1,189
   Restructuring and impairment charges ...................       2,280            210             --            --         2,490
   Gain on divestiture of business ........................      (1,664)            --             --            --        (1,664)
   Equity in (earnings) loss of affiliated companies ......     (96,864)          (856)       (10,355)       42,168       (65,907)
   Minority interests .....................................         459             --            661            --         1,120
   Other ..................................................      (1,369)            --             --            --        (1,369)
Changes in current assets and liabilities, net of
 acquisitions and divestitures:
   Receivables ............................................      74,149         22,174          4,413        97,101       197,837
   Inventories ............................................     (69,558)         5,898         (2,791)           --       (66,451)
   Other current assets ...................................     215,086         (7,721)        (2,802)           --       204,563
   Accounts payable .......................................    (156,134)       (22,905)        (6,416)      (37,707)     (223,162)
   Accrued expenses .......................................      12,700         (6,259)            65            --         6,506
                                                              ---------      ---------      ---------     ---------     ---------
Net cash provided by operating activities .................      73,039         20,394         26,832        60,205       180,470

Cash flows from investing activities:
  Additions to property, plant and equipment ..............     (11,025)        (7,170)       (22,018)           --       (40,213)
  Acquisition of minority interest ........................     (12,150)            --             --            --       (12,150)
  Payments for investments ................................     (24,670)            --             --        24,500          (170)
  Net proceeds from divestiture of businesses .............       7,500             --             --            --         7,500
  Proceeds from sale of investments .......................          --            216             --            --           216
  Proceeds from sale of property, plant and equipment .....       5,859            486            536            --         6,881
  Dividends from investments in affiliated companies ......      13,346            444         11,262       (10,600)       14,452
  Increase in restricted cash .............................         (95)            --             --            --           (95)
  Other ...................................................         528             --             --            --           528
                                                              ---------      ---------      ---------     ---------     ---------
  Net cash (used) provided by investing activities ........     (20,707)        (6,024)       (10,220)       13,900       (23,051)

Cash flows from financing activities:
  Increase (decrease) in short-term debt ..................      60,345        (11,028)       (18,089)      (60,205)      (28,977)
  Proceeds from issuance of long-term debt ................         766             14         16,932            --        17,712
  Principal payments on long-term debt ....................    (127,059)           (93)       (15,329)           --      (142,481)
  Principal payments on obligations under capital lease....          --             --         (5,241)           --        (5,241)
  Payments for debt issuance costs ........................      (4,166)            --             --            --        (4,166)
  Payments for redemption of member equities ..............     (32,616)            --             --            --       (32,616)
  Other ...................................................         240             --         13,900       (13,900)          240
                                                              ---------      ---------      ---------     ---------     ---------
Net cash used by financing activities .....................    (102,490)       (11,107)        (7,827)      (74,105)     (195,529)

Net cash used by discontinued operations ..................      (2,362)            --             --            --        (2,362)
                                                              ---------      ---------      ---------     ---------     ---------
Net (decrease) increase in cash and short-term
  investments .............................................     (52,520)         3,263          8,785            --       (40,472)
Cash and short-term investments at beginning of period ....      99,753          4,207          6,314            --       110,274
                                                              ---------      ---------      ---------     ---------     ---------
Cash and short-term investments at end of period ..........   $  47,233      $   7,470      $  15,099     $      --     $  69,802
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

OVERVIEW

GENERAL

      We operate our business predominantly in the United States in five segments: dairy foods, feed, seed, agronomy and layers. For the three months ended June 30, 2005, we reported net sales of $1.8 billion and net earnings of $25.8 million compared to net sales of $2.0 billion and net earnings of $16.8 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, we reported net sales of $3.9 billion and net earnings of $50.1 million compared to net sales of $4.0 billion and net earnings of $61.9 million for the six months ended June 30, 2004. Improved margin performance in the feed segment, increased volumes in the dairy foods segment and a reduction in after-tax unrealized hedging losses from 2004 of $13.9 million resulted in the increased net earnings for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase was partially offset by a steep decline in egg market prices, resulting in a net earnings decline in our layers segment. For the six months ended June 30, 2005, net earnings decreased compared to the six months ended June 30, 2004, primarily as a result of lower egg market prices, partially offset by improved margin performances in the seed and feed segments.

      In April 2004 and June 2004, we announced our intention to reposition our layers and swine segments, respectively, for strategic growth. In February 2005, we sold our swine production assets to Maschhoff West LLC for net proceeds of $42.0 million, which resulted in a gain, net of tax, of approximately $0.1 million. We are continuing to evaluate various repositioning alternatives for our layers segment.

      As of June 30, 2005, the Company held a 38% minority interest in CF Industries, Inc., a domestic manufacturer of crop nutrients, ("CF Industries") and carried a $213 million investment balance on its consolidated balance sheet. On May 16, 2005 CF Industries filed a registration statement with the Securities and Exchange Commission with respect to an Initial Public Offering of its common stock (the "CF IPO"). On August 10, 2005, the per share price was set, and based on the number of shares we are selling as part of the CF IPO, we expect to receive approximately $250 million in cash (the "Net Proceeds"). As a result of the CF IPO, our remaining ownership percentage in CF Industries will decline from 38% to approximately 7.5%. See item 5 "Other Information" for further information.

      On August 3, 2005, the Board of Directors of Land O'Lakes, Inc. (the "Company") announced that, effective as of October 1, 2005, Chris Policinski will serve as the Company's president and chief executive officer, succeeding John Gherty who announced his retirement earlier this year after serving as the Company's president and chief executive officer for the past 16 years. Since joining the Company in 1997, Mr. Policinski, 47, has served in various leadership positions and currently serves as the Executive Vice President and Chief Operating Officer of the Company's Dairy Foods business, a position he has held since 2002.

UNCONSOLIDATED BUSINESSES

      We have investments in certain entities that are not consolidated in our financial statements. Equity in earnings from our unconsolidated businesses was $44.6 million for the three months ended June 30, 2005 compared to equity in earnings of $48.5 million for the three months ended June 30, 2004. Equity in earnings from our unconsolidated businesses was $43.8 million for the six months ended June 30, 2005 compared to equity in earnings of $65.9 million for the six months ended June 30, 2004. Our investment in unconsolidated businesses amounted to $520.5 million at June 30, 2005 and $470.6 million at December 31, 2004. Cash flow from our equity investments for the six months ended June 30, 2005 was $4.0 million compared to $14.5 million for the six months ended June 30, 2004.

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

                                                                    JUNE 30,
                                                              ------------------
                                                               2005        2004
                                                              -------    -------
                                                                 (IN MILLIONS)
AGRILIANCE:
  Investment................................................  $ 153.1    $ 141.8
  Equity in earnings........................................     46.4       49.7
CF INDUSTRIES:
  Investment................................................  $ 213.0*   $ 249.5
  Patronage income..........................................       --         --

* The investment in CF Industries was impaired by $36.5 million during 2004.

      For the three months ended June 30, 2005, Agriliance reported net earnings of $92.5 million; $6.5 million more than reported net earnings of $86.0 million for the three months ended June 30, 2004. Year-to-date sales of crop protection products increased 0.2% compared to prior year sales and earnings decreased $3.6 million due to product mix and continued devaluation related to products losing patent protection. Year-to-date volumes in crop nutrients increased 2% from last year and crop nutrient earnings increased $3.6 million due to higher margins in nitrogen-based products and potash. The Agro Distribution, Agriliance's
Southern retail business, earnings were $5.9 million higher than last year due to additional vendor rebates received.

      For the six months ended June 30, 2005, Agriliance reported net earnings of $92.8 million, $6.6 million less than net earnings of $99.4 million for the six months ended June 31, 2004. Year-to-date sales of crop protection products decreased 4% compared to prior year sales and earnings decreased $14.0 million due to product mix and continued devaluation related to products losing patent protection. Year-to-date volumes in crop nutrients increased 7% from last year and earnings increased $1.1 million due to higher margins in nitrogen-based products and potash. The Agro Distribution retail business earnings were $7.2 million higher than last year due to additional vendor rebates received. We received no cash distributions from Agriliance during the six months ended June 30, 2005 and 2004 since Agriliance typically does not pay dividends until the third or fourth quarter. We expect to receive dividends for the year ended December 31, 2005 which would approximate dividends received in 2004.

      Due to the strength of the crop nutrient markets, CF Industries was profitable for the six month period ended June 30, 2005. Since CF Industries is a cooperative, we only receive earnings from our investment when the cooperative allocates and distributes patronage to us. No patronage was allocated or distributed to us in the six months ended June 30, 2005, nor has any patronage been allocated to us in the last five years because CF Industries realized losses from 1998 to 2003.

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

    Dairy Foods. Raw milk is the major commodity input for our dairy foods segment. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the six months ended June 30, 2005, bulk cheese, which is generally priced the date of make, represented approximately 9% of the dairy foods segment's net sales.

      We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter typically is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the six months ended June 30, 2005, branded, private label, deli and foodservice net sales of butter and cheese products represented approximately 33% of the dairy foods net sales.

      Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. The per-pound market price of butter averaged $1.47 for the three months ended June 30, 2005, compared to $2.07 for the three months ended June 30, 2004. The per-pound market price of butter averaged $1.52 for the six months ended June 30, 2005, compared to $1.91 for the six months ended June 30, 2004. The per-pound market price for butter on December 31, 2004 was $1.54. In the past three years, the lowest average monthly market price for butter was $0.96 in September 2002 and the highest average monthly market price was $2.21 in April 2004. The per-pound market price for block cheese averaged $1.51 for the three months ended June 30, 2005, compared to $1.99 for the three months ended June 30, 2004. The per-pound market price for block cheese averaged $1.53 for the six months ended June 30, 2005, compared to $1.74 for the six months ended June 30, 2004. In the past three years, the lowest monthly market price for block cheese was $1.07 in March 2003 and the highest monthly market price was $2.14 in April 2004. The per-pound market price for block cheese on December 31, 2004 was $1.49.

      We maintain a sizable dairy manufacturing presence in the Upper Midwest. Milk production in the region is stable to slightly up for the six months ended June 30, 2005 versus 2004 due to lower feed prices coupled with higher milk prices. There continues to be sufficient milk to meet manufacturing requirements. We continue to explore additional initiatives to improve our Upper Midwest dairy infrastructure in an effort to increase efficiencies and reduce costs.

      Margins on our mozzarella and whey products increased $0.4 million for the six months ended June 30, 2005 compared to the same period for 2004 due to product mix and volume changes. As of June 30, 2004, we completed the phase two expansion of our Tulare, California mozzarella cheese manufacturing facility, Cheese & Protein International LLC ("CPI"), which doubled the plant capacity to approximately 6 million pounds of milk per day. We expect pretax losses at CPI to continue through 2005 as mozzarella margins continue to be weak.

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

      As dairy production has shifted from the Upper Midwest to the Western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of lower inclusion supplemental feeds and simple blends. Complete feed is manufactured feed which meets the complete nutritional requirements of animals, whereas a simple blend is a blending of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional needs; a supplemental feed is somewhere between these two. Simple blends tend to have lower margins than supplemental feeds, and both have lower margins than complete feeds. This change in product mix is a result of differences in industry practices. Dairy producers in the Western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our western feed region. In addition, the increase in vertical integration of swine and poultry producers has shifted our feed product mix to lower-margin feed products.

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

      Layers. Our joint venture in MoArk LLC produces and markets shell eggs and liquid egg products. MoArk's sales and earnings fluctuate depending on egg market prices. For the six months ended June 30, 2005, egg prices averaged $0.67 per dozen, as measured by the Urner Barry (South Central) market, compared to egg prices of $1.06 per dozen for the six months ended June 30, 2004. We believe that egg market prices will remain depressed through the remainder of 2005 due to excess capacity in the industry and the diminishing popularity of high-protein diets.

DERIVATIVE COMMODITY INSTRUMENTS

      We use derivative commodity instruments, primarily futures contracts, to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked-to-market each month and these unrealized gains or losses ("unrealized hedging gains and losses") are recognized in our earnings and are fully taxed and applied to retained earnings on our balance sheet. We recorded pretax unrealized hedging gains of $1.0 million and pretax unrealized hedging losses of $21.6 million for the three months ended June 30, 2005 and June 30, 2004, respectively. For the six months ended June 30, 2005, we recorded pretax unrealized hedging gains of $7.9 million and for the six months ended June 30, 2004, we recorded pretax unrealized hedging losses of $8.5 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Overview of Results

      Our net earnings were $25.8 million for the three months ended June 30, 2005 compared to $16.8 million for the three months ended June 30, 2004. The primary reasons for the increase in net earnings were a decrease in after-tax unrealized hedging losses of $13.9 million, improved margin performance in the feed segment that increased net earnings by $8.2 million and a $3.6 million increase in dairy foods net earnings compared to the same period in 2004. These were partially offset by a $15.8 million decrease in layers net earnings, which resulted from a steep decline in egg market prices.

Net Sales

      Net sales for the three months ended June 30, 2005 decreased $185.0 million, or 9.3%, to $1,808.1 million compared to the same period in 2004. Decreases in feed, layers and dairy foods sales of $209.4 million compared to the three months ended June 30, 2004 were partially offset by an increase in seed sales of $23.0 million from the prior year. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Gross Profit

      Gross profit for the three months ended June 30, 2005 increased $13.6 million, or 12.0%, to $127.0 million compared to $113.4 million for the three months ended June 30, 2004. The primary reasons for the increase were a decrease in unrealized hedging losses of $18.8 million from 2004 and improved margin performance in the feed segment (excluding unrealized hedging) that increased gross profit by $7.4 million. The increase was partially offset by an $18.6 million decline in layers gross profit (excluding unrealized hedging) due to a drop in egg market prices. Gross profit as a percent of net sales increased 1.3 percentage points to 7.0% for the three months ended June 30, 2005 compared to 5.7% for the same period in 2004. The primary reason for the increase was a decrease in unrealized hedging losses of $18.8 million for the three months ended June 30, 2005 versus the same period for 2004. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Selling, General and Administrative Expense

      Selling, general and administrative expense for the three months ended June 30, 2005 decreased $1.3 million to $122.9 million compared to $124.2 million for the three months ended June 30, 2004. The decrease was primarily due to $3.0 million in reduced administrative expense in the feed segment, partially offset by an increase in selling expenses of $1.8 million. Selling, general and administrative expense as a percent of net sales increased 0.6 percentage points to 6.8% for the three months ended June 30, 2005 from 6.2% for the three months ended June 30, 2004. The increase as a percent of net sales was primarily due to lower sales for the three months ended June 30, 2005 as commodity price levels fell from last year while expenses remained consistent with the prior year.

Restructuring and Impairment Charges

      For the three months ended June 30, 2005, we recorded restructuring and impairment charges of $0.1 million compared to $1.6 million for the same period in 2004. For the three months ended June 30, 2005, the feed segment incurred $0.1 million impairment on fixed assets and for the three months ended June 30, 2004, Seed incurred goodwill impairment charges of $1.0 million, feed incurred fixed asset impairments for $0.2 million and the dairy foods segment reported a $0.4 million restructuring charge related to the closure of our Volga, SD cheese facility.

Equity in Earnings of Affiliated Companies

      For the three months ended June 30, 2005, equity in earnings of affiliated companies was $44.6 million compared to $48.5 million for the three months ended June 30, 2004, resulting in a $3.9 million decrease. Equity in losses from joint venture investments held by MoArk was $3.3 million for the three months ended June 30, 2005, versus $2.6 million of equity in earnings for 2004, which resulted in a $5.9 million decrease in earnings. Equity in earnings from Agriliance was $46.4 million for the three months ended June 30, 2005, which was a $3.3 million increase from the same period last year. A discussion of net earnings for Agriliance can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - - Unconsolidated Businesses."

Net Sales and Gross Profit by Business Segment

      Our reportable segments consist of business units that offer similar products and services and/or similar customers. We have five segments: dairy foods, feed, seed, agronomy and layers. Our agronomy segment consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method, and our 38% interest in CF Industries, which is accounted for on a cost basis. Accordingly, no sales or gross profit are recorded for the agronomy segment. A discussion of net earnings for Agriliance and CF Industries can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - - Unconsolidated Businesses."

DAIRY FOODS

                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                    -----------------------------------
           (in millions)               2005         2004       % CHANGE
                                   ---------  --------------  -----------
Net sales........................  $   936.3  $      1,035.1       (9.5)%
Gross profit.....................       41.3            28.2       46.5 %

    Gross profit % of net sales          4.4%            2.7%

Net Sales

      Net sales for the three months ended June 30, 2005 decreased $98.8 million, or 9.5%, compared to the three months ended June 30, 2004. Decreases of $18.4 million and $19.8 million for the three months ended June 30, 2005 were realized in retail butter and cheese, primarily due to a decline in average market prices. Retail butter market prices decreased $0.60 per pound, from $2.07 for the three months ended June 30, 2004 versus $1.47 for the three months ended June 30, 2005. Cheese market prices decreased $0.48 per pound, from $1.99 for the three months ended June 30, 2004 versus $1.51 for the three months ended June 30, 2005. Sales through our wholesale milk marketing program decreased $81.0 million compared to the same period in 2004 due primarily to significant decreases in milk market prices. Offsetting these decreases were increases in retail butter and cheese volumes of $10.5 million and $14.5 million, respectively.

Gross Profit

      Gross profit for the three months ended June 30, 2005 increased $13.1 million compared to the three months ended June 30, 2004. Unrealized hedging losses of $0.6 million for the three months ended June 30, 2005 compared to losses of $5.8 million for the three months ended June 30, 2004 resulted in a $5.2 million increase in gross profit. Gross profit for butter and spreads increased $2.2 million for the three month period ended June 30, 2005 compared to the prior year due primarily to a 10% increase in volumes. Gross profit for value-added cheese (retail, deli, and foodservice cheese) increased $3.5 million due to the mix of products sold and increased volumes during the three months ended June 30, 2005 compared to the prior year. Gross profit as a percent of net sales increased from 2.7% to 4.4% for the three months ended June 30, 2005 versus 2004 due to improved product mix and less volatility in the commodities markets.

FEED

                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                     --------------------------------------
          (in millions)                 2005         2004        % CHANGE
                                     ---------  --------------  -----------
Net sales.........................   $   626.9  $        680.5     (7.9)%
Gross profit......................        68.6            49.9     37.5 %
    Gross profit % of net sales...        10.9%            7.3%

Net Sales

      Net sales for the three months ended June 30, 2005 decreased $53.6 million, or 7.9%, compared to the three months ended June 30, 2004. Ingredient sales decreased $29.2 million due primarily to lower commodity prices in the second quarter of 2005 compared to 2004, partially offset by increased volumes. Formula feed sales, which includes both lifestyle and livestock feeds, decreased $18.5 million also due to lower commodity prices. Volume declines in formula feed sales were $9.4 million, which were mainly attributable to declines in livestock feed, partially offset by higher volumes in lifestyle feed. The higher volumes in lifestyle products were the result of focused efforts to increase distribution through our alternative channel (private label) business as well as new horse product introductions and distribution channels.

Gross Profit

      Gross profit for the three months ended June 30, 2005 increased $18.7 million, or 37.5%, compared to the three months ended June 30, 2004. Formula feed gross profit increased $9.7 million largely due to favorable pricing opportunities in a relatively stable market. Unrealized hedging gains of $1.6 million for the three months ended June 30, 2005 compared to losses of $9.7 million for 2004 resulted in an increase to gross profit of $11.3 million. Offsetting these increases was decreased gross profit on ingredient and premix sales of $2.7 million due to fewer purchasing opportunities in a stable market as opposed to a rising market as we experienced in the three months ended June 30, 2004. Gross profit as a percent of net sales increased to 10.9% from 7.3% for the three months ended June 30, 2005 and 2004, respectively. The increase is primarily due to the change in the unrealized hedging gains as well as the increase in formula feed gross profit.

SEED

                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                     ----------------------------------------
           (in millions)               2005          2004         % CHANGE
                                     ---------   -------------  -------------
Net sales.........................   $   154.0   $       131.0         17.6 %
Gross profit......................        16.5            17.2         (4.1)%
    Gross profit % of net sales...        10.7%           13.1%

Net Sales

      Net sales for the three months ended June 30, 2005 increased $23.0 million, or 17.6%, to $154.0 million, compared to net sales of $131.0 million for the three months ended June 30, 2004. With strong markets, alfalfa sales increased $2.6 million, or 26.1%. Product mix and volume growth resulted in increased corn sales of $5.1 million, or 13.9%. Soybean sales increased $15.1 million in 2005, or 31%, as a result of increased volumes in both proprietary and partnered brands. Volume increases in other seed categories resulted in a sales increase of $0.2 million.

Gross Profit

      Gross profit for the three months ended June 30, 2005 decreased $0.7 million, or 4.1%, to $16.5 million. Corn gross profit decreased $2.3 million mainly due to recording additional inventory reserves related to obsolete inventory. The sale of Seed Research of Oregon in December, 2004, decreased gross profit by $1.6 million. Partially offsetting these decreases was a $1.6 million gross profit increase in alfalfa due to increases in volumes and margins per unit. Soybean gross profit increased by $1.2 million mainly due to an increase in volumes. Unrealized hedging losses were $0.5 million less for the three months ended June 30, 2005 compared to the same period in 2004, which also increased gross profit.

LAYERS

                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                        --------------------------------------
           (in millions)                   2005         2004       % CHANGE
                                        ---------   ---------   --------------
Net sales..........................     $    86.3   $   143.3            (39.8)%
Gross profit.......................           0.2        16.9            (99.0)%

    Gross profit % of net sales....           0.2%       11.8%

Net Sales

      Net sales for the three months ended June 30, 2005 decreased $57.0 million, or 39.8%, compared to the three months ended June 30, 2004. Although volumes were higher for both shell eggs and egg products, declines in market prices resulted in the decrease in sales. A $34.6 million decrease in net sales of shell eggs resulted primarily from a 33% decrease in average egg market prices. For the three months ended June 30, 2005, the average market price of eggs per dozen was $0.61 versus $0.91 for the three months ended June 30, 2004. A 55% decrease in the average market price for egg products resulted in a sales decrease of $22.5 million for the three months ended June 30, 2005 compared to the same period in the prior year.

Gross Profit

      Gross profit for the three months ended June 30, 2005 decreased $16.7 million compared to the three months ended June 30, 2004. The decline is primarily attributable to the drop in the average market price of eggs. This was partially offset by unrealized hedging gains of $0.1 million for the three months ended June 30, 2005 compared to unrealized hedging losses $1.8 million for the three months ended June 30, 2004. Gross profit as a percent of net sales was 0.2% for the three months ended June 30, 2005 compared to 11.8% for the three months ended June 30, 2004, primarily due to a steep decline in egg market prices.

SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Overview of Results

      Our net earnings were $50.1 million for the six months ended June 30, 2005 compared to $61.9 million for the six months ended June 30, 2004. The primary reason for the decrease in net earnings was a $37.1 million decrease in layers net earnings which resulted from a steep decline in egg market prices. This decline was partially offset by improved margin performances in the feed and seed segments that increased net earnings by $8.8 million and $6.1 million, respectively. In addition, after tax unrealized hedging gains of $4.9 million for the six months ended June 30, 2005 compared to unrealized hedging losses of $5.2 million in 2004 increased net earnings by $10.1 million.

Net Sales

      Net sales for the six months ended June 30, 2005 decreased $144.2 million, or 3.6%, to $3,854.5 million compared to the same period in 2004. Decreases in feed, layers and dairy foods sales of $278.0 million compared to the six months ended June 30, 2004 were partially offset by an increase in seed sales of $132.3 million from the prior year. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Gross Profit

      Gross profit for the six months ended June 30, 2005 decreased $4.3 million, or 1.3%, to $308.9 million compared to $313.2 million for the six months ended June 30, 2004. The primary reasons for the decrease was a $44.5 million decline in layers gross profit (excluding unrealized hedging gains) due to a significant decline in egg market prices. This was partially offset by an increase in unrealized hedging gains of $10.3 million and strong margin performance in the feed and seed segments. Gross profit as a percent of net sales increased 0.2 percentage points to 8.0% for the six months ended June 30, 2005 compared to 7.8% for the same period in 2004. The primary reason for the increase was improved margin performance in the feed and seed segments partially offset by a steep decline in egg market prices for the six months ended June 30, 2005 versus the same period for 2004. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Selling, General and Administrative Expense

      Selling, general and administrative expense for the six months ended June 30, 2005 decreased $1.8 million to $256.1 million compared to $257.9 million for the six months ended June 30, 2004. The decrease was primarily due to reduced advertising and promotional expense, mostly in the feed segment, of $3.0 million for the six months ended June 30, 2005 compared to the prior year. Selling, general and administrative expense as a percent of net sales increased 0.1 percentage points to 6.6% for the six months ended June 30, 2005 from 6.5% for the six months ended June 30, 2004.

Restructuring and Impairment Charges

      For the six months ended June 30, 2005, we had restructuring and impairment charges of $1.0 million compared to $2.5 million for the same period in 2004. For the six months ended June 30, 2005, dairy foods recorded an asset impairment of $0.9 million related to whey protein production fixed assets at the Pine Island, MN facility and feed recorded a $0.1 million impairment charge for the write-down of fixed assets to their estimated fair value. For the six months ended June 30, 2004, we incurred a $1.5 million impairment of goodwill in the seed segment, a $0.2 million impairment of fixed assets in the feed segment and a $0.8 million restructuring charge related to the closure of our Volga, SD cheese facility.

Equity in Earnings of Affiliated Companies

      For the six months ended June 30, 2005, equity in earnings of affiliated companies was $43.8 million compared to $65.9 million of equity in earnings for the six months ended June 30, 2004, resulting in a $22.1 million decrease. Equity in losses from joint venture investments held by MoArk was $5.0 million for the six months ended June 30, 2005, versus $10.4 million of equity in earnings for 2004, which resulted in a $15.4 million decrease in earnings. Equity in earnings from Agriliance was $46.4 million for the six months ended June 30, 2005, which was a $3.3 million decrease from the same period last year. A discussion of net earnings for Agriliance can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - - Unconsolidated Businesses."

Income Taxes

      We recorded income tax expense of $5.0 million for the six months ended June 30, 2005 compared to $14.4 million for the six months ended June 30, 2004. The decrease in income tax expense resulted primarily from a $59.3 million reduction in pretax earnings in our layer segment, partially offset by an increase in unrealized hedging gains of $16.4 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Net Sales and Gross Profit by Business Segment

      Our reportable segments consist of business units that offer similar products and services and/or similar customers. We have five segments: dairy foods, feed, seed, agronomy and layers. Our agronomy segment consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method, and our 38% interest in CF Industries, which is accounted for on a cost basis. Accordingly, no sales or gross profit are recorded for the agronomy segment. A discussion of net earnings for Agriliance and CF Industries can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - - Unconsolidated Businesses."

DAIRY FOODS

                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                       --------------------------------------
           (in millions)                 2005        2004        % CHANGE
                                       ---------   ---------   --------------
Net sales............................  $ 1,891.2   $ 1,942.1             (2.6)%
Gross profit.........................       89.2        85.2              4.7 %

    Gross profit % of net sales......        4.7%        4.4%

Net Sales

      Net sales for the six months ended June 30, 2005 decreased $50.9 million, or 2.6%, compared to the six months ended June 30, 2004. Decreases in retail and private label butter net sales of $14.0 million and $36.5 million, respectively, were primarily due to the average year-to-date market price decreasing $0.39 per pound, from $1.91 for the six months ended June 30, 2004 compared to $1.52 for the six months ended June 30, 2005. Sales through our wholesale milk marketing program decreased $75.3 million compared to the same period in 2004 due primarily to significant decreases in milk market prices. Partially offsetting these decreases were increases in industrial cheese sales of $46.2 million due to the completion of Phase II at the CPI facility, creating additional capacity that resulted in higher sales. Additional increases in international sales and industrial powders and spreads due to market price increases and volume increases resulted in $22.5 million increased sales.

Gross Profit

      Gross profit for the six months ended June 30, 2005 increased $4.0 million compared to the six months ended June 30, 2004. Gross profit for butter and spreads increased $9.0 million for the six months ended June 30, 2005 compared to the prior year due to improved margins. Partially offsetting this increase were unrealized hedging losses of $0.1 million for the six months ended June 30, 2005 compared to gains of $2.7 million for the six months ended June 30, 2004 that resulted in a $2.8 million decrease in gross profit. Gross profit for value-added cheese decreased $1.1 million due to the mix of products sold and decreased volumes during the six months ended June 30, 2005 compared to prior year. In addition, gross profit in the Industrial division decreased $1.4 million primarily due to lower margins in mozzarella, whey and other industrial products. Gross profit as a percent of net sales increased to 4.7% from 4.4% for the six months ended June 30, 2005 versus 2004.

FEED

                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                       --------------------------------------
          (in millions)                  2005        2004         % CHANGE
                                       ---------   ---------   --------------
Net sales...........................   $ 1,257.6   $ 1,357.5             (7.4)%
Gross profit........................       148.2       126.0             17.6 %

    Gross profit % of net sales.....        11.8%        9.3%

Net Sales

      Net sales for the six months ended June 30, 2005 decreased $99.9 million, or 7.4%, compared to the six months ended June 30, 2004. Ingredient sales decreased $71.1 million due primarily to lower commodity prices for the six months ended June 30, 2005 compared to 2004, partially offset by increased volumes. Formula feed sales, which includes both lifestyle and livestock feeds, decreased $30.2 million also due to lower commodity prices. Partially offsetting the formula feed decrease was higher volumes of our livestock cattle feeds, due to favorable cattle markets, as well as lifestyle feed products, primarily companion animal feeds largely due to focused efforts to increase distribution through our alternative channel (private label) business. Sales of horse feed also increased due to new product introductions and increased distribution.

Gross Profit

      Gross profit for the six months ended June 30, 2005 increased $22.2 million, or 17.6%, compared to the six months ended June 30, 2004. Formula feed gross profit increased $17.1 million largely due to favorable pricing opportunities in a relatively stable market. Unrealized hedging gains of $5.2 million for the six months ended June 30, 2005 compared to losses of $4.2 million for 2004 resulted in an increase to gross profit of $9.4 million. Partially offsetting these increases were decreases in gross profit for ingredient and premix sales of $5.6 million due to fewer purchasing opportunities in a stable market as opposed to a rising market as we experienced in 2004. Gross profit as a percent of net sales increased to 11.8% from 9.3% for the six months ended June 30, 2005 and 2004, respectively. The increase is primarily due to the change in the unrealized hedging gains as well as the increase in formula feed gross profit.

SEED

                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                          ---------------------------------
           (in millions)                  2005        2004         % CHANGE
                                        ---------   ---------    ------------
Net sales...........................    $   506.7   $   374.4        35.3%
Gross profit........................         61.9        48.0        29.0%
    Gross profit % of net sales.....         12.2%       12.8%

Net Sales

      Net sales for the six months ended June 30, 2005 increased $132.3 million, or 35.3%, to $506.7 million, compared to net sales of $374.4 million for the period ended June 30, 2004. Alfalfa sales increased $6.4 million, or 19.4%, due to increased volumes related to good domestic and strong international markets. Product mix in proprietary brands and volume growth from partnered sales resulted in increased corn sales of $68.6 million, or 43.7%. Soybean sales increased $55.2 million in 2005, or 46.4%, as a result of increased volumes in both proprietary and partnered brands. Approximately $28.9 million of the increase in soybean sales was due to the timing of sales recognition related to warehousing programs. Volume increases in other seed categories resulted in a sales increase of $2.1 million.

Gross Profit

      Gross profit for the six months ended June 30, 2005 increased $13.9 million, or 29.0%, to $61.9 million, compared to gross profit of $48.0 million for the same period ended June 30, 2004. Gross profit for alfalfa increased $5.1 million, due to increased volumes and margins due to higher sales prices and lower cost of product. Continued volume growth in partnered corn and proprietary product mix resulted in increased gross profit of $3.2 million, or 18.5% over the prior period. Gross profit for soybeans increased $4.1 million, or 27.2%, due to an increase in sales volumes. Approximately $1.8 million of the increase in soybean gross profit was due to the timing of sales recognition related to warehousing programs. Unrealized hedging losses on soybean futures contracts of $0.4 million for the period ended June 30, 2005 compared to unrealized hedging losses of $3.3 million for the period ended June 30, 2004 increased gross profit by $2.9 million. Other seed categories accounted for a decrease in gross profit of $1.5 million due to the decrease in turf sales from the sale of Seed Research of Oregon in the fourth quarter of 2004.

LAYERS

                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                   ------------------------------------
           (in millions)             2005         2004       % CHANGE
                                   ---------   ---------   ------------
Net sales........................  $   191.5   $   318.7          (39.9)%
Gross profit.....................        8.3        51.8          (84.0)%

   Gross profit % of net sales...        4.3%       16.3%

Net Sales

      Net sales for the six months ended June 30, 2005 decreased $127.2 million, or 39.9%, compared to the six months ended June 30, 2004. Although volumes were higher for both, shell eggs and egg products, significant declines in market prices resulted in the decrease in sales. The $79.8 million decrease in net sales of shell eggs resulted primarily from a 37% decrease in average egg market prices. For the six months ended June 30, 2005, the average market price of eggs per dozen was $0.67 versus $1.06 for the six months ended June 30, 2004. A 57% decrease in the average market price for egg products resulted in a sales decrease of $47.0 million for the six months ended June 30, 2005 compared to the same period in the prior year.

Gross Profit

      Gross profit for the six months ended June 30, 2005 decreased $43.5 million compared to the six months ended June 30, 2004. The decline is primarily attributable to the drop in the average market price of eggs. This was partially offset by unrealized hedging gains of $1.0 million for the six months ended June 30, 2005 compared to $0.2 million for the six months ended June 30, 2004. Gross profit as a percent of net sales was 4.3% for the six months ended June 30, 2005 compared to 16.3% for the six months ended June 30, 2004, primarily due to a steep decline in egg market prices.

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

      Total long-term debt, including the current portion, was $821.9 million as of June 30, 2005 compared to $943.9 million as of December 31, 2004. The decrease was primarily due to term debt repayments of $118.4 million in February and March of 2005.

      Our primary sources of debt at June 30, 2005 included a $200 million revolving credit facility, $175 million in secured notes, $350 million in unsecured notes and $191 million of capital securities. For more information, please see the caption below entitled "Principal Debt Facilities."

      At June 30, 2005, we also had long-term debt related to MoArk of $69.1 million. Land O'Lakes does not provide any guarantees or support for MoArk's debt. In addition, we had $37.2 million of other miscellaneous long-term debt at June 30, 2005.

      In 2001, we entered into a $100 million receivables securitization program to reduce overall financing costs. On March 31, 2004, we expanded the facility to $200 million. At June 30, 2005, $30 million was outstanding under this facility compared to $200 million at June 30, 2004 and $0 at December 31, 2004. In accordance with generally accepted accounting principles, this facility is not reflected as debt on our consolidated balance sheet. A more complete description of this accounts receivable securitization program is found below under the caption, "Off-balance Sheet Arrangements."

      Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At June 30, 2005, $144.1 million was available under our $200 million revolving credit facility for working capital and general corporate purposes after giving effect to $55.9 million of outstanding letters of credit, which reduce availability. There was no outstanding balance on the facility at June 30, 2005. In addition, at June 30, 2005, we had available cash on hand of $27.2 million, including $7.9 million of cash at MoArk but excluding $20.6 million in cash held in escrow to support the capital lease financing of Cheese & Protein International. Total equities as of June 30, 2005 were $882.4 million.

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

      We expect total capital expenditures to be approximately $100 million in 2005 with an estimated $35 million to $45 million of this spending related to ongoing maintenance capital expenditures. We had $26 million in capital expenditures for the six months ended June 30, 2005 compared to $40 million for the six months ended June 30, 2004.

      See item 5 Other Information for discussion of net proceeds from the CF Industries IPO.

CASH FLOWS

The following table summarizes the key elements for our cash flows for the following periods:

                                             SIX MONTHS ENDED  SIX MONTHS ENDED
            (in millions)                      JUNE 30, 2005      JUNE 30, 2004
                                             ----------------  -----------------
Net cash provided by operating activities... $          124.7  $           180.5
Net cash used by investing activities.......            (48.5)             (23.1)
Net cash used by financing activities.......           (167.9)            (195.5)

      Operating Activities. Net cash provided by operating activities decreased by $55.8 million for the six months ended June 30, 2005 compared to the same period for 2004, primarily due to changes in working capital requirements.

      Investing Activities. Net cash used by investing activities increased $25.4 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase was primarily due to a $30.1 million payment related to Dairy Foods' prior acquisition of Madison Dairy, a private label butter business. Also, dividends received from joint ventures for the six months ended June 30, 2005 were $4.0 million versus $14.5 million for the same period for 2004 due to lower dividends received from the MoArk joint venture in 2005. Offsetting these amounts was $14 million of reduced capital spending for the six months ended June 30, 2005 versus the same period for 2004.

      Financing Activities. Net cash used by financing activities decreased by $27.6 million for the six months ended June 30, 2005 compared to the same period in 2004. This decrease is partly due to payments on term loans totaling $118.4 million for the six months ended June 30, 2005 compared to $126.5 million for the six months ended June 30, 2004. Payments on MoArk debt were $3.8 million in 2005 compared to $19.5 million in 2004. In addition, in 2004 we paid $4.2 million for debt issuance costs but had no similar payment made in 2005.

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

      In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. As of June 30, 2005, the outstanding balance of Capital Securities was $190.7 million.

      In April and May 2004, we entered into three $50 million fixed-to-floating interest rate swap agreements, designated as fair value hedges to maintain an appropriate balance between fixed and floating rate exposures. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively converted $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. In April 2005, we elected to reverse $48 million of these swap agreements based upon favorable markets and an updated assessment of our floating rate interest exposure. We received an immaterial amount of proceeds related to the swap reversal. At June 30, 2005, the aggregate notional amount of the swaps is $102 million and the fair value is an asset of $1.0 million.

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

                                    As of and for the     As of and for the
                                   twelve months ended  year ended December
                                      June 30, 2005           31, 2004
                                   -------------------  -------------------
Actual Interest Coverage Ratio          3.40 to 1             3.23 to 1
Required Interest Coverage Ratio:
  Must be at least                      2.50 to 1             2.50 to 1

Actual Leverage Ratio                   2.54 to 1             3.17 to 1
Required Leverage Ratio:
  Must be no greater than               4.50 to 1             4.50 to 1

      The required maximum leverage ratio steps down from 4.5 to 1 for the June 30, 2005 calculation, to 4.0 to 1 for the December 31, 2005 calculation and to
3.75 to 1 for the December 31, 2006 calculation and thereafter.

      Indebtedness under the revolving credit facility is secured by substantially all of the material assets of Land O'Lakes and its wholly-owned domestic subsidiaries (other than LOL Finance Co., LOLFC, LLC and LOL SPV, LLC (formerly named LOL Farmland Feed SPV, LLC)), including real and personal property, inventory, accounts receivable (other than those receivables which have been sold in connection with our receivables securitization), intellectual property and other intangibles. Indebtedness under the revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries and CPI (other than LOL Finance Co., LOLFC, LLC, and LOL SPV, LLC). The 9.00% senior notes are secured by a second lien on essentially all of the assets which secure the revolving credit agreement, and are guaranteed by the same entities. The 8.75% senior notes are unsecured but are guaranteed by the same entities that guarantee the obligations under the revolving credit facility.

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

      In March 2004, we completed an amendment to our receivables securitization facility. Under the amendment, the facility was increased from $100 million to $200 million. The amendment incorporated receivables generated in our dairy foods segment. In addition, the amendment increased the facility's term from one year to three years. Concurrent with the amendment, we applied the incremental proceeds from the expansion to our outstanding senior bank facilities, which included the mandatory payment in full of our Term A loan facility and a partial repayment on our Term B loan facility. The amendment also reduced the effective cost of the facility from LIBOR plus 175 basis points to LIBOR plus 137.5 basis points. As of June 30, 2005, $170 million was available under this securitization facility.

CAPITAL LEASES

      Cheese & Protein International (CPI), a consolidated joint venture of Land O'Lakes, leased certain equipment and the buildings related to its cheese manufacturing and whey processing plant in Tulare, California (the "Lease"). The Lease was accounted for as a capital lease in our consolidated financial statements as of June 30, 2005, with a lease balance of $85.9 million. On July 1, 2005, the remaining lease balance was voluntarily prepaid. The cash for the prepayment was made available to CPI from Land O'Lakes as an equity injection on July 1, 2005, thereby increasing Land O'Lakes ownership interest in the venture from 97.5% to 98.5%. The minority partner in the venture is MMDI, Inc., an affiliate of Mitsui, USA. This prepayment permitted the release of $20.6 million of cash which the Company pledged to support the lease. Simultaneous with the prepayment of the CPI lease, the Company elected to designate CPI as a restricted subsidiary under the Land O'Lakes senior bond indentures, and a loan party under the Company's revolving credit facility. As of July 1, 2005, CPI's on-balance sheet debt and income or loss will be included in the covenant calculations for the Company's senior debt facilities. Further, CPI will guarantee the Company's obligations under the revolving credit facility, the 8.75% senior unsecured notes, and the 9.00% senior secured notes. CPI's assets have also been pledged to support the revolving credit facility and the 9.00% senior secured notes.

      MMDI, Inc. has a put option for its remaining interest, which takes effect up to nine months following notice. The put allows Mitsui to sell its entire remaining interest to us for $3.2 million, which we have reflected as a liability in the accompanying consolidated financial statements, plus any future contributions which Mitsui may make.

      MoArk, a consolidated joint venture of Land O'Lakes, had capital leases at June 30, 2005 of $10.4 million for land, buildings, machinery and equipment at various locations. Land O'Lakes does not provide any guarantees or support for any of MoArk's capital leases.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 states that the tax deduction on qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, "Accounting for Income Taxes," and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. This FSP is effective January 1, 2005, and the Company has included a $0.5 million tax benefit in its consolidated financial statements for the six months ended June 30, 2005.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q for the three and six months ended June 30, 2005 includes forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements. Factors which could cause actual results to differ materially from those projected by the forward-looking statements include the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For the three months ended June 30, 2005 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

      We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to maintain an appropriate balance between fixed and floating rate exposures. These interest rate swaps relate to our 8.75% senior unsecured notes. The swaps mirror the terms of the 8.75% notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. In April 2005, the Company elected to reverse $48 million of its $150 million swap agreements based upon favorable markets and an updated assessment of the Company's floating rate interest exposure. The Company received an immaterial amount of proceeds related to the swap reversal. The interest rate swaps are designated as fair value hedges of our fixed rate debt. As critical terms of the swaps and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains or losses on the swaps are completely offset by the fair value adjustment to the underlying debt. At June 30, 2005, the notional amount of the swaps was $102 million in aggregate and the fair value was an asset for $1.0 million, which is reflected in other assets on our consolidated financial statements

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 5. OTHER INFORMATION

      As of June 30, 2005, the Company held a 38% minority interest in CF Industries, Inc., a domestic manufacturer of crop nutrients, ("CF Industries") and carried a $213 million investment balance on its consolidated balance sheet. On May 16, 2005 CF Industries filed a registration statement with the Securities and Exchange Commission with respect to an Initial Public Offering of its common stock (the "CF IPO"). On August 10, 2005, the per share price was set, and based on the number of shares we are selling as part of the CF IPO, we expect to receive approximately $250 million in cash (the "Net Proceeds"). As a result of the CF IPO, our remaining ownership percentage in CF Industries will decline from 38% to approximately 7.5%.

      The indentures governing our $350 million aggregate principal amount of 8.75% senior notes due 2011 and our $175 million aggregate principal amount of 9% senior secured notes due 2010 place certain limits on our ability to sell assets and govern the manner in which the Company applies the proceeds from permitted asset sales. Specifically, section 4.06 of the indentures requires the Company to apply the net proceeds received from an asset sale as follows: first, to the mandatory or voluntary repayment of the Company's bank indebtedness; second, to invest in additional assets; third, to make a par offer of the 8.75% and 9% notes; and fourth, for any general corporate purpose. Since the Company is not electing, nor is it required, to use the Net Proceeds to make any prepayments of its bank indebtedness, nor does it intend to use the Net Proceeds to invest in additional assets, the Company is required to make a par offer for the 8.75% and 9% notes (the "Par Offer").

      The Company expects the Par Offer to commence on August 16 and to expire on September 16, 2005. During the offer period, the trustee under the indentures will hold the Net Proceeds in an interest bearing account for the benefit of the tendering note holders. All notes tendered on or prior to such date will be exchanged for the principal amount of the note plus accrued and unpaid interest as of such date, up to, but not to exceed the amount of the Net Proceeds. If the total value of notes tendered exceeds the Net Proceeds, the redemption will occur on a pro rata basis as set forth in the indentures. If Net Proceeds remain after all tendered bonds have been redeemed, the remaining cash will be returned to the Company. The Company is not prepared to comment on specific plans for the use of any Net Proceeds remaining after the Par Offer. The Company, however, has reaffirmed its general intention to pay down debt balances where economic and appropriate. Separately, the Company will consider the reinstatement of Ag Services revolvement when the Board meets in October.

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

*     Filed electronically herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of August, 2005.

                                LAND O'LAKES, INC.

                                By /s/ Daniel Knutson
                                   ------------------------------------
                                   Daniel Knutson
                                   Senior Vice President and Chief Financial
                                   Officer
                                   (Principal Financial and Accounting Officer)