Form 10-Q
period 2005-09-30
LAND O LAKES INC
filed 2005-11-14
CIK 1032562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2005.

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          The number of shares of the registrant's common stock outstanding as of September 30, 2005: 1,040 shares of Class A common stock, 4,163 shares of Class B common stock, 180 shares of Class C common stock, and 1,026 shares of Class D common stock.

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

                                      INDEX


                                                                                                      PAGE
                                                                                                      ----
PART I. FINANCIAL INFORMATION .....................................................................      3

Item 1. Financial Statements ......................................................................      3

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited) ............      3

Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and
2004 (unaudited) ..................................................................................      4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004
(unaudited) .......................................................................................      5

Notes to Consolidated Financial Statements (unaudited) ............................................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .....     22

Item 3. Quantitative and Qualitative Disclosures about Market Risk ................................     36

Item 4. Controls and Procedures ...................................................................     36

PART II. OTHER INFORMATION ........................................................................     37

Item 1. Legal Proceedings .........................................................................     37

Item 6. Exhibits ..................................................................................     37

SIGNATURES ........................................................................................     38

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     2005              2004
                                                                 ------------      ------------
                                                                        ($ IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and short-term investments ..........................     $    111,173      $     73,136
  Restricted cash ..........................................               --            20,338
  Receivables, net .........................................          523,749           558,841
  Inventories ..............................................          521,989           454,015
  Prepaid expenses .........................................           27,149           284,484
  Other current assets .....................................           29,168            73,560
                                                                 ------------      ------------
   Total current assets ....................................        1,213,228         1,464,374

Investments ................................................          304,111           470,550
Property, plant and equipment, net .........................          671,878           610,012
Property under capital lease, net ..........................           10,763           100,179
Goodwill, net ..............................................          330,786           331,582
Other intangibles, net .....................................           97,652            99,016
Other assets ...............................................          103,097           124,069
                                                                 ------------      ------------
   Total assets ............................................     $  2,731,515      $  3,199,782
                                                                 ============      ============
                            LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations .........................     $     60,013      $     51,753
  Current portion of long-term debt ........................            8,091            10,680
  Current portion of obligations under capital lease .......            1,861            10,378
  Accounts payable .........................................          437,477           813,328
  Accrued expenses .........................................          244,457           228,435
  Patronage refunds and other member equities payable ......           58,207            22,317
                                                                 ------------      ------------
   Total current liabilities ...............................          810,106         1,136,891

Long-term debt .............................................          801,034           933,236
Obligations under capital lease ............................            8,486            90,524
Employee benefits and other liabilities ....................          184,150           174,877
Minority interests .........................................            9,637             9,350

Equities:
  Capital stock ............................................            2,014             2,059
  Member equities ..........................................          897,281           852,759
  Accumulated other comprehensive loss .....................          (68,912)          (73,792)
  Retained earnings ........................................           87,719            73,878
                                                                 ------------      ------------

Total equities ..........................................             918,102           854,904
                                                                 ------------      ------------
Commitments and contingencies
Total liabilities and equities .............................     $  2,731,515      $  3,199,782
                                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                                    2005              2004              2005              2004
                                                                ------------      ------------      ------------      ------------
                                                                                        ($ IN THOUSANDS)
Net sales ..................................................    $  1,716,689      $  1,780,170      $  5,571,207      $  5,778,860
Cost of sales ..............................................       1,589,460         1,686,833         5,135,047         5,372,349
                                                                ------------      ------------      ------------      ------------
Gross profit ...............................................         127,229            93,337           436,160           406,511

Selling, general and administrative ........................         128,111           112,227           384,207           370,129
Restructuring and impairment (recoveries) charges ..........              --              (273)            1,024             2,217
                                                                ------------      ------------      ------------      ------------
(Loss) earnings from operations ............................            (882)          (18,617)           50,929            34,165

Interest expense, net ......................................          19,288            19,495            62,350            62,547
Other expense (income), net ................................              --               269            (1,385)           (5,877)
Gain on sale of investment in CF Industries, Inc. ..........        (102,446)               --          (102,446)               --
Equity in losses (earnings) of affiliated companies ........           1,709             4,232           (42,070)          (61,675)
Minority interest in earnings of subsidiaries ..............             142               203               959             1,323
                                                                ------------      ------------      ------------      ------------
Earnings (loss) before income taxes and discontinued
 operations ................................................          80,425           (42,816)          133,521            37,847
Income tax expense (benefit) ...............................               6           (14,836)            4,972              (430)
                                                                ------------      ------------      ------------      ------------
Earnings (loss) from continuing operations .................          80,419           (27,980)          128,549            38,277
Earnings (loss) from discontinued operations, net of
 income taxes ..............................................              19            (1,903)            2,032            (6,291)
                                                                ------------      ------------      ------------      ------------
Net earnings (loss) ........................................    $     80,438      $    (29,883)     $    130,581      $     31,986
                                                                ============      ============      ============      ============

Applied to:
   Member equities

      Allocated patronage ..................................    $     74,932      $     (6,952)     $    118,796      $     37,547
      Deferred equities ....................................             808              (910)           (1,487)           (8,888)
                                                                ------------      ------------      ------------      ------------
                                                                      75,740            (7,862)          117,309            28,659

      Retained earnings ...................................            4,698           (22,021)           13,272             3,327
                                                                ------------      ------------      ------------      ------------
                                                                $     80,438      $    (29,883)     $    130,581      $     31,986
                                                                ============      ============      ============      ============


          See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               FOR THE NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                 2005              2004
                                                                                             ------------      ------------
                                                                                                    ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings ..........................................................................     $    130,581      $     31,986
 (Earnings) loss from discontinued operations, net of income taxes .....................           (2,032)            6,291
 Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
   Depreciation and amortization .......................................................           74,539            81,353
   Amortization of deferred financing costs ............................................            5,768             4,632
   Bad debt expense ....................................................................            1,122             1,170
   Proceeds from patronage revolvement received ........................................            3,428             3,686
   Non-cash patronage income ...........................................................             (958)           (1,116)
   Deferred income tax expense (benefit) ...............................................            5,183            (1,154)
   Decrease in other assets ............................................................            8,000             1,722
   Increase in other liabilities .......................................................            3,025             1,439
   Restructuring and impairment charges ................................................            1,024             2,217
   Gain from divestiture of businesses .................................................               --            (1,636)
   Gain on sale of investment in CF Industries, Inc. ...................................         (102,446)               --
   Equity in earnings of affiliated companies ..........................................          (42,070)          (61,675)
   Minority interests ..................................................................              959             1,323
   Other ...............................................................................           (5,849)           (1,569)
  Changes in current assets and liabilities, net of acquisitions and divestitures:
   Receivables .........................................................................           32,963           294,182
   Inventories .........................................................................          (70,112)          (27,434)
   Other current assets ................................................................          256,076           203,173
   Accounts payable ....................................................................         (376,568)         (342,368)
   Accrued expenses ....................................................................           58,560            (1,204)
                                                                                             ------------      ------------
Net cash (used) provided by operating activities .......................................          (18,807)          195,018

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...........................................          (44,465)          (68,163)
  Acquisitions .........................................................................          (42,892)          (12,150)
  Payments for investments .............................................................           (4,893)             (692)
  Proceeds from sale of investments ....................................................          316,448               467
  Net proceeds from divestiture of businesses ..........................................            2,635             7,500
  Proceeds from sale of property, plant and equipment ..................................           17,942             8,841
  Dividends from investments in affiliated companies ...................................            5,038            35,155
  Decrease (increase) in restricted cash ...............................................           20,338              (146)
  Other ................................................................................              368               523
                                                                                             ------------      ------------
Net cash provided (used) by investing activities .......................................          270,519           (28,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt ..........................................................             (203)          (28,829)
  Proceeds from issuance of long-term debt .............................................            1,751            17,293
  Principal payments on long-term debt .................................................         (135,265)         (144,317)
  Principal payments on obligations under capital lease ................................          (91,859)           (7,810)
  Payments for debt issuance costs .....................................................               --            (4,321)
  Payments for redemption of member equities ...........................................          (33,897)          (32,886)
  Other ................................................................................             (279)             (119)
                                                                                             ------------      ------------
Net cash used by financing activities ..................................................         (259,752)         (200,989)
Net cash provided (used) by discontinued operations ....................................           46,077            (1,857)
                                                                                             ------------      ------------
Net increase (decrease) in cash and short-term investments .............................           38,037           (36,493)
Cash and short-term investments at beginning of the period .............................           73,136           110,274
                                                                                             ------------      ------------
Cash and short-term investments at end of the period ...................................     $    111,173      $     73,781
                                                                                             ============      ============
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION Cash paid during periods for:
  Interest .............................................................................     $     51,375      $     53,799
  Income taxes .........................................................................              570            10,749

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 states that the tax deduction on qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, "Accounting for Income Taxes" and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. This FSP was effective January 1, 2005, and the Company has included a $2.0 million tax benefit related to this deduction in its consolidated financial statements for the nine months ended September 30, 2005.

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

     In accordance with the provisions of Interpretation No. 46 "Consolidation of Variable Interest Entities," effective July 1, 2003, the Company consolidated MoArk into its financial statements. Although Osborne has a 42.5% ownership interest in MoArk, the Company is allocated 100% of the earnings or loss from the operations of MoArk. In addition to consolidating MoArk for accounting purposes, the Company has presumed that it will acquire the remaining 42.5% in 2007. Effective July 1, 2003, the Company recorded this presumed $42.2 million payment as a long-term liability in the consolidated balance sheet as employee benefits and other liabilities at a present value of $31.6 million using an effective interest rate of 7%. The present value of this liability is $36.9 million at September 30, 2005 and $35.0 million at December 31, 2004.

3. RESTRICTED CASH

     On March 28, 2003, Cheese & Protein International LLC ("CPI"), a 98.5%-owned consolidated subsidiary, amended its lease for property and equipment relating to its cheese manufacturing and whey processing plant in Tulare, CA. The amendment required Land O'Lakes to maintain a $20 million cash account to support the lease. The cash account or letter of credit would only be drawn upon in the event of a CPI default and would reduce amounts otherwise due under the lease. As of July 1, 2005, this amount was released to the Company as more fully described in Footnote 9.

4. RECEIVABLES

     A summary of receivables is as follows:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2005             2004
                                                            ------------     ------------
Trade accounts ........................................     $     91,732     $     67,687
Notes and contracts ...................................           85,330           65,003
Notes from sale of trade receivables (see Note 5) .....          310,353          362,123
Other .................................................           51,611           79,566
                                                            ------------     ------------
                                                                 539,026          574,379
Less allowance for doubtful accounts ..................           15,277           15,538
                                                            ------------     ------------
Total receivables, net ................................     $    523,749     $    558,841
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

5. RECEIVABLES PURCHASE FACILITY

     In December 2001, the Company established a $100 million receivables purchase facility with CoBank, ACB ("CoBank"). In March 2004, the facility was expanded to $200 million. A wholly-owned, unconsolidated special purpose entity ("SPE") was established to purchase certain receivables from the Company. CoBank has been granted an interest in the pool of receivables owned by the SPE. The transfers of the receivables from the Company to the SPE are structured as sales; accordingly, the receivables transferred to the SPE are not reflected in the consolidated balance sheets. However, the Company retains credit risk related to the repayment of its notes receivable with the SPE, which, in turn, is dependent upon the credit risk of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At September 30, 2005 and December 31, 2004, no amounts were outstanding under this facility. The total accounts receivable sold during the three months ended September 30, 2005 and 2004 were $1,368 million and $1,401 million, respectively. The total accounts receivable sold during the nine months ended September 30, 2005 and 2004 were $4,501 million and $3,918 million, respectively.

6. INVENTORIES

     A summary of inventories is as follows:

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           2005             2004
                                                                       ------------     ------------
Raw materials ....................................................     $    149,227     $    159,842
Work in process ..................................................            2,322            9,216
Finished goods ...................................................          370,440          284,957
                                                                       ------------     ------------
Total inventories ................................................     $    521,989     $    454,015
                                                                       ============     ============

7. INVESTMENTS

     A summary of investments is as follows:

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           2005             2004
                                                                       ------------     ------------
CF Industries, Inc. ..............................................     $         --     $    213,002
Agriliance LLC ...................................................          149,396          101,263
Ag Processing Inc. ...............................................           37,658           37,461
Advanced Food Products LLC .......................................           31,109           31,322
CoBank, ACB ......................................................           11,967           15,467
Agronomy Company of Canada Ltd. ..................................           13,303           10,549
Melrose Dairy Proteins, LLC ......................................            8,037            7,293
Universal Cooperatives ...........................................            7,629            7,629
Prairie Farms Dairy, Inc. ........................................            5,084            4,795
Other -- principally cooperatives and joint ventures .............           39,928           41,769
                                                                       ------------     ------------
Total investments ................................................     $    304,111     $    470,550
                                                                       ============     ============

     In August 2005, the Company sold its entire interest in CF Industries, Inc., a domestic manufacturer of crop nutrients. As announced on May 16, 2005, CF Industries Holdings, Inc. (the holding company for CF Industries, Inc.) filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering of its common stock (the "CF IPO"). On August 16, 2005, Land O'Lakes sold all of its shares issued in connection with the CF IPO and received cash proceeds of approximately $315 million, resulting in a pre-tax gain of $102.5 million.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

     The carrying amount of goodwill is as follows:

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           2005             2004
                                                                       ------------     ------------
Dairy Foods ......................................................     $     69,904     $     69,904
Feed .............................................................          117,355          113,806
Seed .............................................................           10,438           10,465
Agronomy .........................................................           53,074           57,643
Layers ...........................................................           80,015           79,764
                                                                       ------------     ------------
Total goodwill ...................................................     $    330,786     $    331,582
                                                                       ============     ============

     The decrease in goodwill of $0.8 million mainly resulted from amortization associated with investments in joint ventures and cooperatives which is partially offset by the purchase of a majority interest in a feed subsidiary.

OTHER INTANGIBLE ASSETS

     A summary of other intangible assets is as follows:

                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                         2005             2004
                                                                                     ------------     ------------
Amortized other intangible assets:
Patents, less accumulated amortization of $4,639 and $3,773, respectively ......     $     12,093     $     12,960
Trademarks, less accumulated amortization of $1,000 and $728, respectively .....            1,177            1,845
Other intangible assets, less accumulated amortization of $11,454 and $8,875,
  respectively .................................................................            7,757            7,586
                                                                                     ------------     ------------
Total amortized other intangible assets ........................................           21,027           22,391
Total non-amortized other intangible assets -- trademarks ......................           76,625           76,625
                                                                                     ------------     ------------
Total other intangible assets ..................................................     $     97,652     $     99,016
                                                                                     ============     ============

    Amortization expense for the three months ended September 30, 2005 and 2004 was $1.2 million and $1.4 million, respectively. Amortization expense for the nine months ended September 30, 2005 and 2004 was $3.7 million and $3.3 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.8 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 9 years.

9.  DEBT OBLIGATIONS

     The Company had notes and short-term obligations of $60.0 million at September 30, 2005 and $51.8 million at December 31, 2004. The Company also has a $200 million revolving credit facility due January 2007, subject to a borrowing base limitation. At September 30, 2005, $144.1 million was available under this facility after giving effect to $55.9 million of outstanding letters of credit, which reduce availability.

    A summary of long-term debt is as follows:

                                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                                 2005             2004
                                                                                             ------------     ------------
Term B loan -- paid in full in 2005 ....................................................     $         --     $    118,373
Senior unsecured notes -- due 2011 (8.75%) .............................................          346,234          350,000
Senior secured notes -- due 2010 (9.00%) ...............................................          175,000          175,000
MoArk, LLC debt -- due 2005 through 2023 (6.71% weighted average) ......................           61,118           73,471
Industrial development revenue bonds and other secured notes payable -- due 2005
  through 2016 (.90% to 6.00%) .........................................................           14,900           14,917
Capital Securities of Trust Subsidiary -- due 2028 (7.45%) .............................          190,700          190,700
Other debt .............................................................................           21,173           21,455
                                                                                             ------------     ------------
                                                                                                  809,125          943,916

Less current portion ...................................................................            8,091           10,680
                                                                                             ------------     ------------
Total long-term debt ...................................................................     $    801,034     $    933,236
                                                                                             ============     ============

     On July 1, 2005, the Company voluntarily prepaid the remaining $85.9 million balance on its capital lease obligation for CPI. This prepayment permitted the release of $20.6 million of cash which the Company had pledged to support the lease (see Note 3). Simultaneous with the prepayment of the CPI lease, the Company elected to designate CPI as a restricted subsidiary under the Land O'Lakes senior bond indentures and a loan party under the Company's revolving credit facility. As of July 1, 2005, CPI's on-balance sheet debt and income or loss will be included in the covenant calculations for the Company's senior debt facilities. Further, CPI will guarantee the Company's obligations under the revolving credit facility, the 8.75% senior unsecured notes, and the 9.00% senior secured notes. CPI's assets have also been pledged to support the revolving credit facility and the 9.00% senior secured notes.

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

     The Company received approximately $315 million in net proceeds related to the sale of its entire equity interest in CF Industries, Inc. The indentures governing the Company's 8.75% senior notes and its 9% senior secured notes required the Company to initiate a par offer for the Notes for up to the full amount of the Net Proceeds. The par offer expired on September 15, 2005. A total of $3.8 million of the Company's 8.75% senior notes were tendered. None of the 9% senior secured notes were tendered.

     The weighted average interest rate on short-term borrowings and notes outstanding at September 30, 2005 was 5.27% and at December 31, 2004 was 4.19%. Borrowings under the revolving credit facility bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin depends on Land O'Lakes leverage ratio. Based on Land O'Lakes leverage ratio as of September 30, 2005, the LIBOR margin for the revolving credit facility is 250 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of the Company.

10. OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive income and the components of other comprehensive income were as follows:

                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    2005              2004              2005              2004
                                                                ------------      ------------      ------------      ------------
Net earnings (loss) .......................................     $     80,438      $    (29,883)     $    130,581      $     31,986
Change in fair value of securities ........................               57              (403)              (45)             (843)
Change in minimum pension liability, net of taxes .........             (257)            1,159             3,123             1,159
Foreign currency translation adjustment ...................              776              (350)            1,802               (82)
                                                                ------------      ------------      ------------      ------------
Total comprehensive income (loss) .........................     $     81,014      $    (29,477)     $    135,461      $     32,220
                                                                ============      ============      ============      ============

11. PENSION AND OTHER POSTRETIREMENT PLANS

     The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended September 30:

                                                                                                                OTHER
                                                                                                           POSTRETIREMENT
                                                                       PENSION BENEFITS                        BENEFITS
                                                                ------------------------------      ------------------------------
                                                                    2005              2004              2005              2004
                                                                ------------      ------------      ------------      ------------
Service cost ..............................................     $      4,625      $      4,278      $        200      $        201
Interest cost .............................................            7,350             6,842             1,025             1,020
Expected return on assets .................................           (8,400)           (8,184)               --                --
Amortization of actuarial loss ............................            2,500             1,481               683               586
Amortization of prior service cost ........................              (50)              181                75                66
Amortization of transition obligation .....................               --                --               150               161
                                                                ------------      ------------      ------------      ------------
Net periodic benefit cost .................................     $      6,025      $      4,598      $      2,133      $      2,034
                                                                ============      ============      ============      ============

     During the three months ended September 30, 2005, the Company contributed $0.2 million to its defined benefit pension plans and $1.3 million to its other postretirement benefits plans.

    The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the nine months ended September 30:

                                                                                                                OTHER
                                                                                                           POSTRETIREMENT
                                                                       PENSION BENEFITS                        BENEFITS
                                                                ------------------------------      ------------------------------
                                                                    2005              2004              2005              2004
                                                                ------------      ------------      ------------      ------------
Service cost ..............................................     $     13,875      $     12,834      $        600      $        603
Interest cost .............................................           22,050            20,526             3,075             3,060
Expected return on assets .................................          (25,200)          (24,552)               --                --
Amortization of actuarial loss ............................            7,500             4,443             2,049             1,758
Amortization of prior service cost ........................             (150)              543               225               198
Amortization of transition obligation .....................               --                --               450               483
                                                                ------------      ------------      ------------      ------------
Net periodic benefit cost .................................     $     18,075      $     13,794      $      6,399      $      6,102
                                                                ============      ============      ============      ============

     During the nine months ended September 30, 2005, the Company contributed $0.6 million to its defined benefit pension plans and $3.9 million to its other postretirement benefits plans.

     The Company expects to contribute approximately $12.5 million to its defined benefit pension plans and $5.9 million to its other postretirement benefits plans in 2005.

12. RESTRUCTURING AND IMPAIRMENT CHARGES

     A summary of restructuring and impairment charges is as follows:

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                    2005              2004              2005              2004
                                                                ------------      ------------      ------------      ------------
Restructuring recoveries ..................................     $         --      $     (1,154)     $         --      $       (354)
Impairment charges ........................................               --               881             1,024             2,571
                                                                ------------      ------------      ------------      ------------
Total restructuring and impairment (recoveries) charges ...     $         --      $       (273)     $      1,024      $      2,217
                                                                ============      ============      ============      ============

RESTRUCTURING CHARGES

     For the three months ended September 30, 2004, the Dairy Foods segment recorded a restructuring reversal of $1.1 million related to employee severance for the closure of a facility in Volga, South Dakota.

     For the nine months ended September 30, 2004, the Dairy Foods segment recorded a restructuring reversal of $0.4 million related to employee severance for the closure of a facility in Volga, South Dakota.

IMPAIRMENT CHARGES

     For the three months ended September 30, 2004, the Feed segment recorded an impairment of $0.9 million for assets held for sale.

     For the nine months ended September 30, 2005, the Dairy Foods segment recorded a $0.9 million charge for the write-down of fixed assets to their estimated fair value and the Feed segment recorded a $0.1 million charge for the write-down of fixed assets to their estimated fair value. For the nine months ended September 30, 2004, the Seed segment recorded goodwill impairment charges of $1.5 million and the Feed segment recorded an impairment of $1.0 million for assets held for sale.

13. DISCONTINUED OPERATIONS

     On February 25, 2005, the Company completed the sale of its swine production assets. The Company received approximately $42.0 million in net proceeds from this transaction, which resulted in a gain, net of tax, of approximately $0.1 million.

14. OTHER (INCOME) EXPENSE, NET

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                    2005              2004              2005              2004
                                                                ------------      ------------      ------------      ------------
Loss (gain) on legal settlements ..........................     $         --      $        250      $       (583)     $     (4,297)
(Gain) loss on sale of investments ........................               --                (9)             (802)               56
Loss (gain) on divestiture of businesses ..................               --                28                --            (1,636)
                                                                ------------      ------------      ------------      ------------
Total other expense (income), net .........................     $         --      $        269      $     (1,385)     $     (5,877)
                                                                ============      ============      ============      ============

     During the nine-months ended September 30, 2005 and 2004 the Company recognized gains on legal settlements of $0.6 million and $4.3 million, respectively, of which a loss of $0.3 million was recognized for the three months ended September 30, 2004. The gains for the nine months ended September 30, 2005 and 2004 primarily represent cash received from product suppliers against whom the Company alleged certain price-fixing claims. The $0.3 million loss represents a cash payment made to settle certain patent disputes.

     During the nine months ended September 30, 2004, the Company recorded a $0.1 million loss on the sale of investments in the Feed segment and a $1.7 million gain on the divestiture of QC, Inc., an environmental, dairy and food testing company.

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

     The Feed segment is largely comprised of the operations of Land O'Lakes Purina Feed LLC ("Land O'Lakes Purina Feed"), a wholly-owned subsidiary. Land O'Lakes Purina Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives.

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

                                                                                                             OTHER/
                                                 DAIRY FOODS    FEED      SEED     AGRONOMY     LAYERS    ELIMINATIONS  CONSOLIDATED
                                                 -----------  --------   -------   ---------   ---------  ------------  ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005:
Net sales ...................................... $  952,461   $623,810   $41,849   $      --   $  95,566   $    3,003   $1,716,689
Cost of sales(1) ...............................    903,497    558,907    32,233          --      91,925        2,898    1,589,460
Selling, general and administrative ............     37,343     57,589    10,824      18,538       3,357          460      128,111
Interest expense (income), net .................      9,854      6,526    (1,590)      1,549       3,601         (652)      19,288
Gain on sale of investment in CF Industries,
 Inc ...........................................         --         --        --    (102,446)         --           --     (102,446)
Equity in (earnings) loss of affiliated
 companies .....................................     (1,365)      (268)       --       1,401       1,939            2        1,709
Minority interest in earnings of subsidiaries ..         --        136         6          --          --           --          142
                                                 ----------   --------   -------   ---------   ---------   ----------   ----------
Earnings (loss) before income taxes and
 discontinued operations ....................... $    3,132   $    920   $   376   $  80,958   $  (5,256)  $      295   $   80,425
                                                 ==========   ========   =======   =========   =========   ==========   ==========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004:
Net sales ...................................... $  951,380   $665,696   $48,901   $      --   $ 111,285   $    2,908   $1,780,170
Cost of sales(1) ...............................    913,598    620,056    42,100          --     108,591        2,488    1,686,833
Selling, general and administrative ............     35,555     55,055    10,494       2,959       7,881          283      112,227
Restructuring and impairment (recoveries)
 charges .......................................     (1,155)       740        --          --          --          142         (273)
Interest expense (income), net .................      7,072      7,077      (413)      2,469       3,097          193       19,495
Other expense (income), net ....................        278         (9)       --          --          --           --          269
Equity in (earnings) loss of affiliated
 companies .....................................       (215)      (221)       --       3,034       1,633            1        4,232
Minority interest in earnings of subsidiaries ..         --        203        --          --          --           --          203
                                                 ----------   --------   -------   ---------   ---------   ----------   ----------
Loss before income taxes and discontinued
  operations ................................... $   (3,753)  $(17,205)  $(3,280)  $  (8,462)  $  (9,917)  $     (199)  $  (42,816)
                                                 ==========   ========   =======   =========   =========   ==========   ==========

                                                                                                             OTHER/
                                                 DAIRY FOODS     FEED        SEED    AGRONOMY    LAYERS   ELIMINATIONS  CONSOLIDATED
                                                 -----------  ----------   --------  ---------  --------  ------------  ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005:
Net sales ...................................... $2,844,811   $1,881,366   $548,524  $      --  $287,079   $    9,427   $5,571,207
Cost of sales(1) ...............................  2,706,613    1,668,232    477,055         --   275,141        8,006    5,135,047
Selling, general and administrative ............    119,971      175,276     39,619     25,590    22,055        1,696      384,207
Restructuring and impairment charges ...........        863          104         --         --        --           57        1,024
Interest expense (income), net .................     26,726       20,305        841      5,943    10,518       (1,983)      62,350
Other income, net ..............................        (14)      (1,371)        --         --        --           --       (1,385)
Gain on sale of investment in CF Industries,
 Inc ...........................................         --           --         --   (102,446)       --           --     (102,446)
Equity in (earnings) loss of affiliated
 companies .....................................     (3,481)      (1,036)        --    (44,536)    6,976            7      (42,070)
Minority interest in earnings of subsidiaries ..         --          953          6         --        --           --          959
                                                 ----------   ----------   --------  ---------  --------   ----------   ----------
(Loss) earnings before income taxes and
 discontinued operations ....................... $   (5,867)  $   18,903   $ 31,003  $ 115,449  $(27,611)  $    1,644   $  133,521
                                                 ==========   ==========   ========  =========  ========   ==========   ==========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:
Net sales ...................................... $2,893,444   $2,023,164   $423,261  $      --  $429,932   $    9,059   $5,778,860
Cost of sales(1) ...............................  2,770,427    1,851,531    368,434         --   375,411        6,546    5,372,349
Selling, general and administrative ............    119,453      175,937     37,183     10,078    26,086        1,392      370,129
Restructuring and impairment (recoveries)
 charges .......................................       (355)         950      1,480         --        --          142        2,217
Interest expense, net ..........................     21,799       20,234      2,306      6,872    10,586          750       62,547
Other income, net ..............................     (1,052)      (4,377)        --         --      (448)          --       (5,877)
Equity in (earnings) loss of affiliated
 companies .....................................     (5,172)      (1,216)        --    (46,572)   (8,722)           7      (61,675)
Minority interest in earnings of subsidiaries ..         --        1,323         --         --        --           --        1,323
                                                 ----------   ----------   --------  ---------  --------   ----------   ----------
(Loss) earnings before income taxes and
 discontinued operations ....................... $  (11,656)  $  (21,218)  $ 13,858  $  29,622  $ 27,019   $      222   $   37,847
                                                 ==========   ==========   ========  =========  ========   ==========   ==========

----------

(1) Cost of sales includes unrealized                                                                       OTHER/
 hedging losses (gains) of:                      DAIRY FOODS     FEED      SEED     AGRONOMY    LAYERS   ELIMINATIONS  CONSOLIDATED
                                                 -----------   --------   -------   --------   --------  ------------  ------------
For the three months ended: September 30, 2005..  $   (3,601)  $  2,441   $   538   $     --   $   (82)    $     --    $    (704)
For the three months ended: September 30, 2004..       2,799     11,554     3,171         --     2,415           --       19,939
For the nine months ended: September 30, 2005...      (3,494)    (2,712)      939         --    (1,097)          --       (6,364)
For the nine months ended: September 30, 2004...          93     15,789     6,510         --     2,169           --       24,561

 Unrealized hedging losses (gains) are also recognized in earnings (losses) from discontinued operations, net of income taxes.

16. SUBSEQUENT EVENT

     On October 24, 2005, Land O'Lakes, Inc. commenced a "modified Dutch auction" tender offer to purchase for cash up to $150 million aggregate principal amount of its 8 3/4% Senior Unsecured Notes due 2011 ("Unsecured Notes") at a price ranging from $1,040 and $1,070 per $1,000 principal amount. The funds required for Land O'Lakes to consummate the Offer will come from excess liquidity. The Offer will expire at 12:00 midnight, New York City time, on Monday, November 21, 2005, unless extended or terminated earlier. As of November 14, 2005, there was $346.2 million aggregate principal amount of Unsecured Notes outstanding.

17. CONSOLIDATING FINANCIAL INFORMATION

     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly-owned and majority-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

     On July 1, 2005, the Company voluntarily prepaid the remaining $85.9 million balance on a capital lease held by Cheese & Protein International (CPI), a consolidated joint venture of Land O'Lakes. Simultaneous with the lease prepayment, the Company elected to designate CPI as a restricted subsidiary under the Land O'Lakes senior bond indentures, and a loan party under the Company's revolving credit facility. Consistent with such designations, CPI now guarantees the Company's obligations arising under these facilities. Accordingly, the CPI financial information has been combined with the consolidated guarantors in the following supplemental financial information as of and for the three-month period ended September 30, 2005.

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

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2005

                                                    LAND
                                                O'LAKES, INC.                         NON-
                                                   PARENT        CONSOLIDATED      GUARANTOR
                                                   COMPANY        GUARANTORS      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                ------------     ------------     ------------    ------------     ------------

                                                             ASSETS
Current assets:
  Cash and short-term investments ..........    $    107,125     $         --     $      4,048    $         --     $    111,173
  Receivables, net .........................         299,843          169,823          100,249         (46,166)         523,749
  Inventories ..............................         312,434          162,716           46,839              --          521,989
  Prepaid expenses .........................          14,693            6,394            6,062              --           27,149
  Other current assets .....................          18,564            6,764            3,840              --           29,168
                                                ------------     ------------     ------------    ------------     ------------
       Total current assets ................         752,659          345,697          161,038         (46,166)       1,213,228
Investments ................................       1,019,976           52,686            6,696        (775,247)         304,111
Property, plant and equipment, net .........         189,827          386,983           95,068              --          671,878
Property under capital lease, net ..........              --                2           10,761              --           10,763
Goodwill, net ..............................         183,403           82,818           64,565              --          330,786
Other intangibles, net .....................           4,535           90,717            2,400              --           97,652
Other assets ...............................          24,768           36,146           45,373          (3,190)         103,097
                                                ------------     ------------     ------------    ------------     ------------
       Total assets ........................    $  2,175,168     $    995,049     $    385,901    $   (824,603)    $  2,731,515
                                                ============     ============     ============    ============     ============

                                                    LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations .........    $     (2,017)    $      2,095     $    105,250    $    (45,315)    $     60,013
  Current portion of long-term debt ........           1,655              308            6,128              --            8,091
  Current portion of obligations
       under capital lease .................              --               --            1,861              --            1,861
  Accounts payable .........................         161,252          252,984           27,282          (4,041)         437,477
  Accrued expenses .........................         157,872           72,834           13,751              --          244,457
  Patronage refunds and other
     member equities payable ...............          58,207               --               --              --           58,207
                                                ------------     ------------     ------------    ------------     ------------
       Total current liabilities ...........         376,969          328,221          154,272         (49,356)         810,106
Long-term debt .............................         734,628           11,096           55,310              --          801,034
Obligations under capital lease ............              --                4            8,482              --            8,486
Employee benefits and other
   liabilities .............................         145,469           27,784           10,897              --          184,150
Minority interests .........................              --            2,959            6,678              --            9,637

Equities:
  Capital stock ............................           2,014          495,476           12,897        (508,373)           2,014
  Member equities ..........................         897,281               --               --              --          897,281
  Accumulated other
       comprehensive (loss) income .........         (68,912)            (466)              --             466          (68,912)
  Retained earnings (loss) .................          87,719          129,975          137,365        (267,340)          87,719
                                                ------------     ------------     ------------    ------------     ------------
       Total equities ......................         918,102          624,985          150,262        (775,247)         918,102
                                                ------------     ------------     ------------    ------------     ------------
Commitments and contingencies

Total liabilities and equities .............    $  2,175,168     $    995,049     $    385,901    $   (824,603)    $  2,731,515
                                                ============     ============     ============    ============     ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005


                                                    LAND
                                                O'LAKES, INC.                         NON-
                                                   PARENT        CONSOLIDATED      GUARANTOR
                                                   COMPANY        GUARANTORS      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                ------------     ------------     ------------     ------------     ------------

Net sales ..................................    $    752,886     $    855,445     $    108,358     $         --     $  1,716,689

Cost of sales ..............................         700,396          785,751          103,313               --        1,589,460
                                                ------------     ------------     ------------     ------------     ------------
Gross profit ...............................          52,490           69,694            5,045               --          127,229

Selling, general and administrative ........          66,573           57,620            3,918               --          128,111
                                                ------------     ------------     ------------     ------------     ------------
(Loss) earnings from operations ............         (14,083)          12,074            1,127               --             (882)

Interest expense, net ......................          16,463            2,260              565               --           19,288
Gain on sale of investment in CF
    Industries, Inc. .......................        (102,446)              --               --               --         (102,446)

Equity in (earnings) loss of affiliated
    companies ..............................         (10,046)            (211)           1,939           10,027            1,709

Minority interest in earnings of
   subsidiaries ............................              --               89               53               --              142
                                                ------------     ------------     ------------     ------------     ------------
Earnings (loss) before income taxes
   and discontinued operations .............          81,946            9,936           (1,430)         (10,027)          80,425

Income tax expense (benefit) ...............           1,527                2           (1,523)              --                6
                                                ------------     ------------     ------------     ------------     ------------
Earnings (loss) from continuing
   operations ..............................          80,419            9,934               93          (10,027)          80,419

Earnings from discontinued
   operations, net of income taxes .........              19               --               --               --               19
                                                ------------     ------------     ------------     ------------     ------------
Net earnings (loss) ........................    $     80,438     $      9,934     $         93     $    (10,027)    $     80,438
                                                ============     ============     ============     ============     ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005


                                                       LAND
                                                   O'LAKES, INC.                       NON-
                                                      PARENT       CONSOLIDATED     GUARANTOR
                                                     COMPANY        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                   ------------    ------------    ------------    ------------    ------------

Net sales ......................................   $  2,716,939    $  2,316,070    $    538,198    $         --    $  5,571,207

Cost of sales ..................................      2,527,144       2,089,028         518,875              --       5,135,047
                                                   ------------    ------------    ------------    ------------    ------------
Gross profit ...................................        189,795         227,042          19,323              --         436,160

Selling, general and administrative ............        178,054         180,076          26,077              --         384,207
Restructuring and impairment charges ...........            920             104              --              --           1,024
                                                   ------------    ------------    ------------    ------------    ------------
Earnings (loss) from operations ................         10,821          46,862          (6,754)             --          50,929

Interest expense, net ..........................         56,257           1,520           4,573              --          62,350
Other income, net ..............................           (577)           (808)             --              --          (1,385)
Gain on sale of investment in CF
    Industries, Inc. ...........................       (102,446)             --              --              --        (102,446)
Equity in (earnings) loss of affiliated
   companies ...................................        (78,661)         (1,006)          6,976          30,621         (42,070)
Minority interest in earnings of subsidiaries ..             --              89             870              --             959
                                                   ------------    ------------    ------------    ------------    ------------
Earnings (loss) before income taxes
   and discontinued operations .................        136,248          47,067         (19,173)        (30,621)        133,521

Income tax expense (benefit) ...................          7,699             186          (2,913)             --           4,972
                                                   ------------    ------------    ------------    ------------    ------------
Earnings (loss) from continuing operations .....        128,549          46,881         (16,260)        (30,621)        128,549

Earnings from discontinued operations, net of
   income taxes ................................          2,032              --              --              --           2,032
                                                   ------------    ------------    ------------    ------------    ------------
Net earnings (loss) ............................   $    130,581    $     46,881    $    (16,260)   $    (30,621)   $    130,581
                                                   ============    ============    ============    ============    ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                           LAND
                                                       O'LAKES, INC.                       NON-
                                                          PARENT       CONSOLIDATED     GUARANTOR
                                                          COMPANY       GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------
Cash flows from operating activities:
Net earnings (loss) ................................   $    130,581    $     46,881    $    (16,260)   $    (30,621)   $    130,581
Earnings from discontinued operations, net of
     income taxes ..................................         (2,032)             --              --              --          (2,032)
Adjustments to reconcile net earnings (loss) to
     net cash (used) provided by operating
     activities:
   Depreciation and amortization ...................         39,771          20,645          14,123              --          74,539
   Amortization of deferred financing costs ........          4,262              --           1,506              --           5,768
   Bad debt expense ................................          1,122              --              --              --           1,122
   Proceeds from patronage revolvement received ....          3,428              --              --              --           3,428
   Non-cash patronage income .......................           (455)           (503)             --              --            (958)
   Deferred income tax expense .....................          5,183              --              --              --           5,183
   Decrease (increase) in other assets .............         10,424            (733)         (7,076)          5,385           8,000
   Increase (decrease) in other liabilities ........          4,774            (505)         (1,244)             --           3,025
   Restructuring and impairment charges ............            920             104              --              --           1,024
   Gain on sale of investment in CF Industries,
    Inc ............................................       (102,446)             --              --              --        (102,446)
   Equity in (earnings) loss of affiliated
    companies ......................................        (78,661)         (1,006)          6,976          30,621         (42,070)
   Minority interests ..............................             --              89             870              --             959
   Other ...........................................          1,792             (72)         (7,569)             --          (5,849)
Changes in current assets and liabilities, net
    of acquisitions and divestitures:
   Receivables .....................................       (210,235)         89,257           9,735         144,206          32,963
   Inventories .....................................        (66,963)         (8,145)          4,996              --         (70,112)
   Other current assets ............................        249,706           4,903           1,467              --         256,076
   Accounts payable ................................       (432,388)         79,831         (11,318)        (12,693)       (376,568)
   Accrued expenses ................................         44,348          18,931          (4,719)             --          58,560
                                                       ------------    ------------    ------------    ------------    ------------
Net cash (used) provided by operating
activities .........................................       (396,869)        249,677          (8,513)        136,898         (18,807)

Cash flows from investing activities:
 Additions to property, plant and equipment ........        (12,299)        (16,211)        (15,955)             --         (44,465)
 Acquisitions ......................................        (42,892)             --              --              --         (42,892)
 Payments for investments ..........................        (93,593)             --          (4,800)         93,500          (4,893)
 Proceeds from the sale of investments .............        315,448           1,000              --              --         316,448
 Proceeds from divestiture of businesses ...........             --              --           2,635              --           2,635
 Proceeds from sale of property, plant and
   equipment .......................................          2,646           2,746          12,550              --          17,942
 Dividends from investments in affiliated
   companies .......................................          3,885             475             678              --           5,038
 Decrease in restricted cash .......................         20,338              --              --              --          20,338
  Other ............................................          1,067              --            (699)             --             368
                                                       ------------    ------------    ------------    ------------    ------------
Net cash provided (used) by investing activities ...        194,600         (11,990)         (5,591)         93,500         270,519

Cash flows from financing activities:
 Increase (decrease) in short-term debt ............        126,204           1,105           9,386        (136,898)           (203)
 Proceeds from issuance of long-term debt ..........          1,751              --              --              --           1,751
 Principal payments on long-term debt ..............        (85,621)        (38,319)        (11,325)             --        (135,265)
 Principal payments on obligations under
  capital lease ....................................             --              --         (91,859)             --         (91,859)
 Distribution to members ...........................        183,830        (183,830)             --              --              --
 Payments for redemption of member equities ........        (33,897)             --              --              --         (33,897)
 Other .............................................          5,921              --          87,300         (93,500)           (279)
                                                       ------------    ------------    ------------    ------------    ------------
Net cash provided (used) by financing activities ...        198,188        (221,044)         (6,498)       (230,398)       (259,752)
Net cash provided by discontinued operations .......         46,077              --              --              --          46,077
                                                       ------------    ------------    ------------    ------------    ------------
Net increase (decrease) in cash and short-term
   investments .....................................         41,996          16,643         (20,602)             --          38,037
Cash and short-term investments at beginning of
  period ...........................................         65,129         (16,643)         24,650              --          73,136
                                                       ------------    ------------    ------------    ------------    ------------
Cash and short-term investments at end of period ...   $    107,125    $         --    $      4,048    $         --    $    111,173
                                                       ============    ============    ============    ============    ============

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2004

                                                           LAND
                                                       O'LAKES, INC.                       NON-
                                                          PARENT       CONSOLIDATED     GUARANTOR
                                                         COMPANY        GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------   ------------    ------------
                                                              ASSETS
Current assets:
  Cash and short-term investments ..................   $     65,129    $    (16,643)   $     24,650   $         --    $     73,136
  Restricted cash ..................................         20,338              --              --             --          20,338
  Receivables, net .................................        380,149         259,080         109,984       (190,372)        558,841
  Inventories ......................................        247,609         154,571          51,835             --         454,015
  Prepaid expenses .................................        270,717           6,835           6,932             --         284,484
  Other current assets .............................         57,897          11,226           4,437             --          73,560
                                                       ------------    ------------    ------------   ------------    ------------
   Total current assets ............................      1,041,839         415,069         197,838       (190,372)      1,464,374
Investments ........................................      1,283,735          17,254           9,651       (840,090)        470,550
Property, plant and equipment, net .................        213,786         235,286         160,940             --         610,012
Property under capital lease, net ..................             15              --         100,164             --         100,179
Goodwill, net ......................................        184,323          83,098          64,161             --         331,582
Other intangibles, net .............................          2,484          93,373           3,159             --          99,016
Other assets .......................................         46,607          33,943          52,094         (8,575)        124,069
                                                       ------------    ------------    ------------   ------------    ------------
   Total assets ....................................   $  2,772,789    $    878,023    $    588,007   $ (1,039,037)   $  3,199,782
                                                       ============    ============    ============   ============    ============

                                                     LIABILITIES AND EQUITIES
Current liabilities:
  Notes and short-term obligations .................   $     90,944    $        990    $     94,827   $   (135,008)   $     51,753
  Current portion of long-term debt ................          3,457          38,263           7,165        (38,205)         10,680
  Current portion of obligations under capital
    lease ..........................................             --              --          10,378             --          10,378
  Accounts payable .................................        654,660         131,798          43,604        (16,734)        813,328
  Accrued expenses .................................        156,062          53,903          18,470             --         228,435
  Patronage refunds and other member equities
    payable ........................................         22,245              72              --             --          22,317
                                                       ------------    ------------    ------------   ------------    ------------
   Total current liabilities .......................        927,368         225,026         174,444       (189,947)      1,136,891
Long-term debt .....................................        856,070           9,474          76,692         (9,000)        933,236
Obligations under capital lease ....................             --              --          90,524             --          90,524
Employee benefits and other liabilities ............        134,447          28,289          12,141             --         174,877
Minority interests .................................             --           3,192           6,158             --           9,350
Equities:
  Capital stock ....................................          2,059         463,941         134,536       (598,477)          2,059
  Member equities ..................................        852,759              --              --             --         852,759
  Accumulated other comprehensive loss .............        (73,792)           (500)             --            500         (73,792)
  Retained earnings ................................         73,878         148,601          93,512       (242,113)         73,878
                                                       ------------    ------------    ------------   ------------    ------------
   Total equities ..................................        854,904         612,042         228,048       (840,090)        854,904
                                                       ------------    ------------    ------------   ------------    ------------
Commitments and contingencies
   Total liabilities and equities ..................   $  2,772,789    $    878,023    $    588,007   $ (1,039,037)   $  3,199,782
                                                       ============    ============    ============   ============    ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                                           LAND
                                                       O'LAKES, INC.                      NON-
                                                         PARENT        CONSOLIDATED     GUARANTOR
                                                         COMPANY        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------

Net sales ...........................................  $    833,509    $    754,264    $    192,397    $         --    $  1,780,170
Cost of sales .......................................       789,025         707,578         190,230              --       1,686,833
                                                       ------------    ------------    ------------    ------------    ------------
Gross profit ........................................        44,484          46,686           2,167              --          93,337

Selling, general and administrative .................        47,992          54,698           9,537              --         112,227
Restructuring and impairment (recoveries)
   charges ..........................................        (2,493)          2,220              --              --            (273)
                                                       ------------    ------------    ------------    ------------    ------------
Loss from operations ................................        (1,015)        (10,232)         (7,370)             --         (18,617)

Interest expense, net ...............................        16,959             863           1,673              --          19,495

Other expense (income), net .........................           896            (627)             --              --             269

Equity in loss (earnings) of affiliated companies ...        23,926            (250)          1,632         (21,076)          4,232

Minority interest in (loss) earnings of
   subsidiaries .....................................            (1)            (16)            220              --             203
                                                       ------------    ------------    ------------    ------------    ------------
(Loss) earnings before income taxes
   and discontinued operations ......................       (42,795)        (10,202)        (10,895)         21,076         (42,816)

Income tax (benefit) expense ........................       (14,815)             93            (114)             --         (14,836)
                                                       ------------    ------------    ------------    ------------    ------------
(Loss) earnings from continuing  operations .........       (27,980)        (10,295)        (10,781)         21,076         (27,980)

Loss from discontinued operations, net of income
  taxes .............................................        (1,903)             --              --              --          (1,903)
                                                       ------------    ------------    ------------    ------------    ------------
Net (loss) earnings .................................  $    (29,883)   $    (10,295)   $    (10,781)   $     21,076    $    (29,883)
                                                       ============    ============    ============    ============    ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                         LAND
                                                     O'LAKES, INC.                       NON-
                                                        PARENT       CONSOLIDATED     GUARANTOR
                                                       COMPANY        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ------------    ------------    ------------    ------------    ------------

Net sales ........................................   $  2,895,123    $  2,207,627    $    676,110    $         --    $  5,778,860
Cost of sales ....................................      2,725,674       2,026,474         620,201              --       5,372,349
                                                     ------------    ------------    ------------    ------------    ------------
Gross profit .....................................        169,449         181,153          55,909              --         406,511

Selling, general and administrative ..............        158,898         180,005          31,226              --         370,129
Restructuring and impairment (recoveries)
  charges ........................................           (213)          2,430              --              --           2,217
                                                     ------------    ------------    ------------    ------------    ------------
Earnings (loss) from operations ..................         10,764          (1,282)         24,683              --          34,165

Interest expense, net ............................         56,004             932           5,611              --          62,547
Other income, net ................................         (4,579)           (850)           (448)             --          (5,877)
Equity in (earnings) loss of affiliated
  companies ......................................        (72,939)         (1,106)         (8,722)         21,092         (61,675)
Minority interest in earnings (loss) of
  subsidiaries ...................................            459             (16)            880              --           1,323
                                                     ------------    ------------    ------------    ------------    ------------
Earnings (loss) before income taxes and
  discontinued operations ........................         31,819            (242)         27,362         (21,092)         37,847
Income tax (benefit) expense .....................         (6,458)            208           5,820              --            (430)
                                                     ------------    ------------    ------------    ------------    ------------

Earnings (loss) from continuing operations .......         38,277            (450)         21,542         (21,092)         38,277
Loss from discontinued operations, net of
  income taxes ...................................         (6,291)             --              --              --          (6,291)
                                                     ------------    ------------    ------------    ------------    ------------
Net earnings (loss) ..............................   $     31,986    $       (450)   $     21,542    $    (21,092)   $     31,986
                                                     ============    ============    ============    ============    ============

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                           LAND
                                                       O'LAKES, INC.                       NON-
                                                          PARENT       CONSOLIDATED     GUARANTOR
                                                          COMPANY       GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------
Cash flows from operating activities:
Net earnings (loss) ................................   $     31,986    $       (450)   $     21,542    $    (21,092)   $     31,986
Loss from discontinued operations, net of income
   tax benefit .....................................          6,291              --              --              --           6,291
Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
   Depreciation and amortization ...................         36,875          27,097          17,381              --          81,353
   Amortization of deferred financing costs ........          4,172              --             460              --           4,632
   Bad debt expense ................................          1,170              --              --              --           1,170
   Proceeds from patronage revolvement received ....          3,686              --              --              --           3,686
   Non-cash patronage income .......................         (1,116)             --              --              --          (1,116)
   Deferred income tax benefit .....................         (1,154)             --              --              --          (1,154)
   (Increase) decrease in other assets .............         (5,859)          6,121           1,173             287           1,722
   Increase (decrease) in other liabilities ........         11,579          (6,154)         (4,618)            632           1,439
   Restructuring and impairment (recoveries)
     charges .......................................           (213)          2,430              --              --           2,217
   Gain from divestiture of business ...............         (1,636)             --              --              --          (1,636)
   Equity in (earnings) loss of affiliated
     companies .....................................        (72,939)         (1,106)         (8,722)         21,092         (61,675)
   Minority interests ..............................            459             (16)            880              --           1,323
   Other ...........................................         (1,569)             --              --              --          (1,569)
Changes in current assets and liabilities, net
   of acquisitions and divestitures:
   Receivables .....................................        226,927          16,183          15,397          35,675         294,182
   Inventories .....................................        (61,455)         30,790           3,231              --         (27,434)
   Other current assets ............................        207,778          (6,271)          1,666              --         203,173
   Accounts payable ................................       (313,512)        (33,653)         (3,940)          8,737        (342,368)
   Accrued expenses ................................         16,421         (19,234)          1,609              --          (1,204)
                                                       ------------    ------------    ------------    ------------    ------------
Net cash provided by operating activities ..........         87,891          15,737          46,059          45,331         195,018

Cash flows from investing activities:
   Additions to property, plant and equipment ......        (20,397)        (14,034)        (33,732)             --         (68,163)
   Acquisition of minority interest ................        (12,150)             --              --              --         (12,150)
   Payments for investments ........................        (39,192)             --              --          38,500            (692)
   Net proceeds from divestiture of businesses .....          7,500              --              --              --           7,500
   Proceeds from sale of investments ...............            193             274              --              --             467
   Proceeds from sale of property, plant and
     equipment .....................................          6,860           1,445             536              --           8,841
   Dividends from investments in affiliated
     companies .....................................         33,933             760          11,062         (10,600)         35,155
   Increase in restricted cash .....................           (146)             --              --              --            (146)
   Other ...........................................            523              --              --              --             523
                                                       ------------    ------------    ------------    ------------    ------------
   Net cash (used) provided by investing
     activities ....................................        (22,876)        (11,555)        (22,134)         27,900         (28,665)

Cash flows from financing activities:
   Increase (decrease) in short-term debt ..........         52,913         (16,319)        (20,092)        (45,331)        (28,829)
   Proceeds from issuance of long-term debt ........            348              14          16,931              --          17,293
   Principal payments on long-term debt ............       (127,064)           (117)        (17,136)             --        (144,317)
   Principal payments on obligations under
     capital lease .................................             --              --          (7,810)             --          (7,810)
   Payments for debt issuance costs ................         (4,321)             --              --              --          (4,321)
   Payments for redemption of member equities ......        (32,886)             --              --              --         (32,886)
   Other ...........................................           (119)             --          27,900         (27,900)           (119)
                                                       ------------    ------------    ------------    ------------    ------------
Net cash used by financing activities ..............       (111,129)        (16,422)           (207)        (73,231)       (200,989)

Net cash used by discontinued operations ...........         (1,857)             --              --              --          (1,857)
                                                       ------------    ------------    ------------    ------------    ------------
Net (decrease) increase in cash and short-term
  investments ......................................        (47,971)        (12,240)         23,718              --         (36,493)
Cash and short-term investments at beginning of
  period ...........................................         99,753           4,207           6,314              --         110,274
                                                       ------------    ------------    ------------    ------------    ------------
Cash and short-term investments at end of period ...   $     51,782    $     (8,033)   $     30,032    $         --    $     73,781
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

OVERVIEW

GENERAL

     We operate our business predominantly in the United States in five segments: dairy foods, feed, seed, agronomy and layers. For the three months ended September 30, 2005, we reported net sales of $1.7 billion and net earnings of $80.4 million compared to net sales of $1.8 billion and net losses of $29.9 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, we reported net sales of $5.6 billion and net earnings of $130.6 million compared to net sales of $5.8 billion and net earnings of $32.0 million for the nine months ended September 30, 2004. The primary reason for the increase in net earnings in both the three months and nine months ended September 30, 2005 compared to the prior year was the impact of a net $82.6 million gain relating to the sale of our 38% ownership in CF Industries, Inc. ("CF Industries"). This net gain includes a pre-tax gain on the sale of CF Industries of $102.5 million, partially offset by expenses related to the sale and income tax expense. In addition, improved margin performance in the feed segment and a reduction in after-tax unrealized hedging losses from 2004 of $12.6 million also increased net earnings for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, in addition to the impact of the gain on the sale of our ownership in CF Industries, net earnings increased due to improved margin performance in the feed and seed segments and a $22.7 million after-tax improvement in unrealized hedging gains, partially offset by a steep decline in egg market prices, resulting in a net earnings decline in our layers segment.

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

     In August 2005, we sold our entire interest in CF Industries, a domestic manufacturer of crop nutrients. As announced on May 16, 2005, CF Industries Holdings, Inc. (the holding company for CF Industries) filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering of its common stock (the "CF IPO"). On August 16, 2005, we sold all of the shares issued to us in connection with the CF IPO and received cash proceeds of approximately $315 million, resulting in a pre-tax gain of $102.5 million, before related expenses.

     On August 3, 2005, the Board of Directors of Land O'Lakes, Inc. (the "Company") announced that, effective as of October 1, 2005, Chris Policinski will serve as the Company's president and chief executive officer, succeeding John Gherty who announced his retirement earlier this year after serving as the Company's president and chief executive officer for the past 16 years. Since joining the Company in 1997, Mr. Policinski, 47, has served in various leadership positions and most recently served as the Executive Vice President and Chief Operating Officer of the Company's Dairy Foods business, a position he held since 2002. On August 25, 2005 the Company announced new responsibilities for three senior executives as part of a structured transition process leading to the transfer of leadership to Chris Policinski. Steve Dunphy was promoted to Executive Vice President and Chief Operating Officer of Dairy Foods Value-Added business, Alan Pierson was promoted to Executive Vice President and Chief Operating Officer of Dairy Foods Industrial business, and Barry Wolfish was promoted to Vice President of Strategy and Business Development.

     On October 24, 2005, the Company announced that it had commenced a modified Dutch auction tender offer to purchase for cash up to $150 million aggregate principal amount of its 8.75% senior unsecured notes due 2011. The funds required to consummate the offer will come from excess liquidity. This offer will expire at 12:00 midnight, New York City time, on Monday, November 21, 2005, unless extended or terminated earlier.

UNCONSOLIDATED BUSINESSES

     We have investments in certain entities that are not consolidated in our financial statements. Equity in losses from our unconsolidated businesses was $1.7 million for the three months ended September 30, 2005 compared to equity in losses of $4.2 million for the three months ended September 30, 2004. Equity in earnings from our unconsolidated businesses was $42.1 million for the nine months ended September 30, 2005 compared to equity in earnings of $61.7 million for the nine months ended September 30, 2004. Our investment in unconsolidated businesses totaled $304.1 million at September 30, 2005 and $470.6 million at December 31, 2004. Cash flow from our equity investments of affiliated companies for the nine months ended September 30, 2005 was $5.0 million compared to $35.2 million for the nine months ended September 30, 2004. The deferral of this year's dividend from Agriliance to the fourth quarter lowered cash flow from our equity investments by $20 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

     Agriliance LLC, which is reflected in our agronomy segment, constitutes the most significant of our investments in unconsolidated businesses. Agriliance is a distributor of agricultural inputs and is owned equally by Land O'Lakes and CHS Inc. Our ownership in Agriliance is accounted for under the equity method. Agriliance's pretax earnings pass directly to the joint venture owners under the LLC organization. Our investment in Agriliance was $149.4 million at September 30, 2005 and $101.3 million at December 31, 2004. Our earnings from Agriliance are as follows for the nine months ended:

                                                             SEPTEMBER 30,
                                                     -----------------------------
                                                         2005             2004
                                                     ------------     ------------
                                                             (IN MILLIONS)
         AGRILIANCE:
           Equity in earnings ...................        $   43.1         $   44.3

     For the three months ended September 30, 2005, Agriliance reported a loss of $6.6 million, $4.1 million less than the reported loss of $10.7 million for the three months ended September 30, 2004. Crop protection products earnings increased $22.5 million for the three months ended September 30, 2005 compared to the prior year primarily due to product mix and program timing. Quarterly volumes in crop nutrients increased 0.5% from last year and earnings decreased $4.2 million primarily due to lower margins and higher interest costs. Earnings from Agro Distribution, Agriliance's Southern retail business, were $15.0 million lower than last year due primarily to the timing of distributor program rebate accruals.

     For the nine months ended September 30, 2005, Agriliance reported earnings of $86.2 million, $2.5 million less than earnings of $88.7 million for the nine months ended September 30, 2004. Year-to-date sales of crop protection products decreased 7% compared to prior year sales due to continued devaluation related to products losing patent protection while earnings increased $8.5 million due to product mix and timing of sales programs. Year-to-date volumes in crop nutrients increased 4% from last year while earnings decreased $2.7 million. Margins for crop nutrients were higher yet increased interest and startup costs for the Galveston, TX crop nutrient terminal more than offset them. Agro Distribution's earnings were $7.6 million lower than last year due to increased interest and bad debt costs.

     We received no cash distributions from Agriliance during the nine months ended September 30, 2005 and received $20 million in cash distributions during the nine months ended September 30, 2004. We expect to receive $29 million in cash distributions from Agriliance in the three months ended December 31, 2005 compared to $12 million in the three months ended December 31, 2004.

SEASONALITY

     Certain segments of our business are subject to seasonal fluctuations in demand. In our dairy foods segment, butter sales typically increase in the fall and winter months due to increased demand during holiday periods. Feed sales tend to increase in the first and fourth quarter of each year because cattle are less able to graze during cooler months. Most seed sales occur in the first and fourth quarters of each year. Agronomy product sales tend to be much higher in the first and second quarters of each year, as farmers buy crop nutrient and crop protection products to meet their seasonal needs.

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

     Dairy Foods. Raw milk is the major commodity input for our dairy foods segment. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the nine months ended September 30, 2005, bulk cheese, which is generally priced the date of make, represented approximately 12% of the dairy foods segment's net sales.

     We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter typically is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the nine months ended September 30, 2005, branded, private label, deli and foodservice net sales of butter and cheese products represented approximately 33% of the dairy foods net sales.

     Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. The per-pound market price of butter averaged $1.67 for the three months ended September 30, 2005, compared to $1.69 for the three months ended September 30, 2004. The per-pound market price of butter averaged $1.57 for the nine months ended September 30, 2005, compared to $1.83 for the nine months ended September 30, 2004. The per-pound market price for butter on December 31, 2004 was $1.54. In the past three years, the lowest average monthly market price for butter was $1.02 in October 2002 and the highest average monthly market price was $2.21 in April 2004. The per-pound market price for block cheese averaged $1.49 for the three months ended September 30, 2005, compared to $1.52 for the three months ended September 30, 2004. The per-pound market price for block cheese averaged $1.52 for the nine months ended September 30, 2005, compared to $1.67 for the nine months ended September 30, 2004. In the past three years, the lowest monthly market price for block cheese was $1.07 in March 2003 and the highest monthly market price was $2.14 in April 2004. The per-pound market price for block cheese on December 31, 2004 was $1.49.

     We maintain a sizable dairy manufacturing presence in the Upper Midwest. Milk production in the region is stable to slightly up for the nine months ended September 30, 2005 versus 2004 due to lower feed prices coupled with higher milk prices. There continues to be sufficient milk to meet manufacturing requirements. We continue to explore additional initiatives to improve our Upper Midwest dairy infrastructure in an effort to increase efficiencies and reduce costs.

     As of September 30, 2004, we completed the phase two expansion of our Tulare, California mozzarella cheese manufacturing facility, Cheese & Protein International LLC ("CPI"), which doubled the plant capacity to approximately 6 million pounds of milk per day. Due to this increased capacity, the margins in our mozzarella and whey products increased $6.5 million for the nine months ended September 30, 2005 compared to the same period for 2004.

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

     As dairy production has shifted from the Upper Midwest to the Western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of lower inclusion supplemental feeds and simple blends. Complete feed is manufactured feed which meets the complete nutritional requirements of animals, whereas a simple blend is a blending of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional needs; a supplemental feed is between these two. Simple blends tend to have lower margins than supplemental feeds, and both have lower margins than complete feeds. This change in product mix is a result of differences in industry practices. Dairy producers in the Western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our western feed region. In addition, the increase in vertical integration of swine and poultry producers has shifted our feed product mix to lower-margin feed products.

     We have seen continued erosion of commodity feed volumes, mainly related to producer integration in the swine and poultry sectors as well as conscious efforts made by management to exit some of this low-income business and place increased focus on value-added business. We expect continued pressure on volumes in dairy, poultry and swine feed to continue as further integration occurs in the swine and dairy industries.

     Layers. MoArk produces and markets shell eggs and liquid egg products. MoArk's sales and earnings fluctuate depending on egg market prices. For the nine months ended September 30, 2005, egg prices averaged $0.69 per dozen, as measured by the Urner Barry (South Central) market, compared to egg prices of $0.95 per dozen for the nine months ended September 30, 2004. We believe that egg market prices will marginally improve in the fourth quarter due to an increase in demand due to the holidays, but continue to be weak due to excess capacity in the industry.

DERIVATIVE COMMODITY INSTRUMENTS

     We use derivative commodity instruments, primarily futures contracts, to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked-to-market each month and these unrealized gains or losses ("unrealized hedging gains and losses") are recognized in our earnings and are fully taxed and applied to retained earnings on our balance sheet. We recorded pretax unrealized hedging gains of $0.7 million and pretax unrealized hedging losses of $19.8 million for the three months ended September 30, 2005 and September 30, 2004, respectively. For the nine months ended September 30, 2005, we recorded pretax unrealized hedging gains of $8.6 million and for the nine months ended September 30, 2004, we recorded pretax unrealized hedging losses of $28.3 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Overview of Results

     Our net earnings were $80.4 million for the three months ended September 30, 2005 compared to net losses of $29.9 million for the three months ended September 30, 2004. The primary reason for the increase was the net earnings impact of a net $82.6 million gain related to the sale of our 38% ownership in CF Industries, net of related expenses. In addition, net earnings increased $12.6 million due to a decrease in after-tax unrealized hedging losses and $6.7 million due to improved margin performance in the feed segment (excluding unrealized hedging) compared to the same period in 2004.

Net Sales

     Net sales for the three months ended September 30, 2005 decreased $63.5 million, or 3.6%, to $1,716.7 million compared to the same period in 2004. Decreases in feed, layers and seed sales of $64.7 million compared to the three months ended September 30, 2004 were offset slightly by an increase in dairy foods sales of $1.1 million. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Gross Profit

     Gross profit for the three months ended September 30, 2005 increased $33.9 million, or 36.3%, to $127.2 million compared to $93.3 million for the three months ended September 30, 2004. The primary reasons for the increase were a decrease in unrealized hedging losses of $20.6 million from 2004 and improved margin performance in the feed and dairy foods segments (excluding unrealized hedging) that increased gross profit by $10.1 million and $4.8 million, respectively. The increase was partially offset by a $1.6 million decline in the layers segment gross profit (excluding unrealized hedging) due to a drop in egg market prices. Gross profit as a percent of net sales increased 2.2 percentage points to 7.4% for the three months ended September 30, 2005 compared to 5.2% for the same period in 2004. The primary reason for the increase was the decrease in unrealized hedging losses for the three months ended September 30, 2005 versus the same period for 2004. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Selling, General and Administrative Expense

     Selling, general and administrative expense for the three months ended September 30, 2005 increased $15.9 million to $128.1 million compared to $112.2 million for the three months ended September 30, 2004. The increase was primarily due to $15.4 million of costs related to the sale of our investment in CF Industries. Partially offsetting the increase was a $7.0 million gain on the sale of land in the layers segment. Selling, general and administrative expense as a percent of net sales increased 1.2 percentage points to 7.5% for the three months ended September 30, 2005 from 6.3% for the three months ended September 30, 2004.

Restructuring and Impairment Charges (Recoveries)

     For the three months ended September 30, 2005, we had no restructuring and impairment charges compared to restructuring and impairment recoveries of $0.3 million for the same period in 2004. For the three months ended September 30, 2004, a reversal of restructuring charges of $1.2 million related to the closure of our Volga, SD cheese facility was recorded. Partially offsetting the reversal were impairments of assets held for sale in the feed segment of $0.7 million.

Equity in Loss (Earnings) of Affiliated Companies

     For the three months ended September 30, 2005, equity in losses of affiliated companies was $1.7 million compared to $4.2 million for the three months ended September 30, 2004, resulting in a $2.5 million increase in earnings. Equity in losses from joint venture investments held by MoArk was $1.9 million for the three months ended September 30, 2005, versus $1.6 million of equity in losses for 2004, which resulted in a $0.3 million decrease in earnings. Equity in losses from Agriliance was $3.3 million for the three months ended September 30, 2005, versus $5.3 million of equity in losses for 2004, which resulted in a $2.0 million increase in earnings. A discussion of net earnings for Agriliance can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Unconsolidated Businesses."

Income Taxes

     We recorded income tax expense of $0.0 million for the three months ended September 30, 2005 compared to an income tax benefit of $14.8 million for the three months ended September 30, 2004. The decrease in income tax benefit resulted primarily from the gain on the sale of CF Industries and an decrease in unrealized hedging losses of $20.6 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Net Sales and Gross Profit by Business Segment

     Our reportable segments consist of business units that offer similar products and services and/or similar customers. We have five segments: dairy foods, feed, seed, agronomy and layers. Our agronomy segment consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method. Accordingly, no sales or gross profit are recorded for the agronomy segment. A discussion of net earnings for Agriliance can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Unconsolidated Businesses."

DAIRY FOODS

                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                          ------------------------------------------------
                       ($ in millions)                        2005              2004            % CHANGE
                                                          ------------      ------------      ------------
         Net sales ..................................     $      952.5      $      951.4               0.1%
         Gross profit ...............................             49.0              37.8              29.6%

             Gross profit % of net sales ............              5.1%              4.0%

Net Sales

     Net sales for the three months ended September 30, 2005 increased $1.1 million, or 0.1%, compared to the three months ended September 30, 2004. Sales increased $44.8 million at CPI primarily due to an increase in volumes from the completion of its Phase II expansion. Partially offsetting this increase were decreased sales of butter and spreads of $12.4 million due to reduced volumes of
5.8 million pounds coupled with a decrease in the average market price of butter of $0.02 per pound for the three month period ended September 30, 2005 compared to the same period in the prior year. Sales through our wholesale milk marketing program decreased $19.0 million compared to the same period in 2004 due primarily to decreases in milk market prices. Industrial cheese sales decreased $11.0 million for the three months ended September 30, 2005 compared to the same period one year ago primarily due to a decrease in the average market price of cheese of $0.15 per pound for the three month period.

Gross Profit

     Gross profit for the three months ended September 30, 2005 increased $11.2 million compared to the three months ended September 30, 2004. Unrealized hedging gains of $3.6 million for the three months ended September 30, 2005 compared to losses of $2.8 million for the three months ended September 30, 2004 resulted in a $6.4 million improvement in gross profit. Gross profit for retail butter and spreads increased $3.1 million for the three month period ended September 30, 2005 compared to the prior year due to improved margins. CPI gross profit increased by $5.4 million for the three months ended September 30, 2005 compared to the prior year primarily due to additional volume resulting from the completion of the Phase II expansion. Gross profit as a percent of net sales increased from 4.0% to 5.1% for the three months ended September 30, 2005 versus 2004, mainly due to an increase in unrealized hedging gains.

FEED

                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                          ------------------------------------------------
                       ($ in millions)                        2005              2004            % CHANGE
                                                          ------------      ------------      ------------
         Net sales ..................................     $      623.8      $      665.7              (6.3)%
         Gross profit ...............................             64.9              45.6              42.3%
             Gross profit % of net sales ............             10.4%              6.8%

Net Sales

     Net sales for the three months ended September 30, 2005 decreased $41.9 million, or 6.3%, compared to the three months ended September 30, 2004. Ingredient sales decreased $2.4 million due primarily to lower commodity prices in the third quarter of 2005 compared to the third quarter of 2004, partially offset by increased volumes. Formula feed sales, which includes both lifestyle and livestock feeds, decreased $17.0 million also due to lower commodity prices. Volume declines in formula feed sales were $16.4 million, which were mainly attributable to declines in livestock feed, partially offset by higher volumes in lifestyle feed. The higher volumes in lifestyle products were the result of new horse product introductions and distribution channels. Sales at our subsidiaries decreased $20.7 million due primarily to the sale of our majority-ownership interest in Heritage Trading Company, LLC in June of 2005.

Gross Profit

     Gross profit for the three months ended September 30, 2005 increased $19.3 million, or 42.3%, compared to the three months ended September 30, 2004. Formula feed gross profit increased $7.6 million largely due to stronger per unit margins. Unrealized hedging losses of $2.4 million for the three months ended September 30, 2005 compared to losses of $11.6 million for 2004 resulted in increased gross profit of $9.2 million. Gross profit on ingredient sales increased $3.5 million on increased volumes. Gross profit as a percent of net sales increased to 10.4% from 6.8% for the three months ended September 30, 2005 versus 2004, respectively. The increase is primarily due to the change in the unrealized hedging gains as well as the increase in formula feed gross profit.

SEED

                                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                          ------------------------------------------------
                         ($ in millions)                      2005              2004            % CHANGE
                                                          ------------      ------------      ------------
         Net sales ..................................     $       41.8      $       48.9             (14.5)%
         Gross profit ...............................              9.6               6.8              41.2%
             Gross profit % of net sales ............             23.0%             13.9%

Net Sales

     Net sales for the three months ended September 30, 2005 decreased $7.1 million, or 14.5%, to $41.8 million, compared to net sales of $48.9 million for the three months ended September 30, 2004. Volume impact from returned seed and selling program adjustments related to the end of the crop year resulted in decreased corn sales of $3.5 million. Soybean sales decreased $5.2 million in as a result of crop year-end inventory disposals. Turf sales decreased $6.0 million due to the sale of Seed Research of Oregon, a wholly owned subsidiary. Partially offsetting these decreases was a $6.1 million increase in alfalfa sales due to strong markets. Other sales increased $1.5 million.

Gross Profit

     Gross profit for the three months ended September 30, 2005 increased $2.8 million, or 41.2%, to $9.6 million. Alfalfa gross profit increased $3.1 million due to increases in volumes and margins per unit. Unrealized hedging losses were $2.6 million less for the three months ended September 30, 2005 compared to the same period in 2004, which also increased gross profit. Partially offsetting these increases was a decrease in corn gross profit of $1.0 million mainly due to recording additional inventory reserves related to obsolete inventory. The sale of Seed Research of Oregon, in December 2004, decreased gross profit by $1.1 million. Soybean gross profit decreased $1.0 million mainly due to crop year-end inventory disposals.

LAYERS

                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                          ------------------------------------------------
                          ($ in millions)                     2005              2004            % CHANGE
                                                          ------------      ------------      ------------
         Net sales ..................................     $       95.6      $      111.3             (14.1)%
         Gross profit ...............................              3.6               2.7              33.3%

             Gross profit % of net sales ............              3.8%              2.4%

Net Sales

     Net sales for the three months ended September 30, 2005 decreased $15.7 million, or 14.1%, compared to the three months ended September 30, 2004. A $4.1 million decrease in net sales of shell eggs resulted primarily from a 1% decrease in average egg market prices. For the three months ended September 30, 2005, the average market price of eggs per dozen was $0.73 versus $0.74 for the three months ended September 30, 2004. A 27% decrease in the average market price for egg products resulted in a sales decrease of $11.5 million for the three months ended September 30, 2005 compared to the same period in the prior year.

Gross Profit

     Gross profit for the three months ended September 30, 2005 increased $0.9 million compared to the three months ended September 30, 2004. The increase is primarily attributable to unrealized hedging gains of $0.1 million for the three months ended September 30, 2005 compared to unrealized hedging losses of $2.4 million for the three months ended September 30, 2004. This was partially offset by the drop in the average market price of eggs. Gross profit as a percent of net sales was 3.8% for the three months ended September 30, 2005 compared to 2.4% for the three months ended September 30, 2004. This increase was primarily due to the reduction in unrealized hedging losses from 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Overview of Results

     Our net earnings were $130.6 million for the nine months ended September 30, 2005 compared to $32.0 million for the nine months ended September 30, 2004. The primary reason for the increase was the net earnings impact of a net $82.6 million gain related to the sale of our 38% ownership in CF Industries, net of related expenses. In addition, after tax unrealized hedging gains of $5.3 million for the nine months ended September 30, 2005 compared to unrealized hedging losses of $17.5 million in 2004 increased net earnings by $22.8 million. Improved margin performances in the feed and seed segments (excluding unrealized hedging) also increased net earnings by $14.0 million and $8.8 million, respectively. These increases were partially offset by the decrease in net earnings of $35.9 million in the layers segment (excluding unrealized hedging) which resulted from a steep decline in egg market prices.

Net Sales

     Net sales for the nine months ended September 30, 2005 decreased $207.7 million, or 3.6%, to $5,571.2 million compared to $5,778.9 million for the same period in 2004. Decreases in feed, layers and dairy foods sales of $333.2 million compared to the nine months ended September 30, 2004 were partially offset by an increase in seed sales of $125.2 million versus the prior year. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Gross Profit

     Gross profit for the nine months ended September 30, 2005 increased $29.7 million, or 7.3%, to $436.2 million compared to $406.5 million for the nine months ended September 30, 2004. The primary reasons for the increase were an increase in unrealized hedging gains of $30.9 million and improved margin performance in the dairy foods, feed and seed segments. This was partially offset by a $45.9 million decline in layers gross profit (excluding unrealized hedging) due to a significant decline in egg market prices. Gross profit as a percent of net sales increased 0.8 percentage points to 7.8% for the nine months ended September 30, 2005 compared to 7.0% for the same period in 2004. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

Selling, General and Administrative Expense

     Selling, general and administrative expense for the nine months ended September 30, 2005 increased $14.1 million to $384.2 million compared to $370.1 million for the nine months ended September 30, 2004. The increase was primarily due to $15.4 million of one-time costs related to the sale of our investment in CF Industries. Partially offsetting the increase was a $7.0 million gain on the sale of land in the layers segment. Selling, general and administrative expense as a percent of net sales increased 0.5 percentage points to 6.9% for the nine months ended September 30, 2005 from 6.4% for the nine months ended September 30, 2004.

Restructuring and Impairment Charges

     For the nine months ended September 30, 2005, we had restructuring and impairment charges of $1.0 million compared to $2.2 million for the same period in 2005. For the nine months ended September 30, 2005, dairy foods recorded an asset impairment of $0.9 million related to whey protein production fixed assets at the Pine Island, MN facility and feed recorded a $0.1 million impairment charge for the write-down of fixed assets to their estimated fair value. For the nine months ended September 30, 2004, we reversed $0.4 million of restructuring charges for employee severance in our dairy foods segment related to the closure of our Volga, SD cheese facility. We also incurred a $1.5 million impairment of goodwill in the seed segment and a $1.0 million impairment of fixed assets in the feed segment.

Equity in Earnings of Affiliated Companies

     For the nine months ended September 30, 2005, equity in earnings of affiliated companies was $42.1 million compared to $61.7 million of equity in earnings for the nine months ended September 30, 2004. Equity in losses from joint venture investments held by MoArk was $7.0 million for the nine months ended September 30, 2005, versus $8.7 million of equity in earnings for 2004, which resulted in a $15.7 million decrease in earnings. Equity in earnings from Agriliance was $43.1 million for the nine months ended September 30, 2005, which was a $1.2 million decrease from the same period last year. A discussion of net earnings for Agriliance can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Unconsolidated Businesses."

Income Taxes

     We recorded income tax expense of $5.0 million for the nine months ended September 30, 2005 compared to an income tax benefit of $0.4 million for the nine months ended September 30, 2004. The increase in income tax expense resulted primarily from the gain on the sale of CF Industries and an increase in unrealized hedging gains of $36.9 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, partially offset by a $57.9 million reduction in pretax earnings in our layer segment (excluding unrealized hedging).

Net Sales and Gross Profit by Business Segment

     Our reportable segments consist of business units that offer similar products and services and/or similar customers. We have five segments: dairy foods, feed, seed, agronomy and layers. Our agronomy segment consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method. Accordingly, no sales or gross profit are recorded for the agronomy segment. A discussion of net earnings for Agriliance can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Unconsolidated Businesses."

DAIRY FOODS

                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                          ------------------------------------------------
                         ($ in millions)                      2005              2004              % CHANGE
                                                          ------------      ------------      ------------
         Net sales ..................................     $    2,844.8      $    2,893.4              (1.7)%
         Gross profit ...............................            138.2             123.0              12.4%
             Gross profit % of net sales ............              4.9%              4.3%

Net Sales

     Net sales for the nine months ended September 30, 2005 decreased $48.6 million, or 1.7%, compared to the nine months ended September 30, 2004. There was a decrease in net sales of retail and private label butter of $17.9 million and $42.4 million, respectively, for the nine months ended September 30, 2005 compared to the prior year, primarily due to the average year-to-date market price decreasing $0.26 per pound and a decrease in volume of 3.4 million pounds. Sales through our wholesale milk marketing program decreased $94.3 million compared to the same period in 2004 due primarily to significant decreases in milk market prices. Sales of industrial cheese decreased $41.6 million due to lower volumes and market prices. Partially offsetting these decreases were sales of CPI which increased $118.6 million for the nine months ended September 30, 2005 compared to the same period one year ago due to an increase in volumes from the completion of its Phase II expansion. International and industrial powder sales increased $19.1 million due to volume increases.

Gross Profit

     Gross profit for the nine months ended September 30, 2005 increased $15.2 million compared to the nine months ended September 30, 2004. Unrealized hedging gains of $3.5 million for the nine months ended September 30, 2005 compared to losses of $0.1 million for the nine months ended September 30, 2004 resulted in a $3.6 million increase in gross profit. Gross profit for butter and spreads increased $9.9 million for the nine month period ended September 30, 2005 compared to the prior year due to improved margins. Gross profit for CPI increased $8.4 million for the period ended September 30, 2005 compared to the same period one year ago primarily due to the increased volumes from the completion of the Phase II expansion. Partially offsetting these increases was the decrease in gross profit for value-added cheese (retail, deli and foodservice cheese) of $1.8 million due to the mix of products sold during the nine months ended September 30, 2005 compared to the prior year. Gross profit for industrial cheese decreased $9.3 million due to lower volumes and market prices. Gross profit as a percent of net sales increased from 4.3% to 4.9% for the nine months ended September 30, 2005 versus 2004. This increase was primarily due to the increase in gross profit compared to a lower sales base due to lower markets.

FEED

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                          ------------------------------------------------
                        ($ in millions)                       2005              2004            % CHANGE
                                                          ------------      ------------      ------------
         Net sales ..................................     $    1,881.4      $    2,023.2              (7.0)%
         Gross profit ...............................            213.1             171.6              24.2%

             Gross profit % of net sales ............             11.3%              8.5%

Net Sales

     Net sales for the nine months ended September 30, 2005 decreased $141.8 million, or 7.0%, to $1,881.4 million compared to $2,023.2 million for the nine months ended September 30, 2004. Ingredient sales decreased $73.5 million due primarily to lower commodity prices for the nine months ended September 30, 2005 compared to 2004, partially offset by increased volumes. Formula feed sales, which includes both lifestyle and livestock feeds, decreased $47.8 million also due to lower commodity prices. Partially offsetting the formula feed decrease was higher volumes of our livestock cattle feeds, due to favorable cattle markets, as well as lifestyle feed products, primarily companion animal feeds largely due to continued focused efforts in our alternative channel (private label) business. Sales of horse feed also increased due to new product introductions and increased distribution. Sales at our subsidiaries decreased $20.0 million due primarily to the sale of our majority-ownership interest in Heritage Trading Company, LLC in June of 2005.

Gross Profit

     Gross profit for the nine months ended September 30, 2005 increased $41.5 million, or 24.2%, to $213.1 million compared to $171.6 million for the nine months ended September 30, 2004. Formula feed gross profit increased $24.7 million largely due to stronger per unit margins. Unrealized hedging gains of $2.7 million for the nine months ended September 30, 2005 compared to losses of $15.8 million for 2004 resulted in an increase to gross profit of $18.5 million. Partially offsetting these increases were decreases in gross profit of $4.4 million for ingredient and premix sales due to fewer opportunistic buys in a stable market as opposed to a rising market as we experienced in 2004. Gross profit as a percent of net sales increased to 11.3% from 8.5% for the nine months ended September 30, 2005 versus 2004, respectively. The increase is primarily due to the change in the unrealized hedging gain as well as the increase in formula feed gross profit.

SEED

                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                          ------------------------------------------------
                        ($ in millions)                       2005              2004            % CHANGE
                                                          ------------      ------------      ------------
         Net sales ..................................     $      548.5      $      423.3              29.6%
         Gross profit ...............................             71.5              54.8              30.5%

             Gross profit % of net sales ............             13.0%             12.9%

Net Sales

     Net sales for the nine months ended September 30, 2005 increased $125.2 million, or 29.6%, to $548.5 million, compared to net sales of $423.3 million for the period ended September 30, 2004. Alfalfa sales increased $12.5 million, or 30.8%, due to increased volumes related to strong markets. Product mix in proprietary brands and volume growth from partnered sales resulted in increased corn sales of $65.2 million, or 35.9%. Soybean sales increased $49.9 million in 2005, or 40.9%, as a result of increased volumes in both proprietary and partnered brands. Approximately $28.9 million of the increase in soybean sales was due to the timing of sales recognition related to warehousing programs.

Gross Profit

     Gross profit for the nine months ended September 30, 2005 increased $16.7 million, or 30.5%, to $71.5 million, compared to gross profit of $54.8 million for the same period ended September 30, 2004. Gross profit for alfalfa increased $8.1 million, due to increased volumes and margins from higher sales prices and lower cost of product. Continued volume growth in partnered corn and proprietary product mix resulted in increased gross profit of $2.3 million, or 17.3% over the prior period. Gross profit for soybeans increased $2.7 million, or 36.4%, due to an increase in sales volumes. Approximately $1.8 million of the increase in soybean gross profit was due to the timing of sales recognition related to warehousing programs. Unrealized hedging losses on soybean futures contracts of $0.9 million for the period ended September 30, 2005 compared to unrealized hedging losses of $6.5 million for the period ended September 30, 2004 increased gross profit by $5.6 million. Other seed categories accounted for a decrease in gross profit of $2.2 million due primarily to the decrease in turf sales from the sale of Seed Research of Oregon in the fourth quarter of 2004.

LAYERS

                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                          ------------------------------------------------
                          ($ in millions)                     2005              2004            % CHANGE
                                                          ------------      ------------      ------------
         Net sales ..................................     $      287.1      $      429.9             (33.2)%
         Gross profit ...............................             11.9              54.5             (78.2)%

             Gross profit % of net sales ............              4.1%             12.7%

Net Sales

     Net sales for the nine months ended September 30, 2005 decreased $142.8 million, or 33.2%, compared to the nine months ended September 30, 2004. Although volumes were higher for both shell eggs and egg products, significant declines in market prices resulted in the decrease in sales. The $83.8 million decrease in net sales of shell eggs resulted primarily from a 27% decrease in average egg market prices. For the nine months ended September 30, 2005, the average market price of eggs per dozen was $0.69 versus $0.95 for the nine months ended September 30, 2004. A 49% decrease in the average market price for egg products resulted in a sales decrease of $59.8 million for the nine months ended September 30, 2005 compared to the same period in the prior year.

Gross Profit

     Gross profit for the nine months ended September 30, 2005 decreased $42.6 million compared to the nine months ended September 30, 2004. The decline is primarily attributable to the drop in the average market price of eggs. This was partially offset by unrealized hedging gains of $1.1 million for the nine months ended September 30, 2005 compared to losses of $2.2 million for the nine months ended September 30, 2004. Gross profit as a percent of net sales was 4.1% for the nine months ended September 30, 2005 compared to 12.7% for the nine months ended September 30, 2004, primarily due to a steep decline in egg market prices.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

     We rely on cash from operations, borrowings under our bank facilities and other institutionally-placed debt as the main sources for financing working capital requirements, additions to property, plant and equipment as well as acquisitions and investments in joint ventures. Other sources of funding consist of leasing arrangements, a receivables securitization facility and the sale of non-strategic assets.

     Total long-term debt, including the current portion, was $809.1 million at September 30, 2005 compared to $943.9 million at December 31, 2004. The decrease was primarily due to term debt repayments of $118.4 million in February and March of 2005.

     Our primary sources of debt at September 30, 2005 included a $200 million revolving credit facility, $175 million in senior secured notes, $346.2 million in senior unsecured notes and $191 million of capital securities. For more information, please see the section below entitled "Principal Debt Facilities."

     At September 30, 2005, $61.1 million of our long-term debt was attributable to MoArk. Land O'Lakes does not provide any guarantees or support for MoArk's debt. In addition, we had $36.1 million of other miscellaneous long-term debt at September 30, 2005.

     In 2001, we entered into a $100 million receivables securitization program to reduce overall financing costs. On March 31, 2004, we expanded the facility to $200 million. At September 30, 2005, no amounts were outstanding under this facility compared to $200 million at September 30, 2004 and $0 at December 31, 2004. In accordance with generally accepted accounting principles, this facility is not reflected as debt on our consolidated balance sheet. A more complete description of this accounts receivable securitization program is found below under the caption, "Off-balance Sheet Arrangements."

     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At September 30, 2005, $144.1 million was available under our $200 million revolving credit facility for working capital and general corporate purposes after giving effect to $55.9 million of outstanding letters of credit, which reduce availability. There was no outstanding balance on the facility at September 30, 2005. In addition, at September 30, 2005, we had available cash on hand of $111.2 million, including $2.9 million of cash at MoArk. Total equities at September 30, 2005 were $918.1 million.

     We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months.

     We will make a full year of equity revolvement payments to our Ag Services members of approximately $33 million in December 2005, based upon our improved liquidity, financial position and performance. We have not made equity revolvement payments to Ag Services members since 2000.

     We expect total capital expenditures to be approximately $80 million in 2005 with an estimated $35 million to $45 million of this spending related to ongoing maintenance capital expenditures. We had $44 million in capital expenditures for the nine months ended September 30, 2005 compared to $68 million for the nine months ended September 30, 2004.

CASH FLOWS

     The following table summarizes the key elements of our cash flows for the following periods:

                                                          NINE MONTHS ENDED     NINE MONTHS ENDED
(in millions)                                             SEPTEMBER 30, 2005    SEPTEMBER 30, 2004
                                                         ------------------    ------------------
Net cash (used) provided by operating activities .....    $          (18.8)     $          195.0
Net cash provided (used) by investing activities .....               270.5                 (28.7)
Net cash used by financing activities ................              (259.8)               (201.0)

     Operating Activities. Net cash provided by operating activities decreased by $213.8 million for the nine months ended September 30, 2005 compared to the same period for 2004, primarily due to changes in working capital requirements.

     Investing Activities. Net cash provided (used) by investing activities increased $299.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was primarily due to the $315 million of proceeds from the sale of the Investment in CF Industries. Offsetting this increase was a $30.1 million remaining payment related to Dairy Foods' acquisition of Madison Dairy Produce Company, a private label butter business acquired in 2000. This increase was also offset by lower dividends received from joint ventures for the nine months ended September 30, 2005. The dividends received were $5.0 million versus $35.2 million for the same period in 2004. The decline in dividends received is primarily due to the deferral of the Agriliance dividend to the fourth quarter for 2005, compared to a $20 million dividend received during the nine months ended September 30, 2004.

     Financing Activities. Net cash used by financing activities increased by $58.8 million for the nine months ended September 30, 2005 compared to the same period in 2004. This increase was due to payments on capital lease obligations totaling $91.9 million for the nine months ended September 30, 2005 compared to $7.8 million for the nine months ended September 30, 2004. Offsetting this increase was a $9.1 million reduction in principal payments on long-term debt. In addition, we paid $4.3 million for debt issuance costs in 2004 but had no similar payment in 2005.

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

     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make payments on the Term A loan of $122.5 million and on the Term B loan of $52.5 million. These notes bear interest at a fixed rate of 9% per annum, payable on June 15 and December 15 each year. The notes are callable beginning in 2007 at a redemption price of 104.5%. In 2008, the redemption price is 102.25%. The notes are callable at par beginning in 2009.

     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes are callable beginning in November 2006 at a redemption price of 104.375%. In 2007 and 2008, the redemption price is 102.917% and 101.458%, respectively. The notes are callable at par beginning in 2009. In September 2005, $3.8 million of these notes were tendered as a result of our required par offer in August 2005. The par offer was made upon receiving the cash proceeds from the sale of our investment in CF Industries in accordance with the terms of the indentures for our senior unsecured and senior secured notes.

     On October 24, 2005 we announced that we have commenced a "modified Dutch auction" tender offer (the "Offer") to purchase for cash up to $150 million aggregate principal amount (the "Target Amount") of our $350 million senior unsecured notes due 2011 (the "Securities"). The funds required to consummate the Offer will come from excess liquidity, mainly from the cash proceeds received from the sale of our investment in CF Industries. We will use a "modified Dutch auction" procedure to determine the price for the Securities we purchase in the Offer. Bids will be accepted within a price range of $1,040 and $1,070 per $1,000 principal amount. After the Offer expires, Land O'Lakes will accept Securities validly tendered (and not withdrawn) in the order of the lowest to the highest tender process specified or deemed to have been specified by tendering holders within the price range for the Securities, and will determine the single lowest price so specified (the "Purchase Price") that will enable Land O'Lakes to purchase the Target Amount (or if less than the Target Amount, are validly tendered (and not withdrawn), all Securities so tendered). We will pay the same Purchase Price per $1,000 principal amount for all Securities validly tendered at or below the Purchase Price, plus accrued and unpaid interest thereon to but excluding the date of purchase. If the aggregate principal amount of Securities validly tendered at or below the Purchase Price exceeds the Offer Amount, then we will purchase a prorated amount of all Securities validly tendered at or below the Purchase Price. The Offer is not conditioned on a minimum principal amount of Securities being tendered. The consummation of the Offer is subject to certain conditions, which are described in the Offer to Purchase sent to holders of Securities. The Offer will expire on Monday, November 21, 2005, unless extended or terminated earlier. In addition to the Offer, we, or our affiliates, are permitted by the indentures governing our 8.75% senior unsecured notes and our 9% senior secured notes to make open market purchases of such notes, on such terms and at such prices as we or our affiliates may determine.

     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. At September 30, 2005, the outstanding balance of Capital Securities was $190.7 million.

    In April and May 2004, we entered into three $50 million fixed-to-floating interest rate swap agreements, designated as fair value hedges to maintain an appropriate balance between fixed and floating rate exposures. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively converted $150 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. In April 2005, we elected to reverse $48 million of these swap agreements based upon favorable markets and an updated assessment of our floating rate interest exposure. We received an immaterial amount of proceeds related to the swap reversal. At September 30, 2005, the aggregate notional amount of the swaps was $102 million. The swap fair value was a liability of $1.0 million which is reflected in employee benefits and other liabilities on our consolidated financial statements.

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

                                                           As of and for the     As of and for the
                                                          twelve-months-ended        year-ended
                                                          September 30, 2005     December 31, 2004
                                                          -------------------    -----------------

         Actual Interest Coverage Ratio .............          4.11 to 1             3.23 to 1
         Required Interest Coverage Ratio
           Must be at least .........................          2.50 to 1             2.50 to 1

         Actual Leverage Ratio ......................          2.14 to 1             3.17 to 1
         Required Leverage Ratio
           Must be no greater than ..................          4.50 to 1             4.50 to 1

     The required maximum leverage ratio steps down from 4.5 to 1 for the September 30, 2005 calculation, to 4.0 to 1 for the December 31, 2005 calculation and thereafter.

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

     In March 2004, we completed an amendment to our receivables securitization facility. Under the amendment, the facility was increased from $100 million to $200 million. The amendment incorporated receivables generated in our dairy foods segment. In addition, the amendment increased the facility's term from one year to three years. Concurrent with the amendment, we applied the incremental proceeds from the expansion to our outstanding senior bank facilities, which included the mandatory payment in full of our Term A loan facility and a partial repayment on our Term B loan facility. The amendment also reduced the effective cost of the facility from LIBOR plus 175 basis points to LIBOR plus 137.5 basis points. At September 30, 2005, $200 million was available under this securitization facility.

CAPITAL LEASES

     Cheese & Protein International (CPI), a consolidated joint venture of Land O'Lakes, leased certain equipment and the buildings related to its cheese manufacturing and whey processing plant in Tulare, California (the "Lease"). At June 30, 2005, the Lease was accounted for as a capital lease in our consolidated financial statements. On July 1, 2005, the remaining $85.9 million Lease balance was voluntarily prepaid. The cash for the prepayment was made available to CPI from Land O'Lakes as an equity injection on July 1, 2005, thereby increasing Land O'Lakes ownership interest in the venture from 97.5% to 98.5%. The minority partner in the venture is MMDI, Inc., an affiliate of Mitsui, USA. This prepayment permitted the release of $20.6 million of cash which the Company pledged to support the lease. Simultaneous with the prepayment of the CPI Lease, the Company elected to designate CPI as a restricted subsidiary under the Land O'Lakes senior bond indentures, and a loan party under the Company's revolving credit facility. Beginning July 1, 2005, CPI's on-balance sheet debt and income or loss is included in the covenant calculations for the Company's senior debt facilities. Further, as of July 1, 2005, CPI guarantees the Company's obligations under the revolving credit facility, the 8.75% senior unsecured notes, and the 9.00% senior secured notes. CPI's assets have also been pledged to support the revolving credit facility and the 9.00% senior secured notes.

     MMDI, Inc. has a put option for its remaining interest in CPI, which takes effect up to nine months following notice. We expect that this put will be exercised and that we will shortly acquire MMDI's remaining 1.5% interest for $3.2 million. This amount is reflected as a liability in the accompanying consolidated financial statements.

     MoArk, a consolidated joint venture of Land O'Lakes, had capital leases at September 30, 2005 of $10.0 million for land, buildings, machinery and equipment at various locations. Land O'Lakes does not provide any guarantees or support for any of MoArk's capital leases.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 states that the tax deduction on qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, "Accounting for Income Taxes," and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. This FSP was effective January 1, 2005, and the Company has included a $2.0 million tax benefit related to this deduction in its consolidated financial statements for the nine months ended September 30, 2005.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q for the three and nine months ended September 30, 2005 includes forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "could," "should," "seeks," "anticipates," "intends," or other variations thereof, including their use in the negative, or by discussions of strategies, plans or intentions. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements. Factors which could cause actual results to differ materially from those projected by the forward-looking statements include the following:

     o OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT OBLIGATIONS AND OPERATE OUR BUSINESSES.

     o SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

     o DESPITE OUR SUBSTANTIAL LEVERAGE, WE WILL BE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR SUBSTANTIAL LEVERAGE, INCLUDING OUR ABILITY TO SERVICE OUR DEBT.

     o IF CREDITORS OF OUR SUBSIDIARIES AND JOINT VENTURES MAKE CLAIMS WITH RESPECT TO THE ASSETS AND EARNINGS OF THESE COMPANIES, SUFFICIENT FUNDS MAY NOT BE AVAILABLE TO REPAY OUR INDEBTEDNESS AND WE MAY NOT RECEIVE THE CASH WE EXPECT FROM INTERCOMPANY TRANSFERS.

     o RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS LIMIT OUR ABILITY TO FINANCE FUTURE OPERATIONS OR CAPITAL NEEDS OR ENGAGE IN OTHER BUSINESS ACTIVITIES THAT MAY BE IN OUR INTEREST.

     o THE COLLATERAL MAY NOT BE VALUABLE ENOUGH TO SATISFY ALL THE OBLIGATIONS SECURED BY THE COLLATERAL.

     o GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED AND COULD CONTINUE TO DECREASE OUR SALES AND MARGINS.

     o CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR REVENUES AND CASH FLOW.

     o    COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

     o OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER CONDITIONS.

     o INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILITY.

     o    OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

     o CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR OPERATING PROFIT AND THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES TO DECREASE.

     o WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

     o AGRILIANCE'S BUSINESS MAY BE ADVERSELY AFFECTED BY AGRILIANCE'S DEPENDENCE UPON ITS SUPPLIERS.

     o    A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.

     o OUR LIMITED ACCESS TO EQUITY MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL.

     o OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

     o INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

     o OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

     o PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

     o WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS AND REGULATIONS APPLICABLE TO OUR OPERATIONS.

     o STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

     o THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.

     For a discussion of additional factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the three months ended September 30, 2005 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

     We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to maintain an appropriate balance between fixed and floating rate exposures. These interest rate swaps relate to our 8.75% senior unsecured notes. The swaps mirror the terms of the 8.75% notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. In April 2005, the Company elected to reverse $48 million of its $150 million swap agreements based upon favorable markets and an updated assessment of the Company's floating rate interest exposure. The Company received an immaterial amount of proceeds related to the swap reversal. The interest rate swaps are designated as fair value hedges of our fixed rate debt. As critical terms of the swaps and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains or losses on the swaps are completely offset by the fair value adjustment to the underlying debt. At September 30, 2005, the notional amount of the swaps was $102 million in aggregate and the fair value was a liability for $1.0 million, which is reflected in employee benefits and other liabilities on our consolidated financial statements.

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

(a)  EXHIBITS

     EXHIBIT               DESCRIPTION

         3.1 Restated Articles of Incorporation of Land O'Lakes, Inc., as amended, August 1998. (1)

         3.2               By-Laws of Land O'Lakes Inc., as amended, February
                           2003. (1)

         4.1 Fifth Amendment, dated as of April 1, 2005, to the AMENDED AND RESTATED FIVE-YEAR CREDIT AGREEMENT dated as of October 11, 2001.*

         4.2 Sixth Amendment, dated as of June 15, 2005, to the AMENDED AND RESTATED FIVE-YEAR CREDIT AGREEMENT dated as of October 11, 2001.*

         4.3 Seventh Amendment, dated as of August 9, 2005, to the AMENDED AND RESTATED FIVE-YEAR CREDIT AGREEMENT dated as of October 11, 2001.*

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

*    Filed electronically herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2005.

                            LAND O'LAKES, INC.


                            By /s/ Daniel Knutson
                               -------------------------------------------------
                               Daniel Knutson
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)