Form 10-K
period 2005-12-31
LAND O LAKES INC
filed 2006-03-20
CIK 1032562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [X] No [ ]

     Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     Land O'Lakes, Inc. is a cooperative. Our voting and non-voting common equity can only be held by our members. No public market for voting and non-voting common equity of Land O'Lakes, Inc. is established and it is unlikely, in the foreseeable future that a public market for our voting and non-voting common equity will develop.

     The number of shares of the registrant's common stock outstanding as of March 1, 2006: 1,000 shares of Class A common stock, 4,050 shares of Class B common stock, 174 shares of Class C common stock, and 1,004 shares of Class D common stock.

     Documents incorporated by reference: None.

                                      INDEX

                                     PART I.
         Forward Looking Statements .......................................    3
Item 1.  Business .........................................................    3
         Business Segments ................................................    3
         Description of the Cooperative ...................................   11
Item 1A  Risk Factors .....................................................   17
Item 2.  Properties .......................................................   27
Item 3.  Legal Proceedings ................................................   28
Item 4.  Submission of Matters to a Vote of Security Holders ..............   28

                                    PART II.
Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters, and Issuer Purchases of Equity Securities ...............   28
Item 6.  Selected Financial Data ..........................................   29
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................   32
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .......   55
Item 8.  Financial Statements and Supplementary Data ......................   56
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure .............................................   56
Item 9A. Controls and Procedures ..........................................   56
Item 9B. Other Information ................................................   57

                                    PART III.
Item 10. Directors and Executive Officers of the Registrant ...............   57
Item 11. Executive Compensation ...........................................   61
Item 12. Security Ownership of Certain Beneficial Owners and Management ...   65
Item 13. Certain Relationships and Related Transactions ...................   66
Item 14. Principal Accountant Fees and Services ...........................   66

                                    PART IV.
Item 15. Exhibits, Financial Statement Schedules ..........................   66
         Signatures .......................................................   69

                           FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" contains forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-K, the words "anticipate", "believe", "estimate", "expect", "may", "will", "could", "should", "seeks", "pro forma" and "intend" and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in "Item 1A.- Risk Factors" on pages 17 to 26. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in "Item 1A - Risk Factors" on pages 17 to 26. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

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

OVERVIEW

     In 1921, we were formed as a cooperative designed to meet the needs of dairy farmers located in the Midwest. We have expanded our business through acquisitions and joint ventures to diversify our product portfolio, to leverage our portfolio of brand names, to achieve economies of scale and to extend our geographic coverage. We operate our business through five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. Dairy Foods develops, produces, markets and sells a variety of premium butter, spreads, cheese and other related dairy products. Feed develops, produces, markets and distributes animal feed to both the lifestyle and livestock animal markets. Seed develops, markets and sells seed for a variety of crops, including alfalfa, corn, soybeans and forage and turf grasses. Agronomy primarily consists of an investment in Agriliance LLC, which manufactures, markets and distributes crop nutrient and crop protection products. As of August 2005, the Company sold its entire ownership interest in CF Industries, Inc., a domestic manufacturer of crop nutrients which was a part of Agronomy. Layers produces and markets shell and liquid egg products through MoArk, LLC. On February 25, 2005, we also sold substantially all the assets related to our swine production business. The Swine assets are reflected as discontinued operations in our consolidated financial statements. We have additional operations and interests in a group of joint ventures and investments that are not consolidated in our five operating segments.

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

     Products. We manufacture over 300 dairy-based food products. Our principal dairy products include:

          Butter. We produce and market branded butter under our proprietary LAND O LAKES brand name for retail and foodservice customers. In addition, we produce non-branded butter for our private label and industrial customers. Our butter products include salted butter, unsalted butter, spreadable butter with canola oil, light butter, whipped butter and flavored butter.

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

          New Products. In February 2005, we introduced LAND O LAKES Light Butter with Canola Oil. This new product has 60 percent less cholesterol and 50 percent less fat and calories per serving than regular butter. Introduced in August 2005 was the FlavorProtect Wrapper for our flagship branded butter. We also responded to our Foodservice customers' needs in 2005 and introduced a full line of reduced-fat school lunch products and a reduced-fat blend of butter and margarine.

     Sales, Marketing and Advertising. In order to meet the needs of our retail, foodservice and industrial customers, sales efforts are specifically designed to service each of these customer bases. Our retail customers are serviced through direct sales employees and independent national food brokers. Our retail sales force consists of approximately 60 employees that service our larger retail customers, such as supermarket and super-center chains, and manage our national food broker relationships. We spent $26.4 million on advertising and promotion for the year ended December 31, 2005.

     Our foodservice products are primarily sold through independent regional food brokers and food distributors. In addition, we employ approximately 25 salespeople who are responsible for maintaining these regional food broker relationships and marketing to our large foodservice customers directly.

     We market our products to our industrial customers through five dedicated salespeople. Our industrial customers generally maintain a direct relationship with our facility managers in order to coordinate delivery and ensure that our products meet their specifications

     Distribution. We contract with third-party trucking companies to distribute our dairy products throughout the United States in refrigerated trucks. Our dairy products are shipped to our customers either directly from the manufacturing facilities or from one of our five regional distribution centers located in New Jersey, Georgia, Illinois, California and Ohio. As most of our dairy products are perishable, our distribution facilities are designed to provide necessary temperature controls in order to ensure the quality and freshness of our products. The combination of our strategically located manufacturing and distribution facilities and our logistics capabilities enables us to provide our customers with a highly efficient distribution system.

     Production. We produce our dairy products at 11 manufacturing facilities, including a facility the Company anticipates closing in the first quarter of 2006, strategically located throughout the United States. We also have contractual arrangements whereby we engage other dairy processors to produce some of our products. We believe the geographic distribution of our plants allows us to service our customers in a timely and efficient manner. In 2005, we processed approximately 7.9 billion pounds of milk, primarily into butter and cheese. Butter is produced by separating the cream from milk, pasteurizing it and churning the cream until it hardens into butter. Butter production levels fluctuate due to the seasonal availability of milk and butterfat. The cheese manufacturing process involves adding a culture and a coagulant to milk. Over a period of hours, the milk mixture hardens to form cheese. At that point, whey is removed and separately processed. Finally, the cheese is salted, shaped and aged.

     Our largest facility is Cheese and Protein International LLC ("CPI"), a wholly owned, consolidated subsidiary which produces mozzarella cheese and whey in Tulare, California. Commercial production commenced in May 2002, and a phase II expansion that doubled plant capacity was completed during 2004. Through 2004, Land O'Lakes and a subsidiary of Mitsui & Co. (USA) were parties to a joint venture agreement which gave Mitsui participation interest of approximately 2.6% of the venture. Mitsui did not have significant control of the joint venture, but retained a put option allowing Mitsui to sell its remaining interest to us at original cost, with no interest thereon. In December 2005 Mitsui exercised this put and we paid $3.2 million for the remaining minority interest in CPI.

     Supply and Raw Materials. Our principal raw material for production of dairy products is milk. During 2005, we sourced approximately 93% of our raw milk from our members. We enter into milk supply agreements with all of our dairy members to ensure our milk supply. These contracts typically provide that we will pay the producer an advance for the milk during the month of delivery and then will settle the final price in the following month for an amount determined by us which typically includes a premium over Federal market order prices. These contracts provide that we will purchase all of the milk produced by our members for a fixed period of time, generally one year or less. As a result, we often purchase more milk from our members than we require for our production operations. There are three principal reasons for doing this: first, we need to sell a certain percentage (which is not less than 10% of the amount procured and depends on which Federal market order the milk is subject to) of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which enables us to have a lower input cost for our milk; second, it decreases our need to purchase additional supply during periods of low milk production in the United States (typically August, September and October); and third, it ensures that our members have a market for the milk they produce during periods of high milk production. We enter into fixed-price forward sales contracts with some of our large industrial cheese customers which historically represented 10-15% of our processed milk volume. We simultaneously enter into milk supply agreements with a fixed price in order to ensure our margins on these contracts. We also purchase cream, bulk cheese and bulk butter as raw materials for production of our dairy products. We typically enter into annual agreements with fluid processors to purchase all of their cream production. We typically purchase bulk cheese and butter pursuant to annual contracts. These cheese and butter contracts provide for annual targets and delivery schedules and are based on market prices. In isolated instances, we purchase these commodities on the open market at current market prices. We refer to this type of transaction as a spot market purchase.

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

     Research and Development. We seek to offer our customers product innovations designed to meet their needs. In addition, we work on product and packaging innovations to increase overall demand for our products and improve product convenience. In 2005, we spent $10.7 million on dairy research and development, and we employ approximately 65 individuals in research capacities at our dedicated dairy foods research facility.

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

FEED

     Overview. Through Land O'Lakes Purina Feed, we manufacture and market feed for both the commercial and lifestyle sectors of the animal feed market in the United States. Our commercial feed products are used by farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock. Our lifestyle feed products are used by customers who own animals principally for non-commercial purposes. Margins on our lifestyle feed products are significantly higher than those on our commercial feed products. We market our lifestyle animal feed products, other than dog and cat food, under the brands Purina, Chow and the "Checkerboard" Nine Square logo. We also market our animal feed products under the LAND O LAKES Feed label. We operate a geographically diverse network of 76 feed mills, which permits us to distribute our animal feed nationally through our network of approximately 1,430 local member cooperatives, approximately 3,300 independent dealers operating under the Purina brand name and directly to customers.

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

          Milk Replacers. Milk replacers are sold to commercial livestock producers to meet the nutritional requirements of their young animals while increasing their overall production capability by returning the parent animal to production faster. We market these products primarily under our Maxi Care, Cow's Match and Amplifier Max brand names. We have patents that cover certain aspects of our milk replacer and other products and processes which have expirations through 2018.

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

     Sales, Marketing and Advertising. We employ approximately 400 direct salespeople in regional territories. In our commercial feed business, we provide our customers with information and technical assistance through trained animal nutritionists whom we either employ or have placed with our local member cooperatives. Our advertising and promotional expenditures are focused on higher margin products, specifically our lifestyle animal feed and milk replacers. We advertise in recreational magazines to promote our lifestyle animal feed products. To promote our horse feed products, we have dedicated promoters who travel to rodeos and other horse related events. We promote our milk replacers with print advertising in trade magazines. We spent $18.2 million on advertising and promotion for the year ended December 31, 2005.

     Distribution. We distribute our animal feed nationally primarily through our network of approximately 1,430 local member cooperatives and approximately 3,300 Purina-branded dealers or directly to customers. We deliver our products primarily by truck using independent carriers, supplemented by our own fleet. Deliveries are made directly from our feed mills to delivery locations within each feed mill's geographic area.

     Production. The basic feed manufacturing process consists of grinding various grains and protein sources into meal and then mixing these materials with certain nutritional additives, such as vitamins and minerals. The resulting products are sold in a variety of forms, including meal, pellets, blocks and liquids. Our products are formulated based upon proprietary research pertaining to nutrient content. As of December 31, 2005 we operated 76 feed mills across the United States. Consistent with current industry capacity utilization, many of our facilities operate below their capacity.

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

     Research and Development. Our animal feed research and development focuses on enhancing animal performance, productive capacity and early stage development. Additionally, we dedicate significant resources to developing proprietary formulas that allow us to offer our commercial customers alternative feed formulations using lower cost ingredients. We employ 90 people in various animal feed research and development functions at our research and development facilities. In 2005, we spent $11.0 million on research and development.

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

     Products. We develop, produce and distribute seed products including seed for alfalfa, soybeans, corn and forage and turf grasses. We also market and distribute seed products produced by other crop seed companies, including seed for corn, soybeans, sunflowers, canola, sorghum and sugar beets. Seed products are often genetically engineered through selective breeding or gene splicing to produce crops with specific traits. These traits include resistance to herbicides and pesticides and enhanced tolerance to adverse environmental conditions. As a result of our relationships with certain life science companies, we believe we have access to one of the most diverse genetic databases of any seed company in the industry. We also license some of our proprietary alfalfa seed traits to other seed companies for use in their seed products. In 2005, RoundUp Ready Alfalfa received US regulatory approval and was introduced into the market shortly thereafter. This product was the result of over 10 years of research in collaboration with Monsanto.

     Sales, Marketing and Advertising. We have a sales force of approximately 130 employees who promote the sale of our seed products throughout the country, particularly in the Midwest. Our sales and marketing strategy is built upon the relationships we have established with our local member cooperatives and our ability to purchase and distribute quality seed products at a low cost. We market our crop seed products under our brand name CROPLAN GENETICS. We also distribute certain crop seed products under third-party brands, including Northrop King, Asgrow and DeKalb, and under private labels. We engage in a limited amount of advertising, primarily utilizing marketing brochures and field signs. We are a leader in online customer communications and order processing. We also participate in the Total Farm Solutions program with our affiliate, Agriliance. Through this program, trained agronomists are placed at local cooperatives to provide advisory services regarding crop seed and agronomy products. We do not have any long-term commitments associated with this program. We spent $5.6 million on advertising and promotion for the year ended December 31, 2005.

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

     Customers. We sell our seed products to over 6,000 customers, none of which represented more than 4% of our crop seed net sales in 2005. Our customers consist primarily of our local member cooperatives and other seed companies across the United States and internationally. Our customer base also includes retail distribution outlets.

     Research and Development. We focus our research efforts on crop seed products for which we have a significant market position, particularly alfalfa seed. We also work with other seed companies to jointly develop beneficial crop seed traits. In 2005, we spent $8.3 million on crop seed research and development.

     Competition. Our competitors include Pioneer, Monsanto and Syngenta as well as many small niche seed companies. We differentiate our seed business by supplying a branded, technologically advanced, high quality product, and by providing farmers with access to agronomists through our joint Total Farm Solutions program with Agriliance. These Agronomists provide crop production consultation to farmers who may or may not be our customers. Such services are increasingly important as the seed industry becomes more dependent upon biotechnology and crop production becomes more sophisticated. Due to the added cost involved, our competitors, with the exception of Pioneer, generally do not provide such services. We can provide these services at a relatively low cost because we often share the costs of an agronomist with Agriliance or with a local cooperative.

AGRONOMY

     Historically, our agronomy segment has consisted primarily of our joint venture in Agriliance and our investment in CF Industries, Inc. In 2005, however, we sold our entire interest in CF Industries, Inc., a domestic manufacturer of crop nutrients, for $315.5 million in cash, which resulted in a gain on sale of investment of $102.4 million. Our investment in Agriliance is accounted for under the equity method, and accordingly, our Agronomy segment has no net sales, but we allocate overhead to selling and administrative expense and may recognize patronage as a reduction in cost of sales. Additional information regarding Agriliance is provided below under the caption in "Item 1. Business -- Joint Ventures and Investments -- Agriliance LLC". For a discussion of our agronomy accounting and results see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Overview--General--Unconsolidated Businesses."

LAYERS

     Overview. Our layers segment consists solely of our MoArk, LLC ("MoArk") subsidiary, which produces and markets shell eggs and egg products. Through June 30, 2003, we carried a 50% ownership interest in MoArk under the equity method and the remaining interest was owned by Osborne Investments, LLC ("Osborne"). In 2003, we increased our ownership from 50% to 57.5% with an additional investment of $7.8 million; and in accordance with the provisions of FIN 46, "Consolidation of Variable Interest Entities," effective July 1, 2003, MoArk was consolidated into our financial statements. Although Osborne held a 42.5% ownership interest in MoArk, the Company was allocated 100% of the earnings or loss from the operations of MoArk.

     Land O'Lakes held a right to acquire (and Osborne held the right to require the Company to acquire) the remaining 42.5% of MoArk owned by Osborne for a $42.2 million minimum payment in 2007, plus an additional amount related to market conditions. In 2005, Land O'Lakes and Osborne agreed to accelerate the transfer of ownership. In January 2006, we purchased the remaining 42.5% minority interest in MoArk for $71.0 million in cash. Accordingly, a $71.0 million accrued expense liability was included in the consolidated balance sheet at December 31, 2005.

     In April 2004, we announced our intention to reposition our Layers operations. As part of this effort, in the fourth quarter of 2005 we committed to a plan to sell a portion of our Layers net assets. Management expects the asset repositioning to occur within a year. Accordingly, certain assets and liabilities were presented as assets held for sale in the consolidated financial statements at December 31, 2005.

     Products. MoArk produces and markets shell eggs and egg products that are sold to retail and wholesale customers for consumer and industrial use throughout the United States. MoArk markets and processes 629 million dozen eggs from approximately 26 million layers (hens) and owns approximately 12 million layers (hens) which produce approximately 368 million dozen eggs annually. As noted, approximately 45% of the eggs and egg products marketed are produced by layers owned by MoArk. The remaining 55% are purchased on the spot market or from third-party producers. Shell eggs represent approximately 74% of eggs MoArk sells annually, and the balance are broken for use in egg products such as refrigerated liquid, frozen, dried and extended shelf life liquid.

     Customers and Distribution. MoArk has approximately 600 retail grocery, industrial, foodservice and institutional customers. While supply contracts exist with a number of the larger retail organizations, the terms are typically market based annual contracts and allow early cancellation by either party. MoArk primarily delivers directly to its customer (including store door delivery). Alternatively, some customers pick up product at one of MoArk's facilities.

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

OTHER

     We also operate several other wholly owned businesses reflected in the Other segment, such as our LOL Finance Co. and its subsidiary, LOLFC, LLC, which provide operating loans and facility financing to farmers and livestock producers.

JOINT VENTURES AND INVESTMENTS

     The joint ventures and investments described below are unconsolidated.

AGRILIANCE LLC

     Agriliance, a 50/50 joint venture with CHS Inc., was formed for the purposes of distributing and manufacturing agronomy products. Prior to the contribution of our agronomy assets to Agriliance in July 2000, the financial results of these assets were consolidated for financial reporting purposes.

     Products. Agriliance markets and sells two primary product lines: crop nutrients (including fertilizers and micronutrients) and crop protection products (including herbicides, pesticides, fungicides and adjuvants). For Agriliance's fiscal year ended August 31, 2005, approximately 92% of these products were manufactured by third-party suppliers and marketed under the suppliers' brand names. The remaining 8% was either manufactured by Agriliance or by a third-party supplier and marketed under the brand names AgriSolutions (for herbicides, pesticides and related products) and Origin (for micronutrients).

     Sales and Marketing. Agriliance has an internal sales force of approximately 320 employees. Agriliance's sales and marketing efforts serve the entire United States and focus on areas in the Midwest, the Southeast, and the eastern Corn Belt. Agriliance's strategy is built upon strong relationships with local cooperatives and Agriliance's ability to purchase and distribute quality agronomy products at a low cost. Agriliance engages in a limited amount of advertising in trade journals and produces marketing brochures and advertisements utilized by local cooperatives. In addition, Agriliance assists local member cooperatives and independent farmers by identifying, recruiting and training agronomists who provide advice relating to agronomy products. In the Midwest, Agriliance has implemented the Total Farm Solutions program, an effort to utilize the expertise of the agronomists to bundle Agriliance products with our seed products.

     Production, Source of Supply and Raw Materials. Agriliance operates primarily as a wholesale distributor of products purchased from other manufacturers. Agriliance's primary suppliers of crop protection products are Syngenta, Monsanto, BASF, Dow Chemical, DuPont and Bayer. Agriliance enters into annual distribution agreements with these manufacturers. However, Agriliance manufactures approximately 33% of its proprietary crop protection products. Agriliance's production facilities are located in Iowa, Arkansas and Missouri. Agriliance procures approximately 31% of its fertilizer needs from CF Industries. In 2005, Agriliance began purchasing UREA and UAN product from international suppliers. The majority of the tons were purchased from Petrochemical Industries Company - Kuwait. Agriliance sources its remaining fertilizer supply needs from a variety of suppliers including PCS, Mosaic, Terra Nitrogen, Koch and Agrium. Agriliance also produces micronutrient products. In 2005, approximately 32% of Agriliance's agronomy products were sourced from three suppliers.

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

     Competition. Agriliance's primary competitors are national crop nutrient distributors, such as Helena, UAP, Agrium, Wilbur-Ellis, Koch, Mosaic and Royster Clark, as well as smaller regional brokers and distributors. The wholesale agronomy industry is consolidating as distributors attempt to expand their distribution capabilities and efficiencies. Wholesale agronomy customers tend to purchase products based upon a distributor's ability to provide ready access to product at critical times prior to and during the growing season. In addition, certain customers purchase on the basis of price. We believe Agriliance distinguishes itself from its competitors as a result of its distribution network, which enables it to efficiently distribute product to customers. In addition, Agriliance provides access to trained agronomists who give advice to farmers on both agronomy and crop seed products to optimize their crop production.

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

ADVANCED FOOD PRODUCTS, LLC

     We own a 35% interest in Advanced Food Products, a joint venture which manufactures and markets a variety of custom and non-custom aseptic products. Aseptic products are manufactured to have extended shelf life through specialized production and packaging processes, enabling food to be stored without refrigeration until opened. We formed Advanced Food Products in 2001, with a subsidiary of Bongrain, S.A., a French food company, for the purpose of manufacturing and marketing aseptically packaged cheese sauces, snack dips, snack puddings, and ready to drink dietary beverages. The venture is governed by a six member board of managers, and we have the right to appoint two members. Bongrain manages the day-to-day operations of the venture. As of December 31, 2005, our investment in Advanced Food Products had a book value of $31.9 million and is accounted for under the equity method. The Operating Agreement governing the joint venture provides that, at any time after February 28, 2006, the Company may put its membership interest in the joint venture to the other member, or the other member may call the Company's membership interest in the joint venture at a price determined by the joint venture's recent operating performance.

COBANK

     CoBank is a cooperative lender of which we are a member. Our equity interest in CoBank and the amount of patronage we receive is dependent upon our outstanding borrowings from CoBank. As of December 31, 2005, our investment in CoBank had a book value of $10.7 million and is accounted for under the cost method.

AG PROCESSING INC

     Ag Processing Inc is a cooperative that produces soybean meal and soybean oil. As a member of Ag Processing Inc, we are entitled to patronage based upon our purchases of these products. We use soybean meal as an ingredient in our feed products. Soybean oil is an ingredient used to produce our dairy spread products. As of December 31, 2005, our investment in Ag Processing Inc had a book value of $35.8 million and is accounted for under the cost method.

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

     All our members must acquire stock and comply with uniform conditions prescribed by our board of directors and by-laws. The board of directors may terminate a membership if it determines that the member has failed to adequately patronize us or has become our competitor.

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

     The board may also choose to elect up to three non-voting advisory members. Currently, we have two such members. The board governs our affairs in the same manner as the boards of corporations that are not organized as cooperatives.

EARNINGS

     As described above, we divide our earnings between member and non-member business and then allocate member earnings to dairy foods operations or agricultural operations (our Feed, Seed and Agronomy segments). For our dairy foods operations, the amount of member business is based on the amount of dairy products supplied to us by our dairy members. In 2005, 71.2% of our dairy input requirements came from our dairy members. For our agricultural operations, the amount of member business is based on the dollar-amount of products sold to our agricultural members. In 2005, 39.5% of our agricultural product net sales, and 93.2% of our agricultural pretax income was derived from sales to agricultural members.

PATRONAGE INCOME AND EQUITY

     To acquire and maintain adequate capital to finance our business, our by-laws allow us to retain up to 15% of our earnings from member business as additions to retained earnings (permanent equity) or offsets to deferred member equities. We currently retain 10% and apply the remainder of our earnings from member business to allocated member equities.

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

     In 2005, we allocated $9.8 million of our member earnings to our dairy members as a qualified allocation with an estimated $2.4 million in cash to be paid in 2006. There was also a nonqualified loss of $3.6 million not allocated. We also revolved $14.6 million of equities and paid $5.0 million of cash patronage related to prior year's earnings to dairy members. In 2004, we allocated $21.6 million of our member earnings to dairy members with an estimated $5.6 million to be paid in cash in 2005. We also revolved $15.4 million of equities in 2004.

     In the Revolvement Program for our agricultural businesses, we currently distribute 30% of allocated patronage income in cash and retain and allocate the remaining 70% to member equity. This equity is currently revolved 13 1/2 years later. Both the amount distributed in cash and the revolvement period are subject to change by our board. In 2005, we allocated $112.0 million of our member earnings to our agricultural members (which included $70.9 million of patronage income from operations, an allocation of $31.8 million offsetting the 2004 patronage loss related to the loss on impairment of investment and a $9.3 million nonqualified patronage allocation) with estimated $21.3 million in cash to be paid in 2006. We also paid $10.1 million of cash patronage related to prior year's earnings in 2005. In 2004, we allocated $2.1 million of our member earnings to our agricultural members (which included $33.9 million of patronage income from operations and $31.8 million of patronage losses related to loss on impairment of investment) with estimated $10.2 million in cash to be paid in 2005. We also paid $9.1 million of cash patronage related to prior year's earnings in 2004. In 2004 and 2003 our board did not revolve agriculture member equities.

     Our estate redemption policy provides that we will redeem equity holdings of deceased natural persons upon the demise of the owner. The Company's age retirement policy provides that we will redeem in full equity holdings of dairy members who are natural persons when the member reaches age 75 or older. Subject to various requirements, we may redeem the equity holdings of members in bankruptcy or liquidation. All proposed equity redemptions must be presented to, and are subject to the approval of, our board of directors before payment. In connection with these programs, we redeemed $4.9 million in 2005 and $7.0 million in 2004.

EMPLOYEES

     At March 1, 2006, we had approximately 7,500 employees, approximately 23% of whom were represented by unions having national affiliations. Our contracts with these unions expire at various times throughout the next several years. We consider our relationship with employees to be generally satisfactory. We have had no labor strikes or work stoppages within the last five years.

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

     We own a number of registered and unregistered trademarks used in connection with the marketing and sale of our food products, as well as our feed, seed and egg products including LAND O LAKES, the Indian Maiden logo, Alpine Lace, New Yorker, Extra Melt, CROPLAN GENETICS, Maxi Care, Amplifier Max, Cow's Match, Omolene and MoArk. Land O'Lakes Purina Feed licenses certain trademarks from Land O'Lakes, including LAND O LAKES, the Indian Maiden logo, Maxi Care, Cow's Match and Amplifier Max, for use in connection with its animal feed and milk replacer products. We license the trademarks Purina, Chow and the "Checkerboard" Nine Square logo from Nestle Purina PetCare Company under a perpetual, royalty-free license. This license only gives us the right to use these trademarks for particular products that we currently market with these trademarks. We do not have the right to use these trademarks outside of the United States or in conjunction with any products designed primarily for use with cats, dogs or humans. We do not have the right to assign any of these trademarks without the written consent of Nestle Purina PetCare Company. These trademarks are important to us because brand name recognition is a key factor to our success in marketing and selling our feed products. The registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner, or our licensees, where applicable, comply with all pertinent renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods.

     In 2002, we expanded our licensing agreement with Dean Foods. Under the expanded agreement, Dean Foods is granted exclusive rights to use the LAND O LAKES brand and the Indian Maiden logo in connection with the manufacturing, marketing, promotion, distribution and sale of certain products, including, but not limited to, basic dairy products (milk, yogurt, cottage cheese, ice cream, eggnog, juices and dips), creams, small bottle milk, infant formula products and soy beverage products. Dean Foods is also granted the right to use the Company's patented Grip 'n Go bottle and the Company's formula to fat-free half & half. With respect to the basic dairy products and the small bottle milk, the license is granted on a royalty-free basis. With respect to the remaining products covered by the license agreement, Dean Foods pays a sales-based royalty, based on volumes sold, subject to a guaranteed minimum annual royalty payment. In addition, the license agreement is terminable by either party in the event that certain minimum thresholds are not met on an annual basis.

     We have patented formulations and processes for our milk replacer and other feed products which have expirations through 2018.

     We have also entered into other license agreements with other affiliated and unaffiliated companies, such as MoArk, which permit these companies to utilize our trademarks in connection with the marketing and sale of certain products.

ENVIRONMENTAL MATTERS

     We are subject to various Federal, state, local and foreign environmental laws and regulations, including those governing discharges of pollutants into the air or water and the use, storage and disposal of hazardous materials or wastes. Violations of these laws and regulations, or of the permits required for our operations, may lead to civil and criminal fines and penalties or other sanctions. For example, we are intermittently exceeding certain wastewater discharge limitations at the Cheese and Protein International, LLC facility in California and, as a result, have paid penalties or surcharges, to the City of Tulare. To date, approximately $6.0 million was spent on the process systems, contractors, and architectural work required to address the wastewater treatment issues, with approximately $0.5 million estimated to be spent in 2006 to complete the project. Based on wastewater compliance status, a portion of the surcharges are returned to the facility for capital projects related to the wastewater issue.

     Environmental laws and regulations may also impose liability for the cleanup of environmental contamination. We generate large volumes of waste water, we use regulated substances in operating our manufacturing equipment, and we use and store other chemicals on site (including acids, caustics, fuels, oils and refrigeration chemicals). Agriliance stores petroleum products and other chemicals on-site (including fertilizers, pesticides and herbicides). Spills or releases resulting in significant contamination, or changes in environmental regulations governing the handling or disposal of these materials, could result in significant costs that could have an impact on our business, financial condition or results of operations.

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

     We are also potentially responsible for environmental conditions at a number of former facilities and at waste disposal facilities operated by third parties. We have been identified as a Potentially Responsible Party ("PRP") under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" or "Superfund") or similar state laws and have unresolved liability with respect to the past disposal of hazardous substances at several such sites. CERCLA imposes strict, joint and several liability on certain statutory classes of persons, meaning that one party may be held responsible for the entire cost of investigating and remediating contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owners or operators of a contaminated property, and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at the property. We have contested our liability at a Superfund site, as to which we have declined to pay past response costs associated with an ongoing site study.

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

     Our dairy business is affected by Federal price support programs and federal and state pooling and pricing programs. Since 1949, the Federal government has maintained price supports for cheese, butter and nonfat dry milk. The government stands as a ready purchaser of these products at their price support levels. Historically, when the product price reached 110% of its price support level, the government would sell its inventory into the market, effectively limiting the price of these products. Because prices for these products have generally been higher than their support level for a number of years, the government currently has minimal inventories of cheese and butter. As a result, these commodity prices have been greater than 110% of their price support levels for several years. The Farm Security and Rural Investment Act of 2002 extends the dairy price support program through December 31, 2007.

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

ITEM 1A. RISK FACTORS.

     Set forth below is a summary of the material risk factors for Land O'Lakes:

OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT FACILITIES AND TO OPERATE OUR BUSINESS.

     We are highly leveraged and have significant debt service obligations. As of December 31, 2005, our aggregate outstanding consolidated indebtedness was $737.9 million, excluding unused commitments and including our 7.45% Capital Securities. Our total equity was $903.6 million. For the year ended December 31, 2005 our interest expense (net) was $79.9 million. We may incur additional debt from time to time to finance strategic acquisitions, investments and alliances, capital expenditures or for other purposes, subject to the restrictions contained in our debt agreements.

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

     - our substantial leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to our competitors who are less leveraged;

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

     If we cannot service our indebtedness, we will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our indebtedness, deferring revolvements and other member payments or seeking additional equity capital, which may adversely affect our membership and affect their willingness to remain members. These remedies may not be effected on commercially reasonable terms, or at all. In addition, the terms of existing or future financing agreements, including the credit agreement relating to our senior bank facility, the agreements relating to our receivables securitization and the indentures for our 8 3/4% senior notes and our 9% senior secured notes may restrict us from adopting any of these alternatives.

DESPITE OUR SUBSTANTIAL LEVERAGE, WE WILL BE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR SUBSTANTIAL LEVERAGE, INCLUDING OUR ABILITY TO SERVICE OUR DEBT.

     The agreements governing our debt will permit us, subject to certain conditions, to incur a significant amount of additional indebtedness. In addition, we may incur additional debt under our $200 million revolving credit facility, of which $147.6 million was available to us as of December 31, 2005. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, could intensify.

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

     Although the Subsidiary Guarantees and the second-priority liens of the Subsidiary Guarantors will provide the holders of the 9% senior secured notes with a direct claim against the assets of the Subsidiary Guarantors, enforcement of the Subsidiary Guarantees and the second-priority liens of the Subsidiary Guarantors against any Subsidiary Guarantor may be challenged in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of the Subsidiary Guarantor and could be subject to defenses. To the extent that the Subsidiary Guarantees and the second-priority liens are not enforceable, the 9% senior secured notes would be effectively subordinated to all liabilities of the Subsidiary Guarantors, including trade payables and contingent liabilities, and preferred stock of the Subsidiary Guarantors. In any event, the 9% senior secured notes will be effectively subordinated to all liabilities of the Non-Guarantors. After eliminating intercompany activity the Non-Guarantors:

     - had assets of $412 million or 13% of our total assets as of December 31, 2005;

     - had liabilities of $259 million or 12% of our total liabilities as of December 31, 2005 (excluding the $190.7 million of Capital Securities, see "Description of capital securities"); and

     - generated net sales of $694 million or 9% of our consolidated net sales for the year ended December 31, 2005.

RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS LIMIT OUR ABILITY TO FINANCE FUTURE OPERATIONS OR CAPITAL NEEDS OR ENGAGE IN OTHER BUSINESS ACTIVITIES THAT MAY BE IN OUR INTEREST.

     The indentures for our 8 3/4% senior notes and our 9% senior secured notes impose, and the terms of any future debt may impose, operating and other restrictions on us and our restricted subsidiaries. In addition, our senior bank facility includes other and more restrictive covenants and prohibit us from prepaying our other debt, including the 8 3/4% senior notes and the 9% senior secured notes, while debt under our senior bank facility is outstanding. The agreement governing our senior bank facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios.

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

     A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under our senior bank facility and could trigger cross default provisions in the agreements governing our other debt. If a default occurs, certain of our debt agreements, including our senior bank facility, allow the lenders to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable which would result in an event of default under the indentures governing our 8 3/4% senior notes and our 9% senior secured notes, and a termination event under the agreements governing our receivables securitization. Lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, those lenders will also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If this debt was to be accelerated, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness. If not cured or waived, such default could give our lenders the right to enforce other remedies that would interrupt the operation of our business.

THE COLLATERAL PLEDGED IN SUPPORT OF OUR DEBT OBLIGATIONS MAY NOT BE VALUABLE ENOUGH TO SATISFY ALL THE BORROWINGS SECURED BY THE COLLATERAL.

     The value of the collateral in the event of a liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. No independent appraisals of any of the collateral have been prepared by or on behalf of us.

     Accordingly, we cannot assure that the proceeds of any sale of the collateral following an acceleration of maturity with respect to the 9% senior secured notes or under our senior bank facility would be sufficient to satisfy, or would not be substantially less than, amounts due on the 9% senior secured notes and the senior bank facility secured thereby. In addition, some or all of the collateral may be illiquid and may have no readily ascertainable market value. Likewise, we cannot provide assurance that the collateral will be saleable or, if saleable, that there will not be substantial delay in its liquidation. To the extent that liens, rights and easements granted to third parties encumber assets located on property owned by us or constitute subordinate liens on the collateral, those third parties have or may exercise rights and remedies with respect to the property subject to such encumbrances (including rights to require marshalling of assets) that could adversely affect the value of that collateral and the ability of the collateral trustee to realize or foreclose on that collateral.

THE GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED SALES AND MARGINS AND COULD CONTINUE TO NEGATIVELY IMPACT OUR SALES AND MARGINS.

     We operate dairy facilities located in different regions of the United States. Milk production in certain regions, specifically the Midwest and Northeast, is declining over time as smaller producers in these regions have ceased milk production and larger producers in the West have increased milk production. In addition, a producer, whether a member or a non-member, may decide not to supply milk to us or may decide to stop supplying milk to us when the term of their contractual obligation expires. Where milk production is not sufficient to fully support our operations, such as the Midwest and Northeast, we are not able to operate our plants at a level that is profitable, are forced to transport milk from a distance or are forced to pay higher prices for our milk supply. These conditions have decreased, and could continue to decrease sales and operating margins.

     In response to these trends, we are restructuring our dairy facility infrastructure in an effort to increase production efficiencies and reduce costs. There can be no assurance that this restructuring will be successful in increasing production efficiencies or reducing costs.

     In addition, as dairy production has shifted from the Upper Midwest to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchase higher margin mixed feed product delivered to the farm. If this shift continues, we will continue to have decreased volumes of animal feed in the Midwest and increased costs of production as we are unable to profitably operate certain of our Midwestern plants.

CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR DAIRY FOODS REVENUES AND CASH FLOW.

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

COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

     Our business segments operate in highly competitive industries. In addition, some of our business segments compete with companies that have greater capital resources, research and development staffs, facilities, diversity of product lines and brand recognition than we have. Increased competition against any of our products could result in reduced prices which would reduce our sales and margins.

     Our competitors may succeed in developing new or enhanced products. These companies may also prove to be more successful in marketing and selling their products.

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

     The crop seed industry consists of large companies such as Pioneer, Monsanto and Syngenta which possess large genetic databases and produce and distribute a wide range of seeds, as well as niche companies which distribute seed products for only one or a few crops. Because approximately 90% of our crop seed sales come from sales of alfalfa, soybeans, corn and forage and turf grasses, technological developments by our competitors in these areas could result in significantly decreased sales and could materially adversely affect our business and financial condition. In addition, if any or all of these large seed companies decide to sell directly to the market or increase the licensing fees they charge us, we could experience decreased sales and margins.

     The wholesale agronomy industry consists of a few national crop protection product distributors such as UAP, Helena and Wilbur-Ellis, a few national crop nutrient product distributors such as Koch, Mosaic, PCS, Agrium and Royster-Clark, as well as smaller regional brokers and distributors. Competition in the industry may intensify as distributors consolidate to increase distribution capabilities and efficiencies, which could materially adversely affect Agriliance's business and our financial condition.

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

OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER
CONDITIONS.

     Operating results within many of our segments are affected by seasonal fluctuations in sales and margins.

     There is significantly increased demand for butter in the months prior to Thanksgiving and Christmas. Because our supply of milk is lowest at this time, we produce and store surplus quantities of butter in the months preceding the increase in demand for butter. As a result, we are subject both to the risk that butter prices may decrease and that increased demand for butter may never materialize, resulting in decreased net sales and negative margin impacts.

     Our animal feed sales are seasonal, with a higher percentage of sales generated during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions affecting sales of our beef and grass cattle products. If the weather is particularly warm during the winter, then sales of feed for beef and grass cattle may decrease because the cattle may be better able to graze under warmer conditions.

     The sales of crop seed and crop nutrient and crop protection products are dependent upon the planting and growing season, which varies in timing from year to year, resulting in both highly seasonal patterns and substantial fluctuations in our quarterly sales and margin. Most sales of our seed products and of Agriliance's agronomy products are sold in the first half of the year during the spring planting season in the United States. If the spring is particularly wet, farmers will not apply crop nutrient and crop protection products because they will be washed away and ineffective if applied.

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

INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILITY.

     We require a substantial amount of electricity, natural gas and gasoline to manufacture, store and transport our products. The price of electricity, natural gas and gasoline fluctuate significantly over time. Many of our products compete based on price, and we may not be able to pass on increased costs of production, storage or transportation to our customers. As a result, increases in the cost of electricity, natural gas or gasoline could substantially harm our margins. Due to price competition in the marketplace, Agriliance may not be able to pass on the entire increase in crop nutrient costs to customers (approximately 80% of nitrogen-based crop nutrient input cost is natural gas), therefore Agriliance's margins on crop nutrient products could be lower than they would be if natural gas and fertilizer costs remain constant. In addition, a higher sales price of fertilizer could result in a reduction of sales volume. Increases in natural gas prices may not occur to the same degree in countries where natural gas does not have as many other uses, such as countries with temperate climates where natural gas is not used as a heating fuel or primary source of power generation. As a result of these demand differences, crop nutrient producers in the United States may be at a competitive disadvantage to some international competitors during periods of high natural gas prices.

OUTBREAKS OF DISEASE CAN REDUCE OUR SALES AND MARGINS.

     The productivity and profitability of our businesses depend on animal and crop health and on disease control.

     We face the risk of outbreaks of BSE, which could lead to decreased feed and dairy sales and increased costs to produce feed and dairy products. In response to the discovery of BSE in the U.S. marketplace, the USDA has increased testing requirements for cows and is exploring additional inspection requirements which could increase the cost of production of beef and dairy products. The discovery of additional cases of BSE could lead to widespread destruction of beef cattle and dairy cows, could cause consumer demand for beef and dairy products to decrease and could result in increased inspection costs and procedures. If this occurs, we could have decreased feed sales for beef cattle and dairy cows as a result of animal destruction or producers lowering their herd sizes in response to decreased consumer demand. In addition, we could have decreased sales of our dairy products due to decreased consumer demand or decreased milk supply and decreased margins as a result of increased dairy production costs

     We face the risk of outbreaks of foot-and-mouth disease, which could lead to a significant destruction of cloven-hoofed animals such as dairy cattle, beef cattle, swine, sheep and goats and significantly reduce the demand for meat products. Because foot-and-mouth disease is highly contagious and destructive to susceptible livestock, any outbreak of foot-and-mouth disease could result in the widespread destruction of all potentially infected livestock. Our feed operations could suffer as a result of decreased demand for feed products. If this happens, we could also have difficulty procuring the milk we need for our dairy operations and incur increased cost to produce our dairy products, which could reduce our sales and operating margins.

     We face the risk of outbreaks of poultry diseases, such as Newcastle disease and avian influenza, which could lead to the destruction of poultry flocks. Because these diseases can be highly contagious and destructive, any such outbreak of disease could result in the widespread destruction of infected flocks. If this happens, we could experience a decreased demand for our poultry feed which could reduce our sales and margins. In addition, if such diseases spread to flocks owned by MoArk, MoArk could experience a decreased supply of layers and eggs, which could reduce MoArk's sales and margins.

     Outbreaks of plant diseases (including Asian Soybean Rust) and pests could destroy entire crops of plants for which we sell crop seed. If this occurs, the crops grown to produce seed could also be destroyed, resulting in a shortage of crop seed available for us to sell for the next planting season. In addition, there may be decreased demand for our crop seed from farmers who choose not to plant those species of crops affected by these diseases or pests. These shortages and decreased demand could reduce our sales. In addition, certain plant diseases (including Asian Soybean Rust) could reduce the total available supply of soybeans and soybean meal, which are inputs used in our feed business. To the extent we are unable to find suitable alternatives, are unable to completely hedge our exposure to such inputs or are unable to pass along price increases to our customers, a price increase of these inputs could reduce our sales and could reduce our margins.

CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR MARGINS TO DECLINE AND REDUCE THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES.

     Many of our products, particularly in our dairy foods, animal feed and layers businesses, use dairy or agricultural commodities as inputs or constitute dairy or agricultural commodity outputs. Consequently, increased cost of commodity inputs and decreased market price of commodity outputs may reduce profitability.

     We are major purchasers of commodities used as inputs in our dairy foods segment, namely milk, cream, butter and bulk cheese. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. We inventory a significant amount of the cheese and butter products we produce for sale to our customers at a later date and at the market price on that date. For example, we build significant butter inventories in the spring when milk supply is highest for sale to our retail customers in the fall when butter demand is highest. If the market price we receive at the time we sell our products is less than the market price on the day we made the products, we will have lower (or negative) margins which may have a material adverse impact on our earnings. In addition, we maintain significant inventories of cheese for aging and face the same risk with respect to these products.

     The feed segment follows industry standards for feed pricing. The feed industry generally prices products on the basis of income over ingredient cost per ton of feed. This practice tends to mitigate the impact of volatility in commodity ingredient markets on our animal feed margins. However, if our commodity input prices were to increase dramatically, we may be unable to pass these prices on to our customers, who may find alternative feed sources at lower prices or may exit the market entirely. This increased expense could reduce our margins.

     Our MoArk subsidiary produces and markets eggs. During periods of 2005, egg prices, as measured by the Urner Barry South Central Large index, have been below historical norms. To the extent the price of eggs remains at these low levels MoArk's ability to make dividend distributions to the Company could be diminished.

WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND CONTROL OF THE JOINT VENTURE ARE LIMITED.

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

CERTAIN OF OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THEIR DEPENDENCE UPON THEIR SUPPLIERS.

     Certain of our businesses, particularly our Seed and Agronomy businesses, rely on a limited number of suppliers for the products they sell. In the event these businesses are unable to purchase their products on favorable terms from these suppliers, they may be unable to find suitable alternatives to meet their product needs.

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

OUR LIMITED ACCESS TO EQUITY MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL.

     As a cooperative, we may not sell our common stock in the traditional equity markets. In addition, our articles of incorporation and by-laws contain limitations on dividends and liquidation preferences on any preferred stock we issue. These limitations restrict our ability to raise equity capital and may adversely affect our ability to compete with entities that do not face similar restrictions.

OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR MARGINS.

     We are subject to Federal, state and local laws and regulations relating to the manufacturing, labeling, packaging, health and safety, sanitation, quality control, fair trade practices, and other aspects of our business. In addition, zoning, construction and operating permits are required from governmental agencies which focus on issues such as land use, environmental protection, waste management, and the movement of animals across state lines. These laws and regulations may, in certain instances, affect our ability to develop and market new products and to utilize technological innovations in our business. In addition, changes in these rules might increase the cost of operating our facilities or conducting our business which would adversely affect our business.

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

INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

     We rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. Any infringement or misappropriation of our intellectual property could damage its value and could limit our ability to compete. We may have to engage in litigation to protect our rights to our intellectual property, which could result in significant litigation costs and require a significant amount of management time.

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

OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

     Many of our branded feed products are marketed under the trademarks Purina, Chow and the "Checkerboard" Nine Square logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. Nestle Purina PetCare Company markets widely recognized products under the same trademarks and has given other unaffiliated companies the right to market products under these trademarks. A competitor, Cargill, licenses from Nestle Purina PetCare Company the right to market the same types of products which we sell under these trademarks in countries other than the United States. Acts or omissions by Nestle Purina PetCare Company or other unaffiliated companies may adversely affect the value of the Purina, Chow and the "Checkerboard" Nine Square logo trademarks and the demand for our products. Third-party announcements or rumors about these unaffiliated companies could also have these negative effects.

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

     Some of the products that we sell are produced for us by third parties, or contain inputs manufactured by third parties, and such third parties may not have adequate quality control standards to assure that such products are not adulterated, misbranded, contaminated or otherwise defective. In addition, we license our LAND O LAKES brand for use on products produced and marketed by third parties, for which we receive royalties. We may be subject to claims made by consumers as a result of products manufactured by these third parties which are marketed under our brand names.

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

STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

     As of December 31, 2005, approximately 23% of our employees were covered by collective bargaining agreements, some of which are due to expire within the next twelve months. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs. See "Item 1. Business -- Employees" for additional information.

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

ITEM 2. PROPERTIES.

     We own the land underlying our corporate headquarters in Arden Hills, Minnesota and lease the buildings. Our corporate headquarters, consisting of a main office building and a research and development facility, has an aggregate of approximately 275,000 gross square feet. In addition, we own offices, manufacturing plants, storage warehouses and facilities for use in our various business segments. Thirty of our owned properties are mortgaged to secure our indebtedness. The following table provides summary information about our principal facilities as of December 31, 2005:

                    TOTAL NUMBER    TOTAL NUMBER       REGIONAL
                   OF FACILITIES   OF FACILITIES       LOCATION
BUSINESS SEGMENT       OWNED           LEASED        OF FACILITIES
----------------   -------------   -------------   ----------------
Dairy Foods.....        11(1)             4        Midwest(2) -- 10
                                                   West(3) -- 2
                                                   East(4) -- 3
                                                   South(5) -- 0

Feed............       103(6)            46        Midwest -- 79
                                                   West -- 35
                                                   East -- 10
                                                   South -- 25

Seed............        18                6        Midwest -- 14
                                                   West -- 9
                                                   East -- 1

Agronomy........         4                0        Midwest -- 4

Layers..........        18               29        Midwest -- 11
                                                   West -- 26
                                                   East -- 9
                                                   South -- 1

(1) Includes a facility the Company closed in the first quarter of 2006 and a non-edible foods manufacturing facility.

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

(6)  Includes 8 closed facilities.

     We do not believe that we will have difficulty in renewing the leases we currently have or in finding alternative space in the event those leases are not renewed. We consider our properties suitable and adequate for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS.

     We are currently and from time to time involved in litigation and environmental claims incidental to the conduct of business. The damages claimed in some of these cases are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to the Company's consolidated financial condition, future results of operations or cash flows.

     On February 24, 2004, Cache La Poudre Feeds, LLC ("Cache") filed a lawsuit in the United States District Court for the District of Colorado against the Company, Land O'Lakes Farmland Feed LLC and certain named individuals claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. Cache seeks damages of at least $132.8 million, which, it claims, is the amount the named entities generated in gains, profits and advantages from using the Profile trade name. In response to Cache's complaint, the Company denied any wrongdoing and pursued certain counterclaims against Cache relating to trademark infringement, and other claims against Cache for, among other things, defamation and libel. In addition, the Company believes that Cache's calculation of the Company's gains, profits and advantages allegedly generated from the use of the Profile trade name are grossly overstated. The Company believes that sales revenue generated from the sale of products carrying the Profile trade name was immaterial. Although the amount of any loss that may result from this matter cannot be ascertained with certainty, management does not believe that it will result in a loss material to the Company's consolidated financial condition, future results of operations or cash flow. The trial is scheduled for June 2007.

     In 2003, several lawsuits were filed against the Company by Ohio alpaca producers in which it was alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers' alpacas. The two remaining lawsuits are scheduled to go to trial in 2006.

     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for cleanup costs in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the site and also demanded that the Company reimburse the EPA approximately $8.9 million for remediation expenses already incurred at the site. In March 2001, the Company responded to the EPA denying any responsibility. No further communication has been received from the EPA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

     As of December 31, 2005, there are approximately 1,004 holders of Class A common stock, 4,118 holders of Class B common stock, 175 holders of Class C common stock and 1,024 holders of Class D common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The historical consolidated financial information presented below has been derived from the Land O'Lakes consolidated financial statements for the periods indicated. It should be read together with the audited consolidated financial statements of Land O'Lakes and the related notes included elsewhere in the Annual Report on Form 10-K. Read the selected consolidated historical financial information along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in this Annual Report on Form 10-K.

                                                                               YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                   2005       2004       2003       2002       2001
                                                                 --------   --------   --------   --------   --------
                                                                                     ($ IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales ....................................................   $7,556.7   $7,656.8   $6,256.1   $5,779.5   $5,777.7
Cost of sales ................................................    6,971.7    7,063.1    5,671.9    5,273.6    5,305.1
                                                                 --------   --------   --------   --------   --------
   Gross profit ..............................................      585.0      593.7      584.2      505.9      472.6
Selling, general and administrative ..........................      494.9      501.0      464.6      466.5      376.8
Restructuring and impairment charges(1) ......................        6.4        7.8        6.3       31.4        3.7
                                                                 --------   --------   --------   --------   --------
   Earnings from operations ..................................       83.7       84.9      113.3        8.0       92.1
Interest expense, net ........................................       79.9       83.1       81.0       76.4       53.7
Other expense (income), net(2) ...............................        9.3       (7.5)     (24.4)    (163.9)      20.1
Gain on sale of investment in CF Industries, Inc(3) ..........     (102.4)        --         --         --         --
Loss on impairment of investment in CF Industries, Inc(4) ....         --       36.5         --         --         --
Equity in earnings of affiliated companies ...................      (36.7)     (58.4)     (57.3)     (24.2)     (45.3)
Minority interest in earnings of subsidiaries ................        1.3        1.6        6.4        5.5        6.9
                                                                 --------   --------   --------   --------   --------
   Earnings before income taxes and discontinued operations ..      132.3       29.6      107.6      114.2       56.7
Income tax expense (benefit) .................................        5.5        1.4       20.7        4.4       (8.4)
                                                                 --------   --------   --------   --------   --------
   Net earnings from continuing operations ...................      126.8       28.2       86.9      109.8       65.1
Earnings (loss) from discontinued operations, net of income
   taxes(5) ..................................................        2.1       (6.8)      (4.9)     (13.4)       3.0
                                                                 --------   --------   --------   --------   --------
   Net earnings ..............................................   $  128.9   $   21.4   $   82.0   $   96.4   $   68.1
                                                                 ========   ========   ========   ========   ========
OTHER FINANCIAL DATA:
Depreciation and amortization ................................   $  108.0   $  112.8   $  119.2   $  105.0   $   94.6
Unrealized hedging gains(losses)(6) ..........................        5.3      (23.1)      19.5      (20.7)      (6.6)
Capital expenditures .........................................       70.4       96.1       71.7       84.8       80.6
Cash patronage paid to members(7) ............................       15.1       11.4        4.2       20.2       30.7
Equity revolvement paid to members(8) ........................       53.6       23.2       20.2       17.7       16.2

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents ....................................   $  179.7   $   73.1   $  110.3   $   64.3   $  130.2
Restricted cash(9) ...........................................         --       20.3       20.1         --         --
Working capital(10) ..........................................      186.2      306.8      401.2      370.9      311.0
Property, plant and equipment, net ...........................      658.2      610.0      617.4      572.1      669.3
Property under capital leases, net ...........................       10.4      100.2      109.1      105.7         --
Total assets .................................................    3,095.1    3,199.8    3,373.1    3,221.3    3,068.2
Total debt(11) ...............................................      547.2      805.0      963.2      959.0    1,010.3
Capital securities of trust subsidiary .......................      190.7      190.7      190.7      190.7      190.7
Obligations under capital leases .............................        9.3      100.9      110.0      108.3         --
Minority interests ...........................................        6.0        9.4       62.7       53.7       59.8
Total equities ...............................................      903.6      854.9      879.4      895.8      823.3

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2005       2004       2003       2002       2001
                                          --------   --------   --------   --------   --------
                                                              ($ IN MILLIONS)
SELECTED SEGMENT FINANCIAL INFORMATION:
DAIRY FOODS
Net sales .............................   $3,904.6   $3,956.9   $2,975.0   $2,898.8   $3,462.1
Earnings (loss) from operations .......       31.3       37.0       26.3      (20.5)      60.2
Depreciation and amortization .........       42.7       39.6       43.0       36.8       42.5
Capital expenditures ..................       20.5       53.1       28.2       32.3         .7
FEED (12)
Net sales .............................    2,586.9    2,626.6    2,467.2    2,444.7    1,864.0
Earnings from operations ..............       61.4       12.8       56.1       41.7       39.0
Depreciation and amortization .........       35.2       38.5       44.9       46.6       31.7
Capital expenditures ..................       25.9       26.3       24.0       26.0       24.9
SEED
Net sales .............................      653.9      518.8      466.2      396.8      413.6
Earnings from operations ..............       30.5       19.9       15.0        8.7       10.3
Depreciation and amortization .........        2.3        2.5        2.2        3.0        5.0
Capital expenditures ..................        2.4        1.6        0.5        0.6        2.7
AGRONOMY(13)
Net sales .............................         --         --         --         --         --
Loss from operations ..................      (27.6)     (12.8)     (14.0)     (18.9)     (16.5)
Depreciation and amortization .........        6.1        6.1        6.1        6.1        6.3
Capital expenditures ..................         --         --         --         --         --
LAYERS (14)
Net sales .............................      407.0      541.3      317.8         --         --
(Loss) earnings from operations .......      (11.1)      26.8       28.5       (2.1)      (0.3)
Depreciation and amortization .........       10.3       10.8        6.3        0.9        0.3
Capital expenditures ..................       17.7        8.9        3.8         --         --
OTHER/ELIMINATIONS
Net sales .............................        4.3       13.2       29.9       39.2       38.0
Earnings (loss) from operations .......       (0.8)       1.3        1.4       (1.0)      (0.6)
Depreciation and amortization .........       11.6       15.3       16.8       11.6        8.8
Capital expenditures ..................        4.0        6.2       15.1       25.9       15.3

               See accompanying Notes to Selected Financial Data.

                        NOTES TO SELECTED FINANCIAL DATA

     (1) The following table summarizes restructuring and impairment charges (reversals):


                                               YEARS ENDED DECEMBER 31,
                                        ----------------------------------
                                        2005   2004   2003    2002    2001
                                        ----   ----   ----   -----   -----
Restructuring charges (reversals) ...   $0.3   $2.4   $3.5   $13.2   $(4.1)
Impairment of assets ................    6.1    5.4    2.8    18.2     7.8
                                        ----   ----   ----   -----   -----
   Total ............................   $6.4   $7.8   $6.3   $31.4   $ 3.7
                                        ====   ====   ====   =====   =====

     Restructuring charges resulted primarily from the closing of manufacturing facilities in Dairy Foods and initiatives to consolidate facilities and reduce personnel in Feed.

     The impairment charge of $6.1 million in 2005 related to the write-down of various assets to their estimated fair value primarily due to closing facilities in Dairy Foods and Feed. The impairment charge of $5.4 million in 2004 consisted of the write-down of various assets to their estimated fair value in Dairy Foods and Feed and a goodwill impairment in Seed due to the sale of a subsidiary. The impairment charge of $2.8 million in 2003 related to the write-down of various assets to their estimated fair value in Feed and Seed and a goodwill impairment in Seed. The impairment charge of $18.2 million in 2002 consisted of the write-down of certain impaired plant assets in Dairy Foods and Feed to their estimated fair value. The impairment charge of $7.8 million in 2001 related to the write-down of a Feed operation in Mexico to its estimated fair value.

(2) The following table summarizes other expense (income), net:

                                                YEARS ENDED DECEMBER 31,
                                        ----------------------------------------
                                         2005    2004    2003      2002     2001
                                        -----   -----   ------   -------   -----
Loss on extinguishment of debt ......   $11.0   $  --   $  0.5   $    --   $23.4
Gain on legal settlements ...........    (0.6)   (5.4)   (22.8)   (155.5)   (3.0)
Gain on divestiture of businesses ...      --    (1.5)    (0.7)     (5.1)     --
Gain on sale of intangibles .........      --      --     (0.5)     (4.2)     --
(Gain) loss on sale of investments,
   excluding CF Industries ..........    (1.1)   (0.6)    (0.9)      0.9    (0.3)
                                        -----   -----   ------   -------   -----
   Total ............................   $ 9.3   $(7.5)  $(24.4)  $(163.9)  $20.1
                                        =====   =====   ======   =======   =====

(3) In 2005, we recorded a $102.4 million gain on sale of our investment in CF Industries, Inc., a domestic manufacturer of crop nutrients.

(4) In 2004, we reduced the carrying value of our investment in CF Industries, Inc. by $36.5 million.

(5) Earnings (loss) from discontinued operations reflects the results of our swine production operations, which were sold in 2005.

(6) Derivative commodity instruments, primarily futures contracts, are marked-to-market each month and gains and losses on open positions are recognized in earnings.

(7) Cash patronage paid to members reflects the portion of earnings allocated to members for the prior fiscal year distributed in cash in the following fiscal year.

                                          YEARS ENDED DECEMBER 31,
                                    ------------------------------------
                                     2005    2004   2003    2002    2001
                                    -----   -----   ----   -----   -----
                                            (DOLLARS IN MILLIONS)
20% required for tax deduction ..   $11.0   $ 7.9   $2.8   $14.1   $28.5
Discretionary ...................     4.1     3.5    1.4     6.1     2.2
                                    -----   -----   ----   -----   -----
   Total ........................   $15.1   $11.4   $4.2   $20.2   $30.7
                                    =====   =====   ====   =====   =====

(8) Equity revolvement reflects the distribution of earnings previously allocated to members and not paid out initially as cash patronage. Also includes the distribution of a portion of the equity issued in connection with the acquisition of Dairyman's Cooperative Creamery Association and the acquisition of certain assets of Countrymark Cooperative.

                               YEARS ENDED DECEMBER 31,
                       -------------------------------------
                        2005    2004    2003    2002    2001
                       -----   -----   -----   -----   -----
                               (DOLLARS IN MILLIONS)
Revolvement
   Dairy Foods .....   $17.1   $19.9   $18.0   $15.2   $14.0
   Ag Services(a) ..    36.5     3.3     2.2     2.5     2.2
                       -----   -----   -----   -----   -----
      Total ........   $53.6   $23.2   $20.2   $17.7   $16.2
                       =====   =====   =====   =====   =====

          (a) Included equity revolvements to deceased members of local cooperatives.

(9) Cash held in a restricted account was required to support the CPI property and equipment lease. This lease was prepaid in 2005 and the restricted cash was released.

(10) Working capital is defined as current assets (less cash and cash equivalents and restricted cash) minus current liabilities (less notes and short-term obligations, and current maturities of long-term debt and obligations under capital leases).

(11) Total debt excludes the 7.45% Capital Securities due on March 15, 2028, of our trust subsidiary.

(12) In October 2001, we acquired Purina Mills, Inc. and since then we have consolidated its operating activities in the Feed segment.

(13) In 2000, we contributed all of our revenue generating agronomy assets to Agriliance LLC a joint venture with CHS Inc. in exchange for a 50% interest in Agriliance. Our share of earnings or losses in Agriliance is reported under the equity method of accounting, and accordingly, Agronomy, which primarily consists of our Agriliance joint venture, has no net sales. Loss from operations reflects overhead allocated to selling, general, and administrative expense and does not include the equity earnings from Agriliance.

(14) Through June 30, 2003, our layers business, MoArk, was unconsolidated and accounted for under the equity method. Effective July 1, 2003, MoArk was consolidated in our financial statements. Financial statements for periods prior to July 1, 2003 have not been restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of our management. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those anticipated in these statements as a result of certain factors, as more fully described in "Item 1A. "Risk Factors" and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statements.

OVERVIEW

GENERAL

Segments

     We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers.

- Dairy Foods develops, produces, markets and sells premium butter, spreads, cheese and other dairy products.

- Feed is largely comprised of the operations of Land O'Lakes Purina Feed LLC ("Land O'Lakes Purina Feed"), the Company's wholly-owned subsidiary. Land O'Lakes Purina Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives to both commercial and lifestyle customers.

- Seed develops, markets and sells seed for a variety of crops, including alfalfa, corn, soybeans and forage and turf grasses.

- Agronomy consists primarily of our 50% ownership in Agriliance LLC, which is accounted for under the equity method. Agriliance manufactures, markets and sells two primary products lines: crop protection (including herbicides and pesticides) and crop nutrients (including fertilizer and micronutrients).

- Layers consists of MoArk, LLC, a consolidated subsidiary in which we held a 57.5% ownership interest in 2005. The remaining interest was owned by Osborne Investments, LLC. MoArk produces and markets shell eggs and liquid egg products that are sold to retail and wholesale customers for consumer and industrial use throughout the United States. In 2004, we announced our intention to reposition our layers operations. As part of this effort, in the fourth quarter of 2005 we committed to a plan to sell a portion of our layers net assets. Management expects the asset repositioning to occur within a year. Accordingly, certain assets and liabilities were presented as assets held for sale in the consolidated financial statements at December 31, 2005. In January 2006, we purchased the remaining 42.5% minority interest in MoArk for $71.0 million in cash.

- We also derive a portion of revenues and income from other related businesses, which are insignificant to our overall results.

     We allocate corporate administrative expense to all five of our business segments using the following two methodologies: direct usage for services for which we are able to track usage, such as payroll and legal, and invested capital for all other expenses.

A majority of these costs is allocated based on direct usage. We allocate these costs to all segments, including segments comprised solely of investments and joint ventures.

     Unconsolidated Businesses

     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method and provided earnings and cash flows for the three years ended December 31 as follows:

                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                2005           2004           2003
                                                            ------------   ------------   ------------
                                                                           (IN MILLIONS)
Earnings from unconsolidated businesses..................       $36.7          $58.4          $57.2
Cash flow from investments in unconsolidated businesses..        35.3           47.8           37.4

     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost.

     Our investment in unconsolidated businesses was $263.8 million and $470.5 million as of December 31, 2005 and 2004, respectively. This decline is primarily due to the sale of our investment in CF Industries, Inc., a domestic manufacturer of crop nutrients in which we held a 38% ownership interest. In August of 2005, we received $315.5 million in cash and recorded a gain on sale of this investment of $102.4 million, before income taxes and related expenses.

     Agriliance LLC, which is reflected in our agronomy segment and is accounted for under the equity method, constitutes the most significant of our investments in unconsolidated businesses. Our investment in, and earnings and cash distributions from, Agriliance are as follows as of and for the years ended:

                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2005           2004           2003
                                           ------------   ------------   ------------
                                                          (IN MILLIONS)
AGRILIANCE:
   Investment in Agriliance.............      $112.9         $101.3          $92.1
   Equity in earnings from Agriliance...        35.5           39.3           33.9
   Cash distributions from Agriliance...        28.9           32.1           25.8

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

     Land O'Lakes provides certain support services to Agriliance at competitive market prices. Agriliance was billed $12.9 million, $10.7 million and $9.2 million in 2005, 2004, and 2003, respectively, for these support services. In addition, Land O'Lakes sells seed product to Agriliance and recorded sales of $38.2 million, $31.7 million and $25.6 million in 2005, 2004, and 2003, respectively.

     The fiscal year of Agriliance ends on August 31. Unless otherwise indicated, references to the annual results of Agriliance in this Annual Report on Form 10-K are presented on a calendar year basis to conform to Land O'Lakes' presentation.

     Agriliance funds its operations from operating cash flows and with borrowings from unaffiliated third parties. As of December 31, 2005, Agriliance had syndicated secured and revolving credit arrangements in an aggregate amount of $325 million and a $225 million receivables securitization with CoBank. Agriliance also had $100 million of senior secured notes from a private placement outstanding. Neither Land O'Lakes nor any of the restricted subsidiaries guarantee these obligations. Land O'Lakes does not have an obligation to contribute additional capital to finance Agriliance's operations.

     Agriliance's performance reflects the seasonal nature of its business. Most of its annual sales and earnings, which are principally derived from the distribution of crop nutrients and crop protection products manufactured by others occur in the second quarter of each calendar year.

                                FOR THE YEARS
                             ENDED DECEMBER 31,
                             ------------------
                                 2005    2004     DECREASE
                                -----   -----     --------
                                     (IN MILLIONS)
Agriliance net earnings...      $71.0   $78.6      $(7.6)

     The $7.6 million decrease in earnings was primarily driven by lower earnings from Agro Distribution, LLC, Agriliance's southern retail business, partially offset by improved crop nutrient earnings. Earnings decreased by $12.1 million in Agro Distribution, LLC in 2005 compared to 2004. The change was primarily driven by the impact of higher interest and bad debt costs in 2005. Sales of crop protection products decreased 3% due to continued devaluation related to products losing patent protection while earnings were down slightly due to product mix and timing of sales programs. Partially offsetting these decreases, crop nutrient earnings improved by $6.2 million due to a 2% volume increase and improved product mix.

     We have an investment in CoBank, an agricultural cooperative bank, of $10.7 million at December 31, 2005, $15.5 million at December 31, 2004 and $18.6 million at December 31, 2003. This investment constitutes less than one percent of CoBank's total shareholders' equity. We account for our investment in CoBank under the cost method of accounting. The investment consists of an initial nominal cash amount of $1,000 and net equity contributions based on a percentage (currently 10.0%) of our five-year average loan volume. Since CoBank operates as a cooperative, we receive patronage income from CoBank based on our annual loan volume with CoBank. This patronage income reduces our interest expense. We believe that our CoBank loan transactions are on terms comparable to those available from unaffiliated third parties.

     Cooperative Structure

     Cooperatives typically derive a majority of their business from members, although they are allowed by the Internal Revenue Code to conduct non-member business. Earnings from non-member business are retained as permanent equity by the cooperative and taxed as corporate income in the same manner as a typical corporation. Earnings from member business are either applied to allocated member equities, deferred member equities or retained as permanent equity (in which case it is taxed as corporate income) or some combination thereof.

     For the year ended December 31, 2005, our net earnings from member business were $120.1 million, excluding the portion (10% holdback) added to permanent equity. Of this amount, $118.3 million was applied to allocated patronage refunds and $1.8 million was applied to deferred equities. The $118.3 million of allocated patronage refunds, which includes $63.7 million of patronage gains related to the gain on sale of our CF Industries investment, consisted of an estimated $23.7 million to be paid in cash in 2006 and $94.6 million to be retained as allocated member equities and revolved at a later time, subject to approval by the board of directors. The $1.8 million of deferred equities represents earnings from member businesses that are held in an equity reserve account rather than being allocated to members. For the year ended December 31, 2005 we had net earnings of $8.8 million applied to retained earnings, which represents permanent equity derived from non-member business, the 10% holdback of member earnings, unrealized hedging gains and income taxes.

     In 2005, we made payments of $68.7 million for the redemption of member equities. This included $15.1 million for the cash patronage portion of the 2004 earnings allocated to members. It also included $53.6 million for the revolvement of member equities previously allocated to members, and not paid as cash patronage, and the revolvement of a portion of equities issued in connection with the 1998 acquisitions of Dairyman's Cooperative Creamery Association and certain assets of Countrymark Cooperative.

     Wholesaling and Brokerage Activities

     Dairy Foods operates a wholesale milk marketing program. We purchase excess raw milk over our manufacturing needs from our members and sell it directly to other dairy processors. We generate losses or insignificant earnings on these transactions. There are three principal reasons for doing this: first, we need to sell a certain percentage of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which lowers our input cost of milk for the manufacture of dairy products; second, it reduces our need to purchase raw milk from sources other than members during periods of low milk production in the United States (typically August, September and October) and third, it ensures that our members have a market for the milk that they produce during periods of high milk production.

     For the year ended December 31, 2005, we sold 5,510.1 million pounds of milk, which resulted in $1,186.9 million of net sales or 30.4% of our Dairy Foods segment's net sales for that period, with cost of sales exceeding net sales by $9.4 million.

     Feed, in addition to selling its own products, buys and sells or brokers for a fee soybean meal and other feed ingredients. We market these ingredients to our local member cooperatives and to other feed manufacturers, which use them to produce their own feed. Although this activity generates substantial revenues, it is a very low-margin business. We are generally able to obtain feed inputs at a lower cost as a result of our ingredient merchandising business because of lower per unit shipping costs associated with larger purchases and volume discounts. For the year ended December 31, 2005, ingredient merchandising generated net sales of $536.2 million, or 23.2% of total feed segment net sales, and a gross profit of $17.6 million, or 4.7% of total feed segment gross profit.

     Seasonality

     Certain segments of our business are subject to seasonal fluctuations in demand. In our Dairy Foods segment, butter sales typically increase in the fall and winter months due to increased demand during holiday periods. Feed sales tend to be highest in the first and fourth quarter of each year because cattle are less able to graze during cooler months. Most Seed sales occur in the first and fourth quarter of each year. Agronomy product sales tend to be much higher in the first and second quarters of each year, as farmers buy crop nutrients and crop protection products to meet their seasonal planting needs.

     FACTORS AFFECTING COMPARABILITY

     Dairy and Agricultural Commodity Inputs and Outputs

     Many of our products, particularly in Dairy Foods, Feed and Layers use dairy or agricultural commodities as inputs or constitute dairy or agricultural commodity outputs. Consequently, our results are affected by the cost of commodity inputs and the market price of commodity outputs. Government regulation of the dairy industry and industry practices in the animal feed industry tend to stabilize margins in those segments but do not protect against large movements in either input costs or output prices.

     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. For the year ended December 31, 2005, our raw milk input cost was $1,896.9 million, or 51.1% of the cost of sales for Dairy Foods. Cream, butter and bulk cheese are also significant Dairy Foods commodity inputs. Cost of sales for the year ended December 31, 2005 for these inputs was $182.3 million for cream, $105.2 million for butter and $375.1 million for bulk cheese. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.

     The minimum price of raw milk and cream is set monthly by Federal regulators based on the regional prices of dairy food products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the year ended December 31, 2005, bulk cheese, which is generally priced the date of make, represented $409.9 million, or 10.2%, of our Dairy Foods segment's net sales.

     We also maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the year ended December 31, 2005, branded and private label retail, deli and foodservice net sales of cheese and butter represented $1,366.4 million, or 35.0%, of our Dairy Foods segment's net sales.

     Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly market price for butter was $1.05 in February 2003, and the highest monthly market price was $2.21 in April 2004. In the past three years, the lowest monthly market price for block cheese was $1.07 in March 2003 and the highest monthly market price was $2.14 in April 2004. The per pound average market price for each of the three years ended December 31, 2005 and the per pound market price as of December 31, 2005, 2004, and 2003 is as follows:

                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2005           2004          2003
                                           ------------   ------------   ------------
PER POUND MARKET PRICE AVERAGE FOR YEAR:
   Butter...............................       $1.55          $1.82         $1.14
   Block cheese.........................        1.49           1.65          1.32

PER POUND MARKET PRICE AT YEAR END:
  Butter................................        1.35           1.54          1.25
  Block cheese..........................        1.37           1.49          1.31

     We maintain a significant dairy manufacturing presence in strategic locations across the United States. As milk production continues to migrate to the West, our plants in the Upper Midwest and East are competing with other manufacturers for a declining amount of milk. The increased competition, coupled with higher energy costs has pressured margins related to these facilities.

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

     We enter into forward sales contracts to supply feed to customers, which currently represent approximately 17% of our feed sales. When we enter into these contracts, we also generally enter into forward purchase contracts on the underlying commoditities to lock in our operating margins.

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

     As dairy production has shifted to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends and supplemental feeds. Complete feed is manufactured to meet the complete nutritional requirements of animals, whereas a simple blend is a blend of unprocessed commodities to which the producer then adds vitamins to supply the animal's nutritional need. A supplemental feed is somewhere between these two points. Simple blends tend to have lower margins than supplemental feeds, and both have lower margins than complete feeds. This change in product mix is a result of differences in industry practices. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our western feed region and increases in our subsidiaries that manufacture premixes in the West.

     The increase in vertical integration of swine and poultry producers has also impacted our feed product mix by increasing sales of lower-margin feed products. The vertically integrated producers tend to purchase feed components and mix the components themselves rather than purchasing a complete feed product delivered to the farm. For the year ended December 31, 2005, swine feed volumes were down 23% compared to 2004, and poultry feed was down 33%. Some of this volume reduction was deliberate due to plant closings, exiting company ownership positions and an increased focus on value-added sales opportunities. We expect downward pressure on volumes in dairy, poultry and swine feed to continue in 2006 as further integration occurs in these industries.

     Layers. MoArk produces and markets shell eggs and liquid egg products. MoArk's sales and earnings fluctuate depending on egg prices. For the year ended December 31, 2005, egg prices averaged $0.72 per dozen as measured by Urner Barry South Central Large, compared to egg prices of $0.91 for 2004. Decreasing market prices for eggs resulted, in part, from greater supply due to increased layer flock size as well as seasonal demand fluctuations.

     Through June 30, 2003, MoArk was unconsolidated and our ownership interest was recorded only as equity in earnings or loss from affiliated companies. Effective July 1, 2003, MoArk was consolidated in our financial statements as required by Financial Accounting Standards Board Interpretation No. 46 ("FIN 46") and we did not restate prior periods. Accordingly, the 2003 financial statements are not comparable to 2005 and 2004 for several categories, including sales and cost of sales in this segment. Sales of $407.0 million and $541.3 million were recorded for the years ended December 31, 2005 and 2004, respectively, and sales of $317.8 million were recorded for the six months ended December 31, 2003. Cost of sales of $385.1 million and $476.0 million was recorded for the years ended December 31, 2005 and 2004, respectively, and cost of sales of $264.7 million was recorded for the six months ended December 31, 2003. There were no sales and cost of sales recorded for the first six months of the year ended December 31, 2003 as MoArk was accounted for under the equity method during these periods.

Acquisitions/Joint Ventures/Divestitures

     In 2005, we paid $30.1 million for the remaining purchase price for Madison Dairy Produce Company, a private label butter business acquired by Dairy Foods in 2000. The $30.1 million was recorded in accrued liabilities in the consolidated balance sheet as of December 31, 2004. In December 2005, we paid $3.2 million for the remaining 1.5% minority interest in Cheese & Protein International LLC, a cheese manufacturing and whey processing plant in Tulare, California. In September 2005, we increased our ownership in Penny-Newman Milling LLC, a grain and feed company in Fresno, California, from 40.0% to 50.01% with an additional investment of $4.0 million and began consolidating Penny-Newman Milling, LLC into our financial statements effective September 30, 2005. In January 2006, we paid $13.2 million in cash to increase our ownership of Penny-Newman Milling, LLC to 100%. In August 2005, we paid $8.2 million to acquire the assets of an alfalfa seed company. The results of operations of this Seed acquisition are included in the consolidated financial statements since that date.

Discontinued Operations

     In February, 2005, we completed the sale of substantially all of the assets of the swine production operations to Maschhoff West LLC. We received net proceeds of $42.0 million, which resulted in a gain, net of income taxes, of approximately $0.1 million. Under the terms of the agreement, Land O'Lakes, Inc. continues to hold all current aligned system contracts. For the purposes of this Form 10-K, certain components of the swine production operations are reported as discontinued operations for all periods presented.

Derivative Commodity Instruments

     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, and soybeans in Seed. Derivative commodity instruments, primarily futures contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts for open positions are marked-to-market each month and these unrealized gains or losses ("unrealized hedging gains and losses") are recognized in earnings and are fully taxed and applied to retained earnings on our balance sheet. Amounts recognized in earnings, before income taxes, for the years ended December 31 are as follows:

                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                        2005           2004           2003
                                    ------------   ------------   ------------
                                                   (IN MILLIONS)
Unrealized hedging gain (loss)...       $5.3          $(23.1)         $19.5

RESULTS OF OPERATIONS

                                                                                FOR THE YEARS ENDED DECEMBER 31
                                                                       -------------------------------------------------
                                                                             2005             2004             2003
                                                                       ---------------  ---------------  ---------------
                                                                       $ AMOUNT         $ AMOUNT         $ AMOUNT
                                                                       --------         --------         --------
                                                                                     (DOLLARS IN MILLIONS)
Net sales............................................................  $7,556.7         $7,656.8         $6,256.1

                                                                                  % OF             % OF             % OF
                                                                                  NET              NET              NET
                                                                       $ AMOUNT  SALES  $ AMOUNT  SALES  $ AMOUNT  SALES
                                                                       --------  -----  --------  -----  --------  -----
Cost of sales .......................................................   6,971.7  92.3    7,063.1  92.2    5,671.9  90.7
                                                                       --------  ----   --------  ----   --------  ----
Gross profit ........................................................     585.0   7.7      593.7   7.8      584.2   9.3
Selling, general and administrative .................................     494.9   6.6      501.0   6.5      464.6   7.4
Restructuring and impairment charges ................................       6.4   0.1        7.8   0.1        6.3   0.1
                                                                       --------  ----   --------  ----   --------  ----
Earnings from operations ............................................      83.7   1.1       84.9   1.1      113.3   1.8
Interest expense, net ...............................................      79.9   1.1       83.1   1.1       81.0   1.3
Other expense (income), net .........................................       9.3   0.1       (7.5) (0.1)     (24.4) (0.4)
Gain on sale of investment in CF Industries, Inc. ...................    (102.4) (1.4)        --    --         --    --
Loss on impairment of investment in CF Industries, Inc. .............        --    --       36.5   0.5         --    --
Equity in earnings of affiliated companies ..........................     (36.7) (0.5)     (58.4) (0.8)     (57.3) (0.9)
Minority interest in earnings of subsidiaries .......................       1.3   0.0        1.6   0.0        6.4   0.1
                                                                       --------  ----   --------  ----   --------  ----
Earnings before income taxes and discontinued operations ............     132.3   1.8       29.6   0.4      107.6   1.7
Income tax expense ..................................................       5.5   0.1        1.4   0.0       20.7   0.3
                                                                       --------  ----   --------  ----   --------  ----
Net earnings from continuing operations .............................     126.8   1.7       28.2   0.4       86.9   1.4
Earnings (loss) from discontinued operations, net of income taxes ...       2.1   0.0       (6.8) (0.1)      (4.9) (0.1)
                                                                       --------  ----   --------  ----   --------  ----
Net earnings ........................................................  $  128.9   1.7   $   21.4   0.3   $   82.0   1.3
                                                                       ========  ====   ========  ====   ========  ====

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

     Overview of Results

                         FOR THE YEARS ENDED DECEMBER 31,
                         --------------------------------
                              2005     2004   INCREASE
                             ------   -----   --------
                                   (IN MILLIONS)
Net earnings..........       $128.9   $21.4    $107.5

     Net earnings in 2005 were impacted by the gain on the sale of CF Industries of $102.4, which was partially offset by related expenses of $28.9 million and income tax expense of $3.8 million. In addition, we had an unrealized hedging gain of $5.3 million in 2005, partially offset by income tax expense of $2.0 million. In 2004, net earnings were negatively impacted by $36.5 million for the impairment of our investment in CF Industries, which was partially offset by a $1.8 million income tax benefit. Unrealized hedging losses lowered earnings by $23.1 million in 2004 partially offset by a tax benefit of $8.8 million. Excluding these items, our net earnings decreased $14.5 million in 2005 compared to 2004. This decrease reflects lower earnings in the Layers and Dairy Foods segments, partially offset by improved volumes and margins in the Feed and Seed segments.

                         FOR THE YEARS ENDED DECEMBER 31,
                         --------------------------------
                            2005       2004     DECREASE
                          --------   --------   --------
                                   (IN MILLIONS)
Net sales.............    $7,556.7   $7,656.8   ($100.1)

     The decrease in net sales was primarily attributed to a $134.3 million decrease in Layers due to lower egg prices in 2005 compared to 2004. The Dairy Foods and Feed segments sales declined $52.3 million and $39.7 million, respectively, mainly due to lower commodity prices in 2005 compared to 2004. These declines were partially offset by a $135.1 million increase in sales in the Seed segment due to volume and price increases. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

                         FOR THE YEARS ENDED DECEMBER 31,
                         --------------------------------
                             2005     2004    DECREASE
                            ------   ------   --------
                                   (IN MILLIONS)
Gross profit..........      $585.0   $593.7    $(8.7)

     The decrease in gross profit was primarily due to a $43.4 million impact of lower egg prices in the Layers segment. Partially offsetting the decline were increases in the Feed and Seed segments due to volume improvements, margin increases and unrealized hedging gains in 2005. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                           2005     2004    DECREASE
                                                          ------   ------   --------
                                                                 (IN MILLIONS)
Selling, general and administrative expense.........      $494.9   $501.0    $(6.1)

     The decrease in selling, general and administrative expense was driven by lower expenses in Dairy Foods, Feed and Layers. This was partially offset by increased expenses in the Agronomy segment due to expenses related to the sale of our investment in CF Industries.

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                            2005   2004   DECREASE
                                                            ----   ----   --------
                                                                 (IN MILLIONS)
Restructuring and impairment charges................        $6.4   $7.8    $(1.4)

     In 2005, we had restructuring charges of $0.3 million. Dairy Foods recorded a $1.1 million restructuring charge, which represented severance for approximately 30 employees and other exit costs related to the anticipated 2006 closure of a cheese facility in Greenwood, Wisconsin. Partially offsetting this charge was a reversal of $0.4 million related to prior year restructuring charges for the closure of the Volga, South Dakota cheese facility and $0.4 million related to prior year restructuring charges for downsizing of feed operations. In 2005, we incurred $6.1 million of impairment charges. This included write-downs of impaired plant fixed assets to their estimated fair values of $3.4 million in Dairy Foods, $2.3 million in Feed and $0.4 million in Layers.

     In 2004, we had restructuring charges of $2.4 million. Feed recorded a $2.9 million restructuring charge, which represented severance costs for approximately 100 employees due to the downsizing of operations. Dairy Foods had a reversal of $0.5 million related to prior year restructuring charges for the closure of the Volga, South Dakota cheese facility. In 2004, we incurred $5.4 million of impairment charges. This included a $1.5 million charge for goodwill impairment in Seed and impairments related to the write-down of certain assets to their estimated fair value of $3.1 million in Feed, and $0.6 million in Dairy Foods and $0.2 million in other.

                                    FOR THE YEARS ENDED DECEMBER 31,
                                    --------------------------------
                                         2005    2004   DECREASE
                                        -----   -----   --------
                                              (IN MILLIONS)
Interest expense, net............       $79.9   $83.1    $(3.2)

     The decrease in interest expense was driven by debt reduction efforts in 2005. Partially offsetting the impact of lower debt was an increase in average interest rates and the impact of the write-off of deferred financing charges. Interest rates on borrowings averaged 7.6% in 2005 compared to 6.5% in 2004. Deferred financing amortization increased by $3.1 million in 2005 to $8.7 million due to the acceleration of deferred financing charges related to early payments on Term B loan and the senior unsecured notes.

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                              2005    2004   DECREASE
                                                             -----   -----   --------
                                                                   (IN MILLIONS)
Equity in earnings of affiliated companies............       $36.7   $58.4    $(21.7)

     Results for 2005 included equity in earnings from Agriliance of $35.5 million compared to equity in earnings of $39.3 million for 2004. A discussion of net earnings for Agriliance can be found under the caption "Overview -- General -- Unconsolidated Businesses." MoArk equity investments had equity losses of $6.5 million for the year ended December 31, 2005 compared to equity earnings of $7.9 million for the year ended December 31, 2004. This decrease in earnings of $14.4 million was due to a decline in market prices for eggs.

     Net Sales and Gross Profit by Business Segment

     Our reportable segments consist of business units that offer similar products and services and/or similar customers. We have five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. Agronomy consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method. Accordingly, no sales or gross profit are recorded in the Agronomy segment. A discussion of net earnings for Agriliance can be found under the caption "Overview -- General -- Unconsolidated Businesses."

     DAIRY FOODS

                                              FOR THE YEARS ENDED DECEMBER 31
                                              -------------------------------
                                                 2005       2004     % CHANGE
                                               --------   --------   --------
                                                   (DOLLARS IN MILLIONS)
Net sales .................................    $3,904.6   $3,956.9    (1.3%)
Gross profit ..............................       186.6      197.8    (5.7%)
   Gross profit as a % of sales ...........         4.8%       5.0%

NET SALES VARIANCE SCHEDULE

                                               INCREASE
                                              (DECREASE)
                                              ----------
                                                  (IN
                                               MILLIONS)
Pricing / product mix impact...............     $(57.7)
Volume impact..............................        5.4
                                                ------
   Total decrease..........................     $(52.3)

     The net sales decrease in 2005 was primarily driven by the impact of lower commodity prices. The negative pricing / mix variance of $57.7 million in 2005 was mainly due to the average full year market price decreasing $0.27 per pound for butter. The negative pricing / mix variances in retail and private label butter were $18.9 million and $59.4 million, respectively. Partially offsetting this was an increase in dairy manufacturing due to the mix of products sold. The volume variance of $5.4 million was primarily driven by increased volumes in foodservice cheese, partially offset by lower volumes in raw milk sales.

GROSS PROFIT VARIANCE SCHEDULE

                                               INCREASE
                                              (DECREASE)
                                              ----------
                                                  (IN
                                               MILLIONS)
Margin / product mix impact................     $(10.9)
Volume impact..............................        1.3
Unrealized hedging.........................       (1.6)
                                                ------
   Total decrease..........................     $(11.2)

     The gross profit decline in 2005 was primarily due to higher energy prices in industrial manufacturing and lower margins in branded cheese, partially offset by improved margins in retail butter and increased volumes at CPI. The negative margin / mix variance of $10.9 million was partially due to a $10.2 million increase in energy costs that impacted dairy manufacturing. In addition, branded cheese was down $11.9 million due to the impact of lower prices. Partially offsetting the margin / mix variances was higher prices in retail butter which had a positive impact of $9.6 million. The volume variance impact of $1.3 million was primarily due to improvements at CPI due to increased volumes related to the completion of the Phase II expansion in June of 2004. Partially offsetting this was the impact of lower volumes in retail butter.

     FEED

                                              FOR THE YEARS ENDED DECEMBER 31
                                              -------------------------------
                                                 2005       2004     % CHANGE
                                               --------   --------   --------
                                                    (DOLLARS IN MILLIONS)
Net sales..................................    $2,586.9   $2,626.6    (1.5)%
Gross profit...............................       290.6      256.5    13.3%
   Gross profit as a % of sales............        11.2%       9.8%

NET SALES VARIANCE SCHEDULE

                                               INCREASE
                                              (DECREASE)
                                              ----------
                                                  (IN
                                               MILLIONS)
Pricing / product mix impact...............     $(37.7)
Volume impact..............................        3.4
One-time items.............................       (5.4)
                                                ------
   Total decrease..........................     $(39.7)

     The decrease in net sales was due primarily to the impact of lower commodity prices. The $37.7 million negative pricing / mix variance was primarily related to a $74.8 million pricing impact to ingredient sales. In addition, formula feed sales, which includes both lifestyle and livestock feeds, decreased by $38.6 million, primarily in the livestock category due to the impact of lower commodity prices. Partially offsetting these decreases were increases in our premix subsidiaries and milk replacer sales of $43.2 million and $30.1 million, respectively. The volume variance of $3.4 million was driven by the impact of a 4% increase in ingredient volumes, which caused sales to increase $27.7 million, and the impact of an 11% increase in volumes in our premix subsidiaries, which caused sales to increase by $17.0 million. Partially offsetting these was a $38.5 million negative impact of lower volumes in formula feed, entirely in the livestock category. The one-time category includes the sale of Heritage Trading Company, LLC in 2005 which was partially offset by higher sales due to the consolidation of Penny-Newman Milling, LLC on September 30, 2005.

                                    INCREASE
GROSS PROFIT VARIANCE SCHEDULE     (DECREASE)
------------------------------   -------------
                                 (IN MILLIONS)
Margin / product mix impact ..       $12.7
Volume impact ................         1.8
Unrealized hedging ...........        19.4
One-time items ...............         0.2
                                     -----
   Total increase ............       $34.1

     The increase in gross profit was primarily due to volume increases in lifestyle feeds, cost control efforts, product mix adjustments, improved markets and unrealized hedging. The positive margin / mix impact of $12.7 million was primarily due to a $15.3 million improvement in the lifestyle category of formula feed. In addition, improved markets increased gross profit in ingredients by $5.2 million. Partially offsetting these was a negative margin / mix impact in our premix subsidiaries of $4.2 million. The volume variance of $1.8 million was due to improvements in our lifestyle business of $4.2 million, driven by a 2% increase in volumes. In addition, the volume increase in the ingredient business and premix subsidiaries caused gross profit to increase by $1.0 million and $1.6 million, respectively. Partially offsetting these was the $4.9 million impact of lower volumes in the livestock business. The one-time category includes the impact from the sale of Heritage Trading Company, LLC in 2005 which was partially offset by higher gross profit due to the consolidation of Penny Newman-Milling, LLC.

SEED

                                      FOR THE YEARS ENDED DECEMBER 31
                                      -------------------------------
                                          2005     2004    % CHANGE
                                         ------   ------   --------
                                           (DOLLARS IN MILLIONS)
Net sales .........................      $653.9   $518.8     26.0%
Gross profit ......................        84.4     70.4     19.9%
   Gross profit as a % of sales ...        12.9%    13.6%

                                       INCREASE
NET SALES VARIANCE SCHEDULE           (DECREASE)
---------------------------         -------------
                                    (IN MILLIONS)
Pricing / product mix impact ....      $ 42.3
Volume impact ...................       108.5
Divestiture .....................       (15.7)
                                       ------
   Total increase ...............      $135.1

     The net sales increase was primarily driven by double digit volume growth in corn, alfalfa, soybeans and forages. The $42.3 million positive pricing / mix variance was primarily related to higher prices in our partnered soybean and corn seed. In addition, alfalfa and propriety corn and soybeans showed improvement in 2005 compared to 2004. The volume variance of $108.5 million was primarily driven by strength in our partnered soybeans and corn. Alfalfa also had a significant sales increase due to strong markets. The sale of Seed Research of Oregon in 2004 caused sales to decrease by $15.7 million in 2005 compared to 2004.

                                      INCREASE
GROSS PROFIT VARIANCE SCHEDULE       (DECREASE)
------------------------------     -------------
                                   (IN MILLIONS)
Margin / product mix impact ....       $ 0.4
Volume impact ..................        12.3
Unrealized hedging .............         3.5
One-time items .................        (2.2)
                                       -----
   Total increase ..............       $14.0

     The gross profit margin / mix increase was $0.4 million in 2005 compared to 2004. Improvements in alfalfa and partnered corn and soybeans were mostly offset by reductions in proprietary corn and soybeans. The volume improvement of $12.3 million was driven by 26% higher corn, 24% higher alfalfa, and 16% higher soybeans sales. The sale of Seed Research of Oregon caused a decrease in gross profit of $2.2 million in 2005 compared to 2004.

     LAYERS

                                      FOR THE YEARS ENDED DECEMBER 31
                                      -------------------------------
                                          2005     2004    % CHANGE
                                         ------   ------   --------
                                             (DOLLARS IN MILLIONS)
Net sales .........................      $407.0   $541.3    (24.8%)
Gross profit ......................        21.9     65.3    (66.5%)
   Gross profit as a % of sales ...         5.4%    12.1%

                                       INCREASE
NET SALES VARIANCE SCHEDULE           (DECREASE)
---------------------------         -------------
                                    (IN MILLIONS)
Pricing / product mix impact ....      $(144.4)
Volume impact ...................         10.1
                                       -------
   Total decrease ...............      $(134.3)

     The net sales decrease was primarily driven by lower egg market prices. The average quoted price based on the South Central Large market decreased to $0.72 per dozen in 2005 compared to $0.91 per dozen in 2004. As a result, sales of shell eggs decreased $74.5 million and sales of egg products decreased by $59.8 million.

                                      INCREASE
GROSS PROFIT VARIANCE SCHEDULE       (DECREASE)
------------------------------     -------------
                                   (IN MILLIONS)
Margin / product mix impact ....      $(46.6)
Volume impact ..................         1.2
Unrealized hedging .............         2.0
                                      ------
   Total decrease ..............      $(43.4)

     The gross profit decline is primarily attributable to the drop in average market price of eggs. Partially offsetting the impact of reduced egg prices were lower feed costs and unrealized hedging gains in 2005.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Overview of Results

                          FOR THE YEARS ENDED DECEMBER 31,
                          --------------------------------
                               2004    2003   DECREASE
                              -----   -----   --------
                                    (IN MILLIONS)
Net earnings ..........       $21.4   $82.0    $(60.6)

     Net earnings in 2004 were negatively impacted by a $36.5 million impairment on our investment in CF Industries, partially offset by a $1.8 million income tax benefit, and unrealized hedging losses of $23.1 million, partially offset by an $8.8 million income tax benefit. In 2004, we also recorded a gain on legal settlement of $5.4 million, partially offset by income tax expense of $1.9 million. In 2003, net earnings benefited from a gain on legal settlement of $22.8 million, partially offset by income tax expense of $6.5 million, and unrealized hedging gains of $19.5 million, partially offset by income tax expense of $7.5 million. Excluding these items, the Company's net earnings increased $13.2 million in 2004. This increase reflects improved margins in Dairy Foods and Seed, and higher volume growth in Seed, partially offset by lower earnings in the Feed and Layers segments.

                          FOR THE YEARS ENDED DECEMBER 31,
                          --------------------------------
                             2004       2003     INCREASE
                           --------   --------   --------
                                    (IN MILLIONS)
Net sales .............    $7,656.8   $6,256.1   $1,400.7

     The primary increase in net sales is attributed to a $981.9 million increase in Dairy Foods. Sales were also impacted from the consolidation of MoArk effective July 1, 2003, which increased sales by $223.5 million in 2004 compared to 2003. Prior to July 1, 2003, MoArk was accounted for under the equity method. Increased sales in Seed and Feed also contributed $211.9 million. A discussion of net sales by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

                          FOR THE YEARS ENDED DECEMBER 31,
                          --------------------------------
                              2004     2003    INCREASE
                             ------   ------   --------
                                     (IN MILLIONS)
Gross profit ..........      $593.7   $584.2     $9.5

     Increased volumes in Dairy Foods, improved margins in Seed and the inclusion of a full year of MoArk gross profit in 2004 were the most significant reasons for the increase in gross profit. Prior to July 1, 2003, MoArk was accounted for under the equity method. Partially offsetting these increases was a $37.8 million increase in unrealized hedging losses, mainly in Feed. A discussion of gross profit by business segment is found below under the caption "Net Sales and Gross Profit by Business Segment."

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  --------------------------------
                                                      2004     2003    INCREASE
                                                     ------   ------   --------
                                                            (IN MILLIONS)
Selling, general and administrative expense ...      $501.0   $464.6     $36.4

     The increase in selling, general and administrative expense was primarily due to the consolidation of MoArk effective July 1, 2003, which resulted in an additional $13.6 million of expense for the year ended December 31, 2004. Prior to July 1, 2003, MoArk was accounted for under the equity method. Also contributing to the increase was a gain on the sale of the Perham and Gustine dairy facilities of $9.4 million in 2003 compared to no recorded gain for 2004 and increased incentive expense of $5.0 million in 2004.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  --------------------------------
                                                       2004   2003   INCREASE
                                                       ----   ----   --------
                                                            (IN MILLIONS)
Restructuring and impairment charges ..........        $7.8   $6.3     $ 1.5

     In 2004, Feed reported a restructuring charge of $2.9 million for severance costs for 100 employees affected by the restructuring of operations in 2004. In addition, impairment of Feed assets held for sale was $3.1 million in 2004. We had impairments of $0.6 million in Dairy Foods and $0.2 million in the other segment related to the write-down of certain assets to their estimated fair value. We also incurred $1.5 million for goodwill impairment in our Seed segment and reversed $0.5 million of restructuring charges in our Dairy Foods segment related to the closure of our Volga, South Dakota and Perham, Minnesota plants.

     The $6.3 million charge in 2003 related to $3.5 million of restructuring charges primarily for Dairy Foods and $2.8 million for impairment charges for the Feed and Seed segments.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  --------------------------------
                                                       2004    2003   INCREASE
                                                      -----   -----   --------
                                                            (IN MILLIONS)
Interest expense, net .........................       $83.1   $81.0     $2.1

     The consolidation of MoArk effective July 1, 2003 resulted in an additional $2.3 million of interest expense for the year ended December 31, 2004. Prior to July 1, 2003, MoArk was accounted for under the equity method. In addition, we accelerated $1.5 million of deferred financing cost amortization as a result of early payoff of our Term A loan and prepayment of a portion of the Term B loan with proceeds from the $100 million expansion of our receivables securitization facility. Partially offsetting these increases was a $2.5 million decrease in interest expense from the interest rate swap entered into during 2004. Combined interest rates for borrowings, excluding CoBank patronage, averaged 6.8% in 2004, compared to 7.2% in 2003.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  --------------------------------
                                                      2004    2003   INCREASE
                                                     -----   -----   --------
                                                             (IN MILLIONS)
Equity in earnings of affiliated companies ....      $58.4   $57.3     $1.1

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

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  --------------------------------
                                                      2004    2003   DECREASE
                                                      ----   -----   --------
                                                             (IN MILLIONS)
Income tax expense ............................       $1.4   $20.7    $(19.3)

     The decline was primarily a result of unrealized hedging losses of $23.1 million in 2004 compared to unrealized hedging gains of $19.5 million in 2004. A decline in MoArk earnings, which is a non-member business, also caused a decrease in income tax expense.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  --------------------------------
                                                       2004   2003   INCREASE
                                                       ----   ----   --------
                                                            (IN MILLIONS)

Loss from discontinued operations, net of
   income taxes ...............................        $6.8   $4.9     $1.9

     The larger loss is primarily the result of an unrealized hedging loss of $3.3 million in 2004 from our swine production operations compared to unrealized hedging gains of $1.9 million in 2003 and higher feed input costs in 2004. Partially offsetting the increase was savings from reduced expenses in our cost-plus program and higher hog market prices in 2004 compared to 2003.

     Net Sales and Gross Profit by Business Segment

     DAIRY FOODS

                                      FOR THE YEARS ENDED DECEMBER 31
                                      -------------------------------
                                         2004       2003     %CHANGE
                                       --------   --------   -------
                                            (DOLLARS IN MILLIONS)
Net sales .........................    $3,956.9   $2,975.0    33.0%
Gross profit ......................       197.8      170.3    16.2%
   Gross profit as a % of sales ...         5.0%       5.7%

                                      INCREASE
NET SALES VARIANCE SCHEDULE          (DECREASE)
---------------------------        -------------
                                   (IN MILLIONS)
Pricing / product mix impact ...     $1,006.9
Volume impact ..................        (25.0)
                                     --------
   Total increase ..............     $  981.9

     The net sales increase was driven primarily by the impact of higher commodity prices. The pricing / mix variance of $1,006.9 million was due to a higher average commodity price for butter of $0.68 per pound and an increase in the average commodity prices for cheese of $0.34 per pound over 2003. The impact of these market price changes increased net sales of butter by $246.6 million and increased net sales of cheese by $94.4 million compared to 2003. Sales through our wholesale milk marketing program increased $351.9 million primarily due to increases in milk market prices. In the Upper Midwest region, net sales of industrial bulk cheese increased by $90.2 million over 2003 due to higher commodity prices. The negative volume impact of $25.0 million was primarily due to the decrease in volumes from private label butter, resulting in a $26.0 million decrease in sales.

                                      INCREASE
GROSS PROFIT VARIANCE SCHEDULE       (DECREASE)
------------------------------     -------------
                                   (IN MILLIONS)
Margin / product mix impact ....       $30.2
Volume impact ..................         2.9
Unrealized hedging .............        (5.6)
                                       -----
   Total increase ..............       $27.5

     The increase in gross profit was primarily driven by increased margins in the retail butter and consumer cheese categories and increased volumes from CPI. The margin / mix improvement of $30.2 million was driven primarily by improved margins in retail butter and consumer cheese of $12.0 million and $13.8 million, respectively. Improved gross profit due to volume of $2.9 million was primarily due to the impact of increased production at CPI and higher volumes in consumer cheese.

     FEED

                                      FOR THE YEARS ENDED DECEMBER 31
                                      -------------------------------
                                         2004       2003     % CHANGE
                                       --------   --------   --------
                                            (DOLLARS IN MILLIONS)
Net sales .........................    $2,626.6   $2,467.2      6.5%
Gross profit ......................       256.5      288.1    (10.9)%
   Gross profit as a % of sales ...         9.8%      11.7%

                                      INCREASE
NET SALES VARIANCE SCHEDULE          (DECREASE)
---------------------------        -------------
                                   (IN MILLIONS)
Pricing / product mix impact ...       $119.9
Volume impact ..................         39.5
                                       ------
   Total increase ..............       $159.4

     The increase in net sales was primarily driven by the impact of higher commodity prices in 2004 compared to 2003. The pricing / mix variance of $119.9 million was due to the impact of higher commodity prices of ingredients, which caused sales to increase by $81.8 million in 2004. In addition, the pricing / mix impact to formula feed, which includes both lifestyle and livestock feeds, drove a sales increase of $19.1 million, primarily in the livestock category. The volume variance of $39.5 million was due to volume improvements in formula feed of $12.1 million, premix subsidiaries of $33.6 million and milk replacer of $19.0 million, partially offset by a $24.3 million negative volume variance in ingredients.

GROSS PROFIT VARIANCE SCHEDULE                               INCREASE (DECREASE)
------------------------------                               -------------------
                                                                (IN MILLIONS)
Margin / product mix impact...............................         $(16.4)
Volume impact.............................................           10.2
Unrealized hedging........................................          (25.4)
                                                                   ------
   Total decrease.........................................         $(31.6)

     The gross profit decrease was mainly due to the impact of unrealized hedging losses. The negative margin / mix variance of $16.4 million was primarily due to a $9.1 million negative margin / mix impact in our milk replacer products and $6.2 million margin / mix variance in lifestyle feed. Partially offsetting the negative margin / mix variance was a $5.6 million favorable impact in ingredients due to focused purchasing opportunities in rising and volatile commodity markets. The volume increase of $10.2 million was primarily related to increased volumes in milk replacer and lifestyle feed.

     SEED

                                                 FOR THE YEARS ENDED DECEMBER 31
                                                 -------------------------------
                                                    2004     2003    % CHANGE
                                                   ------   ------   --------
                                                      (DOLLARS IN MILLIONS)
Net sales.....................................     $518.8   $466.2     11.3%
Gross profit..................................       70.4     63.1     11.6%
   Gross profit as a % of sales...............       13.6%    13.5%

NET SALES VARIANCE SCHEDULE                                           INCREASE
---------------------------                                        -------------
                                                                   (IN MILLIONS)
Pricing / product mix impact....................................       $36.0
Volume impact...................................................        16.6
                                                                       -----
   Total increase...............................................       $52.6

     Higher net sales were primarily driven by higher soybean and corn prices and higher volumes for corn. The $36.0 million increase in sales caused by pricing / mix is due to improved soybean, corn and alfalfa prices. The volume impact of $16.6 million was primarily driven by higher corn volume.

GROSS PROFIT VARIANCE SCHEDULE

                                    INCREASE
                                   (DECREASE)
                                 ------------
                                 (IN MILLIONS)
Margin / product mix impact...       $10.7
Volume impact.................         2.2
Unrealized hedging............        (5.6)
                                     -----
   Total increase.............       $ 7.3

     Increased gross profit was primarily driven by lower cost of product in alfalfa and improved corn volumes. The margin / mix increase of $10.7 million was primarily due to the margin improvement in alfalfa of $7.3 million mainly due to lower inventory cost. The volume improvement of $2.2 million resulted from an increase in corn gross profit due to a volume increase of 12%.

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

     Gross Profit

     Gross profit for the year ended December 31, 2004 was $65.3 million compared to $53.1 million for the year ended December 31, 2003. On a stand-alone basis, MoArk had a gross profit of $72.5 million for the year ended December 31, 2003. The margin decline is primarily a result of the drop in sales dollars due to decreased egg market prices. This is partially offset by a decrease in the cost of feed ingredients and the reduction of cost from the disposition of some Georgia contract layer production operations. Gross profit as a percent of net sales decreased to 12.1% for the year ended December 31, 2004 compared to 13.1% for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

     We rely on cash from operations, borrowings under our bank facilities and other institutionally-placed debt as the main sources for financing working capital requirements, additions to property, plant and equipment as well as acquisitions and investments in joint ventures. Other sources of funding consist of leasing arrangements, a receivables purchase facility and the sale of non-strategic assets.

     Total long-term debt, including the current portion, was $661.4 million at December 31, 2005 compared to $943.9 million at December 31, 2004. The decrease was primarily due to term debt repayments of $118.4 million in February and March of 2005 and a $153.5 million repurchase of the Company's 8.75% senior unsecured notes due 2011 in November.

     Our primary sources of debt at December 31, 2005 included a $200 million undrawn revolving credit facility, $175 million in senior secured notes, $196.5 million in senior unsecured notes and $191 million of capital securities. For more information, please see the section below entitled "Principal Debt Facilities."

     At December 31, 2005, $59.1 million of our long-term debt was attributable to MoArk. Land O'Lakes does not provide any guarantees or support for MoArk's debt. In addition, we had $40.1 million of other miscellaneous long-term debt at December 31, 2005.

     In 2001, we entered into a $100 million (expanded to $200 million in 2004) receivables purchase facility program with CoBank, ACB ("CoBank") in an effort to reduce overall financing costs. At December 31, 2005 and 2004, no amounts were outstanding under this facility. In accordance with generally accepted accounting principles, this facility is not reflected as debt in our consolidated balance sheet. A more complete description of this accounts receivable securitization program is found below under the caption, "Off-balance Sheet Arrangements."

     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At December 31, 2005, $147.6 million was available under our $200 million revolving credit facility for working capital and general corporate purposes after giving effect to $52.4 million of outstanding letters of credit, which reduce availability. There was no outstanding balance on the facility at December 31, 2005. Our peak borrowing on the revolving credit facility in 2005 was $45 million in September.

     At December 31, 2005, we had available cash and cash equivalents on hand of $179.7 million, including $6.0 million of cash at MoArk. Total equities at December 31, 2005 were $903.6 million.

Our total liquidity as of December 31 is as follows:

                                                        2005     2004
                                                       ------   ------
                                                       ($ in millions)
Cash and cash equivalents...........................   $179.7   $ 73.1
Availability on revolving credit facility...........    147.6    145.3
Availability on receivable securitization program...    200.0    200.0
Total liquidity.....................................   $527.3   $418.4

     We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months.

CASH FLOWS

     The following table summarizes the key elements in our cash flows for the last three years ended December 31:

                                                             2005          2004      2003
                                                       ---------------   -------   -------
                                                       ($ in millions)
Net cash provided by operating activities...........      $ 223.1        $ 202.0   $ 230.5
Net cash provided (used) by investing activities....        275.8          (33.1)    (34.3)
Net cash used by financing activities...............       (438.3)        (206.8)   (146.3)

     Operating Activities. Net cash provided by operating activities increased $21.1 million in 2005 compared to 2004. Working capital cash flow improved, primarily due to the seed segment customer prepay programs. Cash flows from operating activities in 2004 declined $28.5 million as compared to 2003. A decrease in cash proceeds from legal settlements which were $5.4 million in 2004, compared to $119.5 million in 2003, was partially offset by $109 million in additional cash flows from working capital in 2004.

     Investing Activities. Net cash provided by investing activities was $275.8 million in 2005, primarily due to $315.5 million of cash received on the sale of the company's investment in CF Industries, Inc. In addition, $20.3 million of restricted cash was released as a result of the prepayment of a capital lease at CPI, $24.8 million was received from the sale of assets, and $35.3 million was received as dividends from affiliated companies. These proceeds were partially offset by acquisition spending of $46.1 million in 2005 and $70.4 million of capital expenditures. In 2004, net cash used by investing activities was $33.1 million. Of this amount, $108.2 million in cash was used for capital expenditures and the purchase of a minority interest in Land O'Lakes Purina Feed. Partially offsetting the cash use was $27.4 million of proceeds from sales of assets and $47.8 million of dividends received from affiliated companies, primarily dividends from Agriliance and MoArk. In 2003, we used $81.7 million for investing spending and capital expenditures and received cash of $26.5 million from the sale of assets and $37.4 million from dividends from affiliated companies.

     Financing Activities. In 2005, our financing activities resulted in a cash outflow of $438.3 million. We paid $118.4 million principal for Term B loan, $153.6 million for the repurchase of 8.75% senior unsecured notes due 2011, $11.0 million of debt extinguishment costs related to the repurchase of the senior unsecured notes, and $92.6 million of payments for obligations under capital lease. We also paid $68.7 million for redemption of member equities in 2005. During 2004, our financing activities resulted in a cash outflow of $206.8 million. Principal payments in 2004 on term loans were $126.5 million, other long-term debt principal payments for 2004 were $20.0 million and short-term debt declined by $28.6 million. The redemption of member equities in 2004 was $34.6 million. In 2003, we paid $274.8 million in term loan debt, partly offset by the issuance of $175 million senior secured notes. In addition, in 2003 we paid $30.1 million in other long-term debt principal payments and $24.4 million in cash for redemption of member equities.

CASH REQUIREMENTS

At December 31, 2005, we had certain contractual obligations, which require us to make payments as follows:

                                                                  Payments Due by Year (as of December 31, 2005)
                                                         ---------------------------------------------------------------
                                                                           Less Than                           More Than
Contractual Commitments                                       Total         1 Year     1-3 Years   3-5 Years    5 Years
-----------------------                                  --------------   ----------   ---------   ---------   ---------
                                                         (In thousands)
Debt and leases:
Revolving credit facility(1)                               $       --     $       --    $     --    $     --    $     --
Long-term debt                                                661,413         22,245      16,826     186,026     436,316
Obligations under capital lease                                 9,310          1,676       3,109       2,712       1,813
Operating leases                                              103,833         31,363      43,374      24,205       4,891
Other:
Penny-Newman Milling LLC minority interest purchase(2)         13,187         13,187          --          --          --
MoArk minority interest purchase(3)                            71,000         71,000          --          --          --
Swine contract payments (4)                                    87,482         42,196      39,041       5,569         676
Non-cancelable purchase commitments (5)                     1,330,279      1,306,276      18,000       6,000          --
Other obligations(6)                                           16,245          6,086       5,120       3,286       1,753
   TOTAL CONTRACTUAL OBLIGATIONS(7)                        $2,292,746     $1,494,029    $125,470    $227,798    $445,449

(1) A $200 million facility, of which $147.6 million was available as of December 31, 2005. A total of $52.4 million of this commitment was unavailable due to outstanding letters of credit. This facility was undrawn as of December 31, 2005. For more information regarding the credit facility, please see the caption below entitled "Principal Debt Facilities."

(2) Represents the January 2006 purchase price for the 49.9% minority interest in Penny-Newman Milling, LLC.

(3) Represents the January 2006 purchase price for the 42.5% minority interest in MoArk, LLC. See "Item 1. Business -- Business Segments -- Layers" for a discussion of this payment obligation.

(4) Includes contractual commitments to purchase weaner pigs, feeder pigs, and producer services accounted for in our Feed and Other segments. In Feed, we enter into commitments to purchase weaner and feeder pigs from producers and generally have commitments to immediately resell the animals to swine producers. Market exposure is managed by procuring contracts to resell the pigs at terms that capture the pig cost and associated margin. In our Other segment, we account for purchase commitments used to source feeder pigs for our Aligned System program. We sold our sow herd and feeder pig inventory and the production facilities for our Aligned System program as part of the sale of swine production assets to Maschhoff West LLC in February 2005, but retained long-term agreements to supply feeder pigs to our local cooperative members. For the Aligned System program, pigs are purchased from Maschhoff West LLC utilizing fixed or variable pricing and immediately resold utilizing similar pricing under sales contracts with local cooperatives. Our profit or loss from these programs is minimal.

(5) Primarily for raw materials in our Dairy Foods, Feed, Seed and Layers. These purchase commitments, estimated for this table, are contracted on a short-term basis, typically for one year or less.

(6) Primarily represent contractual commitments to purchase marketing and consulting services and capital equipment.

(7) Does not include contingent obligations under our pension and postretirement plans. For accounting disclosures of our pension and postretirement obligations, see Note 14 in "Item 8. Financial Statements and Supplementary Data."

     We expect total capital expenditures to be approximately $105 million in 2006. Of such amount, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures will be required. We had $70.4 million in capital expenditures for the year ended December 31, 2005, compared to $96.1 million and $71.7 million in capital expenditures for the years ended December 31, 2004 and 2003, respectively.

     In 2006, we expect our total cash payments to members to be approximately $80 million for revolvement, cash patronage and estates and age retirements.

     In 2006, we anticipate our total cash payments for interest on our short-term and long-term debt obligations to be approximately $65 million.

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

     MoArk has guaranteed certain loan agreements for an equity investee. MoArk is responsible for 50% of the outstanding balance of these guaranteed notes totaling $11.3 million as of December 31, 2005. These notes are fully secured by collateral of the equity investee.

PRINCIPAL DEBT FACILITIES

     Under our revolving credit facility, lenders have committed to make advances and issue letters of credit until January 2007 in an aggregate amount not to exceed $200 million, subject to a borrowing base limitation. Borrowings under the revolving credit facility bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company's leverage ratio. Based on our leverage ratio at the end of 2005, the LIBOR margin for the revolving credit facility is 200 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at our election. As a result of the Company's January 2006 purchase of the minority interest in MoArk, LLC, the revolving credit facility was amended to allow for the continued treatment of MoArk as an unrestricted subsidiary under this agreement.

     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company's term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes are callable beginning in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price is 102.25%. The notes are callable at par beginning in December 2009.

     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes are callable beginning in November 2006 at a redemption price of 104.375%. In November 2007 and 2008, the redemption price is 102.917% and 101.458%, respectively. The notes are callable at par beginning in November 2009. In September 2005, $3.8 million of these notes were tendered as a result of our required par offer in August 2005. The par offer was made upon receiving the cash proceeds from the sale of our investment in CF Industries in accordance with the terms of the indentures for our senior unsecured and senior secured notes. In November 2005, we completed a "modified Dutch Auction" cash tender for these notes and purchased $149.8 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount.

     In addition to the modified Dutch Auction, we, or our affiliates, are permitted by the indentures governing our 8.75% senior unsecured notes and our 9% senior secured notes to make open market purchases of such notes, on such terms and at such prices as we or our affiliates may determine. No such purchases were made in 2005.

     Until March of 2005, the company also had outstanding borrowings under a syndicated Term B loan facility with a final maturity of October 10, 2008. The Term B loan was prepayable at any time without penalty and was completely paid off in 2005. In February 2005, we made a $50 million prepayment on the Term B loan, of which approximately $46.5 million was mandatory based on an excess cash flow calculation for the year ended December 31, 2004, as defined in the credit agreement. The remaining $3.5 million was optional. In March 2005, we made a further prepayment of the remaining $68.4 million outstanding on the Term B loan due partly to cash proceeds received from the disposal of assets related to our swine production operations.

     We use interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps is to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At December 31, 2005, the aggregate notional amount of the swaps was $102 million. The swap fair value was a liability of $1.9 million at December 31, 2005, which is reflected in employee benefits and other liabilities in our consolidated balance sheet, and the fair value adjustment on the hedged debt was included in long-term debt in the consolidated balance sheet at December 31, 2005.

     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O'Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. At December 31, 2005, the outstanding balance of Capital Securities was $190.7 million.

     The Company's MoArk subsidiary had a $60 million revolving credit facility due March 2006, subject to a borrowing base limitation. Borrowings of $19 million and $0, respectively, were outstanding at December 31, 2005 and 2004, and are recorded as notes and short-term obligations. MoArk had outstanding notes and term loans of $59.1 million and $73.5 million as of December 31, 2005 and 2004, respectively. The term loans and revolving credit facility are subject to certain debt covenants, including a minimum interest coverage ratio and a maximum net allowable capital expenditure calculation. At December 31, 2005, MoArk was not in compliance with these covenant requirements and obtained waivers until February 2007 for a term loan and until March 2006 for a term loan and the revolving credit facility. MoArk is currently in the process of renewing and extending its revolving credit facility, and expects to obtain appropriate amendments or waivers for the remainder of 2006.

     The credit agreements relating to the revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain an interest coverage ratio and a leverage ratio. These actual and required ratios for the years ended December 31 are as follows:

                                     AT DECEMBER 31,   AT DECEMBER 31,   AT DECEMBER 31,
                                           2005              2004              2003
                                     ---------------   ---------------   ---------------
Actual Interest Coverage Ratio ...      3.91 to 1         3.23 to 1         4.55 to 1
Required Interest Coverage Ratio:
   Must be at least ..............      2.50 to 1         2.50 to 1         2.50 to 1
Actual Leverage Ratio ............      1.71 to 1         3.17 to 1         2.62 to 1
Required Leverage Ratio:
   Must be no greater than .......      4.00 to 1         4.50 to 1         3.75 to 1

     Indebtedness under the revolving credit facility is secured by substantially all of the material assets of Land O'Lakes and its wholly-owned domestic subsidiaries (other than MoArk, LLC, LOL Finance Co., LOLFC, LLC and LOL SPV, LLC (formerly named LOL Farmland Feed SPV, LLC)), including real and personal property, inventory, accounts receivable (other than those receivables which have been sold in connection with our receivables securitization), intellectual property and other intangibles. Indebtedness under the revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries including CPI (other than MoArk, LLC, LOL Finance Co., LOLFC, LLC, and LOL SPV,
LLC). The 9.00% senior notes are secured by a second lien on essentially all of the assets which secure the revolving credit agreement, and are guaranteed by the same entities. The 8.75% senior notes are unsecured but are guaranteed by the same entities that guarantee the obligations under the revolving credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

     In December 2001, we established a $100 million (expanded to $200 million in 2004) receivables purchase facility with CoBank, ACB ("CoBank") in an effort to reduce our overall financing costs. A wholly-owned, unconsolidated special purpose entity ("SPE") was established for the limited purpose of purchasing and obtaining financing for these receivables. Under this facility, Land O'Lakes, Land O'Lakes Purina Feed and Purina Mills sell Feed, Dairy Foods, Seed and certain other receivables to LOL SPV, LLC, a wholly owned subsidiary of Land O'Lakes Purina Feed. This subsidiary is a qualifying special purpose entity
(QSPE) under applicable accounting rules. Transfers of receivables from the Company to the SPE are structured as sales; accordingly, the receivables transferred to the SPE are not reflected in our consolidated balance sheets. The Company sells the receivables to the SPE in exchange for a note equal to the present value of the receivables, adjusted for risk of loss. Amounts owing on the note are paid back to the Company upon collection of the receivables by the SPE or when the SPE enters into borrowings with CoBank. The Company is subject to credit risk related to the repayment of the notes receivable with the SPE, which, in turn, is dependent upon the collection of the SPE's receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. The facility with CoBank expires in 2007 and the effective cost of the facility is LIBOR plus
137.5 basis points. At December 31, 2005 and 2004, the SPE had no borrowings outstanding with CoBank and $200 million was available under this facility.

     We also lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $53.1 million for the year ended December 31, 2005, $51.5 million for the year ended December 31, 2004 and $51.7 million for the year ended December 31, 2003. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases.

CAPITAL LEASES

     Cheese & Protein International (CPI), a consolidated subsidiary of Land O'Lakes, leased certain equipment and the buildings related to its cheese manufacturing and whey processing plant in Tulare, California (the "Lease"). At June 30, 2005, the Lease was accounted for as a capital lease in our consolidated financial statements. On July 1, 2005, the remaining $85.9 million Lease balance was voluntarily prepaid. The cash for the prepayment was made available to CPI from Land O'Lakes as an equity injection on July 1, 2005, thereby increasing Land O'Lakes ownership interest in the venture from 97.5% to 98.5%. This prepayment permitted the release of $20.3 million of cash which the Company had pledged to support the lease. Simultaneous with the prepayment of the CPI Lease, the Company elected to designate CPI as a restricted subsidiary under the Land O'Lakes senior bond indentures, and a loan party under the Company's revolving credit facility. Beginning July 1, 2005, CPI's on-balance sheet debt and earnings or loss is included in the covenant calculations for the Company's senior debt facilities. Effective as of July 1, 2005, CPI guarantees the Company's obligations under the revolving credit facility, the 8.75% senior unsecured notes, and the 9.00% senior secured notes. CPI's assets have also been pledged to support the revolving credit facility and the 9.00% senior secured notes. In December 2005, the Company paid $3.2 million for the remaining 1.5% minority interest in CPI from the minority partner, MMDI, Inc., an affiliate of Mitsui & Co., USA.

     MoArk, a consolidated subsidiary of Land O'Lakes, had capital leases at December 31, 2005 of $9.3 million for land, buildings, machinery and equipment at various locations. The interest rates on the capital leases range from 5.22% to 8.95% with the weighted average rate of 7.0%. The weighted average term until maturity is three years. Land O'Lakes does not provide any guarantees or support for MoArk's capital leases.

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

     Derivative Commodity Instruments. In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed; and soybeans in Seed. In addition, sales contracts with various customers are used to varying degrees to lock in prices. We use derivative commodity instruments, primarily futures contracts offered through regulated commodity exchanges, to reduce exposure to changes in commodity prices for our inventory and fixed or partially fixed purchase and sales contracts. The futures contracts are not designated as hedges under Statement of Financial Accounting Standards "(SFAS)" No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked-to-market (either Chicago Mercantile Exchange or Chicago Board of Trade) on the last day of each month and gains and losses ("unrealized hedging gains and losses") are recognized as an adjustment to cost of sales. The Company has established formal position limits to monitor its hedging activities and generally does not use derivative commodity instruments for speculative purposes.

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

     Trade Promotion and Consumer Incentive Activities. We report sales net of costs incurred to promote our products through various trade promotion and consumer incentive activities. These activities include volume discounts, coupons, payments to gain distribution of new products, and other activities. The recognition of some of the costs related to these activities requires the use of estimates based on historical utilization and redemption rates. Actual costs may differ if the utilization and redemption rates vary from the estimates.

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

     Pension and Other Post-Retirement Plans. Accounting for pension and other postretirement liabilities requires the estimation of several critical factors. Key assumptions that determine this liability and related earnings or expense include the discount rate and expected rate of return on plan assets. The discount rate for our pension and other postretirement benefit plans is determined annually based on market trends and prevailing interest rates on long-term corporate bonds for which the timing and amount of cash outflows is comparable to our projected benefit obligations. Specific indicators for establishing a discount rate include long-term Treasury rates, corporate bond spreads as reported by Reuters and the Moody's Investor Services AA corporate bond index. The discount rate used to determine the benefit obligations at December 31 is also used to determine the interest component of pension and postretirement expense for the following year.

     Our expected rate of return on plan assets is determined by our asset allocation, historical long-term investment performance, and our expectation of the plans' investment strategies. The expected rate of return on plan assets for 2006 is 8.25% compared to 8.50% for 2005. A one-percentage point change in the assumed rate of return on plan assets would impact net earnings by $3.6 million. Actual future net pension and postretirement benefits expense will depend on each plan's investment performance, changes in future discount rates and various other factors related to the populations participating in the plans.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 states that the tax deduction on qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, "Accounting for Income Taxes," and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. This FSP was effective January 1, 2005, and the Company has included a $0.6 million income tax benefit related to this deduction in its consolidated financial statements for the year ended December 31, 2005.

     In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment." This Statement eliminated the alternative of accounting for share-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The revised standard requires compensation expense for shares with accelerated vesting provisions to be recognized in the period the employee becomes eligible for the award. This Statement is effective January 1, 2006 and is not expected to have a significant impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. As permitted by the Interpretation, the Company early-adopted FIN 46 as of July 1, 2003 and began consolidating MoArk, LLC ("MoArk"), an egg production and marketing company. FIN 46 was revised in December 2003 and was effective for the Company on January 1, 2005 and had no material impact to the Company's consolidated financial statements.

     In November 2004, the FASB issued Statement No. 151, "Inventory Costs." This Statement requires that abnormal idle facility expense, spoilage, freight and handling costs be recognized as current-period charges. In addition, Statement No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. The Company is required to adopt the provisions of this Statement prospectively after January 1, 2006. The effect of adoption is not expected to be material to the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

COMMODITY RISK

     In the ordinary course of business, we purchase and sell commodities which are subject to market risk resulting from changes in prices. We rigorously monitor our positions for all commodities and utilize futures and option contracts offered through regulated commodity exchanges to reduce exposure to changes in commodity prices. Certain commodities cannot be hedged with futures or option contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward contracts to the extent practical so as to arrive at a net commodity position within the formal position limits set by us and deemed prudent for each of those commodities. Commodities for which futures and options contracts are available are also typically hedged first in this manner, with futures and options used to hedge within position limits that portion not covered by forward contracts. We generally do not use derivative instruments for speculative purposes. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation" for further information.

     The notional or contractual amount of derivative commodity contracts provides an indication of the extent of our involvement in such instruments for the dates and the periods provided below, but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of our derivative commodity contracts follows:

                                                       AT DECEMBER 31,
                                           ---------------------------------------
                                                  2005                 2004
                                           ------------------   -------------------
                                           NOTIONAL     FAIR    NOTIONAL     FAIR
                                            AMOUNT     VALUE     AMOUNT     VALUE
                                           --------   -------   --------   -------
                                                        (IN THOUSANDS)
Commodity futures and options contracts
   Commitments to purchase .............   $177,507   $  (433)  $147,965   $(3,790)
   Commitments to sell .................    (61,162)   (4,477)   (62,224)   (4,171)

                                                            YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                         2005                     2004
                                                ----------------------   ----------------------
                                                              REALIZED                 REALIZED
                                                  NOTIONAL      GAINS      NOTIONAL      GAINS
                                                   AMOUNT     (LOSSES)      AMOUNT     (LOSSES)
                                                -----------   --------   -----------   --------
                                                                 (IN THOUSANDS)
Commodity futures and options contracts
   Total volume of exchange traded contracts:
   Commitments to purchase ..................   $ 1,150,192   $ 21,305   $ 2,333,863    $36,389
   Commitments to sell ......................    (1,080,452)   (18,904)   (2,215,442)     2,003

INTEREST RATE RISK

     We are exposed to market risk from fluctuations in interest rates. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value resulting from a decrease in interest rates. The fixed rate debt as of December 31, 2005 totaled $600.0 million. A 10% adverse change in market rates would potentially impact the fair value of our fixed rate debt by approximately $14 million. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Holding other variables constant, including levels of floating-rate indebtedness, a one-percentage point increase in interest rates would have an immaterial impact on net earnings and cash flows for 2005.

     We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to maintain an appropriate balance between fixed and floating interest rate exposures. As of December 31, 2005, we had three interest rate swaps relating to our 8.75% senior unsecured notes. These swaps mirror the terms of the 8.75% notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. The interest rate swaps are designated as fair value hedges of our fixed rate debt. As critical terms of the swaps and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains or losses on the swaps are completely offset by the fair value adjustment to the underlying debt. At December 31, 2005 the notional amount of the swaps was $102 million in aggregate and the fair value was a liability of $1.9 million.

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

     (b) Change in internal controls

     There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information with respect to our directors and executive officers as of March 15, 2006:

NAME                   AGE   TITLE
----                   ---   -----
Chris Policinski....    47   President and Chief Executive Officer
Daniel Knutson......    49   Senior Vice President and Chief Financial Officer
Steve Dunphy........    48   Executive Vice President and Chief Operating
                             Officer, Dairy Foods Value Added
Alan Pierson........    55   Executive Vice President and Chief Operating
                             Officer, Dairy Foods Industrial
Fernando Palacios...    46   Executive Vice President and Chief Operating
                             Officer Feed
David Seehusen......    59   Executive Vice President and Chief Operating
                             Officer - Seed
Barry Wolfish.......    49   Vice President, Corporate Strategy & Business
                             Development
Jim Fife............    56   Vice President, Public Affairs
Peter Janzen........    46   Vice President, General Counsel
Karen Grabow........    56   Vice President, Human Resources
Robert Bignami......    63   Director
Lynn Boadwine.......    42   Director
Harley Buys.........    53   Director
Dennis Cihlar.......    57   Director
Ben Curti...........    55   Director
Richard Epard.......    66   Director
Jim Hager...........    54   Director
Gordon Hoover.......    48   Director
Pete Kappelman......    43   Director, Chairman of the Board
Cornell Kasbergen...    48   Director
Paul Kent, Jr.......    55   Director
Larry Kulp..........    63   Director
Charles Lindner.....    53   Director
Manuel Maciel, Jr...    61   Director, Second Vice Chairman of the Board
Robert Marley.......    54   Director
Jim Miller..........    64   Director
Ronnie Mohr.........    57   Director, First Vice Chairman of the Board
Ron Muzzall.........    43   Director
Art Perdue..........    61   Director
Douglas Reimer......    55   Director, Secretary
Richard Richey......    58   Director
Floyd Trammell......    50   Director
Thomas Wakefield....    56   Director
John Zonneveld, Jr..    52   Director
Bobby Moser.........    62   Nonvoting Advisory Member
Mary Shefland ......    55   Nonvoting Advisory Member

     Unless otherwise indicated below, each officer is elected by and serves at the pleasure of the Board of Directors and each director and officer of Land O'Lakes has been in his current profession for at least the past five years.

     Chris Policinski, President and Chief Executive Officer since October 2005. Prior to becoming President and Chief Executive Officer, Mr. Policinski was the Executive Vice President and Chief Operating Officer of the Dairy Foods division beginning in March 2002. From 1999 to 2002, Mr. Policinski served as our Executive Vice President of the Dairy Foods division's Value Added Group. Prior to his current position, he was Vice President of Strategy, Business Development and International Development. Before joining Land O'Lakes, Chris spent four years with The Pillsbury Company in leadership roles in Marketing/General Management as Vice President of their Pizza and Mexican Food Groups.

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

     Alan Pierson, Executive Vice President and Chief Operating Officer of Dairy Foods Industrial business since August 2005. Mr. Pierson joined the Company in 1998 and most recently served as Vice President of Dairy Foods Western Region Manufacturing and Fluid Milk Procurement and Marketing. Prior to joining the Company, Mr. Pierson was Chief Financial Officer for Dairymans Cooperative Creamery Association and held senior level positions at the Pillsbury Company.

     Steve Dunphy, Executive Vice President and Chief Operating Officer of Dairy Foods Value-Added business since August 2005. Mr. Dunphy joined the Company in 2001 and most recently held the position of Vice President of Dairy Foods Retail and Deli Sales. Prior to joining the Company, Mr. Dunphy was Senior Vice President and Chief Customer Officer with the Kellogg Company, Vice President of Sales for the Pillsbury Company and held sales management positions with Procter & Gamble.

     Barry Wolfish, Vice President of Strategy and Business Development since August 2005. Mr. Wolfish joined the Company in 1999, most recently serving as Vice President of Dairy Foods Cheese and Foodservice businesses. Prior to joining the Company, Mr. Wolfish worked at General Mills, where he held Vice President positions for several businesses including: Adult Cereals, New Channels, Yoplait Foodservice.

     Jim Fife, Vice President of Public Affairs since August 2004. Prior to his appointment to this position Mr. Fife was the General Manager of the Ag Supply Co-op located in Wenatchee, Washington for 21 years. Mr. Fife sat on the Company's board of directors from 1991-2004, serving the final three years as Chairman.

     Peter Janzen, Vice President and General Counsel since February 2004. Mr. Janzen joined our company as an attorney in 1984. He holds a Juris Doctor degree from Hamline University.

     Karen Grabow, Vice President of Human Resources since September 2001. Prior to joining our company, Karen was employed as the Vice President, Human Resources of Target Corporation, starting in 1993.

     Robert Bignami has held his position as director since February 2005 and his present term of office will end in February 2010. Mr. Bignami operates the Brentwood Farms, a dairy operation located in Orland, California.

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

     Jim Hager has held his position as director since February 2006 and his present term of office will end in February 2010. Mr. Hager manages Harmony Country Cooperative, located in Colby, Wisconsin.

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

     Paul Kent, Jr. has held his position as director since 1990 and his present term of office will end in February 2010. Mr. Kent operates a dairy farm in Minnesota.

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

     Jim Miller has held his position as director since February 2003 and his present term of office will end in February 2010. Mr. Miller farms grain and raises beef cattle in Hardy, Nebraska.

     Ronnie Mohr has held his position as director since 1998 and his present term of office will end in February 2009. Mr. Mohr operates a farm, hog finishing operation and grain bin and equipment sales business in Indiana. Mr. Mohr has served as a director of Holiday Gulf Homes Inc. since 1996.

     Ron Muzzal has held his position as director since February 2006 and his present term of office will end in February 2010. Mr. Muzzal operates a dairy and beef operation in Oak Harbor, Washington.

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

     John Zonneveld, Jr. has held his position as director since 2000 and his present term of office will end in February 2010. Mr. Zonneveld operates a dairy farm in California.

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

     The Land O'Lakes board is made up of 24 directors. Twelve directors are chosen by our dairy members and 12 by our Ag members. Each board member must also be a member of the group of members, dairy or Ag, which elects him or her. The board may also choose to elect up to 3 nonvoting advisory members. Currently, there are two such advisory board members, one of whom, Ms. Shefland, was appointed to the audit committee to provide additional guidance to the audit committee with respect to financial matters. Our board of directors governs our affairs in virtually the same manner as any other corporation. See "Item 1. Business -- Description of the Cooperative -- Governance" for more information regarding the election of our directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The following table shows, for the Chief Executive Officer of Land O'Lakes and each of our four other most highly compensated executive officers (including Mr. Gherty, who retired as President and Chief Executive Officer, effective September 30, 2005), information concerning compensation earned for services in all capacities during the years ended December 31, 2005, 2004 and 2003.

SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM COMPENSATION
                                                                                ----------------------------
                                                                                     AWARDS
                                                      ANNUAL COMPENSATION          SECURITIES       PAYOUTS
                                                  ---------------------------      UNDERLYING        LTIP           ALL OTHER
NAME AND PRINCIPAL POSITION                       YEAR   SALARY($)   BONUS($)   OPTIONS/SARS(#)   PAYOUTS($)   COMPENSATION($)(3)
---------------------------                       ----   ---------   --------   ---------------   ----------   ------------------
Chris Policinski, President and Chief Executive
   Officer (1).................................   2005    $550,000   $265,342         5,250           $--            $46,905
                                                  2004     489,423    237,690         7,000            --             42,782
                                                  2003     453,269    251,515         7,000            --             32,504

John E. Gherty, President and Chief Executive
   Officer (2).................................   2005    $829,423   $901,749        12,000           $--            $94,285
                                                  2004     825,770    408,960        16,000            --             79,398
                                                  2003     700,000    307,440        16,000            --             56,828

Dan Knutson, Senior Vice President and Chief
   Financial Officer...........................   2005    $437,423   $351,426         5,250           $--            $46,387
                                                  2004     437,500    222,997         7,000            --             33,974
                                                  2003     402,115    176,965         7,000            --             27,380

Fernando Palacios, Executive Vice President and
   Chief Operating Officer, Feed...............   2005    $426,812   $367,229         5,250           $--            $35,903
                                                  2004     355,192    162,244         3,000            --             28,582
                                                  2003     306,723     86,625         3,000            --             21,606

Karen Grabow, Vice President, Human Resources..   2005    $300,308   $204,059         2,250           $--            $39,759
                                                  2004     301,962    119,061         3,000            --             21,104
                                                  2003     279,269     95,990         3,000            --             24,588

David Seehusen, Executive Vice President and      2005    $255,962   $202,459         2,250           $--            $35,767
   Chief Operating Officer, Seed...............   2004     251,365    155,379         3,000            --             27,159
                                                  2003     233,504    109,997         3,000            --             30,990

(1) Chris Policinski became President and Chief Executive Officer, effective as of October 1, 2005. During the previous reported periods, Mr. Policinski was the Executive Vice President and Chief Operating Officer of Dairy Foods.

(2) John Gherty was President and Chief Executive Officer for all reported periods through September 30, 2005. Mr. Gherty remained an employee of the Company through year end.

(3) The amounts shown in the table for 2005 reflect life insurance premiums paid by Land O'Lakes in the amount of $6,875 for Mr. Policinski, $25,600 for Mr. Gherty, $7,562 for Mr. Knutson, $5,726 for Mr. Palacios, $8,898 for Ms. Grabow and $8,650 for Mr. Seehusen. In addition, the following amounts were provided as car allowance: $12,539 for Mr. Policinski, $14,000 for Mr. Gherty, $12,000 for Mr. Knutson, $12,000 for Mr. Palacios, $6,277 for Ms. Grabow and $9,969 for Mr. Seehusen. The above amounts also include contributions made by Land O'Lakes on behalf of the named individuals under the qualified and non-qualified defined contribution plans of Land O'Lakes as follows:

                    COMPANY MATCHING
                      CONTRIBUTION     COMPANY CONTRIBUTION
NAME                (QUALIFIED PLAN)   (NON-QUALIFIED PLAN)
----                ----------------   --------------------
Mr. Policinski ..        $6,300               $13,078
Mr. Gherty ......         6,300                27,846
Mr. Knutson .....         6,300                12,284
Mr. Palacios ....         6,300                 5,805
Ms. Grabow ......         6,300                11,927
Mr. Seehusen ....         6,300                 5,167

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                             INDIVIDUAL GRANTS
                       ----------------------------                              AT ASSUMED ANNUAL
                                        PERCENT OF                                 RATES OF STOCK
                         NUMBER OF         TOTAL                                       PRICE
                         SECURITIES    OPTIONS/SARS                              APPRECIATION FOR
                         UNDERLYING     GRANTED TO                                 OPTION TERM(2)
                        OPTIONS/SARS   EMPLOYEES IN     EXERCISE    EXPIRATION   -----------------
NAME                   GRANTED(#)(1)    FISCAL YEAR   PRICE($/SH)      DATE       5%($)     10%($)
----                   -------------   ------------   -----------   ----------   -------   -------
Chris Policinski ...        5,250          11.2%         34.47       3/31/2015   128,548   335,354
John Gherty ........       12,000          25.6%         34.47       3/31/2015   155,945   628,643
Daniel Knutson .....        5,250          11.2%         34.47       3/31/2015   128,548   335,354
Fernando Palacios ..        5,250           4.8%         34.47       3/31/2015   128,548   335,354
Karen Grabow .......        2,250           4.8%         34.47       3/31/2015    55,092   143,723
Dave Seehusen ......        2,250           4.8%         34.47       3/31/2015    55,092   143,723

(1) Value Appreciation Right (VAR) Units are described below under the Land O'Lakes Long-Term Incentive Plan. The vesting schedule for all grants of Units is set forth below in the plan descriptions.

(2) The dollar amounts under these columns are the results of calculations at the 5% and 10% annual appreciation rates set by the Securities and Exchange Commission for illustrative purposes, and, therefore, are not intended to forecast future financial performance. Accordingly, these calculations assume 5% and 10% appreciation in the value of the Units.

AGGREGATED VAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VAR VALUES

     The purpose of the following table is to report exercises of VAR units by the named executive officers of Land O'Lakes during the fiscal year ended December 31, 2005 and any value of their unexercised VAR units as of December 31, 2005. The named executive officers did not exercise VAR units in fiscal year 2005. Land O'Lakes has not issued any stock appreciation rights to the named executive officers.

                                                                                         VALUE OF UNEXERCISED
                                                                                             IN-THE-MONEY
                                                          NUMBER OF UNEXERCISED              OPTIONS/SARS
                                                           OPTIONS AT FY-END(#)            AT FY-END($)(1)
                       SHARES ACQUIRED      VALUE      ---------------------------   ---------------------------
NAME                    ON EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                   ---------------   -----------   -----------   -------------   -----------   -------------
Chris Policinski ...          --              --          24,063          9,188        166,110         98,630
John Gherty ........          --              --          55,000         21,000        379,680        225,440
Daniel Knutson .....          --              --          24,063          9,188        166,110         98,630
Fernando Palacios ..          --              --          11,063          6,188         76,170         57,210
Karen Grabow .......          --              --           7,313          3,938         71,190         42,270
Dave Seehusen ......          --              --          10,313          3,938         71,190         42,270

(1) Value is based on the December 31, 2005 Unit price of $41.11, minus the purchase price for the grants in a particular year, multiplied by the exercisable and unexercisable units granted in a particular year.

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

EXECUTIVE ANNUAL VARIABLE COMPENSATION PLAN

     The Executive Annual Variable Compensation Plan is a plan for executive officers of Land O'Lakes. For 2005, the target award opportunity varies by the participant's position up to a maximum target award of 80% of base salary. Awards from this plan are dependent on a combination of three elements of performance: 1) company overall results (20%); 2) targets for business performance (65%); and 3) individual performance commitments (15%). Company net earnings of $0 dollars (breakeven) are required to trigger payments from this plan. Targets for company results, business performance, and individual performance commitments are established annually. Once maximum results from all of these components are achieved, the maximum award of 80-160% of base salary may be granted.

LAND O'LAKES, INC. EXECUTIVE LONG-TERM VARIABLE COMPENSATION PLAN

     The Land O'Lakes, Inc. Executive Long-Term Variable Pay Compensation Plan is effective for the 3-year performance periods of 2004-2006 and 2005-2007. The President and all officers of Land O'Lakes who were not otherwise participating in a long-term variable plan are eligible. The target award is 50-90% of base salary and the maximum award is 62.5-112.5% of base salary at the end of the performance period. Corporate Staff Officers awards are made based on Total Land O' Lakes Return on Invested Capital (ROIC) and Pretax Earnings and Business Unit Officers awards are made based on Business Unit Return on Invested Capital
(ROIC) and Pretax Earnings for the 3-year performance periods of January 1, 2004 through December 31, 2006 and January 1, 2005 through December 31, 2007. The awards are payable in cash or eligible to be deferred at the option of the award recipient.

LAND O'LAKES LONG-TERM INCENTIVE PLAN

     The Land O'Lakes Cooperative Value Incentive Plan, initiated in 2001, was amended and restated effective January 1, 2005 to conform to Code section 409A, which was established by the American Job Creations Act of 2004. The restated plan is a phantom value appreciation right plan. Value Appreciation Right Units granted under the plan may not be transferred, assigned, pledged, encumbered, or otherwise alienated from the grantee. Officers are eligible to participate, as are selected non-officers identified by the Chief Executive Officer. Participants are granted an annual award of Value Appreciation Right (VAR) Units. One quarter of the grant vests on December 31 of the year in which the grant is made, with the remainder of the grant vesting ratably on December 31 of the succeeding three years. VAR Units are not traditional stock, and do not provide the grant holder with any voting rights or rights to receive assets of Land O'Lakes.

     The grant price of the VAR Unit is established as of December 31 of the year prior to the grant of the unit, based on a formula reflecting the value of the enterprise at the close of the fiscal year preceding the grant of the unit. The value of the VAR Unit is the difference between the "current price" of the unit and the grant price. The current price is determined each year on December 31, through application of the same formula by which the grant price of the unit is determined.

     Participants are required to elect, generally in the calendar year prior to the calendar year in which the VAR Unit grant is received, the year in which the value of each unit will be distributed. Changes to distribution elections are allowed on a restricted basis, in conformance with Code section 409A. Special distribution rules apply in the event of death, inability to work due to disability, retirement or other termination.

     Participants may, after a VAR Unit grant is fully vested, elect to have the VAR Unit valued in a manner different than that described above. Subsequent to said election, the value of the VAR Unit will increase based on application of a company-specified interest rate.

     As part of the restatement of the plan, any options that had been granted as of December 31, 2004 under this plan and the California Cooperative Value Incentive Plan were converted to VAR Units as of January 1, 2005.

CALIFORNIA COOPERATIVE VALUE INCENTIVE PLAN

     This plan is no longer in operation and any grants made under the plan through December 31, 2004 have been converted to Value Appreciation Rights under the Land O'Lakes Cooperative Value Incentive Plan.

LAND O'LAKES NON-QUALIFIED DEFERRED COMPENSATION PLAN

     The Land O'Lakes Non-Qualified Deferred Compensation Plan provides a select group of employees with base salaries equal to or in excess of $95,000 an opportunity to elect to defer a portion of their compensation for later payment at the earlier of their death, disability, retirement or other termination. Eligible employees may elect to defer a minimum of $1,000 up to a maximum 30% of base compensation and 100% of variable pay. The default distribution is monthly installments over a five year period. Deferred compensation is included as compensation for purposes of the company's qualified retirement plan, but is excluded from the company's qualified savings plan. The Company adds an additional amount equal to three percent (3%) of the participant's elective deferrals to this plan. In addition, at the end of each calendar quarter, the Company credits the participant's account balance with interest at a rate announced in advance of each calendar year. Benefits of this plan are paid out of the general assets of the corporation.

     Land O'Lakes maintains three non-qualified excess benefit plans for its officers. Benefits for all three of these plans are paid out of the general assets of the corporation.

NON-QUALIFIED EXECUTIVE EXCESS BENEFIT SAVINGS PLAN

     The Non-Qualified Executive Excess Benefit Savings Plan provides a benefit to officers who participate in this savings plan by crediting an amount to a deferred compensation account which represents 3% of total compensation, net of any deferred compensation, less the amount of the Company match contributed to the qualified savings plan. Account balances are credited with interest quarterly. Distributions are made under the same circumstances and on the same terms as the individual has elected under the Land O'Lakes Non-Qualified Deferred Compensation Plan, or according to the default provisions of the Land O'Lakes Non-Qualified Deferred Compensation Plan in the absence of an election.

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

     As of December 31, 2005, Mr. Gherty had 30 years of credited service (the maximum credited service allowed under the Land O'Lakes Employee Retirement
Plan), Mr. Policinski had 8 years and 7 months of credited service, Mr. Knutson had 28 years of credited service, Mr. Palacios had 5 years and 2 months of credited service, Ms. Grabow had 4 years and 4 months of credited service, and Mr. Seehusen had 33 years and 9 months of credited service (Through prior participation in the F.G.D.A. Retirement Plan II, Mr. Seehusen is entitled to credited service beyond 30 years).

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

     The amounts illustrated are a combination of the Land O'Lakes Employee Retirement Plan and the Non-Qualified Executive Excess Benefit Plan.

COMPENSATION OF DIRECTORS

     Beginning in July 2005, the compensation paid to directors was modified. In previous years, the Chairman was paid $30,000 annually, and each director received $10,000 annually. Starting on July 1, 2005, on a pro rated basis, the Chairman will now receive $50,000 annually, and each director will receive $30,000 annually. The non-voting members may also receive additional compensation at the discretion of the board of directors. In addition, all directors receive a $300 per diem and are reimbursed for their reasonable expenses incurred in attending board of directors meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     At December 31, 2005 no person, either individually or as a member of a group, beneficially owned in excess of five percent of any class of our voting securities, and our directors and executive officers did not, either individually or as a member of a group, beneficially own in excess of one percent of any class of our voting securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Land O'Lakes transacts business in the ordinary course with our directors and with our local cooperative members with which the directors are associated on terms no more favorable than those available to our other members.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company's annual financial statements for 2005 and 2004, and fees billed for other services rendered by KPMG LLP.

                                       2005     2004
                                     -------   ------
                                     ($ IN THOUSANDS)
Audit fees .......................    $  869   $  943
Audit-related fees(1) ............        61      102
                                      ------   ------
   Audit and audit-related fees ..       930    1,045
Tax fees(2) ......................       105      110
                                      ------   ------
   Total fees ....................    $1,035   $1,155
                                      ======   ======

(1) Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans in 2005 and 2004 and the restatement of the consolidated financial statements in 2004.

(2) Tax fees in 2005 and 2004 consist of benefit plan filings and international services.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (A) Documents filed as part of this Annual Report on Form 10-K:

-    Consolidated Financial Statements:

LAND O'LAKES, INC.
Financial Statements for the years ended December 31, 2005, 2004 and 2003
Report of KPMG LLP, Independent Registered Public Accounting Firm ........    72
Consolidated Balance Sheets as of December 31, 2005 and 2004 .............    73
Consolidated Statements of Operations for the years ended
   December 31, 2005, 2004 and 2003 ......................................    74
Consolidated Statements of Cash Flows for the years ended
   December 31, 2005, 2004 and 2003 ......................................    75
Consolidated Statements of Equities for the years ended
   December 31, 2005, 2004 and 2003 ......................................    76
Notes to Consolidated Financial Statements ...............................    77

MOARK, LLC
Financial Statements for the year ended December 24, 2005,
   December 25, 2004 and the eleven months ended December 27, 2003
Report of Moore Stephens Frost, Independent Registered Public Accounting
   Firm ..................................................................   107
Consolidated Balance Sheets as of December 24, 2005 and
   December 25, 2004 .....................................................   108
Consolidated Statement of Operations for the year ended
   December 24, 2005, December 25, 2004 and the eleven months ended
   December 27, 2003 .....................................................   109
Consolidated Statement of Members' Equity for the year ended
   December 24, 2005, December 25, 2004 and the eleven months
   ended December 27, 2003 ...............................................   110
Consolidated Statement of Cash Flows for the year ended
   December 24, 2005, December 25, 2004 and the eleven months
   ended December 27, 2003 ...............................................   111
Notes to Consolidated Financial Statements ...............................   112

AGRILIANCE LLC
Financial Statements (unaudited) for the three months ended
   November 30, 2005 and 2004
Consolidated Balance Sheets as of November 30, 2005 and August 31, 2005 ..   124
Consolidated Statements of Operations for the three months ended
   November 30, 2005 and 2004 ............................................   125
Consolidated Statements of Cash Flows for the three months ended
   November 30, 2005 and 2004 ............................................   126
Notes to Consolidated Financial Statements ...............................   127

Financial Statements for the years ended August 31, 2005, 2004 and 2003
Report of KPMG LLP, Independent Registered Public Accounting Firm ........   128
Consolidated Balance Sheets as of August 31, 2005 and 2004 ...............   129
Consolidated Statements of Operations for the years ended
   August 31, 2005, 2004 and 2003 ........................................   130
Consolidated Statements of Cash Flows for the years ended
   August 31, 2005, 2004 and 2003 ........................................   131
Consolidated Statements of Members' Equity for the years ended
   August 31, 2005, 2004 and 2003 ........................................   132
Notes to Consolidated Financial Statements ...............................   133

(B) Exhibits

                                  EXHIBIT INDEX

Exhibit   Description
-------   -----------
3.1       Restated Articles of Incorporation of Land O'Lakes, Inc., as amended,
          August 1998.(1)

3.2       By-Laws of Land O'Lakes Inc., as amended, February 2003 (3).

4.1 Credit Agreement among Land O'Lakes, Inc., the Lenders party thereto and The Chase Manhattan Bank, dated as of October11, 2001.(1)

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

4.8       Form of Old Note under the Indenture dated as of November14, 2001
          (included as part of Exhibit 4.5).(1)

4.9       Form of New Note under the Indenture dated as of November14, 2001
          (included as part of Exhibit 4.5).(1)

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

4.20      First Amendment dated November 6, 2001 to the Amended and Restated
          Five-Year Credit Agreement dated October 11, 2001.(1)

4.21      Second Amendment dated February 15, 2002 to the Amended and Restated
          Five-Year Credit Agreement dated October 11, 2001.(1)

4.22      Purchase and Sale Agreement dated as of December 18, 2001, among Land
          O'Lakes, Inc., Land O'Lakes Farmland Feed LLC, Purina Mills, LLC and
          LOL Farmland Feed SPV, LLC.(1)

4.23      Receivables Purchase Agreement dated as of December 18, 2001, among
          Land O'Lakes Farmland Feed LLC, LOL Farmland Feed SPV, LLC, and
          CoBank, ACB.(1)

4.24 Indenture dated as of March 25, 1998 for the 7.45% Capital Securities due March 25, 2028.(3)

4.25      Third Amendment dated December 8, 2003 to the Five-Year Amended and
          Restated Credit Agreement dated October 11, 2001.(3)

4.26      Fourth Amendment dated January 13, 2004 to the Amended and Restated
          Five-Year Credit Agreement dated October 11, 2001.(3)

4.27      Fifth Amendment, dated April 1, 2005, to the Amended and Restated
          Five-Year Credit Agreement, dated October 11, 2001.*

4.28      Sixth Amendment, dated June 15, 2005, to the Amended and Restated
          Five-Year Credit Agreement, dated October 11, 2001.*

4.29      Seventh Amendment, dated August 9, 2005, to the Amended and Restated
          Five-Year Credit Agreement, dated October 11, 2001.*

4.30      Eighth Amendment, dated January 10, 2006, to the Amended and Restated
          Five-Year Credit Agreement, dated October 11, 2001.*

10.1      Joint Venture Agreement by and between Farmland Industries, Inc. and
          Land O'Lakes, Inc. dated as of July 18, 2000.(1)

10.2      Operating Agreement of Agriliance LLC among United Country Brands,
          LLC, Cenex Harvest States Cooperatives, Farmland Industries, Inc. and
          Land O'Lakes, Inc. dated as of January 4, 2000.(1)

10.3      Joint Venture Agreement among Cenex Harvest States Cooperatives,
          Farmland Industries, Inc. and Land O'Lakes Inc. dated as of January 1,
          2000.(1)

10.4      Operating Lease between Arden Hills Associates and Land O'Lakes, Inc.
          dated as of May 31, 1980.(1)

10.5 Ground Lease between Land O'Lakes, Inc. and Arden Hills Associates dated as of May 31, 1980.(1)

10.6      License Agreement among Ralston Purina Company, Purina Mills, Inc. and
          BP Nutrition Limited dated as of October 1, 1986.(1)

10.7      License Agreement between Land O'Lakes, Inc. and Land O'Lakes Farmland
          Feed LLC dated September 25, 2000.(1)

10.8      Trademark License Agreement by and between Land O'Lakes, Inc. and Dean
          Foods dated as of July 10, 2000.(1)

10.9 Asset Purchase Agreement between Land O'Lakes, Inc. and Dean Foods dated as of May 30, 2000.(1)

10.10 Agreement and Plan of Merger, dated as of June 17, 2001, by and among Purina Mills, Inc., Land O'Lakes, Inc., LOL Holdings II, Inc. and LOL
          Holdings III, Inc.(1)

10.11     Management Services Agreement, dated September 1, 2000, by and between
          Land O'Lakes and Land O'Lakes Farmland Feed LLC.(1)

10.12 Asset Purchase and Sale Agreement, dated February 15, 2005, by and between Land O'Lakes, Inc. and Maschhoff West, LLC.*

10.13     Purchase Agreement, dated January 27, 2006, by and between Osborne
          Investments, LLC and Land O'Lakes, Inc.*

10.14     Executive Annual Variable Compensation Plan of Land O'Lakes.(1)#

10.15     Land O'Lakes Long Term Incentive Plan.(1)#

10.16     Land O'Lakes Non-Qualified Deferred Compensation Plan.(1)#

10.17     Land O'Lakes Non-Qualified Executive Excess Benefit Plan (IRS
          Limits).(1)#

10.18     Land O'Lakes Non-Qualified Executive Excess Benefit Plan (1989
          Formula).(1)#

10.19     Land O'Lakes Non-Qualified Executive Excess Benefit Savings Plan.(1)#

10.20     California Cooperative Value Incentive Plan of Land' O'Lakes.(2)#

10.21     Amended Land O'Lakes Long Term Incentive Plan.#

10.22     Amended California Cooperative Value Incentive Plan of Land O'Lakes.#

10.23     License Agreement, by and between Land O'Lakes, Inc., Dean Foods
          Company, Morningstar Foods, Inc. and Dairy Marketing Alliance, LLC, dated July 24, 2002.

10.24     Land O'Lakes Cooperative Value Incentive Plan.*

10.25     Land O'Lakes Cooperative Value Incentive Plan (2005).*

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

# Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K

*    Filed electronically herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2006.

                                        LAND O'LAKES, INC.


                                        By /s/ DANIEL KNUTSON
                                           -------------------------------------
                                           Daniel Knutson
                                           Senior Vice President and
                                           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2006.



/s/ CHRISTOPHER J. POLICINSKI           President and Chief Executive Officer
-------------------------------------   (Principal Executive Officer)
Christopher J. Policinski


/s/ DANIEL KNUTSON                      Senior Vice President and Chief
-------------------------------------   Financial Officer (Principal Financial
Daniel Knutson                          and Accounting Officer)


/s/ ROBERT BIGNAMI                                      Director
-------------------------------------
Robert Bignami


/s/ LYNN BOADWINE                                       Director
-------------------------------------
Lynn Boadwine


/s/ HARLEY BUYS                                         Director
-------------------------------------
Harley Buys


/s/ DENNIS CIHLAR                                       Director
-------------------------------------
Dennis Cihlar


/s/ BEN CURTI                                           Director
-------------------------------------
Ben Curti


/s/ RICHARD EPARD                                       Director
-------------------------------------
Richard Epard



/s/ JIM HAGER                                           Director
-------------------------------------
Jim Hager


/s/ GORDON HOOVER                                       Director
-------------------------------------
Gordon Hoover


/s/ PETE KAPPELMAN                                      Director
-------------------------------------
Pete Kappelman


/s/ CORNELL KASBERGEN                                   Director
-------------------------------------
Cornell Kasbergen


/s/ PAUL KENT, JR.                                      Director
-------------------------------------
Paul Kent, Jr.


/s/ LARRY KULP                                          Director
-------------------------------------
Larry Kulp


/s/ CHARLES LINDNER                                     Director
-------------------------------------
Charles Lindner


/s/ MANUEL MACIEL, JR.                                  Director
-------------------------------------
Manuel Maciel, Jr.


/s/ ROBERT MARLEY                                       Director
-------------------------------------
Robert Marley


/s/ JIM MILLER                                          Director
-------------------------------------
Jim Miller


/s/ RONNIE MOHR                                         Director
-------------------------------------
Ronnie Mohr


/s/ RON MUZZAL                                          Director
-------------------------------------
Ron Muzzal


/s/ ART PERDUE                                          Director
-------------------------------------
Art Perdue


/s/ DOUGLAS REIMER                                      Director
-------------------------------------
Douglas Reimer


/s/ RICHARD RICHEY                                      Director
-------------------------------------
Richard Richey


/s/ FLOYD TRAMMELL                                      Director
-------------------------------------
Floyd Trammell


/s/ THOMAS WAKEFIELD                                    Director
-------------------------------------
Thomas Wakefield


/s/ JOHN ZONNEVELD, JR.                                 Director
-------------------------------------
John Zonneveld, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

     No proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LAND O'LAKES, INC.
Financial Statements for the years ended December 31, 2005, 2004 and 2003
Report of KPMG LLP, Independent Registered Public Accounting Firm ........    72
Consolidated Balance Sheets as of December 31, 2005 and 2004 .............    73
Consolidated Statements of Operations for the years ended December 31,
   2005, 2004 and 2003 ...................................................    74
Consolidated Statements of Cash Flows for the years ended December 31,
   2005, 2004 and 2003 ...................................................    75
Consolidated Statements of Equities for the years ended December 31, 2005,
   2004 and 2003 .........................................................    76
Notes to Consolidated Financial Statements ...............................    77

MOARK, LLC
Financial Statements for the year ended December 24, 2005, December 25,
   2004 and the eleven months ended December 27, 2003
Report of Moore Stephens Frost, Independent Registered Public Accounting
   Firm ..................................................................   107
Consolidated Balance Sheets as of December 24, 2005 and December 25,
   2004 ..................................................................   108
Consolidated Statement of Operations for the years ended December 24,
   2005, December 25, 2004 and the eleven months ended December 27,
   2003 ..................................................................   109
Consolidated Statement of Members' Equity for the years ended December 24,
   2005, December 25, 2004 and the eleven months ended December 27,
   2003 ..................................................................   110
Consolidated Statement of Cash Flows for the years ended December 24,
   2005, December 25, 2004 and the eleven months ended December 27,
   2003 ..................................................................   111
Notes to Consolidated Financial Statements ...............................   112

AGRILIANCE LLC
Financial Statements (unaudited) for the three months ended November 30,
   2005 and 2004
Consolidated Balance Sheets as of November 30, 2005 and August 31, 2005 ..   124
Consolidated Statements of Operations for the three months ended November
   30, 2005 and 2004 .....................................................   125
Consolidated Statements of Cash Flows for the three months ended November
   30, 2005 and 2004 .....................................................   126
Notes to Consolidated Financial Statements ...............................   127

Financial Statements for the years ended August 31, 2005, 2004 and 2003
Report of KPMG LLP, Independent Registered Public Accounting Firm ........   128
Consolidated Balance Sheets as of August 31, 2005 and 2004 ...............   129
Consolidated Statements of Operations for the years ended August 31, 2005,
   2004 and 2003 .........................................................   130
Consolidated Statements of Cash Flows for the years ended August 31, 2005,
   2004 and 2003 .........................................................   131
Consolidated Statements of Members' Equity for the years ended August 31,
   2005, 2004 and 2003 ...................................................   132
Notes to Consolidated Financial Statements ...............................   133

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Land O'Lakes, Inc.:

     We have audited the accompanying consolidated balance sheets of Land O'Lakes, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and equities for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of MoArk, LLC, a majority-owned subsidiary, which financial statements reflect total assets constituting eight percent and eight percent as of December 31, 2005 and 2004, respectively, and total revenues constituting five percent, seven percent and five percent for each of the years in the three-year period ended December 31, 2005, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MoArk, LLC, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O'Lakes, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, in 2003, the Company adopted the provisions of the Financial Accounting Standards Board's Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51."

                                        /s/ KPMG LLP

Minneapolis, Minnesota
February 10, 2006

                               LAND O'LAKES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                            -----------------------
                                                               2005         2004
                                                            ----------   ----------
                                                                ($ IN THOUSANDS)
                                     ASSETS

Current assets:
   Cash and cash equivalents ............................   $  179,704   $   73,136
   Restricted cash ......................................           --       20,338
   Receivables, net .....................................      591,445      558,841
   Inventories ..........................................      453,135      454,015
   Prepaid expenses .....................................      333,023      284,484
   Other current assets .................................       81,075       73,560
                                                            ----------   ----------
      Total current assets ..............................    1,638,382    1,464,374

Investments .............................................      263,786      470,550
Property, plant and equipment, net ......................      658,208      610,012
Property under capital lease, net .......................       10,442      100,179
Goodwill, net ...........................................      327,059      331,582
Other intangibles, net ..................................       96,767       99,016
Other assets ............................................      100,414      124,069
                                                            ----------   ----------
      Total assets ......................................   $3,095,058   $3,199,782
                                                            ==========   ==========

                            LIABILITIES AND EQUITIES

Current liabilities:
   Notes and short-term obligations .....................   $   76,465   $   51,753
   Current portion of long-term debt ....................       22,245       10,680
   Current portion of obligations under capital lease ...        1,676       10,378
   Accounts payable .....................................      976,959      813,328
   Accrued expenses .....................................      265,924      228,435
   Patronage refunds and other member equities payable ..       29,622       22,317
                                                            ----------   ----------
      Total current liabilities .........................    1,372,891    1,136,891

Long-term debt ..........................................      639,168      933,236
Obligations under capital lease .........................        7,634       90,524
Employee benefits and other liabilities .................      165,796      174,877
Minority interests ......................................        6,012        9,350
Equities:
   Capital stock ........................................        1,967        2,059
   Member equities ......................................      893,518      852,759
   Accumulated other comprehensive loss .................      (75,163)     (73,792)
   Retained earnings ....................................       83,235       73,878
                                                            ----------   ----------
      Total equities ....................................      903,557      854,904
                                                            ----------   ----------

Commitments and contingencies ...........................           --           --
Total liabilities and equities ..........................   $3,095,058   $3,199,782
                                                            ==========   ==========

           See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                          2005         2004         2003
                                                                       ----------   ----------   ----------
                                                                                 ($ IN THOUSANDS)
Net sales ..........................................................   $7,556,677   $7,656,826   $6,256,101
Cost of sales ......................................................    6,971,660    7,063,118    5,671,869
                                                                       ----------   ----------   ----------
Gross profit .......................................................      585,017      593,708      584,232
Selling, general and administrative ................................      494,971      500,935      464,610
Restructuring and impairment charges ...............................        6,381        7,815        6,342
                                                                       ----------   ----------   ----------
Earnings from operations ...........................................       83,665       84,958      113,280

Interest expense, net ..............................................       79,873       83,114       80,972
Other expense (income), net ........................................        9,295       (7,476)     (24,428)
Gain on sale of investment in CF Industries, Inc. ..................     (102,446)          --           --
Loss on impairment of investment in CF Industries, Inc. ............           --       36,500           --
Equity in earnings of affiliated companies .........................      (36,692)     (58,412)     (57,249)
Minority interest in earnings of subsidiaries ......................        1,354        1,648        6,366
                                                                       ----------   ----------   ----------
Earnings before income taxes and discontinued operations ...........      132,281       29,584      107,619
Income tax expense .................................................        5,505        1,404       20,703
                                                                       ----------   ----------   ----------
Net earnings from continuing operations ............................      126,776       28,180       86,916
Earnings (loss) from discontinued operations, net of income taxes ..        2,167       (6,747)      (4,922)
                                                                       ----------   ----------   ----------
Net earnings .......................................................   $  128,943   $   21,433   $   81,994
                                                                       ==========   ==========   ==========

Applied to:
   Member equities
      Allocated patronage ..........................................   $  118,273   $   23,636   $   40,045
      Deferred equities ............................................        1,847        1,920         (312)
                                                                       ----------   ----------   ----------
                                                                          120,120       25,556       39,733
      Retained earnings ............................................        8,823       (4,123)      42,261
                                                                       ----------   ----------   ----------
                                                                       $  128,943   $   21,433   $   81,994
                                                                       ==========   ==========   ==========

           See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                              ---------------------------------
                                                                                                 2005        2004        2003
                                                                                              ---------   ---------   ---------
                                                                                                       ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ...........................................................................   $ 128,943   $  21,433   $  81,994
      (Earnings) loss from discontinued operations, net of income taxes ...................      (2,167)      6,747       4,922
      Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization .......................................................      99,312     107,214     111,500
      Amortization of deferred financing costs ............................................       8,733       5,625       7,736
         Loss on extinguishment of debt ...................................................      11,014          --          --
      Bad debt expense ....................................................................       1,967       2,351       5,214
      Proceeds from patronage revolvement received ........................................       8,123       6,043       5,000
      Non-cash patronage income ...........................................................      (1,852)     (1,355)     (3,578)
      Receivable from legal settlement ....................................................          --          --      96,707
      Deferred income tax expense (benefit) ...............................................       5,177      (4,977)     11,675
      Decrease in other assets ............................................................      13,246       5,740       5,865
      Increase (decrease) in other liabilities ............................................       3,570      (3,499)     (2,216)
      Restructuring and impairment charges ................................................       6,381      44,315       6,342
      Gain from divestiture of businesses .................................................          --      (1,438)       (684)
      Gain on sale of investment in CF Industries, Inc. ...................................    (102,446)         --          --
      Equity in earnings of affiliated companies ..........................................     (36,692)    (58,412)    (57,249)
      Minority interests ..................................................................       1,354       1,648       6,366
      Other ...............................................................................      (7,389)     (1,239)    (12,125)
      Changes in current assets and liabilities, net of acquisitions and divestitures:
      Receivables .........................................................................     (38,964)     37,586     (46,484)
      Inventories .........................................................................      (6,058)     15,105     (14,314)
      Other current assets ................................................................     (50,468)    (36,152)    (56,926)
      Accounts payable ....................................................................     164,155      72,378      36,345
      Accrued expenses ....................................................................      17,143     (17,089)     44,400
                                                                                              ---------   ---------   ---------
   Net cash provided by operating activities ..............................................     223,082     202,024     230,490

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment ..........................................     (70,424)    (96,099)    (71,651)
      Acquisitions, net of cash acquired ..................................................     (46,101)    (12,150)         --
      Payments for investments ............................................................      (5,566)       (703)    (10,047)
      Net proceeds from divestiture of businesses .........................................       2,635      13,068       1,815
      Proceeds from sale of investments ...................................................     316,900       2,342       3,000
      Proceeds from sale of property, plant and equipment .................................      22,197      11,990      21,727
      Dividends from investments in affiliated companies ..................................      35,250      47,846      37,356
      Decrease (increase) in restricted cash ..............................................      20,338        (220)    (20,118)
      Other ...............................................................................         543         860       3,667
                                                                                              ---------   ---------   ---------
   Net cash provided (used) by investing activities .......................................     275,772     (33,066)    (34,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) increase in short-term debt .....................................      21,256     (28,616)     11,683
      Proceeds from issuance of long-term debt ............................................       2,022      17,416     185,037
      Principal payments on long-term debt ................................................    (287,344)   (146,011)   (304,910)
      Principal payments on obligations under capital lease ...............................     (92,556)    (10,367)     (9,590)
      Payments for debt extinguishment costs ..............................................     (11,014)         --          --
      Payments for debt issuance costs ....................................................          --      (4,323)     (3,486)
      Payments for redemption of member equities ..........................................     (68,714)    (34,615)    (24,380)
      Other ...............................................................................      (1,993)       (304)       (688)
                                                                                              ---------   ---------   ---------
   Net cash used by financing activities ..................................................    (438,343)   (206,820)   (146,334)
   Net cash provided (used) by operating activities of discontinued operations (revised) ..       3,922      (1,449)     (2,987)
   Net cash provided by investing activities of discontinued operations (revised) .........      42,135       2,173        (971)
                                                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents ......................................     106,568     (37,138)     45,947
Cash and cash equivalents at beginning of year ............................................      73,136     110,274      64,327
                                                                                              ---------   ---------   ---------
   Cash and cash equivalents at end of year ...............................................   $ 179,704   $  73,136   $ 110,274
                                                                                              =========   =========   =========

           See accompanying notes to consolidated financial statements.

                               LAND O'LAKES, INC.

                       CONSOLIDATED STATEMENTS OF EQUITIES


                                                                                                ACCUMULATED
                                                                      MEMBER EQUITIES              OTHER
                                                   CAPITAL   --------------------------------  COMPREHENSIVE   RETAINED     TOTAL
                                                    STOCK    ALLOCATED   DEFERRED      NET     INCOME (LOSS)   EARNINGS   EQUITIES
                                                    -----    ---------   --------   --------- --------------  ---------   --------
BALANCE, DECEMBER 31, 2002 .......................  $2,190   $884,697    $(25,701)  $858,996    $   (622)      $35,201   $895,765
Capital stock issued .............................       3         --          --         --          --            --          3
Capital stock redeemed ...........................     (68)        --          --         --          --            --        (68)
2003 earnings, as applied ........................      --     40,045        (312)    39,733          --        42,261     81,994
   Less portion stated as current liability ......      --    (11,640)         --    (11,640)         --            --    (11,640)
Portion of member equities stated as current
   liability .....................................      --     (7,809)         --     (7,809)         --            --     (7,809)
Cash patronage and redemption of member equities .      --    (24,380)         --    (24,380)         --            --    (24,380)
Redemption included in prior year's liabilities ..      --     12,388          --     12,388          --            --     12,388
Minimum pension liability adjustment, net of
   income taxes ..................................      --         --          --         --     (65,617)           --    (65,617)
Unrealized gain on available-for-sale investment
   securities ....................................      --         --          --         --       1,062            --      1,062
Foreign currency translation adjustment ..........      --         --          --         --        (508)           --       (508)
Other, net .......................................      --       (702)         --       (702)         --        (1,124)    (1,826)
                                                    ------   --------    --------   --------    --------       -------   --------
BALANCE, DECEMBER 31, 2003 .......................   2,125    892,599     (26,013)   866,586     (65,685)       76,338    879,364

Capital stock issued .............................       2         --          --         --          --            --          2
Capital stock redeemed ...........................     (68)        --          --         --          --            --        (68)
2004 earnings, as applied ........................      --     23,636       1,920     25,556          --        (4,123)    21,433
   Less portion stated as current liability ......      --    (15,757)         --    (15,757)         --            --    (15,757)
Portion of member equities stated as current
   liability .....................................      --     (6,560)         --     (6,560)         --            --     (6,560)
Cash patronage and redemption of member equities .      --    (34,615)         --    (34,615)         --            --    (34,615)
Redemption included in prior year's liabilities ..      --     19,449          --     19,449          --            --     19,449
Minimum pension liability adjustment, net of
   income taxes ..................................      --         --          --         --      (7,402)           --     (7,402)
Unrealized loss on available-for-sale
   investment securities .........................      --         --          --         --        (521)           --       (521)
Foreign currency translation adjustment ..........      --         --          --         --        (184)           --       (184)
Other, net .......................................      --     (1,615)       (285)    (1,900)         --         1,663       (237)
                                                    ------   --------    --------   --------    --------       -------   --------
BALANCE, DECEMBER 31, 2004 .......................   2,059    877,137     (24,378)   852,759     (73,792)       73,878    854,904

Capital stock issued .............................       9         --          --         --          --            --          9
Capital stock redeemed ...........................    (101)        --          --         --          --            --       (101)
2005 earnings, as applied ........................      --    118,273       1,847    120,120          --         8,823    128,943
   Less portion stated as current liability ......      --    (23,655)         --    (23,655)         --            --    (23,655)
Portion of member equities stated as current
   liability .....................................      --     (5,967)         --     (5,967)         --            --     (5,967)
Cash patronage and redemption of member equities .      --    (68,714)         --    (68,714)         --            --    (68,714)
Redemption included in prior year's liabilities ..      --     22,317          --     22,317          --            --     22,317
Minimum pension liability adjustment, net of
   income taxes ..................................      --         --          --         --      (2,603)           --     (2,603)
Unrealized loss on available-for-sale investment
   securities ....................................      --         --          --         --        (155)           --       (155)
Foreign currency translation adjustment, net of
   income taxes ..................................      --         --          --         --       1,387            --      1,387
Other, net .......................................      --     (3,181)       (161)    (3,342)         --           534     (2,808)
                                                    ------   --------    --------   --------    --------       -------   --------
BALANCE, DECEMBER 31, 2005 .......................  $1,967   $916,210    $(22,692)  $893,518    $(75,163)      $83,235   $903,557
                                                    ======   ========    ========   ========    ========       =======   ========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ($ IN THOUSANDS IN TABLES)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Land O'Lakes, Inc. is a diversified member-owned food and agricultural cooperative serving agricultural producers throughout the United States. Through its five operating segments of Dairy Foods, Feed, Seed, Agronomy and Layers, Land O'Lakes, Inc. procures approximately 12 billion pounds of member milk annually, markets more than 300 dairy products and provides member cooperatives, farmers and ranchers with an extensive line of agricultural supplies (including feed, seed, crop nutrients and crop protection products).

REVENUE RECOGNITION

     Revenue is recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales are reduced by certain coupon, trade promotion and other costs, some of which are recorded by estimating expense based on the Company's historical experience. Estimated product returns in Seed are deducted from sales at the time of shipment.

STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of Land O'Lakes, Inc. and wholly owned and majority owned subsidiaries and limited liability companies ("Land O'Lakes" or the "Company"). Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation. These reclassifications had no effect on gross profit or net earnings. The reclassifications relate to the presentation of certain customer discounts as seed sales deductions in the consolidated statements of operations. In addition, in 2005, the Company has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations which in prior periods were reported on a combined basis as a single amount.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out or average cost basis.

DERIVATIVE COMMODITY INSTRUMENTS

     In the normal course of operations, the Company purchases commodities such as milk, butter and soybean oil in Dairy Foods; soybean meal and corn in Feed; and soybeans in Seed. Derivative commodity instruments, consisting primarily of futures contracts offered through regulated commodity exchanges, are used to reduce exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked-to-market each month and gains and losses ("unrealized hedging gains and losses") are recognized in cost of sales. The Company has established formal position limits to monitor its hedging activities and generally does not use derivative commodity instruments for speculative purposes.

     The Company uses interest rate swaps to help manage its exposure to interest rate fluctuations. The objective of the swaps is to maintain an appropriate balance between fixed and floating interest rate exposures. Both changes in the fair value of the interest rate swaps designated and effective as fair value hedges and changes in the fair value of the underlying hedged debt are recorded as adjustments to interest expense.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life (10 to 30 years for land improvements and buildings and building equipment, 3 to 10 years for machinery and equipment and 3 to 5 years for software) of the respective assets in accordance with the straight-line method. Accelerated methods of depreciation are used for income tax purposes.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets acquired and liabilities assumed. Other intangible assets consist primarily of trademarks, patents and agreements not to compete. Certain trademarks are not amortized because they have indefinite lives. The remaining other intangible assets are amortized using the straight-line method over the estimated useful lives, ranging from 3 to 17 years.

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

ADVERTISING AND PROMOTION COSTS

     Advertising and promotion costs are expensed as incurred. Advertising and promotion costs were $54.0 million, $52.9 million and $52.1 million in 2005, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT

     Expenditures for research and development are charged to administrative expense in the year incurred. Total research and development expenses were $30.3 million, $29.6 million and $29.0 million in 2005, 2004 and 2003, respectively.

STOCK-BASED COMPENSATION

     The Company offers a Value Appreciation Right Awards (VAR) plan to certain eligible employees. Participants are granted an annual award of VAR "Units," which are not traditional stock and do not provide the employee any voting right or right to receive assets of Land O'Lakes. This plan is accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," using the fair-value method. Units are issued as of January 1 and valued based on a formula reflecting the fair value of the Company at the close of the preceding year. Compensation cost is recognized for the appreciation in the value of the Units over a four-year vesting period, including participant awards which become fully vested upon retirement, using the graded vesting method as described in SFAS Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Stock-based compensation expenses were $2.3 million in 2005, $0.8 million in 2004 and $0 in 2003, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 states that the tax deduction on qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, "Accounting for Income Taxes," and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. This FSP was effective January 1, 2005, and the Company has included a $0.6 million income tax benefit related to this deduction in its consolidated financial statements for the year ended December 31, 2005.

     In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment." This Statement eliminated the alternative of accounting for share-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The revised standard requires compensation expense for shares with accelerated vesting provisions to be recognized in the period the employee becomes eligible for the award. This Statement is effective January 1, 2006 and is not expected to have a significant impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. As permitted by the Interpretation, the Company early-adopted FIN 46 as of July 1, 2003 and began consolidating MoArk, LLC ("MoArk"), an egg production and marketing company. FIN 46 was revised in December 2003 and was effective for the Company on January 1, 2005 and had no material impact to the Company's consolidated financial statements.

     In November 2004, the FASB issued Statement No. 151, "Inventory Costs." This Statement requires that abnormal idle facility expense, spoilage, freight and handling cost be recognized as current-period charges. In addition, Statement No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. The Company is required to adopt the provisions of this Statement prospectively after January 1, 2006. The effect of adoption is not expected to be material to the Company's consolidated financial statements.

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

2.   MOARK, LLC CONSOLIDATION AND PLANNNED ACQUISITION OF MINORITY INTEREST

     Through June 30, 2003, the Company carried its 50% ownership interest in MoArk, LLC ("MoArk") under the equity method and the remaining interest was owned by Osborne Investments, LLC ("Osborne"). In 2003, the Company increased its ownership from 50% to 57.5% with an additional investment of $7.8 million; and in accordance with the provisions of FIN 46, "Consolidation of Variable Interest Entities," effective July 1, 2003, the Company consolidated MoArk into its financial statements. Although Osborne held a 42.5% ownership interest in MoArk, the Company was allocated 100% of the earnings or loss from the operations of MoArk.

     The Company held a right to acquire (and Osborne held the right to require the Company to acquire) the remaining 42.5% of MoArk owned by Osborne for a $42.2 million minimum payment in 2007, plus an additional amount related to market conditions. In 2005, the Company and Osborne agreed to accelerate the transfer of ownership; and, in January 2006, the Company purchased the remaining 42.5% minority interest in MoArk for $71.0 million in cash. Accordingly, the Company had a $71.0 million accrued expense liability in the consolidated balance sheet at December 31, 2005.

3.   RESTRICTED CASH

     On March 28, 2003, Cheese & Protein International LLC ("CPI"), a consolidated subsidiary, amended its lease for property and equipment relating to its cheese manufacturing and whey processing plant in Tulare, California. The amendment required Land O'Lakes to maintain a $20 million restricted cash account to support the lease. In 2005, this amount was released to the Company as more fully described in Note 21.

4.   RECEIVABLES

     A summary of receivables at December 31 is as follows:

                                                         2005       2004
                                                       --------   --------
Trade accounts .....................................   $ 95,040   $ 67,687
Notes and contracts ................................     90,119     65,003
Notes from sale of trade receivables (see Note 5) ..    369,429    362,123
Other ..............................................     51,167     79,566
                                                       --------   --------
                                                        605,755    574,379
Less allowance for doubtful accounts ...............     14,310     15,538
                                                       --------   --------
Total receivables, net .............................   $591,445   $558,841
                                                       ========   ========

     A substantial portion of Land O'Lakes receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company's credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.

     The Company operates a wholly owned subsidiary which provides operating loans and facility financing to farmers and livestock producers. These loans, which relate primarily to dairy, swine, cattle and other livestock production, are presented as notes and contracts for the current portion and as other assets for the noncurrent portion.

5.   RECEIVABLES PURCHASE FACILITY

     In December 2001, the Company established a $100 million (expanded to $200 million in 2004) receivables purchase facility with CoBank, ACB ("CoBank") in an effort to reduce the Company's overall financing costs. A wholly owned, unconsolidated special purpose entity ("SPE") was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables from the Company to the SPE are structured as sales; accordingly, the receivables transferred to the SPE are not reflected in the Company's consolidated balance sheets. The Company sells the receivables to the SPE in exchange for a note equal to the present value of the receivables, adjusted for risk of loss. Amounts owing on the note are paid back to the Company upon collection of the receivables by the SPE or when the SPE enters into borrowings with CoBank. Accordingly, cash flows between the Company and the SPE represent collections on the notes receivable, which were $6,626.8 million and $5,658.4 million in 2005 and 2004, respectively. The Company is subject to credit risk related to the repayment of the notes receivable with the SPE, which, in turn, is dependent upon the collection of the SPE's receivables pool. The Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At December 31, 2005 and 2004, the SPE had no borrowings outstanding with CoBank under this facility.

6.   INVENTORIES

     A summary of inventories at December 31 is as follows:

                                   2005       2004
                                 --------   --------
Raw materials ................   $148,560   $159,842
Work in process ..............      2,297      9,216
Finished goods ...............    302,278    284,957
                                 --------   --------
Total inventories ............   $453,135   $454,015
                                 ========   ========

7.   INVESTMENTS

     A summary of investments at December 31 is as follows:

                                                           2005       2004
                                                         --------   --------
Agriliance LLC .......................................   $112,932   $101,263
Ag Processing Inc. ...................................     35,831     37,461
Advanced Food Products, LLC ..........................     31,904     31,322
Agronomy Company of Canada Ltd. ......................     14,464     10,549
CoBank, ACB ..........................................     10,688     15,467
Universal Cooperatives, Inc. .........................      7,716      7,629
Melrose Dairy Proteins, LLC ..........................      7,495      7,293
Prairie Farms Dairy, Inc. ............................      4,315      4,795
MoArk/Fort Recovery Egg Marketing, LLC ...............      1,103        541
Other - principally cooperatives and joint ventures ..     37,338     41,228
CF Industries, Inc. ..................................         --    213,002
                                                         --------   --------
Total investments ....................................   $263,786   $470,550
                                                         ========   ========

     In 2005, the Company sold its entire interest in CF Industries, Inc., a domestic manufacturer of agronomy crop nutrients, for $315.5 million in cash, which resulted in a gain on sale of investment of $102.4 million. In 2004, the Company sold certain investments in Feed for $2.3 million in cash.

     As of December 31, 2005, the Company has a 50-percent voting interest in numerous joint ventures including Agriliance LLC, Agronomy Company of Canada Ltd., Melrose Dairy Proteins, LLC, and MoArk/Fort Recovery Egg Marketing, LLC. The Company also holds a 35-percent voting interest in Advanced Food Products, LLC. The Company's two largest equity investments based on each investee's total assets or earnings were Agriliance LLC and MoArk/Fort Recovery Egg Marketing, LLC. Summarized financial information as of and for the years ended December 31 is as follows:

Agriliance LLC:

                                    2005         2004
                                 ----------   ----------
Net sales ....................   $3,819,523   $3,489,824
Gross profit .................      377,682      360,252
Net earnings .................       71,011       78,624
Current assets ...............    1,712,290    1,696,688
Non-current assets ...........      154,270      124,751
Current liabilities ..........    1,520,780    1,490,313
Non-current liabilities ......      119,917      128,631
Total equity .................      225,863      202,495

MoArk/Fort Recovery Egg Marketing, LLC:

                                   2005      2004
                                 -------   -------
Net sales ....................   $61,937   $81,152
Gross (loss) profit ..........    (9,356)   12,918
Net (loss) earnings ..........    (9,776)   12,561
Current assets ...............     7,402     6,034
Non-current assets ...........        80        --
Current liabilities ..........     5,276     4,952
Non-current liabilities ......        --        --
Total equity .................     2,206     1,082

8.   PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment at December 31 is as follows:

     Owned property, plant and equipment:

                                                 2005         2004
                                              ----------   ----------
Machinery and equipment ...................   $  698,751   $  637,394
Buildings and building equipment ..........      351,626      318,868
Land and land improvements ................       64,060       60,797
Software ..................................       61,603       61,847
Construction in progress ..................       27,778       30,452
                                              ----------   ----------
                                               1,203,818    1,109,358
Less accumulated depreciation .............      545,610      499,346
                                              ----------   ----------
Total property, plant and equipment, net ..   $  658,208   $  610,012
                                              ==========   ==========

     Property under capital lease:

                                               2005      2004
                                             -------   --------
Machinery and equipment ..................   $ 7,599   $ 80,974
Buildings and building equipment .........     7,251     35,629
Land and land improvements ...............       200      2,346
                                             -------   --------
                                              15,050    118,949
Less accumulated depreciation ............     4,608     18,770
                                             -------   --------
Total property under capital lease, net ..   $10,442   $100,179
                                             =======   ========

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill: The carrying amount of goodwill at December 31 is as follows:

                                   2005       2004
                                 --------   --------
Feed .........................   $115,593   $113,806
Layers .......................     79,567     79,764
Dairy Foods ..................     69,904     69,904
Agronomy .....................     51,566     57,643
Seed .........................     10,429     10,465
                                 --------   --------
Total goodwill ...............   $327,059   $331,582
                                 ========   ========

     In 2005, goodwill increased by $1.8 million in Feed due to the partial purchase of a minority interest of a subsidiary for a price in excess of the minority interest share acquired. Goodwill decreased by $0.2 million in Layers, which resulted from the reclassification of $33.8 million of goodwill to assets held for sale in other current assets, partially offset by $33.6 million of additional goodwill from the anticipated purchase of the minority interest in MoArk, LLC. The goodwill decrease in Agronomy resulted from amortization associated with investments in joint ventures and cooperatives.

     Other Intangible Assets: A summary of other intangible assets at December 31 is as follows:

                                                              2005      2004
                                                            -------   -------
Amortized other intangible assets:
Patents, less accumulated amortization of
   $4,909 and $3,757, respectively ......................   $11,802   $12,960
Trademarks, less accumulated amortization of
   $2,078 and $2,048 respectively .......................     1,892     1,845
Other intangible assets, less accumulated amortization
   of $8,543 and $9,620, respectively ...................     6,448     7,586
                                                            -------   -------
Total amortized other intangible assets .................    20,142    22,391
Total non-amortized other intangible assets --
   trademarks and dealer networks .......................    76,625    76,625
                                                            -------   -------
Total other intangible assets ...........................   $96,767   $99,016
                                                            =======   =======

     Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $4.7 million, $4.3 million and $5.3 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.4 million annually. The weighted-average life of the intangible assets subject to amortization is approximately nine years.

10.  DEBT OBLIGATIONS

     The Company had notes and short-term obligations at December 31, 2005 and 2004 of $76.5 million and $51.8 million, respectively. The weighted average interest rates on short-term borrowings and notes outstanding at December 31, 2005 and 2004 were 5.67% and 4.19%, respectively.

     A summary of long-term debt at December 31 is as follows:

                                                              2005       2004
                                                            --------   --------
Senior unsecured notes - due 2011 (8.75%) ...............   $196,452   $350,000
Senior secured notes - due 2010 (9.00%) .................    175,000    175,000
Term B loan - paid in full in 2005 ......................         --    118,373
Capital Securities of Trust Subsidiary -
   due 2028 (7.45%) .....................................    190,700    190,700
MoArk LLC debt - due 2006 through 2023
   (7.58% weighted average) .............................     59,136     73,471
Industrial development revenue bonds and other secured
   notes payable - due 2006 through 2016
   (1.65% to 6.00%) .....................................     14,893     14,917
Other debt ..............................................     25,232     21,455
                                                            --------   --------
                                                             661,413    943,916
Less current portion ....................................     22,245     10,680
                                                            --------   --------
Total long-term debt ....................................   $639,168   $933,236
                                                            ========   ========

     In November 2005, the Company completed a "modified Dutch Auction" cash tender of its 8.75% senior unsecured notes due 2011. The Company purchased $149.8 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount.

     In September 2005, the Company initiated a par offer in accordance with the indentures governing the 8.75% senior unsecured notes and 9.00% senior secured notes as a result of proceeds received from the sale of its investment in CF Industries. A total of $3.8 million of the Company's 8.75% senior unsecured notes were tendered. None of the 9.00% senior secured notes were tendered.

     During February and March 2005, the Company paid off the remaining balance of the Term B loan without penalty. In February 2005, the Company made a $50.0 million prepayment on the Term B loan, of which approximately $46.5 million was mandatory based on an excess cash flow calculation for the year ended December 31, 2004, as defined in the credit agreement. The remaining $3.5 million was optional. In March 2005, the Company made a further prepayment of the remaining $68.4 million on the Term B loan due, in part, from cash proceeds received from the disposal of assets related to its swine production operations.

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

     Interest paid on debt obligations was $78.0 million, $80.3 million and $79.9 million in 2005, 2004 and 2003, respectively.

     At December 31, 2005, the Company also had a $200 million revolving credit facility due January 2007, subject to a borrowing base limitation. There were no borrowings on this facility as of December 31, 2005. As of December 31, 2005, $147.6 million was available under the revolving credit facility after giving effect to $52.4 million of outstanding letters of credit, which reduce availability. Borrowings under the revolving credit facility bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin depends on Land O'Lakes leverage ratio. Based upon Land O'Lakes leverage ratio at the end of 2005, the LIBOR margin for the revolving credit facility is 200 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of the Company. As a result of the Company's January 2006 purchase of the minority interest in MoArk, LLC, the revolving credit facility was amended to allow for the continued treatment of MoArk as an unrestricted subsidiary under this agreement.

     The Company's MoArk subsidiary had a $60 million revolving credit facility due March 2006, subject to a borrowing base limitation. Borrowings of $19 million and $0, respectively, were outstanding at December 31, 2005 and 2004, and are recorded as notes and short-term obligations. MoArk had outstanding notes and term loans of $59.1 million and $73.5 million as of December 31, 2005 and 2004, respectively. The term loans and revolving credit facility are subject to certain debt covenants, including a minimum interest coverage ratio and a maximum net allowable capital expenditure calculation. At December 31, 2005, MoArk was not in compliance with these covenant requirements and obtained waivers until February 2007 for a term loan and until March 2006 for a term loan and the revolving credit facility.

     Substantially all of the Company's assets, excluding assets of MoArk, have been pledged to its lenders under the terms of its financing arrangements including, but not limited to, the revolving credit facility and the senior secured notes due 2010. Land O'Lakes debt covenants include certain minimum financial ratios that were all satisfied as of December 31, 2005.

     The Company uses interest rate swaps to help manage exposure to interest rate fluctuations. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At December 31, 2005, the aggregate notional amount of the swaps was $102 million. The fair value of the interest rate swaps at December 31, 2005 was a liability of $1.9 million, which is reflected in employee benefits and other liabilities, and the fair value adjustment on the hedged debt was included in long-term debt in the consolidated balance sheets.

     The maturity of long-term debt for the next five years and thereafter is summarized in the table below.

YEAR                             $ AMOUNT
----                             --------
2006 .........................     22,245
2007 .........................     11,078
2008 .........................      5,748
2009 .........................      5,437
2010 .........................    180,589
2011 and thereafter ..........    436,316

11. OTHER COMPREHENSIVE INCOME

                                                                                  2005       2004      2003
                                                                                --------   -------   --------
Net earnings ................................................................   $128,943   $21,433   $ 81,994
Minimum pension liability adjustment (net of income taxes of $1,5921 in 2005,
   $4,698 in 2004 and $40,645 in 2003) ......................................     (2,603)   (7,402)   (65,617)
Unrealized (loss) gain on available-for-sale investment securities ..........       (155)     (521)     1,062
Foreign currency translation adjustment .....................................      1,387      (184)      (508)
                                                                                --------   -------   --------
Total comprehensive income ..................................................   $127,572   $13,326   $ 16,931
                                                                                ========   =======   ========

     The minimum pension liability adjustment for 2005, 2004 and 2003 reflects $(5.7) million, $(8.6) million and $(60.9) million, respectively, for Land O'Lakes defined benefit pension plans and $3.1 million, $1.2 million and $(4.7) million, respectively, for the Company's portion of the minimum pension liability adjustment for its joint venture in Agriliance LLC.

The components of accumulated other comprehensive loss at December 31 are as follows:

                                                                   2005       2004
                                                                 --------   ---------
Minimum pension liability, net of income taxes ...............   $(76,638)  $(74,035)
Unrealized gain on available-for-sale investment securities ..        404        559
Foreign currency translation adjustment ......................      1,071       (316)
                                                                 --------   --------
Accumulated other comprehensive loss .........................   $(75,163)  $(73,792)
                                                                 ========   ========

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following tables provide information about the carrying amount, notional amount and fair value of financial instruments, including derivative financial instruments. The Company believes it is not practical to estimate the fair value of investments in other cooperatives due to the excessive cost involved, as there is no established market for these investments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and short-term investments, receivables, accounts payable and notes and short-term obligations, approximate fair value due to the short-term maturity of the instruments. The carrying value of MoArk's LIBOR-based debt also approximates fair value since the interest rate automatically adjusts every one to three months and credit spreads are not believed to have changed materially since the facilities were established. The fair value of fixed rate long-term debt was estimated through a present value calculation based on available information on prevailing market interest rates for similar securities on the respective reporting dates and is summarized at December 31, as follows:

                                                             2005                  2004
                                                     -------------------   -------------------
                                                     CARRYING     FAIR     CARRYING     FAIR
                                                      AMOUNT      VALUE     AMOUNT      VALUE
                                                     --------   --------   --------   --------
Senior unsecured notes due 2011 ..................   $196,452   $205,601   $350,000   $348,406
Senior secured notes due 2010 ....................    175,000    192,021    175,000    191,329
MoArk fixed rate debt ............................     37,843     36,744     50,943     51,986
Capital Securities of Trust Subsidiary due 2028 ..    190,700    153,031    190,700     78,957

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

                                                    2005                 2004
                                             ------------------   ------------------
                                             NOTIONAL     FAIR    NOTIONAL     FAIR
                                              AMOUNT     VALUE     AMOUNT     VALUE
                                             --------   -------   --------   -------
Derivative financial instruments:
   Commodity futures and options contracts
   Commitments to purchase ...............   $177,507   $  (433)  $147,965   $(3,790)
   Commitments to sell ...................    (61,162)   (4,477)   (62,224)   (4,171)

13. INCOME TAXES

The components of the income tax provision are summarized as follows:

                                   2005      2004      2003
                                  ------   -------   -------
Current expense (benefit)
   Federal ....................   $ (584)  $ 5,071   $ 7,999
   State ......................      912     1,310     1,029
                                  ------   -------   -------
                                     328     6,381     9,028
Deferred expense (benefit) ....
   Federal ....................    4,377    (4,368)    9,279
   State ......................      800      (609)    2,396
                                  ------   -------   -------
                                   5,177    (4,977)   11,675
                                  ------   -------   -------
Income tax expense ............   $5,505   $ 1,404   $20,703
                                  ======   =======   =======

     The effective tax rate differs from the statutory rate primarily as a result of the following:

                                               2005     2004     2003
                                              ------   ------   ------
Statutory rate ............................    35.0%    35.0%    35.0%
Patronage refunds .........................   (31.3)   (28.0)   (13.0)
State income tax, net of federal benefit ..     0.8      1.5      2.1
Amortization of goodwill ..................      --      1.6      0.3
Effect of foreign operations ..............    (0.7)    (4.0)    (1.4)
Disposal of investment ....................      --     (4.2)      --
Additional taxes provided (benefited) .....     1.4      0.9     (5.0)
Meals and entertainment ...................     0.6      3.3      1.3
Tax credits ...............................    (0.6)    (2.9)    (0.6)
Other, net ................................    (1.0)     1.5      0.5
                                              -----    -----    -----
Effective tax rate ........................     4.2%     4.7%    19.2%
                                              =====    =====    =====

     The significant components of the deferred tax assets and liabilities at December 31 are as follows:

                                            2005       2004
                                          --------   --------
Deferred tax assets related to:
   Deferred patronage .................   $ 45,864   $ 31,889
   Accrued expenses ...................     71,438     67,389
   Allowance for doubtful accounts ....      4,973      6,125
   Inventories ........................         --      3,673
   Asset impairments ..................      4,233     16,039
   Joint ventures .....................         --     20,553
   Net operating loss carryforwards ...     36,447     32,178
   Deferred tax credits ...............      7,502      6,773
                                          --------   --------
Total deferred tax assets .............    170,457    184,619
                                          --------   --------
Deferred tax liabilities related to:
   Property, plant and equipment ......    105,162    101,022
   Inventories ........................      3,779         --
   Joint Ventures .....................        989         --
   Intangibles ........................     10,778     26,643
   Deferred revenue ...................     13,827     17,265
   Other, net .........................        787      2,123
                                          --------   --------
Total deferred tax liabilities ........    135,322    147,053
                                          --------   --------
Net deferred tax assets ...............   $ 35,135   $ 37,566
                                          ========   ========

The net deferred tax assets are classified in the consolidated balance sheets as follows:

                                     2005      2004
                                   -------   -------
Other current assets ...........   $26,402   $28,797
Other assets ...................     8,733     8,769
                                   -------   -------
Total net deferred tax assets ..   $35,135   $37,566
                                   =======   =======

     As of December 31, 2005, the Company had net operating loss carryforwards of approximately $95.3 million for tax purposes available to offset future taxable income. If not used, these carryforwards will expire, primarily in years 2022 and 2024.

     As of December 31, 2005, a basis difference of approximately $13.0 million existed with respect to investments in foreign subsidiaries and foreign corporate joint ventures that are considered to be indefinite in nature. The underlying deferred tax liability has not been recognized due to the permanent nature of the investment.

     SFAS No. 109, "Accounting for Income Taxes," requires consideration of a valuation allowance if it is "more likely than not" that benefits of deferred tax assets will not be realized. The Company has determined, based on prior earnings history, reversal of deferred liabilities and anticipated earnings, that no valuation allowance is necessary.

     Income taxes paid (recovered) in 2005, 2004 and 2003 were $0.1 million, $11.1 million and $(6.6) million, respectively.

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

OBLIGATION AND FUNDED STATUS AT DECEMBER 31

                                                                               PENSION BENEFITS                      OTHER
                                                                  -----------------------------------------      POSTRETIREMENT
                                                                     QUALIFIED PLAN     NON-QUALIFIED PLANS         BENEFITS
                                                                  -------------------   -------------------   -------------------
                                                                    2005       2004       2005       2004       2005       2004
                                                                  --------   --------   --------   --------   --------   --------
Change in benefit obligation:
   Benefit obligation at beginning of year ....................   $440,637   $415,398   $ 46,666   $ 47,732   $ 71,194   $ 67,924
   Service cost ...............................................     17,143     16,957        297        154        650        804
   Interest cost ..............................................     27,084     24,627      2,939      2,745      3,913      4,079
   Plan participants' contributions ...........................         --         --         --         --      2,185      2,043
   Plan amendments ............................................         --     (3,309)        --       (199)        --         --
   Actuarial loss (gain) ......................................     44,747      5,584      6,476     (1,329)      (454)     4,481
   Benefits paid ..............................................    (20,751)   (18,620)    (2,629)    (2,437)    (7,489)    (8,137)
                                                                  --------   --------   --------   --------   --------   --------
   Benefit obligation at end of year ..........................   $508,860   $440,637   $ 53,749   $ 46,666   $ 69,999   $ 71,194
                                                                  ========   ========   ========   ========   ========   ========
Change in plan assets:
   Fair value of plan assets at beginning of year .............   $390,390   $361,265   $     --   $     --   $     --   $     --
   Actual gain on plan assets .................................     31,101     37,745         --         --         --         --
   Company contributions ......................................     25,000     10,000      2,629      2,437      5,304      6,094
   Plan participants' contributions ...........................         --         --         --         --      2,185      2,043
   Benefits paid ..............................................    (20,751)   (18,620)    (2,629)    (2,437)    (7,489)    (8,137)
                                                                  --------   --------   --------   --------   --------   --------
   Fair value of plan assets at end of year ...................   $425,740   $390,390   $     --   $     --   $     --   $     --
                                                                  ========   ========   ========   ========   ========   ========
   Funded status ..............................................   $(83,120)  $(50,247)  $(53,749)  $(46,666)  $(69,999)  $(71,194)
   Unrecognized net actuarial loss ............................    167,403    130,200     14,288      8,738     34,142     37,062
   Unrecognized prior service cost ............................        149        182     (2,076)    (2,539)     2,128      2,394
   Unrecognized transition obligation .........................         --         --         --         --      4,500      5,143
                                                                  --------   --------   --------   --------   --------   --------
   Net amount recognized ......................................   $ 84,432   $ 80,135   $(41,537)  $(40,467)  $(29,229)  $(26,595)
                                                                  ========   ========   ========   ========   ========   ========
Amounts recognized in consolidated balance sheets consist of:
   Accrued benefit liability ..................................   $(30,681)  $(28,798)  $(50,064)  $(45,934)  $(29,229)  $(26,595)
   Intangible asset ...........................................        149        182         --         --         --         --
   Accumulated other comprehensive loss before income taxes ...    114,964    108,751      8,527      5,467         --         --
                                                                  --------   --------   --------   --------   --------   --------
   Net amount recognized ......................................   $ 84,432   $ 80,135   $(41,537)  $(40,467)  $(29,229)  $(26,595)
                                                                  ========   ========   ========   ========   ========   ========

     The accumulated benefit obligation for the Company's defined benefit pension plan was $456.4 million and $419.2 million at December 31, 2005 and 2004, respectively. The accumulated benefit pension obligation for the Company's non-qualified, defined benefit pension plans was $50.1 million and $45.9 million at December 31, 2005 and 2004, respectively.

     Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31 is as follows:

                                                 PENSION BENEFITS
                                    -----------------------------------------
                                       QUALIFIED PLAN     NON-QUALIFIED PLANS
                                    -------------------   -------------------
                                      2005       2004        2005      2004
                                    --------   --------    -------   -------
Projected benefit obligation ....   $508,860   $440,637    $53,749   $46,666
Accumulated benefit obligation ..    456,421    419,188     50,064    45,934
Fair value of plan assets .......    425,740    390,390         --        --

     Components of net periodic benefit cost are as follows:

                                                  PENSION BENEFITS          OTHER POSTRETIREMENT BENEFITS
                                           ------------------------------   -----------------------------
                                             2005       2004       2003         2005     2004     2003
                                           --------   --------   --------      ------   ------   ------
Service cost ...........................   $ 17,440   $ 17,111   $ 16,586      $  650   $  804   $  803
Interest cost ..........................     30,023     27,372     27,169       3,913    4,079    4,353
Expected return on assets ..............    (33,577)   (32,736)   (32,806)         --       --       --
Amortization of actuarial loss .........     10,946      5,923      1,771       2,465    2,346    2,169
Amortization of prior service cost .....       (430)       723        844         266      266      266
Amortization of transition obligation ..         --         --         --         643      643      643
                                           --------   --------   --------      ------   ------   ------
Net periodic benefit cost ..............   $ 24,402   $ 18,393   $ 13,564      $7,937   $8,138   $8,234
                                           ========   ========   ========      ======   ======   ======

     ADDITIONAL INFORMATION

                                                         PENSION BENEFITS
                                              --------------------------------------
                                               QUALIFIED PLAN    NON-QUALIFIED PLANS
                                              ----------------   -------------------
                                               2005      2004       2005     2004
                                              ------   -------     ------   ------
(Decrease) increase in intangible asset ...   $  (33)  $(4,470)    $   --   $   --
Increase in additional minimum liability ..    6,180     7,376      3,060    2,130
                                              ------   -------     ------   ------
Increase in other comprehensive loss,
   before income taxes ....................   $6,213   $11,846     $3,060   $2,130
                                              ======   =======     ======   ======

     Weighted-average assumptions used to determine benefit obligations at December 31:

                                                                      OTHER
                                                                 POSTRETIREMENT
                                              PENSION BENEFITS      BENEFITS
                                              ----------------   --------------
                                                2005   2004       2005   2004
                                                ----   ----       ----   ----
Discount rate..............................     5.75%  6.00%      5.75%  6.00%
Rate of long-term return on plan assets....     8.25%  8.50%      N/A    N/A
Rate of compensation increase..............     4.25%  4.25%      N/A    N/A

     Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

                                               PENSION BENEFITS    OTHER POSTRETIREMENT BENEFITS
                                              ------------------   -----------------------------
                                              2005   2004   2003        2005   2004   2003
                                              ----   ----   ----        ----   ----   ----
Discount rate..............................   6.00%  6.25%  7.00%       6.00%  6.25%  7.00%
Rate of long-term return on plan assets....   8.50%  8.50%  8.50%       N/A    N/A    N/A
Rate of compensation increase..............   4.25%  4.25%  4.25%       N/A    N/A    N/A

     The Company employs a building block approach in determining the long-term rate of return for the assets in the qualified, defined benefit pension plan. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. Diversification and rebalancing of the plan assets are properly considered as part of establishing the long-term portfolio return. Peer data and historical returns are reviewed to check for reasonability and appropriateness. The Company determined its discount rate assumption at year end based on market trends and prevailing interest rates on long-term corporate bonds. Specific indicators included long-term Treasury rates, corporate bond spreads as reported by Reuters and the Moody's Investor Services AA corporate bond index.

     Assumed health care cost trend rates at December 31:

                                                         2005    2004
                                                        -----   -----
Health care cost trend rate assumed for next year ...   10.00%  10.00%
Rate of which the cost trend is assumed to decline
   (ultimate trend rate) ............................    5.50%   5.50%
Year that rate reaches ultimate trend rate ..........    2011    2010

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rate at December 31, 2005 would have the following effects:

                                                  1-PERCENTAGE   1-PERCENTAGE
                                                      POINT          POINT
                                                    INCREASE       DECREASE
                                                  ------------   ------------
Effect on total of service and interest cost...      $  242        $  (214)
Effect on postretirement benefit obligation....      $4,316        $(3,903)

     PLAN ASSETS

     The Company's qualified, defined benefit pension plan weighted-average asset allocations at December 31, 2005 and December 31, 2004, by asset category, are as follows:

                                       2005   2004   TARGET
                                       ----   ----   ------
Asset category
U.S. equity securities .............    55%    55%     55%
International equity securities ....    10%    10%     10%
Fixed income securities and bonds ..    35%    35%     35%
                                       ---    ---     ---
Total ..............................   100%   100%    100%
                                       ===    ===     ===

     The Company has a Statement of Pension Investment Policies and Objectives (the "Statement") that guides the retirement plan committee in its mission to effectively monitor and supervise the pension plan assets. Two general investment goals are reflected in the Statement: 1) the investment program for the pension plan should provide returns which improve the funded status of the plan over time and reduce the Company's pension costs, and 2) the Company expects to receive above-average performance from the pension portfolio's managers in exchange for the fees paid to them. As a result, the total fund's annualized return before fees should, over a five-year horizon, exceed the annualized, weighted total rate of return of a customized index by 1 percentage point and rank in the top 35% on the Hewitt Associates pension fund universe. Although not a guarantee of future results, the total fund's five-year annualized return before fees was 5.25%, which exceeded the custom index by 2 percentage points, and ranked in the top 39% on the Hewitt Associates pension fund universe. The 2005 total fund's annualized return was 7.34%, which exceeded the custom index by 1.74 percentage points. The customized index contains the S&P 500 (weighted 55%), EAFE Index (weighted 10%) and Lehman Bros. Aggregate Bond Index (weighted 35%). Beginning April 1, 2005, the composite of the customized index changed by eliminating the S&P (weighted 55%) and replacing it with the Russell 1000 (weighted 45%) and Russell 2000 (weighted 10%).

     CASH FLOW

     The Company expects to contribute approximately $17.8 million to its defined benefit pension plans and $5.9 million to its other postretirement benefit plans in 2006.

     The benefits anticipated to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

                  QUALIFIED     NON-QUALIFIED   OTHER POSTRETIREMENT   HEALTH CARE SUBSIDY
                 PENSION PLAN   PENSION PLANS         BENEFITS              RECEIPTS
                 ------------   -------------   --------------------   -------------------
2006 .........       21,000          2,800              5,900                (1,100)
2007 .........       22,000          2,900              6,200                (1,200)
2008 .........       23,000          3,000              6,500                (1,300)
2009 .........       24,000          3,200              6,700                (1,400)
2010 .........       26,000          3,400              6,900                (1,500)
2011-2015 ....      163,000         19,900             36,000                (9,200)

     OTHER BENEFIT PLANS

Certain eligible employees are covered by defined contribution plans. The expense for these plans was $14.3 million, $14.2 million and $12.7 million for 2005, 2004 and 2003, respectively.

15.  EQUITIES

     The authorized capital stock at December 31, 2005 consists of 2,000 shares of Class A Common, $1,000 par value; 50,000 shares of Class B Common, $1 par value; 500 shares of nonvoting Class C Common, $1,000 par value; 10,000 shares of nonvoting Class D Common, $1 par value; and 1,000,000 shares of nonvoting, 8% non-cumulative Preferred, $10 par value.

     The following details the activity in membership shares during the three years ended December 31, 2005:

                                              NUMBER OF SHARES
                                  ---------------------------------------
                                            COMMON
                                  ---------------------------   ---------
                                    A       B      C      D     PREFERRED
                                  -----   -----   ---   -----   ---------
December 31, 2002 .............   1,127   5,207   194   1,105    86,280
   New Members ................       3     247    --     156        --
   Redemptions ................     (36)   (540)   (4)   (119)   (2,762)
                                  -----   -----   ---   -----    ------
December 31, 2003 .............   1,094   4,914   190   1,142    83,518
   New Members ................       1     188     1     141        --
   Redemptions ................     (38)   (758)   (8)   (165)   (2,130)
                                  -----   -----   ---   -----    ------
December 31, 2004 .............   1,057   4,344   183   1,118    81,388
   New Members ................       8     168    --      31        --
   Redemptions ................     (61)   (394)   (8)   (125)   (3,072)
                                  -----   -----   ---   -----    ------
December 31, 2005 .............   1,004   4,118   175   1,024    78,316
                                  =====   =====   ===   =====    ======

     Allocated patronage to members of $118.3 million, $23.6 million and $40.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, is based on earnings in specific patronage or product categories and in proportion to the business each member does within each category. For 2005, Land O'Lakes issued qualified patronage and non-qualified patronage equities in the amounts of $80.8 million and $37.5 million, respectively. Qualified patronage equities are tax deductible by the Company when qualified written notices of allocation are issued and non-qualified patronage equities are tax deductible when redeemed with cash.

     The allocation to retained earnings of $8.8 million in 2005, $(4.1) million in 2004 and $42.3 million in 2003 represents earnings or (losses) generated by non-member businesses plus amounts under the retained earnings program as provided in the bylaws of the Company.

16.  ACQUISITIONS

     In 2005, Land O'Lakes paid $30.1 million for the final payment on the Madison Dairy Produce Company acquisition, a private label butter business acquired by Dairy Foods in 2000. The $30.1 million was recorded in accrued liabilities in the consolidated balance sheet as of December 31, 2004. In December 2005, the Company paid $3.2 million for the remaining 1.5% minority interest in Cheese & Protein International LLC, a Dairy Foods cheese manufacturing and whey processing plant in Tulare, California. In September 2005, Feed increased the Company's ownership in Penny-Newman Milling LLC, a grain and feed company in Fresno, California, from 40.0% to 50.01% with an additional investment of $4.0 million and began consolidating Penny-Newman Milling LLC in its financial statements effective September 30, 2005. In August 2005, the Company paid $8.2 million to acquire the assets of an alfalfa seed company. The results of operations of this Seed acquisition are included in the consolidated financial statements since that date. Other acquisition spending totaled $0.6 million.

     In June 2004, the Company completed the purchase of Farmland Industries 8% ownership position in Land O'Lakes Farmland Feed LLC, which gave Land O'Lakes 100% ownership of the entity. The Company paid $12.2 million to purchase the minority interest. Effective October 21, 2004, Land O'Lakes Farmland Feed LLC was renamed Land O'Lakes Purina Feed LLC.

17.  RESTRUCTURING AND IMPAIRMENT CHARGES

     A summary of restructuring and impairment charges is as follows:

                                                         2005     2004     2003
                                                        ------   ------   ------
Restructuring charges ...............................   $  328   $2,441   $3,532
Impairment charges ..................................    6,053    5,374    2,810
                                                        ------   ------   ------
Total restructuring and impairment charges ..........   $6,381   $7,815   $6,342
                                                        ======   ======   ======

     RESTRUCTURING CHARGES

     In 2005, the Company had restructuring charges of $0.3 million. As a result of competitive conditions in the Upper Midwest, Dairy Foods will close a cheese facility in Greenwood, Wisconsin in 2006. A $1.1 million restructuring charge was recorded in December 2005, which represented severance for approximately 30 employees and other exit costs. The Company expects to incur an additional $1.9 million of restructuring charges in 2006 related to contract termination and other shut-down costs for this facility. Partially offsetting this charge were reversals of $0.4 million related to prior year restructuring charges for the closure of the Volga, South Dakota cheese facility and $0.4 million related to prior year restructuring charges for downsizing Feed operations. The balance remaining to be paid at December 31, 2005 for employee severance, outplacement and other exit costs was $1.6 million.

     In 2004, the Company had restructuring charges of $2.4 million. Feed recorded a $2.9 million restructuring charge, which represented severance costs for approximately 100 employees due to the downsizing of operations. Dairy Foods had a reversal of $0.5 million related to prior year restructuring charges for the closure of the Volga, S.D. cheese facility. The balance remaining to be paid at December 31, 2004 for employee severance and outplacement costs was $3.8 million.

     In 2003, the Company recorded restructuring charges of $3.5 million. Of this amount, Dairy Foods recorded restructuring charges of $2.6 million for severance costs related to the closure of facilities in Perham, Minnesota and Volga, S.D. Feed recorded a restructuring charge of $0.6 million for severance costs related to the closure of feed plants, and Seed recorded a restructuring charge of $0.3 million for severance costs related to the closure of a facility. The balance remaining to be paid at December 31, 2003 for employee severance and outplacement costs was $4.2 million.

     IMPAIRMENT CHARGES

     In 2005, the Company incurred $6.1 million of impairment charges as the book values of certain fixed assets were written down to fair value based on estimated selling prices. In Dairy Foods, a $2.5 million impairment charge was incurred for the write-down of the Greenwood, Wisconsin cheese facility and $0.9 million was incurred for the write-down of manufacturing equipment at another facility. In Feed, $2.3 million of impairment charges were recorded, primarily related to the write-down of the Liberal, Kansas feed plant. This was the result of a decision to close and sell the facility due to declines in livestock numbers in the region. In Layers, a $0.4 million impairment charge for the write-down of plant fixed assets was recorded.

     In 2004, the Company incurred $5.4 million of impairment charges. This included a $1.5 million charge for goodwill impairment in Seed due to the sale of a subsidiary as well as charges for impairments related to the write-down of certain assets to their estimated fair value of $3.1 million in Feed, $0.6 million in Dairy Foods and $0.2 million in Other.

     In 2003, the Company recorded impairment charges of $2.8 million. Impairment charges of $1.3 million in Feed and $0.5 million in Seed were recognized for write-downs of certain assets to their estimated value. The Company also recorded a goodwill impairment in Seed for $1.0 million.

18. ASSETS AND LIABILITIES HELD FOR SALE

     As part of its ongoing efforts to reposition non-strategic assets, the Company committed to a plan in the fourth quarter of 2005 to sell a portion of net assets in Layers. Management expects the asset repositioning to occur within a year. Accordingly, certain assets and liabilities were presented as assets held for sale in the consolidated financial statements. Balance sheet amounts for assets of $48.7 million and liabilities of $0.4 million have been reclassified to other current assets and accrued expenses, respectively, in the consolidated balance sheet at December 31, 2005.

19. DISCONTINUED OPERATIONS

     During 2005, the Company completed the sale of its swine production assets for net proceeds of $42.0 million which resulted in a gain, net of income taxes, of $0.1 million. Results from operations and balance sheet information have been classified and reported as discontinued operations and are set forth in the table below. The balance sheet amounts listed below are classified in other current assets and accrued expenses in the consolidated financial statements. The Company allocated interest to discontinued operations based on the amount of debt repaid as a result of the divestiture of these assets. Interest allocated to discontinued operations was $0.4 million in 2005, $2.1 million in 2004 and $1.9 million in 2003.

                                                     2005      2004       2003
                                                   -------   --------   -------
Net sales ......................................   $10,737   $ 65,691   $56,918

Earnings (loss) from discontinued operations
   before income taxes .........................     3,509    (10,955)   (8,022)
Income tax (expense) benefit ...................    (1,342)     4,208     3,100
                                                   -------   --------   -------
Earnings (loss) from discontinued operations,
   net of income taxes .........................   $ 2,167   $ (6,747)  $(4,922)
                                                   =======   ========   =======

                                                   2005     2004
                                                   ----   -------
Current assets of discontinued operations.......   $ --   $36,955
Current liabilities of discontinued operations..    349     6,725

20. OTHER EXPENSE (INCOME), NET

                                                     2005      2004      2003
                                                   -------   -------   --------
Loss on extinguishment of debt .................   $11,014   $    --   $    525
Gain on legal settlements ......................      (584)   (5,415)   (22,842)
Gain on sale of investments, excluding CF
   Industries ..................................    (1,135)     (623)      (877)
Gain on divestiture of businesses ..............        --    (1,438)      (684)
Gain on sale of intangibles ....................        --        --       (550)
                                                   -------   -------   --------
Total ..........................................   $ 9,295   $(7,476)  $(24,428)
                                                   =======   =======   ========

     In 2005, the Company recorded an $11.0 million loss on extinguishment of $149.8 million of its senior unsecured notes due 2011. In 2003, a prepayment penalty on Term loan B resulted in a loss of $0.5 million.

     In 2005, 2004 and 2003, the Company recorded gain on legal settlements of $0.6 million, $5.4 million and $22.8 million, respectively. The gains represent cash received in judgment from product suppliers against whom the Company alleged certain price-fixing claims.

     In 2005, the Company recorded a gain of $1.1 million on the sale of investments in Feed, from which the Company received $1.5 million in cash. In 2004, the Company recorded gains of $0.6 million on the sale of investments in Feed and received $2.3 million in cash. In 2003, the Company sold its investment in a swine joint venture in Feed for $3.0 million in cash and recorded a $0.9 million gain on sale of investment.

     In 2005, Feed divested of a subsidiary and received $2.6 million in cash, which resulted in no gain or loss. During 2004, Land O'Lakes divested of a Dairy foods business for $7.5 million in cash, which resulted in a gain of $1.5 million. The Company also divested of a seed business for $5.6 million in cash, which resulted in a loss of $0.1 million. In 2003, the divestiture of a powdered cocoa business in Dairy Foods resulted in a gain of $1.4 million and $1.4 million in cash, which was partially offset by a $0.7 million loss on a divestiture of a Feed business in Taiwan, from which the Company received $0.4 million.

     In 2003, the Company recorded a $0.6 million gain on the sale of a customer list relating to the divestiture of a joint venture in Taiwan.

21. COMMITMENTS AND CONTINGENCIES

     The Company leases various equipment and real properties under long-term operating leases. Total rental expense was $53.1 million in 2005, $51.5 million in 2004 and $51.7 million in 2003. Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.

     Minimum lease commitments under noncancelable operating leases at December 31, 2005 totaled $103.8 million composed of $31.4 million for 2006, $24.8 million for 2007, $18.6 million for 2008, $13.9 million for 2009, $10.3 million for 2010 and $4.8 million for later years.

     At December 31, 2005, the Company had $9.3 million in obligations under capital lease which represents the present value of the future minimum lease payments for the leases of MoArk, LLC. MoArk leases machinery, buildings and equipment at various locations. In July 2005, the Company voluntarily prepaid the remaining $85.9 million balance on its capital lease obligation for Cheese & Protein International LLC. This prepayment permitted the release of $20.3 million of restricted cash, which the Company had pledged to support the lease. Simultaneous with the prepayment of the CPI lease, the Company elected to designate CPI as a restricted subsidiary under the Land O'Lakes senior bond indentures and a loan party under the Company's revolving credit facility. In 2005, CPI was included in the Company's covenant calculations for the senior debt facilities and CPI now guarantees the Company's obligations under the revolving credit facility, the 8.75% senior unsecured notes and the 9.00% senior secured notes. CPI's assets have also been pledged to support the revolving credit facility and the 9.00% senior secured notes.

     Minimum commitments under obligations under capital leases at December 31, 2005 total $9.3 million, including $1.2 million of interest, composed of $1.7 million for 2006, $1.7 million for 2007, $1.4 million for 2008, $1.4 million for 2009, $1.3 million for 2010 and $1.8 million for later years.

     At December 31, 2005, the Company had a commitment to purchase the remaining 49.9% minority interest of Penny-Newman Milling LLC, a consolidated subsidiary. In January 2006, the Company paid $13.2 million in cash to increase its ownership of the entity to 100%.

     At December 31, 2005, the Company had a commitment to issue allocated member equities to patrons from the 1998 acquisition of Dairyman's Cooperative Creamery Association (DCCA). The amount of this commitment is estimated at approximately $13 million as of December 31, 2005 and is contingent on milk supplies received from DCCA members through December 31, 2006. The equities are to be allocated to members by 2007.

     The Company has contracted commitments to purchase weaner and feeder pigs which are sold to producers or local cooperatives under long-term supply contracts. At December 31, 2005 these commitments total $87.5 million, composed of $42.2 million in 2006, $28.2 million in 2007, $10.8 million in 2008, $3.8 million in 2009, $1.8 million in 2010, and $0.7 million thereafter.

     The Company's MoArk, LLC subsidiary has guaranteed certain loan agreements for an equity investee. MoArk is responsible for 50% of the outstanding balance of these guaranteed notes totaling $11.3 million as of December 31, 2005. These notes are fully secured by collateral of the equity investee.

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

     On February 24, 2004, Cache La Poudre Feeds, LLC ("Cache") filed a lawsuit in the United States District Court for the District of Colorado against the Company, Land O'Lakes Farmland Feed LLC and certain named individuals claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. Cache seeks damages of at least $132.8 million, which, it claims, is the amount the named entities generated in gains, profits and advantages from using the Profile trade name. In response to Cache's complaint, the Company denied any wrongdoing and pursued certain counterclaims against Cache relating to trademark infringement, and other claims against Cache for, among other things, defamation and libel. In addition, the Company believes that Cache's calculation of the Company's gains, profits and advantages allegedly generated from the use of the Profile trade name are grossly overstated. The Company believes that sales revenue generated from the sale of products carrying the Profile trade name was immaterial. Although the amount of any loss that may result from this matter cannot be ascertained with certainty, management does not believe that it will result in a loss material to the Company's consolidated financial condition, future results of operations or cash flow. The trial is scheduled for June 2007.

     In 2003, several lawsuits were filed against the Company by Ohio alpaca producers in which it was alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers' alpacas. The two remaining lawsuits are scheduled to go to trial in 2006.

     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party for cleanup costs in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the site and also demanded that the Company reimburse the EPA approximately $8.9 million for remediation expenses already incurred at the site. In March 2001, the Company responded to the EPA denying any responsibility. No further communication has been received from the EPA.

22. SEGMENT INFORMATION

     The Company operates in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers.

     Dairy Foods produces, markets and sells products such as butter, spreads, cheese, and other dairy related products. Products are sold under well-recognized national brand names including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under regional brand names such as New Yorker.

     Feed is largely comprised of the operations of Land O'Lakes Purina Feed LLC ("Land O'Lakes Purina Feed"), the Company's wholly owned subsidiary. Land O'Lakes Purina Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives.

     Seed is a supplier and distributor of crop seed products in the United States. A variety of crop seed is sold, including alfalfa, soybeans, corn and forage and turf grasses.

     Agronomy consists primarily of the Company's 50% ownership interest in Agriliance LLC ("Agriliance"), which is accounted for under the equity method. Agriliance markets and sells two primary product lines: crop protection (including herbicides and pesticides) and crop nutrients (including fertilizers and micronutrients).

     Layers consists of the Company's MoArk subsidiary, which was consolidated as of July 1, 2003. MoArk produces and markets shell eggs and egg products that are sold to retail and wholesale customers for consumer and industrial use throughout the United States.

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

                                                                                                            OTHER/
                                           DAIRY FOODS      FEED        SEED      AGRONOMY     LAYERS    ELIMINATIONS   CONSOLIDATED
                                           -----------   ----------   --------   ---------    --------   ------------   ------------
FOR THE YEAR ENDED DECEMBER 31, 2005
Net sales ................................  $3,904,618   $2,586,870   $653,871   $      --    $406,965     $  4,353      $7,556,677
Cost of sales(1) .........................   3,718,051    2,296,280    569,503          --     385,062        2,764       6,971,660
Selling, general and administrative ......     151,147      227,433     53,827      27,574      32,588        2,402         494,971
Restructuring and impairment charges .....       4,121        1,770         --          --         433           57           6,381
Interest expense, net ....................      34,889       26,320      1,146       6,248      14,235       (2,965)         79,873
Other expense (income), net ..............         (14)      (1,603)        --      11,014          --         (102)          9,295
Gain on sale of investment in CF
   Industries, Inc........................          --           --         --    (102,446)         --           --        (102,446)
Equity in (earnings) loss of affiliated
   companies .............................      (3,969)      (1,341)        --   $ (37,870)   $  6,477     $     11      $  (36,692)
Minority interest in earnings of
   subsidiaries ..........................          --        1,349          5          --          --           --            1354
                                            ----------   ----------   --------   ---------    --------     --------      ----------
Earnings (loss) before income taxes and
   discontinued operations ...............  $      393   $   36,662   $ 29,390   $  95,480    $(31,830)    $  2,186      $  132,281
                                            ==========   ==========   ========   =========    ========     ========      ==========
FOR THE YEAR ENDED DECEMBER 31, 2004
Net sales ................................  $3,956,883   $2,626,577   $518,754   $      --    $541,318     $ 13,294      $7,656,826
Cost of sales(1) .........................   3,759,134    2,370,029    448,383          --     476,039        9,533       7,063,118
Selling, general and administrative ......     160,705      237,687     48,953      12,846      38,499        2,245         500,935
Restructuring and impairment charges .....          54        6,040      1,480          --          --          241           7,815
Interest expense, net ....................      28,142       26,676      3,938       9,273      14,127          958          83,114
Other expense (income), net ..............      (1,006)      (6,169)       146          --        (448)           1          (7,476)
Loss on impairment of investment in
   CF Industries, Inc. ...................          --           --         --      36,500          --           --          36,500
Equity in (earnings) loss of affiliated
   companies .............................      (6,614)      (2,007)        --     (41,923)     (7,918)          50         (58,412)
Minority interest in earnings of
   subsidiaries ..........................          --        1,641          8          --          --           (1)          1,648
                                            ----------   ----------   --------   ---------    --------     --------      ----------
Earnings (loss) before income taxes and
   discontinued operations ...............  $   16,468   $   (7,320)  $ 15,846   $ (16,696)   $ 21,019     $    267      $   29,584
                                            ==========   ==========   ========   =========    ========     ========      ==========
FOR THE YEAR ENDED DECEMBER 31, 2003
Net sales ................................  $2,975,027   $2,467,207   $466,225   $      --    $317,829     $ 29,813      $6,256,101
Cost of sales(1) .........................   2,804,770    2,179,115    403,129          --     264,727       20,128       5,671,869
Selling, general and administrative ......     141,368      229,989     46,354      13,993      24,598        8,308         464,610
Restructuring and impairment charges .....       2,605        1,962      1,775          --          --           --           6,342
Interest expense, net ....................      29,107       28,133      3,384       9,019       9,869        1,460          80,972
Other expense (income), net ..............      (1,487)     (23,156)        --          --        (310)         525         (24,428)
Equity in (earnings) loss of affiliated
   companies .............................      (4,952)      (1,641)        --     (36,237)    (14,480)          61         (57,249)
Minority interest in earnings of
   subsidiaries ..........................          --        6,366         --          --          --           --           6,366
                                            ----------   ----------   --------   ---------    --------     --------      ----------
Earnings (loss) before income taxes and
   discontinued operations ...............  $    3,616   $   46,439   $ 11,583   $  13,225    $ 33,425     $   (669)     $  107,619
                                            ==========   ==========   ========   =========    ========     ========      ==========
2005
Total assets .............................  $  899,019   $  920,956   $471,121   $ 187,565    $311,558     $304,839      $3,095,058
Depreciation and amortization ............      42,697       35,196      2,257       6,088      10,251       11,556         108,045
Capital expenditures .....................      20,462       25,912      2,374          --      17,714        3,962          70,424

2004
Total assets .............................  $  976,788   $  890,304   $398,924   $ 391,532    $276,859     $265,375      $3,199,782
Depreciation and amortization ............      39,551       38,544      2,546       6,101      10,825       15,272         112,839
Capital expenditures .....................      53,130       26,342      1,571          --       8,878        6,178          96,099

2003
Total assets .............................  $  939,610   $  945,497   $423,927   $ 423,341    $315,555     $325,199      $3,373,129
Depreciation and amortization ............      42,958       44,895      2,156       6,101       6,326       16,800         119,236
Capital expenditures .....................      28,220       24,049        542          --       3,769       15,071          71,651

(1) Cost of sales includes unrealized
   hedging (gains) of:
2005 .....................................  $    4,201   $   (5,815)  $   (518)  $      --    $   (844)    $     --      $   (2,976)
2004 .....................................       2,601       13,551      2,992          --       1,106           --          20,250
2003 .....................................      (3,035)     (11,802)    (2,645)         --          --           --         (17,482)

Unrealized hedging (gains) losses are also recognized in earnings (loss) from discontinued operations, net of income taxes.

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                            FIRST       SECOND        THIRD       FOURTH
                           QUARTER      QUARTER      QUARTER      QUARTER     FULL YEAR
                         ----------   ----------   ----------   ----------   ----------
2005
Net sales ............   $2,031,234   $1,806,659   $1,717,509   $2,001,275   $7,556,677
Gross profit .........      181,969      126,962      127,229      148,857      585,017
Net earnings (loss) ..       24,296       25,847       80,438       (1,638)     128,943

                            FIRST       SECOND        THIRD       FOURTH
                           QUARTER      QUARTER      QUARTER      QUARTER     FULL YEAR
                         ----------   ----------   ----------   ----------   ----------
2004
Net sales ............   $1,994,199   $1,991,394   $1,779,598   $1,891,635   $7,656,826
Gross profit .........      199,802      113,372       93,337      187,197      593,708
Net earnings (loss) ..       45,125       16,744      (29,883)     (10,553)      21,433

In the third quarter of 2005, the Company sold its investment in CF Industries, Inc. for a gain on sale of $102.4 million.

24. RELATED PARTY TRANSACTIONS

     The Company has related party transactions, primarily with equity investees. The Company purchases products from and sells products to Melrose Dairy Proteins, LLC, a 50% voting interest joint venture with Dairy Farmers of America formed in 2001. The Company sells seed products to and purchases from and sells services to Agriliance LLC, a 50% voting interest joint venture with CHS Inc. formed in 2000. The Company's MoArk subsidiary purchases product from and sells product to equity investees and other related parties. In addition, the Company has financing arrangements with Melrose Dairy Proteins, LLC, and Agriliance LLC.

     Related party transactions as of and for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                     2005       2004       2003
                                   --------   --------   --------
Sales...........................   $156,172   $155,726   $123,203
Purchases.......................     61,215     72,507     31,114
Services provided (purchased)...     19,540     14,432     12,645
Notes receivable................     25,600      3,080      5,600

25. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows:

                                   BALANCE AT
                                    BEGINNING   CHARGES TO               BALANCE AT
           DESCRIPTION               OF YEAR      EXPENSE    OTHER(a)   END OF YEAR
           -----------             ----------   ----------   --------   -----------
Year ended December 31, 2005....     15,538        1,967      (3,241)      14,310
Year ended December 31, 2004....     19,544        2,351      (6,357)      15,538
Year ended December 31, 2003....     18,255        5,214      (3,925)      19,544

----------
(a) Includes accounts written-off, recoveries, acquisitions, and the impact of consolidations.

26. CONSOLIDATING FINANCIAL INFORMATION

     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly owned and majority owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

     In conjunction with the purchase of the minority interest in MoArk, in January of 2006 the Company amended its revolving credit facility to allow for the continued treatment of MoArk as a nonguarantor subsidiary.

     On July 1, 2005, the Company voluntarily prepaid the remaining $85.9 million balance on a capital lease held by Cheese & Protein International (CPI), a consolidated joint venture of Land O'Lakes. Simultaneous with the lease prepayment, the Company elected to designate CPI as a restricted subsidiary under the Land O'Lakes senior bond indentures, and a loan party under the Company's revolving credit facility. Consistent with such designations, CPI now guarantees the Company's obligations arising under these facilities. Accordingly, the CPI financial information has been combined with the consolidated guarantors in the following supplemental financial information as of and for the six-month period ended December 31, 2005.

     In June 2004, the Company completed the purchase of Farmland Industries 8% ownership position in Land O'Lakes Farmland Feed LLC, which gave Land O'Lakes 100% ownership of the entity; effective October 21, 2004, Land O'Lakes Farmland Feed LLC was renamed Land O' Lakes Purina Feed LLC. Accordingly, the Land O'Lakes Purina Feed LLC financial information, except for its majority-owned subsidiaries which are excluded from the guarantee, has been combined with the consolidated guarantors in the following supplemental financial information as of and for the years ended December 31, 2005 and 2004. Financial information for 2003 has not been restated.

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

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2005

                                                               LAND
                                                          O'LAKES, INC.                    NON-
                                                              PARENT     CONSOLIDATED    GUARANTOR
                                                             COMPANY      GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                          -------------  ------------  ------------  ------------  ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...........................   $  157,445     $       --     $ 22,259     $      --     $  179,704
   Receivables, net ....................................      325,878        185,356      110,550       (30,339)       591,445
   Inventories .........................................      240,388        173,849       38,898            --        453,135
   Prepaid expenses ....................................      321,843          8,494        2,686            --        333,023
   Other current assets ................................       29,806         11,747       39,522            --         81,075
                                                           ----------     ----------     --------     ---------     ----------
      Total current assets .............................    1,075,360        379,446      213,915       (30,339)     1,638,382

Investments ............................................    1,019,020         43,743        8,077      (807,054)       263,786
Property, plant and equipment, net .....................      182,905        387,752       87,551            --        658,208
Property under capital lease, net ......................           --             --       10,442            --         10,442
Goodwill, net ..........................................      201,037         82,686       43,336            --        327,059
Other intangibles, net .................................        4,192         90,269        2,306            --         96,767
Other assets ...........................................       27,718         35,008       45,932        (8,244)       100,414
                                                           ----------     ----------     --------     ---------     ----------
   Total assets ........................................   $2,510,232     $1,018,904     $411,559     $(845,637)    $3,095,058
                                                           ==========     ==========     ========     =========     ==========

                            LIABILITIES AND EQUITIES
Current liabilities:
   Notes and short-term obligations ....................   $      300     $    2,269     $109,484     $ (35,588)    $   76,465
   Current portion of long-term debt ...................        6,659            390       15,196            --         22,245
   Current portion of obligations under capital lease ..           --             --        1,676            --          1,676
   Accounts payable ....................................      692,907        242,397       45,124        (3,469)       976,959
   Accrued expenses ....................................      168,397         79,940       17,113           474        265,924
   Patronage refunds and other member equities
      payable ..........................................       29,622             --           --            --         29,622
                                                           ----------     ----------     --------     ---------     ----------
      Total current liabilities ........................      897,885        324,996      188,593       (38,583)     1,372,891

Long-term debt .........................................      579,032         11,019       49,117            --        639,168
Obligations under capital lease ........................           --              2        7,632            --          7,634
Employee benefits and other liabilities ................      128,042         27,198       10,556            --        165,796
Minority interests .....................................        1,716            711        3,585            --          6,012

Equities:
   Capital stock .......................................        1,967        497,811       15,974      (513,785)         1,967
   Member equities .....................................      893,518             --           --            --        893,518
   Accumulated other comprehensive loss ................      (75,163)          (460)          --           460        (75,163)
   Retained earnings ...................................       83,235        157,627      136,102      (293,729)        83,235
                                                           ----------     ----------     --------     ---------     ----------
      Total equities ...................................      903,557        654,978      152,076      (807,054)       903,557
                                                           ----------     ----------     --------     ---------     ----------
Commitments and contingencies
      Total liabilities and equities ...................   $2,510,232     $1,018,904     $411,559     $(845,637)    $3,095,058
                                                           ==========     ==========     ========     =========     =========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                               LAND
                                                          O'LAKES, INC.                    NON-
                                                              PARENT     CONSOLIDATED    GUARANTOR
                                                             COMPANY      GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                          -------------  ------------  ------------  ------------  ------------
Net sales ..............................................   $3,634,582     $3,227,703    $694,392       $     --     $7,556,677
Cost of sales ..........................................    3,393,820      2,915,261     662,579             --      6,971,660
                                                           ----------     ----------    --------       --------     ----------
Gross profit ...........................................      240,762        312,442      31,813             --        585,017

Selling, general and administrative ....................      215,731        240,958      38,282             --        494,971
Restructuring and impairment charges ...................        4,179          1,769         433             --          6,381
                                                           ----------     ----------    --------       --------     ----------
Earnings (loss) from operations ........................       20,852         69,715      (6,902)            --         83,665

Interest expense, net ..................................       72,846          1,471       5,556             --         79,873
Other expense(income), net .............................       10,335         (1,040)         --             --          9,295
Gain on sale of investment in CF Industries, Inc. ......     (102,446)            --          --                      (102,446)
Equity in (earnings) loss of affiliated companies ......      (92,019)        (1,369)      6,477         50,219        (36,692)
Minority interest in earnings of subsidiaries ..........          240            142         972             --          1,354
                                                           ----------     ----------    --------       --------     ----------
Earnings (loss) before income taxes and discontinued
   operations ..........................................      131,896         70,511     (19,907)       (50,219)       132,281
Income tax expense (benefit) ...........................        5,120          2,844      (2,459)            --          5,505
                                                           ----------     ----------    --------       --------     ----------
Net earnings (loss) from continuing operations .........      126,776         67,667     (17,448)       (50,219)       126,776
Earnings from discontinued operations, net of income
   taxes ...............................................        2,167             --          --             --          2,167
                                                           ----------     ----------    --------       --------     ----------
Net earnings(loss) .....................................   $  128,943     $   67,667    $(17,448)      $(50,219)    $  128,943
                                                           ==========     ==========    ========       ========     ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                                LAND
                                                              O'LAKES,
                                                            INC. PARENT   CONSOLIDATED   NON-GUARANTOR
                                                              COMPANY      GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                            -----------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)...................................    $ 128,943     $  67,667       $(17,448)      $ (50,219)     $ 128,943
   Earnings from discontinued operations, net of
      income tax benefit.................................       (2,167)           --             --              --         (2,167)
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization...................       42,237        38,434         18,641              --         99,312
         Amortization of deferred financing costs........        7,188         1,222            323              --          8,733
         Loss on extinguishment of debt..................       11,014            --             --              --         11,014
         Bad debt expense................................          762         1,029            176              --          1,967
         Proceeds from patronage revolvement received....        5,551         2,572             --              --          8,123
         Non-cash patronage income.......................         (408)       (1,444)            --              --         (1,852)
         Deferred income tax expense.....................        5,177            --             --              --          5,177
         Decrease (increase) in other assets.............       11,021         2,150           (256)            331         13,246
         Increase (decrease) in other liabilities........        4,554          (984)            --              --          3,570
         Restructuring and impairment charges............        4,179         1,769            433              --          6,381
         Gain on sale of investment in CF Industries.....     (102,446)           --             --              --       (102,446)
         Equity in (earnings) loss of affiliated
            companies....................................      (92,019)       (1,369)         6,477          50,219        (36,692)
         Minority interests..............................          240           142            972              --          1,354
            Other........................................         (420)       (1,678)        (5,291)             --         (7,389)
      Changes in current assets and liabilities, net of
         acquisitions and divestitures:
         Receivables.....................................     (279,140)       70,286          9,857         160,033        (38,964)
         Inventories.....................................          283       (19,278)        12,937              --         (6,058)
         Other current assets............................      (17,449)       (2,180)       (30,839)             --        (50,468)
         Accounts payable................................       95,909        74,987          6,524         (13,265)       164,155
         Accrued expenses................................       (7,063)       26,037         (1,357)           (474)        17,143
                                                             ---------     ---------       --------       ---------      ---------
   Net cash provided by operating activities.............     (184,054)      259,362          1,149         146,625        223,082

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment............      (17,882)      (26,669)       (25,873)             --        (70,424)
   Acquisitions, net of cash acquiredt...................      (38,304)       (7,797)            --              --        (46,101)
   Payments for investments..............................      (93,616)           --         (5,450)         93,500         (5,566)
   Net proceeds from divestitures of businesses..........           --            --          2,635              --          2,635
   Proceeds from sale of investments.....................      315,900         1,000             --              --        316,900
   Proceeds from sale of property,
      plant and equipment................................          397         9,218         12,582              --         22,197
   Dividends from investments in affiliated companies....       33,201         1,323            726              --         35,250
   Increase in restricted cash...........................       20,338            --             --              --         20,338
   Other.................................................          723            (1)          (179)             --            543
                                                             ---------     ---------       --------       ---------      ---------
   Net cash provided (used) by investing activities......      220,757       (22,926)       (15,559)         93,500        275,772

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term debt................      172,787       (36,594)        22,688        (137,625)        21,256
   Proceeds from issuance of long-term debt..............         (129)          629          1,522              --          2,022
   Principal payments on long-term debt..................     (264,247)           --        (14,097)         (9,000)      (287,344)
   Principal payments on obligations under capital
      lease..............................................           --            --        (92,556)             --        (92,556)
   Payments for debt extinguishment costs................      (11,014)           --             --              --        (11,014)
   Distribution to members...............................      183,830      (183,830)            --              --             --
   Payments for redemption of member equities............      (68,714)           --             --              --        (68,714)
   Other.................................................       (2,957)            2         94,462         (93,500)        (1,993)
                                                             ---------     ---------       --------       ---------      ---------
Net cash (used) provided by financing activities.........        9,556      (219,793)        12,019        (240,125)      (438,343)
Net cash provided by operating activities of
   discontinued operations...............................        3,922            --             --              --          3,922
Net cash provided by investing activities of
   discontinued operations...............................       42,135            --             --              --         42,135
                                                             ---------     ---------       --------       ---------      ---------
Net increase (decrease) in cash..........................       92,316        16,643         (2,391)             --        106,568
Cash and cash equivalents at beginning of year...........       65,129       (16,643)        24,650              --         73,136
                                                             ---------     ---------       --------       ---------      ---------
Cash and cash equivalents at end of year.................    $ 157,445     $      --       $ 22,259       $      --      $ 179,704
                                                             =========     =========       ========       =========      =========

                               LAND O'LAKES, INC.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2004

                                                              LAND
                                                          O'LAKES, INC.
                                                             PARENT       CONSOLIDATED   NON-GUARANTOR
                                                             COMPANY       GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                          -------------   ------------   -------------   ------------   ------------
                         ASSETS
Current assets:
   Cash and cash equivalents...........................     $   65,129      $(16,643)       $ 24,650     $        --    $   73,136
   Restricted cash.....................................         20,338            --              --              --        20,338
   Receivables, net....................................        380,149       259,080         109,984        (190,372)      558,841
   Inventories.........................................        247,609       154,571          51,835              --       454,015
   Prepaid expenses....................................        270,717         6,835           6,932              --       284,484
   Other current assets................................         57,897        11,226           4,437              --        73,560
                                                            ----------      --------        --------     -----------    ----------
      Total current assets.............................      1,041,839       415,069         197,838        (190,372)    1,464,374

Investments............................................      1,283,735        17,254           9,651        (840,090)      470,550
Property, plant and equipment, net.....................        213,786       235,286         160,940              --       610,012
Property under capital lease, net......................             15            --         100,164              --       100,179
Goodwill, net..........................................        184,323        83,098          64,161              --       331,582
Other intangibles, net.................................          2,484        93,373           3,159              --        99,016
Other assets...........................................         46,607        33,943          52,094          (8,575)      124,069
                                                            ----------      --------        --------     -----------    ----------
      Total assets.....................................     $2,772,789      $878,023        $588,007     $(1,039,037)   $3,199,782
                                                            ==========      ========        ========     ===========    ==========

                LIABILITIES AND EQUITIES

Current liabilities:
   Notes and short-term obligations....................     $   90,944      $    990        $ 94,827     $  (135,008)   $   51,753
   Current portion of long-term debt...................          3,457        38,263           7,165         (38,205)       10,680
   Current portion of obligations under capital lease..             --            --          10,378              --        10,378
   Accounts payable....................................        654,660       131,798          43,604         (16,734)      813,328
   Accrued expenses....................................        156,062        53,903          18,470              --       228,435
   Patronage refunds and other member equities
      payable..........................................         22,245            72              --              --        22,317
                                                            ----------      --------        --------     -----------    ----------
      Total current liabilities........................        927,368       225,026         174,444        (189,947)    1,136,891

Long-term debt.........................................        856,070         9,474          76,692          (9,000)      933,236
Obligations under capital lease........................             --            --          90,524              --        90,524
Employee benefits and other liabilities................        134,447        28,289          12,141              --       174,877
Minority interests.....................................             --         3,192           6,158              --         9,350

Equities:
   Capital stock.......................................          2,059       463,941         134,536        (598,477)        2,059
   Member equities.....................................        852,759            --              --              --       852,759
   Accumulated other comprehensive loss................        (73,792)         (500)             --             500       (73,792)
   Retained earnings...................................         73,878       148,601          93,512        (242,113)       73,878
                                                            ----------      --------        --------     -----------    ----------
      Total equities...................................        854,904       612,042         228,048        (840,090)      854,904
                                                            ----------      --------        --------     -----------    ----------
Commitments and contingencies
      Total liabilities and equities...................     $2,772,789      $878,023        $588,007     $(1,039,037)   $3,199,782
                                                            ==========      ========        ========     ===========    ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                              LAND
                                                          O'LAKES, INC.
                                                             PARENT       CONSOLIDATED   NON-GUARANTOR
                                                             COMPANY       GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                          -------------   ------------   -------------   ------------   ------------
Net sales .............................................    $3,897,673      $2,872,181      $886,972        $     --      $7,656,826
Cost of sales .........................................     3,637,366       2,608,479       817,273              --       7,063,118
                                                           ----------      ----------      --------        --------      ----------
Gross profit ..........................................       260,307         263,702        69,699              --         593,708

Selling, general and administrative ...................       208,829         246,751        45,355              --         500,935
Restructuring and impairment charges ..................           105           7,710            --              --           7,815
                                                           ----------      ----------      --------        --------      ----------
Earnings from operations ..............................        51,373           9,241        24,344              --          84,958

Interest expense (income), net ........................        77,150          (1,658)        7,622              --          83,114
Other income, net .....................................        (4,338)         (2,690)         (448)             --          (7,476)
Equity in (earnings) loss of affiliated companies .....       (84,960)         (1,876)       (7,918)         36,342         (58,412)
Loss on impairment of investment in CF
   Industries, Inc. ...................................        36,500              --            --              --          36,500
Minority interest in earnings of subsidiaries .........           459             678           511              --           1,648
                                                           ----------      ----------      --------        --------      ----------
Earnings (loss) before income taxes and
   discontinued operations ............................        26,562          14,787        24,577         (36,342)         29,584
Income tax (benefit) expense ..........................        (1,618)             59         2,963              --           1,404
                                                           ----------      ----------      --------        --------      ----------
Net earnings (loss) from continuing operations ........        28,180          14,728        21,614         (36,342)         28,180
Loss from discontinued operations, net of
   income tax benefit .................................        (6,747)             --            --              --          (6,747)
                                                           ----------      ----------      --------        --------      ----------
Net earnings(loss) ....................................    $   21,433      $   14,728      $ 21,614        $(36,342)     $   21,433
                                                           ==========      ==========      ========        ========      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                               LAND
                                                             O'LAKES,
                                                            INC. PARENT   CONSOLIDATED   NON-GUARANTOR
                                                              COMPANY      GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                            -----------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ..................................    $  21,433      $ 14,728       $ 21,614        $(36,342)     $  21,433
   Loss from discontinued operations, net of income tax
      benefit
   Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities: ............        6,747            --             --              --          6,747
      Depreciation and amortization .....................       47,133        36,192         23,889              --        107,214
      Amortization of deferred financing costs ..........        5,004            --            621              --          5,625
      Bad debt expense ..................................          696         1,191            464              --          2,351
      Proceeds from patronage revolvement received ......        6,043            --             --              --          6,043
      Non-cash patronage income .........................       (1,355)           --             --              --         (1,355)
      Deferred income tax expense .......................       (4,977)           --             --              --         (4,977)
      (Increase) decrease in other assets ...............       22,543        (6,096)            (3)        (10,704)         5,740
      (Decrease) increase in other liabilities ..........        1,977            --         (6,108)            632         (3,499)
      Restructuring and impairment charges ..............       36,605         7,710             --              --         44,315
      (Gain) loss from divestitures of businesses .......       (1,584)          146             --              --         (1,438)
      Equity in (earnings) loss of affiliated companies .      (84,960)       (1,876)        (7,918)         36,342        (58,412)
      Minority interests ................................          459           678            511              --          1,648
         Other ..........................................       (2,131)         (623)         1,515              --         (1,239)
      Changes in current assets and  liabilities, net of
         acquisitions and divestitures:
      Receivables .......................................       (5,460)        2,312          9,616          31,118         37,586
      Inventories .......................................       (4,352)       18,398          1,059              --         15,105
      Other current assets ..............................      (29,328)       (6,025)          (799)             --        (36,152)
      Accounts payable ..................................      109,203       (38,061)         4,898          (3,662)        72,378
      Accrued expenses ..................................       (5,741)      (11,611)           263              --        (17,089)
                                                             ---------      --------       --------        --------      ---------
   Net cash provided by operating activities ............      117,955        17,063         49,622          17,384        202,024

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ...........      (27,909)      (28,673)       (39,517)             --        (96,099)
   Acquisition of minority interest .....................      (12,150)           --             --              --        (12,150)
   Payments for investments .............................      (39,203)           --             --          38,500           (703)
   Net proceeds from divestitures of businesses .........        7,500         5,568             --              --         13,068
   Proceeds from sale of investments ....................           --         2,342             --              --          2,342
   Proceeds from sale of property, plant and equipment ..        8,483         1,716          1,791              --         11,990
   Dividends from investments in affiliated companies ...       47,100         1,784          9,562         (10,600)        47,846
   Increase in restricted cash ..........................         (220)           --             --              --           (220)
   Other ................................................          999           (71)           (68)             --            860
                                                             ---------      --------       --------        --------      ---------
   Net cash (used) provided by investing activities .....      (15,400)      (17,334)       (28,232)         27,900        (33,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term debt ...............       28,418       (20,269)       (19,381)        (17,384)       (28,616)
   Proceeds from issuance of long-term debt .............          404            80         16,932              --         17,416
   Principal payments on long-term debt .................     (127,735)         (138)       (18,138)             --       (146,011)
   Principal payments on obligations under capital
      lease .............................................           --            --        (10,367)             --        (10,367)
   Payments for debt issuance costs .....................       (4,323)           --             --              --         (4,323)
   Payments for redemption of member equities ...........      (34,615)           --             --              --        (34,615)
   Other ................................................          (52)         (252)        27,900         (27,900)          (304)
                                                             ---------      --------       --------        --------      ---------
   Net cash used by financing activities ................     (137,903)      (20,579)        (3,054)        (45,284)      (206,820)
   Net cash provided by operating activities of
      discontinued operations ...........................       (1,449)           --             --              --         (1,449)
   Net cash provided by investing activities of
      discontinued operations ...........................        2,173            --             --              --          2,173
                                                             ---------       --------       --------        --------      ---------
   Net (decrease) increase in cash and cash
      equivalents .......................................      (34,624)      (20,850)        18,336              --        (37,138)
   Cash and cash equivalents at beginning of year .......       99,753         4,207          6,314              --        110,274
                                                             ---------      --------       --------        --------      ---------
Cash and cash equivalents at end of year ................    $  65,129      $(16,643)      $ 24,650        $     --      $  73,136
                                                             =========      ========       ========        ========      =========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                              LAND                       MAJORITY-
                                            O'LAKES,    WHOLLY-OWNED       OWNED
                                          INC. PARENT   CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                            COMPANY      GUARANTORS     GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          -----------   ------------   ------------   -------------   ------------   ------------
Net sales .............................   $3,130,810      $227,445      $2,349,658      $548,188        $     --      $6,256,101
Cost of sales .........................    2,875,665       220,353       2,074,563       501,288              --       5,671,869
                                          ----------      --------      ----------      --------        --------      ----------
Gross profit ..........................      255,145         7,092         275,095        46,900              --         584,232
Selling, general and administrative ...      198,687        13,246         220,856        31,821              --         464,610
Restructuring and impairment charges ..        3,605           775           1,962            --              --           6,342
                                          ----------      --------      ----------      --------        --------      ----------
Earnings (loss) from operations .......       52,853        (6,929)         52,277        15,079              --         113,280
Interest expense (income), net ........       73,865         2,517            (941)        5,531              --          80,972
Other income, net .....................      (20,343)           --          (4,085)           --              --         (24,428)
Equity in (earnings) loss of affiliated
   companies ..........................     (110,570)           --          (1,421)      (10,179)         64,921         (57,249)
Minority interest in earnings (loss) of
   subsidiaries .......................        4,935            --              (8)        1,439              --           6,366
                                          ----------      --------      ----------      --------        --------      ----------
Earnings (loss) before income taxes and
    discontinued operations ...........      104,966        (9,446)         58,732        18,288         (64,921)        107,619
Income tax (benefit) expense ..........       18,050        (2,935)             84         5,504              --          20,703
                                          ----------      --------      ----------      --------        --------      ----------
Net earnings (loss) from continuing
   operations .........................       86,916        (6,511)         58,648        12,784         (64,921)         86,916
Loss from discontinued operations, net
   of income tax benefit ..............       (4,922)           --              --            --              --          (4,922)
                                          ----------      --------      ----------      --------        --------      ----------
Net earnings (loss) ...................   $   81,994      $ (6,511)     $   58,648      $ 12,784        $(64,921)     $   81,994
                                          ==========      ========      ==========      ========        ========      ==========

                               LAND O'LAKES, INC.

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                LAND                       MAJORITY-
                                              O'LAKES,    WHOLLY-OWNED       OWNED
                                            INC. PARENT   CONSOLIDATED   CONSOLIDATED   NON-GUARANTOR
                                              COMPANY      GUARANTORS     GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            -----------   ------------   ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ..................    $  81,994      $ (6,511)      $ 58,648       $ 12,784        $(64,921)     $  81,994
   Loss from discontinued operations
      net of income tax benefit .........        4,922            --             --             --              --          4,922
   Adjustments to reconcile net
      earnings (loss) to net cash
      provided by operating activities:
      Depreciation and amortization .....       53,919         1,956         39,549         16,076              --        111,500
      Amortization of deferred
         financing costs ................        7,092            --             --            644              --          7,736
      Bad debt expense ..................        1,875           134          1,889          1,316              --          5,214
      Proceeds from patronage
         revolvement received ...........        5,000            --             --             --              --          5,000
      Non-cash patronage income .........       (3,578)           --             --             --              --         (3,578)
      Receivable from legal settlement...       90,707            --          6,000             --              --         96,707
      Deferred income tax expense .......       11,675            --             --             --              --         11,675
      (Increase) decrease in other
         assets .........................       (8,955)        4,628          1,475          3,375           5,342          5,865
      (Decrease) increase in other
         liabilities ....................       (1,081)          (77)         3,265         (3,691)           (632)        (2,216)
      Restructuring and impairment
         charges ........................        3,605           775          1,962             --              --          6,342
      Gain from divestitures of
         businesses .....................         (684)           --             --             --              --           (684)
      Equity in (earnings) loss of
         affiliated companies ...........     (110,570)           --         (1,421)       (10,179)         64,921        (57,249)
      Minority interests ................        4,935            --             (8)         1,439              --          6,366
      Other .............................      (11,249)           --           (876)            --              --        (12,125)
   Changes in current assets and
      liabilities, net of acquisitions
      and divestitures:
      Receivables .......................       27,969       (34,801)       (55,601)       (12,843)         28,792        (46,484)
      Inventories .......................      (14,813)       28,416        (23,534)        (4,383)             --        (14,314)
      Other current assets ..............      (58,632)        3,268         (3,350)         1,788              --        (56,926)
      Accounts payable ..................       57,583        (8,708)        (7,325)         1,357          (6,562)        36,345
      Accrued expenses ..................       21,396        22,266         (6,537)         2,050           5,225         44,400
                                             ---------      --------       --------       --------        --------      ---------
   Net cash provided by operating
      activities ........................      163,110        11,346         14,136          9,733          32,165        230,490

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and
         equipment ......................      (33,654)         (871)       (24,068)       (13,058)             --        (71,651)
      Payments for investments ..........      (41,421)           --             --             --          31,374        (10,047)
      Net proceeds from divestitures of
         businesses .....................        1,815            --             --             --              --          1,815
      Proceeds from sale of
         investments ....................           --            --          3,000             --              --          3,000
      Proceeds from sale of property,
         plant and equipment ............       16,370            --          5,357             --              --         21,727
      Dividends from investments in
         affiliated companies ...........       29,420            --          1,956          5,980              --         37,356
      Increase in restricted cash .......      (20,118)           --             --             --              --        (20,118)
      Other .............................        2,380            --          1,287             --              --          3,667
                                             ---------      --------       --------       --------        --------      ---------
   Net cash (used) provided by
      investing activities ..............      (45,208)         (871)       (12,468)        (7,078)         31,374        (34,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in short-term
         debt ...........................       60,600           109           (207)       (16,654)        (32,165)        11,683
      Proceeds from issuance of
         long-term debt .................      185,037            --             --             --              --        185,037
      Principal payments on long-term
         debt .........................       (289,608)       (8,961)            --         (6,341)             --       (304,910)
      Principal payments on obligations
         under capital lease ............           --            --             --         (9,590)             --         (9,590)
      Payments for debt issuance costs          (3,486)           --             --             --              --         (3,486)
      Payments for redemption of member
         equities .......................      (24,380)           --             --             --              --        (24,380)
      Other ...........................           (688)           --             --         31,374         (31,374)          (688)
                                             ---------      --------       --------       --------        --------      ---------
   Net cash used by financing
      activities ........................      (72,525)       (8,852)          (207)        (1,211)        (63,539)      (146,334)
   Net cash used by operating
      activities of discontinued
      operations ........................       (2,987)           --             --             --              --         (2,987)
   Net cash provided by investing
      activities of discontinued
      operations ........................         (971)           --             --             --              --           (971)
                                             ---------      --------       --------       --------        --------      ---------
   Net increase in cash and cash
      equivalents .......................       41,419         1,623          1,461          1,444              --         45,947
   Cash and cash equivalents at
      beginning of year .................       58,334         2,584         (1,461)         4,870              --         64,327
                                             ---------      --------       --------       --------        --------      ---------
   Cash and cash equivalents at end of
      year ..............................    $  99,753      $  4,207       $     --       $  6,314        $     --      $ 110,274
                                             =========      ========       ========       ========        ========      =========

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members and Management
Moark, LLC and Subsidiaries
Chesterfield, Missouri

     We have audited the accompanying consolidated balance sheet of Moark, LLC and Subsidiaries as of December 24, 2005 and December 25, 2004, and the related consolidated statements of operations, members' equity and cash flows for the years ended December 24, 2005 and December 25, 2004 and the eleven months ended December 27, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MoArk, LLC and Subsidiaries as of December 24, 2005 and December 25, 2004, and the consolidated results of their operations and their cash flows for the years ended December 24, 2005 and December 25, 2004 and the eleven months ended December 27, 2003, in conformity with U.S. generally accepted accounting principles.


                                        /s/ Moore Stephens Frost
                                        ----------------------------------------

Little Rock, Arkansas
January 19, 2006

                           MOARK, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                     DECEMBER 24, 2005 AND DECEMBER 25, 2004

                                                                           DECEMBER 24,   DECEMBER 25,
                                                                               2005           2004
                                                                           ------------   ------------
                                 ASSETS

Current assets
   Cash and cash equivalents ...........................................   $  6,032,290   $ 22,320,743
   Accounts receivable -- trade, less allowance for doubtful accounts
      of $1,699,494 and $1,940,087, respectively .......................     39,629,709     40,346,090
   Inventories .........................................................     30,434,202     30,899,635
   Refundable income taxes .............................................             --        863,258
   Current portion of notes receivable .................................        140,942        141,425
   Prepaid expenses and other current assets ...........................      2,462,016      2,399,959
   Assets held for sale ................................................     35,890,108     36,070,076
                                                                           ------------   ------------
Total current assets ...................................................    114,589,267    133,041,186
                                                                           ------------   ------------
Property, plant and equipment
   Land ................................................................      6,776,034      7,483,582
   Land improvements ...................................................        650,169        843,783
   Buildings and leasehold improvements ................................     39,202,937     37,748,766
   Machinery and equipment .............................................     57,102,336     53,760,517
   Vehicles ............................................................      6,107,315      5,723,362
   Furniture and fixtures ..............................................      1,356,590      1,036,485
   Construction in progress ............................................      4,610,695      2,815,366
                                                                           ------------   ------------
                                                                            115,806,076    109,411,861
   Less accumulated depreciation .......................................    (34,090,370)   (29,155,686)
                                                                           ------------   ------------
Net property, plant and equipment ......................................     81,715,706     80,256,175
                                                                           ------------   ------------
Investments, intangibles and other assets
   Notes receivable, less current portion ..............................      3,255,061      3,385,827
   Investment in affiliates ............................................      5,652,780      7,358,051
   Other assets ........................................................         69,940        197,088
   Intangible assets -- finite-lived, net ..............................      2,130,608      2,504,770
   Goodwill ............................................................     43,223,768     42,973,768
                                                                           ------------   ------------
Total investments, intangibles and other assets ........................     54,332,157     56,419,504
                                                                           ------------   ------------
Total assets ...........................................................   $250,637,130   $269,716,865
                                                                           ============   ============

                    LIABILITIES AND MEMBERS' EQUITY

Current liabilities
   Notes payable .......................................................   $ 19,000,000   $         --
   Accounts payable ....................................................     21,034,575     24,220,462
   Accrued expenses and other current liabilities ......................     13,705,556      9,168,514
   Income taxes payable ................................................        742,200             --
   Liabilities held for sale ...........................................        351,210        541,657
   Current maturities of long-term debt and capital lease obligations ..     16,629,382      8,369,727
   Current deferred income taxes .......................................        123,354      2,144,000
                                                                           ------------   ------------
Total current liabilities ..............................................     71,586,277     44,444,360
                                                                           ------------   ------------
Long-term debt and capital lease obligations, less current maturities ..     51,804,841     75,086,465
Deferred income taxes ..................................................     10,321,162     15,500,000
Members' equity ........................................................    116,924,850    134,686,040
                                                                           ------------   ------------
Total liabilities and members' equity ..................................   $250,637,130   $269,716,865
                                                                           ============   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                       MOARK, LLC AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS

        FOR THE YEARS ENDED DECEMBER 24, 2005, DECEMBER 25, 2004
             AND THE ELEVEN MONTHS ENDED DECEMBER 27, 2003

                                          DECEMBER 24,   DECEMBER 25,   DECEMBER 27,
                                             2005            2004           2003
                                          ------------   ------------   ------------
Net sales .............................   $406,965,095   $549,648,703   $515,455,221
Cost of sales .........................    385,673,833    484,864,691    446,665,872
                                          ------------   ------------   ------------
Gross profit ..........................     21,291,262     64,784,012     68,789,349
Expenses
   General and administrative .........     23,159,719     24,545,410     25,937,184
   Selling ............................     14,982,068     11,067,885      9,794,678
                                          ------------   ------------   ------------
Total expenses ........................     38,141,787     35,613,295     35,731,862
                                          ------------   ------------   ------------
Operating income(loss) ................    (16,850,525)    29,170,717     33,057,487

Other income (expense)
   Interest expense ...................     (5,737,363)    (6,190,652)    (6,580,460)
   Interest and other income ..........      2,004,171      1,455,163      1,893,880
   Equity in earnings of affiliates ...     (6,477,425)     7,918,034     11,282,607
   Gain (loss) on sale of assets ......      5,718,015     (1,354,141)       553,903
                                          ------------   ------------   ------------
Total other income (expense) ..........     (4,492,602)     1,828,404      7,149,930
                                          ------------   ------------   ------------

Income (loss) before income taxes .....    (21,343,127)    30,999,121     40,207,417
Income tax expense (benefit) ..........     (3,581,937)     2,342,666      4,054,164
                                          ------------   ------------   ------------
Net income (loss) .....................   $(17,761,190)  $ 28,656,455   $ 36,153,253
                                          ============   ============   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                       MOARK, LLC AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

        FOR THE YEARS ENDED DECEMBER 24, 2005, DECEMBER 25, 2004
             AND THE ELEVEN MONTHS ENDED DECEMBER 27, 2003

                                     MEMBERS'
                                      EQUITY
                                   ------------
Balance -- February 2, 2003 ....   $ 89,076,332
Net income .....................     36,153,253
Distributions to members, net ..     (8,600,000)
                                   ------------
Balance -- December 27, 2003 ...    116,629,585
Net income .....................     28,656,455
Distributions to members, net ..    (10,600,000)
                                   ------------
Balance -- December 25, 2004 ...    134,686,040
Net loss .......................    (17,761,190)
                                   ------------
Balance -- December 24, 2005 ...   $116,924,850
                                   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                           MOARK, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

 FOR THE YEARS ENDED DECEMBER 24, 2005, DECEMBER 25, 2004 AND THE ELEVEN MONTHS
                             ENDED DECEMBER 27, 2003

                                                            DECEMBER 24,   DECEMBER 25,   DECEMBER 27,
                                                                2005           2004           2003
                                                            ------------   ------------   ------------
Cash flows from operating activities
Net income (loss) .......................................   $(17,761,190)  $ 28,656,455   $ 36,153,253
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities
   Depreciation .........................................      7,406,448      8,470,773      6,744,317
   Amortization .........................................        374,162        276,954      1,041,625
   Gain on sale of assets ...............................     (6,043,797)      (111,421)      (566,062)
   Loss on sale of assets held for sale .................             --      1,454,728             --
   Equity in loss (income) of affiliates ................      6,477,425     (7,918,034)   (11,282,607)
   Net change in operating assets held for sale .........        (10,479)     6,102,669     (1,853,046)
   Change in deferred income taxes ......................     (7,199,484)    (2,281,000)     3,491,700
Change in operating assets and liabilities
   Accounts receivable -- trade .........................        716,381     19,652,751    (16,310,829)
   Inventories ..........................................        465,433      2,701,468       (909,843)
   Refundable income taxes ..............................        863,258       (863,258)        63,380
   Prepaid expenses and other current assets ............        (62,057)        30,972        (49,071)
   Accounts payable .....................................     (3,185,887)    (6,911,921)     7,690,293
   Accrued expenses and other current liabilities .......      4,537,041     (1,422,691)     2,211,517
   Income taxes payable .................................        742,200       (580,224)       580,224
                                                            ------------   ------------   ------------
Net cash provided (used) by operating activities ........    (12,680,546)    47,258,221     27,004,851
                                                            ------------   ------------   ------------
Cash flows from investing activities
   Proceeds from sale of property, plant and equipment ..     12,539,058      1,350,105      1,321,185
   Purchase of property, plant and equipment ............    (15,310,448)    (6,262,813)    (4,374,684)
   Purchase of subsidiaries, net of cash acquired .......       (250,000)            --     (1,750,000)
   Distributions from affiliates ........................             --      9,561,677      5,980,000
   Investments of affiliates ............................     (4,772,154)            --             --
   Proceeds from sale of assets held for sale ...........             --        530,000             --
   Other assets .........................................        127,149        589,396        500,004
   Collections on notes receivable ......................        131,249        256,591        186,745
                                                            ------------   ------------   ------------
Net cash provided (used) by investing activities ........     (7,535,146)     6,024,956      1,863,250
                                                            ------------   ------------   ------------
Cash flows from financing activities
   Net borrowings (repayments) on notes payable .........     19,000,000    (19,977,518)    (8,299,978)
   Proceeds from long-term debt .........................             --     16,065,771         21,581
   Repayments of long-term debt .........................    (13,653,172)   (18,728,213)   (14,121,980)
   Repayments of capital lease obligations ..............     (1,419,589)    (1,329,868)    (2,781,003)
   Distributions to members, net ........................             --    (10,600,000)    (8,600,000)
                                                            ------------   ------------   ------------
Net cash provided (used) by financing activities ........      3,927,239    (34,569,828)   (33,781,380)
                                                            ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents ....    (16,288,453)    18,713,349     (4,913,279)
Cash and cash equivalents -- beginning of year ..........     22,320,743      3,607,394      8,520,673
                                                            ------------   ------------   ------------
Cash and cash equivalents -- end of year ................   $  6,032,290   $ 22,320,743   $  3,607,394
                                                            ============   ============   ============
Supplementary disclosures of cash flow information
   Cash paid during the year for
      Interest ..........................................   $  5,666,853   $  6,055,538   $  6,586,193
      Income taxes (net of refunds received) ............      1,046,453      6,067,148        581,195
Supplementary disclosure of non-cash transactions
Purchase of property, plant and equipment through
   capital lease obligations ............................   $     50,792   $  1,758,108   $         --

   The accompanying notes are an integral part of these consolidated financial statements.

                           MOARK, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - On February 2, 2000, Land O'Lakes, Inc. and the Moark group of affiliated companies established a new joint venture ("Moark, LLC") to facilitate the strategy of becoming a top tier marketer and producer of shell eggs and processed egg products in the United States. In connection with the formation of this venture, Land O'Lakes, Inc. contributed cash and a commitment to provide additional funding and the Moark group contributed their existing egg and egg product operations.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Moark, LLC and all subsidiaries in which Moark, LLC has the ability to exercise significant control over operating and financial policies. The entities (collectively referred to as the "Company") which are included in the consolidated financial statements are Moark, LLC, Premier Farms, LLC, Moark Egg Corporation, Norco Ranch Holding Company, Inc., Norco Ranch, Inc., Hi Point Industries, LLC, L&W Egg Products, Inc., Kofkoff Egg Farm, LLC, Whip-O-Will Egg Farms, LLC, Pacheco Egg Farms, LLC, Kofkoff Feed, Inc., Colchester Foods, Inc., Fitchville Realty, Inc., Egg Express, Inc., McAnally Enterprises, LLC, Southern New England Egg, LLC, Cutler at Philadelphia, LLC (disposed of in 2004 - see Note 7), Cutler at Abbeville, LLC, Sunbest Farms of Iowa, LLC, and Sunbest Foods of Iowa, Inc. All significant intercompany balances and transactions have been eliminated.

     BUSINESS ENVIRONMENT - The Company operates as a marketer and producer of shell eggs and egg products covering the majority of the United States. As such, it operates in an environment wherein the commodity nature of both its products for sale and its primary raw materials causes sales prices and production costs to fluctuate, often on a short-term basis, due to the world-wide supply and demand situation for those commodities. The supply and demand factors for its products for sale and the supply and demand factors for its primary raw materials correlate to a degree, but are not the same, thereby causing margins between sales prices and production costs to increase, to decrease, or to invert, often on a short-term basis.

     LIMITED LIABILITY COMPANY - Since Moark, LLC is a limited liability company, no interest holder of the Company shall be personally liable for the debts, obligations or liabilities of Moark, LLC, unless the individual has signed a specific personal guarantee. Moark, LLC shall dissolve upon the sale of all or substantially all of the property of Moark, LLC; the vote by the managers to dissolve, wind up and liquidate the Company; entry of a decree of judicial dissolution pursuant to a legal authority; on December 31, 2050.

     FISCAL YEAR - During the eleven months ended December 27, 2003, the Company changed its fiscal year end to use a 52-53 week fiscal year ending during December. Prior to this change, the Company's fiscal year ended on the Saturday closest to January 31. The years ended December 24, 2005 and December 25, 2004 consisted of 52 week periods and the eleven months ended December 27, 2003 consisted of a 48 week period.

     REVENUE RECOGNITION - Revenue is recognized by the Company when the following criteria are met: persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the Company's price to the buyer is fixed and determinable; and collectibility is reasonably assured.

     CASH EQUIVALENTS - For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

     ACCOUNTS RECEIVABLE - The Company reviews their customer accounts on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected. In addition, the Company has established a general reserve based on historical percentages of bad debts. Amounts will be written off at the point when collection attempts on the accounts have been exhausted. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. Past due status is determined based upon contractual terms. While management believes the Company's processes effectively address its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

                           MOARK, LLC AND SUBSIDIARIES

     INVENTORIES - Layer flock inventories are valued at amortized cost. All other inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment contributed in connection with the initial establishment of the Company was recorded at its estimated fair values at the date of contribution. Additions to property, plant and equipment are recorded at original cost. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets.

     LONG-LIVED ASSETS -Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. During 2005, the Company adopted a plan to dispose of a certain piece of equipment and its egg products subsidiaries. Based upon management's assessment of the existing assets, management recorded an impairment loss of approximately $423,000, which represents the excess of the carrying value of the asset over its fair value. The impairment change is included in the Company's general and administrative expense in the statement of operations for 2005. The carrying value of the assets that are held for sale is presented in the balance sheet in the caption "assets held for sale", and these assets are no longer depreciated.

     GOODWILL - As a result of certain acquisition and merger transactions, the Company has recorded goodwill for the excess of the amount paid over the fair value of the assets acquired at the date of the acquisition or merger.

     SFAS No. 142 "Goodwill and Other Intangible Assets" requires companies to evaluate goodwill for impairment at least on an annual basis. No impairment loss resulted from the impairment test completed, using a discounted cash flow analysis that requires certain assumptions and estimates be made regarding industry economic factors and future profitability, during the year ended December 24, 2005.

     FRANCHISE AGREEMENTS - Fees paid to acquire franchises are reported as intangible assets-finite-lived, net of accumulated amortization and are being amortized to operations over the life of the franchise on the straight-line method. The franchise agreements granted certain rights to the Company to produce, sell and distribute certain product lines for an initial term of twenty years with options to renew. The agreements required an initial payment and monthly service fees based on a percentage of net sales of the products sold. The Company has also agreed to comply with franchise requirements relating to insurance limits, feed additives, packaging supplies and promotional materials.

     OTHER ASSETS - Other assets consist primarily of long-term grower advances, the long-term portion of a prepaid lease agreement and deposits. The prepaid lease agreement is being expensed over the term of the lease.

     INCOME TAXES - The Company utilizes the liability method of accounting for income taxes. This method requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement basis of assets and liabilities and their related tax basis using enacted tax rates in effect for the years in which the differences are expected to be recovered.

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

          Moark, LLC and several of its subsidiaries are limited liability companies and as such, are treated as partnerships for income tax purposes. Accordingly, the taxable income or loss of these entities is reported on the individual income tax returns of their members. No provisions for income taxes or deferred income tax liability related to these entities are included in the accompanying consolidated financial statements.

     ADVERTISING - The Company expenses the costs of advertising as incurred. Advertising costs for the periods ended December 24, 2005, December 25, 2004 and December 27, 2003 were approximately $6,900,000, $3,144,000 and
     $2,793,000, respectively.

     SHIPPING AND HANDLING - All shipping and handling costs are expensed as incurred and are included in cost of sales in the accompanying consolidated statement of operations.

     ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE - As of December 24, 2005 and December 25, 2004, the stated value of the Company's long-term receivables approximates their fair value based on current market rates for financial instruments of the same remaining maturities and with similar credit quality.

          The following table sets forth the carrying amounts and fair values of the Company's significant financial instruments where the carrying amount differs from the fair value.

                                                              DECEMBER 24, 2005                DECEMBER 25, 2004
                                                       ------------------------------   ------------------------------
                                                       CARRYING AMOUNT    FAIR VALUE    CARRYING AMOUNT    FAIR VALUE
                                                         OF LIABILITY    OF LIABILITY     OF LIABILITY    OF LIABILITY
                                                       ---------------   ------------   ---------------   ------------
Long-term debt and capital lease obligations .......     $68,434,223      $67,593,022     $83,456,192      $4,498,916

     DERIVATIVE COMMODITY INSTRUMENTS - The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in grain commodity prices. These contracts are not designated as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The futures contracts are marked to market each month and gains and losses ("unrealized gains and losses") are recognized in earnings.

     RECLASSIFICATIONS - Certain reclassifications have been made to the December 25, 2004 and December 27, 2003 amounts to conform to the December 24, 2005 presentation. The reclassifications had no impact on net income
     (loss).

                           MOARK, LLC AND SUBSIDIARIES

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have a material impact on its consolidated financial statements.

2.   INVENTORIES

     Inventories consist of:

                              DECEMBER 24,   DECEMBER 25,
                                  2005           2004
                              ------------   ------------
Layer flocks and pullets...   $ 21,426,338   $$22,254,045
Feed and feed ingredients..      3,733,473      2,906,693
Eggs and egg products......      2,080,432      3,121,701
Supplies and other.........      3,193,959      2,617,196
                              ------------   ------------
                              $$30,434,202   $$30,899,635
                              ============   ============

3.   NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                                           DECEMBER 24,   DECEMBER 25,
                                                                               2005           2004
                                                                           ------------   ------------
Note receivable from an individual; interest at 8%; due in monthly
   installments of  $34,942, including interest, through January 2019...    $3,396,003     $3,527,252
Less current portion ...................................................       140,942        141,425
                                                                            ----------     ----------
Notes receivable, less current portion..................................    $3,255,061     $3,385,827
                                                                            ==========     ==========

     Principal and contractual maturities on the notes receivable are as follows:

2006........   $  140,942
2007........      165,875
2008........      179,643
2009........      194,553
2010........      210,701
Thereafter..    2,504,289
               ----------
               $3,369,003
               ==========

          The Company reviews their notes receivable on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected. At the point the Company records this amount in reserve, interest income will no longer be accrued. Amounts will be written off when collection attempts on the amounts have been exhausted. All notes receivable are considered fully collectible, and accordingly, no provisions have been made at December 24, 2005 and December 25, 2004.

                           MOARK, LLC AND SUBSIDIARIES

4. CAPITAL LEASES

     The Company is obligated for certain property, plant and equipment under capital leases that expire at various dates during the next several years. Assets under capital leases, excluding land, are being amortized over their useful lives which range from five to twenty years. The amortization expense is included with depreciation expense in the accompanying consolidated statement of operations and cash flows.

     Assets under capital leases consist of the following:

                                      DECEMBER 24,    DECEMBER 25,
                                          2005            2004
                                      ------------    ------------
Land ..............................   $    200,000     $    200,000
Buildings .........................      7,199,618        7,199,618
Machinery and equipment ...........      7,574,914        7,523,322
Accumulated amortization ..........     (4,535,629)      (3,283,095)
                                      ------------     ------------
Net assets under capital leases ...   $ 10,438,903     $ 11,639,845
                                      ============     ============

     As of December 24, 2005, the future minimum lease payments under capital leases are as follows:

2006 .............................................   $ 2,285,301
2007 .............................................     2,215,798
2008 .............................................     1,709,658
2009 .............................................     1,545,917
2010 .............................................     1,424,000
Thereafter .......................................     1,661,333
                                                     -----------
Total minimum lease payments .....................    10,842,007
Less amounts representing interest ...............     1,172,031
                                                     -----------
Present value of future minimum lease payments ...   $ 9,669,976
                                                     ===========

5. INTANGIBLE ASSETS - FINITE-LIVED

     Intangible assets - finite-lived consisted of the following:

                                                   FRANCHISE
                                                     FEES         OTHER        TOTAL
                                                  ----------   ----------   ----------
Original cost .................................   $3,073,985   $1,364,125   $4,438,110
                                                  ----------   ----------   ----------
Accumulated amortization, December 27, 2003 ...      735,696      920,692    1,656,388
Amortization ..................................      120,506      156,446      276,952
                                                  ----------   ----------   ----------
Accumulated amortization, December 25, 2004 ...      856,202    1,077,138    1,933,340
Amortization ..................................      174,556      199,606      374,162
                                                  ----------   ----------   ----------
Accumulated amortization, December 24, 2005 ...    1,030,758    1,276,744    2,307,502
                                                  ----------   ----------   ----------
Net intangible assets -- finite-lived .........   $2,043,227   $   87,381   $2,130,608
                                                  ==========   ==========   ==========

     These intangible assets - finite-lived are being amortized over the term of the agreement or the estimated useful period. These lives range from 4 to 20 years. Estimated future amortization expense at December 24, 2005 is as follows:

                           MOARK, LLC AND SUBSIDIARIES

2006 .........   $  261,937
2007 .........      174,556
2008 .........      174,556
2009 .........      174,556
2010 .........      174,556
Thereafter ...    1,170,447
                 ----------
                 $2,130,608
                 ==========

6. GOODWILL

     The changes in the carrying value of goodwill during the periods ended December 24, 2005 and December 25, 2004 are as follows:

                                          DECEMBER 24,   DECEMBER 25,
                                              2005           2004
                                          ------------   ------------
Balance -- beginning of the period ....    $42,973,768    $42,973,768
Goodwill acquired during the period ...        250,000             --
                                           -----------    -----------
Balance -- end of the period ..........    $43,223,768    $42,973,768
                                           ===========    ===========

7. DISPOSAL OF A SUBSIDIARY

     In November 2004, the Company disposed of its wholly-owned subsidiary, Cutler at Philadelphia, LLC, in an asset sale. The Company sold 100% of Philadelphia's inventories and property, plant and equipment, along with certain receivables, in exchange for cash and a note receivable. The sale resulted in a loss of approximately $1,450,000 during the year ended December 25, 2004 , which has been included in gain (loss) on sale of assets in the accompanying consolidated statement of operations. As part of the terms of the sale, the Company signed a long-term supply agreement with the acquiring entity.

     As of December 27, 2003, the assets and liabilities of Cutler at Philadelphia, LLC were reflected as assets and liabilities held for sale in the accompanying consolidated balance sheet. Previously, the Company had reported the operations of Cutler at Philadelphia, LLC as discontinued operations in the consolidated statement of operations. As part of the terms of the sale, the long-term supply agreement with the acquiring entity will enable the Company to have significant continuing cash flows. Therefore, the Company has determined that classification as a discontinued operation would not be appropriate and has reclassified the operating results for the year ended December 27, 2003 to conform to the December 25, 2004 presentation.

8. ASSETS AND LIABILITIES HELD FOR SALE

     The Company committed to a plan to reposition a portion of its operations. Management expects the repositioning to occur within a year. Accordingly, certain assets and liabilities were presented as assets held for sale in the consolidated financial statements. At December 24, 2005, balance sheet amounts for assets of $35.8 million and liabilities of $0.4 million have been reclassified to other current assets and accrued expenses, respectively.

9. INVESTMENT IN AFFILIATES

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

                           MOARK, LLC AND SUBSIDIARIES

                                                      YEAR ENDED DECEMBER 24, 2005
                                         -------------------------------------------------------
                                                                      MOARK/FORT
                                                                     RECOVERY EGG
                                          GRAND MESA    DELTA EGG     MARKETING,
                                          EGGS, INC.    FARM, LLC         LLC           TOTAL
                                         -----------   -----------   ------------   ------------
Current assets .......................   $ 2,372,673   $ 4,910,132   $ 7,402,039    $ 14,684,844
Property, plant and equipment, net ...     1,616,384    16,463,986            --      18,080,370
Other assets .........................       156,218       279,248        80,364         515,830

Current liabilities ..................     2,323,774       667,839     5,276,164       8,267,777
Other liabilities ....................       438,429    11,278,000            --      11,716,429
Stockholders' or members' equity .....     1,383,072     9,707,527     2,206,239      13,296,838

Net sales ............................     9,952,674    14,958,481    61,937,400      86,848,555
Cost of goods sold ...................    10,720,844    15,323,125    71,292,927      97,336,896
Selling, general and administrative
   expenses ..........................       661,200       950,095       420,518       2,031,813
Net finance expense ..................        28,410       872,778            --         901,188
Income tax benefit ...................      (466,490)           --            --        (466,490)
Net loss .............................      (991,290)   (2,187,517)   (9,776,045)    (12,954,852)

                                                      YEAR ENDED DECEMBER 25, 2004
                                         -------------------------------------------------------
                                                                      MOARK/FORT
                                                                     RECOVERY EGG
                                          GRAND MESA    DELTA EGG     MARKETING,
                                          EGGS, INC.    FARM, LLC         LLC           TOTAL
                                         -----------   -----------   ------------   ------------
Current assets .......................   $ 2,901,099   $ 8,150,674    $ 6,034,158   $ 17,085,931
Property, plant and equipment, net ...     1,898,365    17,924,481             --     19,822,846
Other assets .........................       149,974       296,141             --        446,115

Current liabilities ..................     2,136,075     1,842,560      4,951,874      8,930,509
Other liabilities ....................       439,000    11,278,000             --     11,717,000
Stockholders' or members' equity .....     2,374,363    13,250,736      1,082,284     16,707,383

Net sales ............................    14,222,450    20,729,977     81,152,078    116,104,505
Cost of goods sold ...................    12,667,613    16,265,604     68,234,451     97,167,668
Selling, general and administrative
   expenses ..........................       704,839       814,047        356,313      1,875,199
Net finance expense (benefit) ........       (89,173)      938,943             --        849,770
Income tax expense ...................       375,800            --             --        375,800
Net income ...........................       563,371     2,711,383     12,561,314     15,836,068

                           MOARK, LLC AND SUBSIDIARIES

                                                  ELEVEN MONTHS ENDED DECEMBER 27, 2003
                                         -------------------------------------------------------
                                                                      MOARK/FORT
                                                                     RECOVERY EGG
                                          GRAND MESA    DELTA EGG     MARKETING,
                                          EGGS, INC.    FARM, LLC         LLC           TOTAL
                                         -----------   -----------   ------------   ------------
Current assets .......................   $ 4,788,016   $ 7,071,326    $ 8,527,172   $ 20,386,514
Property, plant and equipment, net ...     2,172,268    19,060,973             --     21,233,241
Other assets .........................       156,945       313,034             --        469,979

Current liabilities ..................     1,875,843       671,638      4,066,054      6,613,535
Other liabilities ....................     1,630,394    13,726,000             --     15,356,394
Stockholders' or members' equity .....     3,610,992    12,047,695      4,461,118     20,119,805

Net sales ............................    12,133,716    48,769,188     77,969,744    138,872,648
Cost of goods sold ...................     9,502,318    41,015,749     62,011,274    112,529,341
Selling, general and administrative
   expenses ..........................       574,517     1,026,067        228,254      1,828,838
Net finance expense ..................        60,536     1,173,222             --      1,233,758
Other income (expense), net ..........       (89,505)           --             --        (89,505)
Income tax expense ...................       805,000            --             --        805,000
Net income ...........................     1,280,850     5,554,150     15,730,216     22,565,216

10. NOTES PAYABLE

     The Company has available a revolving line of credit with availability not to exceed $60,000,000, subject to a borrowing base computation, payable to a lender group made up of certain banks and agricultural credit associations. Borrowings under the line of credit bear varying interest rates from 6.94% to 7.12%. All borrowings are collateralized by substantially all assets of the Company and matures March 26, 2006. The outstanding balance on the line of credit was $19,000,000 at December 24, 2005. There were no amounts outstanding under this line of credit at December 25, 2004.

     The Company has an available line of credit with availability not to exceed $10,000,000 to a related party. Borrowings under the line of credit bear interest equal to LIBOR plus 200 basis points. All borrowings are unsecured, maturing December 31, 2006. There were no amounts outstanding under this line of credit at December 24, 2005.

                           MOARK, LLC AND SUBSIDIARIES

11. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of:

                                                                           DECEMBER 24,   DECEMBER 25,
                                                                               2005           2004
                                                                           ------------   ------------
Notes payable to a company and trusts; interest at 8%; secured by the common stock of Norco Ranch, Inc. and the membership interest of McAnally Enterprises, LLC and Hi Point Industries, LLC; payable in monthly installments ranging from $34,880 to $135,394, including
   interest, through April 2011 to February 2023 .......................    $31,743,041    $32,778,871

Credit agreements, consisting of: (1) a revolving commitment not to exceed $60,000,000, subject to a borrowing base computation, payable to a lender group made up of certain banks and agricultural credit associations; and (2) a term loan commitment not to exceed
   $15,000,000, to a bank; interest is to be charged as defined (8.03%
   as of December 24, 2005) with quarterly principal payments of
   $535,715; secured by substantially all assets of the Company and
   matures March 26, 2006 ..............................................     11,138,207     13,281,069

Note payable to an agricultural credit association; interest at
   6.50%; secured by certain real estate; payable in monthly
   installments of $258,550, including interest, through September
   2011 ................................................................      9,084,580     17,803,059

Capital lease obligation payable to a company; interest imputed at
   7.00%; payable in monthly installments of $118,667, including
   interest, through February 2012 .....................................      7,667,806      8,522,314

Notes payable to an agricultural credit association; interest ranging from 5.75% to 7.15%; secured by certain accounts
   receivable, inventories, and property and equipment; monthly installments ranging from $1,449 to $75,593, including interest,
   through dates ranging from June 2008 to June 2011 ...................      6,532,357      8,038,022

Various capital lease obligations with a financing company;
   interest ranging from 5.92% to 8.95%; secured by certain equipment;
   payable in monthly installments ranging from $313 to $17,457, including interest, through dates ranging from April 2007 through
   January 2009 ........................................................      2,002,170      2,685,888

Various notes payable to financing companies; secured by certain equipment; payable in various monthly installments, including interest, through dates ranging from December 2006 to August
   2009 ................................................................        266,062        346,969
                                                                            -----------    -----------
                                                                             68,434,223     83,456,192
Less current maturities ................................................     16,629,382      8,369,727
                                                                            -----------    -----------
Long-term debt and capital lease obligations, less current maturities ..    $51,804,841    $75,086,465
                                                                            ===========    ===========

                           MOARK, LLC AND SUBSIDIARIES

          Annual maturities of long-term debt and capital lease obligations are as follows:

                  LONG-TERM    CAPITAL LEASE
                     DEBT       OBLIGATIONS       TOTAL
                 -----------   -------------   -----------
2006 .........   $14,883,669    $ 1,745,713    $16,629,382
2007 .........     4,087,317      1,751,544      5,838,861
2008 .........     4,190,699      1,334,481      5,525,180
2009 .........     4,268,131      1,252,482      5,520,613
2010 .........     4,437,579      1,211,372      5,648,951
Thereafter ...    26,896,852      2,374,384     29,271,236
                 -----------    -----------    -----------
                 $58,764,247    $ 9,669,976    $68,434,223
                 ===========    ===========    ===========

          The Company's notes payable and revolving line of credit agreements with certain banks, agricultural credit associations, and certain individuals require compliance with certain restrictive covenants, including the maintenance of minimum levels of equity and working capital. In addition, these covenants restrict dividend payments, capital expenditures, investments, stockholder loans, fundamental changes in ownership, and the granting of loans or extensions of credit. As of December 24, 2005, the Company had obtained waivers for any non-compliance with these restrictions and covenants.

12. BANK OVERDRAFTS

          The Company had outstanding checks in excess of bank balances on certain of its subsidiaries of approximately $3,780,000 and $2,079,000 as of December 24, 2005 and December 25, 2004, respectively. The bank accounts utilized by the subsidiaries do not automatically draft funds from Moark, LLC's corporate bank, therefore, these outstanding checks were reclassified into accounts payable for the consolidated financial statement presentation.

13. INCOME TAXES

          Income taxes consist of:

                                           DECEMBER 24,   DECEMBER 25,   DECEMBER 27,
                                               2005           2004           2003
                                           ------------   ------------   ------------
Current provision ......................   $ 3,617,546    $ 4,623,666     $  562,464
Deferred provision (benefit) ...........    (7,199,483)    (2,281,000)     3,491,700
                                           -----------    -----------     ----------
                                           $(3,581,937)   $ 2,342,666     $4,054,164
                                           ===========    ===========     ==========

          The Company's provision for income taxes varies from the statutory U.S. tax rate primarily due to the effect of state income taxes, certain nondeductible expenses and the partnership tax treatment for certain of the entities.

          Total gross deferred tax assets and liabilities are as follows:

                                    DECEBER 24,   DECEMBER 25,
                                        2005          2004
                                    -----------   ------------
Gross deferred tax liabilities ..   $12,841,112   $19,680,000
Gross deferred tax assets .......     2,396,596     2,036,000
                                    -----------   -----------
Net deferred tax liability ......   $10,444,516   $17,644,000
                                    ===========   ===========

          At December 24, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $10,000,000 available to offset future taxable income. Unless utilized, these carryforwards will begin expiring in 2024. These carryforwards have been used to reduce deferred tax liabilities that would otherwise exist for consolidated financial statement purposes.

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

                                                            DECEMBER 24,   DECEMBER 25,   DECEMBER 27,
                                                                2005           2004           2003
                                                            ------------   ------------   ------------
Sales to related parties ................................    $ 3,964,000    $ 3,017,000   $ 2,424,000
Purchases from and payments of fees to related parties ..     47,172,000     70,321,000    34,141,000
Accounts receivable from related parties ................        367,000        516,000       812,000
Accounts payable to related parties .....................      5,769,000      5,823,000    11,347,000

          The Company also has guaranteed certain loan agreements for Delta Egg Farm, LLC of which the Company is a 50% owner. The Company is responsible for 50% of the outstanding balance on these guaranteed notes totaling approximately $11,278,000 as of December 24, 2005. It is estimated that these notes are fully secured by collateral of the borrower.

          In March 2003, the members of the Company advanced $5,000,000 to the Company. These advances, along with interest of approximately $181,000, were repaid to the members prior to December 25, 2004.

          The Company is a party to a consulting agreement with one of its members for an annual amount of approximately $1,445,000 due February 1 of each year. Included in the statement of operations for the periods ended December 24, 2005, December 25, 2004 and December 27, 2003 is $1,445,000,
     $1,445,000 and $1,325,000, respectively, related to this agreement.

          A subsidiary of one of the Company's members has written insurance policies for the Company providing for general liability, property and workers compensation insurance policies covering most of the Company's employees. Premiums during the periods ended December 24, 2005, December 25, 2004 and December 27, 2003 were approximately $3,611,144, $3,020,000 and $5,200,000, respectively.

15. COMMITMENTS AND CONTINGENCIES

     a. Non-cancelable operating leases of certain vehicles, equipment and real estate expire in various years through 2013. These leases generally contain renewal options for periods ranging from two years to five years and require the Company to pay all executory costs (property taxes, maintenance and insurance).

               Future minimum lease payments at December 24, 2005 are as follows:

Fiscal Year
-----------
2006 ........   $ 4,203,875
2007 ........     3,822,416
2008 ........     3,295,203
2009 ........     2,900,130
2010 ........     1,687,096
Thereafter ..     3,567,088
                -----------
                $19,475,808
                ===========

               Rent expense for all operating leases approximated $5,900,000, $6,751,000 and $5,399,000 for the periods ended December 24, 2005, December 25, 2004 and December 27, 2003, respectively. Included in operating leases are certain leases with related parties. Payments to the related parties in connection with these leases totaled approximately $410,000, $479,000 and $506,000, respectively.

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

               There were no discretionary contributions made for the periods ended December 24, 2005, December 25, 2004 and December 27, 2003. Matching contributions to the above plans during 2005, 2004, and 2003 were approximately $774,000, $712,000 and $289,000, respectively.

     c. The Company had a non-qualified retirement plan for certain key employees. The benefits under this plan require the participants to remain in the employment of the Company for a specified number of years, or until retirement age, in order to obtain any benefits and to observe certain covenants dealing with competition. No contributions were made to this plan during the periods ended December 24, 2005, December 25, 2004 and December 27, 2003. This plan was terminated effective January 2004.

     d. The Company is self-insured for health insurance purposes. The Company has obtained stop-loss insurance policies to cover losses in excess of $150,000 per employee and aggregate losses in excess of $4,900,000 per plan year. Provisions have been made in these consolidated financial statements to cover losses incurred under this self-insurance program.

     e. The Company is self-insured for workers compensation insurance purposes. Provisions have been made in these consolidated financial statements to cover losses incurred under this self-insurance program.

     f. The Company has outstanding commodity contracts for the future purchases of grain at December 24, 2005. These commitments are not in excess of the current operating requirements of the Company.

16. CONCENTRATIONS OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers and cash and cash investments deposited with financial institutions and credit associations.

          Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk. At December 24, 2005, four customers represent greater than 10% of total accounts receivable. At December 25, 2004, only one single group or customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable.

          At December 24, 2005 and December 25, 2004 and at times during the periods then ended, the Company maintained cash and cash investment balances with financial institutions in excess of Federal Deposit Insurance Corporation ("FDIC") insured limits.

                                 AGRILIANCE LLC

                           CONSOLIDATED BALANCE SHEETS

                                                        (UNAUDITED)
                                                       NOVEMBER 30,   AUGUST 31,
                                                           2005          2005
                                                       ------------   ----------
                                                            ($ IN THOUSANDS)
                       ASSETS
Current assets:
   Cash ............................................    $       --    $   31,854
   Trade receivables, net of allowance for bad debts
      of $13,558 and $12,384, respectively .........       421,759       318,238
   Rebates receivable ..............................       114,752       134,132
   Other receivables ...............................         9,967         8,149
   Receivable from Land O' Lakes, Inc. .............            --         4,243
   Receivable from CHS, Inc. .......................             4            --
   Inventories .....................................       676,551       659,213
   Vendor prepayments ..............................       321,438       171,119
   Prepaid expenses ................................         8,950        10,960
                                                        ----------    ----------
      Total current assets .........................     1,553,421     1,337,908
Property, plant and equipment:
   Land and land improvements ......................        18,878        19,117
   Buildings .......................................        70,473        70,773
   Machinery and equipment .........................       138,101       136,899
   Construction in progress ........................        26,536        20,451
                                                        ----------    ----------
      Total property, plant and equipment ..........       253,988       247,240
   Less accumulated depreciation ...................      (125,762)     (122,264)
                                                        ----------    ----------
      Net property, plant and equipment ............       128,226       124,976
Other assets .......................................        24,374        23,635
                                                        ----------    ----------
      Total assets .................................    $1,706,021    $1,486,519
                                                        ==========    ==========

          LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
   Cash overdraft ..................................    $   34,657    $       --
   Accounts payable ................................       600,893       718,774
   Customer prepayments ............................       444,041       171,518
   Accrued expenses ................................        95,917       140,363
   Payable to Land O'Lakes, Inc. ...................        18,590            --
   Payable to CHS, Inc. ............................            --         3,253
   Other current liabilities .......................         6,617         6,865
   Short-term debt .................................        99,747        23,650
                                                        ----------    ----------
      Total current liabilities ....................     1,300,462     1,064,423
   Long-term debt ..................................       100,000       100,000
   Other non-current liabilities ...................        14,620        14,850
   Minority interest in subsidiary .................         4,344         4,944
Members' equity:
   Contributed capital .............................       159,089       159,089
   Retained earnings ...............................       128,928       144,636
   Accumulated other comprehensive loss ............        (1,422)       (1,423)
                                                        ----------    ----------
      Total members' equity ........................       286,595       302,302
                                                        ----------    ----------
      Total liabilities and members' equity ........    $1,706,021    $1,486,519
                                                        ==========    ==========

          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED
                                                       NOVEMBER 30,
                                                   -------------------
                                                     2005       2004
                                                   --------   --------
                                                     ($ IN THOUSANDS)
                                                       (UNAUDITED)
Net sales ......................................   $692,461   $598,732
Cost of sales ..................................    634,896    540,925
                                                   --------   --------
   Gross profit ................................     57,565     57,807
Selling, general, and administrative expense ...     71,862     59,213
Loss (gain) on sale of assets ..................     (2,980)       (94)
                                                   --------   --------
   Loss from operations ........................    (11,317)    (1,500)
Interest expense, net ..........................      4,991      3,269
Equity in earnings of affiliated company .......       (600)         6
                                                   --------   --------
   Net loss ....................................   $(15,708)  $ (4,775)
                                                   ========   ========

          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                                          NOVEMBER 30,
                                                                                     ---------------------
                                                                                        2005        2004
                                                                                     ---------   ---------
                                                                                        ($ IN THOUSANDS)
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................................................   $ (15,708)  $  (4,775)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization ..............................................       4,434       4,657
      Bad debt expense ...........................................................          53         812
      Loss (gain) on sale of assets ..............................................      (2,980)         94
      Equity earnings in affiliated company ......................................        (600)          6
      Increase (decrease) in other non-current assets ............................        (758)        330
      Increase (decrease) in other non-current liabilities .......................        (230)         47
   Changes in current assets and liabilities:
      Trade receivables ..........................................................    (103,574)   (136,705)
      Receivables/payables from related parties ..................................      19,576      (8,029)
      Rebates receivable .........................................................      19,380      14,591
      Other receivables ..........................................................      (1,818)      4,306
      Inventories ................................................................     (17,338)    (76,807)
      Vendor prepayments .........................................................    (150,319)   (215,169)
      Accounts payable and customer prepayments ..................................     154,642     439,935
      Accrued expenses ...........................................................     (44,446)    (35,613)
      Other current assets and liabilities .......................................       1,762       2,392
                                                                                     ---------   ---------
   Net cash used by operating activities .........................................    (137,924)     (9,928)
                                                                                     ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ....................................      (8,599)     (7,653)
   Proceeds from sale of property, plant and equipment ...........................       3,915       1,811
                                                                                     ---------   ---------
   Net cash used by investing activities .........................................      (4,684)     (5,842)
                                                                                     ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term debt .................................................      76,097     110,000
   Increase (decrease) in cash overdrafts ........................................      34,657     (30,551)
   Distribution of earnings to members ...........................................          --     (40,000)
                                                                                     ---------   ---------
   Net cash provided by financing activities .....................................     110,754      39,449
                                                                                     ---------   ---------
Net change in cash and cash equivalents ..........................................     (31,854)     23,679
Cash and cash equivalents at beginning of period .................................      31,854          --
                                                                                     ---------   ---------
Cash and cash equivalents at end of period .......................................   $      --   $  23,679
                                                                                     =========   =========

          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements reflect, in the opinion of the management of Agriliance LLC (the "Company"), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended August 31, 2005. The results of operations and cash flows for interim periods are not indicative of results for a full year. Certain reclassifications have been made to the 2004 amounts to conform with the 2005 presentation.

2.   BORROWING ARRANGEMENTS

     At November 30, 2005, $74 million of short term debt was outstanding under the Company's $270 million syndicated revolving credit agreement. The facility is secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. Interest on borrowings under the facility was charged at 5.834% (LIBOR + 1.5%) as of November 30, 2005.

     The company's consolidated joint-venture, AFC-Agriliance, LLC, has a $30 million revolving credit agreement with CoBank which expires March 1, 2006 and is secured by AFC-Agriliance, LLC's accounts receivable and inventory. There was $25.7 million outstanding at November 30, 2005. Interest on borrowings was charged at LIBOR + 2.5%.

     In December 2005, the company renegotiated the revolving credit agreement, extending the facility for an additional five years and increasing the available borrowing capacity to $325 million. The amendment also has allowed for the issuance of letters of credit up to $75 million, and adjusted certain covenant restrictions.

     Agriliance also has $100 million of senior secured notes in a private placement. The private placement consists of four notes, two with fixed-rate interest rates and two notes with floating rates. The fixed-rate notes are for $42 million and $47 million, bearing interest at 5.66% and 6.31%, respectively, and maturing in December 2008 and 2010. The floating rate notes are for $6 million, maturing in December 2008 and for $5 million, maturing in December 2010. Both of these notes bear interest at variable rates based on LIBOR plus applicable margins. All of the notes are secured by the same assets which secure the revolving credit facility, on a pari passu basis.

     In November 2005, Agriliance renegotiated its revolving receivables securitization program allowing for borrowings of up to $225 million in advances against eligible receivables. Under this program, Agriliance sells trade receivables to Agriliance SPV, LLC, a wholly-owned subsidiary of Agriliance, LLC. This subsidiary is a qualifying special purpose entity (QSPE) under applicable accounting rules, and was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables to the QSPE are structured as sales and, in accordance with applicable accounting rules, these receivables are not reflected in the consolidated balance sheets of Agriliance. The QSPE purchases the receivables with a combination of cash and notes. CoBank and other banks lend funds to the SPV based upon the value of the receivables pool, at an agreed advance rate. As of November 30, 2005, $162 million was drawn under this securitization. The facility is currently scheduled to terminate in November 2010.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
Agriliance, LLC:

     We have audited the accompanying consolidated balance sheets of Agriliance, LLC and subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and members' equity for each of the years in the three-year period ended August 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agriliance, LLC and subsidiaries as of August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2005 in conformity with U.S. generally accepted accounting principles.

                                        /s/ KPMG LLP

October 28, 2005

                                 AGRILIANCE, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                         AUGUST 31,
                                                                  -----------------------
                                                                     2005         2004
                                                                  ----------   ----------
                                                                      ($ IN THOUSANDS)
                                     ASSETS

Current assets:
   Cash .......................................................   $   31,854   $       --
   Trade receivables, net of allowance for doubtful accounts
      of $17,440 and $12,384 in 2005 and 2004, respectively ...      318,238      304,028
   Rebates receivable .........................................      134,132      146,910
   Other receivables ..........................................        8,149        9,717
   Receivable from Land O' Lakes, Inc. ........................        4,243           --
   Inventories ................................................      659,213      520,496
   Vendor prepayments .........................................      171,119      130,790
   Prepaid expenses ...........................................       10,960        3,603
                                                                  ----------   ----------
      Total current assets ....................................    1,337,908    1,115,544

Property, plant and equipment:
   Land and land improvements .................................       19,117       19,714
   Buildings ..................................................       70,773       65,997
   Machinery and equipment ....................................      136,899      115,285
   Construction in progress ...................................       20,451       16,931
                                                                  ----------   ----------
      Total property, plant and equipment .....................      247,240      217,927
   Less accumulated depreciation ..............................     (122,264)    (105,676)
                                                                  ----------   ----------
      Net property, plant and equipment .......................      124,976      112,251
Other assets ..................................................       23,635       10,865
                                                                  ----------   ----------
      Total assets ............................................   $1,486,519   $1,238,660
                                                                  ==========   ==========
                         LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
   Cash overdraft .............................................   $       --   $   30,551
   Short-term debt ............................................       23,650           --
   Accounts payable ...........................................      718,774      543,501
   Customer prepayments .......................................      171,518      108,030
   Accrued expenses ...........................................      140,363      124,979
   Payable to Land O'Lakes, Inc. ..............................           --       12,581
   Payable to CHS, Inc. .......................................        3,253        4,047
   Distributions payable to members ...........................           --       40,000
   Other current liabilities ..................................        6,865        7,029
                                                                  ----------   ----------
      Total current liabilities ...............................    1,064,423      870,718
Long-term debt ................................................      100,000      100,000
Other non-current liabilities .................................       14,850       25,992
Minority interest in subsidiary ...............................        4,944        2,767

Members' equity:
   Contributed capital ........................................      159,089      159,089
   Retained earnings ..........................................      144,636       91,673
   Accumulated other comprehensive income .....................       (1,423)     (11,579)
                                                                  ----------   ----------
      Total members' equity ...................................      302,302      239,183
                                                                  ----------   ----------
      Total liabilities and members' equity ...................   $1,486,519   $1,238,660
                                                                  ==========   ==========

          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEARS ENDED AUGUST 31,
                                                 ------------------------------------
                                                    2005         2004         2003
                                                 ----------   ----------   ----------
                                                           ($ IN THOUSANDS)
Net sales ....................................   $3,735,125   $3,471,514   $3,485,623
Cost of sales ................................    3,361,682    3,121,558    3,119,287
                                                 ----------   ----------   ----------
   Gross margin ..............................      373,443      349,956      366,336
Selling, general and administrative expense ..      282,631      267,735      299,097
Gain on sale of assets .......................       (1,538)        (901)      (2,787)
                                                 ----------   ----------   ----------
   Earnings from operations ..................       92,350       83,122       70,026
Minority interests ...........................        2,177        2,762           --
Interest expense, net ........................       13,060        9,082        9,285
                                                 ----------   ----------   ----------
   Net earnings ..............................   $   77,113   $   71,278   $   60,741
                                                 ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED AUGUST 31,
                                                              ---------------------------------
                                                                 2005        2004        2003
                                                              ---------   ---------   ---------
                                                                       ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ...........................................   $  77,113   $  71,278   $  60,741
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization .......................      18,922      17,767      23,517
      Bad debt expense ....................................       5,599       2,780      16,832
      Minority interests ..................................       2,177       2,762          --
      Gain on disposal of property, plant and equipment ...      (1,538)       (901)     (2,787)
      Change in other non-current assets and liabilities ..     (13,833)      9,794       6,461
   Changes in current assets and liabilities:
      Trade receivables ...................................     (19,809)    143,930     (64,841)
      Receivables/payables from related parties ...........     (17,618)      2,057     (26,205)
      Rebates receivable ..................................      12,778      (4,533)    (27,833)
      Other receivables ...................................       1,568       3,392      11,966
      Inventories .........................................    (138,717)     39,147    (182,449)
      Vendor prepayments ..................................     (40,329)    (65,622)    (59,032)
      Accounts payable and customer prepayments ...........     238,761    (202,439)    344,069
      Accrued expenses ....................................      15,384      23,674      16,646
      Other current assets and liabilities ................      (7,521)        521        (906)
                                                              ---------   ---------   ---------
   Net cash provided by operating activities ..............     132,937      43,607     116,179

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment .............     (35,119)    (29,887)    (16,785)
   Proceeds from sale of property, plant and equipment ....       5,087       2,446       7,970
                                                              ---------   ---------   ---------
   Net cash used by investing activities ..................     (30,032)    (27,441)     (8,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds / (payments) on short-term debt ...............      23,650     (15,000)    (51,500)
   Increase (decrease) in cash overdraft ..................     (30,551)     30,551          --
   Distribution of earnings to members ....................     (64,150)    (54,599)    (35,000)
                                                              ---------   ---------   ---------
   Net cash used by financing activities ..................     (71,051)    (39,048)    (86,500)
                                                              ---------   ---------   ---------
Net change in cash ........................................      31,854     (22,882)     20,864
Cash at beginning of period ...............................          --     (22,882)      2,018
                                                              ---------   ---------   ---------
Cash at end of period .....................................   $  31,854   $      --   $  22,882
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE, LLC

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

                                                                    ACCUMULATED
                                                                       OTHER         TOTAL
                                          CONTRIBUTED   RETAINED   COMPREHENSIVE   MEMBERS'   COMPREHENSIVE
                                            CAPITAL     EARNINGS       (LOSS)       EQUITY        INCOME
                                          -----------   --------   -------------   --------   -------------
                                                                   ($ IN THOUSANDS)
Balance at August 31,2002 .............     $159,089    $ 89,253            --     $248,342
Net earnings ..........................           --      60,741            --       60,741      $ 60,741
Minimum pension liability adjustment ..           --          --      $(15,331)     (15,331)      (15,331)
                                                                                                 --------
Comprehensive income ..................           --          --            --           --      $ 45,410
                                                                                                 ========
Distributions paid to members .........           --     (35,000)           --      (35,000)
                                            --------    --------      --------     --------
Balance at August 31, 2003 ............      159,089     114,994       (15,331)     258,752
Net earnings ..........................           --      71,278            --       71,278      $ 71,278
Minimum pension liability adjustment ..           --          --         3,752        3,752         3,752
                                                                                                 --------
Comprehensive income ..................                                                          $ 75,030
                                                                                                 ========
Distributions payable to members ......           --     (40,000)           --      (40,000)
Distributions paid to members .........           --     (54,599)           --      (54,599)
                                            --------    --------      --------     --------
Balance at August 31, 2004 ............      159,089      91,673       (11,579)     239,183
Net earnings ..........................           --      77,113            --       77,113      $ 77,113
Minimum pension liability adjustment ..           --          --        10,156       10,156        10,156
                                                                                                 --------
Comprehensive income ..................                                                          $ 87,269
                                                                                                 ========
Distributions paid to members .........           --     (24,150)           --      (24,150)
                                            --------    --------      --------     --------
Balance at August 31, 2005 ............     $159,089    $144,636      $ (1,423)    $302,302
                                            ========    ========      ========     ========

          See accompanying notes to consolidated financial statements.

                                 AGRILIANCE, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) ORGANIZATION

     Agriliance LLC, (Agriliance or the Company) is a distributor of agricultural inputs and is owned by: Land O'Lakes, Inc. (50% voting interest) and CHS, Inc. (50% voting interest) (the members). Prior to May 1, 2004, Agriliance was owned by Land O'Lakes (50% voting interest), CHS, Inc (25% voting interest) and Farmland Industries, Inc. (25% voting interest). Farmland Industries, Inc. filed for Chapter 11 bankruptcy court protection on May 31, 2002 and subsequently sold its ownership interest to CHS, Inc. effective April 30, 2004.

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

     Prior to May 1, 2004, the economic interest in profits and losses of the Company was generally allocated to members for all other business operation as follows: 50.0%, 25.0%, and 25.0% for Land O'Lakes, Inc., CHS, Inc. and Farmland Industries, Inc., respectively. After April 30, 2004, the allocation for all other business operations became 50.0% for Land O'Lakes, Inc. and 50.0% for CHS, Inc.

     The liability of each member is limited to each member's respective capital account balance.

     (B) STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, with intercompany transactions eliminated.

     (C) REVENUE RECOGNITION

     Revenue is recognized as it is earned, which generally occurs when fertilizer, chemical, and agricultural products are shipped.

     (D) INCOME TAXES

     The Company's taxable operations pass directly to the joint venture owners under the LLC organization. As a result, no provision for income taxes is recorded in the accompanying consolidated statement of operations.

     (E) INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out or average-cost basis.

     (F) REBATES RECEIVABLE

     Rebates receivable have been estimated based on contractual agreements combined with current sales and market data, in accordance with EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor."

                                 AGRILIANCE, LLC

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

     (I) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of all financial instruments to which the Company is a party. All financial instruments are carried at amounts that approximate estimated fair value.

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

     (K) RECLASSIFICATIONS

     Certain 2004 and 2003 amounts have been reclassified to conform with the current year presentation.

(2)  SHORT-TERM DEBT

     The Company has a $225 million revolving credit agreement with CoBank, which expires December 4, 2006. Short-term debt is secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. There was no debt outstanding at August 31, 2005 or August 31, 2004 under this facility. Interest on borrowings under this revolving credit agreement was charged at an average rate of 4.475% (LIBOR + 2.00%) and 3.17% (LIBOR + 1.75%) for the fiscal years ended August 31, 2005 and 2004, respectively.

     On October 6, 2005, the Company entered into a $270 million revolving credit agreement with CoBank, which expires October 6, 2010. The short-term debt is secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Argo Distribution, LLC. The loan agreement includes certain restrictive covenants.

     The Company's consolidated joint-venture, AFC-Agriliance, LLC, has a $30 million revolving credit agreement with CoBank which expires March 1, 2006 and is secured by AFC-Agriliance, LLC's accounts receivable and inventory. There was $23,650,000 outstanding at August 31, 2005. Interest on borrowings under this revolving credit agreement was charged at LIBOR + 2.5% at August 31, 2005.

                                 AGRILIANCE, LLC

(3)  LONG-TERM DEBT

     On December 4, 2003, the Company entered into a long-term credit agreement comprised of private placements with six institutions. The individual loans have terms with expiration dates ranging from December 4, 2008 to December 4, 2010. The long-term debt is secured by the Company's inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. At August 31, 2005 and 2004, the total long-term debt outstanding was $100 million of which $89 million was charged at fixed interest rates averaging 6.0%. The remaining $11 million of long-term debt outstanding was charged at floating interest rates averaging 4.45% (LIBOR + 1.86%) and 3.14% (LIBOR + 1.86%) at August 31, 2005 and 2004, respectively.

Future maturities of long-term debt are as follows:

Year ending August, 31:   (In thousands)
-----------------------   --------------
2006 ..................      $     --
2007 ..................            --
2008 ..................            --
2009 ..................        48,000
2010 ..................            --
2011 and thereafter ...        52,000
                             --------
Total .................      $100,000
                             ========

     The loan agreement includes certain restrictive financial covenants. At August 31, 2005 and 2004, the Company was in compliance with these covenants.

     Interest paid on short-term and long-term debt for the years ended August 31, 2005, 2004 and 2003 totaled $9.1 million, $4.9 million and $9.6 million, respectively.

(4)  RECEIVABLES PURCHASE FACILITY

     The Company has a $200 million receivables purchase facility with CoBank. A wholly owned subsidiary, Agriliance SPV, LLC, purchases the receivables from Agriliance and transfers them to CoBank. Such transactions are structured as sales and, accordingly, the receivables transferred to CoBank without recourse to Agriliance are not reflected in the consolidated balance sheet. At August 31, 2005 and 2004, $105 million and $120 million, respectively, were outstanding under this facility. The total accounts receivable sold during the years ended August 31, 2005, 2004, and 2003 were $2,990 million, $2,739 million and $2,885 million respectively.

(5)  PENSION AND OTHER POSTRETIREMENT PLANS

     The Company sponsors a defined benefit pension plan. The plan is noncontributory and covers all employees. The benefits are based upon years of service, age at retirement, and the employee's highest five year period of compensation during the last ten years before retirement.

     The Company recognized additional minimum pension liability adjustments of $10,156,000 and $3,752,000 for the fiscal years ended August 31, 2005 and 2004, respectively. In accordance with SFAS No. 87, these adjustments were made to other comprehensive income of the Company and did not impact current year net earnings.

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

     The Company uses a May 31 measurement date for its plans. The following table sets forth the plans' benefit obligations, fair value of plan assets, and funded status at August 31, 2005 and 2004:

                                                         YEAR ENDED AUGUST 31 (IN THOUSANDS)
                                                   ----------------------------------------------
                                                     PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                   --------------------   -----------------------
                                                      2005       2004          2005      2004
                                                   ---------   --------      -------   -------
Benefit obligation .............................   $(108,164)  $(88,010)     $(4,984)  $(6,299)
Fair value of plan assets ......................      99,100     59,574           --        --
                                                   ---------   --------      -------   -------
Funded status ..................................   $  (9,064)  $(28,436)     $(4,984)  $(6,299)
                                                   =========   ========      =======   =======

Prepaid (accrued) benefit cost recognized in the
   consolidated balance sheets .................   $  21,148   $ (6,876)     $(5,655)  $(5,769)

     The accumulated benefit obligation for the pension plan was $98,189,000 and $77,457,000 at August 31, 2005 and 2004, respectively.

     Weighted-average assumptions used to determine benefit obligations at August 31, 2005 and 2004 were as follows:

                                                                        POSTRETIREMENT
                                                     PENSION BENEFITS      BENEFITS
                                                     ----------------   --------------
                                                        2005   2004       2005   2004
                                                        ----   ----       ----   ----
Discount rate.....................................      5.50%  6.50%      5.50%  6.50%
Expected long-term rate of return on plan assets..      8.50%  8.50%       N/A    N/A
Rate of compensation increase.....................      2.50%  3.50%       N/A    N/A

     Weighted-average assumptions used to determine net cost for the years ended August 31, 2005, 2004, and 2003 were as follows:

                                                                             POSTRETIREMENT
                                                       PENSION BENEFITS         BENEFITS
                                                      ------------------   ------------------
                                                      2005   2004   2003   2005   2004   2003
                                                      ----   ----   ----   ----   ----   ----
Discount rate .....................................   6.50%  6.00%  7.25%  6.50%  6.00%  7.25%
Expected long-term rate of return on plan assets ..   8.50%  8.50%  9.00%   N/A    N/A    N/A
Rate of compensation increase .....................   3.50%  3.00%  4.00%   N/A    N/A    N/A

     The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

     For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 6.0% through 2008 and remain at that level thereafter.

                                 AGRILIANCE, LLC

                                             YEAR ENDED AUGUST 31 (IN THOUSANDS)
                                      ------------------------------------------------
                                                                     POSTRETIREMENT
                                           PENSION BENEFITS             BENEFITS
                                      -------------------------   --------------------
                                        2005     2004     2003    2005    2004    2003
                                      -------   ------   ------   ----   ------   ----
Benefit cost ......................   $ 7,887   $6,309   $4,210   $288   $1,214   $933
Employer contribution .............    35,910    2,461    1,668    402      300    212
Plan participants' contributions ..        --       --       --     --       --     --
Benefits paid .....................     3,010    2,111    1,835    402      300    212

     PLAN ASSETS

     The weighted-average asset allocations of the Company's pension plan at August 31, 2005 and 2004 were as follows:

                        PLAN ASSETS
                        AT AUGUST 31
                       -------------
ASSET CATEGORY          2005    2004
--------------         -----   -----
Equity securities ..    41.4%   54.0%
Debt securities ....    51.1%   35.3%
Real Estate ........     6.5%    9.4%
Other ..............     1.0%    1.3%
                       -----   -----
Total ..............   100.0%  100.0%
                       =====   =====

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

     CASH FLOWS

     The Company expects to contribute $0 to its pension plan and $477,000 to its postretirement medical plan for the year ended August 31, 2006.

     Benefits expected to be paid for the pension plan in fiscal years ended 2006-2010 are $2,652,000, $2,863,000, $3,098,000, $3,340,000 and $3,605,000,
respectively. Aggregate benefits expected to be paid in the five years from 2011-2015 are $23,283,000. Expected benefits are based on the same assumptions used to measure the Company's benefit obligation at August 31 and include estimated future employee service.

     The postretirement medical plan is an unfunded plan. Expected benefits are based on the same assumptions used to measure the Company's benefit obligation at August 31. The following table sets forth the expected medical plan benefit payments and medicare subsidy receipts:

                                 AGRILIANCE, LLC

               EXPECTED BENEFIT   EXPECTED MEDICARE
                    PAYMENT         SUBSIDYPAYMENT
               ----------------   -----------------
               ($ IN THOUSANDS)    ($ IN THOUSANDS)
2006........        $   477            $  (29)
2007........            468               (50)
2008........            468               (58)
2009........            473               (64)
2010........            479               (69)
2011-2015...          2,430              (444)
                    -------            ------
Total.......        $ 4,795            $ (714)
                    =======            ======

     OTHER PLANS

     The Company has a defined contribution plan in which the Company matches 50% of the first 6% of employee contributions. The Company contributed $2,420,000, $2,120,000, and $2,293,000 to the plan for the fiscal years ended August 31, 2005, 2004 and 2003, respectively.

     In addition to the defined benefit and defined contribution retirement plans, the Company has a supplemental executive retirement plan, which is an unfunded defined benefit plan. The actuarial present value of the projected benefit obligation totaled $2,736,000 and $1,894,000 at August 31, 2005 and 2004, respectively.

(6)  RELATED PARTY TRANSACTIONS

     Land O'Lakes, Inc. and CHS, Inc. charged the Company for accounting, legal, risk management, building, advertising, and certain employee benefit and other employee-related expenses. Total purchased services were:

                         YEAR ENDED AUGUST 31,
                       -------------------------
                         2005     2004     2003
                       -------   ------   ------
                            ($ IN THOUSANDS)
Land O'Lakes, Inc...   $12,887   $9,693   $8,400
CHS, Inc............     5,070    4,579    3,536

     The Company made the following sales to related parties:

                                   YEAR ENDED AUGUST 31,
                              ------------------------------
                                2005       2004       2003
                              --------   --------   --------
                                     ($ IN THOUSANDS)
Land O'Lakes, Inc..........   $  9,254   $  5,219   $  1,576
CHS, Inc...................    199,852    196,175    208,706
Farmland Industries, Inc...         --        187      1,262

                                 AGRILIANCE, LLC

     During the year ended August 31, 2004, the Company made product purchases from Farmland Industries, Inc. totaling $37,516,000.

     During the years ended August 31, 2005, 2004 and 2003, the Company made product purchases from Land O'Lakes, Inc. totaling $17,815,000, $14,256,000 and $12,278,000 respectively.

     In addition, during the years ended August 31, 2005, 2004 and 2003, the Company made product purchases from CF Industries, Inc. (Land O'Lakes, Inc. and CHS, Inc. held a combined 58.2% interest in CF Industries, Inc. through August 16, 2005, at which time the interests were divested) totaling $571,144,048, $532,394,000 and $565,153,000 respectively.

(7)  LEASE COMMITMENTS

     The company has entered into noncancelable operating leases of certain real estate, vehicles and equipment.

     Future minimum lease commitments under noncancelable operating leases are as follows:

YEAR ENDING AUGUST 31,   ($ IN THOUSANDS)
----------------------   ----------------
2006..................        $12,946
2007..................          9,010
2008..................          4,761
2009..................          2,566
2010..................          1,424
2011 and thereafter...          2,545

     Rent expense for the years ended August 31, 2005, 2004 and 2003 was $24,470,000, $21,720,000 and $18,740,000, respectively.

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

(B)  GUARANTEES

     The Company is contingently liable for guarantees on customer loans with terms generally ending prior to March, 2006, totaling $10.5 million at August 31, 2005. The Company has recorded reserves for the estimated fair value of such guarantees.

(C)  GENERAL

     Certain claims and lawsuits have been filed in the ordinary course of business. It is management's opinion that settlement of all litigation would not require payment of an amount which would be material to the results of operations or to the financial position of the Company.