Form 10-Q
period 2006-03-31
LAND O LAKES INC
filed 2006-05-15
CIK 1032562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to          .
Commission file number 333-84486
Land O’Lakes, Inc.
(Exact name of Registrant as Specified in Its Charter)

Minnesota	41-0365145
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4001 Lexington Avenue North
Arden Hills, Minnesota	55112
(Address of Principal Executive Offices)	(Zip Code)
(651) 481-2222
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☑
     Land O’Lakes, Inc. is a cooperative. Our voting and non-voting common equity can only be held by our members. No public market for voting and non-voting common equity of Land O’Lakes, Inc. is established and it is unlikely, in the foreseeable future that a public market for our voting and non-voting common equity will develop.
     The number of shares of the registrant’s common stock outstanding as of April 30, 2006: 997 shares of Class A common stock, 4,025 shares of Class B common stock, 173 shares of Class C common stock, and 1,111 shares of Class D common stock.
     Documents incorporated by reference: None.
We maintain a website on the Internet through which additional information about Land O’Lakes, Inc. is available. Our website address is www.landolakesinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases and earnings releases are available, free of charge, on our website when they are released publicly or filed with the SEC.

Part I. Financial Information
Item 1. Financial Statements
LAND O’LAKES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$37,641	$179,704
Receivables, net	610,017	591,445
Inventories	454,664	453,135
Prepaid expenses	62,726	333,023
Other current assets	79,216	81,075

Total current assets	1,244,264	1,638,382

Investments	245,045	263,786
Property, plant and equipment, net	660,677	668,650
Goodwill, net	337,167	327,059
Other intangibles, net	95,847	96,767
Other assets	96,125	100,414

Total assets	$2,679,125	$3,095,058

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$74,051	$76,465
Current portion of long-term debt and obligations under capital lease	18,309	23,921
Accounts payable	624,580	976,959
Accrued expenses	192,214	265,924
Patronage refunds and other member equities payable	28,629	29,622

Total current liabilities	937,783	1,372,891

Long-term debt and obligations under capital lease	644,512	646,802
Employee benefits and other liabilities	173,356	165,796
Minority interests	8,599	6,012

Equities:
Capital stock	1,936	1,967
Member equities	899,561	893,518
Accumulated other comprehensive loss	(75,037)	(75,163)
Retained earnings	88,415	83,235

Total equities	914,875	903,557

Commitments and contingencies
Total liabilities and equities	$2,679,125	$3,095,058

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
	($ in thousands)
Net sales	$2,074,916	$2,031,234
Cost of sales	1,895,398	1,849,265

Gross profit	179,518	181,969

Selling, general and administrative	131,607	133,226
Restructuring and impairment charges	1,358	919

Earnings from operations	46,553	47,824

Interest expense, net	16,498	22,242
Other income, net	(7,837)	(35)
Equity in loss of affiliated companies	8,502	812
Minority interest in earnings of subsidiaries	175	437

Earnings before income taxes and discontinued operations	29,215	24,368

Income tax expense	3,103	2,113

Earnings from continuing operations	26,112	22,255
Earnings from discontinued operations, net of income taxes	—	2,041

Net earnings	$26,112	$24,296

Applied to:
Member equities
Allocated patronage	$24,389	$21,539
Deferred equities	(3,311)	(1,660)

	21,078	19,879
Retained earnings	5,034	4,417

	$26,112	$24,296

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
	($ in thousands)
Cash flows from operating activities:
Net earnings	$26,112	$24,296
Earnings from discontinued operations, net of income taxes	—	(2,041)
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	23,711	24,714
Amortization of deferred financing costs	599	3,014
Bad debt expense	211	193
Proceeds from patronage revolvement received	4,953	749
Non-cash patronage income	(359)	(677)
Deferred income tax expense	2,686	2,415
Decrease in other assets	6,625	4,639
Decrease in other liabilities	(567)	(548)
Restructuring and impairment charges	1,358	919
Gain on sale of investment	(7,837)	—
Equity in loss of affiliated companies	8,502	812
Minority interests	175	437
Other	1,181	240
Changes in current assets and liabilities, net of divestitures:
Receivables	(19,888)	28,055
Inventories	(500)	(24,954)
Other current assets	276,416	234,077
Accounts payable	(354,890)	(219,762)
Accrued expenses	2,301	20,759

Net cash (used) provided by operating activities	(29,211)	97,337

Cash flows from investing activities:
Additions to property, plant and equipment	(13,468)	(10,441)
Acquisitions	(84,187)	(30,106)
Payments for investments	(800)	(44)
Proceeds from sale of investments	7,837	—
Proceeds from sale of property, plant and equipment	664	1,708
Dividends from investments in affiliated companies	2,645	2,248
Other	(350)	(308)

Net cash used by investing activities	(87,659)	(36,943)

Cash flows from financing activities:
Decrease in short-term debt	(2,791)	(4,554)
Proceeds from issuance of long-term debt	1,449	812
Principal payments on long-term debt and capital lease obligations	(7,682)	(123,038)
Payments for redemption of member equities	(15,816)	(19,279)
Other	(41)	(413)

Net cash used by financing activities	(24,881)	(146,472)

Net cash (used) provided by operating activities of discontinued operations (revised)	(312)	9,951
Net cash provided by investing activities of discontinued operations (revised)	—	42,135

Net decrease in cash and cash equivalents	(142,063)	(33,992)

Cash and cash equivalents at beginning of the period	179,704	73,136

Cash and cash equivalents at end of the period	$37,641	$39,144

Supplementary Disclosure of Cash Flow Information
Cash paid during periods for:
Interest	$10,023	$12,606
Income taxes recovered	$(392)	$(650)
See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands in tables)
(Unaudited)
1. Summary of Significant Accounting Policies
     The unaudited consolidated financial statements reflect, in the opinion of the management of Land O’Lakes, Inc. (the “Company”), all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year because of, among other things, the seasonal nature of our businesses. The statements are condensed and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation. These reclassifications had no effect on gross profit or net earnings. The reclassifications relate to the presentation of certain customer discounts as seed sales deductions in the consolidated statements of operations. In addition, the Company has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations which in prior periods were reported on a combined basis as a single amount. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), “Share-Based Payment.” This Statement eliminated the alternative of accounting for share-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised standard requires the recognition of the fair value of share-based compensation in net earnings in the period the employee becomes eligible for the award. This Statement is effective January 1, 2006 and did not have a material impact on the Company’s consolidated financial statements. See note 10 for further discussion of this Statement.
     In November 2004, the FASB issued Statement No. 151, “Inventory Costs.” This Statement requires that abnormal idle facility expense, spoilage, freight and handling costs be recognized as current-period charges. In addition, Statement No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. This statement requires a prospective adoption after January 1, 2006 and is not material to the Company’s consolidated financial statements.
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
2. Receivables
     A summary of receivables is as follows:

	March 31,	December 31,
	2006	2005
Trade accounts	$95,066	$95,040
Notes and contracts	51,347	90,119
Notes from sale of trade receivables (see Note 3)	403,988	369,429
Other	73,603	51,167

	624,004	605,755
Less allowance for doubtful accounts	13,987	14,310

Total receivables, net	$610,017	$591,445

     A substantial portion of Land O’Lakes receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.
     The Company operates a wholly owned subsidiary which provides operating loans and facility financing to farmers and livestock producers. These loans, which relate primarily to dairy, swine, cattle and other livestock production, are presented as notes and contracts for the current portion and as other assets for the noncurrent portion.

3. Receivables Purchase Facility
     In December 2001, the Company established a $100 million (expanded to $200 million in 2004) receivables purchase facility with CoBank, ACB (“CoBank”) in an effort to reduce the Company’s overall financing costs. A wholly owned, unconsolidated special purpose entity (“SPE”) was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables from the Company to the SPE are structured as sales; accordingly, the receivables transferred to the SPE are not reflected in the Company’s consolidated balance sheets. The Company sells the receivables to the SPE in exchange for a note equal to the present value of the receivables, adjusted for risk of loss. Amounts owing on the note are paid back to the Company upon collection of the receivables by the SPE or when the SPE enters into borrowings with CoBank. Accordingly, cash flows between the Company and the SPE represent collections on the notes receivable, which were $1,555.5 million and $1,589.4 million for the three months ended March 31, 2006 and March 31, 2005, respectively. The Company is subject to credit risk related to the repayment of the notes receivable with the SPE, which, in turn, is dependent upon the collection of the SPE’s receivables pool. The Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At March 31, 2006, the SPE had $40 million of borrowings outstanding with CoBank under this facility, which is not reflected in the Company’s consolidated balance sheet, and no borrowings were outstanding at December 31, 2005.
4. Inventories
     A summary of inventories is as follows:

	March 31,	December 31,
	2006	2005
Raw materials	$148,616	$148,560
Work in process	2,208	2,297
Finished goods	303,840	302,278

Total inventories	$454,664	$453,135

5. Investments
     A summary of investments is as follows:

	March 31,	December 31,
	2006	2005
Agriliance LLC	$107,549	$112,932
Ag Processing Inc.	35,944	35,831
Advanced Food Products, LLC	31,157	31,904
Agronomy Company of Canada Ltd.	13,834	14,464
CoBank, ACB	6,047	10,688
Universal Cooperatives, Inc.	7,766	7,716
Melrose Dairy Proteins, LLC	5,039	7,495
Prairie Farms Dairy, Inc.	4,342	4,315
Other – principally cooperatives and joint ventures	33,367	38,441

Total investments	$245,045	$263,786

6. Goodwill and Other Intangible Assets
Goodwill
     The carrying amount of goodwill by segment is as follows:

	March 31,	December 31,
	2006	2005
Feed	$127,248	$115,593
Layers	79,567	79,567
Dairy Foods	69,904	69,904
Agronomy	50,029	51,566
Seed	10,419	10,429

Total goodwill	$337,167	$327,059

     The increase in goodwill of $10.1 million mainly resulted from Feed’s increased ownership interest (from 50.1% to 100.0%) in Penny-Newman Milling LLC, a California grain and feed company, in January 2006.

Other Intangible Assets
     A summary of other intangible assets is as follows:

	March 31,	December 31,
	2006	2005
Amortized other intangible assets:
Patents, less accumulated amortization of $5,197 and $4,909, respectively	$11,514	$11,802
Trademarks, less accumulated amortization of $2,189 and $2,078, respectively	1,781	1,892
Other intangible assets, less accumulated amortization of $9,063 and $8,543, respectively	5,927	6,448

Total amortized other intangible assets	19,222	20,142
Total non-amortized other intangible assets — trademarks and dealer network	76,625	76,625

Total other intangible assets	$95,847	$96,767

     Amortization expense for the three months ended March 31, 2006 and 2005 was $0.9 million and $1.0 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.6 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 9 years.
7. Debt Obligations
     The Company had notes and short-term obligations of $74.1 million at March 31, 2006 and $76.5 million at December 31, 2005. The Company also has a $200 million revolving credit facility due January 2007, subject to a borrowing base limitation. At March 31, 2006, $149.1 million was available under this facility after giving effect to $50.9 million of outstanding letters of credit, which reduce availability. The Company’s MoArk subsidiary has a $60 million revolving credit facility, subject to a borrowing base limitation, terminating on May 31, 2006. Borrowings of $19 million were outstanding at March 31, 2006 and December 31, 2005, and are recorded as notes and short-term obligations.
     A summary of long-term debt is as follows:

	March 31,	December 31,
	2006	2005
Senior unsecured notes — due 2011 (8.75%)	$196,452	$196,452
Senior secured notes — due 2010 (9.00%)	175,000	175,000
MoArk LLC debt — due 2006 through 2023 (7.63% weighted average)	57,166	59,136
Industrial development revenue bonds and other secured notes payable — due 2006 through 2016 (3.21% to 6.00%)	14,887	14,893
Capital Securities of Trust Subsidiary — due 2028 (7.45%)	190,700	190,700
Capital lease obligations	8,937	9,310
Other debt	19,679	25,232

	662,821	670,723
Less current portion	18,309	23,921

Total long-term debt	$644,512	$646,802

     The weighted average interest rate on short-term borrowings and notes outstanding at March 31, 2006 was 5.93% and at December 31, 2005 was 5.67%. Borrowings under the revolving credit facility bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin depends on Land O’Lakes leverage ratio. Based on Land O’Lakes leverage ratio as of March 31, 2006, the LIBOR margin for the revolving credit facility is 200 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of the Company.
     The Company and MoArk are each subject to certain restrictions and covenant ratio requirements relating to their respective credit agreements. As of March 31, 2006 Land O’Lakes debt covenants were all satisfied. At March 31, 2006 MoArk was not in compliance with certain of its covenant requirements and obtained waivers until 2007 for a term loan and through May 31, 2006 for a term loan and its revolving credit facility. MoArk is currently in the process of replacing its revolving credit facility, which expires on May 31, and expects to be in compliance with the revised covenants for the remainder of 2006.

8. Other Comprehensive Income
     Comprehensive income for the three months ended March 31 was as follows:

	Three Months Ended
	March 31,
	2006	2005
Net earnings	$26,112	$24,296
Unrealized gain (loss) on available-for-sale-investment securities	32	(11)
Foreign currency translation adjustment	94	1,194

Total comprehensive income	$26,238	$25,479

9. Pension and Other Postretirement Plans
     The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended March 31:

			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
Service cost	$4,850	$4,625	$175	$200
Interest cost	7,925	7,350	975	1,025
Expected return on assets	(8,650)	(8,400)	—	—
Amortization of actuarial loss	3,425	2,500	675	683
Amortization of prior service cost	(125)	(50)	75	75
Amortization of transition obligation	—	—	150	150

Net periodic benefit cost	$7,425	$6,025	$2,050	$2,133

     During the three months ended March 31, 2006, the Company contributed $0.0 million to its defined benefit pension plans and $1.5 million to its other postretirement benefits plans. In April 2006, $10.0 million was contributed to a defined benefit pension plan.
     The Company expects to contribute approximately $17.8 million to its defined benefit pension plans and $5.9 million to its other postretirement benefits plans in 2006.
10. Share-Based Compensation
     The Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of share-based compensation in net earnings. Share-based compensation consists solely of Value Appreciation Right (VAR) “Units” granted to certain employees under a Company-sponsored incentive plan. The Units are not traditional stock and do not provide the employee any voting right or right to receive assets of Land O’Lakes. A maximum of 200,000 Units may be granted to certain employees as of January 1 at a price determined based on a formula reflecting incremental growth in earnings, debt reduction, and cash payments to members for the five-year period ending at the close of the preceding year. Generally, Units granted to employees fully vest four years from the grant date. Vested Units are settled on a predetermined date chosen by the employee at the date of grant, or upon retirement or termination if earlier than the employee-selected date. The Company recognizes compensation expense for the estimated fair value appreciation of Units over the vesting period using the graded vesting method. Awards are reflected as a liability in the consolidated balance sheet and upon settlement are paid in cash to participants.
     The Company elected to use the modified prospective application method for adopting SFAS 123R. Under this method, the Company recorded $0.1 million of incremental compensation expense for Units outstanding prior to January 1, 2006 which are expected to vest prior to the four-year vesting period due to employees achieving retirement-eligible status. Employees reach retirement-eligible status at the age of 55 with 10 years of service or upon reaching the normal retirement age, ranging from 65 to 67, with no required years of service.
     Compensation expense for the share-based payment plan was $1.4 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively. Cash payments for Units settled during the three months ended March 31, 2006 and 2005 were $0.3 million and $0, respectively. The actual income tax benefit realized from this plan totaled $0.1 million and $0 for the three months ended March 31, 2006 and 2005, respectively.

     For the three months ended March 31, 2006, the number of Units granted, cancelled and settled were approximately 70,000, 6,000, and 56,000, respectively. The number of vested Units outstanding at March 31, 2006 was approximately 423,000 with a fair value of $3.5 million. The number of Units exercisable at March 31, 2006, was 0. The number of non-vested Units at March 31, 2006 was approximately 192,000 and the total remaining unrecognized compensation cost related to non-vested Units was approximately $1.1 million. The weighted average remaining service period for the non-vested Units was approximately 3 years.
11. Acquisitions of Minority Interests
     In January 2006, the Company acquired the remaining 42.5% of MoArk from Osborne Investments, LLC (Osborne) for $71.0 million in cash. The acquisition accelerated a 2007 transfer of ownership provision which was part of the original joint venture agreement between the Company and Osborne. The $71.0 million purchase price was allocated to goodwill and was recorded as accrued expense in the consolidated balance sheet as of December 31, 2005
     In January 2006, the Company purchased the remaining 49.9% minority interest of Penny-Newman Milling LLC, a consolidated grain and feed subsidiary located in Fresno, California, for $13.2 million in cash plus assumed debt of $5.0 million. The fair value of the $13.2 million purchase price was primarily allocated to goodwill.
12. Restructuring and Impairment Charges
A summary of restructuring and impairment charges is as follows:

	Three Months Ended
	March 31,
	2006	2005
Restructuring charges	$1,358	$—
Impairment charges	—	919

Total restructuring and impairment charges	$1,358	$919

Restructuring Charges
     During the three months ended March 31, 2006, Dairy Foods closed a facility in Greenwood, Wisconsin and as a result recorded a restructuring charge of $1.4 million related to a long-term contractual obligation for waste-water treatment with the city of Greenwood. The balance remaining to be paid at March 31, 2006 for Dairy Foods’ severance, contract, and other exit costs was $2.1 million.
Impairment charges
     During the three months ended March 31, 2005, Dairy Foods recorded a $0.9 million charge for the write-down of fixed assets to their estimated fair value related to the Pine Island, Minnesota facility.
13. Assets and Liabilities Held for Sale
     As part of its ongoing efforts to reposition non-strategic assets, the Company committed to a plan in the fourth quarter of 2005 to sell a portion of the net assets in Layers. Management expects the asset repositioning to occur within a year. Accordingly, certain assets and liabilities are presented as assets held for sale in the consolidated financial statements. Balance sheet amounts for assets of $48.9 million and liabilities of $0.3 million have been reclassified to other current assets and accrued expenses, respectively, in the consolidated balance sheets at March 31, 2006 and December 31, 2005.
14. Discontinued Operations
     On February 25, 2005, the Company completed the sale of its swine production assets. The Company received approximately $42.0 million in net proceeds from this transaction, which resulted in a gain, net of tax, of approximately $0.1 million.
15. Other Income, Net

	Three Months Ended
	March 31,
	2006	2005
Gain on sale of investments	$(7,837)	$—
Gain on legal settlement	—	(35)

Total other income, net	$(7,837)	$(35)

     During the three months ended March 31, 2006, the Company recognized a gain on sale of an investment held by Dairy Foods for $7.8 million. During the three months ended March 31, 2005 the Company recognized a $0.1 million gain on a legal settlement in Feed.
16. Segment Information
     The Company operates in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers.
     Dairy Foods produces, markets and sells products such as butter, spreads, cheese, and other dairy related products. Products are sold under well-recognized national brand names including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under regional brand names such as New Yorker.
     Feed is largely comprised of the operations of Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”), the Company’s wholly owned subsidiary. Land O’Lakes Purina Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives.
     Seed is a supplier and distributor of crop seed products in the United States. A variety of crop seed is sold, including alfalfa, soybeans, corn and forage and turf grasses.
     Agronomy consists primarily of the Company’s 50% ownership interest in Agriliance LLC (“Agriliance”), which is accounted for under the equity method. Agriliance markets and sells two primary product lines: crop protection (including herbicides and pesticides) and crop nutrients (including fertilizers and micronutrients).
     Layers consists of the Company’s MoArk subsidiary. MoArk produces and markets shell eggs and egg products that are sold to retail and wholesale customers for consumer and industrial use throughout the United States.
     The Company allocates corporate administrative expense to all of its business segments, both directly and indirectly. Corporate staff functions that are able to determine actual services provided to each segment allocate expense on a direct and predetermined basis. All other corporate staff functions allocate expense indirectly based on each segment’s percent of total invested capital. A majority of corporate administrative expense is allocated directly.

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended March 31, 2006:
Net sales	$887,175	$693,076	$389,309	$—	$107,742	$(2,386)	$2,074,916
Cost of sales(1)	845,185	624,744	328,393	3	99,484	(2,411)	1,895,398
Selling, general and administrative	41,260	59,129	18,775	3,470	9,275	(302)	131,607
Restructuring and impairment charges	1,358	—	—	—	—	—	1,358
Interest expense (income), net	8,100	6,102	1,878	(3,133)	4,530	(979)	16,498
Other income, net	(7,837)	—	—	—	—	—	(7,837)
Equity in loss (earnings) of affiliated companies	2,026	(345)	—	6,051	766	4	8,502
Minority interest in earnings of subsidiaries	—	175	—	—	—	—	175

Earnings (loss) before income taxes and discontinued operations	$(2,917)	$3,271	$40,263	$(6,391)	$(6,313)	$1,302	$29,215

For the three months ended March 31, 2005:
Net sales	$954,895	$630,665	$337,443	$—	$105,242	$2,989	$2,031,234
Cost of sales(1)	906,979	551,024	292,128	—	97,122	2,012	1,849,265
Selling, general and administrative	40,762	63,361	15,334	3,753	9,508	508	133,226
Restructuring and impairment charges	863	—	—	—	—	56	919
Interest expense (income), net	8,370	7,644	1,281	2,246	3,213	(512)	22,242
Other income, net	—	(35)	—	—	—	—	(35)
Equity in (earnings) loss of affiliated companies	(1,331)	(533)	—	988	1,682	6	812
Minority interest in earnings of subsidiaries	—	437	—	—	—	—	437

Earnings (loss) before income taxes and discontinued operations	$(748)	$8,767	$28,700	$(6,987)	$(6,283)	$919	$24,368

(1) Cost of sales includes unrealized hedging (gains) losses of:
2006	$(442)	$119	$261	$—	$(262)	$53	$(271)
2005	$(496)	$(3,588)	$375	$—	$(923)	$—	$(4,632)
In 2005, there were additional unrealized hedging losses (gains) recognized in earnings (loss) from discontinued operations, net of income taxes.

17. Unusual Event
     In December 2005, a fire occurred in the Company’s Statesville, North Carolina feed plant. The feed plant was shut down and has not yet resumed production. The Company is using its other facilities to provide services to customers normally served by this location. The aggregate net book value of the building, equipment and inventory is approximately $6.7 million. The Company holds insurance coverage for property damage and business interruption. The Company is evaluating rebuild options and, along with its insurance providers, is assessing the extent of the losses.
18. Subsequent Event
     In April 2006, the Company reacquired a Dairy Foods cheese plant in Gustine, California via a foreclosure sale. This plant was sold in 2003 to Valley Gold LLC for $2.5 million in cash and a note for $5 million. Valley Gold LLC ultimately defaulted on this note which had a book value of $4.8 million as of March 31, 2006. The Company is currently pursuing additional remedies against the loan parties and guarantors. The property will be reappraised and made available for sale later in 2006.
19. Consolidating Financial Information
     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly-owned and majority-owned subsidiaries and limited liability companies (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.
     On July 1, 2005, simultaneous with the prepayment of the remaining balance of a capital lease obligation, the Company elected to designate Cheese & Protein International (CPI) a restricted subsidiary under the Land O’Lakes senior bond indentures, and a loan party under the Company’s revolving credit facility. Consistent with such designations and as of July 1, 2005, CPI guarantees the Company’s obligations arising under these facilities. Accordingly, the CPI financial information has been combined with the consolidated guarantors in the following supplemental financial information as of December 31, 2005 and as of and for the three months ended March 31, 2006.
     In January of 2006, the Company completed the purchase of the remaining 49.9% ownership position in Penny-Newman Milling LLC (Penny-Newman) which gave Land O’Lakes 100% ownership of the entity. Accordingly, the Penny-Newman financial information has been combined with the consolidated guarantors in the following supplemental financial information as of and for the three months ended March 31, 2006.
     The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of operations and cash flow information for Land O’Lakes, Guarantor Subsidiaries and Land O’Lakes other subsidiaries and limited liability companies (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
March 31, 2006

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$29,436	$—	$8,205	$—	$37,641
Receivables, net	358,509	183,232	93,182	(24,906)	610,017
Inventories	241,995	173,414	39,255	—	454,664
Prepaid expenses	38,994	20,917	2,815	—	62,726
Other current assets	35,752	4,542	38,922	—	79,216

Total current assets	704,686	382,105	182,379	(24,906)	1,244,264

Investments	1,017,042	40,124	7,211	(819,332)	245,045
Property, plant and equipment, net	179,252	388,282	93,143	—	660,677
Goodwill, net	211,202	82,554	43,411	—	337,167
Other intangibles, net	3,876	89,762	2,209	—	95,847
Other assets	19,363	36,223	43,838	(3,299)	96,125

Total assets	$2,135,421	$1,019,050	$372,191	$(847,537)	$2,679,125

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$—	$3,071	$95,349	$(24,369)	$74,051
Current portion of long-term debt and obligations under capital lease	1,566	385	16,358	—	18,309
Accounts payable	369,515	230,694	27,824	(3,453)	624,580
Accrued expenses	101,512	76,984	14,101	(383)	192,214
Patronage refunds and other member equities payable	28,629	—	—	—	28,629

Total current liabilities	501,222	311,134	153,632	(28,205)	937,783

Long-term debt and obligations under capital lease	583,669	10,744	50,099	—	644,512
Employee benefits and other liabilities	135,655	27,148	10,553	—	173,356
Minority interests	—	4,851	3,748	—	8,599

Equities:
Capital stock	1,936	499,082	19,726	(518,808)	1,936
Member equities	899,561	—	—	—	899,561
Accumulated other comprehensive loss	(75,037)	(404)	—	404	(75,037)
Retained earnings	88,415	166,495	134,433	(300,928)	88,415

Total equities	914,875	665,173	154,159	(819,332)	914,875

Commitments and contingencies
Total liabilities and equities	$2,135,421	$1,019,050	$372,191	$(847,537)	$2,679,125

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,089,878	$858,813	$126,225	$—	$2,074,916
Cost of sales	996,625	781,621	117,152	—	1,895,398

Gross profit	93,253	77,192	9,073	—	179,518
Selling, general and administrative	59,591	63,184	8,832	—	131,607
Restructuring and impairment charges	1,358	—	—	—	1,358

Earnings from operations	32,304	14,008	241	—	46,553

Interest expense, net	12,721	2,990	787	—	16,498
Other income, net	(7,837)	—	—	—	(7,837)
Equity in (earnings) loss of affiliated companies	(1,849)	(310)	766	9,895	8,502
Minority interest in earnings of subsidiaries	(61)	—	236	—	175

Earnings (loss) before income taxes and discontinued operations	29,330	11,328	(1,548)	(9,895)	29,215
Income tax expense (benefit)	3,218	153	(268)	—	3,103

Earnings (loss) from continuing operations	26,112	11,175	(1,280)	(9,895)	26,112

Net earnings (loss)	$26,112	$11,175	$(1,280)	$(9,895)	$26,112

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$26,112	$11,175	$(1,280)	$(9,895)	$26,112
Adjustments to reconcile net earnings (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	10,278	11,149	2,284	—	23,711
Amortization of deferred financing costs	579	20	—	—	599
Bad debt expense	190	17	4	—	211
Proceeds from patronage revolvement received	4,949	4	—	—	4,953
Non-cash patronage income	(301)	(58)	—	—	(359)
Deferred income tax expense	2,686	—	—	—	2,686
Decrease (increase) in other assets	(3,881)	(485)	6,046	4,945	6,625
Decrease in other liabilities	(353)	(50)	(164)	—	(567)
Restructuring and impairment charges	1,358	—	—	—	1,358
Gain on sale of investment	(7,837)	—	—	—	(7,837)
Equity in (earnings) loss of affiliated companies	(1,849)	(310)	766	9,895	8,502
Minority interests	(61)	—	236	—	175
Other	(258)	(5)	1,444	—	1,181
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(48,905)	2,327	21,257	5,433	(19,888)
Inventories	(578)	435	(357)	—	(500)
Other current assets	281,163	(5,218)	471	—	276,416
Accounts payable	(325,871)	(11,703)	(17,300)	(16)	(354,890)
Accrued expenses	7,412	(2,956)	(3,012)	857	2,301

Net cash (used) provided by operating activities	(55,167)	4,342	10,395	11,219	(29,211)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,007)	(4,723)	(3,738)	—	(13,468)
Acquisitions	(84,187)	—	—	—	(84,187)
Payments for investments	—	—	(800)	—	(800)
Proceeds from sale of investments	7,837	—	—	—	7,837
Proceeds from sale of property, plant and equipment	110	66	488	—	664
Dividends from investments in affiliated companies	1,425	320	900	—	2,645
Other	175	3,663	—	(4,188)	(350)

Net cash used by investing activities	(79,647)	(674)	(3,150)	(4,188)	(87,659)

Cash flows from financing activities:
Increase (decrease) in short-term debt	21,761	802	(14,135)	(11,219)	(2,791)
Proceeds from issuance of long-term debt	1,230	—	219	—	1,449
Principal payments on long-term debt and capital lease obligations	(113)	(194)	(7,375)	—	(7,682)
Payments for redemption of member equities	(15,816)	—	—	—	(15,816)
Other	55	(4,276)	(8)	4,188	(41)

Net cash provided (used) by financing activities	7,117	(3,668)	(21,299)	(7,031)	(24,881)
Net cash used by operating activities of discontinued operations	(312)	—	—	—	(312)
Net decrease in cash	(128,009)	—	(14,054)	—	(142,063)
Cash and cash equivalents at beginning of period	157,445	—	22,259	—	179,704

Cash and cash equivalents at end of period	$29,436	$—	$8,205	$—	$37,641

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2005

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$157,445	$—	$22,259	$—	$179,704
Receivables, net	325,878	185,356	110,550	(30,339)	591,445
Inventories	240,388	173,849	38,898	—	453,135
Prepaid expenses	321,843	8,494	2,686	—	333,023
Other current assets	29,806	11,747	39,522	—	81,075

Total current assets	1,075,360	379,446	213,915	(30,339)	1,638,382

Investments	1,019,020	43,743	8,077	(807,054)	263,786
Property, plant and equipment, net	182,905	387,752	97,993	—	668,650
Goodwill, net	201,037	82,686	43,336	—	327,059
Other intangibles, net	4,192	90,269	2,306	—	96,767
Other assets	27,718	35,008	45,932	(8,244)	100,414

Total assets	$2,510,232	$1,018,904	$411,559	$(845,637)	$3,095,058

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$300	$2,269	$109,484	$(35,588)	$76,465
Current portion of long-term debt and obligations under capital lease	6,659	390	16,872		23,921
Accounts payable	692,907	242,397	45,124	(3,469)	976,959
Accrued expenses	168,397	79,940	17,113	474	265,924
Patronage refunds and other member equities payable	29,622	—	—	—	29,622

Total current liabilities	897,885	324,996	188,593	(38,583)	1,372,891

Long-term debt and obligations under capital lease	579,032	11,021	56,749	—	646,802
Employee benefits and other liabilities	128,042	27,198	10,556	—	165,796
Minority interests	1,716	711	3,585	—	6,012

Equities:
Capital stock	1,967	497,811	15,974	(513,785)	1,967
Member equities	893,518	—	—	—	893,518
Accumulated other comprehensive loss	(75,163)	(460)	—	460	(75,163)
Retained earnings	83,235	157,627	136,102	(293,729)	83,235

Total equities	903,557	654,978	152,076	(807,054)	903,557

Commitments and contingencies
Total liabilities and equities	$2,510,232	$1,018,904	$411,559	$(845,637)	$3,095,058

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2005

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,081,395	$730,402	$219,437	$—	$2,031,234
Cost of sales	995,872	645,284	208,109	—	1,849,265

Gross profit	85,523	85,118	11,328	—	181,969

Selling, general and administrative	56,293	65,517	11,416	—	133,226
Restructuring and impairment charges	919	—	—	—	919

Earnings (loss) from operations	28,311	19,601	(88)	—	47,824

Interest expense, net	19,923	459	1,860	—	22,242
Other income, net	(28)	(7)	—	—	(35)
Equity in (earnings) loss of affiliated companies	(16,287)	(520)	1,682	15,937	812
Minority interest in earnings of subsidiaries	—	295	142	—	437

Earnings (loss) before income taxes and discontinued operations	24,703	19,374	(3,772)	(15,937)	24,368

Income tax (benefit) expense	2,448	164	(499)	—	2,113

Earnings (loss) from continuing operations	22,255	19,210	(3,273)	(15,937)	22,255

Earnings from discontinued operations, net of income taxes	2,041	—	—	—	2,041

Net earnings (loss)	$24,296	$19,210	$(3,273)	$(15,937)	$24,296

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$24,296	$19,210	$(3,273)	$(15,937)	$24,296
Earnings from discontinued operations, net of income taxes	(2,041)	—	—	—	(2,041)
Adjustments to reconcile net earnings (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	11,388	6,857	6,469	—	24,714
Amortization of deferred financing costs	2,393	—	621	—	3,014
Bad debt expense	193	—	—	—	193
Proceeds from patronage revolvement received	749	—	—	—	749
Non-cash patronage income	(212)	(465)	—	—	(677)
Deferred income tax expense	2,415	—	—	—	2,415
Decrease (increase) in other assets	13,571	(1,585)	(2,318)	(5,029)	4,639
Decrease in other liabilities	(72)	(222)	(254)	—	(548)
Restructuring and impairment charges	919	—	—	—	919
Equity in (earnings) loss of affiliated companies	(16,287)	(520)	1,682	15,937	812
Minority interests	—	295	142	—	437
Other	140	(73)	173	—	240
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(212,621)	128,708	3,426	108,542	28,055
Inventories	(24,437)	4,327	(4,844)	—	(24,954)
Other current assets	228,830	3,022	2,225	—	234,077
Accounts payable	(220,396)	17,465	(4,290)	(12,541)	(219,762)
Accrued expenses	15,179	8,508	(2,928)	—	20,759

Net cash (used) provided by operating activities	(175,993)	185,527	(3,169)	90,972	97,337

Cash flows from investing activities:
Additions to property, plant and equipment	(7,707)	(2,005)	(729)	—	(10,441)
Acquisitions	(30,106)	—	—	—	(30,106)
Payments for investments	(7,523)	(21)	—	7,500	(44)
Proceeds from sale of property, plant and equipment	238	1,465	5	—	1,708
Dividends from investments in affiliated companies	2,020	200	28	—	2,248
Other	1,751	(343)	(1,716)	—	(308)

Net cash (used) provided by investing activities	(41,327)	(704)	(2,412)	7,500	(36,943)

Cash flows from financing activities:
Increase (decrease) in short-term debt	81,703	1,149	3,566	(90,972)	(4,554)
Proceeds from issuance of long-term debt	812	—	—	—	812
Principal payments on long-term debt and capital lease obligations	(115,485)	(28)	(7,525)	—	(123,038)
Distribution to members	183,830	(183,830)	—	—	—
Payments for redemption of member equities	(19,279)	—	—	—	(19,279)
Other	(413)	—	7,500	(7,500)	(413)

Net cash provided (used) by financing activities	131,168	(182,709)	3,541	(98,472)	(146,472)
Net cash provided by operating activities of discontinued operations	9,951	—	—	—	9,951
Net cash provided by investing activities of discontinued operations	42,135	—	—	—	42,135

Net (decrease) increase in cash	(34,066)	2,114	(2,040)	—	(33,992)
Cash and cash equivalents at beginning of period	65,129	(16,643)	24,650	—	73,136

Cash and cash equivalents at end of period	$31,063	$(14,529)	$22,610	$—	$39,144

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.
Overview
General
     We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. For the three months ended March 31, 2006, we reported net sales of $2.1 billion and net earnings of $26.1 million compared to net sales of $2.0 billion and net earnings of $24.3 million for the three months ended March 31, 2005. The primary reasons for the increase in net earnings were improved volume and margin performance in Seed and a gain on the sale of an investment, partially offset by lower margins in Dairy Foods and Feed.
     In April 2004, we announced our intention to reposition our layers segment for strategic growth. On January 27, 2006, we announced our purchase of the minority interest in MoArk, LLC (“MoArk”) from Osborne Investments, LLC (“Osborne”) for $71 million in cash. The transaction increases our ownership in MoArk, an entity engaged in the production and marketing of eggs and egg products, from 57.5% to 100%. We indicated that the purpose of the transaction was to consolidate control of MoArk as we continue the process of repositioning this business. The purchase essentially accelerates the exit of Osborne from the business by one year. As previously disclosed, Osborne held a put option on the MoArk interest, exercisable in March 2007. The option was exercisable at a base price of $42 million plus an additional amount related to market conditions. The present value of the minimum purchase price had been recorded on our balance sheet in accrued expense liabilities. The transaction canceled that option and eliminates our obligations to Osborne.
Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method and provided earnings and cash flows for the three months ended March 31 as follows:

	For the three months ended March 31,
	2006	2005
	(in millions)
Loss from unconsolidated businesses	$8.5	$0.8
Cash flow from investments in unconsolidated businesses	2.6	2.2
     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost.
     Our investment in unconsolidated businesses was $245.0 million as of March 31, 2006 and $263.8 million as of December 31, 2005.
     Agriliance LLC, which is reflected in our agronomy segment, constitutes the most significant of our investments in unconsolidated businesses. Agriliance is a distributor of agricultural inputs and is owned equally by Land O’Lakes and CHS Inc. Our ownership in Agriliance is accounted for under the equity method. Agriliance’s pretax earnings pass directly to the joint venture owners under the LLC organization. Our investment in Agriliance was $107.5 million as of March 31, 2006 and $112.9 million as of December 31, 2005. Our earnings and cash distributions from Agriliance are as follows for the three months ended March 31:

	For the three months ended March 31,
	2006	2005
	(in millions)
Equity in loss (earnings) from Agriliance	$5.4	$(0.1)
Cash distributions from Agriliance	0.0	0.0

     For the three months ended March 31, 2006, Agriliance reported a loss of $10.8 million, $11.0 million less than earnings of $0.2 million for the three months ended March 31, 2005. Sales of crop protection products were down 27% compared to the prior year driven by herbicide devaluation and lost insecticide sales due to improved seed trait technology. Crop protection earnings were down $4.7 million primarily due to timing of final determination of vendor rebates, herbicide devaluation and lost insecticide margin due to seed trait technology. Retail earnings were down $5.6 million primarily due to lower rebates. Crop nutrients volume was down 26% as a result of higher prices, which has caused a delay in the spring planting season and caused customers to delay purchases, but crop nutrient earnings were flat as market conditions drove margins higher.
     We expect to receive dividends from Agriliance for the year ended December 31, 2006 which would approximate dividends of $28.9 million received in 2005.
     The Company has a minority ownership position in an aseptic food products joint venture called AFP Advanced Food Products LLC (“AFP”). Under the terms of AFP’s Operating Agreement, we hold an option (exercisable as of March 1, 2006) to sell our interest in AFP to our joint venture partner for a price based on a multiple of AFP’s average historical and projected EBITDA (earnings before interest, income taxes, depreciation and amortization), as more fully described in the Operating Agreement. Our partner also holds an option (also exercisable as of March 1, 2006) that would require us to sell our interest in AFP to our partner according to the same formula referenced above, with a slightly higher multiple. If either party exercises its option, the Operating Agreement provides that, unless the parties agree otherwise, the sale could not occur earlier than 120 days after one party provides notice of its intent to exercise its option, but not later than 180 days thereafter, subject to certain delay rights that either party may seek.
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
     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the three months ended March 31, 2006, bulk cheese, which is generally priced the date of make, represented approximately 13% of the Dairy Foods segment’s net sales.
     We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter typically is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the three months ended March 31, 2006, branded, private label, deli and foodservice net sales of butter and cheese products represented approximately 33% of the Dairy Foods net sales.

     Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly market price for butter was $1.09 in May 2003, and the highest monthly market price was $2.21 in April 2004. In the past three years, the lowest monthly market price for block cheese was $1.12 in April 2003 and the highest monthly market price was $2.14 in April 2004. The per pound average market price for the three months ended March 31 is as follows:

	March 31,
	2006	2005
Per pound market price average for three months ended:
Butter	$1.25	$1.58
Block cheese	1.24	1.54
     We maintain a significant dairy manufacturing presence in strategic locations across the United States. As milk production continues to migrate to the West, our plants in the Upper Midwest and East are competing with other manufacturers for a declining amount of milk. The increased competition, coupled with higher energy costs, has pressured margins related to these facilities.
     Feed. The Feed segment follows industry standards for feed pricing. The feed industry generally prices products based on income over ingredient cost per ton of feed. This practice tends to lessen the impact of volatility in commodity ingredient markets on our animal feed profits. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices. However, margins can still be impacted by competitive pressures and changes in manufacturing and distribution costs.
     We enter into forward sales contracts to supply feed to customers, which currently represent approximately 20% of our feed sales. When we enter into these contracts, we also generally enter into forward purchase contracts on the underlying commodities to lock in our gross margins.
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
     As dairy production has shifted to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends and supplemental feeds. Complete feed is manufactured to meet the complete nutritional requirements of animals, whereas a simple blend is a blend of unprocessed commodities to which the producer then adds vitamins to supply the animal’s nutritional need. A supplemental feed is somewhere between these two points. Simple blends tend to have lower margins than supplemental feeds, and both have lower margins than complete feeds. This change in product mix is a result of differences in industry practices. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our western feed region and increases in our subsidiaries that manufacture premixes in the West.
     We have seen continued erosion of commodity feed volumes, mainly related to producer integration in the swine and poultry sectors as well as conscious efforts made by management to exit some of this low-income business and place increased focus on value-added business. We expect continued pressure on volumes in dairy, poultry and swine feed to continue as further integration occurs in the swine, poultry and dairy industries.
     Layers. MoArk produces and markets shell eggs and liquid egg products. MoArk’s sales and earnings fluctuate depending on egg market prices. For the three months ended March 31, 2006, egg prices averaged $0.81 per dozen, as measured by the Urner Barry (South Central) market, compared to egg prices of $0.74 per dozen for the three months ended March 31, 2005.

Derivative Commodity Instruments
     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, and soybeans in Seed. Derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures and options contracts for open positions are marked-to-market each month and these unrealized gains or losses (“unrealized hedging gains and losses”) are recognized in earnings and are fully taxed and applied to retained earnings on our balance sheet. Amounts recognized in earnings before income taxes and discontinued operations (reflected in cost of sales and equity in loss of affiliated companies) for the three months ended March 31 are as follows:

	For the three months ended
	March 31,
	2006	2005
	(in millions)
Unrealized hedging gain	$0.1	$4.3
Results of Operations
Three months ended March 31, 2006 as compared to three months ended March 31, 2005
Overview of Results

	For the three months ended March 31,
			Increase
	2006	2005	(Decrease)
	(In millions)

Net earnings	$26.1	$24.3	$1.8
     Increased net earnings were primarily driven by improved volumes and margins in Seed, lower interest expense and a gain of $7.8 million on the sale of an investment, which was partially offset by income tax expense on the gain of $1.6 million. Net earnings were negatively impacted by lower margins in Dairy Foods and Feed, lower earnings from Agriliance and lower unrealized hedging gains.

Net sales	$2,074.9	$2,031.2	$43.7
     The increase in net sales was primarily due to higher prices and volumes in Feed and higher volumes in Seed, partially offset by lower market prices in Dairy Foods. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$179.5	$182.0	$(2.5)
     Gross profit declined in the three months ended March 31, 2006 due to lower margins in Dairy Foods and Feed and lower unrealized hedging gains. Partially offsetting the decline were significantly higher volumes and margins in Seed. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$131.6	$133.2	$(1.6)
     The decrease in selling, general and administrative expense was mainly due to lower expenses in the Feed segment, partially offset by higher expenses in Seed due to sales incentives and incremental personnel costs to support growth programs.

	For the three months ended March 31,
			Increase
	2006	2005	(Decrease)
	(In millions)

Restructuring and impairment charges	$1.4	$0.9	$0.5
      During the three months ended March 31, 2006, Dairy Foods closed a facility in Greenwood, Wisconsin and as a result recorded a restructuring charge of $1.4 million related to a contractual obligation for waste-water treatment. For the three months ended March 31, 2005, Dairy Foods recorded a $0.9 million charge for the write-down of certain fixed assets to their estimated fair value.

Interest expense, net	$16.5	$22.2	$(5.7)
     The decrease in interest expense was due to debt reduction efforts in 2005 and lower deferred financing charges. Partially offsetting these impacts was an increase in average interest rates. Interest rates on borrowings averaged 8.5% for the three months ended March 31, 2006 compared to 7.0% for the same period in 2005. Deferred financing amortization decreased by $2.4 million for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to the acceleration of deferred financing charges for 2005 related to early payments on the Term B loan.

Equity in loss of affiliated companies	$8.5	$0.8	$7.7

     Results for the three months ended March 31, 2006 included equity in loss from Agriliance of $5.4 million compared to equity in earnings of $0.1 million for the same period of 2005. A discussion of net earnings for Agriliance can be found under the caption “Overview — General — Unconsolidated Businesses.” In Dairy Foods, equity method investments had losses of $2.0 million for the three months ended March 31, 2006, compared to equity earnings of $1.3 million for the same period of 2005. MoArk equity investments had equity losses of $0.8 million for the three months ended March 31, 2006 compared to equity losses of $1.7 million for the three months ended March 31, 2005.
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
Dairy Foods

	For the three months ended March 31,
($ in millions)	2006	2005	% change
Net sales	$887.2	$954.9	(7.1)%
Gross profit	42.0	47.9	(12.3)%

Gross profit % of net sales	4.7%	5.0%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$(72.4)
Volume impact	4.7

Total decrease	$(67.7)
     The net sales decrease in the three months ended March 31, 2006 was primarily driven by the impact of lower market prices for butter and cheese. The negative pricing / mix variance of $72.4 million was mainly due to lower average market prices of $0.33 per pound for butter and $0.30 per pound for cheese for the three months ended March 31, 2006 compared to the same period in the prior year. The negative pricing / mix variances in retail and private label butter was $23.2 million and the variance for foodservice, retail and deli cheese was $11.0 million. Additionally, lower market prices and a shift in the mix of products sold caused net sales for industrial operations to decrease by $42.9 million. The volume variance of $4.7 million was primarily driven by increased volumes in foodservice and deli cheese.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$(10.0)
Volume impact	4.2
Unrealized hedging	(0.1)

Total decrease	$(5.9)
     Gross profit declined in 2006 due to lower market prices for butter and cheese and higher energy and transportation costs, partially offset by improved volumes for foodservice cheese and industrial operations The negative margin / mix variance of $10.0 million was partially caused by a $7.3 million increase in energy costs that impacted industrial operations. In addition to higher energy costs, gross profit for industrial operations in the West were negatively impacted by the California milk pricing formula for commodity cheese and whey margins. Branded cheese and retail butter were down $4.3 million primarily due to the devaluation of inventory due to the impact of lower cheese and butter markets. The volume variance improvement of $4.2 million was caused by higher sales for foodservice cheese and industrial operations.

Feed

	For the three months ended March 31,
($ in millions)	2006	2005	% change
Net sales	$693.1	$630.7	9.9%
Gross profit	68.3	79.6	(14.2)%
Gross profit % of net sales	9.9%	12.6%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$39.5
Volume impact	16.1
Acquisitions and divestitures	6.8

Total increase	$62.4
     Increased net sales were primarily due to the impact of price increases and higher commodity prices, as well as higher volumes in ingredients and lifestyle feeds. The $39.5 million positive pricing / mix variance was partially caused by a $9.6 million positive pricing impact to ingredient net sales. In addition, formula feed net sales, which includes both lifestyle and livestock feeds, increased by $18.5 million, mainly in the livestock category due to higher commodity prices for ingredients and price increases. The volume variance of $16.1 million was partially due to the impact of an 8% increase in ingredient volumes, which caused net sales to increase $11.7 million, and a 4% increase in lifestyle feeds, which caused net sales to increase by $5.7 million. The acquisition and divestiture category includes the impact of increased sales due to the consolidation of Penny-Newman Milling, LLC on September 30, 2005, partially offset by lower net sales due to the sale of Heritage Trading Company, LLC in 2005.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$(8.4)
Volume impact	1.4
Unrealized hedging	(3.7)
Acquisitions and divestitures	(0.6)

Total decrease	$(11.3)
     Gross profit decreased in 2006 primarily due to lower margins in formula feed, higher distribution costs and unrealized hedging. The negative margin / mix impact of $8.4 million was primarily due to a $7.2 million decline in formula feed partially due to competitive pressure on margins and higher distribution costs. In addition, formula feed gross profit decreased by $1.1 million for incremental costs related to serving customers previously served by our Statesville, NC plant, which has been shut down since late December due to fire damage. The volume variance of $1.4 million was mainly due to improvements in our lifestyle business of $1.3 million, driven by a 4% increase in volumes. The acquisition and divestiture category includes the impact of increased sales due to the consolidation of Penny-Newman Milling, LLC on September 30, 2005, partially offset by lower gross margin due to the sale of Heritage Trading Company, LLC in 2005.
Seed

	For the three months ended March 31,
($ in millions)	2006	2005	% change
Net sales	$389.3	$337.4	15.4%
Gross profit	60.9	45.3	34.4%
Gross profit % of net sales	15.6%	13.4%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$1.1
Volume impact	48.1
Acquisitions	2.7

Total increase	$51.9

     Net sales increased in 2006 due primarily to strong volume growth in corn, alfalfa and soybeans. The $1.1 million positive pricing / mix variance was primarily related to higher prices in alfalfa due to shortages in the market. The volume variance of $48.1 million was driven by a $28.4 million increase in soybeans, a $9.8 million increase in corn and a $6.2 million increase in alfalfa. The acquisition category includes the impact from the acquisition of ABI Alfalfa in August of 2005.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$7.5
Volume impact	6.8
Unrealized hedging	0.1
Acquisitions	1.2

Total increase	$15.6
     The gross profit margin / mix increase of $7.5 million was partially caused by improvements in corn and alfalfa. The improvement in alfalfa was partially due to the strong demand related to the introduction of Round-up Ready® alfalfa in 2005. Of this $7.5 million increase, $4.4 million was related only to timing, as certain amounts related to partnered incentive programs were recognized in the three months ended March 31, 2006 that were not recognized until later in the year in 2005. The volume improvement of $6.8 million was driven by 13% higher corn, 38% higher alfalfa, and 9% higher soybeans sales. The acquisition category includes the impact from the acquisition of ABI Alfalfa in August of 2005.
Layers

	For the three months ended March 31,
($ in millions)	2006	2005	% change
Net sales	$107.7	$105.2	2.4%
Gross profit	8.3	8.1	2.5%
Gross profit % of net sales	7.7%	7.7%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$4.6
Volume impact	(2.1)

Total increase	$2.5
     The increase in net sales was primarily driven by higher egg prices for the three months ended March 31, 2006 compared to the same period in 2005. The average quoted price based on the South Central Large market increased to $0.81 per dozen in 2006 compared to $0.74 per dozen in 2005.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$1.2
Volume impact	(0.3)
Unrealized hedging	(0.7)

Total increase	$0.2
The gross profit increase was primarily attributable to the increase in average market price of eggs. Partially offsetting the impact of higher egg prices were lower unrealized hedging gains for the three months ended March 31, 2006 compared to the same period in 2005.

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
     Total long-term debt and obligations under capital lease, including the current portion, was $662.8 million at March 31, 2006 compared to $670.7 million at December 31, 2005. The decrease was primarily due to debt repayments for borrowings of consolidated subsidiaries.
     Our primary sources of debt at March 31, 2006 included a $200 million undrawn revolving credit facility, $175 million in senior secured notes, $196.5 million in senior unsecured notes and $191 million of capital securities. For more information, please see the section below entitled “Principal Debt Facilities.”
     At March 31, 2006, $66.1 million of our long-term debt, including $8.9 million of capital lease obligations, was attributable to MoArk. Land O’Lakes does not provide any guarantees or support for MoArk’s debt. In addition, we had $34.2 million of other miscellaneous long-term debt at March 31, 2006.
     In 2001, we entered into a $100 million (expanded to $200 million in 2004) receivables purchase facility program with CoBank, ACB (“CoBank”) in an effort to reduce overall financing costs. At March 31, 2006, $40 million was outstanding under this facility compared to $140 million at March 31, 2005 and $0 and December 31, 2005. In accordance with generally accepted accounting principles, this facility is not reflected as debt in our consolidated balance sheet. A more complete description of this accounts receivable securitization program is found below under the caption, “Off-Balance Sheet Arrangements.”
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At March 31, 2006, $149.1 million was available under our $200 million revolving credit facility for working capital and general corporate purposes after giving effect to $50.9 million of outstanding letters of credit, which reduce availability. There was no outstanding balance on the facility at March 31, 2006.
     At March 31, 2006, we had available cash and cash equivalents on hand of $37.6 million, including $5.2 million of cash at MoArk. Total equities at March 31, 2006 were $914.9 million.
Our total liquidity is as follows:

	As of March 31,	As of March 31,	As of December 31,
	2006	2005	2005
	($ in millions)
Cash and cash equivalents	$37.6	$39.1	$179.7
Availability on revolving credit facility	149.1	144.1	147.6
Availability on receivable securitization program	160.0	60.0	200.0

Total liquidity	$346.7	$243.2	$527.3
     We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months, including the revolving credit facility, the 9.00% senior secured notes and our 8.75% senior unsecured notes.

Cash Flows
     The following tables summarize the key elements in our cash flows for the following periods:
Operating Activities

	For the Three Months Ended
	March 31,
	2006	2005
	(in millions)
Net earnings	$26.1	$24.3
Earnings from discontinued operations, net of income taxes	—	(2.0)
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	23.7	24.7
Amortization of deferred financing costs	0.6	3.0
Bad debt expense	0.2	0.2
Proceeds from patronage revolvement received	4.9	0.7
Non-cash patronage income	(0.4)	(0.7)
Deferred income tax expense	2.7	2.4
Decrease in other assets	6.6	4.6
Decrease in other liabilities	(0.6)	(0.5)
Restructuring and impairment charges	1.4	0.9
Gain on sale of investment	(7.8)	—
Equity in loss of affiliated companies	8.5	0.8
Minority interests	0.2	0.4
Other	1.1	0.2
Changes in current assets and liabilities, net of acquisitions and divestitures	(96.4)	38.3

Net cash (used) provided by operating activities	$(29.2)	$97.3
     Net cash used by operating activities increased $126.5 million in the three months ended 2006 compared to 2005. The change was primarily due to working capital requirements and the impact on accounts receivable with respect to activities with the receivable securitization facility.
Investing Activities

	For the Three Months Ended
	March 31,
	2006	2005
	(in millions)
Additions to property, plant and equipment	$(13.5)	$(10.4)
Acquisitions, net of cash acquired	(84.2)	(30.1)
Payments for investments	(0.8)	—
Proceeds from sale of investments	7.8	—
Proceeds from sale of property, plant and equipment	0.7	1.7
Dividends from investments in affiliated companies	2.6	2.2
Other	(0.3)	(0.3)

Net cash used by investing activities	$(87.7)	$(36.9)
     Net cash used by investing activities increased $50.8 million in the three months ended 2006 compared to 2005. Acquisition payments in the three months ended 2006 totaled $84.2 million which consisted of a $71.0 million payment for the remaining 42.5% minority interest in MoArk and $13.2 million to acquire the remaining 49.9% minority interest of Penny-Newman Milling LLC, a Feed subsidiary. In 2005, a $30.1 million final payment was made on the Madison Dairy Produce Company business which was acquired by Dairy Foods in 2000.
     We expect total investment spending to be approximately $194 million in 2006. The capital expenditures component is expected to be approximately $105 million. Of the capital expenditures, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance expenditures will be required.

Financing Activities

	For the Three Months Ended
	March 31,
	2006	2005
	(in millions)
Decrease in short-term debt	$(2.8)	$(4.5)
Proceeds from issuance of long-term debt	1.4	0.8
Principal payments on long-term debt and obligations under capital lease	(7.7)	(123.0)
Payments for redemption of member equities	(15.8)	(19.3)
Other	—	(0.5)

Net cash used by financing activities	$(24.9)	$(146.5)
     Net cash used by financing activities decreased $121.6 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decline in cash used for financing activities was mainly due to $118.4 million of prepayments on the Term B loan made during the three months ended March 31, 2005, which was fully paid in March of 2005.
     In 2006, we expect our total cash payments to members to be approximately $80 million for revolvement, cash patronage and estates and age retirements, compared to $69 million in 2005.
     In 2006, we anticipate our total cash payments for interest on our short-term and long-term debt obligations to be approximately $65 million compared to $78 million in 2005.
Principal Debt Facilities
     Under our revolving credit facility, lenders have committed to make advances and issue letters of credit until January 2007 in an aggregate amount not to exceed $200 million, subject to a borrowing base limitation. Borrowings under the revolving credit facility bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on our leverage ratio at the end of 2005, the LIBOR margin for the revolving credit facility is 200 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at our election. As a result of the Company’s January 2006 purchase of the minority interest in MoArk, LLC, the revolving credit facility was amended to allow for the continued treatment of MoArk as an unrestricted subsidiary under this agreement. There was no outstanding balance on our revolving credit facility at March 31, 2006.
     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes are callable beginning in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price is 102.25%. The notes are callable at par beginning in December 2009. The balance outstanding for these notes at March 31, 2006 was $175 million.
     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes are callable beginning in November 2006 at a redemption price of 104.375%. In November 2007 and 2008, the redemption price is 102.917% and 101.458%, respectively. The notes are callable at par beginning in November 2009. In September 2005, $3.8 million of these notes were tendered in accordance with the terms of the indentures of the notes which required a par offer in August 2005 as a result of receiving cash proceeds from the sale of our investment in CF Industries. In November 2005, we completed a “modified Dutch Auction” cash tender for these notes and purchased $149.7 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount. The balance outstanding for these notes at March 31, 2006 was $196.5 million.
     We use interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps is to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At March 31, 2006, the aggregate notional amount of the swaps was $102 million. The swap fair value was a liability of $3.6 million at March 31, 2006, which is reflected in employee benefits and other liabilities in our consolidated balance sheet, and the fair value adjustment on the hedged debt was included in long-term debt in the consolidated balance sheet at March 31, 2006.

     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. At March 31, 2006, the outstanding balance of Capital Securities was $190.7 million.
     The Company’s MoArk subsidiary has a $60 million revolving credit facility, subject to a borrowing base limitation, terminating May 31, 2006. Borrowings of $19 million were outstanding at March 31, 2006 and December 31, 2005, and are recorded as notes and short-term obligations. MoArk had outstanding notes and term loans of $57.2 million and $59.1 million as of March 31, 2006 and December 31, 2005, respectively. The term loans and revolving credit facility are subject to certain debt covenants, including a minimum interest coverage ratio and a maximum net allowable capital expenditure calculation. At March 31, 2006, MoArk was not in compliance with these covenant requirements and obtained waivers until February 2007 for a term loan and through May 31, 2006 for its revolving credit facility and a term loan. MoArk is currently in the process of replacing its revolving credit facility, which expires on May 31, 2006, and expects to be in compliance with the revised covenants for the remainder of 2006.
     The credit agreements relating to the Company’s revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain an interest coverage ratio and a leverage ratio. Land O’Lakes debt covenants were all satisfied as of March 31, 2006.
     Indebtedness under the revolving credit facility is secured by substantially all of the material assets of Land O’Lakes and its wholly-owned domestic subsidiaries (other than MoArk, LLC, LOL Finance Co., LOLFC, LLC (a subsidiary of LOL Finance Co.), and LOL SPV, LLC,) including real and personal property, inventory, accounts receivable (other than those receivables which have been sold in connection with our receivables securitization), intellectual property and other intangibles. Indebtedness under the revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries (other than MoArk, LLC, LOL Finance Co., LOLFC, LLC, and LOL SPV, LLC). The 9.00% senior notes are secured by a second lien on essentially all of the assets which secure the revolving credit agreement, and are guaranteed by the same entities. The 8.75% senior notes are unsecured but are guaranteed by the same entities that guarantee the obligations under the revolving credit facility.
Off-Balance Sheet Arrangements
     In December 2001, we established a $100 million (expanded to $200 million in 2004) receivables purchase facility with CoBank, ACB (“CoBank”) in an effort to reduce our overall financing costs. A wholly-owned, unconsolidated special purpose entity (“SPE”) was established for the limited purpose of purchasing and obtaining financing for these receivables. Under this facility, Land O’Lakes, Land O’Lakes Purina Feed and Purina Mills sell Feed, Dairy Foods, Seed and certain other receivables to LOL SPV, LLC, a wholly owned subsidiary of Land O’Lakes Purina Feed. Transfers of receivables from the Company to the SPE are structured as sales; accordingly, the receivables transferred to the SPE are not reflected in our consolidated balance sheets. The Company sells the receivables to the SPE in exchange for a note equal to the present value of the receivables, adjusted for risk of loss. Amounts owing on the note are paid back to the Company upon collection of the receivables by the SPE or when the SPE enters into borrowings with CoBank. The Company is subject to credit risk related to the repayment of the notes receivable with the SPE, which, in turn, is dependent upon the collection of the SPE’s receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. The facility with CoBank expires in 2007 and the effective cost of the facility is LIBOR plus 137.5 basis points. At March 31, 2006, $40 million was outstanding and $160 million was available under this facility. At March 31, 2006 the SPE had $40 million of borrowings outstanding with CoBank under this facility, which is not reflected in the Company’s consolidated balance sheet, and no borrowings were outstanding at December 31, 2005.
Capital Leases
     MoArk, a consolidated subsidiary of Land O’Lakes, had capital leases at March 31, 2006 of $8.9 million for land, buildings, machinery and equipment at various locations. The interest rates on the capital leases range from 5.22% to 8.95% with the weighted average rate of 7.0%. The weighted average term until maturity is three years. Land O’Lakes does not provide any guarantees or support for MoArk’s capital leases.

Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (”FASB”) issued Statement No. 123(R), “Share-Based Payment.” This Statement eliminated the alternative of accounting for share-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised standard requires the recognition of the fair value of the share-based compensation in net earnings in the period the employee becomes eligible for the award. This Statement was effective January 1, 2006 and did not have a material impact on the Company’s consolidated financial statements.
     In November 2004, the FASB issued Statement No. 151, “Inventory Costs.” This Statement requires that abnormal idle facility expense, spoilage, freight and handling costs be recognized as current-period charges. In addition, Statement No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. This statement requires a prospective adoption after January 1, 2006 and is not material to the Company’s consolidated financial statements.
Critical Accounting Policies
     Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies used in preparing our interim 2006 consolidated financial statements are the same as those described in our Form 10-K except that in the three months ended March 31, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, and SFAS No. 151 “Inventory Costs.” Both of these Statements are effective January 1, 2006 and did not have a material impact on the Company’s consolidated financial statements.
Forward-Looking Statements
     The information presented in this Form 10-Q under the headings “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “could”, “should”, “seeks”, “pro forma” and “intend” and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in “Part II. Other Information Item 1A. Risk Factors” on pages 32 to 33. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in “Part II. Other Information Item 1A — Risk Factors” on pages 32 to 33. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For the three months ended March 31, 2006 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to maintain an appropriate balance between fixed and floating rate exposures. As of March 31, 2006, we had three interest rate swaps relating to our 8.75% senior unsecured notes. These swaps mirror the terms of the 8.75% notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. The interest rate swaps are designated as fair value hedges of our fixed rate debt. As critical terms of the swaps and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains or losses on the swaps are completely offset by the fair value adjustment to the underlying debt. At March 31, 2006, the notional amount of the swaps was $102 million in aggregate. The fair value of the interest rate swaps was a liability for $3.6 million at March 31, 2006, which is reflected in employee benefits and other liabilities in our consolidated balance sheet, and the fair value adjustment on the hedged debt was included in long-term debt in our consolidated balance sheet at March 31, 2006.
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls
     There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     We are currently and from time to time involved in litigation and environmental claims incidental to the conduct of business. The damages claimed in some of these cases are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to the Company’s consolidated financial condition, future results of operations or cash flows.
     On February 24, 2004, Cache La Poudre Feeds, LLC (“Cache”) filed a lawsuit in the United States District Court for the District of Colorado against the Company, Land O’Lakes Farmland Feed LLC and certain named individuals claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. Cache seeks damages of at least $132.8 million, which, it claims, is the amount the named entities generated in gains, profits and advantages from using the Profile trade name. In response to Cache’s complaint, the Company denied any wrongdoing and pursued certain counterclaims against Cache relating to trademark infringement, and other claims against Cache for, among other things, defamation and libel. In addition, the Company believes that Cache’s calculation of the Company’s gains, profits and advantages allegedly generated from the use of the Profile trade name are grossly overstated. The Company believes that sales revenue generated from the sale of products carrying the Profile trade name was immaterial. Although the amount of any loss that may result from this matter cannot be ascertained with certainty, management does not believe that it will result in a loss material to the Company’s consolidated financial condition, future results of operations or cash flow. The trial is scheduled for June 2007.
     In 2003, several lawsuits were filed against the Company by Ohio alpaca producers in which it was alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers’ alpacas. The two remaining lawsuits are scheduled to go to trial in 2006.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party for cleanup costs in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the site and also demanded that the Company reimburse the EPA approximately $8.9 million for remediation expenses already incurred at the site. In March 2001, the Company responded to the EPA denying any responsibility. No further communication has been received from the EPA.
Item 1A. Risk Factors
Set forth below is a summary of the material risk factors for Land O’Lakes, Inc:
•	THE GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED SALES AND MARGINS AND COULD CONTINUE TO NEGATIVELY IMPACT OUR SALES AND MARGINS.

•	CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR DAIRY FOODS REVENUES AND CASH FLOW.

•	COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

•	OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER CONDITIONS.

•	INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILTIY.

•	OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

•	CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR MARGINS TO DECLINE AND REDUCE THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES.

•	WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

•	CERTAIN OF OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THEIR DEPENDENCE UPON THEIR SUPPLIERS.

•	A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.

•	OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT FACILITIES AND TO OPERATE OUR BUSINESSES.

•	SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

•	DESPITE OUR SUBSTANTIAL LEVERAGE, WE WILL BE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR SUBSTANTIAL LEVERAGE, INCLUDING OUR ABILITY TO SERVICE OUR DEBT.

•	IF CREDITORS OF OUR SUBSIDIARIES AND JOINT VENTURES MAKE CLAIMS WITH RESPECT TO THE ASSETS AND EARNINGS OF THESE COMPANIES, SUFFICIENT FUNDS MAY NOT BE AVAILABLE TO REPAY OUR INDEBTEDNESS AND WE MAY NOT RECEIVE THE CASH WE EXPECT FROM INTERCOMPANY TRANSFERS.

•	RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS LIMIT OUR ABILITY TO FINANCE FUTURE OPERATIONS OR CAPITAL NEEDS OR ENGAGE IN OTHER BUSINESS ACTIVITIES THAT MAY BE IN OUR INTEREST.

•	THE COLLATERAL PLEDGED IN SUPPORT OF OUR DEBT OBLIGATIONS MAY NOT BE VALUABLE ENOUGH TO SATISFY ALL THE BORROWINGS SECURED BY THE COLLATERAL

•	OUR LIMITED ACCESS TO EQUITY MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL.

•	OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR MARGINS.

•	INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

•	OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

•	PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

•	WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS AND REGULATIONS APPLICABLE TO OUR OPERATIONS.

•	STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

•	THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.

Item 6. Exhibits
     (a) Exhibits

EXHIBIT	DESCRIPTION
3.1	Restated Articles of Incorporation of Land O’Lakes, Inc., as amended, August 1998. (1)

3.2	By-Laws of Land O’Lakes Inc., as amended, February 2003 (1)

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to an exhibit to the registrant’s Registration Statement on Form S-4 filed April 28, 2004.

*	Filed electronically herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 2006.

LAND O’LAKES, INC.
By:	/s/ Daniel Knutson
Daniel E. Knutson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)