Form 10-Q
period 2006-06-30
LAND O LAKES INC
filed 2006-08-14
CIK 1032562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐No ☑
     Land O’Lakes, Inc. is a cooperative. Our voting and non-voting common equity can only be held by our members. No public market for voting and non-voting common equity of Land O’Lakes, Inc. is established and it is unlikely, in the foreseeable future that a public market for our voting and non-voting common equity will develop. The number of shares of the registrant’s common stock outstanding as of July 31, 2006: 993 shares of Class A common stock, 4,053 shares of Class B common stock, 172 shares of Class C common stock, and 1,193 shares of Class D common stock.
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

Part I. Financial Information
Item 1. Financial Statements
LAND O’LAKES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	($ in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$42,673	$179,704
Receivables, net	496,090	591,445
Inventories	446,988	453,135
Prepaid expenses	24,936	333,023
Other current assets	39,242	81,075

Total current assets	1,049,929	1,638,382

Investments	293,307	263,786
Property, plant and equipment, net	657,611	668,650
Goodwill, net	334,126	327,059
Other intangibles, net	94,954	96,767
Other assets	103,458	100,414

Total assets	$2,533,385	$3,095,058

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$54,804	$76,465
Current portion of long-term debt and obligations under capital lease	5,229	23,921
Accounts payable	517,737	976,959
Accrued expenses	190,447	265,924
Patronage refunds and other member equities payable	11,105	29,622

Total current liabilities	779,322	1,372,891

Long-term debt and obligations under capital lease	630,897	646,802
Employee benefits and other liabilities	174,759	165,796
Minority interests	8,609	6,012

Equities:
Capital stock	1,893	1,967
Member equities	906,617	893,518
Accumulated other comprehensive loss	(74,679)	(75,163)
Retained earnings	105,967	83,235

Total equities	939,798	903,557

Commitments and contingencies
Total liabilities and equities	$2,533,385	$3,095,058

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		($ in thousands)
Net sales	$1,684,521	$1,806,659	$3,759,437	$3,837,893
Cost of sales	1,540,683	1,679,697	3,436,081	3,528,962

Gross profit	143,838	126,962	323,356	308,931

Selling, general and administrative	135,076	122,870	266,683	256,096
Restructuring and impairment charges	2,923	105	4,281	1,024

Earnings from operations	5,839	3,987	52,392	51,811

Interest expense, net	15,242	20,820	31,740	43,062
Other income, net	(8,033)	(1,350)	(15,870)	(1,385)
Equity in earnings of affiliated companies	(38,231)	(44,591)	(29,729)	(43,779)
Minority interest in earnings of subsidiaries	410	380	585	817

Earnings before income taxes and discontinued operations	36,451	28,728	65,666	53,096

Income tax expense	1,699	2,853	4,802	4,966

Net earnings from continuing operations	34,752	25,875	60,864	48,130
(Loss) earnings from discontinued operations, net of income taxes	—	(28)	—	2,013

Net earnings	$34,752	$25,847	$60,864	$50,143

Applied to:

Member equities
Allocated patronage	$12,629	$22,325	$37,018	$43,864
Deferred equities	3,129	(635)	(182)	(2,295)

	15,758	21,690	36,836	41,569
Retained earnings	18,994	4,157	24,028	8,574

	$34,752	$25,847	$60,864	$50,143

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
	($ in thousands)
Cash flows from operating activities:
Net earnings	$60,864	$50,143
Earnings from discontinued operations, net of income taxes	—	(2,013)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,542	49,953
Amortization of deferred financing costs	1,198	3,852
Bad debt expense	1,079	747
Proceeds from patronage revolvement received	4,960	2,057
Non-cash patronage income	(819)	(739)
Deferred income tax expense	12,306	1,026
Decrease in other assets	8,367	7,708
Increase in other liabilities	212	2,910
Restructuring and impairment charges	4,281	1,024
Gain on divestiture of business	(8,033)	—
Gain on sale of investment	(7,837)	(802)
Equity in earnings of affiliated companies	(29,729)	(43,779)
Minority interests	585	817
Other	885	797
Changes in current assets and liabilities, net of divestitures:
Receivables	95,078	83,182
Inventories	5,931	(44,643)
Other current assets	306,369	254,045
Accounts payable	(459,697)	(278,947)
Accrued expenses	(2,115)	37,357

Net cash provided by operating activities	41,427	124,695

Cash flows from investing activities:
Additions to property, plant and equipment	(33,636)	(26,017)
Acquisitions	(84,187)	(30,106)
Payments for investments	(2,478)	(2,921)
Proceeds from sale of investments	7,837	1,000
Net proceeds from divestiture of businesses	28,655	2,635
Proceeds from sale of property, plant and equipment	873	2,825
Dividends from investments in affiliated companies	3,190	4,010
Other	(1,108)	101

Net cash used by investing activities	(80,854)	(48,473)

Cash flows from financing activities:
Decrease in short-term debt	(22,037)	(6,663)
Proceeds from issuance of long-term debt	1,999	1,481
Principal payments on long-term debt and capital lease obligations	(33,810)	(128,606)
Payments for redemption of member equities	(42,897)	(33,683)
Other	(512)	(467)

Net cash used by financing activities	(97,257)	(167,938)
Net cash (used) provided by operating activities of discontinued operations (revised)	(347)	3,676
Net cash provided by investing activities of discontinued operations (revised)	—	42,135

Net decrease in cash and cash equivalents	(137,031)	(45,905)

Cash and cash equivalents at beginning of the period	179,704	73,136

Cash and cash equivalents at end of the period	$42,673	$27,231

Supplementary Disclosure of Cash Flow Information
Cash paid during periods for:
Interest	$30,114	$38,733
Income taxes paid (recovered)	896	(501)
See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands in tables)
(Unaudited)
1. Summary of Significant Accounting Policies
     The consolidated financial statements include the accounts of Land O’Lakes, Inc. (the “Company”) and wholly-owned and majority-owned subsidiaries, including its wholly-owned MoArk, LLC subsidiary presented in its Layers segment. The effects of intercompany transactions have been eliminated. The unaudited consolidated financial statements reflect, in the opinion of the management of the Company, all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year because of, among other things, the seasonal nature of our businesses. The statements are condensed and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation. These reclassifications had no effect on gross profit or net earnings. The reclassifications relate to the presentation of certain customer discounts as seed sales deductions in the consolidated statements of operations. In addition, the Company has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations which in prior periods were reported on a combined basis as a single amount. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company has not completed its evaluation of the impact of adopting FIN 48.
    In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007. The Company is currently evaluating the impact of adopting EITF 06-03.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140” (“SFAS 156”). SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Company enters into a servicing agreement. This new standard will be effective January 1, 2007. The Company does not expect the adoption of SFAS 156 to have a material impact on its consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment.” This Statement eliminated the alternative of accounting for share-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised standard requires the recognition of the fair value of share-based compensation in net earnings in the period the employee becomes eligible for the award. This Statement is effective January 1, 2006 and did not have a material impact on the Company’s consolidated financial statements. See note 11 for further discussion of this Statement.
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
2. Receivables
     A summary of receivables is as follows:

	June 30,	December 31,
	2006	2005
Trade accounts	$87,011	$95,040
Notes and contracts	79,579	90,119
Notes from sale of trade receivables (see Note 3)	241,556	369,429
Other	102,718	51,167

	510,864	605,755
Less allowance for doubtful accounts	14,774	14,310

Total receivables, net	$496,090	$591,445

     A substantial portion of Land O’Lakes receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.
     The Company operates a wholly owned subsidiary which provides operating loans and facility financing to farmers and livestock producers. These loans, which relate primarily to dairy, swine, cattle and other livestock production, are presented as notes and contracts for the current portion and as other assets for the noncurrent portion. At June 30, 2006, and December 31, 2005, notes and contracts were $61.9 million and $61.0 million, respectively.
3. Receivables Purchase Facility
     In December 2001, the Company established a $100 million (expanded to $200 million in 2004) receivables purchase facility with CoBank, ACB (“CoBank”) in an effort to reduce the Company’s overall financing costs. A wholly owned, unconsolidated special purpose entity (“SPE”) was established for the limited purpose of purchasing and obtaining financing for these receivables. The transfers of the receivables from the Company to the SPE are structured as sales; accordingly, the receivables transferred to the SPE are not reflected in the Company’s consolidated balance sheets. The Company sells the receivables to the SPE in exchange for a note equal to the present value of the receivables, adjusted for risk of loss. Amounts owing on the note are paid back to the Company upon collection of the receivables by the SPE or when the SPE enters into borrowings with CoBank. Accordingly, cash flows between the Company and the SPE represent collections on the notes receivable, which were $3,102.4 million and $3,186.4 million for the six months ended June 30, 2006 and June 30, 2005, respectively. The Company is subject to credit risk related to the repayment of the notes receivable with the SPE, which, in turn, is dependent upon the collection of the SPE’s receivables pool. The Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. At June 30, 2006, the SPE had $45 million of borrowings outstanding with CoBank under this facility, which is not reflected in the Company’s consolidated balance sheet, and no borrowings were outstanding at December 31, 2005.
4. Inventories
     A summary of inventories is as follows:

	June 30,	December 31,
	2006	2005
Raw materials	$147,687	$148,560
Work in process	2,053	2,297
Finished goods	297,248	302,278

Total inventories	$446,988	$453,135

5. Investments
     A summary of investments is as follows:

	June 30,	December 31,
	2006	2005
Agriliance LLC	$145,288	$112,932
Ag Processing Inc.	36,319	35,831
Advanced Food Products, LLC	32,189	31,904
Agronomy Company of Canada LTD	14,408	14,464
CoBank, ACB	6,047	10,688
Universal Cooperatives, Inc.	7,841	7,716
Melrose Dairy Proteins, LLC	5,305	7,495
Golden Oval Eggs, LLC	5,000	—
Prairie Farms Dairy, Inc.	4,346	4,315
Other — principally cooperatives and joint ventures	36,564	38,441

Total investments	$293,307	$263,786

     On June 30, 2006, Land O’ Lakes obtained a $5.0 million investment in Golden Oval Eggs, LLC. See note 15 for further discussion.
     As of June 30, 2006, the Company has a 50-percent voting interest in numerous joint ventures, including Agriliance LLC. Summarized financial information for Agriliance LLC as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 is as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2006	2005
Net sales	$1,781,839	$1,787,488
Gross profit	165,423	190,766
Net earnings	75,478	92,541

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
	2006	2005
Net sales	$2,407,620	$2,459,030
Gross profit	231,278	257,278
Net earnings	64,711	92,751

	June 30,	December 31,
	2006	2005
Current assets	$1,455,202	$1,712,290
Non-current assets	158,917	154,270
Current liabilities	1,196,451	1,520,780
Non-current liabilities	127,093	119,917
Total equity	290,575	225,863
6. Goodwill and Other Intangible Assets
Goodwill
     The carrying amount of goodwill by segment is as follows:

	June 30,	December 31,
	2006	2005
Feed	$126,956	$115,593
Layers	78,349	79,567
Dairy Foods	69,904	69,904
Agronomy	48,507	51,566
Seed	10,410	10,429

Total goodwill	$334,126	$327,059

     The increase in goodwill of $7.1 million mainly resulted from when Feed increased its ownership position in Penny-Newman Milling LLC, a California grain and feed company, from 50.1% to 100.0% in January 2006.
Other Intangible Assets
     A summary of other intangible assets is as follows:

	June 30,	December 31,
	2006	2005
Amortized other intangible assets:
Patents, less accumulated amortization of $5,486 and $4,909, respectively	$11,225	$11,802
Trademarks, less accumulated amortization of $2,298 and $2,078, respectively	1,672	1,892
Other intangible assets, less accumulated amortization of $9,559 and $8,543, respectively	5,432	6,448

Total amortized other intangible assets	18,329	20,142
Total non-amortized other intangible assets — trademarks and dealer network	76,625	76,625

Total other intangible assets	$94,954	$96,767

     Amortization expense for the three months ended June 30, 2006 and 2005 was $0.9 million and $1.6 million, respectively. Amortization expense for the six months ended June 30, 2006 and 2005 was $1.8 million and $2.5 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.6 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 9 years.
7. Debt Obligations
     The Company had notes and short-term obligations of $54.8 million at June 30, 2006 and $76.5 million at December 31, 2005. The Company also had a $200 million revolving credit facility due January 2007 (subject to a borrowing base limitation). At June 30, 2006, $149.4 million was available under this facility after giving effect to $50.6 million of outstanding letters of credit, which reduce availability. In May 2006, the Company’s MoArk subsidiary entered into a $40 million revolving credit facility to replace its prior facility which expired on May 31, 2006. The $40 million revolving credit facility is subject to a borrowing base limitation and terminates on June 1, 2009. No borrowings were outstanding at June 30, 2006. Borrowings of $19 million were outstanding at December 31, 2005, under MoArk’s previous revolving credit facility, and were recorded as notes and short-term obligations.
     The weighted average interest rate on short-term borrowings and notes outstanding at June 30, 2006 was 5.92% and at December 31, 2005 was 5.67%. Borrowings under the Company’s revolving credit facility bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin depends on the Company’s leverage ratio. Based on Land O’Lakes leverage ratio as of June 30, 2006, the LIBOR margin for the revolving credit facility is 200 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of the Company.
     A summary of long-term debt is as follows:

	June 30,	December 31,
	2006	2005
Senior unsecured notes — due 2011 (8.75%)	$196,452	$196,452
Senior secured notes — due 2010 (9.00%)	175,000	175,000
MoArk LLC debt — due 2006 through 2023 (7.97% weighted average)	31,704	59,136
Industrial development revenue bonds and other secured notes payable — due 2006 through 2016 (3.21% to 6.00%)	14,881	14,893
Capital Securities of Trust Subsidiary — due 2028 (7.45%)	190,700	190,700
Capital lease obligations	8,846	9,310
Other debt	18,543	25,232

	636,126	670,723
Less current portion	5,229	23,921

Total long-term debt	$630,897	$646,802

     During the six months ended June 30, 2006, MoArk paid $27.4 million for outstanding amounts owed under various term notes and loans due, in part, from cash proceeds received from the disposal of assets related to its liquid egg operations.
     The Company and MoArk are each subject to certain restrictions and covenant ratio requirements relating to their respective credit agreements. As of June 30, 2006, Land O’Lakes’ and MoArk’s debt covenants were all satisfied.

8. Other Comprehensive Income
     Comprehensive income was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net earnings	$34,752	$25,847	$60,864	$50,143
Unrealized gain (loss) on available-for-sale-investment securities	(90)	(91)	(58)	(102)
Change in minimum pension liability, net of taxes	—	3,380	—	3,380
Foreign currency translation adjustment	448	(168)	542	1,026

Total comprehensive income	$35,110	$28,968	$61,348	$54,447

9. Income Taxes
     For the three and six months ended June 30, 2006, the Company recorded $1.7 million and $4.8 million, respectively, in income tax expense. In June 2006, the Company and the IRS finalized a tax audit for the periods 1996 through 2003. As a result of the audit, $13.6 million was recorded as a reduction in income tax expense for the three and six months ended June 30, 2006. In addition, in June 2006 the Company recorded income tax expense of $9.9 million attributable to the gain on the divestiture of its liquid egg operations. Taxable income from other activities resulted in income tax expense of $5.4 million and $8.5 million for the three and six months ended June 30, 2006, respectively.
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

     During the three months ended June 30, 2006, the Company contributed $10.7 million to its defined benefit pension plans and $1.3 million to its other postretirement benefits plans.
     The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the six months ended June 30:

			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
Service cost	$9,700	$9,250	$350	$400
Interest cost	15,850	14,700	1,950	2,050
Expected return on assets	(17,300)	(16,800)	—	—
Amortization of actuarial loss	6,850	5,000	1,350	1,366
Amortization of prior service cost	(250)	(100)	150	150
Amortization of transition obligation	—	—	300	300

Net periodic benefit cost	$14,850	$12,050	$4,100	$4,266

     During the six months ended June 30, 2006, the Company contributed $11.4 million to its defined benefit pension plans and $2.8 million to its other postretirement benefits plans.
     The Company expects to contribute approximately $17.8 million to its defined benefit pension plans and $5.9 million to its other postretirement benefits plans in 2006.

11. Share-Based Compensation
     The Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of share-based compensation in net earnings. Share-based compensation consists solely of Value Appreciation Right (VAR) “Units” granted to certain employees under a Company-sponsored incentive plan (the “VAR plan”). The Units are not traditional stock and do not provide the recipient any voting rights in the Company, or, any right to receive assets of Land O’Lakes. A maximum of 200,000 Units may be granted annually to certain employees at a price based on a formula that includes growth in earnings, debt reduction, and cash payments to members for the five-year period ending at the close of the preceding year. Generally, Units fully vest four years from the grant date per the VAR plan. Vested Units are settled upon the earlier of a predetermined date chosen by the employee at the date of grant, or upon retirement or termination. The Company recognizes compensation expense for the estimated fair value appreciation of Units over the vesting period using the graded vesting method. The Units are reflected as a liability in the consolidated balance sheet and upon settlement are paid in cash to participants.
     The Company elected to use the modified prospective application method for adopting SFAS 123R. Under this method, the Company recorded $0.1 million of incremental compensation expense for Units issued prior to January 1, 2006 which are expected to vest prior to the four-year vesting period due to employees achieving retirement-eligible status. Employees reach retirement-eligible status at the age of 55 with 10 years of service or upon reaching the normal retirement age, ranging from 65 to 67, with no required years of service.
     For the three months ended June 30, 2006 and 2005, compensation expense for the share-based payment plan was $1.4 million and $0.7 million, respectively. Cash payments for Units settled during the three months ended June 30, 2006 and 2005 were $0. The actual income tax benefit realized from this plan was $0 for the three months ended June 30, 2006 and 2005.
     For the six months ended June 30, 2006 and 2005, compensation expense for the share-based payment plan was $2.8 million and $1.4 million, respectively. Cash payments for Units settled during the six months ended June 30, 2006 and 2005 were $0.3 million and $0, respectively. The actual income tax benefit realized from this plan totaled $0.1 million and $0 for the six months ended June 30, 2006 and 2005, respectively.
     For the three and six months ended June 30, 2006, the number of Units granted, cancelled, and settled were approximately 70,000 and 6,000 and 56,000 respectively. The number of vested Units outstanding at June 30, 2006 was approximately 423,000 with a fair value of $3.5 million. The number of Units exercisable at June 30, 2006, was 0. The number of non-vested Units at June 30, 2006 was approximately 192,000 and the total remaining unrecognized compensation cost related to non-vested Units was approximately $1.1 million. The weighted average remaining service period for the non-vested Units was approximately 3 years.
12. Acquisitions of Minority Interests
     In January 2006, the Company acquired the remaining 42.5% of MoArk from Osborne Investments, LLC (Osborne) for $71.0 million in cash. The acquisition accelerated a 2007 transfer of ownership provision which was part of the original joint venture agreement between the Company and Osborne. The $71.0 million purchase price was allocated to goodwill and was recorded as accrued expense in the consolidated balance sheet as of December 31, 2005.
     In January 2006, the Company purchased the remaining 49.9% minority interest of Penny-Newman Milling LLC, a consolidated grain and feed subsidiary located in Fresno, California, for $13.2 million in cash plus assumed debt of $5.0 million. The fair value of the $13.2 million purchase price was primarily allocated to goodwill.
13. Restructuring and Impairment Charges
     A summary of restructuring and impairment charges is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Restructuring charges	$140	$—	$1,498	$—
Impairment charges	2,783	105	2,783	1,024

Total restructuring and impairment charges	$2,923	$105	$4,281	$1,024

Restructuring Charges
     In February 2006, Dairy Foods closed a facility in Greenwood, Wisconsin. As a result, restructuring charges for the three and six months ended June 30, 2006 were $0.1 million and $1.5 million, respectively, primarily related to a long-term contractual obligation for waste-water treatment with the city of Greenwood. The remaining liability at June 30, 2006 for Dairy Foods’ severance, contract and other exit costs was $1.8 million.

Impairment charges
     During the three and six months ended June 30, 2006, Dairy Foods recorded a $2.8 million impairment charge related to a note receivable from the former sale of a cheese facility in Gustine, California. In 2003, this facility was sold to Valley Gold LLC for $2.5 million in cash and a $5 million note. Valley Gold ultimately defaulted on this note and in 2006 the Company reacquired the facility via a foreclosure sale. The Company plans to sell the facility and is actively engaged in identifying potential buyers.
     For the three months ended June 30, 2005, Feed recorded a $0.1 million charge for the write-down of fixed assets to their estimated fair value. For the six months ended June 30, 2005, Dairy Foods and Feed recorded charges for the write-down of fixed assets to their estimated fair value of $0.9 million and $0.1 million, respectively.
14. Discontinued Operations
     On February 25, 2005, the Company completed the sale of its swine production assets. The Company received approximately $42.0 million in net proceeds from this transaction, which resulted in a gain net of income taxes of approximately $0.1 million recorded in earnings from discontinued operations, net of income taxes.
15. Other Income, Net

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Gain on divestiture	$(8,033)	$—	$(8,033)	$—
Gain on sale of investments	—	(802)	(7,837)	(802)
Gain on legal settlements	—	(548)	—	(583)

Total other income, net	$(8,033)	$(1,350)	$(15,870)	$(1,385)

     As part of the Company’s effort to reposition its Layers segment, on June 30, 2006, the Company divested the liquid egg operations of its MoArk subsidiary to Golden Oval Eggs, LLC and GOECA, LLP ( together “Golden Oval”) and recognized an $8.0 million gain on divestiture for the three and six months ended June 30, 2006. MoArk received $37 million in net proceeds, plus an additional $17 million from Golden Oval in the form of a three-year note, with the possibility of incremental earn-out amounts if Golden Oval surpasses certain measures. The Company also received $5 million of equity in Golden Oval. At December 31, 2005, assets of $48.7 million and liabilities of $0.4 million for the liquid egg operations were classified as other current assets and accrued expenses, respectively, in the Company’s consolidated balance sheet. MoArk continues to operate its shell egg business. In connection with the sale, Land O’Lakes granted Golden Oval a license to use the Land O’Lakes brand name for certain liquid egg products.
     During the six months ended June 30, 2006, the Company recognized a gain on sale of an investment held by Dairy Foods for $7.8 million. During the three and six months ended June 30, 2005, the Company recognized a gain on sale of an investment of $0.8 million held by Feed.
     During the three and six months ended June 30, 2005 the Company recognized a $0.6 million gain on a legal settlement in Feed consisting of cash received from product suppliers against whom the Company alleged certain price-fixing claims.
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
     Layers consists of the Company’s MoArk subsidiary. MoArk produces and markets shell eggs that are sold to retail and wholesale customers for consumer and industrial use throughout the United States. MoArk also produced and marketed liquid egg products prior to the sale of this operation on June 30, 2006.
     The Company’s management uses earnings before income taxes and discontinued operations to evaluate a segment’s performance. The Company allocates corporate administrative expense to all of its business segments, both directly and indirectly. Corporate staff functions that are able to determine actual services provided to each segment allocate expense on a direct and predetermined basis. All other corporate staff functions allocate expense indirectly based on each segment’s percent of total invested capital. A majority of corporate administrative expense is allocated directly.

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended June 30, 2006:
Net sales	$773,188	$645,840	$162,589	$—	$105,304	$(2,400)	$1,684,521
Cost of sales(1)	717,755	580,777	140,706	2	101,966	(523)	1,540,683
Selling, general and administrative	45,092	59,324	15,891	3,279	10,196	1,294	135,076
Restructuring and impairment charges	2,923	—	—	—	—	—	2,923
Interest expense (income), net	8,903	6,490	(861)	(3,351)	5,092	(1,031)	15,242
Other income, net	—	—	—	—	(8,033)	—	(8,033)
Equity in (earnings) loss of affiliated companies	(1,658)	(72)	—	(38,313)	1,821	(9)	(38,231)
Minority interest in earnings of subsidiaries	—	410	—	—	—	—	410

Earnings (loss) before income taxes and discontinued operations	$173	$(1,089)	$6,853	$38,383	$(5,738)	$(2,131)	$36,451

For the three months ended June 30, 2005:
Net sales	$936,273	$626,890	$152,607	$—	$86,271	$4,618	$1,806,659
Cost of sales(1)	894,956	558,301	136,068	—	86,095	4,277	1,679,697
Selling, general and administrative	41,866	54,325	13,461	3,299	9,190	729	122,870
Restructuring and impairment charges	—	105	—	—	—	—	105
Interest expense (income), net	8,502	6,134	1,150	2,148	3,704	(818)	20,820
Other income, net	(14)	(1,336)	—	—	—	—	(1,350)
Equity in (earnings) loss of affiliated companies	(786)	(235)	—	(46,925)	3,354	1	(44,591)
Minority interest in earnings of subsidiaries	—	380	—	—	—	—	380

Earnings (loss) before income taxes and discontinued operations	$(8,251)	$9,216	$1,928	$41,478	$(16,072)	$429	$28,728

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the six months ended June 30, 2006:
Net sales	$1,660,363	$1,338,916	$551,898	$—	$213,046	$(4,786)	$3,759,437
Cost of sales(1)	1,562,940	1,205,522	469,099	5	201,450	(2,935)	3,436,081
Selling, general and administrative	86,353	118,451	34,667	6,750	19,472	990	266,683
Restructuring and impairment charges	4,281	—	—	—	—	—	4,281
Interest expense (income), net	17,003	12,593	1,017	(6,484)	9,620	(2,009)	31,740
Other income, net	(7,837)	—	—	—	(8,033)	—	(15,870)
Equity in loss (earnings) of affiliated companies	368	(417)	—	(32,262)	2,587	(5)	(29,729)
Minority interest in earnings of subsidiaries	—	585	—	—	—	—	585

Earnings (loss) before income taxes and discontinued operations	$(2,745)	$2,182	$47,115	$31,991	$(12,050)	$(827)	$65,666

For the six months ended June 30, 2005:
Net sales	$1,891,169	$1,257,556	$490,050	$—	$191,513	$7,605	$3,837,893
Cost of sales(1)	1,801,935	1,109,325	428,197	—	183,216	6,289	3,528,962
Selling, general and administrative	82,628	117,687	28,795	7,052	18,698	1,236	256,096
Restructuring and impairment charges	863	105	—	—	—	56	1,024
Interest expense (income), net	16,872	13,779	2,431	4,394	6,917	(1,331)	43,062
Other income, net	(14)	(1,371)	—	—	—	—	(1,385)
Equity in (earnings) loss of affiliated companies	(2,116)	(769)	—	(45,937)	5,037	6	(43,779)
Minority interest in earnings of subsidiaries	—	817	—	—	—	—	817

Earnings (loss) before income taxes and discontinued operations	$(8,999)	$17,983	$30,627	$34,491	$(22,355)	$1,349	$53,096

(1)	Cost of sales includes unrealized hedging losses (gains) of:

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended: June 30, 2006	$(2,147)	$134	$(454)	$—	$—	$229	$(2,238)
For the three months ended: June 30, 2005	603	(1,565)	26	—	(93)	—	(1,029)
For the six months ended: June 30, 2006	(2,589)	253	(193)	—	(262)	282	(2,509)
For the six months ended: June 30, 2005	106	(5,153)	401	—	(1,014)	—	(5,660)
     In 2005, there were additional unrealized hedging losses (gains) recognized in earnings (loss) from discontinued operations, net of income taxes.

17. Unusual Event
     In December 2005, a fire occurred in the Company’s Statesville, North Carolina feed plant. The feed plant was shut down and has not yet resumed production. The Company is using its other facilities to provide services to customers normally served by this location. The aggregate net book value of the building, equipment and inventory is approximately $6.7 million. The Company holds insurance coverage for property damage and business interruption. The Company intends to rebuild the facility and, along with its insurance providers, is assessing the extent of the damages. For further information, refer to “Part II, Item 1. Legal Proceedings” included on this Form 10-Q.
18. Consolidating Financial Information
     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly-owned and majority-owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.
     On July 1, 2005, simultaneous with the prepayment of the remaining balance of a capital lease obligation, the Company elected to designate Cheese & Protein International (CPI) a restricted subsidiary under the Land O’Lakes senior bond indentures, and a loan party under the Company’s revolving credit facility. Consistent with such designations and as of July 1, 2005, CPI guarantees the Company’s obligations arising under these facilities. Accordingly, the CPI financial information has been combined with the consolidated guarantors in the following supplemental financial information as of December 31, 2005 and as of June 30, 2006 and for the three and six months ended June 30, 2006.
     In January of 2006, the Company completed the purchase of the remaining 49.9% ownership position in Penny-Newman Milling LLC (Penny-Newman) which gave Land O’Lakes 100% ownership of the entity. Accordingly, the Penny-Newman financial information has been combined with the consolidated guarantors in the following supplemental financial information as of June 30, 2006 and for the three and six months ended June 30, 2006.
     The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of operations and cash flow information for Land O’Lakes, Guarantor Subsidiaries and Land O’Lakes other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
June 30, 2006

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$18,843	$20,667	$3,163	$—	$42,673
Receivables, net	239,117	181,457	111,589	(36,073)	496,090
Intercompany receivable, net	72,429	—	—	(72,429)	—
Inventories	241,209	167,345	38,434	—	446,988
Prepaid expenses	14,052	8,113	2,771	—	24,936
Other current assets	28,277	8,070	2,895	—	39,242

Total current assets	613,927	385,652	158,852	(108,502)	1,049,929

Investments	1,078,090	42,546	6,313	(833,642)	293,307
Property, plant and equipment, net	177,627	385,631	94,353	—	657,611
Goodwill, net	208,303	82,440	43,383	—	334,126
Other intangibles, net	3,560	89,256	2,138	—	94,954
Other assets	26,954	36,372	43,491	(3,359)	103,458

Total assets	$2,108,461	$1,021,897	$348,530	$(945,503)	$2,533,385

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$—	$3,049	$82,097	$(30,342)	$54,804
Current portion of long-term debt and obligations under capital lease	450	396	4,383	—	5,229
Accounts payable	344,967	151,187	30,494	(8,911)	517,737
Intercompany payable, net	—	72,221	208	(72,429)	—
Accrued expenses	88,251	78,420	23,955	(179)	190,447
Patronage refunds and other member equities payable	11,105	—	—	—	11,105

Total current liabilities	444,773	305,273	141,137	(111,861)	779,322

Long-term debt and obligations under capital lease	583,533	10,731	36,633	—	630,897
Employee benefits and other liabilities	140,357	27,198	7,204	—	174,759
Minority interests	—	4,782	3,827	—	8,609

Equities:
Capital stock	1,893	100	37	(137)	1,893
Additional paid-in capital	—	502,928	91,459	(594,387)	—
Member equities	906,617	—	—	—	906,617
Accumulated other comprehensive loss	(74,679)	—	—	—	(74,679)
Retained earnings	105,967	170,885	68,233	(239,118)	105,967

Total equities	939,798	673,913	159,729	(833,642)	939,798

Commitments and contingencies
Total liabilities and equities	$2,108,461	$1,021,897	$348,530	$(945,503)	$2,533,385

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Three months ended June 30, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$759,534	$793,265	$131,722	$—	$1,684,521
Cost of sales	690,502	722,607	127,574	—	1,540,683

Gross profit	69,032	70,658	4,148	—	143,838

Selling, general and administrative	61,499	63,832	9,745	—	135,076
Restructuring and impairment charges	2,923	—	—	—	2,923

Earnings (loss) from operations	4,610	6,826	(5,597)	—	5,839

Interest expense, net	13,898	675	669	—	15,242
Other (income) expense, net	12,872	—	(20,905)	—	(8,033)
Equity in (earnings) loss of affiliated companies	(58,144)	(70)	1,821	18,162	(38,231)
Minority interest in earnings of subsidiaries	—	—	410	—	410

Earnings (loss) before income taxes	35,984	6,221	12,408	(18,162)	36,451

Income tax expense (benefit)	1,232	473	(6)	—	1,699

Net earnings (loss)	$34,752	$5,748	$12,414	$(18,162)	$34,752

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Six months ended June 30, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,849,412	$1,652,078	$257,947	$—	$3,759,437
Cost of sales	1,687,127	1,504,228	244,726	—	3,436,081

Gross profit	162,285	147,850	13,221	—	323,356

Selling, general and administrative	121,090	127,016	18,577	—	266,683
Restructuring and impairment charges	4,281	—	—	—	4,281

Earnings (loss) from operations	36,914	20,834	(5,356)	—	52,392

Interest expense, net	26,619	3,665	1,456	—	31,740
Other (income) expense, net	5,035	—	(20,905)	—	(15,870)
Equity in (earnings) loss of affiliated companies	(59,993)	(380)	2,587	28,057	(29,729)
Minority interest in earnings (loss) of subsidiaries	(61)	—	646	—	585

Earnings (loss) before income taxes	65,314	17,549	10,860	(28,057)	65,666

Income tax expense (benefit)	4,450	626	(274)	—	4,802

Net earnings (loss)	$60,864	$16,923	$11,134	$(28,057)	$60,864

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six months ended June 30, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$60,864	$16,923	$11,134	$(28,057)	$60,864
Adjustments to reconcile net earnings (loss) to net
cash provided (used) by operating activities:
Depreciation and amortization	25,046	17,616	4,880	—	47,542
Amortization of deferred financing costs	1,158	40	—	—	1,198
Bad debt expense	578	238	263	—	1,079
Proceeds from patronage revolvement received	4,956	4	—	—	4,960
Non-cash patronage income	(761)	(58)	—	—	(819)
Deferred income tax expense	12,306	—	—	—	12,306
Decrease (increase) in other assets	1,448	(3,543)	5,577	4,885	8,367
Increase (decrease) in other liabilities	377	—	(165)	—	212
Restructuring and impairment charges	4,281	—	—	—	4,281
Loss (gain) on divestiture of business	12,872	—	(20,905)	—	(8,033)
Gain on sale of investment	(7,837)	—	—	—	(7,837)
Equity in (earnings) loss of affiliated companies	(59,993)	(380)	2,587	28,057	(29,729)
Minority interests	(61)	—	646	—	585
Other	(720)	(30)	1,635	—	885
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	103,784	(2,730)	(242)	(5,734)	95,078
Inventories	(1,037)	6,504	464	—	5,931
Other current assets	301,931	4,058	380	—	306,369
Accounts payable	(449,672)	(1,619)	(13,848)	5,442	(459,697)
Accrued expenses	(8,091)	(1,519)	6,842	653	(2,115)

Net cash provided (used) by operating activities	1,429	35,504	(752)	5,246	41,427

Cash flows from investing activities:
Additions to property, plant and equipment	(11,944)	(13,013)	(8,679)	—	(33,636)
Acquisitions	(84,187)	—	—	—	(84,187)
Payments for investments	(22,778)	—	(1,700)	22,000	(2,478)
Proceeds from sale of investments	7,837	—	—	—	7,837
Net proceeds from divestiture of business	—	—	28,655	—	28,655
Proceeds from sale of property, plant and equipment	141	237	495	—	873
Dividends from investments in affiliated companies	1,703	587	900	—	3,190
Other	2,059	(3,144)	(23)	—	(1,108)

Net cash (used) provided by investing activities	(107,169)	(15,333)	19,648	22,000	(80,854)

Cash flows from financing activities:
Increase (decrease) in short-term debt	9,816	780	(27,387)	(5,246)	(22,037)
Proceeds from issuance of long-term debt	1,549	—	450	—	1,999
Principal payments on long-term debt and capital lease obligations	(471)	(284)	(33,055)	—	(33,810)
Payments for redemption of member equities	(42,897)	—	—	—	(42,897)
Other	(512)	—	22,000	(22,000)	(512)

Net cash (used) provided by financing activities	(32,515)	496	(37,992)	(27,246)	(97,257)
Net cash used by operating activities of discontinued operations	(347)	—	—	—	(347)

Net (decrease) increase in cash and cash equivalents	(138,602)	20,667	(19,096)	—	(137,031)
Cash and cash equivalents at beginning of period	157,445	—	22,259	—	179,704

Cash and cash equivalents at end of period	$18,843	$20,667	$3,163	$—	$42,673

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2005

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$157,445	$—	$22,259	$—	$179,704
Receivables, net	325,878	185,356	110,550	(30,339)	591,445
Intercompany receivables, net	90,373	—	—	(90,373)	—
Inventories	240,388	173,849	38,898	—	453,135
Prepaid expenses	321,843	8,494	2,686	—	333,023
Other current assets	29,806	11,747	39,522	—	81,075

Total current assets	1,165,733	379,446	213,915	(120,712)	1,638,382

Investments	1,019,021	43,743	8,077	(807,055)	263,786
Property, plant and equipment, net	182,905	387,752	97,993	—	668,650
Goodwill, net	201,037	82,686	43,336	—	327,059
Other intangibles, net	4,192	90,269	2,306	—	96,767
Other assets	27,718	35,008	45,932	(8,244)	100,414

Total assets	$2,600,606	$1,018,904	$411,559	$(936,011)	$3,095,058

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$300	$2,269	$109,484	$(35,588)	$76,465
Current portion of long-term debt and obligations under capital lease	6,659	390	16,872	—	23,921
Accounts payable	783,280	152,806	44,342	(3,469)	976,959
Intercompany payable, net	—	89,591	782	(90,373)	—
Accrued expenses	168,398	79,939	17,113	474	265,924
Patronage refunds and other member equities payable	29,622	—	—	—	29,622

Total current liabilities	988,259	324,995	188,593	(128,956)	1,372,891

Long-term debt and obligations under capital lease	579,032	11,021	56,749	—	646,802
Employee benefits and other liabilities	128,042	27,198	10,556	—	165,796
Minority interests	1,716	711	3,585	—	6,012

Equities:
Capital stock	1,967	100	37	(137)	1,967
Additional paid-in capital	—	499,369	89,213	(588,582)	—
Member equities	893,518	—	—	—	893,518
Accumulated other comprehensive loss	(75,163)	(460)	—	460	(75,163)
Retained earnings	83,235	155,970	62,826	(218,796)	83,235

Total equities	903,557	654,979	152,076	(807,055)	903,557

Commitments and contingencies
Total liabilities and equities	$2,600,606	$1,018,904	$411,559	$(936,011)	$3,095,058

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Three months ended June 30, 2005

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$866,033	$730,223	$210,403	$—	$1,806,659
Cost of sales	814,251	657,993	207,453	—	1,679,697

Gross profit	51,782	72,230	2,950	—	126,962

Selling, general and administrative	55,188	56,939	10,743	—	122,870
Restructuring and impairment charges	—	105	—	—	105

(Loss) earnings from operations	(3,406)	15,186	(7,793)	—	3,987

Interest expense (income), net	19,840	(1,168)	2,148	—	20,820
Other income, net	(549)	(801)	—	—	(1,350)
Equity in (earnings) loss of affiliated companies	(52,296)	(275)	3,355	4,625	(44,591)
Minority interest in (loss) earnings of subsidiaries	—	(295)	675	—	380

Earnings (loss) before income taxes and discontinued operations	29,599	17,725	(13,971)	(4,625)	28,728

Income tax expense (benefit)	3,724	20	(891)	—	2,853

Net earnings (loss) from continuing operations	25,875	17,705	(13,080)	(4,625)	25,875
Loss from discontinued operations, net of income taxes	(28)	—	—	—	(28)

Net earnings (loss)	$25,847	$17,705	$(13,080)	$(4,625)	$25,847

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Six months ended June 30, 2005

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,947,428	$1,460,625	$429,840	$—	$3,837,893
Cost of sales	1,810,123	1,303,277	415,562	—	3,528,962

Gross profit	137,305	157,348	14,278	—	308,931

Selling, general and administrative	111,481	122,456	22,159	—	256,096
Restructuring and impairment charges	919	105	—	—	1,024

Earnings (loss) from operations	24,905	34,787	(7,881)	—	51,811

Interest expense (income), net	39,794	(740)	4,008	—	43,062
Other income, net	(577)	(808)	—	—	(1,385)
Equity in (earnings) loss of affiliated companies	(68,614)	(795)	5,037	20,593	(43,779)
Minority interest in earnings of subsidiaries	—	—	817	—	817

Earnings (loss) before income taxes and discontinued operations	54,302	37,130	(17,743)	(20,593)	53,096

Income tax expense (benefit)	6,172	184	(1,390)	—	4,966

Net earnings (loss) from continuing operations	48,130	36,946	(16,353)	(20,593)	48,130
Earnings from discontinued operations, net of income taxes	2,013	—	—	—	2,013

Net earnings (loss)	$50,143	$36,946	$(16,353)	$(20,593)	$50,143

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six months ended June 30, 2005

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$50,143	$36,946	$(16,353)	$(20,593)	$50,143
Earnings from discontinued operations, net of income taxes	(2,013)	—	—	—	(2,013)
Adjustments to reconcile net earnings (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	33,495	7,275	9,183	—	49,953
Amortization of deferred financing costs	3,231	—	621	—	3,852
Bad debt expense	747	—	—	—	747
Proceeds from patronage revolvement received	2,057	—	—	—	2,057
Non-cash patronage income	(274)	(465)	—	—	(739)
Deferred income tax expense	1,026	—	—	—	1,026
Decrease (increase) in other assets	9,395	(368)	(5,138)	3,819	7,708
Increase (decrease) in other liabilities	6,856	(483)	(3,463)	—	2,910
Restructuring and impairment charges	919	105	—	—	1,024
Gain on sale of investments	—	—	—	—	(802)
Equity in (earnings) loss of affiliated companies	(68,614)	(795)	5,037	20,593	(43,779)
Minority interests	—	—	817	—	817
Other	(1,206)	(72)	2,075	—	797
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(176,521)	101,853	20,820	137,030	83,182
Inventories	(45,115)	4,377	(3,905)	—	(44,643)
Other current assets	251,262	3,411	(628)	—	254,045
Accounts payable	(332,290)	61,780	(10,062)	1,625	(278,947)
Accrued expenses	22,076	11,634	3,647	—	37,357

Net cash (used) provided by operating activities	(245,628)	225,198	2,651	142,474	124,695
Cash flows from investing activities:
Additions to property, plant and equipment	(19,906)	(2,005)	(4,106)	—	(26,017)
Acquisitions	(30,106)	—	—	—	(30,106)
Payments for investments	(7,571)	—	(2,850)	7,500	(2,921)
Proceeds from the sale of investments	—	1,000	—	—	1,000
Proceeds from divestiture of businesses	—	—	2,635	—	2,635
Proceeds from sale of property, plant and equipment	1,151	1,670	4	—	2,825
Dividends from investments in affiliated companies	2,902	430	678	—	4,010
Other	101	—	—	—	101

Net cash (used) provided by investing activities	(53,429)	1,095	(3,639)	7,500	(48,473)
Cash flows from financing activities:
Increase (decrease) in short-term debt	146,759	929	(11,877)	(142,474)	(6,663)
Proceeds from issuance of long-term debt	1,481	—	—	—	1,481
Principal payments on long-term debt and capital lease obligations	(80,908)	(38,296)	(9,402)	—	(128,606)
Distribution to members	183,830	(183,830)	—	—	—
Payments for redemption of member equities	(33,683)	—	—	—	(33,683)
Other	(1,468)	—	8,501	(7,500)	(467)

Net cash provided (used) by financing activities	216,011	(221,197)	(12,778)	(149,974)	(167,938)
Net cash provided by operating activities of discontinued operations	3,676	—	—	—	3,676
Net cash provided by investing activities of discontinued operations	42,135	—	—	—	42,135

Net (decrease) increase in cash	(37,235)	5,096	(13,766)	—	(45,905)

Cash and cash equivalents at beginning of period	65,129	(16,643)	24,650	—	73,136

Cash and cash equivalents at end of period	$27,894	$(11,547)	$10,884	$—	$27,231

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.
Overview
General
     We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. For the three months ended June 30, 2006, we reported net sales of $1.7 billion and net earnings of $34.8 million compared to net sales of $1.8 billion and net earnings of $25.8 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, we reported net sales of $3.8 billion and net earnings of $60.9 million compared to net sales of $3.8 billion and net earnings of $50.1 million for the six months ended June 30, 2005. The primary reasons for the increase in net earnings in the six months ended June 30, 2006 compared to the same period in the previous year were improved volume and margin performance in Seed, gains on the sales of assets and an income tax benefit recorded in 2006, partially offset by lower margins in Feed and equity in earnings from Agriliance.
     In April 2004, we announced our intention to reposition our Layers segment for strategic growth. On January 27, 2006, we purchased the remaining 42.5% minority interest in MoArk, LLC (“MoArk”) from Osborne Investments, LLC (“Osborne”) for $71 million in cash, which increased our ownership in MoArk to 100%. The purpose of the transaction was to consolidate control of MoArk, an entity engaged in the production and marketing of eggs and egg products, as we continue the process of repositioning this business.
     On June 30, 2006, MoArk sold its liquid egg operations to Golden Oval Eggs, LLC and GOECA, LP (together “Golden Oval”) and recognized an $8.0 million gain on divestiture. MoArk received net proceeds of $37 million plus an additional $17 million from Golden Oval in the form of a three-year note, with the possibility of incremental earn-out amounts if Golden Oval surpasses certain performance measures. Land O’Lakes also received $5 million of equity in Golden Oval. MoArk continues to operate its shell egg business. In connection with the sale, Land O’Lakes granted Golden Oval a license to use the Land O’Lakes brand name for certain liquid egg products.
Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method and provided earnings and cash flows for the three months and six months ended June 30 as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)
Earnings from unconsolidated businesses	$38.2	$44.6	$29.7	$43.8
Cash flow from investments in unconsolidated businesses	0.5	1.8	3.2	4.0
     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost.
     Our investment in unconsolidated businesses was $293.3 million as of June 30, 2006 and $263.8 million as of December 31, 2005.
     Agriliance LLC, which is reflected in our Agronomy segment, constitutes the most significant of our investments in unconsolidated businesses. Agriliance is a distributor of agricultural inputs and is owned equally by Land O’Lakes and CHS Inc. Our ownership in Agriliance is accounted for under the equity method. Agriliance’s pretax earnings pass directly to the joint venture owners. Our investment in Agriliance was $145.3 million as of June 30, 2006 and $112.9 million as of December 31, 2005. Our earnings and cash distributions from Agriliance were as follows for the three months and six months ended June 30:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
		(in millions)
Equity in earnings from Agriliance	$37.7	$46.3	$32.4	$46.4
Cash distributions from Agriliance	0.0	0.0	0.0	0.0
     For the three months ended June 30, 2006, Agriliance reported earnings of $75.5 million, $17.0 million less than earnings of $92.5 million for the three months ended June 30, 2005. Sales of crop protection products were flat compared to prior year sales and earnings decreased $5.8 million due to product mix and continued devaluation related to products losing patent protection. Volumes in crop nutrients decreased 9% from last year and crop nutrient earnings decreased $17.7 million due to lower margins primarily in nitrogen-based products. Retail business earnings were $7.0 million higher than last year primarily due to earnings from new joint ventures.
     For the six months ended June 30, 2006, Agriliance reported earnings of $64.7 million, $28.1 million less than earnings of $92.8 million for the six months ended June 30, 2005. Sales of crop protection products decreased 5% compared to prior year sales and earnings decreased $10.5 million due to product mix and continued devaluation related to products losing patent protection. Volumes in crop nutrients decreased 15.0% from last year and earnings decreased $17.7 million due to lower margins across most products. Retail business earnings were $1.4 million higher than last year largely due to earnings on new joint ventures.
     We received $28.9 million in dividends from Agriliance for the year ended December 31, 2005. Our expectation is that the dividend payment in 2006 will be somewhat lower than this due to reduced earnings for Agriliance through June 30, 2006.
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
     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the six months ended June 30, 2006, bulk cheese, which is generally priced the date of make, represented approximately 14% of the Dairy Foods segment’s net sales.
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

For the six months ended June 30, 2006, branded, private label, deli and foodservice net sales of butter and cheese products represented approximately 34% of the Dairy Foods net sales.
     Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly average market price for butter was $1.09 in May 2003, and the highest monthly average market price was $2.21 in April 2004. In the past three years, the lowest monthly average market price for block cheese was $1.12 in April 2003 and the highest monthly average market price was $2.14 in April 2004. The per pound average market price for the three months and six months ended June 30 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Per pound market price average:
Butter	$1.17	$1.47	$1.21	$1.52
Block cheese	1.18	1.51	1.21	1.53
     We maintain a significant dairy manufacturing presence in strategic locations across the United States. As milk production continues to migrate to the West, our plants in the Upper Midwest and East are competing with other manufacturers for a declining amount of milk. The increased competition, coupled with higher energy costs, has pressured margins related to these facilities.
     Feed. The Feed segment follows industry standards for feed pricing. The feed industry generally prices products based on income over ingredient cost per ton of feed. This practice tends to lessen the impact of volatility in commodity ingredient markets on our animal feed profits. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices However, margins can still be impacted by competitive pressures and changes in manufacturing and distribution costs.
     We enter into forward sales contracts to supply feed to customers, which currently represent approximately 20% of our Feed net sales. When we enter into these contracts, we also generally enter into forward purchase contracts on the underlying commodities to lock in our gross margins.
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
     Complete feed is manufactured to meet the complete nutritional requirements of animals whereas a simple blend is a blend of processed commodities to which the producer then adds supplements and premixes. As dairy production has shifted to the western United States, we have seen a change in our feed product mix with lower sales of complete feed and increased sales of simple blends, supplements and premixes. This change in product mix is a result of differences in industry practices. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our western feed region and increases in sales of premixes in our manufacturing subsidiaries in the West.
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

     Layers. MoArk produces and markets shell eggs. MoArk also produced and marketed liquid egg products prior to the sale of this operation on June 30, 2006. MoArk’s sales and earnings fluctuate depending on egg market prices. For the six months ended June 30, 2006, egg prices averaged $0.77 per dozen, as measured by the Urner Barry (South Central) market, compared to egg prices of $0.67 per dozen for the six months ended June 30, 2005.
Derivative Commodity Instruments
     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, and soybeans in Seed. Derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures and options contracts for open positions are marked-to-market each month and these unrealized gains or losses (“unrealized hedging gains and losses”) are recognized in earnings and are fully taxed and applied to retained earnings on our balance sheet. Amounts recognized in earnings before income taxes and discontinued operations (reflected in cost of sales and equity in earnings of affiliated companies) for the three months and six months ended June 30 are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Unrealized hedging gain	$2.5	$1.0	$2.6	$5.3
Results of Operations
Three months ended June 30, 2006 as compared to three months ended June 30, 2005
Overview of Results

	For the three months ended June 30,
			Increase
	2006	2005	(Decrease)
	(In millions)
Net earnings	$34.8	$25.8	$9.0
     Increased net earnings were primarily driven by improved volumes and margins in Dairy Foods, improved margins in Seed and a gain on the sale of the liquid egg operations in the Layers segment. In addition, for the three months ended June 30, 2006, we recorded an income tax benefit of $13.6 million due to a favorable tax ruling. Partially offsetting these positive net earnings impacts were higher selling, general and admistrative expenses and lower equity in earnings from Agriliance.

Net sales	$1,684.5	$1,806.7	$(122.2)
     Lower net sales for the three months ended June 30, 2006 compared to the same period in 2005 were due mainly to a 20% decline in commodity market prices for Dairy Foods. This was partially offset by higher sales in Feed, Seed and Layers. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$143.8	$127.0	$16.8
     Gross profit increased in the three months ended June 30, 2006 primarily due to higher margins in Dairy Foods and Seed. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$135.1	$122.9	$12.2
     Higher selling, general and administrative expense in 2006 was partially driven by increased expenses related to long-term incentive plans, consulting expenses and higher selling related expenses.

	For the three months ended June 30,
			Increase
	2006	2005	(Decrease)
	(In millions)
Restructuring and impairment charges	$2.9	$0.1	$2.8
     During the three months ended June 30, 2006, Dairy Foods recorded a $2.8 million impairment charge related to a note receivable from the former sale of a cheese facility in Gustine, CA. For the three months ended June 30, 2005, Feed recorded a $0.1 million charge for the write-down of certain fixed assets to their estimated fair value.

Interest expense, net	$15.2	$20.8	$(5.6)
     The decrease in interest expense was due to debt reduction in 2005. Partially offsetting this impact was an increase in average interest rates. Interest rates on borrowings averaged 7.6% for the three months ended June 30, 2006 compared to 7.4% for the same period in 2005.

Equity in earnings of affiliated companies	$38.2	$44.6	$(6.4)
     Results for the three months ended June 30, 2006 included equity in earnings from Agriliance of $37.7 million compared to equity in earnings of $46.3 million for the same period of 2005. A discussion of net earnings for Agriliance can be found under the caption “Overview — General — Unconsolidated Businesses.” In Dairy Foods, equity method investments had earnings of $1.7 million for the three months ended June 30, 2006, compared to equity earnings of $0.8 million for the same period of 2005. MoArk equity investments had equity losses of $1.8 million for the three months ended June 30, 2006 compared to equity losses of $3.4 million for the three months ended June 30, 2005.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or similar customers. We operate five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. Agronomy consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method. Accordingly, no sales or gross profit are recorded in the Agronomy segment.
Dairy Foods

	For the three months ended June 30,
($ in millions)	2006	2005	% change
Net sales	$773.2	$936.3	(17.4)%
Gross profit	55.4	41.3	34.1%
Gross profit % of net sales	7.2%	4.4%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$(181.4)
Volume impact	18.3

Total decrease	$(163.1)
     The net sales decrease in the three months ended June 30, 2006 was driven by the impact of lower market prices for butter and cheese. The negative pricing / product mix variance of $181.4 million was mainly due to a decline in average market prices of $0.30 per pound for butter and $0.33 per pound for cheese for the three months ended June 30, 2006 compared to the same period in the prior year. The negative pricing / mix variance in retail and private label butter was $18.5 million and the variance for foodservice, retail and deli cheese was $17.4 million. Additionally, lower market prices and a shift in the mix of products sold caused net sales for industrial operations to decrease by $143.5 million. The volume variance of $18.3 million was primarily driven by increased retail butter and industrial operation volumes.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$9.9
Volume impact	1.4
Unrealized hedging	2.8

Total increase	$14.1
     Gross profit increased in the three months ended June 30, 2006 due to improved margins and volumes for butter and cheese, partially offset by higher energy and transportation costs. The positive margin / product mix variance of $9.9 million was primarily driven by improvements in retail butter and foodservice cheese. Partially offsetting these impacts were higher energy costs in Industrial operations, which lowered gross profit by $2.7 million. In addition to higher energy costs, gross profit for industrial operations in the West was negatively impacted by the California milk pricing formula for commodity cheese and whey margins. The volume variance increase of $1.4 million was caused primarily by improved sales in the three months ended June 30, 2006 compared to the previous year for retail butter.
Feed

	For the three months ended June 30,
($ in millions)	2006	2005	% change
Net sales	$645.8	$626.9	3.0%
Gross profit	65.1	68.6	(5.1)%
Gross profit % of net sales	10.1%	10.9%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$0.8
Volume impact	5.6
Acquisitions and divestitures	12.5

Total increase	$18.9
     Increased net sales were primarily due to the impact of acquisitions and volume improvements for ingredients sales and lifestyle feed. The pricing / product mix impact of $0.8 million was due to improved formula feed sales, which included both lifestyle and livestock feeds, partly offset by lower ingredients sales. The volume variance of $5.6 million was partially due to the impact of a 7% increase in ingredient volumes, which caused net sales to increase $10.2 million, and a 4% increase in lifestyle feeds, which caused net sales to increase by $5.3 million. Partially offsetting these increases was a 6% decline in livestock sales which led to a $9.8 million decrease in net sales. The acquisition impact increased sales due to the consolidation of Penny-Newman Milling, LLC on September 30, 2005, partially offset by lower net sales due to the sale of Heritage Trading Company, LLC in 2005.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$(2.3)
Volume impact	1.3
Unrealized hedging	(1.7)
Acquisitions and divestitures	(0.8)

Total decrease	$(3.5)

     Gross profit decreased in 2006 primarily due to lower margins in formula feed, higher distribution costs and unrealized hedging. The negative margin / product mix impact of $2.3 million was primarily due to a $3.7 million decline in formula feed partially due to competitive pressure on margins and higher distribution costs. In addition, formula feed gross profit decreased by $1.1 million for incremental costs related to serving customers previously served by our Statesville, NC plant, which has been shut down since late December due to fire damage. These amounts were partially offset by a $2.4 million increase in ingredient margins. The volume variance of $1.3 million was mainly due to improvements in our lifestyle business of $1.5 million, driven by a 4% increase in volumes. Gross profit increased due to the consolidation of Penny-Newman Milling, LLC on September 30, 2005, which was more than offset by lower gross margin due to the sale of Heritage Trading Company, LLC in June 2005.
Seed

	For the three months ended June 30,
($ in millions)	2006	2005	% change
Net sales	$162.6	$152.6	6.6%
Gross profit	21.9	16.5	32.7%
Gross profit % of net sales	13.5%	10.8%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$10.6
Volume impact	(1.6)
Acquisitions and divestitures	1.0

Total increase	$10.0
     Net sales increased in 2006 due primarily to higher alfalfa prices driven by low supplies in the market. The $10.6 million pricing / product mix variance was primarily related to the higher alfalfa prices. The volume decrease of $1.6 million was primarily driven by 10% lower corn sales. The acquisition category includes the impact of the acquisition of ABI Alfalfa in August of 2005.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$5.4
Volume impact	(0.9)
Unrealized hedging	0.5
Acquisitions and divestitures	0.4

Total increase	$5.4
     The margin / product mix increase of $5.4 million was mainly caused by improvements in corn and alfalfa. The improvement in alfalfa was partially due to the strong demand related to the introduction of Round-up Ready® alfalfa in August 2005. The volume decline of $0.9 million was primarily due to the 10% decline in corn volumes. The acquisition category includes the impact from the acquisition of ABI Alfalfa in August of 2005.
Layers

	For the three months ended June 30,
($ in millions)	2006	2005	% change
Net sales	$105.3	$86.3	22.0%
Gross profit	3.3	0.2	1,550.0%

Gross profit % of net sales	3.1%	0.2%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$11.5
Volume impact	7.5

Total increase	$19.0
     The increase in net sales was primarily driven by higher egg prices for the three months ended June 30, 2006 compared to the same period in 2005. The average quoted price based on the South Central Large market increased to $0.73 per dozen in 2006 compared to $0.61 per dozen in 2005.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$3.2
Volume impact	0.0
Unrealized hedging	(0.1)

Total increase	$3.1
     The gross profit increase was primarily attributable to the increase in average market price of eggs in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Partially offsetting the impact of higher egg prices were lower unrealized hedging gains for the three months ended June 30, 2006 compared to the same period in 2005.
Six months ended June 30, 2006 as compared to six months ended June 30, 2005
Overview of Results

	For the six months ended June 30,
			Increase
	2006	2005	(Decrease)
	(In millions)
Net earnings	$60.9	$50.1	$10.8
     Improved net earnings were primarily driven by higher margins and volumes in Seed, lower interest expense, a gain of $7.8 million on the sale of an investment, which was partially offset by income tax expense on the gain of $1.6 million, a gain on the sale of the liquid egg operations in the Layers segment and a favorable income tax ruling that benefited net earnings by $13.6 million. Net earnings were negatively impacted by lower margins in Feed, lower equity in earnings from Agriliance and lower unrealized hedging gains.

Net sales	$3,759.4	$3,837.9	$(78.5)
     The decrease in net sales was primarily due to lower market prices for Dairy Foods, partially offset by higher prices and volumes in Feed, Seed and Layers. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$323.4	$308.9	$14.5
     Gross profit increased in the six months ended June 30, 2006 primarily due to higher margins and volumes for Seed. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$266.7	$256.1	$10.6
     Higher expenses for long-term incentives and consulting increased selling, general and administrative expense in the six months ended June 30, 2006 compared to the same period in the prior year. In addition, Seed and Feed had higher selling expenses related to the higher sales levels in 2006.

Restructuring and impairment charges	$4.3	$1.0	$3.3
     During the six months ended June 30, 2006, Dairy Foods closed a facility in Greenwood, Wisconsin and as a result recorded a restructuring charge of $1.5 million primarily related to a contractual obligation for waste-water treatment. Dairy Foods also recorded a $2.8 million impairment charge related to a note receivable from the former sale of a cheese facility in Gustine, CA. For the six months ended June 30, 2005, Dairy Foods and Feed recorded charges for the write-down of certain fixed assets to their estimated fair value of $0.9 million and $0.1 million, respectively.

Interest expense, net	$31.7	$43.1	$(11.4)
     The decrease in interest expense was due to debt reduction efforts in 2005 and lower amortization of deferred financing charges in 2006. Partially offsetting these impacts was an increase in average interest rates. Interest rates on borrowings averaged 8.0% for the six months ended June 30, 2006 compared to 7.2% for the same period in 2005. Deferred financing amortization decreased by $2.7 million for the six months ended June 30, 2006 compared to the same period in 2005 primarily due to the acceleration of deferred financing charges for 2005 related to early payments on the Term B loan.

	For the six months ended June 30,
			Increase
	2006	2005	(Decrease)
	(In millions)
Equity in earnings of affiliated companies	$29.7	$43.8	$(14.1)
     Results for the six months ended June 30, 2006 included equity in earnings from Agriliance of $32.4 million compared to equity in earnings of $46.4 million for the same period of 2005. A discussion of net earnings for Agriliance can be found under the caption “Overview — General — Unconsolidated Businesses.” MoArk equity investments had equity losses of $2.6 million for the six months ended June 30, 2006 compared to equity losses of $5.0 million for the six months ended June 30, 2005.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or similar customers. We operate five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. Agronomy consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method. Accordingly, no sales or gross profit are recorded in the Agronomy segment.
Dairy Foods

	For the six months ended June 30,
($ in millions)	2006	2005	% change
Net sales	$1,660.4	$1,891.2	(12.2)%
Gross profit	97.4	89.2	9.2%

Gross profit % of net sales	5.9%	4.7%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$(253.8)
Volume impact	23.0

Total decrease	$(230.8)
     The net sales decrease in the six months ended June 30, 2006 was primarily driven by the impact of lower market prices for butter and cheese. The negative pricing / mix variance of $253.8 million was mainly due to a decline in average market prices of $0.31 per pound for butter and $0.32 per pound for cheese for the six months ended June 30, 2006 compared to the same period in the prior year. The negative pricing / product mix variances in retail and private label butter was $41.7 million and the variance for foodservice, retail and deli cheese was $28.4 million. Additionally, lower market prices and a shift in the mix of products sold caused net sales for industrial operations to decrease by $186.4 million. The volume variance of $23.0 million was primarily driven by increased volumes in foodservice and retail cheese, retail butter, and higher industrial volumes.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$0.0
Volume impact	5.5
Unrealized hedging	2.7

Total increase	$8.2
     Gross profit increased in 2006 primarily due to improved retail butter volumes. The margin / product mix variance was flat to 2005 which was caused by an increase in retail butter margins, offset by a $9.8 million increase in energy costs that impacted industrial operations. In addition to higher energy costs, gross profit for industrial operations in the West was negatively impacted by the California milk pricing formula for commodity cheese and whey margins. The volume variance improvement of $5.5 million was primarily caused by higher sales for retail butter and foodservice and retail cheese.
Feed

	For the six months ended June 30,
($ in millions)	2006	2005	% change
Net sales	$1,338.9	$1,257.6	6.5%
Gross profit	133.4	148.2	(10.0)%
Gross profit % of net sales	10.0%	11.8%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$40.3
Volume impact	21.7
Acquisitions and divestitures	19.3

Total increase	$81.3
     Increased net sales were primarily due to the impact of price increases and higher commodity prices, as well as higher volumes in ingredients and lifestyle feeds and the impact of acquisitions. The $40.3 million positive pricing / product mix variance was partially caused by a $3.5 million positive pricing impact to ingredient net sales. In addition, formula feed net sales, which includes both lifestyle and livestock feeds, increased by $27.4 million, mainly in the livestock category due to higher commodity prices for ingredients and price increases. The volume variance of $21.7 million was partially due to the impact of an 8% increase in ingredient volumes, which caused net sales to increase $21.9 million, and a 4% increase in lifestyle feeds, which caused net sales to increase by $11.0 million. Partially offsetting the volume improvement was a 4% decline in livestock volumes which led to a $12.8 million decline in net sales. Sales increased due to the consolidation of Penny-Newman Milling, LLC on September 30, 2005, partially offset by lower net sales due to the sale of Heritage Trading Company, LLC in 2005.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$(10.7)
Volume impact	2.7
Unrealized hedging	(5.4)
Acquisitions and divestitures	(1.4)

Total decrease	$(14.8)
     Gross profit decreased in 2006 primarily due to lower margins in formula feed, higher distribution costs and unrealized hedging. The negative margin / product mix impact of $10.7 million was primarily due to a $10.9 million decline in formula feed partially due to competitive pressure on margins and higher distribution costs. In addition, formula feed gross profit decreased by $2.2 million due to incremental costs related to serving customers previously served by our Statesville, NC plant, which has been shut down since late December due to fire damage. The volume variance of $2.7 million was mainly due to improvements in our lifestyle business of $2.8 million, driven by a 4% increase in volumes. Gross profit increased due to the consolidation of Penny-Newman Milling, LLC on September 30, 2005, which was more than offset by lower gross margin due to the sale of Heritage Trading Company, LLC in 2005.

Seed

	For the six months ended June 30,
($ in millions)	2006	2005	% change
Net sales	$551.9	$490.1	12.6%
Gross profit	82.8	61.9	33.8%
Gross profit % of net sales	15.0%	12.6%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$11.7
Volume impact	46.4
Acquisitions and divestitures	3.7

Total increase	$61.8
     Net sales increased in 2006 due primarily to strong volume growth in corn, alfalfa and soybeans. The $11.7 million pricing / product mix variance was primarily related to higher alfalfa prices. The volume variance of $46.4 million was primarily driven by a $6.9 million increase in soybeans, a $24.9 million increase in corn and a $8.0 million increase in alfalfa. The acquisition category includes the impact from the acquisition of ABI Alfalfa in August of 2005.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$12.8
Volume impact	5.9
Unrealized hedging	0.6
Acquisitions and divestitures	1.6

Total increase	$20.9
     The gross profit margin / product mix increase of $12.8 million was due to improved margins in corn, soybeans and alfalfa. The improvement in alfalfa was partially due to the strong demand related to the introduction of Round-up Ready® alfalfa in August 2005. The volume improvement of $5.9 million was driven by 8% higher corn, 31% higher alfalfa, and 7% higher soybeans sales. The acquisition category includes the impact from the acquisition of ABI Alfalfa in August of 2005.
Layers

	For the six months ended June 30,
($ in millions)	2006	2005	% change
Net sales	$213.0	$191.5	11.2%
Gross profit	11.6	8.3	39.8%

Gross profit % of net sales	5.4%	4.3%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$16.1
Volume impact	5.4

Total increase	$21.5
     Net sales increased primarily due to 15% higher egg prices for the six months ended June 30, 2006 compared to the same period in 2005. The average quoted price based on the South Central Large market increased to $0.77 per dozen in 2006 compared to $0.67 per dozen in 2005. Shell egg volumes improved by 3%, which led to the $5.4 million volume variance increase.

Layers

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$4.4
Volume impact	(0.3)
Unrealized hedging	(0.8)

Total increase	$3.3
     Gross profit increased due to the higher average market price of eggs. Partially offsetting the impact of higher egg prices were lower unrealized hedging gains for the six months ended June 30, 2006 compared to the same period in 2005.
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
     On August 11, 2006, Land O’Lakes, Inc. announced that it has mandated JPMorgan Chase Bank to arrange an amended and restated $225 million, five-year secured revolving credit facility. This facility would replace the existing $200 million revolving credit facility arranged in 2001, which terminates in January 2007. In addition, the Company has mandated CoBank ACB to arrange an amended and restated $200 million, five-year receivables securitization facility. This facility would replace the existing $200 million securitization facility arranged in 2001, which terminates in January 2007. Both transactions are expected to close on or before August 31, 2006 subject to successful negotiation of definitive documentation.
     Total long-term debt and obligations under capital lease, including the current portion, was $636.1 million at June 30, 2006 compared to $670.7 million at December 31, 2005. The decrease was primarily due to debt repayments for borrowings of consolidated subsidiaries.
     Our primary sources of debt at June 30, 2006 included a $200 million undrawn revolving credit facility, $175 million in senior secured notes, $196.5 million in senior unsecured notes and $191 million of capital securities. For more information, please see the section below entitled “Principal Debt Facilities.”
     At June 30, 2006, $40.5 million of our long-term debt, including $8.8 million of capital lease obligations, was attributable to MoArk. Land O’Lakes does not provide any guarantees or support for MoArk’s debt. In addition, we had $38.0 million of other miscellaneous long-term debt at June 30, 2006.
     In 2001, we entered into a $100 million (expanded to $200 million in 2004) receivables purchase facility program with CoBank, ACB (“CoBank”) in an effort to reduce overall financing costs. At June 30, 2006, $45 million was outstanding under this facility compared to $30 million at June 30, 2005 and $0 at December 31, 2005. In accordance with generally accepted accounting principles, this facility is not reflected as debt in our consolidated balance sheet. A more complete description of this accounts receivable securitization program is found below under the caption, “Off-Balance Sheet Arrangements.”
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At June 30, 2006, $149.4 million was available under our $200 million revolving credit facility for working capital and general corporate purposes after giving effect to $50.6 million of outstanding letters of credit, which reduce availability. There was no outstanding balance on the facility at June 30, 2006.
     At June 30, 2006, we had available cash and cash equivalents on hand of $42.7 million. Total equities at June 30, 2006 were $939.8 million.
     Our total liquidity is as follows:

	As of June 30,	As of June 30,		As of December 31,
	2006	2005		2005
		($ in millions)
Cash and cash equivalents	$42.7	$27.8	(*)	$179.7
Availability on revolving credit facility	149.4	144.1		147.6
Availability on receivable securitization program	155.0	170.0		200.0

Total liquidity	$347.1	$341.9		$527.3

(*)	Excludes restricted cash of $20 million.

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
Cash Flows
     The following tables summarize the key elements in our cash flows for the following periods:
Operating Activities

	For the Six Months Ended
	June 30,
	2006	2005
	(in millions)
Net earnings	$60.9	$50.1
Earnings from discontinued operations, net of income taxes	—	(2.0)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47.5	49.9
Amortization of deferred financing costs	1.2	3.8
Bad debt expense	1.1	0.7
Proceeds from patronage revolvement received	4.9	2.1
Non-cash patronage income	(0.8)	(0.7)
Deferred income tax expense	12.3	1.0
Decrease in other assets	8.4	7.7
Increase in other liabilities	0.2	2.9
Restructuring and impairment charges	4.3	1.0
Gain on divestiture of business	(8.0)	—
Gain on sale of investment	(7.8)	(0.8)
Equity in earnings of affiliated companies	(29.7)	(43.8)
Minority interests	0.6	0.8
Other	0.9	0.8
Changes in current assets and liabilities, net of divestitures	(54.6)	51.2

Net cash provided by operating activities	$41.4	$124.7
     Net cash provided by operating activities decreased $83.3 million in the six months ended June 30, 2006 compared to 2005. The change was primarily due to working capital requirements.
Investing Activities

	For the Six Months Ended
	June 30,
	2006	2005
	(in millions)
Additions to property, plant and equipment	$(33.6)	$(26.0)
Acquisitions	(84.2)	(30.1)
Payments for investments	(2.5)	(2.9)
Net proceeds from divestiture of business	28.7	2.6
Proceeds from sale of investments	7.8	1.0
Proceeds from sale of property, plant and equipment	0.8	2.8
Dividends from investments in affiliated companies	3.2	4.0
Other	(1.1)	0.1

Net cash used by investing activities	$(80.9)	$(48.5)
     Net cash used by investing activities increased $32.4 million in the six months ended June 30, 2006 compared to the same period in 2005. Acquisition payments in the six months ended June 30, 2006 totaled $84.2 million which consisted of a $71.0 million payment for the remaining 42.5% minority interest in MoArk and $13.2 million to acquire the remaining 49.9% minority interest of Penny-Newman Milling LLC, a Feed subsidiary. In the six months ended June 30, 2005, a $30.1 million final payment was made to the former owners of the Madison Dairy Produce Company business which was acquired by Dairy Foods in 2000. The acquisition payments in 2006 were offset by $28.7 million cash proceeds received during the six months ended June 30, 2006 for the sale of the liquid egg products operations.
     We expect total investment spending to be approximately $194 million in 2006. The capital expenditures component is expected to be approximately $105 million. Of the capital expenditures, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance expenditures will be required.

Financing Activities

	For the Six Months Ended
	June 30,
	2006	2005
	(in millions)
Decrease in short-term debt	$(22.0)	$(6.7)
Proceeds from issuance of long-term debt	1.9	1.5
Principal payments on long-term debt and capital lease obligations	(33.8)	(128.6)
Payments for redemption of member equities	(42.9)	(33.7)
Other	(0.5)	(0.4)

Net cash used by financing activities	$(97.3)	$(167.9)
     Net cash used by financing activities decreased $70.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decline in cash used for financing activities was mainly due to $118.4 million of prepayments on the Term B loan made during the six months ended June 30, 2005, which was fully paid in 2005.
     In 2006, we expect our total cash payments to members to be approximately $79 million for revolvement, cash patronage and estates and age retirements, compared to $69 million in 2005.
     In 2006, we anticipate our total cash payments for interest on our short-term and long-term debt obligations to be approximately $65 million compared to $78 million in 2005.
Principal Debt Facilities
     Under our revolving credit facility, lenders have committed to make advances and issue letters of credit until January 2007 in an aggregate amount not to exceed $200 million, subject to a borrowing base limitation. Borrowings under the revolving credit facility bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on our leverage ratio at the end of 2005, the LIBOR margin for the revolving credit facility is 200 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at our election. As a result of the Company’s January 2006 purchase of the minority interest in MoArk, LLC, the revolving credit facility was amended to allow for the continued treatment of MoArk as an unrestricted subsidiary under this agreement. There was no outstanding balance on our revolving credit facility at June 30, 2006.
     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes are callable beginning in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price is 102.25%. The notes are callable at par beginning in December 2009. The balance outstanding for these notes at June 30, 2006 was $175 million.
     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes are callable beginning in November 2006 at a redemption price of 104.375%. In November 2007 and 2008, the redemption price is 102.917% and 101.458%, respectively. The notes are callable at par beginning in November 2009. In September 2005, $3.8 million of these notes were tendered in accordance with the terms of the indentures of the notes which required a par offer in August 2005 as a result of receiving cash proceeds from the sale of our investment in CF Industries. In November 2005, we completed a “modified Dutch Auction” cash tender for these notes and purchased $149.7 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount. The balance outstanding for these notes at June 30, 2006 was $196.5 million.
     We use interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps is to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At June 30, 2006, the aggregate notional amount of the swaps was $102 million. The swap fair value was a liability of $4.7 million at June 30, 2006, which is reflected in employee benefits and other liabilities in our consolidated balance sheet, and the fair value adjustment on the hedged debt was included in long-term debt in the consolidated balance sheet at June 30, 2006.
     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. At June 30, 2006, the outstanding balance of Capital Securities was $190.7 million.
     In May of 2006 the Company’s MoArk subsidiary entered into a $40 million revolving credit facility to replace its prior facility which expired on May 31, 2006. The $40 million facility is subject to a borrowing base limitation and terminates June 1, 2009. During the six months ended June 30, 2006 MoArk repaid $46.4 million in debt obligations under its revolving credit facility and various term notes and loans due, in part, from proceeds received from the disposal of assets related to its liquid egg operations. No borrowings under the revolving credit facility were outstanding at June 30, 2006 and borrowings of $19.0 million were outstanding at December 31, 2005, under MoArk’s previous revolving credit facility. MoArk had outstanding notes and term loans of $31.7 million and $59.1 million as of June 30, 2006 and December 31, 2005, respectively. The revolving credit facility is subject to certain debt covenants which were all satisfied as of June 30, 2006.
     The credit agreements relating to the Company’s revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain an interest coverage ratio and a leverage ratio. Land O’Lakes debt covenants were all satisfied as of June 30, 2006.
     Indebtedness under the revolving credit facility is secured by substantially all of the material assets of Land O’Lakes and its wholly-owned domestic subsidiaries (other than MoArk, LLC, LOL Finance Co., LOLFC, LLC (a subsidiary of LOL Finance Co.) and LOL SPV, LLC,) including real and personal property, inventory, accounts receivable (other than those receivables which have been sold in connection with our receivables securitization), intellectual property and other intangibles. Indebtedness under the revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries (other than MoArk, LLC, LOL Finance Co., LOLFC, LLC, and LOL SPV, LLC). The 9.00% senior notes are secured by a second lien on essentially all of the assets which secure the revolving credit agreement, and are guaranteed by the same entities. The 8.75% senior notes are unsecured but are guaranteed by the same entities that guarantee the obligations under the revolving credit facility.
Off-Balance Sheet Arrangements
     In December 2001, we established a $100 million (expanded to $200 million in 2004) receivables purchase facility with CoBank, ACB (“CoBank”) in an effort to reduce our overall financing costs. A wholly-owned, unconsolidated special purpose entity (“SPE”) was established for the limited purpose of purchasing and obtaining financing for these receivables. Under this facility, Land O’Lakes, Land O’Lakes Purina Feed and Purina Mills sell Feed, Dairy Foods, Seed and certain other receivables to LOL SPV, LLC, a wholly owned subsidiary of Land O’Lakes Purina Feed. Transfers of receivables from the Company to the SPE are structured as sales; accordingly, the receivables transferred to the SPE are not reflected in our consolidated balance sheets. The Company sells the receivables to the SPE in exchange for a note equal to the present value of the receivables, adjusted for risk of loss. Amounts owing on the note are paid back to the Company upon collection of the receivables by the SPE or when the SPE enters into borrowings with CoBank. The Company is subject to credit risk related to the repayment of the notes receivable with the SPE, which, in turn, is dependent upon the collection of the SPE’s receivables pool. Accordingly, the Company has retained reserves for estimated losses. The Company expects no significant gains or losses from the facility. The facility with CoBank expires in January of 2007 and the effective cost of the facility is LIBOR plus 137.5 basis points. At June 30, 2006, the SPE had $45 million of borrowings outstanding with CoBank which is not reflected in the Company’s consolidated balance sheet, and $155 million was available under this facility. At June 30, 2005 the SPE had $30 million of borrowings outstanding with CoBank under this facility and no borrowings were outstanding at December 31, 2005.
Capital Leases
     MoArk, a consolidated subsidiary of Land O’Lakes, had capital leases at June 30, 2006 of $8.8 million for land, buildings, machinery and equipment at various locations. The interest rates on the capital leases range from 5.22% to 8.95% with the weighted average rate of 7.0%. The weighted average term until maturity is two-and-a-half years. Land O’Lakes does not provide any guarantees or support for MoArk’s capital leases.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company has not completed its evaluation of the impact of adopting FIN 48.

     In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007. The Company is currently evaluating the impact of adopting EITF 06-03 on the consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140” (“SFAS 156”). SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Company enters into a servicing agreement. This new standard will be effective January 1, 2007. The Company does not expect the adoption of SFAS 156 to have a material impact on its consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment.” This Statement eliminated the alternative of accounting for share-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised standard requires the recognition of the fair value of share-based compensation in net earnings in the period the employee becomes eligible for the award. This Statement is effective January 1, 2006 and did not have a material impact on the Company’s consolidated financial statements. See note 11 in Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of this Statement.
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
Critical Accounting Policies
     Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies used in preparing our interim 2006 consolidated financial statements are the same as those described in our Form 10-K except that in the six months ended June 30, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, and SFAS No. 151, “Inventory Costs.” Both of these Statements are effective January 1, 2006 and did not have a material impact on the Company’s consolidated financial statements.
Forward-Looking Statements
     The information presented in this Form 10-Q under the headings “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “could”, “should”, “seeks”, “pro forma” and “intend” and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in “Part II. Other Information Item 1A. Risk Factors” on page 41. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in “Part II. Other Information Item 1A — Risk Factors” on pages 41. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For the six months ended June 30, 2006 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

     We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to maintain an appropriate balance between fixed and floating rate exposures. As of June 30, 2006, we had three interest rate swaps relating to our 8.75% senior unsecured notes. These swaps mirror the terms of the 8.75% notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. The interest rate swaps are designated as fair value hedges of our fixed rate debt. As critical terms of the swaps and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains or losses on the swaps are completely offset by the fair value adjustment to the underlying debt. At June 30, 2006, the notional amount of the swaps was $102 million in aggregate. The fair value of the interest rate swaps was a liability for $4.7 million at June 30, 2006, which is reflected in employee benefits and other liabilities in our consolidated balance sheet, and the fair value adjustment on the hedged debt was included in long-term debt in our consolidated balance sheet at June 30, 2006.
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
     On July 7, 2006, the Company received a Preliminary Adverse Determination from the Internal Revenue Service (IRS) related to the tax-exempt status of certain bonds issued by the California Pollution Control Financing Authority, the proceeds of which were used by Cheese & Protein International LLC to install solid waste disposal equipment. These bonds, referred to as the Tax-Exempt Variable Rate Demand Solid Waste Disposal Revenue Bonds (Cheese & Protein International LLC Project, Series 2001) were issued April 1, 2001 in the aggregate principal amount of $10 million. The Company believes that the bond proceeds were used to finance qualifying equipment and that the interest related thereto should qualify for tax-exempt treatment. The Company intends to challenge the position taken by the IRS, but does not believe that an unfavorable final ruling would have a material effect on the Company’s operations.
     On December 30, 2005, an explosion and fire occurred at our Statesville, North Carolina feed manufacturing facility. The explosion and fire remain under investigation. We have been cooperating with the North Carolina Department of Labor, Division of Occupational Safety and Health (NCOSHA) and will continue to do so until a resolution has been reached.

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
Item 1A. Risk Factors
     In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission and available at www.sec.gov, for additional information regarding risk factors.
Item 5. Other Information
     On August 11, 2006, Land O’Lakes, Inc. announced that it has mandated JPMorgan Chase Bank to arrange an amended and restated $225 million, five-year secured revolving credit facility. This facility would replace the existing $200 million revolving credit facility arranged in 2001, which terminates in January 2007. In addition, the Company has mandated CoBank ACB to arrange an amended and restated $200 million, five-year receivables securitization facility. This facility would replace the existing $200 million securitization facility arranged in 2001, which terminates in January 2007. Both transactions are expected to close on or before August 31, 2006 subject to successful negotiation of definitive documentation.

Item 6. Exhibits
          (a) Exhibits

EXHIBIT	DESCRIPTION
3.1	Restated Articles of Incorporation of Land O’Lakes, Inc., as amended, August 1998. (1)

3.2	By-Laws of Land O’Lakes Inc., as amended, February 2003. (1)

10.1	Asset Sale and Purchase Agreement dated May 23, 2006 between Moark, LLC, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L & W Egg Products, Inc., Norco Ranch, Inc., and Moark Egg Corporation (together, the Seller) and Golden Oval Eggs, LLC and GOECA, LP (together, the Buyer)*

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to an exhibit to the registrant’s Registration Statement on Form S-4 filed April 28, 2004.

*	Filed electronically herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August, 2006.

LAND O’LAKES, INC.

By	/s/ Daniel Knutson

Daniel E. Knutson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)