Form 10-Q
period 2006-09-30
LAND O LAKES INC
filed 2006-11-14
CIK 1032562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐         No ☑
     Land O’Lakes, Inc. is a cooperative. Our voting and non-voting common equity can only be held by our members. No public market for voting and non-voting common equity of Land O’Lakes, Inc. is established and it is unlikely, in the foreseeable future that a public market for our voting and non-voting common equity will develop. The number of shares of the registrant’s common stock outstanding as of October 31, 2006: 985 shares of Class A common stock, 4,000 shares of Class B common stock, 171 shares of Class C common stock, and 1,022 shares of Class D common stock.
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

Part I. Financial Information
Item 1. Financial Statements
LAND O’LAKES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	($ in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$35,379	$179,704
Receivables, net	527,924	591,445
Inventories	458,957	453,135
Prepaid expenses	29,395	333,023
Other current assets	49,311	81,075

Total current assets	1,100,966	1,638,382

Investments	289,646	263,786
Property, plant and equipment, net	656,049	668,650
Goodwill, net	319,032	327,059
Other intangibles, net	94,041	96,767
Other assets	109,110	100,414

Total assets	$2,568,844	$3,095,058

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$124,598	$76,465
Current portion of long-term debt and obligations under capital lease	12,323	23,921
Accounts payable	458,953	976,959
Accrued expenses	221,465	265,924
Patronage refunds and other member equities payable	12,144	29,622

Total current liabilities	829,483	1,372,891

Long-term debt and obligations under capital lease	632,704	646,802
Employee benefits and other liabilities	175,965	165,796
Minority interests	8,673	6,012

Equities:
Capital stock	1,874	1,967
Member equities	911,234	893,518
Accumulated other comprehensive loss	(74,415)	(75,163)
Retained earnings	83,326	83,235

Total equities	922,019	903,557

Commitments and contingencies
Total liabilities and equities	$2,568,844	$3,095,058

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)
Net sales	$1,580,529	$1,717,509	$5,339,966	$5,555,402
Cost of sales	1,455,118	1,590,280	4,891,199	5,119,242

Gross profit	125,411	127,229	448,767	436,160

Selling, general and administrative	123,118	128,111	389,801	384,207
Restructuring and impairment charges	15,116	—	19,397	1,024

(Loss) earnings from operations	(12,823)	(882)	39,569	50,929

Interest expense, net	12,985	19,288	44,725	62,350
Other income, net	(1,754)	—	(17,624)	(1,385)
Gain on sale of investment in CF Industries, Inc.	—	(102,446)	—	(102,446)
Equity in losses (earnings) of affiliated companies	2,383	1,709	(27,346)	(42,070)
Minority interest in earnings of subsidiaries	542	142	1,127	959

(Loss) earnings before income taxes and discontinued operations	(26,979)	80,425	38,687	133,521

Income tax (benefit) expense	(10,282)	6	(5,480)	4,972

Net (loss) earnings from continuing operations	(16,697)	80,419	44,167	128,549
Earnings from discontinued operations, net of income taxes	—	19	—	2,032

Net (loss) earnings	$(16,697)	$80,438	$44,167	$130,581

Applied to:

Member equities
Allocated patronage	$5,237	$74,932	$42,255	$118,796
Deferred equities	707	808	525	(1,487)

	5,944	75,740	42,780	117,309
Retained earnings	(22,641)	4,698	1,387	13,272

	$(16,697)	$80,438	$44,167	$130,581

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
	($ in thousands)
Cash flows from operating activities:
Net earnings	$44,167	$130,581
Earnings from discontinued operations, net of income taxes	—	(2,032)
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	71,271	74,539
Amortization of deferred financing costs	1,759	5,768
Bad debt expense	1,983	1,122
Proceeds from patronage revolvement received	4,961	3,428
Non-cash patronage income	(1,138)	(958)
Deferred income tax expense	2,252	5,183
Decrease in other assets	3,553	8,000
(Decrease) increase in other liabilities	(2,487)	3,025
Restructuring and impairment charges	19,397	1,024
Gain on divestiture of businesses	(8,063)	—
Gain on sale of investments	(7,736)	(102,446)
Equity in earnings of affiliated companies	(27,346)	(42,070)
Dividends from affiliated companies	3,952	5,038
Minority interests	1,127	959
Other	(3,222)	(5,849)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	132,178	32,963
Inventories	(6,217)	(70,112)
Prepaids and other current assets	296,602	256,076
Accounts payable	(518,441)	(376,568)
Accrued expenses	29,342	58,560

Net cash provided (used) by operating activities	37,894	(13,769)

Cash flows from investing activities:
Additions to property, plant and equipment	(50,658)	(44,465)
Acquisitions	(84,187)	(42,892)
Payments for investments	(4,025)	(4,893)
Proceeds from sale of investments	8,819	316,448
Net proceeds from divestiture of businesses	37,220	2,635
Proceeds from sale of property, plant and equipment	1,248	17,942
Other	6,908	20,706

Net cash (used) provided by investing activities	(84,675)	265,481

Cash flows from financing activities:
Decrease in short-term debt, net	(32,244)	(203)
Proceeds from issuance of long-term debt	10,004	1,751
Principal payments on long-term debt and capital lease obligations	(35,286)	(227,124)
Payments for redemption of member equities	(43,193)	(33,897)
Payments for debt issuance costs	(1,527)	—
Other	5,051	(279)

Net cash used by financing activities	(97,195)	(259,752)
Net cash (used) provided by operating activities of discontinued operations (revised)	(349)	3,942
Net cash provided by investing activities of discontinued operations (revised)	—	42,135

Net (decrease) increase in cash and cash equivalents	(144,325)	38,037

Cash and cash equivalents at beginning of the period	179,704	73,136

Cash and cash equivalents at end of the period	$35,379	$111,173

Supplementary Disclosure of Cash Flow Information
Cash paid during periods for:
Interest	$39,868	$51,375
Income taxes paid	4,626	570
See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands in tables)
(Unaudited)
1. Summary of Significant Accounting Policies
     The consolidated financial statements include the accounts of Land O’Lakes, Inc. (the “Company”) and wholly-owned and majority-owned subsidiaries, including its wholly-owned MoArk, LLC subsidiary presented in its Layers segment. The effects of intercompany transactions have been eliminated. The unaudited consolidated financial statements reflect, in the opinion of the management of the Company, all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year because of, among other things, the seasonal nature of our businesses. The statements are condensed and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company’s Annual Report on
Form 10-K.
     Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation. These reclassifications had no effect on gross profit or net earnings. Specifically, the presentation of certain Seed customer discounts has been reclassified as sales deductions in the consolidated statements of operations. In addition, dividends from investments in affiliated companies have been reclassified from investing activities to operating activities in the consolidated statements of cash flows, resulting in an increase in net cash from operating activities and a corresponding decrease in net cash provided by investing activities. Finally, the operating and investing portions of the cash flows attributable to discontinued operations have been separately disclosed, which in prior periods were reported on a combined basis as a single amount.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position, and requires additional disclosures in the notes to consolidated financial statements. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective December 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the Company’s year-end statement of financial position is effective December 31, 2008. The Company is currently assessing the impact of SFAS No. 158.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company has not completed its evaluation of the impact of adopting FIN 48.
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007 and are not material to the Company’s consolidated financial statements.
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
     In November 2004, the FASB issued Statement No. 151, “Inventory Costs.” This Statement requires that abnormal idle facility expense, spoilage, freight and handling costs be recognized as current-period charges. In addition, Statement No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. This Statement was adopted on a prospective basis effective January 1, 2006 and did not have a material effect on the Company’s consolidated financial statements.
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
2. Receivables
     A summary of receivables is as follows:

	September 30,	December 31,
	2006	2005
Trade accounts	$371,807	$95,040
Notes and contracts	98,206	90,119
Notes from sale of trade receivables	—	369,429
Other	71,976	51,167

	541,989	605,755
Less allowance for doubtful accounts	14,065	14,310

Total receivables, net	$527,924	$591,445

     A substantial portion of Land O’Lakes receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.
      The Company sells certain receivables to a wholly owned special purpose entity (the “SPE”) in order to obtain financing for a portion of its short-term borrowing needs. The transfers of the receivables from the Company to the SPE are structured as sales and, in exchange for the receivables, the Company records a note equal to the present value of the receivables transferred, adjusted for risk of loss. In September 2006, the SPE amended and restated its $200 million, five-year receivables securitization facility with CoBank, ACB (“CoBank”). Under the terms of the amended facility, the SPE does not meet the definition of a qualified special purpose entity for accounting purposes and accordingly, as of September 2006, the assets and liabilities of the SPE are fully consolidated in the Company’s consolidated financial statements. Following consolidation of the SPE, receivables sold to the SPE are now reflected in the Company’s consolidated balance sheets and the notes between the Company and the SPE are eliminated. The impact upon consolidation of the SPE was a $73.8 million increase in receivables and an $80.0 million increase in notes and short-term obligations and is presented as a financing activity in the Company’s consolidated statement of cash flows for the nine months ended September 30, 2006. At September 30, 2006, the SPE’s receivables were $237.2 million. For further discussion of the receivables securitization facility, see note 6.
     The Company operates a wholly-owned subsidiary, LOL Finance Company, and its subsidiary, LOLFC, LLC, that provides operating loans and facility financing to farmers and livestock producers. These loans, which relate primarily to dairy, swine, cattle and other livestock production, are presented as notes and contracts for the current portion and as other assets for the noncurrent portion. At September 30, 2006 and December 31, 2005, notes and contracts were $58.9 million and $61.0 million, respectively.
3. Inventories
     A summary of inventories is as follows:

	September 30,	December 31,
	2006	2005
Raw materials	$146,384	$148,560
Work in process	1,655	2,297
Finished goods	310,918	302,278

Total inventories	$458,957	$453,135

4. Investments
     A summary of investments is as follows:

	September 30,	December 31,
	2006	2005
Agriliance LLC	$141,731	$112,932
Ag Processing Inc.	36,544	35,831
Advanced Food Products, LLC	32,577	31,904
Agronomy Company of Canada LTD.	16,976	14,464
CoBank, ACB	6,047	10,688
Universal Cooperatives, Inc.	7,899	7,716
Melrose Dairy Proteins, LLC	5,331	7,495
Golden Oval Eggs, LLC	4,762	—
Prairie Farms Dairy, Inc.	4,382	4,315
Other – principally cooperatives and joint ventures	33,397	38,441

Total investments	$289,646	$263,786

     On June 30, 2006, Land O’ Lakes obtained a $5.0 million investment in Golden Oval Eggs, LLC. See note 14 for further discussion.
     As of September 30, 2006, the Company has a 50-percent voting interest in numerous joint ventures, including Agriliance LLC. Summarized financial information for Agriliance LLC as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005 is as follows:

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2006	2005
Net sales	$633,638	$669,309
Gross profit	64,774	64,363
Net loss	(8,098)	(6,561)

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2006	2005
Net sales	$3,041,259	$3,128,340
Gross profit	296,052	321,641
Net earnings	56,613	86,189

	September 30,	December 31,
	2006	2005
Current assets	$1,300,264	$1,712,290
Non-current assets	167,842	154,270
Current liabilities	1,053,356	1,520,780
Non-current liabilities	131,914	119,917
Total equity	282,836	225,863
5. Goodwill and Other Intangible Assets
Goodwill
     The carrying amount of goodwill by segment is as follows:

	September 30,	December 31,
	2006	2005
Feed	$128,825	$115,593
Dairy Foods	69,904	69,904
Layers	62,918	79,567
Agronomy	46,984	51,566
Seed	10,401	10,429

Total goodwill	$319,032	$327,059

     The decline in Layers goodwill resulted from the recognition of a $15 million impairment charge in September 2006. The $13.2 million increase in Feed goodwill resulted from the purchase of the remaining interest in Penny-Newman Milling LLC, a California grain and feed company, subject to final purchase price allocation. See note 12, Restructuring and Impairment, for further information.
Other Intangible Assets
     A summary of other intangible assets is as follows:

	September 30,	December 31,
	2006	2005
Amortized other intangible assets:
Patents, less accumulated amortization of $5,775 and $4,909, respectively	$10,936	$11,802
Trademarks, less accumulated amortization of $2,511 and $2,078, respectively	1,459	1,892
Other intangible assets, less accumulated amortization of $9,970 and $8,543, respectively	5,021	6,448

Total amortized other intangible assets	17,416	20,142
Total non-amortized other intangible assets — trademarks and dealer network	76,625	76,625

Total other intangible assets	$94,041	$96,767

     Amortization expense for the three months ended September 30, 2006 and 2005 was $0.9 million and $1.2 million, respectively. Amortization expense for the nine months ended September 30, 2006 and 2005 was $2.7 million and $3.7 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.6 million annually. The weighted-average life of the intangible assets subject to amortization is approximately nine years.
6. Debt Obligations
Notes and Short-term Obligations
     The Company maintains credit facilities to finance its short-term borrowing needs. In August and September 2006, the Company completed amendments to and restated its $225 million, five-year secured revolving credit facility and its $200 million, five-year receivables securitization facility, respectively. Under the amendment to the revolving credit facility, the lenders have committed to make advances and issue letters of credit until 2011 in an aggregate amount not to exceed $225 million. Borrowings under the amended facility are not subject to a borrowing base limitation. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of September 2006, the LIBOR margin for the revolving credit facility is 125 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of the Company. Under the amendment to the receivables securitization facility, the Company’s wholly-owned special purpose entity (“SPE”) is fully consolidated in the Company’s financial statements. The Company sells certain receivables to the SPE in order to obtain financing for its short-term borrowing needs. The SPE enters into borrowings with CoBank which are effectively secured solely by the SPE’s receivables. Borrowings under the receivables securitization facility bear interest at LIBOR plus 87.5 basis points. The SPE has its own separate creditors that are entitled to be satisfied out of all of the assets of the SPE prior to any value becoming available to the Company. At September 30, 2006, there was no outstanding balance on the revolving credit facility and $174.4 million was available under this facility after giving effect to $50.6 million of outstanding letters of credit, which reduce availability. At September 30, 2006, $70 million was outstanding with CoBank and $130 million was available under the receivables securitization facility. The impact upon consolidation of the SPE was a $73.8 million increase in receivables and an $80.0 million increase in notes and short-term obligations and is presented as a financing activity in the Company’s consolidated statement of cash flows for the nine months ended September 30, 2006. At December 31, 2005, no borrowings were outstanding under the previous facilities.
     In May 2006, the Company’s MoArk subsidiary entered into a $40 million revolving credit facility to replace its prior facility. This facility is subject to a borrowing base limitation and terminates in June 2009. At September 30, 2006, $7.5 million was outstanding and borrowings of $19 million were outstanding at December 31, 2005 under MoArk’s previous revolving credit facility. The Company does not guarantee this facility.
     The Company also had $53.7 million as of September 30, 2006, and $56.9 million as of December 31, 2005, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly-owned subsidiary that provides operating loans and facility financing to farmers and livestock producers.
     The weighted average interest rate on short-term borrowings and notes outstanding at September 30, 2006 and December 31, 2005 was 6.32% and 5.67%, respectively.

Long-term Debt
     A summary of long-term debt is as follows:

	September 30,	December 31,
	2006	2005
Senior unsecured notes — due 2011 (8.75%)	$196,452	$196,452
Senior secured notes — due 2010 (9.00%)	175,000	175,000
MoArk LLC debt — due 2006 through 2023 (7.75% weighted average)	38,856	59,136
Industrial development revenue bonds and other secured notes payable — due 2006 through 2016 (3.21% to 6.00%)	14,875	14,893
Capital Securities of Trust Subsidiary — due 2028 (7.45%)	190,700	190,700
Capital lease obligations	8,172	9,310
Other debt	20,972	25,232

	645,027	670,723
Less current portion	12,323	23,921

Total long-term debt	$632,704	$646,802

     During the nine months ended September 30, 2006, MoArk paid $27.8 million in amounts owed under various term notes and loans, principally from cash proceeds received from the disposal of assets related to its liquid egg operations.
     The Company and MoArk are each subject to certain restrictions and covenant ratio requirements relating to their respective credit agreements. As of September 30, 2006, Land O’Lakes and MoArk’s debt covenants were all satisfied.
7. Other Comprehensive Income
     Comprehensive income was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net (loss) earnings	$(16,697)	$80,438	$44,167	$130,581
Unrealized gain (loss) on available-for-sale-investment securities	(49)	57	(107)	(45)
Change in minimum pension liability, net of taxes	111	(257)	111	3,123
Foreign currency translation adjustment, net of taxes	201	776	743	1,802

Total comprehensive income	$(16,434)	$81,014	44,914	135,461

8. Income Taxes
     For the three and nine months ended September 30, 2006, the Company recorded $10.3 million and $5.5 million, respectively, in income tax benefit. In June 2006, the Company and the IRS finalized a tax audit for the periods 1996 through 2003. As a result of the audit, $13.6 million was recorded as a reduction in income tax expense for the nine months ended September 30, 2006. In addition, in June 2006 the Company recorded income tax expense of $9.9 million attributable to the gain on the divestiture of its liquid egg operations. This was partially offset by an income tax benefit of $3.5 million attributable to a goodwill impairment on its shell egg operations in September 2006. Earnings (loss) from other activities resulted in income tax benefit of $6.8 million and income tax expense of $1.7 million for the three and nine months ended September 30, 2006, respectively.
9. Pension and Other Postretirement Plans
     The following table presents the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended September 30:

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

     During the three months ended September 30, 2006, the Company contributed $0.7 million to its defined benefit pension plans and $1.5 million to its other postretirement benefits plans.
     The following table presents the components of net periodic benefit cost for pension benefits and other postretirement benefits for the nine months ended September 30:

			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
Service cost	$14,550	$13,875	$525	$600
Interest cost	23,775	22,050	2,925	3,075
Expected return on assets	(25,950)	(25,200)	—	—
Amortization of actuarial loss	10,275	7,500	2,025	2,049
Amortization of prior service cost	(375)	(150)	225	225
Amortization of transition obligation	—	—	450	450

Net periodic benefit cost	$22,275	$18,075	$6,150	$6,399

     During the nine months ended September 30, 2006, the Company contributed $12.1 million to its defined benefit pension plans and $4.3 million to its other postretirement benefits plans.
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
     The Company elected to use the modified prospective application method for adopting SFAS 123(R). Under this method, the Company recorded $0.1 million of incremental compensation expense for Units issued prior to January 1, 2006 which are expected to vest prior to the four-year vesting period due to employees achieving retirement-eligible status. Employees reach retirement-eligible status at the age of 55 with 10 years of service or upon reaching the normal retirement age, ranging from 65 to 67, with no required years of service.
     For the three months ended September 30, 2006 and 2005, compensation expense for the share-based payment plan was $1.4 million and $0.7 million, respectively. Cash payments for Units settled during the three months ended September 30, 2006 and 2005 were $0. The actual income tax benefit realized from this plan was $0 for the three months ended September 30, 2006 and 2005.
     For the nine months ended September 30, 2006 and 2005, compensation expense for the share-based payment plan was $4.2 million and $2.1 million, respectively. Cash payments for Units settled during the nine months ended September 30, 2006 and 2005 were $0.3 million and $0, respectively. The actual income tax benefit realized from this plan totaled $0.1 million and $0 for the nine months ended September 30, 2006 and 2005, respectively.
     For the three and nine months ended September 30, 2006, the number of Units granted, cancelled, and settled were approximately 70,000 and 6,000 and 56,000 respectively. The number of vested Units outstanding at September 30, 2006 was approximately 423,000 with a fair value of $3.5 million. The number of Units exercisable at September 30, 2006, was 0. The number of non-vested Units at September 30, 2006 was approximately 192,000 and the total remaining unrecognized compensation cost related to non-vested Units was approximately $1.1 million. The weighted average remaining service period for the non-vested Units was approximately 3 years.
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
12. Restructuring and Impairment Charges
     A summary of restructuring and impairment charges is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Restructuring charges	$116	$—	$1,614	$—
Impairment charges	15,000	—	17,783	1,024

Total restructuring and impairment charges	$15,116	$—	$19,397	$1,024

Restructuring Charges
     In February 2006, Dairy Foods closed a facility in Greenwood, Wisconsin. As a result, restructuring charges for the three and nine months ended September 30, 2006 were $0.1 million and $1.6 million, respectively, primarily related to a long-term contractual obligation for waste-water treatment with the City of Greenwood. The remaining liability at September 30, 2006 for Dairy Foods’ severance, contract and other exit costs was $1.7 million.
Impairment charges
     The Company is in the process of assessing the fair value of its interest in the MoArk, LLC shell egg business. For the three and nine months ended September 30, 2006, the Company has recorded an impairment charge of $15.0 million to reduce the carrying value of the goodwill associated with this business to its estimated fair value. As the Company’s assessment of the fair value of this business is ongoing, further impairment adjustments may be recognized prior to December 31, 2006.
     For the nine months ended September 30, 2006, Dairy Foods recorded a $2.8 million impairment charge related to a note receivable from the sale of a cheese facility in Gustine, California. In 2003, this facility was sold to Valley Gold LLC for $2.5 million in cash and a $5 million note. Valley Gold defaulted on this note and in 2006 the Company reacquired the facility via a foreclosure sale. The Company plans to sell the facility and is actively engaged in identifying potential buyers.
     For the nine months ended September 30, 2005, Dairy Foods and Feed recorded charges for the write-down of fixed assets to their estimated fair value of $0.9 million and $0.1 million, respectively.
13. Discontinued Operations
     On February 25, 2005, the Company completed the sale of its swine production assets. The Company received approximately $42.0 million in net proceeds from this transaction, which resulted in a gain net of income taxes of approximately $0.1 million recorded in earnings from discontinued operations, net of income taxes.
14. Other Income, Net

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Gain on divestiture	$(29)	$—	$(8,063)	$—
Loss (gain) on sale of investments	100	—	(7,736)	(802)
Gain on sale of intangible	(1,825)	—	(1,825)	—
Gain on legal settlements	—	—	—	(583)

Total other income, net	$(1,754)	$—	$(17,624)	$(1,385)

     During the nine months ended September 30, 2006, the Company divested the liquid egg operations of its MoArk subsidiary to Golden Oval Eggs, LLC and GOECA, LLP (together “Golden Oval”) and recognized an $8.0 million gain on divestiture. MoArk received $37 million in net proceeds, plus an additional $17 million from Golden Oval in the form of a three-year note, with the possibility of incremental earn-out amounts if Golden Oval surpasses certain performance measures. The Company also received $5 million of equity in Golden Oval. At December 31, 2005, assets of $48.7 million and liabilities of $0.4 million for the liquid egg operations were classified as other current assets and accrued expenses, respectively, in the Company’s consolidated balance sheet. MoArk continues to operate its shell egg business. In connection with the sale, Land O’Lakes, Inc. granted Golden Oval a license to use the Land O’Lakes brand name for certain liquid egg products. In addition, Feed recorded a $0.03 million gain on divestiture in the three months ended September 30, 2006.
     During the nine months ended September 30, 2006, the Company recognized a gain on sale of an investment held by Dairy Foods for $7.8 million. During the three and nine months ended September 30, 2006, Feed recorded a $0.1 million loss on the sale of an investment. During the nine months ended September 30, 2005, the Company recognized a gain on sale of an investment of $0.8 million held by Feed.
     During the three and nine months ended September 30, 2006, the Company recognized a gain on sale of an intangible held by Dairy Foods for $1.8 million.
     During the nine months ended September 30, 2005 the Company recognized a $0.6 million gain on a legal settlement in Feed consisting of cash received from product suppliers against whom the Company alleged certain price-fixing claims.
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
     Feed is largely comprised of the operations of Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”), the Company’s wholly-owned subsidiary. Land O’Lakes Purina Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives.
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
     Layers primarily consists of the Company’s MoArk subsidiary. MoArk produces and markets shell eggs that are sold to retail and wholesale customers for consumer and industrial use throughout the United States. MoArk also produced and marketed liquid egg products prior to the sale of this operation on June 30, 2006.
     The Company’s management uses earnings (loss) before income taxes and discontinued operations to evaluate a segment’s performance. The Company allocates interest and corporate administrative expense, both directly and indirectly, to all of its business segments. Corporate staff functions that are able to determine actual services provided to each segment allocate expense on a direct and predetermined basis. All other corporate staff functions allocate expense indirectly based on each segment’s percent of total invested capital. A majority of corporate administrative expense is allocated directly.

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended September 30, 2006:
Net sales	$821,918	$628,946	$55,169	$—	$73,796	$700	$1,580,529
Cost of sales(1)	771,305	557,962	49,266	—	75,711	874	1,455,118
Selling, general and administrative	40,033	58,536	15,850	3,694	6,863	(1,858)	123,118
Restructuring and impairment charges	116	—	—	—	15,000	—	15,116
Interest expense (income), net	7,982	6,158	(1,993)	(1,747)	3,735	(1,150)	12,985
Other (income) expense, net	(1,825)	68	—	—	—	3	(1,754)
Equity in (earnings) loss of affiliated companies	(826)	(684)	(285)	1,963	2,206	9	2,383
Minority interest in earnings of subsidiaries	—	542	—	—	—	—	542

Earnings (loss) before income taxes and discontinued operations	$5,133	$6,364	$(7,669)	$(3,910)	$(29,719)	$2,822	$(26,979)

For the three months ended September 30, 2005:
Net sales	$952,461	$623,810	$42,669	$—	$95,566	$3,003	$1,717,509
Cost of sales(1)	903,497	558,907	33,053	—	91,925	2,898	1,590,280
Selling, general and administrative	37,343	57,589	10,824	18,538	3,357	460	128,111
Interest expense (income), net	9,854	6,526	(1,590)	1,549	3,601	(652)	19,288
Gain on sale of investment in CF Industries, Inc.	—	—	—	(102,446)	—	—	(102,446)
Equity in (earnings) loss of affiliated companies	(1,365)	(268)	—	1,401	1,939	2	1,709
Minority interest in earnings of subsidiaries	—	136	6	—	—	—	142

Earnings (loss) before income taxes and discontinued operations	$3,132	$920	$376	$80,958	$(5,256)	$295	$80,425

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the nine months ended September 30, 2006 :
Net sales	$2,482,281	$1,967,862	$607,066	$—	$286,843	$(4,086)	$5,339,966
Cost of sales(1)	2,334,246	1,763,484	518,365	—	277,161	(2,057)	4,891,199
Selling, general and administrative	126,385	176,987	50,516	10,443	26,335	(865)	389,801
Restructuring and impairment charges	4,397	—	—	—	15,000	—	19,397
Interest expense (income), net	24,985	18,751	(976)	(8,231)	13,356	(3,160)	44,725
Other (income) expense, net	(9,662)	68	—	—	(8,033)	3	(17,624)
Equity in (earnings) loss of affiliated companies	(458)	(1,101)	(285)	(30,299)	4,793	4	(27,346)
Minority interest in earnings of subsidiaries	—	1,127	—	—	—	—	1,127

Earnings (loss) before income taxes and discontinued operations	$2,388	$8,546	$39,446	$28,087	$(41,769)	$1,989	$38,687

For the nine months ended September 30, 2005 :
Net sales	$2,844,811	$1,881,366	$532,719	$—	$287,079	$9,427	$5,555,402
Cost of sales(1)	2,706,613	1,668,232	461,250	—	275,141	8,006	5,119,242
Selling, general and administrative	119,971	175,276	39,619	25,590	22,055	1,696	384,207
Restructuring and impairment charges	863	104	—	—	—	57	1,024
Interest expense (income), net	26,726	20,305	841	5,943	10,518	(1,983)	62,350
Other income, net	(14)	(1,371)	—	—	—	—	(1,385)
Gain on sale of investment in CF Industries, Inc.	—	—	—	(102,446)	—	—	(102,446)
Equity in (earnings) loss of affiliated companies	(3,481)	(1,036)	—	(44,536)	6,976	7	(42,070)
Minority interest in earnings of subsidiaries	—	953	6	—	—	—	959

Earnings (loss) before income taxes and discontinued operations	$(5,867)	$18,903	$31,003	$115,449	$(27,611)	$1,644	$133,521

(1)	Cost of sales includes unrealized hedging losses (gains) of:

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended: September 30, 2006	$1,895	$696	$1,243	$—	$(17)	$271	$4,088
For the three months ended: September 30, 2005	(3,601)	2,441	538	—	(82)	—	(704)
For the nine months ended: September 30, 2006	(693)	949	1,050	—	(279)	551	1,578
For the nine months ended: September 30, 2005	(3,494)	(2,712)	939	—	(1,097)	—	(6,364)
     In 2006 and 2005, there were additional unrealized hedging losses (gains) recognized in equity in (earnings) loss of affiliated companies in the Agronomy segment.
     In 2005, there were additional unrealized hedging losses (gains) recognized in earnings (loss) from discontinued operations, net of income taxes.

16. Unusual Event
     In December 2005, a fire occurred in the Company’s Statesville, North Carolina feed plant. The feed plant was shut down and has not yet resumed production. The Company is using its other facilities to provide services to customers normally served by this location. The aggregate net book value of the building, equipment and inventory is approximately $6.7 million, of which approximately $3.4 million was damaged. The Company holds insurance coverage for property damage and business interruption. The Company is now rebuilding the facility and, along with its insurance providers, is assessing the extent of the damages. The Company believes that a significant portion of the loss it experienced will be covered by insurance. For further information, refer to “Part II, Item 1. Legal Proceedings” included on this Form 10-Q.
17. Consolidating Financial Information
     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly-owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.
     In September 2006, the Company amended its receivable securitization facility and began to consolidate its wholly-owned special purpose entity. The SPE is not a guarantor of the Company’s financing arrangements. Accordingly, the SPE’s financial information has been included with the non-guarantor subsidiaries as of September 30, 2006.
     In January of 2006, the Company completed the purchase of the remaining 49.9% ownership position in Penny-Newman Milling LLC (Penny-Newman) which gave Land O’Lakes 100% ownership of the entity. Accordingly, the Penny-Newman financial information has been combined with the consolidated guarantors in the following supplemental financial information as of September 30, 2006 and for the three and nine months ended September 30, 2006.
     On July 1, 2005, simultaneous with the prepayment of the remaining balance of a capital lease obligation, the Company elected to designate Cheese & Protein International (CPI) a restricted subsidiary under the Land O’Lakes senior bond indentures, and a loan party under the Company’s revolving credit facility. Consistent with such designations and as of July 1, 2005, CPI guarantees the Company’s obligations arising under these facilities. Accordingly, the CPI financial information has been combined with the consolidated guarantors in the following supplemental financial information as of December 31, 2005, as of September 30, 2006, for the three months ended September 30, 2006 and 2005, and nine months ended September 30, 2006.
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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
September 30, 2006

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$4,114	$1,948	$29,317	$—	$35,379
Receivables, net	197,602	212,350	336,799	(218,827)	527,924
Intercompany receivable, net	89,253	—	—	(89,253)	—
Inventories	239,499	180,327	39,131	—	458,957
Prepaid expenses	20,470	6,708	2,217	—	29,395
Other current assets	36,626	9,536	3,149	—	49,311

Total current assets	587,564	410,869	410,613	(308,080)	1,100,966

Investments	1,071,349	46,204	6,793	(834,700)	289,646
Property, plant and equipment, net	176,969	385,220	93,860	—	656,049
Goodwill, net	198,751	82,668	37,613	—	319,032
Other intangibles, net	3,220	88,749	2,072	—	94,041
Other assets	28,431	37,012	47,090	(3,423)	109,110

Total assets	$2,066,284	$1,050,722	$598,041	$(1,146,203)	$2,568,844

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$—	$3,191	$341,267	$(219,860)	$124,598
Current portion of long-term debt and obligations under capital lease	449	220	11,654	—	12,323
Accounts payable	286,550	142,925	30,903	(1,425)	458,953
Intercompany payable, net	—	89,371	(118)	(89,253)	—
Accrued expenses	115,948	87,258	19,224	(965)	221,465
Patronage refunds and other member equities payable	12,144	—	—	—	12,144

Total current liabilities	415,091	322,965	402,930	(311,503)	829,483

Long-term debt and obligations under capital lease	586,347	10,783	35,574	—	632,704
Employee benefits and other liabilities	142,827	27,253	5,885	—	175,965
Minority interests	—	4,754	3,919	—	8,673

Equities:
Capital stock	1,874	100	37	(137)	1,874
Additional paid-in capital	—	504,318	94,776	(599,094)	—
Member equities	911,234	—	—	—	911,234
Accumulated other comprehensive loss	(74,415)	19	—	(19)	(74,415)
Retained earnings	83,326	180,530	54,920	(235,450)	83,326

Total equities	922,019	684,967	149,733	(834,700)	922,019

Commitments and contingencies
Total liabilities and equities	$2,066,284	$1,050,722	$598,041	$(1,146,203)	$2,568,844

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$689,805	$791,038	$99,686	$—	$1,580,529
Cost of sales	638,785	718,985	97,348	—	1,455,118

Gross profit	51,020	72,053	2,338	—	125,411

Selling, general and administrative	56,530	57,068	9,520	—	123,118
Restructuring and impairment charges	9,393	—	5,723	—	15,116

Earnings (loss) from operations	(14,903)	14,985	(12,905)	—	(12,823)

Interest expense, net	8,714	3,969	302	—	12,985
Other (income) expense, net	(1,822)	68	—	—	(1,754)
Equity in (earnings) loss of affiliated companies	5,474	(641)	1,968	(4,418)	2,383
Minority interest in earnings of subsidiaries	—	—	542	—	542

Earnings (loss) before income taxes	(27,269)	11,589	(15,717)	4,418	(26,979)

Income tax expense (benefit)	(10,572)	1,641	(1,351)	—	(10,282)

Net earnings (loss)	$(16,697)	$9,948	$(14,366)	$4,418	$(16,697)

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$2,539,217	$2,443,116	$357,633	$—	$5,339,966
Cost of sales	2,325,912	2,223,213	342,074	—	4,891,199

Gross profit	213,305	219,903	15,559	—	448,767

Selling, general and administrative	177,620	184,084	28,097	—	389,801
Restructuring and impairment charges	13,674	—	5,723	—	19,397

Earnings (loss) from operations	22,011	35,819	(18,261)	—	39,569

Interest expense, net	35,333	7,634	1,758	—	44,725
Other (income) expense, net	3,213	68	(20,905)	—	(17,624)
Equity in (earnings) loss of affiliated companies	(54,519)	(1,021)	4,555	23,639	(27,346)
Minority interest in earnings (loss) of subsidiaries	(61)	—	1,188	—	1,127

Earnings (loss) before income taxes	38,045	29,138	(4,857)	(23,639)	38,687

Income tax expense (benefit)	(6,122)	2,267	(1,625)	—	(5,480)

Net earnings (loss)	$44,167	$26,871	$(3,232)	$(23,639)	$44,167

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2006

	Land
	O'Lakes, Inc.	Consolidated	Non-Guarantor
	Parent Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$44,167	$26,871	$(3,232)	$(23,639)	$44,167
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	30,443	33,400	7,428	—	71,271
Amortization of deferred financing costs	1,686	59	14	—	1,759
Bad debt expense	335	823	825	—	1,983
Proceeds from patronage revolvement received	4,957	4	—	—	4,961
Non-cash patronage income	(1,076)	(62)	—	—	(1,138)
Deferred income tax expense	2,252	—	—	—	2,252
Decrease (increase) in other assets	5,832	(2,233)	4,775	(4,821)	3,553
(Decrease) increase in other liabilities	(2,372)	55	(170)	—	(2,487)
Restructuring and impairment charges	13,674	—	5,723	—	19,397
Loss (gain) on divestiture of business	12,872	(30)	(20,905)	—	(8,063)
(Gain) loss on sale of investment	(7,834)	98	—	—	(7,736)
Equity in (earnings) loss of affiliated companies	(54,519)	(1,021)	4,555	23,639	(27,346)
Dividends from affiliated companies	1,858	1,194	900	—	3,952
Minority interests	(61)	—	1,188	—	1,127
Other	(1,747)	(12)	(1,463)	—	(3,222)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	135,315	(38,208)	(233,417)	268,488	132,178
Inventories	494	(6,478)	(233)	—	(6,217)
Prepaids and other current assets	291,925	3,997	680	—	296,602
Accounts payable	(497,165)	(9,881)	(13,439)	2,044	(518,441)
Accrued expenses	21,351	7,319	2,111	(1,439)	29,342

Net cash provided (used) by operating activities	2,387	15,895	(244,660)	264,272	37,894

Cash flows from investing activities:
Additions to property, plant and equipment	(19,248)	(20,363)	(11,047)	—	(50,658)
Acquisitions	(84,187)	—	—	—	(84,187)
Payments for investments	(22,925)	—	(3,100)	22,000	(4,025)
Proceeds from sale of investments	7,917	902	—	—	8,819
Net proceeds from divestiture of business	—	161	37,059	—	37,220
Proceeds from sale of property, plant and equipment	147	938	163	—	1,248
Other	809	3,901	2,198	—	6,908

Net cash (used) provided by investing activities	(117,487)	(14,461)	25,273	22,000	(84,675)

Cash flows from financing activities:
Increase (decrease) in short-term debt	(677)	922	231,783	(264,272)	(32,244)
Proceeds from issuance of long-term debt	2,047	—	7,957	—	10,004
Principal payments on long-term debt and capital lease obligations	(528)	(408)	(34,350)	—	(35,286)
Distribution to members	6,500	—	(6,500)	—	—
Payments for redemption of member equities	(43,193)	—	—	—	(43,193)
Payments for debt issuance costs	(1,527)	—	—	—	(1,527)
Other	(504)	—	27,555	(22,000)	5,051

Net cash (used) provided by financing activities	(37,882)	514	226,445	(286,272)	(97,195)
Net cash used by operating activities of discontinued operations	(349)	—	—	—	(349)

Net (decrease) increase in cash and cash equivalents.	(153,331)	1,948	7,058	—	(144,325)
Cash and cash equivalents at beginning of period	157,445	—	22,259	—	179,704

Cash and cash equivalents at end of period	$4,114	$1,948	$29,317	$—	$35,379

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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2005

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$753,706	$855,445	$108,358	$—	$1,717,509
Cost of sales	701,216	785,751	103,313	—	1,590,280

Gross profit	52,490	69,694	5,045	—	127,229

Selling, general and administrative	66,573	57,620	3,918	—	128,111

(Loss) earnings from operations	(14,083)	12,074	1,127	—	(882)

Interest expense, net	16,463	2,260	565	—	19,288
Gain on sale of investment in CF Industries, Inc.	(102,446)	—	—	—	(102,446)
Equity in (earnings) loss of affiliated companies	(10,046)	(211)	1,939	10,027	1,709
Minority interest in earnings of subsidiaries	—	89	53	—	142

Earnings (loss) before income taxes and discontinued operations	81,946	9,936	(1,430)	(10,027)	80,425

Income tax expense (benefit)	1,527	2	(1,523)	—	6

Net earnings (loss) from continuing operations	80,419	9,934	93	(10,027)	80,419
Earnings from discontinued operations, net of income taxes	19	—	—	—	19

Net earnings (loss)	$80,438	$9,934	$93	$(10,027)	$80,438

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2005

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$2,701,134	$2,316,070	$538,198	$—	$5,555,402
Cost of sales	2,511,339	2,089,028	518,875	—	5,119,242

Gross profit	189,795	227,042	19,323	—	436,160

Selling, general and administrative	178,054	180,076	26,077	—	384,207
Restructuring and impairment charges	920	104	—	—	1,024

Earnings (loss) from operations	10,821	46,862	(6,754)	—	50,929

Interest expense, net	56,257	1,520	4,573	—	62,350
Other income, net	(577)	(808)	—	—	(1,385)
Gain on sale of investment in CF Industries, Inc.	(102,446)	—	—	—	(102,446)
Equity in (earnings) loss of affiliated companies	(78,661)	(1,006)	6,976	30,621	(42,070)
Minority interest in earnings of subsidiaries	—	89	870	—	959

Earnings (loss) before income taxes and discontinued operations	136,248	47,067	(19,173)	(30,621)	133,521

Income tax expense (benefit)	7,699	186	(2,913)	—	4,972

Net earnings (loss) from continuing operations	128,549	46,881	(16,260)	(30,621)	128,549
Earnings from discontinued operations, net of income taxes	2,032	—	—	—	2,032

Net earnings (loss)	$130,581	$46,881	$(16,260)	$(30,621)	$130,581

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2005

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$130,581	$46,881	$(16,260)	$(30,621)	$130,581
Earnings from discontinued operations, net of income taxes	(2,032)	—	—	—	(2,032)
Adjustments to reconcile net earnings (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	39,771	20,645	14,123	—	74,539
Amortization of deferred financing costs	4,262	—	1,506	—	5,768
Bad debt expense	1,122	—	—	—	1,122
Proceeds from patronage revolvement received	3,428	—	—	—	3,428
Non-cash patronage income	(455)	(503)	—	—	(958)
Deferred income tax expense	5,183	—	—	—	5,183
Decrease (increase) in other assets	10,424	(733)	(7,076)	5,385	8,000
Increase (decrease) in other liabilities	4,774	(505)	(1,244)	—	3,025
Restructuring and impairment charges	920	104	—	—	1,024
Gain on sale of investment in CF Industries, Inc.	(102,446)	—	—	—	(102,446)
Equity in (earnings) loss of affiliated companies	(78,661)	(1,006)	6,976	30,621	(42,070)
Dividends from affiliated companies	3,885	475	678	—	5,038
Minority interests	—	89	870	—	959
Other	1,792	(72)	(7,569)	—	(5,849)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(210,235)	89,257	9,735	144,206	32,963
Inventories	(66,963)	(8,145)	4,996	—	(70,112)
Other current assets	249,706	4,903	1,467	—	256,076
Accounts payable	(432,388)	79,831	(11,318)	(12,693)	(376,568)
Accrued expenses	44,348	18,931	(4,719)	—	58,560

Net cash (used) provided by operating activities	(392,984)	250,152	(7,835)	136,898	(13,769)

Cash flows from investing activities:
Additions to property, plant and equipment	(12,299)	(16,211)	(15,955)	—	(44,465)
Acquisitions	(42,892)	—	—	—	(42,892)
Payments for investments	(93,593)	—	(4,800)	93,500	(4,893)
Proceeds from the sale of investments	315,448	1,000	—	—	316,448
Proceeds from divestiture of businesses	—	—	2,635	—	2,635
Proceeds from sale of property, plant and equipment	2,646	2,746	12,550	—	17,942
Decrease in restricted cash	20,338	—	—	—	20,338
Other	1,067	—	(699)	—	368

Net cash provided (used) by investing activities	190,715	(12,465)	(6,269)	93,500	265,481

Cash flows from financing activities:
Increase (decrease) in short-term debt	126,204	1,105	9,386	(136,898)	(203)
Proceeds from issuance of long-term debt	1,751	—	—	—	1,751
Principal payments on long-term debt and capital lease obligations	(85,621)	(38,319)	(103,184)	—	(227,124)
Distribution to members	183,830	(183,830)	—	—	—
Payments for redemption of member equities	(33,897)	—	—	—	(33,897)
Other	5,921	—	87,300	(93,500)	(279)

Net cash provided (used) by financing activities	198,188	(221,044)	(6,498)	(230,398)	(259,752)
Net cash provided by operating activities of discontinued operations	3,942	—	—	—	3,942
Net cash provided by investing activities of discontinued operations	42,135	—	—	—	42,135

Net increase (decrease) in cash and cash equivalents	41,996	16,643	(20,602)	—	38,037

Cash and cash equivalents at beginning of period	65,129	(16,643)	24,650	—	73,136

Cash and cash equivalents at end of period	$107,125	$—	$4,048	$—	$111,173

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.
Overview
General
     We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. For the three months ended September 30, 2006, we reported net sales of $1.6 billion and a net loss of $16.7 million compared to net sales of $1.7 billion and net earnings of $80.4 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, we reported net sales of $5.3 billion and net earnings of $44.2 million compared to net sales of $5.6 billion and net earnings of $130.6 million for the nine months ended September 30, 2005. The primary reason for the $86.4 million decrease in net earnings, period over period, was the impact of the $102.4 million pretax gain on sale of CF Industries, Inc., which was partially offset by $19.8 million of related expenses and income tax expense. In addition, net earnings for the nine months ended September 30, 2006 include a gain of $7.8 million on the sale of an investment, which was partially offset by income tax expense on the gain of $1.6 million, an $8.0 million gain on the sale of the liquid egg operations in the Layers segment, offset by income tax expense of $9.9 million, and an income tax benefit from closing a tax audit which increased net earnings by $13.6 million. A $15.0 million goodwill impairment charge in Layers, with a related income tax benefit of $3.5 million, was also recorded in the nine months ended September 30, 2006. Earnings for the nine months ended September 30, 2005 include a gain on a property sale in Layers for $7.0 million with an income tax expense of $2.7 million and unrealized hedging gains of $8.6 million with an income tax expense of $3.3 million.
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
     During the three months ended September 30, 2006 we completed the evaluation related to our Layers repositioning. Based on those efforts and current market conditions, we will continue to operate the remaining MoArk shell egg business with an emphasis on optimizing its long-term value by focusing on further brand development, strengthening our market share, increasing operating efficiencies, and shedding unproductive assets.
Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method and provided earnings and cash flows for the three months and nine months ended September 30 as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)
(Loss) earnings from unconsolidated businesses	$(2.4)	$(1.7)	$27.3	$42.1
Cash flow from investments in unconsolidated businesses	0.8	1.0	4.0	5.0
     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost.
     Our investment in unconsolidated businesses was $289.6 million as of September 30, 2006 and $263.8 million as of December 31, 2005.
     Agriliance LLC, which is reflected in our Agronomy segment, constitutes the most significant of our investments in unconsolidated businesses. Agriliance is a distributor of agricultural inputs and is owned equally by Land O’Lakes and CHS Inc. Our ownership in Agriliance is accounted for under the equity method. Agriliance’s pretax earnings pass directly to the joint venture owners. Our investment in Agriliance was $141.7 million as of September 30, 2006 and $112.9 million as of December 31, 2005. Our earnings and cash distributions from Agriliance were as follows for the three months and nine months ended September 30:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
		(in millions)
Equity in (loss) earnings from Agriliance	$(4.0)	$(3.3)	$28.3	$43.1
Cash distributions from Agriliance	0.0	0.0	0.0	0.0
     For the three months ended September 30, 2006, Agriliance reported a pretax loss of $8.1 million, a $1.6 million increase from the reported pretax loss of $6.6 million for the three months ended September 30, 2005. Crop protection products pretax earnings increased $3.1 million for the three months ended September 30, 2006 compared to the prior year primarily due to program timing. Quarterly volumes in crop nutrients decreased 12% from the same period last year and pretax earnings decreased $3.3 million. Pretax earnings from Agriliance’s Southern retail business were $3.9 million lower than last year due to higher interest costs, competitive margin pressures and devaluation for herbicide product. Pretax earnings from Agriliance’s Northern retail business increased $2.6 million primarily due to an increase in rebate income.
     For the nine months ended September 30, 2006, Agriliance reported pretax earnings of $56.6 million, $29.6 million less than pretax earnings of $86.2 million for the nine months ended September 30, 2005. Year-to-date sales of crop protection products decreased 3% compared to prior year sales due to continued devaluation related to products losing patent protection, while pretax earnings increased $7.6 million due to an increase in rebate income and timing of sales programs. Year-to-date volumes in crop nutrients decreased 15% from last year while pretax earnings decreased $21 million primarily due to lower margins because of the effect of falling energy prices on amounts realized for inventory and higher interest costs. Despite higher sales and margins, Southern retail pretax earnings were $1.6 million lower than last year due to increased interest costs. Northern retail pretax earnings were up $1.9 million primarily due to an increase in rebate income.
     We received $28.9 million in dividends from Agriliance for the year ended December 31, 2005. Any dividend payment from Agriliance, which are based on their 2006 fiscal year earnings are expected to be received by Land O’Lakes in the fourth quarter 2006 or first quarter 2007.
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
     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the nine months ended September 30, 2006, bulk cheese, which is generally priced the date of make, represented approximately 19% of the Dairy Foods segment’s net sales.

     We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter typically is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the nine months ended September 30, 2006, branded, private label, deli and foodservice net sales of butter and cheese products represented approximately 34% of the Dairy Foods net sales.
     Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly average market price for butter was $1.09 in May 2003, and the highest monthly average market price was $2.21 in April 2004. In the past three years, the lowest monthly average market price for block cheese was $1.12 in April 2003 and the highest monthly average market price was $2.14 in April 2004. The per pound average market price for the three months and nine months ended September 30 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Per pound market price average:
Butter	$1.26	$1.67	$1.23	$1.57
Block cheese	1.23	1.49	1.22	1.52
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
     We enter into forward sales contracts to supply feed to customers, which currently represent approximately 15% of our Feed net sales. When we enter into these contracts, we also generally enter into forward purchase contracts on the underlying commodities to lock in our gross margins.
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

     Layers. MoArk produces and markets shell eggs. MoArk also produced and marketed liquid egg products prior to the sale of this operation on June 30, 2006. MoArk’s sales and earnings fluctuate depending on egg market prices. For the nine months ended September 30, 2006, egg prices averaged $0.74 per dozen, as measured by the Urner Barry (South Central) market, compared to egg prices of $0.69 per dozen for the nine months ended September 30, 2005.
Derivative Commodity Instruments
     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, and soybeans in Seed. Derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures and options contracts for open positions are marked-to-market each month and these unrealized gains or losses (“unrealized hedging gains and losses”) are recognized in earnings and are fully taxed and applied to retained earnings in our balance sheet. Amounts recognized in earnings before income taxes and discontinued operations (reflected in cost of sales and equity in earnings of affiliated companies) for the three months and nine months ended September 30 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Unrealized hedging gain/(loss)	$(4.0)	$0.7	$(1.4)	$6.0
Results of Operations
Three months ended September 30, 2006 as compared to three months ended September 30, 2005
Overview of Results

	For the three months ended September 30,
			Increase
	2006	2005	(Decrease)
	(In millions)
Net earnings	$(16.7)	$80.4	$(97.1)

Lower net earnings, period over period, were primarily driven by the $102.4 million pretax gain on the sale of CF Industries, which after taxes and related expenses, generated $82.6 million in net earnings in 2005. In addition, for the three months ended September 30, 2006 net earnings decreased as the result of a goodwill impairment in Layers, lower unrealized hedging gains, lower Seed margins, and higher expense in Seed. Partially offsetting those negative impacts was higher margin in Feed.

Net sales	$1,580.5	$1,717.5	$(137.0)

Lower net sales for the three months ended September 30, 2006 compared to the same period in 2005 were mainly due to a decline in commodity market prices for Dairy Foods and the sale of the liquid egg business. The decline was partially offset by higher sales in Feed and Seed. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$125.4	$127.2	$(1.8)

Gross profit decreased in the three months ended September 30, 2006 primarily due to lower margins in Seed and lower egg prices in Layers. The decline was partially offset by higher margins in Feed. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$123.1	$128.1	$(5.0)

Selling, general and administrative expense in the three months ended September 30, 2006 were lower than the same period in 2005 due to costs recorded in 2005 related to the sale of CF Industries.

	For the three months ended September 30
			Increase
	2006	2005	(Decrease)
	(In millions)
Restructuring and impairment charges	$15.1	$0.0	$15.1

During the three months ended September 30, 2006, Layers recorded a $15 million goodwill impairment charge.

Interest expense, net	$13.0	$19.3	$(6.3)

The interest expense decrease was due to lower debt balances, decreased deferred financing amortization, and partially offset by higher interest rates in 2006. Interest rates on borrowings averaged 8.0% for the three months ended September 30, 2006, compared to 7.7% for the same period in 2005. Deferred financing amortization decreased $1.3 million for the three months ended September 20, 2006 compared to the same period in 2005.

Equity in losses of affiliated companies	$2.4	$1.7	$0.7

Results for the three months ended September 30, 2006 included an equity loss from Agriliance of $4.0 million compared to an equity loss of $3.3 million for the same period of 2005. A discussion of net earnings for Agriliance can be found under the caption “Overview — Unconsolidated Businesses.” In Dairy Foods, equity method investments had earnings of $0.8 million for the three months ended September 30, 2006, compared to equity earnings of $1.4 million for the same period of 2005.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or serve similar customers. We operate five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. Agronomy consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method. Accordingly, no sales or gross profit are recorded in the Agronomy segment.
Dairy Foods

	For the three months ended
	September 30,
($ in millions)	2006	2005	% change
Net sales	$821.9	$952.5	(13.7)%
Gross profit	50.6	49.0	3.3%
Gross profit % of net sales	6.2%	5.1%

Increase
(decrease)
Net Sales Variance	(In millions)

Pricing / product mix impact	$(121.8)
Volume impact	(8.8)

Total decrease	$(130.6)
     The net sales decrease in the three months ended September 30, 2006 was driven by the impact of lower market prices for butter and cheese. The negative pricing / product mix variance of $121.8 million was mainly due to a decline in average market prices of $0.41 per pound for butter and $0.26 per pound for cheese for the three months ended September 30, 2006 compared to the same period in the prior year. The negative pricing / mix variance in retail and private label butter was $30.4 million and the variance for foodservice, retail and deli cheese was $17.3 million. Additionally, lower market prices and a shift in the mix of products sold caused net sales for industrial operations to decrease by $76.4 million. The negative volume variance of $8.8 million was primarily driven by lower deli cheese volumes.

Increase
Gross Profit Variance	(In millions)

Margin / product mix impact	$7.6
Volume impact	(0.5)
Unrealized hedging	(5.5)

Total increase	$1.6
     Gross profit increased in the three months ended September 30, 2006 due to improved margins and volumes for retail butter and foodservice, and industrial operations improvement, partially offset by unrealized hedging losses. The positive margin / product mix variance of $7.6 million was primarily driven by improvements in retail butter, foodservice, and Industrial operations. Partially offsetting these impacts were higher energy costs in Industrial operations, which lowered gross profit by $1.9 million. The volume variance decrease of $0.5 million was caused primarily by lower retail spreads and cheese volume in the three months ended September 30, 2006 compared to the previous year.
Feed

	For the three months ended
	September 30,
($ in millions)	2006	2005	% change
Net sales	$628.9	$623.8	0.8%
Gross profit	71.0	64.9	9.4%
Gross profit % of net sales	11.3%	10.4%

Increase
(decrease)
Net Sales Variance	(In millions)

Pricing / product mix impact	$(41.2)
Volume impact	11.0
Acquisitions and divestitures	35.3

Total increase	$5.1
     Increased net sales were primarily due to the impact of volume improvements for ingredients sales and lifestyle feed and the consolidation of Penny-Newman Milling, LLC. The pricing / product mix decrease of $41.2 million was a result of lower prices in the ingredients business and higher intercompany sales of ingredient product which lowered total net sales. The volume variance of $11.0 million was partially due to the impact of a 7.4% increase in ingredient volumes, which caused net sales to increase $11.5 million, and a 3.6% increase in lifestyle feeds, which caused net sales to increase by $4.0 million. Partially offsetting these increases was a 4.5% decline in livestock sales which led to a $8.1 million decrease in net sales. The acquisition impact increased 2006 sales due to the consolidation of Penny-Newman Milling, LLC on September 30, 2005.

Increase
(decrease)
Gross Profit Variance	(In millions)

Margin / product mix impact	$(0.8)
Volume impact	1.1
Unrealized hedging	1.7
Acquisitions and divestitures	4.1

Total increase	$6.1

     Gross profit increased primarily due to the new consolidated businesses and lower unrealized hedging losses. Decreased margin / product mix variance was the result of lower margins in formula feed. The volume increase of $1.1 million was mainly due to improvements in the grass cattle business, driven by a 14.1% volume increase. The acquisition impact increased 2006 gross profit due to the consolidation of Penny-Newman Milling, LLC on September 30, 2005.
Seed

	For the three months ended
	September 30,
($ in millions)	2006	2005	% change
Net sales	$55.2	$42.7	29.3%
Gross profit	5.9	9.6	(38.5%)
Gross profit % of net sales	10.7%	22.5%

Increase
(decrease)
Net Sales Variance	(In millions)

Pricing / product mix impact	$17.9
Volume impact	(5.8)
Acquisitions and divestitures	0.4

Total increase	$12.5
     Sales improvement was due to higher selling prices of corn, soybean, and alfalfa seeds. The $17.9 million pricing / product mix variance was primarily related to mix improvement to higher priced alfalfa and corn product. The volume decrease of $5.8 million was a result of lower corn and alfalfa volume. The acquisition/divestiture category includes the impact from the acquisition of ABI Alfalfa in August of 2005.

Increase
(decrease)
Gross Profit Variance	(In millions)

Margin / product mix impact	$(2.8)
Volume impact	(0.2)
Unrealized hedging	(0.7)

Total decrease	$(3.7)
     Gross profit decline was a result of lower seed margins. The margin / product mix decrease of $2.8 million was due to lower corn and soybean margins. The volume decline of $0.2 million was primarily due to the decline in alfalfa volumes.
Layers

	For the three months ended
	September 30,
($ in millions)	2006	2005	% change
Net sales	$73.8	$95.6	(22.8%)
Gross profit	(1.9)	3.6	(152.8)%
Gross profit % of net sales	(2.6)%	3.8%

Increase
(decrease)
Net Sales Variance	(In millions)

Pricing / product mix impact	$2.2
Volume impact	3.1
Acquisitions and divestitures	(27.1)

Total decrease	$(21.8)
     The margin / product mix increase was driven primarily by mix improvement in commodity eggs and higher egg prices for the specialty egg business. Continued introduction of branded egg products and improved sales of Eggland’s Best® products increased sales volume. The average quoted price based on the South Central Large market decreased to $0.70 per dozen in 2006 compared to $0.73 per dozen in 2005. Divestiture of the liquid egg business in June 2006 reduced sales in the three months ended September 30, 2006 by $27.1 million.

Increase
(decrease)
Gross Profit Variance	(In millions)

Margin / product mix impact	$(3.6)
Volume impact	(0.0)
Unrealized hedging	(0.1)
Acquisitions and divestitures	(1.8)

Total decrease	$(5.5)
     The gross profit decrease was primarily attributable to the decrease in average market price of eggs in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Divestiture of the liquid egg business in June 2006 reduced gross profit by $1.8 million.
Nine months ended September 30, 2006 as compared to nine months ended September 30, 2005
Overview of Results

	For the nine months ended September 30,
			Increase
	2006	2005	(Decrease)
	(In millions)
Net earnings	$44.2	$130.6	$(86.4)

Lower net earnings were primarily driven by the $102.5 million pretax gain on the sale of CF Industries in 2005 which, after taxes and related expenses, was $82.6 million. Favorable impacts to 2006 net earnings include higher margins and volumes in Seed, lower interest expense, a gain on the sale of an investment, a gain on the sale of the liquid egg operations in the Layers segment and an income tax benefit from closing a tax audit. Net earnings were negatively impacted in 2006 by lower margins in Feed, lower equity in earnings from Agriliance, a goodwill impairment in Layers and lower unrealized hedging gains.

Net sales	$5,340.0	$5,555.4	$(215.4)

The decrease in net sales was primarily due to lower market prices for Dairy Foods, partially offset by higher prices and volumes in Feed and Seed. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$448.8	$436.2	$12.6

Gross profit increased in the nine months ended September 30, 2006 primarily due to higher margins and volumes for Seed and Dairy Foods. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$389.8	$384.2	$5.6

Increased selling expenses in Seed was the primary reason for higher expenses in the nine months ended September 30, 2006 compared to the same period in the prior year.

Restructuring and impairment charges	$19.4	$1.0	$18.4

During the nine months ended September 30, 2006, Dairy Foods closed a facility in Greenwood, Wisconsin and recorded a restructuring charge of $1.6 million primarily related to a contractual obligation for waste-water treatment and recorded a $2.8 million impairment charge related to a note receivable from the previous sale of a cheese facility in Gustine, CA. In addition, Layers recorded a $15 million goodwill impairment charge. For the nine months ended September 30, 2005, Dairy Foods and Feed recorded charges for the write-down of certain fixed assets to their estimated fair value of $0.9 million and $0.1 million, respectively.

Interest expense, net	$44.7	$62.4	$(17.7)
     The decrease in interest expense was due to lower debt balances and lower amortization of deferred financing charges in 2006. Partially offsetting these impacts was an increase in average interest rates which averaged 7.9% for the nine months ended September 30, 2006 compared to 7.4% for the same period in 2005. Deferred financing amortization decreased by $4.0 million for the nine months ended

September 30, 2006 compared to the same period in 2005 primarily due to the acceleration of deferred financing charges in 2005 related to early payments on the Term B loan.

	For the nine months ended September 30,
			Increase
	2006	2005	(Decrease)
	(In millions)
Equity in earnings of affiliated companies	$27.3	$42.1	$(14.8)
     Results for the nine months ended September 30, 2006 included equity in earnings from Agriliance of $28.3 million compared to equity in earnings of $43.1 million for the same period of 2005. A discussion of net earnings for Agriliance can be found under the caption “Overview —Unconsolidated Businesses.” In Dairy Foods, equity method investments had earnings of $0.4 million for the nine months ended September 30, 2006, compared to equity earnings of $3.5 million for the same period in 2005. MoArk equity investments had equity losses of $4.8 million for the nine months ended September 30, 2006 compared to equity losses of $7.0 million for the nine months ended September 30, 2005.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or serve similar customers. We operate five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. Agronomy consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method. Accordingly, no sales or gross profit are recorded in the Agronomy segment.
Dairy Foods

	For the nine months ended
	September 30,
($ in millions)	2006	2005	% change
Net sales	$2,482.3	$2,844.8	(12.7)%
Gross profit	148.0	138.2	7.1%
Gross profit % of net sales	6.0%	4.9%

Increase
(decrease)
Net Sales Variance	(In millions)

Pricing / product mix impact	$(385.8)
Volume impact	23.3

Total decrease	$(362.5)
     The net sales decrease in the nine months ended September 30, 2006 was primarily driven by the impact of lower market prices for butter and cheese. The negative pricing / mix variance of $385.8 million was mainly due to a decline in average market prices of $0.34 per pound for butter and $0.30 per pound for cheese for the nine months ended September 30, 2006 compared to the same period in the prior year. The negative pricing / product mix variance in retail and private label butter was $69.1 million and the variance for foodservice, retail and deli cheese was $45.9 million. Additionally, lower market prices and a shift in the mix of products sold caused net sales for industrial operations to decrease by $266.3 million. The volume variance of $23.3 million was primarily driven by increased international, dried cheese, and industrial volumes.

Increase
(decrease)
Gross Profit Variance	(In millions)

Margin / product mix impact	$5.0
Volume impact	7.6
Unrealized hedging	(2.8)

Total increase	$9.8
     Gross profit increased in 2006 primarily due to improved volume and margins in retail butter and foodservice. The margin / product mix variance was $5.0 million higher, caused by an increase in retail butter and foodservice margins, partially offset by a $10.9 million increase in energy costs that impacted industrial operations. In addition to higher energy costs, gross profit for industrial operations in the West was negatively impacted by the California milk pricing formula for commodity cheese and whey margins. The volume variance improvement of $7.6 million was primarily caused by higher volumes for retail butter and foodservice.
Feed

	For the nine months ended
	September 30,
($ in millions)	2006	2005	% change
Net sales	$1,967.9	$1,881.4	4.6%
Gross profit	204.4	213.1	(4.1)%
Gross profit % of net sales	10.4%	11.3%

Increase
(decrease)
Net Sales Variance	(In millions)

Pricing / product mix impact	$(7.3)
Volume impact	32.8
Acquisitions and divestitures	61.0

Total increase	$86.5
     Increased net sales were primarily due to the impact of price increases and higher commodity prices, as well as higher volumes in ingredients and lifestyle feeds and the impact of acquisitions. The $7.3 million pricing / product mix variance decrease was primarily driven from greater intercompany sales of ingredient product which lowered total net sales and was partially offset by improvements in the livestock business. The volume variance of $32.8 million was partially due to the impact of an 8% increase in ingredient volumes, which caused net sales to increase $33.4 million, and a 4% increase in lifestyle feeds, which caused net sales to increase by $15.0 million. Partially offsetting the volume improvement was a 4% decline in livestock volumes which led to a $20.9 million decline in net sales. Sales increased due to the consolidation of Penny-Newman Milling, LLC on September 30, 2005. The sale of Heritage Trading Company, LLC in 2005 partially offset the increase.

Increase
(decrease)
Gross Profit Variance	(In millions)

Margin / product mix impact	$(11.2)
Volume impact	3.7
Unrealized hedging	(3.7)
Acquisitions and divestitures	2.5

Total decrease	$(8.7)
     Gross profit decreased in 2006 primarily due to lower margins in formula feed, higher distribution costs and unrealized hedging losses. The negative margin / product mix impact of $11.2 million was primarily due to a margin decline in formula feed from competitive pressure on margins, higher ingredient costs, and higher transportation costs. The volume variance of $3.7 million was mainly due to improvements in our lifestyle business of $3.3 million, driven by a 4% increase in volumes. Gross profit increased due to the consolidation of Penny-Newman Milling, LLC on September 30, 2005. The sale of Heritage Trading Company, LLC in June 2005 partially offset the increase.

Seed

	For the nine months ended
	September 30,
($ in millions)	2006	2005	% change
Net sales	$607.1	$532.7	14.0%
Gross profit	88.7	71.5	24.1%
Gross profit % of net sales	14.6%	13.4%

Increase
(decrease)
Net Sales Variance	(In millions)

Pricing / product mix impact	$29.1
Volume impact	41.2
Acquisitions and divestitures	4.1

Total increase	$74.4
     Net sales increased in 2006 due primarily to strong volume growth in corn, alfalfa and soybeans. The $29.1 million pricing / product mix variance was primarily related to higher alfalfa and corn prices and a mix shift to higher priced product. The volume variance of $41.2 million was primarily driven by an $8.7 million increase in soybeans, a $15.3 million increase in corn and a $7.4 million increase in alfalfa. The acquisition category includes the impact from the acquisition of ABI Alfalfa in August of 2005.

Increase
(decrease)
Gross Profit Variance	(In millions)

Margin / product mix impact	$12.6
Volume impact	3.2
Unrealized hedging	(0.1)
Acquisitions and divestitures	1.5

Total increase	$17.2
     Gross profit increased due to higher margins and volume in corn, soybeans, and alfalfa. The gross profit margin / product mix increase of $12.6 million was due to improved margins in corn, soybeans and alfalfa. The improvement in alfalfa was partially due to the strong demand related to the introduction of Round-up Ready® alfalfa in August 2005. The volume improvement of $3.2 million was driven by 5% higher corn, 21% higher alfalfa, and 6% higher soybeans sales. The acquisition category includes the impact from the acquisition of ABI Alfalfa in August of 2005.
Layers

	For the nine months ended
	September 30,
($ in millions)	2006	2005	% change
Net sales	$286.8	$287.1	(0.0)%
Gross profit	9.6	11.9	(19.3)%
Gross profit % of net sales	3.4%	4.1%

Increase
(decrease)
Net Sales Variance	(In millions)

Pricing / product mix impact	$14.2
Volume impact	11.4
Acquisitions and divestitures	(25.9)

Total decrease	$(0.3)
     Net sales were flat as the result of higher egg prices for the nine months ended September 30, 2006 compared to the same period in 2005 offset by the June sale of the liquid egg business which decreased sales. The $14.2 million pricing / product mix impact was driven by the increase in the average quoted price based on the South Central Large market to $0.75 per dozen in 2006 compared to $0.69 per dozen in 2005. Shell egg volumes improved by 2%, which led to the $11.4 million volume variance increase.

Layers

Increase
(decrease)
Gross Profit Variance	(In millions)

Margin / product mix impact	$2.4
Volume impact	0.0
Unrealized hedging	(0.8)
Acquisitions and divestitures	(3.9)

Total decrease	$(2.3)
     Gross profit decreased due to the lost margin resulting from the sale of the liquid egg business, which more than offset the margin improvement from higher average market price for eggs. The average quoted price based on the South Central Large market increased to $0.74 per dozen in 2006 compared to $0.69 per dozen in 2005.
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
     Total long-term debt and obligations under capital lease, including the current portion, was $645.0 million at September 30, 2006 compared to $670.7 million at December 31, 2005. The decrease was primarily due to debt repayments for borrowings of consolidated subsidiaries.
     Our primary sources of debt at September 30, 2006 include a $225 million revolving credit facility, a $200 million receivables securitization facility, $175 million in senior secured notes, $196.5 million in senior unsecured notes and $190.7 million of capital securities. In August 2006, we completed an amended and restated $225 million, five-year secured revolving credit facility, arranged by JPMorgan Chase Bank. This facility replaces the $200 million revolving credit facility which was scheduled to terminate in January 2007. At September 30, 2006, there was no outstanding balance on this facility and $174.4 million was available after giving effect to $50.6 million of outstanding letters of credit, which reduce availability. In September 2006, we completed an amended and restated $200 million, five-year receivables securitization facility arranged by CoBank ACB. This facility updates and replaces the previous $200 million securitization facility which was scheduled to terminate in January 2007. At September 30, 2006 outstanding borrowings on this facility were $70 million. For more information, please see the section below entitled “Principal Debt Facilities.”
     At September 30, 2006, $47.1 million of our long-term debt, including $8.2 million of capital lease obligations, was attributable to MoArk. Land O’Lakes does not provide any guarantees or support for MoArk’s debt. In addition, we had $35.8 million of other miscellaneous long-term debt at September 30, 2006.
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At September 30, 2006, we had available cash and cash equivalents on hand of $35.4 million. Total equities at September 30, 2006 were $922.0 million.
     Our total liquidity is as follows:

	As of	As of	As of
	September 30,	September 30,	December 31,
	2006	2005	2005
		($ in millions)
Cash and cash equivalents	$35.4	$108.3	$179.7
Availability on revolving credit facility	174.4	144.1	147.6
Availability on receivables securitization program	130.0	200.0	200.0

Total liquidity	$339.8	$452.4	$527.3
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

Cash Flows
     The following tables summarize the key elements in our cash flows for the following periods:
Operating Activities

	For the Nine Months Ended
	September 30,
	2006	2005
	(in millions)
Net earnings	$44.2	$130.6
Earnings from discontinued operations, net of income taxes	—	(2.0)
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	71.3	74.5
Amortization of deferred financing costs	1.8	5.8
Bad debt expense	2.0	1.1
Proceeds from patronage revolvement received	5.0	3.4
Non-cash patronage income	(1.1)	(1.0)
Deferred income tax expense	2.3	5.2
Decrease in other assets	3.6	8.0
(Decrease) increase in other liabilities	(2.5)	3.0
Restructuring and impairment charges	19.4	1.0
Gain on divestiture of businesses	(8.1)	—
Gain on sale of investments	(7.8)	(102.4)
Equity in earnings of affiliated companies	(27.3)	(42.1)
Dividends from affiliated companies	4.0	5.0
Minority interests	1.1	1.0
Other	(3.2)	(5.8)
Changes in current assets and liabilities, net of acquisitions and divestitures	(66.8)	(99.1)

Net cash provided (used) by operating activities	$37.9	$(13.8)
     Net cash provided by operating activities increased $51.7 million in the nine months ended September 30, 2006 compared to 2005 primarily due to working capital requirements.
Investing Activities

	For the Nine Months Ended
	September 30,
	2006	2005
	(in millions)
Additions to property, plant and equipment	$(50.7)	$(44.5)
Acquisitions, net of cash acquired	(84.2)	(42.9)
Payments for investments	(4.0)	(4.9)
Net proceeds from divestiture of business	37.2	2.6
Proceeds from sale of investments	8.8	316.4
Proceeds from sale of property, plant and equipment	1.2	17.9
Other	7.0	20.9

Net cash (used) provided by investing activities	$(84.7)	$265.5
     Net cash used by investing activities increased $350.2 million in the nine months ended September 30, 2006 compared to 2005. During the nine months ended September 30, 2005, $315 million of proceeds were received from the sale of an investment in CF Industries, Inc. Acquisition payments in the nine months ended September 30, 2006 totaled $84.2 million which consisted of a $71.0 million payment for the remaining 42.5% minority interest in MoArk and $13.2 million to acquire the remaining 49.9% minority interest of Penny-Newman Milling LLC, a Feed subsidiary. In the nine months ended September 30, 2005, a $30.1 million final payment was made on the Madison Dairy Produce Company business that was acquired by Dairy Foods in 2000, $8.2 million was paid to acquire a Seed company, and $4.0 million was paid to increase ownership in a Feed company. The acquisition payments in 2006 were partially offset by $37.0 million in proceeds received during the nine months ended September 30, 2006 for the sale of the liquid egg products operations.
     We expect total investment spending to be approximately $194 million in 2006. The capital expenditures component is expected to be approximately $105 million. Of the capital expenditures, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance expenditures will be required.

Financing Activities

	For the Nine Months Ended
	September 30,
	2006	2005
	(in millions)
Decrease in short-term debt, net	$(32.2)	$(0.2)
Proceeds from issuance of long-term debt	10.0	1.8
Principal payments on long-term debt and obligations under capital lease	(35.3)	(227.1)
Payments for redemption of member equities	(43.2)	(33.9)
Payments for debt issuance costs	(1.5)	—
Other	5.0	(0.4)

Net cash used by financing activities	$(97.2)	$(259.8)
     Net cash used by financing activities decreased $162.6 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decline in cash used for financing activities was mainly due to $118.4 million of prepayments on the Term B loan made during the nine months ended September 30, 2005, which was fully repaid in 2005, and $90.4 million paid in 2005 for its capital lease obligations of Cheese and Protein International. Partially offsetting this change were debt payments of $27.8 million in 2006 made by MoArk for amounts owed under various term notes and loans, principally from cash proceeds received from the disposal of our liquid egg operations.
     In 2006, we expect our total cash payments to members to be approximately $80 million for revolvement, cash patronage and estates and age retirements, compared to $69 million in 2005.
     In 2006, we anticipate our total cash payments for interest on our short-term and long-term debt obligations to be approximately $65 million compared to $78 million in 2005.
Principal Debt Facilities
     In August 2006, we completed an amended and restated $225 million, five-year secured revolving credit facility, arranged by JPMorgan Chase Bank. This facility replaces the $200 million revolving credit facility which was scheduled to terminate in January 2007. Under this facility, lenders have committed to make advances and issue letters of credit until August 2011 in an aggregate amount not to exceed $225 million. Borrowings under the amended facility are not subject to a borrowing base limitation. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on our leverage ratio at the end of September 2006, the LIBOR margin for the revolving credit facility is 125 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at our election. There was no outstanding balance on our revolving credit facility at September 30, 2006 and no balance was outstanding under the prior facility at December 31, 2005.
     In September 2006, we completed an amended and restated $200 million, five-year receivables securitization facility arranged by CoBank ACB. This facility updates and replaces the previous $200 million securitization facility which was scheduled to terminate in January 2007. Land O’Lakes and certain wholly-owned consolidated entities sell Feed, Dairy Foods, Seed and certain other receivables to LOL SPV, LLC, a wholly owned special purpose entity (“the SPE”). The Company sells the receivables to the SPE in order to obtain financing for its short-term borrowing needs. Under this facility, the SPE enters into borrowings with CoBank which are effectively secured solely by the SPE’s receivables. The SPE does not meet the definition of a qualified special purpose entity under the terms of the amended receivables securitization facility, and accordingly as of September 6, 2006, the assets and liabilities of the SPE are fully consolidated in the Company’s consolidated financial statements. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. The effective cost of the amended facility is LIBOR plus 87.5 basis points. At September 30, 2006, the SPE had $70 million of borrowings outstanding with CoBank which is reflected in the Company’s consolidated balance sheet as Notes and Short-term Obligations, and $130 million was available under this facility. At September 30, 2005 and December 31, 2005 the SPE had no borrowings outstanding with CoBank under the previous facility.
     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes are callable beginning in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price is 102.25%. The notes are callable at par beginning in December 2009. The balance outstanding for these notes at September 30, 2006 was $175 million.
     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes are callable beginning in November 2006 at a redemption price of 104.375%. In November 2007 and 2008, the redemption price is 102.917% and 101.458%, respectively. The notes are callable at par beginning in November

2009. In September 2005, $3.8 million of these notes were tendered in accordance with the terms of the indentures of the notes which required a par offer in August 2005 as a result of receiving cash proceeds from the sale of our investment in CF Industries. In November 2005, we completed a “modified Dutch Auction” cash tender for these notes and purchased $149.7 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount. The balance outstanding for these notes at September 30, 2006 was $196.5 million.
     We use interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps is to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At September 30, 2006, the aggregate notional amount of the swaps was $102 million. The swap fair value was a liability of $2.3 million at September 30, 2006, which is reflected in employee benefits and other liabilities in our consolidated balance sheet, and the fair value adjustment on the hedged debt was included in long-term debt in the consolidated balance sheet at September 30, 2006.
     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. At September 30, 2006, the outstanding balance of Capital Securities was $190.7 million.
     In May of 2006, the Company’s MoArk subsidiary entered into a $40 million revolving credit facility to replace its prior facility which expired on May 31, 2006. The $40 million facility is subject to a borrowing base limitation and terminates June 1, 2009. Borrowings under the revolving credit facility were $7.5 million at September 30, 2006, and $19.0 million was outstanding under the prior facility at December 31, 2005. For the nine months ended September 30, 2006, MoArk paid $39.3 million for outstanding amounts owed under its revolving credit facility and various term notes and loans partly due to proceeds received in connection with the sale of its liquid egg products operations in June 2006. MoArk had outstanding notes and term loans of $31.4 million and $59.1 million as of September 30, 2006 and December 31, 2005, respectively. The revolving credit facility is subject to certain debt covenants which were all satisfied as of September 30, 2006. Land O’Lakes does not provide any guarantees or support for MoArk’s debt.
     The credit agreements relating to the Company’s revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain certain interest coverage and leverage ratios. Land O’Lakes debt covenants were all satisfied as of September 30, 2006.
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
Capital Leases
     MoArk, a consolidated subsidiary of Land O’Lakes, had capital leases at September 30, 2006 of $8.2 million for land, buildings, machinery, and equipment, at various locations. The interest rates on the capital leases range from 5.22% to 8.95% with a weighted average rate of 7.02%. The weighted average term until maturity is two-and-a-half years. Land O’Lakes does not provide any guarantees or support for MoArk’s capital leases.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position, and requires additional disclosures in the notes to financial statements. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective December 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the Company’s year-end statement of financial position is effective December 31, 2008. The Company is currently assessing the impact of SFAS No. 158.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company has not completed its evaluation of the impact of adopting FIN 48.
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007 and are not material to the Company’s consolidated financial statements.
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
     In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment.” This Statement eliminated the alternative of accounting for share-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised standard requires the recognition of the fair value of share-based compensation in net earnings in the period the employee becomes eligible for the award. This Statement is effective January 1, 2006 and did not have a material impact on the Company’s consolidated financial statements. See note 10 in Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of this Statement.
     In November 2004, the FASB issued Statement No. 151, “Inventory Costs.” This Statement requires that abnormal idle facility expense, spoilage, freight and handling costs be recognized as current-period charges. In addition, Statement No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. This statement was adopted on a prospective basis effective January 1, 2006 and did not have a material effect on the Company’s consolidated financial statements.
Critical Accounting Policies
     Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies used in preparing our interim 2006 consolidated financial statements are the same as those described in our Form 10-K except that in the nine months ended September 30, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, and SFAS No. 151, “Inventory Costs.” Both of these Statements are effective January 1, 2006 and did not have a material impact on the Company’s consolidated financial statements.
Forward-Looking Statements
     The information presented in this Form 10-Q under the headings “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “could”, “should”, “seeks”, “pro forma” and “intend” and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in “Part II. Other Information Item 1A. Risk Factors” on page 41. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in “Part II. Other Information Item 1A — Risk Factors” on page 41. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For the nine months ended September 30, 2006 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to maintain an appropriate balance between fixed and floating rate exposures. As of September 30, 2006, we had three interest rate swaps relating to our 8.75% senior unsecured notes. These swaps mirror the terms of the 8.75% notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. The interest rate swaps are designated as fair value hedges of our fixed rate debt. As critical terms of the swaps and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains or losses on the swaps are completely offset by the fair value adjustment to the underlying debt. At September 30, 2006, the notional amount of the swaps was $102 million in aggregate. The fair value of the interest rate swaps was a liability for $2.3 million at September 30, 2006, which is reflected in employee benefits and other liabilities in our consolidated balance sheet, and the fair value adjustment on the hedged debt was included in long-term debt in our consolidated balance sheet at September 30, 2006.
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
     Cheese & Protein International (“CPI”) has received multiple Notices of Violation (“NOVs”) from the City of Tulare, Department of Public Works, regarding the industrial wastewater discharged from CPI’s facility. According to the NOVs, CPI’s wastewater has exceeded certain permissible levels of electrical conductivity. CPI has been working with the City of Tulare to resolve the non-compliant discharges. Year to date, CPI has paid surcharges of approximately $280,000 to the City of Tulare. CPI expects to pay surcharges of approximately $20,000 per month for the remainder of 2006, but does not expect to pay any surcharges related to electrical conductivity in 2007.
     In September of 2006, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Land O’Lakes regarding language the Company uses in its separation agreements. The EEOC is reacting to general language that appears routinely in many companies’ separation agreements. While the company disagrees with the position the EEOC has taken, we are currently in settlement negotiations and expect to reach a resolution very shortly. We do not expect this litigation to have a material impact upon our business.

     On July 7, 2006, the Company received a Preliminary Adverse Determination from the Internal Revenue Service (“IRS”) related to the tax-exempt status of certain bonds issued by the California Pollution Control Financing Authority, the proceeds of which were used by Cheese & Protein International LLC to install solid waste disposal equipment. These bonds, referred to as the Tax-Exempt Variable Rate Demand Solid Waste Disposal Revenue Bonds (Cheese & Protein International LLC Project, Series 2001) were issued April 1, 2001 in the aggregate principal amount of $10 million. The Company believes that the bond proceeds were used to finance qualifying equipment and that the interest related thereto should qualify for tax-exempt treatment. The Company has challenged the preliminary position taken by the IRS, but does not believe that an unfavorable final ruling would have a material effect on the Company’s operations.
     In December 2005, a fire occurred in the Company’s Statesville, North Carolina feed plant. One of our employees died from injuries suffered in the explosion. A second employee was temporarily hospitalized with burns. The feed plant was shut down and has not yet resumed production. The Company is using its other facilities to provide services to customers normally served by this location. The aggregate net book value of the building, equipment and inventory is approximately $6.7 million. The Company holds insurance coverage for property damage and business interruption. The Company is now rebuilding the facility and, along with its insurance providers, is assessing the extent of the damages. At this point, the Company does not have a timeframe as to when the plant may be operational. We cooperated with the North Carolina OSHA throughout its inspection. The company received citations from OSHA related to this incident, none of which will have a material impact on our business.
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
     In 2003, several lawsuits were filed against the Company by Ohio alpaca producers in which it was alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers’ alpacas. The one remaining lawsuit is scheduled to go to trial in Spring of 2007.
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

Item 6. Exhibits
          (a) Exhibits

EXHIBIT	DESCRIPTION
3.1	Restated Articles of Incorporation of Land O’Lakes, Inc., as amended, August 1998. (1)

3.2	By-Laws of Land O’Lakes Inc., as amended, February 2003. (1)

10.1	Amended and Restated Five-Year Revolving Credit Agreement, dated as of October 11, 2001, as amended and restated as of August 29, 2006, among Land O’Lakes, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.*

10.2	Second Amended and Restated Receivables Purchase Agreement, dated as of September 7, 2006, by and among LOL SPV, LLC, as seller, Land O’Lakes, Inc., as initial servicer, CoBank, ACB and the other purchasers thereto, and CoBank as administrator.*

10.3	Third Amendment, dated as of September 7, 2006, to the Purchase and Sale Agreement dated as of December 18, 2001, by and among Land O’Lakes, Inc., Land O’Lakes Purina Feed LLC, and Purina Mills, LLC, as originators and LOL SPV, LLC, as purchaser.*

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to an exhibit to the registrant’s Registration Statement on Form S-4 filed April 28, 2004.

*	Filed electronically herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2006.

LAND O’LAKES, INC.
By	/s/ Daniel Knutson
Daniel E. Knutson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)