Form 10-K
period 2006-12-31
LAND O LAKES INC
filed 2007-03-30
CIK 1032562

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.
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
     The number of shares of the registrant’s common stock outstanding as of March 1, 2007: 1,000 shares of Class A common stock, 4,050 shares of Class B common stock, 174 shares of Class C common stock, and 1,004 shares of Class D common stock.
     Documents incorporated by reference: None.

FORWARD-LOOKING STATEMENTS
     The information presented in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” contains forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-K, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “could”, “should”, “seeks”, “pro forma” and “intend” and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in “Item 1A.- Risk Factors” on pages 17 to 26. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in “Item 1A — Risk Factors” on pages 17 to 26. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.
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
PART I
Item 1. Business.
     Unless context requires otherwise, when we refer to “Land O’Lakes,” the “Company,” “we,” “us”, or “our,” we mean Land O’Lakes, Inc. together with its consolidated subsidiaries.
Overview
     In 1921, we were formed as a cooperative designed to meet the needs of dairy farmers located in the Midwest. We have expanded our business through acquisitions and joint ventures to diversify our product portfolio, to leverage our portfolio of brand names, to achieve economies of scale and to extend our geographic coverage. We operate our business through five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. Dairy Foods develops, produces, markets and sells a variety of premium butter, spreads, cheese and other related dairy products. Feed develops, produces, markets and distributes animal feed to both the lifestyle and livestock animal markets. Seed develops, markets and sells seed for a variety of crops, including alfalfa, corn, soybeans and forage and turf grasses. Agronomy primarily consists of an investment in Agriliance LLC, which manufactures, markets and distributes crop nutrient and crop protection products. Layers produces and markets shell egg products through MoArk, LLC (“MoArk”). In June 2006, the Company divested MoArk’s liquid egg operations. MoArk continues to operate its shell egg business. We have additional operations and interests in a group of joint ventures and investments that are not consolidated in our five operating segments.
Business Segments
     We operate our business in five reportable segments: Dairy Foods, Feed, Seed, Agronomy, and Layers. For financial information by reportable segment, see the “Notes to Consolidated Financial Statements” included in this annual report on Form 10-K.
Dairy Foods
     Overview. We produce, market, and sell butter, spreads, cheese and other related dairy products. We sell our products under our national brand names and trademarks, including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under our regional brands such as New Yorker. Our network of 11dairy manufacturing facilities is geographically diverse and allows us to support our customers on a national scale. Our customer base includes national supermarket and super-center chains, industrial customers, including major food processors, and major foodservice customers, including restaurants, schools, hotels and airlines.

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
     Raw Milk Wholesaling. We purchase raw milk from our members and sell it directly to other dairy manufacturers. We generate substantial revenues but negligible margins on these sales. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation — Wholesaling and Brokerage Activities.”
     New Products. In 2006, we introduced butter “Half Sticks”. In February 2005, we introduced LAND O LAKES Light Butter with Canola Oil. This new product has 60 percent less cholesterol and 50 percent less fat and calories per serving than regular butter. Introduced in August 2005 was the FlavorProtect Wrapper for our flagship branded butter. We also responded to our Foodservice customers’ needs in 2005 and introduced a full line of reduced-fat school lunch products and a reduced-fat blend of butter and margarine.
     Sales, Marketing and Advertising. In order to meet the needs of our retail, foodservice and industrial customers, sales efforts are specifically designed to service each of these customer bases. Our retail customers are serviced through direct sales employees and independent national food brokers. Our retail sales force consists of approximately 60 employees who service our larger retail customers, such as supermarket and super-center chains, and manage our national food broker relationships. We spent $28.8 million on advertising and promotion for the year ended December 31, 2006.
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

     Production. We produce our dairy products at 11 manufacturing facilities located throughout the United States. We also have contractual arrangements whereby we engage other dairy processors to produce some of our products. We believe the geographic distribution of our plants allows us to service our customers in a timely and efficient manner. In 2006, we processed approximately 7.8 billion pounds of milk, primarily into butter and cheese. Butter is produced by separating the cream from milk, pasteurizing it and churning the cream until it hardens into butter. Butter production levels fluctuate due to the seasonal availability of milk and butterfat. The cheese manufacturing process involves adding a culture and a coagulant to milk. Over a period of hours, the milk mixture hardens to form cheese. At that point, whey is removed and separately processed. Finally, the cheese is salted, shaped and aged.
Our largest facility is Cheese and Protein International LLC (“CPI”), a wholly owned, consolidated subsidiary which produces mozzarella cheese and whey in Tulare, California. Commercial production commenced in May 2002, and a phase II expansion that doubled plant capacity was completed during 2004. On February 21, 2007, we announced that we had entered into an asset sale and purchase agreement with Saputo Cheese USA Inc. and Saputo Inc. (together “Saputo”) for the expected sale of substantially all of the CPI assets related to its cheese and dairy by-products operations. This agreement also incorporates several ancillary documents including, but not limited to, a non-competition agreement, milk supply agreement, and a product off-take agreement. Saputo is scheduled to pay to the Company approximately $216 million in cash upon closing, subject to adjustments. Closing is expected to occur in April 2007.
     Supply and Raw Materials. Our principal raw material for production of dairy products is milk. During 2006, we sourced approximately 88 % of our raw milk from our members. We enter into milk supply agreements with all of our dairy members to ensure our milk supply. These contracts typically provide that we will pay the producer an advance for the milk during the month of delivery and then will settle the final price in the following month for an amount determined by us which typically includes a premium over Federal market order prices. These contracts provide that we will purchase all of the milk produced by our members for a fixed period of time, generally one year or less. As a result, we often purchase more milk from our members than we require for our production operations. There are three principal reasons for doing this: first, we need to sell a certain percentage (which is not less than 10% of the amount procured and depends on which Federal market order the milk is subject to) of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which enables us to have a lower input cost for our milk; second, it decreases our need to purchase additional supply during periods of low milk production in the United States (typically August, September and October); and third, it ensures that our members have a market for the milk they produce during periods of high milk production. We enter into fixed-price forward sales contracts with some of our large industrial cheese customers which historically represented 10-15% of our processed milk volume. We simultaneously enter into milk supply agreements with a fixed price in order to ensure our margins on these contracts. We also purchase cream, bulk cheese and bulk butter as raw materials for production of our dairy products. We typically enter into annual agreements with fluid processors to purchase all of their cream production. We typically purchase bulk cheese and butter pursuant to annual contracts. These cheese and butter contracts provide for annual targets and delivery schedules and are based on market prices. In isolated instances, we purchase these commodities on the open market at current market prices. We refer to this type of transaction as a spot market purchase.
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
     Research and Development. We seek to offer our customers product innovations designed to meet their needs. In addition, we work on product and packaging innovations to increase overall demand for our products and improve product convenience. In 2006, we spent $10.4 million on dairy research and development, and we employ approximately 65 individuals in research capacities at our dedicated dairy foods research facility.
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

Feed
     Overview. Through Land O’Lakes Purina Feed and its consolidated subsidiaries, we manufacture and market feed for both the commercial and lifestyle sectors of the animal feed market in the United States. Our commercial feed products are used by farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock. Our lifestyle feed products are used by customers who own animals principally for non-commercial purposes. Margins on our lifestyle feed products are generally higher than those on our commercial feed products. We market our lifestyle animal feed products, other than dog and cat food, under the brands Purina, Chow and the “Checkerboard” Nine Square logo. We also market our animal feed products under the LAND O LAKES and Lake Country brands. We operate a geographically diverse network of 85 feed mills, which permits us to distribute our animal feed nationally through our network of approximately 1,125 local member cooperatives, approximately 3,200 independent dealers operating under the Purina brand name and directly to customers.
     We believe we are a leader among feed companies in animal feed research and development with a focus on enhancing animal performance, productive capacity and early stage development. For example, we developed and introduced milk replacer products for young animals, and our patented product formulations make us the only supplier of certain milk replacer products. These products allow dairy cows to return to production sooner after birthing and increase the annual production capacity of cows. Other than certain insignificant investments and sales, we operate our feed business entirely through our Land O’Lakes Purina Feed entity.
     Products. We sell commercial and lifestyle animal feed which are based upon proprietary formulas. We also produce commercial animal feed to meet our customers’ specifications. We sell feed for a wide variety of animals, such as dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Our principal feed products and activities include:
     Complete Feed. These products provide a balanced mixture of grains, proteins, nutrients and vitamins which meet the entire nutritional requirement of an animal. They are sold as ground meal, in pellets or in extruded pieces. Sales of complete feeds typically represent the majority of net sales. We generally sell our lifestyle animal feed as complete feed. We market our lifestyle animal feed through the use of our trademarks, namely, Purina, Chow and the “Checkerboard” Nine Square logo.
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
     Simple Blends. These products are a blend of processed commodities, generally steam-rolled corn or barley that are mixed at the producer’s location with a feed supplement to meet the animal’s nutritional requirements. These products are highly price competitive and generally have low margins. These products are primarily used by large dairies in the Western United States.
     Milk Replacers. Milk replacers are sold to commercial livestock producers to meet the nutritional requirements of their young animals while increasing their overall production capability by returning the parent animal to production faster. We market these products primarily under our Maxi Care, Cow’s Match and Amplifier Max brand names. We have patents that cover certain aspects of our milk replacer and other products and processes which have expirations through 2018.
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

     Sales, Marketing and Advertising. We employ approximately 300 direct salespeople in regional territories. In our commercial feed business, we provide our customers with information and technical assistance through trained animal nutritionists whom we either employ or have placed with our local member cooperatives. Our advertising and promotional expenditures are focused on higher margin products, specifically our lifestyle animal feed and milk replacers. We advertise in recreational magazines to promote our lifestyle animal feed products. To promote our horse feed products, we have dedicated promoters who travel to rodeos and other horse related events. We promote our milk replacers with print advertising in trade magazines. We spent $18.9 million on advertising and promotion for the year ended December 31, 2006.
     Distribution. We distribute our animal feed nationally primarily through our network of approximately 1,125 local member cooperatives and approximately 3,200 Purina-branded dealers or directly to customers. We deliver our products primarily by truck using independent carriers, supplemented by our own fleet. Deliveries are made directly from our feed mills to delivery locations within each feed mill’s geographic area.
     Production. The basic feed manufacturing process consists of grinding various grains and protein sources into meal and then mixing these materials with certain nutritional additives, such as vitamins and minerals. The resulting products are sold in a variety of forms, including meal, pellets, blocks and liquids. Our products are formulated based upon proprietary research pertaining to nutrient content. As of December 31, 2006 we operated 85 feed mills across the United States. Consistent with current industry capacity utilization, many of our facilities operate below their capacity.
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
     Customers. Our customers primarily include large commercial corporations, local cooperatives, private feed dealers and individual producers. In the case of local cooperatives, the cooperative either uses these products in their own feed manufacturing operations or resells them to their customers. Our customers purchase animal feed products from us for a variety of reasons, including our ability to provide products that fulfill some or all of their animals’ nutritional needs, our knowledge of animal nutrition, our ability to maintain quality control and our available capacity.
     Research and Development. Our animal feed research and development focuses on enhancing animal performance, productive capacity and early stage development. Additionally, we dedicate significant resources to developing proprietary formulas that allow us to offer our commercial customers alternative feed formulations using lower cost ingredients. We employ approximately 90 people in various animal feed research and development functions at our research and development facilities. In 2006, we spent $11.9 million on research and development.
     Competition. The animal feed industry is highly fragmented. Our competitors consist of many small local manufacturers, several regional manufacturers and a limited number of national manufacturers. The available market for commercial feed may become smaller and competition may increase as meat processors and livestock producers become larger and integrate their businesses by acquiring or constructing their own feed production facilities. In addition, purchasers of commercial feed tend to select products based on price and performance and some of our feed products are purchased from other third parties. As a result of these factors, the barriers to entry in the feed industry are low. Distribution for lifestyle feed is also consolidating as major national chain retailers enter this market. We believe we distinguish ourselves from our competitors through our high-performance, value-added products, which we research, develop and distribute on a national basis. Our brands, Purina, Chow and the “Checkerboard” Nine Square logo, provide us with a competitive advantage, as they are well-recognized, national brands for lifestyle animal feed. We also compete on the basis of service by providing training programs, using animal nutritionists with advanced technical qualifications to consult with local member cooperatives, independent dealers and livestock producers, and by developing and manufacturing customized products to meet customer needs.

Seed
     Overview. We sell seed for a variety of crops, including alfalfa, soybeans and corn, under our CROPLAN GENETICS brand. We also distribute certain crop seed products under third- party brands, including NK Brand, Asgrow and Dekalb, and under private labels. We distribute our seed products through our network of local member cooperatives, to other seed companies, to retail distribution outlets and under private labels. We have strategic relationships with Syngenta and Monsanto, two crop seed producers in the United States, to which we provide distribution services.
     Products. We develop, produce and distribute seed products including seed for alfalfa, soybeans, corn and forage and turf grasses. We also market and distribute seed products produced by other crop seed companies, including seed for corn, soybeans, sunflowers, canola, sorghum and sugar beets. Seed products are often enhanced through selective breeding or through biotech enhancements to produce crops with specific traits. These traits include resistance to herbicides and pesticides and enhanced tolerance to adverse environmental conditions. As a result of our relationships with certain life science companies, we believe we have access to one of the most diverse genetic databases of any seed company in the industry. We also license some of our proprietary alfalfa seed traits to other seed companies for use in their seed products.
     Sales, Marketing and Advertising. We have a sales force of approximately 130 employees who promote the sale of our seed products throughout the country. Our sales and marketing strategy is built upon the relationships we have established with our local member cooperatives and our ability to purchase and distribute quality seed products at a low cost. In addition, our expert sales force provides hands-on training to producers at over 80 Answer Plot locations nationwide. The Answer Plots help prove which genetics work in each local area and provide producers an opportunity to learn more about our product offerings. We market our crop seed products under our brand name CROPLAN GENETICS. We also distribute certain crop seed products under third-party brands, including NK Brand, Asgrow and DeKalb, and under private labels. We engage in a limited amount of advertising, primarily utilizing marketing brochures and field signs. We are a leader in online customer communications and order processing. We also participate in the Total Farm Solutions program with our affiliate, Agriliance. Through this program, trained agronomists are placed at local cooperatives to provide advisory services regarding crop seed and agronomy products. We do not have any long-term commitments associated with this program. We spent $9.3 million on advertising and promotion for the year ended December 31, 2006.
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
     Supply and Production. Our alfalfa, soybeans, corn and forage and turf grass seed are produced to our specifications and under our supervision on farms and by geographically diverse third-party producers. We maintain a significant inventory of corn and alfalfa seed products in order to mitigate negative effects caused by weather or pests. Our alfalfa and corn seed products can be stored for up to four years after harvesting. Our seed segment has foreign operations in Argentina and Canada.
     Customers. We sell our seed products to over 6,000 customers, none of which represented more than 5% of our crop seed net sales in 2006. Our customers consist primarily of our local member cooperatives and other seed companies across the United States and internationally. Our customer base also includes retail distribution outlets.
     Research and Development. We focus our research efforts on crop seed products for which we have a significant market position, particularly alfalfa seed. We also work with other seed companies to jointly develop beneficial crop seed traits. In 2006, we spent $9.0 million on crop seed research and development.
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

Agronomy
     Historically, our agronomy segment has consisted primarily of our joint venture in Agriliance and our investment in CF Industries, Inc. In 2005, however, we sold our entire interest in CF Industries, Inc., a domestic manufacturer of crop nutrients, for $315.5 million in cash, which resulted in a gain on sale of investment of $102.4 million. Our investment in Agriliance is accounted for under the equity method, and accordingly, our Agronomy segment has no net sales, but we allocate overhead to selling, general and administrative expense and we allocate a portion of the Company’s interest expense (income). Additional information regarding Agriliance is provided below under the caption in “Item 1. Business — Joint Ventures and Investments — Agriliance LLC”. For a discussion of our agronomy accounting and results see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—General—Unconsolidated Businesses.”
Layers
     Overview. Our layers segment consists solely of our MoArk subsidiary, which produces and markets shell eggs products. Through June 30, 2003, we carried a 50% ownership interest in MoArk under the equity method and the remaining interest was owned by Osborne Investments, LLC (“Osborne”). In 2003, we increased our ownership from 50% to 57.5% with an additional investment of $7.8 million; and in accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities,” effective July 1, 2003, MoArk was consolidated into our financial statements. Although Osborne held a 42.5% ownership interest in MoArk, the Company was allocated 100% of the earnings or loss from the operations of MoArk.
     In January 2006, the Company acquired the remaining 42.5% of MoArk from Osborne Investments, LLC (Osborne) for $71.0 million in cash. The acquisition accelerated a 2007 transfer of ownership provision which was part of the original joint venture agreement between the Company and Osborne. The $71.0 million purchase price was recorded as accrued expense in the consolidated balance sheet as of December 31, 2005.
     As part of the Company’s effort to reposition Layers, on June 30, 2006, the Company divested the liquid egg operations of MoArk to Golden Oval Eggs, LLC and GOECA, LLP ( together “Golden Oval”) and recognized an $8.0 million gain on divestiture. MoArk received $37.1 million in net proceeds, plus an additional $17 million from Golden Oval in the form of a three-year note, with the possibility of incremental earn-out amounts if Golden Oval surpasses certain measures. The Company also received $5 million of equity in Golden Oval. In connection with the sale, Land O’Lakes granted Golden Oval a license to use the Land O’Lakes brand name for certain liquid egg products. MoArk continues to operate its shell egg business.
     Products. MoArk produces and markets shell eggs that are sold to retail and wholesale customers for consumer and industrial use throughout the United States. MoArk markets and processes 554 million dozen eggs from approximately 26 million layers (hens) and owns approximately 17 million layers (hens) which produce approximately 382 million dozen eggs annually. Approximately 69% of the eggs marketed are produced by layers owned by MoArk. The remaining 31% are purchased on the spot market or from third-party producers.
     Customers and Distribution. MoArk has approximately 300 retail grocery, industrial, foodservice and institutional customers as of the end of 2006. While supply contracts exist with a number of the larger retail organizations, the terms are typically market based annual contracts and allow early cancellation by either party. MoArk primarily delivers directly to its customer (including store door delivery). Alternatively, some customers pick up product at one of MoArk’s facilities.
     Sales and Marketing. MoArk’s internal sales force maintains direct relationships with customers. MoArk also uses food brokers to maintain select accounts and for niche and “spot” activity in situations where MoArk cannot effectively support the customer or needs to locate a customer or customers for excess products. With the exception of the advertising activity associated with the launch of the LAND O LAKES brand eggs, amounts spent for advertising are insignificant.
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
     Products. Agriliance markets and sells two primary product lines: crop nutrients (including fertilizers and micronutrients) and crop protection products (including herbicides, pesticides, fungicides and adjuvant). For Agriliance’s fiscal year ended August 31, 2006, approximately 91% of these products were manufactured by third-party suppliers and marketed under the suppliers’ brand names. The remaining 9% was either manufactured by Agriliance or by a third-party supplier and marketed under the brand names AgriSolutions (for herbicides, pesticides and related products) or Origin (for micronutrients).
     Sales and Marketing. Agriliance has an internal sales force of approximately 327 employees. Agriliance’s sales and marketing efforts serve the entire United States and focus on areas in the Midwest, the Southeast, the eastern Corn Belt and the Pacific Northwest. Agriliance’s strategy is built upon strong relationships with local cooperatives and Agriliance’s ability to purchase and distribute quality agronomy products at a low cost. Agriliance engages in a limited amount of advertising in trade journals and produces marketing brochures and advertisements utilized by local cooperatives. In addition, Agriliance assists local member cooperatives and independent farmers by participating in the Total Farm Solutions program. Through this program, trained agronomists are placed at local cooperatives to provide advisory services regarding crop seed and agronomy products.
     Production, Source of Supply and Raw Materials. Agriliance operates primarily as a wholesale distributor of products purchased from other manufacturers. Agriliance’s primary suppliers of crop protection products are Monsanto, Syngenta, BASF, Dow Chemical, DuPont and Bayer. Agriliance enters into annual distribution agreements with these manufacturers. However, Agriliance manufactures approximately 41% of its proprietary crop protection products. Agriliance’s production facilities are located in Iowa, Arkansas, Missouri, Kansas, Washington and Idaho. Agriliance procures approximately 28% of its fertilizer needs from CF Industries. In 2005, Agriliance began purchasing UREA and UAN product from international suppliers. The majority of the tons were purchased from Petrochemical Industries Company – Kuwait. Agriliance sources its remaining fertilizer supply needs from a variety of suppliers including PCS, Mosaic, Terra Nitrogen, Koch and Agrium. Agriliance also produces micronutrient products. In 2006, approximately 29% of Agriliance’s agronomy products were sourced from three suppliers.
     Customers and Distribution. Agriliance’s customer base consists primarily of farmers, many of whom are members of our cooperative. Agriliance distributes its products through our local member cooperatives and also through retail agronomy centers owned by Agriliance. Agriliance stores inventory at a number of strategically positioned locations, including leased warehouses and storage space at local cooperatives. Agriliance serves most of the key agricultural areas of the United States, with its customers and distribution concentrated in the Midwest.
     Competition. Agriliance’s primary competitors are national crop nutrient distributors, such as Helena, UAP, Wilbur-Ellis, Koch and Mosaic, as well as smaller regional brokers and distributors. The wholesale agronomy industry is consolidating as distributors attempt to expand their distribution capabilities and efficiencies. Wholesale agronomy customers tend to purchase products based upon a distributor’s ability to provide ready access to product at critical times prior to and during the growing season. In addition, certain customers purchase on the basis of price. We believe Agriliance distinguishes itself from its competitors as a result of its distribution network, which enables it to efficiently distribute product to customers. In addition, Agriliance provides access to trained agronomists who give advice to farmers on both agronomy and crop seed products to optimize their crop production.

     Governance. Agriliance is managed by a four member board of managers. Land O’Lakes and CHS Inc., each with 50% ownership positions, have the right to appoint two of the managers. Certain actions require the unanimous approval of the board, including (1) adopting or amending the annual business plan; (2) distributing products produced by Agriliance to anyone other than the members or patrons of Agriliance’s members; (3) approving capital expenditures related to the expansion of Agriliance’s production capabilities, purchasing additional inventory or changing the types of products produced by Agriliance; (4) incurring indebtedness other than in the ordinary course of business; (5) appointing, replacing, or discharging an executive officer; (6) making distributions to members; and (7) changing income tax or special accounting elections. Pursuant to the terms of Agriliance’s operating agreement, Land O’Lakes and CHS Inc. have each agreed to refrain from directly or indirectly engaging in the wholesale marketing of fertilizer and agricultural chemicals in North America, except through Agriliance, for so long as they, or an entity in which they are a material owner, remain a member of Agriliance, and for a period of four years following termination of their membership.
Advanced Food Products, LLC
     We own a 35% interest in Advanced Food Products, a joint venture which manufactures and markets a variety of custom and non-custom aseptic products. Aseptic products are manufactured to have extended shelf life through specialized production and packaging processes, enabling food to be stored without refrigeration until opened. We formed Advanced Food Products in 2001, with a subsidiary of Bongrain, S.A., a French food company, for the purpose of manufacturing and marketing aseptically packaged cheese sauces, snack dips, snack puddings, and ready to drink dietary beverages. The venture is governed by a six member board of managers, and we have the right to appoint two members. Bongrain manages the day-to-day operations of the venture. As of December 31, 2006, our investment in Advanced Food Products had a book value of $32.9 million and is accounted for under the equity method. The Operating Agreement governing the joint venture provides that, at any time after February 28, 2006, the Company may put its membership interest in the joint venture to the other member, or the other member may call the Company’s membership interest in the joint venture at a price determined by the joint venture’s recent operating performance.
CoBank
     CoBank is a cooperative lender of which we are a member. Our equity interest in CoBank and the amount of patronage we receive is dependent upon our outstanding borrowings from CoBank. As of December 31, 2006, our investment in CoBank had a book value of $7.2 million and is accounted for under the cost method.
Ag Processing Inc
     Ag Processing Inc is a cooperative that produces soybean meal and soybean oil. As a member of Ag Processing Inc, we are entitled to patronage based upon our purchases of these products. We use soybean meal as an ingredient in our feed products. Soybean oil is an ingredient used to produce our dairy spread products. As of December 31, 2006, our investment in Ag Processing Inc had a book value of $34.0 million and is accounted for under the cost method.
Description of the Cooperative
     Land O’Lakes is incorporated in Minnesota as a cooperative corporation. Cooperatives resemble traditional corporations in most respects, but with two primary distinctions. First, a cooperative’s common shareholders, its “members,” supply the cooperative with raw materials, and/or purchase its goods and services. Second, to the extent a cooperative allocates its earnings from member business to its members and meets certain other requirements, it is allowed to deduct this “patronage income,” known as “qualified” patronage income, from its taxable income. Patronage income is allocated in accordance with the amount of business each member conducts with the cooperative.
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
     In order to obtain favorable tax treatment on allocated patronage income, the Internal Revenue Code requires that at least 20% of each member’s annual allocated patronage income be distributed in cash. The portion of patronage income that is not distributed in cash is retained by the cooperative, allocated to member equities and distributed to the member at a later time as a “revolvement” of equity. The cooperative’s members must recognize the amount of allocated patronage income (whether distributed to members or retained by the cooperative) in the computation of their individual taxable income.

     At their discretion, cooperatives are also allowed to designate patronage income as “nonqualified” patronage income and allocate it to member equities. Unlike qualified patronage income, the cooperative pays taxes on this nonqualified patronage income as if it was derived from non-member business. The cooperative’s members do not include undistributed nonqualified patronage income in their current taxable income. However, the cooperative may revolve the equity representing the nonqualified patronage income to members at some later date, and is allowed to deduct those amounts from its taxable income at that time. When nonqualified patronage income is revolved to the cooperative’s members, the revolvement must be included in the members’ taxable income.
Structure and Membership
     We have both voting and nonvoting members, with differing membership requirements for cooperative and individual members. We also separate our members into two categories: “dairy members” supply our dairy foods segment with dairy products, primarily milk, cream, cheese and butter, and “ag members” purchase agricultural products, primarily agronomy products, feed and seed from our other operations or joint ventures. We further divide our dairy and ag members by region. There are seven dairy regions and five ag regions.
     All our members must acquire stock and comply with uniform conditions prescribed by our board of directors and by-laws. The board of directors may terminate a membership if it determines that the member has failed to adequately patronize us or has become our competitor.
     A cooperative voting member (a “Class A” member) must be an association of producers of agricultural products operating on a cooperative basis engaged in either the processing, handling, or marketing of its members’ products or the purchasing, producing, or distributing of farm supplies or services. Class A members are entitled to a number of votes based on the amount of business done with the Company. Class A members tend to be ag members, although a Class A member may be both an ag and dairy member if they both supply us with dairy products and purchase agricultural products from us or our joint ventures.
     An individual voting member (a “Class B” member) is an individual, partnership, corporation or other entity other than a cooperative engaged in the production of agricultural commodities. Class B members are entitled to one vote. Class B members tend to be dairy members. Class B members may be both an ag and dairy member if they both provide us with dairy products and purchase agricultural products from us or our joint ventures.
     Our nonvoting cooperative members (“Class C” members) are associations operating on a cooperative basis but whose members are not necessarily engaged in the production or marketing of agricultural products. Such members are not given the right to vote, because doing so may jeopardize our antitrust exemption under the Capper-Volstead Act (the exemption requires all our voting members be engaged in the production or marketing of agricultural products). Class C members also include cooperatives which are in direct competition with us.
     Nonvoting individual members (“Class D” members) generally do a low volume of business with us and are not interested in our governance.
Governance
     Our board is made up of 24 elected directors. Our dairy members nominate 12 directors from among the dairy members and our ag members nominate 12 directors from among the ag members. The nomination of directors is conducted within each group by region. The number of directors nominated from each region is based on the total amount of business conducted with the cooperative by that region’s members. Directors are elected to four year terms at our annual meeting by voting members in a manner similar to a typical corporation. Our by-laws require that, at least every five years, we evaluate both the boundaries of our regions and the number of directors from each region, so that the number of directors reflects the proportion of patronage income from each region.
     The board may also choose to elect up to three non-voting advisory members. Currently, we have three such members. The board governs our affairs in the same manner as the boards of corporations that are not organized as cooperatives.

Earnings
     As described above, we divide our earnings between member and non-member business and then allocate member earnings to dairy foods operations or agricultural operations (our Feed, Seed and Agronomy segments). For our dairy foods operations, the amount of member business is based on the amount of dairy products supplied to us by our dairy members. In 2006, 70.8% of our dairy input requirements came from our dairy members. For our agricultural operations, the amount of member business is based on the dollar-amount of products sold to our agricultural members. In 2006, 45.0% of agricultural product net sales were to members.
Patronage Income and Equity
     To acquire and maintain adequate capital to finance our business, our by-laws allow us to retain up to 15% of our earnings from member business as additions to retained earnings (permanent equity) or offsets to deferred member equities. In 2006, we retained 10% and applied the remainder of our earnings from member business to allocated member equities. For 2007, the board approved an increase in the holdback percentage for the Ag Service businesses from 10% to 15%. The Dairy Foods holdback percentage will remain at 10%.
     We have two plans through which we revolve patronage income to our members: the Equity Target Program for our dairy foods operations and the Ag Service member equity program for our agriculture operations.
     The Equity Target Program provides a mechanism for determining the capital requirements of our dairy foods operations and each dairy member’s share of those requirements. The board of directors has established an equity target investment of $2.75 per hundred pounds of milk (or milk equivalent) delivered per year by that member to us. We distribute 20% of allocated patronage income as cash to a dairy member annually until the investment target is reached by that member. The remaining 80% of allocated patronage income is retained as equities. When the member’s equity investment reaches the target, and for as long as the member’s equity target investment is maintained, we distribute 100% of the member’s future allocated patronage income as cash. When members become inactive, their equities are revolved within twelve years. The equity target as well as the revolvement period may be changed at the discretion of the board.
     In 2006, we allocated $27.2 million of our member earnings to our dairy members as a qualified allocation with an estimated $6.3 million in cash to be paid in 2007. There was also $3.6 million non-qualified patronage in 2006 not allocated. In 2005, we allocated $9.8 million of our member earnings to dairy members as a qualified allocation with $2.2 million in cash patronage paid in 2006. We also revolved $14.6 million and $14.6 million of equities in years 2006 and 2005, respectively.
     In the Ag Service member equity program for agricultural operations, we currently distribute 30% of allocated patronage income in cash and retain and allocate the remaining 70% to member equity. This equity is currently revolved 13 1/2 years later. Both the amount distributed in cash and the revolvement period are subject to change by our board. In 2006, we allocated $41.2 million of our member earnings to our agricultural members with an estimated $12.4 million in cash to be paid in 2007. In 2005, we allocated $112.0 million of our member earnings to our agricultural members with $21.8 million cash patronage paid in 2006. We also revolved $36.9 million and $34.0 million of equities in years 2006 and 2005, respectively.
     Our estate redemption policy provides that we will redeem equity holdings of deceased natural persons upon the demise of the owner. The Company’s age retirement policy provides that we will redeem in full equity holdings of dairy members who are natural persons when the member reaches age 75 or older. Subject to various requirements, we may redeem the equity holdings of members in bankruptcy or liquidation. All proposed equity redemptions must be presented to, and are subject to the approval of, our board of directors before payment. In connection with these programs, we redeemed $5.2 million in 2006 and $4.9 million in 2005.
Employees
     At March 1, 2007, including MoArk, we had approximately 8,500 employees, approximately 21% of whom were represented by unions having national affiliations. Our contracts with these unions expire at various times throughout the next several years. We consider our relationship with employees to be generally satisfactory. We have had no labor strikes or work stoppages within the last five years.

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
     We own a number of registered and unregistered trademarks used in connection with the marketing and sale of our food products, as well as our feed, seed and egg products including LAND O LAKES, the Indian Maiden logo, Alpine Lace, New Yorker, Extra Melt, CROPLAN GENETICS, Maxi Care, Amplifier Max, Cow’s Match, Omolene and MoArk. Land O’Lakes Purina Feed licenses certain trademarks from Land O’Lakes, including LAND O LAKES, the Indian Maiden logo, Maxi Care, Cow’s Match and Amplifier Max, for use in connection with its animal feed and milk replacer products. We license the trademarks Purina, Chow and the “Checkerboard” Nine Square logo from Nestle Purina PetCare Company under a perpetual, royalty-free license. This license only gives us the right to use these trademarks for particular products that we currently market with these trademarks. We do not have the right to use these trademarks outside of the United States or in conjunction with any products designed primarily for use with cats, dogs or humans. We do not have the right to assign any of these trademarks without the written consent of Nestle Purina PetCare Company. These trademarks are important to us because brand name recognition is a key factor to our success in marketing and selling our feed products. The registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner, or our licensees, where applicable, comply with all pertinent renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods.
     In 2002, we expanded our licensing agreement with Dean Foods. Under the expanded agreement, Dean Foods is granted exclusive rights to use the LAND O LAKES brand and the Indian Maiden logo in connection with the manufacturing, marketing, promotion, distribution and sale of certain products, including, but not limited to, basic dairy products (milk, yogurt, cottage cheese, ice cream, eggnog, juices and dips), creams, small bottle milk, infant formula products and soy beverage products. Dean Foods is also granted the right to use the Company’s patented Grip ‘n Go bottle and the Company’s formula to fat-free half & half. With respect to the basic dairy products and the small bottle milk, the license is granted on a royalty-free basis. With respect to the remaining products covered by the license agreement, Dean Foods pays a sales-based royalty, based on volumes sold, subject to a guaranteed minimum annual royalty payment. In addition, the license agreement is terminable by either party in the event that certain minimum thresholds are not met on an annual basis.
     We have patented formulations and processes for our milk replacer and other feed products which have expirations through 2018.
     We have also entered into other license agreements with other affiliated and unaffiliated companies, such as MoArk and Golden Oval Eggs, LLC, which permit these companies to utilize our trademarks in connection with the marketing and sale of certain products.
Environmental Matters
     We are subject to various Federal, state, local and foreign environmental laws and regulations, including those governing discharges of pollutants into the air or water and the use, storage and disposal of hazardous materials or wastes. Violations of these laws and regulations, or of the permits required for our operations, may lead to civil and criminal fines and penalties or other sanctions. The Company’s Cheese & Protein International (“CPI”) subsidiary has received multiple Notices of Violation (“NOVs”) from the City of Tulare, California Department of Public Works, regarding the industrial wastewater discharged from CPI’s facility. According to the NOVs, CPI’s wastewater exceeded certain permissible levels of electrical conductivity. In 2006, CPI paid surcharges of approximately $0.3 million to the City of Tulare. CPI does not expect to pay any surcharges related to electrical conductivity in 2007.
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
     We are also potentially responsible for environmental conditions at a number of former facilities and at waste disposal facilities operated by third parties. We have been identified as a Potentially Responsible Party (“PRP”) under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”) or similar state laws and have unresolved liability with respect to the past disposal of hazardous substances at several such sites. CERCLA imposes strict, joint and several liability on certain statutory classes of persons, meaning that one party may be held responsible for the entire cost of investigating and remediating contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owners or operators of a contaminated property, and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at the property.
     In 2006 we paid less than $150,000 for investigation and remediation of environmental matters, including Superfund and related matters. Expenditures for such activities could rise materially if substantial additional contamination is discovered at any of our current or former facilities or if other PRPs fail or refuse to participate in cost sharing at any Superfund site, or similar disposal site, at which we are implicated.
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
     Producers of dairy products which are participants in the Federal market order system pay into regional “pools” for the milk they use based on the amount of each class of dairy product produced and the price of those products. As described above, only producers of dairy products who send the required minimum amount of raw milk to fluid milk producers may participate in the pool. The amounts paid into the pool for raw milk used to make fluid milk and soft creams are set at a premium to the amounts paid into the pool for raw milk used to make cheese or butter. The pool then returns to each dairy product producer for raw milk it handled the weighted average price for all raw milk (including that used for fluid milk and soft creams, whose producers must pay into the pool) sold in that region. The dairy product producer pays at least this pool price to the dairy farmer for milk received. This pooling system provides an incentive for hard product producers to participate in the pool (and therefore supply the required minimum for fluid milk production), because the average price for raw milk received by these producers from the pool is more than the average price they pay into the pool.
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
     As a manufacturer and distributor of food and animal feed products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations issued thereunder by the Food and Drug Administration (“FDA”). This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging, and safety of food. The FDA regulates manufacturing practices for foods through its good manufacturing practices regulations, specifies the standards of identity for certain foods and animal feed and prescribes the format and content of certain information required to appear on food and animal feed product labels. In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. We and our products are also subject to state and local regulation through mechanisms such as the licensing of dairy manufacturing facilities, enforcement by state and local health agencies of state standards for food products, inspection of facilities and regulation of trade practices. Modification of these Federal, state and local laws and regulations could increase our costs of sales or prevent us from marketing foods in the way we currently do and could have a material adverse effect on our business prospects, results of operations and financial condition.
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

     Land O’Lakes Purina Feed distributes animal feed products through a network of independent dealers. Various states in which these dealers are located have enacted dealer protection laws which could have the effect of limiting our rights to terminate dealers. In addition, failure to comply with such laws could result in awards of damages or statutory sanctions. As a result, it may be difficult to modify the way we distribute our feed products, which may put us at a competitive disadvantage.
     Several states maintain “corporate farming laws” that restrict the ability of corporations to engage in farming activities. Minnesota, North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Missouri, Iowa and Wisconsin, states in which we conduct business, have corporate farming laws. We believe that our operations currently comply with the corporate farming laws in these states and their exemptions, but these laws could change in the future and additional states could enact corporate farming laws that regulate our businesses. Even with the exemptions, these corporate farming laws restrict our ability to expand or alter our operations in these states.
Item 1A. Risk Factors.
Set forth below is a summary of the material risk factors for Land O’Lakes:
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
     Sectors of the dairy industry are highly fragmented, with the bulk of the industry consisting of national and regional competitors. However, consolidation among food retailers is leading to increased competition for fewer customers. If we are unable to meet our customers’ needs, we may lose major customers, which could materially adversely affect our business and financial condition.
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
     The wholesale agronomy industry consists of a few national crop protection product distributors such as UAP, Helena and Wilbur-Ellis, a few national crop nutrient product distributors such as Koch, Mosaic, PCS, Agrium and Royster-Clark, as well as smaller regional brokers and distributors. Competition in the industry may intensify as distributors consolidate to increase distribution capabilities and efficiencies, which could materially adversely affect Agriliance’s business and our financial condition.
     MoArk competes with other egg processors, including Cal-Maine Foods, Rose Acre Farms, Inc. and Michael Foods. MoArk competes with these companies based upon its low cost production system and its diversified product line. Competition in the egg industry may intensify as distributors consolidate to increase efficiencies, which could materially adversely affect MoArk’s business and financial condition.

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
     Our dairy business is affected by Federal price support programs and federal and state pooling and pricing programs to support the prices of certain products we sell. Federal and certain state regulations help ensure that the supply of raw milk flows in priority to fluid milk and soft cream producers before producers of hard products such as cheese and butter. In addition, as a producer of dairy products, we participate in the Federal market order system and pay into regional “pools” for the milk we use based on the amount of each class of dairy product we produce and the price of those products. If any of these programs was no longer available to us, the prices we pay for milk could increase and reduce our profitability.
     As a manufacturer of food and animal feed products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations issued thereunder by the Food and Drug Administration (“FDA”). The pasteurization of our milk and milk products is also subject to inspection by the United States Department of Agriculture. Several states also have laws that protect feed distributors or restrict the ability of corporations to engage in farming activities. These regulations may require us to alter or restrict our operations or cause us to incur additional costs in order to comply with the regulations.
     One of the Company’s indirect wholly-owned subsidiaries, Forage Genetics Inc. (“FGI”), recently filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On June 25, 2005, the United States Department of Agriculture (“USDA”) approved a petition submitted by Monsanto and FGI for a Determination of Non-regulated Status for Roundup Ready Alfalfa. On February 16, 2006, the Plaintiffs commenced an action under the National Environmental Policy Act (“NEPA”), the Endangered Species Act (“ESA”), and the Plant Protection Act (“PPA”), seeking declaratory and injunctive relief to set aside the USDA’s determination. On February 13, 2007, the United States District Court for the Northern District of California (the “Court”) granted the Plaintiffs’ motion on its NEPA claim that the USDA, through the Animal and Plant Health Inspection Service (“APHIS”), failed to take a “hard look” at the potential environmental impacts of its deregulation decision and ordered APHIS to prepare an Environmental Impact Statement (“EIS”). Because the injunctive relief granted by the Court may have a direct, immediate and harmful effect upon its operations, FGI moved to intervene in the remedial phase of the action. On March 12, 2007, the Court issued a preliminary injunction enjoining all future plantings of Roundup Ready Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A hearing regarding potential permanent injunctive relief will occur on April 27, 2007. An adverse ruling in this matter could have a negative impact on our Seed division’s sales and net margins.
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
     The sales of crop seed and crop nutrient and crop protection products are dependent upon the planting and growing season, which varies in timing from year to year, resulting in both highly seasonal patterns and substantial fluctuations in our quarterly sales and margin. Most sales of our seed products and of Agriliance’s agronomy products are sold in the first half of the year during the spring planting season in the United States. If the spring is particularly wet, farmers will not apply crop nutrient and crop protection products because they will be washed away and ineffective if applied.
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
INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILITY.

     We require a substantial amount of electricity, natural gas and gasoline to manufacture, store and transport our products. The price of electricity, natural gas and gasoline fluctuate significantly over time. Many of our products compete based on price, and we may not be able to pass on increased costs of production, storage or transportation to our customers. As a result, increases in the cost of electricity, natural gas or gasoline could substantially harm our margins. Due to price competition in the marketplace, Agriliance may not be able to pass on the entire increase in crop nutrient costs to customers (approximately 80% of nitrogen-based crop nutrient input cost is natural gas), therefore Agriliance’s margins on crop nutrient products could be lower than they would be if natural gas and fertilizer costs remain constant. In addition, a higher sales price of fertilizer could result in a reduction of sales volume. Increases in natural gas prices may not occur to the same degree in countries where natural gas does not have as many other uses, such as countries with temperate climates where natural gas is not used as a heating fuel or primary source of power generation. As a result of these demand differences, crop nutrient producers in the United States may be at a competitive disadvantage to some international competitors during periods of high natural gas prices.
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
     We face the risk of outbreaks of poultry diseases, such as Newcastle disease and avian influenza, which could lead to the destruction of poultry flocks. Because these diseases can be highly contagious and destructive, any such outbreak of disease could result in the widespread destruction of infected flocks. If this happens, we could experience a decreased demand for our poultry feed which could reduce our sales and margins. In addition, if such diseases spread to flocks owned by MoArk, MoArk could experience a decreased supply of layers and eggs, which could reduce MoArk’s sales and margins.
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
     Our MoArk subsidiary produces and markets eggs. During periods of 2006, egg prices, as measured by the Urner Barry Midwest index, have been below our break-even level. To the extent the price of eggs remains at these low levels, MoArk’s ability to make dividend distributions to the Company could be diminished.
WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND CONTROL OF THE JOINT VENTURE ARE LIMITED.
     We produce, market and sell products through numerous joint ventures with unaffiliated third parties. Our agronomy business is primarily operated through a joint venture.
     The terms of each joint venture are different, but our joint venture agreements generally contain:
-	restrictions on our ability to transfer our ownership interest in the joint venture;

-	no right to receive distributions without the unanimous consent of the members of the joint venture; and

-	non-competition arrangements restricting our ability to engage independently in the same line of business as the joint venture.
     In addition to these restrictions, in connection with the formation of some of our joint ventures, we have entered into purchase or supply agreements which require us to purchase a minimum amount of the products produced by the joint venture or supply a minimum amount of the raw materials used by the joint venture. The day-to-day operations of some of our joint ventures are managed by us through a management contract and others are managed by other joint venture members. As a result, we do not have day-to-day control over certain of these companies. See “Item 1, Business—Joint Ventures and Investments” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Unconsolidated Businesses” for a discussion of our material joint ventures.
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
OUR FINANCIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT FACILITIES AND TO OPERATE OUR BUSINESS.
     We are leveraged and have meaningful debt service obligations. As of December 31, 2006, our aggregate outstanding consolidated indebtedness was $708 million, excluding unused commitments and including our 7.45% Capital Securities. Our total equity was $945 million. For the year ended December 31, 2006 our interest expense (net) was $60 million. We may incur additional debt from time to time to finance strategic acquisitions, investments and alliances, capital expenditures or for other purposes, subject to the restrictions contained in our debt agreements.
     Our debt could have important consequences to persons holding our outstanding indebtedness, including the following:

     - we will be required to use a portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances and other general corporate requirements;
     - our interest expense could increase if interest rates in general increase because a portion of our debt bears interest at floating rates;
     - our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to our competitors who are less leveraged;
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
DESPITE OUR LEVERAGE, WE WILL BE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR LEVERAGE, INCLUDING OUR ABILITY TO SERVICE OUR DEBT.
     The agreements governing our debt will permit us, subject to certain conditions, to incur a significant amount of additional indebtedness. In addition, we may incur additional debt under our $225 million revolving credit facility, of which $174 million was available to us as of December 31, 2006. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, could intensify.
IF CREDITORS OF OUR SUBSIDIARIES AND JOINT VENTURES MAKE CLAIMS WITH RESPECT TO THE ASSETS AND EARNINGS OF THESE COMPANIES, SUFFICIENT FUNDS MAY NOT BE AVAILABLE TO REPAY OUR INDEBTEDNESS AND WE MAY NOT RECEIVE THE CASH WE EXPECT FROM INTERCOMPANY TRANSFERS.
     We conduct a substantial portion of our operations through our subsidiaries and joint ventures. We are, therefore, dependent in part upon dividends or other intercompany transfers of funds from these companies in order to pay the principal of and interest on our indebtedness and to meet our other obligations. Generally, creditors of these companies will have claims to the assets and earnings of these companies that are superior to the claims of creditors of Land O’Lakes, except to the extent the claims of Land O’Lakes creditors are guaranteed by these entities.

     Although the Subsidiary Guarantees and the second-priority liens of the Subsidiary Guarantors will provide the holders of the 9% senior secured notes with a direct claim against the assets of the Subsidiary Guarantors, enforcement of the Subsidiary Guarantees and the second-priority liens of the Subsidiary Guarantors against any Subsidiary Guarantor may be challenged in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of the Subsidiary Guarantor and could be subject to defenses. To the extent that the Subsidiary Guarantees and the second-priority liens are not enforceable, the 9% senior secured notes would be effectively subordinated to all liabilities of the Subsidiary Guarantors, including trade payables and contingent liabilities, and preferred stock of the Subsidiary Guarantors. In any event, the 9% senior secured notes will be effectively subordinated to all liabilities of the Non-Guarantors. After eliminating intercompany activity the Non-Guarantors:
     - had assets of $765 million or 25% of our total assets as of December 31, 2006;
     - had liabilities of $589 million or 31% of our total liabilities as of December 31, 2006 (excluding the $190.7 million of Capital Securities, see “Description of capital securities”); and
     - generated net sales of $497 million or 7% of our consolidated net sales for the year ended December 31, 2006.
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
A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.
     Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives. As a cooperative, we are not taxed on earnings from member business that we deem to be patronage income allocated to our members. However, we are taxed as a typical corporation on the remainder of our earnings from our member business (those earnings which we have not deemed to be patronage income) and on earnings from nonmember business. If we were not entitled to be taxed as a cooperative, our tax liability would be significantly increased. For additional information regarding our cooperative structure and the taxation of cooperatives, see “Item 1. Business - Description of the cooperative.”
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
     We license our LAND O LAKES and the Indian Maiden logo trademarks to certain of our joint ventures and other third parties for use in marketing certain of their products. We have invested substantially in the promotion and development of our trademarked brands and establishing their reputation as high-quality products. Actions taken by these parties may damage our reputation and our trademarks’ value.
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
     We license the trademarks Purina, Chow and the “Checkerboard” Nine Square logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. Under the terms of the license agreement, Nestle Purina PetCare Company retains primary responsibility for protecting the licensed trademarks from infringement. If Nestle Purina PetCare Company fails to assert its rights to the licensed trademarks, we may be unable to stop such infringement or cause them to do so. Any such infringement of the licensed trademarks, or of similar trademarks of Nestle Purina PetCare Company, could result in a dilution in the value of the licensed trademarks.
OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.
     Many of our branded feed products are marketed under the trademarks Purina, Chow and the “Checkerboard” Nine Square logo under a perpetual, royalty-free license from Nestle Purina PetCare Company. Nestle Purina PetCare Company markets widely recognized products under the same trademarks and has given other unaffiliated companies the right to market products under these trademarks. A competitor,

Cargill, licenses from Nestle Purina PetCare Company the right to market the same types of products which we sell under these trademarks in countries other than the United States. Acts or omissions by Nestle Purina PetCare Company or other unaffiliated companies may adversely affect the value of the Purina, Chow and the “Checkerboard” Nine Square logo trademarks and the demand for our products. Third-party announcements or rumors about these unaffiliated companies could also have these negative effects.
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
     We have been identified as a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or similar state statutes and currently have unresolved liability with respect to the past disposal of hazardous substances at several of our former facilities and at waste disposal facilities operated by third parties. Under CERCLA, any current or former owner, operator or user of a contaminated site may be held responsible for the entire cost of investigating and remediating such contamination, regardless of fault or the legality of the original disposal.

     Although compliance and clean-up costs have not been material in the past, the imposition of additional or more stringent environmental laws or unexpected remediation obligations could result in significant costs and have a material adverse effect on our business, financial condition, or results of operations.
STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.
     As of December 31, 2006, approximately 21% of our employees were covered by collective bargaining agreements, some of which are due to expire within the next twelve months. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs. See “Item 1. Business — Employees” for additional information.
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

Item 2. Properties.
     We own the land underlying our corporate headquarters in Arden Hills, Minnesota and lease the buildings. Our corporate headquarters, consisting of a main office building and a research and development facility, has an aggregate of approximately 275,000 gross square feet. In addition, we own offices, manufacturing plants, storage warehouses and facilities for use in our various business segments. Thirty of our owned properties are mortgaged to secure our indebtedness. The following table provides summary information about our principal facilities as of December 31, 2006:

	Total Number	Total Number
	of Facilities	of Facilities
Business Segment	Owned	Leased	Regional Location of Facilities
Dairy Foods	11 (1)	3	Midwest(2) — 9
			West(3) — 2
			East(4) — 3
			South(5) — 0

Feed	98 (6)	41	Midwest — 74
			West — 32
			East — 12
			South —21

Seed	18	5	Midwest — 14
			West — 9

Agronomy	4	0	Midwest — 4

Layers	19	29	Midwest — 11
			West — 27
			East — 9
			South — 1

(1)	Includes a non edible foods manufacturing facility.

(2)	The Midwest region includes the states of Ohio, Michigan, Indiana, Illinois, Wisconsin, Minnesota, Iowa, Missouri, Oklahoma, Kansas, Nebraska, South Dakota and North Dakota and Ontario, Canada.

(3)	The West region includes the states of Montana, Wyoming, Colorado, Texas, New Mexico, Arizona, Utah, Idaho, Washington, Oregon, Nevada, California, Alaska and Hawaii.

(4)	The East region includes the states of Maine, New Hampshire, Vermont, New York, Massachusetts, Rhode Island, Connecticut, Pennsylvania, New Jersey, Delaware and Maryland.

(5)	The South region includes the states of West Virginia, Virginia, North Carolina, Kentucky, Tennessee, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana and Arkansas.

(6)	Includes 7 closed facilities.
     We do not believe that we will have difficulty in renewing the leases we currently have or in finding alternative space in the event those leases are not renewed. We consider our properties suitable and adequate for the conduct of our business.

\

Item 3. Legal Proceedings.
     We are currently and from time to time involved in litigation and environmental claims incidental to the conduct of business. The damages claimed in some of these cases are substantial.
     One of the Company’s indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), recently filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup® Ready Alfalfa. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On June 25, 2005, the United States Department of Agriculture (“USDA”) approved a petition submitted by Monsanto and FGI for a Determination of Non-regulated Status for Roundup Ready Alfalfa. On February 16, 2006, the Plaintiffs commenced an action under the National Environmental Policy Act (“NEPA”), the Endangered Species Act (“ESA”), and the Plant Protection Act (“PPA”), seeking declaratory and injunctive relief to set aside the USDA’s determination. On February 13, 2007, the United States District Court for the Northern District of California (the “Court”) granted the Plaintiffs’ motion on its NEPA claim that the USDA, through the Animal and Plant Health Inspection Service (“APHIS”), failed to take a “hard look” at the potential environmental impacts of its deregulation decision and ordered APHIS to prepare an Environmental Impact Statement (“EIS”). In its February 13 Memorandum and Order, the Court directed the parties to meet and confer and submit a proposed Judgment to the Court on or before February 26, 2007. Because the injunctive relief granted by the Court may have a direct, immediate and harmful effect upon its operations, FGI moved to intervene in the remedial phase of the action. On March 12, 2007, the Court issued a preliminary injunction enjoining all future plantings of Roundup Ready Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A hearing regarding potential permanent injunctive relief will occur on April 27, 2007.
     On February 24, 2004, Cache La Poudre Feeds, LLC (“Cache”) filed a lawsuit in the United States District Court for the District of Colorado against the Company, Land O’Lakes Purina Feed LLC and certain named individuals claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. Cache seeks damages of at least $132.8 million, which, it claims, is the amount the named entities generated in gains, profits and advantages from using the Profile trade name. In response to Cache’s complaint, the Company denied any wrongdoing and pursued certain counterclaims against Cache relating to trademark infringement, and other claims against Cache for, among other things, defamation and libel. In addition, the Company believes that Cache’s calculation of the Company’s gains, profits and advantages allegedly generated from the use of the Profile trade name are grossly overstated. The Company believes that sales revenue generated from the sale of products carrying the Profile trade name was immaterial. The trial is scheduled for June 2007.
     In 2003, several lawsuits were filed against the Company by Ohio alpaca producers in which it was alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers’ alpacas. The one remaining lawsuit is scheduled to go to trial in Spring of 2007 in the United States District Court for the Northern District of Ohio. We do not currently believe that this matter will result in a liability material to our consolidated financial condition, future results of operation or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
     There is no established public market for the common equity of Land O’Lakes. In view of the following, it is unlikely in the foreseeable future that a public market for these securities will develop:
     (1) The common stock interests are non-dividend bearing;
     (2) The right of any holder of common stock to receive patronage income depends on the quantity and value of the business the member conducts with us (See “Item 1. Business — Description of the Cooperative — Patronage Income and Equity”);
     (3) The class of common stock issued to a member depends on whether the member is a cooperative or individual member and whether the member is a “dairy member” or “ag member” (See “Item 1. Business — Description of the Cooperative — Our Structure and Membership”);
     (4) We may redeem holdings of members under certain circumstances upon the approval of our board of directors (See “Item 1. Business — Description of the Cooperative — Patronage Income and Equity”); and
     (5) Our board of directors may terminate a membership if it determines that the member has failed to adequately patronize us or has become our competitor (See “Item 1. Business — Description of the Cooperative — Our Structure and Membership”).
     As of March 1, 2007, there are approximately 1,000 holders of Class A common stock, 4,050 holders of Class B common stock, 174 holders of Class C common stock and 1,004 holders of Class D common stock.
Item 6. Selected Financial Data.
     The historical consolidated financial information presented below has been derived from the Land O’Lakes consolidated financial statements for the periods indicated. It should be read together with the audited consolidated financial statements of Land O’Lakes and the related notes included elsewhere in the Annual Report on Form 10-K. Read the selected consolidated historical financial information along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	($ in Millions)
Statement of Operations Data:
Net sales	$7,102.3	$7,336.1	$7,497.3	$6,164.4	$5,735.8
Cost of sales	6,441.4	6,751.1	6,903.6	5,580.2	5,229.9

Gross profit	660.9	585.0	593.7	584.2	505.9
Selling, general and administrative	515.5	494.9	501.0	464.6	466.5
Restructuring and impairment charges(1)	21.2	6.4	7.8	6.3	31.4

Earnings from operations	124.2	83.7	84.9	113.3	8.0
Interest expense, net	58.4	79.9	83.1	81.0	76.4
Other expense (income), net(2)	(18.8)	9.3	(7.5)	(24.4)	(163.9)
Gain on sale of investment in CF Industries, Inc(3)	—	(102.4)	—	—	—
Loss on impairment of investment in CF Industries, Inc(4)	—	—	36.5	—	—
Equity in earnings of affiliated companies	(13.3)	(36.7)	(58.4)	(57.3)	(24.2)
Minority interest in earnings of subsidiaries	1.4	1.3	1.6	6.4	5.5

Earnings before income taxes and discontinued operations	96.5	132.3	29.6	107.6	114.2
Income tax expense	7.8	5.5	1.4	20.7	4.4

Net earnings from continuing operations	88.7	126.8	28.2	86.9	109.8
Earnings (loss) from discontinued operations, net of income taxes(5)	—	2.1	(6.8)	(4.9)	(13.4)

Net earnings	$88.7	$128.9	$21.4	$82.0	$96.4

Other Financial Data:
Depreciation and amortization	$97.5	$108.0	$112.8	$119.2	$105.0
Unrealized hedging gains(losses)(6)	7.6	5.3	(23.1)	19.5	(20.7)
Capital expenditures	83.8	70.4	96.1	71.7	84.8
Cash patronage paid to members(7)	24.0	15.1	11.4	4.2	20.2
Equity revolvement paid to members(8)	56.6	53.6	23.2	20.2	17.7

Balance Sheet Data (at end of period):
Cash and cash equivalents	$79.7	$179.7	$73.1	$110.3	$64.3
Restricted cash(9)	—	—	20.3	20.1	—
Working capital(10)	285.4	186.2	306.8	401.2	370.9
Property, plant and equipment, net	665.1	668.6	710.2	726.5	677.8
Total assets	3,055.1	3,095.1	3,199.8	3,373.1	3,221.3
Total debt(11)	517.6	556.5	905.9	1,073.2	1,067.3
Capital securities of trust subsidiary	190.7	190.7	190.7	190.7	190.7
Minority interests	8.8	6.0	9.4	62.7	53.7
Total equities	944.5	903.6	854.9	879.4	895.8

	Years Ended December 31,
	2006	2005	2004	2003	2002
	($ in Millions)
Selected Segment Financial Information:
Dairy Foods
Net sales	$3,241.3	$3,684.1	$3,797.3	$2,883.4	$2,855.1
Earnings (loss) from operations	68.0	31.3	37.0	26.3	(20.5)
Depreciation and amortization	40.0	42.7	39.6	43.0	36.8
Capital expenditures	19.4	20.5	53.1	28.2	32.3
Feed
Net sales	2,711.4	2,586.9	2,626.6	2,467.2	2,444.7
Earnings from operations	60.6	61.4	12.8	56.1	41.7
Depreciation and amortization	31.2	35.2	38.5	44.9	46.6
Capital expenditures	33.6	25.9	26.3	24.0	26.0
Seed
Net sales	756.0	653.9	518.8	466.2	396.8
Earnings from operations	39.3	30.5	19.9	15.0	8.7
Depreciation and amortization	2.5	2.3	2.5	2.2	3.0
Capital expenditures	2.7	2.4	1.6	0.5	0.6
Agronomy(12)
Net sales	—	—	—	—	—
Loss from operations	(13.1)	(27.6)	(12.8)	(14.0)	(18.9)
Depreciation and amortization	6.1	6.1	6.1	6.1	6.1
Capital expenditures	—	—	—	—	—
Layers (13)
Net sales	398.4	407.0	541.3	317.8	—
(Loss) earnings from operations	(26.9)	(11.1)	26.8	28.5	(2.1)
Depreciation and amortization	8.7	10.3	10.8	6.3	0.9
Capital expenditures	11.0	17.7	8.9	3.8	—
Other/Eliminations
Net sales	(4.7)	4.3	13.2	29.9	39.2
Earnings (loss) from operations	(3.6)	(0.8)	1.3	1.4	(1.0)
Depreciation and amortization	8.8	11.6	15.3	16.8	11.6
Capital expenditures	17.0	4.0	6.2	15.1	25.9
See accompanying Notes to Selected Financial Data.
NOTES TO SELECTED FINANCIAL DATA

(1)	The following table summarizes restructuring and impairment charges:

	Years Ended December 31,
	2006	2005	2004	2003	2002
		($’s in millions)
Restructuring charges	$1.5	$0.3	$2.4	$3.5	$13.2
Impairment of assets	19.7	6.1	5.4	2.8	18.2

Total	$21.2	$6.4	$7.8	$6.3	$31.4

     Restructuring charges resulted primarily from the closing of manufacturing facilities in Dairy Foods and initiatives to consolidate facilities and reduce personnel in Feed.

     In 2006, the Company incurred $19.7 million of impairment charges. A $16.8 million goodwill impairment charge was recorded in Layers. The Company also recorded a $2.8 million impairment charge in Dairy Foods related to a note receivable from the sale of a cheese facility in Gustine, California. The impairment charge of $6.1 million in 2005 related to the write-down of various assets to their estimated fair value primarily due to closing facilities in Dairy Foods and Feed. The impairment charge of $5.4 million in 2004 consisted of the write-down of various assets to their estimated fair value in Dairy Foods and Feed and a goodwill impairment in Seed due to the sale of a subsidiary. The impairment charge of $2.8 million in 2003 related to the write-down of various assets to their estimated fair value in Feed and Seed and a goodwill impairment in Seed. The impairment charge of $18.2 million in 2002 consisted of the write-down of certain impaired plant assets in Dairy Foods and Feed to their estimated fair value.
(2)	The following table summarizes other expense (income), net:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	($’s in millions)
Gain on divestiture of businesses	$(9.0)	$—	$(1.5)	$(0.7)	$(5.1)
(Gain) loss on sale of investments, excluding CF Industries	(8.0)	(1.1)	(0.6)	(0.9)	0.9
Gain on sale of intangibles	(1.8)	—	—	(0.5)	(4.2)
Loss on extinguishment of debt	—	11.0	—	0.5	—
Gain on legal settlements	—	(0.6)	(5.4)	(22.8)	(155.5)

Total	$(18.8)	$9.3	$(7.5)	$(24.4)	$(163.9)

(3)	In 2005, we recorded a $102.4 million gain on sale of our investment in CF Industries, Inc., a domestic manufacturer of crop nutrients.

(4)	In 2004, we reduced the carrying value of our investment in CF Industries, Inc. by $36.5 million.

(5)	Earnings (loss) from discontinued operations reflects the results of our swine production operations, which were sold in 2005.

(6)	Derivative commodity instruments, primarily futures and options contracts, are marked-to-market each month and gains and losses on open positions are recognized in earnings.

(7)	Cash patronage paid to members reflects the portion of earnings allocated to members for the prior fiscal year distributed in cash in the following fiscal year.

	Years Ended December 31,
	2006	2005	2004	2003	2002
		($’s in millions)
20% required for tax deduction	$16.4	$11.0	$7.9	$2.8	$14.1
Discretionary	7.6	4.1	3.5	1.4	6.1

Total	$24.0	$15.1	$11.4	$4.2	$20.2

     (8) Equity revolvement reflects the distribution of earnings previously allocated to members and not paid out initially as cash patronage. Also includes the distribution of a portion of the equity issued in connection with the acquisition of Dairyman’s Cooperative Creamery Association and the acquisition of certain assets of Countrymark Cooperative.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	($’s in millions)
Revolvement
Dairy Foods	$17.0	$17.1	$19.9	$18.0	$15.2
Ag Services(a)	39.6	36.5	3.3	2.2	2.5

Total	$56.6	$53.6	$23.2	$20.2	$17.7

(a) Included equity revolvements to deceased members of local cooperatives.
(9)	Cash held in a restricted account was required to support the CPI property and equipment lease. This lease was prepaid in 2005 and the restricted cash was released.

(10)	Working capital is defined as current assets (less cash and cash equivalents and restricted cash) minus current liabilities (less notes and short-term obligations, and current portion of long-term debt).

(11)	Total debt excludes the 7.45% Capital Securities due on March 15, 2028, of our trust subsidiary.

(12)	In 2000, we contributed all of our revenue generating agronomy assets to Agriliance LLC a joint venture with CHS Inc. in exchange for a 50% interest in Agriliance. Our share of earnings or losses in Agriliance is reported under the equity method of accounting, and accordingly, Agronomy, which primarily consists of our Agriliance joint venture, has no net sales. Loss from operations reflects overhead allocated to selling, general, and administrative expense and does not include the equity earnings from Agriliance.

(13)	Through June 30, 2003, our layers business, MoArk, was unconsolidated and accounted for under the equity method. Effective July 1, 2003, MoArk was consolidated in our financial statements. Financial statements for periods prior to July 1, 2003 have not been restated.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of our management. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those anticipated in these statements as a result of certain factors, as more fully described in “Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statements.
Overview
     General
     Segments
We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers.

•	Dairy Foods develops, produces, markets and sells premium butter, spreads, cheese and other dairy products.

•	Feed is largely comprised of the operations of Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”), the Company’s wholly-owned subsidiary. Land O’Lakes Purina Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives to both commercial and lifestyle customers.

•	Seed develops, markets and sells seed for a variety of crops, including alfalfa, corn, soybeans and forage and turf grasses.

•	Agronomy consists primarily of our 50% ownership in Agriliance LLC, which is accounted for under the equity method. Agriliance markets and sells two primary products lines: crop protection (including herbicides and pesticides) and crop nutrients (including fertilizer and micronutrients).

•	Layers consists of MoArk, LLC, a wholly-owned subsidiary. MoArk produces and markets shell eggs that are sold to retail and wholesale customers for consumer and industrial use throughout the United States. MoArk also produced and marketed liquid egg products prior to the sale of this operation on June 30, 2006.

•	We also derive a portion of revenues and income from other related businesses, which are insignificant to our overall results.
     We allocate corporate administrative expense to all five of our business segments using the following two methodologies: direct usage for services for which we are able to track usage, such as payroll and legal, and invested capital for all other expenses. A majority of these costs are allocated based on direct usage. We allocate these costs to all segments, including segments comprised solely of investments and joint ventures.

     Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method and provided earnings and cash flows for the three years ended December 31 as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
	($’s in millions)
Earnings from unconsolidated businesses	$13.3	$36.7	$58.4
Cash flow from investments in unconsolidated businesses	4.7	35.3	47.8
     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost. Our investment in unconsolidated businesses was $270.2 million and $263.8 million as of December 31, 2006 and 2005, respectively.
     Agriliance LLC, which is reflected in our Agronomy segment and is accounted for under the equity method, constitutes the most significant of our investments in unconsolidated businesses. Our investment in, and earnings and cash distributions from, Agriliance are as follows as of and for the years ended:

	December 31,	December 31,	December 31,
	2006	2005	2004
	($’s in millions)
Agriliance:
Investment in Agriliance	$124.7	$112.9	$101.3
Equity in earnings from Agriliance	11.6	35.5	39.3
Cash distributions from Agriliance	0.0	28.9	32.1
     Land O’Lakes, CHS Inc. (“CHS”) and Farmland Industries contributed substantially all of their agronomy marketing assets to Agriliance in July 2000. Agriliance is a distributor of agricultural inputs and is now owned equally by Land O’Lakes and CHS. Prior to May 1, 2004, Agriliance was owned by Land O’Lakes (50% voting interest) and CHS Inc. (25% voting interest) and Farmland Industries, Inc. (25% voting interest). Farmland Industries, Inc. filed for Chapter 11 bankruptcy court protection on May 31, 2002 and subsequently sold its ownership interest to CHS effective April 30, 2004.
     Land O’Lakes provides certain support services to Agriliance at competitive market prices. Agriliance was billed $10.3 million, $12.9 million and $10.7 million in 2006, 2005, and 2004, respectively, for these support services. In addition, Land O’Lakes sells seed product to Agriliance and recorded sales of $50.8 million, $38.2 million and $31.7 million in 2006, 2005, and 2004, respectively.
     The fiscal year of Agriliance ends on August 31. Unless otherwise indicated, references to the annual results of Agriliance in this Annual Report on Form 10-K are presented on a calendar year basis to conform to Land O’Lakes’ presentation.
     Agriliance funds its operations from operating cash flows and with borrowings from unaffiliated third parties. As of December 31, 2006, Agriliance had syndicated secured and revolving credit arrangements in an aggregate amount of $325 million and a $225 million receivables securitization with CoBank. Agriliance also had $100 million of senior secured notes from a private placement outstanding. Neither Land O’Lakes nor any of the Company’s restricted subsidiaries guarantee these obligations. Land O’Lakes does not have an obligation to contribute additional capital to finance Agriliance’s operations.
     Agriliance’s performance reflects the seasonal nature of its business. Most of its annual sales and earnings, which are principally derived from the distribution of crop nutrients and crop protection products manufactured by others, occur in the second quarter of each calendar year.

	For the years ended December 31,
	2006	2005	Decrease
	($’s in millions)
Agriliance net earnings	$23.2	$71.0	$(47.8)

     The $47.8 million decrease in earnings was primarily driven by a decrease of $40.3 million in crop nutrient earnings. High natural gas prices, increasing international demand for nitrogen, and hurricane damage to warehouse facilities and the transportation grid fueled price increases early in the year. With high energy costs, many crop producers elected to scale back nutrient applications for the 2006 growing year. As a result, larger remaining inventories later in the year drove significant price drops and reduced earnings. Earnings in crop protection were down $7.5 million due to decreased sales resulting from continued devaluation related to products losing patent protection.
     We have an investment in CoBank, an agricultural cooperative bank, which was $7.2 million at December 31, 2006, $10.7 million at December 31, 2005 and $15.5 million at December 31, 2004. This investment constitutes less than one percent of CoBank’s total shareholders’ equity. We account for our investment in CoBank under the cost method of accounting. The investment consists of an initial nominal cash amount of $1,000 and net equity contributions based on a percentage (currently 10.0%) of our five-year average loan volume. Since CoBank operates as a cooperative, we receive patronage income from CoBank based on our annual loan volume with CoBank. This patronage income reduces our interest expense. We believe that our CoBank loan transactions are on terms comparable to those available from unaffiliated third parties.
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
     For the year ended December 31, 2006, our net earnings from member business were $75.0 million, excluding the portion (10% holdback) added to permanent equity. Of this amount, $72.0 million was applied to allocated patronage and $3.0 million was applied to deferred equities. The $72.0 million of allocated patronage consisted of an estimated $18.6 million to be paid in cash in 2007 and $53.4 million to be retained as allocated member equities and revolved at a later time, subject to approval by the board of directors. The $3.0 million of deferred equities represents earnings from member businesses that are held in an equity reserve account rather than being allocated to members. For the year ended December 31, 2006 we had net earnings of $13.6 million applied to retained earnings, which represents permanent equity derived from non-member business, the 10% holdback of member earnings, unrealized hedging gains and income taxes.
     In 2006, we made payments of $80.6 million for the redemption of member equities. This included $24.0 million for the cash patronage portion of the 2005 earnings allocated to members. It also included $56.6 million for the revolvement of member equities previously allocated to members, and not paid as cash patronage, and the revolvement of a portion of equities issued in connection with the 1998 acquisitions of Dairyman’s Cooperative Creamery Association and certain assets of Countrymark Cooperative.
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
     For the year ended December 31, 2006, we sold 5,607.7 million pounds of milk, which resulted in $1,004.0 million of net sales or 31.0% of our Dairy Foods segment’s net sales for that period.
     Feed, in addition to selling its own products, buys and sells or brokers for a fee soybean meal and other feed ingredients. We market these ingredients to our local member cooperatives and to other feed manufacturers, which use them to produce their own feed. Although this activity generates substantial revenues, it is a very low-margin business. We are generally able to obtain feed inputs at a lower cost as a result of our ingredient merchandising business because of lower per unit shipping costs associated with larger purchases and volume discounts. For the year ended December 31, 2006, ingredient merchandising generated net sales of $518.1 million, or 19.1% of total feed segment net sales, and a gross profit of $19.8 million, or 6.7% of total feed segment gross profit.

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
     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. For the year ended December 31, 2006, our raw milk input cost was $1,608.8 million, or 53.6% of the cost of sales for Dairy Foods. Cream, butter and bulk cheese are also significant Dairy Foods commodity inputs. Cost of sales for the year ended December 31, 2006 for these inputs was $141.0 million for cream, $69.3 million for butter and $323.8 million for bulk cheese. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.
     The minimum price of raw milk and cream is set monthly by Federal regulators based on the regional prices of dairy food products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the year ended December 31, 2006, bulk cheese, which is generally priced the date of make, represented $568.8 million, or 17.5%, of our Dairy Foods segment’s net sales.
     We also maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the year ended December 31, 2006, branded and private label retail, deli and foodservice net sales of cheese and butter represented $1,295.6 million, or 40.0%, of our Dairy Foods segment’s net sales.
     Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly market price for butter was $1.16 in April 2006, and the highest monthly market price was $2.22 in April 2004. In the past three years, the lowest monthly market price for block cheese was $1.16 in March 2006 and the highest monthly market price was $2.17 in April 2004. The per pound average market price for each of the three years ended December 31, 2006 and the per pound market price as of December 31, 2006, 2005, and 2004 is as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
Per pound market price average for year:
Butter	$1.24	$1.55	$1.82
Block cheese	1.24	1.49	1.65

Per pound market price at year end:
Butter	1.20	1.35	1.54
Block cheese	1.33	1.37	1.49
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

     We enter into forward sales contracts to supply feed to customers, which currently represent approximately 15% of our feed sales. When we enter into these contracts, we also generally enter into forward purchase contracts on the underlying commodities to lock in our gross margins.
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
     We have seen continued erosion of commodity feed volumes, mainly related to producer integration in the swine and poultry sectors. For the year ended December 31, 2006, swine feed volumes were down 8% compared to 2005, and poultry feed was down 15%. Some of this volume reduction was deliberate due to plant closings, exiting company ownership positions and an increased focus on value-added sales opportunities. We expect downward pressure on volumes in dairy, poultry and swine feed to continue in 2007 as further integration occurs in these industries.
     Layers. MoArk produces and markets shell eggs. MoArk also produced and marketed liquid egg products prior to the sale of this operation on June 30, 2006. MoArk’s sales and earnings fluctuate depending on egg prices. For the year ended December 31, 2006, egg prices averaged $0.76 per dozen as measured by Urner Barry Midwest Large, compared to egg prices of $0.68 per dozen for 2005.
     Acquisitions/Joint Ventures/Divestitures
     In January 2006, we acquired the remaining 42.5% of MoArk, LLC (“MoArk”) from Osborne Investments, LLC (“Osborne”) for $71.0 million in cash. The acquisition accelerated a 2007 transfer of ownership provision which was part of the original joint venture agreement between Land O’ Lakes and Osborne. The $71.0 million purchase price was recorded as accrued expense in the consolidated balance sheet as of December 31, 2005. On June 30, 2006, MoArk sold its liquid egg operations to Golden Oval Eggs, LLC and GOECA, LP (together “Golden Oval”) and recognized an $8.0 million gain on divestiture. MoArk received net proceeds of $37.1 million plus an additional $17.0 million from Golden Oval in the form of a three-year note, with the possibility of incremental earn-out amounts if Golden Oval surpasses certain performance measures. Land O’Lakes also received $5 million of equity in Golden Oval. MoArk continues to operate its shell egg business. In connection with the sale, Land O’Lakes granted Golden Oval a license to use the Land O’Lakes brand name for certain liquid egg products.
     In January 2006, we purchased the remaining 49.9% minority interest of Penny-Newman Milling, LLC, a consolidated grain and feed subsidiary located in Fresno, California, for $13.2 million in cash plus assumed debt of $5.0 million. The $13.2 million purchase price was primarily allocated to goodwill. In October 2006, we acquired a Feed facility in Guilderland, New York for $3.9 million in cash. In December 2006, Feed divested a private label pet food business for $5.2 million in cash, which resulted in a gain of $0.9 million.
     In February 2007, we entered into an asset sale and purchase agreement with Saputo Cheese USA Inc. which sets forth the terms and conditions governing the expected sale of substantially all of the assets used for cheese and dairy by-products operations at our CPI facility located in Tulare, California. Saputo is scheduled to pay to Land O’ Lakes approximately $216.0 million in cash upon closing, subject to adjustments. Pending regulatory approval, closing is expected to occur in April 2007.

     Discontinued Operations
     In February, 2005, we completed the sale of substantially all of the assets of the swine production operations to Maschhoff West LLC. We received net proceeds of $42.0 million, which resulted in a gain, net of income taxes, of approximately $0.1 million. Under the terms of the agreement, Land O’Lakes, Inc. continues to hold all current aligned system contracts. For the purposes of this Form 10-K, certain components of the swine production operations are reported as discontinued operations for all periods presented. We use fixed or variable pricing for these contracts and immediately resell the animals to swine producers.
     Derivative Commodity Instruments
     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, and soybeans in Seed. Derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures and options contracts for open positions are marked-to-market each month and these unrealized gains or losses (“unrealized hedging gains and losses”) are recognized in earnings and are fully taxed and applied to retained earnings in our balance sheet. Amounts recognized in earnings before income taxes and discontinued operations (reflected in cost of sales and equity in earnings of affiliated companies) for the years ended December 31 are as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
	($’s in millions)
Unrealized hedging gain (loss)	$7.6	$2.7	$(19.8)
Results of Operations

	For the Years Ended December 31
	2006		2005		2004
		% of		% of		% of
		Net		Net		Net
	$ Amount	Sales	$ Amount	Sales	$ Amount	Sales
	($’s in millions)
Net sales	$7,102.3		$7,336.1		$7,497.3
Cost of sales	6,441.4	90.7	6,751.1	92.0	6,903.6	92.1

Gross profit	660.9	9.1	585.0	7.7	593.7	7.8

Selling, general and administrative	515.5	7.1	494.9	6.6	501.0	6.5
Restructuring and impairment charges	21.2	0.3	6.4	0.1	7.8	0.1

Earnings from operations	124.2	1.7	83.7	1.1	84.9	1.1

Interest expense, net	58.4	0.8	79.9	1.1	83.1	1.1

Other expense (income), net	(18.8)	(0.3)	9.3	0.1	(7.5)	(0.1)
Gain on sale of investment in CF Industries, Inc.	—	—	(102.4)	(1.4)	—	—
Loss on impairment of investment in CF Industries, Inc.	—	—	—	—	36.5	0.5
Equity in earnings of affiliated companies	(13.3)	(0.2)	(36.7)	(0.5)	(58.4)	(0.8)
Minority interest in earnings of subsidiaries	1.4	0.0	1.3	0.0	1.6	0.0

Earnings before income taxes and discontinued operations	96.5	1.3	132.3	1.8	29.6	0.4

Income tax expense	7.8	0.1	5.5	0.1	1.4	—

Net earnings from continuing operations	88.7	1.2	126.8	1.7	28.2	0.4

Earnings (loss) from discontinued operations, net of income taxes	—	—	2.1	—	(6.8)	(0.1)

Net earnings	$88.7	1.2	$128.9	1.7	$21.4	0.3

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Overview of Results

	For the years ended December 31,
	2006	2005	Decrease
	($’s in millions)
Net earnings	$88.7	$128.9	$(40.2)
     The decrease in net earnings was primarily due to a $102.4 million gain on sale of CF Industries, Inc. in 2005, which after income taxes and related expenses generated $69.7 million in net earnings. In addition, we had unrealized hedging gains of $2.7 million in net earnings from continuing operations in 2005, partially offset by income tax expense of $1.0 million. Net earnings in 2006 were favorably impacted by a $7.8 million gain on the sale of a Dairy Foods investment, partially offset by $1.6 million of income tax expense, an $8.0 million gain on the sale of MoArk’s liquid egg operations, which was offset by $9.9 million of income tax expense, and unrealized hedging gains of $7.6 million, partially offset by income tax expense of $2.9 million. Net earnings for 2006 were negatively impacted by a $16.8 million goodwill impairment charge for MoArk’s shell egg operations which was partially offset by an income tax benefit of $4.0 million. Excluding these items, our net earnings increased $35.0 million in 2006 compared to 2005. This increase reflects improved volumes and margins in the Dairy Foods and Seed segments, partially offset by lower volumes and margins in the Agronomy segment.

	For the years ended December 31,
	2006	2005	Decrease
	($’s in millions)
Net sales	$7,102.3	$7,336.1	($233.8)
     The decrease in net sales was primarily attributed to a $442.8 million decrease in Dairy Foods due to lower milk, butter, and cheese commodity markets in 2006 compared to 2005. This decline was partially offset by increases in the Seed and Feed segments sales of $102.1 million and $124.5 million, respectively, due to higher volumes as well as higher commodity and product prices in 2006 compared to 2005. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

	For the years ended December 31,
	2006	2005	Increase
	($’s in millions)
Gross profit	$660.9	$585.0	$75.9
     The increase in gross profit was primarily due to a $52.8 million improvement in Dairy Foods as a result of improved margins and volumes as well as improved industrial operations and unrealized hedging gains in 2006 compared to unrealized hedging losses in 2005. Increases in the Feed and Seed segments due to volume improvements, margin increases and unrealized hedging gains in 2006 also improved gross profit. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

	For the years ended December 31,
	2006	2005	Increase
	($’s in millions)
Selling, general and administrative expense	$515.5	$494.9	$20.6
     The increase in selling, general and administrative expense was driven by higher expenses in Dairy Foods, Feed and Seed. This was partially offset by decreased expenses in the Agronomy segment due to expenses related to the sale of our investment in CF Industries during 2005.

	For the years ended December 31,
	2006	2005	Increase
	($’s in millions)
Restructuring and impairment charges	$21.2	$6.4	$14.8
     In 2006, we had restructuring charges of $1.5 million. Dairy Foods closed a cheese facility in Greenwood, Wisconsin and the charges relate to a long-term contractual obligation for waste-water treatment with the City of Greenwood, severance, and other exit costs. Impairment charges of $19.7 million were incurred in 2006. A $16.8 million impairment charge was recorded in the Layers segment as a result of a goodwill impairment test performed on the remaining goodwill subsequent to the disposal of its liquid egg operations. Dairy Foods also recorded a $2.8 million impairment charge related to a note receivable from the sale of a cheese facility in Gustine, California. In 2003, this facility was sold to Valley Gold LLC for $2.5 million cash and a $5 million note. Valley Gold defaulted on this note and we reacquired the facility via a foreclosure sale in 2006. We currently plan to sell the facility.
     In 2005, we had restructuring charges of $0.3 million. Dairy Foods recorded a $1.1 million restructuring charge, which represented severance for approximately 30 employees and other exit costs related to the anticipated 2006 closure of a cheese facility in Greenwood, Wisconsin. Partially offsetting this charge was a reversal of $0.4 million related to prior year restructuring charges for the closure of the Volga, South Dakota cheese facility and a $0.4 million reversal related to prior year restructuring charges for downsizing of feed operations. In 2005, we incurred $6.1 million of impairment charges. This included write-downs of impaired plant fixed assets to their estimated fair values of $3.4 million in Dairy Foods, $2.3 million in Feed and $0.4 million in Layers.

	For the years ended December 31,
	2006	2005	Decrease
	($’s in millions)
Interest expense, net	$58.4	$79.9	$(21.5)
     In November 2005, we purchased $153.6 million in aggregate principal amount of our 8.75% senior unsecured notes due 2011. The note balance decreased from $350 million to $196.5 million. The corresponding reduction in interest expense related to these bonds was $12.0 million during 2006. Deferred financing amortization decreased by $6.5 million in 2006 due to the acceleration of deferred financing charges related to early payments on the Term B loan and senior unsecured notes during 2005. In addition, total debt decreased $38.9 million during 2006, primarily as a result of debt reduction in MoArk, which also reduced interest expense in 2006.

	For the years ended December 31,
	2006	2005	Decrease
	($’s in millions)
Equity in earnings of affiliated companies	$13.3	$36.7	$(23.4)
     The decrease in equity earnings is primarily related to the $23.9 million decrease in equity earnings from Agriliance from $35.5 million in 2005 to $11.6 million in 2006. A discussion of net earnings for Agriliance can be found under the caption “Overview – General – Unconsolidated Businesses”.
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

     Dairy Foods

	For the Years Ended December 31
	2006	2005	%Change
	($’s in millions)
Net sales	$3,241.3	$3,684.1	(12.0%)
Gross profit	239.4	186.6	28.3%
Gross profit as a % of sales	7.4%	5.1%

Increase
Net Sales Variance	(decrease)
($’s in millions)
Pricing / product mix impact	$(437.6)
Volume impact	(5.2)

Total decrease	$(442.8)
     The net sales decrease in 2006 was primarily driven by the impact of lower commodity prices for milk, cheese, and butter. Average commodity prices for 2006 were down 15% in Class III milk, 16% in barrel cheese, 17% in block cheese and 20% in commodity butter, which was the primary reason for the substantial decrease in pricing / product mix variance of $(437.6) million. Our industrial operations sustained the largest decrease of $(306.9) million related to these pricing declines. The volume variance of $(5.2) million was primarily driven by decreased volumes in foodservice, partially offset by increased volumes in butter and industrial operations.

Increase
Gross Profit Variance	(decrease)
($’s in millions)
Margin / product mix impact	$35.7
Volume impact	6.4
Unrealized hedging	10.7

Total increase	$52.8
     The gross profit improvement in 2006 was primarily due to improved cost control, increased product prices, a shift in product mix to higher-value items, and unrealized hedging. The increase in margin / mix variance of $35.7 million was primarily due to an intense focus on cost control and supply chain management, as well as increased product prices. Partially offsetting these increases were the effects of higher fuel and energy costs and the California milk pricing formula for commodity cheese and whey margins. The volume variance impact of $6.4 million was primarily due to increases in retail butter volumes due to the light butter with canola oil product, as well as increases in foodservice and international sales.
     Feed

	For the Years Ended December 31
	2006	2005	% Change
	($’s in millions)
Net sales	$2,711.4	$2,586.9	4.8%
Gross profit	298.6	290.6	2.8%
Gross profit as a % of sales	11.0%	11.2%

Increase
Net Sales Variance	(decrease)
($’s in millions)
Pricing / product mix impact	$2.5
Volume impact	19.7
Acquisitions and divestitures	102.3

Total increase	$124.5

     The increase in net sales was due primarily to the impact of higher commodity prices and product price increases, improved volumes in ingredients and lifestyle feeds and the impact of acquisitions. The volume variance of $19.7 million was driven by the impact of a 6% increase in ingredient volumes, which increased net sales by $43.1 million, and a 4% increase in lifestyle volumes, which increase net sales by $16.6 million. Partially offsetting these increases was a $47.0 million negative impact of lower volumes in livestock. Sales increased due to the consolidation of Penny-Newman Milling, LLC in September 2005. These increases were partially offset by the sale of Heritage Trading Company, LLC in 2005.

Increase
Gross Profit Variance	(decrease)
($’s in millions)
Margin / product mix impact	$3.9
Volume impact	2.5
Unrealized hedging	(3.6)
Acquisitions and divestitures	5.2

Total increase	$8.0
     The increase in gross profit was primarily due to improved selling prices, volume increases in lifestyle feeds and ingredients, product mix adjustments, and cost management discipline. The positive margin / mix impact of $3.9 million was primarily due to improved selling prices, which were partially offset by higher feed ingredient and distribution costs. The volume variance of $2.5 million was primarily due to improvements in our lifestyle business of $3.6 million, driven by a 4% increase in volumes. Gross profit also increased due to the consolidation of Penny-Newman Milling, LLC in September 2005. These increases were partially offset by the sale of Heritage Trading Company, LLC in 2005 and a decline in unrealized hedging gains in 2006 compared to 2005.
     Seed

	For the Years Ended December 31
	2006	2005	% Change
	($’s in millions)
Net sales	$756.0	$653.9	15.6%
Gross profit	107.1	84.4	26.9%
Gross profit as a % of sales	14.2%	12.9%

Increase
Net Sales Variance	(decrease)
($’s in millions)
Pricing / product mix impact	$47.9
Volume impact	50.1
Acquisitions and divestitures	4.1

Total increase	$102.1
     The net sales increase was primarily driven by strong volume growth in corn, alfalfa, and soybeans. The $47.9 million positive pricing / mix variance was primarily related to increased trait sales in alfalfa and corn, mix improvement to higher price product, and price increases. The volume variance of $50.1 million was primarily driven by increased demand for alfalfa and corn of $9.5 million and $31.2 million, respectively. The acquisition category includes the impact from the acquisition of ABI Alfalfa in August of 2005.

Increase
Gross Profit Variance	(decrease)
($’s in millions)
Margin / product mix impact	$13.6
Volume impact	5.5
Unrealized hedging	2.2
Acquisitions and divestitures	1.4

Total increase	$22.7
     The gross profit margin / mix increase of $13.6 million is primarily due to increased corn margins because of higher traits, increased alfalfa margins due to increased industry margins associated with reduced supply and due to margin from Roundup Ready alfalfa which was introduced in August 2005. The volume improvement of $5.5 million is primarily due to the introduction of Roundup Ready® alfalfa, as well as strong corn volumes. The acquisition category includes the impact from the acquisition of ABI Alfalfa in August of 2005.
     Layers

	For the Years Ended December 31
	2006	2005	% Change
	($’s in millions)
Net sales	$398.4	$407.0	(2.1%)
Gross profit	21.3	21.9	(2.7%)
Gross profit as a % of sales	5.3%	5.4%

Increase
Net Sales Variance	(decrease)
($’s in millions)
Pricing / product mix impact	$44.9
Volume impact	4.9
Acquisitions and divestitures	(58.4)

Total decrease	$(8.6)
     The net sales decrease was primarily driven by the sale of the liquid egg operations in June 2006, which resulted in a decrease in sales of $58.4 million. Partially offsetting the effects of the sale were improved egg market prices. The average quoted price based on the Urner Barry Midwest Large market increased to $0.76 per dozen in 2006 compared to $0.68 per dozen in 2005. In addition, volumes improved 28% for higher priced branded and specialty eggs.

Increase
Gross Profit Variance	(decrease)
($’s in millions)
Margin / product mix impact	$3.5
Volume impact	3.1
Unrealized hedging	(0.7)
Acquisitions and divestitures	(6.5)

Total decrease	$(0.6)
     The increase in margin / product mix is attributable to the increase in average egg market prices and sale of higher margin branded and specialty eggs. This was more than offset by increased feed and other input costs as well as the divestiture of the liquid egg operations and a decline in unrealized hedging gains in 2006 compared to 2005.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Overview of Results

	For the years ended December 31,
	2005	2004	Increase
	($’s in millions)
Net earnings	$128.9	$21.4	$107.5

     Net earnings in 2005 were impacted by the gain on the sale of CF Industries of $102.4 million, which was partially offset by related expenses of $28.9 million and income tax expense of $3.8 million. In addition, we had an unrealized hedging gain of $2.7 million in net earnings from continuing operations in 2005, partially offset by income tax expense of $1.0 million. In 2004, net earnings were negatively impacted by $36.5 million for the impairment of our investment in CF Industries, which was partially offset by a $1.8 million income tax benefit. Unrealized hedging losses lowered earnings by $19.8 million in 2004 partially offset by a tax benefit of $7.6 million. Excluding these items, our net earnings decreased $10.8 million in 2005 compared to 2004. This decrease reflects lower earnings in the Layers and Dairy Foods segments, partially offset by improved volumes and margins in the Feed and Seed segments.

	For the years ended December 31,
	2005	2004	Decrease
		($’s in millions)
Net sales	$7,336.1	$7,497.3	$(161.2)
     The decrease in net sales was primarily attributed to a $134.3 million decrease in Layers due to lower egg prices in 2005 compared to 2004. The Dairy Foods and Feed segments sales declined $112.0 million and $39.7 million, respectively, mainly due to lower commodity prices in 2005 compared to 2004. These declines were partially offset by a $135.1 million increase in sales in the Seed segment due to volume and price increases. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

	For the years ended December 31,
	2005	2004	Decrease
		($’s in millions)
Gross profit	$585.0	$593.7	$(8.7)
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

	For the years ended December 31,
	2005	2004	Decrease
		($’s in millions)
Selling, general and administrative expense	$494.9	$501.0	$(6.1)
     The decrease in selling, general and administrative expense was driven by lower expenses in Dairy Foods, Feed and Layers. This was partially offset by increased expenses in the Agronomy segment due to expenses related to the sale of our investment in CF Industries.

	For the years ended December 31,
	2005	2004	Decrease
		($’s in millions)
Restructuring and impairment charges	$6.4	$7.8	$(1.4)
     In 2005, we had restructuring charges of $0.3 million. Dairy Foods recorded a $1.1 million restructuring charge, which represented severance for approximately 30 employees and other exit costs related to the anticipated 2006 closure of a cheese facility in Greenwood, Wisconsin. Partially offsetting this charge was a reversal of $0.4 million related to prior year restructuring charges for the closure of the Volga, South Dakota cheese facility and a $0.4 million reversal related to prior year restructuring charges for downsizing of feed operations. In 2005, we incurred $6.1 million of impairment charges. This included write-downs of impaired plant fixed assets to their estimated fair values of $3.4 million in Dairy Foods, $2.3 million in Feed and $0.4 million in Layers.

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

	For the years ended December 31,
	2005	2004	Decrease
		($’s in millions)
Interest expense, net	$79.9	$83.1	$(3.2)
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

	For the years ended December 31,
	2005	2004	Decrease
		($’s in millions)
Equity in earnings of affiliated companies	$36.7	$58.4	$(21.7)
     Results for 2005 included equity in earnings from Agriliance of $35.5 million compared to equity in earnings of $39.3 million for 2004. A discussion of net earnings for Agriliance can be found under the caption “Overview – General – Unconsolidated Businesses.” MoArk equity investments had equity losses of $6.5 million for the year ended December 31, 2005 compared to equity earnings of $7.9 million for the year ended December 31, 2004. This decrease in earnings of $14.4 million was due to a decline in market prices for eggs.
     Net Sales and Gross Profit by Business Segment
     Dairy Foods

	For the Years Ended December 31
	2005	2004	%Change
		($’s in Millions)
Net sales	$3,684.1	$3,797.3	(3.0%)
Gross profit	186.6	197.8	(5.7%)
Gross profit as a % of sales	5.1%	5.2%

Increase
Net Sales Variance	(decrease)
($’s in millions)
Pricing / product mix impact	$(120.3)
Volume impact	7.1

Total decrease	$(113.2)
     The net sales decrease in 2005 was primarily driven by the impact of lower commodity prices. The negative pricing / mix variance of $120.3 million in 2005 was mainly due to the average full year market price decreasing $0.27 per pound for butter. The negative pricing / mix variances in retail and private label butter were $18.9 million and $59.4 million, respectively. Partially offsetting this was an increase in dairy manufacturing costs due to the mix of products sold. The volume variance of $7.1 million was primarily driven by increased volumes in foodservice cheese, partially offset by lower volumes in raw milk sales.

Increase
Gross Profit Variance	(decrease)
($’s in millions)
Margin / product mix impact	$(10.9)
Volume impact	1.3
Unrealized hedging	(1.6)

Total decrease	$(11.2)
     The gross profit decline in 2005 was primarily due to higher energy prices in industrial manufacturing and lower margins in branded cheese, partially offset by improved margins in retail butter and increased volumes at CPI. The negative margin / mix variance of $10.9 million was partially due to a $10.2 million increase in energy costs that impacted dairy manufacturing. In addition, branded cheese was down $11.9 million due to the impact of lower prices. Partially offsetting the margin / mix variances were higher prices in retail butter which had a positive impact of $9.6 million. The volume variance impact of $1.3 million was primarily due to improvements at CPI due to increased volumes related to the completion of the Phase II expansion in June of 2004. Partially offsetting this was the impact of lower volumes in retail butter.
     Feed

	For the Years Ended December 31
	2005	2004	% Change
	($’s in millions)
Net sales	$2,586.9	$2,626.6	(1.5)%
Gross profit	290.6	256.5	13.3%
Gross profit as a % of sales	11.2%	9.8%

Increase
Net Sales Variance	(decrease)
($’s in millions)
Pricing / product mix impact	$(37.7)
Volume impact	3.4
One-time items	(5.4)

Total decrease	$(39.7)
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

Increase
Gross Profit Variance	(decrease)
($’s in millions)
Margin / product mix impact	$12.7
Volume impact	1.8
Unrealized hedging	19.4
One-time items	0.2

Total increase	$34.1
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
     Seed

	For the Years Ended December 31
	2005	2004	% Change
	($’s in millions)
Net sales	$653.9	$518.8	26.0%
Gross profit	84.4	70.4	19.9%
Gross profit as a % of sales	12.9%	13.6%

Increase
Net Sales Variance	(decrease)
($’s in millions)
Pricing / product mix impact	$42.3
Volume impact	108.5
Divestiture	(15.7)

Total increase	$135.1
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

Increase
Gross Profit Variance	(decrease)
($’s in millions)
Margin / product mix impact	$0.4
Volume impact	12.3
Unrealized hedging	3.5
One-time items	(2.2)

Total increase	$14.0
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
     Layers

	For the Years Ended December 31
	2005	2004	% Change
	($’s in millions)
Net sales	$407.0	$541.3	(24.8%)
Gross profit	21.9	65.3	(66.5%)
Gross profit as a % of sales	5.4%	12.1%

Increase
Net Sales Variance	(decrease)
($’s millions)
Pricing / product mix impact	$(144.4)
Volume impact	10.1

Total decrease	$(134.3)
     The net sales decrease was primarily driven by lower egg market prices. The average quoted price based on the Urner Barry Midwest market decreased to $0.72 per dozen in 2005 compared to $0.91 per dozen in 2004. As a result, sales of shell eggs decreased $74.5 million and sales of egg products decreased by $59.8 million.

Increase
Gross Profit Variance	(decrease)
($’s in millions)
Margin / product mix impact	$(46.6)
Volume impact	1.2
Unrealized hedging	2.0

Total decrease	$(43.4)
     The gross profit decline is primarily attributable to the drop in average market price of eggs. Partially offsetting the impact of reduced egg prices were lower feed costs and unrealized hedging gains in 2005.
Liquidity and Capital Resources
Overview
     We rely on cash from operations, borrowings under our bank facilities and other institutionally-placed debt as the main sources for financing working capital requirements, additions to property, plant and equipment as well as acquisitions and investments in joint ventures. Other sources of funding consist of a receivables purchase facility, leasing arrangements and the sale of non-strategic assets.
     Total long-term debt, including the current portion, was $650.0 million at December 31, 2006 compared to $670.7 million at December 31, 2005. The decrease was primarily due to debt repayments for borrowings of consolidated subsidiaries.
     Our primary sources of debt at December 31, 2006 include a $225 million undrawn revolving credit facility, a $200 million receivables securitization facility, $175 million in senior secured notes, $196.5 million in senior unsecured notes and $191 million of capital securities. In August 2006 we completed an amended and restated $225 million, five-year secured revolving credit facility, arranged by JPMorgan Chase Bank. This facility replaced the $200 million revolving credit facility which was scheduled to terminate in January 2007. At December 31, 2006, there was no outstanding balance on this facility and $174.4 million was available after giving effect to $50.6 million of outstanding letters of credit, which reduce availability. In September 2006 we completed an amended and restated $200 million, five-year receivables securitization facility arranged by CoBank ACB. This facility updated and replaced the previous $200 million securitization facility which was scheduled to terminate in January 2007. At December 31, 2006 there were no borrowings outstanding on this facility. For more information, please see the section below entitled “Principal Debt Facilities.”
     At December 31, 2006, $51.8 million of our long-term debt, including $7.8 million of capital lease obligations, was attributable to MoArk. Land O’Lakes does not provide any guarantees or support for MoArk’s debt. In addition, we had $21.2 million of other miscellaneous long-term debt at December 31, 2006.
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At December 31, 2006, we had available cash and cash equivalents on hand of $79.7 million. Total equities at December 31, 2006 were $944.5 million.
     On March 22, 2007, Cheese & Protein International LLC (“CPI”), fully redeemed and retired $10,000,000 in aggregate principal amount plus accrued interest of California Pollution Control Financing Authority Tax-Exempt Variable Rate Demand Solid Waste Disposal Revenue Bonds (Cheese & Protein International LLC Project), Series 2001A.
Our total liquidity as of December 31 is as follows:

	2006	2005
	($ in millions)
Cash and cash equivalents	$79.7	$179.7
Availability on revolving credit facility	174.4	147.6
Availability on receivable securitization program	200.0	200.0
Total liquidity	$454.1	$527.3

     We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months.
Cash Flows
     The following tables summarize the key elements in our cash flows for the last three years ended December 31:
Operating Activities

	2006	2005	2004
	($ in millions)
Net earnings	$88.7	$128.9	$21.4
(Earnings) loss from discontinued operations	—	(2.2)	6.7
Adjustments to reconcile net earnings to net cash provided by operating activities	115.7	45.8	150.0
Changes in current assets and liabilities, net of acquisitions and divestitures	7.9	85.8	71.8
Net cash provided by operating activities	212.3	258.3	249.9
     Operating Activities. Net cash provided by operating activities decreased $46.0 million in 2006 compared to 2005 primarily due to working capital requirements in Seed and Dairy Foods. Cash flows from operating activities in 2005 increased $8.4 million as compared to 2004 primarily due to Seed segment customer prepay programs.
Investing Activities

	2006	2005	2004
	($ in millions)
Additions to property, plant and equipment	$(83.8)	$(70.4)	$(96.1)
Acquisitions	(88.1)	(46.1)	(12.1)
Payments for investments	(4.9)	(5.6)	(0.7)
Net proceeds from divestiture of businesses	42.5	2.6	13.1
Proceeds from sale of investments	9.3	316.9	2.3
Proceeds from sale of property, plant and equipment	1.7	22.2	12.0
Other	7.2	20.9	0.6
Net cash (used) provided by investing activities	(116.1)	240.5	(80.9)
     Investing Activities. Net cash used by investing activities was $116.1 million in 2006, primarily due to $88.1 million of cash paid for acquisitions. Acquisition payments primarily consisted of $71.0 million for the remaining minority interest in MoArk and $13.2 million to acquire the remaining minority interest of Penny-Newman Milling LLC, a Feed subsidiary. Acquisition payments in 2006 were partially offset by $37.1 million in proceeds received for the sale of the liquid egg products operations and $5.2 million received for the sale of a private label pet food business in Feed. In 2005, the Company received $315.5 million in cash from the sale of its investment in CF Industries, Inc. These proceeds were partially offset by 2005 acquisition spending of $46.1 million primarily in Dairy Foods. In 2004, acquisition spending of $12.1 million relates to the purchase of the remaining minority interest in our Land O’Lakes Purina Feed LLC subsidiary.
Financing Activities

	2006	2005	2004
	($ in millions)
(Decrease) increase in short-term debt	$(98.5)	$21.3	$(28.6)
Proceeds from issuance of long-term debt	16.4	2.0	17.4
Principal payments on long-term debt and capital lease obligations	(36.6)	(379.9)	(156.4)
Payments for redemption of member equities	(80.6)	(68.7)	(34.6)
Payments for debt extinguishment costs	—	(11.0)	—
Payments for debt issuance costs	(1.5)	—	(4.3)
Other	4.9	(2.0)	(0.3)
Net cash used by financing activities	(195.9)	(438.3)	(206.8)

     Financing Activities. Net cash used by financing activities declined $242.4 million in 2006 compared to 2005. Principal payments in 2006 were $35.0 million for debt repayments of borrowings by consolidated subsidiaries. Payments for capital lease obligations in 2006 were $1.6 million. In 2005, principal payments on long-term debt and capital lease obligations totaled $379.9 million, primarily consisting of $118.4 million principal for repayment of the Term B loan, $153.6 million for the repurchase of 8.75% senior unsecured notes due 2011, and $92.6 million of payments for obligations under capital lease. We also paid $11.0 million of debt extinguishment costs related to the repurchase of the senior unsecured notes in 2005. During 2004, our financing activities resulted in a cash outflow of $126.5 million for principal payments on term loans, $19.5 million for other long-term debt principal payments and $10.4 million for obligations under capital lease.
Cash Requirements
     At December 31, 2006, we had certain contractual obligations, which require us to make payments as follows:

	Payments Due by Year (as of December 31, 2006)
		Less Than			More Than
Contractual Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Debt and leases:
Revolving credit facility(1)	$—	$—	$—	$—	$—
Long-term debt	650,031	10,972	10,664	379,450	248,945
Operating leases	96,616	29,073	43,752	18,959	4,832
Other:
Swine contract payments (2)	127,018	42,462	48,985	35,571	—
Non-cancelable purchase commitments (3)	2,337,831	2,259,153	67,438	11,240	—
Other obligations(4)	13,364	6,270	2,863	2,899	1,332
Total contractual obligations(5)	$3,224,860	$2,347,930	$173,702	$448,119	$255,109

(1)	A $225 million facility, of which $174.4 million was available as of December 31, 2006. A total of $50.6 million of the $225 million commitment was unavailable due to outstanding letters of credit. This facility was undrawn as of December 31, 2006. For more information regarding the credit facility, please see the caption below entitled “Principal Debt Facilities.”

(2)	Includes contractual commitments to purchase weaner pigs, feeder pigs, and producer services accounted for in our Feed and Other segments. In Feed, we enter into commitments to purchase weaner and feeder pigs from producers and generally have commitments to immediately resell the animals to swine producers. Market exposure is managed by procuring contracts to resell the pigs at terms that capture the pig cost and associated margin. In our Other segment, we account for purchase commitments used to source feeder pigs for our Aligned System program. We sold our sow herd and feeder pig inventory and the production facilities for our Aligned System program as part of the sale of swine production assets to Maschhoff West LLC in February 2005, but retained long-term agreements to supply feeder pigs to our local cooperative members. For the Aligned System program, pigs are purchased from Maschhoff West LLC utilizing fixed or variable pricing and immediately resold utilizing similar pricing under sales contracts with local cooperatives. Our profit or loss from these programs is minimal.

(3)	Primarily for raw materials in Dairy Foods, Feed, Seed and Layers. These purchase commitments, estimated for this table, are contracted on a short-term basis, typically for one year or less.

(4)	Primarily represent contractual commitments to purchase marketing and consulting services and capital equipment.

(5)	Does not include contingent obligations under our pension and postretirement plans. For accounting disclosures of our pension and postretirement obligations, see Note 11 in “Item 8. Financial Statements and Supplementary Data.”

     We expect total capital expenditures to be approximately $125 million in 2007. Of such amount, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures will be required. We incurred $83.8 million in capital expenditures for the year ended December 31, 2006, compared to $70.4 million and $96.1 million in capital expenditures for the years ended December 31, 2005 and 2004, respectively.
     In 2007, we expect our total cash payments to members to be approximately $53 million for revolvement, cash patronage and estates and age retirements.

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
     MoArk has guaranteed certain loan agreements for an equity investee. MoArk is responsible for 50% of the outstanding balance of these guaranteed notes totaling $10.9 million as of December 31, 2006. These notes are fully secured by collateral of the equity investee.
Principal Debt Facilities
     In August 2006, we completed an amended and restated $225 million, five-year secured revolving credit facility, arranged by JPMorgan Chase Bank. This facility replaced the $200 million revolving credit facility which was scheduled to terminate in January 2007. Under this facility, lenders have committed to make advances and issue letters of credit until August 2011 in an aggregate amount not to exceed $225 million. Borrowings under the amended facility are not subject to a borrowing base limitation. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on our leverage ratio at the end of December of 2006, the LIBOR margin for the revolving credit facility is 125 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at our election. There was no outstanding balance on our revolving credit facility at December 31, 2006 and no balance was outstanding under the prior facility at December 31, 2005.
     In September 2006, we completed an amended and restated $200 million, five-year receivables securitization facility arranged by CoBank ACB. This facility updated and replaced the previous $200 million securitization facility which was scheduled to terminate in January 2007. Land O’Lakes and certain wholly-owned consolidated entities sell Feed, Dairy Foods, Seed and certain other receivables to LOL SPV, LLC, a wholly owned special purpose entity (“the SPE”). The Company sells the receivables to the SPE in order to obtain financing for its short-term borrowing needs. Under this facility, the SPE enters into borrowings with CoBank which are effectively secured solely by the SPE’s receivables. The SPE does not meet the definition of a qualified special purpose entity under the terms of the amended receivables securitization facility, and accordingly as of September 6, 2006, the assets and liabilities of the SPE were fully consolidated in the Company’s consolidated financial statements. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. At December 31, 2006, the SPE’s receivables were $342.6 million. The effective cost of the amended facility is LIBOR plus 87.5 basis points. At December 31, 2006, there were no borrowings outstanding with CoBank and $200 million was available under this facility. At December 31, 2005 the SPE had no borrowings outstanding with CoBank under the previous facility.
     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes are callable beginning in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price is 102.25%. The notes are callable at par beginning in December 2009. The balance outstanding for these notes at December 31, 2006 was $175 million.
     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes became callable in November 2006 at a redemption price of 104.375%. In November 2007 and 2008, the redemption price will decline to 102.917% and 101.458%, respectively. The notes are callable at par beginning in November 2009. In September 2005, $3.8 million of these notes were tendered in accordance with the terms of the indentures of the notes which required a par offer in August 2005 as a result of receiving cash proceeds from the sale of our investment in CF Industries. In November 2005, we completed a “modified Dutch Auction” cash tender for these notes and purchased $149.7 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount. The balance outstanding for these notes at December 31, 2006 was $196.5 million.

     In addition to the modified Dutch Auction, we, or our affiliates, are permitted by the indentures governing our 8.75% senior unsecured notes and our 9% senior secured notes to make open market purchases of such notes, on such terms and at such prices as we or our affiliates may determine. No such purchases were made in 2006.
     We use interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps is to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At December 31, 2006, the aggregate notional amount of the swaps was $102 million. The swap fair value was a liability of $2.0 million at December 31, 2006, which is reflected in employee benefits and other liabilities in our consolidated balance sheet, and the fair value adjustment on the hedged debt was included in long-term debt in the consolidated balance sheet at December 31, 2006.
     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. At December 31, 2006, the outstanding balance of Capital Securities was $190.7 million.
     In May of 2006, the Company’s MoArk subsidiary entered into a $40 million revolving credit facility to replace its prior facility which expired on May 31, 2006. The $40 million facility is subject to a borrowing base limitation and terminates June 1, 2009. Borrowings under the revolving credit facility were $13.0 million at December 31, 2006, and $19.0 million was outstanding under the prior facility at December 31, 2005. The revolving credit facility is subject to certain debt covenants which were all satisfied as of December 31, 2006. MoArk had outstanding notes and term loans of $44.0 million and $59.1 million as of December 31, 2006 and December 31, 2005, respectively. The decline in MoArk’s long-term debt was primarily due to payments on various term notes and loans from cash proceeds received from the disposal of assets related to its liquid egg operations.
     The credit agreements relating to the revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain certain interest coverage and leverage ratios. Land O’Lakes debt covenants were all satisfied as of December 31, 2006.
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

Capital Leases
     At December 31, 2006, the Company had $7.8 million in obligations under capital lease for MoArk which represents the present value of the future minimum lease payments for the leases. MoArk leases machinery, buildings and equipment at various locations. The interest rates on the capital leases range from 6.00% to 8.95% with the weighted average rate of 7.64%. The weighted average term until maturity is three years.
Off-Balance Sheet Arrangements
     We also lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $55.2 million for the year ended December 31, 2006, $53.1 million for the year ended December 31, 2005 and $51.5 million for the year ended December 31, 2004. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases.
Critical Accounting Estimates
     We utilize certain accounting measurements under applicable generally accepted accounting principles, which involve the exercise of management’s judgment about subjective factors and estimates about the effect of matters which are inherently uncertain. The following is a summary of those accounting measurements which we believe are most critical to our reported results of operations and financial condition.
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
     Derivative Commodity Instruments. In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed; and soybeans in Seed. In addition, sales contracts with various customers are used to varying degrees to lock in prices. We use derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, to reduce exposure to changes in commodity prices for our inventory and fixed or partially fixed purchase and sales contracts. These contracts are not designated as hedges under Statement of Financial Accounting Standards “(SFAS)” No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures contracts are marked-to-market (either Chicago Mercantile Exchange or Chicago Board of Trade) on the last day of each month and gains and losses (“unrealized hedging gains and losses”) are recognized as an adjustment to cost of sales. The Company has established formal position limits to monitor its hedging activities and generally does not use derivative commodity instruments for speculative purposes.
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
     Recoverability of Long-Lived Assets. The test for goodwill impairment is a two-step process and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured in the second step as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. The test for impairment of unamortized other intangible assets is performed on at least an annual basis. The Company deems unamortized other intangible assets to be impaired if the carrying amount of an asset exceeds its fair value. The Company tests the recoverability of all other long-lived assets whenever events or changes in circumstance indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems these other assets to be impaired if a forecast of undiscounted future operating cash flows is less than their carrying amount. If these other assets were determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. In assessing the recoverability of the Company’s long-lived assets, management relies on a number of assumptions including operating results, business plans, economic projections, and marketplace data. Changes in these factors and/or changes in the economic environment in which we operate may result in future impairment charges.
     Pension and Other Post-Retirement Plans. Accounting for pension and other postretirement liabilities requires the estimation of several critical factors. Key assumptions that determine this liability and related earnings or expense include the discount rate and expected rate of return on plan assets. The discount rate for our pension and other postretirement benefit plans is determined annually based a hypothetical double A yield curve represented by a series of annualized individual discount rates from one-half to thirty years. The discount rate used to determine the benefit obligations at December 31 is also used to determine the interest component of pension and postretirement expense for the following year.
     Our expected rate of return on plan assets is determined by our asset allocation, historical long-term investment performance, and our expectation of the plans’ investment strategies. The expected rate of return on plan assets for 2007 is 8.25% compared to 8.25% for 2006. Actual future net pension and postretirement benefits expense will depend on each plan’s investment performance, changes in future discount rates and various other factors related to the populations participating in the plans.

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position, and requires additional disclosures in the notes to consolidated financial statements. This pronouncement is effective December 31, 2007, and the Company is currently assessing the impact of adopting SFAS No. 158.
     In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS No. 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. This pronouncement is effective January 1, 2008, and the Company does not expect this statement to have a material impact on its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 was adopted for the year ended December 31, 2006 and had no impact on the Company's consolidated financial statements.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company has completed its initial evaluation of the impact of this standard and does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment.” This Statement eliminated the alternative of accounting for share-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised standard requires the recognition of the fair value of share-based compensation in net earnings in the period the employee becomes eligible for the award. This Statement was effective January 1, 2006 and did not have a material impact on the Company’s consolidated financial statements. See Note 12 in “Item 8 Financial Statements and Supplementary Data” for further discussion of this Statement.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Risk
     In the ordinary course of business, we purchase and sell commodities which are subject to market risk resulting from changes in prices. We monitor our positions for all commodities and utilize futures and option contracts offered through regulated commodity exchanges to reduce exposure to changes in commodity prices. Certain commodities cannot be hedged with futures or option contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward contracts to the extent practical so as to arrive at a net commodity position within the formal position limits set by us and deemed prudent for each of those commodities. Commodities for which futures and options contracts are available are also typically hedged first in this manner, with futures and options used to hedge within position limits that portion not covered by forward contracts. We generally do not use derivative instruments for speculative purposes. See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation” for further information.
     The Company enters into futures and options contract derivatives to reduce risk on the market value of inventory and fixed or partially fixed purchase and sale contracts. The notional or contractual amount of derivatives provides an indication of the extent of the Company’s involvement in such instruments at that time but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of the notional or contractual amounts and the fair value of assets (liabilities) of these derivative financials instruments at December 31 is as follows:

	At December 31,
	2006		2005
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	($’s in thousands)
Commodity futures and options contracts
Commitments to purchase	$168,336	$10,508	$177,507	$(433)
Commitments to sell	(91,642)	(4,932)	(61,162)	(4,477)

	Year Ended December 31,
	2006		2005
		Realized		Realized
	Notional	Gains	Notional	Gains
	Amount	(Losses)	Amount	(Losses)
	($’s in thousands)
Commodity futures and options contracts
Total volume of exchange traded contracts:
Commitments to purchase	$908,773	$(32,225)	$1,150,192	$21,305
Commitments to sell	(1,097,202)	10,980	(1,080,452)	(18,904)
Interest Rate Risk
     We are exposed to market risk from fluctuations in interest rates. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value resulting from a decrease in interest rates. The fixed rate debt as of December 31, 2006 totaled $593.2 million. A 10% adverse change in market rates would potentially impact the fair value of our fixed rate debt by approximately $14 million. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Holding other variables constant, including levels of floating-rate indebtedness, a one-percentage point increase in interest rates would have an immaterial impact on net earnings and cash flows for 2006.
     The Company uses interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps is to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. The interest rate swaps are designated as fair value hedges of our fixed rate debt. As critical terms of the swaps and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains or losses on the swaps are completely offset by the fair value adjustment of the underlying debt. At December 31, 2006, the aggregate notional amount of the swaps was $102 million. The swap fair value was a liability of $2.0 million at December 31, 2006, which is reflected in employee benefits and other liabilities in the consolidated balance sheet, and the fair value adjustment on the hedged debt was included in long-term debt in the consolidated balance sheet at December 31, 2006.
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
Item 9B. Other Information.
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The following table sets forth certain information with respect to our directors and executive officers as of March 15, 2007:

Name	Age	Title
Chris Policinski	48	President and Chief Executive Officer
Daniel Knutson	50	Senior Vice President and Chief Financial Officer
Steve Dunphy	49	Executive Vice President and Chief Operating Officer, Dairy Foods Value Added
Alan Pierson	56	Executive Vice President and Chief Operating Officer, Dairy Foods Industrial
Fernando Palacios	47	Executive Vice President and Chief Operating Officer, Feed
David Seehusen	60	Executive Vice President and Chief Operating Officer — Seed
Barry Wolfish	50	Vice President, Corporate Strategy & Business Development
Jim Fife	57	Vice President, Public Affairs
Peter Janzen	47	Vice President, General Counsel
Karen Grabow	57	Vice President, Human Resources
Robert Bignami	64	Director
Lynn Boadwine	43	Director
Harley Buys	54	Director
Dennis Cihlar	57	Director
Ben Curti	56	Director
Jim Hager	55	Director
Gordon Hoover	49	Director
Pete Kappelman	44	Director, Chairman of the Board

Name	Age	Title
Cornell Kasbergen	49	Director
Paul Kent, Jr.	56	Director
Larry Kulp	64	Director
Charles Lindner	54	Director
Robert Marley	55	Director
Jim Miller	65	Director
Ronnie Mohr	58	Director, First Vice Chairman of the Board
Ron Muzzall	44	Director
James Netto	47	Director
Art Perdue	62	Director
Douglas Reimer	56	Director, Secretary
Richard Richey	58	Director
Floyd Trammell	51	Director
Myron Voth	53	Director
Thomas Wakefield	57	Director
John Zonneveld, Jr.	53	Director
Howard Liszt	60	Nonvoting Advisory Member
Robert Thompson	61	Nonvoting Advisory Member
Mary Shefland	56	Nonvoting Advisory Member
     Unless otherwise indicated below, each officer is elected by and serves at the pleasure of the Board of Directors and each director and officer of Land O’Lakes has been in his/her current profession for at least the past five years.
     Chris Policinski, President and Chief Executive Officer since October 2005. Prior to becoming President and Chief Executive Officer, Mr. Policinski was the Executive Vice President and Chief Operating Officer of the Dairy Foods division beginning in March 2002. From 1999 to 2002, Mr. Policinski served as our Executive Vice President of the Dairy Foods division’s Value Added Group. Prior to his current position, he was Vice President of Strategy, Business Development and International Development. Before joining Land O’Lakes, Chris spent four years with The Pillsbury Company in leadership roles in Marketing/General Management as Vice President of their Pizza and Mexican Food Groups.
     Daniel Knutson, Senior Vice President and Chief Financial Officer of Land O’Lakes since 2000. Mr. Knutson began his career at the Company in 1978. He received his BS Degree in Accounting in 1977 and MBA with emphasis in Finance in 1991, both from Minnesota State University — Mankato, and has earned his CPA and CMA certifications.
     Fernando Palacios, Executive Vice President and Chief Operating Officer of the Feed division since December 2004. Prior to his appointment to this position, Mr. Palacios served as Vice President Operations and Supply Chain of the Dairy Foods division since 2000. Before joining Land O’Lakes, Mr. Palacios served as the Director of Consumer Goods Consulting at KPMG LLP from 1997 to 2000.
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
     Jim Fife, Vice President of Public Affairs since August 2004. Prior to his appointment to this position Mr. Fife was the General Manager of the Ag Supply Co-op located in Wenatchee, Washington for 21 years. Mr. Fife sat on the Company’s board of directors from 1991-2004, serving the final three years as Chairman.

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
     Jim Hager has held his position as director since February 2006 and his present term of office will end in February 2010. Mr. Hager manages Harmony Country Cooperative, located in Colby, Wisconsin. Mr. Hager also serves on the Board of Directors of the Mid Wisconsin Bank, located in Medford, Wisconsin
     Gordon Hoover has held his position as director since 1997 and his present term of office will end in February 2009. Mr. Hoover owns a dairy operation in Pennsylvania that consists of 120 head of Holstein cows and 120 replacements and farms 188 acres of corn and alfalfa.
     Pete Kappelman has held his position as Chairman since February 2004, and as director since 1996. Mr. Kappelman’s present term of office as a director will end in February 2011. Mr. Kappelman is co-owner of Meadow Brook Dairy Farms, LLC, a dairy farm in Wisconsin.
     Cornell Kasbergen has held his position as director since 1998 and his present term of office will end in February 2008. Mr. Kasbergen operates a dairy in California.
     Paul Kent, Jr. has held his position as director since 1990 and his present term of office will end in February 2010. Mr. Kent operates a dairy farm in Minnesota.
     Larry Kulp has held his position as director since February 2003 and his present term of office will end in February 2011. Mr. Kulp is a partner in his family dairy farm, Kulp Family Dairy, LLC, located in Martinsburg, Pennsylvania.
     Charles Lindner has held his position as director since 1996 and his present term of office will end in February 2009. Mr. Lindner operates a dairy farm in Wisconsin.
     Robert Marley has held his position as director since 2000 and his present term of office will end in February 2011. Mr. Marley is President and Chief Executive Officer of Jackson Jennings Farm Bureau Co-operative Association, a local cooperative located in Seymour, Indiana.
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

     Ron Muzzall has held his position as director since February 2006 and his present term of office will end in February 2010. Mr. Muzzall is the Managing Partner of Muzzall Farms, the Manager of 3Sisters Cattle Co., LLC and the President of RSM Development Corp.
     James Netto has held his position as director since February 2007 and his present term of office will end in February 2011. Mr. Netto is the President of Netto Ag Inc., a custom silage harvesting company. He also oversees the operations of Double “N” Dairy, a subsidiary of Netto Ag Inc., that milks approximately 1,000 Holstein cows and farms 400 acres of corn, wheat and pistachios. Mr. Netto serves as Vice President of Penny Newman Grain, Inc., an entity which sold its interest in Penny Newman Milling, LLC to Land O’Lakes, Inc. in January 2006.
     Art Perdue has held his position since February 2004 and his present term of office will end in February 2008. Mr. Perdue manages Farmers Union Oil Company in North Dakota, a diversified cooperative.
     Douglas Reimer has held his position as director since 2001 and his present term of office will end in February 2011. Mr. Reimer is the managing partner of Deer Ridge S.E.W. Feeder Pig LLC, located in Iowa.
     Richard Richey has held his position as director since February 2004 and his present term of office will end in February 2008. Mr. Richey is the general manager of Husker Co-Op in Columbus, Nebraska, a full-service cooperative with 10 locations.
     Floyd Trammell has held his position as director since February 2005 and his present term of office will end in March 2008. Mr. Trammell is the manger of Farmers, Inc., a locally-owned cooperative located in Mississippi.
     Myron Voth has held his position as director since February 2007 and his present term of office will end in March 2008. Mr. Voth operates Upland Farms where he milks approximately 100 Holstein cows and farms about 1,000 acres. Mr. Voth is also the Chair of Mid-Kansas Cooperative (Moundridge, KS), a local, full-service cooperative.
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
     Mary Shefland is a nonvoting advisory member of the board. Ms. Shefland serves the Board on an annual basis, and was first appointed in 2004. Ms. Shefland is a certified public accountant and works as a tax manager at Olsen, Thielen & Co., Ltd., a Minnesota-based accounting and consulting firm. Ms. Shefland received her B.S. in economics from Minnesota State University – Mankato and operates a corn and soybean farm with her husband in southern Minnesota.
     Howard Liszt is a nonvoting advisory member of the board. Mr. Lizst serves the Board on an annual basis, and was first appointed in 2006. Mr. Lizst joined Campbell Mithun (a national marketing communications agency) in 1976. Mr. Liszt was promoted to General Manager of Campbell Mithun in 1984; President/Chief Operating Officer of the agency in 1994; and Chief Executive Officer in 1994. After retiring from Campbell Mithun in 2000, Mr. Liszt joined the University of Minnesota as a Senior Fellow in the School of Journalism and Mass Communications. Mr. Liszt currently serves on the Board of Directors of Restore Medical, Inc., and served as Chairman of the Board of Directors of Zomax Incorporated until that entity was sold in 2006. Mr. Liszt holds a Bachelor of Arts in Journalism and Marketing and a Master of Science in Marketing from the University of Minnesota.
     Professor Robert Thompson is a nonvoting advisory member of the board. Professor Thompson serves the Board on an annual basis, and was first appointed in 2006. Professor Thompson holds the Gardner Chair in Agricultural Policy at the University of Illinois in Urbana-Champaign, where he carries on an active program of classroom- and extension-education in public policy. He serves on the USDA-USTR Agricultural Policy Advisory Committee for Trade and as Chairman of the International Food and Agricultural Trade Policy Council. From mid-1998 until late 2002, Professor Thompson was at the World Bank where he served as its Director of Rural Development, with administrative responsibility for the Bank’s worldwide agriculture, forestry and rural development programs. He also served as the Bank’s Senior Advisor for Agricultural Trade Policy. Professor Thompson is a Bachelor of Science graduate of Cornell University and earned both his Master of Science and doctor of philosophy degrees from Purdue University.

     The Land O’Lakes board is made up of 24 directors. Twelve directors are chosen by our dairy members and 12 by our Ag members. Each board member must also be a member of the group of members, dairy or Ag, which elects him or her. The board may also choose to elect up to 3 nonvoting advisory members. Currently, there are three such advisory board members, one of whom, Ms. Shefland, was appointed to the audit committee to provide additional guidance to the audit committee with respect to financial matters. Our board of directors governs our affairs in virtually the same manner as any other corporation. During 2006, the board met eight times. Each director attended at least six of the meetings. See “Item 1. Business — Description of the Cooperative — Governance” for more information regarding the election of our directors.
     We have seven committees of our board of directors: the Executive Committee, the Advisory Committee, the Audit Committee, the Governance Committee, the Expense Committee, the PAC Committee and the Board Performance/Operations Committee.
     The Company’s Board of Directors passed a resolution in 2004, stating that the Company will not designate an audit committee financial expert, as such term is defined in Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission. Similar to other cooperative corporations, the Company’s Board of Directors is comprised of cooperative members who become members by virtue of purchases they make of cooperative products or sales they make to the cooperative. Accordingly, while each Board member possesses a strong agricultural background, no current member possesses, in the Board’s present estimation, the requisite experience to qualify as audit committee financial expert. As noted above, the Board of Directors, in December 2004, appointed Ms. Shefland, a non-voting advisory member of the Board, to the audit committee to provide additional guidance to the committee with respect to financial matters.
     We transact business in the ordinary course with our directors and with our local cooperative members with which the directors are associated. Such transactions are on terms no more favorable than those available to our other members.
     The Company maintains a code of ethics applicable to it senior financial officers, which include, the chief executive officer, the chief financial officer, the chief operating officers of each operating division, the treasurer, the controller and any person serving in a similar capacity. The code is a “code of ethics” as defined by applicable rules promulgated by the Securities and Exchange Commission. The code is publicly available on the Company’s website at www.landolakesinc.com. If the Company makes any amendments to the code other than technical, administrative or other non-substantive amendments, or grants any waivers from a provision of this code to a senior financial officer, the Company will disclose, on its website, the nature of the amendment or waiver, its effective date and to whom it applies.
Item 11. Executive Compensation.
Overview
     The Board of Directors of Land O’Lakes, Inc. (the “Company”) has delegated to the Executive Committee of the Board responsibility for reviewing and overseeing the Company’s executive compensation programs and policies.
     The Committee members are all members of our Board of Directors and are not employees or officers of the Company.
     The Company is a Subchapter T cooperative corporation, organized under the laws of Minnesota. This corporate form has an impact on the design of our executive compensation programs, since it is not possible for us to offer publicly-traded equity-based programs. The Executive Committee of the Board and the President & Chief Executive Officer (the “President”) believe it necessary to offer market-competitive compensation opportunities to executive officers in order to attract and retain talent. Therefore, we have implemented a set of non-equity compensation programs, both short term and long term, to help position us to compete with public companies for talent.
Philosophy
     Our executive compensation programs are designed to align the interests of cooperative members and executive officers. In addition, programs are designed to ensure the attraction and retention of talent. To accomplish these overarching design objectives, our executive compensation programs are intended to:
•	Deliver market-competitive compensation

•	Reflect an acceptable degree of internal equity among executive officers; that is, comparable compensation opportunities for positions of comparable content and ability to impact company performance

•	Provide a sharpened focus on key financial measures, reward executives for success in meeting and exceeding financial goals, and motivate executives to exceed financial goals

•	Reinforce a culture of performance

•	Be affordable in the context of Board-approved short and long-term financial goals
Process
          Management is responsible for bringing executive compensation program and policy recommendations to the Executive Committee. Generally, recommendations are developed through consultation with internal Human Resources employees. No less frequently than every other year, Human Resources engages an external consultant to review program designs and reports the results to management and to the Executive Committee.
          The Executive Committee holds the authority to make decisions on compensation for the President and reports such decisions to the Board of Directors. The President holds the authority to make individual compensation decisions (e.g., salary increases) relating to executive officers, other than himself.
          To support the executive compensation program and policy design decisions and individual compensation decisions, Human Resources reviews, analyzes and communicates benchmark information to the Executive Committee and the President. Human Resources utilizes executive compensation survey sources developed by nationally-recognized third-party consultants. General industry data is utilized, as executive officers within the Company are viewed as being marketable across a broad set of industries. The surveys are utilized for benchmarking compensation levels as well as compensation practices such as the allocation of long-term versus currently paid compensation.
          During 2006, Human Resources engaged an external consultant to analyze president-level compensation and to propose a compensation range for that position. This analysis considered general industry compensation data, compensation data from comparable companies in the food and chemical industries, and private company compensation data. The analysis and proposal was reviewed with the Executive Committee and formed the basis of the 2007 compensation structure for the President and Chief Executive Officer.
Compensation Structure
The Company’s executive compensation structure is composed of five elements:
•	Annual base salary

•	Annual and long-term variable compensation

•	Long-term equity value incentive compensation

•	Retirement benefits

•	Perquisites and other personal benefits
          To implement the above-described philosophy, a significant portion of compensation is allocated to “at-risk”, or variable compensation. Allocation among the first three elements listed above is based on review and analysis of market data, utilizing the compensation surveys described above. For each executive officer position, target compensation levels for these elements are based primarily on market data and secondarily on internal equity considerations (that is, the desire to have similar annual and long-term percentage targets for similar positions). For the last two elements listed above, decisions on benefit levels are based primarily on review of market practices, and benefit levels are generally set at the market median.
          We generally set target compensation levels at, or somewhat below the public company median of the market for executive officer positions, other than the President. The target compensation level for the President position is set somewhat below the private company market median for companies of comparable revenue scope, which is well below the market median for public companies of comparable revenue scope. We structure compensation so that target levels of pay will be achieved for target levels of financial performance. In addition, the compensation programs are structured so that below target compensation will be earned for below target financial performance. Conversely, above target compensation will be earned for above target financial performance.
Annual Base Salary. We provide base salaries to our executive officers to compensate them for carrying out daily job responsibilities. A base salary midpoint is established for each executive officer position based on position-specific data, with the midpoint generally set at the market median. In addition, for each position a salary range is established that reflects midpoint plus or minus 20%.

          The President determines actual base salary within the applicable salary range for those on his staff. The position within the range for a particular executive officer is based on performance, retention considerations, and internal equity considerations. Factors considered in assessing performance are annual financial results, progress on key strategic imperatives, and display of critical leadership competencies. Merit increases for executive officers are considered once a year and, if earned, take effect in April. Base salary adjustments may also be made during the year to address changes in position scope, equity considerations, or retention considerations.
          The Executive Committee establishes the salary midpoint and range for the President and Chief Executive position and determines pay for the incumbent within the range. The Executive Committee follows the same process (i.e., use of market data and annual review) outlined in the above paragraph. The salary range and actual pay within the range for the incumbent is determined by the Executive Committee in December and is effective on January 1 of the upcoming year.
Annual and Long-Term Variable Compensation. Our executive officers participate in two variable compensation programs that reward for performance against Board-approved financial targets.
The administrative mechanics of both plans are the same, and are as follows:
•	The Executive Committee is responsible for reviewing and approving the plan design while management is responsible for recommending the plan design.

•	All executive officers are eligible to participate in the variable compensation plans. The President can, in the President’s sole discretion, exclude an executive officer from either or both plans for business reasons. No exclusions were made under either plan for payments earned in 2006.

•	The President reserves the right to, in the President’s sole discretion, increase, reduce, or withhold awards under the plans to executive officers where unusual circumstances warrant. This discretion was not applied in 2006 to any named executive officer. There is no provision in either plan to recoup payment from an executive officer once payment has been made.

•	Unique nonrecurring business events that have a substantial impact on the Company’s financial results in a given year may be excluded from the calculations for determining awards from the plans. An example would be a major gain or loss from an acquisition or divestiture. Amounts to be excluded are determined by the President and reported to the Executive Committee. The Executive Committee must approve any amounts to be excluded for purposes of determining the President’s award.

•	The Board of Directors annually approves the financial targets for each plan. In addition, the actual results for the measures in each plan are reviewed and approved by the Executive Committee after the performance period closes. Along with this, the total of the calculated award amounts for all executive officers is reviewed by the Executive Committee annually.

•	The Executive Committee approves the calculated awards for the President and has the sole discretion to increase, reduce, or withhold calculated awards for the President under the plans where unusual circumstances warrant.

•	Amounts earned under the variable compensation plans by named executive officers in 2006 are shown in the “Non-equity Incentive Plan” column of the “Summary Compensation Table”.

•	Executive officers can elect in advance to defer all or a portion of their earned awards. Earnings under both plans are included as eligible earnings for purposes of our qualified and non-qualified retirement programs.
Details of the variable compensation plans are outlined below.
Annual Variable Compensation. The Land O’Lakes Executive Annual Variable Compensation Plan has the following objectives:
•	Recognize and reward achievement of both overall Company results and business unit results.

•	Integrate business strategies with the compensation structure and align individual efforts in achieving Company and business unit results.

•	Provide a market-competitive variable compensation element.
          Each of the named executive officers has a target award opportunity that is based on market data and on internal equity considerations; that is, the desire to have similar percentage variable pay targets for positions of similar content and/or scope. The target award opportunity is expressed as a percentage of an executive’s annual earnings, which includes pay received during the plan year for base salary, paid time off, holidays, funeral leave, and jury duty. The target award opportunities range from 50% to 80% of annual earnings for the named executive officers and the target for other executive officers is generally 40%. The target award opportunity for the President is 80% of annual earnings. Actual awards can range from 0 to 2 times the target award opportunity, based on performance. For example, if a named executive officer has a target award opportunity of 50% of annual earnings, then the actual award in a given year could fall between 0% and 100% (2 times 50%) of annual earnings. The award range of 0 to 2 times target award opportunity is based on modal market data.
          There are three performance measurements in the plan: Return on Equity, Pre-tax Earnings and Return on Invested Capital (ROIC). These measures are in place because they align directly with member objectives of increased returns and enhanced ownership value. At target performance levels, these three measures account for 85% of the award opportunity for an executive officer. The remaining 15% is based on performance against individual objectives. The allocation of measures and objectives, at target performance levels, by corporate and business unit executive officer is as follows:

	Measure as % of Total Target Award
	Opportunity
		Business Unit
	Corporate Officer	Officer
Total Company ROE	20%	20%
Total Company Pre-tax Earnings	40%	0%
Business Unit Pre-tax Earnings	0%	40%
Total Company ROIC	25%	0%
Business Unit ROIC	0%	25%
Individual Objectives	15%	15%
Total	100%	100%
For each of the three financial measures:
•	Actual performance must reach 85% of the Board-approved plan (the “Plan”) in order for an award for that measure to be earned. At 85% performance on all measures, an award of 45.8% of target is earned.

•	Actual performance must reach 100% of Plan in order for a target award for that measure to be earned.

•	For the ROE measure, performance must reach 200% of Plan for the maximum award for the measure to be earned. For Pre-tax Earnings and ROIC measures, performance must reach 175% of Plan in order for the maximum award for the measure to be earned.
          The maximum payout on the individual objective award is 15 points.
          No payment is earned if the executive officer voluntarily terminates employment (prior to early retirement eligibility) before the Plan (fiscal) year ends. This element is in place to facilitate retention. Prorated awards are earned in the event of retirement, death, or disability before the end of the year.
          No awards under the Plan will be made if Company net earnings, including any accruals for incentive payouts, do not exceed $0 (breakeven).
          For 2006, performance ranging from 104% to 116% of Board-approved financial targets was achieved on the above Total Company measures. Based on this performance, Mr. Policinski earned a 2006 award of $682,800, Mr. Knutson earned a 2006 award of $308,414, and Mr. Janzen earned a 2006 award of $198,532. Based on this performance and on above-plan business unit Pre-tax Earnings and ROIC performance, Mr. Palacios earned a 2006 award of $300,045 and Mr. Seehusen earned a 2006 award of $229,565.
Executive Long-Term Variable Compensation Plan (LTIP). Land O’Lakes has a focus on increasing member value. The LTIP is provided to executive officers because they can influence long-term business success. The LTIP has the following objectives:
•	Link executive pay with long-term business performance.

•	Align management and member interests.

•	Provide for a competitive pay element and encourage retention of key executives.

•	Drive performance of individual business units.
          Each of the named executive officers has a target award opportunity that is based on market data and on internal equity considerations; that is, the desire to have similar percentage variable pay targets for positions of similar content and / or scope. The target award opportunity is expressed as a percentage of annual salary. For LTIP, annual salary is defined as the base salary that is in place for the executive officer at the beginning of the last year of the applicable performance period. The target award opportunities range from 50% to 90% of annual salary for the named executive officers and the target for other executive officers is generally 50% of annual salary. The target award opportunity for the President is 90% of annual salary. Actual awards can range from 0 to 1.25 times the target award opportunity, based on performance. For example, if a named executive officer has a target award opportunity of 50% of annual salary, then the actual award in a given year could fall between 0% and 62.5% (1.25 times 50%) of annual salary. The maximum award opportunity under this program is below median and modal market levels, in order to limit the potential cost of the program.
          Performance is measured over a three-year period and performance periods overlap. During 2006, three performance cycles were in process; 2004-06, 2005-07 and 2006-08. There are two performance measurements in this plan; Pre-tax Earnings and Return on Invested Capital (ROIC). The formula for determining awards under the LTIP is a matrix that reflects cumulative Pre-tax Earnings and average ROIC over the three-year period. The measures for this plan are consistent with those of the annual variable compensation plan in order to encourage consistent short and long-term focus. LTIP awards are determined by application of the matrix as follows:
•	Actual performance on both measures must reach 85% of Plan in order for payments to be earned. At 85% performance on both measures, an award of 40% of target is earned.

•	Actual performance on both measures must reach Plan, or actual performance on at least one measure must exceed Plan in order for a target award to be earned.

•	Actual performance on both measures must reach 110% of Plan in order for the maximum award of 125% of target to be earned.

•	The financial goals for corporate executive officers are tied 100% to Company results while the financial goals for executive officers assigned to a business unit are tied 100% to the business unit.
          No payment is earned if the executive officer voluntarily terminates employment (prior to early retirement eligibility) before a performance period is complete. This element is in place to facilitate retention. Prorated awards are earned in the event of retirement, death, or disability before the end of a performance period.
          Mr. Seehusen earned an award of $175,138 under the 2004-06 performance period of this plan, based on financial performance in the Seed business unit that exceeded Plan. The earned amount is included in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table”. No other named executive officers earned an award for the 2004-06 performance period.
Long-Term Equity Value Incentive Compensation. Our executive officers participate in the Cooperative Value Incentive Plan (CVIP). Since Land O’Lakes does not have publicly-traded equity, the CVIP has been designed to act as a reasonable proxy for a public company stock option or stock appreciations rights plan. Accordingly, the primary objective of CVIP is to align long-term variable compensation with actual value created for our member owners over time. The reward potential of CVIP is designed to motivate leaders to act as owners and share in the long-term incremental value creation of our Company. Additionally, the CVIP is considered to be a deferred compensation plan and is operated in conformance with Internal Revenue Code Section 409A (“IRC 409A”).
          The CVIP is a value appreciation rights plan, in which all executive officers, including the President, are eligible to participate. Participants receive a grant of Value Appreciation Rights (VAR) Units on an annual basis. The President annually determines the number of VAR Units granted to executive officers based on plan guidelines. The President reports the aggregate grant amounts to the Executive Committee. The Executive Committee annually determines the number of VAR Units granted to the President based on plan guidelines. A maximum of 200,000 VAR Units can be granted in any given year to all participants in the aggregate. All grants made in a given year have the same grant price; that is, the price determined from the financial results of the previous fiscal year. All grants made in a given year have a grant date of January 1 of the year. During 2006, all VAR Unit grants provided to executive officers and to the President were at the target levels outlined in the plan. The total number of VAR Units granted in 2006 to executive officers was 67,500, with named executive officers receiving a total of 27,000, including a grant of 12,000 VAR Units to the President.

          VAR Units vest over a period of fours years, with 25% of the Units vesting on December 31 of the year of grant. Vesting accelerates in the event that an executive officer voluntarily terminates employment after reaching early retirement eligibility (at least age 55 with at least 10 years of service). Vesting also accelerates if an executive officer is deemed to have terminated employment after going on long-term disability.
          Executive officers are required to elect the year in which VAR Unit value is to be distributed. The earliest year that can be elected for distribution of VAR Unit value is the year after the VAR Unit vests. The latest distribution year that can be elected is the year following the year in which the executive officer will reach normal retirement age, as defined in the Land O’Lakes Pension Plan. Distribution elections can be changed, but on a restrictive basis that is in conformance with IRC 409A (which covers deferred compensation).
          Elected distribution schedules are overridden in the event of the participant’s termination of employment or death. In the event of termination of employment, payment of vested value is made within 90 days and all unvested VAR Units are cancelled. In the event of death, payment of vested value is made in February of the following year and all unvested VAR Units are cancelled.
          The VAR Unit value distributed to participants is the spread between the current VAR Unit price and the VAR Unit grant price, multiplied by the number of VAR Units cashed in. All elected distributions are made in February of the year elected, using the current price set as of December 31 of the previous fiscal year. During 2006, no distributions were made to named executive officers. Earnings under this plan are not included as eligible earnings for purposes of the Land O’Lakes Qualified and Non-qualified Retirement Programs.
          The VAR Unit price is calculated using a set formula. The formula determines an “equity value” based on a five-year average of capitalized earnings less debt. The equity value is divided by a fixed number of Units to determine the per-Unit price. Current price, therefore, generally will increase as earnings increase and as debt is reduced. The five-year average is utilized to moderate the impact of earnings volatility caused by swings in commodity prices.
          Executive officers may, after a VAR Unit grant is fully vested, elect to have VAR Units valued in a manner different than that described above. With such an election, the value of the VAR Unit will increase based on application of a Company-specified interest rate. This element is included to allow executive officers the opportunity to lock in gains prior to a scheduled distribution. Ten years after the grant is made, on VAR Units granted in 2005 and beyond, the Company will automatically change the valuation to the Company-specified interest rate. This element is included in order to limit the financial exposure to the Company related to increases in the CVIP value. The interest-crediting rate is the long-term interest rate published by CoBank, ACB as of October first of preceding calendar year.
          Costs for CVIP are accounted for in conformance with FAS 123(R). Grants made in 2006 under this plan to named executive officers are outlined in the “Grants of Plan Based Awards” table. No payments were made in 2006 under this plan to named executive officers.
Retirement Benefits. We provide the following retirement and deferral programs to executive officers:
1.	Land O’Lakes Employee Retirement Plan

2.	Non-Qualified Excess Benefit Plan (IRS Limits)

3.	Land O’Lakes Employee Savings and Supplemental Retirement Plan

4.	Non-Qualified Excess Benefit Savings Plan

5.	Land O’Lakes Non-Qualified Deferred Compensation Plan
Land O’Lakes Employee Retirement Plan (Pension Plan) and Land O’Lakes Non-Qualified Excess Benefit Plan (IRS Limits). The Land O’Lakes Employee Retirement Plan is a tax qualified defined benefit pension plan. We provide the Pension Plan to employees as part of a market-competitive benefits package that facilitates attraction and retention of talent.
          All full-time, non-union Company employees hired prior to January 1, 2006 are eligible to participate. Union employees may participate if their participation is permitted by their collective bargaining agreement. An employee is fully vested in the plan after five years of vesting service. The plan provides for a monthly benefit for the employee’s lifetime beginning at normal retirement age (social security retirement age), calculated according to the following formula: [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years). Certain minimum benefits also apply. Compensation includes base salary and annual and long-term incentive compensation, but not earnings under the CVIP. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. The normal form of benefit for a single employee is a life-only annuity; for a married employee, the normal form is a 50% joint and survivor annuity. There are other optional annuity forms available on an actuarial equivalent basis. This Plan was closed to new participants as of January 1, 2006 (except for certain employees covered by collective bargaining agreements). The qualified plan is funded by employer contributions. All named executive officers participate in the qualified pension plan.
          Because the Internal Revenue Code limits the benefits that may be paid from the tax-qualified plan, the Land O’Lakes, Inc. Supplemental Executive Retirement Plan (“SERP”) was established to provide named retirees participating in the qualified plans with supplemental benefits so that they will receive, in the aggregate, the benefits they would have been entitled to receive under the qualified plan had these limits not been in effect. This type of “restoration” benefit is a common market practice. Mr. Seehusen’s SERP benefit is based on the pension formula in effect prior to changes that were effective January 1, 1989. Compensation includes base salary and annual and long-term incentive compensation without regard to limitations on compensation imposed by the Internal Revenue Code. Earnings under the CVIP are not included in compensation for the SERP. Benefits are paid over a period of five to ten years, with the number of years selected by the executive officer in advance. All named executive officers participate in the SERP.
          Final Average Pay is average monthly compensation for the highest paid 60 consecutive months of employment out of the last 132 months worked. Covered Compensation is an amount used to coordinate pension benefits with Social Security benefits. It is adjusted annually to reflect changes in the Social Security Taxable Wage Base, and varies with the employee’s year of birth and the year in which employment ends.
          Terminated or retired employees who are at least 55 with 10 years of vesting service may elect a reduced early retirement benefit. These reductions are 4% per year between normal retirement age minus 3 and age 60, and 6% per year between age 60 and age 55. Mr. Seehusen is currently eligible for early retirement. Lower early retirement benefits are payable if termination occurs before age 55.
          For the named executive officers, credited service does not include any amount other than service with the Company and the Company does not have a policy to grant extra years of service.
Land O’Lakes Employee Savings and Supplemental Retirement Plan (401(k) Plan). The Land O’Lakes Employee Savings and Supplemental Retirement Plan is a qualified defined contribution 401(k) plan which permits employees to make both pre-tax and after-tax contributions. We provide the 401(k) Plan to employees as part of a market-competitive benefits package that facilitates attraction and retention of talent.
          All full-time, non-union Company employees are eligible to participate, including executive officers. Union employees may participate if their participation is specified by their collective bargaining agreement.
          Subject in all cases to maximum contribution limits established by law, the maximum total contribution for non-highly compensated employees is 60% of compensation; the maximum pre-tax contribution for such employees is 50%. Compensation includes base salary, overtime, commission and variable pay. For highly compensated employees, which would include executive officers, the maximum total contribution is 12% of compensation and the maximum pre-tax contribution is 8%. We match 50% of the first 6% of pre-tax contributions made by employees, for a maximum 401(k) match of 3% of compensation. Employees are immediately 100% vested in their full account balance, including the company match.
          On January 1, 2006 we amended the 401(k) Plan and enhanced the benefits for those hired after that date. We also closed the Pension Plan to new entrants. For those hired after January 1, 2006, the maximum 401(k) match is 4% of compensation. In addition, we provide a bi-weekly Company Retirement Contribution (CRC) to the 401(k) of 3%, 4% or 5% (based on age and years of service) of compensation. A vesting schedule applies to both the match and the CRC, under which an employee will become fully vested after four years of service, and will vest at 25% a year through their first four years of employment. No named executive officer in 2006 was eligible for the enhanced 401(k) benefits described in this paragraph.
Non-Qualified Executive Excess Benefit Savings Plan. The purpose of the Non-Qualified Executive Excess Benefit Savings Plan is to provide a restoration benefit to executive officers who participate in the above-described 401(k) Plan. We offer this restoration benefit to executive officers as part of a market-competitive package of benefits that facilitates attraction and retention of executive officer talent.

          Executive officers can earn the 401(k) Company match on earnings up to the annual maximum recognizable compensation limit set by law. On earnings above this amount, we cannot provide a match into the 401(k) Plan. The Non-Qualified Excess Benefit Savings Plan restores the match opportunity lost by application of federal limits.
          The restoration is accomplished by making a contribution to the executive officer’s deferred compensation account. The contribution represents 3% of total compensation (net of any deferred compensation) less the amount of the Company match contributed to the 401(k) Plan. Amounts contributed to named executive officers in 2006 are included in the “All Other Compensation” column of the “Summary Compensation Table”. The amounts contributed are part of the total deferred compensation balance account for the executive officer and, as such, grow with credited interest and are distributed based on an elected schedule.
Land O’Lakes Non-Qualified Deferred Compensation Plan. The purpose of the Land O’Lakes Non-Qualified Deferred Compensation Plan is to provide to a select group of employees an opportunity to defer a portion of their compensation for later payment. We offer this plan because it is a prevalent practice in the market that supports attraction and retention of talent.
          Generally, employees with base salaries equal to or in excess of $100,000 are eligible under this plan, which includes all of our executive officers. Activity within this plan for named executive officers is displayed in the “Non-Qualified Deferred Compensation” table.
          Eligible employees may elect to defer a minimum of $1,000 up to a maximum 30% of base compensation, and up to 100% of variable pay under the Annual Variable Compensation Plan and LTIP. Deferred compensation is included as compensation for purposes of the Company’s Pension Plan and for the Company Retirement Contribution element of the 401(k) Plan. In order to restore the 401(k) match a participant could forego by deferring compensation in this plan, the Company adds an additional amount equal to 3% of the participant’s elective deferrals to this plan.
          Starting in 2005, participants have a separate account for each year of participation. Participants elect a distribution schedule for each yearly account, covering the events of death, disability, retirement and termination, which allows for distribution in monthly installments over one to ten years. A participant can elect alternatively to have distributions made while still in active status, payable in annual installments of one to five years. If a participant does not elect a distribution schedule for an account, we impose a default distribution schedule of monthly installments over a five year period. A participant can elect to re-defer scheduled payments, but must do so by following restrictive guidelines that conform to IRC 409A. There is no provision in the plan that allows for an acceleration of payment, except in the event of a documented hardship. For participants with an account balance in place through December 31, 2004, greater flexibility is provided for changing distribution schedules, as these balances are operated under the “grandfather” provisions of IRC 409A.
          All participant accounts are credited with interest on a quarterly basis at a rate announced in advance of each calendar year. The crediting rate in 2006 was 6.50%. A Grantor Trust was established in 1996 to pay benefits from this plan and from the Non-Qualified Excess Benefit Plan (IRS Limits). As of December 31, 2006, the asset balance in the Trust was $389,797. Management intends to fund the Trust monthly to cover amounts payable for the month. The Trust does contain a provision calling for full funding upon the occurrence of a Change of Control. For purposes of this Trust, the term Change of Control is defined as:
1.	The approval by the members of our Company of a reorganization, merger, share exchange or consolidation in each case, where parties who were members of the Company immediately prior to such reorganization, merger, share exchange or consolidation do not, immediately thereafter, hold more than fifty percent (50%) of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged, surviving or consolidated company; or a liquidation or dissolution of the Company or of the sale of all or substantially all of the Company’s assets;

2.	Consummation of a business combination between the Company and an entity which has either assets or sales equal to or greater than eighty percent (80%) of the assets or sales, respectively, of the Company as determined with reference to the company’s most recent annual report; or

3.	A change of fifty percent (50%) in the Executive Officers of the Company at the level of Vice President and above within a consecutive twelve (12) month period.
Other Personal Benefits and Perquisites. We provide to our executive officers a car allowance and executive life and disability insurance. In addition, we provide Mr. Policinski with a country club membership, which we believe facilitates integration into the broader Twin Cites business community. Finally, one named executive officer, Mr. Palacios, has a heavy travel schedule and resides in Florida. When it is necessary for Mr. Palacios to travel from his home to Company headquarters in Minnesota, the Company pays the transportation costs. These miscellaneous benefits are viewed as being common in the market and necessary to facilitate attraction and retention of talent. Amounts relating to these benefits are included in the “All Other Compensation” column of the “Summary Compensation” table.
Severance Agreement. The Company has in place a severance agreement for our President, Chris Policinski. The agreement is provided for retention purposes and is a typical market practice. The agreement requires us to provide certain benefits to Mr. Policinski in the event his employment is terminated under certain substantial change of circumstances, including, but not limited to, specified change in control events. The triggering circumstances and benefits amounts included in the agreement are based primarily on a survey of market practices. The agreement has in place a double trigger. That is, both a substantial change in circumstance and the termination of employment must occur in order for benefits to be paid. The double trigger is in place to avoid a windfall payment in the event that a change of circumstances occurs but employment is continued. The agreement provides, among other things, that upon the occurrence of a termination under a substantial change of circumstances, Mr. Policinski would be entitled to a separation allowance of up to (but no more than) 3.0x base salary and target annual variable pay, the value of any unvested or forfeited VAR Units granted under the CVIP plan, and an amount equal to the pro-rated target amount due under the LTIP plan. In addition, the agreement provides that, in the event of Mr. Policinski’s voluntary termination with good reason in circumstances other than a change of control or involuntary termination under circumstances which do not constitute a substantial change of circumstances, the Company will provide Mr. Policinski with a separation allowance in an amount equal to twenty-four (24) months of his base salary.
          Any separation allowance due under the agreement would be paid in three equal installments over a period not to exceed two years from the termination date. The separation allowance will not be taken into account to determine any benefit calculation or contribution in any qualified or non-qualified retirement plan maintained by the Company. We would not be required to gross-up payments under this agreement to cover Mr. Policinski’s related tax obligations. In addition, the agreement requires that payments and benefits be reduced to ensure that no portion of such payments and benefits are subject to excise tax.
          In order to receive benefits under the agreement, the President must execute a separation agreement and release reasonably satisfactory to the Company, which will include a two year period of non-competition and non-solicitation.
EXECUTIVE COMMITTEE REPORT
The Executive Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Executive Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
THE EXECUTIVE COMMITTEE

/s/ Pete Kappelman	/s/ Ronnie Mohr
Pete Kappelman	Ronnie Mohr

/s/ John Zonneveld	/s/ Doug Reimer
John Zonneveld	Doug Reimer

/s/ Cornell Kasbergen	/s/ Lynn Boadwine
Cornell Kasbergen	Lynn Boadwine

/s/ Robert Marley	/s/ Art Perdue
Robert Marley	Art Perdue

SUMMARY COMPENSATION TABLE
     The table below summarizes the total compensation earned by each of the executive officers identified below for the fiscal year ended December 31, 2006. Except as otherwise noted, the Company has not entered into any employment agreements with any of these executive officers. None of the executive officers listed below were entitled to receive payments which would be characterized as “Bonus” payments for the fiscal year ended December 31, 2006.

(a)	(b)	(c)	(f)	(g)	(h)	(i)	(j)
					Change in
					Pension Value
					and
			Value	Non-	Nonqualified
			Appreciation	Equity	Deferred	All Other
			Right Unit	Incentive	Compensation	Compensation
		Salary	Awards[1]	Plan[2]	Earnings[3]	[4,5,6]	Total
Name & Principal Position	Year	($)	($)	($)	($)	($)	($)
Christopher J. Policinski President & Chief Executive Officer	2006	$750,000	$311,774	$682,800	$121,671	$131,283	$1,997,528

Daniel E. Knutson Senior Vice President & Chief Financial Officer	2006	$451,690	$280,067	$308,414	$279,162	$42,876	$1,362,209

David L. Seehusen Executive Vice President & Chief Operating Officer - Seed	2006	$265,700	$121,755	$404,703	$366,640	$31,628	$1,190,426

Fernando J. Palacios Executive Vice President & Chief Operating Officer - Feed	2006	$445,303	$161,188	$300,045	$78,761	$52,084	$1,037,381

Peter S. Janzen Vice President, General Counsel	2006	$352,008	$72,267	$198,532	$153,199	$29,624	$805,630

1)	Reflects the fiscal year 2006 expense recognized for financial reporting purposes, in conformance with FAS 123(R) of grants made under the Land O’Lakes Cooperative Incentive Plan (CVIP) and include amounts from grants made in 2006 and prior years.

2)	Reflects earnings under the Land O’Lakes Annual Variable Compensation and Long-Term Variable Compensation Plans, the details of which are outlined in the accompanying Compensation Discussion and Analysis report.

3)	Reflects the actuarial increase in the present value of benefits under the Land O’Lakes qualified and non–qualified pension plans. The amounts are based on assumptions and measurement dates that are the same as those used for the valuation of pension liabilities in the Fiscal 2006 annual report.

4)	Reflects the sum total of the value of the following elements provided to all named executive officers:

- Imputed income and associated tax gross-up for the value of company-provided executive life and disability insurance

- Matching contributions made by Land O’Lakes under the Land O’Lakes Savings and Supplemental Retirement Plan (401(k))

- Matching contributions made by Land O’Lakes under the Land O’Lakes non-qualified deferred compensation and excess benefit savings plans

- Car allowance

5)	The amount for Mr. Policinski also includes a one-time initiation fee of $79,875, and associated monthly dues, for a membership in a country club.

6)	The amount for Mr. Palacios also includes company-paid expenses for travel to and from his Florida home and Land O’Lakes headquarters in Minnesota.

GRANTS OF PLAN-BASED AWARDS IN 2006

		Estimated Future Payouts Under Non-Equity
		Incentive Plan Awards[1]
(a)	(b)	(c)	(d)	(e)	(j)	(k)	(l)
					All Other Value
					Appreciation
					Rights (VAR)
					Unit Awards:
					Number of		Grant Date
					Securities		Fair Value of
			Target		Underlying	VAR Unit	VAR unit
Name	Grant Date[2]	Threshold ($)[3]	($)	Maximum ($)	VAR Units	Exercise Price	Awards[5]
Christopher J. Policinski (CEO)	1/1/2006	$270,000	$675,000	$843,750	12,000	$41.11	—

Daniel E. Knutson (CFO)	1/1/2006	$141,440	$353,600	$442,000	5,250	$41.11	—

	1/1/2006	$139,440	$348,600	$435,750	5,250	$41.11	—
Fernando J. Palacios	10/20/2006 [4]	$139,440	$348,600	$435,750	—	—	—

David L. Seehusen	1/1/2006	$83,200	$208,000	$260,000	2,250	$41.11	—

Peter S. Janzen	1/1/2006	$73,200	$183,000	$228,750	2,250	$41.11	—

1)	Information displayed reflects participation in the 2006-08 performance period of the Land O’Lakes Executive Long-term Variable Compensation Plan (LTIP).

2)	All grants made for a fiscal year under the Land O’Lakes Cooperative Value Incentive Plan (CVIP) are deemed to have a grant date of January 1 of the year. Each grant has the same exercise price, as the CVIP valuation is performed once a year, based on prior fiscal year results. The 2006 grant shown for Mr. Policinski was approved by the Executive Committee of the board on February 21, 2006 while the grants for the other named executive officers were approved by the Mr. Policinski on January 13, 2006.

3)	Estimated award when threshold performance level of 85% of target is achieved. Under the LTIP terms, for performance below this level, no payment is carried.

4)	Mr. Palacios was granted participation in a special LTIP for the 2005-07 performance period as part of his promotion in December 2004 to the position of Chief Operating Officer for the Feed business unit.

5)	Since this a formula plan, management does not use Black-Scholes or any other similar modeling tool to calculate the grant date fair value of the underlying unit awards, even though such amounts could be calculated.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

	Value Appreciation Rights (VAR) Unit Awards
(a)	(b)	( c)	(d)	(e)	(f)
			Equity Incentive Plan
	Number of Securities	Number of Securities	Awards: Number of
	Underlying	Underlying	Securities Underlying
	Unexercised VAR	Unexercised VAR	Unexercised Unearned	VAR Units Exercise	VAR Units
Name	Units (#) Exercisable[1]	Units (#) Unexercisable	VAR Units (#)	Price	Expiration Date[2]
Christopher J. Policinski	3,000	9,000	—	$41.11	—
(CEO)	2,625	2,625	—	$34.47	—
	5,250	1,750	—	$27.11	—
	7,000	—	—	$27.69	—
	7,000	—	—	$35.69	—
	7,000	—	—	$51.50	—

Daniel E. Knutson	1,313	3,937	—	$41.11	—
(CFO)	2,625	2,625	—	$34.47	—
	5,250	1,750	—	$27.11	—
	7,000	—	—	$27.69	—
	7,000	—	—	$35.69	—
	7,000	—	—	$51.50	—

Fernando J. Palacios	1,313	3,937	—	$41.11
	2,625	2,625	—	$34.47	—
	2,250	750	—	$27.11	—
	3,000	—	—	$27.69	—
	3,000	—	—	$35.69	—
	3,000	—	—	$51.50	—

David L. Seehusen	563	1,687	—	$41.11	—
	1,125	1,125	—	$34.47	—
	2,250	750	—	$27.11	—
	3,000	—	—	$27.69	—
	3,000	—	—	$35.69	—
	3,000	—	—	$51.50	—

Peter S. Janzen	563	1,687	—	$41.11	—
	1,125	1,125	—	$34.47	—
	2,250	750	—	$27.11	—
	500	—	—	$27.69	—
	500	—	—	$35.69	—
	—	—	—	$51.50	—

1)	Value Appreciation Right (VAR) Units and the vesting schedule are described in the Land O’Lakes Cooperative Value Incentive Plan (CVIP) section of the accompanying Compensation Discussion and Analysis report.

2)	At the end of a 10-year holding period, on grants made in 2005 and later, undistributed appreciation is converted to an interest-crediting valuation and the CVIP valuation is no longer applied. Distribution is made to participants based on a schedule elected by the participant. VAR Unit value must be distributed to the participant no later than the year following the year in which the participant reaches Normal Retirement Age as defined in the Land O’Lakes Pension Plan. Elected distribution schedules are overridden in the event of the participant’s termination of employment or death. In the event of termination of employment, payment of vested value is made within 90 days and all unvested VAR Units are cancelled. In the event of death, payment of vested value is made in February of the following year and all unvested VAR Units are cancelled.

NON-QUALIFIED DEFERRED COMPENSATION IN 2006

(a)	(b)	( c)	(d)	(e)	(f)
	Executive	Registrant
	Contributions in	Contributions in	Aggregate	Aggregate	Aggregate
	Last Fiscal	Last Fiscal	Earnings in Last	Withdrawals/	Balance at Last
	Year[1]	Year[2]	Fiscal Year	Distributions	Fiscal Year End
Name	($)	($)	($)	($)	($)
Christopher J. Policinski	$—	$17,331	$14,375	$—	$230,214
(CEO)

Daniel E. Knutson	$78,000	$15,853	$41,507	$—	$735,665
(CFO)

Fernando J. Palacios	$50,000	$12,872	$17,701	$—	$310,172

David L. Seehusen	$49,592	$6,828	$22,165	$—	$367,782

Peter S. Janzen	$—	$5,763	$595	$—	$9,524

1)	Contributions made under terms of the Land O’Lakes Non-Qualified Deferred Compensation Plan, which is detailed in the accompanying Compensation Discussion and Analysis report.

2)	Registrant Contributions provided under terms of the Land O’Lakes Non-Qualified Deferred Compensation and Excess Benefit Savings Plan, details of which are outlined in the accompanying Compensation Discussion and Analysis report.

PENSION BENEFITS TABLE

			Present Value	Payments
		Number of	of Accumulated	During Last
		Years Credited	Benefit[2]	Fiscal Year
Name	Plan Name[1]	Service	$	$
Christopher J. Policinski	Land O’Lakes, Inc.	9.500	$323,346	$0
(CEO)	Employee Retirement Plan
	Land O’Lakes, Inc.	9.500	154,755	0
	Supplemental
	Executive Retirement Plan

Daniel E. Knutson	Land O’Lakes, Inc.	28.917	850,971	0
(CFO)	Employee Retirement Plan
	Land O’Lakes, Inc.	28.917	423,621	0
	Supplemental
	Executive Retirement Plan

Fernando J. Palacios	Land O’Lakes, Inc.	6.083	116,492	0
	Employee Retirement Plan
	Land O’Lakes, Inc.	6.083	80,401	0
	Supplemental
	Executive Retirement Plan

David L. Seehusen	Land O’Lakes, Inc.	34.250	1,584,846	0
	Employee Retirement Plan
	Land O’Lakes, Inc.	34.250	671,038	0
	Supplemental
	Executive Retirement Plan

Peter S. Janzen	Land O’Lakes, Inc.	23.000	308,072	0
	Employee Retirement Plan
	Land O’Lakes, Inc.	23.000	156,286	0
	Supplemental
	Executive Retirement Plan

(1)	The Land O’Lakes qualified and non-qualified pension plans are detailed in the accompanying Compensation Discussion and Analysis report

(2)	The Present Value of Accumulated Benefit is based on assumptions and measurement dates that are the same as those used for the valuation of pension liabilities in the Fiscal 2006 annual report. Post-retirement mortality rates are based on the RP-2000 Combined Healthy Participant mortality table (gender specific). Each named executive officer is assumed to live to and retire at the earliest retirement age at which unreduced benefits are available. Details of the qualified pension benefit calculations are as follows:
Mr. Policinski’s qualified monthly retirement benefit at his normal retirement age of 67 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and $5,296 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 years). Compensation includes salary and bonus. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Policinski’s nonqualified monthly retirement benefit at his normal retirement age of 67 is the difference between [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and the benefit from the qualified plan. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 64 or later are not reduced for early commencement. The benefit will be paid in the form of a five-year certain only payment converted from a single life annuity on an actuarially equivalent basis.

Mr. Knutson’s qualified monthly retirement benefit at his normal retirement age of 67 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and $13,750 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 years). Compensation includes salary and bonus. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Knutson’s nonqualified monthly retirement benefit at his normal retirement age of 66 is the difference between [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and the benefit from the qualified plan. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 64 or later are not reduced for early commencement. The benefit will be paid in the form of a five-year certain only payment converted from a single life annuity on an actuarially equivalent basis.
Mr. Palacios’ qualified monthly retirement benefit at his normal retirement age of 67 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and $1,778 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 years). Compensation includes salary and bonus. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Palacios’ nonqualified monthly retirement benefit at his normal retirement age of 67 is the difference between [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and the benefit from the qualified plan. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 64 or later are not reduced for early commencement. The benefit will be paid in the form of a ten-year certain only payment converted from a single life annuity on an actuarially equivalent basis.
Mr. Seehusen’s qualified monthly retirement benefit at his normal retirement age of 66 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and $13,750 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 years). Through prior participation in the F.G.D.A. Retirement Plan II, Mr. Seehusen is entitled to credited service beyond 30 years based on one-half year for each year of service in excess of 30 years. Compensation includes salary and bonus. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Seehusen’s nonqualified monthly retirement benefit at his normal retirement age of 65 is the difference between [62% x Final Average Pay] — [Primary Social Security Benefit], with the full benefit earned over 30 years, and the benefit from the qualified plan. Through prior participation in the F.G.D.A. Retirement Plan II, Mr. Seehusen is entitled to credited service beyond 30 years based on one-half year for each year of service in excess of 30 years. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 62 or later are not reduced for early commencement. The benefit will be paid in the form of a five-year certain only payment converted from a single life annuity on an actuarially equivalent basis.
Mr. Janzen’s qualified monthly retirement benefit at his normal retirement age of 67 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and $4,664 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 years). Compensation includes salary and bonus. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Janzen’s nonqualified monthly retirement benefit at his normal retirement age of 67 is the difference between [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and the benefit from the qualified plan. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 64 or later are not reduced for early commencement. The benefit will be paid in the form of a five-year certain only payment converted from a single life annuity on an actuarially equivalent basis.

Potential Payments Upon Termination or Change in Control
The severance agreement for Mr. Policinski, as summarized in the Compensation Discussion Analysis, provides, among other things, that upon the occurrence of a termination under a substantial change of circumstances, Mr. Policinski would be entitled to a separation allowance of up to (but no more than) 3.0x base salary and target annual variable pay, the value of any unvested or forfeited VAR Units granted under the CVIP plan, and an amount equal to the pro-rated target amount due under the LTIP plan. In addition, the agreement provides that, in the event of Mr. Policinski’s voluntary termination with good reason in circumstances other than a change of control or involuntary termination under circumstances which do not constitute a substantial change of circumstances, the Company will provide Mr. Policinski with a separation allowance in an amount equal to twenty-four (24) months of his base salary.
Any separation allowance due under the agreement would be paid in three equal installments over a period not to exceed two years from the termination date. The separation allowance will not be taken into account to determine any benefit calculation or contribution in any qualified or non-qualified retirement plan maintained by the Company. Mr. Policinski is responsible for the personal tax obligations on all payments made under this agreement, including any excise tax imposed under Code Sections 280G and 4999.
In order to receive benefits under the agreement, Mr. Policinski would be required to execute a separation agreement and release reasonably satisfactory to the Company, which will include a two year period of non-competition and non-solicitation.
The 12/31/2006 present value of gross payment earned in the event of involuntary termination caused by substantial change of circumstances or voluntary termination with good reason following change of control (determined as of 12/31/2006):

			Unvested /
	Salary and		Forfeited VAR
	Incentive[1]	Benefits[2]	Units	Outplacement	Total
Chris Policinski, President and Chief Executive Officer	$4,535,772	$71,971	$150,165	$20,000	$4,777,908

1.	Amount reflects three times base salary and target annual incentive, plus pro-rated target LTIP.

2.	Includes continuation payment of medical and executive life / LTD benefits.
Gross payment earned in the event of other voluntary termination with good reason or other involuntary termination (determined as of 12/31/2006):

			Unvested /
	Salary and		Forfeited VAR
	Incentive[1]	Benefits[2]	Units	Outplacement	Total
Chris Policinski, President and Chief Executive Officer	$1,500,000	$47,981	N/A	$20,000	$1,567,981

1.	Amount reflects two times base salary

2.	Includes continuation payment of medical and executive life / LTD benefits.

DIRECTOR COMPENSATION

(a)	(b)	(f)
	Fees Earned or
	Paid in Cash[1]	Total
Name	($)	($)
Robert Bignami	$41,700	$41,700
Lynn Boadwine	41,250	41,250
Harley Buys	41,250	41,250
Dennis Cihlar	38,550	38,550
Ben Curti	49,650	49,650
Richard Epard	41,400	41,400
Jim Hager	40,050	40,050
Gordon Hoover	47,700	47,700
Pete Kappelman	68,448	68,448
Cornell Kasbergen	48,000	48,000
Paul Kent, JR.	49,200	49,200
Larry Kulp	45,900	45,900
Charles Lindner	42,750	42,750
Howard Liszt	25,500	25,500
Manuel Maciel, Jr.	50,850	50,850
Robert Marley	42,450	42,450
Jim Miller	42,300	42,300
Ronnie Mohr	42,450	42,450
Ron Muzzall	43,500	43,500
Art Perdue	43,050	43,050
Doug Reimer	44,400	44,400
Rich Richey	40,800	40,800
Mary Shefland	38,550	38,550
Robert Thompson	27,500	27,500
Floyd Trammell	40,500	40,500
Tom Wakefield	43,950	43,950
John Zonneveld, Jr.	51,450	51,450

1)	Reflects amounts earned in 2006 for retainer and representation/attendance fees (“Per Diem”). Directors can defer all or portions of both the retainer and the Per Diem and the amounts displayed reflect amounts earned prior to any deferrals. Annual retainer for the Board Chairman is set at $50,000 while the annual retainer for all other Directors is $30,000. The Per Diem for all Directors is set at $300.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     At December 31, 2006 no person, either individually or as a member of a group, beneficially owned in excess of five percent of any class of our voting securities, and our directors and executive officers did not, either individually or as a member of a group, beneficially own in excess of one percent of any class of our voting securities.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Land O’Lakes transacts business in the ordinary course with our directors and with our local cooperative members with which the directors are associated on terms no more favorable than those available to our other members.

Item 14. Principal Accountant Fees and Services.
     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2006 and 2005, and fees billed for other services rendered by KPMG LLP.

	2006	2005
	($ in thousands)
Audit fees	$934	$869
Audit-related fees(1)	106	61

Audit and audit-related fees	1,040	930
Tax fees(2)	15	105

Total fees	$1,055	$1,035

(1)	Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans in 2006.

(2)	Tax fees in 2006 and 2005 consist of benefit plan filings and international services.
     The Audit Committee’s policy on pre-approval of services performed by the independent auditor is to approve all audit and permissible non-audit services to be provided by the independent auditor during the calendar year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the auditor’s independence.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) Documents filed as part of this Annual Report on Form 10-K:
•	Consolidated Financial Statements:

(b) Exhibits
Exhibit Index

Exhibit	Description
3.1	Restated Articles of Incorporation of Land O’Lakes, Inc., as amended, August 1998.(1)

3.2	By-Laws of Land O’Lakes Inc., as amended, February 2003 (3).

4.1	Credit Agreement among Land O’Lakes, Inc., the Lenders party thereto and The Chase Manhattan Bank, dated as of October11, 2001.(1)

4.2	First Amendment dated November 6, 2001 to the Credit Agreement dated October 11, 2001.(1)

4.3	Second Amendment dated February 15, 2002 to the Credit Agreement dated October 11, 2001.(1)

4.4	Guarantee and Collateral Agreement among Land O’Lakes, Inc. and certain of its subsidiaries and The Chase Manhattan Bank, dated as of October 11, 2001.(1)

4.5	Indenture dated as of November 14, 2001, among Land O’Lakes, Inc. and certain of its subsidiaries, and U.S. Bank, including Form of 8 3/4% Senior Notes due 2011 and Form of 83/4% Senior Notes due 2011.(1)

4.6	Registration Rights Agreement dated November 14, 2001 by and among Land O’Lakes, Inc. and certain of its subsidiaries, J.P. Morgan Securities Inc., SPP Capital Partners, LLC, SunTrust Robinson Capital Markets, Inc., Tokyo-Mitsubishi International plc and U.S. Bancorp Piper Jaffray, Inc.(1)

4.7	Purchase Agreement by and between Land O’Lakes, Inc., and certain of its subsidiaries, J.P. Morgan Securities Inc., SPP Capital Partners, LLC, SunTrust Robinson Capital Markets, Inc., Tokyo-Mitsubishi International plc and U.S. Bancorp Piper Jaffray, Inc., dated as of November 8, 2001.(1)

4.8	Form of Old Note under the Indenture dated as of November14, 2001 (included as part of Exhibit 4.5).(1)

4.9	Form of New Note under the Indenture dated as of November14, 2001 (included as part of Exhibit 4.5).(1)

4.10	Indenture dated as of December 23, 2003, among Land O’Lakes, Inc., and certain of its subsidiaries, and U.S. Bank, National Association, including Form of 9% Senior Notes due 2010. (3)

4.11	Registration Rights Agreement dated as of December 23, 2003, by and among Land O’Lakes, Inc., and certain of its subsidiaries, and J.P. Morgan Securities Inc. (3)

4.12	Purchase Agreement dated as of December 23, 2003, by and between Land O’Lakes, Inc., and certain of its subsidiaries, and J.P. Morgan Securities, Inc. (3)

4.13	Lien Subordination and Inter creditor Agreement dated as of December 23, 2003, by and among Land O’Lakes, Inc., and certain of its subsidiaries, JP Morgan Chase Bank and U.S. Bank, National Association. (3)

4.14	Third Amendment dated December 8, 2003 to the Credit Agreement dated October 11, 2001.(3)

4.15	Fourth Amendment dated January 13, 2004 to the Credit Agreement dated October 11, 2001. (3)

4.16	Form of Old Note (included as part of Exhibit 4.12). (3)

4.17	Form of New Note (included as part of Exhibit 4.12). (3)

4.18	Second Priority Collateral Agreement dated as of December 23, 2003, by and among Land O’Lakes, Inc. and certain of its subsidiaries, and U.S. Bank National Association.(3)

4.19	Amended and Restated Five Year Credit Agreement dated as of October 11, 2001 among Land O’Lakes, Inc., The Chase Manhattan Bank, CoBank, ACB, and the Lenders party thereto.(1)

4.20	First Amendment dated November 6, 2001 to the Amended and Restated Five-Year Credit Agreement dated October 11, 2001.(1)

Exhibit	Description
4.21	Second Amendment dated February 15, 2002 to the Amended and Restated Five-Year Credit Agreement dated October 11, 2001.(1)

4.22	Purchase and Sale Agreement dated as of December 18, 2001, among Land O’Lakes, Inc., Land O’Lakes Farmland Feed LLC, Purina Mills, LLC and LOL Farmland Feed SPV, LLC.(1)

4.23	Receivables Purchase Agreement dated as of December 18, 2001, among Land O’Lakes Farmland Feed LLC, LOL Farmland Feed SPV, LLC, and CoBank, ACB.(1)

4.24	Indenture dated as of March 25, 1998 for the 7.45% Capital Securities due March 25, 2028.(3)

4.25	Third Amendment dated December 8, 2003 to the Five-Year Amended and Restated Credit Agreement dated October 11,2001.(3)

4.26	Fourth Amendment dated January 13, 2004 to the Amended and Restated Five-Year Credit Agreement dated October 11, 2001.(3)

4.27	Fifth Amendment, dated April 1, 2005, to the Amended and Restated Five-Year Credit Agreement, dated October 11, 2001.(4)

4.28	Sixth Amendment, dated June 15, 2005, to the Amended and Restated Five-Year Credit Agreement, dated October 11, 2001.(4)

4.29	Seventh Amendment, dated August 9, 2005, to the Amended and Restated Five-Year Credit Agreement, dated October 11, 2001.(4)

4.30	Eighth Amendment, dated January 10, 2006, to the Amended and Restated Five-Year Credit Agreement, dated October 11, 2001.(4)

4.31	First Amendment, dated February 20, 2007, to the Amended and Restated Five-Year Credit Agreement dated October 11, 2001 (as amended and restated August 29, 2006).*

10.1	Joint Venture Agreement by and between Farmland Industries, Inc. and Land O’Lakes, Inc. dated as of July 18, 2000.(1)

10.2	Operating Agreement of Agriliance LLC among United Country Brands, LLC, Cenex Harvest States Cooperatives, Farmland Industries, Inc. and Land O’Lakes, Inc. dated as of January 4, 2000.(1)

10.3	Joint Venture Agreement among Cenex Harvest States Cooperatives, Farmland Industries, Inc. and Land O’Lakes Inc. dated as of January 1, 2000.(1)

10.4	Operating Lease between Arden Hills Associates and Land O’Lakes, Inc. dated as of May 31, 1980.(1)

10.5	Ground Lease between Land O’Lakes, Inc. and Arden Hills Associates dated as of May 31, 1980.(1)

10.6	License Agreement among Ralston Purina Company, Purina Mills, Inc. and BP Nutrition Limited dated as of October 1,1986.(1)

10.7	License Agreement between Land O’Lakes, Inc. and Land O’Lakes Farmland Feed LLC dated September 25, 2000.(1)

10.8	Trademark License Agreement by and between Land O’Lakes, Inc. and Dean Foods dated as of July 10, 2000.(1)

10.9	Asset Purchase Agreement between Land O’Lakes, Inc. and Dean Foods dated as of May 30, 2000.(1)

10.10	Agreement and Plan of Merger, dated as of June 17, 2001, by and among Purina Mills, Inc., Land O’Lakes, Inc., LOL Holdings II, Inc. and LOL Holdings III, Inc.(1)

10.11	Management Services Agreement, dated September 1, 2000, by and between Land O’Lakes and Land O’Lakes Farmland Feed LLC.(1)

10.12	Asset Purchase and Sale Agreement, dated February 15, 2005, by and between Land O’Lakes, Inc. and Maschhoff West, LLC.(4)

10.13	Purchase Agreement, dated January 27, 2006, by and between Osborne Investments, LLC and Land O’Lakes, Inc.(4)

10.14	Executive Annual Variable Compensation Plan of Land O’Lakes.(1)#

10.15	Land O’Lakes Long Term Incentive Plan. (1)#

10.16	Land O’Lakes Non-Qualified Deferred Compensation Plan. (1)#

10.17	Land O’Lakes Non-Qualified Executive Excess Benefit Plan (IRS Limits). (1)#

10.18	Land O’Lakes Non-Qualified Executive Excess Benefit Plan (1989 Formula). (1)#

10.19	Land O’Lakes Non-Qualified Executive Excess Benefit Savings Plan. (1)#

10.20	California Cooperative Value Incentive Plan of Land’ O’Lakes.(2)#

10.21	Amended Land O’Lakes Long Term Incentive Plan.#

10.22	Amended California Cooperative Value Incentive Plan of Land O’Lakes.#

10.23	License Agreement, by and between Land O’Lakes, Inc., Dean Foods Company, Morningstar Foods, Inc. and Dairy Marketing Alliance, LLC, dated July 24, 2002.(1)

10.24	Land O’Lakes Cooperative Value Incentive Plan.(4)

10.25	Land O’Lakes Cooperative Value Incentive Plan (2005).(4)

12	Statement regarding the computation of ratios of earnings to fixed charges*

Exhibit	Description
21	Subsidiaries of the Registrant*

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the identical exhibit to the Registrant’s Registration Statement on Form S-4 filed March 18, 2002.

(2)	Incorporated by reference to the identical exhibit to the Registrant’s Registration Statement on Form S-4 filed May 9, 2002

(3)	Incorporated by reference to the identical exhibit filed with the Company’s Form 10-K on March 30, 2004.

(4)	Incorporated by reference to the identical exhibit filed with the Company’s Form 10-K on March 20, 2006.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K

*	Filed electronically herewith.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

LAND O’LAKES, INC.

By	/s/ DANIEL KNUTSON
Daniel Knutson
Senior Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2007.

/s/ CHRISTOPHER J. POLICINSKI	President and Chief Executive Officer (Principal Executive Officer)

Christopher J. Policinski

/s/ DANIEL KNUTSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Daniel Knutson

/s/ ROBERT BIGNAMI	Director

Robert Bignami

/s/ LYNN BOADWINE	Director

Lynn Boadwine

/s/ HARLEY BUYS	Director

Harley Buys

/s/ DENNIS CIHLAR	Director

Dennis Cihlar

/s/ BEN CURTI	Director

Ben Curti

/s/ JIM HAGER	Director

Jim Hager

/s/ GORDON HOOVER	Director

Gordon Hoover

/s/ PETE KAPPELMAN	Director

Pete Kappelman

/s/ CORNELL KASBERGEN	Director

Cornell Kasbergen

/s/ PAUL KENT, JR.	Director

Paul Kent, Jr.

/s/ LARRY KULP	Director

Larry Kulp

/s/ CHARLES LINDNER	Director

Charles Lindner

/s/ ROBERT MARLEY	Director

Robert Marley

/s/ JIM MILLER	Director

Jim Miller

/s/ RONNIE MOHR	Director

Ronnie Mohr

/s/ RON MUZZALL	Director

Ron Muzzall

/s/ JAMES NETTO	Director

James Netto

/s/ ART PERDUE	Director

Art Perdue

/s/ DOUGLAS REIMER	Director

Douglas Reimer

/s/ RICHARD RICHEY	Director

Richard Richey

/s/ FLOYD TRAMMELL	Director

Floyd Trammell

/s/ MYRON VOTH	Director

Myron Voth

/s/ THOMAS WAKEFIELD	Director

Thomas Wakefield

/s/ JOHN ZONNEVELD, JR.	Director

John Zonneveld, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
     No proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Land O’Lakes, Inc.:
          We have audited the accompanying consolidated balance sheets of Land O’Lakes, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and equities for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements, presented on pages 84 to 124 of this annual report, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of MoArk, LLC, a wholly owned subsidiary, which financial statements reflect total assets constituting seven percent and eight percent as of December 31, 2006 and 2005, respectively, and total revenues constituting five percent, five percent and seven percent for each of the years in the three-year period ended December 31, 2006, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MoArk, LLC, is based solely on the report of the other auditors.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
          In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O’Lakes, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Minneapolis, Minnesota
February 19, 2007

LAND O’LAKES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	($ in thousands)
Assets
Current assets:
Cash and cash equivalents	$79,707	$179,704
Receivables, net	604,580	591,445
Inventories	471,934	453,135
Prepaid expenses	378,278	333,023
Other current assets	50,594	81,075

Total current assets	1,585,093	1,638,382

Investments	270,202	263,786
Property, plant and equipment, net	665,069	668,650
Goodwill, net	326,527	327,059
Other intangibles, net	95,043	96,767
Other assets	113,191	100,414

Total assets	$3,055,125	$3,095,058

Liabilities and Equities
Current liabilities:
Notes and short-term obligations	$58,300	$76,465
Current portion of long-term debt	10,972	23,921
Accounts payable	994,774	976,959
Accrued expenses	206,582	265,924
Patronage refunds and other member equities payable	18,626	29,622

Total current liabilities	1,289,254	1,372,891

Long-term debt	639,059	646,802
Employee benefits and other liabilities	173,446	165,796
Minority interests	8,830	6,012
Commitments and contingencies
Equities:
Capital stock	1,828	1,967
Member equities	904,183	893,518
Accumulated other comprehensive loss	(66,276)	(75,163)
Retained earnings	104,801	83,235

Total equities	944,536	903,557

Total liabilities and equities	$3,055,125	$3,095,058

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)
Net sales	$7,102,289	$7,336,128	$7,497,283
Cost of sales	6,441,368	6,751,111	6,903,575

Gross profit	660,921	585,017	593,708
Selling, general and administrative	515,557	494,971	500,935
Restructuring and impairment charges	21,169	6,381	7,815

Earnings from operations	124,195	83,665	84,958
Interest expense, net	58,360	79,873	83,114
Other (income) expense, net	(18,791)	9,295	(7,476)
Gain on sale of investment in CF Industries, Inc.	—	(102,446)	—
Loss on impairment of investment in CF Industries, Inc.	—	—	36,500
Equity in earnings of affiliated companies	(13,295)	(36,692)	(58,412)
Minority interest in earnings of subsidiaries	1,449	1,354	1,648

Earnings before income taxes and discontinued operations	96,472	132,281	29,584
Income tax expense	7,806	5,505	1,404

Net earnings from continuing operations	88,666	126,776	28,180
Earnings (loss) from discontinued operations, net of income taxes	—	2,167	(6,747)

Net earnings	$$88,666	$128,943	$21,433

Applied to:
Member equities
Allocated patronage	$72,002	$118,273	$23,636
Deferred equities	3,015	1,847	1,920

	75,017	120,120	25,556
Retained earnings	13,649	8,823	(4,123)

	$88,666	$128,943	$21,433

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)
Cash flows from operating activities:
Net earnings	$88,666	$128,943	$21,433
(Earnings) loss from discontinued operations, net of income taxes	—	(2,167)	6,747
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	95,239	99,312	107,214
Amortization of deferred financing costs	2,226	8,733	5,625
Loss on extinguishment of debt	—	11,014	—
Bad debt expense	1,421	1,967	2,351
Proceeds from patronage revolvement received	9,163	8,123	6,043
Non-cash patronage income	(1,827)	(1,852)	(1,355)
Deferred income tax expense (benefit)	13,355	5,177	(4,977)
(Increase) decrease in other assets	(183)	13,246	5,740
Increase (decrease) in other liabilities	2,895	3,570	(3,499)
Restructuring and impairment charges	21,169	6,381	44,315
Gain from divestiture of businesses	(8,987)	—	(1,438)
Gain on sale of investments	(7,980)	(103,581)	(623)
Equity in earnings of affiliated companies	(13,295)	(36,692)	(58,412)
Dividends from investments in affiliated companies	4,736	35,250	47,846
Minority interests	1,449	1,354	1,648
Other	(3,610)	(6,254)	(616)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	57,014	(38,964)	37,586
Inventories	(20,125)	(6,058)	15,105
Prepaid and other current assets	(68,751)	(50,468)	(36,152)
Accounts payable	17,427	164,155	72,378
Accrued expenses	22,309	17,143	(17,089)

Net cash provided by operating activities	212,311	258,332	249,870
Cash flows from investing activities:
Additions to property, plant and equipment	(83,763)	(70,424)	(96,099)
Acquisitions	(88,060)	(46,101)	(12,150)
Payments for investments	(4,950)	(5,566)	(703)
Net proceeds from divestiture of businesses	42,466	2,635	13,068
Proceeds from sale of investments	9,274	316,900	2,342
Proceeds from sale of property, plant and equipment	1,754	22,197	11,990
Other	7,183	20,881	640

Net cash (used) provided by investing activities	(116,096)	240,522	(80,912)
Cash flows from financing activities:
(Decrease) increase in short-term debt	(98,541)	21,256	(28,616)
Proceeds from issuance of long-term debt	16,451	2,022	17,416
Principal payments on long-term debt and capital lease obligations	(36,549)	(379,900)	(156,378)
Payments for debt extinguishment costs	—	(11,014)	—
Payments for debt issuance costs	(1,543)	—	(4,323)
Payments for redemption of member equities	(80,614)	(68,714)	(34,615)
Other	4,933	(1,993)	(304)

Net cash used by financing activities	(195,863)	(438,343)	(206,820)
Net cash (used) provided by operating activities of discontinued operations	(349)	3,922	(1,449)
Net cash provided by investing activities of discontinued operations	—	42,135	2,173

Net (decrease) increase in cash and cash equivalents	(99,997)	106,568	(37,138)
Cash and cash equivalents at beginning of year	179,704	73,136	110,274

Cash and cash equivalents at end of year	$79,707	$179,704	$73,136

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF EQUITIES

					Accumulated
					Other
	Capital	Member Equities			Comprehensive	Retained	Total
	Stock	Allocated	Deferred	Net	Income (Loss)	Earnings	Equities
				($ in thousands)
Balance, December 31, 2003	$2,125	$892,599	$(26,013)	$866,586	$(65,685)	$76,338	$879,364
Capital stock issued	2	—	—	—	—	—	2
Capital stock redeemed	(68)	—	—	—	—	—	(68)
2004 earnings, as applied	—	23,636	1,920	25,556	—	(4,123)	21,433
Less portion stated as current liability	—	(15,757)	—	(15,757)	—	—	(15,757)
Portion of member equities stated as current liability	—	(6,560)	—	(6,560)	—	—	(6,560)
Cash patronage and redemption of member equities	—	(34,615)	—	(34,615)	—	—	(34,615)
Redemption included in prior year’s liabilities	—	19,449	—	19,449	—	—	19,449
Minimum pension liability adjustment, net of income taxes	—	—	—	—	(7,402)	—	(7,402)
Unrealized loss on available-for-sale investment securities	—	—	—	—	(521)	—	(521)
Foreign currency translation adjustment	—	—	—	—	(184)	—	(184)
Other, net	—	(1,615)	(285)	(1,900)	—	1,663	(237)

Balance, December 31, 2004	2,059	877,137	(24,378)	852,759	(73,792)	73,878	854,904
Capital stock issued	9	—	—	—	—	—	9
Capital stock redeemed	(101)	—	—	—	—	—	(101)
2005 earnings, as applied	—	118,273	1,847	120,120	—	8,823	128,943
Less portion stated as current liability	—	(23,655)	—	(23,655)	—	—	(23,655)
Portion of member equities stated as current liability	—	(5,967)	—	(5,967)	—	—	(5,967)
Cash patronage and redemption of member equities	—	(68,714)	—	(68,714)	—	—	(68,714)
Redemption included in prior year’s liabilities	—	22,317	—	22,317	—	—	22,317
Minimum pension liability adjustment, net of income taxes	—	—	—	—	(2,603)	—	(2,603)
Unrealized loss on available-for-sale investment securities	—	—	—	—	(155)	—	(155)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	1,387	—	1,387
Other, net	—	(3,181)	(161)	(3,342)	—	534	(2,808)

Balance, December 31, 2005	1,967	916,210	(22,692)	893,518	(75,163)	83,235	903,557
Capital stock issued	2	—	—	—	—	—	2
Capital stock redeemed	(141)	—	—	—	—	—	(141)
2006 earnings, as applied	—	72,002	3,015	75,017	—	13,649	88,666
Less portion stated as current liability	—	(18,626)	—	(18,626)	—	—	(18,626)
Cash patronage and redemption of member equities	—	(80,614)	—	(80,614)	—	—	(80,614)
Redemption included in prior year’s liabilities	—	29,622	—	29,622	—	—	29,622
Equities issued for prior merger	—	13,896	—	13,896	—	—	13,896
Minimum pension liability adjustment, net of income taxes	—	—	—	—	9,108	—	9,108
Unrealized loss on available-for-sale investment securities	—	—	—	—	(404)	—	(404)
Foreign currency translation adjustment, net of income taxes	—	—	—	—	183	—	183
Other, net	—	(8,614)	(16)	(8,630)	—	7,917	(713)

Balance, December 31, 2006	$1,828	$923,876	$(19,693)	$904,183	$(66,276)	$104,801	$944,536

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands in tables)
1. Summary of Operations and Significant Accounting Policies
Nature of Operations
     Land O’Lakes, Inc. is a diversified member-owned food and agricultural cooperative serving agricultural producers throughout the United States. Through its five operating segments of Dairy Foods, Feed, Seed, Agronomy and Layers, Land O’Lakes, Inc. procures approximately 12 billion pounds of member milk annually, markets more than 300 dairy products, provides member cooperatives, farmers and ranchers with an extensive line of agricultural supplies (including feed, seed, crop nutrients and crop protection products) and produces and markets shell eggs.
Revenue Recognition
     Revenue is recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales are reduced by certain coupon, trade promotion and other costs, some of which are recorded by estimating expense based on the Company’s historical experience. Estimated product returns are deducted from sales at the time of shipment.
Statement Presentation
     The consolidated financial statements include the accounts of Land O’Lakes, Inc. and wholly owned and majority-owned subsidiaries (“Land O’Lakes” or the “Company”). Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2005 and 2004 consolidated statements of cash flows to conform to the 2006 presentation. Specifically, dividends from investments in affiliated companies have been reclassified from investing activities to operating activities in the consolidated statements of cash flows, resulting in an increase in net cash provided by operating activities and a corresponding decrease in net cash (used) provided by investing activities. In addition, certain sales transfers in Dairy Foods have been reclassified to cost of sales in the consolidated statements of operations. These reclassifications had no effect on gross profit or net earnings.
Cash and Cash Equivalents
     Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less.
Inventories
     Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out or average cost basis.
Derivative Commodity Instruments
     In the normal course of operations, the Company purchases commodities such as milk, butter and soybean oil in Dairy Foods; soybean meal and corn in Feed; and soybeans in Seed. Derivative commodity instruments, consisting primarily of futures contracts offered through regulated commodity exchanges, are used to reduce exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures contracts are marked-to-market each month and gains and losses (“unrealized hedging gains and losses”) are recognized in cost of sales. The Company has established formal position limits to monitor its hedging activities and generally does not use derivative commodity instruments for speculative purposes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments
     Investments in other cooperatives are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Estimated patronage refunds are not recognized for tax purposes until notices of allocation are received. The equity method of accounting is used for investments in other companies in which Land O’Lakes voting interest is 20% to 50%. Investments in less than 20%-owned companies are stated at cost as the Company does not have the ability to exert significant influence.
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
     Other intangible assets consist primarily of trademarks, patents and agreements not to compete. Certain trademarks are not amortized because they have indefinite lives. The remaining other intangible assets are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 17 years.
Recoverability of Long-Lived Assets
     The test for goodwill impairment is a two-step process and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured in the second step as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. The test for impairment of unamortized other intangible assets is performed on at least an annual basis. The Company deems unamortized other intangible assets to be impaired if the carrying amount of an asset exceeds its fair value. The Company tests the recoverability of all other long-lived assets whenever events or changes in circumstance indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems these other assets to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If these other assets were determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.
Income Taxes
     Land O’Lakes is a non-exempt agricultural cooperative and is taxed on all non-member earnings and any member earnings not paid or allocated to members by qualified written notices of allocation as that term is used in section 1388(c) of the Internal Revenue Code. The Company files a consolidated tax return with its fully taxable subsidiaries.
     The Company establishes deferred income tax assets and liabilities based on the difference between the financial and income tax carrying values of assets and liabilities using existing tax rates.
Advertising and Promotion Costs
     Advertising and promotion costs are expensed as incurred. Advertising and promotion costs were $61.6 million, $57.2 million and $55.2 million in 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Research and Development
     Expenditures for research and development are charged to administrative expense in the year incurred. Total research and development expenses were $31.4 million, $30.3 million and $29.6 million in 2006, 2005 and 2004, respectively.
Share-Based Compensation
     The Company offers a Value Appreciation Right Awards (VAR) plan to certain eligible employees. Participants are granted an annual award of VAR “Units,” which are not traditional stock. The Company elected to measure its liability for this plan at intrinsic value as permitted in accordance with Statement No. 123(R), “Share-Based Payment.”
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position, and requires additional disclosures in the notes to consolidated financial statements. This pronouncement is effective December 31, 2007, and the Company is currently assessing the impact of adopting SFAS No. 158.
     In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS No. 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. This pronouncement is effective January 1, 2008, and the Company does not expect this statement to have a material impact on its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued staff accounting bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 was adopted for the year ended December 31, 2006 and had no impact on the Company's consolidated financial statements.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company has completed its initial evaluation of the impact of this standard and does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment.” This Statement eliminated the alternative of accounting for share-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised standard requires the recognition of the fair value of share-based compensation in net earnings in the period the employee becomes eligible for the award. This Statement was effective January 1, 2006 and did not have a material impact on the Company’s consolidated financial statements. See Note 12 for further discussion of this Statement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, and are not limited to, allowance for doubtful accounts, goodwill and unamortized other intangible asset impairment testing and trade promotion and consumer incentives.
2. Receivables
     A summary of receivables at December 31 is as follows:

	2006	2005

Trade accounts	$469,230	$95,040
Notes and contracts	73,469	90,119
Notes from sale of trade receivables	—	369,429
Other	72,435	51,167

	615,134	605,755
Less allowance for doubtful accounts	10,554	14,310

Total receivables, net	$604,580	$591,445

     A substantial portion of Land O’Lakes receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.
     The Company sells certain receivables to a wholly owned special purpose entity (the “SPE”) in order to obtain financing for a portion of its short-term borrowing needs. The transfers of the receivables from the Company to the SPE are structured as sales and, in exchange for the receivables, the Company records a note equal to the present value of the receivables transferred, adjusted for risk of loss. In September 2006, the SPE amended and restated its $200 million, five-year receivables securitization facility with CoBank, ACB (“CoBank”). Under the terms of the amended facility, the SPE does not meet the definition of a qualified special purpose entity for accounting purposes and accordingly, as of September 2006, the assets and liabilities of the SPE are fully consolidated in the Company’s consolidated financial statements. Following consolidation of the SPE, receivables sold to the SPE are now reflected in the Company’s consolidated balance sheets and the notes between the Company and the SPE are eliminated. The impact upon consolidation of the SPE was an $80.2 million increase in assets, which was primarily trade receivables, and an $80.2 million increase in liabilities, which was primarily notes and short-term obligations. At December 31, 2006, the SPE’s receivables were $342.6 million. For further discussion of the receivables securitization facility, see Note 7.
     The Company operates a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers. These loans, which relate primarily to dairy, swine, cattle and other livestock production, are presented as notes and contracts for the current portion and as other assets for the noncurrent portion. Total notes and contracts were $102.6 million at December 31, 2006 and $101.4 million at December 31, 2005 of which $58.2 million and $61.0 million, respectively, was the current portion included in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Inventories
A summary of inventories at December 31 is as follows:

	2006	2005

Raw materials	$152,548	$148,560
Work in process	3,914	2,297
Finished goods	315,472	302,278

Total inventories	$471,934	$453,135

4. Investments
A summary of investments at December 31 is as follows:

	2006	2005

Agriliance LLC	$124,719	$112,932
Ag Processing Inc	33,975	35,831
Advanced Food Products, LLC	32,933	31,904
Agronomy Company of Canada Ltd.	16,834	14,464
Universal Cooperatives, Inc.	7,986	7,716
CoBank, ACB	7,198	10,688
Melrose Dairy Proteins, LLC	5,741	7,495
Golden Oval Eggs, LLC	4,265	—
Delta Egg Farm, LLC	3,890	3,858
Prairie Farms Dairy, Inc.	3,696	4,315
Other – principally cooperatives and joint ventures	28,965	34,583

Total investments	$270,202	$263,786

     On June 30, 2006, Land O’Lakes obtained an investment in Golden Oval Eggs, LLC. See Note 16 for further discussion.
     In 2005, the Company sold its entire interest in CF Industries, Inc., a domestic manufacturer of crop nutrients in Agronomy, for $315.5 million in cash, which resulted in a gain on sale of investment of $102.4 million.
     As of December 31, 2006, the Company has a 50% voting interest in numerous joint ventures, including Agriliance LLC, Agronomy Company of Canada Ltd., Melrose Dairy Proteins, LLC, and MoArk/Fort Recovery Egg Marketing, LLC. The Company also holds a 35-percent voting interest in Advanced Food Products, LLC. The Company’s four largest equity investments based on each investee’s total assets or earnings were Agriliance LLC, Advanced Food Products, LLC , Agronomy Company of Canada Ltd., and MoArk/Fort Recovery Egg Marketing, LLC. Summarized financial information for Agriliance LLC and in aggregate, for the next three largest equity investments, which comprise most of the equity investments, as of and for the years ended December 31 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Agriliance LLC

	2006	2005

Net sales	$3,694,121	$3,819,523
Gross profit	337,955	377,682
Net earnings	23,213	71,011
Current assets	1,518,133	1,712,290
Non-current assets	164,917	154,270
Current liabilities	1,302,148	1,520,780
Non-current liabilities	131,465	119,917
Total equity	249,437	225,863

Aggregated equity investments

	2006	2005

Net sales	$338,698	$295,976
Gross profit	22,922	18,683
Net earnings	9,686	5,843
Current assets	115,214	103,954
Non-current assets	57,125	55,156
Current liabilities	38,713	35,660
Non-current liabilities	4,143	1,629
Total equity	129,483	121,821

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Property, Plant and Equipment
A summary of property, plant and equipment at December 31 is as follows:

	2006	2005

Machinery and equipment	$731,576	$706,350
Buildings and building equipment	383,124	358,877
Land and land improvements	66,418	64,260
Software	62,885	61,603
Construction in progress	38,242	27,778

	1,282,245	1,218,868
Less accumulated depreciation	617,176	550,218

Total property, plant and equipment, net	$665,069	$668,650

6. Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill by segment at December 31 is as follows:

	2006	2005

Feed	$127,893	$115,593
Dairy Foods	83,799	69,904
Layers	58,982	79,567
Agronomy	45,461	51,566
Seed	10,392	10,429

Total goodwill	$326,527	$327,059

     The $12.3 million increase in Feed goodwill primarily resulted from the purchase of the remaining 49.9% minority interest in Penny-Newman Milling LLC, a California grain and feed company in January 2006.
     The $13.9 million increase in Dairy Foods goodwill in 2006 was related to the 1998 acquisition of Dairyman’s Cooperative Creamery Association and the Company’s commitment to issue allocated member equities to certain members in 2006.
     The decline in Layers goodwill primarily resulted from a $16.8 million impairment charge incurred in 2006. See Note 15 for further information.
     The goodwill declines in Agronomy and Seed resulted from the amortization associated with investments in joint ventures and cooperatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Intangible Assets
A summary of other intangible assets at December 31 is as follows:

	2006	2005

Amortized other intangible assets:
Patents, less accumulated amortization of $6,063 and $4,909, respectively	$10,648	$11,802
Trademarks, less accumulated amortization of $2,498 and $2,078, respectively	1,472	1,892
Other intangible assets, less accumulated amortization of $10,578 and $8,543, respectively	6,298	6,448

Total amortized other intangible assets	18,418	20,142
Total non-amortized other intangible assets – trademarks and dealer networks	76,625	76,625

Total other intangible assets	$95,043	$96,767

     Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $3.6 million, $4.7 million and $4.3 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.6 million annually. The weighted-average life of the intangible assets subject to amortization is approximately ten years. The majority of the other intangible assets is related to Feed acquisitions.
7. Debt Obligations
Notes and Short-term Obligations
     The Company had notes and short-term obligations at December 31, 2006 and 2005 of $58.3 million and $76.5 million, respectively. The Company maintains credit facilities to finance its short-term borrowing needs including a revolving credit facility and receivables securitization facility.
     In August 2006, the Company completed amendments to and restated its $225 million, five-year secured revolving credit facility. Under the amendments, the lenders have committed to make advances and issue letters of credit until 2011 in an aggregate amount not to exceed $225 million. Borrowings under the amended facility are not subject to a borrowing base limitation. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of December 2006, the LIBOR margin for the revolving credit facility is 125 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of the Company. At December 31, 2006, there was no outstanding balance on the revolving credit facility and $174.4 million was available under this facility after giving effect to $50.6 million of outstanding letters of credit, which reduce availability. There was no balance outstanding at December 31, 2005 under the prior facility.
     In September 2006, the Company completed amendments to and restated its $200 million, five-year receivables securitization facility. Under the amendments, the Company’s wholly-owned special purpose entity (“SPE”) is fully consolidated in the Company’s financial statements. The Company sells certain receivables to the SPE in order to obtain financing for its short-term borrowing needs. The SPE enters into borrowings with CoBank which are effectively secured solely by the SPE’s receivables. Borrowings under the receivables securitization facility bear interest at LIBOR plus 87.5 basis points. The SPE has its own separate creditors that are entitled to be satisfied out of all of the assets of the SPE prior to any value becoming available to the Company. At December 31, 2006 and 2005, there was no balance outstanding with CoBank and $200 million was available under the receivables securitization facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company also had $56.5 million as of December 31, 2006, and $56.9 million as of December 31, 2005, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers.
     The weighted average interest rate on short-term borrowings and notes outstanding at December 31, 2006 and December 31, 2005 was 5.52% and 5.67%, respectively.
Long-term Debt
A summary of long-term debt at December 31 is as follows:

	2006	2005

Senior unsecured notes – due 2011 (8.75%)	$196,452	$196,452
Senior secured notes – due 2010 (9.00%)	175,000	175,000
Capital Securities of Trust Subsidiary – due 2028 (7.45%)	190,700	190,700
MoArk, LLC debt – due 2007 through 2023 (7.64% weighted average)	44,004	59,136
Industrial development revenue bonds and other secured notes payable – due 2007 through 2016 (3.00% to 6.00%)	14,868	14,893
Capital lease obligations (6.00% to 8.95%)	7,776	9,310
Other debt	21,231	25,232

	650,031	670,723
Less current portion	10,972	23,921

Total long-term debt	$639,059	$646,802

     In 2006, Land O’Lakes wholly owned subsidiary, MoArk LLC (“MoArk”) paid $28.1 million in amounts owed under various term notes and loans, principally from cash proceeds received from the disposal of assets related to its liquid egg operations.
     In May 2006, MoArk entered into a $40 million revolving credit facility to replace its prior facility. This facility is subject to a borrowing base limitation and terminates in June 2009. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. At December 31, 2006, $13.0 million was outstanding and borrowings of $19.0 million were outstanding at December 31, 2005 under MoArk’s previous revolving credit facility. The revolving credit facility is subject to certain debt covenants which were all satisfied at December 31, 2006.
     At December 31, 2006, the Company had $7.8 million in obligations under capital lease for MoArk which represents the present value of the future minimum lease payments for the leases. MoArk leases machinery, buildings and equipment at various locations. Minimum commitments under obligations under capital leases at December 31, 2006 total $7.8 million composed of $1.8 million for 2007, $1.4 million for 2008, $1.4 million for 2009, $1.4 million for 2010, $1.5 million for 2011 and $0.3 million for later years.
     Land O’Lakes Capital Trust I (the “Trust”) was created in 1998 for the sole purpose of issuing $200.0 million of Capital Securities and investing the proceeds thereof in an equivalent amount of debentures of the Company. The sole assets of the Trust, $206.2 million principal amount Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company, bearing interest at 7.45% and maturing on March 15, 2028, are eliminated upon consolidation.
     Interest paid on debt obligations was $60.2 million, $78.0 million and $80.3 million in 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Substantially all of the Company’s assets, excluding assets of MoArk, have been pledged to its lenders under the terms of its financing arrangements including, but not limited to, the revolving credit facility and the senior secured notes due 2010. Land O’Lakes debt covenants include certain minimum financial ratios that were all satisfied as of December 31, 2006.
     The Company uses interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps is to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At December 31, 2006, the aggregate notional amount of the swaps was $102 million. The swap fair value was a liability of $2.0 million at December 31, 2006, which is reflected in employee benefits and other liabilities in the consolidated balance sheet, and the fair value adjustment on the hedged debt was included in long-term debt in the consolidated balance sheet at December 31, 2006.
The maturity of long-term debt for the next five years and thereafter is summarized in the table below.

Year	Amount

2007	$10,972
2008	5,696
2009	4,968
2010	179,971
2011	199,479
2012 and thereafter	248,945

8. Other Comprehensive Income

	2006	2005	2004

Net earnings	$88,666	$128,943	$21,433
Minimum pension liability adjustment (net of income taxes of $(5,734) in 2006, $1,592 in 2005 and $4,698 in 2004)	9,108	(2,603)	(7,402)
Unrealized loss on available-for-sale investment securities	(404)	(155)	(521)
Foreign currency translation adjustment, net of income taxes	183	1,387	(184)

Total comprehensive income	$97,553	$127,572	$13,326

     The minimum pension liability adjustment for 2006, 2005 and 2004 reflects $9.0 million, $(5.7) million and $(8.6) million, respectively, for Land O’Lakes defined benefit pension plans and $0.1 million, $3.1 million and $1.2 million, respectively, for the Company’s portion of the minimum pension liability adjustment for its joint venture in Agriliance LLC.
The components of accumulated other comprehensive loss as of December 31 are as follows:

	2006	2005

Minimum pension liability, net of income taxes	$(67,529)	$(76,638)
Unrealized gain on available-for-sale investment securities	–	404
Foreign currency translation adjustment, net of income taxes	1,253	1,071

Accumulated other comprehensive loss	$(66,276)	$(75,163)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Fair Value of Financial Instruments
     The following tables provide information about the carrying amount, notional amount and fair value of financial instruments, including derivative financial instruments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, trade receivables, accounts payable and notes and short-term obligations approximate fair value due to the short-term maturity of the instruments. The carrying value of MoArk’s LIBOR-based debt also approximates fair value since the interest rate automatically adjusts every one to six months and credit spreads are not believed to have changed materially since the facilities were established. The Company believes it is not feasible to readily determine the fair value of investments in other cooperatives due to the excessive cost involved, as there is no established market for these investments. The fair value of current and non-current notes receivable of $14.3 million and $24.6 million as of December 31, 2006 and $27.6 million and $9.8 million as of December 31, 2005, respectively, was not estimated because it is not feasible to readily determine the fair value.
     The fair value of loans receivable, which are loans made to farmers and livestock producers by the Company’s financing subsidiary, was estimated using a present value calculation based on similar loans made or loans re-priced to borrowers with similar credit risks. This methodology is used because no active market exists for these loans and the Company cannot determine whether the fair values presented would equal the value negotiated in an actual sale. The fair value of fixed rate long-term debt was estimated through a present value calculation based on available information on prevailing market interest rates for similar securities. A summary of these instruments is as follows:

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Loans receivable, net	$102,564	$101,933	$101,446	$101,454
Senior unsecured notes due 2011	196,452	206,673	196,452	205,601
Senior secured notes due 2010	175,000	187,632	175,000	192,021
MoArk fixed rate debt	31,004	29,968	37,843	36,744
Capital Securities of Trust Subsidiary due 2028	190,700	158,508	190,700	153,031
     The Company enters into futures and options contract derivatives to reduce risk on the market value of inventory and fixed or partially fixed purchase and sale contracts. The notional or contractual amount of derivatives provides an indication of the extent of the Company’s involvement in such instruments at that time but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of the notional or contractual amounts and the fair value of assets (liabilities) of these derivative financials instruments at December 31 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006		2005
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Commodity futures and options contracts:
Commitments to purchase	$168,336	$10,508	$177,507	$(433)
Commitments to sell	(91,642)	(4,932)	(61,162)	(4,477)

10. Income Taxes
The components of the income tax provision are summarized as follows:

	2006	2005	2004

Current expense (benefit)
Federal	$(6,712)	$(584)	$5,071
State	1,163	912	1,310

	(5,549)	328	6,381

Deferred expense (benefit)
Federal	12,029	4,377	(4,368)
State	1,326	800	(609)

	13,355	5,177	(4,977)

Income tax expense	$7,806	$5,505	$1,404

The effective tax rate differs from the statutory rate primarily as a result of the following:

	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
Patronage refunds	(22.4)	(31.3)	(28.0)
State income tax, net of federal benefit	1.7	0.8	1.5
Amortization of goodwill	9.8	—	1.6
Effect of foreign operations	(1.0)	(0.7)	(4.0)
Disposal of investment	(1.0)	—	(4.2)
Additional tax (benefit)	(13.1)	1.4	0.9
Meals and entertainment	1.2	0.6	3.3
Tax credits	(0.8)	(0.6)	(2.9)
Other, net	(1.3)	(1.0)	1.5

Effective tax rate	8.1%	4.2%	4.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The significant components of the deferred tax assets and liabilities at December 31 are as follows:

	2006	2005

Deferred tax assets related to:
Deferred patronage	$43,262	$45,864
Accrued expenses	71,024	71,438
Allowance for doubtful accounts	3,823	4,973
Asset impairments	7,440	4,233
Joint ventures	5,576	—
Net operating loss carryforwards	11,510	36,447
Deferred tax credits	4,140	7,502

Total deferred tax assets	146,775	170,457

Deferred tax liabilities related to:
Property, plant and equipment	96,319	105,162
Inventories	6,724	3,779
Joint ventures	—	989
Intangibles	15,859	10,778
Deferred revenue	10,389	13,827
Other, net	244	787

Total deferred tax liabilities	129,535	135,322

Net deferred tax assets	$17,240	$35,135

The net deferred tax assets are classified in the consolidated balance sheets as follows:

	2006	2005

Other current assets	$21,225	$26,402
Other assets	—	8,733
Employee benefits and other liabilites	(3,985)	—

Total net deferred tax assets	$17,240	$35,135

     In 2006, the Company and the IRS finalized a tax audit for the periods 1996 through 2003. As a result of the audit, $13.6 million of reserves no longer needed was recorded as a reduction in income tax expense for the year ended December 31, 2006. In addition, in 2006 the Company recorded income tax expense of $9.9 million attributable to the gain on the divestiture of its liquid egg operations. Earnings (loss) from other activities resulted in income tax expense of $11.5 million for the year ended December 31, 2006.
     As of December 31, 2006, the Company had net operating loss carryforwards of approximately $30.1 million for tax purposes available to offset future taxable income. If not used, these carryforwards will expire, primarily in years 2023 and 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of December 31, 2006, a basis difference of approximately $14.1 million existed with respect to investments in foreign subsidiaries and foreign corporate joint ventures that are considered to be indefinite in nature. The underlying deferred tax liability has not been recognized due to the permanent nature of the investment.
     SFAS No. 109, “Accounting for Income Taxes,” requires consideration of a valuation allowance if it is “more likely than not” that benefits of deferred tax assets will not be realized. The Company has determined, based on prior earnings history, reversal of deferred liabilities and anticipated earnings, that no valuation allowance is necessary.
     Income taxes paid in 2006, 2005 and 2004 were $4.9 million, $0.1 million and $11.1 million, respectively.
11. Pension and Other Postretirement Plans
     The Company has a qualified, defined benefit pension plan which generally covers all eligible employees hired before January 1, 2006 not participating in a labor negotiated plan. Plan benefits are generally based on years of service and highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (“ERISA”). In addition, the Company has a noncontributory, supplemental executive retirement plan (“SERP”) and a discretionary capital accumulation plan (“CAP”), both of which are non-qualified, defined benefit pension plans and are unfunded.
     The Company also sponsors plans that provide certain health care benefits for retired employees. Generally, employees hired by Land O’Lakes prior to October 1, 2002 become eligible for these benefits upon meeting certain age and service requirements; employees hired by Land O’Lakes after September 30, 2002 are eligible for access-only retirement health care benefits at their expense. The Company funds only the plans’ annual cash requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company uses a November 30 measurement date for its plans.
Obligation and Funded Status at December 31

	Pension Benefits
	Qualified Plan		Non-qualified Plans
	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$508,860	$440,637	$53,749	$46,666
Service cost	18,665	17,143	416	297
Interest cost	29,126	27,084	3,027	2,939
Plan amendments	(11,321)	—	(645)	—
Actuarial loss	15,171	44,747	1,712	6,476
Benefits paid	(20,870)	(20,751)	(2,834)	(2,629)

Benefit obligation at end of year	$539,631	$508,860	$55,425	$53,749

Change in plan assets:
Fair value of plan assets at beginning of year	$425,740	$390,390	$—	$—
Actual gain on plan assets	53,447	31,101	—	—
Company contributions	20,000	25,000	2,834	2,629
Benefits paid	(20,870)	(20,751)	(2,834)	(2,629)

Fair value of plan assets at end of year	$478,317	$425,740	$—	$—

Funded status	$(61,314)	$(83,120)	$(55,425)	$(53,749)
Unrecognized net actuarial loss	139,147	167,403	14,856	14,288
Unrecognized prior service cost	507	149	(2,075)	(2,076)

Net amount recognized	$78,340	$84,432	$(42,644)	$(41,537)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(23,441)	$(30,681)	$(50,200)	$(50,064)
Intangible asset	507	149	—	—
Accumulated other comprehensive
loss before income taxes	101,274	114,964	7,556	8,527

Net amount recognized	$78,340	$84,432	$(42,644)	$(41,537)

     The accumulated benefit obligation for the Company’s defined benefit pension plan was $501.8 million and $456.4 million at December 31, 2006 and 2005, respectively. The accumulated benefit obligation for the Company’s non-qualified, defined benefit pension plans was $50.2 million and $50.1 million at December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31 is as follows:

		Pension Benefits
	Qualified Plan		Non-qualified Plans
	2006	2005	2006	2005

Projected benefit obligation	$539,631	$508,860	$55,425	$53,749
Accumulated benefit obligation	501,758	456,421	50,200	50,064
Fair value of plan assets	478,316	425,740	—	—

	Other Postretirement Benefits
	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$69,999	$71,194
Service cost	666	650
Interest cost	3,990	3,913
Plan amendments	(3,153)	—
Plan participants’ contributions	2,594	2,185
Actuarial loss (gain)	5,691	(454)
Benefits paid	(7,815)	(7,489)

Benefit obligation at end of year	$71,972	$69,999

Change in plan assets:
Company contributions	$5,822	$5,304
Plan participants’ contributions	2,594	2,185
Medicare Part D Reimbursements	(601)	—
Benefits paid	(7,815)	(7,489)

Fair value of plan assets at end of year	$—	$—

Funded status	$(71,972)	$(69,999)
Unrecognized net actuarial loss	37,219	34,142
Unrecognized prior service cost	—	2,128
Unrecognized transition obligation	2,566	4,500

Accrued benfit liability recognized in the consolidated balance sheets	$(32,187)	$(29,229)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Service cost	$19,081	$17,440	$17,111	$666	$650	$804
Interest cost	32,153	30,023	27,372	3,990	3,913	4,079
Expected return on assets	(35,040)	(33,577)	(32,736)	—	—	—
Amortization of actuarial loss	14,134	10,946	5,923	2,615	2,465	2,346
Amortization of prior service cost	(469)	(430)	723	266	266	266
Curtailment	175	—	—	—	—	—
Amortization of transition obligation	—	—	—	643	643	643

Net periodic benefit cost	$30,034	$24,402	$18,393	$8,180	$7,937	$8,138

Additional Information

	Pension Benefits
	Qualified Plan		Non-qualified Plans
	2006	2005	2006	2005

Change in intangible asset	$358	$(33)	$—	$—
Change in additional minimum liability	(13,332)	6,180	(971)	3,060

Change in other comprehensive loss before income taxes	$(13,690)	$6,213	$(971)	$3,060

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Weighted-average assumptions used to determine benefit obligations at December 31:

			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005

Discount rate	5.70%	5.75%	5.70%	5.75%
Rate of long-term return on plan assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	4.25%	4.25%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Rate of long-term return on plan assets	8.25%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A

     The Company employs a building block approach in determining the long-term rate of return for the assets in the qualified, defined benefit pension plan. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. Diversification and rebalancing of the plan assets are properly considered as part of establishing the long-term portfolio return. Peer data and historical returns are reviewed to check for reasonableness. The Company determined its discount rate assumption at year end based on a hypothetical double A yield curve represented by a series of annualized individual discount rates from one-half to thirty years.
Assumed health care cost trend rates at December 31:

	2006	2005

Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.50%
Year that rate reaches ultimate trend rate	2014	2011

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1 percentage-point change in the assumed health care cost trend rate at December 31, 2006 would have the following effects:

	1 percentage point increase	1 percentage point decrease

Effect on total of service and interest cost	$247	$(219)
Effect on postretirement benefit obligation	$4,302	$(3,810)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan Assets
     The Company’s qualified, defined benefit pension plan weighted-average asset allocations at December 31, 2006 and December 31, 2005, by asset category, are as follows:

Asset category	2006	2005	Target

U.S. equity securities	56%	55%	55%
International equity securities	12%	10%	10%
Fixed income securities and bonds	32%	35%	35%

Total	100%	100%	100%

     The Company has a Statement of Pension Investment Policies and Objectives (the “Statement”) that guides the retirement plan committee in its mission to effectively monitor and supervise the pension plan assets. Two general investment goals are reflected in the Statement: 1) the investment program for the pension plan should provide returns which improve the funded status of the plan over time and reduce the Company’s pension costs, and 2) the Company expects to receive above-average performance from the pension portfolio’s managers in exchange for the fees paid to them. As a result, the total fund’s annualized return before fees should, over a five-year horizon, exceed the annualized, weighted total rate of return of a customized index by 1 percentage point and rank in the top 35% on the Hewitt Associates pension fund universe. Although not a guarantee of future results, the total fund’s five-year annualized return before fees was 8.80%, which exceeded the custom index by 1.75 percentage points, and ranked in the top 57% on the Hewitt Associates pension fund universe. The 2006 total fund’s annualized return was 13.22%, which exceeded the custom index by 0.37 percentage points. The customized index contains the Russell 1000 (weighted 45%), Lehman Bros. Aggregate Bond Index (weighted 35%), EAFE Index (weighted 10%) and Russell 2000 (weighted 10%).
Cash Flow
     The Company expects to contribute approximately $17.8 million to its defined benefit pension plans and $6.3 million to its other postretirement benefits plan in 2007.
     The benefits anticipated to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

			Other	Health
	Qualified	Non-qualified	Postretirement	Care Subsidy
	Pension Plan	Pension Plans	Benefits	Receipts

2007	$23,000	$3,200	$6,300	$(900)
2008	24,000	3,500	6,700	(1,000)
2009	26,000	3,900	7,000	(1,100)
2010	27,000	4,400	7,300	(1,200)
2011	29,000	4,200	7,500	(1,300)
2012-2016	178,000	22,400	38,900	(8,300)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Benefit Plans
     Certain eligible employees are covered by defined contribution plans. The expense for these plans was $14.4 million, $14.3 million and $14.2 million for 2006, 2005 and 2004, respectively.
     The Company participates in a trustee-managed multi-employer pension and health and welfare plan for employees covered under collective bargaining agreements. Several factors could result in potential funding deficiencies which could cause the Company to make significantly higher future contributions to this plan, including unfavorable investment performance, changes in demographics, and increased benefits to participants. The Company contributed $0.9 million, $1.2 million and $0.8 million to this plan for 2006, 2005 and 2004, respectively.
12. Share-Based Compensation
     The Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” effective January 1, 2006. SFAS 123(R) requires the recognition of the intrinsic value of share-based compensation in net earnings. Share-based compensation consists solely of Value Appreciation Right (VAR) “Units” granted to certain eligible employees under a Company-sponsored incentive plan (the “VAR plan”). The Units are not traditional stock and do not provide the recipient any voting rights in the Company, nor, any right to receive assets of Land O’Lakes. A maximum of 200,000 Units may be granted annually to certain employees at a price based on a formula that includes growth, debt levels and cash payments to members for the five-year period ending at the close of the preceding year. Generally, Units fully vest four years from the grant date per the VAR plan. Vested Units are settled upon the earlier of a predetermined date chosen by the employee at the date of grant, or upon retirement or termination. The Company recognizes compensation expense for the estimated intrinsic value appreciation of Units over the vesting period using the graded vesting method. The Units are reflected as a liability in the consolidated balance sheet and upon settlement are paid in cash to participants.
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
     For the years ended December 31, 2006, 2005 and 2004, compensation expense for the share-based payment plan was $3.5 million, $2.3 million and $0.8 million respectively. Cash payments for Units settled for 2006 and 2005 were $0.3 million and $0, respectively. The actual income tax benefit realized from this plan was $0.1 million and $0 for 2006 and 2005, respectively.
     For 2006, the number of Units granted, cancelled and settled was 69,750 and 6,250 and 57,250 respectively. The number of Units vested during 2006 was 154,500 with an intrinsic value of $3.0 million. The number of vested Units outstanding at December 31, 2006 was 435,625 with an intrinsic value of $7.1 million. There were no Units exercisable at December 31, 2006. The number of non-vested Units at December 31, 2006 was 92,000, and the total remaining unrecognized compensation cost related to non-vested Units was $0.6 million. As of December 31, 2006, the weighted average remaining service period for the non-vested Units was 2.3 years.
13. Equities
     The authorized capital stock at December 31, 2006 consisted of 2,000 shares of Class A Common, $1,000 par value; 50,000 shares of Class B Common, $1 par value; 500 shares of nonvoting Class C Common, $1,000 par value; 10,000 shares of nonvoting Class D Common, $1 par value; and 1,000,000 shares of nonvoting, 8% non-cumulative Preferred, $10 par value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following details the activity in membership shares during the three years ended December 31, 2006:
NUMBER OF SHARES

		Common			Preferred
	A	B	C	D

December 31, 2003	1,094	4,914	190	1,142	83,518
New Members	1	188	1	141	—
Redemptions	(38)	(758)	(8)	(165)	(2,130)

December 31, 2004	1,057	4,344	183	1,118	81,388
New Members	8	168	—	31	—
Redemptions	(61)	(394)	(8)	(125)	(3,072)

December 31, 2005	1,004	4,118	175	1,024	78,316
New Members	2	234	—	203	—
Redemptions	(47)	(326)	(8)	(204)	(8,632)

December 31, 2006	959	4,026	167	1,023	69,684

     Allocated patronage to members of $72.0 million, $118.3 million and $23.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, is based on earnings in specific patronage or product categories and in proportion to the business each member does within each category. For 2006, Land O’Lakes issued qualified patronage and non-qualified patronage equities in the amounts of $68.4 million and $3.6 million, respectively. Qualified patronage equities are tax deductible by the Company when qualified written notices of allocation are issued and non-qualified patronage equities are tax deductible when redeemed with cash.
     In 2006, allocated equities of $13.9 million were recognized as final consideration for the 1998 acquisition of Dairyman’s Cooperative Creamery Association. The equities were issued to certain members in January 2007.
     The allocation to retained earnings of $13.6 million in 2006, $8.8 million in 2005 and $(4.1) million in 2004 represents earnings or (losses) generated by non-member businesses plus amounts under the retained earnings program as provided in the bylaws of the Company.
14. Acquisitions
     In January 2006, the Company acquired the remaining 42.5% of MoArk from Osborne Investments, LLC (Osborne) for $71.0 million in cash. The acquisition accelerated a 2007 transfer of ownership provision which was part of the original joint venture agreement between the Company and Osborne. The $71.0 million purchase price was recorded as accrued expense in the consolidated balance sheet as of December 31, 2005. In January 2006, the Company purchased the remaining 49.9% minority interest of Penny-Newman Milling LLC, a consolidated grain and feed subsidiary located in Fresno, California, for $13.2 million in cash plus assumed debt of $5.0 million. The $13.2 million purchase price was primarily allocated to goodwill. In October 2006, the Company acquired a Feed facility in Guilderland, New York for $3.9 million in cash.
     In 2005, Land O’Lakes paid $30.1 million for the final payment on the Madison Dairy Produce Company acquisition, a private label butter business acquired by Dairy Foods in 2000. In December 2005, the Company paid $3.2 million for the remaining 1.5% minority interest in Cheese & Protein International LLC, a Dairy Foods cheese manufacturing and whey processing plant in Tulare, California. In September 2005, Feed increased the Company’s ownership in Penny-Newman Milling LLC, from 40.0% to 50.01% with an additional investment of $4.0 million and began consolidating Penny-Newman Milling LLC in its financial statements effective September 30, 2005. In August 2005, the Company paid $8.2 million to acquire the assets of an alfalfa seed company. Other acquisition spending totaled $0.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In 2004, the Company paid $12.2 million to purchase the remaining 8% minority interest in its Land O’Lakes Purina Feed LLC subsidiary.
15. Restructuring and Impairment Charges

	2006	2005	2004

Restructuring charges	$1,482	$328	$2,441
Impairment charges	19,687	6,053	5,374

Total restructuring and impairment charges	$21,169	$6,381	$7,815

Restructuring charges
     In 2006, the Company had restructuring charges of $1.5 million. As a result of competitive conditions in the Upper Midwest, Dairy Foods closed a cheese facility in Greenwood, Wisconsin in February 2006. The restructuring charges primarily related to a long-term contractual obligation for waste-water treatment with the City of Greenwood. The remaining liability at December 31, 2006 for severance, contract and other exit costs was $1.5 million.
     In 2005, the Company had restructuring charges of $0.3 million. A charge of $1.1 million was recorded which represented severance for approximately 30 employees and other exit costs related to the Greenwood closure. Partially offsetting this charge were reversals of $0.4 million related to prior year restructuring charges for the closure of the Volga, South Dakota cheese facility and $0.4 million related to prior year restructuring charges for downsizing Feed operations. The balance remaining to be paid at December 31, 2005 for employee severance, outplacement and other exit costs was $1.6 million.
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
Impairment charges
     In 2006, the Company incurred $19.7 million of impairment charges. The Company performed a goodwill impairment test for the remaining goodwill in Layers subsequent to the disposal of its liquid egg operations in June. The estimated fair value of Layers was determined by using a combination of market data and a present value calculation of future cash flows. As a result of the test, a $16.8 million goodwill impairment charge was recorded in Layers. The Company also recorded a $2.8 million impairment charge in Dairy Foods related to a note receivable from the sale of a cheese facility in Gustine, California. In 2003, this facility was sold to Valley Gold LLC for $2.5 million in cash and a $5 million note. Valley Gold defaulted on this note and in 2006 the Company reacquired the facility via a foreclosure sale. The Company plans to sell the facility and is actively engaged in identifying potential buyers.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In 2004, the Company incurred $5.4 million of impairment charges. This included a $1.5 million charge for goodwill impairment in Seed due to the sale of a subsidiary as well as charges for impairments related to the write-down of certain assets to their estimated fair value of $3.1 million in Feed, $0.6 million in Dairy Foods and $0.2 million in Other. The Company also reduced the carrying value of our investment in CF Industries, Inc. by $36.5 million which is reflected as loss on impairment of investment in CF Industries, Inc. in the consolidated financial statements.
16. Other (Income) Expense, Net

	2006	2005	2004

Gain on divestiture of businesses	$(8,987)	$—	$(1,438)
Gain on sale of investments, excluding CF Industries	(7,980)	(1,135)	(623)
Gain on sale of intangibles	(1,824)	—	—
Loss on extinguishment of debt	—	11,014	—
Gain on legal settlements	—	(584)	(5,415)

Total	$(18,791)	$9,295	$(7,476)

     In 2006, the Company divested the liquid egg operations of its MoArk subsidiary to Golden Oval Eggs, LLC and GOECA, LLP (together “Golden Oval”) and recognized an $8.0 million gain on divestiture. MoArk received $37.1 million in net proceeds, plus an additional $17.0 million from Golden Oval in the form of a three-year note, with the possibility of incremental earn-out amounts if Golden Oval surpasses certain performance measures. The Company also received $5.0 million of equity in Golden Oval. At December 31, 2005, assets of $48.7 million and liabilities of $0.4 million for the liquid egg operations were classified as other current assets and accrued expenses, respectively, in the Company’s consolidated balance sheet. In connection with the sale, Land O’Lakes, Inc. granted Golden Oval a license to use the Land O’Lakes brand name for certain liquid egg products. MoArk continues to operate its shell egg business.
     In 2006, Feed divested a private label pet food business for $5.2 million in cash, which resulted in a gain of $0.9 million. In 2005, Feed divested of a subsidiary and received $2.6 million in cash, which resulted in no gain or loss. During 2004, Land O’Lakes divested a Dairy foods business for $7.5 million in cash, which resulted in a gain of $1.5 million. The Company also divested of a seed business in 2004 for $5.6 million in cash, which resulted in a loss of $0.1 million.
     In 2006, the Company recognized a $7.8 million gain on the sale of an investment held by Dairy Foods. The Company also recorded a gain of $0.2 million on the sale of investments in Feed and received $1.4 million in cash. In 2005, the Company recorded a gain of $1.1 million on the sale of investments in Feed, from which the Company received $1.5 million in cash. In 2004, the Company recorded gains of $0.6 million on the sale of investments in Feed and received $2.3 million in cash.
     In 2006, the Company recognized a gain on sale of an intangible held by Dairy Foods for $1.8 million in cash.
     In 2005, the Company recorded an $11.0 million loss on extinguishment of $149.8 million of its senior unsecured notes due 2011.
     In 2005 and 2004, the Company recorded gains on legal settlements of $0.6 million and $5.4 million, respectively. The gains represent cash received in judgment from product suppliers against whom the Company alleged certain price-fixing claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Discontinued Operations
     During 2005, the Company completed the sale of its swine production assets for net proceeds of $42.0 million which resulted in a gain, net of income taxes, of $0.1 million. Results from operations have been classified and reported as discontinued operations. Discontinued operations include $1.3 million income tax expense and $0.4 million allocated interest expense for 2005 and $4.2 million income tax benefit and $2.1 million allocated interest expense for 2004.
18. Commitments and Contingencies
     The Company leases various equipment and real properties under long-term operating leases. Total rental expense was $55.2 million in 2006, $53.1 million in 2005 and $51.5 million in 2004. Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.
     Minimum lease commitments under noncancelable operating leases at December 31, 2006 totaled $96.6 million composed of $29.1 million for 2007, $25.4 million for 2008, $18.3 million for 2009, $12.5 million for 2010, $6.4 million for 2011 and $4.9 million for later years.
     The Company has noncancelable commitments to purchase raw materials in Dairy Foods, Feed, Seed and Layers. These purchase commitments are contracted on a short-term basis, typically one year or less, and totaled $2.3 billion at December 31, 2006. The Company has contracted commitments to purchase weaner and feeder pigs which are sold to producers or local cooperatives under long-term supply contracts. At December 31, 2006 these commitments total $127.0 million, comprised of $42.5 million in 2007, $28.6 million in 2008, $20.3 million in 2009, $18.3 million in 2010, and $17.3 million in 2011. At December 31, 2006, the Company had $13.4 million of other contractual commitments, primarily to purchase consulting services and capital equipment, comprised of $6.3 million in 2007, $1.5 million in 2008, $1.5 million in 2009, $1.0 million in 2010, $1.0 million in 2011 and $2.1 million thereafter.
     MoArk has guaranteed certain loan agreements for an equity investee. MoArk is responsible for 50% of the outstanding balance of these guaranteed notes totaling $10.9 million as of December 31, 2006. These notes are fully secured by collateral of the equity investee.
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
     The Company’s Cheese & Protein International (“CPI”) subsidiary has received multiple Notices of Violation (“NOVs”) from the City of Tulare, California Department of Public Works, regarding the industrial wastewater discharged from CPI’s facility. According to the NOVs, CPI’s wastewater exceeded certain permissible levels of electrical conductivity. In 2006, CPI paid surcharges of approximately $0.3 million to the City of Tulare. CPI does not expect to pay any surcharges related to electrical conductivity in 2007.
     In December 2005, a fire occurred in the Company’s Statesville, North Carolina feed plant. The feed plant was shut down and has not yet resumed production. The Company has temporarily used its other facilities to provide services to customers normally served by this location. The aggregate net book value of the damaged building, equipment and inventory is approximately $3.4 million. The Company holds insurance coverage for property damage and business interruption and a significant portion of the loss is expected to be covered by insurance. The Company received citations from North Carolina OSHA related to this incident, none of which will have a material impact to the Company’s financial condition, future results of operations, or cash flows. The Company expects to reopen the facility in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On February 24, 2004, Cache La Poudre Feeds, LLC (“Cache”) filed a lawsuit in the United States District Court for the District of Colorado against the Company, Land O’Lakes Purina Feed LLC and certain named individuals claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. Cache seeks damages of at least $132.8 million, which, it claims, is the amount the named entities generated in gains, profits and advantages from using the Profile trade name. In response to Cache’s complaint, the Company denied any wrongdoing and pursued certain counterclaims against Cache relating to trademark infringement, and other claims against Cache for, among other things, defamation and libel. In addition, the Company believes that Cache’s calculation of the Company’s gains, profits and advantages allegedly generated from the use of the Profile trade name are grossly overstated. The Company believes that sales revenue generated from the sale of products carrying the Profile trade name was immaterial. Although the amount of any loss that may result from this matter cannot be ascertained with certainty, management does not believe that it will result in a loss material to the Company’s consolidated financial condition, future results of operations or cash flow. The trial is scheduled for June 2007.
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
19. Segment Information
     The Company operates in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers.
     Dairy Foods develops, markets and sells products such as butter, spreads, cheese, and other dairy related products. Products are sold under well-recognized national brand names including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under regional brand names such as New Yorker.
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
     Layers consists of the Company’s wholly owned MoArk subsidiary. MoArk produces and markets shell eggs that are sold to retail and wholesale customers for consumer and industrial use throughout the United States. MoArk also produced and marketed liquid egg products prior to the sale of this operation on June 30, 2006.
     The Company’s management uses earnings (loss) before income taxes and discontinued operations to evaluate a segment’s performance. The Company allocates interest and corporate administrative expense, both directly and indirectly, to all of its business segments. Corporate staff functions that are able to determine actual services provided to each segment allocate expense on a direct and predetermined basis. All other corporate staff functions allocate expense indirectly based on each segment’s percentage of total invested capital. A majority of corporate administrative expense is allocated directly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

						Total
						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminated	Consolidated
For the year ended December 31, 2006
Net sales	$3,241,251	$2,711,390	$755,976	$—	$398,394	$(4,722)	$7,102,289
Cost of sales(1)	3,001,831	2,412,747	648,924	—	377,031	835	6,441,368
Selling, general and administrative	167,163	238,026	67,791	13,105	31,442	(1,970)	515,557
Restructuring and impairment charges	4,290	65	—	—	16,814	—	21,169
Interest expense (income) net	31,915	25,220	(638)	(10,886)	17,210	(4,461)	58,360
Other income, net	(9,662)	(1,097)	—	—	(8,033)	1	(18,791)
Equity in (earnings) loss of affiliated companies	(1,456)	(1,727)	(203)	(13,997)	4,083	5	(13,295)
Minority interest in earnings of subsidiaries	—	1,444	5	—	—	—	1,449

Earnings (loss) before income taxes and discontinued operations	$47,170	$36,712	$40,097	$11,778	$(40,153)	$868	$96,472

For the year ended December 31, 2005
Net sales	$3,684,069	$2,586,870	$653,871	$—	$406,965	$4,353	$7,336,128
Cost of sales(1)	3,497,502	2,296,280	569,503	—	385,062	2,764	6,751,111
Selling, general and administrative	151,147	227,433	53,827	27,574	32,588	2,402	494,971
Restructuring and impairment charges	4,121	1,770	—	—	433	57	6,381
Interest expense (income), net	34,889	26,320	1,146	6,248	14,235	(2,965)	79,873
Other expense (income), net	(14)	(1,603)	—	11,014	—	(102)	9,295
Gain on sale of investment in CF Industries, Inc	—	—	—	(102,446)	—	—	(102,446)
Equity in (earnings) loss of affiliated companies	(3,969)	(1,341)	—	(37,870)	6,477	11	(36,692)
Minority interest in earnings of subsidiaries	—	1,349	5	—	—	—	1,354

Earnings (loss) before income taxes and discontinued operations	$393	$36,662	$29,390	$95,480	$(31,830)	$2,186	$132,281

For the year ended December 31, 2004
Net sales	$3,797,340	$2,626,577	$518,754	$—	$541,318	$13,294	$7,497,283
Cost of sales(1)	3,599,591	2,370,029	448,383	—	476,039	9,533	6,903,575
Selling, general and administrative	160,705	237,687	48,953	12,846	38,499	2,245	500,935
Restructuring and impairment charges	54	6,040	1,480	—	—	241	7,815
Interest expense, net	28,142	26,676	3,938	9,273	14,127	958	83,114
Other (income) expense, net	(1,006)	(6,169)	146	—	(448)	1	(7,476)
Loss on impairment of investment in CF Industries, Inc	—	—	—	36,500	—	—	36,500
Equity in (earnings) loss of affiliated companies	(6,614)	(2,007)	—	(41,923)	(7,918)	50	(58,412)
Minority interest in earnings of subsidiaries	—	1,641	8	—	—	(1)	1,648

Earnings (loss) before income taxes and discontinued operations	$16,468	$(7,320)	$15,846	$(16,696)	$21,019	$267	$29,584

2006
Total assets	$873,786	$956,105	$570,394	$191,983	$262,159	$200,698	$3,055,125
Intersegment sales	5,753	18,147	—	—	—	(23,900)	—
Depreciation and amortization	40,030	31,238	2,528	6,114	8,739	8,816	97,465
Capital expenditures	19,418	33,594	2,705	—	11,019	17,027	83,763

2005
Total assets	$899,019	$920,956	$471,121	$187,565	$311,558	$304,839	$3,095,058
Intersegment sales	3,187	13,418	—	—	—	(16,605)	—
Depreciation and amortization	42,697	35,196	2,257	6,088	10,251	11,556	108,045
Capital expenditures	20,462	25,912	2,374	—	17,714	3,962	70,424

2004
Total assets	$976,788	$890,304	$398,924	$391,532	$276,859	$265,375	$3,199,782
Intersegment sales	3,509	13,647	—	—	—	(17,156)	—
Depreciation and amortization	39,551	38,544	2,546	6,101	10,825	15,272	112,839
Capital expenditures	53,130	26,342	1,571	—	8,878	6,178	96,099

(1)	Cost of sales includes unrealized hedging (gains) losses of:

2006	$(6,486)	$(2,257)	$(2,729)	$—	$(118)	$1,234	$(10,356)
2005	4,201	(5,815)	(518)	—	(844)	—	(2,976)
2004	2,601	13,551	2,992	—	1,106	—	20,250
     Unrealized hedging (gains) losses are also recognized in equity in (earnings) loss of affiliated companies for Agronomy and in earnings (loss) from discontinued operations, net of income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
20. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
2006
Net sales	$1,996,718	$1,687,305	$1,524,580	$1,893,686	$7,102,289
Gross profit	179,518	143,838	125,411	212,154	660,921
Net earnings (loss)	26,112	34,752	(16,697)	44,499	88,666

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
2005
Net sales	$1,978,654	$1,747,599	$1,662,557	$1,947,318	$7,336,128
Gross profit	181,969	126,962	127,229	148,857	585,017
Net earnings (loss)	24,296	25,847	80,438	(1,638)	128,943
     In the third quarter of 2005, the Company sold its investment in CF Industries, Inc. for a gain on sale of $102.4 million.
21. Related Party Transactions
     The Company has related party transactions, primarily with equity investees. The Company purchases products from and sells products to Melrose Dairy Proteins, LLC, a 50% voting interest joint venture with Dairy Farmers of America. The Company sells seed products and purchases from and sells services to Agriliance LLC, a 50% voting interest joint venture with CHS Inc. The company purchases aseptic products and sells dairy ingredients to Advanced Food Products, LLC, a 35% voting interest joint venture with a subsidiary of Bongrain, S.A. The Company’s MoArk and Land O’Lakes Purina Feed subsidiaries purchase products from and sell products to equity investees and other related parties. In addition, the Company has financing arrangements with Melrose Dairy Proteins, LLC, and Agriliance LLC. Related party transactions for the years ended December 31, 2006, 2005 and 2004 and as of December 31, 2006 and 2005, respectively, are as follows:

	2006	2005	2004

Sales	$171,031	$162,594	$163,449
Purchases	90,108	79,747	86,948
Services provided	17,650	20,321	14,432

	2006	2005

Notes receivable	$28,338	$25,600
Accounts receivable	13,036	7,788
Accounts payable	8,908	10,809

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
22. Allowance for Doubtful Accounts
     The activity in the allowance for doubtful accounts is as follows:

	Balance at
	Beginning	Charges to		Balance at
Description	of Year	Expense	Other(a)	End of Year
Year ended December 31, 2006	14,310	1,421	(5,177)	10,554
Year ended December 31, 2005	15,538	1,967	(3,241)	14,310
Year ended December 31, 2004	19,544	2,351	(6,357)	15,538

(a)	Includes accounts written-off, recoveries, acquisitions, and the impact of consolidations.
23. Subsequent Events (Unaudited)
     On February 21, 2007, Land O’Lakes, Inc., together with its wholly owned subsidiary, Cheese & Protein International LLC (“CPI”), announced that they had entered into an asset sale and purchase agreement (the “Agreement”) with Saputo Cheese USA Inc. and Saputo Inc. (together “Saputo”). The Agreement sets forth the terms and conditions governing the expected sale of substantially all of the assets used for cheese and dairy by-products operations at its CPI facility located in Tulare, California. The Agreement also incorporates several ancillary documents including, but not limited to, a non-competition agreement, a milk supply agreement and a product off-take agreement. All transactions would be conducted at fair market prices. Saputo is scheduled to pay to LOL approximately $216 million in cash upon closing, subject to adjustments. Pending regulatory approval, closing is expected to occur in April 2007.
     On March 7, 2007, CPI notified bondholders of its intent to redeem $10 million of outstanding Industrial Development Revenue Bonds, effective March 22, 2007. The redemption notice was irrevocable and is not conditioned upon the sale of the CPI facility.
     On March 6, 2007, Land O’Lakes, Inc. announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), recently filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup® Ready Alfalfa. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit.
     On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A hearing regarding potential permanent injunctive relief will occur on April 27, 2007.
24. Consolidating Financial Information
     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.
     In September 2006, the Company amended its receivable securitization facility and began to consolidate its wholly owned special purpose entity (“SPE”). The SPE is not a guarantor of the Company’s financing arrangements. Accordingly, the SPE’s financial information has been included with the non-guarantor subsidiaries, from the date of consolidation through December 31, 2006, and as of December 31, 2006.
     In January of 2006, the Company completed the purchase of the remaining 49.9% ownership position in Penny-Newman Milling LLC (Penny-Newman) which gave Land O’Lakes 100% ownership of the entity. Accordingly, the Penny-Newman financial information has been combined with the consolidated guarantors in the following supplemental financial information as of and for the year ended December 31, 2006.

     On July 1, 2005, simultaneous with the prepayment of the remaining balance of a capital lease obligation, the Company elected to designate CPI a restricted subsidiary under the Land O’Lakes senior bond indentures, and a loan party under the Company’s revolving credit facility. Consistent with such designations and as of July 1, 2005, CPI guarantees the Company’s obligations arising under these facilities. Accordingly, the CPI financial information has been combined with the consolidated guarantors in the following supplemental financial information as of December 31, 2006 and December 31, 2005 and for the year ended December 31, 2006 and for the six months ended December 31, 2005.
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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2006

	Land O’Lakes, Inc.	Consolidated	Non-Guarantor
	Parent Company	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$8,976	$15,613	$55,118	$—	$79,707
Receivables, net	300,803	266,680	449,742	(412,645)	604,580
Intercompany receivables, net	77,042	—	—	(77,042)	—
Inventories	227,258	205,021	39,655	—	471,934
Prepaid expenses	367,900	7,528	2,850	—	378,278
Other current assets	28,192	19,199	3,203	—	50,594

Total current assets	1,010,171	514,041	550,568	(489,687)	1,585,093

Investments	1,134,363	42,809	8,323	(915,293)	270,202
Property, plant and equipment, net	183,580	388,410	93,079	—	665,069
Goodwill, net	184,414	83,019	59,094	—	326,527
Other intangibles, net	4,789	88,255	1,999	—	95,043
Other assets	28,392	36,557	51,729	(3,487)	113,191

Total assets	$2,545,709	$1,153,091	$764,792	$(1,408,467)	$3,055,125

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$2,005	$3,306	$469,335	$(416,346)	$58,300
Current portion of long-term debt	449	403	10,120	—	10,972
Accounts payable	765,044	198,329	28,553	2,848	994,774
Intercompany payable, net	—	74,513	2,529	(77,042)	—
Accrued expenses	91,267	93,629	24,320	(2,634)	206,582
Patronage refunds and other member equities payable	18,506	—	120	—	18,626

Total current liabilities	877,271	370,180	534,977	(493,174)	1,289,254

Long-term debt	586,030	10,911	42,118	—	639,059
Employee benefits and other liabilities	137,872	27,542	8,032	—	173,446
Minority interests	—	4,808	4,022	—	8,830
Commitments and contingencies

Equities:
Capital stock	1,828	100	37	(137)	1,828
Additional paid-in capital	—	504,118	139,820	(643,938)	—
Member equities	904,183	—	—	—	904,183
Accumulated other comprehensive loss	(66,276)	(16)	—	16	(66,276)
Retained earnings	104,801	235,448	35,786	(271,234)	104,801

Total equities	944,536	739,650	175,643	(915,293)	944,536

Total liabilities and equities	$2,545,709	$1,153,091	$764,792	$(1,408,467)	$3,055,125

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
DECEMBER 31, 2006

	Land O’Lakes, Inc.	Consolidated	Non-Guarantor
	Parent Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$3,269,031	$3,336,244	$497,014	$—	$7,102,289
Cost of sales	2,958,004	3,015,590	467,774	—	6,441,368

Gross profit	311,027	320,654	29,240	—	660,921

Selling, general and administrative	227,057	254,241	34,259	—	515,557
Restructuring and impairment charges	4,291	64	16,814	—	21,169

Earnings (loss) from operations	79,679	66,349	(21,833)	—	124,195

Interest expense, net	46,140	13,391	(1,171)	—	58,360
Other income, net	(9,661)	(1,097)	(8,033)	—	(18,791)
Equity in (earnings) loss of affiliated companies	(49,801)	(1,477)	3,348	34,635	(13,295)
Minority interest in earnings of subsidiaries	(62)	—	1,511	—	1,449

Earnings (loss) before income taxes	93,063	55,532	(17,488)	(34,635)	96,472
Income tax expense	4,397	1,562	1,847	—	7,806

Net earnings (loss)	$88,666	$53,970	$(19,335)	$(34,635)	$88,666

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	Land O’Lakes, Inc.	Consolidated	Non-Guarantor
	Parent Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Cash flows from operating activities:
Net earnings	$88,666	$53,970	$(19,335)	$(34,635)	$88,666
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation & Amortization	40,196	44,897	10,146	—	95,239
Amortization of deferred financing charges	2,109	79	38	—	2,226
Bad debt expense	(588)	2,025	(16)	—	1,421
Proceeds from patronage revolvement received	8,882	281	—	—	9,163
Non-cash patronage income	(1,765)	(62)	—	—	(1,827)
Deferred income tax expense	13,355	—	—	—	13,355
Decrease (increase) in other assets	6,196	(1,575)	(47)	(4,757)	(183)
Increase decrease in other liabilities	2,972	(64)	(13)	—	2,895
Restructuring and impairment charges	4,291	64	16,814	—	21,169
Gain on divestiture of businesses	—	(954)	(8,033)	—	(8,987)
(Gain) loss on sale of investment	(8,078)	98	—	—	(7,980)
Equity in (earnings) loss of affiliated companies	(49,801)	(1,477)	3,348	34,635	(13,295)
Dividends from investments in affiliated companies	2,034	1,202	1,500	—	4,736
Minority interests	(62)	—	1,511	—	1,449
Other	(2,011)	(7)	(1,592)	—	(3,610)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	16,607	(78,242)	(344,497)	463,146	57,014
Inventories	11,804	(31,172)	(757)	—	(20,125)
Other current assets	(62,781)	(6,486)	516	—	(68,751)
Accounts payable	(18,624)	45,523	(15,789)	6,317	17,427
Accrued expenses	5,360	13,690	7,207	(3,948)	22,309

Net cash provided (used) by operating activities	58,762	41,790	(348,999)	460,758	212,311

Cash flows from investing activities:
Additions to property, plant and equipment	(36,123)	(34,647)	(12,993)	—	(83,763)
Acquisitions	(84,187)	(3,873)	—	—	(88,060)
Payments for investments	(22,925)	—	(4,025)	22,000	(4,950)
Proceeds from divestiture of businesses	—	5,407	37,059	—	42,466
Proceeds from sale of investments	8,372	902	—	—	9,274
Proceeds from sale of property, plant and equipment	358	1,193	203	—	1,754
Other	1,184	3,901	2,098	—	7,183

Net cash (used) provided by investing activities	(133,321)	(27,117)	22,342	22,000	(116,096)

Cash flows from financing activities:
Increase (decrease) in short-term debt	1,329	1,037	359,851	(460,758)	(98,541)
Proceeds from issuance of long-term debt	2,341	710	13,400	—	16,451
Payments on principal of long-term debt	(959)	(807)	(34,783)	—	(36,549)
Payments for redemption of member equities	(80,614)	—	—	—	(80,614)
Payments for debt issuance costs	(1,536)	—	(7)	—	(1,543)
Distribution to members	6,500	—	(6,500)	—	—
Other	(622)	—	27,555	(22,000)	4,933

Net cash (used) provided by financing activities	(73,561)	940	359,516	(482,758)	(195,863)
Net cash used by operating activities of Discontinued operations	(349)	—	—	—	(349)

Net (decrease) increase in cash and cash equivalents	(148,469)	15,613	32,859	—	(99,997)
Cash and cash equivalents at beginning of period	157,445	—	22,259	—	179,704

Cash and cash equivalents at end of period	$8,976	$15,613	$55,118	$—	$79,707

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2005

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$157,445	$—	$22,259	$—	$179,704
Receivables, net	325,878	185,356	110,550	(30,339)	591,445
Intercompany receivable	90,373	—	—	(90,373)	—
Inventories	240,388	173,849	38,898	—	453,135
Prepaid expenses	321,843	8,494	2,686	—	333,023
Other current assets	29,806	11,747	39,522	—	81,075

Total current assets	1,165,733	379,446	213,915	(120,712)	1,638,382

Investments	1,019,021	43,743	8,077	(807,055)	263,786
Property, plant and equipment, net	182,905	387,752	97,993	—	668,650
Goodwill, net	201,037	82,686	43,336	—	327,059
Other intangibles, net	4,192	90,269	2,306	—	96,767
Other assets	27,718	35,008	45,932	(8,244)	100,414

Total assets	$2,600,606	$1,018,904	$411,559	$(936,011)	$3,095,058

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$300	$2,269	$109,484	$(35,588)	$76,465
Current portion of long-term debt	6,659	390	16,872	—	23,921
Accounts payable	783,280	152,806	44,342	(3,469)	976,959
Intercompany payable	—	89,591	782	(90,373)	—
Accrued expenses	168,398	79,939	17,113	474	265,924
Patronage refunds and other member equities payable	29,622	—	—	—	29,622

Total current liabilities	988,259	324,995	188,593	(128,956)	1,372,891

Long-term debt	579,032	11,021	56,749	—	646,802
Employee benefits and other liabilities	128,042	27,198	10,556	—	165,796
Minority interests	1,716	711	3,585	—	6,012
Commitments and contingencies

Equities:
Capital stock	1,967	100	37	(137)	1,967
Additional paid-in capital	—	499,369	89,213	(588,582)	—
Member equities	893,518	—	—	—	893,518
Accumulated other comprehensive loss	(75,163)	(460)	—	460	(75,163)
Retained earnings	83,235	155,970	62,826	(218,796)	83,235

Total equities	903,557	654,979	152,076	(807,055)	903,557

Total liabilities and equities	$2,600,606	$1,018,904	$411,559	$(936,011)	$3,095,058

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

	Land
	O’Lakes,
	Inc. Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$3,414,033	$3,227,703	$694,392	$—	$7,336,128
Cost of sales	3,173,271	2,915,261	662,579	—	6,751,111

Gross profit	240,762	312,442	31,813	—	585,017

Selling, general and administrative	215,731	240,958	38,282	—	494,971
Restructuring and impairment charges	4,179	1,769	433	—	6,381

Earnings (loss) from operations	20,852	69,715	(6,902)	—	83,665

Interest expense, net	72,846	1,471	5,556	—	79,873
Other expense(income), net	10,335	(1,040)	—	—	9,295
Gain on sale of investment in CF Industries, Inc.	(102,446)	—	—	—	(102,446)
Equity in (earnings) loss of affiliated companies	(92,019)	(1,369)	6,477	50,219	(36,692)
Minority interest in earnings of subsidiaries	240	142	972	—	1,354

Earnings (loss) before income taxes and discontinued operations	131,896	70,511	(19,907)	(50,219)	132,281
Income tax expense (benefit)	5,120	2,844	(2,459)	—	5,505

Net earnings (loss) from continuing operations	126,776	67,667	(17,448)	(50,219)	126,776
Earnings from discontinued operations, net of income taxes	2,167	—	—	—	2,167

Net earnings(loss)	$128,943	$67,667	$(17,448)	$(50,219)	$128,943

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

	Land
	O’Lakes,
	Inc. Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$128,943	$67,667	$(17,448)	$(50,219)	$128,943
Earnings from discontinued operations, net of income tax benefit	(2,167)	—	—	—	(2,167)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,237	38,434	18,641	—	99,312
Amortization of deferred financing costs	7,188	1,222	323	—	8,733
Loss on extinguishment of debt	11,014	—	—	—	11,014
Bad debt expense	762	1,029	176	—	1,967
Proceeds from patronage revolvement received	5,551	2,572	—	—	8,123
Non-cash patronage income	(408)	(1,444)	—	—	(1,852)
Deferred income tax expense	5,177	—	—	—	5,177
Decrease (increase) in other assets	11,021	2,150	(256)	331	13,246
Increase (decrease) in other liabilities	4,554	(984)	—	—	3,570
Restructuring and impairment charges	4,179	1,769	433	—	6,381
Gain on sale of investments	(102,547)	(1,034)	—	—	(103,581)
Equity in (earnings) loss of affiliated companies	(92,019)	(1,369)	6,477	50,219	(36,692)
Dividends from investments in affiliated companies	33,201	1,323	726	—	35,250
Minority interests	240	142	972	—	1,354
Other	(319)	(644)	(5,291)	—	(6,254)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(279,140)	70,286	9,857	160,033	(38,964)
Inventories	283	(19,278)	12,937	—	(6,058)
Other current assets	(17,449)	(2,180)	(30,839)	—	(50,468)
Accounts payable	95,909	74,987	6,524	(13,265)	164,155
Accrued expenses	(7,063)	26,037	(1,357)	(474)	17,143

Net cash provided by operating activities	(150,853)	260,685	1,875	146,625	258,332

Cash flows from investing activities:
Additions to property, plant and equipment	(17,882)	(26,669)	(25,873)	—	(70,424)
Acquisitions, net of cash acquiredt	(38,304)	(7,797)	—	—	(46,101)
Payments for investments	(93,616)	—	(5,450)	93,500	(5,566)
Net proceeds from divestitures of businesses	—	—	2,635	—	2,635
Proceeds from sale of investments	315,900	1,000	—	—	316,900
Proceeds from sale of property, plant and equipment	397	9,218	12,582	—	22,197
Other	21,061	(1)	(179)	—	20,881

Net cash provided (used) by investing activities	187,556	(24,249)	(16,285)	93,500	240,522

Cash flows from financing activities:
Increase (decrease) in short-term debt	172,787	(36,594)	22,688	(137,625)	21,256
Proceeds from issuance of long-term debt	(129)	629	1,522	—	2,022
Principal payments on long-term debt and capital lease obligations	(264,247)	—	(106,653)	(9,000)	(379,900)
Payments for debt extinguishment costs	(11,014)	—	—	—	(11,014)
Distribution to members	183,830	(183,830)	—	—	—
Payments for redemption of member equities	(68,714)	—	—	—	(68,714)
Other	(2,957)	2	94,462	(93,500)	(1,993)

Net cash (used) provided by financing activities	9,556	(219,793)	12,019	(240,125)	(438,343)
Net cash provided by operating activities of discontinued operations	3,922	—	—	—	3,922
Net cash provided by investing activities of discontinued operations	42,135	—	—	—	42,135

Net increase (decrease) in cash	92,316	16,643	(2,391)	—	106,568
Cash and cash equivalents at beginning of year	65,129	(16,643)	24,650	—	73,136

Cash and cash equivalents at end of year	$157,445	$—	$22,259	$—	$179,704

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004

	Land
	O’Lakes,
	Inc. Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$3,738,130	$2,872,181	$886,972	$—	$7,497,283
Cost of sales	3,477,823	2,608,479	817,273	—	6,903,575

Gross profit	260,307	263,702	69,699	—	593,708

Selling, general and administrative	208,829	246,751	45,355	—	500,935
Restructuring and impairment charges	105	7,710	—	—	7,815

Earnings from operations	51,373	9,241	24,344	—	84,958

Interest expense (income), net	77,150	(1,658)	7,622	—	83,114
Other income, net	(4,338)	(2,690)	(448)	—	(7,476)
Equity in (earnings) loss of affiliated companies	(84,960)	(1,876)	(7,918)	36,342	(58,412)
Loss on impairment of investment in CF Industries, Inc.	36,500	—	—	—	36,500
Minority interest in earnings of subsidiaries	459	678	511	—	1,648

Earnings (loss) before income taxes and discontinued operations	26,562	14,787	24,577	(36,342)	29,584
Income tax (benefit) expense	(1,618)	59	2,963	—	1,404

Net earnings (loss) from continuing operations	28,180	14,728	21,614	(36,342)	28,180
Loss from discontinued operations, net of income tax benefit	(6,747)	—	—	—	(6,747)

Net earnings(loss)	$21,433	$14,728	$21,614	$(36,342)	$21,433

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

	Land
	O’Lakes,
	Inc. Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$21,433	$14,728	$21,614	$(36,342)	$21,433
Loss from discontinued operations, net of income tax benefit	6,747	—	—	—	6,747
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	47,133	36,192	23,889	—	107,214
Amortization of deferred financing costs	5,004	—	621	—	5,625
Bad debt expense	696	1,191	464	—	2,351
Proceeds from patronage revolvement received	6,043	—	—	—	6,043
Non-cash patronage income	(1,355)	—	—	—	(1,355)
Deferred income tax expense	(4,977)	—	—	—	(4,977)
(Increase) decrease in other assets	22,543	(6,096)	(3)	(10,704)	5,740
(Decrease) increase in other liabilities	1,977	—	(6,108)	632	(3,499)
Restructuring and impairment charges	36,605	7,710	—	—	44,315
(Gain) loss from divestitures of businesses	(1,584)	146	—	—	(1,438)
Gain on sale of investments	—	(623)	—	—	(623)
Equity in (earnings) loss of affiliated companies	(84,960)	(1,876)	(7,918)	36,342	(58,412)
Dividends from investments in affiliated companies	47,100	1,784	9,562	(10,600)	47,846
Minority interests	459	678	511	—	1,648
Other	(2,131)	—	1,515	—	(616)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(5,460)	2,312	9,616	31,118	37,586
Inventories	(4,352)	18,398	1,059	—	15,105
Other current assets	(29,328)	(6,025)	(799)	—	(36,152)
Accounts payable	109,203	(38,061)	4,898	(3,662)	72,378
Accrued expenses	(5,741)	(11,611)	263	—	(17,089)

Net cash provided by operating activities	165,055	18,847	59,184	6,784	249,870

Cash flows from investing activities:
Additions to property, plant and equipment	(27,909)	(28,673)	(39,517)	—	(96,099)
Acquisition of minority interest	(12,150)	—	—	—	(12,150)
Payments for investments	(39,203)	—	—	38,500	(703)
Net proceeds from divestitures of businesses	7,500	5,568	—	—	13,068
Proceeds from sale of investments	—	2,342	—	—	2,342
Proceeds from sale of property, plant and equipment	8,483	1,716	1,791	—	11,990

Other	779	(71)	(68)	—	640

Net cash (used) provided by investing activities	(62,500)	(19,118)	(37,794)	38,500	(80,912)

Cash flows from financing activities:
Increase (decrease) in short-term debt	28,418	(20,269)	(19,381)	(17,384)	(28,616)
Proceeds from issuance of long-term debt	404	80	16,932	—	17,416
Principal payments on long-term debt and capital lease obligations	(127,735)	(138)	(28,505)	—	(156,378)
Payments for debt issuance costs	(4,323)	—	—	—	(4,323)
Payments for redemption of member equities	(34,615)	—	—	—	(34,615)
Other	(52)	(252)	27,900	(27,900)	(304)

Net cash used by financing activities	(137,903)	(20,579)	(3,054)	(45,284)	(206,820)
Net cash provided by operating activities of discontinued operations	(1,449)	—	—	—	(1,449)
Net cash provided by investing activities of discontinued operations	2,173	—	—	—	2,173

Net (decrease) increase in cash and cash equivalents	(34,624)	(20,850)	18,336	—	(37,138)
Cash and cash equivalents at beginning of year	99,753	4,207	6,314	—	110,274

Cash and cash equivalents at end of year	$65,129	$(16,643)	$24,650	$—	$73,136

Report of Independent Registered Public Accounting Firm
Members and Management
Moark, LLC and Subsidiaries
Chesterfield, Missouri
     We have audited the accompanying consolidated balance sheet of Moark, LLC and Subsidiaries as of December 23, 2006 and December 24, 2005, and the related consolidated statements of operations, members’ equity and cash flows for the years ended December 23, 2006, December 24, 2005 and December 25, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moark, LLC and Subsidiaries as of December 23, 2006 and December 24, 2005, and the consolidated results of their operations and their cash flows for the years ended December 23, 2006, December 24, 2005 and December 25, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Moore Stephens Frost Certified Public Accountants

Little Rock, Arkansas
February 12, 2007

MOARK, LLC
AND SUBSIDIARIES
Consolidated Balance Sheet
December 23, 2006 and December 24, 2005

	2006	2005
Assets

Current assets
Cash and cash equivalents	$2,638,607	$6,032,290
Accounts receivable — trade, less allowance for doubtful accounts of $712,601 and $1,699,494, respectively	37,270,440	39,629,709
Inventories	32,607,392	30,434,202
Refundable income taxes	317,195	—
Current portion of notes receivable	205,641	140,942
Prepaid expenses and other current assets	2,025,910	2,462,016
Assets held for sale	250,922	35,890,108

Total current assets	75,316,107	114,589,267

Property, plant and equipment
Land	6,747,524	6,776,034
Land improvements	1,349,692	650,169
Buildings and leasehold improvements	40,305,799	35,937,487
Machinery and equipment	65,422,523	59,350,936
Vehicles	7,752,837	7,124,165
Furniture and fixtures	1,331,634	1,356,590
Construction in progress	1,164,426	4,610,695

	124,074,435	115,806,076
Less accumulated depreciation	(41,360,758)	(34,090,370)

Net property, plant and equipment	82,713,677	81,715,706

Investments, intangible and other assets
Notes receivable, less current portion	3,106,792	3,255,061
Investment in affiliates	4,578,520	5,652,780
Other assets	296,623	69,940
Intangible assets — finite-lived, net	1,868,671	2,130,608
Goodwill	58,981,819	43,223,768

Total investments, intangibles and other assets	68,832,425	54,332,157

Total assets	$226,862,209	$250,637,130

	2006	2005
Liabilities and Members’ Equity

Current liabilities
Notes payable	$—	$19,000,000
Accounts payable	17,683,467	21,034,575
Accrued wages, salaries and bonuses	4,271,102	2,170,019
Accrued expenses and other current liabilities	12,983,722	11,535,537
Income taxes payable	51,870	742,200
Liabilities held for sale	—	351,210
Current maturities of long-term debt and capital lease obligations	3,193,910	16,629,382
Current deferred income taxes	1,428,039	123,354

Total current liabilities	39,612,110	71,586,277

Long-term debt and capital lease obligations, less current maturities	48,585,924	51,804,841

Deferred income taxes	7,809,040	10,321,162

Members’ equity	130,855,135	116,924,850

Total liabilities and members’ equity	$226,862,209	$250,637,130

The accompanying notes are an integral part of these consolidated financial statements.

MOARK, LLC
AND SUBSIDIARIES
Consolidated Statement of Operations
For the Years Ended December 23, 2006,
December 24, 2005 and December 25, 2004

	2006	2005	2004
Net sales	$398,394,377	$406,965,095	$549,648,703

Cost of sales	377,414,014	385,673,833	484,864,691

Gross profit	20,980,363	21,291,262	64,784,012

Expenses
General and administrative	15,836,729	23,159,719	24,545,410
Selling	14,755,012	14,982,068	11,067,885

Total expenses	30,591,741	38,141,787	35,613,295

Operating income (loss)	(9,611,378)	(16,850,525)	29,170,717

Other income (expense)
Interest expense	(4,774,509)	(5,737,363)	(6,190,652)
Interest and other income	2,051,715	2,004,171	1,455,163
Goodwill impairment	(16,814,281)	—	—
Equity in earnings (losses) of affiliates	(3,348,339)	(6,477,425)	7,918,034
Gain (loss) on sale of assets	7,889,656	5,718,015	(1,354,141)

Total other income (expense)	(14,995,758)	(4,492,602)	1,828,404

Income (loss) before income taxes	(24,607,136)	(21,343,127)	30,999,121

Income tax expense (benefit)	406,409	(3,581,937)	2,342,666

Net income (loss)	$(25,013,545)	$(17,761,190)	$28,656,455

The accompanying notes are an integral part of these consolidated financial statements.

MOARK, LLC
AND SUBSIDIARIES
Consolidated Statement of Members’ Equity
For the Years Ended December 23, 2006,
December 24, 2005 and December 25, 2004

Balance — December 28, 2003	$116,629,585

Net income	28,656,455

Distributions to members, net	(10,600,000)

Balance — December 25, 2004	134,686,040

Net loss	(17,761,190)

Balance — December 24, 2005	116,924,850

Member contribution	45,443,830

Net loss	(25,013,545)

Distributions to member	(6,500,000)

Balance — December 23, 2006	$130,855,135

The accompanying notes are an integral part of these consolidated financial statements.

MOARK, LLC
AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Years Ended December 23, 2006,
December 24, 2005 and December 25, 2004

	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$(25,013,545)	$(17,761,190)	$28,656,455
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	8,475,516	7,406,448	8,470,773
Amortization	261,937	374,162	276,954
(Gain) loss on sale of assets	143,747	(6,043,797)	(111,421)
Loss (gain) on sale of assets held for sale	(8,033,403)	—	1,454,728
Equity in loss (income) of affiliates	3,348,339	6,477,425	(7,918,034)
Net change in operating assets held for sale	(2,394,632)	(10,479)	6,102,669
Change in deferred income taxes	(1,207,437)	(7,199,484)	(2,281,000)
Goodwill impairment	16,814,281	—	—
Changes in operating assets and liabilities
Accounts receivable — trade	2,359,269	716,381	19,652,751
Inventories	(2,173,190)	465,433	2,701,468
Refundable income taxes	(317,195)	863,258	(863,258)
Prepaid expenses and other current assets	436,106	(62,057)	30,972
Accounts payable	(3,351,108)	(3,185,887)	(6,911,921)
Accrued expenses and other current liabilities	3,549,268	4,537,041	(1,422,691)
Income taxes payable	(690,330)	742,200	(580,224)

Net cash provided (used) by operating activities	(7,792,377)	(12,680,546)	47,258,221

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	240,333	12,539,058	1,350,105
Purchases of property, plant and equipment	(11,019,137)	(15,310,448)	(6,262,813)
Purchase of subsidiaries, net of cash acquired	—	(250,000)	—
Distributions from affiliates	—	—	9,561,677
Investments of affiliates	(2,525,000)	(4,772,154)	—
Proceeds from sale of assets and liabilities held for sale	60,000,000	—	530,000
Other assets	(226,683)	127,149	589,396
Collections on notes receivable	83,570	131,249	256,591

Net cash provided (used) by investing activities	46,553,083	(7,535,146)	6,024,956

	2006	2005	2004
Cash flows from financing activities
Net borrowings (repayments) on notes payable	$(19,000,000)	$19,000,000	$(19,977,518)
Proceeds from long-term debt	13,000,000	—	16,065,771
Repayments of long-term debt	(28,132,588)	(13,653,172)	(18,728,213)
Repayments of capital lease obligations	(1,521,801)	(1,419,589)	(1,329,868)
Distributions to members, net	(6,500,000)	—	(10,600,000)

Net cash provided (used) by financing activities	(42,154,389)	3,927,239	(34,569,828)

Net increase (decrease) in cash and cash equivalents	(3,393,683)	(16,288,453)	18,713,349

Cash and cash equivalents — beginning of year	6,032,290	22,320,743	3,607,394

Cash and cash equivalents — end of year	$2,638,607	$6,032,290	$22,320,743

Supplementary disclosures of cash flow information
Cash paid during the year for Interest, including capital interest of $315,000 during 2006	$5,384,015	$5,666,853	$6,055,538
Income taxes (net of refunds received)	3,567,198	1,046,453	6,067,148

Supplementary disclosures of non-cash transactions
Purchase of property, plant and equipment through capital lease obligations	$—	$50,792	$1,758,108
Goodwill contributed by member	45,443,830	—	—
The accompanying notes are an integral part of these consolidated financial statements .

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
1. Summary of Significant Accounting Policies
a.	Basis of presentation – On February 2, 2000, Land O’Lakes, Inc. and the Moark group of affiliated companies established a new joint venture (“Moark, LLC”) to facilitate the strategy of becoming a top tier marketer and producer of shell eggs and processed egg products in the United States. In connection with the formation of this venture, Land O’Lakes, Inc. contributed cash and a commitment to provide additional funding and the Moark group contributed their existing egg and egg product operations.
     On January 27, 2006, Land O Lakes, Inc (“LOL”) purchased the remaining 47.5% member interest in Moark from Osborne Investments, Inc. for $71.0 million in cash. The transaction increased LOL’s ownership in Moark from 57.5% to 100%. As a result of the transaction, LOL contributed approximately $45.4 of additional goodwill, which included $12.9 million that was allocated to the liquid egg operations, see Note 8.
b.	Principles of consolidation – The consolidated financial statements include the accounts of Moark, LLC and all subsidiaries in which Moark, LLC has the ability to exercise significant control over operating and financial policies. The entities (collectively referred to as the “Company”) which are included in the consolidated financial statements are Moark, LLC, Premier Farms, LLC, Moark Egg Corporation, Norco Ranch Holding Company, Inc., Norco Ranch, Inc., Hi Point Industries, LLC, L&W Egg Products, Inc., Kofkoff Egg Farm, LLC, Whip-O-Will Egg Farms, LLC, Pacheco Egg Farms, LLC, Kofkoff Feed, Inc., Colchester Foods, Inc., Fitchville Realty, Inc., Egg Express, Inc., McAnally Enterprises, LLC, Southern New England Egg, LLC, Cutler at Philadelphia, LLC (disposed of in 2004 — see Note 7), Cutler at Abbeville, LLC, Sunbest Farms of Iowa, LLC, and Sunbest Foods of Iowa, Inc. See Note 8 regarding the sale of the Company’s liquid egg operations. All significant intercompany balances and transactions have been eliminated.

c.	Business environment – The Company operates as a marketer and producer of shell eggs and egg products covering the majority of the United States. As such, it operates in an environment wherein the commodity nature of both its products for sale and its primary raw materials causes sales prices and production costs to fluctuate, often on a short-term basis, due to the worldwide supply and demand situation for those commodities. The supply and demand factors for its products for sale and the supply and demand factors for its primary raw materials correlate to a degree, but are not the same, thereby causing margins between sales prices and production costs to increase, to decrease, or to invert, often on a short-term basis.

d.	Limited liability company – Since Moark, LLC is a limited liability company, no interest holder of the Company shall be personally liable for the debts, obligations or liabilities of Moark, LLC, unless the individual has signed a specific personal guarantee. Moark, LLC shall dissolve upon the sale of all or substantially all of the property of Moark, LLC; the vote by the managers to dissolve, wind up and liquidate the Company; entry of a decree of judicial dissolution pursuant to a legal authority; on December 31, 2050.

e.	Fiscal year – The Company uses a 52-53 week fiscal year ending during December. The years ended December 23, 2006, December 24, 2005 and December 25, 2004 consisted of 52 week periods.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
1. Summary of Significant Accounting Policies (cont.)
f.	Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g.	Revenue recognition – Revenue is recognized by the Company when the following criteria are met: persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the Company’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.

h.	Cash equivalents – For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

i.	Accounts receivable – The Company reviews their customer accounts on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected. In addition, the Company has established a general reserve based on historical percentages of bad debts. Amounts will be written off at the point when collection attempts on the accounts have been exhausted. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. Past due status is determined based upon contractual terms. While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

j.	Inventories – Layer flock inventories are valued at amortized cost. All other inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

k.	Property, plant and equipment – Property, plant and equipment contributed in connection with the initial establishment of the Company was recorded at its estimated fair values at the date of contribution. Additions to property, plant and equipment are recorded at original cost. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets.
     Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
1. Summary of Significant Accounting Policies (cont.)
l.	Long-lived assets – The Company reviews the carrying value of property and equipment for impairment whenever certain triggering events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying amount exceeds the fair value of assets. During 2005, the Company adopted a plan to dispose of a certain piece of equipment and its egg products subsidiaries. Based upon management’s assessment of the existing assets, management recorded an impairment loss of approximately $423,000, which represents the excess of the carrying value of the asset over its fair value. The impairment change is included in the Company’s general and administrative expense in the statement of operations for 2005. The carrying value of the assets that are held for sale is presented in the balance sheet in the caption “assets held for sale”, and these assets are no longer depreciated. Based upon management’s assessment of impairment, no impairment loss was necessary during 2006.

m.	Goodwill – As a result of certain acquisition and merger transactions, the Company has recorded goodwill for the excess of the amount paid over the fair value of the assets acquired at the date of the acquisition or merger.
     SFAS No. 142, “Goodwill and Other Intangible Assets,” requires companies to evaluate goodwill for impairment at least on an annual basis. During the year ended December 23, 2006, the Company recorded an impairment loss of $16,814,281 related to goodwill, resulting from the impairment test completed, using a discounted cash flow analysis that requires certain assumptions and estimates be made regarding industry economic factors and future profitability.
m.	Franchise agreements – Fees paid to acquire franchises are reported as intangible assets-finite-lived, net of accumulated amortization and are being amortized to operations over the life of the franchise on the straight-line method. The franchise agreements granted certain rights to the Company to produce, sell and distribute certain product lines for an initial term of twenty years with options to renew. The agreements required an initial payment and monthly service fees based on a percentage of net sales of the products sold. The Company has also agreed to comply with franchise requirements relating to insurance limits, feed additives, packaging supplies and promotional materials.

n.	Other assets – Other assets consist primarily of long-term grower advances, the long-term portion of a prepaid lease agreement and deposits. The prepaid lease agreement is being expensed over the term of the lease.

o.	Income taxes – The Company utilizes the liability method of accounting for income taxes. This method requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement basis of assets and liabilities and their related tax basis using enacted tax rates in effect for the years in which the differences are expected to be recovered.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
1. Summary of Significant Accounting Policies (cont.)
     A portion of the Company’s inventory has been valued using the farm price method for income tax reporting purposes. This results in these inventories being reflected at a lower value in the tax returns with lower taxable income reported. Current deferred income taxes relate primarily to this difference between financial statement and taxable income. Net operating loss carryforwards have been used to reduce current deferred income taxes.
     Timing differences exist for depreciation on certain assets due to the use of the accelerated cost recovery system of depreciation for income tax reporting purposes. In addition, certain of the Company’s incorporated subsidiaries utilized the cash basis method of accounting for income tax reporting prior to being acquired. The difference between this method and the accrual method is being recorded in taxable income over a ten year period. Long-term deferred income taxes relate primarily to these differences.
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
p.	Advertising – The Company expenses the costs of advertising as incurred. Advertising costs for the years ended December 23, 2006, December 24, 2005 and December 25, 2004 were approximately $4,660,000, $7,020,000 and $3,144,000, respectively.

q.	Shipping and handling – All shipping and handling costs are expensed as incurred and are included in cost of sales in the accompanying consolidated statement of operations.

r.	Fair value – As of December 23, 2006, December 24, 2005 and December 25, 2004, the stated value of the Company’s long-term receivables approximates their fair value based on current market rates for financial instruments of the same remaining maturities and with similar credit quality.
     The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount of	Value of	Amount of	Value of
	Liability	Liability	Liability	Liability
Long-term debt and capital lease obligations	$51,779,834	$50,688,754	$68,434,223	$67,593,022

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
1. Summary of Significant Accounting Policies (cont.)
s.	Derivative commodity instruments – The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in grain commodity prices. These contracts are not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures contracts are marked to market each month and gains and losses (“unrealized gains and losses”) are recognized in earnings.

t.	Reclassifications – Certain reclassifications have been made to the December 24, 2005 amounts to conform to the December 23, 2006 presentation. The reclassifications had no impact on the net income (loss).
2. Inventories
     Inventories consist of:

	2006	2005
Layer flocks and pullets	$20,329,724	$21,426,338
Feed and feed ingredients	6,142,089	3,733,473
Eggs and egg products	2,640,310	2,080,432
Supplies and other	3,495,269	3,193,959

	$32,607,392	$30,434,202

3. Notes Receivable
     Notes receivable consist of the following:

	2006	2005
Note receivable from an individual; interest at 8%; due in monthly installments of $34,942, including interest, through January 2019.	$3,242,840	$3,396,003

Various other notes receivables	69,593	—

	3,312,433	3,396,003
Less current portion	205,641	140,942

Notes receivable, less current portion	$3,106,792	$3,255,061

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
3. Notes Receivable (cont.)
     Principal and contractual maturities on the notes receivable are as follows:

2007	$205,641
2008	209,470
2009	194,553
2010	210,701
2011	228,189
Thereafter	2,263,879

$3,312,433

     The Company reviews their notes receivable on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected. At the point the Company records this amount in reserve, interest income will no longer be accrued. Amounts will be written off when collection attempts on the amounts have been exhausted. All notes receivable are considered fully collectible and, accordingly, no provisions have been made at December 23, 2006 and December 24, 2005.
4. Capital Leases
     The Company is obligated for certain property, plant and equipment under capital leases that expire at various dates during the next several years. Assets under capital leases, excluding land, are being amortized over their useful lives which range from 5 to 20 years. The amortization expense is included with depreciation expense in the accompanying consolidated statement of operations and cash flows.
     Assets under capital leases consist of the following:

	2006	2005
Land	$200,000	$200,000
Buildings	7,199,618	7,199,618
Machinery and equipment	7,585,221	7,574,914
Accumulated amortization	(5,790,780)	(4,535,629)

Net assets under capital leases	$9,194,059	$10,438,903

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
4. Capital Leases (cont.)
     As of December 23, 2006, the future minimum lease payments under capital leases are as follows:

2007	$2,217,324
2008	1,720,775
2009	1,545,920
2010	1,424,000
2011	1,424,000
Thereafter	237,334

Total minimum lease payments	8,569,353

Less amounts representing interest	601,763

Present value of future minimum lease payments	$7,967,590

5. Intangible Assets – Finite-Lived
     Intangible assets – finite-lived consisted of the following:

	Franchise
	Fees	Other	Total
Original cost	$2,549,389	$1,364,125	$3,913,514

Accumulated amortization, December 25, 2004	331,606	1,077,138	1,408,744

Amortization	174,556	199,606	374,162

Accumulated amortization, December 24, 2005	506,162	1,276,744	1,782,906

Amortization	174,556	87,381	261,937

Accumulated amortization, December 23, 2006	680,718	1,364,125	2,044,843

Net intangible assets - finite-lived	$1,868,671	$—	$1,868,671

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
5. Intangible Assets – Finite-Lived (cont.)
     These intangible assets – finite-lived are being amortized over the term of the agreement or the estimated useful period. These lives range from 4 to 20 years. Estimated future amortization expense at December 23, 2006 is as follows:

2007	$174,556
2008	174,556
2009	174,556
2010	174,556
2011	174,556
Thereafter	995,891

$1,868,671

6. Goodwill
     The changes in the carrying value of goodwill during the years ended December 23, 2006 and December 24, 2005 are as follows:

	2006	2005
Balance — beginning of the period	$43,223,768	$42,973,768
Goodwill acquired during the period	—	250,000
Goodwill contributed by member	45,443,830	—
Allocation to assets sold	(12,871,498)	—
Impairment of goodwill	(16,814,281)	—

Balance — end of the period	$58,981,819	$43,223,768

7. Disposal of a Subsidiary
     In November 2004, the Company disposed of its wholly-owned subsidiary, Cutler at Philadelphia, LLC, in an asset sale. The Company sold 100% of Philadelphia’s inventories and property, plant and equipment, along with certain receivables, in exchange for cash and a note receivable. The sale resulted in a loss of approximately $1,450,000 during the year ended December 25, 2004, which has been included in gain (loss) on sale of assets in the accompanying consolidated statement of operations. As part of the terms of the sale, the Company signed a long-term supply agreement with the acquiring entity.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
8. Sale of Liquid Egg Operations
     On June 30, 2006, the Company completed the sale of certain assets and liabilities of its liquid egg operations for $60.0 million, which consisted of $38.0 million in cash, $17.0 million in the form of a three-year note payable and $5.0 million in equity in Golden Oval Eggs, LLC and GOECA, LP (together “Golden Oval”), with the possibility of incremental earn-out amounts if Golden Oval surpasses certain performance measures. The note payable and equity in Golden Oval were assigned by the Company to its member, LOL. The Company recognized a gain on the sale of approximately $8.0 million. The Company will continue to have on-going cash flows to the liquid egg operations now owned by Golden Oval. At December 24, 2005 and December 25, 2004, these certain assets and liabilities of the liquid egg operations were presented as assets and liabilities held for sale in the accompanying consolidated balance sheet.
9. Investment in Affiliates
     The Company owns fifty percent of Grand Mesa Eggs, Inc., which operates as a commercial egg producer with operations located in Colorado. The Company owns fifty percent of Delta Egg Farm, LLC (“Delta”) which operates as a producer of shell eggs with operations located in Utah. In addition, the Company owns a fifty percent interest in Moark/Fort Recovery Egg Marketing, LLC, which operates as a wholesale egg distributor. The Company accounts for these investments under the equity method. The investment reflects the initial price paid for the ownership and there has been no amortization of any differences between the level of investment and the underlying net assets. The following is summarized information regarding one hundred percent of the affiliated companies’ assets, liabilities, equity and results of operations:

	Year Ended December 23, 2006
			Moark/Fort
			Recovery
	Grand Mesa	Delta Egg	Egg Marketing,
	Eggs, Inc.	Farm, LLC	LLC	Total
Current assets	$4,588,735	$5,945,452	$6,652,172	$17,186,359
Property, plant and equipment, net	—	15,081,330	—	15,081,330
Other assets	154,830	262,355	70,242	487,427

Current liabilities	2,154,973	2,687,377	5,345,857	10,188,207
Other liabilities	2,086,747	8,830,000	—	10,916,747
Stockholders’ or members’ equity	501,845	9,771,760	1,376,557	11,650,162

Net sales	10,582,683	17,322,774	71,443,852	99,349,309
Cost of goods sold	11,043,245	15,299,411	76,725,374	103,068,030
Selling, general and administrative expenses	766,729	1,133,797	598,291	2,498,817
Net finance expense (benefit)	68,938	789,276	(132)	858,082
Income tax benefit	415,001	—	—	415,001
Net income (loss)	(881,228)	100,290	(5,879,681)	(6,660,619)

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
9. Investment in Affiliates (cont.)

	Year Ended December 24, 2005
			Moark/Fort
			Recovery
	Grand Mesa	Delta Egg	Egg Marketing,
	Eggs, Inc.	Farm, LLC	LLC	Total
Current assets	$2,372,673	$4,910,132	$7,402,039	$14,684,844
Property, plant and equipment, net	1,616,384	16,463,986	—	18,080,370
Other assets	156,218	279,248	80,364	515,830

Current liabilities	2,323,774	667,839	5,276,164	8,267,777
Other liabilities	438,429	11,278,000	—	11,716,429
Stockholders’ or members’ equity	1,383,072	9,707,527	2,206,239	13,296,838

Net sales	9,952,674	14,958,481	61,937,400	86,848,555
Cost of goods sold	10,720,844	15,323,125	71,292,927	97,336,896
Selling, general and administrative expenses	661,200	950,095	420,518	2,031,813
Net finance expense	28,410	872,778	—	901,188
Income tax benefit	(466,490)	—	—	(466,490)
Net loss	(991,290)	(2,187,517)	(9,776,045)	(12,954,852)

	Year Ended December 25, 2004
			Moark/Fort
			Recovery
	Grand Mesa	Delta Egg	Egg Marketing,
	Eggs, Inc.	Farm, LLC	LLC	Total
Current assets	$2,901,099	$8,150,674	$6,034,158	$17,085,931
Property, plant and equipment, net	1,898,365	17,924,481	—	19,822,846
Other assets	149,974	296,141	—	446,115

Current liabilities	2,136,075	1,842,560	4,951,874	8,930,509
Other liabilities	439,000	11,278,000	—	11,717,000
Stockholders’ or members’ equity	2,374,363	13,250,736	1,082,284	16,707,383

Net sales	14,222,450	20,729,977	81,152,078	116,104,505
Cost of goods sold	12,667,613	16,265,604	68,234,451	97,167,668
Selling, general and administrative expenses	704,839	814,047	356,313	1,875,199
Net finance expense (benefit)	(89,173)	938,943	—	849,770
Income tax expense	375,800	—	—	375,800
Net income	563,371	2,711,383	12,561,314	15,836,068

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
10. Notes Payable
     The Company had available a revolving line of credit with availability not to exceed $60,000,000, subject to a borrowing base computation, payable to a lender group made up of certain banks and agricultural credit associations. All borrowings were collateralized by substantially all assets of the Company and matured March 26, 2006. There were no amounts outstanding under this line of credit at December 24, 2005 and December 25, 2004. This line of credit was paid off in 2006.
     The Company has an available line of credit with availability not to exceed $10,000,000 to a related party. Borrowing under the line of credit bear interest equal to LIBOR plus 150 basis points. All borrowings are unsecured, maturing December 31, 2007. There were no amounts outstanding under this line of credit at December 23, 2006. Interest expense was $104,176 during the year ended December 23, 2006.
11. Long-Term Debt and Capital Lease Obligations
     Long-term debt and capital lease obligations consist of:

	2006	2005
Notes payable to a company and trusts; interest at 8%; secured by the common stock of Norco Ranch, Inc. and the membership interest of McAnally Enterprises, LLC and Hi Point Industries, LLC; payable in monthly installments ranging from $34,880 to $135,394, including interest, through April 2011 to February 2023.	$30,621,238	$31,743,041

Credit agreements, consisting of: (1) a revolving commitment not to exceed $40,000,000, subject to a borrowing base computation, payable to a lender group made up of certain banks and agricultural credit associations; interest is to be to be charged as defined (6.85% as of December 23, 2006) paid quarterly; secured by substantially all assets of the Company and matures June 2009.	13,000,000	—

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
11. Long-Term Debt and Capital Lease Obligations (cont.)

	2006	2005
Credit agreements, consisting of: (1) a revolving commitment not to exceed $60,000,000, subject to a borrowing base computation, payable to a lender group made up of certain banks and agricultural credit associations; and (2) a term loan commitment not to exceed $15,000,000, to a bank; interest is to be charged as defined (8.03% as of December 24, 2005) with quarterly principal payments of $535,715; secured by substantially all assets of the Company and matures March 26, 2006. Paid in full during 2006.	$—	$11,138,207

Note payable to an agricultural credit association; interest at 6.50%; secured by certain real estate; payable in monthly installments of $258,550, including interest, through September 2011. Paid in full during 2006.	—	9,084,580

Notes payable to an agricultural credit association; interest ranging from 5.75% to 7.15%; secured by certain accounts receivable, inventories, and property and equipment; monthly installments ranging from $1,449 to $75,593, including interest, through dates ranging from June 2008 to June 2011. Paid in full during 2006.	—	6,532,357

Capital lease obligation payable to a company; interest imputed at 7.00%; payable in monthly installments of $118,667, including interest, through February 2012.	6,751,525	7,667,806

Various capital lease obligations with a financing company; interest ranging from 5.92% to 8.95%; secured by certain equipment; payable in monthly installments ranging from $313 to $17,457, including interest, through dates ranging from April 2007 through January 2009.	1,216,065	2,002,170

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
11. Long-Term Debt and Capital Lease Obligations (cont.)

	2006	2005
Various notes payables to financing companies; secured by certain equipment; payable in various monthly installments, including interest, through dates ranging from December 2006 to August 2009.	$191,006	$266,062

	51,779,834	68,434,223
Less current maturities	3,193,910	16,629,382

Long-term debt and capital lease obligations, less current maturities	$48,585,924	$51,804,841

     Annual maturities of long-term debt and capital lease obligations are as follows:

	Long-Term	Capital Lease
	Debt	Obligations	Total
2007	$1,233,865	$1,960,045	$3,193,910
2008	1,334,824	1,419,551	2,754,375
2009	14,417,982	1,389,743	15,807,725
2010	1,480,824	1,359,649	2,840,473
2011	1,469,896	1,457,939	2,927,835
Thereafter	23,874,852	380,663	24,255,515

	$43,812,243	$7,967,590	$51,779,833

     The Company’s notes payable and revolving line of credit agreements with certain banks, agricultural credit associations, and certain individuals require compliance with certain restrictive covenants, including the maintenance of minimum levels of equity and working capital. In addition, these covenants restrict dividend payments, capital expenditures, investments, stockholder loans, fundamental changes in ownership, and the granting of loans or extensions of credit. As of December 23, 2006, the Company had obtained waivers for any non-compliance with these restrictions and covenants.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
12. Outstanding Checks
     The Company had outstanding checks in excess of bank balances on certain of its subsidiaries of approximately $5,920,000, $3,780,000 and $2,079,000 as of December 23, 2006, December 24, 2005 and December 25, 2004, respectively. The bank accounts utilized by the subsidiaries do not automatically draft funds from Moark, LLC’s corporate bank; therefore, these outstanding checks were reclassified into accounts payable for the consolidated financial statement presentation.
13. Income Taxes
     Income taxes consist of:

	2006	2005
Current provision (benefit)	$(801,028)	$3,617,546
Deferred provision (benefit)	1,207,437	(7,199,483)

	$406,409	$(3,581,937)

     The Company’s provision for income taxes varies from the statutory U.S. tax rate primarily due to the effect of state income taxes, certain non-deductible expenses and the partnership tax treatment for certain of the entities.
     Total gross deferred tax assets and liabilities are as follows:

	2006	2005
Gross deferred tax liabilities	$10,686,437	$12,841,112
Gross deferred tax assets	1,449,358	2,396,596

Net deferred tax liability	$9,237,079	$10,444,516

     At December 23, 2006, the Company has net operating loss carryforwards for federal income tax purposes of approximately $9,000,000 available to offset future taxable income. Unless utilized, these carryforwards will begin expiring in 2024. These carryforwards have been used to reduce deferred tax liabilities that would otherwise exist for consolidated financial statement purposes.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
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

	2006	2005	2004
Sales to related parties	$9,063,496	$3,964,000	$3,017,000

Purchases from and payments of fees to related parties	48,743,660	47,172,000	70,321,000

Interest to related party	104,176	—	—

Accounts receivable from related parties	1,369,284	367,000	516,000

Accounts payable to related parties	3,212,003	5,769,000	5,823,000
     The Company also has guaranteed certain loan agreements for Delta Egg Farm, LLC of which the Company is a 50% owner. The Company is responsible for 50% of the outstanding balance on these guaranteed notes totaling approximately $10,854,000 and $11,278,000 as of December 23, 2006 and December 24, 2005, respectively. It is estimated that these notes are fully secured by collateral of the borrower.
     In March 2003, the members of the Company advanced $5,000,000 to the Company. These advances, along with interest of approximately $181,000, were repaid to the members prior to December 25, 2004.
     The Company was a party to a consulting agreement with one of its members for an annual amount of approximately $1,445,000 due February 1 of each year which was canceled during January 2006. Included in the statement of operations for the years ended December 24, 2005 and December 25, 2004 is $1,445,000 and $1,445,000, respectively, related to this agreement.
     A subsidiary of one of the Company’s members has written insurance policies for the Company providing for general liability, property and workers compensation insurance policies covering most of the Company’s employees. Premiums during the years ended December 23, 2006, December 24, 2005 and December 25, 2004 were approximately $3,053,000, $3,611,000 and $3,020,000, respectively.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
15. Commitments and Contingencies
a.	Non-cancelable operating leases of certain vehicles, equipment and real estate expire in various years through 2013. These leases generally contain renewal options for periods ranging from two years to five years and require the Company to pay all executory costs (property taxes, maintenance and insurance).

Future minimum lease payments at December 23, 2006 are as follows:

Fiscal Year
2007	$3,454,383
2008	3,066,221
2009	2,671,148
2010	1,668,014
2011	1,592,777
Thereafter	1,974,311

$14,426,854

Rent expense for all operating leases approximated $5,070,000, $5,900,000 and $6,751,000 for the years ended December 23, 2006, December 24, 2005 and December 25, 2004, respectively. Included in operating leases are certain leases with related parties. Payments to the related parties in connection with these leases totaled approximately $410,000 and $479,000, during the years ended December 24, 2005 and December 25, 2004, respectively.

b.	The Company has a defined contribution retirement plan that contains a 401(k) salary deferral feature that covers essentially all of the full-time employees of Moark, LLC and its affiliated companies. Those who have attained the age of eighteen and who have completed minimum periods of service are eligible to participate. The Company makes matching contributions as required by the plan document and is permitted to make discretionary contributions if desired by the Company’s management.

There were no discretionary contributions made for the years ended December 23, 2006, December 24, 2005 and December 25, 2004. Matching contributions to the above plans during 2006, 2005 and 2004 were approximately $735,000, $774,000 and $712,000, respectively.

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

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 23, 2006, December 24, 2005 and December 25, 2004
15. Commitments and Contingencies (cont.)
e.	The Company is self-insured for workers compensation insurance purposes. Provisions have been made in these consolidated financial statements to cover losses incurred under this self-insurance program.

f.	The Company has outstanding commodity contracts for the future purchases of grain at December 23, 2006. These commitments are not in excess of the current operating requirements of the Company.
16. Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers and cash and cash investments deposited with financial institutions and credit associations.
     Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. During the years ended December 23, 2006, December 24, 2005 and December 25, 2004, the Company had two, four and one customers, respectively that represented greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable.
     The Company had sales to two customers which exceeded 10% of total sales during the year ended December 23, 2006. No single customer represented greater than 10% of sales during the years ended December 24, 2005 and December 25, 2004.
     At December 23, 2006, December 24, 2005 and December 25, 2004 and at various times during the years then ended, the Company maintained cash and cash investment balances with financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits.

AGRILIANCE, LLC
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	August 31,
	2006	2006
	($ in thousands)
ASSETS
Current assets:
Cash	$14,211	$9,552
Trade receivables, net of allowance for doubtful accounts of $12,933 and $14,664, respectively	540,211	294,213
Rebates receivable	97,287	176,968
Other receivables	7,563	8,782
Receivable from CHS, Inc.	2	—
Inventories	651,916	659,335
Vendor prepayments	165,509	103,664
Prepaid expenses	8,544	9,360

Total current assets	1,485,243	1,261,874
Property, plant and equipment:
Land and land improvements	18,940	18,971
Buildings	82,832	71,692
Machinery and equipment	164,728	162,624
Construction in progress	18,886	22,622

Total property, plant and equipment	285,386	275,909
Less accumulated depreciation	(142,361)	(137,244)

Net property, plant and equipment	143,025	138,665
Other assets	22,679	27,700

Total assets	$1,650,947	$1,428,239

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Cash overdraft	$—	$14,110
Accounts payable	705,341	591,149
Customer prepayments	327,275	135,226
Accrued expenses	115,696	121,944
Payable to Land O’Lakes, Inc.	15,029	18,363
Payable to CHS, Inc.	—	4,169
Short-term debt	80,965	107,875
Other current liabilities	8,772	6,202

Total current liabilities	1,253,078	999,038
Long-term debt	104,621	104,621
Other noncurrent liabilities	19,334	19,304
Minority interest in subsidiaries	8,173	8,146
Members’ equity:
Contributed capital	159,089	159,089
Retained earnings	107,714	139,103
Accumulated other comprehensive loss	(1,062)	(1,062)

Total members’ equity	265,741	297,130

Total liabilities and members’ equity	$1,650,947	$1,428,239

See accompanying notes to consolidated financial statements.

AGRILIANCE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	November 30,
	2006	2005
	($ in thousands)
	(Unaudited)
Net sales	$669,993	$692,461
Cost of sales	624,370	634,896

Gross profit	45,623	57,565
Selling, general, and administrative expense	70,331	71,862
Gain on sale of assets	(366)	(2,980)

Loss from operations	(24,342)	(11,317)
Interest expense, net	7,372	4,991
Minority Interests	(325)	(600)

Net loss	$(31,389)	$(15,708)

See accompanying notes to consolidated financial statements.

AGRILIANCE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	November 30,
	2006	2005
	($ in thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(31,389)	$(15,708)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	5,732	4,434
Bad debt expense	494	53
Gain on sale of assets	(366)	(2,980)
Minority interests	(325)	(600)
Change in other non-current assets	5,008	(759)
Change in other non-current liabilities	30	(229)
Changes in current assets and liabilities:
Trade receivables	(246,492)	(103,574)
Receivables/payables from related parties	(4,606)	19,806
Rebates receivable	79,681	19,150
Other receivables	1,219	(1,818)
Inventories	7,419	(20,043)
Vendor prepayments	(61,845)	(150,319)
Accounts payable and customer prepayments	306,241	154,642
Accrued expenses	(6,248)	(44,446)
Other current assets and liabilities	833	4,467

Net cash provided (used) by operating activities	55,386	(137,924)

Cash flows from investing activities:
Additions to property, plant and equipment	(10,120)	(8,599)
Proceeds from sale of property, plant and equipment	413	3,915

Net cash used by investing activities	(9,707)	(4,684)

Cash flows from financing activities:
Change in short-term debt	(26,910)	76,097
(Decrease) increase in cash overdrafts	(14,110)	32,365

Net cash (used) provided by financing activities	(41,020)	108,462

Net change in cash	4,659	(34,146)
Cash at beginning of period	9,552	34,146

Cash at end of period	$14,211	$—

See accompanying notes to consolidated financial statements.

AGRILIANCE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     The unaudited consolidated financial statements reflect, in the opinion of the management of Agriliance, LLC (the “Company”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended August 31, 2006. The results of operations and cash flows for interim periods are not indicative of results for a full year.
2. Borrowing Arrangements
     At November 30, 2006, $35 million of short term debt was outstanding under the Company’s $325 million revolving credit agreement with CoBank. The facility is secured by the Company’s inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. Interest on borrowings under the facility was charged at 6.74% (LIBOR + 1.5 to 2.0%) as of November 30, 2006.
     The Company’s consolidated joint-ventures had revolving credit agreements available at November 30, 2006, totaling $67 million, with expiration dates through April 2007. The credit agreements had $46.2 million borrowed against them at November 30, 2006, at interest rates ranging from Prime — 0.65% to LIBOR + 2.9%. The borrowings were secured by property, plant and equipment, inventory and accounts receivable of the joint venture entities.
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
     The Company has a $225 million receivables purchase facility with CoBank. A wholly owned subsidiary, Agriliance SPV, LLC, purchases the receivables from Agriliance and transfers them to CoBank. Such transactions are structured as sales and, accordingly, the receivables transferred to CoBank without recourse to Agriliance are not reflected in the consolidated balance sheet. At November 30, 2006, $8 million was outstanding under this facility. The facility is currently scheduled to terminate in November 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Managers
Agriliance, LLC:
     We have audited the accompanying consolidated balance sheets of Agriliance, LLC and subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and members’ equity for each of the years in the three-year period ended August 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agriliance LLC and subsidiaries as of August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2006 in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
     November 6, 2006

AGRILIANCE, LLC
CONSOLIDATED BALANCE SHEETS

	August 31,
	2006	2005
	($ in thousands)
ASSETS
Current assets:
Cash	$9,552	$34,146
Trade receivables, net of allowance for doubtful accounts of $14,664 and $17,440 in 2006 and 2005, respectively	294,213	318,238
Rebates receivable	176,968	133,885
Other receivables	8,782	8,396
Receivable from Land O’ Lakes, Inc.	—	4,243
Inventories	659,335	659,213
Vendor prepayments	103,664	171,119
Prepaid expenses	9,360	10,960

Total current assets	1,261,874	1,340,200

Property, plant and equipment:
Land and land improvements	18,971	19,117
Buildings	71,692	70,773
Machinery and equipment	162,624	136,899
Construction in progress	22,622	20,451

Total property, plant and equipment	275,909	247,240
Less accumulated depreciation	(137,244)	(122,264)

Net property, plant and equipment	138,665	124,976
Other assets	27,700	23,635

Total assets	$1,428,239	$1,488,811

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Cash overdraft	$14,110	$2,292
Short-term debt	107,875	23,650
Accounts payable	591,149	718,774
Customer prepayments	135,226	171,518
Accrued expenses	121,944	140,363
Payable to Land O’Lakes, Inc.	18,363	—
Payable to CHS, Inc.	4,169	3,253
Other current liabilities	6,202	6,865

Total current liabilities	999,038	1,066,715
Long-term debt	104,621	100,000
Other non-current liabilities	19,304	14,850
Minority interest in subsidiaries	8,146	4,944
Members’ equity:
Contributed capital	159,089	159,089
Retained earnings	139,103	144,636
Accumulated other comprehensive loss	(1,062)	(1,423)

Total members’ equity	297,130	302,302

Total liabilities and members’ equity	$1,428,239	$1,488,811

See accompanying notes to consolidated financial statements.

AGRILIANCE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2006	2005	2004
	($ in thousands)
Net sales	$3,739,632	$3,735,125	$3,471,514
Cost of sales	3,379,076	3,361,682	3,121,558

Gross margin	360,556	373,443	349,956

Selling, general and administrative expense	284,504	282,631	267,735
Gain on sale of assets	(5,606)	(1,538)	(901)

Earnings from operations	81,658	92,350	83,122

Minority interests	3,202	2,177	2,762
Interest expense, net	26,188	13,060	9,082

Net earnings	$52,268	$77,113	$71,278

See accompanying notes to consolidated financial statements.

AGRILIANCE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2006	2005	2004
	($ in thousands)
Cash flows from operating activities:
Net earnings	$52,268	$77,113	$71,278
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	19,479	18,922	17,767
Bad debt expense (recoveries)	(3,218)	5,599	2,780
Minority interests	3,202	2,177	2,762
Gain on disposal of property, plant and equipment	(5,606)	(1,538)	(901)
Change in other non-current assets and liabilities	673	(13,833)	9,794
Changes in current assets and liabilities:
Trade receivables	27,243	(19,809)	143,930
Receivables/payables from related parties	23,522	(17,865)	2,057
Rebates receivable	(43,083)	12,778	(4,533)
Other receivables	(386)	1,815	3,392
Inventories	(122)	(138,717)	39,147
Vendor prepayments	67,455	(40,329)	(65,622)
Accounts payable and customer prepayments	(163,917)	238,761	(202,439)
Accrued expenses	(18,419)	15,384	23,674
Other current assets and liabilities	937	(7,521)	521

Net cash provided by (used in) operating activities	(39,972)	132,937	43,607

Cash flows from investing activities:
Additions to property, plant and equipment	(34,738)	(35,119)	(29,887)
Proceeds from sale of property, plant and equipment	7,253	5,087	2,446

Net cash used in investing activities	(27,485)	(30,032)	(27,441)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	84,225	23,650	(15,000)
Proceeds from issuance of long-term debt	4,621	—	—
Increase (decrease) in cash overdrafts	11,818	(28,259)	30,551
Distribution of earnings to members	(57,801)	(64,150)	(54,599)

Net cash provided by (used in) financing activities	42,863	(68,759)	(39,048)

Net change in cash	(24,594)	34,146	(22,882)
Cash at beginning of period	34,146	—	(22,882)

Cash at end of period	$9,552	$34,146	$—

See accompanying notes to consolidated financial statements.

AGRILIANCE, LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

			Accumulated
			other	Total
	Contributed	Retained	comprehensive	members’	Comprehensive
	capital	earnings	(loss)	equity	income
	($ in thousands)
Balance at August 31, 2003	$159,089	$114,994	$(15,331)	$258,752
Net earnings	—	71,278	—	71,278	$71,278
Minimum pension liability adjustment	—	—	3,752	3,752	3,752

Comprehensive income					$75,030

Distributions payable to members	—	(40,000)	—	(40,000)
Distributions paid to members	—	(54,599)	—	(54,599)

Balance at August 31, 2004	159,089	91,673	(11,579)	239,183

Net earnings	—	77,113	—	77,113	$77,113
Minimum pension liability adjustment	—	—	10,156	10,156	10,156

Comprehensive income					$87,269

Distributions payable to members	—	40,000	—	40,000
Distributions paid to members	—	(64,150)	—	(64,150)

Balance at August 31, 2005	159,089	144,636	(1,423)	302,302
Net earnings	—	52,268	—	52,268	$52,268
Minimum pension liability adjustment	—	—	361	361	361

Comprehensive income					$52,629

Distributions paid to members	—	(57,801)	—	(57,801)

Balance at August 31, 2006	$159,089	$139,103	$(1,062)	$297,130

See accompanying notes to consolidated financial statements.

AGRILIANCE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization and Summary of Significant Accounting Policies
     (a) Organization
     Agriliance LLC, (Agriliance or the Company) is a domestic distributor of agricultural inputs and is owned by Land O’Lakes, Inc. (50% voting interest) and CHS, Inc. (50% voting interest) (the members). The liability of each member is limited to each member’s respective capital account balance.
     (b) Statement Presentation
     The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, with intercompany transactions eliminated.
     (c) Revenue Recognition
     Revenue is recognized as it is earned, which generally occurs when fertilizer, chemical, and agricultural products are shipped.
     (d) Income Taxes
     The Company’s taxable operations pass directly to the joint venture owners under the LLC organization. As a result, no provision for income taxes is recorded in the accompanying consolidated statement of operations.
     (e) Inventories
     Inventories are stated at the lower of cost or market. Cost is determined on an average-cost basis.
     (f) Rebates Receivable
     Rebates receivable have been estimated based on contractual agreements combined with current sales and market data, in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.

AGRILIANCE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     (h) Derivative Commodity Instruments
     The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity fertilizer prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The futures contracts are marked to market each month and gains and losses are recognized in earnings.
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
     (k) Reclassifications
     Certain 2005 amounts have been reclassified to conform with the current year presentation.
(2) Short-term Debt
     On December 20, 2005, the Company entered into a $325 million revolving credit agreement with CoBank, which expires December 20, 2010. Short-term debt is secured by the Company’s inventory and the accounts receivable of its wholly owned subsidiary, Argo Distribution, LLC. There was $77.1 million of debt outstanding at August 31, 2006 and no outstanding debt as of August 31, 2005 under this facility. Interest on borrowings under this revolving credit agreement was charged at an average rate of 6.32% (LIBOR plus 2.00%) and 4.475% (LIBOR plus 1.75%) for the fiscal years ended August 31, 2006 and 2005, respectively.
     The Company’s consolidated joint ventures had revolving credit agreements available at August 31, 2006, totaling $67 million, with expiration dates through April 2007. The credit agreements had $30,775,000 borrowed against them at August 31, 2006, at interest rates ranging from Prime — 0.65% to LIBOR plus 2.9%. The borrowings are secured by property, plant and equipment, inventory and certain accounts receivable of the joint venture entities.
     At August 31, 2005, the Company’s consolidated joint ventures had revolving credit agreements totaling $30 million, with $23.6 million borrowed against them at an interest rate of LIBOR plus 2.5%.

AGRILIANCE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3) Long-term Debt
     On December 4, 2003, the Company entered into a long-term credit agreement comprised of private placements with six institutions. The individual loans have terms with expiration dates ranging from December 4, 2008 to December 4, 2010. The long-term debt is secured by the Company’s inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. At August 31, 2006 and 2005, the total long-term debt outstanding was $100 million of which $89 million was charged at fixed interest rates averaging 6.0%. The remaining $11 million of long-term debt outstanding was charged at floating interest rates averaging 6.36% (LIBOR + 1.86%) and 4.45% (LIBOR + 1.86%) at August 31, 2006 and 2005, respectively.
At August 31, 2006, the Company’s consolidated joint ventures had long-term debt totaling $4.6 million, at interest rates of Prime — 0.4% to LIBOR plus 2.75%.
Future maturities of long-term debt are as follows:

Year ending August 31:	(In thousands)
2007	$—
2008	48,000
2009	—
2010	52,000
2011	—
2012 and thereafter	4,621

Total	$104,621

     The loan agreements include certain restrictive financial covenants. At August 31, 2006 and 2005, the Company was in compliance with these covenants.
     Interest paid on short-term and long-term debt for the years ended August 31, 2006, 2005 and 2004 totaled $14.9 million, $9.1 million and $4.9 million, respectively.
(4) Receivables Purchase Facility
     On November 16,2005, the Company entered into a new $225 million receivable purchase facility with CoBank, which expires on November 16, 2010. This facility amended the previous $200 million receivable purchase facility agreement. A wholly owned subsidiary, Agriliance SPV, LLC, purchases the receivables from Agriliance and transfers them to CoBank. Such transactions are structured as sales and, accordingly, the receivables transferred to CoBank without recourse to Agriliance are not reflected in the consolidated balance sheet. At August 31, 2006 and 2005, $130 million and $105 million, respectively, were outstanding under this facility. The total accounts receivable sold during the years ended August 31, 2006, 2005, and 2004 were $2.90 billion, $2.99 billion and $2.74 billion, respectively.
(5) Pension and Other Postretirement Plans
     The Company sponsors a defined benefit pension plan. The plan is noncontributory and covers all employees. The benefits are based upon years of service, age at retirement, and the employee’s highest five year period of compensation during the last ten years before retirement. Continuing participation in this plan will be frozen on December 31, 2015.
     The Company recognized additional minimum pension liability adjustments of $361,000, $10.2 million and $3.8 million for the fiscal years ended August 31, 2006, 2005 and 2004, respectively. In accordance with SFAS No. 87, these adjustments were made to other comprehensive income of the Company and did not impact current year net earnings.

AGRILIANCE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Company uses a May 31 measurement date for its plans. The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status at August 31, 2006 and 2005:

	(In Thousands)
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Benefit obligation	$(107,418)	$(108,164)	$(4,974)	$(4,984)
Fair value of plan assets	104,467	99,100	—	—

Funded status	$(2,951)	$(9,064)	$(4,974)	$(4,984)

Prepaid (accrued) benefit cost recognized in the consolidated balance sheets	$14,273	$21,148	$(5,725)	$(5,655)
     The accumulated benefit obligation for the pension plan was $99.1million and $98.2 million at August 31, 2006 and 2005, respectively.
     Weighted-average assumptions used to determine benefit obligations at August 31, 2006 and 2005 were as follows:

			Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
Discount rate	6.25%	5.50%	6.25%	5.50%
Rate of compensation increase	2.50%	2.50%	N/A	N/A
     Weighted-average assumptions used to determine net cost for the years ended August 31, 2006, 2005, and 2004 were as follows:

				Postretirement
	Pension Benefits			Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.50%	6.50%	6.00%	5.50%	6.50%	6.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	NA	NA	N/A
Rate of compensation increase	2.50%	3.50%	3.00%	N/A	N/A	N/A
     The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.
     For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 6.0% through 2010 and remain at that level thereafter.

AGRILIANCE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended August 31,
	(In Thousands)
	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Benefit cost	$6,875	$7,887	$6,309	$476	$288	$1,214
Employer contribution	—	35,910	2,461	406	402	300
Plan participants’ contributions	—	—	—	—	—	—
Benefits paid	2,820	3,010	2,111	406	402	300
Plan Assets
     The weighted-average asset allocations of the Company’s pension plan at August 31, 2006 and 2005 were as follows:

	Plan Assets at August 31
Asset category	2006	2005
Equity securities	30.7%	41.4%
Debt securities	57.9%	51.1%
Real Estate	10.7%	6.5%
Other	0.7%	1.0%

Total	100.0%	100.0%

     The Company’s investment practices and strategies for the pension plans use target allocations as guidelines for the individual asset categories. The Company’s investment goals are to maximize returns subject to specific risk management policies. Its risk management policies permit investments in mutual funds, direct investments in debt and equity securities, and derivative financial instruments. The Company addresses diversification by the use of mutual fund investments whose underlying investments are in domestic and international fixed income securities and domestic and international equity securities. These mutual funds are readily marketable and can be sold to fund benefit payment obligations as they become payable.
Cash Flows
     The Company expects to contribute $0 to its pension plan and $538,000 to its postretirement medical plan for the year ended August 31, 2007.
     Benefits expected to be paid for the pension plan in fiscal years ended 2007-2011 are $2.9 million, $3.3 million, $3.7 million, $4.1 million and $4.6 million, respectively. Aggregate benefits expected to be paid in the five years from 2012-2016 are $33.7 million. Expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at August 31 and include estimated future employee service.
     The postretirement medical plan is an unfunded plan. Expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at August 31. The following table sets forth the expected medical plan benefit payments and medicare subsidy receipts:

AGRILIANCE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Expected Benefit	Expected Medicare
	Payments	SubsidyReceipts
	($ in thousands)	($ in thousands)
2007	$459	$(47)
2008	460	(54)
2009	469	(60)
2010	475	(64)
2011	472	(70)
2012-2016	2,482	(453)

Total	$4,817	$(748)

Other Plans
     The Company has a defined contribution plan in which the Company matches 50% of the first 6% of employee contributions. The Company contributed $2.6 million, $2.4 million and $2.1 million to the plan for the fiscal years ended August 31, 2006, 2005 and 2004, respectively.
     The Company began a nonelective contribution plan effective January 1, 2006 for employees starting after that date. The Company contributes between 2% and 5% of employee compensation based on age and years of service to the plan each year. In fiscal 2006, the Company contributed $108,000 to the plan.
     In addition to the defined benefit and defined contribution retirement plans, the Company has a supplemental executive retirement plan, which is an unfunded defined benefit plan. The actuarial present value of the projected benefit obligation totaled $2.6 million and $2.7 million at August 31, 2006 and 2005, respectively.
(6) Related Party Transactions
     Land O’Lakes, Inc. and CHS, Inc. charged the Company for accounting, legal, risk management, building, advertising, and certain employee benefit and other employee-related expenses. Total purchased services were:

	Year Ended August 31,
	2006	2005	2004
	($ in thousands)
Land O’Lakes, Inc	$12,459	$12,887	$9,693
CHS, Inc.	5,640	5,070	4,579
     The Company made the following sales to related parties:

	Year Ended August 31,
	2006	2005	2004
	($ in thousands)
Land O’Lakes, Inc	$10,666	$9,254	$5,219
CHS, Inc.	219,634	199,852	196,175

AGRILIANCE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the years ended August 31, 2006, 2005 and 2004, the Company made product purchases from Land O’Lakes, Inc. totaling $22.8 million, $17.8 million and $14.3 million, respectively.
(7) Lease Commitments
     The company has entered into noncancelable operating leases of certain real estate, vehicles and equipment.
     Future minimum lease commitments under noncancelable operating leases are as follows:

Year ending August 31,	($ in thousands)
2007	$14,594
2008	9,655
2009	6,216
2010	4,047
2011	1,761
2012 and thereafter	3,379
     Rent expense for the years ended August 31, 2006, 2005 and 2004 was $26.5 million, $24.5 million and $21.7 million, respectively.
(8) Contingencies
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
     Guarantees
     The Company is contingently liable for guarantees on customer loans with terms generally ending prior to March 2007, totaling $22.1 million at August 31, 2006. The Company has recorded reserves for the estimated fair value of such guarantees.
     General
     Certain claims and lawsuits have been filed in the ordinary course of business. It is management’s opinion that settlement of all litigation would not require payment of an amount which would be material to the results of operations or to the financial position of the Company.