Form 10-Q
period 2007-03-31
LAND O LAKES INC
filed 2007-05-15
CIK 1032562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2007
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
     The number of shares of the registrant’s common stock outstanding as of April 30, 2007: 943 shares of Class A common stock, 3,981 shares of Class B common stock, 163 shares of Class C common stock, and 1,023 shares of Class D common stock.
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

Part I. Financial Information
Item 1. Financial Statements
LAND O’LAKES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	($ in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$39,771	$79,707
Receivables, net	824,636	604,580
Inventories	494,521	471,934
Prepaid expenses	40,790	378,278
Assets held for sale	190,912	6,234
Other current assets	54,184	44,360

Total current assets	1,644,814	1,585,093

Investments	254,145	270,202
Property, plant and equipment, net	510,285	665,069
Goodwill, net	311,618	326,527
Other intangibles, net	94,083	95,043
Other assets	117,424	113,191

Total assets	$2,932,369	$3,055,125

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$91,447	$58,300
Current portion of long-term debt	10,689	10,972
Accounts payable	785,361	994,774
Accrued expenses	229,216	206,582
Patronage refunds and other member equities payable	24,003	18,626

Total current liabilities	1,140,716	1,289,254

Long-term debt	617,279	639,059
Employee benefits and other liabilities	187,718	173,446
Minority interests	8,991	8,830
Commitments and contingencies

Equities:
Capital stock	1,798	1,828
Member equities	919,790	904,183
Accumulated other comprehensive loss	(66,200)	(66,276)
Retained earnings	122,277	104,801

Total equities	977,665	944,536

Total liabilities and equities	$2,932,369	$3,055,125

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
	($ in thousands)
Net sales	$2,182,283	$1,996,718
Cost of sales	1,964,733	1,817,200

Gross profit	217,550	179,518

Selling, general and administrative	142,011	131,607
Restructuring and impairment charges	1,388	1,358

Earnings from operations	74,151	46,553

Interest expense, net	14,826	16,498
Other expense (income), net	186	(7,837)
Equity in (earnings) loss of affiliated companies	(6,950)	8,502
Minority interest in earnings of subsidiaries	256	175

Earnings before income taxes	65,833	29,215

Income tax expense	10,896	3,103

Net earnings	$54,937	$26,112

Applied to:
Member equities
Allocated patronage	$36,466	$24,389
Deferred equities	1,051	(3,311)

	37,517	21,078

Retained earnings	17,420	5,034

	$54,937	$26,112

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
	($ in thousands)
Cash flows from operating activities:
Net earnings	$54,937	$26,112
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	21,252	23,711
Amortization of deferred financing costs	748	599
Bad debt expense	668	211
Proceeds from patronage revolvement received	3,075	4,953
Non-cash patronage income	(616)	(359)
Deferred income tax expense	4,908	2,686
(Increase) decrease in other assets	(3,615)	6,625
Increase (decrease) in other liabilities	892	(567)
Restructuring and impairment charges	1,388	1,358
Loss (gain) on sale of investment	186	(7,837)
Equity in (earnings) loss of affiliated companies	(6,950)	8,502
Dividends from investments in affiliated companies	22,684	2,645
Minority interests	256	175
Other	113	1,181
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(222,773)	(19,888)
Inventories	(40,416)	(500)
Prepaids and other current assets	328,559	276,416
Accounts payable	(209,413)	(354,890)
Accrued expenses	27,014	2,301

Net cash used by operating activities	(17,103)	(26,566)

Cash flows from investing activities:
Additions to property, plant and equipment	(18,045)	(13,468)
Acquisitions	(58)	(84,187)
Payments for investments	(406)	(800)
Proceeds from sale of investments	475	7,837
Proceeds from sale of property, plant and equipment	176	664
Other	(82)	(350)

Net cash used by investing activities	(17,940)	(90,304)

Cash flows from financing activities:
Increase (decrease) in short-term debt, net	33,147	(2,791)
Proceeds from issuance of long-term debt	1,827	1,449
Principal payments on long-term debt	(24,359)	(7,682)
Payments for redemption of member equities	(15,472)	(15,816)
Other	(36)	(41)

Net cash used by financing activities	(4,893)	(24,881)

Net cash used by operating activities of discontinued operations	—	(312)

Net decrease in cash and cash equivalents	(39,936)	(142,063)

Cash and cash equivalents at beginning of the period	79,707	179,704

Cash and cash equivalents at end of the period	$39,771	$37,641

Supplementary Disclosure of Cash Flow Information
Cash paid during periods for:
Interest	$9,858	$10,023
Income taxes paid (recovered)	$500	$(392)
See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands in tables)
(Unaudited)
1. Summary of Significant Accounting Policies
     The consolidated financial statements include the accounts of Land O’Lakes, Inc. (the “Company”) and wholly owned and majority-owned subsidiaries. The effects of intercompany transactions have been eliminated. The unaudited consolidated financial statements reflect, in the opinion of the Company’s management, all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year because of, among other things, the seasonal nature of our businesses. The statements are condensed and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2006 included in our Annual Report on Form 10-K.
     Certain reclassifications have been made to the 2006 consolidated statements of cash flows to conform to the 2007 presentation. Specifically, dividends from investments in affiliated companies have been reclassified from investing activities to operating activities in the consolidated statements of cash flows, resulting in a decrease in net cash used by operating activities and a corresponding increase in net cash used by investing activities. In addition, certain sales transfers in Dairy Foods have been reclassified to cost of sales in the 2006 consolidated statements of operations. These reclassifications had no effect on gross profit or net earnings.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires that financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 was effective January 1, 2007 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 8 for further information.
     In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer on either a gross basis (included in net sales and costs) or a net basis (excluded from net sales) is an accounting policy decision. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed if those amounts are significant. The Company presents such taxes on a net basis and the amount is immaterial to the Company’s consolidated financial statements. EITF 06-03 was effective January 1, 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. This pronouncement is effective January 1, 2008, and the Company does not expect this statement to have a material impact to its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position, and requires additional disclosures in the notes to consolidated financial statements. This pronouncement is effective December 31, 2007, and the Company is currently assessing the impact of adopting SFAS 158.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts

SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159.
Accounting Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, and are not limited to, the allowance for doubtful accounts, the valuation of goodwill and other intangible assets and trade promotion and consumer incentives.
2. Receivables
     A summary of receivables is as follows:

	March 31,	December 31,
	2007	2006
Trade accounts	$645,034	$469,230
Notes and contracts	103,585	73,469
Other	87,354	72,435

	835,973	615,134
Less allowance for doubtful accounts	11,337	10,554

Total receivables, net	$824,636	$604,580

     A substantial portion of the Company’s receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.
     The Company operates a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers. These loans, which relate primarily to dairy, swine, cattle and other livestock production, are presented as notes and contracts for the current portion and as other assets for the non-current portion. Total notes and contracts were $106.2 million at March 31, 2007 and $102.6 million at December 31, 2006 of which $56.8 million and $58.2 million, respectively, was the current portion included in the table above.
3. Inventories
     A summary of inventories is as follows:

	March 31,	December 31,
	2007	2006
Raw materials	$172,358	$152,548
Work in process	4,221	3,914
Finished goods	317,942	315,472

Total inventories	$494,521	$471,934

4. Investments
     A summary of investments is as follows:

	March 31,	December 31,
	2007	2006
Agriliance LLC	$110,294	$124,719
Ag Processing Inc.	34,372	33,975
Advanced Food Products, LLC	32,845	32,933
Agronomy Company of Canada Ltd.	16,186	16,834
Universal Cooperatives, Inc.	7,809	7,986
Melrose Dairy Proteins, LLC	4,812	5,741
CoBank, ACB	4,304	7,198
Delta Egg Farm, LLC	4,290	3,890
Prairie Farms Dairy, Inc.	3,729	3,696
Golden Oval Eggs, LLC	3,664	4,265
Other – principally cooperatives and joint ventures	31,840	28,965

Total investments	$254,145	$270,202

     As of March 31, 2007, the Company has a 50-percent voting interest in numerous joint ventures, including Agriliance LLC. Summarized financial information for Agriliance LLC for the three months ended March 31, 2007 and 2006 and as of March 31, 2007 and December 31, 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006
Net sales	$729,145	$625,782
Gross profit	88,922	65,856
Net earnings (loss)	10,353	(10,767)

	March 31,	December 31,
	2007	2006
Current assets	$1,800,462	$1,518,133
Non-current assets	163,354	164,917
Current liabilities	1,610,279	1,302,148
Non-current liabilities	132,948	131,465
Total equity	220,589	249,437
     For the three months ended March 31, 2007, the Company received $19.6 million of dividend distributions from Agriliance LLC compared with $0 for the three months ended March 31, 2006.
5. Goodwill and Other Intangible Assets
Goodwill
     The carrying amount of goodwill by segment is as follows:

	March 31,	December 31,
	2007	2006
Feed	$127,782	$127,893
Dairy Foods	70,532	83,799
Layers	58,982	58,982
Agronomy	43,939	45,461
Seed	10,383	10,392

Total goodwill	$311,618	$326,527

The decrease in Dairy Foods goodwill is primarily due to the reclassification of $13.0 million of goodwill to assets held for sale. See Note 11 for further information.

Other Intangible Assets
     A summary of other intangible assets is as follows:

	March 31,	December 31,
	2007	2006
Amortized other intangible assets:
Patents, less accumulated amortization of $6,364 and $6,063, respectively	$10,347	$10,648
Trademarks, less accumulated amortization of $2,570 and $2,498, respectively	1,400	1,472
Other intangible assets, less accumulated amortization of $11,165 and $10,578, respectively	5,711	6,298

Total amortized other intangible assets	17,458	18,418
Total non-amortized other intangible assets — trademarks and dealer networks	76,625	76,625

Total other intangible assets	$94,083	$95,043

     Amortization expense for the three months ended March 31, 2007 and 2006 was $1.0 million and $0.9 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.4 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 10 years. The majority of the other intangible assets is related to Feed acquisitions.
6. Debt Obligations
Notes and Short-term Obligations
     The Company had notes and short-term obligations at March 31, 2007 and December 31, 2006 of $91.4 million and $58.3 million, respectively. The Company maintains credit facilities to finance its short-term borrowing needs including a revolving credit facility and receivables securitization facility.
     The Company maintains a $225 million, five-year revolving credit facility that matures in 2011, to finance its short-term borrowing needs. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of March 2007, the LIBOR margin for the revolving credit facility is 125 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the election of the Company. At March 31, 2007, there was no outstanding balance on the revolving credit facility and $190.6 million was available after giving effect to $34.4 million outstanding letters of credit which reduce availability.
     The Company also maintains a $200 million, five-year receivables securitization facility that matures in 2011, to finance its short-term borrowing needs. Land O’Lakes and certain wholly-owned consolidated entities sell Feed, Dairy Foods, Seed and certain other receivables to LOL SPV, LLC, a wholly-owned, consolidated, special purpose entity (“the SPE”). The SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. Borrowings under the receivables securitization facility bear interest at LIBOR plus 87.5 basis points. At March 31, 2007 and December 31, 2006, the SPE’s receivables were $534.7 million and $342.6 million, respectively. At March 31, 2007, the outstanding borrowing balance was $30 million and $170 million was available under this facility. At December 31, 2006, there was no outstanding balance and $200 million was available under this facility.
     The Company also had $60.3 million as of March 31, 2007, and $56.5 million as of December 31, 2006, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly-owned subsidiary that provides operating loans and facility financing to farmers and livestock producers.
     The weighted average interest rate on short-term borrowings and notes outstanding at March 31, 2007 and December 31, 2006 was 5.78% and 5.52%, respectively.

Long-term Debt
     A summary of long-term debt is as follows:

	March 31,	December 31,
	2007	2006
Senior unsecured notes — due 2011 (8.75%)	$196,452	$196,452
Senior secured notes — due 2010 (9.00%)	175,000	175,000
Capital Securities of Trust Subsidiary — due 2028 (7.45%)	190,700	190,700
MoArk LLC debt — due 2007 through 2023 (8.87% weighted average)	30,645	44,004
Industrial development revenue bonds and other secured notes payable — due 2007 through 2016 (3.56% to 6.00%)	4,861	14,868
Capital lease obligations (5.22% to 8.95%)	7,379	7,776
Other debt	22,931	21,231

	627,968	650,031
Less current portion	10,689	10,972

Total long-term debt	$617,279	$639,059

     The Company’s MoArk subsidiary maintains a $40 million revolving credit facility which is subject to a borrowing base limitation and terminates in June 2009. Borrowings outstanding at March 31, 2007, and December 31, 2006 were $0 and $13.0 million, respectively.
     On March 22, 2007, the Company fully redeemed and retired $10.0 million of outstanding pollution control bonds related to the Cheese & Protein International LLC (“CPI”) facility.
     On April 2, 2007, the Company sold substantially all of the assets related to its CPI cheese and whey operations. As a result of the sale and upon receipt of the proceeds, the Company initiated a par offer in accordance with the indentures governing the 8.75% senior unsecured notes and 9.00% senior secured notes. The $213 million offer expired May 4, 2007 and $2.7 million of the 8.75% senior unsecured notes were tendered.
     The Company and MoArk are each subject to certain restrictions and covenant ratio requirements relating to their respective financing arrangements. As of March 31, 2007, Land O’Lakes and MoArk’s debt covenants were all satisfied.
7. Other Comprehensive Income
     Comprehensive income for the three months ended March 31 was as follows:

	Three Months Ended
	March 31,
	2007	2006
Net earnings	$54,937	$26,112
Change in minimum pension liability, net of income taxes	(194)	—
Unrealized gain on available-for-sale-investment securities	—	32
Foreign currency translation adjustment	270	94

Total comprehensive income	$55,013	$26,238

8. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings upon adoption. At January 1, 2007, the Company had unrecognized tax benefits of approximately $14.0 million. The liability for unrecognized tax benefits includes $0.1 million of interest and no penalties. Included in the balance at January 1, 2007 are approximately $11.7 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The effective tax rate for the three months ended March 31, 2007 was impacted by a $0.2 million increase to income tax expense.
     The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of income tax expense when applicable. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004.

9. Pension and Other Postretirement Plans
     The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended March 31:

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Service cost	$3,566	$4,850	$182	$175
Interest cost	8,296	7,925	981	975
Expected return on assets	(9,263)	(8,650)	—	—
Amortization of actuarial loss	3,236	3,425	736	675
Amortization of prior service cost	(122)	(125)	—	75
Amortization of transition obligation	—	—	107	150

Net periodic benefit cost	$5,713	$7,425	$2,006	$2,050

     During the three months ended March 31, 2007, the Company contributed $1.1 million to its defined benefit pension plans and $1.1 million to its other postretirement benefits plans.
     The Company expects to contribute approximately $17.8 million to its defined benefit pension plans and $6.3 million to its other postretirement benefits plans in 2007.
10. Restructuring and Impairment Charges
     A summary of restructuring and impairment charges is as follows:

	Three Months Ended
	March 31,
	2007	2006
Restructuring charges	$266	$1,358
Impairment charges	1,122	—

Total restructuring and impairment charges	$1,388	$1,358

Restructuring Charges
     During the three months ended March 31, 2007, the Company recorded restructuring charges of $0.3 million, primarily for employee severance due to the announced closure of Feed facilities in Wisconsin and Kansas.
     During the three months ended March 31, 2006, Dairy Foods closed a facility in Greenwood, Wisconsin and as a result recorded a restructuring charge of $1.4 million related to a long-term contractual obligation for waste-water treatment with the city of Greenwood.
Impairment charges
     For the three months ended March 31, 2007, the Company incurred $1.1 million of impairment charges as the book values of certain fixed assets were written down to fair value based on estimated selling prices. Seed incurred a $0.5 million impairment charge relative to structural deterioration of a soybean facility in Vincent, Iowa. In Feed and Layers, impairment charges of $0.3 million and $0.3 million, respectively, were incurred for the write-down of various manufacturing facilities held for sale.

11. Assets and Liabilities Held for Sale
     As part of its ongoing efforts to reposition non-strategic assets, on April 2, 2007, the Company sold substantially all of the assets related to its Dairy Foods’ Cheese & Protein International LLC (“CPI”) cheese and dairy by-products operations to a U.S. subsidiary of Saputo, Inc. (“Saputo”) for approximately $213.5 million in cash, net of related transaction fees. Balance sheet amounts for assets of $182.4 million and liabilities of $1.1 million have been reclassified to assets held for sale and accrued expenses, respectively, in the consolidated balance sheet at March 31, 2007. In connection with the sale, the Company will continue to supply milk to Saputo at the Tulare, California facility at fair market prices.
12. Other Expense (Income), Net

	Three Months Ended
	March 31,
	2007	2006
Loss (gain) on sale of investments	$186	$(7,837)

Total other expense (income), net	$186	$(7,837)

     During the three months ended March 31, 2007, the Company recognized a loss on sale of an investment held by the Other segment for $0.2 million.
     During the three months ended March 31, 2006, the Company recognized a gain on sale of an investment held by Dairy Foods for $7.8 million.
13. Contingencies
     On March 6, 2007, Land O’Lakes, Inc. announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup® Ready Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup® Ready Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup® Ready Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup® Ready Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. As a result of the court’s actions, for the three months ended March 31, 2007, the Company’s Seed segment recorded $6.4 million relating to alfalfa inventory write-downs and increased sales returns reserves in cost of sales and net sales, respectively. The Company is currently assessing the full impact of the ruling.
     On May 2, 2007, International Ingredient Corporation (“IIC”) filed a lawsuit in the United States District Court for the Eastern District of Missouri against the Company claiming breach of contract under a certain whey supply agreement. IIC is claiming damages in excess of $4 million, which, it claims, is the amount of damage it will incur by purchasing its whey from a source other than the Company. The Company disputes IIC’s claims and will file an answer on or before May 28, 2007.
14. Segment Information
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
     Layers consists of the Company’s wholly-owned MoArk subsidiary. MoArk produces and markets shell eggs that are sold to retail and wholesale customers for consumer and industrial use throughout the United States.
     The Company’s management uses earnings (loss) before income taxes to evaluate a segment’s performance. The Company allocates corporate administrative expense to all of its business segments, both directly and indirectly. Corporate staff functions that are able to determine actual services provided to each segment allocate expense on a direct and predetermined basis. All other corporate staff functions allocate expense indirectly based on each segment’s percent of total invested capital. A majority of corporate administrative expense is allocated directly.

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended March 31, 2007:
Net sales (1)	$880,307	$748,796	$436,045	$—	$119,930	$(2,795)	$2,182,283
Cost of sales(2)	805,118	677,311	380,219	—	105,630	(3,545)	1,964,733
Selling, general and administrative	47,940	60,112	20,236	4,801	7,908	1,014	142,011
Restructuring and impairment charges	67	524	500	—	297	—	1,388
Interest expense (income), net	6,246	6,783	1,194	(2,451)	4,312	(1,258)	14,826
Other expense, net	—	—	—	—	—	186	186
Equity in (earnings) loss of affiliated companies	495	(481)	(55)	(4,490)	(2,412)	(7)	(6,950)
Minority interest in earnings of subsidiaries	—	256	—	—	—	—	256

Earnings before income taxes	$20,441	$4,291	$33,951	$2,140	$4,195	$815	$65,833

For the three months ended March 31, 2006:
Net sales	$808,977	$693,076	$389,309	$—	$107,742	$(2,386)	$1,996,718
Cost of sales(1)	766,987	624,744	328,393	3	99,484	(2,411)	1,817,200
Selling, general and administrative	41,260	59,129	18,775	3,470	9,275	(302)	131,607
Restructuring and impairment charges	1,358	—	—	—	—	—	1,358
Interest expense (income), net	8,100	6,102	1,878	(3,133)	4,530	(979)	16,498
Other income, net	(7,837)	—	—	—	—	—	(7,837)
Equity in (earnings) loss of affiliated companies	2,026	(345)	—	6,051	766	4	8,502
Minority interest in earnings of subsidiaries	—	175	—	—	—	—	175

Earnings (loss) before income taxes	$(2,917)	$3,271	$40,263	$(6,391)	$(6,313)	$1,302	$29,215

(1)	Net sales includes intersegment sales of:

2007	$3,046	$5,071	$—	$—	$—	$(8,117)	$—
2006	$1,575	$5,872	$—	$—	$—	$(7,447)	$—
(2)	Cost of sales includes unrealized hedging (gains) losses of:

2007	$(2,489)	$2,886	$2,001	$—	$1,499	$(325)	$3,572
2006	$(442)	$119	$261	$—	$(262)	$53	$(271)
Unrealized hedging (gains) losses are also recognized in equity in earnings (loss) of affiliated companies for Agronomy.
15. Consolidating Financial Information
     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly-owned and majority-owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.
     In September 2006, the Company amended its receivables securitization facility and began to consolidate its wholly-owned special purpose entity (“SPE”). The SPE is not a guarantor of the Company’s financing arrangements. Accordingly, the SPE’s financial information has been included with the non-guarantor subsidiaries for the three month period ended March 31, 2007 and as of March 31, 2007 and December 31, 2006.
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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
March 31, 2007

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$6,816	$92	$32,863	$—	$39,771
Receivables, net	466,688	260,267	662,939	(565,258)	824,636
Intercompany receivables, net	61,696	—	—	(61,696)	—
Inventories	260,064	186,048	48,409	—	494,521
Prepaid expenses	30,731	7,396	2,663	—	40,790
Assets held for sale	4,845	184,022	2,045	—	190,912
Other current assets	36,976	16,239	969	—	54,184

Total current assets	867,816	654,064	749,888	(626,954)	1,644,814

Investments	1,142,204	45,939	9,031	(943,029)	254,145
Property, plant and equipment, net	184,848	233,788	91,649	—	510,285
Goodwill, net	170,825	81,710	59,083	—	311,618
Other intangibles, net	4,295	87,829	1,959	—	94,083
Other assets	29,261	34,869	56,841	(3,547)	117,424

Total assets	$2,399,249	$1,138,199	$968,451	$(1,573,530)	$2,932,369

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$5,044	$2,869	$647,101	$(563,567)	$91,447
Current portion of long-term debt	449	224	10,016	—	10,689
Accounts payable	549,056	180,080	58,711	(2,486)	785,361
Intercompany payable, net	—	61,573	123	(61,696)	—
Accrued expenses	106,856	101,890	23,222	(2,752)	229,216
Patronage refunds and other member equities payable	23,733	150	120	—	24,003

Total current liabilities	685,138	346,786	739,293	(630,501)	1,140,716

Long-term debt	587,695	1,033	28,551	—	617,279
Employee benefits and other liabilities	148,750	30,936	8,032	—	187,718
Minority interests	1	4,915	4,075	—	8,991
Commitments and contingencies

Equities:
Capital stock	1,798	100	37	(137)	1,798
Additional paid-in capital	—	513,438	139,789	(653,227)	—
Member equities	919,790	—	—	—	919,790
Accumulated other comprehensive loss	(66,200)	(53)	—	53	(66,200)
Retained earnings	122,277	241,044	48,674	(289,718)	122,277

Total equities	977,665	754,529	188,500	(943,029)	977,665

Total liabilities and equities	$2,399,249	$1,138,199	$968,451	$(1,573,530)	$2,932,369

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,098,691	$933,318	$150,274	$—	$2,182,283
Cost of sales	985,727	846,254	132,752	—	1,964,733

Gross profit	112,964	87,064	17,522	—	217,550
Selling, general and administrative	69,875	63,631	8,505	—	142,011
Restructuring and impairment charges	566	524	298	—	1,388

Earnings from operations	42,523	22,909	8,719	—	74,151

Interest expense, net	15,093	(381)	114	—	14,826
Other expense, net	186	—	—	—	186
Equity in (earnings) loss of affiliated companies	(37,952)	(510)	(3,013)	34,525	(6,950)
Minority interest in earnings of subsidiaries	—	—	256	—	256

Earnings (loss) before income taxes	65,196	23,800	11,362	(34,525)	65,833
Income tax expense	10,259	126	511	—	10,896

Net earnings	$54,937	$23,674	$10,851	$(34,525)	$54,937

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$54,937	$23,674	$10,851	$(34,525)	$54,937
Adjustments to reconcile net earnings (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	10,620	8,116	2,516	—	21,252
Amortization of deferred financing costs	424	288	36	—	748
Bad debt expense	704	(43)	7	—	668
Proceeds from patronage revolvement received	3,070	5	—	—	3,075
Non-cash patronage income	(567)	(49)	—	—	(616)
Deferred income tax expense	4,908	—	—	—	4,908
(Increase) decrease in other assets	(3,489)	(284)	98	60	(3,615)
Increase in other liabilities	767	125	—	—	892
Restructuring and impairment charges	566	524	298	—	1,388
Loss on sale of investment	186	—	—	—	186
Equity in (earnings) loss of affiliated companies	(37,952)	(510)	(3,013)	34,525	(6,950)
Dividends from investments in affiliated companies	20,123	211	2,350	—	22,684
Minority interests	—	—	256	—	256
Other	195	(82)	—	—	113
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(167,348)	(24,741)	(213,297)	182,613	(222,773)
Inventories	(32,831)	1,169	(8,754)	—	(40,416)
Prepaids and other current assets	361,674	2,148	(35,263)	—	328,559
Accounts payable	(215,988)	(18,249)	30,158	(5,334)	(209,413)
Accrued expenses	19,969	8,261	(1,098)	(118)	27,014

Net cash (used) provided by operating activities	19,968	563	(214,855)	177,221	(17,103)

Cash flows from investing activities:
Additions to property, plant and equipment	(11,004)	(5,725)	(1,316)	—	(18,045)
Acquisitions	—	—	(58)	—	(58)
Payments for investments	(250)	—	(156)	—	(406)
Proceeds from sale of investments	475	—	—	—	475
Proceeds from sale of property, plant and equipment	6	135	35	—	176
Other	(82)	—	—	—	(82)

Net cash used by investing activities	(10,855)	(5,590)	(1,495)	—	(17,940)

Cash flows from financing activities:
Increase (decrease) in short-term debt	3,039	(437)	207,766	(177,221)	33,147
Proceeds from issuance of long-term debt	1,337	—	490	—	1,827
Principal payments on long-term debt	(141)	(10,057)	(14,161)	—	(24,359)
Payments for redemption of member equities	(15,472)	—	—	—	(15,472)
Other	(36)	—	—	—	(36)

Net cash (used) provided by financing activities	(11,273)	(10,494)	194,095	(177,221)	(4,893)

Net decrease in cash and cash equivalents	(2,160)	(15,521)	(22,255)	—	(39,936)
Cash and cash equivalents at beginning of period	8,976	15,613	55,118	—	79,707

Cash and cash equivalents at end of period	$6,816	$92	$32,863	$—	$39,771

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$8,976	$15,613	$55,118	$—	$79,707
Receivables, net	300,803	266,680	449,742	(412,645)	604,580
Intercompany receivables, net	77,042	—	—	(77,042)	—
Inventories	227,258	205,021	39,655	—	471,934
Prepaid expenses	367,900	7,528	2,850	—	378,278
Assets held for sale	2,839	1,162	2,233	—	6,234
Other current assets	25,353	18,037	970	—	44,360

Total current assets	1,010,171	514,041	550,568	(489,687)	1,585,093

Investments	1,134,363	42,809	8,323	(915,293)	270,202
Property, plant and equipment, net	183,580	388,410	93,079	—	665,069
Goodwill, net	184,414	83,019	59,094	—	326,527
Other intangibles, net	4,789	88,255	1,999	—	95,043
Other assets	28,392	36,557	51,729	(3,487)	113,191

Total assets	$2,545,709	$1,153,091	$764,792	$(1,408,467)	$3,055,125

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$2,005	$3,306	$469,335	$(416,346)	$58,300
Current portion of long-term debt	449	403	10,120	—	10,972
Accounts payable	765,044	198,329	28,553	2,848	994,774
Intercompany payable, net	—	74,513	2,529	(77,042)	—
Accrued expenses	91,267	93,629	24,320	(2,634)	206,582
Patronage refunds and other member equities payable	18,506	—	120	—	18,626

Total current liabilities	877,271	370,180	534,977	(493,174)	1,289,254

Long-term debt	586,030	10,911	42,118	—	639,059
Employee benefits and other liabilities	137,872	27,542	8,032	—	173,446
Minority interests	—	4,808	4,022	—	8,830
Commitments and contingencies

Equities:
Capital stock	1,828	100	37	(137)	1,828
Additional paid-in capital	—	504,118	139,820	(643,938)	—
Member equities	904,183	—	—	—	904,183
Accumulated other comprehensive loss	(66,276)	(16)	—	16	(66,276)
Retained earnings	104,801	235,448	35,786	(271,234)	104,801

Total equities	944,536	739,650	175,643	(915,293)	944,536

Total liabilities and equities	$2,545,709	$1,153,091	$764,792	$(1,408,467)	$3,055,125

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,023,921	$846,572	$126,225	$—	$1,996,718
Cost of sales	930,668	769,380	117,152	—	1,817,200

Gross profit	93,253	77,192	9,073	—	179,518
Selling, general and administrative	59,591	63,184	8,832	—	131,607
Restructuring and impairment charges	1,358	—	—	—	1,358

Earnings from operations	32,304	14,008	241	—	46,553

Interest expense, net	12,721	2,990	787	—	16,498
Other income, net	(7,837)	—	—	—	(7,837)
Equity in (earnings) loss of affiliated companies	(1,849)	(310)	766	9,895	8,502
Minority interest in earnings (loss) of subsidiaries	(61)	—	236	—	175

Earnings (loss) before income taxes	29,330	11,328	(1,548)	(9,895)	29,215
Income tax expense (benefit)	3,218	153	(268)	—	3,103

Net earnings (loss)	$26,112	$11,175	$(1,280)	$(9,895)	$26,112

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006

	Land O’Lakes,
	Inc. Parent	Consolidated	Non- Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$26,112	$11,175	$(1,280)	$(9,895)	$26,112
Adjustments to reconcile net earnings (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	10,278	11,149	2,284	—	23,711
Amortization of deferred financing costs	579	20	—	—	599
Bad debt expense	190	17	4	—	211
Proceeds from patronage revolvement received	4,949	4	—	—	4,953
Non-cash patronage income	(301)	(58)	—	—	(359)
Deferred income tax expense	2,686	—	—	—	2,686
(Increase) decrease in other assets	(3,881)	(485)	6,046	4,945	6,625
Decrease in other liabilities	(353)	(50)	(164)	—	(567)
Restructuring and impairment charges	1,358	—	—	—	1,358
Gain on sale of investment	(7,837)	—	—	—	(7,837)
Equity in (earnings) loss of affiliated companies	(1,849)	(310)	766	9,895	8,502
Dividends from investments in affiliated companies	1,425	320	900	—	2,645
Minority interests	(61)	—	236	—	175
Other	(258)	(5)	1,444	—	1,181
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(48,905)	2,327	21,257	5,433	(19,888)
Inventories	(578)	435	(357)	—	(500)
Other current assets	281,163	(5,218)	471	—	276,416
Accounts payable	(325,871)	(11,703)	(17,300)	(16)	(354,890)
Accrued expenses	7,412	(2,956)	(3,012)	857	2,301

Net cash (used) provided by operating activities	(53,742)	4,662	11,295	11,219	(26,566)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,007)	(4,723)	(3,738)	—	(13,468)
Acquisitions	(84,187)	—	—	—	(84,187)
Payments for investments	—	—	(800)	—	(800)
Proceeds from sale of investments	7,837	—	—	—	7,837
Proceeds from sale of property, plant and equipment	110	66	488	—	664
Other	175	3,663	—	(4,188)	(350)

Net cash used by investing activities	(81,072)	(994)	(4,050)	(4,188)	(90,304)

Cash flows from financing activities:
Increase (decrease) in short-term debt	21,761	802	(14,135)	(11,219)	(2,791)
Proceeds from issuance of long-term debt	1,230	—	219	—	1,449
Principal payments on long-term debt	(113)	(194)	(7,375)	—	(7,682)
Payments for redemption of member equities	(15,816)	—	—	—	(15,816)
Other	55	(4,276)	(8)	4,188	(41)

Net cash provided (used) by financing activities	7,117	(3,668)	(21,299)	(7,031)	(24,881)
Net cash used by operating activities of discontinued operations	(312)	—	—	—	(312)

Net decrease in cash and cash equivalents	(128,009)	—	(14,054)	—	(142,063)
Cash and cash equivalents at beginning of period	157,445	—	22,259	—	179,704

Cash and cash equivalents at end of period	$29,436	$—	$8,205	$—	$37,641

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.
Overview
General
     We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. For the three months ended March 31, 2007, we reported net sales of $2.2 billion and net earnings of $54.9 million compared to net sales of $2.0 billion and net earnings of $26.1 million for the three months ended March 31, 2006. The primary reasons for the increase in net earnings were improved margin performance in Dairy Foods and Agronomy and higher egg prices which improved margins in Layers, partially offset by lower earnings in Seed relating to inventory write-downs and increased sales returns reserves for the Roundup® Ready Alfalfa injunction.
     On April 2, 2007, we announced the completion of the sale of substantially all of the assets of our Cheese & Protein International (“CPI”) operations, located in Tulare, CA, to a U.S. subsidiary of Saputo, Inc. The sale included substantially all of CPI’s cheese and whey manufacturing operations. The transaction includes a long-term milk supply agreement under which Land O’Lakes will be the full milk supplier to the CPI facility. We will continue to operate our cheese manufacturing facilities in Tulare, CA; Orland, CA; Melrose, MN; Denmark, WI; and Kiel, WI; and a cheese processing facility in Spencer, WI.
Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method and provided earnings and cash flows for the three months ended March 31 as follows:

	For the three months ended
	March 31,
	2007	2006
	(in millions)
Earnings (loss) from unconsolidated businesses	$7.0	$(8.5)
Cash flow from investments in unconsolidated businesses	22.7	2.6
     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost.
     Our investment in unconsolidated businesses was $254.1 million as of March 31, 2007 and $270.2 million as of December 31, 2006.
     Agriliance LLC, which is reflected in our Agronomy segment, constitutes the most significant of our investments in unconsolidated businesses. Agriliance is a distributor of agricultural inputs and is owned equally by Land O’Lakes and CHS Inc. Our ownership in Agriliance is accounted for under the equity method. Agriliance’s pretax earnings pass directly to the joint venture owners. Our investment in Agriliance was $110.3 million as of March 31, 2007 and $124.7 million as of December 31, 2006. Our earnings and cash distributions from Agriliance are as follows for the three months ended March 31:

	For the three months ended
	March 31,
	2007	2006
	(in millions)
Equity in earnings (loss) from Agriliance	$5.2	$(5.4)
Cash distributions from Agriliance	19.6	0.0

     For the three months ended March 31, 2007, Agriliance reported earnings of $10.4 million, a $21.2 million improvement over a loss of $10.8 million for the three months ended March 31, 2006. Retail sales were up 33% due to an earlier start to the planting season in part due to the conversion of cotton to corn acres which requires earlier planting. Retail earnings increased $9.0 million compared with the same period a year ago primarily due to higher crop nutrients prices and the overall earlier season. Crop nutrients earnings were up $13.2 million due primarily to recognition of price appreciation on inventory positions. Crop protection products sales were up 19% compared to the same period for the prior year primarily driven by increased sales volume of pre-grass herbicide. Crop protection earnings were down $2.7 million, however, compared with the same period last year primarily due to timing of vendor rebates.
     The increase in cash distributions from Agriliance compared with the same period last year is due to timing of the 2006 distribution. A $19.6 million dividend related to Agriliance’s fiscal year ended August 30, 2006 was received in first quarter 2007. There were no cash distributions received from Agriliance in 2006. We expect to receive a second distribution of a similar amount in late 2007 related to Agriliance’s fiscal year ended August 31, 2007.
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
     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the three months ended March 31, 2007, bulk cheese, which is generally priced on the date of make, represented approximately 18% of the Dairy Foods segment’s net sales.
     We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter typically is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the three months ended March 31, 2007, retail and foodservice net sales represented approximately 34% of Dairy Foods net sales.
     Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly market price for butter was $1.16 in April 2006, and the highest monthly market price was $2.22 in April 2004. In the past three years, the lowest monthly market price for block cheese was $1.16 in July 2006 and the highest monthly market price was $2.17 in April 2004. The per pound average market price for the three months ended March 31 is as follows:

	March 31,
	2007	2006
Per pound market price average for three months ended:
Butter	$1.26	$1.23
Block cheese	1.35	1.23
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

     We enter into forward sales contracts to supply feed to customers, which currently represent approximately 14% of our Feed sales. When we enter into these contracts, we also generally enter into forward purchase contracts on the underlying commodities to lock in our gross margins.
     Changes in commodity grain prices have an impact on the mix of products we sell. When grain prices are relatively high, the demand for complete feed rises since many livestock producers are also grain growers and sell their grain in the market and purchase complete feed as needed. When grain prices are relatively low, these producers feed their grain to their livestock and purchase premixes and supplements to provide complete nutrition to their animals. These fluctuations in product mix do not generally have a significant impact on our overall operating results. Complete feed has a far lower margin per ton than supplements and premixes. Thus, during periods of relatively high grain prices, although our margins per ton are lower, we sell substantially more tonnage because the grain portion of complete feed makes up the majority of its weight.
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
     We have seen continued erosion of commodity feed volumes, mainly related to producer integration in the swine and poultry sectors as well as conscious efforts made by management to exit some of this low-income business and place increased focus on value-added business. We expect continued pressure on volumes in dairy, poultry and swine feed to continue as further integration occurs in these industries.
     Layers. Layers consists of the Company’s wholly-owned MoArk, LLC subsidiary (“MoArk”). MoArk produces and markets shell eggs. MoArk’s sales and earnings fluctuate depending on egg market prices. For the three months ended March 31, 2007, egg prices averaged $1.06 per dozen, as measured by the Urner Barry Midwest Large market, compared to egg prices of $0.77 per dozen for the three months ended March 31, 2006.
Derivative Commodity Instruments
     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, and soybeans in Seed. Derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures and options contracts for open positions are marked-to-market each month and these unrealized gains or losses (“unrealized hedging gains and losses”) are recognized in earnings and are fully taxed and applied to retained earnings in our balance sheet. Amounts recognized in earnings before income taxes (reflected in cost of sales and equity in (earnings) loss of affiliated companies) for the three months ended March 31 are as follows:

	For the three months ended
	March 31,
	2007	2006
	($ in millions)
Unrealized hedging gain (loss)	$(1.8)	$0.1

     Results of Operations
Three months ended March 31, 2007 as compared to three months ended March 31, 2006
Overview of Results

	For the three months ended March 31,
			Increase
	2007	2006	(Decrease)
	($ in millions)
Net earnings	$54.9	$26.1	$28.8
     Increased net earnings were primarily driven by improved volumes and margins in Dairy Foods and Agronomy and higher egg market prices favorably impacting Layers. Net earnings were negatively impacted by unrealized hedging losses and lower earnings in Seed as a result of increased sales returns and inventory write-downs related to the Roundup® Ready Alfalfa injunction.

Net sales	$2,182.3	$1,996.7	$185.6
     The increase in net sales was primarily due to higher prices in all segments. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$217.6	$179.5	$38.1
     Gross profit increased in the three months ended March 31, 2007 due to favorable volumes and margins in Dairy Foods, increased margins in Feed and increased egg market prices in Layers. Partially offsetting the increase were lower earnings in Seed and unrealized hedging losses. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$142.0	$131.6	$10.4
     The increase in selling, general and administrative expense was mainly due to a loss on legal settlement in Dairy Foods and higher expenses in most segments due to incentive accruals and consulting fees, partially offset by lower expenses in Layers.

Restructuring and impairment charges	$1.4	$1.4	$0.0
     During the three months ended March 31, 2007, Feed announced the closure of a plant in Columbus, WI which resulted in a $0.2 million restructuring charge. Feed also announced the closure of its Leoti, KS, plant as part of the formation of a feedlot joint venture which resulted in an impairment charge of $0.3 million. Seed incurred a $0.5 million impairment charge relative to structural deterioration of a soybean facility in Vincent, IA. Layers incurred an impairment charge of $0.3 million for the closure of two farms. During the three months ended March 31, 2006, Dairy Foods closed a facility in Greenwood, WI and as a result recorded a restructuring charge of $1.4 million related to a contractual obligation for waste-water treatment.

Interest expense, net	$14.8	$16.5	$(1.7)
     The decrease in interest expense was due to debt reduction efforts. Long-term debt has decreased $34.8 million since March 31, 2006 primarily due to subsidiary debt payments and the payoff of pollution control bonds related to the Cheese and Protein International facility.

	For the three months ended March 31,
			Increase
	2007	2006	(Decrease)
	($ In millions)
Equity in earnings (loss) of affiliated companies	$7.0	$(8.5)	$15.5
     Results for the three months ended March 31, 2007 included equity in earnings from Agriliance of $5.2 million compared to equity in loss of $5.4 million for the same period of 2006. A discussion of net earnings for Agriliance can be found under the caption “Overview — General — Unconsolidated Businesses.” In Layers, equity method investments had earnings of $2.4 million for the three months ended March 31, 2007, compared to equity losses of $0.8 million for the same period of 2006. Dairy Foods equity method investments had losses of $0.5 million for the three months ended March 31, 2007, compared to equity losses of $2.0 million for the three months ended March 31, 2006.

Income tax expense	$10.9	$3.1	$7.8
     Income tax expense for the three months ended March 31, 2007 and March 31, 2006 resulted in an effective tax rate of 16.6% and 10.6%, respectively. As a cooperative, earnings from member business that meet certain requirements, known as “patronage income” are deductible from taxable income. The federal and state statutory rate applied to nonmember business activity was 38.3% for the three-month periods ended March 31, 2007 and 2006. Income tax expense and the difference between the effective tax rate and statutory tax rate vary each year based upon patronage business activity and the level of and profitability of nonmember business during each of the comparable years.
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
Dairy Foods

	For the three months ended March 31,
($ in millions)	2007	2006	% change
Net sales	$880.3	$809.0	8.8%
Gross profit	75.2	42.0	79.0%

Gross profit % of net sales	8.5%	5.2%

Increase
(decrease)
(In millions)
Net Sales Variance
Pricing / product mix impact	$66.6
Volume impact	4.7

Total increase	$71.3
     The net sales increase in the three months ended March 31, 2007 was primarily driven by the impact of higher market prices for butter and cheese. The favorable pricing / mix variance of $66.6 million was mainly due to rising average butter and cheese market prices for the three months ended March 31, 2007 compared to the same period last year. Increases in milk pricing formulas also contributed to the favorable pricing variance. These increases in market price caused net sales for industrial operations and consumer cheese to increase $65.9 million and $4.0 million, respectively, compared to the same period last year. The volume variance of $4.7 million was primarily related to increases in industrial operations and butter, offset by decreases in consumer cheese and foodservice. Industrial operations and butter volumes increased $12.8 million and $11.3 million, respectively, compared to the prior year. These increases were partially offset by volume declines in consumer cheese and foodservice of $15.7 million and $7.2 million, respectively, compared to the prior year. Consumer cheese net sales decreased, in part, due to strong sales incentives in the prior year.

Increase
(decrease)
(In millions)
Gross Profit Variance
Margin / product mix impact	$31.0
Volume impact	0.2
Unrealized hedging	2.0

Total increase	$33.2

     Gross profit improved significantly for the three months ended March 31, 2007 due to higher market prices for milk, butter and cheese and increased butter volumes, partially offset by decreased volumes for cheese and foodservice. The positive margin / mix variance of $31.0 million was primarily due to improved markets over the prior year period when dairy product prices were declining. Margin also improved due to favorable milk pricing formulas for commodity cheese and whey margins in comparison to the prior year period. The volume variance improvement of $0.2 million was caused by higher butter volumes which were partially offset by volume declines in cheese and foodservice.
Feed

	For the three months ended March 31,
($ in millions)	2007	2006	% change
Net sales	$748.8	$693.1	8.0%
Gross profit	71.5	68.3	4.6%
Gross profit % of net sales	9.5%	9.9%

Increase
(decrease)
(In millions)
Net Sales Variance
Pricing / product mix impact	$83.4
Volume impact	(18.7)
Acquisitions and divestitures	(9.0)

Total increase	$55.7
     Increased net sales were primarily due to the impact of price increases and higher commodity prices, partially offset by decreased livestock volumes. The $83.4 million positive pricing / mix variance compared to the prior year period was primarily due to price increases which increased sales in livestock, lifestyle and ingredients by $31.7 million, $19.5 million and $23.3 million, respectively. Grass cattle and dairy feed sales accounted for the largest increases in the livestock category, and horse and companion animal feed accounted for the lifestyle increases. The negative volume variance of $(18.7) million was primarily due to declines in the livestock category, mainly grass cattle and dairy feed. Grass cattle volume declined $6.9 million due to improved forage conditions in the South. Dairy feed volume declined $7.8 million over the prior year. The acquisition and divestiture category includes the impact of decreased sales due to the sale of a private label pet food business in December 2006 and the contribution of a Kansas facility to a feedlot joint venture in February 2007.

Increase
(decrease)
(In millions)
Gross Profit Variance
Margin / product mix impact	$9.6
Volume impact	(2.4)
Unrealized hedging	(2.8)
Acquisitions and divestitures	(1.2)

Total increase	$3.2
     Gross profit increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to higher margins and lower energy and distribution costs. The positive margin / mix impact of $9.6 million was primarily due to increased margins in swine, horse and companion animal feeds and ingredients of $1.7 million, $1.3 million, $1.2 million and $2.2 million, respectively. These increases are attributable to pricing improvement in relation to ingredient costs. The negative volume variance of $2.4 million was mainly due to declining volume in grass cattle and dairy feed compared to the prior year period. These declines are due to market and forage conditions. Also offsetting the positive margin variance are increased unrealized hedging losses of $2.8 million.
Seed

	For the three months ended March 31,
($ in millions)	2007	2006	% change
Net sales	$436.0	$389.3	12.0%
Gross profit	55.8	60.9	(8.4)%
Gross profit % of net sales	12.8%	15.6%

Increase
(decrease)
(In millions)
Net Sales Variance
Pricing / product mix impact	$34.7
Volume impact	12.0

Total increase	$46.7
     The $12.0 million volume variance was primarily due to a $53.2 million increase in corn volume growth driven primarily by the increased demand for corn-based ethanol. This increase was partially offset by a $9.6 million decrease in alfalfa, a $16.8 million decrease in soybean plantings as producers shifted acreage to corn production, and lower other product sales. The $34.7 million positive pricing / mix variance was primarily related to higher corn prices due to increased trait sales.

Increase
(decrease)
(In millions)
Gross Profit Variance
Margin / product mix impact	$(3.3)
Volume impact	(.1)
Unrealized hedging	(1.7)

Total decrease	$(5.1)
     The $3.3 million negative margin / product mix variance was primarily due to declines in alfalfa and soybean margins. The decline in alfalfa was primarily related to sales return reserves and inventory write-downs in the three months ended March 31, 2007 due to an injunction enjoining all future plantings of Roundup® Ready Alfalfa as a result of a lawsuit brought against the U.S. Department of Agriculture. Soybean margins declined primarily due to lower market rates. The volume impact was flat compared to the same period in the prior year and included a $5.7 million increase in corn due to increased demand for corn grain in ethanol production and strong product performance, offset by volume declines in alfalfa, soybeans, and other products.
Layers

	For the three months ended March 31,
($ in millions)	2007	2006	% change
Net sales	$119.9	$107.7	11.3%
Gross profit	14.3	8.3	72.3%
Gross profit % of net sales	11.9%	7.7%

Increase
(decrease)
(In millions)
Net Sales Variance
Pricing / product mix impact	$34.1
Volume impact	3.9
Acquisitions and divestitures	(25.8)

Total increase	$12.2
     The increase in net sales was primarily driven by higher egg prices for the three months ended March 31, 2007 compared to the same period in 2006. The average quoted price based on the Urner Barry Midwest Large market increased to $1.06 per dozen in 2007 compared to $0.77 per dozen in 2006. Partially offsetting this increase was the sale of liquid egg operations in June 2006, which resulted in a decrease in sales of $25.8 million.

Increase
(decrease)
(In millions)
Gross Profit Variance
Margin / product mix impact	$9.4
Volume impact	(2.3)
Unrealized hedging	(1.8)
Acquisitions and divestitures	0.7

Total increase	$6.0
     The gross profit increase was primarily attributable to the increase in the average market price of eggs. Partially offsetting the impact of higher egg prices were increased feed costs and unrealized hedging losses for the three months ended March 31, 2007 compared to the same period in 2006. The acquisitions and divestiture category includes the impact of the sale of liquid egg operations in June 2006.
Liquidity and Capital Resources
Overview
     We rely on cash from operations, borrowings under our bank facilities and other institutionally-placed debt as the main sources for financing working capital requirements, additions to property, plant and equipment as well as acquisitions and investments in joint ventures. Other sources of funding consist of a receivables securitization facility, leasing arrangements and the sale of non-strategic assets.
     Total long-term debt, including the current portion, was $628.0 million at March 31, 2007 compared to $650.0 million at December 31, 2006. The decrease was primarily due to debt repayments for borrowings of consolidated subsidiaries.
     Our primary sources of debt at March 31, 2007 include a $225 million undrawn revolving credit facility, a $200 million receivables securitization facility of which $30 million was outstanding, $175 million in 9.00% senior secured notes, $196.5 million in 8.75% senior unsecured notes and $191 million of 7.45% capital securities. On April 2, 2007, upon receipt of the proceeds related to the sale of our Cheese & Protein International LLC (“CPI”) operations, a $213 million par offer for the 9.00% senior secured and 8.75% senior unsecured notes was launched. For more information, please see the section below entitled “Principal Debt Facilities.”
     At March 31, 2007, $38.0 million of our long-term debt, including $7.4 million of capital lease obligations, was attributable to MoArk. Land O’Lakes does not provide any guarantees or support for MoArk’s debt. In addition, we had $27.4 million of other miscellaneous long-term debt at March 31, 2007. On March 22, 2007, Cheese & Protein International LLC fully redeemed and retired $10.0 million in aggregate principal amount plus accrued interest of California Pollution Control Financing Authority Tax-Exempt Variable Rate Demand Solid Waste Disposal Revenue Bonds Series 2001A.
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At March 31, 2007, we had available cash and cash equivalents on hand of $39.8 million. Total equities at March 31, 2007 were $977.7 million.
Our total liquidity is as follows:

	As of	As of	As of
	March 31,	March 31,	December 31,
	2007	2006	2006
	($ in millions)
Cash and cash equivalents	$39.8	$37.6	$79.7
Availability on revolving credit facility	190.6	149.1	174.4
Availability on receivable securitization program	170.0	160.0	200.0

Total liquidity	$400.4	$346.7	$454.1
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

Cash Flows
     The following tables summarize the key elements in our cash flows for the following periods:
Operating Activities

	For the Three Months Ended
	March 31,
	2007	2006
	($ in millions)
Net earnings	$54.9	$26.1
Adjustments to reconcile net earnings to net cash used by operating activities	45.0	43.9
Changes in current assets and liabilities, net of acquisitions and divestitures	(117.0)	(96.6)

Net cash used by operating activities	$(17.1)	$(26.6)
     Net cash used by operating activities decreased $9.5 million in the three months ended March 31, 2007 compared to the same period in 2006. The decrease was primarily due to an additional $20.0 million of dividends received from affiliated companies, primarily Agriliance, during the three months ended March 31, 2007 compared with the same period in 2006. This decline was partially offset by the impact on notes receivable related to the consolidation of the Company’s special purpose entity in September, 2006 and also due to additional investments in working capital.
Investing Activities

	For the Three Months Ended
	March 31,
	2007	2006
	($ in millions)
Additions to property, plant and equipment	$(18.0)	$(13.5)
Acquisitions	(0.1)	(84.2)
Payments for investments	(0.4)	(0.8)
Proceeds from sale of investments	0.5	7.8
Proceeds from sale of property, plant and equipment	0.2	0.7
Other	(0.1)	(0.3)

Net cash used by investing activities	$(17.9)	$(90.3)
     Net cash used by investing activities decreased $72.4 million for the three months ended March 31, 2007 compared to the same period from the prior year. The decline is primarily related to $71.0 million paid in January of 2006 to acquire the remaining minority interest in MoArk and $13.2 million paid in January of 2006 to acquire the remaining minority interest of Penny-Newman Milling LLC, a Feed subsidiary. No similar payments were made during the three-month period ended March 31, 2007.
     We expect total capital expenditures to be approximately $125 million in 2007. Of such amount, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures will be required.
Financing Activities

	For the Three Months Ended
	March 31,
	2007	2006
	($ in millions)
Increase (decrease) in short-term debt, net	$33.1	$(2.8)
Proceeds from issuance of long-term debt	1.8	1.4
Principal payments on long-term debt and obligations under capital lease	(24.3)	(7.7)
Payments for redemption of member equities	(15.5)	(15.8)

Net cash used by financing activities	$(4.9)	$(24.9)
     Net cash used by financing activities declined $20.0 million for the three months ended March 31, 2007 compared to the same period from the prior year. The change is primarily due to $30 million of seasonal borrowings on the receivables securitization facility outstanding as of March 31, 2007. In September 2006, the Company commenced the consolidation of its special purpose entity including the associated outstanding borrowings. Accordingly, as of March 31, 2006, $40.0 million of outstanding borrowings held by the special purpose entity at that time were not included in the Company’s consolidated financial statements. For further information on the accounts receivable securitization facility, see the caption “Principal Debt Facilities” below. Partially offsetting the increase in cash provided by the receivables securitization facility was debt payments for consolidated subsidiaries of $24.3 million during the three months ended March 31, 2007.

Principal Debt Facilities
     Under our five-year secured revolving credit facility, lenders have committed to make advances and issue letters of credit until August 2011 in an aggregate amount not to exceed $225 million. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on our leverage ratio at the end of March of 2007, the LIBOR margin for the revolving credit facility is 125 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at our election. There was no outstanding balance on our revolving credit facility at March 31, 2007 and December 31, 2006.
     Under our five-year, $200 million receivables securitization facility, Land O’Lakes and certain wholly owned, consolidated entities sell Feed, Dairy Foods, Seed and other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (“the SPE”). The Company sells the receivables to the SPE in order to obtain financing for its short-term borrowing needs. Under this facility, the SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. The effective cost of this facility is LIBOR plus 87.5 basis points. In September 2006, we amended and restated this facility and under the terms of this facility, the SPE does not meet the definition of a qualified special purpose entity. Accordingly, as of September, 2006, the assets and liabilities of the SPE were fully consolidated in the Company’s consolidated financial statements. At March 31, 2007, the SPE’s receivables were $534.7 million, the balance of outstanding borrowings was $30 million and $170 million was available under this facility. At December 31, 2006, the SPE’s receivables were $342.6 million, there was no outstanding borrowing balance and $200 million was available under this facility.
     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes are callable beginning in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price is 102.25%. The notes are callable at par beginning in December 2009. The balance outstanding for these notes at March 31, 2007 was $175 million.
     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes became callable in November 2006 at a redemption price of 104.375%. In November 2007 and 2008, the redemption price will decline to 102.917% and 101.458%, respectively. The notes are callable at par beginning in November 2009. In September 2005, $3.8 million of these notes were tendered in accordance with the terms of the indentures of the notes which required a par offer in August 2005 as a result of receiving cash proceeds from the sale of our investment in CF Industries. In November 2005, we completed a “modified Dutch Auction” cash tender for these notes and purchased $149.7 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount. The balance outstanding for these notes at March 31, 2007 was $196.5 million.
     In addition to the modified Dutch Auction, we, or our affiliates, are permitted by the indentures governing our 8.75% senior unsecured notes and our 9.00% senior secured notes to make open market purchases of such notes, on such terms and at such prices as we or our affiliates may determine. No such purchases were made in the three months ended March 31, 2007.
     On April 2, 2007, we launched a par offer for our 8.75% senior unsecured notes and 9.00% senior secured notes in conjunction with the proceeds received from the sale of our Cheese & Protein International LLC (“CPI”) cheese and whey operations. The indentures governing our senior unsecured and senior secured notes place certain limits on our ability to sell assets and govern the use of the proceeds received from permitted sales. When we dispose of an asset of a certain value, we are required by these indentures to apply the net proceeds received from such sale first, to the mandatory or voluntary repayment of our bank indebtedness; second, to invest in additional assets within 270 days of receipt of the net proceeds; third, to make a par offer for the 8.75% senior unsecured and 9.00% secured notes; and fourth, for any general corporate purposes. Since we did not elect, nor were we required to use the proceeds from the sale of the CPI operations to make any prepayments of our bank indebtedness, nor did we intend to use these proceeds to invest in additional assets within 270 days of receipt thereof, we were then required to initiate a par offer for these notes. The par offer expired on May 4, 2007 and $2.7 million of the 8.75% senior unsecured notes were tendered.
     We use interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps is to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirror the terms of the

8.75% senior unsecured notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At March 31, 2007, the aggregate notional amount of the swaps was $102 million. The swap fair value was a liability of $1.5 million at March 31, 2007, which is reflected in employee benefits and other liabilities in our consolidated balance sheet, and the fair value adjustment on the hedged debt was included in long-term debt in the consolidated balance sheet at March 31, 2007.
     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our senior indebtedness. At March 31, 2007, the outstanding balance of Capital Securities was $190.7 million.
     The credit agreements relating to the Company’s revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain certain interest coverage and leverage ratios. Land O’Lakes debt covenants were all satisfied as of March 31, 2007.
     Indebtedness under the revolving credit facility is secured by substantially all of the material assets of Land O’Lakes and its wholly-owned domestic subsidiaries (other than MoArk, LLC, LOL Finance Co., LOLFC, LLC (a subsidiary of LOL Finance Co.) and LOL SPV, LLC) including real and personal property, inventory, accounts receivable (other than those receivables which have been sold in connection with our receivables securitization), intellectual property and other intangibles. Indebtedness under the revolving credit facility is also guaranteed by our wholly-owned domestic subsidiaries (other than MoArk, LLC, LOL Finance Co., LOLFC, LLC, and LOL SPV, LLC). The 9.00% senior notes are secured by a second lien on essentially all of the assets which secure the revolving credit agreement, and are guaranteed by the same entities. The 8.75% senior notes are unsecured but are guaranteed by the same entities that guarantee the obligations under the revolving credit facility.
     The Company’s MoArk subsidiary has a $40 million revolving credit facility which is subject to a borrowing base limitation and terminates June 1, 2009. Borrowings under the revolving credit facility were $0 at March 31, 2007 and $13.0 million at December 31, 2006. The revolving credit facility is subject to certain debt covenants which were all satisfied as of March 31, 2007.
Capital Leases
     At March 31, 2007, MoArk had $7.4 million in obligations under capital leases which represents the present value of the future minimum lease payments for the leases. MoArk leases machinery, buildings and equipment at various locations. The interest rates on the capital leases range from 5.22% to 8.95% with the weighted average rate of 8.87%. The weighted average term until maturity is three years.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 was effective January 1, 2007 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 8 for further information.
     In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer on either a gross basis (included in net sales and costs) or a net basis (excluded from net sales) is an accounting policy decision. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed if those amounts are significant. The Company presents such taxes on a net basis and the amount is immaterial to the Company’s consolidated financial statements. EITF 06-03 was effective January 1, 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. This pronouncement is effective January 1, 2008, and the Company does not expect this statement to have a material impact to its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position, and requires additional disclosures in the notes to consolidated financial statements. This pronouncement is effective December 31, 2007, and the Company is currently assessing the impact of adopting SFAS 158.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159.
Critical Accounting Policies
     Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006. The accounting policies used in preparing our interim 2007 consolidated financial statements are the same as those described in our Form 10-K except that in the three months ended March 31, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Statement is effective January 1, 2007 and did not have a material impact on the Company’s consolidated financial statements.
Forward-Looking Statements
     The information presented in this Form 10-Q under the headings “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “could”, “should”, “seeks”, “pro forma” and “intend” and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in “Part II. Other Information Item 1A. Risk Factors” on pages 33 to 34. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in “Part II. Other Information Item 1A — Risk Factors” on pages 33 to 34. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For the three months ended March 31, 2007 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to maintain an appropriate balance between fixed and floating rate exposures. As of March 31, 2007, we had three interest rate swaps relating to our 8.75% senior unsecured notes. These swaps mirror the terms of the 8.75% notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. The interest rate swaps are designated as fair value hedges of our fixed rate debt. As critical terms of the swaps and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains or losses on the swaps are completely offset by the fair value adjustment to the underlying debt. At March 31, 2007, the notional amount of the swaps was $102 million in aggregate. The fair value of the interest rate swaps was a liability for $1.5 million at March 31, 2007, which is reflected in employee benefits and other liabilities in our consolidated balance sheet, and the fair value adjustment on the hedged debt was included in long-term debt in our consolidated balance sheet at March 31, 2007.
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
     On May 2, 2007, International Ingredient Corporation (“IIC”) filed a lawsuit in the United States District Court for the Eastern District of Missouri against the Company claiming breach of contract under a certain whey supply agreement. IIC is claiming damages in excess of $4 million, which, it claims, is the amount of damage it will incur by purchasing its whey from a source other than the Company. The Company disputes IIC’s claims and will file an answer on or before May 28, 2007.
     One of the Company’s indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), recently filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup® Ready Alfalfa. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On June 25, 2005, the United States Department of Agriculture (“USDA”) approved a petition submitted by Monsanto and FGI for a Determination of Non-regulated Status for Roundup Ready Alfalfa. On February 16, 2006, the Plaintiffs commenced an action under the National Environmental Policy Act (“NEPA”), the Endangered Species Act (“ESA”), and the Plant Protection Act (“PPA”), seeking declaratory and injunctive relief to set aside the USDA’s determination. On February 13, 2007, the United States District Court for the Northern District of California (the “Court”) granted the Plaintiffs’ motion on its NEPA claim that the USDA, through the Animal and Plant Health Inspection Service (“APHIS”), failed to take a “hard look” at the potential environmental impacts of its deregulation decision and ordered APHIS to prepare an Environmental Impact Statement (“EIS”). In its February 13 Memorandum and Order, the Court directed the parties to meet and confer and submit a proposed Judgment to the Court on or before February 26, 2007. Because the injunctive relief granted by the Court may have a direct, immediate and harmful effect upon its operations, FGI moved to intervene in the remedial phase of the action. On March 12, 2007, the Court issued a preliminary injunction enjoining all future plantings of Roundup® Ready Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup® Ready Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup® Ready Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. As a result of the court’s actions, for the three months ended March 31, 2007, the Company’s Seed segment recorded $6.4 million relating to alfalfa inventory write-downs and increased sales returns reserves in cost of sales and net sales, respectively. The Company is currently assessing the full impact of this ruling.
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
     In 2003, several lawsuits were filed against the Company by Ohio alpaca producers in which it was alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers’ alpacas. In March 2007, the United States District Court for the Northern District of Ohio issued a verdict in favor of the one remaining lawsuit and it did not have a material impact to the Company’s consolidated financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Set forth below is a summary of the material risk factors for Land O’Lakes, Inc:
Set forth below is a summary of the material risk factors for Land O’Lakes, Inc:
•	COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

•	OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR MARGINS, PARTICULARLY THOSE RELATED TO OUR SALES OF ROUNDUP® READY ALFALFA.

•	THE GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED SALES AND MARGINS AND COULD CONTINUE TO NEGATIVELY IMPACT OUR SALES AND MARGINS.

•	CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR DAIRY FOODS REVENUES AND CASH FLOWS.

•	OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER CONDITIONS.

•	INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILITY.

•	OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

•	CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR MARGINS TO DECLINE AND REDUCE THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES.

•	WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

•	CERTAIN OF OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THEIR DEPENDENCE UPON THEIR SUPPLIERS.

•	OUR FINANCIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT FACILITIES AND TO OPERATE OUR BUSINESSES.

•	SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

•	DESPITE OUR LEVERAGE, WE WILL BE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR LEVERAGE, INCLUDING OUR ABILITY TO SERVICE OUR DEBT.

•	IF CREDITORS OF OUR SUBSIDIARIES AND JOINT VENTURES MAKE CLAIMS WITH RESPECT TO THE ASSETS AND EARNINGS OF THESE COMPANIES, SUFFICIENT FUNDS MAY NOT BE AVAILABLE TO REPAY OUR INDEBTEDNESS AND WE MAY NOT RECEIVE THE CASH WE EXPECT FROM INTERCOMPANY TRANSFERS.

•	RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS LIMIT OUR ABILITY TO FINANCE FUTURE OPERATIONS OR CAPITAL NEEDS OR ENGAGE IN OTHER BUSINESS ACTIVITIES THAT MAY BE IN OUR BEST INTERESTS.

•	THE COLLATERAL PLEDGED IN SUPPORT OF OUR DEBT OBLIGATIONS MAY NOT BE VALUABLE ENOUGH TO SATISFY ALL THE BORROWINGS SECURED BY THE COLLATERAL.

•	A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.

•	OUR LIMITED ACCESS TO EQUITY MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL.

•	INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

•	OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

•	PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

•	WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS AND REGULATIONS APPLICABLE TO OUR OPERATIONS.

•	STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

•	THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.
Item 6. Exhibits
     (a) Exhibits

EXHIBIT	DESCRIPTION

3.1	Restated Articles of Incorporation of Land O’Lakes, Inc., as amended, August 1998. (1)

3.2	By-Laws of Land O’Lakes Inc., as amended, February 2003 (1)

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to an exhibit to the registrant’s Registration Statement on Form S-4 filed April 28, 2004.

*	Filed electronically herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 2007.

LAND O’LAKES, INC.

By	/s/ Daniel Knutson Daniel E. Knutson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)