Form 10-Q
period 2007-06-30
LAND O LAKES INC
filed 2007-08-14
CIK 1032562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Land O’Lakes, Inc. is a cooperative. Our voting and non-voting common equity can only be held by our members. No public market for voting and non-voting common equity of Land O’Lakes, Inc. is established and it is unlikely, in the foreseeable future that a public market for our voting and non-voting common equity will develop. The number of shares of the registrant’s common stock outstanding as of July 31, 2007: 933 shares of Class A common stock, 3,995 shares of Class B common stock, 161 shares of Class C common stock, and 1,055 shares of Class D common stock.
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

Part I. Financial Information
Item 1. Financial Statements
LAND O’LAKES, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2007	2006
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$375,939	$79,707
Receivables, net	656,044	604,580
Inventories	563,623	471,934
Prepaid expenses	23,426	378,278
Other current assets	63,577	50,594

Total current assets	1,682,609	1,585,093

Investments	316,846	270,202
Property, plant and equipment, net	512,364	665,069
Goodwill, net	309,020	326,527
Other intangibles, net	93,591	95,043
Other assets	130,677	113,191

Total assets	$3,045,107	$3,055,125

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$60,483	$58,300
Current portion of long-term debt	10,780	10,972
Accounts payable	802,369	994,774
Accrued expenses	290,347	206,582
Patronage refunds and other member equities payable	30,027	18,626

Total current liabilities	1,194,006	1,289,254

Long-term debt	615,429	639,059
Employee benefits and other liabilities	173,410	173,446
Minority interests	5,050	8,830
Commitments and contingencies (Note 14)

Equities:
Capital stock	1,754	1,828
Member equities	960,950	904,183
Accumulated other comprehensive loss	(65,229)	(66,276)
Retained earnings	159,737	104,801

Total equities	1,057,212	944,536

Total liabilities and equities	$3,045,107	$3,055,125

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in thousands)
Net sales	$2,022,016	$1,687,305	$4,204,299	$3,684,023
Cost of sales	1,832,600	1,543,467	3,797,333	3,360,667

Gross profit	189,416	143,838	406,966	323,356

Selling, general and administrative	147,842	135,076	289,853	266,683
Restructuring and impairment charges	301	2,923	1,689	4,281
Gain on insurance settlement	(5,941)	—	(5,941)	—

Earnings from operations	47,214	5,839	121,365	52,392

Interest expense, net	8,894	15,242	23,720	31,740
Other income, net	(28,482)	(8,033)	(28,296)	(15,870)
Equity in earnings of affiliated companies	(58,169)	(38,231)	(65,119)	(29,729)
Minority interest in earnings of subsidiaries	330	410	586	585

Earnings before income taxes	124,641	36,451	190,474	65,666
Income tax expense	20,204	1,699	31,100	4,802

Net earnings	$104,437	$34,752	$159,374	$60,864

Applied to:

Member equities
Allocated patronage	$64,395	$12,629	$100,861	$37,018
Deferred equities	3,833	3,129	4,884	(182)

	68,228	15,758	105,745	36,836
Retained earnings	36,209	18,994	53,629	24,028

	$104,437	$34,752	$159,374	$60,864

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
	($ in thousands)
Cash flows from operating activities:
Net earnings	$159,374	$60,864
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,544	47,542
Amortization of deferred financing costs	1,233	1,198
Bad debt expense	736	1,079
Proceeds from patronage revolvement received	3,075	4,960
Non-cash patronage income	(1,018)	(819)
Deferred income tax (benefit) expense	(22,211)	12,306
(Increase) decrease in other assets	(4,511)	8,367
(Decrease) increase in other liabilities	(4,367)	212
Insurance recovery – business interruption	4,551	—
Restructuring and impairment charges	1,689	4,281
Gain on divestiture of businesses	(28,481)	(8,033)
Loss (gain) on sale of investments	185	(7,837)
Gain on insurance settlement	(5,941)	—
Equity in earnings of affiliated companies	(65,119)	(29,729)
Dividends from investments in affiliated companies	24,682	3,190
Minority interests	586	585
Other	(20)	885
Changes in current assets and liabilities, net of divestitures:
Receivables	(81,979)	95,078
Inventories	(112,737)	5,931
Other current assets	350,343	306,369
Accounts payable	(168,307)	(459,697)
Accrued expenses	86,693	(2,115)

Net cash provided by operating activities	179,000	44,617

Cash flows from investing activities:
Additions to property, plant and equipment	(43,475)	(33,636)
Acquisitions	(58)	(84,187)
Payments for investments	(656)	(2,478)
Proceeds from sale of investments	475	7,837
Net proceeds from divestiture of businesses	211,851	28,655
Proceeds from sale of property, plant and equipment	4,430	873
Other	(957)	(1,108)

Net cash provided (used) by investing activities	171,610	(84,044)

Cash flows from financing activities:
Increase (decrease) in short-term debt	3,712	(22,037)
Proceeds from issuance of long-term debt	6,153	1,999
Principal payments on long-term debt	(28,798)	(33,810)
Payments for redemption of member equities	(35,265)	(42,897)
Other	(180)	(512)

Net cash used by financing activities	(54,378)	(97,257)
Net cash used by operating activities of discontinued operations	—	(347)

Net increase (decrease) in cash and cash equivalents	296,232	(137,031)

Cash and cash equivalents at beginning of the period	79,707	179,704

Cash and cash equivalents at end of the period	$375,939	$42,673

Supplementary Disclosure of Cash Flow Information
Cash paid during periods for:
Interest	$28,909	$30,114
Income taxes	7,694	896
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
     Certain reclassifications have been made to the 2006 consolidated statements of cash flows to conform to the 2007 presentation. Specifically, dividends from investments in affiliated companies have been reclassified from investing activities to operating activities in the consolidated statements of cash flows, resulting in an increase in net cash provided by operating activities and a corresponding increase in net cash used by investing activities. In addition, certain sales transfers in Dairy Foods have been reclassified to cost of sales in the 2006 consolidated statements of operations. These reclassifications had no effect on gross profit or net earnings.
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
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position, and requires additional disclosures in the notes to consolidated financial statements. This pronouncement is effective December 31, 2007 and the Company is currently assessing the impact of adopting SFAS 158.
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
Accounting Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, and are not limited to, the allowance for doubtful accounts, the valuation of goodwill and other intangible assets, and trade promotion and consumer incentives.

2. Receivables
     A summary of receivables is as follows:

	June 30,	December 31,
	2007	2006
Trade accounts	$458,244	$469,230
Notes and contracts	82,884	73,469
Other	126,044	72,435

	667,172	615,134
Less allowance for doubtful accounts	11,128	10,554

Total receivables, net	$656,044	$604,580

     A substantial portion of the Company’s receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.
     The Company operates a wholly owned subsidiary which provides operating loans and facility financing to farmers and livestock producers. These loans, which relate primarily to dairy, swine, cattle and other livestock production, are presented as notes and contracts for the current portion and as other assets for the noncurrent portion. Total notes and contracts were $123.1 million at June 30, 2007 and $102.6 million at December 31, 2006 of which $69.3 million and $58.2 million, respectively, was the current portion included in the table above.
3. Inventories
     A summary of inventories is as follows:

	June 30,	December 31,
	2007	2006
Raw materials	$166,095	$152,548
Work in process	4,308	3,914
Finished goods	393,220	315,472

Total inventories	$563,623	$471,934

4. Investments
     A summary of investments is as follows:

	June 30,	December 31,
	2007	2006
Agriliance LLC	$166,917	$124,719
Ag Processing Inc.	34,692	33,975
Advanced Food Products, LLC	33,064	32,933
Agronomy Company of Canada Ltd.	18,262	16,834
Universal Cooperatives, Inc.	7,859	7,986
Delta Egg Farm, LLC	4,522	3,890
CoBank, ACB	4,304	7,198
Prairie Farms Dairy, Inc.	3,761	3,696
Golden Oval Eggs, LLC	3,526	4,265
Melrose Dairy Proteins, LLC	3,281	5,741
Other – principally cooperatives and joint ventures	36,658	28,965

Total investments	$316,846	$270,202

     As of June 30, 2007, the Company has a 50-percent voting interest in numerous joint ventures, including Agriliance LLC (“Agriliance”). Summarized financial information for Agriliance as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 is as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2007	2006
Net sales	$1,918,870	$1,781,839
Gross profit	217,626	165,423
Net earnings	113,246	75,478

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
	2007	2006
Net sales	$2,648,015	$2,407,620
Gross profit	306,548	231,278
Net earnings	123,599	64,711

	June 30,	December 31,
	2007	2006
Current assets	$1,567,026	$1,518,133
Non-current assets	159,170	164,917
Current liabilities	1,250,197	1,302,148
Non-current liabilities	142,164	131,465
Total equity	333,835	249,437

For the six months ended June 30, 2007, the Company received $19.6 million of dividend distributions from Agriliance compared with $0 for the six months ended June 30, 2006. See note 13 for discussion of the pending acquisition of Agriliance’s crop protection products business.

5. Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill by segment is as follows:

	June 30,	December 31,
	2007	2006
Feed	$127,684	$127,893
Dairy Foods	69,915	83,799
Layers	58,631	58,982
Agronomy	42,416	45,461
Seed	10,374	10,392

Total goodwill	$309,020	$326,527

The decrease in Dairy Foods goodwill is primarily due to $13.4 million of goodwill associated with the April 2007 sale of the Cheese & Protein International, LLC cheese operations. See Note 12 for further information.

Other Intangible Assets

A summary of other intangible assets is as follows:

	June 30,	December 31,
	2007	2006
Amortized other intangible assets:
Patents, less accumulated amortization of $6,666 and $6,063, respectively	$10,045	$10,648
Trademarks, less accumulated amortization of $2,642 and $2,498, respectively	1,328	1,472
Other intangible assets, less accumulated amortization of $11,282 and $10,578, respectively	5,593	6,298

Total amortized other intangible assets	16,966	18,418
Total non-amortized other intangible assets — trademarks and dealer networks	76,625	76,625

Total other intangible assets	$93,591	$95,043

     Amortization expense for the three months ended June 30, 2007 and 2006 was $0.8 million and $0.9 million, respectively. Amortization expense for the six months ended June 30, 2007 and 2006 was $1.8 million. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.3 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 10 years. The majority of the other intangible assets are related to Feed acquisitions.

6. Debt Obligations
Notes and Short-term Obligations
     The Company had notes and short-term obligations at June 30, 2007 and December 31, 2006 of $60.5 million and $58.3 million, respectively. The Company maintains credit facilities to finance its short-term borrowing needs, including a revolving credit facility and a receivables securitization facility.
     The Company maintains a $225 million, five-year revolving credit facility that matures in 2011 to finance its short-term borrowing needs. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of June 2007, the LIBOR margin for the revolving credit facility is 87.5 basis points and the spread for the Alternative Base Rate is 0 basis points. LIBOR may be set for one, two, three or six month periods at the election of the Company. At June 30, 2007, there was no outstanding balance on the revolving credit facility and $190.8 million was available after giving effect to $34.2 million of outstanding letters of credit which reduce availability.
     The Company also maintains a $200 million, five-year receivables securitization facility, which matures in 2011, to finance its short-term borrowing needs. The Company and certain wholly owned consolidated entities sell Feed, Dairy Foods, Seed and certain other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (“the SPE”). The SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. Borrowings under the receivables securitization facility bear interest at LIBOR plus 87.5 basis points. At June 30, 2007 and December 31, 2006, the SPE’s receivables were $305.8 million and $342.6 million, respectively. At June 30, 2007 and December 31, 2006, there was no outstanding balance and $200 million was available under this facility.
     The Company also had $60.2 million as of June 30, 2007, and $56.5 million as of December 31, 2006, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers.
     The weighted average interest rate on short-term borrowings and notes outstanding at June 30, 2007 and December 31, 2006 was 5.55% and 5.52%, respectively.
Long-term Debt
     A summary of long-term debt is as follows:

	June 30,	December 31,
	2007	2006
Senior unsecured notes — due 2011 (8.75%)	$193,743	$196,452
Senior secured notes — due 2010 (9.00%)	175,000	175,000
Capital Securities of Trust Subsidiary — due 2028 (7.45%)	190,700	190,700
MoArk, LLC debt — due 2007 through 2023 (7.98% weighted average)	30,279	44,004
Industrial development revenue bonds and other secured notes payable — due 2007 through 2016 (3.56% to 6.00%)	4,855	14,868
Capital lease obligations (5.22% to 8.95%)	6,975	7,776
Other debt	24,657	21,231

	626,209	650,031
Less current portion	10,780	10,972

Total long-term debt	$615,429	$639,059

     The Company’s MoArk subsidiary maintains a $40 million revolving credit facility which is subject to a borrowing base limitation and terminates in June 2009. Borrowings outstanding under the revolving credit facility at June 30, 2007 and December 31, 2006 were $0 and $13.0 million, respectively.
     On March 22, 2007, the Company fully redeemed and retired $10.0 million of outstanding pollution control bonds related to the Cheese & Protein International LLC (“CPI”) facility.

     On April 2, 2007, the Company sold substantially all of the assets related to its CPI cheese and whey operations. As a result of the sale and upon receipt of the proceeds, the Company initiated a par offer in accordance with the indentures governing the 8.75% senior unsecured notes and 9.00% senior secured notes. The $213 million offer expired May 4, 2007, and $2.7 million of the 8.75% senior unsecured notes were tendered.
     The Company and MoArk are each subject to certain restrictions and covenant ratio requirements relating to their respective financing arrangements. As of June 30, 2007, Land O’Lakes and MoArk’s debt covenants were all satisfied.
7. Other Comprehensive Income
     Comprehensive income was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings	$104,437	$34,752	$159,374	$60,864
Unrealized loss on available-for-sale-investment securities	—	(90)	(194)	(58)
Foreign currency translation adjustment	971	448	1,241	542

Total comprehensive income	$105,408	$35,110	$160,421	$61,348

8. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings upon adoption. At January 1, 2007, the Company had unrecognized tax benefits of approximately $14.1 million. The liability for unrecognized tax benefits includes $0.1 million of interest and no penalties. Included in the balance at January 1, 2007 are approximately $11.6 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. For the three and six months ended June 30, 2007, the effective tax rate was impacted by a $0.6 million and $0.8 million increase to income tax expense, respectively, due to unrecognized tax benefits as a result of tax positions taken.
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
9. Pension and Other Postretirement Plans
     The following table presents the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended June 30:

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Service cost	$3,567	$4,850	$183	$175
Interest cost	8,296	7,925	981	975
Expected return on assets	(9,263)	(8,650)	—	—
Amortization of actuarial loss	3,237	3,425	736	675
Amortization of prior service cost	(122)	(125)	—	75
Amortization of transition obligation	—	—	107	150

Net periodic benefit cost	$5,715	$7,425	$2,007	$2,050

     During the three months ended June 30, 2007, the Company contributed $1.1 million to its defined benefit pension plans and $0.9 million to its other postretirement benefits plans.

     The following table presents the components of net periodic benefit cost for pension benefits and other postretirement benefits for the six months ended June 30:

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Service cost	$7,133	$9,700	$365	$350
Interest cost	16,592	15,850	1,962	1,950
Expected return on assets	(18,526)	(17,300)	—	—
Amortization of actuarial loss	6,473	6,850	1,472	1,350
Amortization of prior service cost	(244)	(250)	—	150
Amortization of transition obligation	—	—	214	300

Net periodic benefit cost	$11,428	$14,850	$4,013	$4,100

     During the six months ended June 30, 2007, the Company contributed $2.1 million to its defined benefit pension plans and $2.0 million to its other postretirement benefits plans.
     In July 2007, the Company contributed $20.0 million to its defined benefit pension plans. No further contributions are expected in 2007. The Company expects to contribute approximately $6.3 million in total to its other postretirement benefits plans in 2007.
10. Restructuring and Impairment Charges
     A summary of restructuring and impairment charges is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Restructuring charges	$113	$140	$379	$1,498
Impairment charges	188	2,783	1,310	2,783

Total restructuring and impairment charges	$301	$2,923	$1,689	$4,281

Restructuring Charges
     During the three and six months ended June 30, 2007, the Company recorded restructuring charges of $0.1 million and $0.4 million, respectively, primarily for employee severance due to the announced closure of Feed facilities in Wisconsin and Kansas.
     In February 2006, Dairy Foods closed a facility in Greenwood, Wisconsin. As a result, restructuring charges for the three and six months ended June 30, 2006 were $0.1 million and $1.5 million, respectively, primarily related to a long-term contractual obligation for waste-water treatment with the city of Greenwood.
Impairment charges
     For the three and six months ended June 30, 2007, the Company incurred $0.2 million and $1.3 million, respectively, of impairment charges as the book values of certain fixed assets were written down to fair value based on estimated selling prices. Of the $1.3 million of impairment charges incurred for the six months ended June 30, 2007, Seed incurred a $0.5 million impairment charge relative to structural deterioration of a soybean facility in Vincent, Iowa and a $0.2 million charge for impairment of a software asset. In Feed and Layers, impairment charges of $0.3 million and $0.3 million, respectively, were incurred for the write-down of various manufacturing facilities held for sale.
     During the three and six months ended June 30, 2006, Dairy Foods recorded a $2.8 million impairment charge related to a note receivable from the former sale of a cheese facility in Gustine, California.
11. Gain on Insurance Settlement
     In December 2005, a feed plant in Statesville, North Carolina was destroyed by fire and was shut down. The Company temporarily used its other facilities to provide services to customers; and in May, 2007, the Company resumed production at this facility. The aggregate net book value of the damaged building, equipment and inventory is approximately $3.4 million. The Company holds insurance coverage for property damage and business interruption which provides recovery for a significant portion of the loss. The insured value of the property exceeds its net book value; and in the three months ended June 30, 2007 the Company recorded a gain on insurance settlement of $5.9 million. For the six months ended June 30, 2007, the Company received $4.6 million of proceeds for business interruption recoveries which were accrued in prior periods. Business interruption recoveries are recorded as a reduction to cost of sales in the Feed segment. As of June 30, 2007, a $9.3 million receivable related to property and business interruption recoveries is recorded in other current receivables.

12. Other Income, Net

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Gain on divestiture	$(28,481)	$(8,033)	$(28,481)	$(8,033)
Loss (gain) on sale of investments	(1)	—	185	(7,837)

Total other income, net	$(28,482)	$(8,033)	$(28,296)	$(15,870)

     As part of its ongoing efforts to reposition non-strategic assets, on April 2, 2007, the Company sold substantially all of the assets related to its Dairy Foods’ Cheese & Protein International LLC (“CPI”) cheese and dairy by-products operations to a U.S. subsidiary of Saputo, Inc. (“Saputo”) for approximately $211.9 million in cash, net of related transaction fees, and recognized a gain on divestiture of $28.5 million for the three and six months ended June 30, 2007. The divestiture included $19.8 million of inventory, $149.5 million of property, plant and equipment and $13.4 million of goodwill. In connection with the sale, the Company will continue to supply milk to Saputo at the Tulare, California facility at fair market prices.
     As part of the Company’s effort to reposition its Layers segment, on June 30, 2006, the Company divested the liquid egg operations of its MoArk subsidiary and recognized an $8.0 million gain on divestiture for the three and six months ended June 30, 2006.
     During the six months ended June 30, 2007, the Company recognized a loss on sale of an investment held by the Other segment for $0.2 million. During the six months ended June 30, 2006, the Company recognized a gain on sale of an investment held by Dairy Foods for $7.8 million.
13. Acquisitions and Pending Acquisition
     On June 21, 2007, the Company, CHS, Inc. (“CHS”) and Agriliance announced a plan to reposition certain portions of Agriliance’s business. Agriliance is a 50/50 agronomy joint venture between the Company and CHS that acts as a wholesale distributor of crop nutrient and crop protection products and operates a retail agronomy business. Under the repositioning plan, CHS would acquire Agriliance’s crop nutrients wholesale distribution business while the Company would acquire the crop protection products business. These transactions are expected to be completed in September 2007. The Company and CHS further announced that they are exploring repositioning options for the retail operations of Agriliance. No specific timetable for this transaction has been announced.
     In January 2006, the Company acquired the remaining 42.5% of MoArk from Osborne Investments, LLC (Osborne) for $71.0 million in cash. Also, in January 2006, the Company purchased the remaining 49.9% minority interest of Penny-Newman Milling LLC, a consolidated grain and feed subsidiary located in Fresno, California, for $13.2 million in cash plus assumed debt of $5.0 million.
14. Contingencies
     On February 24, 2004, Cache La Poudre Feeds, LLC (“Cache”) filed a lawsuit in the United States District Court for the District of Colorado against Land O’Lakes Farmland Feed LLC and certain named individuals claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. The Company denied any wrongdoing and pursued certain counterclaims against Cache. The trial concluded on July 10, 2007, and the jury determined that Cache had suffered actual damages of approximately $0.5 million. In addition, the jury provided an advisory opinion to the judge in which the Company could be required to pay to Cache an additional $14.6 million for alleged profits earned by the Company. No judgment has been entered at this time, and the Company expects a final ruling by September 2007. The Company holds insurance coverage and has recorded an accrual at June 30, 2007 for potential losses in excess of coverage.
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup® Ready Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup® Ready Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup® Ready Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup® Ready Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup® Ready Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. As a result of the court’s actions, for the six months ended June 30, 2007, the Company’s Seed segment recorded a $6.4 million charge relating to alfalfa inventory write-downs of $3.4 million and increased sales returns reserves of $3.0 million in cost of sales and net sales, respectively. Although the Company believes the outcome of the environmental study will be favorable, there are approximately $28 million of purchase commitments with seed producers over the next two years which could impact future earnings.

15. Segment Information
     The Company operates in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers.
     Dairy Foods produces, markets and sells products such as butter, spreads, cheese and other dairy related products. Products are sold under well-recognized national brand names including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under regional brand names such as New Yorker.
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
     Agronomy consists primarily of the Company’s 50% ownership interest in Agriliance, which is accounted for under the equity method. Agriliance markets and sells two primary product lines: crop protection (including herbicides and pesticides) and crop nutrients (including fertilizers and micronutrients).
     Layers consists of the Company’s MoArk subsidiary. MoArk produces and markets shell eggs that are sold to retail and wholesale customers for consumer and industrial use throughout the United States. MoArk also produced and marketed liquid egg products prior to the sale of this portion of the operation on June 30, 2006.
     The Company’s management uses earnings before income taxes to evaluate a segment’s performance. The Company allocates corporate administrative expense to all of its business segments, both directly and indirectly. Corporate staff functions that are able to determine actual services provided to each segment allocate expense on a direct and predetermined basis. All other corporate staff functions allocate expense indirectly based on each segment’s percent of total invested capital. A majority of corporate administrative expense is allocated directly.

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended June 30, 2007:
Net sales (1)	$993,032	$704,318	$223,345	$—	$111,012	$(9,691)	$2,022,016
Cost of sales (2)	906,943	639,288	195,090	(2)	98,778	(7,497)	1,832,600
Selling, general and administrative	49,740	63,347	19,618	6,811	7,201	1,125	147,842
Restructuring and impairment charges	42	71	188	—	—	—	301
Gain on insurance settlement	—	(5,941)	—	—	—	—	(5,941)
Interest expense (income), net	4,837	6,393	(1,878)	(2,613)	3,611	(1,456)	8,894
Other income, net	(28,481)	—	—	—	—	(1)	(28,482)
Equity in loss (earnings) of affiliated companies	863	(398)	1	(57,345)	(1,290)	—	(58,169)
Minority interest in earnings of subsidiaries	—	330	—	—	—	—	330

Earnings (loss) before income taxes	$59,088	$1,228	$10,326	$53,149	$2,712	$(1,862)	$124,641

For the three months ended June 30, 2006:
Net sales (1)	$775,972	$645,840	$162,589	$—	$105,304	$(2,400)	$1,687,305
Cost of sales (2)	720,539	580,777	140,706	2	101,966	(523)	1,543,467
Selling, general and administrative	45,092	59,324	15,891	3,279	10,196	1,294	135,076
Restructuring and impairment charges	2,923	—	—	—	—	—	2,923
Interest expense (income), net	8,903	6,490	(861)	(3,351)	5,092	(1,031)	15,242
Other income, net	—	—	—	—	(8,033)	—	(8,033)
Equity in (earnings) loss of affiliated companies	(1,658)	(72)	—	(38,313)	1,821	(9)	(38,231)
Minority interest in earnings of subsidiaries	—	410	—	—	—	—	410

Earnings (loss) before income taxes	$173	$(1,089)	$6,853	$38,383	$(5,738)	$(2,131)	$36,451

For the six months ended June 30, 2007:
Net sales (1)	$1,873,339	$1,453,114	$659,390	$—	$230,942	$(12,486)	$4,204,299
Cost of sales (2)	1,712,061	1,316,599	575,309	(2)	204,408	(11,042)	3,797,333
Selling, general and administrative	97,680	123,459	39,854	11,612	15,109	2,139	289,853
Restructuring and impairment charges	109	595	688	—	297	—	1,689
Gain on insurance settlement	—	(5,941)	—	—	—	—	(5,941)
Interest expense (income), net	11,083	13,176	(684)	(5,064)	7,923	(2,714)	23,720
Other income, net	(28,481)	—	—	—	—	185	(28,296)
Equity in loss (earnings) of affiliated companies	1,358	(879)	(54)	(61,835)	(3,702)	(7)	(65,119)
Minority interest in earnings of subsidiaries	—	586	—	—	—	—	586

Earnings (loss) before income taxes	$79,529	$5,519	$44,277	$55,289	$6,907	$(1,047)	$190,474

For the six months ended June 30, 2006:
Net sales (1)	$1,584,949	$1,338,916	$551,898	$—	$213,046	$(4,786)	$3,684,023
Cost of sales (2)	1,487,526	1,205,522	469,099	5	201,450	(2,935)	3,360,667
Selling, general and administrative	86,353	118,451	34,667	6,750	19,472	990	266,683
Restructuring and impairment charges	4,281	—	—	—	—	—	4,281
Interest expense (income), net	17,003	12,593	1,017	(6,484)	9,620	(2,009)	31,740
Other income, net	(7,837)	—	—	—	(8,033)	—	(15,870)
Equity in loss (earnings) of affiliated companies	368	(417)	—	(32,262)	2,587	(5)	(29,729)
Minority interest in earnings of subsidiaries	—	585	—	—	—	—	585

(Loss) earnings before income taxes	$(2,745)	$2,182	$47,115	$31,991	$(12,050)	$(827)	$65,666

(1) Net sales includes intersegment sales of:

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended: June 30, 2007	$9,639	$5,662	$—	$—	$—	$(15,301)	$—
For the three months ended: June 30, 2006	1,212	4,560	—	—	—	(5,772)	—
For the six months ended: June 30, 2007	12,685	10,733	—	—	—	(23,418)	—
For the six months ended: June 30, 2006	2,788	10,432	—	—	—	(13,220)	—

(2) Cost of sales includes unrealized hedging losses (gains) of:
						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended: June 30, 2007	$3,953	$1,391	$(1,595)	$—	$(1,643)	$832	$2,938
For the three months ended: June 30, 2006	(2,147)	134	(454)	—	—	229	(2,238)
For the six months ended: June 30, 2007	1,464	4,277	406	—	(144)	507	6,510
For the six months ended: June 30, 2006	(2,589)	253	(193)	—	(262)	282	(2,509)
Unrealized hedging (gains) losses are recognized in equity in earnings (loss) of affiliated companies for Agronomy.

16. Consolidating Financial Information
     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly owned and majority-owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.
     In April 2007, the Company sold CPI which was a consolidated guarantor of the Company. Accordingly, as of the sale date, the divested operations of CPI have been removed from the consolidated guarantors supplemental financial information.
     In September 2006, the Company amended its receivables securitization facility and began to consolidate its wholly owned special purpose entity (“SPE”). The SPE is not a guarantor of the Company’s financing arrangements. Accordingly, the SPE’s financial information has been included with the non-guarantor subsidiaries for the three and six month periods ended June 30, 2007 and as of June 30, 2007 and December 31, 2006.
          The following supplemental financial information sets forth, on an unconsolidated basis, the balance sheet, statement of operations and cash flow information for Land O’Lakes, Guarantor Subsidiaries and Land O’Lakes other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
June 30, 2007

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$318,714	$2,306	$54,919	$—	$375,939
Receivables, net	399,876	249,107	410,911	(403,850)	656,044
Intercompany receivables, net	57,819	—	6,786	(64,605)	—
Inventories	330,420	185,902	47,301	—	563,623
Prepaid expenses	18,306	3,080	2,040	—	23,426
Other current assets	45,895	14,524	3,158	—	63,577

Total current assets	1,171,030	454,919	525,115	(468,455)	1,682,609

Investments	1,044,526	51,425	8,488	(787,593)	316,846
Property, plant and equipment, net	187,884	239,431	85,049	—	512,364
Goodwill, net	168,676	81,612	58,732	—	309,020
Other intangibles, net	4,001	87,683	1,907	—	93,591
Other assets	38,447	34,962	60,877	(3,609)	130,677

Total assets	$2,614,564	$950,032	$740,168	$(1,259,657)	$3,045,107

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$—	$3,205	$460,042	$(402,764)	$60,483
Current portion of long-term debt	449	405	9,926	—	10,780
Accounts payable	636,286	146,821	21,420	(2,158)	802,369
Intercompany payables, net	—	64,357	248	(64,605)	—
Accrued expenses	169,640	102,686	20,558	(2,537)	290,347
Patronage refunds and other member equities payable	30,027	—	—	—	30,027

Total current liabilities	836,402	317,474	512,194	(472,064)	1,194,006

Long-term debt	583,966	846	30,617	—	615,429
Employee benefits and other liabilities	136,984	29,535	6,891	—	173,410
Minority interests	—	830	4,220	—	5,050
Commitments and contingencies

Equities:
Capital stock	1,754	100	37	(137)	1,754
Additional paid-in capital	—	319,779	132,209	(451,988)	—
Member equities	960,950	—	—	—	960,950
Accumulated other comprehensive loss	(65,229)	(49)	—	49	(65,229)
Retained earnings	159,737	281,517	54,000	(335,517)	159,737

Total equities	1,057,212	601,347	186,246	(787,593)	1,057,212

Total liabilities and equities	$2,614,564	$950,032	$740,168	$(1,259,657)	$3,045,107

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2007

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,119,703	$762,468	$139,845	$—	$2,022,016
Cost of sales	1,015,199	690,917	126,484	—	1,832,600

Gross profit	104,504	71,551	13,361	—	189,416
Selling, general and administrative	73,194	66,768	7,880	—	147,842
Restructuring and impairment charges	230	71	—	—	301
Gain on insurance settlement	—	(5,941)	—	—	(5,941)

Earnings from operations	31,080	10,653	5,481	—	47,214

Interest expense (income), net	3,473	(953)	6,374	—	8,894
Other income, net	(1)	(28,481)	—	—	(28,482)
Equity in earnings of affiliated companies	(96,548)	(442)	(1,428)	40,249	(58,169)
Minority interest in earnings of subsidiaries	—	—	330	—	330

Earnings before income taxes	124,156	40,529	205	(40,249)	124,641
Income tax expense	19,719	142	343	—	20,204

Net earnings (loss)	$104,437	$40,387	$(138)	$(40,249)	$104,437

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2007

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$2,218,394	$1,695,786	$290,119	$—	$4,204,299
Cost of sales	2,000,926	1,537,171	259,236	—	3,797,333

Gross profit	217,468	158,615	30,883	—	406,966
Selling, general and administrative	143,069	130,399	16,385	—	289,853
Restructuring and impairment charges	796	595	298	—	1,689
Gain on insurance settlement	—	(5,941)	—	—	(5,941)

Earnings from operations	72,867	33,562	14,200	—	121,365

Interest expense (income), net	18,566	(1,334)	6,488	—	23,720
Other expense (income), net	185	(28,481)	—	—	(28,296)
Equity in earnings of affiliated companies	(134,500)	(952)	(4,441)	74,774	(65,119)
Minority interest in earnings of subsidiaries	—	—	586	—	586

Earnings before income taxes	189,352	64,329	11,567	(74,774)	190,474
Income tax expense	29,978	268	854	—	31,100

Net earnings	$159,374	$64,061	$10,713	$(74,774)	$159,374

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2007

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$159,374	$64,061	$10,713	$(74,774)	$159,374
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,984	14,804	4,756	—	40,544
Amortization of deferred financing costs	872	288	73	—	1,233
Bad debt expense	766	(41)	11	—	736
Proceeds from patronage revolvement received	3,070	5	—	—	3,075
Non-cash patronage income	(969)	(49)	—	—	(1,018)
Deferred income tax expense (benefit)	3,560	(25,771)	—	—	(22,211)
(Increase) decrease in other assets	(3,708)	(925)	—	122	(4,511)
Decrease in other liabilities	(4,143)	(224)	—	—	(4,367)
Insurance recovery – business interruption	—	4,551	—	—	4,551
Restructuring and impairment charges	796	595	298	—	1,689
Gain on divestiture of business	—	(28,481)	—	—	(28,481)
Loss on sale of investment	185	—	—	—	185
Gain on insurance settlement	—	(5,941)	—	—	(5,941)
Equity in earnings of affiliated companies	(134,500)	(952)	(4,441)	74,774	(65,119)
Dividends from investments in affiliated companies	20,424	183	4,075	—	24,682
Minority interests	—	—	586	—	586
Other	414	(196)	(238)	—	(20)
Changes in current assets and liabilities, net of divestitures:
Receivables	(120,730)	17,467	30,079	(8,795)	(81,979)
Inventories	(103,187)	(698)	(8,852)	—	(112,737)
Other current assets	332,942	16,546	855	—	350,343
Accounts payable	(102,011)	(51,508)	(9,782)	(5,006)	(168,307)
Accrued expenses	81,301	9,057	(3,762)	97	86,693

Net cash provided by operating activities	155,440	12,771	24,371	(13,582)	179,000

Cash flows from investing activities:
Additions to property, plant and equipment	(22,843)	(17,798)	(2,834)	—	(43,475)
Acquisitions	(58)	—	—	—	(58)
Payments for investments	(500)	—	(156)	—	(656)
Proceeds from sale of investments	475	—	—	—	475
Net proceeds from divestiture of business	211,851	—	—	—	211,851
Proceeds from sale of property, plant and equipment	2,263	2,111	56	—	4,430
Other	(82)	(227)	(648)	—	(957)

Net cash provided (used) by investing activities	191,106	(15,914)	(3,582)	—	171,610

Cash flows from financing activities:
(Decrease) increase in short-term debt	(476)	(101)	(9,293)	13,582	3,712
Proceeds from issuance of long-term debt	1,983	930	3,240	—	6,153
Principal payments on long-term debt	(2,872)	(10,991)	(14,935)	—	(28,798)
Payments for redemption of member equities	(35,265)	—	—	—	(35,265)
Other	(178)	(2)	—	—	(180)

Net cash used by financing activities	(36,808)	(10,164)	(20,988)	13,582	(54,378)

Net increase (decrease) in cash and cash equivalents	309,738	(13,307)	(199)	—	296,232
Cash and cash equivalents at beginning of period	8,976	15,613	55,118	—	79,707

Cash and cash equivalents at end of period	$318,714	$2,306	$54,919	$—	$375,939

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$8,976	$15,613	$55,118	$—	$79,707
Receivables, net	300,803	266,680	449,742	(412,645)	604,580
Intercompany receivables, net	77,042	—	—	(77,042)	—
Inventories	227,258	205,021	39,655	—	471,934
Prepaid expenses	367,900	7,528	2,850	—	378,278
Other current assets	28,192	19,199	3,203	—	50,594

Total current assets	1,010,171	514,041	550,568	(489,687)	1,585,093

Investments	1,134,363	42,809	8,323	(915,293)	270,202
Property, plant and equipment, net	183,580	388,410	93,079	—	665,069
Goodwill, net	184,414	83,019	59,094	—	326,527
Other intangibles, net	4,789	88,255	1,999	—	95,043
Other assets	28,392	36,557	51,729	(3,487)	113,191

Total assets	$2,545,709	$1,153,091	$764,792	$(1,408,467)	$3,055,125

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$2,005	$3,306	$469,335	$(416,346)	$58,300
Current portion of long-term debt	449	403	10,120	—	10,972
Accounts payable	765,044	198,329	28,553	2,848	994,774
Intercompany payables, net	—	74,513	2,529	(77,042)	—
Accrued expenses	91,267	93,629	24,320	(2,634)	206,582
Patronage refunds and other member equities payable	18,506	—	120	—	18,626

Total current liabilities	877,271	370,180	534,977	(493,174)	1,289,254

Long-term debt	586,030	10,911	42,118	—	639,059
Employee benefits and other liabilities	137,872	27,542	8,032	—	173,446
Minority interests	—	4,808	4,022	—	8,830
Commitments and contingencies

Equities:
Capital stock	1,828	100	37	(137)	1,828
Additional paid-in capital	—	504,118	139,820	(643,938)	—
Member equities	904,183	—	—	—	904,183
Accumulated other comprehensive loss	(66,276)	(16)	—	16	(66,276)
Retained earnings	104,801	235,448	35,786	(271,234)	104,801

Total equities	944,536	739,650	175,643	(915,293)	944,536

Total liabilities and equities	$2,545,709	$1,153,091	$764,792	$(1,408,467)	$3,055,125

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$762,289	$793,294	$131,722	$—	$1,687,305
Cost of sales	693,247	722,646	127,574	—	1,543,467

Gross profit	69,042	70,648	4,148	—	143,838
Selling, general and administrative	61,499	63,832	9,745	—	135,076
Restructuring and impairment charges	2,923	—	—	—	2,923

Earnings (loss) from operations	4,620	6,816	(5,597)	—	5,839

Interest expense, net	13,898	675	669	—	15,242
Other expense (income), net	12,872	—	(20,905)	—	(8,033)
Equity in (earnings) loss of affiliated companies	(58,134)	(70)	1,821	18,152	(38,231)
Minority interest in earnings of subsidiaries	—	—	410	—	410

Earnings before income taxes	35,984	6,221	12,408	(18,152)	36,451
Income tax expense (benefit)	1,232	473	(6)	—	1,699

Net earnings	$34,752	$5,738	$12,414	$(18,152)	$34,752

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,798,451	$1,627,625	$257,947	$—	$3,684,023
Cost of sales	1,636,166	1,479,775	244,726	—	3,360,667

Gross profit	162,285	147,850	13,221	—	323,356
Selling, general and administrative	121,090	127,016	18,577	—	266,683
Restructuring and impairment charges	4,281	—	—	—	4,281

Earnings (loss) from operations	36,914	20,834	(5,356)	—	52,392

Interest expense, net	26,619	3,665	1,456	—	31,740
Other expense (income), net	5,035	—	(20,905)	—	(15,870)
Equity in (earnings) loss of affiliated companies	(59,993)	(380)	2,587	28,057	(29,729)
Minority interest in (loss) earnings of subsidiaries	(61)	—	646	—	585

Earnings before income taxes	65,314	17,549	10,860	(28,057)	65,666
Income tax expense (benefit)	4,450	626	(274)	—	4,802

Net earnings	$60,864	$16,923	$11,134	$(28,057)	$60,864

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$60,864	$16,923	$11,134	$(28,057)	$60,864
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,046	17,616	4,880	—	47,542
Amortization of deferred financing costs	1,158	40	—	—	1,198
Bad debt expense	578	238	263	—	1,079
Proceeds from patronage revolvement received	4,956	4	—	—	4,960
Non-cash patronage income	(761)	(58)	—	—	(819)
Deferred income tax expense	12,306	—	—	—	12,306
Decrease (increase) in other assets	1,448	(3,543)	5,577	4,885	8,367
Increase (decrease) in other liabilities	377	—	(165)	—	212
Restructuring and impairment charges	4,281	—	—	—	4,281
Loss (gain) on divestiture of business	12,872	—	(20,905)	—	(8,033)
Gain on sale of investment	(7,837)	—	—	—	(7,837)
Equity in (earnings) loss of affiliated companies	(59,993)	(380)	2,587	28,057	(29,729)
Dividends from investments in affiliated companies	1,703	587	900	—	3,190
Minority interests	(61)	—	646	—	585
Other	(720)	(30)	1,635	—	885
Changes in current assets and liabilities, net of divestitures:
Receivables	103,784	(2,730)	(242)	(5,734)	95,078
Inventories	(1,037)	6,504	464	—	5,931
Other current assets	301,931	4,058	380	—	306,369
Accounts payable	(449,672)	(1,619)	(13,848)	5,442	(459,697)
Accrued expenses	(8,091)	(1,519)	6,842	653	(2,115)

Net cash provided by operating activities	3,132	36,091	148	5,246	44,617

Cash flows from investing activities:
Additions to property, plant and equipment	(11,944)	(13,013)	(8,679)	—	(33,636)
Acquisitions	(84,187)	—	—	—	(84,187)
Payments for investments	(22,778)	—	(1,700)	22,000	(2,478)
Proceeds from sale of investments	7,837	—	—	—	7,837
Net proceeds from divestiture of business	—	—	28,655	—	28,655
Proceeds from sale of property, plant and equipment	141	237	495	—	873
Other	2,059	(3,144)	(23)	—	(1,108)

Net cash (used) provided by investing activities	(108,872)	(15,920)	18,748	22,000	(84,044)

Cash flows from financing activities:
Increase (decrease) in short-term debt	9,816	780	(27,387)	(5,246)	(22,037)
Proceeds from issuance of long-term debt	1,549	—	450	—	1,999
Principal payments on long-term	(471)	(284)	(33,055)	—	(33,810)
Payments for redemption of member equities	(42,897)	—	—	—	(42,897)
Other	(512)	—	22,000	(22,000)	(512)

Net cash (used) provided by financing activities	(32,515)	496	(37,992)	(27,246)	(97,257)
Net cash used by operating activities of discontinued operations	(347)	—	—	—	(347)

Net (decrease) increase in cash and cash equivalents	(138,602)	20,667	(19,096)	—	(137,031)
Cash and cash equivalents at beginning of period	157,445	—	22,259	—	179,704

Cash and cash equivalents at end of period	$18,843	$20,667	$3,163	$—	$42,673

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.
Overview
General
     We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. For the three months ended June 30, 2007, we reported net sales of $2.0 billion and net earnings of $104.4 million compared to net sales of $1.7 billion and net earnings of $34.8 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, we reported net sales of $4.2 billion and net earnings of $159.4 million compared to net sales of $3.7 billion and net earnings of $60.9 million for the six months ended June 30, 2006. The primary reasons for the increase in net earnings in the three and six months ended June 30, 2007 compared to the same period in the previous year were improved margin and volumes performance, significantly improved average egg market prices and a gain on the sale of a business, partially offset by increased income tax expenses and unrealized hedging losses.
     On April 2, 2007, we announced the completion of the sale of substantially all of the assets of our Cheese & Protein International (“CPI”) operations, located in Tulare, CA, to a U.S. subsidiary of Saputo Inc. The sale included substantially all of CPI’s cheese and whey manufacturing operations and resulted in a pre-tax gain of $28.5 million, comprised of $211.9 million of net cash receipts less assets sold of $181.5 million and related expenses of $1.9 million. The transaction includes a long-term milk supply agreement under which Land O’Lakes will be the full milk supplier to the CPI facility. We will continue to operate our cheese manufacturing facilities in Tulare, CA; Orland, CA; Melrose, MN; Denmark, WI; and Kiel, WI; and a cheese processing facility in Spencer, WI.
     In press releases dated June 21, 2007 and July 11, 2007, we announced a plan to reposition certain portions of our Agriliance joint venture. Agriliance is our 50/50 agronomy joint venture with CHS, Inc. which acts as a wholesale distributor of crop nutrient and crop protection products and operates a retail agronomy business. Under the repositioning plan, CHS would acquire Agriliance’s crop nutrients whole distribution business while the Company would acquire the crop protection products business. The proposed transactions are expected to be completed in September 2007. The retail business will initially continue as a 50/50 joint venture between the Company and CHS. The Company is currently considering repositioning options for the retail business and has entered into exclusive negotiations with a group that includes certain members of the Agriliance management team and financial backers.
     On February 24, 2004, Cache La Poudre Feeds, LLC (“Cache”) filed a lawsuit in the United States District Court for the District of Colorado against the Company, Land O’Lakes Farmland Feed LLC and certain named individuals claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. The Company denied any wrong doing and pursued certain counterclaims against Cache. The trial concluded on July 10, 2007, and the jury determined that Cache had suffered actual damages of approximately $0.5 million. In addition, the jury provided an advisory opinion to the judge in which we could be required to pay to Cache an additional $14.6 million for alleged profits. No judgment has been entered at this time, and we expect a final ruling by September 2007.
Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method and provided earnings and cash flows for the three months and six months ended June 30 as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		($ in millions)
Earnings from unconsolidated businesses	$58.2	$38.2	$65.1	$29.7
Cash flow from investments in unconsolidated businesses	2.0	0.5	24.7	3.2
     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost.
     Our investment in unconsolidated businesses was $316.8 million as of June 30, 2007 and $270.2 million as of December 31, 2006.
     Agriliance LLC, which is reflected in our Agronomy segment, constitutes the most significant of our investments in unconsolidated businesses. Agriliance is a distributor of agricultural inputs and is owned equally by Land O’Lakes and CHS Inc. Our ownership in Agriliance is accounted for under the equity method. Our investment in Agriliance was $166.9 million as of June 30, 2007 and $124.7 million as of December 31, 2006. Our earnings and cash distributions from Agriliance were as follows for the three months and six months ended June 30:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
		($ in millions)
Equity in earnings from Agriliance	$56.6	$37.7	$61.8	$32.4
Cash distributions from Agriliance	0.0	0.0	19.6	0.0
     For the three months ended June 30, 2007, Agriliance reported earnings of $113.2 million, $37.7 million more than earnings of $75.5 million for the three months ended June 30, 2006. Sales of crop protection products were relatively flat compared to prior year sales and earnings related to these products decreased $6.1 million due to product mix and slightly higher operating expenses. Volumes in crop nutrients increased 3% from last year and crop nutrient pretax earnings increased $42.3 million due to higher market prices and higher margins primarily in nitrogen-based products, phosphates, and potash. Retail business pretax earnings were $4.4 million higher than last year primarily due to earnings in crop nutrients due to high market prices. Current year earnings include a $3.6 million restructuring charge in June related to the repositioning of Agriliance and acceleration of deferred financing costs.
     For the six months ended June 30, 2007, Agriliance reported earnings of $123.6 million, $58.9 million more than earnings of $64.7 million for the six months ended June 30, 2006. Sales of crop protection products increased 4% compared to prior year sales and earnings decreased $10.5 million due to timing of rebates, product mix and continued devaluation related to products losing patent protection. Volumes in crop nutrients increased 4% from last year and earnings increased $56.7 million due to higher market prices and higher margins primarily in nitrogen-based products, phosphates and potash. Retail business earnings were $15.1 million higher than last year largely due to increased earnings in crop nutrients due to higher market prices and earnings from new joint ventures. Current year earnings include a $3.6 million restructuring charge during the second quarter of 2007 related to the repositioning of Agriliance and acceleration of deferred financing costs.
     The increase in cash distributions from Agriliance compared with the same period last year is due to timing of the 2006 distribution. A $19.6 million dividend related to Agriliance’s fiscal year ended August 30, 2006 was received in the first quarter 2007. There were no cash distributions received from Agriliance in 2006.
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
     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually moves in conjunction with the cost of the significant inputs. For the six months ended June 30, 2007, bulk cheese, which is generally priced the date of production, represented approximately 15% of the Dairy Foods segment’s net sales.
     We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter typically is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the six months ended June 30, 2007, branded, private label, deli and foodservice net sales of butter and cheese products represented approximately 32% of the Dairy Foods net sales.

     Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly average market price for butter was $1.16 in June 2006 and the highest monthly average market price was $1.92 in November 2004. In the past three years, the lowest monthly average market price for block cheese was $1.16 in July 2006 and the highest monthly average market price was $2.01 in June 2007. The per pound average market price for the three months and six months ended June 30 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Per pound market price average:
Butter	$1.45	$1.17	$1.35	$1.20
Block cheese	1.73	1.18	1.54	1.21
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
     We enter into forward sales contracts to supply feed to customers, which currently represent approximately 19% of our Feed net sales. When we enter into these contracts, we also generally enter into forward purchase contracts on the underlying commodities to lock in our gross margins.
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
     Layers. Layers consists of the Company’s wholly owned MoArk, LLC subsidiary (“MoArk”). MoArk produces and markets shell eggs. MoArk’s sales and earnings fluctuate depending on egg market prices. For the six months ended June 30, 2007, egg prices averaged $1.01 per dozen, as measured by the Urner Barry Midwest Large market, compared to egg prices of $0.74 per dozen for the six months ended June 30, 2006.
Derivative Commodity Instruments
     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, and soybeans in Seed. Derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures and options contracts for open positions are marked-to-market each month, and these unrealized gains or losses (“unrealized hedging gains and losses”) are recognized in earnings and are fully taxed and applied to retained earnings in our balance sheet. Amounts recognized in earnings before income taxes (reflected in cost of sales and equity in earnings of affiliated companies) for the three months and six months ended June 30 are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)		($ in millions)
Unrealized hedging gain (loss)	$(2.1)	$2.5	$(3.9)	$2.6
Results of Operations
Three months ended June 30, 2007 as compared to three months ended June 30, 2006
Overview of Results

	For the three months ended June 30,
			Increase
	2007	2006	(Decrease)
		($ in millions)
Net earnings	$104.4	$34.8	$69.6

Increased net earnings were primarily driven by improved margins and volumes in Dairy Foods and Agronomy, higher average egg market prices in the Layers segment, and the after-tax gain on sale of Cheese and Protein International of $21.2 million. Partially offsetting these positive impacts were unrealized after-tax hedging losses of $1.3 million for the three months ended June 30, 2007 versus unrealized after-tax hedging gains of $1.5 million for the three months ended June 30, 2006. In addition, offsetting these positive impacts was a $13.6 million favorable tax ruling resulting in an income tax benefit for the three months ended June 30, 2006.

Net sales	$2,022.0	$1,687.3	$334.7

Increased net sales for the three months ended June 30, 2007 compared to the same period in 2006 were due mainly to increased market prices in Dairy Foods, Feed and Layers. A discussion of net sales by business segment is found below under the caption, “Net Sales and Gross Profit by Business Segment.”

Gross profit	$189.4	$143.8	$45.6

Gross profit increased in the three months ended June 30, 2007 primarily due to higher margins in Dairy Foods and Layers. A discussion of gross profit by business segment is found below under the caption, “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$147.8	$135.1	$12.7

The increase in selling, general and administrative expenses compared to the prior year was primarily due to higher expenses in most segments due to incentive accruals and consulting fees, partially offset by lower expenses in Layers due to the divestiture of the liquid egg operations in June of 2006.

Restructuring and impairment charges	$0.3	$2.9	$(2.6)

During the three months ended June 30, 2007, Seed incurred a $0.2 million impairment charge related to a software asset. In addition, Feed incurred a $0.1 million impairment charge related to the closure of its Leoti, KS plant as part of the formation of a feedlot joint venture. For the three months ended June 30, 2006, Dairy Foods recorded a $2.8 million impairment charge related to an outstanding note receivable from the former sale of a cheese facility in Gustine, CA.

Gain on insurance settlement	$5.9	$0.0	$5.9

During the three months ended June 30, 2007, Feed recorded a $5.9 million gain on insurance settlement related to a feed plant in Statesville, North Carolina that was destroyed by fire and shut down in December 2005. The Company holds insurance coverage for property damage and business interruption which provides recovery for a significant portion of the loss. The insured value of the property exceeds its net book value, and in the three months ended June 30, 2007, the Company recorded a gain on insurance settlement of $5.9 million. For the three months ended June 30, 2007, the Company received $4.6 million of proceeds for business interruption recoveries which were accrued in prior periods. Business interruption recoveries are recorded as a reduction to cost of sales in the Feed segment.

Interest expense, net	$8.9	$15.2	$(6.3)
     The decrease in interest expense was due to debt reduction efforts. Long-term debt has decreased $9.9 million compared to June 30, 2006 primarily due to the payoff of pollution control bonds related to the Cheese and Protein International facility. In addition, interest income for the three months ended June 30, 2007 has increased $2.6 million over the prior year related to earnings on investments.

	For the three months ended June 30,
			Increase
	2007	2006	(Decrease)
	($ in millions)
Equity in earnings of affiliated companies	$58.2	$38.2	$20.0

Results for the three months ended June 30, 2007 included equity in earnings from Agriliance of $56.6 million compared to $37.7 million for the same period of 2006. A discussion of net earnings for Agriliance can be found under the caption “Overview — General — Unconsolidated Businesses.”

Income tax expense	$20.2	$1.7	$18.5
          Income tax expense for the three months ended June 30, 2007 and June 30, 2006 resulted in an effective tax rate of 16.2% and 4.7%, respectively. The variance in tax rates is mainly due to the effect of an increase in nonmember earnings related to Layers for the three months ended June 30, 2007, compared to the same period in 2006 and to a $13.6 million favorable tax ruling resulting in an income tax benefit recorded in the three months ended June 30, 2006. In addition, as a cooperative, earnings from member business that meet certain requirements, know as “patronage income,” are deductible from taxable income. The federal and state statutory rate applied to nonmember business activity was 38.3% for the three month periods ended June 30, 2007 and June 30, 2006. Income tax expense and the difference between the effective tax rate and statutory tax rate vary each year based upon patronage business activity and the level of and profitability of nonmember business during each of the comparable years.
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
Dairy Foods

	For the three months ended June 30,
	2007	2006	% change
	($ in millions)
Net sales	$993.0	$776.0	28.0%
Gross profit	86.1	55.4	55.4%
Gross profit % of net sales	8.7%	7.1%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$212.8
Volume impact	86.6
Acquisitions and divestitures	(82.4)

Total increase	$217.0
     The net sales increase was primarily driven by the impact of higher market prices for butter and cheese. The favorable pricing / product mix variance of $212.8 million was mainly due to an increase in average market prices of $0.28 per pound for butter and $0.55 per pound for cheese for the three months ended June 30, 2007 compared to the same period in the prior year. The favorable volume variance of $86.6 million was primarily driven by increases in industrial operations of $111.7 million over the prior year. This was partially offset by volume declines in butter and cheese of $17.7 million and $11.3 million, respectively. The acquisitions and divestitures category includes the effect of the sale of CPI in April 2007.

Gross Profit Variance	Increase
($ in millions)
Margin / product mix impact	$41.3
Volume impact	(8.1)
Unrealized hedging	(6.1)
Acquisitions and divestitures	3.6

Total increase	$30.7

     Gross profit increased primarily due to higher market prices for milk, butter and cheese, partially offset by volume declines in butter and cheese. The favorable margin / product mix variance of $41.3 million was primarily due to improved markets over the prior year when dairy product prices were declining. Margin also improved due to favorable milk pricing formulas for commodity cheese and whey margins in comparison to the prior year period. The negative volume variance of $8.1 million was primarily due to declines in butter and cheese volumes of $3.5 million and $1.6 million, respectively. The acquisitions and divestitures category includes the effect of the sale of CPI in April 2007.
Feed

	For the three months ended June 30,
	2007	2006	% change
	($ in millions)
Net sales	$704.3	$645.8	9.1%
Gross profit	65.0	65.1	(0.2)%

Gross profit % of net sales	9.2%	10.1%

Net Sales Variance	Increase (decrease)
($ in millions)
Pricing / product mix impact	$108.0
Volume impact	(37.9)
Acquisitions and divestitures	(11.6)

Total increase	$58.5
     The $108.0 million favorable pricing / mix variance was primarily due to the effect of commodity price increases, which increased the selling price in livestock, lifestyle and ingredients products. Swine, grass cattle and dairy feed sales accounted for the largest increases in the livestock category, increasing $9.4 million, $7.4 million and $17.4 million, respectively. Horse and companion animal feed accounted for the majority of the lifestyle increases, increasing $7.8 million and $8.6 million, respectively. Ingredients increased $28.4 million, primarily related to improved pricing. The negative volume variance of $37.9 million was due to declines in both the livestock and lifestyle categories. Within the livestock category, grass cattle declined $11.9 million, primarily due to improved forage conditions in the southwest United States and dairy feed declined $7.5 million due to lower inclusion rates and herd size demographic changes. Within the lifestyle category, horse and companion animal feed declined $5.6 million as higher ingredient costs depressed discretionary purchases. The acquisition and divestiture category includes the impact of decreased sales due to the sale of a private label pet food business in December 2006 and the contribution of a Kansas facility to an unconsolidated feedlot joint venture in February 2007.

Gross Profit Variance	Increase (decrease)
($ in millions)
Margin / product mix impact	$7.7
Volume impact	(5.4)
Unrealized hedging	(1.3)
Acquisitions and divestitures	(1.1)

Total decrease	$(0.1)
     Gross profit for the three months ended June 30, 2007 was relatively flat versus the same period in 2006. The positive gross profit margin / product mix variance of $7.7 was primarily due to increased margins as a result of pricing improvements in relation to ingredient costs. Lifestyle margins increased $2.6 million, primarily relating to a $1.8 million increase in horse feed and a $0.6 million increase in aquaculture feed. Milk replacer and ingredient margins increased $1.0 million and $1.8 million, respectively. The negative volume variance of $5.4 million is primarily related to declining volumes in grass cattle, swine and dairy feeds due to market and forage conditions. Also negatively impacting the positive margin / product mix variance was the impact of $1.3 million in unrealized hedging losses. The acquisition and divestiture category includes the impact of decreased sales due to the sale of a private label pet food business in December 2006 and the contribution of a Kansas facility to a feedlot joint venture in February 2007.

Seed

	For the three months ended June 30,
	2007	2006	% change
	($ in millions)
Net sales	$223.3	$162.6	37.3%
Gross profit	28.3	21.9	29.2%

Gross profit % of net sales	12.7%	13.5%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$10.3
Volume impact	50.4

Total increase	$60.7
     The $50.4 million favorable volume variance was primarily due to a $42.8 million increase in corn volumes driven by the increased demand for corn-based ethanol. Also contributing to the favorable variance were increases in soybeans and cotton of $5.3 million and $6.4 million, respectively, due to timing of sales in the three months ending June 30, 2007 versus the same period in the prior year. This was partially offset by a $2.2 million decline in alfalfa volume due to a shift in acres planted from alfalfa to corn and Roundup® Ready Alfalfa sales returns. The $10.3 million favorable pricing / product mix variance was primarily related to a $5.4 million increase in corn due to increased trait sales and higher market prices. These increases were partially offset by a $4.1 million decline in alfalfa since no sales of Roundup® Ready Alfalfa occurred during the second quarter of 2007.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$5.2
Volume impact	0.1
Unrealized hedging	1.1

Total increase	$6.4
     The favorable gross profit margin / product mix of $5.2 million was primarily related to increased alfalfa trait revenue sales, strong pricing in cotton and canola and realized hedging gains in soybeans. Volumes were relatively flat for the second quarter. Corn volume increased $3.5 million due to increased demand for corn-based ethanol and lower corn return accruals, and soybean volume increased $0.6 million due to timing of sales in the three months ended June 30, 2007 versus the prior year. These increases were offset by alfalfa volume declines of $4.1 million as a result of no sales of Roundup® Ready Alfalfa during the second quarter of 2007.
Layers

	For the three months ended June 30,
	2007	2006	% change
	($ in millions)
Net sales	$111.0	$105.3	5.4%
Gross profit	12.2	3.3	269.7%

Gross profit % of net sales	11.0%	3.1%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$30.4
Volume impact	4.4
Acquisitions and divestitures	(29.1)

Total increase	$5.7
     The increase in net sales was primarily driven by higher average egg prices for the three months ended June 30, 2007 compared to the prior year. The average quoted price based on the Urner Barry Midwest Large market increased to $0.95 per dozen in the second quarter of 2007 compared to $0.70 per dozen for the same period in 2006. Partially offsetting this increase was the sale of liquid egg operations in June 2006, which resulted in a decrease in net sales of $29.1 million.

Gross Profit Variance	Increase (decrease)
($ in millions)
Margin / product mix impact	$8.1
Volume impact	0.6
Unrealized hedging	1.6
Acquisitions and divestitures	(1.4)

Total increase	$8.9
     The positive gross profit margin / product mix variance of $8.1 million was primarily related to the increase in the average price of eggs. Partially offsetting this increase were increased feed costs and increased prices for purchased eggs. The acquisitions and divestiture category includes the impact of the sale of liquid egg operations in June 2006.
Six months ended June 30, 2007 as compared to six months ended June 30, 2006
Overview of Results

	For the six months ended June 30,
			Increase
	2007	2006	(Decrease)
		($ in millions)
Net earnings	$159.4	$60.9	$98.5

Increased net earnings were primarily driven by improved margins in Dairy Foods, Agronomy and Feed and higher egg market prices in Layers. Adding to these increases was the after-tax gain on the sale of Cheese and Protein International of $21.2 million. Net earnings were negatively impacted by unrealized, after-tax hedging losses of $2.4 million for the six months ended June 30, 2007 versus unrealized, after-tax hedging gains of $1.6 million for the six months ended June 30, 2006, and lower earnings in Seed. In addition, offsetting these positive impacts was a $13.6 million favorable tax ruling resulting in an income tax benefit for the six months ended June 30, 2006.

Net sales	$4,204.3	$3,684.0	$520.3

The increase in net sales was primarily due to favorable market conditions across all segments. A discussion of net sales by business segment is found below under the caption, “Net Sales and Gross Profit by Business Segment.”

Gross profit	$407.0	$323.4	$83.6

Gross profit increased in the six months ended June 30, 2007 primarily due to higher margins in Dairy Foods and Layers. A discussion of gross profit by business segment is found below under the caption, “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$289.9	$266.7	$23.2

The increase in selling, general and administrative expenses compared to the prior year was primarily due to higher expenses in most segments due to incentive accruals and consulting fees and a loss on legal settlement in Dairy Foods partially offset by lower expenses in Layers due to the liquid egg divestiture in June 2006.

Restructuring and impairment charges	$1.7	$4.3	$(2.6)

During the six months ended June 30, 2007, Feed announced the closure of a plant in Columbus, WI, which resulted in a $0.3 million restructuring charge. Feed also announced the closure of its Leoti, KS plant as part of the formation of a feedlot joint venture, which resulted in an impairment charge of $0.3 million. Seed incurred a $0.5 million impairment charge related to structural deterioration of a soybean facility in Vincent, IA as well as a $0.2 million impairment charge related to a software asset. Layers incurred an impairment charge of $0.3 million for the closure of two farms. For the six months ended June 30, 2006, Dairy Foods closed a facility in Greenwood, WI and as a result recorded a restructuring charge of $1.5 million primarily related to a contractual obligation for waste-water treatment. In 2006, Dairy Foods also recorded a $2.8 million impairment charge related to an outstanding note receivable from the former sale of a cheese facility in Gustine, CA.

Gain on insurance settlement	$5.9	$0.0	$5.9

     During the six months ended June 30, 2007, Feed recorded a $5.9 million gain on insurance settlement related to a feed plant in Statesville, North Carolina that was destroyed by fire and was shut down in December 2005. The Company holds insurance coverage for property damage and business interruption which provides recovery for a significant portion of the loss. The insured value of the property exceeds its net book value, and in the three months ended June 30, 2007, the Company recorded a gain on insurance settlement of $5.9 million. For the six months ended June 30, 200,7 the Company received $4.6 million of proceeds for business interruption recoveries which were accrued in prior periods. Business interruption recoveries are recorded as a reduction to cost of sales in the Feed segment.

	For the six months ended June 30,
			Increase
	2007	2006	(Decrease)
		($ in millions)
Interest expense, net	$23.7	$31.7	$(8.0)

The decrease in interest expense was due to debt reduction efforts. Long-term debt has decreased $9.9 million at June 30, 2007 compared to June 30, 2006 primarily due to the payoff of pollution control bonds related to the Cheese and Protein International facility. In addition, interest income has increased $2.6 million over the prior year related to earnings on investments.

Equity in earnings of affiliated companies	$65.1	$29.7	$35.4

Results for the six months ended June 30, 2007 included equity in earnings from Agriliance of $61.8 million compared to $32.4 million for the same period of 2006. A discussion of net earnings for Agriliance can be found under the caption, “Overview — General — Unconsolidated Businesses.” In Layers, equity method investments had earnings of $3.4 million for the six months ended June 30, 2007, compared to equity losses of $2.6 million for the six months ended June 30, 2006.

Income tax expense	$31.1	$4.8	$26.3
          Income tax expense for the six months ended June 30, 2007 and June 30, 2006 resulted in an effective tax rate of 16.3% and 7.3%, respectively. The variance in tax rates is mainly due to the effect of an increase in nonmember earnings related to Layers for the six months ended June 30, 2007, compared to the same period in 2006 and to a $13.6 million favorable tax ruling resulting in an income tax benefit recorded in the six months ended June 30, 2006. In addition, as cooperative, earnings from member business that meet certain requirements, know as “patronage income,” are deductible from taxable income. The federal and state statutory rate applied to nonmember business activity was 38.3% for the six-month periods ended June 30, 2007 and June 30, 2006. Income tax expense and the difference between the effective tax rate and statutory tax rate vary each year based upon patronage business activity and the level of and profitability of nonmember business during each of the comparable years.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or have similar customers. We have operate five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. Agronomy consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method. Accordingly, no sales or gross profit are recorded in the Agronomy segment.
Dairy Foods

	For the six months ended June 30,
	2007	2006	% change
	($ in millions)
Net sales	$1,873.3	$1,584.9	18.2%
Gross profit	161.3	97.4	65.6%

Gross profit % of net sales	8.6%	6.1%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$265.6
Volume impact	84.7
Acquisitions and divestitures	(61.9)

Total increase	$288.4

     The net sales increase for the six months ended June 30, 2007 was primarily driven by the impact of higher market prices for butter and cheese. The favorable pricing / product mix variance of $265.6 million was mainly due to an increase in average market prices of $0.15 per pound for butter and $0.33 per pound for cheese for the six months ended June 30, 2007 compared to the same period in the prior year. Increases in milk pricing formulas also contributed to the favorable pricing variance. These increases in market prices caused net sales for industrial operations, retail spreads and consumer cheese to increase $148.7 million, $13.7 million and $19.2 million, respectively, compared to the same period last year. The favorable volume variance of $84.7 million was primarily driven by increases in industrial operations of $124.9 million over the prior year. This was partially offset by volume declines in butter, cheese and foodservice of $7.0 million, $27.6 million, and $9.0 million, respectively. The acquisitions and divestitures category includes the effect of the sale of CPI in April 2007.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$72.4
Volume impact	(18.9)
Unrealized hedging	(4.1)
Acquisitions and divestitures	14.5

Total increase	$63.9
     Gross profit increased in 2007 primarily due to higher market prices for milk, butter and cheese, partially offset by volume declines in cheese and foodservice. The favorable margin / product mix variance of $72.4 million was primarily due to improved markets over the prior year when dairy product prices were declining. Margin also improved due to favorable milk pricing formulas for commodity cheese and whey margins in comparison to the prior year period. The negative volume variance of $18.9 million was primarily due to declines in cheese and foodservice volumes of $5.6 million and $1.3 million, respectively. These declines were partially offset by increased volumes in industrial operations and butter of $1.7 million and $0.8 million, respectively. The acquisitions and divestitures category includes the effect of the sale of CPI in April 2007.
Feed

	For the six months ended June 30,
	2007	2006	% change
	($ in millions)
Net sales	$1,453.1	$1,338.9	8.5%
Gross profit	136.5	133.4	2.3%

Gross profit % of net sales	9.4%	10.0%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$191.0
Volume impact	(56.3)
Acquisitions and divestitures	(20.5)

Total increase	$114.2
     The $191.0 million favorable pricing / mix variance was primarily due to the effect of commodity price increases, which increased sales in livestock, lifestyle and ingredients by $67.3 million, $40.8 million and $51.6 million, respectively. Grass cattle and dairy feed sales accounted for the largest increases in the livestock category, while horse and companion animal feed accounted for the majority of the lifestyle increases. The negative volume variance of $56.3 million was due to declines in both the livestock and lifestyle categories. Within the livestock category, grass cattle declined $18.5 million due to improved forage conditions in the southwest United States and dairy feed declined $15.3 million due to lower inclusion rates and herd size demographic changes. Within the lifestyle category, horse and companion animal feed declined $5.0 million as higher ingredient costs depressed discretionary purchases. The acquisition and divestiture category includes the impact of decreased sales due to the sale of a private label pet food business in December 2006 and the contribution of a Kansas facility to an unconsolidated feedlot joint venture in February 2007.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$17.1
Volume impact	(7.7)
Unrealized hedging	(4.0)
Acquisitions and divestitures	(2.3)

Total increase	$3.1
          The increase in gross profit was primarily related to improved pricing in relation in ingredient costs and lower energy and distribution costs. The positive gross profit margin / product mix variance of $17.1 million was primarily due to increased margins in grass cattle, swine, horse and companion animal feeds and ingredients of $2.4 million, $3.1 million, $3.2 million, $1.5 million and $3.9 million, respectively. These increases are attributable to pricing improvements in relation to ingredient costs. The negative volume variance of $7.7 million is primarily related to declining volumes in grass cattle, swine and dairy feeds due to market and forage conditions. The impact of $4.0 million in unrealized hedging losses also offset the positive margin variance. The acquisition and divestiture category includes the impact of decreased sales due to the sale of a private label pet food business in December 2006 and the contribution of a Kansas facility to a feedlot joint venture in February 2007.
Seed

	For the six months ended June 30,
	2007	2006	% change
	($ in millions)
Net sales	$659.4	$551.9	19.5%
Gross profit	84.1	82.8	1.6%

Gross profit % of net sales	12.8%	15.0%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$44.2
Volume impact	63.3

Total increase	$107.5
     The $63.3 million favorable volume variance was primarily due to a $90.2 million increase in corn volumes driven by the increased demand for corn-based ethanol. This was partially offset by a $11.8 million decline in alfalfa volume due to a shift in acres planted from alfalfa to corn and Roundup® Ready Alfalfa sales returns, and a $11.7 million decline in soybean plantings as producers shifted acreage to corn. The $44.2 million favorable pricing / product mix variance was primarily related to a $38.4 million increase in corn due to higher prices related to increased trait sales.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$(4.3)
Volume impact	6.2
Unrealized hedging	(0.6)

Total increase	$1.3
     The negative gross profit margin / product mix of $4.3 million was primarily due to declines in alfalfa due to a Roundup® Ready Alfalfa inventory write down and declines in corn due to product mix and customer payment programs. The $6.2 million favorable volume variance is primarily due to a $11.5 million increase in corn due to increased demand for corn grain in ethanol production and strong product performance, offset by a $4.2 million decline in alfalfa volumes due to producers converting from alfalfa to corn plantings and limited sales of Roundup® Ready Alfalfa.
Layers

	For the six months ended June 30,
	2007	2006	% change
	($ in millions)
Net sales	$230.9	$213.0	8.4%
Gross profit	26.5	11.6	128.4%

Gross profit % of net sales	11.5%	5.4%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$64.6
Volume impact	8.1
Acquisitions and divestitures	(54.8)

Total increase	$17.9
     The increase in net sales was primarily driven by higher average egg prices for the six months ended June 30, 2007 compared to the same period in the prior year. The average quoted price based on the Urner Barry Midwest Large market increased to $1.01 per dozen in 2007 compared to $0.74 per dozen in 2006. Partially offsetting this increase was the sale of liquid egg operations in June 2006, which resulted in a decrease in net sales of $54.8 million.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$17.5
Volume impact	1.2
Unrealized hedging	(0.1)
Acquisitions and divestitures	(3.7)

Total increase	$14.9
          The positive gross profit margin / product mix of $17.5 million was primarily related to the increase in the average price of eggs. Partially offsetting this increase were increased feed costs and increased prices for purchased eggs. The acquisitions and divestiture category includes the impact of the sale of liquid egg operations in June 2006.
Liquidity and Capital Resources
Overview
     We rely on cash from operations, borrowings under our bank facilities and other institutionally-placed debt as the main sources for financing working capital requirements, additions to property, plant and equipment, acquisitions and investments in joint ventures. Other sources of funding consist of a receivables securitization facility, leasing arrangements and the sale of non-strategic assets.
     Total long-term debt, including the current portion, was $626.2 million at June 30, 2007 compared to $650.0 million at December 31, 2006. The decrease was primarily due to debt repayments for borrowings of consolidated subsidiaries.
     Our primary sources of debt at June 30, 2007 include a $225 million undrawn revolving credit facility, a $200 million undrawn receivables securitization facility, $175 million in 9.00% senior secured notes, $193.7 million in 8.75% senior unsecured notes and $190.7 million of 7.45% capital securities.
     At June 30, 2007, $37.3 million of our long-term debt, including $7.0 million of capital lease obligations, was attributable to MoArk. In addition, we had $33.3 million of other miscellaneous long-term debt at June 30, 2007. On March 22, 2007, Cheese & Protein International LLC fully redeemed and retired $10.0 million in aggregate principal amount plus accrued interest of California Pollution Control Financing Authority Tax-Exempt Variable Rate Demand Solid Waste Disposal Revenue Bonds Series 2001A.
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At June 30, 2007, we had available cash and cash equivalents on hand of $375.9 million. Total equities at June 30, 2007 were $1,057.2 million.
     Our total liquidity is as follows:

	As of	As of	As of
	June 30,	June 30,	December 31,
	2007	2006	2006
	($ in millions)
Cash and cash equivalents	$375.9	$42.7	$79.7
Availability on revolving credit facility	190.8	149.4	174.4
Availability on receivable securitization program	200.0	155.0	200.0

Total liquidity	$766.7	$347.1	$454.1

     We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months.
     The company expects to increase its securitization facility by approximately $100 million to cover seasonal working capital needs pending the third quarter acquisition of Agriliance’s crop protection products business.
Cash Flows
     The following tables summarize the key elements in our cash flows for the following periods:
Operating Activities

	For the Six Months Ended
	June 30,
	2007	2006
	($ in millions)
Net earnings	$159.4	$60.9
Adjustments to reconcile net earnings to net cash used by operating activities	(54.4)	38.1
Changes in current assets and liabilities, net of divestitures	74.0	(54.4)

Net cash provided by operating activities	$179.0	$44.6
     Net cash provided by operating activities increased $134.4 million in the six months ended June 30, 2007 compared to the same period in 2006. The increase was primarily due to increased operating performance in all business segments as well as an additional $21.5 million of dividends received from affiliated companies, primarily Agriliance, during the six months ended June 30, 2007 compared with the same period in 2006.
Investing Activities

	For the Six Months Ended
	June 30,
	2007	2006
	($ in millions)
Additions to property, plant and equipment	$(43.5)	$(33.6)
Acquisitions	(0.1)	(84.2)
Payments for investments	(0.7)	(2.5)
Net proceeds from divestiture of businesses	211.9	28.7
Proceeds from sale of investments	0.5	7.8
Proceeds from sale of property, plant and equipment	4.4	0.9
Other	(0.9)	(1.1)

Net cash provided (used) by investing activities	$171.6	$(84.0)
     Net cash provided by investing activities increased $255.6 million for the six months ended June 30, 2007 compared to the same period from the prior year. The increase is primarily related to approximately $211.9 million of net proceeds received from the divestiture of the Cheese & Protein International facility. In 2006 net proceeds relates to proceeds received through June 30, 2006 from the sale of the Layers liquid egg business. In addition, in January 2006 we paid $71.0 million to acquire the remaining minority interest in MoArk and $13.2 million to acquire the remaining minority interest of Penny-Newman Milling LLC, a Feed subsidiary.
     We expect total capital expenditures to be approximately $125 million in 2007. Of such amount, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures will be required.
Financing Activities

	For the Six Months Ended
	June 30,
	2007	2006
	($ in millions)
Increase (decrease) in short-term debt, net	$3.7	$(22.0)
Proceeds from issuance of long-term debt	6.2	2.0
Principal payments on long-term debt	(28.8)	(33.8)
Payments for redemption of member equities	(35.3)	(43.0)
Other	(0.2)	(0.5)

Net cash used by financing activities	$(54.4)	$(97.3)

     Net cash used by financing activities declined $42.9 million for the six months ended June 30, 2007 compared to the same period from the prior year. The change is primarily due to repayments made by the Company, and its MoArk subsidiary under revolving credit facilities during the first six months in 2007. During the first six months of 2006, MoArk paid a net $19.0 million for borrowings outstanding which is reflected as a change in short-term debt.
Principal Debt Facilities
     Under our five-year secured revolving credit facility, lenders have committed to make advances and issue letters of credit until August 2011 in an aggregate amount not to exceed $225 million. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on our leverage ratio at June 30, 2007, the LIBOR margin for the revolving credit facility is 87.5 basis points and the spread for the Alternative Base Rate is 0 basis points. LIBOR may be set for one, two, three or six month periods at our election. There was no outstanding balance on our revolving credit facility at June 30, 2007 and December 31, 2006.
     Under our five-year, $200 million receivables securitization facility, Land O’Lakes and certain wholly owned, consolidated entities sell Feed, Dairy Foods, Seed and other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (“the SPE”). The Company sells the receivables to the SPE in order to obtain financing for its short-term borrowing needs. Under this facility, the SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. The effective cost of this facility is LIBOR plus 87.5 basis points. In September 2006, the Company amended and restated this facility; and under the terms of this facility, the SPE does not meet the definition of a qualified special purpose entity. Accordingly, as of September 6, 2006, the assets and liabilities of the SPE were fully consolidated in the Company’s consolidated financial statements. At June 30, 2007, the SPE’s receivables were $305.8 million, there was no outstanding borrowing balance and $200 million was available under this facility. At December 31, 2006, the SPE’s receivables were $342.6 million, there were no outstanding borrowings and $200 million was available under this facility.
     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes are callable beginning in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price is 102.25%. The notes are callable at par beginning in December 2009. The balance outstanding for these notes at June 30, 2007 was $175 million.
     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes became callable in November 2006 at a redemption price of 104.375%. In November 2007 and 2008, the redemption price will decline to 102.917% and 101.458%, respectively. The notes are callable at par beginning in November 2009. In September 2005, $3.8 million of these notes were tendered in accordance with the terms of the indentures of the notes which required a par offer in August 2005 as a result of receiving cash proceeds from the sale of our investment in CF Industries. In November 2005, we completed a “modified Dutch Auction” cash tender for these notes and purchased $149.7 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount. On April 2, 2007, upon receipt of the proceeds related to the sale of our Cheese & Protein International LLC (“CPI”) operations, we launched a par offer in accordance with the terms of the indentures governing these notes. The par offer expired on May 4, 2007 and $2.7 million of notes were tendered. The balance outstanding for these notes at June 30, 2007 was $193.7 million.
     In addition to the modified Dutch Auction, we, or our affiliates, are permitted by the indentures governing our 8.75% senior unsecured notes and our 9.00% senior secured notes to make open market purchases of such notes, on such terms and at such prices as we or our affiliates may determine. No such purchases were made in the six months ended June 30, 2007.
     We use interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps is to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirror the terms of the 8.75% senior unsecured notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. At June 30, 2007, the aggregate notional amount of the swaps was $102 million. The swap fair value was a liability of $3.2 million at June 30, 2007, which is reflected in employee benefits and other liabilities in our consolidated balance sheet, and the fair value adjustment on the hedged debt was included in long-term debt in the consolidated balance sheet at June 30, 2007.
     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our senior indebtedness. At June 30, 2007, the outstanding balance of Capital Securities was $190.7 million.

     The credit agreements relating to the Company’s revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain certain interest coverage and leverage ratios. Land O’Lakes debt covenants were all satisfied as of June 30, 2007.
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
     The Company’s MoArk subsidiary has a $40 million revolving credit facility which is subject to a borrowing base limitation and terminates June 1, 2009. Borrowings under the revolving credit facility were $0 at June 30, 2007 and $13.0 million at December 31, 2006. The revolving credit facility is subject to certain debt covenants which were all satisfied as of June 30, 2007.
Capital Leases
     MoArk, a consolidated subsidiary of Land O’Lakes, had capital leases at June 30, 2007 of $7.0 million for land, buildings, machinery and equipment at various locations. The interest rates on the capital leases range from 5.92% to 8.95% with a weighted average rate of 7.0%. The weighted average term until maturity is four years. Land O’Lakes does not provide any guarantees or support for MoArk’s capital leases.
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
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position, and requires additional disclosures in the notes to consolidated financial statements. This pronouncement is effective December 31, 2007, and the Company is currently assessing the impact of adopting SFAS 158.
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

Critical Accounting Policies
     Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006. The accounting policies used in preparing our interim 2007 consolidated financial statements are the same as those described in our Form 10-K except that in the six months ended June 30, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Statement is effective January 1, 2007 and did not have a material impact on the Company’s consolidated financial statements.
Forward-Looking Statements
     The information presented in this Form 10-Q under the headings “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “could”, “should”, “seeks”, “pro forma” and “intend” and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in “Part II. Other Information Item 1A. Risk Factors” on pages 40 to 41. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in “Part II. Other Information Item 1A — Risk Factors” on pages 40 to 41. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For the six months ended June 30, 2007 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to maintain an appropriate balance between fixed and floating rate exposures. As of June 30, 2007, we had three interest rate swaps relating to our 8.75% senior unsecured notes. These swaps mirror the terms of the 8.75% notes and effectively convert $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. The interest rate swaps are designated as fair value hedges of our fixed rate debt. As critical terms of the swaps and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains or losses on the swaps are completely offset by the fair value adjustment to the underlying debt. At June 30, 2007, the notional amount of the swaps was $102 million in aggregate. The fair value of the interest rate swaps was a liability for $3.2 million at June 30, 2007, which is reflected in employee benefits and other liabilities in our consolidated balance sheet, and the fair value adjustment on the hedged debt was included in long-term debt in our consolidated balance sheet at June 30, 2007.
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
     On May 2, 2007, International Ingredient Corporation (“IIC”) filed a lawsuit in the United States District Court for the Eastern District of Missouri against the Company claiming breach of contract under a certain whey supply agreement. IIC and the Company resolved the dispute, entered into a new supply agreement and ended the litigation.
     On March 6, 2007, Land O’Lakes, Inc. announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup® Ready Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup® Ready Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup® Ready Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup® Ready Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. As a result of the court’s actions, for the six months ended June 30, 2007, the Company’s Seed segment recorded $6.4 million relating to alfalfa inventory write-downs and increased sales returns reserves in cost of sales and net sales, respectively. Although the Company believes the outcome of the environmental study will be favorable, there are approximately $28 million of purchase commitments with seed producers over the next two years which could impact future earnings.
     On February 24, 2004, Cache La Poudre Feeds, LLC (“Cache”) filed a lawsuit in the United States District Court for the District of Colorado against Land O’Lakes Farmland Feed LLC and certain named individuals claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. The Company denied any wrongdoing and pursued certain counterclaims against Cache. The trial concluded on July 10, 2007 and the jury determined that Cache had suffered actual damages of approximately $0.5 million. In addition, the jury provided an advisory opinion to the judge in which the Company could be required to pay to Cache an additional $14.6 million for alleged profits. No judgment has been entered at this time and we expect a final ruling by September, 2007. The Company has recorded an accrual at June 30, 2007 for potential losses and holds insurance coverage.
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
Item 1A. Risk Factors
Set forth below is a summary of the material risk factors for Land O’Lakes, Inc:
•	COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

•	OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR MARGINS, PARTICULARLY THOSE RELATED TO OUR SALES OF ROUNDUP® READY ALFALFA.

•	THE GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED SALES AND MARGINS AND COULD CONTINUE TO NEGATIVELY IMPACT OUR SALES AND MARGINS.

•	CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR DAIRY FOODS REVENUES AND CASH FLOWS.

•	OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER CONDITIONS.

•	INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILITY.

•	OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

•	CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR MARGINS TO DECLINE AND REDUCE THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES.

•	WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

•	CERTAIN OF OUR BUSINESSES MAY BE ADVERSELY AFFECTED BY THEIR DEPENDENCE UPON THEIR SUPPLIERS.

•	OUR FINANCIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT FACILITIES AND TO OPERATE OUR BUSINESSES.

•	SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

•	DESPITE OUR LEVERAGE, WE WILL BE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR LEVERAGE, INCLUDING OUR ABILITY TO SERVICE OUR DEBT.

•	IF CREDITORS OF OUR SUBSIDIARIES AND JOINT VENTURES MAKE CLAIMS WITH RESPECT TO THE ASSETS AND EARNINGS OF THESE COMPANIES, SUFFICIENT FUNDS MAY NOT BE AVAILABLE TO REPAY OUR INDEBTEDNESS AND WE MAY NOT RECEIVE THE CASH WE EXPECT FROM INTERCOMPANY TRANSFERS.

•	RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS LIMIT OUR ABILITY TO FINANCE FUTURE OPERATIONS OR CAPITAL NEEDS OR TO ENGAGE IN OTHER BUSINESS ACTIVITIES THAT MAY BE IN OUR BEST INTERESTS.

•	THE COLLATERAL PLEDGED IN SUPPORT OF OUR DEBT OBLIGATIONS MAY NOT BE VALUABLE ENOUGH TO SATISFY ALL THE BORROWINGS SECURED BY THE COLLATERAL.

•	A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.

•	OUR LIMITED ACCESS TO EQUITY MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL.

•	INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

•	OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

•	PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

•	WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS AND REGULATIONS APPLICABLE TO OUR OPERATIONS.

•	STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

•	THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.

Item 6. Exhibits
(a)	Exhibits

EXHIBIT	DESCRIPTION

3.1	Restated Articles of Incorporation and By-Laws (as amended, February 2007).*

10.1	Asset Purchase and Sale Agreement by and among Cheese & Protein International LLC (as seller) and Land O’Lakes, Inc., and Saputo Cheese USA Inc. (as buyer) and Saputo Inc., dated February 20, 2007.*

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed electronically herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August, 2007.

LAND O’LAKES, INC.

By	/s/ Daniel Knutson Daniel E. Knutson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)