Form 10-Q
period 2007-09-30
LAND O LAKES INC
filed 2007-11-14
CIK 1032562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to            .
Commission file number 333-84486
Land O’Lakes, Inc.
(Exact name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-0365145 (I.R.S. Employer Identification No.)

4001 Lexington Avenue North
Arden Hills, Minnesota (Address of Principal Executive Offices)	55112 (Zip Code)
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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Land O’Lakes, Inc. is a cooperative. Our voting and non-voting common equity can only be held by our members. No public market for voting and non-voting common equity of Land O’Lakes, Inc. is established and it is unlikely, in the foreseeable future that a public market for our voting and non-voting common equity will develop. The number of shares of the registrant’s common stock outstanding as of October 31, 2007: 920 shares of Class A common stock, 3,945 shares of Class B common stock, 160 shares of Class C common stock, and 1,054 shares of Class D common stock.
     Documents incorporated by reference: None.
We maintain a website on the Internet through which additional information about Land O’Lakes, Inc. is available. Our website address is www.landolakesinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases and earnings releases are available on our website when they are released publicly or filed with the SEC.

Part I. Financial Information
Item 1. Financial Statements
LAND O’LAKES, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2007	2006
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,101	$79,707
Receivables, net	934,696	604,580
Inventories	910,371	471,396
Prepaid expenses	39,765	350,423
Other current assets	62,856	50,594

Total current assets	2,001,789	1,556,700

Investments	233,463	270,202
Property, plant and equipment, net	538,814	665,069
Goodwill, net	351,087	326,527
Other intangible assets, net	109,030	95,043
Other assets	120,447	113,191

Total assets	$3,354,630	$3,026,732

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$339,404	$58,300
Current portion of long-term debt	5,164	10,972
Accounts payable	771,305	529,850
Customer advances	8,905	419,516
Accrued expenses	349,210	223,597
Patronage refunds and other member equities payable	29,506	18,626

Total current liabilities	1,503,494	1,260,861

Long-term debt	615,730	639,059
Employee benefits and other liabilities	175,850	173,446
Minority interests	5,748	8,830
Commitments and contingencies (Note 15)

Equities:
Capital stock	1,732	1,828
Member equities	958,329	904,183
Accumulated other comprehensive loss	(65,389)	(66,276)
Retained earnings	159,136	104,801

Total equities	1,053,808	944,536

Total liabilities and equities	$3,354,630	$3,026,732

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)
Net sales	$2,134,573	$1,524,579	$6,338,872	$5,208,602
Cost of sales	1,967,905	1,399,168	5,765,238	4,759,835

Gross profit	166,668	125,411	573,634	448,767

Selling, general and administrative	158,194	123,118	448,047	389,801
Restructuring and impairment charges	32	15,116	1,721	19,397
Gain on insurance settlement	—	—	(5,941)	—

Earnings (loss) from operations	8,442	(12,823)	129,807	39,569

Interest expense, net	9,794	12,985	33,514	44,725
Other income, net	(9,383)	(1,754)	(37,679)	(17,624)
Equity in losses (earnings) of affiliated companies	7,075	2,383	(58,044)	(27,346)
Minority interest in earnings of subsidiaries	286	542	872	1,127

Earnings (loss) before income taxes	670	(26,979)	191,144	38,687
Income tax expense (benefit)	3,466	(10,282)	34,566	(5,480)

Net (loss) earnings	$(2,796)	$(16,697)	$156,578	$44,167

Applied to:

Member equities

Allocated patronage	$(2,069)	$5,237	$98,792	$42,255
Deferred equities	(206)	707	4,678	525

	(2,275)	5,944	103,470	42,780
Retained earnings	(521)	(22,641)	53,108	1,387

	$(2,796)	$(16,697)	$156,578	$44,167

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
	($ in thousands)
Cash flows from operating activities:
Net earnings	$156,578	$44,167
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	61,514	71,271
Amortization of deferred financing costs	1,727	1,759
Bad debt expense	2,334	1,983
Proceeds from patronage revolvement received	3,133	4,961
Non-cash patronage income	(1,462)	(1,138)
Insurance recovery – business interruption	4,551	—
Deferred income tax (benefit) expense	(17,907)	2,252
(Increase) decrease in other assets	(2,057)	1,631
Decrease in other liabilities	(2,795)	(2,487)
Restructuring and impairment charges	1,721	19,397
Gain on divestiture of businesses	(28,474)	(8,063)
Gain on sale of investments	(9,205)	(7,736)
Gain on insurance settlement	(5,941)	—
Equity in earnings of affiliated companies	(58,044)	(27,346)
Dividends from investments in affiliated companies	27,020	3,952
Minority interests	872	1,127
Other	(218)	(3,222)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(190,021)	128,367
Inventories	(150,118)	(5,680)
Other current assets	305,287	273,132
Accounts payable	210,550	(146,300)
Customer advances	(410,611)	(373,087)
Accrued expenses	66,824	53,221

Net cash (used) provided by operating activities	(34,742)	32,161
Cash flows from investing activities:
Additions to property, plant and equipment	(62,309)	(50,658)
Acquisitions	(2,930)	(84,187)
Investments in affiliates	(216,555)	(4,025)
Net settlement on repositioning investment in joint venture	(133,539)	—
Net proceeds from divestiture of businesses	212,101	37,220
Proceeds from sale of investments	475	8,819
Proceeds from sale of property, plant and equipment	5,068	1,248
Insurance proceeds for replacement assets	8,635	—
Change in notes receivable	(18,193)	5,733
Other	(606)	6,908

Net cash used by investing activities	(207,853)	(78,942)
Cash flows from financing activities:
Increase (decrease) in short-term debt	282,634	(32,244)
Proceeds from issuance of long-term debt	7,684	10,004
Principal payments on long-term debt	(36,960)	(35,286)
Payments for redemption of member equities	(36,213)	(43,193)
Payments for debt issuance costs	—	(1,527)
Other	(156)	5,051

Net cash provided (used) by financing activities	216,989	(97,195)
Net cash used by operating activities of discontinued operations	—	(349)

Net decrease in cash and cash equivalents	(25,606)	(144,325)
Cash and cash equivalents at beginning of the period	79,707	179,704

Cash and cash equivalents at end of the period	$54,101	$35,379

Supplementary Disclosure of Cash Flow Information
Cash paid during periods for:
Interest	$39,538	$39,868
Income taxes	48,294	4,626
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
     Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation. Specifically, certain sales transfers in Dairy Foods totaling $55.9 million and $131.4 million for the three and nine month periods ended September 30, 2006, respectively, have been reclassified to cost of sales in the 2006 consolidated statements of operations. Reclassifications between Seed inventories, prepaid expenses, accounts payable and accrued expenses have been reflected in the December 31, 2006 consolidated balance sheet and the nine month period ended September 30, 2006 consolidated statement of cash flows. These reclassifications resulted in a $28.4 million reduction in total current assets and total current liabilities in the December 31, 2006 consolidated balance sheet and no change to net cash (used) provided by operating activities in the 2006 consolidated statement of cash flows. In addition, a $5.7 million change in notes receivable has been reclassified from operating activities to investing activities in the 2006 consolidated statement of cash flows. These reclassifications had no effect on previously reported gross profit or net earnings.
     As of September 30, 2007, the Company separately reported customer advances in the consolidated balance sheet (previously reported in accounts payable) to provide clearer disclosure of this liability. The previously reported 2006 consolidated balance sheet and consolidated statement of cash flows have been adjusted to conform to the current year presentation.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires that financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 was effective January 1, 2007 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See note 9 for further information.
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

Accounting Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, and are not limited to, rebate receivables, the allowance for doubtful accounts, the valuation of goodwill and other intangible assets, and trade promotion and consumer incentives.
2. Repositioning of Agronomy Assets
     Land O’Lakes has a 50% ownership interest in Agriliance LLC (“Agriliance”) with the remaining 50% interest held by United Country Brands, LLC (a wholly owned subsidiary of CHS Inc (“CHS”)). The Company accounts for its investment in Agriliance under the equity method of accounting. On September 4, 2007 (effective as of September 1, 2007), the Company, CHS and Agriliance entered into an agreement whereby Agriliance distributed a portion of its assets, primarily its wholesale crop protection products business (“CPP”) assets and its wholesale crop nutrients business (“CN”) assets, to the parent companies in an effort to enhance operating efficiencies and more closely align the businesses within the parent companies. Based on ownership interests, each parent would be entitled to receive 50% of the CPP and CN assets distributed. In order to meet the objectives of the distributions, Land O’Lakes granted CHS the right to receive 100% of the CN assets distributed in exchange for the right to receive 100% of the CPP assets distributed. Land O’Lakes agreed to pay $229.7 million and CHS agreed to pay $141.9 million for their respective distribution rights. The parent companies net settled the transaction in September 2007 whereby the Company paid $133.5 million in cash and recorded a $45.7 million receivable from CHS. In September 2007, the Company also recorded a $9.3 million gain on sale of investment for the repositioning related to the CN assets distributed. In accordance with the agreement, the transaction remains subject to a final valuation true-up, which is expected to be completed in 2008.
     The net book value of CPP assets distributed by Agriliance to Land O’Lakes on September 4, 2007, was $331.6 million. The $165.8 million portion of the CPP assets distributed to Land O’Lakes attributable to its 50% ownership interest was recorded as a non-cash transaction, which reduced the Company’s investment in Agriliance. The $229.7 million Land O’Lakes agreed to pay for the right to receive an additional 50% of the CPP assets distributed was treated as a step acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The $63.9 million excess purchase price over book value of assets acquired has been preliminarily allocated to inventories and identifiable intangible assets based on the preliminarily estimated fair values at the date of the transaction with the remaining consideration allocated to goodwill. The Company is in the process of obtaining an independent fair value appraisal for certain assets and will finalize the valuation process in 2008. The closing date of the transaction was effective as of September 1, 2007, and accordingly, the results of operations of CPP are included in the consolidated financial statements from that date forward. The following table summarizes the amounts preliminarily assigned to major balance sheet captions at September 1, 2007 for the distributed net assets:

Receivables	$97,096
Inventories	302,956
Other current assets	712
Property, plant and equipment	23,733
Goodwill	52,278
Other intangibles	16,032
Other assets	1,557
Accounts payable	(32,632)
Accrued expenses	(58,938)
Employee benefits and other liabilities	(7,244)

Net assets distributed	$395,550

     Also, in September 2007, the Company contributed $215.9 million in cash to Agriliance which was used by Agriliance, along with equivalent funds provided by CHS, to pay down a certain portion of debt and to support on-going working capital requirements. Agriliance continues as a 50/50 joint venture between the parents and continues to operate its retail distribution businesses. Additionally, the Company and CHS each contributed $75.0 million and $20.0 million, in cash to Agriliance in October and November of 2007, respectively, to support on-going working capital requirements.
     The following unaudited pro forma summary presents the results of operations as if the CPP and CN asset distributions had occurred at the beginning of the periods presented. The pro forma amounts include certain estimates and assumptions to reflect the pro forma impact of net sales related to the CPP asset distribution, increased interest expense to finance the acquisition, estimated amortization of identifiable intangible assets and goodwill, elimination of inter-company sales and the elimination of the historical CPP and CN earnings accounted for under the equity method. The pro forma amounts do not reflect any benefits from synergies which might be realized nor integration costs to be incurred subsequent to asset distributions. The pro forma information does not necessarily reflect the actual results that would have occurred had the distributions occurred on such date or at the beginning of the periods indicated, or that may be obtained in the future.

	Pro forma		Pro forma
	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$2,292,041	$1,723,630	$7,332,672	$6,212,778
Net (loss) earnings	(5,913)	(8,129)	156,477	82,683
3. Receivables
     A summary of receivables is as follows:

	September 30,	December 31,
	2007	2006
Trade accounts	$642,288	$469,230
Notes and contracts	85,794	73,469
Other	220,604	72,435

	948,686	615,134
Less allowance for doubtful accounts	13,990	10,554

Total receivables, net	$934,696	$604,580

     A substantial portion of the Company’s receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.
     The Company operates a wholly owned subsidiary, which provides operating loans and facility financing to farmers and livestock producers. These loans, which relate primarily to dairy, swine, cattle and other livestock production, are presented as notes and contracts for the current portion and as other assets for the noncurrent portion. Total notes and contracts were $125.7 million at September 30, 2007 and $102.6 million at December 31, 2006 of which $69.7 million and $58.2 million, respectively, was the current portion included in the table above.
4. Inventories
     A summary of inventories is as follows:

	September 30,	December 31,
	2007	2006
Raw materials	$158,719	$152,010
Work in process	3,448	3,914
Finished goods	748,204	315,472

Total inventories	$910,371	$471,396

5. Investments
     A summary of investments is as follows:

	September 30,	December 31,
	2007	2006
Agriliance LLC	$77,925	$124,719
Ag Processing Inc.	35,013	33,975
Advanced Food Products, LLC	33,125	32,933
Agronomy Company of Canada Ltd.	21,407	16,834
Universal Cooperatives, Inc.	7,909	7,986
Delta Egg Farm, LLC	5,649	3,890
CoBank, ACB	4,304	7,198
Prairie Farms Dairy, Inc.	3,812	3,696
Golden Oval Eggs, LLC	2,870	4,265
Melrose Dairy Proteins, LLC	2,604	5,741
Other – principally cooperatives and joint ventures	38,845	28,965

Total investments	$233,463	$270,202

     The decrease in investments is primarily due to the decrease in the Company’s investment in Agriliance. See note 2 for further discussion.

     Summarized financial information for Agriliance LLC as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three month ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$606,139	$633,638	$3,254,154	$3,041,259
Gross profit	79,386	64,774	385,934	296,052
Net (loss) earnings	(26,226)	(8,098)	97,373	56,613

	September 30,	December 31,
	2007	2006
Current assets	$601,865	$1,518,133
Non-current assets	67,466	164,917
Current liabilities	479,048	1,302,148
Non-current liabilities	34,804	131,465
Total equity	155,479	249,437
     For the three and nine months ended September 30, 2007, Agriliance recorded a $20.0 million impairment charge for the write-down of certain retail distribution assets to their estimated fair values.
     For the nine months ended September 30, 2007, the Company received $19.6 million of dividend distributions from Agriliance compared with $0 for the nine months ended September 30, 2006.
6. Goodwill and Other Intangible Assets
Goodwill
     The carrying amount of goodwill by segment is as follows:

	September 30,	December 31,
	2007	2006
Feed	$127,585	$127,893
Agronomy	84,461	45,461
Dairy Foods	69,683	83,799
Layers	58,631	58,982
Seed	10,727	10,392

Total goodwill	$351,087	$326,527

     The increase in Agronomy goodwill was primarily due to $52.3 million of estimated goodwill from the September 2007 distribution of the wholesale CPP assets to the Company from Agriliance. The Agronomy increase was partially offset by a goodwill decrease of $8.5 million attributed to the sale of the Company’s ownership interest in CN related assets and by the effect of $4.8 million of amortization associated with investments in joint ventures and cooperatives. See note 2 for further discussion.
     The decrease in Dairy Foods goodwill was primarily due to $13.4 million of goodwill associated with the April 2007 sale of the Cheese & Protein International, LLC cheese operations. See note 13 for further information.
Other Intangible Assets
     A summary of other intangible assets is as follows:

	September 30,	December 31,
	2007	2006
Amortized other intangible assets:
Patents, less accumulated amortization of $6,968 and $6,063, respectively	$9,743	$10,648
Trademarks, less accumulated amortization of $1,548 and $2,498, respectively	1,445	1,472
Other intangible assets, less accumulated amortization of $10,720 and $10,578, respectively	21,217	6,298

Total amortized other intangible assets	32,405	18,418
Total non-amortized other intangible assets — trademarks and dealer networks	76,625	76,625

Total other intangible assets	$109,030	$95,043

     The increase in other intangible assets was primarily due to $16.0 million of estimated intangible assets arising from the CPP asset distribution discussed in note 2.
     Amortization expense for the three months ended September 30, 2007 and 2006 was $0.9 million. Amortization expense for the nine months ended September 30, 2007 and 2006 was $2.7 million. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $2.2 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 7 years. The majority of the other intangible assets are related to Feed acquisitions.

7. Debt Obligations
Notes and Short-term Obligations
     The Company had notes and short-term obligations at September 30, 2007 and December 31, 2006 of $339.4 million and $58.3 million, respectively. The Company maintains credit facilities to finance its short-term borrowing needs, including a revolving credit facility and a receivables securitization facility. On September 4, 2007, the Company paid $133.5 million in a net settlement transaction with CHS Inc. related to the distributions from Agriliance as discussed in note 2. The Company funded the payment by utilizing existing cash and borrowing under its short-term borrowing facilities.
     The Company maintains a $225 million, five-year revolving credit facility that matures in 2011 to finance its short-term borrowing needs. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of September 2007, the LIBOR margin for the revolving credit facility is 87.5 basis points and the spread for the Alternative Base Rate is 0 basis points. LIBOR may be set for one, two, three or six month periods at the election of the Company. At September 30, 2007, there was no outstanding balance on the revolving credit facility and $196.0 million was available after giving effect to $29.0 million of outstanding letters of credit, which reduce availability.
     The Company also maintains a five-year receivables securitization facility, which matures in 2011, to finance its short-term borrowing needs. In conjunction with the CPP asset distribution in September 2007, the Company executed an amendment to its securitization facility to increase its borrowing capacity from $200 million to $300 million. The amended facility will provide the Company with additional liquidity for incremental working capital needs associated with the CPP asset distribution. The Company and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (“the SPE”). The SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. Borrowings under the receivables securitization facility bear interest at LIBOR plus 87.5 basis points. At September 30, 2007 and December 31, 2006, the SPE’s receivables were $490.4 million and $342.6 million, respectively. At September 30, 2007 and December 31, 2006, outstanding balances under the facility were $280.0 million and $0, respectively, and availability was $20.0 million and $200.0 million, respectively.
     The Company also had $59.4 million as of September 30, 2007 and $56.5 million as of December 31, 2006 of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers. The weighted average interest rate on short-term borrowings and notes outstanding at September 30, 2007 and December 31, 2006 was 6.43% and 5.52%, respectively.
Long-term Debt
     A summary of long-term debt is as follows:

	September 30,	December 31,
	2007	2006
Senior unsecured notes — due 2011 (8.75%)	$192,743	$196,452
Senior secured notes — due 2010 (9.00%)	175,000	175,000
Capital Securities of Trust Subsidiary — due 2028 (7.45%)	190,700	190,700
MoArk, LLC debt — due 2007 through 2023 (7.81% weighted average)	29,904	44,004
Industrial development revenue bonds and other secured notes payable — due 2008 through 2009 (6.00%)	48	14,868
Capital lease obligations (5.22% to 8.95%)	6,564	7,776
Other debt	25,935	21,231

	620,894	650,031
Less current portion	5,164	10,972

Total long-term debt	$615,730	$639,059

     The Company’s MoArk subsidiary maintains a $40 million revolving credit facility which is subject to a borrowing base limitation and terminates in June 2009. Borrowings outstanding under the revolving credit facility at September 30, 2007 and December 31, 2006 were $0 and $13.0 million, respectively. MoArk’s facility is not guaranteed by the Company, nor is it secured by Company assets.
     On March 22, 2007, the Company fully redeemed and retired $10.0 million of outstanding pollution control bonds related to the Cheese & Protein International LLC (“CPI”) facility.

     On April 2, 2007, the Company sold substantially all of the assets related to its CPI cheese and whey operations. As a result of the sale and upon receipt of the proceeds, the Company initiated a par offer in accordance with the indentures governing the 8.75% senior unsecured notes and 9.00% senior secured notes. The $213 million offer expired May 4, 2007, and $2.7 million of the 8.75% senior unsecured notes were tendered. On August 16, 2007, the Company purchased an additional $1.0 million of the 8.75% senior unsecured notes as permitted by the indentures.
     On September 4, 2007, the Company fully redeemed and retired $4.8 million of outstanding industrial development revenue bonds.
     On September 11, 2007, the Company terminated an interest rate swap arrangement related to the 8.75% senior unsecured notes in order to rebalance its interest rate risk exposure. The fair value of the interest rate swap at termination was $1.2 million and remains within total long-term debt as an adjustment to the fair value of the underlying debt. The fair value adjustment is amortized on a straight-line basis over the remaining life of the notes.
     The Company and MoArk are each subject to certain restrictions and covenant ratio requirements relating to their respective financing arrangements.  As of September 30, 2007, Land O’Lakes and MoArk’s debt covenants were all satisfied.
8. Other Comprehensive (Loss) Income
     Comprehensive income was as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2007	2006	2007	2006
Net (loss) earnings	$(2,796)	$(16,697)	$156,578	$44,167
Unrealized gain (loss) on available-for-sale-investment securities	283	(49)	283	(107)
Change in minimum pension liability	(1,055)	111	(1,249)	111
Foreign currency translation adjustment	611	201	1,853	743

Total comprehensive (loss) income	$(2,957)	$(16,434)	$157,465	$44,914

9. Income Taxes
     The Company derives a majority of its business from members, although it is allowed by the Internal Revenue Code to conduct non-member business. Earnings from member business are deductible from taxable income as a patronage deduction. Earnings from non-member business are taxed as corporate income in the same manner as a typical corporation. The federal and state statutory rate applied to non-member business activity was 38.3% for the three and nine month periods ended September 30, 2007 and 2006. Income tax expense and the overall effective tax rate varies significantly each period based upon profitability and the level of non-member business during each of the comparable periods.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings upon adoption. At January 1, 2007, the Company had unrecognized tax benefits of approximately $14.1 million. The liability for unrecognized tax benefits includes $0.1 million of interest and no penalties. Included in the balance at January 1, 2007 are approximately $11.6 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. For the three and nine months ended September 30, 2007, the effective tax rate was impacted by a $0.7 million and $1.5 million increase to income tax expense, respectively, due to unrecognized tax benefits as a result of tax positions taken.
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

10. Pension and Other Postretirement Plans
     The following table presents the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended September 30:

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Service cost	$3,566	$4,850	$182	$175
Interest cost	8,296	7,925	980	975
Expected return on assets	(9,262)	(8,650)	—	—
Amortization of actuarial loss	3,238	3,425	735	675
Amortization of prior service cost	(121)	(125)	—	75
Amortization of transition obligation	—	—	107	150

Net periodic benefit cost	$5,717	$7,425	$2,004	$2,050

     During the three months ended September 30, 2007, the Company contributed $21.1 million to its defined benefit pension plans and $1.1 million to its other postretirement benefits plans.
     The following table presents the components of net periodic benefit cost for pension benefits and other postretirement benefits for the nine months ended September 30:

			Other Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Service cost	$10,699	$14,550	$547	$525
Interest cost	24,888	23,775	2,942	2,925
Expected return on assets	(27,788)	(25,950)	—	—
Amortization of actuarial loss	9,709	10,275	2,207	2,025
Amortization of prior service cost	(365)	(375)	—	225
Amortization of transition obligation	—	—	321	450

Net periodic benefit cost	$17,143	$22,275	$6,017	$6,150

     During the nine months ended September 30, 2007, the Company contributed $23.0 million to its defined benefit pension plans and $3.1 million to its other postretirement benefits plans.
     The Company expects to contribute approximately $5.5 million to its other postretirement benefits plans and $24.4 million to its defined benefit pension plans in 2007.
11. Restructuring and Impairment Charges
     A summary of restructuring and impairment charges is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Restructuring charges	$32	$116	$411	$1,614
Impairment charges	—	15,000	1,310	17,783

Total restructuring and impairment charges	$32	$15,116	$1,721	$19,397

Restructuring Charges
     During the three and nine months ended September 30, 2007, the Company recorded restructuring charges, primarily for employee severance due to the announced closure of Feed facilities in Wisconsin and Kansas.
     In February 2006, Dairy Foods closed a facility in Greenwood, Wisconsin. As a result, the Company recorded restructuring charges for the three and nine months ended September 30, 2006 of $0.1 million and $1.6 million, respectively, which are primarily related to a long-term contractual obligation for waste-water treatment with the city of Greenwood.
Impairment Charges
     For the nine months ended September 30, 2007, the Company incurred impairment charges of $1.3 million. Seed incurred a $0.5 million impairment charge related to structural deterioration of a soybean facility in Vincent, Iowa and a $0.2 million charge for impairment of a software asset. In Feed and Layers, impairment charges of $0.3 million and $0.3 million, respectively, were incurred for the write-down of various manufacturing facilities held for sale.

     For the three and nine months ended September 30, 2006, the Company recorded an impairment charge of $15.0 million to reduce the carrying value of the goodwill associated with MoArk, LLC shell egg business to its estimated fair value.
     For the nine months ended September 30, 2006, Dairy Foods recorded a $2.8 million impairment charge related to a note receivable from the sale of a cheese facility in Gustine, California.
12. Gain on Insurance Settlement
     In December 2005, a feed plant in Statesville, North Carolina was destroyed by fire and was shut down.  The Company temporarily used its other facilities to provide services to customers; in May, 2007, the Company resumed production at this facility.  The aggregate net book value of the damaged building, equipment and inventory is approximately $3.4 million.  The Company holds insurance coverage for property damage and business interruption, which provides recovery for a significant portion of the loss.  The insured value of the property exceeds its net book value; for the nine months ended September 30, 2007, the Company recorded a gain on insurance settlement of $5.9 million.  For the nine months ended September 30, 2007, the Company received $13.8 million of total proceeds for business interruption and capital asset replacement recoveries. Business interruption recoveries are recorded as a reduction to cost of sales in the Feed segment.  The Company expects to receive additional insurance proceeds for any additional replacement of capital assets through 2008.
13. Other Income, Net

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Loss (gain) on divestiture	$7	$(29)	$(28,474)	$(8,063)
(Gain) loss on sale of investments	(9,390)	100	(9,205)	(7,736)
Gain on sale of intangible	—	(1,825)	—	(1,825)

Total other income, net	$(9,383)	$(1,754)	$(37,679)	$(17,624)

     As part of its ongoing efforts to reposition non-strategic assets, on April 2, 2007, the Company sold substantially all of the assets related to its Dairy Foods Cheese & Protein International LLC (“CPI”) cheese and dairy by-products operations to a U.S. subsidiary of Saputo, Inc. (“Saputo”) for approximately $211.9 million in cash, net of related transaction fees, and recognized a gain on divestiture of $28.5 million for the nine months ended September 30, 2007. The divestiture included $19.8 million of inventory, $149.5 million of property, plant and equipment and $13.4 million of goodwill. In connection with the sale, the Company will continue to supply milk to Saputo at the Tulare, California facility at fair market prices.
     As part of the Company’s effort to reposition a portion of its Layers segment, on June 30, 2006, the Company divested the liquid egg operations of its MoArk subsidiary and recognized an $8.0 million gain on divestiture for the nine months ended September 30, 2006.
     During the three and nine months ended September 30, 2007, the Company recognized a gain on the sale of investment of $9.4 million related to the repositioning of its investment in Agriliance’s crop nutrients (“CN”) assets. See note 2 for further discussion.
     During the nine months ended September 30, 2006, the Company recognized a gain on sale of an investment held by Dairy Foods for $7.8 million.
     During the three and nine months ended September 30, 2006, the Company recognized a gain on sale of an intangible held by Dairy Foods for $1.8 million.
14. Other Acquisitions
     In August 2007, the Company acquired Gold Medal Seeds LTD, a Canadian corporation, for $2.9 million in cash.
     In January 2006, the Company acquired the remaining 42.5% ownership interest in MoArk from Osborne Investments, LLC (Osborne) for $71.0 million in cash. Also, in January 2006, the Company purchased the remaining 49.9% minority interest of Penny-Newman Milling LLC, a consolidated grain and feed subsidiary located in Fresno, California, for $13.2 million in cash plus assumed debt of $5.0 million.

15. Commitments and Contingencies
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit.  On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study (“EIS”) can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In August, FGI filed a notice of appeal with the Court, seeking to overturn the permanent injunction while the EIS is being conducted. FGI’s appeal seeks to correct the legal standards applied as the basis for the injunction, but does not challenge the Court’s order to complete the EIS. As a result of the court’s actions, for the nine months ended September 30, 2007, the Company’s Seed segment recorded a $8.2 million charge relating to alfalfa inventory write-downs and increased sales returns reserves which are reflected in gross profit. Although the Company believes the outcome of the environmental study will be favorable, there are approximately $24.0 million of purchase commitments with seed producers over the next two years and $12.6 million of inventory as of September 30, 2007, which could negatively impact future earnings if the results of the study are unfavorable.
     On February 24, 2004, Cache La Poudre Feeds, LLC (“Cache”) filed a lawsuit in the United States District Court for the District of Colorado against Land O’Lakes Farmland Feed LLC and certain named individuals claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. The Company denied any wrongdoing and pursued certain counterclaims against Cache.  The trial concluded on July 10, 2007, and the jury determined that Cache had suffered actual damages of approximately $0.5 million. In addition, the jury provided an advisory opinion to the judge in which the Company could be required to pay to Cache an additional $14.6 million for alleged profits earned by the Company. On August 30, 2007, the judge entered a final ruling, in which he reduced the alleged profits award from $14.6 million to $4.4 million. The jury’s actual damages award of $0.5 million was not reviewed by the judge, and therefore remains at its original amount. Cache has since filed motions to collect attorney’s fees and interest. Land O’Lakes has filed a counter to these motions as well as a motion to reduce the approximately $0.5 million awarded by the jury. The judge has ordered the parties to enter mandatory mediation, which is expected to be held in late November 2007. The Company holds insurance coverage and has recorded an accrual at September 30, 2007 for potential losses in excess of coverage.
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
     Agronomy consists primarily of the operations of Winfield Solutions, LLC (“Winfield”), a wholly owned subsidiary established in September 2007 upon the distribution of wholesale crop protection product assets to the Company from Agriliance LLC. Winfield operates primarily as a wholesale distributor of crop protection products, including herbicides, pesticides, fungicides and adjuvant. Agronomy also includes the Company’s 50% ownership in Agriliance LLC, which operates retail distribution businesses since the repositioning of the CPP and CN assets and is accounted for under the equity method. See note 2 for further discussion on the repositioning.
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

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended September 30, 2007:
Net sales (1)	$1,121,337	$722,819	$80,136	$94,036	$123,614	$(7,369)	$2,134,573
Cost of sales (2)	1,062,331	653,875	65,488	89,691	102,279	(5,759)	1,967,905
Selling, general and administrative	51,883	66,247	19,166	9,576	10,009	1,313	158,194
Restructuring and impairment charges	32	—	—	—	—	—	32
Interest expense (income), net	6,305	6,392	(3,956)	(913)	3,497	(1,531)	9,794
Other expense (income), net	—	7	—	(9,390)	—	—	(9,383)
Equity in loss (earnings) of affiliated companies	566	(1,144)	4	11,247	(3,598)	—	7,075
Minority interest in earnings of subsidiaries	—	286	—	—	—	—	286

Earnings (loss) before income taxes	$220	$(2,844)	$(566)	$(6,175)	$11,427	$(1,392)	$670

For the three months ended September 30, 2006:
Net sales (1)	$765,968	$628,946	$55,169	$—	$73,796	$700	$1,524,579
Cost of sales (2)	715,355	557,962	49,266	—	75,711	874	1,399,168
Selling, general and administrative	40,033	58,536	15,850	3,694	6,863	(1,858)	123,118
Restructuring and impairment charges	116	—	—	—	15,000	—	15,116
Interest expense (income), net	7,982	6,158	(1,993)	(1,747)	3,735	(1,150)	12,985
Other (income) expense, net	(1,825)	68	—	—	—	3	(1,754)
Equity in (earnings) loss of affiliated companies	(826)	(684)	(285)	1,963	2,206	9	2,383
Minority interest in earnings of subsidiaries	—	542	—	—	—	—	542

Earnings (loss) before income taxes	$5,133	$6,364	$(7,669)	$(3,910)	$(29,719)	$2,822	$(26,979)

For the nine months ended September 30, 2007:
Net sales (1)	$2,994,676	$2,175,933	$739,526	$94,036	$354,556	$(19,855)	$6,338,872
Cost of sales (2)	2,774,392	1,970,474	640,797	89,689	306,687	(16,801)	5,765,238
Selling, general and administrative	149,563	189,706	59,020	21,188	25,118	3,452	448,047
Restructuring and impairment charges	141	595	688	—	297	—	1,721
Gain on insurance settlement	—	(5,941)	—	—	—	—	(5,941)
Interest expense (income), net	17,388	19,568	(4,640)	(5,977)	11,420	(4,245)	33,514
Other (income) expense, net	(28,481)	7	—	(9,390)	—	185	(37,679)
Equity in loss (earnings) of affiliated companies	1,924	(2,023)	(50)	(50,588)	(7,300)	(7)	(58,044)
Minority interest in earnings of subsidiaries	—	872	—	—	—	—	872

Earnings (loss) before income taxes	$79,749	$2,675	$43,711	$49,114	$18,334	$(2,439)	$191,144

For the nine months ended September 30, 2006:
Net sales (1)	$2,350,917	$1,967,862	$607,066	$—	$286,843	$(4,086)	$5,208,602
Cost of sales (2)	2,202,882	1,763,484	518,365	—	277,161	(2,057)	4,759,835
Selling, general and administrative	126,385	176,987	50,516	10,443	26,335	(865)	389,801
Restructuring and impairment charges	4,397	—	—	—	15,000	—	19,397
Interest expense (income), net	24,985	18,751	(976)	(8,231)	13,356	(3,160)	44,725
Other (income) expense, net	(9,662)	68	—	—	(8,033)	3	(17,624)
Equity in (earnings) losses of affiliated companies	(458)	(1,101)	(285)	(30,299)	4,793	4	(27,346)
Minority interest in earnings of subsidiaries	—	1,127	—	—	—	—	1,127

Earnings (loss) before income taxes	$2,388	$8,546	$39,446	$28,087	$(41,769)	$1,989	$38,687

(1)	Net sales includes intersegment sales of:

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended: September 30, 2007	$5,095	$6,229	$—	$21	$—	$(11,345)	$—
For the three months ended: September 30, 2006	1,127	3,711	—	—	—	(4,838)	—
For the nine months ended: September 30, 2007	17,804	16,961	—	21	—	(34,786)	—
For the nine months ended: September 30, 2006	3,915	14,143	—	—	—	(18,058)	—
(2) Cost of sales includes unrealized hedging (gains) losses of:

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended: September 30, 2007	$(2,854)	$(5,039)	$(2,933)	$—	$(1,133)	$390	$(11,569)
For the three months ended: September 30, 2006	1,895	696	1,243	—	(17)	271	4,088
For the nine months ended: September 30, 2007	(1,390)	(762)	(2,527)	—	(1,277)	897	(5,059)
For the nine months ended: September 30, 2006	(693)	949	1,050	—	(279)	551	1,578
Unrealized hedging (gains) losses attributable to hedging activities within Agriliance are recognized in equity in earnings (loss) of affiliated companies in the Agronomy segment.

17. Consolidating Financial Information
     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.
     In September 2007, in conjunction with Agriliance’s distribution of CPP assets, the Company established Winfield Solutions, LLC (“Winfield”), a wholly owned subsidiary, and consolidated this entity into the Agronomy segment. Winfield is a guarantor of the Company’s financing arrangements. Accordingly, Winfield’s financial information has been included with the consolidated guarantors as of and for the one month period ended September 30, 2007.
     In August 2007, the Company purchased Gold Medal Seeds LTD (“Gold Medal”) and consolidated this entity into the Seed segment. Gold Medal is not a guarantor of the Company’s financing arrangements. Accordingly, Gold Medal’s financial information has been included with the non-guarantor subsidiaries since the date of purchase and as of September 30, 2007.
     In April 2007, the Company sold substantially all the assets related to its Cheese & Protein International LLC (“CPI”) subsidiary, which was a consolidated guarantor of the Company. Accordingly, as of the sale date, the divested operations of CPI have been removed from the consolidated guarantors supplemental financial information.
     In September 2006, the Company amended its receivables securitization facility and began to consolidate its wholly owned special purpose entity (“SPE”). The SPE is not a guarantor of the Company’s financing arrangements. Accordingly, the SPE’s financial information has been included with the non-guarantor subsidiaries for the three and nine month periods ended September 30, 2007 and as of September 30, 2007 and December 31, 2006.
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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
September 30, 2007

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$27,610	$57	$26,434	$—	$54,101
Receivables, net	248,669	344,309	608,636	(266,918)	934,696
Intercompany receivable, net	—	81,998	—	(81,998)	—
Inventories	363,209	500,653	46,509	—	910,371
Prepaid expenses	28,626	8,547	2,592	—	39,765
Other current assets	45,590	14,256	3,010	—	62,856

Total current assets	713,704	949,820	687,181	(348,916)	2,001,789

Investments	1,393,717	51,888	11,819	(1,223,961)	233,463
Property, plant and equipment, net	185,924	266,334	86,556	—	538,814
Goodwill, net	128,416	163,577	59,094	—	351,087
Other intangibles, net	3,826	102,999	2,205	—	109,030
Other assets	25,024	39,005	60,091	(3,673)	120,447

Total assets	$2,450,611	$1,573,623	$906,946	$(1,576,550)	$3,354,630

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$—	$2,695	$598,515	$(261,806)	$339,404
Current portion of long-term debt	1,836	411	2,917	—	5,164
Accounts payable	463,551	286,214	25,409	(3,869)	771,305
Intercompany payable, net	42,186	39,505	307	(81,998)	—
Customer advances	439	8,461	5	—	8,905
Accrued expenses	146,278	180,971	26,877	(4,916)	349,210
Patronage refunds and other member equities payable	29,506	—	—	—	29,506

Total current liabilities	683,796	518,257	654,030	(352,589)	1,503,494

Long-term debt	577,848	538	37,344	—	615,730
Employee benefits and other liabilities	135,159	34,365	6,326	—	175,850
Minority interests	—	1,396	4,352	—	5,748
Commitments and contingencies

Equities:
Capital stock	1,732	100	2,909	(3,009)	1,732
Additional paid-in capital	—	753,019	132,281	(885,300)	—
Member equities	958,329	—	—	—	958,329
Accumulated other comprehensive loss	(65,389)	(118)	489	(371)	(65,389)
Retained earnings	159,136	266,066	69,215	(335,281)	159,136

Total equities	1,053,808	1,019,067	204,894	(1,223,961)	1,053,808

Total liabilities and equities	$2,450,611	$1,573,623	$906,946	$(1,576,550)	$3,354,630

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2007

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,263,430	$728,856	$142,287	$—	$2,134,573
Cost of sales	1,193,522	653,561	120,822	—	1,967,905

Gross profit	69,908	75,295	21,465	—	166,668

Selling, general and administrative	74,979	74,942	8,273	—	158,194
Restructuring and impairment charges	32	—	—	—	32

(Loss) earnings from operations	(5,103)	353	13,192	—	8,442

Interest expense (income), net	15,458	(172)	(5,492)	—	9,794
Other (income) expense, net	(9,390)	7	—	—	(9,383)
Equity in earnings of affiliated companies	(10,967)	(1,162)	(4,255)	23,459	7,075
Minority interest in earnings of subsidiaries	—	—	286	—	286

(Loss) earnings before income taxes	(204)	1,680	22,653	(23,459)	670
Income tax expense	2,592	75	799	—	3,466

Net (loss) earnings	$(2,796)	$1,605	$21,854	$(23,459)	$(2,796)

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2007

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$3,481,824	$2,424,641	$432,407	$—	$6,338,872
Cost of sales	3,194,448	2,190,732	380,058	—	5,765,238

Gross profit	287,376	233,909	52,349	—	573,634

Selling, general and administrative	218,048	205,341	24,658	—	448,047
Restructuring and impairment charges	828	595	298	—	1,721
Gain on insurance settlement	—	(5,941)	—	—	(5,941)

Earnings from operations	68,500	33,914	27,393	—	129,807

Interest expense (income), net	34,024	(1,506)	996	—	33,514
Other income, net	(9,205)	(28,474)	—	—	(37,679)
Equity in earnings of affiliated companies	(145,468)	(2,114)	(8,696)	98,234	(58,044)
Minority interest in earnings of subsidiaries	—	—	872	—	872

Earnings before income taxes	189,149	66,008	34,221	(98,234)	191,144
Income tax expense	32,571	343	1,652	—	34,566

Net earnings	$156,578	$65,665	$32,569	$(98,234)	$156,578

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2007

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$156,578	$65,665	$32,569	$(98,234)	$156,578
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	31,259	23,448	6,807	—	61,514
Amortization of deferred financing costs	1,330	288	109	—	1,727
Bad debt expense	317	2,008	9	—	2,334
Proceeds from patronage revolvement received	3,128	5	—	—	3,133
Non-cash patronage income	(1,413)	(49)	—	—	(1,462)
Insurance recovery – business interruption	—	4,551	—	—	4,551
Deferred income tax expense (benefit)	7,864	(25,771)	—	—	(17,907)
Increase in other assets	(1,110)	(947)	—	—	(2,057)
Decrease in other liabilities	(3,120)	326	(1)	—	(2,795)
Restructuring and impairment charges	828	595	298	—	1,721
(Gain) loss on divestiture of business	—	(28,481)	7	—	(28,474)
Gain on sale of investments	(9,205)	—	—	—	(9,205)
Gain on insurance settlement	—	(5,941)	—	—	(5,941)
Equity in earnings of affiliated companies	(145,468)	(2,114)	(8,696)	98,234	(58,044)
Dividends from investments in affiliated companies	20,523	972	5,525	—	27,020
Minority interests	—	—	872	—	872
Other	283	(320)	(181)	—	(218)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	45,587	55,610	(145,491)	(145,727)	(190,021)
Inventories	(132,971)	(8,756)	(8,391)	—	(150,118)
Other current assets	293,256	11,249	782	—	305,287
Accounts payable	132,894	86,710	(2,337)	(6,717)	210,550
Customer advances	(383,618)	(23,401)	(3,592)	—	(410,611)
Accrued expenses	44,605	21,923	2,578	(2,282)	66,824

Net cash provided (used) by operating activities	61,547	177,570	(119,133)	(154,726)	(34,742)

Cash flows from investing activities:
Additions to property, plant and equipment	(30,147)	(27,837)	(4,325)	—	(62,309)
Acquisitions	(58)	—	(2,872)	—	(2,930)
Investments in affiliates	(216,399)	—	(156)	—	(216,555)
Net settlement on repositioning investment in joint venture	32,248	(165,787)	—	—	(133,539)
Net proceeds from divestiture of businesses	211,851	—	250	—	212,101
Proceeds from sale of investments	475	—	—	—	475
Proceeds from sale of property, plant and equipment	2,038	2,942	88	—	5,068
Insurance proceeds for replacement assets	—	8,635	—	—	8,635
Change in notes receivable	1,071	125	(19,575)	186	(18,193)
Other	(209)	(227)	(170)	—	(606)

Net cash provided (used) by investing activities	870	(182,149)	(26,760)	186	(207,853)

Cash flows from financing activities:
(Decrease) increase in short-term debt	(475)	(611)	129,180	154,540	282,634
Proceeds from issuance of long-term debt	2,184	1,750	3,750	—	7,684
Principal payments on long-term debt	(9,126)	(12,112)	(15,722)	—	(36,960)
Payments for redemption of member equities	(36,213)	—	—	—	(36,213)
Other	(153)	(3)	—	—	(156)

Net cash (used) provided by financing activities	(43,783)	(10,976)	117,208	154,540	216,989

Net increase (decrease) in cash and cash equivalents	18,634	(15,556)	(28,684)	—	(25,606)
Cash and cash equivalents at beginning of period	8,976	15,613	55,118	—	79,707

Cash and cash equivalents at end of period	$27,610	$57	$26,434	$—	$54,101

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$8,976	$15,613	$55,118	$—	$79,707
Receivables, net	300,803	266,680	449,742	(412,645)	604,580
Intercompany receivables, net	77,042	—	—	(77,042)	—
Inventories	227,258	204,814	39,324	—	471,396
Prepaid expenses	339,507	7,735	3,181	—	350,423
Other current assets	28,192	19,199	3,203	—	50,594

Total current assets	981,778	514,041	550,568	(489,687)	1,556,700

Investments	1,134,363	42,809	8,323	(915,293)	270,202
Property, plant and equipment, net	183,580	388,410	93,079	—	665,069
Goodwill, net	184,414	83,019	59,094	—	326,527
Other intangibles, net	4,789	88,255	1,999	—	95,043
Other assets	28,392	36,557	51,729	(3,487)	113,191

Total assets	$2,517,316	$1,153,091	$764,792	$(1,408,467)	$3,026,732

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$2,005	$3,306	$469,335	$(416,346)	$58,300
Current portion of long-term debt	449	403	10,120	—	10,972
Accounts payable	335,955	165,950	25,097	2,848	529,850
Intercompany payables, net	—	74,513	2,529	(77,042)	—
Customer advances	384,057	31,862	3,597	—	419,516
Accrued expenses	107,786	94,146	24,299	(2,634)	223,597
Patronage refunds and other member equities payable	18,626	—	—	—	18,626

Total current liabilities	848,878	370,180	534,977	(493,174)	1,260,861

Long-term debt	586,030	10,911	42,118	—	639,059
Employee benefits and other liabilities	137,872	27,542	8,032	—	173,446
Minority interests	—	4,808	4,022	—	8,830
Commitments and contingencies

Equities:
Capital stock	1,828	100	37	(137)	1,828
Additional paid-in capital	—	504,118	139,820	(643,938)	—
Member equities	904,183	—	—	—	904,183
Accumulated other comprehensive loss	(66,276)	(16)	—	16	(66,276)
Retained earnings	104,801	235,448	35,786	(271,234)	104,801

Total equities	944,536	739,650	175,643	(915,293)	944,536

Total liabilities and equities	$2,517,316	$1,153,091	$764,792	$(1,408,467)	$3,026,732

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$674,996	$749,897	$99,686	$—	$1,524,579
Cost of sales	623,976	677,844	97,348	—	1,399,168

Gross profit	51,020	72,053	2,338	—	125,411

Selling, general and administrative	56,530	57,068	9,520	—	123,118
Restructuring and impairment charges	9,393	—	5,723	—	15,116

(Loss) earnings from operations	(14,903)	14,985	(12,905)	—	(12,823)

Interest expense, net	8,714	3,969	302	—	12,985
Other (income) expense, net	(1,822)	68	—	—	(1,754)
Equity in losses (earnings) of affiliated companies	5,474	(641)	1,968	(4,418)	2,383
Minority interest in earnings of subsidiaries	—	—	542	—	542

(Loss) earnings before income taxes	(27,269)	11,589	(15,717)	4,418	(26,979)
Income tax (benefit) expense	(10,572)	1,641	(1,351)	—	(10,282)

Net (loss) earnings	$(16,697)	$9,948	$(14,366)	$4,418	$(16,697)

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$2,440,650	$2,410,319	$357,633	$—	$5,208,602
Cost of sales	2,227,345	2,190,416	342,074	—	4,759,835

Gross profit	213,305	219,903	15,559	—	448,767

Selling, general and administrative	177,620	184,084	28,097	—	389,801
Restructuring and impairment charges	13,674	—	5,723	—	19,397

Earnings (loss) from operations	22,011	35,819	(18,261)	—	39,569

Interest expense, net	35,333	7,634	1,758	—	44,725
Other expense (income), net	3,213	68	(20,905)	—	(17,624)
Equity in (earnings) loss of affiliated companies	(54,519)	(1,021)	4,555	23,639	(27,346)
Minority interest in (loss) earnings of subsidiaries	(61)	—	1,188	—	1,127

Earnings (loss) before income taxes	38,045	29,138	(4,857)	(23,639)	38,687
Income tax (benefit) expense	(6,122)	2,267	(1,625)	—	(5,480)

Net earnings (loss)	$44,167	$26,871	$(3,232)	$(23,639)	$44,167

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2006

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$44,167	$26,871	$(3,232)	$(23,639)	$44,167
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	30,443	33,400	7,428	—	71,271
Amortization of deferred financing costs	1,686	59	14	—	1,759
Bad debt expense	335	823	825	—	1,983
Proceeds from patronage revolvement received	4,957	4	—	—	4,961
Non-cash patronage income	(1,076)	(62)	—	—	(1,138)
Deferred income tax expense	2,252	—	—	—	2,252
Decrease (increase) in other assets	2,775	(1,744)	600	—	1,631
(Decrease) increase in other liabilities	(2,372)	55	(170)	—	(2,487)
Restructuring and impairment charges	13,674	—	5,723	—	19,397
Loss (gain) on divestiture of business	12,872	(30)	(20,905)	—	(8,063)
Gain on sale of investment	(7,834)	98	—	—	(7,736)
Equity in (earnings) loss of affiliated companies	(54,519)	(1,021)	4,555	23,639	(27,346)
Dividends from investments in affiliated companies	1,858	1,194	900	—	3,952
Minority interests	(61)	—	1,188	—	1,127
Other	(1,747)	(12)	(1,463)	—	(3,222)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	132,761	(38,556)	(234,326)	268,488	128,367
Inventories	494	(6,269)	95	—	(5,680)
Other current assets	268,992	3,788	352	—	273,132
Accounts payable	(146,440)	20,184	(22,088)	2,044	(146,300)
Customer advances	(351,146)	(30,606)	8,665	—	(373,087)
Accrued expenses	44,705	7,860	2,095	(1,439)	53,221

Net cash (used) provided by operating activities	(3,224)	16,036	(249,744)	269,093	32,161

Cash flows from investing activities:
Additions to property, plant and equipment	(19,248)	(20,363)	(11,047)	—	(50,658)
Acquisitions	(84,187)	—	—	—	(84,187)
Investments in affiliates	(22,925)	—	(3,100)	22,000	(4,025)
Net proceeds from divestiture of business	—	161	37,059	—	37,220
Proceeds from sale of investments	7,917	902	—	—	8,819
Proceeds from sale of property, plant and equipment	147	938	163	—	1,248
Changes in notes receivable	5,611	(141)	5,084	(4,821)	5,733
Other	809	3,901	2,198	—	6,908

Net cash (used) provided by investing activities	(111,876)	(14,602)	30,357	17,179	(78,942)

Cash flows from financing activities:
Increase (decrease) in short-term debt	(677)	922	231,783	(264,272)	(32,244)
Proceeds from issuance of long-term debt	2,047	—	7,957	—	10,004
Principal payments on long-term	(528)	(408)	(34,350)	—	(35,286)
Distribution to members	6,500	—	(6,500)	—	—
Payments for redemption of member equities	(43,193)	—	—	—	(43,193)
Payments for debt issuance costs	(1,527)	—	—	—	(1,527)
Other	(504)	—	27,555	(22,000)	5,051

Net cash (used) provided by financing activities	(37,882)	514	226,445	(286,272)	(97,195)
Net cash used by operating activities of discontinued operations	(349)	—	—	—	(349)

Net (decrease) increase in cash and cash equivalents	(153,331)	1,948	7,058	—	(144,325)
Cash and cash equivalents at beginning of period	157,445	—	22,259	—	179,704

Cash and cash equivalents at end of period	$4,114	$1,948	$29,317	$—	$35,379

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.
Overview
General
     We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. For the three months ended September 30, 2007, we reported net sales of $2.1 billion and a net loss of $2.8 million compared to net sales of $1.5 billion a net loss of $16.7 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we reported net sales of $6.3 billion and net earnings of $156.6 million compared to net sales of $5.2 billion and net earnings of $44.2 million for the nine months ended September 30, 2006. The primary reasons for the $112.4 million increase in net earnings for the nine months ended September 30, 2007 compared to the same period in the previous year were improved margin and increased volumes, significantly improved average egg market prices and a gain on the sale of a business, partially offset by increased income tax expense as an income tax benefit was realized in 2006 resulting from closure of a tax audit.
     On September 4, 2007, we announced the repositioning of a certain portion of our Agriliance joint venture, effective September 1, 2007. Agriliance, a 50/50 agronomy joint venture with United County Brands LLC, a wholly owned subsidiary of CHS, Inc., effected a partial distribution of its assets, primarily its wholesale crop protection product (“CPP”) assets and its wholesale crop nutrients (“CN”) assets to its parent companies. Based on ownership interests, each parent would be entitled to receive 50% of the CN and CPP assets distributed. In order to meet the objectives of the distributions, LOL granted CHS the right to receive 100% of the CN assets distributed in exchange for the right to receive 100% of the CPP assets distributed. Agriliance will continue as a 50/50 joint venture, operating its retail distribution businesses. Repositioning options are currently being explored for the retail distribution businesses.
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
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit.  On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study (“EIS”) can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In August, FGI filed a notice of appeal with the Court, seeking to overturn the permanent injunction while the EIS is being conducted. FGI’s appeal seeks to correct the legal standards applied as the basis for the injunction, but does not challenge the Court’s order to complete the EIS. As a result of the court’s actions, for the nine months ended September 30, 2007, the Company’s Seed segment recorded a $8.2 million charge relating to alfalfa inventory write-downs and increased sales returns reserves which are reflected in gross profit.
     On February 24, 2004, Cache La Poudre Feeds, LLC (“Cache”) filed a lawsuit in the United States District Court for the District of Colorado against Land O’Lakes Farmland Feed LLC and certain named individuals claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. The Company denied any wrongdoing and pursued certain counterclaims against Cache.  The trial concluded on July 10, 2007, and the jury determined that Cache had suffered actual damages of approximately $0.5 million. In addition, the jury provided an advisory opinion to the judge in which the Company could be required to pay to Cache an additional $14.6 million for alleged profits earned by the Company. On August 30, 2007, the judge entered a final ruling, in which he reduced the alleged profits award from $14.6 million to $4.4 million. The jury’s actual damages award of $0.5 million was not reviewed by the judge, and therefore remains at its original amount. Cache has since filed motions to collect attorney’s fees and interest. Land O’Lakes has filed a counter to these motions as well as a motion to reduce the approximately $0.5 million awarded by the jury. The judge has ordered the parties to enter mandatory mediation, which is expected to be held in late November 2007. The Company holds insurance coverage and has recorded an accrual at September 30, 2007 for potential losses in excess of coverage.

Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method and provided earnings and cash flows for the three months and nine months ended September 30 as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
		($ in millions)
Losses (earnings) from unconsolidated businesses	$7.1	$2.4	$(58.0)	$(27.3)

Cash flow from investments in unconsolidated businesses	2.3	0.8	27.0	4.0
     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost.
     Our investment in unconsolidated businesses was $233.5 million as of September 30, 2007 and $270.2 million as of December 31, 2006.
     Agriliance LLC, which is reflected in our Agronomy segment, constitutes the most significant of our investments in unconsolidated businesses. Our ownership in Agriliance is accounted for under the equity method. Our investment in Agriliance was $77.9 million as of September 30, 2007 and $124.7 million as of December 31, 2006. The Company has a 50% voting interest in Agriliance LLC; United Country Brands LLC, a wholly owned subsidiary of CHS Inc. holds the remaining 50%.  On September 1, 2007, Agriliance distributed a portion of its assets, primarily its wholesale crop protection products (“CPP”) assets and its wholesale crop nutrients (“CN”) assets to its parent companies. Based on ownership interests, each parent would be entitled to receive 50% of the CN and CPP assets distributed. In order to meet the objectives of the distributions, LOL granted CHS the right to receive 100% of the CN assets distributed in exchange for the right to receive 100% of the CPP assets distributed. LOL agreed to pay $229.7 million, and CHS agreed to pay $141.9 million for their respective distribution rights. The parent companies net settled the transaction in September 2007 whereby LOL paid $133.5 million in cash and recorded a $45.7 million receivable from CHS. In addition, in September of 2007, each parent contributed $215.9 million in cash as additional capital to Agriliance.  Agriliance continues as a 50/50 joint venture, operating its retail distribution businesses. The Company and CHS are exploring repositioning alternatives for Agriliance’s retail distribution businesses.
     Our earnings and cash distributions from Agriliance were as follows for the three months and nine months ended September 30:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
		($ in millions)
Equity in losses (earnings) from Agriliance	$13.1	$4.0	$(48.7)	$(28.3)

Cash distributions from Agriliance	0.0	0.0	19.6	0.0
     For the three months ended September 30, 2007, Agriliance reported a pretax loss of $26.2 million, $18.1 million more than a loss of $8.1 million for the three months ended September 30, 2006. The increased loss primarily resulted from $4.1 million of restructuring charges related to the effect of repositioning CPP and CN assets, $4.2 million acceleration of deferred financing costs, and a $20.0 million impairment charge for the write-down of certain retail distribution assets to their estimated fair values as a result of the Agriliance repositioning. Sales of crop protection products were $154.2 million, a decrease of $28.3 million versus prior year. Crop protection earnings were $15.1 million, a decrease of $2.0 million versus the three months ended September 30, 2006, primarily due to restructuring charges of $2.4 million incurred during the three months ended September 30, 2007 and to reduced earnings due to the distribution of the wholesale crop protection products business to Land O’Lakes effective September 1, 2007. Volumes in crop nutrients decreased 34.4% in the three months ended September 30, 2007, from the three months ended September 30, 2006, primarily due to the distribution of the wholesale crop nutrients business to CHS effective September 1, 2007. Crop nutrient pretax earnings increased $1.2 million due to higher market prices and higher margins in nitrogen-based products, phosphates, and potash compared to the same period in the prior year. Retail business pretax earnings decreased $16.7 million versus the same period last year primarily due to the impairment charge and restructuring charges noted previously.

     For the nine months ended September 30, 2007, Agriliance reported earnings of $97.4 million, $40.8 million more than earnings of $56.6 million for the nine months ended September 30, 2006. Sales of crop protection products totaled $943.8 million, a decrease of $1.5 million versus prior year sales. Crop protection earnings for the nine months ended September 30, 2007 totaled $71.4 million, a decrease of $5.5 million compared to the same period in 2006. This decline is due to $3.3 million of restructuring charges, a $1.2 million increase in operating expenses and $3.0 million of reduced earnings due to the effect of the CPP asset distribution effective September 1, 2007. Volumes in crop nutrients decreased 7.5% compared to the nine months ended September 30, 2006 and earnings increased $56.4 million due to higher market prices and higher margins primarily in nitrogen-based products, phosphates and potash. Retail business earnings were $5.2 million higher than last year largely due to increased earnings in crop nutrients due to higher market prices and earnings from new joint ventures. The increase in retail earnings for the nine months ended September 30, 2007 compared to the same period in 2006 was partially offset by restructuring charges and a $20.0 million impairment charge incurred in 2007.
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
     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually moves in conjunction with the cost of the significant inputs. For the nine months ended September 30, 2007, bulk cheese, which is generally priced the date of production, represented approximately 13% of the Dairy Foods segment’s net sales.
     We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter typically is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the nine months ended September 30, 2007, branded, private label, deli and foodservice net sales of butter and cheese products represented approximately 31% of the Dairy Foods net sales.
     Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly average market price for butter was $1.16 in April 2006 and the highest monthly average market price was $1.92 in November 2004. In the past three years, the lowest monthly average market price for block cheese was $1.16 in July 2006 and the highest monthly average market price was $2.01 in June 2007. The per pound average market price for the three months and nine months ended September 30 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Per pound market price average:
Butter	$1.44	$1.26	$1.38	$1.22
Block cheese	1.95	1.23	1.68	1.21
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
     We enter into forward sales contracts to supply feed to customers, which currently represent approximately 17% of our Feed net sales. When we enter into these contracts, we also generally enter into forward purchase contracts on the underlying commodities to lock in our gross margins.

     Changes in commodity grain prices have an impact on the mix of products we sell. When grain prices are relatively high, the demand for complete feed generally rises since many livestock producers are also grain growers and sell their grain in the market and purchase complete feed as needed. When grain prices are relatively low, these producers feed their grain to their livestock and purchase premixes and supplements to provide complete nutrition to their animals. These fluctuations in product mix generally have minimal effects on our operating results, as complete feed has a far lower margin per ton than supplements and premixes. Thus, during periods of relatively high grain prices, although our margins per ton are lower, we generally sell substantially more tonnage because the grain portion of complete feed makes up the majority of its weight. However, extended periods of high ingredient costs may lead to a change in consumer buying habits, resulting in a shift to lower value products.
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
     Layers. Layers consists of the Company’s wholly owned MoArk, LLC subsidiary (“MoArk”). MoArk produces and markets shell eggs. MoArk’s sales and earnings fluctuate depending on egg market prices. For the nine months ended September 30, 2007, egg prices averaged $1.07 per dozen, as measured by the Urner Barry Midwest Large market, compared to average egg prices of $0.71 per dozen for the nine months ended September 30, 2006.
Derivative Commodity Instruments
     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, and soybeans in Seed. Derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures and options contracts for open positions are marked-to-market each month, and these unrealized gains or losses (“unrealized hedging gains and losses”) are recognized in earnings and are fully taxed and applied to retained earnings in our consolidated balance sheet. Amounts recognized in earnings before income taxes (reflected in cost of sales and equity in earnings of affiliated companies) for the three months and nine months ended September 30 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in millions)		($ in millions)
Unrealized hedging gain (loss)	$11.6	$(4.0)	$7.6	$(1.4)
Results of Operations
Three months ended September 30, 2007 as compared to three months ended September 30, 2006
Overview of Results

	For the three months ended September 30,
	2007	2006	Increase (Decrease)
	($ in millions)
Net loss	$(2.8)	$(16.7)	$13.9
     The decline in net losses was primarily driven by improved margins in Dairy Foods and Seed, higher average egg market prices in the Layers segment, a $5.8 million after-tax gain on sale of investment related to the CN assets received from the Agriliance asset distribution and unrealized hedging gains. Unrealized after-tax hedging gains were $7.3 million for the three months ended September 30, 2007 versus unrealized after-tax hedging losses of $2.5 million for the three months ended September 30, 2006. Partially offsetting these positive impacts were increased selling, general and administrative expenses and increased equity losses in affiliated companies.

	For the three months ended September 30,
			Increase
	2007	2006	(Decrease)
		($ in millions)
Net sales	$2,134.6	$1,524.6	$610.0
     Increased net sales for the three months ended September 30, 2007 compared to the same period in 2006 were due mainly to increased market prices in Dairy Foods, Feed and Layers and to one month of sales results since the CPP asset repositioning in Agronomy. A discussion of net sales by business segment is found below under the caption, “Net Sales and Gross Profit by Business Segment.”

Gross profit	$166.7	$125.4	$41.3
     Gross profit increased in the three months ended September 30, 2007 primarily due to profits in Layers and unrealized hedging gains. A discussion of gross profit by business segment is found below under the caption, “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$158.2	$123.1	$35.1
     The increase in selling, general and administrative expense compared to the prior year was primarily due to higher expenses in most segments due to incentive accruals and consulting fees, partially offset by lower expenses in Layers due to the divestiture of the liquid egg operations in June of 2006.

Restructuring and impairment charges	$0.0	$15.1	$(15.1)
     During the three months ended September 30, 2006, Layers recorded a $15.0 million goodwill impairment charge to reduce the carrying value of the goodwill associated with this business to estimated fair value.

Interest expense, net	$9.8	$13.0	$(3.2)
     The decrease in interest expense is primarily due to increased interest income. Interest income for the three months ended September 30, 2007 increased $3.6 million over the prior year related to higher cash balances as a result of the sale of Cheese and Protein International.

Equity in losses of affiliated companies	$(7.1)	$(2.4)	$(4.7)
     Results for the three months ended September 30, 2007 included an equity loss from Agriliance of $13.1 million compared to an equity loss of $4.0 million for the same period of 2006. A discussion of net earnings for Agriliance can be found under the caption “Overview — Unconsolidated Businesses.” In Layers, equity method investments had earnings of $3.6 million for the three months ended September 30, 2007 compared to losses of $2.2 million for the same period in 2006 driven by higher 2007 egg margins.

Income tax expense (benefit)	$3.5	$(10.3)	$13.8
     Income tax expense (benefit) for the three months ended September 30, 2007 and September 30, 2006 resulted in effective tax rates of 517.2% and 38.1%, respectively. The increase in income tax expense is due mainly to the increase in nonmember earnings related to Layers for the three months ended September 30, 2007, compared to the same period in 2006. As a cooperative, earnings from member business are deductible from taxable income as a patronage deduction. The federal and state statutory rate applied to nonmember business activity was 38.3% for the three month periods ended September 30, 2007 and September 30, 2006. Income tax expense or benefit and the effective tax rate vary each period based upon profitability and the level of nonmember business during each of the comparable periods.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or similar customers. We operate five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. Agronomy consists of our 50% ownership in Agriliance, which is accounted for under the equity method, and effective September 1, 2007, the consolidated operations of our wholesale crop protection products business. The repositioning of Agriliance is more fully discussed under the caption “Overview — Unconsolidated Businesses.” Accordingly, net sales and gross profit of the crop protection products business are recorded in Agronomy for the one month ended September 30, 2007.

Dairy Foods

	For the three months ended September 30,
	2007	2006	% change
	($ in millions)
Net sales	$1,121.3	$766.0	46.4%
Gross profit	59.0	50.6	16.6%

Gross profit % of net sales	5.3%	6.6%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$396.1
Volume impact	49.5
Acquisitions and divestitures	(90.3)

Total increase	$355.3
     The net sales increase was primarily driven by the impact of higher market prices for butter and cheese. The favorable pricing / product mix variance of $396.1 million was mainly due to an increase in average market prices of $0.18 per pound for butter and $0.72 per pound for cheese for the three months ended September 30, 2007 compared to the same period in the prior year. The favorable volume variance of $49.5 million was primarily driven by increases in industrial operations. The industrial operations increase was primarily due to the effect of milk sales, which are now sold to Saputo, Inc. under a supply agreement effective April 2007. This was partially offset by volume declines in butter and cheese of $9.9 million and $9.7 million, respectively. The acquisitions and divestitures category includes the effect of the sale of CPI in April 2007 and the resulting decline in cheese sales.

Gross Profit Variance	Increase
($ in millions)
Margin / product mix impact	$7.7
Volume impact	(4.3)
Unrealized hedging	4.7
Acquisitions and divestitures	0.3

Total increase	$8.4
     Gross profit increased for 2007 compared to the same period a year ago primarily due to higher market prices for milk, butter and cheese, partially offset by volume declines in cheese and foodservice. The favorable margin / product mix variance of $7.7 million was primarily due to improved markets over the prior year when dairy product prices were declining. The negative volume variance of $4.3 million was primarily due to declines in cheese and foodservice volumes of $2.5 million and $1.6 million, respectively. Also contributing to the overall increase in gross profit were $4.7 million of unrealized hedging gains in 2007 compared to the same period in 2006. The acquisitions and divestitures category includes the effect of the sale of CPI in April 2007.
Feed

	For the three months ended September 30,
	2007	2006	% change
	($ in millions)
Net sales	$722.8	$628.9	14.9%
Gross profit	68.9	71.0	(3.0)%

Gross profit % of net sales	9.5%	11.3%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$142.8
Volume impact	(36.6)
Acquisitions and divestitures	(12.3)

Total increase	$93.9
     The $142.8 million favorable pricing / product mix variance was primarily due to the effect of commodity price increases, which increased the selling price in livestock, lifestyle and ingredients products. Swine, grass cattle and dairy feed sales accounted for the largest increases in the livestock category, increasing $10.2 million, $7.6 million and $19.5 million, respectively. Horse and companion animal feed accounted for the majority of the lifestyle increases, increasing $7.6 million and $8.5 million, respectively. Ingredients increased $42.3 million, primarily related to improved pricing. The negative volume variance of $36.6 million was due to certain product declines in both the livestock and lifestyle categories. Within the livestock category, grass cattle declined $17.4 million, primarily due to improved forage conditions in the southwest United States; dairy feed declined $5.2 million due to lower inclusion rates and herd size demographic changes. Within the lifestyle category, horse and companion animal feed declined $2.3 million and $3.6 million, respectively, as higher ingredient costs depressed discretionary purchases. The acquisition and divestiture category includes the impact of decreased sales due to the sale of a private label pet food business in December 2006 and the contribution of a Kansas facility to an unconsolidated feedlot joint venture in February 2007.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$(0.2)
Volume impact	(6.0)
Unrealized hedging	5.7
Acquisitions and divestitures	(1.6)

Total decrease	$(2.1)
     Gross profit margin / product mix variance was relatively flat versus the same period in 2006, declining $0.2 million. The decline was primarily due to decreased margins in dairy feed as a result of declining contract prices in relation to competitiveness in the marketplace. This decline was partially offset by increased margins in swine feed, companion animal feed and ingredients due to portfolio mix and increased margins as a result of pricing improvements in relation to ingredient costs. Milk replacer margins increased $0.9 million as a result of increased whey prices. The negative volume variance of $6.0 million is primarily related to declining volumes in grass cattle, swine and dairy feeds due to market and forage conditions. Partially offsetting these negative variances was the impact of $5.7 million in unrealized hedging gains. The acquisition and divestiture category includes the impact of decreased sales due to the sale of a private label pet food business in December 2006 and the contribution of a Kansas facility to a feedlot joint venture in February 2007.
Seed

	For the three months ended September 30,
	2007	2006	% change
	($ in millions)
Net sales	$80.1	$55.2	45.1%
Gross profit	14.6	5.9	147.5%

Gross profit % of net sales	18.2%	10.7%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$(7.7)
Volume impact	32.6

Total increase	$24.9
     The $32.6 million favorable volume variance was primarily due to a $33.2 million increase in corn volumes driven by the increased demand for corn-based ethanol and record low product returns and replants. Also contributing to the favorable variance was an increase in alfalfa volumes of $1.8 million due to increased late summer plantings compared to the same period in 2006 and $2.7 million of other miscellaneous items. These increases were partially offset by a $5.1 million decline in soybean volume due to declines in soybean plantings as producers shifted acreage to corn. The $7.7 million negative pricing / product mix variance was primarily related to a $12.6 million decrease in corn due to increased program costs as customers earned more program dollars due to higher corn sales. This was partially offset by a $3.2 million increase in soybeans as a result of higher prices in relation to improved markets.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$(4.5)
Volume impact	9.0
Unrealized hedging	4.2

Total increase	$8.7
     The decline in gross profit margin / product mix of $4.5 million was primarily related to declines in alfalfa of $2.6 million related to inventory reserves and product mix and declines of $1.5 million in soybeans driven by increased program costs. The $9.0 million volume improvement is primarily related to increases in corn, soybeans, and other seed of $1.8 million, $2.7 million, and $3.6 million, respectively. Also contributing to the overall positive gross profit variance were unrealized hedging gains of $4.2 million versus the same period in 2006.

Layers

	For the three months ended September 30,
	2007	2006	% change
	($ in millions)
Net sales	$123.6	$73.8	67.5%
Gross profit	21.3	(1.9)	1,221.1%

Gross profit % of net sales	17.2%	(2.6)%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$53.6
Volume impact	(3.8)

Total increase	$49.8
     The increase in net sales was primarily driven by higher average egg prices for the three months ended September 30, 2007 compared to the prior year. The average quoted price based on the Urner Barry Midwest Large market increased to $1.18 per dozen in the third quarter of 2007 compared to $0.67 per dozen for the same period in 2006. The $3.8 million decline in volume is primarily related to the consumer impact of significantly higher retail egg prices.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$22.0
Volume impact	0.1
Unrealized hedging	1.1

Total increase	$23.2
     The positive gross profit margin / product mix variance of $22.0 million was primarily related to the increase in the average price of eggs. Partially offsetting this increase were increased feed costs and increased prices for purchased eggs. Also contributing to the overall gross profit variance were $1.1 million of increased unrealized hedging gains versus the same period in 2006.
Agronomy
     Net sales and gross profit for Agronomy include the results of our wholesale crop protection products business which was consolidated effective September 1, 2007 upon the repositioning of businesses within Agriliance. For further information, see the discussion under the caption “Overview — Unconsolidated Businesses.” The following analysis includes a comparison of the one month ended September 30, 2007 results compared to the stand-alone net sales and gross profit of the wholesale crop protection products business as previously reported in Agriliance’s financial results.
          Net Sales
     Net sales for the one month ended September 30, 2007 were $94.0 million. There were no net sales for the one month ended September 30, 2006 within the Land O’Lakes consolidated statements of operations as we accounted for this activity in our investment in Agriliance. On a stand-alone basis, the CPP business within Agriliance had $87.5 million in sales for the one month ended September 30, 2006. The $6.5 million increase in net sales was primarily related to sales to the Agriliance retail business, which were previously recorded as intercompany transfers and eliminated within Agriliance.
          Gross Profit
     Gross profit for the one month ended September 30, 2007 was $4.3 million. There was no gross profit for the one month ended September 30, 2006 within the Land O’Lakes consolidated statements of operations as we accounted for this activity in our investment in Agriliance. On a stand-alone basis, the CPP business within Agriliance had a gross profit of $3.7 million for the one month ended September 30, 2006.

Nine months ended September 30, 2007 as compared to nine months ended September 30, 2006
Overview of Results

	For the nine months ended September 30,
			Increase
	2007	2006	(Decrease)
	($ in millions)
Net earnings	$156.6	$44.2	$112.4
     Increased net earnings were primarily driven by improved margins in Dairy Foods, higher egg market prices in Layers, a $21.2 million after-tax gain on the sale of substantially all the assets related to our Cheese & Protein International subsidiary, increased equity in earnings of affiliated companies, and unrealized after-tax hedging gains of $5.6 million. Net earnings were negatively impacted by lower earnings in Feed and income tax expense of $34.6 million versus an income tax benefit of $5.5 million for the same period in 2006. The increase in income tax expense in 2007 compared to 2006 was partly attributed to a $13.6 million favorable tax ruling resulting in an income tax benefit for the nine months ended September 30, 2006.

Net sales	$6,338.9	$5,208.6	$1,130.3
     The increase in net sales was primarily due to higher market prices across all segments. A discussion of net sales by business segment is found below under the caption, “Net Sales and Gross Profit by Business Segment.”

Gross profit	$573.6	$448.8	$124.8
     Gross profit increased in the nine months ended September 30, 2007 primarily due to higher margins in Dairy Foods and Layers. A discussion of gross profit by business segment is found below under the caption, “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$448.0	$389.8	$58.2
     The increase in selling, general and administrative expenses compared to the prior year was primarily due to higher expenses in most segments due to incentive accruals and consulting fees primarily due to the Agronomy segment repositioning and a loss on legal settlements, partially offset by lower expenses in Layers due to the liquid egg divestiture in June 2006.

Restructuring and impairment charges	$1.7	$19.4	$(17.7)
     During the nine months ended September 30, 2007, Feed announced the closure of a plant in Columbus, Wisconsin, which resulted in a $0.3 million restructuring charge. Feed also announced the closure of its Leoti, Kansas plant as part of the formation of a feedlot joint venture, which resulted in an impairment charge of $0.3 million. Seed incurred a $0.5 million impairment charge related to structural deterioration of a soybean facility in Vincent, Iowa as well as a $0.2 million impairment charge related to a software asset. Layers incurred an impairment charge of $0.3 million for the closure of two locations. During the nine months ended September 30, 2006, Dairy Foods closed a facility in Greenwood, Wisconsin and recorded a restructuring charge of $1.6 million primarily related to a contractual obligation for waste-water treatment and recorded a $2.8 million impairment charge related to a note receivable from the previous sale of a cheese facility in Gustine, California. In addition, Layers recorded a $15.0 million goodwill impairment charge to reduce the carrying value of goodwill to estimated fair value.

Gain on insurance settlement	$5.9	$0.0	$5.9
     During the nine months ended September 30, 2007, Feed recorded a $5.9 million gain on insurance settlement related to a feed plant in Statesville, North Carolina that was destroyed by fire and was shut down in December 2005. The Company holds insurance coverage for property damage and business interruption which provides recovery for a significant portion of the loss and the insured value of the property exceeds its net book value.

Interest expense, net	$33.5	$44.7	$(11.2)
     The decrease in interest expense for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to increased interest income. Interest income has increased $8.5 million over the prior year related to higher cash balances following the sale of substantially all the assets related to our Cheese & Protein International subsidiary.

Equity in earnings of affiliated companies	$58.0	$27.3	$30.7
     Results for the nine months ended September 30, 2007 included equity in earnings from Agriliance of $48.7 million compared to $28.3 million for the same period of 2006. A discussion of net earnings for Agriliance can be found under the caption, “Overview — Unconsolidated Businesses.” In Layers, equity method investments had earnings of $7.0 million for the nine months ended September 30, 2007, compared to equity losses of $4.8 million for the nine months ended September 30, 2006.

	For the nine months ended September 30,
			Increase
	2007	2006	(Decrease)
		($ in millions)
Income tax expense (benefit)	$34.6	$(5.5)	$40.1
     Income tax expense of $34.6 million for the nine months ended September 30, 2007 compared to an income tax benefit of $5.5 million for the nine months ended September 30, 2006, resulting in effective tax rates of 18.1% and (14.2)% respectively. The increase in income tax expense is due mainly to the increase in nonmember earnings related to Layers for the nine months ended September 30, 2007, compared to the same period in 2006. Also during the nine months ended September 30, 2006, an additional tax benefit of $13.6 million was recorded based upon a favorable tax ruling from the IRS. As a cooperative, earnings from member business are deductible from taxable income as a patronage deduction. The federal and state statutory rate applied to nonmember business activity was 38.3% for the nine month periods ended September 30, 2007 and September 30, 2006. Income tax expense and the effective tax rate vary each year based upon profitability and the level of nonmember business during each of the comparable years.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or have similar customers. We operate five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. Agronomy consists of our CPP business and our 50% ownership in Agriliance, which is accounted for under the equity method. Effective September 1, 2007, we consolidated the operations of our wholesale crop protection products business as a result of repositioning Agriliance as more fully discussed under the caption “Overview — Unconsolidated Businesses.” Accordingly, net sales and gross profit are recorded in Agronomy for the one month ended September 30, 2007 and are fully discussed under the caption “Net Sales and Gross Profit by Business Segment” for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.
Dairy Foods

	For the nine months ended September 30,
	2007	2006	% change
	($ in millions)
Net sales	$2,994.7	$2,350.9	27.4%
Gross profit	220.3	148.0	48.9%

Gross profit % of net sales	7.4%	6.3%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$661.5
Volume impact	134.5
Acquisitions and divestitures	(152.2)

Total increase	$643.8
     The net sales increase for the nine months ended September 30, 2007 was primarily driven by the impact of higher market prices for butter and cheese. The favorable pricing / product mix variance of $661.5 million was mainly due to an increase in average market prices of $0.16 per pound for butter and $0.47 per pound for cheese for the nine months ended September 30, 2007 compared to the same period in the prior year. Increases in milk pricing formulas also contributed to the favorable pricing variance. These increases in market prices caused net sales for industrial operations, retail spreads and consumer cheese to increase $523.3 million, $25.2 million and $35.3 million, respectively, compared to the same period last year. The favorable volume variance of $134.5 million was primarily driven by increases in industrial operations of $198.0 million over the prior year. The industrial operations increase was primarily due to the effect of milk sales, which are now sold to Saputo, Inc. under a supply agreement effective April 2007. This was partially offset by volume declines in butter, cheese and foodservice of $16.8 million, $37.5 million, and $15.2 million, respectively. The acquisitions and divestitures category includes the effect of the sale of CPI in April 2007 and a resulting decline in cheese sales.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$65.6
Volume impact	(8.6)
Unrealized hedging	0.7
Acquisitions and divestitures	14.6

Total increase	$72.3
     Gross profit increased in 2007 primarily due to higher market prices for milk, butter and cheese, partially offset by volume declines in butter, cheese and foodservice. The favorable margin / product mix variance of $65.6 million was primarily due to improved markets over the prior year when dairy product prices were declining. Margin also improved due to favorable milk pricing formulas for commodity cheese and whey margins in comparison to the prior year period. The negative volume variance of $8.6 million was primarily due to declines in butter, cheese and foodservice volumes of $1.8 million, $8.1 million and $3.0 million, respectively. These declines were partially offset by increased volumes in industrial operations of $3.5 million. The acquisitions and divestitures category includes the effect of the sale of substantially all of CPI’s assets in April 2007.
Feed

	For the nine months ended September 30,
	2007	2006	% change
	($ in millions)
Net sales	$2,175.9	$1,967.9	10.6%
Gross profit	205.5	204.4	0.5%

Gross profit % of net sales	9.4%	10.4%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$333.2
Volume impact	(92.3)
Acquisitions and divestitures	(32.9)

Total increase	$208.0
     The $333.2 million favorable pricing / mix variance was primarily due to the effect of commodity price increases, which increased sales in livestock, lifestyle and ingredients by $108.5 million, $61.1 million and $93.8 million, respectively. Grass cattle, swine and dairy feed sales accounted for the largest increases in the livestock category, while horse and companion animal feed accounted for the majority of the lifestyle increases. The negative volume variance of $92.3 million was due to declines in both the livestock and lifestyle categories. Within the livestock category, grass cattle declined $36.2 million due to improved forage conditions in the southwest United States and dairy feed declined $20.6 million due to lower inclusion rates and herd size demographic changes. Within the lifestyle category, horse and companion animal feed declined $10.7 million as higher ingredient costs, which depressed discretionary purchases. The acquisition and divestiture category includes the impact of decreased sales due to the sale of a private label pet food business in December 2006 and the contribution of a Kansas facility to an unconsolidated feedlot joint venture in February 2007.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$16.7
Volume impact	(13.4)
Unrealized hedging	1.7
Acquisitions and divestitures	(3.9)

Total increase	$1.1
     The increase in gross profit was primarily related to improved pricing in relation to ingredient costs and lower energy and distribution costs. The positive gross profit margin / product mix variance of $16.7 million was primarily due to pricing improvements in relation to ingredient costs. Within the livestock category, margins increased in grass cattle and swine $2.1 million and $4.7 million, respectively. Horse and companion animal feeds accounted for the largest increases in the lifestyle category, increasing $3.2 million and $1.7 million, respectively. Milk replacer and ingredient margins increased $2.6 million and $4.1 million, respectively. The negative volume variance of $13.4 million is primarily related to declining volumes in grass cattle, swine and dairy feeds due to market and forage conditions. Partially offsetting the volume declines was the impact of $1.7 million in unrealized hedging gains. The acquisition and divestiture category includes the impact of decreased sales due to the sale of a private label pet food business in December 2006 and the contribution of a Kansas facility to a feedlot joint venture in February 2007.

Seed

	For the nine months ended September 30,
	2007	2006	% change
	($ in millions)
Net sales	$739.5	$607.1	21.8%
Gross profit	98.7	88.7	11.3%

Gross profit % of net sales	13.3%	14.6%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$48.8
Volume impact	83.6

Total increase	$132.4
     The $83.6 million favorable volume variance was primarily due to a $108.4 million increase in corn volumes driven by the increased demand for corn-based ethanol, strong product performance, and record low returns. This was partially offset by a $10.9 million decline in alfalfa volume due to a shift in acres planted from alfalfa to corn due to the court ordered stoppage of sales and sales returns relating to Roundup Ready® Alfalfa, and an $11.9 million decline in soybean plantings as producers shifted acreage to corn. The $48.8 million favorable pricing / product mix variance was primarily related to a $40.8 million increase in corn due to higher prices related to increased trait sales.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$(1.4)
Volume impact	7.8
Unrealized hedging	3.6

Total increase	$10.0
     The negative gross profit margin / product mix of $1.4 million was primarily due to declines in alfalfa due to a Roundup Ready® Alfalfa inventory write down, partially offset by increased soybean margins due to realized hedging gains, fewer replants and lower royalties. The $7.8 million favorable volume variance is primarily due to a $13.5 million increase in corn due to increased demand for corn grain in ethanol production, strong product performance and record low returns. Partially offsetting this was a $3.7 million decline in alfalfa volumes due to producers converting from alfalfa to corn plantings and limited sales of Roundup Ready® Alfalfa and a $1.6 million decline in soybeans as producers shifted acreage to corn. Also contributing to the overall positive gross profit variance were unrealized hedging gains of $3.6 million versus the same period in 2006.
Layers

	For the nine months ended September 30,
	2007	2006	% change
	($ in millions)
Net sales	$354.6	$286.8	23.6%
Gross profit	47.9	9.7	393.8%

Gross profit % of net sales	13.5%	3.4%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$117.4
Volume impact	5.0
Acquisitions and divestitures	(54.6)

Total increase	$67.8
     The increase in net sales was primarily driven by higher average egg prices for the nine months ended September 30, 2007 compared to the same period in the prior year. The average quoted price based on the Urner Barry Midwest Large market increased to $1.07 per dozen in 2007 compared to $0.71 per dozen in 2006. Partially offsetting this increase was the sale of the liquid egg operations in June 2006, which resulted in a decrease in net sales of $54.6 million.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$38.8
Volume impact	3.1
Unrealized hedging	1.0
Acquisitions and divestitures	(4.7)

Total increase	$38.2
     The positive gross profit margin / product mix of $38.8 million was primarily related to the increase in the average price of eggs. Partially offsetting this increase were increased feed costs and increased prices for purchased eggs. The acquisitions and divestiture category includes the impact of the sale of liquid egg operations in June 2006.
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
     Total long-term debt, including the current portion, was $620.9 million at September 30, 2007 compared to $650.0 million at December 31, 2006. The decrease was primarily due to debt repayments for borrowings of consolidated subsidiaries.
     Our primary sources of debt at September 30, 2007 include a $225 million undrawn revolving credit facility, a $300 million receivables securitization facility of which $20 million was undrawn, $175 million in 9.00% senior secured notes, $192.7 million in 8.75% senior unsecured notes and $190.7 million of 7.45% capital securities.
     At September 30, 2007, $36.5 million of our long-term debt, including $6.6 million of capital lease obligations, was attributable to MoArk. In addition, we had $26 million of other miscellaneous long-term debt at September 30, 2007. On September 4, 2007, the Company fully redeemed and retired $4.8 million in aggregate and principal amount plus accrued interest of industrial development revenue bonds. On March 22, 2007, Cheese & Protein International LLC fully redeemed and retired $10.0 million in aggregate principal amount plus accrued interest of industrial development revenue bonds.
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At September 30, 2007, we had available cash and cash equivalents on hand of $54.1 million. Total equities at September 30, 2007 were $1,053.8 million.
Our total liquidity is as follows:

	As of	As of	As of
	September 30,	September 30,	December 31,
	2007	2006	2006
	($ in millions)
Cash and cash equivalents	$54.1	$35.4	$79.7
Availability on revolving credit facility	196.0	174.4	174.4
Availability on receivable securitization program	20.0	130.0	200.0

Total liquidity	$270.1	$339.8	$454.1
     We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months.

Cash Flows
     The following tables summarize the key elements in our cash flows for the following periods:

	For the Nine Months Ended
	September 30,
Operating Activities	2007	2006
	($ in millions)
Net earnings	$156.6	$44.2
Adjustments to reconcile net earnings to net cash (used) provided by operating activities	(23.2)	58.3
Changes in current assets and liabilities, net of acquisitions and divestitures	(168.1)	(70.3)

Net cash (used) provided by operating activities	$(34.7)	$32.2
     Net cash used by operating activities increased $66.9 million in the nine months ended September 30, 2007 compared to the same period in 2006. The increase was primarily due to increased working capital requirements, partially offset by an additional $23.1 million of dividends received from affiliated companies, primarily Agriliance, during the nine months ended September 30, 2007 compared with the same period in 2006.
Investing Activities

	For the Nine Months Ended
	September 30,
	2007	2006
	($ in millions)
Additions to property, plant and equipment	$(62.3)	$(50.6)
Acquisitions	(2.9)	(84.2)
Payments for investments	(216.6)	(4.0)
Net settlement on repositioning investment in joint venture	(133.5)	—
Net proceeds from divestiture of businesses	212.1	37.2
Proceeds from sale of investments	0.5	8.8
Proceeds from sale of property, plant and equipment	5.1	1.3
Insurance proceeds for replacement assets	8.6	—
Changes in notes receivable	(18.2)	5.7
Other	(0.7)	6.9

Net cash used by investing activities	$(207.9)	$(78.9)
     Net cash used by investing activities increased $129.0 million for the nine months ended September 30, 2007 compared to the same period from the prior year. The increase is primarily related to the $133.5 million net settlement on the repositioning of the CPP assets from Agriliance, the $215.9 million of additional capital to Agriliance, and the $2.9 million purchase of Gold Medal Seeds LTD, partially offset by $211.9 million of net proceeds received from the divestiture of substantially all the assets related to the Company’s Cheese & Protein International subsidiary. In 2006 net proceeds from divestiture of businesses relates to proceeds received through September 30, 2006 from the sale of the Layers liquid egg business. In addition, in January 2006 we paid $71.0 million to acquire the remaining minority interest in MoArk and $13.2 million to acquire the remaining minority interest of Penny-Newman Milling LLC, a Feed subsidiary.
     We expect total capital expenditures to be approximately $86 million in 2007. Of such amount, we currently estimate that a minimum range of $35 million to $45 million of ongoing maintenance capital expenditures will be required.
Financing Activities

	For the Nine Months Ended
	September 30,
	2007	2006
	($ in millions)
Increase (decrease) in short-term debt, net	$282.6	$(32.2)
Proceeds from issuance of long-term debt	7.7	10.0
Principal payments on long-term debt	(37.0)	(35.3)
Payments for redemption of member equities	(36.2)	(43.2)
Payments for debt issuance costs	—	(1.5)
Other	(0.1)	5.0

Net cash provided (used) by financing activities	$217.0	$(97.2)

     Net cash provided by financing activities increased $314.1 million for the nine months ended September 30, 2007 compared to the same period from the prior year. The change is primarily due to increased short term borrowings of $280 million on the securitization facility, which was used to partially fund the CPP asset distribution on September 1, 2007. During the first nine months of 2006, MoArk repaid a net $17.5 million of borrowings outstanding under its revolving credit facility which is reflected as a change in short-term debt.
Principal Debt Facilities
     Under our five-year secured revolving credit facility, lenders have committed to make advances and issue letters of credit until August 2011 in an aggregate amount not to exceed $225 million. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on our leverage ratio at September 30, 2007, the LIBOR margin for the revolving credit facility is 87.5 basis points and the spread for the Alternative Base Rate is 0 basis points. LIBOR may be set for one, two, three or six month periods at our election. There was no outstanding balance on our revolving credit facility at September 30, 2007 and December 31, 2006.
     The Company also maintains a five-year receivables securitization facility, which matures in 2011, to finance its short-term borrowing needs. In conjunction with the CPP asset distribution effective September 1, 2007, the Company executed an amendment to its securitization facility to increase its borrowing capacity from $200 million to $300 million. The amended facility will provide the Company with additional liquidity for the incremental working capital needs associated with the CPP business. The Company and certain wholly owned, consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (“the SPE”). The Company sells the receivables to the SPE in order to obtain financing for its short-term borrowing needs. Under this facility, the SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. The effective cost of this facility is LIBOR plus 87.5 basis points. In September 2006, the Company amended and restated this facility; under the terms of this facility, the SPE does not meet the definition of a qualified special purpose entity. Accordingly, as of September 6, 2006, the assets and liabilities of the SPE were fully consolidated in the Company’s consolidated financial statements. At September 30, 2007, the SPE’s receivables were $490.4 million, there was $280.0 million of outstanding borrowings and $20.0 million was available under this facility. At December 31, 2006, the SPE’s receivables were $342.6 million, there were no outstanding borrowings and $200.0 million was available under this facility.
     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes are callable beginning in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price drops to 102.25%. The notes are callable at par beginning in December 2009. The balance outstanding for these notes at September 30, 2007 was $175 million.
     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes became callable in November 2006 at a redemption price of 104.375%. In November 2007 and 2008, the redemption price will decline to 102.917% and 101.458%, respectively. The notes are callable at par beginning in November 2009. In September 2005, $3.8 million of these notes were tendered in accordance with the terms of the indentures, which required a par offer in August 2005 as a result of receiving cash proceeds from the sale of our investment in CF Industries. In November 2005, we completed a “modified Dutch Auction” cash tender and purchased $149.7 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount. On April 2, 2007, upon receipt of the proceeds related to the sale of substantially all the assets related to our Cheese & Protein International LLC (“CPI”) subsidiary, we launched a par offer in accordance with the terms of the indentures governing these notes. The par offer expired on May 4, 2007 and $2.7 million of notes were tendered.
     In addition to the modified Dutch Auction, we, or our affiliates, are permitted by the indentures governing our 8.75% senior unsecured notes and our 9.00% senior secured notes to make open market purchases of such notes, on such terms and at such prices as we or our affiliates may determine. As such, on August 16, 2007 an additional $1.0 million of notes were purchased. The balance outstanding for these notes at September 30, 2007 was $192.7 million.
     Prior to September 11, 2007, we used interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps was to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirrored the terms of the 8.75% senior unsecured notes and effectively converted $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. On September 11, 2007, the Company terminated its interest rate swap arrangement in order to rebalance its interest rate risk exposure. The fair value adjustment to the underlying debt at termination was $1.2 million and will be amortized on a straight-line basis over the remaining life of the notes.
     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our senior indebtedness. At September 30, 2007, the outstanding balance of Capital Securities was $190.7 million.

     The credit agreements relating to the Company’s revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain certain interest coverage and leverage ratios. Land O’Lakes debt covenants were all satisfied as of September 30, 2007.
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
     The Company’s MoArk subsidiary has a $40 million revolving credit facility which is subject to a borrowing base limitation and terminates June 1, 2009. This facility is not guaranteed by the Company, nor is it secured by the Company’s assets. Borrowings under the revolving credit facility were $0 at September 30, 2007 and $13.0 million at December 31, 2006. The revolving credit facility is subject to certain debt covenants which were all satisfied as of September 30, 2007.
Capital Leases
     MoArk, a consolidated subsidiary of Land O’Lakes, had capital leases at September 30, 2007 of $6.6 million for land, buildings, machinery and equipment at various locations. The interest rates on the capital leases range from 5.22% to 8.95% with a weighted average rate of 6.99%. The weighted average term until maturity is four years. Land O’Lakes does not provide any guarantees or support for MoArk’s capital leases.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires that financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 was effective January 1, 2007 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 9 for further information.
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

Critical Accounting Policies
     Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006. The accounting policies used in preparing our interim 2007 consolidated financial statements are the same as those described in our Form 10-K except that in the nine months ended September 30, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” This Statement is effective January 1, 2007 and did not have a material impact on the Company’s consolidated financial statements.
Forward-Looking Statements
     The information presented in this Form 10-Q under the headings “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “could”, “should”, “seeks”, “pro forma” and “intend” and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in “Part II. Other Information Item 1A. Risk Factors” on pages 42 to 43. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in “Part II. Other Information Item 1A — Risk Factors” on pages 42 to 43. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For the nine months ended September 30, 2007 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     We are exposed to market risk from fluctuations in interest rates. Prior to September 11, 2007, we used interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps was to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirrored the terms of the 8.75% senior unsecured notes and effectively converted $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. On September 11, 2007, the Company terminated its interest rate swap arrangement in order to rebalance its interest rate risk exposure. The fair value adjustment to the underlying debt at termination was $1.2 million and will be amortized on a straight-line basis over the remaining life of the notes.
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
     On March 6, 2007, Land O’Lakes, Inc. announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In August, FGI filed a notice of appeal with the Court, seeking to overturn the permanent injunction while the EIS is being conducted. FGI’s appeal seeks to correct the legal standards applied as the basis for the injunction, but does not challenge the Court’s order to complete the EIS. As a result of the court’s actions, for the nine months ended September 30, 2007, the Company’s Seed segment recorded a $8.2 million charge relating to alfalfa inventory write-downs and increased sales returns reserves. Although the Company believes the outcome of the environmental study will be favorable, there are approximately $24 million of purchase commitments with seed producers over the next two years and $12.6 million of inventory as of September 30, 2007, which could negatively impact future earnings if the results of the study are unfavorable.
     On February 24, 2004, Cache La Poudre Feeds, LLC (“Cache”) filed a lawsuit in the United States District Court for the District of Colorado against Land O’Lakes Farmland Feed LLC and certain named individuals claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. The Company denied any wrongdoing and pursued certain counterclaims against Cache. The trial concluded on July 10, 2007 and the jury determined that Cache had suffered actual damages of approximately $0.5 million. In addition, the jury provided an advisory opinion to the judge in which the Company could be required to pay to Cache an additional $14.6 million for alleged profits earned by the Company. On August 30, 2007, the judge entered a final ruling, in which he reduced the alleged profits award from $14.6 million to $4.4 million. The jury’s actual damages award of $0.5 million was not reviewed by the judge, and therefore remains at its original amount. Cache has since filed motions to collect attorney’s fees and interest. Land O’Lakes has filed a counter to these motions as well as a motion to reduce the approximately $0.5 million awarded by the jury. The judge has ordered the parties to enter mandatory mediation, which is expected to start in late November 2007. The Company holds insurance coverage and has recorded an accrual at September 30, 2007 for potential losses in excess of coverage.
     In 2003, several lawsuits were filed against the Company by Ohio alpaca producers that alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers’ alpacas. In March 2007, the United States District Court for the Northern District of Ohio issued a verdict in favor of the one remaining lawsuit. Since then, another producer, alleging the same claims as the original lawsuits, has filed a complaint with the Court of Common Pleas in Medina County, Ohio, seeking damages in excess of $1.0 million. Neither the March 2007 verdict, nor the existing complaint will have a material impact to the Company’s consolidated financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Set forth below is a summary of the material risk factors for Land O’Lakes, Inc.:
•	COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

•	OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR MARGINS, PARTICULARLY THOSE RELATED TO OUR SALES OF ROUNDUP READY® ALFALFA.

•	THE GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED SALES AND MARGINS AND COULD CONTINUE TO NEGATIVELY IMPACT OUR SALES AND MARGINS.

•	CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR DAIRY FOODS REVENUES AND CASH FLOWS.

•	OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER CONDITIONS.

•	INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILITY.

•	OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

•	CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR MARGINS TO DECLINE AND REDUCE THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES.

•	WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

•	CERTAIN OF OUR BUSINESSES MAY BE ADVERSELY AFFECTED BY THEIR DEPENDENCE UPON THEIR SUPPLIERS.

•	OUR FINANCIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT FACILITIES AND TO OPERATE OUR BUSINESSES.

•	SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

•	DESPITE OUR LEVERAGE, WE WILL BE ABLE TO INCUR MORE DEBT, WHICH MAY INTENSIFY THE RISKS ASSOCIATED WITH OUR LEVERAGE, INCLUDING OUR ABILITY TO SERVICE OUR DEBT.

•	IF CREDITORS OF OUR SUBSIDIARIES AND JOINT VENTURES MAKE CLAIMS WITH RESPECT TO THE ASSETS AND EARNINGS OF THESE COMPANIES, SUFFICIENT FUNDS MAY NOT BE AVAILABLE TO REPAY OUR INDEBTEDNESS AND WE MAY NOT RECEIVE THE CASH WE EXPECT FROM INTERCOMPANY TRANSFERS.

•	RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS LIMIT OUR ABILITY TO FINANCE FUTURE OPERATIONS OR CAPITAL NEEDS OR TO ENGAGE IN OTHER BUSINESS ACTIVITIES THAT MAY BE IN OUR BEST INTERESTS.

•	THE COLLATERAL PLEDGED IN SUPPORT OF OUR DEBT OBLIGATIONS MAY NOT BE VALUABLE ENOUGH TO SATISFY ALL THE BORROWINGS SECURED BY THE COLLATERAL.

•	A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.

•	OUR LIMITED ACCESS TO EQUITY MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL.

•	INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

•	OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

•	PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

•	WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS AND REGULATIONS APPLICABLE TO OUR OPERATIONS.

•	STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

•	THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.

Item 6. Exhibits
          (a) Exhibits

EXHIBIT	DESCRIPTION
10.1	Agreement Regarding Distribution of Assets by and between United Country Brands, LLC, its parent organization, CHS Inc., and Winfield Solutions, LLC, and its parent organization, Land O’Lakes, Inc., dated September 4, 2007.*

10.2	Second Amendment, dated as of September 4, 2007 to the Amended and Restated Five-Year Revolving Credit Agreement dated as of October 11, 2001, among Land O’Lakes, Inc., as a borrower, the several banks and other financial institutions from time to time lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*

10.3	Fourth Amendment, dated as of September 4, 2007 to that certain Purchase and Sale Agreement dated December 18, 2001, by and among Land O’Lakes, Inc., Land O’Lakes Purina Feed LLC, and Purina Mills, LLC, as originators, Land O’Lakes Purina Feed LLC as initial servicer, and LOL SPV, LLC, as purchaser.*

10.4	Third Amended and Restated Receivables Purchase Agreement, dated as of September 4, 2007, by and among LOL SPV, LLC, as seller, Land O’Lakes, Inc., as initial servicer, CoBank, ACB and other purchasers party thereto, as purchasers, and CoBank, as administrator.*

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed electronically herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2007.

LAND O’LAKES, INC.
By /s/ Daniel Knutson
Daniel E. Knutson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)