Form 10-K
period 2007-12-31
LAND O LAKES INC
filed 2008-04-15
CIK 1032562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☑	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
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
     The number of shares of the registrant’s common stock outstanding as of April 1, 2008: 904 shares of Class A common stock, 3,893 shares of Class B common stock, 163 shares of Class C common stock, and 1,123 shares of Class D common stock.
     Documents incorporated by reference: None.

FORWARD-LOOKING STATEMENTS
     The information presented in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” contains forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-K, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “could”, “should”, “seeks”, “pro forma” and “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in “Item 1A.- Risk Factors” on pages 16 to 24. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in “Item 1A — Risk Factors” on pages 16 to 24. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.
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
Overview
     In 1921, we were formed as a cooperative designed to meet the needs of dairy farmers located in the Midwest. We have expanded our business through acquisitions and joint ventures to diversify our product portfolio, to leverage our portfolio of brand names, to achieve economies of scale and to extend our geographic coverage. We operate our business through five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. Dairy Foods develops, produces, markets and sells a variety of premium butter, spreads, cheese and other related dairy products. Feed develops, produces, markets and distributes animal feed to both the lifestyle and livestock animal markets. Seed develops, markets and sells seed for a variety of crops, including alfalfa, corn, soybeans and forage and turf grasses. Agronomy primarily consists of the operations of Winfield Solutions, LLC (“Winfield”), a wholly owned subsidiary established in September 2007 upon the distribution of wholesale crop protection product assets to the Company from Agriliance LLC. Winfield operates primarily as a wholesale distributor of crop protection products. Agronomy also includes a 50% equity investment in Agriliance LLC, which now operates retail distribution businesses. Layers produces and markets shell egg products through MoArk, LLC (“MoArk”). We have additional operations and interests in a group of joint ventures and investments that are not consolidated in our five operating segments.
Business Segments
     We operate our business in five reportable segments: Dairy Foods, Feed, Seed, Agronomy, and Layers. For financial information by reportable segment, see Item 8. Financial Statements and Supplementary Data — “Notes to Consolidated Financial Statements” included in this annual report on Form 10-K.
Dairy Foods
     Overview. We produce, market and sell butter, spreads, cheese and other related dairy products. We sell our products under our national brand names and trademarks, including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under our regional brands such as New Yorker. Our network of 10 dairy manufacturing facilities is geographically diverse and allows us to support our customers on a national scale. Our customer base includes national supermarket and super-center chains, industrial customers, including major food processors, and major foodservice customers, including restaurants, schools, hotels and airlines.

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
     Other. We manufacture nonfat dry milk and whey for sale to our industrial customers. We produce nonfat dry milk by drying the nonfat milk byproduct of our butter manufacturing process. It is used in processed foods, such as instant chocolate milk. Whey is a valued protein-rich byproduct of the cheese-making process and is used in processed foods, sports drinks and other nutritional supplements.
     Raw Milk Wholesaling. We purchase raw milk from our members and sell it directly to other dairy manufacturers. We generate substantial revenues but negligible margins on these sales. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation — Wholesaling and Brokerage Activities.”
     New Products. In 2007, we introduced “western style” butter cartons for West Coast customers and a 15-ounce tub of spreadable Butter with Canola Oil. In 2006, we introduced butter “Half Sticks”.
     Sales, Marketing and Advertising. In order to meet the needs of our retail, foodservice and industrial customers, sales efforts are specifically designed to service each customer base. Our retail customers are serviced through direct sales employees and independent national food brokers. Our retail sales force consists of approximately 60 employees who service our larger retail customers, such as supermarket and super-center chains, and manage our national food broker relationships. We spent $41.2 million on advertising and promotion for the year ended December 31, 2007.
     Our foodservice products are primarily sold through independent regional food brokers and food distributors. In addition, we employ approximately 25 salespeople who are responsible for maintaining these regional food broker relationships and for marketing to our large foodservice customers directly.
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
     Production. We produce our dairy products at 10 manufacturing facilities located throughout the United States. We also have contractual arrangements whereby we engage other dairy processors to produce some of our products. We believe the geographic distribution of our plants allows us to service our customers in a timely and efficient manner. In 2007, we processed approximately 7.0 billion pounds of milk, primarily into butter and cheese. Butter is produced by separating the cream from milk, pasteurizing it and churning the cream until it hardens into butter. Butter production levels fluctuate due to the seasonal availability of milk and butterfat. The cheese manufacturing process involves adding a culture and a coagulant to milk. Over a period of hours, the milk mixture hardens to form cheese. At that point, whey is removed and separately processed. Finally, the cheese is salted, shaped and aged.

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
     Supply and Raw Materials. Our principal raw material for production of dairy products is milk. During 2007, we sourced approximately 92% of our raw milk from our members. We enter into milk supply agreements with all of our dairy members to ensure our milk supply. These contracts typically provide that we will pay the producer an advance for the milk during the month of delivery and then will settle the final price in the following month for an amount determined by us which typically includes a premium over Federal market order prices. These contracts provide that we will purchase all of the milk produced by our members for a fixed period of time, generally one year or less. As a result, we often purchase more milk from our members than we require for our production operations. There are three principal reasons for doing this: first, we need to sell a certain percentage (which is not less than 10% of the amount procured and depends on which Federal market order the milk is subject to) of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which enables us to have a lower input cost for our milk; second, it decreases our need to purchase additional supply during periods of low milk production in the United States (typically August, September and October); and third, it ensures that our members have a market for the milk they produce during periods of high milk production. We also purchase cream, bulk cheese and bulk butter as raw materials for production of our dairy products. We typically enter into annual agreements with fluid processors to purchase all of their cream production. We typically purchase bulk cheese and butter pursuant to annual contracts. These cheese and butter contracts provide for annual targets and delivery schedules and are based on market prices. In isolated instances, we purchase these commodities on the open market at current market prices. We refer to this type of transaction as a spot market purchase.
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
     Research and Development. We seek to offer our customers product innovations designed to meet their needs. In addition, we work on product and packaging innovations to increase overall demand for our products and improve product convenience. In 2007, we spent $11.0 million on dairy research and development, and we employ approximately 65 individuals in research capacities at our dedicated dairy foods research facility.
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
Feed
     Overview. Through Land O’Lakes Purina Feed and its consolidated subsidiaries, we manufacture and market feed for both the commercial and lifestyle sectors of the animal feed market in the United States. Our commercial feed products are used by farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock. Our lifestyle feed products are used by customers who own animals principally for non-commercial purposes. Margins on our lifestyle feed products are generally higher than those on our commercial feed products. We market our lifestyle animal feed products, other than dog and cat food, under the brands Purina, Chow and the “Checkerboard” Nine Square logo. We also market our animal feed products under the LAND O LAKES and Lake Country brands. We operate a geographically diverse network of 79 feed mills, which permits us to distribute our animal feed nationally through our network of approximately 1,100 local member cooperatives, approximately 3,100 independent dealers operating under the Purina brand name and directly to customers.
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
     Products. We sell commercial and lifestyle animal feed which are based upon proprietary formulas. We also produce commercial animal feed to meet customer specifications. We sell feed for a wide variety of animals, such as dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Our principal feed products and activities include:
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
     Sales, Marketing and Advertising. We employ approximately 300 direct salespeople in regional territories. In our commercial feed business, we provide our customers with information and technical assistance through trained animal nutritionists whom we either employ or have placed with our local member cooperatives. Our advertising and promotional expenditures are focused on higher margin products, specifically our lifestyle animal feed and milk replacers. We advertise in recreational magazines to promote our lifestyle animal feed products. To promote our horse feed products, we have dedicated promoters who travel to rodeos and other horse related events. We promote our milk replacers with print advertising in trade magazines. In 2007, we launched our Better Animals program, which through RFD-TV programming and direct marketing, increases brand awareness through our dealers and local cooperative channels. We spent $15.9 million on advertising and promotion for the year ended December 31, 2007.
     Distribution. We distribute our animal feed nationally primarily through our network of approximately 1,100 local member cooperatives and approximately 3,100 Purina-branded dealers or directly to customers. We deliver our products primarily by truck using independent carriers. Deliveries are made directly from our feed mills to delivery locations within each feed mill’s geographic area.
     Production. The basic feed manufacturing process consists of grinding various grains and protein sources into meal and then mixing these materials with certain nutritional additives, such as vitamins and minerals. The resulting products are sold in a variety of forms, including meal, pellets, blocks and liquids. Our products are formulated based upon proprietary research pertaining to nutrient content. As of December 31, 2007 we operated 79 feed mills across the United States. Consistent with current industry capacity utilization, many of our facilities operate below full capacity.
     Supply and Raw Materials. We purchase the bulk components of our products from various suppliers. These bulk components include corn, soybean meal and grain byproducts. In order to reduce transportation costs, we arrange for delivery of these products to our feed mill operations throughout the United States. We purchase vitamins and minerals from multiple vendors, including vitamin, pharmaceutical and chemical companies.
     Customers. Our customers primarily include large commercial corporations, local cooperatives, private feed dealers and individual producers. In the case of local cooperatives, the cooperative either uses these products in their own feed manufacturing operations or resells them to their customers. Our customers purchase animal feed products from us for a variety of reasons, including our ability to provide products that fulfill some or all of their animal nutritional needs, our knowledge of animal nutrition, our ability to maintain quality control and our available capacity.
     Research and Development. Our animal feed research and development focuses on enhancing animal performance, productive capacity and early stage development. Additionally, we dedicate significant resources to developing proprietary formulas that allow us to offer our commercial customers alternative feed formulations using lower cost ingredients. We employ approximately 90 people in various animal feed research and development functions at our research and development facilities. In 2007, we spent $12.6 million on research and development.
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
Seed
     Overview. Our crop seed portfolio includes corn, soybeans and alfalfa under our CROPLAN GENETICS brand. We also distribute crop seed products under third-party brands, including NK brand, Asgrow brand and DEKALB brand, as well as other private labels. Our distribution network consists of local member cooperatives, other seed companies, retail distribution outlets and private label sources. We have strategic relationships with Syngenta and Monsanto to distribute the above mentioned brands in the United States.
     Products. We produce and distribute seed products, including seed for alfalfa, soybeans, corn, cotton, wheat, forages and turf grasses. We also market and distribute seed products produced by other crop seed companies, including seed for corn, soybeans, sunflowers, canola, sorghum and sugar beets. Seed products are often enhanced through selective breeding or through biotechnology enhancements to produce crops with specific traits. These traits include resistance to herbicides and pesticides as well as enhanced tolerance to adverse environmental conditions. As a result of our relationships with certain life science companies, we believe we have access to one of the most diverse genetic databases of any seed company in the industry. We also develop proprietary alfalfa seeds and license some of our proprietary alfalfa seeds to other seed companies for use in their seed products.
     Sales, Marketing and Advertising. We have a sales force of approximately 150 employees who promote the sale of our seed products throughout the United States, and in select international markets. Our sales and marketing strategy is built upon the established relationships we have with our local member cooperatives and our ability to purchase and distribute quality seed products at a competitive price. In addition, our expert sales force provides hands-on training to producers at 128 Answer Plot® locations nationwide. The Answer Plot® events demonstrate the genetic family placement story and provide producers an opportunity to learn more about our product offerings. We market our crop seed products under our CROPLAN GENETICS brand. We also distribute certain crop seed products under third-party brands, including NK brand, Asgrow brand and DEKALB brand, and under private labels. Our marketing and advertising primarily utilizes localized marketing tools, Answer Plot® events, marketing brochures, and field signs. We are a leader in online customer communications and order processing. We also participate in the WinField Solutions™ agronomy product specialist (APS) program with the crop protection products business. Through the APS program, trained agronomists are placed at local cooperatives to provide advisory services regarding crop seed and agronomy products. WinField Solutions, LLC, combines AgriSolutions™ products, CROPLAN GENETICS® seed, and the Seed Solutions brand portfolio to deliver crop protection and seed products to our dealer network and customers by leveraging the combined technical expertise, marketing skills and insight of those businesses. We spent $11.2 million on advertising and promotion for the year ended December 31, 2007.
     Distribution. We distribute our seed products through our network of local member cooperatives, to other seed companies and to retail distribution outlets. We have strategic relationships with Syngenta and Monsanto, two leading crop seed producers in the United States, to which we provide distribution, research and development services. We also sell our proprietary products under private labels to other seed companies for sale through their distribution channels. Additionally, several of our product lines (particularly turf grasses) are sold to farm supply retailers and home and garden centers. We use third-party trucking companies for the nationwide distribution of our seed products.
     Supply and Production. Our alfalfa, soybeans, corn, forage and turf grass seed are produced to our specifications and under our supervision on farms and by geographically diverse third-party producers. We maintain a significant inventory of corn and alfalfa seed products in order to mitigate negative effects caused by weather or pests. Our alfalfa and corn seed products can be stored for up to four years after harvesting. Our seed segment has foreign operations in Argentina and Canada.
     Customers. We sell our seed products to over 6,000 customers, none of which represented more than 5% of our crop seed net sales in 2007. Our customers consist primarily of our local member cooperatives and other seed companies across the United States and internationally. Our customer base also includes retail distribution outlets.
     Research and Development. We focus our research efforts on crop seed products for which we have a significant market presence, particularly alfalfa seed. We also work with other seed companies to jointly develop beneficial crop seed traits. In 2007, we spent $10.5 million on crop seed research and development.
     Competition. Our competitors include Pioneer, Monsanto and Syngenta as well as many small niche and regional seed companies. We differentiate our seed business by supplying a branded, technologically-advanced, high-quality product, and by providing farmers with access to agronomists through our Answer Plot® events and Expert Seller program. These agronomists provide crop production consultation to farmers who may or may not be our customers. Such services are increasingly important as the seed industry becomes more dependent upon biotechnology and crop production becomes more sophisticated. Due to the added cost involved, our competitors, with the exception of Pioneer, generally do not provide such services. We can provide these services at a relatively low cost because we often share the costs with a local cooperative.
Agronomy
     Overview. Agronomy consists primarily of the operations of Winfield Solutions, LLC. Winfield, a wholly owned subsidiary established in September 2007, is a distributor of wholesale crop protection products. In 2007, the Company, CHS Inc. (“CHS”) and Agriliance LLC (“Agriliance”) entered into an agreement whereby Agriliance distributed a portion of its assets, primarily its wholesale crop protection products business (“CPP”) assets to the Company and its wholesale crop nutrients business (“CN”) assets to CHS. The CPP business has been closely aligned with our Seed segment under the WinField marketing identity in order to enhance our ability to serve local cooperatives and crop producers and to gain operating efficiencies. Our remaining 50/50 joint venture investment in Agriliance now consists of its retail agronomy distribution operations.
     Products. We market crop protection products including herbicides, insecticides, fungicides, micronutrients and adjuvants. Approximately 78% of these products are manufactured by third-party suppliers and marketed under the suppliers’ brand names. The remaining 22% are manufactured by us or by a third-party supplier and marketed under the brand names AgriSolutions for herbicides, insecticides and related products, and Origin for micronutrients.
     Sales, Marketing and Advertising. We have an internal sales force of approximately 72 employees. Our sales and marketing efforts serve the entire United States and focus on areas in the Midwest, the South, the eastern Corn Belt and the Pacific Northwest. Our strategy is built upon strong relationships with local cooperatives and the ability to purchase and distribute quality agronomy products at a low cost. We engage in a limited amount of advertising in trade journals and produce marketing brochures and advertisements utilized by local cooperatives.
     Production, Source of Supply and Raw Materials. We operate primarily as a wholesale distributor of products purchased from other manufacturers. Our primary suppliers of crop protection products are Monsanto, Syngenta, BASF, Dow Chemical,

DuPont and Bayer. We enter into annual and long-term distribution agreements with these manufacturers. However, we manufacture approximately 50% of our proprietary crop protection products. Our production facilities are located in Iowa, Arkansas, Missouri, Kansas, Washington and Idaho.
     Customers. We sell our crop protection products and equipment to over 5,000 customers, none of which represented more than 5% of our net sales in 2007. Our customers consist primarily of our local member cooperatives and growers across the United States and North America concentrated mainly in the Midwest. Our customer base also includes retail agronomy service centers.
     Distribution. We distribute our private label products as well as third-party vendor products through our local member cooperatives and retail service centers. We use third-party trucking companies for the nationwide distribution of our products.
     Research and Development. Our main research and development focus is on adjuvants and we also work with micronutrients and pesticides. Product specifications come from our regional agronomists, adjuvant suppliers as well as generic pesticide formulators. In 2007, we spent approximately $1.0 million on research and development.
     Competition. Our primary competitors are national crop protection distributors, such as Helena, Agrium, UAP and Wilbur-Ellis, as well as smaller regional brokers and distributors. The wholesale agronomy industry is consolidating as distributors attempt to expand their distribution capabilities and efficiencies. Wholesale agronomy customers tend to purchase products based upon a distributor’s ability to provide ready access to product at critical times prior to and during the growing season. In addition, certain customers purchase on the basis of price. We believe we distinguish our self from competitors through our distribution network, which enables us to efficiently distribute product to customers. In addition, we provide access to trained agronomists who give advice to farmers on both agronomy and crop seed products to optimize their crop production results.
Layers
     Overview. Our layers segment consists solely of our MoArk subsidiary and its consolidated subsidiaries, which produce and market shell eggs. In 2006, we sold the liquid egg operations of MoArk to Golden Oval Eggs, LLC and GOECA, LLP (together “Golden Oval”) and continue to operate the shell egg business. In connection with the sale, the Company granted to Golden Oval a license to use the Land O’Lakes brand name for certain liquid egg products.
     Products. MoArk produces and markets shell eggs that are sold under corporate brands and national brand names such as LAND O LAKES All-Natural Farm Fresh Eggs and Eggland’s Best as well as non-branded shell eggs. MoArk also produces a variety of specialty eggs including all-natural, nutritionally enhanced, cage-free and organic. MoArk markets and processes 523 million dozen eggs from approximately 24 million layers (hens), owning approximately 15 million layers (hens) directly or through joint ventures, which produce approximately 332 million dozen eggs annually. Approximately 64% of the eggs marketed are produced by layers owned by MoArk. The remaining 36% are purchased on the spot market or from third-party producers.
     Customers and Distribution. MoArk has approximately 300 retail grocery, industrial, mass merchandise and foodservice customers throughout the United States. While supply contracts exist with a number of the larger retail organizations, the terms are typically market based annual contracts and allow early cancellation by either party. MoArk primarily delivers directly to its customers (including store door delivery). Alternatively, some customers pick up product at MoArk facilities.
     Sales and Marketing. MoArk’s internal sales force maintains direct relationships with customers. MoArk also uses food brokers to maintain select accounts and for niche and “spot” activity in situations where MoArk cannot effectively support the customer. With the exception of consumer advertising activity associated with introduction and maintenance of the LAND O LAKES brand eggs, amounts spent for advertising are insignificant.
     Competition. MoArk competes with other egg producers/marketers, including Cal-Maine Foods, Rose Acre Farms, Inc. and Sparboe Farms. MoArk competes with these companies based upon its low cost production system, its high margin regional markets and its diversified product line.
Other
     We also operate several other wholly owned businesses reflected in the Other segment, such as our LOL Finance Co. and its subsidiary, LOLFC, LLC, which provide operating loans and facility financing to farmers and livestock producers.

Joint Ventures and Investments
     The joint ventures and investments described below are unconsolidated.
Agriliance LLC
     Agriliance LLC (“Agriliance”), a 50/50 joint venture with CHS Inc. (“CHS”), was formed for the purposes of distributing and manufacturing agronomy products. Agriliance is governed by a two member board of managers. Land O’Lakes and CHS Inc., each with 50% ownership positions, have the right to appoint one of the managers. In 2007, the Company, CHS Inc. (“CHS”) and Agriliance entered into an agreement whereby Agriliance distributed a portion of its assets, primarily its wholesale crop protection products business (“CPP”) assets to Land O’Lakes and its wholesale crop nutrients business (“CN”) assets to CHS, in an effort to enhance operating efficiencies and more closely align the businesses within the parent companies. Our remaining investment in Agriliance consists primarily of retail agronomy distribution operations, which are geographically disbursed throughout the southern United States. The Company and CHS are continuing to evaluate the repositioning of the remaining Agriliance operations. As of December 31, 2007, our investment in Agriliance had a book value of $150.9 million and is accounted for under the equity method.
Agronomy Company of Canada Ltd.
     Agronomy Company of Canada Ltd. (“ACC”) is a Canadian Company in which we hold a 50% interest. CHS is the other 50% owner. ACC, along with investments it holds in affiliated companies, is in the business of supplying crop inputs such as fertilizers, crop protection products and seeds along with associated services to farmers in Ontario and the Maritimes. The venture is governed by the Agriliance board of managers. As of December 31, 2007, our investment in ACC had a book value of $21.9 million and is accounted for under the equity method of accounting. The Company and CHS are evaluating strategic alternatives for the ACC investment.
Advanced Food Products, LLC
     We own a 35% interest in Advanced Food Products, LLC, a joint venture which manufactures and markets a variety of custom and non-custom aseptic products. Aseptic products are manufactured to have extended shelf life through specialized production and packaging processes, enabling food to be stored without refrigeration until opened. We formed Advanced Food Products in 2001, with a subsidiary of Bongrain, S.A., a French food company, for the purpose of manufacturing and marketing aseptically packaged cheese sauces, snack dips, snack puddings, and ready to drink dietary beverages. The venture is governed by a six member board of managers, and we have the right to appoint two managers. Bongrain manages the day-to-day operations of the venture. As of December 31, 2007, our investment in Advanced Food Products had a book value of $34.3 million and is accounted for under the equity method. The Operating Agreement governing the joint venture provides that, at any time after February 28, 2006, the Company may put its membership interest in the joint venture to the other member, or the other member may call the Company’s membership interest in the joint venture, at a price determined by the joint venture’s recent operating performance.
CoBank ACB
     CoBank ACB (“CoBank”) is a cooperative lender of which we are a member. Our equity interest in CoBank and the amount of patronage we receive is dependent upon our outstanding borrowings from CoBank. As of December 31, 2007, our investment in CoBank had a book value of $4.4 million and is accounted for under the cost method.
Ag Processing Inc
     Ag Processing Inc is a cooperative that produces soybean meal and soybean oil. As a member of Ag Processing Inc, we are entitled to patronage based upon our purchases of these products. We use soybean meal as an ingredient in our feed products. Soybean oil is an ingredient used to produce our dairy spread products. As of December 31, 2007, our investment in Ag Processing Inc had a book value of $32.8 million and is accounted for under the cost method.
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
Structure and Membership
     We have both voting and nonvoting members, with differing membership requirements for cooperative and individual members. We also separate our members into two categories: “dairy members” supply our dairy foods segment with dairy products, primarily milk, cream, cheese and butter, and “ag members” purchase agricultural products, primarily feed, seed and crop protection products from our other operations or joint ventures. We further divide our dairy and ag members by region. There are seven dairy regions and five ag regions.
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
Earnings
     As described above, we divide our earnings between member and non-member business and then allocate member earnings to dairy foods operations or agricultural operations (our Feed, Seed and Agronomy segments). For our dairy foods operations, the amount of member business is based on the amount of dairy products supplied to us by our dairy members. In 2007, 72.8% of our dairy input requirements came from our dairy members. For our agricultural operations, the amount of member business is based on the dollar-amount of products sold to our agricultural members. In 2007, 44.0% of agricultural product net sales were to members.
Patronage Income and Equity
     On an annual basis, the board of directors will establish the total allowable payments for the current year cash to members, including cash patronage, age and estate payments, and equity revolvements for both the Dairy Foods and Ag Service members. The cap will be based upon an appropriate percentage of prior year net income and is subject to board discretion.
     To acquire and maintain adequate capital to finance our business, our by-laws allow us to retain up to 25% of our earnings from member business as additions to retained earnings (permanent equity) or offsets to deferred member equities. In 2007, the Dairy Foods holdback was 10% and the Ag Service holdback was 15%. For 2008, the board approved the holdback percentage for the Ag Service businesses at 15% and the Dairy Foods holdback percentage at 10%.
     We have two plans through which we revolve patronage income to our members: the Equity Target Program for our dairy foods operations and the Ag Service member equity program for our agriculture operations.
     The Equity Target Program provides a mechanism for determining the capital requirements of our dairy foods operations and each dairy member’s share of those requirements. The board of directors has established an equity target investment of $2.75 per hundred pounds of milk (or milk equivalent) delivered per year by that member to us. We distribute 20% of allocated patronage income as cash to a dairy member annually until the investment target is reached by that member. The remaining 80% of allocated patronage income is retained as equities. When the member’s equity investment reaches the target, and for as long as the member’s equity target investment is maintained, we distribute 100% of the member’s allocated patronage income as cash. When members become inactive, their equities are revolved within twelve years. The equity target as well as the revolvement period may be changed at the discretion of the board.
     In 2007, we allocated $49.5 million of our member earnings to our dairy members as a qualified allocation with an estimated $11.4 million in cash to be paid in 2008. In 2006, we allocated $27.2 million of our member earnings to dairy members as a qualified allocation with $6.3 million in cash patronage paid in 2007. There was also $3.6 million of non-qualified patronage in 2006 not allocated. We also revolved $9.4 million and $14.6 million of equities in years 2007 and 2006, respectively.
     In the Ag Service member equity program, the board of directors approved a change to distribute 35% of the 2006 allocated patronage income in cash and retain the remaining 65% as member equity. This was a change from 30% in cash and 70% in member equity for the previous year. In 2007, we allocated $47.7 million of our member earnings to our agricultural members with an estimated $16.7 million in cash to be paid in 2008. In 2006, we allocated $41.2 million of our member earnings to our agricultural members with $14.1 million in cash patronage paid in 2007.
     Effective in 2007, the board of directors also approved a change in the Ag Service equity revolvement program from an oldest equity year first program to a percentage of the total equity for the eligible equity accounts. The percentage is calculated by dividing the funds available for revolvement by the total eligible equity. The funds available for revolvement are determined by the board of directors on an annual basis. Account eligibility for revolvement is based on a 10 year waiting period. We revolved $21.2 million and $36.9 million of member equities in years 2007 and 2006, respectively.
     Our estate redemption policy provides that we will redeem equity holdings of deceased natural persons upon the death of the owner. The Company’s age retirement policy provides that we will redeem equity holdings of inactive producers who are natural persons when the producer reaches age 75 or older. Subject to various requirements, we may redeem the equity holdings of members in bankruptcy or liquidation. All proposed equity redemptions must be presented to, and are subject to the approval of, our board of directors before payment. In connection with these programs, we redeemed $7.0 million in 2007 and $5.2 million in 2006.
Employees
     At March 1, 2008, we had approximately 8,700 employees, approximately 20% of whom were represented by unions having national affiliations. Our contracts with these unions expire at various times throughout the next several years. We consider our relationship with employees to be generally satisfactory. We have had no labor strikes or work stoppages within the last five years.
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
     We own a number of registered and unregistered trademarks used in connection with the marketing and sale of our food products, as well as our feed, seed, agronomy and egg products including LAND O LAKES, the Indian Maiden logo, Alpine Lace, New Yorker, Extra Melt Maxi Care, Amplifier Max, Cow’s Match, Omolene, CROPLAN GENETICS, AgriSolutions, Origin, WinField Solutions and MoArk. Land O’Lakes Purina Feed licenses certain trademarks from Land O’Lakes, including LAND O LAKES, the Indian Maiden logo, Maxi Care, Cow’s Match and Amplifier Max, for use in connection with its animal feed and milk replacer products. We license the trademarks Purina, Chow and the “Checkerboard” Nine Square logo from Nestle Purina PetCare Company under a perpetual, royalty-free license. This license only gives us the right to use these trademarks for particular products that we currently market with these trademarks. We do not have the right to use these trademarks outside of the United States or in conjunction with any products designed primarily for use with cats, dogs or humans. We do not have the right to assign any of these trademarks without the written consent of Nestle Purina PetCare Company. These trademarks are important to us because brand name recognition is a key factor to our success in marketing and selling our feed products. The registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner, or our licensees, where applicable, comply with all pertinent renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods.
     In 2002, we expanded our licensing agreement with Dean Foods. Under the expanded agreement, Dean Foods is granted exclusive rights to use the LAND O LAKES brand and the Indian Maiden logo in connection with the manufacturing, marketing, promotion, distribution and sale of certain products, including, but not limited to, basic dairy products (milk, yogurt, cottage cheese, ice cream, eggnog, juices and dips), creams, small bottle milk, infant formula products and soy beverage products. Dean Foods is also granted the right to use the Company’s patented Grip ‘n Go bottle and the Company’s formula for fat-free half & half. With respect to the basic dairy products and the small bottle milk, the license is granted on a royalty-free basis. With respect to the remaining products covered by the license agreement, Dean Foods pays a sales-based royalty, based on volumes sold, subject to a guaranteed minimum annual royalty payment. In addition, the license agreement is terminable by either party in the event that certain minimum thresholds are not met on an annual basis.
     We have patented formulations and processes for our milk replacer and other feed products which have expirations through 2018.
     We have also entered into other license agreements with other affiliated and unaffiliated companies, such as MoArk and Golden Oval Eggs, LLC, which permit these companies to utilize our trademarks in connection with the marketing and sale of certain products.
Environmental Matters
     We are subject to various Federal, state, local and foreign environmental laws and regulations, including those governing discharges of pollutants into the air or water and the use, storage and disposal of hazardous materials or wastes. Violations of these laws and regulations, or of the permits required for our operations, may lead to civil and criminal fines and penalties or other sanctions. Environmental laws and regulations may also impose liability for the cleanup of environmental contamination. We generate large volumes of waste water, we use regulated substances in operating our manufacturing equipment, and we use and store other chemicals on site (including acids, caustics, fuels, oils and refrigeration chemicals). Agriliance, and now our crop protection products business, store petroleum products and other chemicals on-site (including fertilizers, pesticides and herbicides). Spills or releases resulting in significant contamination, or changes in environmental regulations governing the handling or disposal of these materials, could result in significant costs that could have an impact on our business, financial condition or results of operations.
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
     In 2007, we paid less than $300,000 for investigation and remediation of environmental matters, including Superfund and related matters. Expenditures for such activities could rise materially if substantial additional contamination is discovered at any of our current or former facilities or if other PRPs fail or refuse to participate in cost sharing at any Superfund site, or similar disposal site, at which we are implicated.
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
     Our dairy business is affected by Federal price support programs and federal and state pooling and pricing programs. Since 1949, the Federal government has maintained price supports for cheese, butter and nonfat dry milk. The government stands as a ready purchaser of these products at their price support levels. Historically, when the product price reached 110% of its price support level, the government would sell its inventory into the market, effectively limiting the price of these products. Because prices for these products have generally been higher than their support level for a number of years, the government currently has minimal inventories of cheese and butter. As a result, these commodity prices have been greater than 110% of their price support levels for several years. The provisions for dairy price support contained in the Farm Security and Rural Investment Act of 2002 are up for renewal in Congress and were set to expire December 31, 2007. The provisions have been extended to March 15, 2008 by Congress through the passage of the omnibus budget package for 2008. The Senate and House will be in conference committee in early 2008 to renew the Farm Bill.
     Federal and certain similar state regulations attempt to ensure that the supply of raw milk flows in priority to fluid milk and soft cream producers before producers of hard products such as cheese and butter. This is accomplished in two ways. First, the Federal market order system sets minimum prices for raw milk. The minimum price of raw milk for use in fluid milk and soft cream production is set as a premium to the minimum price of raw milk used to produce hard products. The minimum price of raw milk used to produce hard products is, in turn, set based upon USDA survey data which includes market pricing of butter, nonfat dry milk (“NFDM”), whey and cheese. Second, the Federal market order system establishes a pooling program under which participants are required to send at least some of their raw milk to fluid milk producers. The specific amount varies based on region, but is at least 10% of the raw milk a participant handles. Certain areas in the country, such as California, have adopted systems which supersede the Federal market order system but are similar to it. In addition, because the Federal market order system is not intended as an exclusive regulation of the price of raw milk, certain states have, and others could, adopt regulations which could increase the price we pay for raw milk, which could have an adverse effect on our financial results. We also pay a premium above the market order price based on competitive conditions in different regions.

     Producers of dairy products which are participants in the Federal market order system pay into regional “pools” for the milk they use based on the amount of each class of dairy product produced and the price of those products. As described above, only producers of dairy products who send the required minimum amount of raw milk to fluid milk producers may participate in the pool. The amounts paid into the pool for raw milk used to make fluid milk and soft creams are set at a premium to the amounts paid into the pool for raw milk used to make cheese or butter. The pool then settles with each milk handler on a weighted average price for all raw milk (including that used for fluid milk and soft creams) sold in that region. The milk handler pays at least this pool price to the dairy farmer for milk received. This pooling system provides an incentive for hard product producers to participate in the pool (and therefore supply the required minimum for fluid milk production), because the average price for raw milk received by these producers from the pool is more than the average price they pay into the pool.
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
     The crop seed industry consists of large companies such as Pioneer, Monsanto and Syngenta which possess large genetic databases and produce and distribute a wide range of seeds, as well as niche companies which distribute seed products for only one or a few crops. Because approximately 91% of our crop seed sales come from sales of alfalfa, soybeans, corn and forage and turf grasses, technological developments by our competitors in these areas could result in significantly decreased sales and could materially adversely affect our business and financial condition. In addition, if any or all of these large seed companies decide to sell directly to the market or increase the licensing fees they charge us, we could experience decreased sales and margins.
     The wholesale agronomy industry consists of a few national crop protection product distributors such as UAP, Helena and Wilbur-Ellis, as well as smaller regional brokers and distributors. Competition in the industry may intensify as distributors consolidate to increase distribution capabilities and efficiencies, which could materially adversely affect our crop protection products business.
     MoArk competes with other egg processors, including Cal-Maine Foods, Rose Acre Farms, Inc. and Michael Foods. MoArk competes with these companies, in part, based upon its low cost production system and its diversified product line. Competition in the egg industry may intensify as distributors consolidate to increase efficiencies, which could materially adversely affect MoArk’s business and financial condition.
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
     One of the Company’s indirect wholly owned subsidiaries, Forage Genetics International, LLC (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On June 25, 2005, the United States Department of Agriculture (“USDA”) approved a petition submitted by Monsanto and FGI for a Determination of Non-regulated Status for Roundup Ready Alfalfa. On February 16, 2006, the Plaintiffs commenced an action under the National Environmental Policy Act (“NEPA”), the Endangered Species Act (“ESA”), and the Plant Protection Act (“PPA”), seeking declaratory and injunctive relief to set aside the USDA’s determination. On February 13, 2007, the United States District Court for the Northern District of California (the “Court”) granted the Plaintiffs’ motion on its NEPA claim that the USDA, through the Animal and Plant Health Inspection Service (“APHIS”), failed to take a “hard look” at the potential environmental impacts of its deregulation decision and ordered APHIS to prepare an Environmental Impact Statement (“EIS”). Because the injunctive relief granted by the Court may have a direct, immediate and harmful effect upon its operations, FGI moved to intervene in the remedial phase of the action. On March 12, 2007, the Court issued a preliminary injunction enjoining all future plantings of Roundup Ready Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after the EIS is completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In August, FGI filed a notice of appeal with the Court, seeking to overturn the permanent injunction while the EIS is being conducted. FGI’s appeal seeks to correct the legal standards applied as the basis for the injunction, but does not challenge the Court’s order to complete the EIS. As a result of the court’s actions, for the year ended December 31, 2007, the Company’s Seed segment recorded a $8.2 million charge relating to alfalfa inventory write-downs and increased sales returns reserves which are reflected in gross profit. Although the Company believes the outcome of the environmental study will be favorable, there are approximately $20.3 million of purchase commitments with seed producers over the next two years and $16.1 million of inventory as of December 31, 2007, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
THE GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED SALES AND MARGINS AND COULD CONTINUE TO NEGATIVELY IMPACT OUR SALES AND MARGINS.
     We operate dairy facilities located in different regions of the United States. Milk production in certain regions has experienced a relative decline over time as smaller producers in these regions have ceased milk production and larger producers in the West have increased milk production. In addition, a producer, whether a member or a non-member, may decide not to supply milk to us or may decide to stop supplying milk to us when the term of their contractual obligation expires. Where milk production is not sufficient to fully support our operations we are not able to operate our plants at a level that is profitable, are forced to transport milk from a distance or are forced to pay higher prices for our milk supply. These conditions have decreased, and could continue to decrease sales and operating margins.
     In response to these trends, we have been restructuring our dairy facility infrastructure in an effort to increase production efficiencies and reduce costs. There can be no assurance that this restructuring will be successful in increasing production efficiencies or reducing costs.
     In addition, as dairy production has shifted to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchase higher margin mixed feed product delivered to the farm. If this shift continues, we will continue to have decreased volumes of animal feed in the Midwest and increased costs of production as we are unable to profitably operate certain of our Midwestern plants.

CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR DAIRY FOODS REVENUES AND CASH FLOW.
     We are subject to the risks of:
     – evolving consumer preferences and nutritional and health-related concerns; and
     – changes in food distribution channels, such as consolidation of the supermarket industry and other retail outlets that result in a smaller customer base and intensify the competition for fewer customers.
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
     The sales of crop seed and crop protection products are dependent upon the planting and growing season, which varies in timing from year to year, resulting in both highly seasonal patterns and substantial fluctuations in our quarterly sales and margin. Most sales of our seed products and crop protection products are sold in the first half of the year during the spring planting season in the United States. If the spring is particularly wet, farmers may not be able to plant all seed that is purchased and not apply crop protection products because they will be washed away and ineffective if applied.
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
INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILITY.
     We require a substantial amount of electricity, natural gas and gasoline to manufacture, store and transport our products. The price of electricity, natural gas and gasoline fluctuates significantly over time. Many of our products compete based on price, and we may not be able to pass on increased costs of production, storage or transportation to our customers. As a result, increases in the cost of electricity, natural gas or gasoline could substantially harm our margins.

OUTBREAKS OF DISEASE CAN REDUCE OUR SALES AND MARGINS.
     The productivity and profitability of our businesses depend on animal and crop health and on disease control.
     We face the risk of outbreaks of BSE, which could lead to decreased feed and dairy sales and increased costs to produce feed and dairy products. In response to the discovery of BSE in the U.S. marketplace, the USDA has increased testing requirements for cows and is exploring additional inspection requirements which could increase the cost of production of beef and dairy products. The discovery of additional cases of BSE could lead to widespread destruction of beef cattle and dairy cows, could cause consumer demand for beef and dairy products to decrease and could result in increased inspection costs and procedures. If this occurs, we could have decreased feed sales for beef cattle and dairy cows as a result of animal destruction or producers lowering their herd sizes in response to decreased consumer demand. In addition, we could have decreased sales of our dairy products due to decreased consumer demand or decreased milk supply and decreased margins as a result of increased dairy production costs.
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
     Outbreaks of plant diseases (including Asian Soybean Rust) and pests could destroy entire crops of plants for which we sell crop seed. If this occurs, the crops grown to produce seed could also be destroyed, resulting in a shortage of crop seed available for us to sell for the next planting season. In addition, there may be decreased demand for our crop seed from farmers who choose not to plant those species of crops affected by these diseases or pests. These shortages and decreased demand could reduce our sales. In addition, certain plant diseases (including Asian Soybean Rust) could reduce the total available supply of soybeans and soybean meal, which are inputs used in our feed business. To the extent we are unable to find suitable alternatives, are unable to completely hedge our exposure to such inputs or are unable to pass along price increases to our customers, an increase in the cost of these inputs could reduce our sales and could reduce our margins.
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
     We are major purchasers of commodities used as inputs in our dairy foods segment, namely milk, cream, butter and bulk cheese. Our dairy foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. We inventory a significant amount of the cheese and butter products that we produce for sale to our customers at a later date and at the market price on that date. For example, we build significant butter inventories in the spring when milk supply is highest for sale to our retail customers in the fall when butter demand is highest. If the market price we receive at the time we sell our products is less than the market price on the day we made the products, we will have lower (or negative) margins which may have a material adverse impact on our earnings. In addition, we maintain significant inventories of cheese for aging and face the same risk with respect to these products.
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

     Our MoArk subsidiary produces and markets eggs. During periods of low egg prices, as measured by the Urner Barry Midwest index, MoArk’s ability to make dividend distributions to the Company could be diminished.
WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND CONTROL OF THE JOINT VENTURE ARE LIMITED.
     We produce, market and sell products through numerous joint ventures with unaffiliated third parties.
     The terms of each joint venture are different, but our joint venture agreements generally contain:
–	restrictions on our ability to transfer our ownership interest in the joint venture;

–	no right to receive distributions without the unanimous consent of the members of the joint venture; and

–	non-competition arrangements restricting our ability to engage independently in the same line of business as the joint venture.
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
CERTAIN OF OUR BUSINESS MAY BE ADVERSELY AFFECTED BY OUR DEPENDENCE UPON OUR SUPPLIERS.
     Certain of our businesses, particularly our Seed and Crop Protection Products businesses, rely on a limited number of suppliers for the products they sell. In the event these businesses are unable to purchase their products on favorable terms from these suppliers, they may be unable to find suitable alternatives to meet their product needs.
THE MANNER IN WHICH WE PAY FOR CERTAIN OF OUR INPUTS AND OTHER PRODUCTS THAT WE DISTRIBUTE EXPOSES US TO SUPPLIER-SPECIFIC RISK.
     In our seed and crop protection products businesses, we prepay with respect to a substantial amount of product which we will further process or distribute at a future date. We also accept prepayments from our own customers, but we are generally unable to collect as many prepayment dollars as we send to our suppliers. In the event that one of the suppliers to whom we make a prepayment is unable to continue as a going concern or is otherwise unable to fulfill its contractual obligations, we may not be able to take delivery of all the product for which we made a prepayment, and, as a trade creditor, we may not be able to reclaim the remaining amounts of cash held by such supplier in our prepaid account.
INCREASED FINANCIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT FACILITIES AND TO OPERATE OUR BUSINESS.
     We may incur additional debt from time to time to finance strategic acquisitions, investments and alliances, capital expenditures or for other purposes, subject to the restrictions contained in our debt agreements. Our debt could have important consequences to persons holding our outstanding indebtedness, including the following:
     – we will be required to use a portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances and other general corporate requirements;
     – our interest expense could increase if interest rates in general increase because a portion of our debt bears interest at floating rates;
     – our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to our competitors who are less leveraged;
     – our debt service obligations could limit our flexibility to plan for, or react to, changes in our business and the dairy and agricultural industries;
     – our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements;
     – our level of debt may prevent us from raising the funds necessary to repurchase all of our 8 3/4% senior notes and the 9% senior secured notes tendered to us upon the occurrence of a change of control, which would constitute an event of default under the 8 3/4% senior notes and the 9% senior secured notes; and

     – our failure to comply with the financial and other restrictive covenants in our debt instruments could result in an event of default that, if not cured or waived, could cause our debt to become due immediately and permit our lenders to enforce their remedies.
SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.
     We expect to obtain the cash to make payments on our debt and to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements from our operations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure investors that our business will generate sufficient cash flow from operations, that we will realize cost savings, net sales growth and operating improvements on schedule, or at all, or that future borrowings will be available to us under our senior bank facilities, in each case, in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs.
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
     We conduct a portion of our operations through our subsidiaries and joint ventures. We are, therefore, dependent in part upon dividends or other intercompany transfers of funds from these companies in order to pay the principal of and interest on our indebtedness and to meet our other obligations. Generally, creditors of these companies will have claims to the assets and earnings of these companies that are superior to the claims of creditors of Land O’Lakes, except to the extent the claims of Land O’Lakes creditors are guaranteed by these entities.
     Although the Subsidiary Guarantees and the second-priority liens of the Subsidiary Guarantors will provide the holders of the 9% senior secured notes with a direct claim against the assets of the Subsidiary Guarantors, enforcement of the Subsidiary Guarantees and the second-priority liens of the Subsidiary Guarantors against any Subsidiary Guarantor may be challenged in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of the Subsidiary Guarantor and could be subject to defenses. To the extent that the Subsidiary Guarantees and the second-priority liens are not enforceable, the 9% senior secured notes would be effectively subordinated to all liabilities of the Subsidiary Guarantors, including trade payables and contingent liabilities, and preferred stock of the Subsidiary Guarantors. In any event, the 9% senior secured notes will be effectively subordinated to all liabilities of the Non-Guarantors. Excluding eliminating intercompany activity, the Non-Guarantors:
     – had assets of $1,226 million or 28% of our total assets as of December 31, 2007;
     – had liabilities of $994 million or 29% of our total liabilities as of December 31, 2007 (after excluding the $190.7 million of Capital Securities, see “Description of capital securities” from the consolidated total liabilities); and
     – generated net sales of $613 million or 7% of our consolidated net sales for the year ended December 31, 2007.
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
A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.
     Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives. As a cooperative, we are not taxed on earnings from member business that we deem to be patronage income allocated to our members. However, we are taxed as a typical corporation on the remainder of our earnings from our member business (those earnings which we have not deemed to be patronage income) and on earnings from nonmember business. If we were not entitled to be taxed as a cooperative, our tax liability would be significantly increased. For additional information regarding our cooperative structure and the taxation of cooperatives, see “Item 1. Business — Description of the cooperative.”
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
     Consumption of our products may cause serious health-related illnesses and we may be subject to claims or lawsuits relating to such matters. An inadvertent shipment of adulterated products is a violation of law and may lead to an increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies. Such claims or liabilities may not be covered by our insurance or by any rights of indemnity or contribution which we may have against others in the case of products which are produced by third parties. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our brand image. In the past, we have voluntarily recalled certain of our products in response to reported or suspected contamination. If we recall any of our products, we may face material consumer claims.
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

STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.
     As of December 31, 2007, approximately 20% of our employees were covered by collective bargaining agreements, some of which are due to expire within the next twelve months. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs. See “Item 1. Business — Employees” for additional information.
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

Item 2. Properties.
     We own the land underlying our corporate headquarters in Arden Hills, Minnesota and lease the buildings. Our corporate headquarters, consisting of a main office building and a research and development facility, has an aggregate of approximately 275,000 gross square feet. In addition, we own offices, manufacturing plants, storage warehouses and facilities for use in our various business segments. Thirty of our owned properties are mortgaged to secure our indebtedness. The following table provides summary information about our principal facilities as of December 31, 2007:

	Total Number	Total Number
	of Facilities	of Facilities
Business Segment	Owned	Leased	Regional Location of Facilities
Dairy Foods	12(1)	3	Midwest(2) — 10
			West(3) — 2
			East(4) — 3
			South(5) — 0

Feed	96(6)	44	Midwest — 72
			West — 32
			East — 12
			South —24

Seed	16	5	Midwest — 12
			West — 9

Agronomy	23	57	Midwest — 52
			West – 14
			East – 5
			South – 9

Layers	21	29	Midwest — 11
			West — 27
			East — 11
			South — 1

(1)	Includes a non edible foods manufacturing facility and 1 closed facility.

(2)	The Midwest region includes the states of Ohio, Michigan, Indiana, Illinois, Wisconsin, Minnesota, Iowa, Missouri, Oklahoma, Kansas, Nebraska, South Dakota and North Dakota and Ontario, Canada.

(3)	The West region includes the states of Montana, Wyoming, Colorado, Texas, New Mexico, Arizona, Utah, Idaho, Washington, Oregon, Nevada, California, Alaska and Hawaii.

(4)	The East region includes the states of Maine, New Hampshire, Vermont, New York, Massachusetts, Rhode Island, Connecticut, Pennsylvania, New Jersey, Delaware and Maryland.

(5)	The South region includes the states of West Virginia, Virginia, North Carolina, Kentucky, Tennessee, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana and Arkansas.

(6)	Includes 8 closed facilities.
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
     On March 6, 2007, Land O’Lakes, Inc. announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit.  On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In August, FGI filed a notice of appeal with the Court, seeking to overturn the permanent injunction while the EIS is being conducted. FGI’s appeal seeks to correct the legal standards applied as the basis for the injunction, but does not challenge the Court’s order to complete the EIS. As a result of the court’s actions, for the year ended December 31, 2007, the Company’s Seed segment recorded a $8.2 million charge relating to alfalfa inventory write-downs and increased sales returns reserves. Although the Company believes the outcome of the environmental study will be favorable, there are approximately $20.3 million of purchase commitments with seed producers over the next two years and $16.1 million of inventory as of December 31, 2007, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     On February 24, 2004, Cache La Poudre Feeds, LLC (“Cache”) filed a lawsuit in the United States District Court for the District of Colorado against Land O’Lakes Farmland Feed LLC and certain named individuals claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. The Company denied any wrongdoing and pursued certain counterclaims against Cache.   The trial concluded on July 10, 2007, and the jury determined that Cache had suffered actual damages of approximately $0.5 million. In addition, the jury provided an advisory opinion to the judge in which the Company could be required to pay to Cache an additional $14.6 million for alleged profits earned by the Company. On August 30, 2007, the judge entered a final ruling in which he reduced the alleged profits award from $14.6 million to $4.4 million. The jury’s actual damages award of $0.5 million was not reviewed by the judge, and therefore remained at its original amount. Cache filed motions to collect attorney’s fees and interest. Land O’Lakes filed a counter to these motions as well as a motion to reduce the approximately $0.5 million awarded by the jury. The judge ordered the parties to enter mandatory mediation, which occurred in November 2007. Since then, the parties have resolved the dispute, and in 2008 the case was dismissed with prejudice. The Company holds insurance coverage and recorded an accrual at December 31, 2007 for losses in excess of coverage.
     In 2003, several lawsuits were filed against the Company by Ohio alpaca producers that alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers’ alpacas. In March 2007, the United States District Court for the Northern District of Ohio issued a verdict in favor of the one remaining lawsuit. Since then, another producer, alleging the same claims as the original lawsuits, has filed a complaint with the Court of Common Pleas in Medina County, Ohio, seeking damages in excess of $1.0 million. The case was scheduled for trial in late April 2008, but the parties were able to reach a settlement on April 14, 2008. Neither the March 2007 verdict, nor the April 14th settlement will have a material impact to the Company’s consolidated financial condition, results of operations or cash flows.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party for cleanup costs in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the site and also demanded that the Company reimburse the EPA approximately $8.9 million for remediation expenses already incurred at the site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA regarding clean up of the Site. In the Letter, the EPA claimed that it has incurred approximately $21 million of costs related to the remediation of the Site through October 31, 2007. The EPA is seeking reimbursement of these costs, on a joint and several basis, from the Company and other potentially responsible parties. The EPA has also stated that additional remediation of the Site will be required at an estimated cost of $9.6 million. The Company is currently reviewing the

EPA’s request and will respond to the EPA with its proposal within the time frame set forth in the Letter. In the meantime, we have made a request of the EPA to forward the documents it used in its analysis set forth in the Letter. The Company has not yet received the requested documents. Accordingly, at this time, the Company is not aware of the exact nature or extent of the contaminants the EPA claims existed at the Site prior to the remediation efforts, nor is the Company aware of the exact nature or extent of the contaminants the EPA claims continue to exist and require additional remediation. Depending on the results of the document request, the Company believes it will have multiple defenses available that will mitigate our liability. For instance, the Company may be able to show that certain amounts of the contamination occurred after it sold the property, that certain amounts of the contaminants were found on areas of the Site that the Company did not utilize, or that certain contaminants were not used in the Company’s operations while it occupied the Site. In addition, the Company is currently analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure, if any.
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
     As of April 1, 2008, there are approximately 904 holders of Class A common stock, 3,893 holders of Class B common stock, 163 holders of Class C common stock and 1,123 holders of Class D common stock.
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
     In March 2008, the Company became aware of previously undetected misstatements to the consolidated financial statements of Agriliance LLC (“Agriliance”), a 50%-owned joint venture. The Company accounts for its investment in Agriliance under the equity method of accounting. For Agriliance’s years ended August 31, 2003 through 2007, Agriliance misapplied EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF”). Agriliance estimated vendor rebates earned throughout the vendor’s crop year program based on long-term agreements, prior historical rebate amounts, and current negotiations with vendors and recorded the estimates as product was sold. Certain of these arrangements with vendors were not formally binding until sometime after the start of the vendor’s crop year program. In accordance with the EITF, rebates are recorded as earned when a binding arrangement exists (which in most cases is either a signed agreement between the Company and the vendor or a published vendor rebate program) or in the absence of a binding arrangement, when cash is received.
     The Company’s consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003 have been adjusted to correct for the misstatements related to recording its share of Agriliance’s consolidated financial results for the years that the misstatements arose. The adjustments have no impact on the Company’s cash flows. In addition, an $12.5 million adjustment to reduce investments and retained earnings as of December 31, 2002 has been recorded in the Company’s consolidated financial statements to reflect the cumulative effect on earnings from Agriliance for vendor rebates misstated in periods prior to December 31, 2002.
     We have evaluated the effects of the misstatements on prior periods’ consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108) and concluded that no prior period consolidated financial statements are materially misstated. However, we corrected our prior period consolidated financial statements for the immaterial effect of the misstatements in the consolidated financial statements as presented in “Item 8. Financial Statements and Supplementary Data.” As such, we do not intend to amend our previous filings with the SEC with respect to this misstatement. For further information refer to Note 2 in “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2007	2006(14)	2005(14)	2004(14)	2003(14)
	($ in Millions)
Statement of Operations Data:
Net sales	$8,924.9	$7,102.3	$7,336.1	$7,497.3	$6,164.4
Cost of sales	8,157.7	6,441.4	6,751.1	6,903.6	5,580.2

Gross profit	767.2	660.9	585.0	593.7	584.2
Selling, general and administrative	622.2	515.5	494.9	501.0	464.6
Restructuring and impairment charges(1)	3.9	21.2	6.4	7.8	6.3
Gain on insurance settlement	(5.9)	—	—	—	—

Earnings from operations	147.0	124.2	83.7	84.9	113.3
Interest expense, net	48.9	58.4	79.9	83.1	81.0
Other expense (income), net(2)	(37.1)	(18.8)	9.2	(7.5)	(24.5)
Gain on sale of investment in CF Industries, Inc(3)	—	—	(102.4)	—	—
Loss on impairment of investment in CF Industries, Inc(4)	—	—	—	36.5	—
Equity in earnings of affiliated companies	(68.2)	(13.6)	(41.3)	(62.2)	(49.6)
Minority interest in earnings of subsidiaries	1.5	1.4	1.3	1.6	6.4

Earnings before income taxes and discontinued operations	201.9	96.8	137.0	33.4	100.0
Income tax expense	38.1	7.9	7.3	2.9	17.8

Net earnings from continuing operations	163.8	88.9	129.7	30.5	82.2
Earnings (loss) from discontinued operations, net of income taxes(5)	—	—	2.1	(6.8)	(4.9)

Net earnings	$163.8	$88.9	$131.8	$23.7	$77.3

Other Financial Data:
Depreciation and amortization	$84.1	$95.2	$99.3	$107.2	$111.5
Unrealized hedging gains(losses)(6)	12.9	7.6	5.3	(23.1)	19.5
Capital expenditures	91.1	83.8	70.4	96.1	71.7
Cash patronage paid to members(7)	20.4	24.0	15.1	11.4	4.2
Equity revolvement paid to members(8)	37.6	56.6	53.6	23.2	20.2

	Years Ended December 31,
	2007	2006(14)	2005(14)	2004(14)	2003(14)
	($ in Millions)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$116.8	$79.7	$179.7	$73.1	$110.3
Restricted cash(9)	—	—	—	20.3	20.1
Working capital(10)	461.3	292.7	193.6	316.0	411.9
Property, plant and equipment, net	551.8	665.1	668.6	710.2	726.5
Total assets	4,431.8	3,014.9	3,063.0	3,169.0	3,355.9
Total debt(11)	558.3	517.6	556.5	905.9	1,073.2
Capital securities of trust subsidiary	190.7	190.7	190.7	190.7	190.7
Minority interests	6.2	8.8	6.0	9.4	62.7
Total equities	1,032.2	932.7	891.5	840.0	862.1

	Years Ended December 31,
	2007	2006	2005	2004	2003
	($ in Millions)
Selected Segment Financial Information:
Dairy Foods
Net sales	$4,176.8	$3,241.3	$3,684.1	$3,797.3	$2,883.4
Earnings (loss) from operations	80.6	68.0	31.3	37.0	26.3
Depreciation and amortization	26.3	40.0	41.2	39.6	42.4
Capital expenditures	18.0	19.4	20.5	53.1	28.2
Feed
Net sales	3,061.6	2,711.4	2,586.9	2,626.6	2,467.2
Earnings from operations	56.0	60.6	61.4	12.8	56.1
Depreciation and amortization	27.8	30.7	32.0	38.5	44.0
Capital expenditures	42.2	33.6	25.9	26.3	24.0
Seed
Net sales	917.0	756.0	653.9	518.8	466.2
Earnings from operations	39.1	39.3	30.5	19.9	15.0
Depreciation and amortization	2.4	2.5	2.3	2.5	2.2
Capital expenditures	2.0	2.7	2.4	1.6	0.5
Agronomy(12)
Net sales	287.4	—	—	—	—
Earnings (loss) from operations	(48.2)	(13.1)	(27.6)	(12.8)	(14.0)
Depreciation and amortization	8.5	6.1	6.1	6.1	6.1
Capital expenditures	0.3	—	—	—	—
Layers (13)
Net sales	513.9	398.4	407.0	541.3	317.8
(Loss) earnings from operations	26.4	(26.9)	(11.1)	26.8	28.5
Depreciation and amortization	8.1	8.7	10.3	10.8	6.3
Capital expenditures	5.1	11.0	17.7	8.9	3.8
Other/Eliminations
Net sales	(31.9)	(4.7)	4.3	13.2	29.9
Earnings (loss) from operations	(6.9)	(3.7)	(0.8)	1.3	1.4
Depreciation and amortization	11.1	7.2	7.4	9.7	10.5
Capital expenditures	23.4	17.0	4.0	6.2	15.1
See accompanying Notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA

(1)	The following table summarizes restructuring and impairment charges:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	($ in millions)
Restructuring charges	$0.5	$1.5	$0.3	$2.4	$3.5
Impairment of assets	3.5	19.7	6.1	5.4	2.8

Total	$4.0	$21.2	$6.4	$7.8	$6.3

Restructuring charges for the years ended for 2003 through 2007, resulted primarily from the closing of manufacturing facilities in Dairy Foods and initiatives to consolidate facilities and reduce personnel in Feed.
In 2007, the Company incurred impairment charges of $3.5 million. The Company recorded a $1.8 million charge to write down a Dairy Foods investment to estimated fair value. Seed incurred a $0.5 million impairment charge related to structural deterioration of a soybean facility in Vincent, Iowa and a $0.2 million charge for impairment of a software asset. A $0.6 million impairment charge was recorded in Layers for the closing of various facilities. Feed impairment charges of $0.3 million were incurred for the write-down of various manufacturing facilities held for sale. In 2006, the Company incurred $19.7 million of impairment charges, of which $16.8 million related to a goodwill impairment charge in Layers and a $2.8 million impairment charge in Dairy Foods related to a note receivable from the sale of a cheese facility in Gustine, California. The impairment charge of $6.1 million in 2005 related to the write-down of various assets to their estimated fair value primarily due to closing facilities in Dairy Foods and Feed. The impairment charge of $5.4 million in 2004 consisted of the write-down of various assets to their estimated fair value in Dairy Foods and Feed and a goodwill impairment in Seed due to the sale of a subsidiary. The impairment charge of $2.8 million in 2003 related to the write-down of various assets to their estimated fair value in Feed and Seed and a goodwill impairment in Seed.

(2)	The following table summarizes other expense (income), net:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	($ in millions)
Gain on divestiture of businesses	$(28.5)	$(9.0)	$—	$(1.5)	$(0.7)
Gain on sale of investments, excluding CF Industries, Inc.	(8.7)	(8.0)	(1.1)	(0.6)	(0.9)
Gain on sale of intangibles	—	(1.8)	—	—	(0.6)
Loss on extinguishment of debt	—	—	11.0	—	0.5
Gain on legal settlements	—	—	(0.6)	(5.4)	(22.8)

Total	$(37.2)	$(18.8)	$9.3	$(7.5)	$(24.5)

(3)	In 2005, we recorded a $102.4 million gain on sale of our investment in CF Industries, Inc., a domestic manufacturer of crop nutrients.

(4)	In 2004, we reduced the carrying value of our investment in CF Industries, Inc. by $36.5 million.

(5)	Earnings (loss) from discontinued operations reflects the results of our swine production operations, which were sold in 2005.

(6)	Derivative commodity instruments, primarily futures and options contracts, are marked-to-market each month and gains and losses on open positions are recognized in earnings.

(7)	Cash patronage paid to members reflects the portion of earnings allocated to members for the prior fiscal year distributed in cash in the following fiscal year.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	($ in millions)
20% required for tax deduction	$13.4	$16.4	$11.0	$7.9	$2.8
Discretionary	7.0	7.6	4.1	3.5	1.4

Total	$20.4	$24.0	$15.1	$11.4	$4.2

(8)	Equity revolvement reflects the distribution of earnings previously allocated to members and not paid out initially as cash patronage. It also includes equity revolvements to deceased members and deceased members of local cooperatives, and age retirement payments.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	($ in millions)
Revolvement
Dairy Foods(a)	$13.9	$17.0	$17.1	$19.9	$18.0
Ag Services	23.7	39.6	36.5	3.3	2.2

Total	$37.6	$56.6	$53.6	$23.2	$20.2

(a) Includes the distribution of a portion of the equity issued in connection with the acquisition of Dairyman’s Cooperative Creamery Association for the years ended 2003 through 2006.

(9)	Cash held in a restricted account was required to support the CPI property and equipment lease. This lease was prepaid in 2005 and the restricted cash was released.

(10)	Working capital is defined as current assets (less cash and cash equivalents and restricted cash) minus current liabilities (less notes and short-term obligations, and current portion of long-term debt).

(11)	Total debt includes notes and short-term obligations and excludes the 7.45% Capital Securities due on March 15, 2028, of our trust subsidiary.

(12)	Through September 1, 2007 our Agronomy segment consisted primarily of our 50% ownership in Agriliance LLC, a joint venture with CHS Inc. accounted for under the equity method. Effective September 1, 2007, Agriliance distributed a portion of its assets, primarily its wholesale crop protection products (“CPP”) assets and its wholesale crop nutrients (“CN”) assets to its parent companies. Based on ownership interests, each parent was entitled to receive 50% of the CN and CPP assets distributed. The distribution transaction was net settled, with the CN assets distributed to CHS and CPP assets distributed to the Company, and the results of CPP are included in our consolidated financial statements from that date forward. Agriliance continues as a 50/50 joint venture operating its retail agronomy distribution businesses and continues to be accounted for under the equity method.

(13)	Through June 30, 2003, our Layers business, MoArk, was unconsolidated and accounted for under the equity method. Effective July 1, 2003, MoArk was consolidated in our financial statements. Financial statements for periods prior to July 1, 2003 have not been restated.

(14)	The effects of the immaterial adjustments for Agriliance vendor rebates within our Agriliance investment using the equity method of accounting on selected consolidated financial data are presented below:

	Years Ended December 31,
	2006	2005	2004	2003
	($ in Millions)
Statement of Operations Data:
Equity in earnings of affiliated companies – as previously reported	(13.3)	(36.7)	(58.4)	(57.2)
Adjustment for vendor rebates (earned) deferred	(0.3)	(4.6)	(3.8)	7.6

Equity in earnings of affiliated companies – as adjusted	(13.6)	(41.3)	(62.2)	(49.6)

Earnings before income taxes and discontinued operations- as previously reported	96.5	132.3	29.6	107.6
Adjustment for vendor rebates earned (deferred)	0.3	4.7	3.8	(7.6)

Earnings before income taxes and discontinued operations- as adjusted	96.8	137.0	33.4	100.0

Income tax expense – as previously reported	7.8	5.5	1.4	20.7
Adjustment for vendor rebates	0.1	1.8	1.5	(2.9)

Income tax expense – as adjusted	7.9	7.3	2.9	17.8

Net earnings from continuing operations- as previously reported	88.7	126.8	28.2	86.9
Adjustment for vendor rebates earned (deferred)	0.2	2.9	2.3	(4.7)

Net earnings from continuing operations- as adjusted	88.9	129.7	30.5	82.2

	Years Ended December 31,
	2006	2005	2004	2003
	($ in Millions)
Net earnings- as previously reported	88.7	128.9	21.4	82.0
Adjustment for vendor rebates earned (deferred)	0.2	2.9	2.3	(4.7)

Net earnings — as adjusted	88.9	131.8	23.7	77.3

Balance Sheet Data (at end of period):
Working capital – as previously reported	285.4	186.2	306.8	401.2
Adjustment for vendor rebates	7.3	7.4	9.2	10.7

Working capital – as adjusted	292.7	193.6	316.0	411.9

Total assets – as previously reported	3,026.7	3,075.0	3,183.9	3,373.2
Adjustment for vendor rebates	(11.8)	(12.0)	(14.9)	(17.3)

Total assets – as adjusted	3,014.9	3,063.0	3,169.0	3,355.9

Total equities – as previously reported	944.5	903.6	854.9	879.4
Adjustment for vendor rebates	(11.8)	(12.1)	(14.9)	(17.3)

Total equities – as adjusted	932.7	891.5	840.0	862.1
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
Overview
     General
     Segments
We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers.
•	Dairy Foods produces, markets and sells products such as butter, spreads, cheese and other dairy related products. Products are sold under well-recognized national brand names including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under regional brand names such as New Yorker.
•	Feed is largely comprised of the operations of Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”), the Company’s wholly owned subsidiary. Land O’Lakes Purina Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives.
•	Seed is a supplier and distributor of crop seed products in the United States. A variety of crop seed is sold, including alfalfa, corn, soybeans and forage and turf grasses.
•	Agronomy consists primarily of operations of Winfield Solutions, LLC (“Winfield”), a wholly owned subsidiary established in September 2007 upon the distribution of wholesale crop protection product assets to the Company from Agriliance LLC. Winfield operates primarily as a wholesale distributor of crop protection products, including herbicides, pesticides, fungicides and adjuvant. Agronomy also includes the Company’s 50% ownership in Agriliance LLC (“Agriliance”), which operates retail agronomy distribution businesses.
•	Layers consists of MoArk, LLC, a wholly owned subsidiary. MoArk produces and markets shell eggs that are sold to retail and wholesale customers for consumer and industrial use throughout the United States. MoArk also produced and marketed liquid egg products prior to the sale of this operation on June 30, 2006.

•	We also derive a portion of revenues and income from other related businesses, which are insignificant to our overall results.
     We allocate corporate administrative expense to all five of our business segments using the following two methodologies: direct usage for services for which we are able to track usage, such as payroll and legal, and invested capital for all other expenses. A majority of these costs are allocated based on direct usage. We allocate these costs to all segments.
     Recent Developments
     The Company has a 50% ownership interest in Agriliance LLC with the remaining interest held by United Country Brands LLC, a wholly owned subsidiary of CHS Inc.  On September 1, 2007, Agriliance distributed a portion of its assets, primarily its wholesale crop protection products (“CPP”) assets and its wholesale crop nutrients (“CN”) assets to its parent companies. Based on ownership interests, each parent was entitled to receive 50% of the CN and CPP assets distributed. In order to meet the objectives of the distributions, we granted CHS the right to receive 100% of the CN assets distributed in exchange for the right to receive 100% of the CPP assets distributed. We agreed to pay $229.8 million and CHS agreed to pay $141.9 million for the respective distribution rights. The parent companies net settled the transaction in 2007, and we paid $87.9 million to CHS. As part of the net settlement, we also recorded an $8.8 million gain on sale of investment for the repositioning of the CN assets distributed. In addition, in 2007 each parent contributed $330.9 million in cash as additional capital to Agriliance to pay down all of Agriliance’s third-party debt and to support ongoing working capital requirements.  Agriliance continues as a 50/50 joint venture operating its retail agronomy distribution businesses. The Company and CHS are exploring repositioning alternatives for Agriliance’s retail distribution businesses.
     On April 2, 2007, we announced the completion of the sale of substantially all of the assets of our Cheese & Protein International (“CPI”) operations, located in Tulare, CA, to a U.S. subsidiary of Saputo Inc. The sale included substantially all of CPI’s cheese and whey manufacturing operations and resulted in a pre-tax gain of $28.5 million, comprised of $211.9 million of net cash receipts less assets sold of $181.5 million and related expenses of $1.9 million. The transaction includes a long-term milk supply agreement under which Land O’Lakes will be the full milk supplier to the CPI facility. We continue to operate our cheese manufacturing facilities in Tulare, CA; Orland, CA; Melrose, MN; Denmark, WI; and Kiel, WI; and a cheese processing facility in Spencer, WI.
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study (“EIS”) can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In August, FGI filed a notice of appeal with the Court, seeking to overturn the permanent injunction while the EIS is being conducted. FGI’s appeal seeks to correct the legal standards applied as the basis for the injunction, but does not challenge the Court’s order to complete the EIS. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study. As a result of the court’s actions, for the year ended December 31, 2007, the Company’s Seed segment recorded an $8.2 million charge relating to alfalfa inventory write-downs and increased sales returns reserves which are reflected in gross profit. Although the Company believes the outcome of the environmental study will be favorable, there are approximately $20.3 million of purchase commitments with seed producers over the next two years and $16.1 million of inventory as of December 31, 2007, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     On February 24, 2004, Cache La Poudre Feeds, LLC (“Cache”) filed a lawsuit in the United States District Court for the District of Colorado against Land O’Lakes Farmland Feed LLC and certain named individuals claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. The Company denied any wrongdoing and pursued certain counterclaims against Cache. The trial concluded on July 10, 2007, and the jury determined that Cache had suffered actual damages of approximately $0.5 million. In addition, the jury provided an advisory opinion to the judge in which the Company could be required to pay to Cache an additional $14.6 million for alleged profits earned by the Company. On August 30, 2007, the judge entered a final ruling in which he reduced the alleged profits award from $14.6 million to $4.4 million. The jury’s actual damages award of $0.5 million was not reviewed by the judge, and therefore remained at its original amount. Cache filed motions to collect attorney’s fees and interest. Land O’Lakes filed a counter to these motions as well as a motion to reduce the approximately $0.5 million awarded by the jury. The judge ordered the parties to enter mandatory mediation, which occurred in November 2007. Since then, the parties have resolved the dispute, and in 2008, the case was dismissed with prejudice. The Company holds insurance coverage and recorded an accrual at December 31, 2007 for losses in excess of coverage.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party for cleanup costs in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the site and also demanded that the Company reimburse the EPA approximately $8.9 million for remediation expenses already incurred at the site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA regarding clean up of the Site. In the Letter, the EPA claimed that it has incurred approximately $21 million of costs related to the remediation of the Site through October 31, 2007. The EPA is seeking reimbursement of these costs, on a joint and several basis, from the Company and other potentially responsible parties. The EPA has also stated that additional remediation of the Site will be required at an estimated cost of $9.6 million. The Company is currently reviewing the EPA’s request and will respond to the EPA with its proposal within the time frame set forth in the Letter. In the meantime, we have made a request of the EPA to forward the documents it used in its analysis set forth in the Letter. The Company has not yet received the requested documents. Accordingly, at this time, the Company is not aware of the exact nature or extent of the contaminants the EPA claims existed at the Site prior to the remediation efforts, nor is the Company aware of the exact nature or extent of the contaminants the EPA claims continue to exist and require additional remediation. Depending on the results of the document request, the Company believes it will have multiple defenses available that will mitigate our liability. For instance, the Company may be able to show that certain amounts of the contamination occurred after it sold the property, that certain amounts of the contaminants were found on areas of the Site that the Company did not utilize, or that certain contaminants were not used in the Company’s operations while it occupied the Site. In addition, the Company is currently analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure, if any.
     In 2006, the Company divested its MoArk subsidiary’s liquid egg operations to Golden Oval Eggs, LLC and GOECA, LLP (together “Golden Oval”). MoArk received $37.1 million in net proceeds, plus an additional $17.0 million from Golden Oval in the form of a three-year note which it assigned to the Company along with the possibility of earn-out amounts if Golden Oval surpassed certain performance measures. MoArk also received $5.0 million of equity in Golden Oval, which it assigned to the Company. The equity consisted of 697,350 shares of Golden Oval’s Class B Units.
     Based on a deterioration in the financial results of Golden Oval, during 2007 the Company recorded a $22.0 million charge to establish reserves for the three-year note plus accrued interest and the equity investment in Golden Oval. On February 15, 2008, the Company announced that it had entered into an Amendment to Asset Purchase Agreement (the “Amendment”) that modified certain terms and conditions of the Asset and Purchase Agreement (the “Purchase Agreement”), dated as of May 23, 2006, by and among MoArk, the Company, and Golden Oval. In accordance with the Amendment, the principal amount owed under the three-year note and all accrued but unpaid interest was cancelled.  In consideration of the agreement by the Company to release Golden Oval from their obligation to pay all principal and interest accrued on the note, Golden Oval granted to the Company the right to acquire certain preferred membership units in Golden Oval pursuant to a Warrant dated as of February 15, 2008. The Warrant grants the Company the right to purchase up to 880,492 non-voting Class A Convertible Preferred Units, which may be converted, at the Company’s discretion into the number of fully paid and non-assessable Class A Common Units equal to (i) the aggregate number of Units, other than Class A Convertible Preferred Units, outstanding as of the date of conversion, divided by (ii) the aggregate number of Class A Common Units, other than Class A Convertible Preferred Units, outstanding as of the date of the Amendment. The Preferred Units also contain a liquidation preference in the amount of $11.357 per Unit, plus accrued but unpaid dividends. The Warrant has a term of seven years, is vested in full as of the date of grant, and has an exercise price of $0.01 per Class A Preferred Unit. The Company has determined that the Units had an insignificant fair value. In addition, the Company converted, effective February 15, 2008, the 697,350 Class B Units of Golden Oval it received pursuant to the Purchase Agreement into 697,350 Class A Common Units of Golden Oval. The Amendment also releases the Company and MoArk of alleged claims arising from the Agreement and related obligations and cancels any obligations owed by Golden Oval in respect to the earn-out payment.
     Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Our investment in unconsolidated businesses was $304.0 million and $251.1 million as of December 31, 2007 and 2006, respectively. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method and provided earnings and cash flows for each of the years in the three-year period ended December 31 as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005
	($ in millions)
Earnings from unconsolidated businesses	$68.2	$13.7	$41.3
     Cash flow from investments in unconsolidated businesses was $58.7 million, $4.7 million and $35.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.
     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost.
     Agriliance LLC (“Agriliance”), a 50%-owned joint venture which is reflected in our Agronomy segment and is accounted for under the equity method, constitutes the most significant of our investments in unconsolidated businesses. In March 2008, the Company became aware of previously undetected misstatements to the consolidated financial statements of Agriliance. For Agriliance’s years ended August 31, 2003 through 2007, Agriliance misapplied EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF”). Agriliance estimated vendor rebates earned throughout the vendor’s crop year program based on long-term agreements, prior historical rebate amounts and current negotiations with vendors and recorded the estimates as product was sold. Certain of these arrangements with vendors were not formally binding until sometime after the start of the vendor’s crop year program. In accordance with the EITF, rebates are recorded as earned when a binding arrangement exists (which in most cases is either a signed agreement between the Company and the vendor, or a published vendor rebate program) or in the absence of a binding arrangement, when cash is received.
     The Company’s consolidated financial statements as of and for the years ended December 31, 2006 and 2005 have been adjusted to correct the investment in and equity in earnings from Agriliance to reflect the proper timing of when vendor rebates should be recognized in accordance with the EITF. The adjustments are immaterial to the consolidated financial statements and have no impact on the Company’s cash flows.
     Our investment in, and earnings from, Agriliance are as follows as of and for the years ended:

	December 31,	December 31,	December 31,
	2007	2006	2005
	($ in millions)
Agriliance:
Investment in Agriliance	$150.9	$105.6	$93.4
Equity in earnings from Agriliance	50.6	12.0	40.1
     Cash distributions from Agriliance for the years ended December 31, 2007, 2006, and 2005 were $44.6 million, $0 and $28.9 million, respectively.
     Land O’Lakes provides certain support services to Agriliance at competitive market prices. Agriliance was billed $10.7 million, $10.3 million and $12.9 million in 2007, 2006, and 2005, respectively, for these support services. In addition, Land O’Lakes sells seed product to Agriliance and recorded sales of $110.3 million, $50.8 million and $38.2 million in 2007, 2006, and 2005, respectively.
     The fiscal year of Agriliance ends on August 31. Unless otherwise indicated, references to the annual results of Agriliance in this Annual Report on Form 10-K are presented on a calendar year basis to conform to Land O’Lakes’ presentation.
     Agriliance funds its operations from operating cash flows, a $20 million revolving credit line from Land O’Lakes, Inc., and equity contributions by Land O’Lakes, Inc. and CHS Inc. During 2007, Agriliance repaid and terminated its third party financing facilities in connection with the distribution of the crop nutrients business and crop protection products business to CHS Inc. and Land O’Lakes, Inc., respectively. These facilities included a syndicated revolving credit arrangement, a receivables securitization facility and a number of private placement notes. As of December 31, 2007, no obligations remain on any of these facilities.
     Historically, Agriliance’s sales and earnings have been principally derived from the wholesale distribution of crop nutrients and crop protection products manufactured by others and have primarily occurred in the second quarter of each calendar year. Going forward, Agriliance’s sales and earnings will be derived from the retail distribution of these products.

	For the years ended December 31,
	2007	2006	Increase
	($ in millions)
Agriliance net earnings	$101.2	$23.9	$77.3
     The financial results for Agriliance for the year ended December 31, 2007 reflect the distribution of the wholesale crop protection business to Land O’Lakes, Inc. and the distribution of the wholesale crop nutrient business to CHS Inc. effective September 1, 2007.
     For the year ended December 31, 2007, Agriliance reported earnings of $101.2 million, or $77.3 million more than earnings of $23.9 million for the same period in 2006. Sales of wholesale crop protection products totaled $983.5 million, a decrease of $157.9 million, or 13.8%, compared to 2006. Wholesale crop protection earnings totaled $103.2 million in 2007, an increase of $28.9 million compared to the same period in 2006. The increase in earnings was due primarily to timing of recognizing vendor rebates, partially offset by the distribution of the wholesale crop protection product business to Land O’Lakes, Inc., effective as of September 1, 2007.
     Crop nutrient wholesale volume totaled 4.6 million tons for the year ended December 31, 2007, an increase of 9% compared to the year ended December 31, 2006, after adjusting for the distribution of this business to CHS in September of 2007. Wholesale crop nutrient earnings for the year ended December 31, 2007 were $23.4 million, an increase of $60.6 million compared to the same period in 2006. Increased earnings were due to higher market prices and higher margins primarily in nitrogen-based products, phosphates and potash. The increase in crop nutrient market prices and earnings through the first eight months of 2007 was partially offset by the distribution of the wholesale crop nutrient business to CHS Inc. effective as of September 1, 2007.
     Retail sales for the year ended December 31, 2007 totaled $1.3 billion, up 16% versus the comparable period in 2006. Losses for the Retail business totaled $21.9 million in 2007, compared to a loss of $13.1 million for the same period in 2006. The increased loss was primarily due to restructuring charges and a $20.0 million impairment charge incurred in August 2007.
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
     For the year ended December 31, 2007, our net earnings from member business were $102.6 million, excluding the portion (10% holdback in Dairy and 15% holdback in Ag) added to permanent equity. Of this amount, $97.1 million was applied to allocated patronage and $5.5 million was applied to deferred equities. The $97.1 million of allocated patronage consisted of an estimated $28.1 million to be paid in cash in 2008 and $69.0 million to be retained as allocated member equities and revolved at a later time, subject to approval by the board of directors. The $5.5 million of deferred equities represents earnings from member businesses that are held in an equity reserve account rather than being allocated to members. For the year ended December 31, 2007, we had net earnings of $61.2 million applied to retained earnings, which represents permanent equity derived from non-member business, the 10% holdback in Dairy and 15% holdback in Ag of member earnings, unrealized hedging gains and income taxes.
     In 2007, we made payments of $58.0 million for the redemption of member equities. This included $20.4 million for the cash patronage portion of the 2006 earnings allocated to members. It also included $37.6 million for the revolvement of member equities previously allocated to members, and not paid as cash patronage.
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
     For the year ended December 31, 2007, we sold 6,899.6 million pounds of milk, which resulted in $1,566.9 million of net sales or 37.5% of our Dairy Foods segment’s net sales for that period.
     Feed, in addition to selling its own products, buys and sells or brokers for a fee soybean meal and other feed ingredients. We market these ingredients to our local member cooperatives and to other feed manufacturers, which use them to produce their own feed. Although this activity generates substantial revenues, it is a very low-margin business. We are generally able to obtain feed inputs at a lower cost as a result of our ingredient merchandising business because of lower per unit shipping costs associated with larger purchases and volume discounts. For the year ended December 31, 2007, ingredient merchandising generated net sales of $847.1 million, or 27.7% of total feed segment net sales, and a gross profit of $31.7 million, or 10.6% of total feed segment gross profit.
     Seasonality
     Certain segments of our business are subject to seasonal fluctuations in demand. In our Dairy Foods segment, butter sales typically increase in the fall and winter months due to increased demand during holiday periods. Feed sales tend to be highest in the first and fourth quarter of each year because cattle are less able to graze during cooler months. Most Seed sales occur in the first and fourth quarter of each year. Crop protection product sales tend to be much higher in the first and second quarters of each year, as farmers buy crop to meet their seasonal planting needs.
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
     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. For the year ended December 31, 2007, our raw milk input cost was $2,481.9 million, or 63.6% of the cost of sales for Dairy Foods. Cream, butter and bulk cheese are also significant Dairy Foods commodity inputs. Cost of sales for the year ended December 31, 2007 for these inputs was $186.0 million for cream, $60.5 million for butter and $453.8 million for bulk cheese. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities.
     The minimum price of raw milk and cream is set monthly by Federal regulators based on the regional prices of dairy food products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, dairy food-products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the year ended December 31, 2007, bulk cheese, which is generally priced the date of make, represented $487.7 million, or 11.7%, of our Dairy Foods segment’s net sales.
     We also maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter is highest during the fall and winter when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the year ended December 31, 2007, branded and private label retail, deli and foodservice net sales of cheese and butter represented $1,281.9 million, or 30.7%, of our Dairy Foods segment’s net sales.
     Market prices for commodities such as butter and cheese can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly market price for butter was $1.16 in April 2006, and the highest monthly market price was $1.70 in September 2005. In the past three years, the lowest monthly market price for block cheese was $1.16 in July 2006 and the highest monthly market price was $2.09 in November 2007. The per pound average market price for each of the years in the three-year period ended December 31, 2007 and the per pound market price as of December 31, 2007, 2006, and 2005 is as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005
Per pound market price average for year:
Butter	$1.37	$1.24	$1.55
Block cheese	1.76	1.24	1.49

Per pound market price at year end:
Butter	1.25	1.20	1.35
Block cheese	2.03	1.33	1.37
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
     Changes in commodity grain prices have an impact on the mix of products we sell. When grain prices are relatively high, the demand for complete feed generally rises since many livestock producers are also grain growers and sell their grain in the market and purchase complete feed as needed. When grain prices are relatively low, these producers feed their grain to their livestock and purchase premixes and supplements to provide complete nutrition to their animals. These fluctuations in product mix generally have minimal effects on our operating results, as complete feed has far lower margin per ton than supplements and premixes. Thus, during periods of relatively high grain prices, although our margins per ton are lower, we sell substantially more tonnage because the grain portion of complete feed makes up the majority of its weight. However, extended periods of high ingredient costs may lead to a change in consumer buying habits, resulting in a shift to lower value products.
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
     Layers. MoArk produces and markets shell eggs. MoArk also produced and marketed liquid egg products prior to the sale of this operation on June 30, 2006. MoArk’s sales and earnings are driven, in large part, by egg prices. For the year ended December 31, 2007, egg prices averaged $1.15 per dozen as measured by Urner Barry Midwest Large, compared to egg prices of $0.76 per dozen for 2006.
     Discontinued Operations
     In February, 2005, we completed the sale of substantially all of the assets of the swine production operations to Maschhoff West LLC. We received net proceeds of $42.0 million, which resulted in a gain, net of income taxes, of approximately $0.1 million. For the purposes of this Form 10-K, certain components of the swine production operations are reported as discontinued operations for all periods presented. Under the terms of the sale agreement, Land O’Lakes, Inc. continues to hold all current aligned system contracts to supply feeder pigs to our local cooperative members. Pigs are purchased from Maschhoff West LLC utilizing fixed or variable pricing and immediately resold using similar pricing under sales contracts with local cooperatives. Our profits or loss from this program is minimal.

     Derivative Commodity Instruments
     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, soybeans in Seed and corn and soybean meal in Layers. Derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures and options contracts for open positions are marked-to-market each month and these unrealized gains or losses (“unrealized hedging gains and losses”) are recognized in earnings and are fully taxed and applied to retained earnings in our consolidated balance sheet. Amounts recognized in earnings before income taxes and discontinued operations (reflected in cost of sales and equity in earnings of affiliated companies), for the years ended December 31 are as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005
	($ in millions)
Unrealized hedging gain	$12.9	$7.6	$2.7
Results of Operations

	For the Years Ended December 31
	2007		2006		2005
		% of		% of		% of
		Net		Net		Net
	$ Amount	Sales	$ Amount	Sales	$ Amount	Sales
	($ in millions)
Net sales	$8,924.9	100.0	$7,102.3	100.0	$7,336.1	100.0
Cost of sales	8,157.7	91.4	6,441.4	90.7	6,751.1	92.0

Gross profit	767.2	8.6	660.9	9.3	585.0	8.0

Selling, general and administrative	622.2	7.0	515.5	7.3	494.9	6.8
Restructuring and impairment charges	3.9	0.1	21.2	0.3	6.4	0.1
Gain on insurance settlement	(5.9)	(0.1)	—	—	—	—

Earnings from operations	147.0	1.6	124.2	1.7	83.7	1.1

Interest expense, net	48.9	0.5	58.4	0.8	79.9	1.1

Other expense (income), net	(37.1)	(0.4)	(18.8)	(0.3)	9.3	0.1
Gain on sale of investment in CF Industries, Inc.	—	—	—	—	(102.4)	(1.4)
Equity in earnings of affiliated companies	(68.2)	(0.7)	(13.6)	(0.2)	(41.3)	(0.6)
Minority interest in earnings of subsidiaries	1.5	—	1.4	—	1.3	—

Earnings before income taxes and discontinued operations	201.9	2.2	96.8	1.4	137.0	1.9

Income tax expense	38.1	0.4	7.9	0.1	7.3	0.1

Net earnings from continuing operations	163.8	1.8	88.9	1.3	129.7	1.8

Earnings from discontinued operations, net of income taxes	—	—	—	—	2.1	—

Net earnings	$163.8	1.8	$88.9	1.3	$131.8	1.8

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Overview of Results

	For the years ended December 31,
	2007	2006	Increase
	($ in millions)
Net earnings	$163.8	$88.9	$74.9
     Net earnings in 2007 were favorably impacted by a $28.5 million gain on the sale of the Company’s Cheese & Protein International operations in Dairy Foods, partially offset by $7.1 million of income tax expense. In addition, we had unrealized hedging gains of $12.9 million in 2007, partially offset by income tax expense of $4.9 million.  Negatively impacting 2007 net earnings was a $22.0 million charge to establish a reserve for assets received, including a note receivable, from the 2006 sale of the liquid egg operations in Layers, partially offset by an income tax benefit of $8.5 million. Net earnings in 2006 were favorably impacted by a $7.8 million gain on the sale of a Dairy Foods investment, partially offset by $1.6 million of income tax expense, an $8.0 million gain on the sale of MoArk’s liquid egg operations, which was offset by $9.9 million of income tax expense, and unrealized hedging gains of $7.6 million, partially offset by income tax expense of $2.9 million.  Net earnings for 2006 were negatively impacted by a $16.8 million goodwill impairment charge for MoArk’s shell egg operations, which was partially offset by an income tax benefit of $4.0 million. Net earnings were favorably impacted by higher market prices in Dairy Foods and Layers and higher volumes in Seed, partially offset by lower volumes in Feed.

	For the years ended December 31,
	2007	2006	Increase
	($ in millions)
Net sales	$8,924.9	$7,102.3	$1,822.6
     The increase in net sales was primarily attributed to higher market prices across all segments. Net sales increased in 2007 compared to 2006 in primarily Dairy Foods, Feed, Seed and Layers by $935.5 million, $350.2 million, $161.0 million and $115.5 million, respectively. In addition there were $287.4 million of net sales in Agronomy for 2007. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

	For the years ended December 31,
	2007	2006	Increase
	($ in millions)
Gross profit	$767.2	$660.9	$106.3
     The increase was primarily due to higher margins in Dairy Foods and Layers, which accounted for gross profit increases of $38.1 million and $58.4 million, respectively. Dairy Foods gross profit increase was primarily due to higher market prices for milk, butter and cheese compared to 2006. Layers gross profit increase was primarily related to an increase in the average price of eggs compared to the prior year. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

	For the years ended December 31,
	2007	2006	Increase
	($ in millions)
Selling, general and administrative expense	$622.2	$515.5	$106.7
     The increase in selling, general and administrative expense compared to the prior year was primarily due to higher expenses in most segments due to incentive accruals and within the Agronomy segment, consulting fees primarily due to the Agronomy segment repositioning. Also contributing to the increase was a $19.6 million charge to establish a reserve for a note receivable in the Layers segment and the addition of $22.1 million of selling, general and administrative expenses due to the repositioning of the Agronomy investment which resulted in the consolidation of the crop protection products business in September 2007.

	For the years ended December 31,
	2007	2006	Decrease
	($ in millions)
Restructuring and impairment charges	$4.0	$21.2	$(17.2)
     In 2007, Dairy Foods incurred an impairment charge of $1.8 million related to an investment and a $0.2 million restructuring charge related to a facility closure. Feed announced the closure of a plant in Columbus, Wisconsin, which resulted in a $0.3 million restructuring charge. Feed also announced the closure of its Leoti, Kansas plant as part of the formation of a feedlot joint venture, which resulted in an impairment charge of $0.3 million. Seed incurred a $0.5 million impairment charge related to structural deterioration of a soybean facility in Vincent, Iowa as well as a $0.2 million impairment charge related to a software asset. Layers incurred impairment charges of $0.4 million for the closure of two locations and $0.2 million for the impairment of equipment leases.
     In 2006, we had restructuring charges of $1.5 million. Dairy Foods closed a cheese facility in Greenwood, Wisconsin, and the charges relate to a long-term contractual obligation for waste-water treatment with the City of Greenwood, severance and other exit costs. Impairment charges of $19.7 million were incurred in 2006. A $16.8 million impairment charge was recorded in the Layers segment as a result of a goodwill impairment test performed on the remaining goodwill subsequent to the disposal of its liquid egg operations. Dairy Foods also recorded a $2.8 million impairment charge related to the reacquisition of a cheese facility in Gustine, California via foreclosure sale. We sold the facility in 2007 at its book value.

	For the years ended December 31,
	2007	2006	Increase
	($ in millions)
Gain on insurance settlement	$5.9	$0.0	$5.9
     During 2007, Feed recorded a $5.9 million gain on insurance settlement related to a feed plant in Statesville, North Carolina that was destroyed by fire and was shut down in December 2005. The gain represents the insurance settlement for the value of the property damaged in excess of its net book value based on cash received during 2007.

	For the years ended December 31,
	2007	2006	Decrease
	($ in millions)
Interest expense, net	$48.9	$58.4	$(9.5)
     The decrease in interest expense in 2007 compared to the same period in 2006 was primarily due to increased interest income. Interest income increased $9.0 million over the prior year related to higher cash balances following the sale of substantially all the assets related to our Cheese & Protein International subsidiary.

	For the years ended December 31,
	2007	2006	Increase
	($ in millions)
Equity in earnings of affiliated companies	$68.2	$13.7	$54.5
     Increased equity in earnings of affiliated companies is primarily related to increased earnings from Agriliance and Layers investments. Equity in earnings from Agriliance was $50.6 million for the year ended December 31, 2007 compared to $12.0 million for the same period in 2006. A discussion of net earnings for Agriliance can be found under the caption “Overview – General – Unconsolidated Businesses”. In Layers, equity method investments had earnings of $13.1 million for the year ended December 31, 2007 compared to equity losses of $4.1 million for the same period in 2006 primarily due to higher egg prices.

	For the years ended December 31,
	2007	2006	Increase
	($ in millions)
Income tax expense	$38.1	$7.9	$30.2

     Income tax expense of $38.1 million for the year ended December 31, 2007 compared to income tax expense of $7.9 million for the year ended December 31, 2006, resulted in effective tax rates of 18.9% and 8.2%, respectively. The increase in income tax expense is due mainly to the increase in nonmember earnings related to Layers for the year ended December 31, 2007, compared to the same period in 2006. Also during 2006, an additional tax benefit of $13.6 million was recorded based upon a favorable tax ruling from the IRS. As a cooperative, earnings from member business are deductible from taxable income as a patronage deduction. The federal and state statutory rate applied to nonmember business activity was 38.3% for the years ended December 31, 2007 and December 31, 2006. Income tax expense and the effective tax rate vary each year based upon profitability and nonmember business during each of the comparable years.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or similar customers. We have five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. Agronomy consists primarily of our 50% ownership in Agriliance, which is accounted for under the equity method, and effective September 1, 2007, the consolidated operations of our wholesale crop protection products business. The repositioning of Agriliance is more fully discussed under the caption “Overview — General — Recent Developments.” Accordingly, net sales and gross profit of the wholesale crop protection products business are recorded in Agronomy for the four months September 1, 2007 through December 31, 2007.
     Dairy Foods

	For the Years Ended December 31
	2007	2006	%Change
	($ in millions)
Net sales	$4,176.8	$3,241.3	28.9%
Gross profit	277.5	239.4	15.9%
Gross profit as a % of sales	6.6%	7.4%

Increase
(decrease)
Net Sales Variance	($ in millions)
Pricing / product mix impact	$963.3
Volume impact	224.5
Acquisitions and divestitures	(252.3)

Total increase	$935.5
     The net sales increase in 2007 was primarily driven by the impact of higher market prices for butter and cheese. The favorable pricing / product mix variance of $963.3 million was mainly due to an increase in average market prices of $0.13 per pound for butter and $0.52 per pound for cheese during 2007 compared to the same period in the prior year. Increases in milk pricing formulas also contributed to the favorable pricing variance. These increases in market prices caused net sales for industrial operations, retail spreads, consumer cheese and foodservice to increase $764.9 million, $34.4 million, $49.5 million and $70.3 million, respectively, compared to the same period last year. The favorable volume variance of $224.5 million was primarily driven by increases in industrial operations of $288.6 million over the prior year. The industrial operations increase was primarily due to the effect of milk sales, which are now sold to Saputo, Inc. under a supply agreement effective April 2007. This was partially offset by volume declines in butter, cheese and foodservice of $9.8 million, $45.8 million, and $19.7 million, respectively. The acquisitions and divestitures category includes the effect of the sale of CPI in April 2007 and a resulting decline in cheese sales.

Increase
(decrease)
Gross Profit Variance	($ in millions)
Margin / product mix impact	$41.8
Volume impact	(7.8)
Unrealized hedging	(6.4)
Acquisitions and divestitures	10.5

Total increase	$38.1
     Gross profit increased in 2007 primarily due to higher market prices for milk, butter and cheese, partially offset by volume declines in cheese and foodservice. The favorable margin / product mix variance of $41.8 million was primarily due to improved markets over the prior year when dairy product prices were declining. Margin also improved due to favorable milk pricing formulas for commodity cheese and whey margins in comparison to the prior year period. The negative volume variance of $7.8 million was primarily due to declines in cheese and foodservice volumes of $9.8 million and $3.6 million, respectively. These declines were partially offset by increased volumes in industrial operations of $3.8 million. Negatively impacting the overall gross profit variance was the effect of a $6.4 million decline in unrealized hedging gains compared to the same period in 2006. The acquisitions and divestitures category includes the effect of the sale of substantially all of CPI’s assets in April 2007.
     Feed

	For the Years Ended December 31
	2007	2006	% Change
	($ in millions)
Net sales	$3,061.6	$2,711.4	12.9%
Gross profit	299.9	298.6	0.4%
Gross profit as a % of sales	9.8%	11.0%

Increase
(decrease)
Net Sales Variance	($ in millions)
Pricing / product mix impact	$552.5
Volume impact	(153.4)
Acquisitions and divestitures	(48.9)

Total increase	$350.2
     The $552.5 million favorable pricing / mix variance was primarily due to the effect of commodity price increases, which increased sales in livestock, lifestyle and ingredients by $167.0 million, $78.6 million and $155.9 million, respectively. Dairy, grass cattle and swine feed sales accounted for the largest increases in the livestock category, while horse and companion animal feed account for the majority of the lifestyle increases. The negative volume variance of $153.4 million was due to declines in both the livestock and lifestyle categories. Within the livestock category, grass cattle declined $40.7 million due to improved forage conditions in the southwest United States and dairy feed declined $28.4 million due to lower inclusion rates and herd size demographic changes. Within the lifestyle category, horse and companion animal feed declined $13.2 million due to higher ingredient costs, which depressed discretionary spending. The acquisitions and divestitures category includes the impact of decreased sales due to the sale of a private label pet food business in December 2006 and the contribution of a Kansas facility to an unconsolidated feedlot joint venture in February 2007.

Increase
(decrease)
Gross Profit Variance	($ in millions)
Margin / product mix impact	$24.7
Volume impact	(21.0)
Unrealized hedging	3.6
Acquisitions and divestitures	(6.0)

Total increase	$1.3
     The positive gross profit margin / product mix variance of $24.7 million was primarily due to improved product mix, favorable ingredient cost positions and lower energy costs. Within the livestock category, margins increased in grass cattle and swine by $1.8 million and $6.5 million, respectively. Horse and companion animal feeds accounted for the largest increases in the lifestyle category, increasing $4.7 million and $3.1 million, respectively. Milk replacer and ingredient margins increased $2.2 million and $6.6 million, respectively. The negative volume variance of $21.0 million is primarily related to declining volumes in grass cattle, swine and dairy feeds due to market and forage conditions. Partially offsetting the volume declines was the impact of $3.6 million in unrealized hedging gains. The acquisitions and divestitures category includes the impact of decreased margins due to the sale of a private label pet food business in December 2006 and the contribution of a Kansas facility to an unconsolidated feedlot joint venture in February 2007.

     Seed

	For the Years Ended December 31
	2007	2006	% Change
	($ in millions)
Net sales	$917.0	$756.0	21.3%
Gross profit	117.9	107.1	10.1%
Gross profit as a % of sales	12.9%	14.2%

Increase
(decrease)
Net Sales Variance	($ in millions)
Pricing / product mix impact	$60.0
Volume impact	101.0

Total increase	$161.0
     The $101.0 million favorable volume variance was primarily due to a $125.2 million increase in corn volumes, which was driven by the increased demand for corn-based ethanol, strong product performance and record low returns. This was partially offset by a $8.5 million decline in alfalfa volume due to a shift in acres planted from alfalfa to corn and the court ordered stoppage of Roundup Ready® Alfalfa sales and related sales returns, and a $12.6 million decline in soybean plantings as producers shifted acreage to corn. The $60.0 million favorable pricing / product mix variance was primarily related to a $50.3 million increase in corn due to higher prices related to increased trait sales.

Increase
(decrease)
Gross Profit Variance	($ in millions)
Margin / product mix impact	$0.3
Volume impact	10.5

Total increase	$10.8
     The gross profit margin / mix of $0.3 million was primarily due to increased soybean margins due to realized hedging gains, partially offset by declines in alfalfa margins due to a Roundup Ready® Alfalfa inventory write down. The $10.5 million favorable volume variance was primarily due to a $14.9 million increase in corn due to increased demand for corn grain in ethanol production, strong product performance and record low returns. Partially offsetting this was a $2.9 million decline in alfalfa volumes due to producers converting from alfalfa to corn plantings and limited sales of Roundup Ready® Alfalfa and a $1.5 million decline in soybeans as producers shifted acreage to corn.
     Layers

	For the Years Ended December 31
	2007	2006	% Change
	($ in millions)
Net sales	$513.9	$398.4	29.0%
Gross profit	79.8	21.4	272.9%
Gross profit as a % of sales	15.5%	5.4%

Increase
(decrease)
Net Sales Variance	($ in millions)
Pricing / product mix impact	$158.8
Volume impact	11.3
Acquisitions and divestitures	(54.6)

Total increase	$115.5
     The increase in net sales was primarily driven by higher average egg prices for the year ended December 31, 2007 compared to the same period in the prior year. The average quoted price based on the Urner Barry Midwest Large market increased to $1.15 per dozen in 2007 compared to $0.76 per dozen in 2006. Partially offsetting this increase was the sale of liquid egg operations in June 2006, which resulted in a decrease in net sales of $54.6 million.

Increase
(decrease)
Gross Profit Variance	($ in millions)
Margin / product mix impact	$62.3
Volume impact	0.5
Unrealized hedging	0.3
Acquisitions and divestitures	(4.7)

Total increase	$58.4
     The increase in margin / product mix of $62.3 million was primarily related to the increase in the average price of eggs. Partially offsetting this increase were increased feed costs and increased prices for purchased eggs. The acquisitions and divestiture category includes the impact of the sale of liquid egg operations in June 2006.
     Agronomy
     Net sales and gross profit for Agronomy include the results of our wholesale crop protection products business, which was consolidated effective September 1, 2007 upon the repositioning of Agriliance. For further information, see the discussion under the caption “Overview – General – Recent Developments.” The following analysis includes a comparison of the four month period ending December 31, 2007 compared to the stand-alone net sales and gross profit of the wholesale crop protection products business for the four month period ending December 31, 2006 as previously reported in Agriliance’s financial results.
     Net Sales
     Net sales for the four months ended December 31, 2007 were $287.4 million. There were no net sales for the four months ending December 31, 2006 within the Land O’ Lakes consolidated statements of operations as we accounted for this activity in our investment in Agriliance using the equity method of accounting. On a stand-alone basis, the CPP segment of Agriliance had $253.1 million in sales for the four months ending December 31, 2006. The $34.3 million increase in net sales was primarily related to sales from our crop protection products business to the Agriliance retail business, which were previously recorded as intercompany transfers and eliminated within Agriliance.
     Gross Profit
     Gross profit (loss) for the four months ended December 31, 2007 was $(5.6) million. There was no gross profit for the four months ending December 31, 2006 within the Land O’Lakes consolidated statements of operations as we accounted for this activity in our investment in Agriliance using the equity method of accounting. On a stand-alone basis, the CPP business within Agriliance had a gross profit (loss) of $(4.5) million for the four months ending December 31, 2006. The $1.1 million decrease in gross profit was primarily related to the timing of vendor rebates received, an increase in competitive allowances and return reserves, and a step up in inventory price as part of the purchase accounting adjustment.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Overview of Results

	For the years ended December 31,
	2006	2005	Decrease
	($ in millions)
Net earnings	$88.9	$131.8	$(42.9)
     The decrease in net earnings was primarily due to a $102.4 million gain on sale of CF Industries, Inc. in 2005, which after income taxes and related expenses generated $69.7 million in net earnings.  In addition, we had unrealized hedging gains of $5.3 million in 2005, partially offset by income tax expense of $2.0 million.  Net earnings in 2006 were favorably impacted by a $7.8 million gain on the sale of a Dairy Foods investment, partially offset by $1.6 million of income tax expense, an $8.0 million gain on the sale of MoArk’s liquid egg operations, which was offset by $9.9 million of income tax expense, and unrealized hedging gains of $7.6 million, partially offset by income tax expense of $2.9 million.  Net earnings for 2006 were negatively impacted by a $16.8 million goodwill impairment charge for MoArk’s shell egg operations which was partially offset by an income tax benefit of $4.0 million. Excluding these items, our net earnings increased $33.9 million in 2006 compared to 2005. This increase reflects improved volumes and margins in the Dairy Foods and Seed segments, partially offset by lower volumes and margins in the Agronomy segment.

	For the years ended December 31,
	2006	2005	Decrease
	($ in millions)
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
	($ in millions)
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
	($ in millions)
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
	($ in millions)
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
	($ in millions)
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

	For the years ended December 31,
	2006	2005	Decrease
	($ in millions)
Equity in earnings of affiliated companies	$13.7	$41.3	$(27.6)
     The decrease in equity earnings is primarily related to the $28.1 million decrease in equity earnings from Agriliance of $40.1 million in 2005 to $12.0 million in 2006. A discussion of net earnings for Agriliance can be found under the caption “Overview – General – Unconsolidated Businesses”.

	For the years ended December 31,
	2006	2005	Increase
	($ in millions)
Income tax expense	$7.9	$7.3	$0.6
     Income tax expense of $7.9 million for the year ended December 31, 2006 compared to income tax expense of $7.3 million for the year ended December 31, 2005, resulted in effective tax rates of 8.2% and 5.3%, respectively. During the year ended December 31, 2006, an additional tax benefit of $13.6 million was recorded based upon a favorable tax ruling from the IRS. As a cooperative, earnings from member business are deductible from taxable income as a patronage deduction. The federal and state statutory rate applied to nonmember business activity was 38.3% for the years ended December 31, 2006 and December 31, 2005. Income tax expense and the effective tax rate vary each year based upon profitability and nonmember business during each of the comparable years.
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
     Dairy Foods

	For the Years Ended December 31
	2006	2005	%Change
	($ in millions)
Net sales	$3,241.3	$3,684.1	(12.0%)
Gross profit	239.4	186.6	28.3%
Gross profit as a % of sales	7.4%	5.1%

Increase
(decrease)
Net Sales Variance	($ in millions)
Pricing / product mix impact	$(437.6)
Volume impact	(5.2)

Total decrease	$(442.8)

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

Increase
(decrease)
Gross Profit Variance	($ in millions)
Margin / product mix impact	$35.7
Volume impact	6.4
Unrealized hedging	10.7

Total increase	$52.8
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
     Feed

	For the Years Ended December 31
	2006	2005	% Change
	($ in millions)
Net sales	$2,711.4	$2,586.9	4.8%
Gross profit	298.6	290.6	2.8%
Gross profit as a % of sales	11.0%	11.2%

Increase
(decrease)
Net Sales Variance	($ in millions)
Pricing / product mix impact	$2.5
Volume impact	19.7
Acquisitions and divestitures	102.3

Total increase	$124.5
     The increase in net sales was due primarily to the impact of higher commodity prices and product price increases, improved volumes in ingredients and lifestyle feeds and the impact of acquisitions. The volume variance of $19.7 million was driven by the impact of a 6% increase in ingredient volumes, which increased net sales by $43.1 million and a 4% increase in lifestyle volumes which increase net sales by $16.6 million. Partially offsetting these was a $47.0 million negative impact of lower volumes in livestock. Sales increased due to the consolidation of Penny-Newman Milling, LLC in September 2005. These increases were partially offset by the sale of Heritage Trading Company, LLC in 2005.

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

     Seed

	For the Years Ended December 31
	2006	2005	% Change
	($ in millions)
Net sales	$756.0	$653.9	15.6%
Gross profit	107.1	84.4	26.9%
Gross profit as a % of sales	14.2%	12.9%

Increase
(decrease)
Net Sales Variance	($ in millions)
Pricing / product mix impact	$47.9
Volume impact	50.1
Acquisitions and divestitures	4.1

Total increase	$102.1
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

Increase
(decrease)
Gross Profit Variance	($ in millions)
Margin / product mix impact	$13.6
Volume impact	5.5
Unrealized hedging	2.2
Acquisitions and divestitures	1.4

Total increase	$22.7
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
     Layers

	For the Years Ended December 31
	2006	2005	% Change
	($ in millions)
Net sales	$398.4	$407.0	(2.1%)
Gross profit	21.4	21.9	(2.3%)
Gross profit as a % of sales	5.4%	5.4%

Increase
(decrease)
Net Sales Variance	($ in millions)
Pricing / product mix impact	$44.9
Volume impact	4.9
Acquisitions and divestitures	(58.4)

Total decrease	$(8.6)
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

Increase
(decrease)
Gross Profit Variance	($ in millions)
Margin / product mix impact	$3.6
Volume impact	3.1
Unrealized hedging	(0.7)
Acquisitions and divestitures	(6.5)

Total decrease	$(0.5)
     The increase in margin / product mix is attributable to the increase in average egg market prices and sale of higher margin branded and specialty eggs. This was more than offset by increased feed and other input costs as well as the divestiture of the liquid egg operations and a decline in unrealized hedging gains in 2006 compared to 2005.
Liquidity and Capital Resources
Overview
     We rely on cash from operations, borrowings under our bank facilities and other institutionally-placed debt as the main sources for financing working capital requirements and additions to property, plant and equipment as well as acquisitions and investments in joint ventures. Other sources of funding consist of a receivables purchase facility, leasing arrangements and the sale of non-strategic assets.
     Total long-term debt, including the current portion, was $616.8 million at December 31, 2007 compared to $650.0 million at December 31, 2006. The reduction in debt resulted primarily from the redemption and retirement of industrial development revenue bonds and other repayments.
     On March 22, 2007, the Company fully redeemed and retired $10.0 million of outstanding pollution control bonds related to the Cheese & Protein International facility.
     On September 4, 2007, we fully redeemed and retired $4.8 million of outstanding industrial development revenue bonds.
     Our primary sources of debt at December 31, 2007 include a $225 million undrawn revolving credit facility, a $300 million receivables securitization facility of which $230 million was undrawn, $175.0 million in 9.00% senior secured notes, $192.7 million in 8.75% senior unsecured notes and $190.7 million of 7.45% capital securities. The $225 million, five-year secured revolving credit facility is scheduled to terminate in August 2011. At December 31, 2007, there was no outstanding balance on this facility and $196.0 million was available after giving effect to $29.0 million of outstanding letters of credit, which reduce availability. In September 2007, we completed an amended and restated $300 million, five-year receivables securitization facility arranged by CoBank ACB. This facility updated and replaced the previous $200 million securitization facility and is scheduled to terminate in 2011. At December 31, 2007, there was $70.0 million outstanding and $230.0 million was available under this facility. For more information, please see the section below entitled “Principal Debt Facilities.”
     At December 31, 2007, $35.9 million of our long-term debt, including $6.3 million of capital lease obligations, was attributable to MoArk. Land O’Lakes does not provide any guarantees or support for MoArk’s debt. In addition, we had $22.5 million of other miscellaneous long-term debt at December 31, 2007.
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At December 31, 2007, we had available cash and cash equivalents on hand of $116.8 million. Total equities at December 31, 2007 were $1,032.2 million.
     Our total liquidity as of December 31 is as follows:

	2007	2006
	($ in millions)
Cash and cash equivalents	$116.8	$79.7
Availability on revolving credit facility	196.0	174.4
Availability on receivable securitization program	230.0	200.0
Total liquidity	$542.8	$454.1

     On March 13, 2008, the Company completed an amended and restated $400 million, five-year receivables securitization facility arranged by CoBank ACB. This facility updated and replaced the previous $300 million securitization facility and is scheduled to terminate in 2011. The increased capacity under the facility will be used to finance incremental working capital requirements arising from the crop protection products business and higher commodity price levels in our other businesses.
     We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months.
Cash Flows
     The following tables summarize the key elements in our cash flows for the last three years ended December 31:
Operating Activities

	2007	2006	2005
	($ in millions)
Net earnings	$163.8	$88.9	$131.8
Earnings from discontinued operations	—	—	(2.2)
Adjustments to reconcile net earnings to net cash provided by operating activities	10.5	118.6	33.8
Changes in current assets and liabilities, net of acquisitions and divestitures	154.5	(11.0)	110.2
Net cash provided by operating activities	328.8	196.5	273.6
     Operating Activities. Net cash provided by operating activities increased $132.3 million in 2007 compared to 2006 primarily due to decreased investments in working capital in Agronomy and Seed from customer prepayment programs and increased dividends in investments in affiliated companies within Agronomy and Layers. Cash flows from operating activities in 2006 decreased $77.1 million as compared to 2005 primarily due to higher working capital requirements in Seed and Dairy Foods.
Investing Activities

	2007	2006	2005
	($ in millions)
Additions to property, plant and equipment	$(91.1)	$(83.8)	$(70.4)
Acquisitions	(2.9)	(88.1)	(46.1)
Investments in affiliates	(331.7)	(4.9)	(5.6)
Distributions from investments in affiliates	25.0	—	—
Net settlement on repositioning investment in joint venture	(87.9)	—	—
Net proceeds from divestiture of businesses	212.1	42.5	2.6
Proceeds from sale of investments	0.6	9.3	316.9
Proceeds from sale of property, plant and equipment	10.5	1.7	22.2
Insurance proceeds for replacement assets	8.6	—	—
Change in notes receivable	(18.4)	15.8	(15.2)
Other	(0.1)	7.2	20.9
Net cash (used) provided by investing activities	(275.3)	(100.3)	225.3
     Investing Activities. Net cash used by investing activities was $275.3 million in 2007. This was primarily due to $331.7 million of cash investments in affiliates, which consisted primarily of $330.9 million of cash infusions into Agriliance LLC offset by a $25.0 million dividend from Agriliance LLC, which was a return of investment. The net settlement on the repositioning of Agriliance LLC’s wholesale crop protection products business to Land O’Lakes and the wholesale crop nutrients business to CHS Inc. was $87.9 million. Investment spending was partially offset by $211.9 million of net proceeds received from the divestiture of substantially all the assets related to the Company’s Cheese & Protein International subsidiary. In 2006, net cash used by investing activities was $100.3 million, primarily due to $88.1 million of cash paid for acquiring the remaining minority interest in MoArk and the remaining minority interest in Penny-Newman Milling LLC, a Feed subsidiary. Acquisition payments were partially offset by $37.1 million in proceeds received for the sale of the Layers liquid egg products operations and $5.2 million received for the sale of a private label pet food business in Feed. In 2005, the Company received $315.5 million in cash from the sale of its investment in CF Industries, Inc. These proceeds were partially offset by 2005 acquisition spending of $46.1 million, primarily in Dairy Foods.

     Financing Activities

	2007	2006	2005
	($ in millions)
Increase (decrease) in short-term debt	$75.4	$(98.5)	$21.3
Proceeds from issuance of long-term debt	8.3	16.4	2.0
Principal payments on long-term debt and capital lease obligations	(41.8)	(36.6)	(379.9)
Payments for redemption of member equities	(58.0)	(80.6)	(68.7)
Payments for debt extinguishment costs	—	—	(11.0)
Payments for debt issuance costs	—	(1.5)	—
Other	(0.3)	4.9	(2.0)
Net cash used by financing activities	(16.4)	(195.9)	(438.3)
     Financing Activities. Net cash used by financing activities declined $179.5 million in 2007 compared to 2006, primarily due to increased borrowings of short-term debt to meet seasonal working capital requirements of the repositioned crop protection products business offset by decreased payments for the redemption of member equities. In 2007, principal payments on long-term debt included $14.8 million of payments for the redemption and retirement of pollution control revenue bonds and industrial development revenue bonds and $27.0 million of repayments for other borrowings. In 2006, principal payments on long-term debt and capital lease obligations were $36.6 million. In 2005, principal payments on long-term debt and capital lease obligations totaled $379.9 million, primarily consisting of $118.4 million principal for repayment of the Term B loan, $153.6 million for the repurchase of 8.75% senior unsecured notes due 2011 and $92.6 million of payments for obligations under capital leases. We also paid $11.0 million of debt extinguishment costs related to the repurchase of the senior unsecured notes in 2005.
Cash Requirements
At December 31, 2007, we had certain contractual obligations, which require us to make payments as follows:

	Payments Due by Year (as of December 31, 2007)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Commitments	(In thousands)
Debt and leases:
Revolving credit facility(1)	$—	$—	$—	$—	$—
Receivables securitization facility (2)	70,000	70,000	—	—	—
Other short-term borrowings (3)	62,170	62,170	—	—	—
Long-term debt	616,784	5,182	184,661	201,541	225,400
Operating leases	113,346	42,077	43,109	20,844	7,316
Other:
Swine contract payments (4)	83,892	35,180	34,483	14,229	—
Non-cancelable purchase commitments (5)	2,783,019	2,705,633	77,386	—	—
Other obligations(6)	10,736	2,879	4,001	3,156	700
Total contractual obligations(7)	$3,739,947	$2,923,121	$343,640	$239,770	$233,416

(1) A $225 million facility, of which $196.0 million was available as of December 31, 2007. A total of $29.0 million of the $225 million commitment was unavailable due to outstanding letters of credit. This facility was undrawn as of December 31, 2007. For more information regarding the credit facility, please see the caption below entitled “Principal Debt Facilities.”
(2) A $300 million receivables securitization facility, of which $230 million was available as of December 31, 2007. For more information regarding this facility, please see the caption below entitled “Principal Debt Facilities.”
(3) The Company had $61.1 million as of December 31, 2007 of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers and an additional $1.1 million of other short-term borrowings related to wholly owned subsidiaries of the Feed segment.
(4) Includes contractual commitments to purchase weaner pigs, feeder pigs and producer services, accounted for in our Feed and Other segments. In Feed, we enter into commitments to purchase weaner and feeder pigs from producers and generally have commitments to immediately resell the animals to swine producers. Market exposure is managed by procuring contracts to resell the pigs at terms that capture the pig cost and associated margin. In our Other segment, we account for purchase commitments used to source feeder pigs for our Aligned System program. We sold our sow herd and feeder pig inventory and the production facilities for our Aligned System program as part of the sale of swine production assets to Maschhoff West LLC in February 2005, but retained long-term agreements to supply feeder pigs to our local cooperative members. For the Aligned System program, pigs are purchased from Maschhoff West LLC utilizing fixed or variable pricing and immediately resold utilizing similar pricing under sales contracts with local cooperatives. Our profit or loss from these programs is minimal.
(5) Relates to raw materials in Dairy Foods, Feed, Seed, Agronomy and Layers. These purchase commitments, estimated for this table, are contracted on a short-term basis, typically for one year or less.
(6) Primarily represent contractual commitments to purchase marketing and consulting services and capital equipment.
(7) Excludes contingent obligations under our pension and postretirement plans. For accounting disclosures of our pension and postretirement obligations, see Note 13 in “Item 8. Financial Statements and Supplementary Data.”
     We expect total capital expenditures to be approximately $140 million in 2008. Of such amount, we currently estimate that a range of $40 million to $50 million of ongoing maintenance capital expenditures will be required. We incurred $91.1 million in capital expenditures for the year ended December 31, 2007, compared to $83.8 million and $70.4 million in capital expenditures for the years ended December 31, 2006 and 2005, respectively.
     In 2008, we expect our total cash payments to members to be approximately $97 million for revolvement, cash patronage and estates and age retirements, subject to the discretion of the Company’s board of directors.
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
     MoArk has guaranteed certain loan agreements for an equity investee. MoArk is responsible for 50% of the outstanding balance of these guaranteed notes totaling $8.8 million as of December 31, 2007. These notes are fully secured by collateral of the equity investee.
Principal Debt Facilities
     We maintain a $225 million, five-year secured revolving credit facility. Under this facility, lenders have committed to make advances and issue letters of credit until August 2011. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on our leverage ratio at the end of December of 2007, the LIBOR margin for the revolving credit facility is 87.5 basis points and the spread for the Alternative Base Rate is 0 basis points. LIBOR may be set for one, two, three or six month periods at our election. There was no outstanding balance on our revolving credit facility at December 31, 2007 and December 31, 2006.
     We also maintain a five-year receivables securitization facility, which matures in 2011, to finance short-term borrowing needs. In conjunction with the wholesale crop protection product asset distribution from Agriliance LLC, effective September 1, 2007, the Company executed an amendment to its receivables securitization facility to increase its borrowing capacity from $200 million to $300 million. The amended facility will provide the Company with additional liquidity for the incremental working capital needs associated with the crop protection product business. Land O’Lakes and certain wholly owned consolidated entities sell Feed, Dairy Foods, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned special purpose entity (“the SPE”). The Company sells the receivables to the SPE in order to obtain financing for its short-term borrowing needs. Under this facility, the SPE enters into borrowings with CoBank, which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. The effective cost of the facility is LIBOR plus 87.5 basis points. The SPE does not meet the definition of a qualified special purpose entity, and the assets and liabilities of the SPE are fully consolidated in the Company’s consolidated financial statements. The SPE’s receivables were $732.0 million and $342.6 million at December 31, 2007 and 2006, respectively. At December 31, 2007, there was $70.0 million outstanding with CoBank and $230 million was available under this facility. At December 31, 2006, there were no borrowings outstanding with CoBank and $200 million was available under this facility.
     On March 13, 2008, the Company completed an amended and restated $400 million, five-year receivables securitization facility arranged by CoBank ACB. This facility updated and replaced the previous $300 million securitization facility and is scheduled to terminate in 2011. The increased capacity under the facility will be used to finance incremental working capital requirements arising from the crop protection products business and higher commodity price levels in our other businesses.
     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes became callable in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price will be 102.25%. The notes are callable at par beginning in December 2009. The balance outstanding for these notes at December 31, 2007 was $175 million.
     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes became callable in November 2006 at a redemption price of 104.375%. In November 2007, the redemption price declined to 102.917% and in November 2008, the redemption price declines to 101.458%. The notes are callable at par beginning in November 2009. In September 2005, $3.8 million of these notes were tendered in accordance with the terms of the indentures of the notes, which required a par offer in August 2005 as a result of receiving cash proceeds from the sale of our investment in CF Industries. In November 2005, we completed a “modified Dutch Auction” cash tender for these notes and purchased $149.7 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount. On April 2, 2007, upon receipt of the proceeds related to the sale of substantially all the assets related to our Cheese & Protein International LLC subsidiary, we launched a par offer in accordance with the terms of the indentures governing these notes. The par offer expired on May 4, 2007, and $2.7 million of notes were tendered. In addition to the modified Dutch Auction, we, or our affiliates, are permitted by the indentures governing our 8.75% senior unsecured notes and our 9.00% senior secured notes to make open market purchases of such notes, and at such terms and at such prices as we or our affiliates may determine. As such, on August 16, 2007, an additional $1.1 million of our 8.75% notes were purchased. The balance outstanding for these notes at December 31, 2007 was $192.7 million.
     Prior to September 11, 2007, we used interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps was to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirrored the terms of the 8.75% senior unsecured notes and effectively converted $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. On September 11, 2007, the Company terminated its interest rate swap arrangement in order to rebalance its interest rate risk exposure. The fair value adjustment to the underlying debt at termination was $1.2 million and will be amortized over the remaining life of the notes.
     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. At December 31, 2007, the outstanding balance of Capital Securities was $190.7 million.
     The credit agreements relating to the revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain certain interest coverage and leverage ratios. Land O’Lakes debt covenants were all satisfied as of December 31, 2007. However, in accordance with the terms of the revolving credit facility, the Company is required to provide audited financial statements to its lenders within 90 days of the end of its fiscal year. The Company did not satisfy this requirement for the year ended December 31, 2007 and therefore, was out of compliance with this covenant. However, the Company was not in an event of default as the covenants allow an automatic 30 day extension to provide audited financial statements to the lenders. As of April 15, 2008, the Company provided audited financial statements to its lenders and satisfied the covenant requirement.
     Indebtedness under the revolving credit facility is secured by substantially all of the material assets of Land O’Lakes and its wholly owned domestic subsidiaries (other than MoArk, LLC, LOL Finance Co., LOLFC, LLC (a subsidiary of LOL Finance Co.) and LOL SPV, LLC,) including real and personal property, inventory, accounts receivable (other than those receivables which have been sold in connection with our receivables securitization), intellectual property and other intangibles. Indebtedness under the revolving credit facility is also guaranteed by our wholly owned domestic subsidiaries (other than MoArk, LLC, LOL Finance Co., LOLFC, LLC, and LOL SPV, LLC). The 9.00% senior notes are secured by a second lien on essentially all of the assets which secure the revolving credit agreement, and are guaranteed by the same entities. The 8.75% senior notes are unsecured but are guaranteed by the same entities that guarantee the obligations under the revolving credit facility.
     The Company’s MoArk subsidiary has a $40 million revolving credit facility, which is subject to a borrowing base limitation and matures June 1, 2009. Borrowings under the revolving credit facility were $0 at December 31, 2007, and $13.0 million at December 31, 2006. The revolving credit facility is subject to certain debt covenants, which were all satisfied as of December 31, 2007. The facility is not guaranteed by the Company nor is it secured by the Company’s assets. MoArk had outstanding notes and term loans of $29.5 million and $30.8 million as of December 31, 2007 and December 31, 2006, respectively. The decline in MoArk’s long-term debt was primarily due to payments on various term notes and loans from cash provided by operations.
Capital Leases
     At December 31, 2007, the Company had $6.4 million in obligations under capital lease for MoArk, which represents the present value of the future minimum lease payments for the leases. MoArk leases machinery, buildings and equipment at various locations. The interest rates on the capital leases range from 5.92% to 8.95% with the weighted average rate of 7.03%. The weighted average term until maturity is four years.
Off-Balance Sheet Arrangements
     We also lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $57.6 million for the year ended December 31, 2007, $55.2 million for the year ended December 31, 2006 and $53.1 million for the year ended December 31, 2005. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases.
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
     Derivative Commodity Instruments. In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, soybeans in Seed and corn and soybean meal in Layers. In addition, sales contracts with various customers are used to varying degrees to lock in prices. We use derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, to reduce exposure to changes in commodity prices for our inventory and fixed or partially fixed purchase and sales contracts. These contracts are not designated as hedges under Statement of Financial Accounting Standards “(SFAS)” No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures contracts are marked-to-market (either Chicago Mercantile Exchange or Chicago Board of Trade) on the last day of each month and gains and losses (“unrealized hedging gains and losses”) are recognized as an adjustment to cost of sales. The Company has established formal position limits to monitor its hedging activities and generally does not use derivative commodity instruments for speculative purposes.
     Rebates Receivable. We receive vendor rebates primarily from seed and chemical suppliers. These rebates are usually covered by binding arrangements, which are agreements between the vendor and the Company or published vendor rebate programs; but they can also be open-ended, subject to future definition or revisions. Rebates are recorded as earned in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, when probable and reasonably estimable based on terms defined in binding arrangements (which in most cases is either written agreements between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received. Rebates covered by binding arrangements which are not probable and estimable are accrued when certain milestones are achieved. Because of the timing of vendor crop year programs relative to the Company’s fiscal year-end, a significant portion of rebates have been collected prior to the end of the Company’s year-end. The actual amount of rebates recognized, however, can vary year over year, largely due to the timing of when binding arrangements are finalized.
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
     Income Taxes, Tax Valuation, and Uncertain Tax Positions. Our annual tax rate is based on statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. In addition we are subject to the complex rules related to taxation of a cooperative. We are required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been reflected in our consolidated financial statements or tax returns. This process requires management to make assessments regarding the timing and probability of the ultimate tax impact. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties under Financial Accounting Standards Board Interpretations (“FIN”) 48, Accounting for Uncertainties in Income Taxes. We review our tax positions quarterly as new information becomes available. We adjust these reserves in light of changing facts and circumstances. Our provision for income taxes includes the impact of reserve positions and changes to those reserves.
     Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We record valuation allowances on deferred tax assets if we determine it is more likely than not that the asset will not be realized. The accounting estimates related to the tax valuation allowance require us to make assumptions regarding the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. These assumptions require significant judgment. The impact of changes in actual performance versus management’s estimates could be material.
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
     Our expected rate of return on plan assets is determined by our asset allocation, historical long-term investment performance, and our expectation of the plans’ investment strategies. The expected rate of return on plan assets for 2008 is 8.25% compared to 8.25% for 2007. Actual future net pension and postretirement benefits expense will depend on each plan’s investment performance, changes in future discount rates and various other factors related to the populations participating in the plans.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires that financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 was effective January 1, 2007 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Item 8. Financial Statements and Supplementary Data Note 12 for further information.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. This pronouncement is effective January 1, 2008, and the Company does not expect this statement to have a material impact on its consolidated financial statements. Additionally, in February 2008, the FASB issued FASB Staff Positions (FSP) Financial Accounting Standard 157-1 (“FSP 157-1”) and 157-2

(“FSP 157-2”). Whereas FSP 157-1 removes leasing from the scope of SFAS 157 and FSP 157-2 delays the effective date of SFAS 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. This pronouncement was adopted effective December 31, 2007. However, the measurement date aspect of the pronouncement is effective for fiscal years ending after December 15, 2008 and the Company will adopt that provision of SFAS 158 in 2008. The initial recognition of the unfunded status resulted in a $62.4 million charge, net of income taxes, to accumulated other comprehensive income. See Item 8. Financial Statements and Supplementary Data Note 13 for the impact of the adoption of SFAS 158.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective January 1, 2008 and the Company has made no elections to measure any financial instruments or certain other items at fair value.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment to ARB No. 51” (“SFAS 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires reclassifying noncontrolling interests, also referred to as minority interest, to the equity section of the consolidated balance sheet presented upon adoption. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of adopting SFAS 160.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The statement applies to all business combinations, including combinations among mutual enterprises. SFAS 141(R) requires all business combinations to be accounted for by applying the acquisition method and is effective for periods beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently assessing the impact of adopting SFAS 141(R).
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Risk
     In the ordinary course of business, we purchase and sell commodities which are subject to market risk resulting from changes in prices. We monitor our positions for all commodities and utilize futures and option contracts offered through regulated commodity exchanges to reduce exposure to changes in commodity prices. Certain commodities cannot be hedged with futures or option contracts because such contracts are not offered for these commodities by regulated commodity exchanges. Inventories and purchase contracts for those commodities are hedged with forward contracts to the extent practical so as to arrive at a net commodity position within the formal position limits set by us and deemed prudent for each of those commodities. Commodities for which futures and options contracts are available are also typically hedged first in this manner, with futures and options used to hedge within position limits that portion not covered by forward contracts. We generally do not use derivative instruments for speculative purposes. See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for further information.

     The Company enters into futures and options contract derivatives to reduce risk on the market value of inventory and fixed or partially fixed purchase and sale contracts. The notional or contractual amount of derivatives provides an indication of the extent of the Company’s involvement in such instruments at that time but does not represent exposure to market risk or future cash requirements under certain of these instruments. A summary of the notional or contractual amounts and the fair value of assets (liabilities) of these derivative financial instruments at December 31 is as follows:

	At December 31,
	2007		2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
		($ in thousands)
Commodity futures and options contracts
Commitments to purchase	$213,544	$28,856	$168,336	$10,508
Commitments to sell	(80,577)	(11,501)	(91,642)	(4,932)

	Year Ended December 31,
	2007		2006
		Realized		Realized
	Notional	Gains	Notional	Gains
	Amount	(Losses)	Amount	(Losses)
		($ in thousands)
Commodity futures and options contracts
Total volume of exchange traded contracts:
Commitments to purchase	$1,791,876	$29,395	$908,773	$(32,225)
Commitments to sell	(1,887,775)	8,285	(1,097,202)	10,980
Interest Rate Risk
     We are exposed to market risk from fluctuations in interest rates. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value resulting from a decrease in interest rates. The fixed rate debt as of December 31, 2007 totaled $587.9 million. A 10% adverse change in market rates would potentially impact the fair value of our fixed rate debt by approximately $10.8 million. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Holding other variables constant, including levels of floating-rate indebtedness, a one-percentage point increase in interest rates would have an immaterial impact on net earnings and cash flows for 2007.
     Prior to September 11, 2007, we used interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps was to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirrored the terms of the 8.75% senior unsecured notes and effectively converted $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. On September 11, 2007, the Company terminated its interest rate swap arrangement in order to rebalance its interest rate risk exposure. The fair value adjustment to the underlying debt at termination was $1.2 million and will be amortized over the remaining life of the notes.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures
     The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified by the SEC and that it is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), to allow timely decisions regarding required disclosures.
     As of December 31, 2007, our management, with the participation of the CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting, as described below.
     (b) Management’s report on internal control over financial reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control -Integrated Framework.
     In conducting our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, we have excluded the Crop Protection Products (CPP) business unit, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. The distribution of the CPP business, from the Agriliance, LLC joint venture in which LOL has 50 percent ownership, was completed in September 2007. CPP earnings to LOL were formerly accounted for under the equity method of accounting through our investment in Agriliance. In September 2007, LOL began consolidating the full results of CPP’s operations in our financial statements. CPP constituted 29 percent of total LOL assets as of December 31, 2007 and 3 percent of total revenues for the fiscal year then ended. See Item 8 Financial Statements and Supplementary Data Note 3 for further discussion of this acquisition and its impact on the Company’s consolidated financial statements.
Material Weakness Identified as of December 31, 2007:
     In conjunction with our audit, management identified a material weakness in the Company’s internal control over financial reporting in the newly acquired CPP business. A material weakness is a control deficiency, or a combination of control deficiencies, which when aggregated, results in there being a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. A material weakness was identified in our internal controls relative to the timing of when vendor rebates were recognized in the CPP business. Chemical rebates, which reduce the cost of product procured from vendors, are earned through standard distributor published programs and also through other company-specific binding arrangements with vendors. Every month we recorded the rebates we expected to earn during each crop year as a reduction to cost of goods sold as products were purchased from our vendors and sold to our customers, even though documentation evidencing certain company-specific written binding rebate contracts may not have been in place between CPP and some vendors at the onset of a program year. Monthly recognition of the company-specific portion of the rebates was based on interim verbal agreement between CPP and suppliers and also on historical cash receipts and expected performance benchmarks.
     EITF 02-16 requires a binding arrangement to support the recognition of the vendor rebates. The lack of review by acounting personnel to ascertain whether adequate documentation was in place to support the existence of a binding agreement was deemed to constitute a material weakness. This resulted in an adjustment that reduced CPP pretax earnings by $12.4 million in 2007. This is a timing issue, as these rebates, associated with 2007 product purchases and sales, will ultimately be recognized in 2008 when binding arrangements are in place with our vendors.
Remediation and Changes in Internal Control over Financial Reporting:
     We have taken steps to address this material weakness which led to a material misstatement in our financial statements. In 2008, no company-specific vendor rebates will be recognized in our financial statements until documented binding arrangements are in place with our CPP vendors or until the related cash is received. Standard distributor published programs, available to all in the industry, will continue to be recognized on a monthly basis as product is procured and sold.
     (c) Change in internal controls
     There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2007, which have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

By /s/ Chris Policinski
Christopher J. Policinski
President and Chief Executive Officer

By /s/ DANIEL KNUTSON
Daniel E. Knutson
Chief Financial Officer

     (d) Non-Attestation by the Company’s auditors
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Item 9B. Other Information.
     None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The following table sets forth certain information with respect to our directors and executive officers as of March 15, 2008:

Name	Age	Title
Chris Policinski	49	President and Chief Executive Officer
Daniel Knutson	51	Senior Vice President and Chief Financial Officer
Steve Dunphy	50	Executive Vice President and Chief Operating Officer, Dairy Foods Value Added
Alan Pierson	57	Executive Vice President and Chief Operating Officer, Dairy Foods Industrial
Fernando Palacios	48	Executive Vice President and Chief Operating Officer, Feed
Mike Vandelogt	53	Executive Vice President and Chief Operating Officer – Seed
Rodney Schroeder	52	Executive Vice President and Chief Operating Officer – Crop Protection Products

David Seehusen	61	Executive Vice President, Ag Business Development and Member Services
Jean-Paul Ruiz-Funes	50	Senior Vice President, Corporate Strategy and Business Development
Barry Wolfish	51	Senior Vice President, Corporate Marketing Strategy
Jim Fife	58	Senior Vice President, Public Affairs
Peter Janzen	48	Senior Vice President, General Counsel
Karen Grabow	58	Senior Vice President, Human Resources

Dave Andresen	54	Director
Robert Bignami	65	Director
Harley Buys	55	Director
Dennis Cihlar	58	Director
Mark Clark	45	Director
Ben Curti	57	Director
Jim Hager	56	Director
Pete Kappelman	45	Director, Chairman of the Board
Cornell Kasbergen	50	Director
Paul Kent, Jr.	57	Director
Larry Kulp	65	Director
Charles Lindner	55	Director
Robert Marley	56	Director
Jim Miller	66	Director
Ronnie Mohr	59	Director, First Vice Chairman of the Board
Ron Muzzall	45	Director
James Netto	48	Director
Douglas Reimer	57	Director, Secretary
Richard Richey	59	Director
Floyd Trammell	52	Director
Myron Voth	54	Director
Thomas Wakefield	58	Director
Al Wanner	60	Director
John Zonneveld, Jr.	54	Director
Howard Liszt	61	Nonvoting Advisory Member
Robert Thompson	62	Nonvoting Advisory Member
Mary Shefland	57	Nonvoting Advisory Member
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
     Mike Vandelogt, Executive Vice President and Chief Operating Officer of the Seed Division since January 2008. Mr. Vandelogt has been with the Company the for past 17 years, starting as Corn Product Manager before becoming the Director of Marketing for the Seed division. Prior to assuming his new responsibilities, Mr. Vandelogt was the Vice President of Sales and Marketing for the Seed division.
     Rod Schroeder, Executive Vice President and Chief Operating Officer of the Crop Protection Production business since September 2007. Prior to joining the Company, Mr. Schroeder spent the past five years at the Company’s Agriliance joint venture holding various Vice President roles, most recently the Vice President of Crop Nutrients and Heartland Division.
     Dave Seehusen, Executive Vice President, Ag Business Development and Member Services since January 2008. Mr. Seehusen has been employed by the Company for the past 40 years, most recently serving as the Executive Vice President and Chief Operating Officer of the Company’s Seed division, a position he held for 23 years.
     Jean-Paul Ruiz-Funes, Senior Vice President, Corporate Strategy and Business Development, since January 2008. From 2003 through 2007, Mr. Ruiz-Funes was employed by Baxter International, serving as General Manager, Global IV Solutions Medication Delivery (2005-2007), and as Vice President, Strategy & Business Development, Medication Delivery (2003-2005). From 2002 to 2003, Mr. Ruiz-Funes served as Director and Founding Principal of The Capital Executive Group, LLC, a Chicago-based consulting firm based where he targeted proprietary management-centric investment and value-creation opportunities and investigated acquisitions in agricultural production and storage systems, industrial tires and automotive parts recycling. Mr. Ruiz-Funes also served as Vice President, Corporate Strategy & New Ventures at The Quaker Oats Company (2000-2001) and as Principal at McKinsey & Company (1998-2000).
     Barry Wolfish, Senior Vice President, Corporate Marketing Strategy, since January 2008. Mr. Wolfish joined the Company in 1999, most recently serving as Vice President of Strategy and Business Development, a position he held since August 2005.  Mr. Wolfish previously served as Vice President of Dairy Foods Cheese and Foodservice businesses. Prior to joining the Company, Mr. Wolfish worked at General Mills, where he held Vice President positions for several businesses including: Adult Cereals, New Channels, Yoplait Foodservice.
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
     Dave Andresen has held his position as director since February 2008 and his present term of office will end in February 2012. Mr. Andresen has been the General Manager of 4 Seasons Cooperative (Britton, South Dakota) since 1995. Mr. Andresen has also served as director of FCStone, Inc., a Kansas City based risk management organization that trades on the NASDAQ, since February 2004.
     Robert Bignami has held his position as director since February 2005 and his present term of office will end in February 2010. Mr. Bignami operates the Brentwood Farms, a dairy operation located in Orland, California.
     Harley Buys has held his position as director since February 2003 and his present term of office will end in February 2012. Mr. Buys farms corn, soybeans and alfalfa and operates a dairy farm in partnership with his son in Edgerton, Minnesota.
     Dennis Cihlar has held his position as director since February 2005 and his present term of office will end in February 2009. Mr. Cihlar is a dairy farm owner/operator of Cihlar Farms, Inc., located in Mosinee, Wisconsin.
     Mark Clark has held his position as director since February 2008 and his present term of office will end in February 2012. Mr. Clark is a self-employed dairy and crop farmer in Southern Minnesota.
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
     Cornell Kasbergen has held his position as director since 1998 and his present term of office will end in February 2012. Mr. Kasbergen operates a dairy in California.
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
     Richard Richey has held his position as director since February 2004 and his present term of office will end in February 2012. Mr. Richey is the general manager of Husker Co-Op in Columbus, Nebraska, a full-service cooperative with 10 locations.
     Floyd Trammell has held his position as director since February 2005 and his present term of office will end in February 2012. Mr. Trammell is the manger of Farmers, Inc., a locally-owned cooperative located in Mississippi.
     Myron Voth has held his position as director since February 2007 and his present term of office will end in February 2012. Mr. Voth operates Upland Farms where he milks approximately 100 Holstein cows and farms about 1,000 acres. Mr. Voth is also the Chair of Mid-Kansas Cooperative (Moundridge, KS), a local, full-service cooperative.
     Thomas Wakefield has held his position since 2004 and his present term will end in February 2012. Mr. Wakefield operates JTJ Wakefield Farms, a 400 acre operation located in Bedford, Pennsylvania, that includes corn, alfalfa and grass hay production, along with a milking herd of approximately 120.
     Al Wanner has held his position as director since September 2007 and his present term of office will end in February 2009. Mr. Wanner, along with his wife Carolynne, and his sons, John and Matt, own and operate Wanner’s Pride-N-Joy Farm, LLC, where they milk approximately 600 Holstein cows and farm approximately 640 acres of corn, alfalfa and rye. Mr. Wanner also serves on the boards of Genex Cooperative and Cooperative Resources International.
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
     Howard Liszt is a nonvoting advisory member of the board. Mr. Lizst serves the Board on an annual basis, and was first appointed in 2006. Mr. Lizst joined Campbell Mithun (a national marketing communications agency) in 1976. Mr. Liszt was promoted to General Manager of Campbell Mithun in 1984; President/Chief Operating Officer of the agency in 1994; and Chief Executive Officer in 1994. After retiring from Campbell Mithun in 2000, Mr. Liszt joined the University of Minnesota as a Senior Fellow in the School of Journalism and Mass Communications. Mr. Liszt currently serves on the Board of Directors of Restore Medical, Inc. Mr. Liszt holds a Bachelor of Arts in Journalism and Marketing and a Master of Science in Marketing from the University of Minnesota.
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

     The Land O’Lakes board is made up of 24 directors. Twelve directors are chosen by our dairy members and 12 by our Ag members. Each board member must also be a member of the group of members, dairy or Ag, which elects him or her. The board may also choose to elect up to three nonvoting advisory members. Currently, there are three such advisory board members, one of whom, Ms. Shefland, was appointed to the audit committee to provide additional guidance to the audit committee with respect to financial matters. Our board of directors governs our affairs in virtually the same manner as any other corporation. During 2007, the board met nine times. Each director attended at least seven of the meetings. See “Item 1. Business — Description of the Cooperative — Governance” for more information regarding the election of our directors.
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
Item 11. Executive Compensation.
Overview
     The Board of Directors of Land O’Lakes, Inc. (the “Company”) has delegated responsibility to the Board Executive Committee for reviewing and overseeing the Company’s executive compensation programs and policies.
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
     The Executive Committee makes decisions on compensation for the President and reports such decisions to the Board of Directors. The President makes individual compensation decisions (e.g., salary increases) relating to executive officers, other than himself.
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
     During 2007, the Executive Committee engaged Towers Perrin to analyze president-level compensation and to propose a compensation range for that position. This analysis considered general industry compensation data, compensation data from comparable companies in the food, agriculture and chemical industries, and private company compensation data. The analysis and proposal was reviewed with the Executive Committee and the Committee then determined the 2008 compensation structure for the President. The comparable companies utilized to analyze president-level compensation were as follows:

Andersons, Inc	Archer-Daniels-Midland Co.	Campbell Soup Co.	Chemtura Corp.
Chiquita Brands Int’l. Inc.	CHS Inc.	Coca-Cola Co.	ConAgra Foods Inc.
Dean Foods Co.	Del Monte Foods Co.	Dow Chemical Co.	Du Pont
Eastman Chemical Co.	General Mills Inc.	Gold Kist Holdings Inc.	Heinz Co.
Hershey Co.	Hormel Foods Corp.	Kellogg Co.	Kraft Foods Inc.
McCormick & Company Inc.	Monsanto Co.	Pepsico Inc.	Pilgrim’s Pride Corp.
Ralcorp Holdings Inc.	Sara Lee Corp.	Scotts Miracle-Gro	Seaboard Corp.
Smithfield Foods Inc.	J.M. Smucker Co.	Sysco Corp.	Tyson Foods Inc.
UAP Holding Corp.	WM Wrigley Jr. Co.
Compensation Structure
The Company’s executive compensation structure is composed of five elements:
•	Annual base salary

•	Annual and long-term variable compensation

•	Long-term equity value incentive compensation

•	Retirement benefits

•	Perquisites and other personal benefits
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
     We generally set target compensation levels at, or somewhat below the public company median of the market for executive officer positions, other than the President. The target compensation level for the President position is set somewhat below the private company market median for companies of comparable revenue scope, which is well below the market median for public companies of comparable revenue scope. Regarding the President position, general industry, comparable company and private company benchmark data are utilized to set the compensation structure for base pay and target annual variable. The target long-term compensation structure is set utilizing only median private company benchmark data, which is more than 50% below the market median for public companies. We structure compensation so that target levels of pay will be achieved for target levels of financial performance. In addition, the compensation programs are structured so that below-target compensation will be earned for below-target financial performance. Conversely, above-target compensation will be earned for above-target financial performance.
Annual Base Salary. We provide base salaries to our executive officers to compensate them for carrying out daily job responsibilities. A base salary midpoint is established for each executive officer position based on position-specific benchmark data, with the midpoint generally set at the market median. In addition, a salary range is established for each position that reflects midpoint plus or minus 20%.
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
     The Executive Committee establishes the salary midpoint and range for the President and Chief Executive position and determines pay within the range. The Executive Committee follows the same process (i.e., use of market data and annual review) outlined in the above paragraph. The salary range and actual pay within the range for the President is determined by the Executive Committee in December and is effective on January 1 of the following year. After a review of market data and incumbent performance, the Executive committee in December 2007 established a 2008 base salary for Mr. Policinski of $900,000.
Annual and Long-Term Variable Compensation. Our executive officers participate in two variable compensation programs that reward performance against Board-approved financial targets.
The administrative mechanics of both plans are the same, and are as follows:
•	The Executive Committee is responsible for reviewing and approving the plan design while management is responsible for recommending the plan design.

•	All executive officers are eligible to participate in the variable compensation plans. The President may, in the President’s sole discretion, exclude an executive officer from either or both plans for business reasons. No exclusions were made, with respect to named executive officers, under either plan for payments earned in 2007.

•	The President reserves the right to, in the President’s sole discretion, increase, reduce, or withhold awards under the plans to executive officers where unusual circumstances warrant. This discretion was not exercised in 2007 to any named executive officer. There is no provision in either plan to recoup payment from an executive officer once payment has been made.

•	Unique nonrecurring business events that have a substantial impact on the Company’s financial results in a given year may be excluded from the calculations for determining awards from the plans. An example would be a major gain or loss from an acquisition or divestiture. Amounts to be excluded are determined by the President and reported to the Executive Committee. The Executive Committee must approve any amounts to be excluded for purposes of determining the President’s award.

•	The Board of Directors annually approves the financial targets for each plan. In addition, the actual results for the measures in each plan are reviewed and approved by the Executive Committee after the performance period closes. Along with this, the total of the calculated award amounts for all executive officers is reviewed by the Executive Committee annually.

•	The Executive Committee approves the calculated awards for the President and has the sole discretion to increase, reduce, or withhold calculated awards for the President under the plans where unusual circumstances warrant.

•	Amounts earned under the variable compensation plans by named executive officers in 2007 are shown in the “Non-equity Incentive Plan” column of the “Summary Compensation Table”.

•	Executive officers can elect in advance to defer all or a portion of their earned awards. Earnings under both plans are included as eligible earnings for purposes of our qualified and non-qualified retirement programs.

Details of the variable compensation plans are outlined below.
Annual Variable Compensation. The Land O’Lakes Executive Annual Variable Compensation Plan has the following objectives:
•	Recognize and reward achievement of both overall Company results and business unit results.
•	Integrate business strategies with the compensation structure and align individual efforts in achieving Company and business unit results.
•	Provide a market-competitive variable compensation element.
     Each of the named executive officers has a target award opportunity that is based on market data and on internal equity considerations; that is, the desire to have similar percentage variable pay targets for positions of similar content and/or scope. The target award opportunity is expressed as a percentage of an executive’s annual earnings, which includes pay received during the plan year for base salary, paid time off, holidays, funeral leave, and jury duty. The target award opportunities range from 50% to 80% of annual earnings for the named executive officers and the target for other executive officers is generally 40%. The 2007 target award opportunity for the President was 90% of annual earnings. After a review of market data, the Executive Committee in December 2007 established a 2008 target award opportunity for the President of 100% of annual earnings. Actual awards can range from 0 to 2 times the target award opportunity, based on performance. For example, if a named executive officer has a target award opportunity of 50% of annual earnings, then the actual award in a given year could fall between 0% and 100% (2 times 50%) of annual earnings. The award range of 0 to 2 times target award opportunity is based on modal market data.
     There are two performance measurements in the plan: Return on Equity and Pre-tax Earnings. These measures are in place because they align directly with member objectives of increased returns and enhanced ownership value. At target performance levels, these two measures account for 85% of the award opportunity for an executive officer. The remaining 15% is based on performance against individual objectives. In past years, the plan also included Return on Invested Capital (ROIC) as a performance measure. In order to increase the emphasis on Pre-tax Earnings, the ROIC measure has been removed. Focus by the executive officer group on ROIC is maintained, as it continues to be a measure in the Executive Long-Term Variable Compensation Plan. In addition, adding a Total Company Pre-tax Earnings allocation to the measurements for business unit officers increased the focus on total company performance from 20% in 2006 to 50% in 2007. The allocation of measures and objectives, at target performance levels, by corporate and business unit executive officer is as follows:

	Measure as % of Total Target Award
	Opportunity
		Business Unit
	Corporate Officer	Officer
Total Company ROE	20%	20%
Total Company Pre-tax Earnings	65%	30%
Business Unit Pre-tax Earnings	0%	35%
Individual Objectives	15%	15%
Total	100%	100%
For each of the three financial measures:
•	Actual performance must reach 85% of the Board-approved plan (the “Plan”) in order for an award for that measure to be earned. At 85% performance on all measures, an award of 45.8% of target is earned.
•	Actual performance must reach 100% of Plan in order for a target award for that measure to be earned.
•	For the ROE measure, performance must reach 200% of Plan for the maximum award for the measure to be earned. For the Pre-tax Earnings measure, performance must reach 175% of Plan in order for the maximum award for the measure to be earned.
     The maximum payout on the individual objective award is 15 points.
     No payment is earned if the executive officer voluntarily terminates employment (prior to early retirement eligibility) before the Plan (fiscal) year ends. This element is in place to facilitate retention. Prorated awards are earned in the event of retirement, death, or disability before the end of the year.

     No awards under the Plan will be made if the Company’s net earnings, including any accruals for incentive payouts, do not exceed $0 (breakeven).
     For 2007, performance ranging from 198% to 222% of Board-approved financial targets was achieved on the above Total Company measures. Based on this performance, Mr. Policinski earned a 2007 award of $1,471,286, Mr. Knutson earned a 2007 award of $573,913, and Mr. Janzen earned a 2007 award of $390,564. Based on this performance and on business unit Pre-tax Earnings performance, Mr. Palacios earned a 2007 award of $462,739 and Mr. Seehusen earned a 2007 award of $315,386.
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
     Each of the named executive officers has a target award opportunity that is based on market data and on internal equity considerations; that is, the desire to have similar percentage variable pay targets for positions of similar content and / or scope. The target award opportunity is expressed as a percentage of annual salary. For LTIP, annual salary is defined as the base salary that is in place for the executive officer at the beginning of the last year of the applicable performance period. The target award opportunities range from 50% to 90% of annual salary for the named executive officers and the target for other executive officers is generally 50% of annual salary. The target award opportunity for the President is 100% of annual salary. Actual awards can range from 0 to 1.25 times the target award opportunity, based on performance. For example, if a named executive officer has a target award opportunity of 50% of annual salary, then the actual award in a given year could fall between 0% and 62.5% (1.25 times 50%) of annual salary. The maximum award opportunity under this program is below median and modal market levels, in order to limit the potential cost of the program.
     Performance is measured over a three-year period and performance periods overlap. During 2007, three performance cycles were in process; 2005-07, 2006-08 and 2007-09. There are two performance measurements in this plan; Pre-tax Earnings and Return on Invested Capital (ROIC). The formula for determining awards under the LTIP is a matrix that reflects cumulative Pre-tax Earnings and average ROIC over the three-year period. The measures for this plan are consistent with those of the annual variable compensation plan in order to encourage consistent short and long-term focus. LTIP awards are determined by application of the matrix as follows:
•	Actual performance on both measures must reach 85% of Plan in order for payments to be earned. At 85% performance on both measures, an award of 40% of target is earned.
•	Actual performance on both measures must reach Plan, or actual performance on at least one measure must exceed Plan in order for a target award to be earned.
•	Actual performance on both measures must reach 110% of Plan in order for the maximum award of 125% of target to be earned.
•	The financial goals for corporate executive officers are tied 100% to Company results. For the performance periods of 2005-07 and 2006-08, the financial goals for executive officers assigned to a business unit are tied 100% to the business unit. For the performance period of 2007-09 the financial goals for executive officers assigned to a business unit are tied 50% to Company results and 50% to the business unit. This change was made to increase officer focus on total company performance.
     No payment is earned if the executive officer voluntarily terminates employment (prior to early retirement eligibility) before a performance period is complete. This element is in place to facilitate retention. Prorated awards are earned in the event of retirement, death, or disability before the end of a performance period.
     For the 2005-2007 performance period, performance ranging from 94% to 118% of Board-approved 3-year financial targets was achieved on the above total company measures. Based on this performance, Mr. Policinski earned an award of $584,712, Mr. Knutson earned an award of $382,418, and Mr. Janzen earned a 2007 award of $226,044. The award for Mr. Policinski is prorated, based on 27 months in the CEO position during the performance period. Mr. Policinski did not earn an award for the 9 months of the performance period during which he was Chief Operating Officer of the Dairy Foods business unit. Mr. Seehusen earned an award of $274,514 under the 2005-07 performance period of this plan, based on financial performance in the Seed business unit that exceeded Plan. The earned amount is included in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table.

     Mr. Palacios did not earn an award for the 2005-07 performance period of the LTIP described above. In addition to the above LTIP, Mr. Palacios was granted participation in a special LTIP for the 2005-07 performance period as part of his promotion in December 2004 to the position of Executive Vice President & Chief Operating Officer for the Feed business unit. The special LTIP operated with the same set of rules as the LTIP described above, but with a unique set of financial goals. Mr. Palacios earned an award of $294,257 under the special LTIP. The earned amount is included in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table. This special LTIP was for the 2005-07 performance period only and was not extended to subsequent performance periods.
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
     The CVIP is a value appreciation rights plan, in which all executive officers, including the President, are eligible to participate. Participants receive a grant of Value Appreciation Rights (VAR) Units on an annual basis. The President annually determines the number of VAR Units granted to executive officers based on plan guidelines. The President reports the aggregate grant amounts to the Executive Committee. The Executive Committee annually determines the number of VAR Units granted to the President based on plan guidelines. A maximum of 200,000 VAR Units can be granted in any given year to all participants in the aggregate. All grants made in a given year have the same grant price; that is, the price determined from the financial results of the previous fiscal year. All grants made in a given year have a grant date of January 1 of the year. During 2007, all VAR Unit grants provided to named executive officers and to the President were at the target levels outlined in the plan. The total number of VAR Units granted in 2007 to executive officers was 75,750 with named executive officers receiving a total of 27,000, including a grant of 12,000 VAR Units to the President.
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
     Executive officers are required to elect the year in which VAR Unit value is to be distributed. The earliest year that can be elected for distribution of VAR Unit value is the year after the VAR Unit vests. The latest distribution year that can be elected is the year following the year in which the executive officer will reach normal retirement age (either age 66 or 67), as defined in the Land O’Lakes Pension Plan. Distribution elections can be changed, but on a restrictive basis that is in conformance with IRC 409A (which covers deferred compensation).
     Elected distribution schedules are overridden in the event of the participant’s termination of employment or death. In the event of termination of employment, payment of vested value is made within 90 days and all unvested VAR Units are cancelled. In the event of death, payment of vested value is made in February of the following year and all unvested VAR Units are cancelled.
     The VAR Unit value distributed to participants is the spread between the current VAR Unit price and the VAR Unit grant price, multiplied by the number of VAR Units cashed in. All elected distributions are made in February of the year elected, using the current price set as of December 31 of the previous fiscal year. During 2007, no distributions were made to named executive officers. Earnings under this plan are not included as eligible earnings for purposes of the Land O’Lakes Qualified and Non-qualified Retirement Programs.
     The VAR Unit price is calculated using a set formula. The formula determines an “equity value” based on a five-year average of capitalized earnings, minus debt, plus cash paid to members. The equity value is divided by a fixed number of Units to determine the per-Unit price. Current price, therefore, generally will increase as earnings increase and as debt is reduced. The five-year average is utilized to moderate the impact of earnings volatility caused by swings in commodity prices.
     Executive officers may, after a VAR Unit grant is fully vested, elect to have VAR Units valued in a manner different than that described above. With such an election, the value of the VAR Unit will increase based on application of a Company-specified interest rate. This element is included to allow executive officers the opportunity to lock in gains prior to a scheduled distribution. Ten years after the grant is made, on VAR Units granted in 2005 and beyond, the Company will automatically change the valuation to the Company-specified interest rate. This element is included in order to limit the financial exposure to the Company related to increases in the CVIP value. The interest-crediting rate is the long-term interest rate published by CoBank, ACB as of October first of the preceding calendar year.
     Costs for CVIP are accounted for in conformance with FAS 123(R). Grants made in 2007 under this plan to named executive officers are outlined in the “Grants of Plan Based Awards” table. No payments were made in 2007 under this plan to named executive officers.
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
     Because the Internal Revenue Code limits the benefits that may be paid from the tax-qualified plan, the company established a Supplemental Executive Retirement Plan (“SERP”) to provide named retirees participating in the qualified plans with supplemental benefits so that they will receive, in the aggregate, the benefits they would have been entitled to receive under the qualified plan had these limits not been in effect. This type of “restoration” benefit is a common market practice. Mr. Seehusen’s SERP benefit is based on the pension formula in effect prior to changes that were effective January 1, 1989. Compensation includes base salary and annual and long-term incentive compensation without regard to limitations on compensation imposed by the Internal Revenue Code. Earnings under the CVIP are not included in compensation for the SERP. Benefits are paid over a period of five to ten years, with the number of years selected by the executive officer in advance. All named executive officers participate in the SERP.
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
     Terminated or retired employees who are at least 55 with 10 years of vesting service may elect a reduced early retirement benefit from the pension plan. Terminated or retired employees who are at least 55 with 5 years of vesting may elect a reduced early retirement benefit from the SERP. These reductions are 4% per year between normal retirement age minus 3 and age 60, and 6% per year between age 60 and age 55. Mr. Seehusen is currently eligible for early retirement. Lower early retirement benefits are payable if termination occurs before age 55.
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
     The restoration is accomplished by making a contribution to the executive officer’s deferred compensation account. The contribution represents 3% or 4% of total compensation (net of any deferred compensation) less the amount of the Company match contributed to the 401(k) Plan. The 4% contribution is provided to those officers who participate in the enhanced 401(k) plan described above. Amounts contributed to named executive officers in 2007 are included in the “All Other Compensation” column of the “Summary Compensation Table”. The amounts contributed are part of the total deferred compensation balance account for the executive officer and, as such, grow with credited interest and are distributed based on an elected schedule.
Land O’Lakes Non-Qualified Deferred Compensation Plan. The purpose of the Land O’Lakes Non-Qualified Deferred Compensation Plan is to provide to a select group of employees an opportunity to defer a portion of their compensation for later payment. We offer this plan because it is a prevalent practice in the market that supports attraction and retention of talent.
     Generally, employees with base salaries equal to or in excess of $110,000 are eligible under this plan, which includes all of our executive officers. Activity within this plan for named executive officers is displayed in the “Non-Qualified Deferred Compensation” table.
     Eligible employees may elect to defer a minimum of $1,000 up to a maximum 30% of base compensation, and up to 100% of variable pay under the Annual Variable Compensation Plan and LTIP. Deferred compensation is included as compensation for purposes of the Company’s Pension Plan and for the Company Retirement Contribution element of the 401(k) Plan. In order to restore the 401(k) match a participant could forego by deferring compensation in this plan, the Company adds an additional amount equal to 3% or 4% of the participant’s elective deferrals to this plan. The 4% addition is provided to those officers who participate in the enhanced 401(k) plan described above.
     For each year of participation, starting in 2005, participants have a separate account for each year of participation. Participants elect a distribution schedule for each yearly account, covering the events of death, disability, retirement and termination, which allows for distribution in monthly installments over one to ten years. A participant can elect alternatively to have distribution made while still in active status, payable in annual installments of one to five years. If a participant does not elect a distribution schedule for an account, we impose a default distribution schedule of monthly installments over a five year period. A participant can elect to re-defer scheduled payments, but must do so by following restrictive guidelines that conform to IRC 409A. There is no provision in the plan that allows for an acceleration of payment, except in the event of a documented hardship. For participants with an account balance in place through December 31, 2004, greater flexibility is provided for changing distribution schedules, as these balances are operated under the “grandfather” provisions of IRC 409A.
     All participant accounts are credited with interest on a quarterly basis at a rate announced in advance of each calendar year. The crediting rate in 2007 was 6.80%. A Grantor Trust was established in 1996 to pay benefits from this plan and from the Non-Qualified Excess Benefit Plan (IRS Limits). As of December 31, 2007, the asset balance in the Trust was approximately $5 thousand. Management intends to fund the Trust monthly to cover amounts payable for the month. The Trust does contain a provision calling for full funding upon the occurrence of a Change of Control. For purposes of this Trust, the term Change of Control is defined as:
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
Other Personal Benefits and Perquisites. We provide to each of our named executive officers a car allowance and executive life and disability insurance. In addition, we provide Mr. Policinski with a country club membership, which we believe facilitates integration into the broader Twin Cites business community. Finally, one named executive officer, Mr. Palacios, has a heavy travel schedule and resides in Florida. When it is necessary for Mr. Palacios to travel from his home to Company headquarters in Minnesota, the Company pays the transportation costs. These miscellaneous benefits are viewed as being common in the market and necessary to facilitate attraction and retention of talent. Amounts relating to these benefits are included in the “All Other Compensation” column of the “Summary Compensation” table.
Severance Agreement. The Company has in place a severance agreement for our President, Chris Policinski. The agreement is provided for retention purposes and is a typical market practice. The agreement requires us to provide certain benefits to Mr. Policinski in the event his employment is terminated under certain circumstances, including, but not limited to, specified change in control events. The triggering circumstances and benefit amounts included in the agreement are based primarily on a survey of market practices. The agreement contains two different severance benefit schedules, triggered by different sets of circumstances.
     Under the first severance benefit schedule, Mr. Policinski would be entitled to a separation allowance of 3.0x base salary and target annual variable pay, the value of any unvested or forfeited VAR Units granted under the CVIP plan, and an amount equal to the pro-rated target amount due under the LTIP plan. The severance benefits under this schedule would be paid only if both of the following double trigger events occur:
1.	Change of Control or Other Substantial Change of Circumstances, and

2.	Any of the following termination events:
a.	The President’s involuntary termination prior to and in anticipation of, or within twenty-four (24) months after a Change of Control, or

b.	the President’s Voluntary Termination for Good Reason within twenty-four (24) months after a Change of Control, or

c.	the President’s involuntary termination prior to and in anticipation of, or within twelve (12) months after a Substantial Change of Circumstance other than a Change of Control.
     The double trigger is in place to avoid a windfall payment in the event that a change of circumstances occurs but employment is continued. For purposes of this agreement, the term Change of Control is defined as the occurrence of any of the following events: (a) the approval by the Board of a merger or consolidation of the Company with any other entity, other than a merger or consolidation which would result in the owners of the Company immediately prior thereto continuing to own more than fifty percent (50%) of the ownership interest of the Company or the surviving entity immediately after such merger or consolidation; (b) the approval by the Board of a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (c) any one person, or more than one person acting as a group, acquires ownership of stock of the Company that, together with stock held by such person or group, constitutes more than 50 percent of the total fair market value or total voting power of the Company. In addition, the term Other Substantial

Change of Circumstances is defined as any single sale, spin-off or other divestiture resulting in a reduction of 35% or more of Company’s assets or revenue.
     Under the second severance benefit schedule, Mr. Policinski would be entitled to a separation allowance in an amount equal to twenty-four (24) months of his base salary. The severance benefits under this schedule would be paid in the event of Mr. Policinski’s voluntary termination with good reason in circumstances other than a change of control or involuntary termination under circumstances which do not constitute a substantial change of circumstances. For purposes of this agreement, Voluntary Termination with Good Reason means termination of employment with the Company initiated by the President after any of the following: (a) a material reduction by the Company of the President’s compensation (including base salary, annual variable pay opportunity, and long-term incentive and/or equity opportunity); (b) material change in scope of President’s responsibilities or reporting; (c) relocation of Company headquarters outside the Minneapolis-St. Paul metropolitan area; or (d) the failure of a successor to assume his severance agreement.
     In addition to the severance benefits described above, if severance benefits are triggered, Mr. Policinski would also be provided with health care benefit continuation for a period up to, but no more than 36 months, continuation of current life insurance coverage for the duration of the statutory continuation period, and outplacement benefits not to exceed $20,000.
     Any separation allowance due under the agreement would be paid in three equal installments over a period not to exceed two years from the termination date, coinciding with a two year period of non-competition and non-solicitation. The separation allowance will not be taken into account to determine any benefit calculation or contribution in any qualified or non-qualified retirement plan maintained by the Company. We would not be required to gross-up payments under this agreement to cover Mr. Policinski’s related tax obligations. In addition, the agreement requires that payments and benefits be reduced to ensure that no portion of such payments and benefits are subject to excise tax.
EXECUTIVE COMMITTEE REPORT
     The Executive Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Executive Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
THE EXECUTIVE COMMITTEE

/s/ Pete Kappelman Pete Kappelman	/s/ Ronnie Mohr Ronnie Mohr

/s/ John Zonneveld	/s/ Doug Reimer

John Zonneveld	Doug Reimer

/s/ Cornell Kasbergen	/s/ Paul Kent

Cornell Kasbergen	Paul Kent

/s/ Robert Marley	/s/ Jim Hager

Robert Marley	Jim Hager

SUMMARY COMPENSATION TABLE
     The table below summarizes the total compensation earned by each of the executive officers identified below for the fiscal years ended December 31, 2007 and 2006. Except as otherwise noted, the Company has not entered into any employment agreements with any of these named executive officers. None of the named executive officers were entitled to receive payments which would be characterized as “Bonus” payments for the fiscal years ended December 31, 2007 and 2006.

(a)	(b)	(c)	(d)	(f)	(g)	(h)	(i)	(j)
						Change in
						Pension Value
						and
				Value	Non-	Nonqualified
				Appreciation	Equity	Deferred	All Other
				Right Unit	Incentive	Compensation	Compensation
		Salary	Bonus	Awards[1]	Plan[2]	Earnings[3]	[4,5,6]	Total
Name & Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Christopher J. Policinski	2007	$823,558	$—	$1,013,521	$2,055,998	$127,959	$70,314	$4,091,350
President & Chief Executive Officer	2006	750,000	—	311,774	682,800	121,671	131,283	1,997,528
Daniel E. Knutson	2007	$481,875	$—	$819,653	$956,331	$80,864	$60,371	$2,399,094
Senior Vice President & Chief Financial Officer	2006	451,690	—	280,067	308,414	279,162	42,876	1,362,209
David L. Seehusen	2007	$294,478	$—	$370,105	$589,900	$621,345	$49,027	$1,924,855
Executive Vice President, Ag Business Development & Member Services	2006	265,700	—	121,755	404,703	366,640	31,628	1,190,426
Fernando J. Palacios	2007	$511,766	$—	$500,489	$756,996	$47,201	$84,397	$1,900,849
Executive Vice President & Chief Operating Officer - Feed	2006	445,303	—	161,188	300,045	78,761	52,084	1,037,381
Peter S. Janzen	2007	$395,508	$—	$196,122	$616,608	$94,739	$45,556	$1,348,533
Senior Vice President, General Counsel	2006	352,008	—	72,267	198,532	153,199	29,624	805,630

1)	The amounts in column (f) reflect the fiscal year 2006 and 2007 expense recognized for financial reporting purposes, in conformance with FAS 123(R), of grants made under the Land O’Lakes Cooperative Incentive Plan (CVIP) and include amounts from grants made in 2007 and prior years.

2)	The amounts in column (g) reflect earnings under the Land O’Lakes Annual Variable Compensation and Long-Term Variable Compensation Plans, the details of which are outlined in the accompanying Compensation Discussion and Analysis report.

3)	The amounts in column (h) reflect the actuarial increase in the present value of benefits under the Land O’Lakes qualified and non-qualified pension plans. The amounts are based on assumptions and measurement dates that are the same as those used for the valuation of pension liabilities in the Fiscal 2007 annual report.

4)	The amounts in column (i) reflect the sum total of the value of the following elements provided to all named executive officers:
-	Imputed income and associated tax gross-up for the value of company-provided executive life and disability insurance

-	Matching contributions made by Land O’Lakes under the Land O’Lakes Savings and Supplemental Retirement Plan (401(k))

-	Matching contributions made by Land O’Lakes under the Land O’Lakes non-qualified deferred compensation and excess benefit savings plans

-	Car allowance
5)	The amount in column (i) for Mr. Policinski also includes monthly dues for membership in a country club.

6)	The amount in column (i) for Mr. Palacios also includes company-paid expenses for travel from his Florida home to Land O’Lakes headquarters in Minnesota.

GRANTS OF PLAN-BASED AWARDS IN 2007

		Estimated Future Payouts Under Non-Equity
		Incentive Plan Awards[1]
(a)	(b)	(c)	(d)	(e)	(j)	(k)	(l)
					All Other Value
					Appreciation
					Rights (VAR)
					Unit Awards:
					Number of		Grant Date
					Securities		Fair Value of
					Underlying	VAR Unit	VAR unit
Name	Grant Date[2]	Threshold ($)[3]	Target($)	Maximum ($)	VAR Units	Exercise Price	Awards[4]
Christopher J. Policinski (CEO)	1/1/2007	$330,000	$825,000	$1,031,250	12,000	$49.86	—
Daniel E. Knutson (CFO)	1/1/2007	$157,338	$393,345	$491,681	5,250	$49.86	—
Fernando J. Palacios	1/1/2007	$164,160	$410,400	$513,000	5,250	$49.86	—
David L. Seehusen	1/1/2007	$94,400	$236,000	$295,000	2,250	$49.86	—
Peter S. Janzen	1/1/2007	$98,168	$245,419	$306,774	2,250	$49.86	—

1)	Information displayed reflects participation in the 2007-09 performance period of the Land O’Lakes Executive Long-term Variable Compensation Plan (LTIP).

2)	All grants made for a fiscal year under the Land O’Lakes Cooperative Value Incentive Plan (CVIP) are deemed to have a grant date of January 1 of the year. Each grant has the same exercise price, as the CVIP valuation is performed once a year based on prior fiscal year results. The 2007 grant shown for Mr. Policinski was approved by the Executive Committee of the Board on December 11, 2006, while the 2007 grants for the other named executive officers were approved by Mr. Policinski on February 12, 2007.

3)	Estimated award when threshold performance level of 85% of target is achieved. Under the LTIP terms, for performance below this level, no payment is carried.

4)	Since this a formula plan, management does not use Black-Scholes or any other similar modeling tool to calculate the grant date fair value of the underlying unit awards, even though such amounts could be calculated.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

			Value Appreciation Rights (VAR) Unit Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)
				Equity Incentive
				Plan Awards:
		Number of	Number of	Number of
		Securities	Securities	Securities
		Underlying	Underlying	Underlying
		Unexercised	Unexercised	Unexercised
		VAR Units (#)	VAR Units (#)	Unearned VAR	VAR Units	VAR Units
Name	Date of Grant	Exercisable[1]	Unexercisable	Units (#)	Exercise Price	Expiration Date[2]
Christopher J.	1/1/2007	3,000	9,000	—	$49.86	—
Policinski (CEO)	1/1/2006	6,000	6,000	—	$41.11	—
	1/1/2005	3,937.5	1,312.5	—	$34.47	—
	1/1/2004	7,000	—	—	$27.11	—
	1/1/2003	7,000	—	—	$27.69	—
	1/1/2002	7,000	—	—	$35.69	—
	1/1/2001	7,000	—	—	$51.50	—
Daniel E. Knutson	1/1/2007	1,312.5	3,937.5	—	$49.86	—
(CFO)	1/1/2006	2,625	2,625	—	$41.11	—
	1/1/2005	3,937.5	1,312.5	—	$34.47	—
	1/1/2004	7,000	—	—	$27.11	—
	1/1/2003	7,000	—	—	$27.69	—
	1/1/2002	7,000	—	—	$35.69	—
	1/1/2001	7,000	—	—	$51.50	—
Fernando J. Palacios	1/1/2007	1,312.5	3,937.5	—	$49.86	—
	1/1/2006	2,625	2,625	—	$41.11	—
	1/1/2005	3,937.5	1,312.5	—	$34.47	—
	1/1/2004	3,000	—	—	$27.11	—
	1/1/2003	3,000	—	—	$27.69	—
	1/1/2002	3,000	—	—	$35.69
	1/1/2001	3,000	—	—	$51.50
David L. Seehusen	1/1/2007	562.5	1,687.5	—	$49.86	—
	1/1/2006	1,125	1,125	—	$41.11	—
	1/1/2005	1,687.5	562.5	—	$34.47	—
	1/1/2004	3,000	—	—	$27.11	—
	1/1/2003	3,000	—	—	$27.69	—
	1/1/2002	3,000	—	—	$35.69	—
	1/1/2001	3,000	—	—	$51.50	—
Peter S. Janzen	1/1/2007	562.5	1,687.5	—	$49.86	—
	1/1/2006	1,125	1,125	—	$41.11	—
	1/1/2005	1,687.5	562.5	—	$34.47	—
	1/1/2004	3,000	—	—	$27.11	—
	1/1/2003	500	—	—	$27.69	—
	1/1/2002	500	—	—	$35.69	—
	1/1/2001	—	—	—	$51.50	—

1)	Value Appreciation Right (VAR) Units and the vesting schedule are described in the Land O’Lakes Cooperative Value Incentive Plan (CVIP) section of the accompanying Compensation Discussion and Analysis report.

2)	At the end of a 10-year holding period, on grants made in 2005 and later, undistributed appreciation is converted to an interest-crediting valuation and the CVIP valuation is no longer applied. Distribution is made to participants based on a schedule elected by the participant. VAR Unit value must be distributed to the participant no later than the year following the year in which the participant reaches Normal Retirement Age as defined in the Land O’Lakes Pension Plan. Elected distribution schedules are overridden in the event of the participant’s termination of employment or death. In the event of termination of employment, payment of vested value is made within 90 days and all unvested VAR Units are cancelled. In the event of death, payment of vested value is made in February of the following year and all unvested VAR Units are cancelled.

NON-QUALIFIED DEFERRED COMPENSATION IN 2007

(a)	(b)	(c)	(d)	(e)	(f)
	Executive	Registrant	Aggregate		Aggregate
	Contributions in	Contributions in	Earnings in	Aggregate	Balance at
	Last Fiscal	Last Fiscal	Last Fiscal	Withdrawals/	Last Fiscal
	Year[1]	Year[2]	Year	Distributions	Year End
Name	($)	($)	($)	($)	($)
Christopher J. Policinski (CEO)	$—	$24,402	$17,760	$—	$272,378
Daniel E. Knutson (CFO)	$130,000	$19,053	$55,475	$—	$940,193
Fernando J. Palacios	$170,018	$21,376	$31,510	$—	$533,032
David L. Seehusen	$11,455	$9,301	$32,265	$—	$520,803
Peter S. Janzen	$—	$9,897	$1,355	$—	$20,776

1)	Contributions made under terms of the Land O’Lakes Non-Qualified Deferred Compensation Plan, which is detailed in the accompanying Compensation Discussion and Analysis report.

2)	Registrant Contributions provided under terms of the Land O’Lakes Non-Qualified Deferred Compensation and Excess Benefit Savings Plan, details of which are outlined in the accompanying Compensation Discussion and Analysis report.

PENSION BENEFITS TABLE
			Present Value of	Payments
		Number of	Accumulated	During Last
		Years Credited	Benefit[2]	Fiscal Year
Name	Plan Name[1]	Service	$	$
Christopher J.	Land O’Lakes, Inc. Employee Retirement Plan	10.500	$305,672	$0
Policinski (CEO)	Land O’Lakes, Inc.	10.500	300,388	0
	Supplemental Executive Retirement Plan
Daniel E. Knutson	Land O’Lakes, Inc. Employee Retirement Plan	29.917	790,503	0
(CFO)	Land O’Lakes, Inc.	29.917	564,953	0
	Supplemental Executive Retirement Plan
Fernando J. Palacios	Land O’Lakes, Inc. Employee Retirement Plan	7.083	115,982	0
	Land O’Lakes, Inc.	7.083	128,112	0
	Supplemental Executive Retirement Plan
David L. Seehusen	Land O’Lakes, Inc. Employee Retirement Plan	34.750	1,590,092	0
	Land O’Lakes, Inc.	34.750	1,287,197	0
	Supplemental Executive Retirement Plan
Peter S. Janzen	Land O’Lakes, Inc. Employee Retirement Plan	24.000	303,220	0
	Land O’Lakes, Inc.	24.000	255,877	0
	Supplemental Executive Retirement Plan

(1)	The Land O’Lakes qualified and non-qualified pension plans are detailed in the accompanying Compensation Discussion and Analysis report

(2)	The Present Value of Accumulated Benefit is based on assumptions and measurement dates that are the same as those used for the valuation of pension liabilities in the Fiscal 2007 annual report. Post-retirement mortality rates are based on the RP-2000 Combined Healthy Participant mortality table projected eight years using scale AA. The rates are gender specific for the Land O’Lakes, Inc. Employee Retirement Plan. Male rates are used for the Land O’Lakes, Inc. Supplemental Executive Retirement Plan. Each named executive officer is assumed to live to and retire at the earliest retirement age at which unreduced benefits are available. Details of the qualified pension benefit calculations are as follows:
     Mr. Policinski’s qualified monthly retirement benefit at his normal retirement age of 67 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and $5,296 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 years). Compensation includes salary and non-equity incentive. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Policinski’s nonqualified monthly retirement benefit at his normal retirement age of 67 is the difference between [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and the benefit from the qualified plan. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 64 or later are not reduced for early commencement. The benefit will be paid in the form of a five-year certain only payment converted from a single life annuity on an actuarially equivalent basis.

     Mr. Knutson’s qualified monthly retirement benefit at his normal retirement age of 67 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and $13,750 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 years). Compensation includes salary and non-equity incentive. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Knutson’s nonqualified monthly retirement benefit at his normal retirement age of 66 is the difference between [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and the benefit from the qualified plan. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 64 or later are not reduced for early commencement. The benefit will be paid in the form of a five-year certain only payment converted from a single life annuity on an actuarially equivalent basis.
     Mr. Palacios’ qualified monthly retirement benefit at his normal retirement age of 67 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and $1,778 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 years). Compensation includes salary and non-equity incentive. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Palacios’ nonqualified monthly retirement benefit at his normal retirement age of 67 is the difference between [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and the benefit from the qualified plan. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 64 or later are not reduced for early commencement. The benefit will be paid in the form of a ten-year certain only payment converted from a single life annuity on an actuarially equivalent basis.
     Mr. Seehusen’s qualified monthly retirement benefit at his normal retirement age of 66 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and $13,750 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 years). Through prior participation in the F.G.D.A. Retirement Plan II, Mr. Seehusen is entitled to credited service beyond 30 years based on one-half year for each year of service in excess of 30 years. Compensation includes salary and non-equity incentive. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Seehusen’s nonqualified monthly retirement benefit at his normal retirement age of 65 is the difference between [62% x Final Average Pay] — [Primary Social Security Benefit], with the full benefit earned over 30 years, and the benefit from the qualified plan. Through prior participation in the F.G.D.A. Retirement Plan II, Mr. Seehusen is entitled to credited service beyond 30 years based on one-half year for each year of service in excess of 30 years. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 62 or later are not reduced for early commencement. The benefit will be paid in the form of a five-year certain only payment converted from a single life annuity on an actuarially equivalent basis.
     Mr. Janzen’s qualified monthly retirement benefit at his normal retirement age of 67 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and $4,664 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 years). Compensation includes salary and non-equity incentive. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Janzen’s nonqualified monthly retirement benefit at his normal retirement age of 67 is the difference between [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and the benefit from the qualified plan. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 64 or later are not reduced for early commencement. The benefit will be paid in the form of a ten-year certain only payment converted from a single life annuity on an actuarially equivalent basis.

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
     The present value of gross payment earned in the event of involuntary termination caused by substantial change of circumstances or voluntary termination with good reason following change of control (determined as of 12/31/2007):

			Value
			Equivalent of
			Accelerated
	Salary and		Unvested VAR
	Incentive[1]	Benefits[2]	Units	Outplacement	Total
Christopher J. Policinski (CEO)	$5,307,747	$56,459	$399,219	$20,000	$5,783,425

1.	Amount reflects three times base salary and target annual incentive, plus pro-rated target LTIP.

2.	Includes continuation payment of medical and executive life / LTD benefits.
     The present value of gross payment earned in the event of other voluntary termination with good reason or other involuntary termination (determined as of 12/31/2007):

			Unvested /
	Salary and		Forfeited VAR
	Incentive[1]	Benefits[2]	Units	Outplacement	Total
Christopher J. Policinski (CEO)	$1,665,221	$37,639	N/A	$20,000	$1,722,860

1.	Amount reflects two times base salary.

2.	Includes continuation payment of medical and executive life / LTD benefits.

DIRECTOR COMPENSATION

(a)	(b)	(f)
	Fees Earned or
	Paid in Cash[1]	Total
Name	($)	($)
Robert Bignami	$36,750	$36,750
Lynn Boadwine	40,050	40,050
Harley Buys	39,300	39,300
Dennis Cihlar	38,700	38,700
Ben Curti	45,900	45,900
Richard Epard	7,450	7,450
Jim Hager	41,400	41,400
Gordon Hoover	40,000	40,000
Pete Kappelman	73,400	73,400
Cornell Kasbergen	43,950	43,950
Paul Kent, JR.	52,650	52,650
Larry Kulp	41,550	41,550
Charles Lindner	39,300	39,300
Howard Liszt	49,500	49,500
Manuel Maciel, Jr.	16,900	16,900
Robert Marley	42,150	42,150
Jim Miller	42,150	42,150
Ronnie Mohr	43,350	43,350
Ron Muzzall	42,600	42,600
James Netto	40,800	40,800
Art Perdue	45,750	45,750
Doug Reimer	43,800	43,800
Rich Richey	40,200	40,200
Mary Shefland	37,350	37,350
Robert Thompson	50,000	50,000
Floyd Trammell	41,100	41,100
Myron Voth	37,350	37,350
Tom Wakefield	42,600	42,600
Al Wanner	18,300	18,300
John Zonneveld, Jr.	50,100	50,100

1)	Reflects amounts earned in 2007 for retainer, representation/attendance fees (“Per Diem”), and Board termination stipend. Directors can defer all or portions of both the retainer and the Per Diem and the amounts displayed reflect amounts earned prior to any deferrals. Annual retainer for the Board Chairman is set at $50,000 while the annual retainer for all other Directors is $30,000. The Per Diem for all Directors is set at $300.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     At December 31, 2007 no person, either individually or as a member of a group, beneficially owned in excess of five percent of any class of our voting securities, and our directors and executive officers did not, either individually or as a member of a group, beneficially own in excess of one percent of any class of our voting securities.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Land O’Lakes transacts business in the ordinary course with our directors and with our local cooperative members with which the directors are associated on terms no more favorable than those available to our other members.

Item 14. Principal Accountant Fees and Services.
     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2007 and 2006, and fees billed for other services rendered by KPMG LLP.

	2007	2006
	($ in thousands)
Audit fees	$1,242	$934
Audit-related fees(1)	150	106

Audit and audit-related fees	1,392	1,040
Tax fees(2)	9	15

Total fees	$1,401	$1,055

(1)	Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans in 2007.

(2)	Tax fees in 2007 and 2006 consist of benefit plan filings and international services.
     The Audit Committee’s policy on pre-approval of services performed by the independent auditor is to approve all audit and permissible non-audit services to be provided by the independent auditor during the calendar year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the auditor’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) Documents filed as part of this Annual Report on Form 10-K:
•	Consolidated Financial Statements:

(b) Exhibits
Exhibit Index

Exhibit	Description

3.1	Articles of Incorporation and By-Laws, as amended, February 2008. *

4.1	Indenture dated as of November 14, 2001, among Land O’Lakes, Inc. and certain of its subsidiaries, and U.S. Bank, including Form of 8 3/4% Senior Notes due 2011 and Form of 83/4% Senior Notes due 2011. (1)

4.2	Form of New Note under the Indenture dated as of November 14, 2001 (included as part of Exhibit 4.5). (1)

4.3	Indenture dated as of December 23, 2003, among Land O’Lakes, Inc., and certain of its subsidiaries, and U.S. Bank, National Association, including Form of 9% Senior Notes due 2010. (3)

4.4	Lien Subordination and Inter creditor Agreement dated as of December 23, 2003, by and among Land O’Lakes, Inc., and certain of its subsidiaries, JP Morgan Chase Bank and U.S. Bank, National Association. (3)

4.5	Form of New Note under the Indenture dated as of December 23, 2003 (included as part of Exhibit 4.12). (3)

4.6	Second Priority Collateral Agreement dated as of December 23, 2003, by and among Land O’Lakes, Inc. and certain of its subsidiaries, and U.S. Bank National Association. (3)

4.7	Indenture dated as of March 25, 1998 for the 7.45% Capital Securities due March 25, 2028. (3)

10.1	Amended and Restated Five-Year Revolving Credit Agreement among Land O’Lakes, Inc., as Borrower and JPMorgan Chase Bank, NA, dated as of October 11, 2001, amended and restated as of August 29, 2006. (4)

10.2	First Amendment to the Amended and Restated Five-Year Revolving Credit Agreement, dated as of February 7, 2007 (6)

10.3	Second Amendment to the Amended and Restated Five-Year Revolving Credit Agreement, dated as of September 4, 2007. (7)

10.4	Guarantee and Collateral Agreement among Land O’Lakes, Inc. and certain of its subsidiaries and The Chase Manhattan Bank, dated as of October 11, 2001. (1)

10.5	Third Amended and Restated Receivables Purchase Agreement dated as of September 4, 2007, among Land O’Lakes, Inc. LOL SPV, LLC, and CoBank, ACB. (7)

10.6	Purchase and Sale Agreement, dated as of December 18, 2001, by and among Land O’Lakes, Inc., Land O’Lakes Purina Feed LLC, Purina Mills, LLC, Winfield Solutions, LLC and LOL SPV, LLC. (1)

10.7	First Amendment to the Purchase and Sale Agreement, dated as of March 31, 2004. (3)

10.8	Second Amendment to the Purchase and Sale Agreement, dated as of October 22, 2004. (3)

10.9	Third Amendment to the Purchase and Sale Agreement, dated as of September 7, 2006. (4)

10.10	Fourth Amendment to the Purchase and Sale Agreement, dated as of September 4, 2007 (7)

10.11	License Agreement among Ralston Purina Company, Purina Mills, Inc. and BP Nutrition Limited dated as of October 1,1986. (1)

10.12	Ground Lease between Land O’Lakes, Inc. and Arden Hills Associates dated as of May 31, 1980. (1)

10.13	Operating Lease between Arden Hills Associates and Land O’Lakes, Inc. dated as of May 31, 1980. (1)

10.14	Operating Agreement of Agriliance LLC among United Country Brands, LLC, Cenex Harvest States Cooperatives, Farmland Industries, Inc. and Land O’Lakes, Inc. dated as of January 4, 2000. (1)

10.15	Trademark License Agreement by and between Land O’Lakes, Inc. and Dean Foods dated as of July 10, 2000. (1)

10.16	Agreement Regarding Distribution of Assets by and between United Country Brands, LLC, its parent organization, CHS Inc. and Winfield Solutions, LLC, and its parent organization, Land O’Lakes, Inc. (7)

10.17	Executive Annual Variable Compensation Plan of Land O’Lakes. (1)

10.18	Land O’Lakes Long Term Incentive Plan. (1)

10.19	Land O’Lakes Non-Qualified Deferred Compensation Plan. (1)

10.20	Land O’Lakes Non-Qualified Executive Excess Benefit Plan (IRS Limits). (1)

10.21	Land O’Lakes Non-Qualified Executive Excess Benefit Plan (1989 Formula). (1)

10.22	Land O’Lakes Non-Qualified Executive Excess Benefit Savings Plan. (1)

Exhibit	Description
10.23	California Cooperative Value Incentive Plan of Land’ O’Lakes.(2)

10.24	Amended Land O’Lakes Long Term Incentive Plan. (1)

10.25	Amended California Cooperative Value Incentive Plan of Land O’Lakes. (1)

10.26	Land O’Lakes Cooperative Value Incentive Plan. (5)

10.27	Land O’Lakes Cooperative Value Incentive Plan (2005). (5)

10.28	Severance Agreement by and between Christopher Policinski and Land O’Lakes, Inc., dated as of October 1, 2005. *

12	Statement regarding the computation of ratios of earnings to fixed charges*

21	Subsidiaries of the Registrant*

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to the identical exhibit to the Registrant’s Registration Statement on Form S-4 filed March 18, 2002.

(2)	Incorporated by reference to the identical exhibit to the Registrant’s Registration Statement on Form S-4 filed May 9, 2002.

(3)	Incorporated by reference to the identical exhibit filed with the Company’s Form 10-K on March 30, 2004.

(4)	Incorporated by reference to the identical exhibit filed with the Company’s Form 10-Q for the period ending September 30, 2006.

(5)	Incorporated by reference to the identical exhibit filed with the Company’s Form 10-K for the year ending December 31, 2005.

(6)	Incorporated by reference to the identical exhibit filed with the Company’s Form 10-K for the year ending December 31, 2006.

(7)	Incorporated by reference to the identical exhibit filed with the Company’s Form 10-Q for the period ending September 30, 2007.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K

*	Filed electronically herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2008.

LAND O’LAKES, INC.

By	/s/ DANIEL KNUTSON

Daniel Knutson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2008.

/s/ CHRISTOPHER J. POLICINSKI	President and Chief Executive Officer (Principal Executive Officer)
Christopher J. Policinski

/s/ DANIEL KNUTSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Daniel Knutson

/s/ DAVE ANDRESEN	Director
Dave Andresen

/s/ ROBERT BIGNAMI	Director
Robert Bignami

/s/ HARLEY BUYS	Director
Harley Buys

/s/ DENNIS CIHLAR	Director
Dennis Cihlar

/s/ MARK CLARK	Director
Mark Clark

/s/ BEN CURTI	Director
Ben Curti

/s/ JIM HAGER	Director
Jim Hager

/s/ PETE KAPPELMAN	Director, Chairman of the Board
Pete Kappelman

/s/ CORNELL KASBERGEN	Director
Cornell Kasbergen

/s/ PAUL KENT, JR.	Director
Paul Kent, Jr.

/s/ LARRY KULP	Director
Larry Kulp

/s/ CHARLES LINDNER	Director
Charles Lindner

/s/ ROBERT MARLEY	Director
Robert Marley

/s/ JIM MILLER	Director
Jim Miller

/s/ RONNIE MOHR	Director
Ronnie Mohr

/s/ RON MUZZALL	Director
Ron Muzzall

/s/ JAMES NETTO	Director
James Netto

/s/ DOUGLAS REIMER	Director
Douglas Reimer

/s/ RICHARD RICHEY	Director
Richard Richey

/s/ FLOYD TRAMMELL	Director
Floyd Trammell

/s/ MYRON VOTH	Director
Myron Voth

/s/ THOMAS WAKEFIELD	Director
Thomas Wakefield

/s/ AL WANNER	Director
Al Wanner

/s/ JOHN ZONNEVELD, JR.	Director
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Land O’Lakes, Inc.:
     We have audited the accompanying consolidated balance sheets of Land O’Lakes, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and equities for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements, presented on pages 90 to 130 of this annual report, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of MoArk, LLC, a wholly owned subsidiary, which financial statements reflect total assets constituting six percent and eight percent as of December 31, 2007 and 2006, respectively, and total revenues constituting six percent for each of the years in the three-year period ended December 31, 2007, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MoArk, LLC, is based solely on the report of the other auditors.
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
     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O’Lakes, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on December 31, 2007.
/s/ KPMG LLP
Minneapolis, Minnesota
April 15, 2008

LAND O’LAKES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	($ in thousands)
Assets
Current assets:
Cash and cash equivalents	$116,839	$79,707
Receivables, net	1,006,707	604,580
Inventories	964,515	471,396
Prepaid expenses	856,033	350,423
Other current assets	76,178	57,904

Total current assets	3,020,272	1,564,010

Investments	303,978	251,089
Property, plant and equipment, net	551,752	665,069
Goodwill, net	318,224	326,527
Other intangibles, net	119,167	95,043
Other assets	118,438	113,191

Total assets	$4,431,831	$3,014,929

Liabilities and Equities
Current liabilities:
Notes and short-term obligations	$132,170	$58,300
Current portion of long-term debt	5,182	10,972
Accounts payable	1,150,353	529,850
Customer advances	926,240	419,516
Accrued expenses	337,476	223,603
Patronage refunds and other member equities payable	28,065	18,626

Total current liabilities	2,579,486	1,260,867

Long-term debt	611,602	639,059
Employee benefits and other liabilities	202,400	173,446
Minority interests	6,175	8,830
Commitments and contingencies
Equities:
Capital stock	1,701	1,828
Member equities	937,126	904,183
Accumulated other comprehensive loss	(61,931)	(66,276)
Retained earnings	155,272	92,992

Total equities	1,032,168	932,727

Total liabilities and equities	$4,431,831	$3,014,929

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	($ in thousands)
Net sales	$8,924,895	$7,102,289	$7,336,128
Cost of sales	8,157,684	6,441,368	6,751,111

Gross profit	767,211	660,921	585,017
Selling, general and administrative	622,231	515,557	494,971
Restructuring and impairment charges	3,970	21,169	6,381
Gain on insurance settlement	(5,941)	—	—

Earnings from operations	146,951	124,195	83,665
Interest expense, net	48,918	58,360	79,873
Other (income) expense, net	(37,157)	(18,791)	9,295
Gain on sale of investment in CF Industries, Inc.	—	—	(102,446)
Equity in earnings of affiliated companies	(68,183)	(13,674)	(41,343)
Minority interest in earnings of subsidiaries	1,469	1,449	1,354

Earnings before income taxes and discontinued operations	201,904	96,851	136,932
Income tax expense	38,107	7,906	7,305

Net earnings from continuing operations	163,797	88,945	129,627
Earnings from discontinued operations, net of income taxes	—	—	2,167

Net earnings	$$163,797	$$88,945	$131,794

Applied to:
Member equities
Allocated patronage	$97,147	$72,002	$118,273
Deferred equities	5,496	3,015	1,847

	102,643	75,017	120,120
Retained earnings	61,154	13,928	11,674

	$163,797	$88,945	$131,794

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	($ in thousands)
Cash flows from operating activities:
Net earnings	$163,797	$88,945	$131,794
Earnings from discontinued operations, net of income taxes	—	—	(2,167)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	84,140	95,239	99,312
Amortization of deferred financing costs	2,253	2,226	8,733
Loss on extinguishment of debt	—	—	11,014
Bad debt expense	22,579	1,421	1,967
Proceeds from patronage revolvement received	6,706	9,163	8,123
Non-cash patronage income	(2,543)	(1,827)	(1,852)
Insurance recovery — business interruption	4,551	—	—
Deferred income tax (benefit) expense	(29,655)	13,500	6,956
(Increase) decrease in other assets	(3,766)	2,893	4,128
Increase in other liabilities	1,975	2,895	3,570
Restructuring and impairment charges	3,970	21,169	6,381
Gain from divestiture of businesses	(28,474)	(8,987)	—
Gain on sale of investments	(8,683)	(7,980)	(103,581)
Gain on insurance settlement	(5,941)	—	—
Equity in earnings of affiliated companies	(68,183)	(13,674)	(41,343)
Dividends from investments in affiliated companies	33,699	4,736	35,250
Minority interests	1,469	1,449	1,354
Other	(3,638)	(3,610)	(6,254)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(294,145)	38,156	(14,618)
Inventories	(206,950)	(19,587)	(6,058)
Prepaid and other current assets	(512,438)	(60,948)	(46,339)
Accounts payable	586,712	(51,624)	100,868
Customer advances	506,724	23,643	63,287
Accrued expenses	74,619	59,332	13,035

Net cash provided by operating activities	328,778	196,530	273,560
Cash flows from investing activities:
Additions to property, plant and equipment	(91,061)	(83,763)	(70,424)
Acquisitions	(2,930)	(88,060)	(46,101)
Investments in affiliates	(331,674)	(4,950)	(5,566)
Distributions from investments in affiliated companies	25,000	—	—
Net settlement on repositioning investment in joint venture	(87,875)	—	—
Net proceeds from divestiture of businesses	212,101	42,466	2,635
Proceeds from sale of investments	626	9,274	316,900
Proceeds from sale of property, plant and equipment	10,502	1,754	22,197
Insurance proceeds for replacement assets	8,635	—	—
Change in notes receivable	(18,406)	15,781	(15,228)
Other	(202)	7,183	20,881

Net cash (used) provided by investing activities	(275,284)	(100,315)	225,294
Cash flows from financing activities:
Increase (decrease) in short-term debt	75,399	(98,541)	21,256
Proceeds from issuance of long-term debt	8,337	16,451	2,022
Principal payments on long-term debt and capital lease obligations	(41,798)	(36,549)	(379,900)
Payments for debt extinguishment costs	—	—	(11,014)
Payments for debt issuance costs	—	(1,543)	—
Payments for redemption of member equities	(58,049)	(80,614)	(68,714)
Other	(251)	4,933	(1,993)

Net cash used by financing activities	(16,362)	(195,863)	(438,343)
Net cash (used) provided by operating activities of discontinued operations	—	(349)	3,922
Net cash provided by investing activities of discontinued operations	—	—	42,135

Net increase (decrease) in cash and cash equivalents	37,132	(99,997)	106,568
Cash and cash equivalents at beginning of year	79,707	179,704	73,136

Cash and cash equivalents at end of year	$116,839	$79,707	$179,704

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME

					Accumulated
					Other
	Capital	Member Equities			Comprehensive	Retained	Total
	Stock	Allocated	Deferred	Net	Income (Loss)	Earnings	Equities
	($ in thousands)
Balance, December 31, 2004	$2,059	$877,137	$(24,378)	$852,759	$(73,792)	$58,939	$839,965
Capital stock issued	9	—	—	—	—	—	9
Capital stock redeemed	(101)	—	—	—	—	—	(101)
Portion of member equities stated as current liability	—	(5,967)	—	(5,967)	—	—	(5,967)
Cash patronage and redemption of member equities	—	(68,714)	—	(68,714)	—	—	(68,714)
Redemption included in prior year’s liabilities	—	22,317	—	22,317	—	—	22,317
Other, net	—	(3,181)	(161)	(3,342)	—	534	(2,808)
Comprehensive income:
2005 earnings, as applied	—	118,273	1,847	120,120	—	11,674	131,794
Other comprehensive income	—	—	—	—	(1,371)	—	(1,371)

Total comprehensive income							130,423

Patronage refunds payable	—	(23,655)	—	(23,655)	—	—	(23,655)

Balance, December 31, 2005	1,967	916,210	(22,692)	893,518	(75,163)	71,147	891,469
Capital stock issued	2	—	—	—	—	—	2
Capital stock redeemed	(141)	—	—	—	—	—	(141)
Cash patronage and redemption of member equities	—	(80,614)	—	(80,614)	—	—	(80,614)
Redemption included in prior year’s liabilities	—	29,622	—	29,622	—	—	29,622
Equities issued for prior merger	—	13,896	—	13,896	—	—	13,896
Other, net	—	(8,614)	(16)	(8,630)	—	7,917	(713)
Comprehensive income:
2006 earnings, as applied	—	72,002	3,015	75,017	—	13,928	88,945
Other comprehensive income	—	—	—	—	8,887	—	8,887

Total comprehensive income							97,832

Patronage refunds payable	—	(18,626)	—	(18,626)	—	—	(18,626)

Balance, December 31, 2006	1,828	923,876	(19,693)	904,183	(66,276)	92,992	932,727
Capital stock issued	6	—	—	—	—	—	6
Capital stock redeemed	(133)	—	—	—	—	—	(133)
Cash patronage and redemption of member equities	—	(58,049)	—	(58,049)	—	—	(58,049)
Redemption included in prior year’s liabilities	—	18,626	—	18,626	—	—	18,626
Other, net	—	(2,209)	(3)	(2,212)	—	1,126	(1,086)
Comprehensive income:
2007 earnings, as applied	—	97,147	5,496	102,643	—	61,154	163,797
Other comprehensive income	—	—	—	—	66,787	—	66,787

Total comprehensive income							230,584

Adjustment to initially apply FASB Statement No. 158, net of income taxes	—	—	—	—	(62,442)	—	(62,442)
Patronage refunds payable	—	(28,065)	—	(28,065)	—	—	(28,065)

Balance, December 31, 2007	$1,701	$951,326	$(14,200)	$937,126	$(61,931)	$155,272	$1,032,168

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands in tables)
1. Summary of Operations and Significant Accounting Policies
Nature of Operations
     Land O’Lakes, Inc. is a diversified member-owned food and agricultural cooperative serving agricultural producers throughout the United States. Through its five operating segments of Dairy Foods, Feed, Seed, Agronomy and Layers, Land O’Lakes, Inc. procures approximately 12.5 billion pounds of member milk annually, markets more than 300 dairy products, provides member cooperatives, farmers and ranchers with an extensive line of agricultural supplies (including feed, seed and crop protection products) and produces and markets shell eggs.
Statement Presentation
     The consolidated financial statements include the accounts of Land O’Lakes, Inc. and wholly owned and majority-owned subsidiaries (“Land O’Lakes” or the “Company”). Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation. Reclassifications between Seed inventories, prepaid expenses, accounts payable and accrued expenses have been reflected in the December 31, 2006 consolidated balance sheet and the December 31, 2006 and 2005 consolidated statements of cash flows. These reclassifications resulted in a $28.4 million reduction in total current assets and total current liabilities in the December 31, 2006 consolidated balance sheet and no change to net cash (used) provided by operating activities in the 2006 and 2005 consolidated statements of cash flows. In addition, a $15.8 million decrease in notes receivable for 2006 and a $15.2 million increase in notes receivable for 2005 have been reclassified from operating activities to investing activities in the respective consolidated statements of cash flows. These adjustments had no effect on previously reported gross profit or net earnings.
     As of December 31, 2007, the Company separately reported customer advances in the consolidated balance sheet (previously reported in accounts payable) to provide clearer disclosure of this liability. The previously reported 2006 consolidated balance sheet and the 2006 and 2005 consolidated statements of cash flows have been adjusted to conform to the current year presentation.
Fiscal Years
     The Company’s fiscal year ends on December 31 each year. However, the Company’s MoArk, LLC (“MoArk”) subsidiary is a wholly owned subsidiary with a 52-53 week reporting period ending during December. The 2007, 2006 and 2005 MoArk fiscal years each consisted of 52 week periods.
Cash and Cash Equivalents
     Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less.
Vendor Rebates Receivable
     The Company receives vendor rebates primarily from seed and chemical suppliers. These rebates are usually covered by binding arrangements, which are signed agreements between the vendor and the Company or published vendor rebate programs; but they can also be open-ended, subject to future definition or revisions. Rebates are recorded as earned in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, when probable and reasonably estimable based on terms defined in binding arrangements, (which in most cases is either in the form of signed agreements between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received. Rebates covered by binding arrangements which are not probable and reasonably estimable are accrued when certain milestones are achieved. Because of the timing of vendor crop year programs relative to the Company’s fiscal year-end, a significant portion of rebates have been collected prior to the end of the Company’s year-end for the prior crop year. The actual amount of rebates recognized, however, can vary year over year, largely due to the timing of when binding arrangements are finalized.
Inventories
     Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out or average cost basis.

Vendor Prepayments
     In our seed and crop protection products businesses, we prepay with respect to a substantial amount of product which we will further process or distribute at a future date. We also accept prepayments from our own customers, but we are generally unable to collect as many prepayment dollars as we send to our suppliers. In the event that one of the suppliers to whom we make a prepayment is unable to continue as a going concern or is otherwise unable to fulfill its contractual obligations, we may not be able to take delivery of all the product for which we made a prepayment, and, as a trade creditor, we may not be able to reclaim the remaining amounts of cash held by such supplier in our prepaid account. As of December 31, 2007 and 2006, vendor prepayments were $825.3 million and $321.2 million, respectively, most of which was concentrated with Monsanto, Syngenta and Bayer.
Investments
     Investments in other cooperatives are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Estimated patronage refunds are not recognized for tax purposes until notices of allocation are received. Investments in less than 20%-owned companies are generally stated at cost as the Company does not have the ability to exert significant influence. The equity method of accounting is used for investments in other companies, including joint ventures, in which the Company has significant influence, but not control, and voting interests of 20% to 50%. Investments with voting interests that exceed 50% are consolidated.
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
     Other intangible assets consist primarily of trademarks, patents, customer relationships and agreements not to compete. Certain trademarks are not amortized because they have indefinite lives. The remaining other intangible assets are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 25 years.
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
Revenue Recognition
     The Company’s revenues are derived from a wide range of products to a diversified base of customers. Revenue is recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales include shipping and handling charges billed to customers and are reduced by customer incentives and trade promotion activities which are recorded by estimating expense based on redemption rates, estimated customer participation and performance levels, and historical experience. Estimated product returns in the Company’s Seed and Agronomy segments are deducted from sales at the time of shipment based on various factors including historical returns and market trends and conditions. For certain Agronomy segment product sales, customers receive a one-time, non-repeatable extension of credit for unused purchased product, for a defined additional period in the following growing season. Revenue for these sales arrangements is recognized when the returned product is re-billed.

     The Company periodically enters into prepayment contracts with customers in the Seed and Agronomy segments and receives advance payments for product to be delivered in future periods. These payments are recorded as customer advances in the consolidated balance sheet. Revenue associated with customer advances is recognized as shipments are made and title, ownership and risk of loss pass to the customer.
Advertising and Promotion Costs
     Advertising and promotion costs are expensed as incurred. Advertising and promotion costs were $77.1 million, $61.6 million and $57.2 million in 2007, 2006 and 2005, respectively.
Research and Development
     Expenditures for research and development are charged to administrative expense in the year incurred. Total research and development expenses were $34.3 million, $31.4 million and $30.3 million in 2007, 2006 and 2005, respectively.
Share-Based Compensation
     The Company offers a Value Appreciation Right Awards (VAR) plan to certain eligible employees. Participants are granted an annual award of VAR “Units,” which are not traditional stock. The Company elected to measure its liability for this plan at intrinsic value as permitted in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”
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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 requires that financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 was effective January 1, 2007 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 12 for further information.
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. This pronouncement is effective January 1, 2008, and the Company does not expect this statement to have a material impact on its consolidated financial statements. Additionally, in February 2008, the FASB issued FASB Staff Positions (FSP) Financial Accounting Standard 157-1 (“FSP 157-1”) and 157-2 (“FSP 157-2”). FSP 157-1 removes leasing from the scope of SFAS 157 and FSP 157-2 delays the effective date of SFAS 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. This pronouncement was adopted effective December 31, 2007. However, the measurement date aspect of the pronouncement is effective for fiscal years ending after December 15, 2008 and the Company will adopt that provision of SFAS 158 in 2008. The initial recognition of the unfunded status resulted in a $62.4 million charge, net of income taxes, to accumulated other comprehensive income. See Note 13 for further discussion on the impact of the adoption of SFAS 158.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective January 1, 2008 and the Company has made no elections to measure any financial instruments or certain other items at fair value.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment to ARB No. 51” (“SFAS 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires reclassifying noncontrolling interests, also referred to as minority interest, to the equity section of the consolidated balance sheet presented upon adoption. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of adopting SFAS 160.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The statement applies to all business combinations, including combinations among mutual enterprises. SFAS 141(R) requires all business combinations to be accounted for by applying the acquisition method and is effective for periods beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently assessing the impact of adopting SFAS 141(R).
Accounting Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, and are not limited to, allowance for doubtful accounts, sales returns and allowances, vendor rebates receivable, asset impairments, valuation of goodwill and unamortized other intangible assets, tax contingency reserves, deferred tax valuation allowances, trade promotion and consumer incentives, and assumptions related to pension and other post-retirement plans.
2. Adjustments to Prior Years Consolidated Financial Statements
     In March 2008, the Company became aware of previously undetected misstatements to the financial statements of Agriliance LLC (“Agriliance”), a 50%-owned joint venture. The Company accounts for its investment in Agriliance under the equity method of accounting. As of December 31, 2006 and for the years ended December 31, 2006 and 2005, Agriliance misapplied EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF”) and has restated their financial results for certain periods relative to the timing of when vendor rebates were recognized. Agriliance estimated vendor rebates earned throughout the vendor’s crop year program based on long-term agreements, prior historical rebate amounts and current negotiations with vendors and recorded the rebates as product was sold. Certain of these arrangements with vendors were not formally binding until sometime after the start of the vendor’s crop year program. In accordance with the EITF, rebates are to be recorded as earned when a binding arrangement exists (which in most cases is either a signed agreement between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received.
     The Company evaluated the effects of the misstatements on prior periods’ consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), and concluded that no prior period consolidated financial statements are materially misstated. However, the Company corrected its prior consolidated financial statements as of December 31, 2006 and for the years ended December 31, 2006 and 2005 for the immaterial misstatements related to recording its share of Agriliance’s financial results. The adjustments have no impact to the Company’s cash flows.
     Although the consolidated financial statements for the annual periods ended December 31, 2006 and 2005 were not considered materially misstated due to the improper recording of vendor rebates, the Company’s quarterly financial results for the periods ending March 31, 2007 and 2006, June 30, 2007 and 2006 and September 30, 2007 and 2006 were deemed materially misstated. As permitted by SAB 108, the Company has adjusted its quarterly operating results as presented in Note 23. The Company does not intend to amend its previous filings with the SEC with respect to this misstatement and will correct its 2007 quarterly operating results in its future Form 10-Q filings.
     The effects of the adjustments on the consolidated balance sheet for the year ended December 31, 2006 is as follows:

	Previously
	Reported	Adjustments	Adjusted
	2006	2006	2006

Other current assets	$50,594	$7,310	$57,904
Total current assets	1,556,700	7,310	1,564,010
Investments	270,202	(19,113)	251,089
Total assets	3,026,732	(11,803)	3,014,929
Accrued expenses	223,597	6	223,603
Total current liabilities	1,260,861	6	1,260,867
Retained earnings	104,801	(11,809)	92,992
Total equities	944,536	(11,809)	932,727
Total liabilities and equities	3,026,732	(11,803)	3,014,929

     In addition, a $14.9 million adjustment to reduce retained earnings at January 1, 2005 has been recorded in the consolidated statements of equities and comprehensive income to reflect the cumulative effect of the corrections to retained earnings as of December 31, 2004.
     The effects of the adjustments on the consolidated statements of operations for the years ending December 31, 2006 and 2005 are as follows:

	Previously			Previously
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
	2006	2006	2006	2005	2005	2005

Equity in earnings of affiliated companies	$(13,295)	$(379)	$(13,674)	$(36,692)	$(4,651)	$(41,343)
Earnings before income taxes and discontinued operations	96,472	379	96,851	132,281	4,651	136,932
Income tax expense	7,806	100	7,906	5,505	1,800	7,305
Net earnings from continuing operations	88,666	279	88,945	126,776	2,851	129,627
Net earnings	88,666	279	88,945	128,943	2,851	131,794

     The effects of the adjustments on the consolidated statements of cash flows for the years ending December 31, 2006 and 2005 are as follows:

	Previously			Previously
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
	2006	2006	2006	2005	2005	2005

Net earnings	$88,666	$279	$88,945	$128,943	$2,851	$131,794
Deferred income tax expense	13,355	145	13,500	5,177	1,779	6,956
Equity in earnings of affiliated companies	(13,295)	(379)	(13,674)	(36,692)	(4,651)	(41,343)
Change in accrued expenses	59,377	(45)	59,332	13,014	21	13,035
Net cash provided by operating activities	196,530	—	196,530	273,560	—	273,560

3. Repositioning of Agronomy Assets
     Land O’Lakes has a 50% ownership interest in Agriliance LLC (“Agriliance”) with the remaining 50% interest held by United Country Brands, LLC (a wholly owned subsidiary of CHS Inc (“CHS”)). The Company accounts for its investment in Agriliance under the equity method of accounting. On September 4, 2007 (effective as of September 1, 2007), the Company, CHS and Agriliance entered into an agreement whereby Agriliance distributed a portion of its assets, primarily its wholesale crop protection products business (“CPP”) assets and its wholesale crop nutrients business (“CN”) assets, to the parent companies in an effort to enhance operating efficiencies and more closely align the businesses within the parent companies. Based on ownership interests, each parent would be entitled to receive 50% of the CPP and CN assets distributed. In order to meet the objectives of the distributions, Land O’Lakes granted CHS the right to receive 100% of the CN assets distributed in exchange for the right to receive 100% of the CPP assets distributed. Land O’Lakes agreed to pay $229.8 million and CHS agreed to pay $141.9 million for their respective distribution rights. The parent companies net settled the transaction in 2007 whereby the Company paid $87.9 million to CHS. In 2007, the Company also recorded a $8.8 million gain on sale of investment for the repositioning related to the CN assets distributed.
     The net book value of CPP assets distributed by Agriliance to Land O’Lakes, as of the date of distribution, was $333.0 million. The $166.5 million portion of the CPP assets distributed to Land O’Lakes attributable to its 50% ownership interest was recorded as a non-cash transaction, which reduced the Company’s investment in Agriliance. The $229.8 million that Land O’Lakes agreed to pay for the right to receive an additional 50% of the CPP assets distributed was treated as a step acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The $63.3 million excess purchase price over book value of assets acquired was allocated to inventories, property, plant, and equipment, identifiable intangible assets, and deferred tax liabilities, with the remaining consideration allocated to goodwill. The closing date of the transaction was effective as of September 1, 2007, and accordingly, the results of operations of CPP are included in the consolidated financial statements from that date forward. The following table summarizes the amounts assigned to major balance sheet captions based upon independent appraisals and management estimates as of the date of distribution:

Receivables	$104,096
Inventories	307,152
Other current assets	712
Property, plant and equipment	30,338
Goodwill	22,246
Other intangibles	27,051
Investments	1,325
Other assets	307
Accounts payable	(32,633)
Accrued expenses	(58,939)
Employee benefits and other liabilities	(5,341)

Net assets distributed and acquired	$396,314

     The excess purchase price allocation resulted in the recognition of $27.1 million of intangible assets of which $22.5 million related to customer relationships to be amortized over a period of 25 years, $2.8 million related to trademarks and tradenames to be amortized over 15 years and $1.8 million related to other finite-lived intangible assets that will be amortized over an average period of 8 years. The $22.2 million assigned to goodwill is to be amortized over a 15-year period. Goodwill is subject to adjustment pending a final valuation true-up with CHS in 2008 related to certain assets and liabilities distributed. The Company believes the entire amount of intangible assets and goodwill recognized will not be deductible for income tax purposes.
     Also in 2007, the Company contributed $330.9 million in cash related to Agriliance, along with equivalent funds provided by CHS, for the pay down a certain portion of debt and to support on-going working capital requirements. In December of 2007, the Company received a $25.0 million dividend from Agriliance as a return of investment. Agriliance continues as a 50/50 joint venture between the parents and continues to operate its retail agronomy distribution businesses.
     The following unaudited pro forma summary presents the results of operations for the Company as if the CPP and CN asset distributions had occurred at the beginning of the periods presented. The pro forma amounts include certain estimates and assumptions to reflect the pro forma impact of net sales related to the CPP asset distribution, increased interest expense to finance the acquisition, estimated amortization of identifiable intangible assets and goodwill, elimination of inter-company sales and the elimination of the historical CPP and CN earnings accounted for under the equity method. The pro forma amounts do not reflect any benefits from synergies which might be realized nor integration costs to be incurred subsequent to asset distributions. The pro forma information does not necessarily reflect the actual results that would have occurred had the distributions occurred on such date or at the beginning of the periods indicated, or that may be obtained in the future.

	Pro forma
	(unaudited)
	2007	2006

Net sales	$9,918,695	$8,270,020
Net earnings	147,053	128,040

4. Receivables
A summary of receivables at December 31 is as follows:

	2007	2006

Trade accounts	$834,070	$469,230
Notes and contracts	92,207	73,469
Vendor rebates	26,050	40,520
Other	68,730	31,915

	1,021,057	615,134
Less allowance for doubtful accounts	(14,350)	(10,554)

Total receivables, net	$1,006,707	$604,580

     A substantial portion of Land O’Lakes receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.
     The Company operates a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers and are fully collateralized by real estate, equipment and livestock of their farming operations. These loans, which relate primarily to dairy, swine, cattle and other livestock production, are presented as notes and contracts for the current portion and as other assets for the noncurrent portion. Total notes and contracts were $126.2 million at December 31, 2007 and $104.5 million at December 31, 2006 of which $75.4 million and $58.2 million, respectively, was the current portion included in the table above.
     Vendor rebate receivables are primarily from seed and chemical suppliers.  Rebate receivables can vary significantly year over year due to the timing of recording estimated rebates in accordance with EITF 02-16 and the timing of cash receipts.
5. Inventories
A summary of inventories at December 31 is as follows:

	2007	2006

Raw materials	$190,586	$155,505
Work in process	5,058	3,914
Finished goods	768,871	311,977

Total inventories	$964,515	$471,396

6. Investments
A summary of investments at December 31 is as follows:

	2007	2006

Agriliance LLC	$150,945	$105,606
Ag Processing Inc	32,832	33,975
Advanced Food Products, LLC	34,287	32,933
Agronomy Company of Canada Ltd.	21,909	16,834
Universal Cooperatives, Inc.	7,802	7,986
Delta Egg Farm, LLC	7,579	3,890
CoBank, ACB	4,396	7,198
Prairie Farms Dairy, Inc.	3,518	3,696
Melrose Dairy Proteins, LLC	3,856	5,741
Golden Oval Eggs, LLC	—	4,265
Other – principally cooperatives and joint ventures	36,854	28,965

Total investments	$303,978	$251,089

     As of December 31, 2007, the Company has a 50% voting interest in numerous joint ventures, including Agriliance LLC and Agronomy Company of Canada Ltd. in Agronomy, Melrose Dairy Proteins, LLC in Dairy, and Delta Egg Farm, LLC in Layers. The Company’s largest investments in other cooperatives as of December 31, 2007 are Ag Processing Inc, Universal Cooperatives, Inc., Prairie Farms Dairy, Inc. and CoBank, ACB. Summarized financial information for Agriliance LLC, which was deemed a significant investment by the Company, as of and for the years ended December 31, is as follows:

Agriliance LLC	2007	2006

Net sales	$3,446,817	$3,704,121
Gross profit	446,315	338,713
Net earnings	101,170	23,971
Current assets	696,332	1,479,908
Non-current assets	66,099	164,917
Current liabilities	426,674	1,302,148
Non-current liabilities	33,867	131,465
Total equity	301,890	211,212

     Based on a deterioration in the financial results of Golden Oval Eggs, LLC (“Golden Oval”) during 2007, the Company recorded an allowance of $2.4 million related to its entire remaining investment balance in Golden Oval. The equity investment in Golden Oval was obtained in 2006 as part of the divestiture of the Company’s liquid egg operations to Golden Oval. The charge to establish the reserve was recorded as an equity loss of affiliated companies in the consolidated statement of operations. Additionally, in December of 2007, the Company fully reserved for an outstanding $19.6 million note receivable from Golden Oval that was also obtained in 2006 as part of the divestiture. See Note 26 for further discussion.
7. Property, Plant and Equipment
A summary of property, plant and equipment at December 31 is as follows:

	2007	2006

Machinery and equipment	$617,193	$731,576
Buildings and building equipment	346,809	383,124
Land and land improvements	64,554	66,418
Software	89,242	62,885
Construction in progress	35,142	38,242

	1,152,940	1,282,245
Less accumulated depreciation	601,188	617,176

Total property, plant and equipment, net	$551,752	$665,069

8. Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill by segment at December 31 is as follows:

	2007	2006

Feed	$127,404	$127,893
Dairy Foods	69,451	83,799
Layers	58,280	58,982
Agronomy	52,371	45,461
Seed	10,718	10,392

Total goodwill	$318,224	$326,527

     The decrease in Dairy Foods goodwill was primarily due to $13.4 million of goodwill associated with the April 2007 sale of the Cheese & Protein International, LLC cheese operations. See Note 19 for further information.
     The increase in Agronomy goodwill was primarily due to $22.2 million of goodwill from the September 2007 step acquisition of the wholesale CPP assets to the Company from Agriliance. The Agronomy increase was partially offset by a goodwill decrease of $9.1 million attributed to the sale of the Company’s ownership interest in CN related assets and by the effect of $6.3 million of goodwill amortization associated with business combinations between mutual enterprises. See Note 3 for further discussion.

Other Intangible Assets
A summary of other intangible assets at December 31 is as follows:

	2007	2006

Amortized other intangible assets:
Patents, less accumulated amortization of $7,250 and $6,063, respectively	$9,461	$10,648
Trademarks, less accumulated amortization of $1,592 and $2,498, respectively	4,102	1,472
Dealer networks and customer relationships, less accumulated amortization of $301 and $0, respectively	47,239	—
Other intangible assets, less accumulated amortization of $5,342 and $10,578, respectively	6,740	6,298

Total amortized other intangible assets	67,542	18,418
Total non-amortized other intangible assets – trademarks and license agreements	51,625	76,625

Total other intangible assets	$119,167	$95,043

     The increase in other intangible assets was primarily due to $27.1 million of intangible assets, primarily customer relationships and trademarks, arising from the excess purchase price of CPP assets acquired as discussed in Note 3. Non-amortized other intangible assets decreased $25.0 million due to a change in estimate of the Company’s assessment of the life of the dealer networks within Feed from an estimated useful life of infinite years to 25 years and have been reclassified to amortized other intangible assets at December 31, 2007.
     Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $3.6 million, $3.6 million and $4.7 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $4.4 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 20 years. Non-amortized other intangible assets relate to Feed and the majority of the amortized other intangible assets relate to Feed and Agronomy.
9. Debt Obligations
Notes and Short-term Obligations
     The Company had notes and short-term obligations at December 31, 2007 and 2006 of $132.2 million and $58.3 million, respectively. The Company maintains credit facilities to finance its short-term borrowing needs, including a revolving credit facility and a receivables securitization facility.
     The Company’s $225 million, five-year revolving credit facility matures in 2011. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of December 2007, the LIBOR margin for the revolving credit facility is 87.5 basis points and the spread for the Alternative Base Rate is 0 basis points. LIBOR may be set for one, two, three or six month periods at the election of the Company. At December 31, 2007, there was no outstanding balance on the revolving credit facility and $196.0 million was available after giving effect to $29.0 million of outstanding letters of credit, which reduce availability. At December 31, 2006, there was no outstanding balance on the revolving credit facility and $174.4 million was available after giving effect to $50.6 million of outstanding letters of credit, which reduce availability.
     In September 2007, in conjunction with the CPP asset distribution, the Company executed an amendment to its five-year receivables securitization facility to increase its borrowing capacity from $200 million to $300 million. The amended facility, which matures in 2011, will provide the Company with additional liquidity for incremental working capital needs associated with the CPP asset distribution. The Company and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (“the SPE”). The SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. Borrowings under the receivables securitization facility bear interest at LIBOR plus 87.5 basis points. At December 31, 2007 and 2006 the SPE’s receivables were $732.0 million and $342.6 million, respectively. At December 31, 2007 and 2006, outstanding balances under the facility, recorded as notes and short-term obligations, were $70.0 million and $0, respectively, and availability was $230.0 million and $200.0 million, respectively.
     On March 13, 2008, the Company completed an amended and restated $400 million, five-year receivables securitization facility arranged by CoBank ACB. This facility updated and replaced the previous $300 million securitization facility and is scheduled to terminate in 2011. The increased capacity under the facility will be used to finance incremental working capital requirements arising from the crop protection products business and higher commodity price levels in our other businesses.
     The Company also had $61.1 million and $56.5 million as of December 31, 2007 and 2006, respectively, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers. These outstanding notes and short-term obligations are collateralized by the wholly owned subsidiary’s loans receivable from the farmers and livestock producers.
     The weighted average interest rate on short-term borrowings and notes outstanding at December 31, 2007 and 2006, was 5.69% and 5.52%, respectively.
Long-term Debt
A summary of long-term debt at December 31 is as follows:

	2007	2006

Senior unsecured notes – due 2011 (8.75%)	$192,743	$196,452
Senior secured notes – due 2010 (9.00%)	175,000	175,000
Capital Securities of Trust Subsidiary – due 2028 (7.45%)	190,700	190,700
MoArk, LLC debt – due 2008 through 2023 (7.84% weighted average)	29,520	44,004
Capital lease obligations (5.92% to 8.95%)	6,349	7,776
Industrial development revenue bonds	—	14,800
Other debt	22,472	21,299

	$616,784	$650,031
Less current portion	5,182	10,972

Total long-term debt	$611,602	$639,059

     The Company’s MoArk subsidiary maintains a $40 million revolving credit facility which is subject to a borrowing base limitation and terminates in June 2009. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. At December 31, 2007 and 2006, the outstanding borrowings were $0 and $13.0 million, respectively. MoArk’s facility is not guaranteed by the Company nor is it secured by Company assets. The revolving credit facility is subject to certain debt covenants, which were all satisfied at December 31, 2007 and 2006.
     At December 31, 2007, the Company had $6.3 million in obligations under capital lease for MoArk which represents the present value of the future minimum lease payments for the leases. MoArk leases machinery, buildings and equipment at various locations. Minimum commitments for obligations under capital leases at December 31, 2007 total $6.3 million composed of $1.6 million for 2008, $1.5 million for 2009, $1.4 million for 2010, $1.5 million for 2011, and $0.3 million for 2012.
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
     Interest paid on debt obligations was $62.4 million, $60.2 million and $78.0 million in 2007, 2006 and 2005, respectively.
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
     On September 11, 2007, the Company terminated an interest rate swap arrangement related to the 8.75% senior unsecured notes in order to rebalance its interest rate risk exposure. The fair value of the interest rate swap at termination was $1.2 million and remains within total long-term debt as an adjustment to the fair value of the underlying debt. The fair value adjustment is amortized over the remaining life of the notes. The remaining unamortized portion of the fair value adjustment at December 31, 2007 was $1.1 million.
     Substantially all of the Company’s assets, excluding assets of MoArk and its subsidiaries, have been pledged to its lenders under the terms of its financing arrangements including, but not limited to, the revolving credit facility and the senior secured notes due 2010. Land O’Lakes debt covenants include certain minimum financial ratios that were all satisfied as of December 31, 2007 and 2006. However, in accordance with the terms of the revolving credit facility, the Company is required to provide audited financial statements to its lenders within 90 days of the end of its fiscal year. The Company did not satisfy this requirement for the year ended December 31, 2007 and therefore, was out of compliance with this covenant. However, the Company was not in an event of default as the covenants allow an automatic 30 day extension to provide audited financial statements to the lenders. As of April 15, 2008, the Company provided audited financial statements to its lenders and satisfied the covenant requirement.
The maturity of long-term debt for the next five years and thereafter is summarized in the table below.

Year	Amount

2008	$5,182
2009	4,922
2010	179,739
2011	197,553
2012	3,988
2013 and thereafter	225,400

10. Other Comprehensive Income

	2007	2006	2005

Net earnings	$163,797	$88,945	$131,794
Minimum pension liability adjustment (net of income taxes of $(39,871) in 2007, $(5,734) in 2006 and $1,592 in 2005)	64,366	9,108	(2,603)
Unrealized gain (loss) on available-for-sale investment securities	275	(404)	(155)
Foreign currency translation adjustment, net of income taxes	2,146	183	1,387

Total comprehensive income	$230,584	$97,832	$130,423

     The minimum pension liability adjustment for 2007, 2006 and 2005 reflects $64.3 million, $9.0 million and $(5.7) million, respectively, for Land O’Lakes defined benefit pension plans and $0.1 million, $0.1 million and $3.1 million, respectively, for the Company’s portion of the minimum pension liability adjustment for its joint venture in Agriliance LLC.
The components of accumulated other comprehensive loss as of December 31 are as follows:

	2007	2006

Pension and other postretirement adjustments, net of income taxes	$(65,606)	$(67,529)
Unrealized gain on available-for-sale investment securities	275	–
Foreign currency translation adjustment, net of income taxes	3,400	1,253

Accumulated other comprehensive loss	$(61,931)	$(66,276)

11. Fair Value of Financial Instruments
     The following tables provide information about the carrying amount, notional amount and fair value of financial instruments, including derivative financial instruments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, trade receivables, accounts payable and notes and short-term obligations approximate fair value due to the short-term maturity of the instruments. The carrying value of MoArk’s LIBOR-based debt also approximates fair value since the interest rate automatically adjusts every one to six months and credit spreads are not believed to have changed materially since the facilities were established. The Company believes it is not feasible to readily determine the fair value of investments in other cooperatives due to the excessive cost involved as there is no established market for these investments. The fair value of current and non-current notes receivable of $12.3 million and $4.7 million as of December 31, 2007 and $14.3 million and $24.6 million as of December 31, 2006, respectively, was not estimated because it is not feasible to readily determine the fair value.
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

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Loans receivable, net	$124,346	$124,332	$102,564	$101,933
Senior unsecured notes due 2011	192,743	200,812	196,452	206,673
Senior secured notes due 2010	175,000	188,885	175,000	187,632
MoArk fixed rate debt	29,520	27,284	31,004	29,968
Capital Securities of Trust Subsidiary due 2028	190,700	165,455	190,700	158,508

     The Company enters into futures and options contract derivatives to reduce risk on the market value of inventory and fixed or partially fixed purchase and sale contracts. The notional or contractual amount of derivatives provides an indication of the extent of the Company’s involvement in such instruments at that time but as these derivatives are used to hedge purchase and sales contracts, these positions do not represent exposure to market risk or future cash requirements. Unrealized gains on commodity futures and options contracts are recorded as other current assets and unrealized losses are recorded as accrued expenses within the consolidated balance sheet and as a component of cost of sales within the consolidated statements of operations. A summary of the notional or contractual amounts and the fair value of assets (liabilities) of these derivative financial instruments at December 31 is as follows:

	2007		2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Commodity futures and options contracts:
Commitments to purchase	$213,544	$28,856	$168,336	$10,508
Commitments to sell	(80,577)	(11,501)	(91,642)	(4,932)

12. Income Taxes
The components of the income tax provision are summarized as follows:

	2007	2006	2005

Current expense (benefit)
Federal	$59,355	$(6,757)	$(563)
State	8,407	1,163	912

	67,762	(5,594)	349

Deferred expense (benefit)
Federal	(25,253)	12,155	5,923
State	(4,402)	1,345	1,033

	(29,655)	13,500	6,956

Income tax expense	$38,107	$7,906	$7,305

     In 2007, the Company recorded income tax expense of $7.1 million related to the sale of the Cheese & Protein International, LLC operations and an income tax benefit of $8.5 million related to reserves established for assets received in 2006 from the sale of the liquid egg operations to Golden Oval. Earnings from other activities resulted in income tax expense of $39.5 million for the year ended December 31, 2007.
     In 2006, the Company and the IRS finalized a tax audit for the periods 1996 through 2003.  As a result of the audit, $13.6 million of reserves no longer needed were recorded as a reduction in income tax expense for the year ended December 31, 2006. In addition,  in 2006 the Company recorded income tax expense of $9.9 million attributable to the gain on the divestiture of its liquid egg operations. Earnings from other activities resulted in income tax expense of $11.2 million for the year ended December 31, 2006.

The effective tax rate differs from the statutory rate primarily as a result of the following:

	2007	2006	2005

Statutory rate	35.0%	35.0%	35.0%
Patronage refunds	(16.8)	(22.3)	(30.2)
State income tax, net of federal benefit	1.3	1.7	0.9
Amortization of goodwill	0.7	9.7	–
Effect of foreign operations	(0.1)	(1.0)	(0.7)
Disposal of investment	(0.1)	(1.0)	–
Additional tax (benefit)	0.4	(13.1)	1.4
Meals and entertainment	1.0	1.2	0.6
Tax credits	(0.5)	(0.8)	(0.5)
Other, net	(2.0)	(1.2)	(1.2)

Effective tax rate	18.9%	8.2%	5.3%

The significant components of the deferred tax assets and liabilities at December 31 are as follows:

	2007	2006

Deferred tax assets related to:
Deferred patronage	$38,370	$43,262
Accrued expenses	88,858	71,024
Allowance for doubtful accounts	12,334	3,824
Asset impairments	8,808	7,439
Joint ventures	26,002	5,576
Net operating loss carryforwards	8,301	11,510
Deferred revenue	1,4,58	–
Deferred tax credits	–	4,140

Gross deferred tax assets	184,131	146,775
Valuation allowance	(16,082)	–

Total deferred tax assets	168,049	146,775

Deferred tax liabilities related to:
Property, plant and equipment	77,743	96,319
Inventories	9,461	6,724
Intangibles	28,829	15,859
Deferred revenue	–	3,078
Other, net	1,173	244

Total deferred tax liabilities	117,206	122,224

Net deferred tax assets	$50,843	$24,551

     SFAS No. 109, “Accounting for Income Taxes,” requires consideration of a valuation allowance if it is “more likely than not” that benefits of deferred tax assets will not be realized. In 2007, as a result of the CPP asset distribution, a valuation allowance of $16.1 million has been established to reduce our deferred tax asset to an amount that is more likely than not to be realized. Any adjustments to reduce the valuation allowance related to the CPP asset distribution will first reduce goodwill.
The net deferred tax assets are classified in the consolidated balance sheets as follows:

	2007	2006

Other current assets	$40,700	$28,536
Other assets	10,143	–
Employee benefits and other liabilities	–	(3,985)

Total net deferred tax assets	$50,843	$24,551

     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings upon adoption. At January 1, 2007, the Company had unrecognized tax benefits of approximately $14.1 million, including $0.1 million of interest and no penalties and approximately $11.6 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. For the year ended December 31, 2007, the effective tax rate was impacted by a $1.7 million increase to income tax expense due to unrecognized tax benefits as a result of tax positions taken.
     The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of income tax expense when applicable. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005.
     A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits recorded within accrued expenses in the consolidated balance sheet is as follows:

Gross unrecognized tax benefits at January 1, 2007	$14,065
Increases in tax positions for current year	1,686
Increases in tax positions for prior years	1,436

Gross unrecognized tax benefits at December 31, 2007	$17,187

     As of December 31, 2007, the Company had net operating loss carryforwards of approximately $21.7 million for tax purposes available to offset future taxable income. If not used, these carryforwards will expire, primarily in years 2023 and 2025.
     As of December 31, 2007, a basis difference of approximately $20.7 million existed with respect to investments in foreign subsidiaries and foreign corporate joint ventures that are considered to be indefinite in nature. The underlying deferred tax liability has not been recognized due to the permanent nature of the investment.
     Income taxes paid in 2007, 2006 and 2005 were $50.3 million, $4.9 million and $0.1 million, respectively. At December 31, 2007 and 2006, current income taxes payable (receivable) was $14.9 million and $(1.2) million, respectively.
13. Pension and Other Postretirement Plans
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
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This standard requires employers to recognize the over funded or under funded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of the Company’s consolidated statements of equities and comprehensive income. The Company uses a November 30 measurement date for its plans.
     The following table illustrates the adjustments to the balance sheet to record the funded status as of December 31, 2007:

	Pre-SFAS No. 158
	With Additional
	Minimum	SFAS No. 158
	Liability (AML)	Adoption	Post SFAS
	Adjustments	Adjustments	No. 158
Investments	$305,262	$(1,284)	$303,978
Other assets	80,555	37,883	118,438
Employee benefits and other liabilities	103,359	99,041	202,400
Accumulated other comprehensive income (loss), net of tax	511	(62,442)	(61,931)
Accumulated other comprehensive income (loss), pre-tax	(5,123)	(101,122)	(106,245)

Obligation and Funded Status at December 31

	Pension Benefits
	Qualified Plan		Non-qualified Plans
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$539,631	$508,860	$55,425	$53,749
Service cost	13,725	18,665	540	416
Interest cost	30,103	29,126	3,080	3,027
Plan amendments	–	(11,321)	–	(645)
Actuarial (gain) loss	(53,198)	15,171	(3,673)	1,712
Benefits paid	(21,554)	(20,870)	(4,270)	(2,834)

Benefit obligation at end of year	$508,707	$539,631	$51,102	$55,425

Change in plan assets:
Fair value of plan assets at beginning of year	$478,317	$425,740	$–	$–
Actual gain on plan assets	43,106	53,447	–	–
Company contributions	20,000	20,000	4,270	2,834
Benefits paid	(21,554)	(20,870)	(4,270)	(2,834)

Fair value of plan assets at end of year	$519,869	$478,317	$–	$–

Amounts recognized in the consolidated balance sheets consist of:
Other assets	$11,162	$507	$–	$–
Accrued expenses	–	–	(4,287)	–
Employee benefits and other liabilities	–	(23,441)	(46,815)	(50,200)
Accumulated other comprehensive loss before income taxes	N/A	101,274	N/A	7,556

Net amount recognized	$11,162	$78,340	$(51,102)	$(42,644)

Amounts recognized in accumulated other comprehensive income (pre-tax) as of December 31, 2007 consists of:
Prior service cost	$432	N/A	$(1,514)	N/A
Net loss (gain)	68,615	N/A	10,067	N/A

Ending balance	$69,047	N/A	$8,553	N/A

Reconciliation of funded status:
Funded status	$11,162	$(61,314)	$(51,102)	$(55,425)
Unrecognized net actuarial loss	N/A	139,147	N/A	14,856
Unrecognized prior service cost	N/A	507	N/A	(2,075)

Net amount recognized	$11,162	$78,340	$(51,102)	$(42,644)

     The accumulated benefit obligation for the Company’s defined benefit pension plan was $473.9 million and $501.8 million at December 31, 2007 and 2006, respectively. The accumulated benefit obligation for the Company’s non-qualified, defined benefit pension plans was $47.2 million and $50.2 million at December 31, 2007 and 2006, respectively.
     The following table, which sets forth the plans’ projected benefit obligations, accumulated benefit obligations and fair value of plan assets at December 31, is as follows:

	Pension Benefits
	Qualified Plan		Non-qualified Plans
	2007	2006	2007	2006

Projected benefit obligation	$508,707	$539,631	$51,102	$55,425
Accumulated benefit obligation	473,933	501,758	47,199	50,200
Fair value of plan assets	519,869	478,317	–	–

     The Company also recorded its portion of Agriliance’s defined benefit pension plan, which resulted in a $2.1 million pre-tax charge to accumulated other comprehensive income related to SFAS 158 at December 31, 2007.

Obligation and Funded Status at December 31

	Other Postretirement Benefits
	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$71,972	$69,999
Service cost	729	666
Interest cost	3,923	3,990
Plan amendments	—	(3,153)
Plan participants’ contributions	2,774	2,594
Medicare Part D reimbursements	545	601
Actuarial loss (gain)	(10,323)	5,691
Benefits paid	(7,020)	(8,416)

Benefit obligation at end of year	$62,600	$71,972

Change in plan assets:
Company contributions	$4,246	$5,822
Plan participants’ contributions	2,774	2,594
Benefits paid	(7,020)	(8,416)

Fair value of plan assets at end of year	$—	$—

Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(4,575)	$(8,200)
Employee benefits and other liabilities	(58,025)	(23,987)

Net amount recognized	$(62,600)	$(32,187)

Amounts recognized in accumulated other comprehensive income (pre-tax) consists of:
Net transition obligation	$2,138	N/A
Net loss (gain)	23,953	N/A

Ending Balance	$26,091	N/A

Reconciliation of funded status:
Funded status	$(62,600)	$(71,972)
Unrecognized net actuarial loss	N/A	37,219
Unrecognized prior service cost	N/A	—
Unrecognized transition obligation	N/A	2,566

Net amount recognized	$(62,600)	$(32,187)

Components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Service cost	$14,265	$19,081	$17,440	$729	$666	$650
Interest cost	33,183	32,153	30,023	3,923	3,990	3,913
Expected return on assets	(37,601)	(35,040)	(33,577)	—	—	—
Amortization of actuarial loss	12,946	14,134	10,946	2,943	2,615	2,465
Amortization of prior service cost	(487)	(469)	(430)	—	266	266
Curtailment	—	175	—	—	—	—
Amortization of transition obligation	—	—	—	428	643	643

Net periodic benefit cost	$22,306	$30,034	$24,402	$8,023	$8,180	$7,937

Additional Information
Weighted-average assumptions used to determine benefit obligations at December 31:

			Other Postretirement
	Pension Benefits		Benefits

	2007	2006	2007	2006

Discount rate	6.55%	5.70%	6.55%	5.70%
Rate of long-term return on plan assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	4.50%	4.25%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits			Other Postretirement Benefits

	2007	2006	2005	2007	2006	2005

Discount rate	5.70%	5.75%	6.00%	5.70%	5.75%	6.00%
Rate of long-term return on plan assets	8.25%	8.25%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.25%	4.25%	4.25%	N/A	N/A	N/A

     The Company employs a building block approach in determining the long-term rate of return for the assets in the qualified, defined benefit pension plan. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. Diversification and rebalancing of the plan assets are properly considered as part of establishing the long-term portfolio return. Peer data and historical returns are reviewed to assess for reasonableness. The Company determined its discount rate assumption at year end based on a hypothetical double A yield curve represented by a series of annualized individual discount rates from one-half to thirty years.
Assumed health care cost trend rates at December 31:

	2007	2006

Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that rate reaches ultimate trend rate	2015	2014

Assumed health care cost trend rates effect the amounts reported for the health care plans. A 1 percentage-point change in the assumed health care cost trend rate at December 31, 2007 would have the following effects:

	1 percentage	1 percentage
	point increase	point decrease

Effect on total of service and interest cost	$261	$(227)
Effect on postretirement benefit obligation	4,569	(3,970)

Plan Assets
     The Company’s qualified, defined benefit pension plan weighted-average asset allocations at December 31, 2007 and December 31, 2006, by asset category, are as follows:

Asset category	2007	2006	Target

U.S. equity securities	49%	56%	50%
International equity securities	15%	12%	15%
Fixed income securities and bonds	36%	32%	35%

Total	100%	100%	100%

     The Company has a Statement of Pension Investment Policies and Objectives (the “Statement”) that guides the retirement plan committee in its mission to effectively monitor and supervise the pension plan assets. Two general investment goals are reflected in the Statement: 1) the investment program for the pension plan should provide returns which improve the funded status of the plan over time and reduce the Company’s pension costs, and 2) the Company expects to receive above-average performance relative to applicable benchmarks for the actively managed portfolios and accurately track the applicable benchmarks for the passive or index strategies. All portfolio strategies will be provided at competitive, institutional management fees. The total fund’s annualized return before fees should exceed, over a five-year horizon, the annualized total return of the following customized index by 1 percentage point: (1) 40% Russell 1000 Index, (2) 10% Russell 2000 Index , (3) 15% EAFE Index, and (3) 35% Lehman Brothers Aggregate Index and the fund should rank in the top 35 percent of the total pension fund universe.
     Although not a guarantee of future results, the total fund’s five-year annualized return before fees was 12.37%, which exceeded the custom index by 1.55 percentage points, and ranked in the top 54% on the Hewitt Associates pension fund universe. The 2007 total fund’s annualized return was 8.13%, which exceeded the custom index by 2.00 percentage points. The customized index contains the Russell 1000 (weighted 45%), Lehman Brothers Aggregate Bond Index (weighted 35%), EAFE Index (weighted 10%) and Russell 2000 (weighted 10%).
Cash Flow
     The Company expects to contribute approximately $14.3 million to its defined benefit pension plans and $5.5 million to its other postretirement benefits plan in 2008.
     The benefits anticipated to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

			Other	Health
	Qualified	Non-qualified	Postretirement	Care Subsidy
	Pension Plan	Pension Plans	Benefits	Receipts

2008	$25,000	$4,300	$5,500	$(900)
2009	26,000	4,500	5,900	(1,000)
2010	28,000	4,600	6,200	(1,100)
2011	29,000	4,600	6,500	(1,200)
2012	31,000	3,600	6,800	(1,300)
2013-2017	190,000	21,200	35,100	(8,300)

Other Benefit Plans
     Certain eligible employees are covered by defined contribution plans. The expense for these plans was $16.1 million, $14.4 million and $14.3 million for 2007, 2006 and 2005, respectively.
     The Company participates in a trustee-managed multi-employer pension and health and welfare plan for employees covered under collective bargaining agreements. Several factors could result in potential funding deficiencies, which could cause the Company to make significantly higher future contributions to this plan, including unfavorable investment performance, changes in demographics and increased benefits to participants. The Company contributed $1.3 million, $0.9 million and $1.2 million to this plan for 2007, 2006 and 2005, respectively.
14. Share-Based Compensation
     The Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” effective January 1, 2006. SFAS 123(R) requires the recognition of the intrinsic value of share-based compensation in net earnings. Share-based compensation consists solely of Value Appreciation Right (VAR) “Units” granted to certain eligible employees under a Company-sponsored incentive plan (the “VAR plan”). The Units are not traditional stock and do not provide the recipient any voting rights in the Company nor any right to receive assets of Land O’Lakes. A maximum of 200,000 Units may be granted annually to certain employees at a price based on a formula that includes growth, debt levels and cash payments to members for the five-year period ending at the close of the preceding year. Generally, Units fully vest four years from the grant date per the VAR plan. Vested Units are settled upon the earlier of a predetermined date chosen by the employee at the date of grant, or upon retirement or termination. The Company recognizes compensation expense for the estimated intrinsic value appreciation of Units over the vesting period using the graded vesting method. The Units are reflected as a liability in the consolidated balance sheets and upon settlement are paid in cash to participants. Upon adoption, the Company used the modified prospective application method and recorded $0.1 million of incremental compensation expense for Units issued prior to January 1, 2006, which are expected to vest prior to the four-year vesting period due to employees achieving retirement-eligible status.
     For the years ended December 31, 2007, 2006 and 2005, compensation expense for the share-based payment plan was $10.9 million, $3.5 million and $2.3 million, respectively. Cash payments for Units settled for 2007, 2006 and 2005 were $1.0 million, $0.3 million and $0, respectively. The actual income tax benefit realized from this plan was $0.4 million, $0.1 million and $0, for 2007, 2006 and 2005, respectively.

     For 2007, the number of Units granted, cancelled and settled was 76,750 and 0 and 73,500, respectively. The number of Units vested during 2007 was 63,875 with an intrinsic value of $2.0 million. The number of vested Units outstanding at December 31, 2007 was 443,875 with an intrinsic value of $15.3 million. The number of non-vested Units at December 31, 2007 was 87,000, and the total remaining unrecognized compensation cost related to non-vested Units was $1.1 million. As of December 31, 2007, the weighted average remaining service period for the non-vested Units was 2.4 years.
     For 2006, the number of Units granted, cancelled and settled was 69,750 and 6,250 and 57,250 respectively. The number of Units vested during 2006 was 58,313 with an intrinsic value of $1.0 million. The number of vested Units outstanding at December 31, 2006 was 442,750 with an intrinsic value of $6.7 million. There were no Units exercisable at December 31, 2006. The number of non-vested Units at December 31, 2006 was 84,875, and the total remaining unrecognized compensation cost related to non-vested Units was $0.6 million. As of December 31, 2006, the weighted average remaining service period for the non-vested Units was 2.3 years.
15. Equities
     The authorized capital stock at December 31, 2007 consisted of 2,000 shares of Class A Common, $1,000 par value; 50,000 shares of Class B Common, $1 par value; 500 shares of nonvoting Class C Common, $1,000 par value; 10,000 shares of nonvoting Class D Common, $1 par value; and 1,000,000 shares of nonvoting, 8% non-cumulative Preferred, $10 par value.
The following details the activity in membership shares during the three years ended December 31, 2007:
NUMBER OF SHARES

	Common				Preferred

	A	B	C	D

December 31, 2004	1,057	4,344	183	1,118	81,388
New Members	8	168	–	31	–
Redemptions	(61)	(394)	(8)	(125)	(3,072)

December 31, 2005	1,004	4,118	175	1,024	78,316
New Members	2	234	–	203	–
Redemptions	(47)	(326)	(8)	(204)	(8,632)

December 31, 2006	959	4,026	167	1,023	69,684
New Members	4	251	2	228	–
Redemptions	(54)	(348)	(6)	(195)	(7,268)

December 31, 2007	909	3,929	163	1,056	62,416

     Allocated patronage to members of $97.1 million, $72.0 million and $118.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, is based on earnings in specific patronage or product categories and in proportion to the business each member does within each category. For 2007, Land O’Lakes issued $97.1 million of qualified patronage and $0 of non-qualified patronage equities. Qualified patronage equities are tax deductible by the Company when qualified written notices of allocation are issued and non-qualified patronage equities are tax deductible when redeemed with cash.
     In January 2007, allocated equities of $13.9 million were issued to certain members as final consideration for the 1998 acquisition of Dairyman’s Cooperative Creamery Association.
     The allocation to retained earnings of $61.2 million in 2007, $13.9 million in 2006 and $11.7 million in 2005 represents earnings generated by non-member businesses plus amounts under the retained earnings program as provided in the bylaws of the Company.
16. Other Acquisitions
     In August 2007, the Company acquired Gold Medal Seeds LTD, a Canadian corporation, for $2.9 million in cash.
     In January 2006, the Company acquired the remaining 42.5% of MoArk from Osborne Investments, LLC (Osborne) for $71.0 million in cash.  The acquisition accelerated a 2007 transfer of ownership provision, which was part of the original joint venture agreement between the Company and Osborne. In January 2006, the Company purchased the remaining 49.9% minority interest of Penny-Newman Milling LLC, a consolidated grain and feed subsidiary located in Fresno, California, for $13.2 million in cash plus assumed debt of $5.0 million. The $13.2 million purchase price was primarily allocated to goodwill. In October 2006, the Company acquired a Feed facility in Guilderland, New York for $3.9 million in cash.

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
17. Restructuring and Impairment Charges

	2007	2006	2005

Restructuring charges	$460	$1,482	$328
Impairment charges	3,510	19,687	6,053

Total restructuring and impairment charges	$3,970	$21,169	$6,381

Restructuring charges
     In 2007, the Company had restructuring charges, primarily for employee severance due to the announced closure of Feed facilities in Wisconsin and Kansas. Within the consolidated balance sheet, the remaining liability at December 31, 2007 for severance and other exit costs of $0.3 million was recorded in accrued expenses, and the remaining contractual obligation with the City of Greenwood, Wisconsin of $1.2 million was recorded in employee benefits and other liabilities.
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
     In 2005, the Company had restructuring charges of $0.3 million. A charge of $1.1 million was recorded, which represented severance for approximately 30 employees and other exit costs related to the Greenwood closure. Partially offsetting this charge were reversals of $0.4 million related to prior year restructuring charges for the closure of the Volga, South Dakota cheese facility and $0.4 million related to prior year restructuring charges for downsizing Feed operations. The balance remaining to be paid at December 31, 2005 for employee severance, outplacement and other exit costs was $1.6 million.
Impairment charges
     In 2007, the Company incurred impairment charges of $3.5 million. The Company recorded a $1.8 million charge to write down a Dairy Foods investment to estimated fair value. Seed incurred a $0.5 million impairment charge related to structural deterioration of a soybean facility in Vincent, Iowa and a $0.2 million charge for impairment of a software asset. A $0.6 million impairment charge was recorded in Layers for the closing of various facilities. Feed impairment charges of $0.3 million were incurred for the write-down of various manufacturing facilities held for sale.
     In 2006, the Company incurred $19.7 million of impairment charges.  The Company performed a goodwill impairment test for the remaining goodwill in Layers subsequent to the disposal of its liquid egg operations in June.  The estimated fair value of Layers was determined by using a combination of market data and a present value calculation of future cash flows.  As a result of the test, a $16.8 million goodwill impairment charge was recorded in Layers.  The Company also recorded a $2.8 million impairment charge in Dairy Foods related to the reacquisition of a cheese facility in Gustine, California via a foreclosure sale. The Company sold the facility in 2007 at its carrying value.
     In 2005, the Company incurred $6.1 million of impairment charges as the carrying values of certain fixed assets were written down to fair value based on estimated selling prices. In Dairy Foods, a $2.5 million impairment charge was incurred for the write-down of the Greenwood, Wisconsin cheese facility and $0.9 million was incurred for the write-down of manufacturing equipment at another facility. In Feed, $2.3 million of impairment charges were recorded, primarily related to the write-down of the Liberal, Kansas feed plant. This was the result of a decision to close and sell the facility due to declines in livestock numbers in the region. In Layers, a $0.4 million impairment charge for the write-down of plant fixed assets was recorded.
18. Gain on Insurance Settlement
     In December 2005, a feed plant in Statesville, North Carolina was destroyed by fire and was shut down.  The Company temporarily used its other facilities to provide services to customers, and in May, 2007, the Company resumed production at this facility.  The aggregate net book value of the damaged building, equipment and inventory was approximately $3.4 million.  The Company holds insurance coverage for property damage and business interruption, which provides recovery for a significant portion of the loss.  The insured value of the property exceeds its net book value. For the year ended December 31, 2007, the Company received $13.8 million of total proceeds for business interruption and capital asset replacement recoveries and recorded a gain on insurance settlement of $5.9 million. Business interruption recoveries are recorded as a reduction to cost of sales in the Feed segment.  The Company expects to receive additional insurance proceeds for any additional replacement of capital assets through 2008.
19. Other (Income) Expense, Net

	2007	2006	2005

Gain on divestiture of businesses	$(28,474)	$(8,987)	$–
Gain on sale of investments, excluding CF Industries	(8,683)	(7,980)	(1,135)
Gain on sale of intangibles	–	(1,824)	–
Loss on extinguishment of debt	–	–	11,014
Gain on legal settlements	–	–	(584)

Total	$(37,157)	$(18,791)	$9,295

     As part of its ongoing efforts to reposition non-strategic assets, on April 2, 2007, the Company sold substantially all of the assets related to its Dairy Foods Cheese & Protein International LLC (“CPI”) cheese and dairy by-products operations to a U.S. subsidiary of Saputo, Inc. (“Saputo”) for approximately $211.9 million in cash, net of related transaction fees, and recognized a gain on divestiture of $28.5 million for the year ended December 31, 2007. The divestiture included $19.8 million of inventory, $149.5 million of property, plant and equipment, $13.4 million of goodwill and $1.2 million of accrued expenses offset by an additional $1.9 million of other accrued expenses incurred. In connection with the sale, the Company will continue to supply milk to Saputo at the Tulare, California facility at fair market prices.
     In 2006, the Company divested the liquid egg operations of its MoArk subsidiary to Golden Oval Eggs, LLC and GOECA, LLP (together “Golden Oval”) and recognized an $8.0 million gain on divestiture.  MoArk received $37.1 million in net proceeds plus an additional $17.0 million from Golden Oval in the form of a three-year note and $5.0 million of equity in Golden Oval.  In connection with the sale, Land O’Lakes, Inc. granted Golden Oval a license to use the Land O’Lakes brand name for certain liquid egg products. See Note 26 for further information regarding the assets received from Golden Oval.
     In 2006, Feed divested a private label pet food business for $5.2 million in cash, which resulted in a gain of $0.9 million. In 2005, Feed divested of a subsidiary and received $2.6 million in cash, which resulted in no gain or loss.
     In 2007, the Company recognized a gain on the sale of investment of $8.8 million related to the repositioning of its investment in Agriliance’s crop nutrients (“CN”) assets. See Note 3 for further discussion. The Company also recognized a $0.1 million loss in 2007 on the sale of an investment held in its Other segment. In 2006, the Company recognized a $7.8 million gain on the sale of an investment held by Dairy Foods. The Company also recorded a gain of $0.2 million on the sale of investments in Feed and received $1.4 million in cash. In 2005, the Company recorded a gain of $1.1 million on the sale of investments in Feed from which the Company received $1.5 million in cash.
     In 2006, the Company recognized a gain on sale of an intangible held by Dairy Foods for $1.8 million in cash.
     In 2005, the Company recorded an $11.0 million loss on extinguishment of $149.8 million of its senior unsecured notes due 2011.
     In 2005, the Company recorded a gain on legal settlements of $0.6 million related to cash received in judgment from product suppliers against whom the Company alleged certain price-fixing claims.
     In 2005, the Company sold its entire interest in CF Industries Inc., a domestic manufacturer of crop nutrients, for $315.5 million in cash, which resulted in a $102.4 million gain on sale of investment recorded in Agronomy, which is shown separately from other (income) expense, net in the consolidated statement of operations for the year ended December 31, 2005.

20. Discontinued Operations
     During 2005, the Company completed the sale of its swine production assets for net proceeds of $42.0 million which resulted in a gain, net of income taxes, of $0.1 million. Results from operations have been classified and reported as discontinued operations. Discontinued operations include $1.3 million income tax expense and $0.4 million allocated interest expense for 2005.
21. Commitments and Contingencies
     The Company leases various equipment and real properties under long-term operating leases. Total rental expense was $57.6 million in 2007, $55.2 million in 2006 and $53.1 million in 2005. Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.
     Minimum lease commitments under noncancelable operating leases at December 31, 2007 totaled $113.3 million composed of $42.1 million for 2008, $25.0 million for 2009, $18.1 million for 2010, $13.6 million for 2011, $7.3 million for 2012 and $7.2 million for later years.
     The Company has noncancelable commitments to purchase raw materials in Dairy Foods, Feed, Seed, Agronomy and Layers. These purchase commitments are contracted on a short-term basis, typically one year or less, and totaled $2.8 billion at December 31, 2007. The Company has contracted commitments to purchase weaner and feeder pigs which are sold to producers or local cooperatives under long-term supply contracts. At December 31, 2007 these purchase commitments total $83.9 million, comprised of $35.2 million in 2008, $20.4 million in 2009, $14.1 million in 2010, $9.3 million in 2011, and $4.9 million in 2012 and are used to fulfill supply agreements with local cooperatives and producers. At December 31, 2007, the Company had $10.7 million of other contractual commitments, primarily to purchase consulting services and capital equipment, comprised of $2.7 million in 2008, $2.0 million in 2009, $2.0 million in 2010, $1.6 million in 2011, $1.6 million in 2012 and $0.8 million thereafter.
     MoArk has guaranteed certain loan agreements for an equity investee. MoArk is responsible for 50% of the outstanding balance of these guaranteed notes totaling $8.8 million as of December 31, 2007. These notes are fully secured by collateral of the equity investee.
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
     On March 6, 2007, Land O’Lakes, Inc. announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit.  On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In August, FGI filed a notice of appeal with the Court, seeking to overturn the permanent injunction while the EIS is being conducted. FGI’s appeal seeks to correct the legal standards applied as the basis for the injunction, but does not challenge the Court’s order to complete the EIS. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study. As a result of the court’s actions, for the year ended December 31, 2007, the Company’s Seed segment recorded a $8.2 million charge relating to alfalfa inventory write-downs and increased sales returns reserves. Although the Company believes the outcome of the environmental study will be favorable, which will allow for the reintroduction of the product into the market, there are approximately $20.3 million of purchase commitments with seed producers over the next two years and $16.1 million of inventory as of December 31, 2007, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In 2003, several lawsuits were filed against the Company by Ohio alpaca producers that alleged that the Company manufactured and sold animal feed that caused the death of, or damage to, certain of the producers’ alpacas. In March 2007, the United States District Court for the Northern District of Ohio issued a verdict in favor of the one remaining lawsuit. Since then, another producer, alleging the same claims as the original lawsuits, has filed a complaint with the Court of Common Pleas in

Medina County, Ohio, seeking damages in excess of $1.0 million. The case was scheduled for trial in late April 2008, but the parties were able to reach a settlement on April 14, 2008. Neither the March 2007 verdict, nor the April 14th settlement, will have a material impact to the Company’s consolidated financial condition, results of operations or cash flows.
     In 2007, a fire occurred at a Layers egg processing facility located in Missouri. Damage was extensive and caused operations to cease. Costs of repair or replacement of inventory, property and equipment, and business interruption are covered under the terms of applicable insurance policies, subject to deductibles. As of December 31, 2007, the Company had not received any cash proceeds from its insurance carrier and recorded $1.1 million in other current assets related to inventory, property and equipment destroyed at the facility. All property and equipment proceeds are expected to be reinvested to fully restore the facility.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party for cleanup costs in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the site and also demanded that the Company reimburse the EPA approximately $8.9 million for remediation expenses already incurred at the site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA regarding clean up of the Site. In the Letter, the EPA claimed that it has incurred approximately $21 million of costs related to the remediation of the Site through October 31, 2007. The EPA is seeking reimbursement of these costs, on a joint and several basis, from the Company and other potentially responsible parties. The EPA has also stated that additional remediation of the Site will be required at an estimated cost of $9.6 million. The Company is currently reviewing the EPA’s request and will respond to the EPA with its proposal within the time frame set forth in the Letter. In the meantime, we have made a request of the EPA to forward the documents it used in its analysis set forth in the Letter. The Company has not yet received the requested documents. Accordingly, at this time, the Company is not aware of the exact nature or extent of the contaminants the EPA claims existed at the Site prior to the remediation efforts, nor is the Company aware of the exact nature or extent of the contaminants the EPA claims continue to exist and require additional remediation. Depending on the results of the document request, the Company believes it will have multiple defenses available that will mitigate our liability. For instance, the Company may be able to show that certain amounts of the contamination occurred after it sold the property, that certain amounts of the contaminants were found on areas of the Site that the Company did not utilize, or that certain contaminants were not used in the Company’s operations while it occupied the Site. In addition, the Company is currently analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure, if any.

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
     Seed is a supplier and distributor of crop seed products in the United States. A variety of crop seed is sold, including corn, soybeans, alfalfa and forage and turf grasses.
     Agronomy consists primarily of the operations of Winfield Solutions, LLC (“Winfield”), a wholly owned subsidiary established in September 2007 upon the distribution of wholesale crop protection product assets to the Company from Agriliance LLC. Winfield operates primarily as a wholesale distributor of crop protection products, including herbicides, pesticides, fungicides and adjuvant. Agronomy also includes the Company’s 50% ownership in Agriliance LLC, which operates retail agronomy distribution businesses and is accounted for under the equity method.
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
     As discussed in Note 2, the Company adjusted its consolidated financial statements as of and for the years ended December 31, 2006 and 2005 due to the timing of recognizing equity earnings in Agronomy. The effects of the adjustments on the 2006 and 2005 presented segment information are as follows:

	2006	2005

Equity in earnings of affiliated companies – as previously reported	$(13,997)	$(37,870)
Adjustment for vendor rebates (earned) deferred	(379)	(4,651)

Equity in earnings of affiliated companies – as adjusted	(14,376)	(42,521)

Earnings before income taxes and discontinued operations- as previously reported	11,778	95,480
Adjustment for vendor rebates earned (deferred)	379	4,651

Earnings before income taxes and discontinued operations- as adjusted	12,157	100,131

Total assets — as previously reported	191,983	187,565
Adjustment for vendor rebates deferred	(19,113)	(19,492)

Total assets — as adjusted	172,870	168,073

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

						Total
						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminated	Consolidated
For the year ended December 31, 2007
Net sales	$4,176,844	$3,061,591	$917,020	$287,373	$513,948	$(31,881)	$8,924,895
Cost of sales(1)	3,899,365	2,761,697	799,108	293,015	434,168	(29,669)	8,157,684
Selling, general and administrative	194,925	249,214	78,118	42,532	52,737	4,705	622,231
Restructuring and impairment charges	1,989	645	688	—	648	—	3,970
Gain on insurance settlement	—	(5,941)	—	—	—	—	(5,941)
Interest expense (income) net	22,278	25,592	(4,764)	(3,318)	14,898	(5,768)	48,918
Other (income) expense, net	(28,481)	7	—	(8,796)	(72)	185	(37,157)
Equity in earnings of affiliated companies	(652)	(2,030)	(40)	(52,436)	(13,018)	(7)	(68,183)
Minority interest in earnings of subsidiaries	—	1,469	—	—	—	—	1,469

Earnings (loss) before income taxes and discontinued operations	$87,420	$30,938	$43,910	$16,376	$24,587	$(1,327)	$201,904

For the year ended December 31, 2006
Net sales	$3,241,251	$2,711,390	$755,976	$—	$398,394	$(4,722)	$7,102,289
Cost of sales(1)	3,001,831	2,412,747	648,924	—	377,031	835	6,441,368
Selling, general and administrative	167,163	238,026	67,791	13,105	31,442	(1,970)	515,557
Restructuring and impairment charges	4,290	65	—	—	16,814	—	21,169
Interest expense (income) net	31,915	25,220	(638)	(10,886)	17,210	(4,461)	58,360
Other (income) expense, net	(9,662)	(1,097)	—	—	(8,033)	1	(18,791)
Equity in (earnings) loss of affiliated companies	(1,456)	(1,727)	(203)	(14,376)	4,083	5	(13,674)
Minority interest in earnings of subsidiaries	—	1,444	5	—	—	—	1,449

Earnings (loss) before income taxes and discontinued operations	$47,170	$36,712	$40,097	$12,157	$(40,153)	$868	$96,851

For the year ended December 31, 2005
Net sales	$3,684,069	$2,586,870	$653,871	$—	$406,965	$4,353	$7,336,128
Cost of sales(1)	3,497,502	2,296,280	569,503	—	385,062	2,764	6,751,111
Selling, general and administrative	151,147	227,433	53,827	27,574	32,588	2,402	494,971
Restructuring and impairment charges	4,121	1,770	—	—	433	57	6,381
Interest expense (income), net	34,889	26,320	1,146	6,248	14,235	(2,965)	79,873
Other (income) expense, net	(14)	(1,603)	—	11,014	—	(102)	9,295
Gain on sale of investment in CF Industries, Inc.	—	—	—	(102,446)	—	—	(102,446)
Equity in (earnings) loss of affiliated companies	(3,969)	(1,341)	—	(42,521)	6,477	11	(41,343)
Minority interest in earnings of subsidiaries	—	1,349	5	—	—	—	1,354

Earnings (loss) before income taxes and discontinued operations	$393	$36,662	$29,390	$100,131	$(31,830)	$2,186	$136,932

2007
Total assets	$865,046	$1,062,686	$676,510	$1,291,667	$288,134	$247,788	$4,431,831
Intersegment sales	23,011	25,508	—	2,613	—	(51,132)	—
Depreciation and amortization	26,342	27,756	2,430	8,459	8,078	11,075	84,140
Capital expenditures	18,004	42,189	2,012	290	5,143	23,423	91,061

2006
Total assets	$873,789	$956,105	$542,004	$172,870	$262,159	$208,002	$3,014,929
Intersegment sales	5,753	18,147	—	—	—	(23,900)	—
Depreciation and amortization	39,951	30,725	2,528	6,114	8,739	7,182	95,239
Capital expenditures	19,418	33,594	2,705	—	11,019	17,027	83,763

2005
Total assets	$899,019	$920,956	$451,069	$168,073	$311,558	$312,294	$3,062,969
Intersegment sales	3,187	13,418	—	—	—	(16,605)	—
Depreciation and amortization	41,151	31,986	2,257	6,088	10,251	7,579	99,312
Capital expenditures	20,462	25,912	2,374	—	17,714	3,962	70,424

(1) Cost of sales includes the year-to-year change in unrealized hedging (gains) losses of:
2007	$(48)	$(5,905)	$(2,737)	$—	$(475)	$(1,120)	$(10,285)
2006	(6,486)	(2,257)	(2,729)	—	(118)	1,234	(10,356)
2005	4,201	(5,815)	(518)	—	(844)	—	(2,976)
     Unrealized hedging (gains) losses attributable to hedging activities within Agriliance are recognized in equity in (earnings) loss of affiliated companies in the Agronomy segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
23. Quarterly Financial Information (Unaudited)
     As discussed in Note 2, the Company has adjusted the consolidated financial statements for the years ended December 31, 2006 and 2005. In addition, the Company has restated its unaudited condensed consolidated financial information for each of the previously reported interim periods of the fiscal year 2007 and each of the interim periods of fiscal year 2006, the effects of which are presented below.

	Restated	Restated	Restated
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
2007
Net sales	$2,182,283	$2,022,016	$2,134,573	$2,586,023	$8,924,895
Gross profit	217,550	189,416	162,288	197,957	767,211
Net earnings	52,631	79,497	5,239	26,430	163,797
     The adjustments to the 2007 quarterly financial statements are as follows:

	2007	2007	2007
	First	Second	Third
	Quarter	Quarter	Quarter
Cost of sales – as previously reported	$1,964,733	$1,832,600	$1,967,905
Adjustment for vendor rebates (earned) deferred	—	—	4,380

Cost of sales – as adjusted	1,194,733	1,832,600	1,972,285

Gross profit – as previously reported	217,550	189,416	166,668
Adjustment for vendor rebates earned (deferred)	—	—	(4,380)

Gross profit – as adjusted	217,550	189,416	162,288

Earnings from operations – as previously reported	74,151	47,214	8,442
Adjustment for vendor rebates earned (deferred)	—	—	(4,380)

Earnings from operations – as adjusted	74,151	47,214	4,062

Equity in earnings of affiliated companies – as previously reported	(6,950)	(58,169)	7,075
Adjustment for vendor rebates (earned) deferred	3,735	40,388	(17,392)

Equity in earnings of affiliated companies – as adjusted	(3,215)	(17,781)	(10,317)

Earnings before income taxes and discontinued operations- as previously reported	65,833	124,641	670
Adjustment for vendor rebates earned (deferred)	(3,735)	(40,388)	13,012

Earnings before income taxes and discontinued operations- as adjusted	62,098	84,253	13,682

Income tax expense – as previously reported	10,896	20,204	3,466
Adjustment for vendor rebates	(1,429)	(15,448)	4,977

Income tax expense – as adjusted	9,467	4,756	8,443

Net earnings from continuing operations- as previously reported	54,937	104,437	(2,796)
Adjustment for vendor rebates earned (deferred)	(2,306)	(24,940)	8,035

Net earnings from continuing operations- as adjusted	52,631	79,497	5,239

Net earnings- as previously reported	54,937	104,437	(2,796)
Adjustment for vendor rebates earned (deferred)	(2,306)	(24,940)	8,035

Net earnings — as adjusted	52,631	79,497	5,239

     The adjustments to the 2006 quarterly financial statements are as follows:

	Restated	Restated	Restated	Restated
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
2006
Net sales	$1,996,718	$1,687,305	$1,524,579	$1,893,687	$7,102,289
Gross profit	179,518	143,838	125,411	212,154	660,921
Net earnings	30,339	19,087	(12,667)	52,186	88,945

	Restated	Restated	Restated	Restated
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
Equity in earnings of affiliated companies — as previously reported	$8,502	$(38,231)	$2,383	$14,051	$(13,295)
Adjustment for vendor rebates (earned) deferred	(6,846)	25,369	(6,526)	(12,376)	(379)

Equity in earnings of affiliated companies — as adjusted	1,656	(12,862)	(4,143)	1,675	(13,674)

Earnings before income taxes and discontinued operations- as previously reported	29,215	36,451	(26,979)	57,785	96,472
Adjustment for vendor rebates earned (deferred)	6,846	(25,369)	6,526	12,376	379

Earnings before income taxes and discontinued operations- as adjusted	36,061	11,082	(20,453)	70,161	96,851

Income tax expense — as previously reported	3,103	1,699	(10,282)	13,286	7,806
Adjustment for vendor rebates	2,619	(9,704)	2,496	4,689	100

Income tax expense — as adjusted	5,722	(8,005)	(7,786)	17,975	7,906

Net earnings from continuing operations- as previously reported	26,112	34,752	(16,697)	44,499	88,666
Adjustment for vendor rebates earned (deferred)	4,227	(15,665)	4,030	7,687	279

Net earnings from continuing operations- as adjusted	30,339	19,087	(12,667)	52,186	88,945

Net earnings- as previously reported	26,112	34,752	(16,697)	44,499	88,666
Adjustment for vendor rebates earned (deferred)	4,227	(15,665)	4,030	7,687	279

Net earnings — as adjusted	30,339	19,087	(12,667)	52,186	88,945
24. Related Party Transactions
     The Company has related party transactions, primarily with equity investees. The Company purchases products from and sells products to Melrose Dairy Proteins, LLC, a 50% voting interest joint venture with Dairy Farmers of America. The Company sells seed and crop protection products and purchases from and sells services to Agriliance LLC, a 50% voting interest joint venture with CHS Inc. The Company purchases aseptic products and sells dairy ingredients to Advanced Food Products, LLC, a 35% voting interest joint venture with a subsidiary of Bongrain, S.A. The Company’s MoArk and Land O’Lakes Purina Feed subsidiaries purchase products from and sell products to equity investees and other related parties. In addition, the Company has financing arrangements with Melrose Dairy Proteins, LLC and Agriliance LLC. Related party transactions for the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006, respectively, are as follows:

	2007	2006	2005

Sales	$721,227	$406,627	$401,818
Purchases	111,812	92,372	82,500
Services provided	18,819	17,650	20,321

	2007	2006

Notes receivable	$12,656	$28,338
Accounts receivable	51,707	18,922
Accounts payable	23,014	9,041

25. Allowance for Doubtful Accounts
     The activity in the allowance for doubtful accounts is as follows:

	Balance at
	Beginning	Charges to		Charge-		Balance at
Description	of Year	Expense(b)	Recoveries	offs	Other(a)	End of Year

Year ended December 31, 2007	$10,554	$3,025	$2,036	$(2,717)	$1,452	$14,350
Year ended December 31, 2006	14,310	1,421	782	(4,323)	(1,636)	10,554
Year ended December 31, 2005	15,538	1,967	1,076	(3,681)	(590)	14,310

(a)	Includes accounts acquisitions and the impact of consolidations.

(b)	Excludes the 2007 effect of the $19.6 million charge to bad debt expense for the Golden Oval note receivable as discussed in Note 26.
26. Subsequent Events
     In 2006, the Company divested its MoArk subsidiary’s liquid egg operations to Golden Oval Eggs, LLC and GOECA, LLP (together “Golden Oval”). MoArk received $37.1 million in net proceeds, plus an additional $17.0 million from Golden Oval in the form of a three-year note which it assigned to the Company, along with the possibility of earn-out amounts if Golden Oval surpassed certain performance measures. MoArk also received $5.0 million of equity in Golden Oval, which it assigned to the Company. The equity consisted of 697,350 shares of Golden Oval’s Class B Units.
     Based on a deterioration in the financial results of Golden Oval during 2007, the Company recorded a $22.0 million charge to establish reserves for the three-year note plus accrued interest and the equity investment in Golden Oval. On February 15, 2008, the Company announced that it had entered into an Amendment to Asset Purchase Agreement (the “Amendment”) that modified certain terms and conditions of the Asset and Purchase Agreement (the “Purchase Agreement”), dated as of May 23, 2006, by and among MoArk, the Company and Golden Oval. In accordance with the Amendment, the principal amount owed under the three-year note and all accrued but unpaid interest was cancelled. In consideration of the agreement by the Company to release Golden Oval from their obligation to pay all principal and interest accrued on the note, Golden Oval granted to the Company the right to acquire certain preferred membership units in Golden Oval pursuant to a Warrant dated as of February 15, 2008. The Warrant grants the Company the right to purchase up to 880,492 non-voting Class A Convertible Preferred Units, which may be converted at the Company’s discretion into the number of fully paid and non-assessable Class A Common Units equal to (i) the aggregate number of Units, other than Class A Convertible Preferred Units, outstanding as of the date of conversion divided by (ii) the aggregate number of Class A Common Units, other than Class A Convertible Preferred Units, outstanding as of the date of the Amendment. The Preferred Units also contain a liquidation preference in the amount of $11.357 per Unit, plus accrued but unpaid dividends. The Warrant has a term of seven years, is vested in full as of the date of grant, and has an exercise price of $0.01 per Class A Preferred Unit. The Company has determined that the Units had an insignificant fair value. In addition, the Company converted, effective February 15, 2008, the 697,350 Class B Units of Golden Oval it received pursuant to the Purchase Agreement into 697,350 Class A Common Units of Golden Oval. The Amendment also releases the Company and MoArk of alleged claims arising from the Agreement and related obligations and cancels any obligations owed by Golden Oval in respect to the earn-out payment.
     On February 24, 2004, Cache La Poudre Feeds, LLC (“Cache”) filed a lawsuit in the United States District Court for the District of Colorado against Land O’Lakes Farmland Feed LLC and certain named individuals claiming trademark infringement with respect to certain animal feed sales under the Profile trade name. The Company denied any wrongdoing and pursued certain counterclaims against Cache. The trial concluded on July 10, 2007, and the jury determined that Cache had suffered actual damages of approximately $0.5 million. In addition, the jury provided an advisory opinion to the judge in which the Company could be required to pay to Cache an additional $14.6 million for alleged profits earned by the Company. On August 30, 2007, the judge entered a final ruling in which he reduced the alleged profits award from $14.6 million to $4.4 million. The jury’s actual damages award of $0.5 million was not reviewed by the judge, and therefore remained at its original amount. Cache filed motions to collect attorney’s fees and interest. Land O’Lakes filed a counter to these motions as well as a motion to reduce the approximately $0.5 million awarded by the jury. The judge ordered the parties to enter mandatory mediation, which occurred in November 2007. Since then, the parties have resolved the dispute, and in 2008 the case was dismissed with prejudice. The Company holds insurance coverage and recorded an accrual at December 31, 2007 for losses in excess of coverage.

27. Consolidating Financial Information
     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.
     In September 2007, in conjunction with Agriliance’s distribution of CPP assets, the Company established Winfield Solutions, LLC (“Winfield”), a wholly owned subsidiary, and consolidated this entity into the Agronomy segment. Winfield is a guarantor of the Company’s financing arrangements. Accordingly, Winfield’s financial information has been included with the consolidated guarantors as of and for the four month period ended December 31, 2007.
     In August 2007, the Company purchased Gold Medal Seeds LTD (“Gold Medal”) and consolidated this entity into the Seed segment. Gold Medal is not a guarantor of the Company’s financing arrangements. Accordingly, Gold Medal’s financial information has been included with the non-guarantor subsidiaries as of and for the five month period ended December 31, 2007.
     In April 2007, the Company sold substantially all the assets related to its Cheese & Protein International LLC (“CPI”) subsidiary, which was a consolidated guarantor of the Company. Accordingly, as of the sale date, the divested operations of CPI have been removed from the consolidated guarantors supplemental financial information. Whereas, CPI was included in the consolidated guarantors supplemental financial information as of and for the year ended December 31, 2006 and for the six months ended December 31, 2005.
     In September 2006, the Company amended its receivable securitization facility and began to consolidate its wholly owned special purpose entity (“SPE”). The SPE is not a guarantor of the Company’s financing arrangements. Accordingly, the SPE’s financial information has been included with the non-guarantor subsidiaries for the three month period ended December 31, 2006 and for the year ended December 31, 2007 and as of December 31, 2007 and 2006.
     In January 2006, the Company completed the purchase of the remaining 49.9% ownership position in Penny-Newman Milling LLC (“Penny-Newman”), which gave Land O’Lakes 100% ownership of the entity. Accordingly, the Penny-Newman financial information has been combined with the consolidated guarantors in the following supplemental financial information as of and for the year ended December 31, 2007 and 2006.
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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2007

	Land
	O’Lakes, Inc.		Non
	Parent	Consolidated	-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,411	$17,036	$87,392	$—	$116,839
Receivables, net	352,798	544,941	872,574	(763,606)	1,006,707
Intercompany receivables	—	146,951	—	(146,951)	—
Inventories	390,236	527,014	47,265	—	964,515
Prepaid expenses	454,073	398,820	3,140	—	856,033
Other current assets	55,602	19,637	939	—	76,178

Total current assets	1,265,120	1,654,399	1,011,310	(910,557)	3,020,272

Investments	1,361,795	48,312	15,492	(1,121,621)	303,978
Property, plant and equipment, net	197,175	270,044	84,533	—	551,752
Goodwill, net	211,900	47,632	58,692	—	318,224
Other intangibles, net	3,586	113,440	2,141	—	119,167
Other assets	32,281	35,927	53,965	(3,735)	118,438

Total assets	$3,071,857	$2,169,754	$1,226,133	$(2,035,913)	$4,431,831

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$—	$3,815	$879,785	$(751,430)	$132,170
Current portion of long-term debt	1,879	396	2,907	—	5,182
Accounts payable	498,081	629,981	34,408	(12,117)	1,150,353
Intercompany payables	90,209	55,855	887	(146,951)	—
Customer advances	514,069	410,870	1,301	—	926,240
Accrued expenses	157,360	152,233	31,677	(3,794)	337,476
Patronage refunds and other member equities payable	28,065	—	—	—	28,065

Total current liabilities	1,289,663	1,253,150	950,965	(914,292)	2,579,486

Long-term debt	578,380	142	33,080	—	611,602
Employee benefits and other liabilities	171,646	25,002	5,752	—	202,400
Minority interests	—	1,558	4,617	—	6,175
Commitments and contingencies

Equities:
Capital stock	1,701	—	2,909	(2,909)	1,701
Additional paid-in capital	—	639,343	118,230	(757,573)	—
Member equities	937,126	—	—	—	937,126
Accumulated other comprehensive (loss) earnings	(61,931)	(189)	476	(287)	(61,931)
Retained earnings	155,272	250,748	110,104	(360,852)	155,272

Total equities	1,032,168	889,902	231,719	(1,121,621)	1,032,168

Total liabilities and equities	$3,071,857	$2,169,754	$1,226,133	$(2,035,913)	$4,431,831

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	Land
	O’Lakes,		Non
	Inc. Parent	Consolidated	-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$4,804,249	$3,507,453	$613,193	$—	$8,924,895
Cost of sales	4,440,713	3,190,183	526,788	—	8,157,684

Gross profit	363,536	317,270	86,405	—	767,211

Selling, general and administrative	302,570	288,266	31,395	—	622,231
Restructuring and impairment charges	2,677	595	698	—	3,970
Gain on insurance settlement	—	(5,941)	—	—	(5,941)

Earnings from operations	58,289	34,350	54,312	—	146,951

Interest expense (income), net	54,844	1,592	(7,518)	—	48,918
Other income, net	(8,611)	(28,474)	(72)	—	(37,157)
Equity in earnings of affiliated companies	(185,068)	(2,399)	(17,283)	136,567	(68,183)
Minority interest in earnings of subsidiaries	—	—	1,469	—	1,469

Earnings before income taxes	197,124	63,631	77,716	(136,567)	201,904
Income tax expense	33,327	502	4,278	—	38,107

Net earnings	$163,797	$63,129	$73,438	$(136,567)	$163,797

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

	Land
	O’Lakes,
	Inc. Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$163,797	$63,129	$73,438	$(136,567)	$163,797
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	41,708	33,490	8,942	—	84,140
Amortization of deferred financing costs	1,819	288	146	—	2,253
Bad debt expense	20,834	1,736	9	—	22,579
Proceeds from patronage revolvement received	6,701	5	—	—	6,706
Non-cash patronage income	(2,410)	(133)	—	—	(2,543)
Insurance recovery — business interruption	—	4,551	—	—	4,551
Deferred income tax benefit	(6,785)	(22,870)	—	—	(29,655)
Increase in other assets	(754)	(2,064)	(948)	—	(3,766)
Increase (decrease) in other liabilities	1,436	545	(6)	—	1,975
Restructuring and impairment charges	2,677	595	698	—	3,970
Gain on divestiture of business	—	(28,474)	—	—	(28,474)
Gain on sale of investments	(8,611)	—	(72)	—	(8,683)
Gain on insurance settlement	—	(5,941)	—	—	(5,941)
Equity in earnings of affiliated companies	(185,068)	(2,399)	(17,283)	136,567	(68,183)
Dividends from investments in affiliated companies	20,643	2,461	10,595	—	33,699
Minority interests	—	—	1,469	—	1,469
Other	(1,939)	(275)	(1,424)	—	(3,638)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(52,740)	(187,257)	(405,109)	350,961	(294,145)
Inventories	(9,488)	(188,315)	(9,147)	—	(206,950)
Prepaids and other current assets	(130,594)	(384,149)	2,305	—	(512,438)
Accounts payable	115,127	479,888	6,662	(14,965)	586,712
Customer advances	130,012	379,008	(2,296)	—	506,724
Accrued expenses	(19,687)	88,088	7,378	(1,160)	74,619

Net cash provided (used) by operating activities	86,678	231,907	(324,643)	334,836	328,778

Cash flows from investing activities:
Additions to property, plant and equipment	(41,948)	(43,641)	(5,472)	—	(91,061)
Acquisitions	(58)	—	(2,872)	—	(2,930)
Investments in affiliates	(331,399)	—	(275)	—	(331,674)
Distributions from investment is affiliated companies	25,000	—	—	—	25,000
Net settlement on repositioning investment in joint venture	77,550	(165,425)	—	—	(87,875)
Net proceeds from divestitures of businesses	211,851	—	250	—	212,101
Proceeds from sale of investments	475	—	151	—	626
Proceeds from sale of property, plant and equipment	3,568	3,526	3,408	—	10,502
Insurance proceeds for replacement assets	—	8,635	—	—	8,635
Change in notes receivable	(92)	26	(18,588)	248	(18,406)
Other	209	(227)	(184)	—	(202)

Net cash used by investing activities	(54,844)	(197,106)	(23,582)	248	(275,284)

Cash flows from financing activities:
(Decrease) increase in short-term debt	(476)	509	410,450	(335,084)	75,399
Proceeds from issuance of long-term debt	2,757	1,830	3,750	—	8,337
Principal payments on long-term debt and capital lease obligations	(9,190)	(12,607)	(20,001)	—	(41,798)
Payments for redemption of member equities	(58,049)	—	—	—	(58,049)
Distributions to members	36,811	(23,111)	(13,700)	—	—
Other	(252)	1	—	—	(251)

Net cash (used) provided by financing activities	(28,399)	(33,378)	380,499	(335,084)	(16,362)

Net increase in cash	3,435	1,423	32,274	—	37,132
Cash and cash equivalents at beginning of year	8,976	15,613	55,118	—	79,707

Cash and cash equivalents at end of year	$12,411	$17,036	$87,392	$—	$116,839

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2006

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,976	$15,613	$55,118	$—	$79,707
Receivables, net	300,803	266,680	449,742	(412,645)	604,580
Intercompany receivables	77,042	—	—	(77,042)	—
Inventories	227,258	204,814	39,324	—	471,396
Prepaid expenses	339,507	7,735	3,181	—	350,423
Other current assets	35,502	19,199	3,203	—	57,904

Total current assets	989,088	514,041	550,568	(489,687)	1,564,010

Investments	1,115,250	42,809	8,323	(915,293)	251,089
Property, plant and equipment, net	183,580	388,410	93,079	—	665,069
Goodwill, net	184,414	83,019	59,094	—	326,527
Other intangibles, net	4,789	88,255	1,999	—	95,043
Other assets	28,392	36,557	51,729	(3,487)	113,191

Total assets	$2,505,513	$1,153,091	$764,792	$(1,408,467)	$3,014,929

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$2,005	$3,306	$469,335	$(416,346)	$58,300
Current portion of long-term debt	449	403	10,120	—	10,972
Accounts payable	335,955	165,950	25,097	2,848	529,850
Intercompany payables	—	74,513	2,529	(77,042)	—
Customer advances	384,057	31,862	3,597	—	419,516
Accrued expenses	107,792	94,146	24,299	(2,634)	223,603
Patronage refunds and other member equities payable	18,626	—	—	—	18,626

Total current liabilities	848,884	370,180	534,977	(493,174)	1,260,867

Long-term debt	586,030	10,911	42,118	—	639,059
Employee benefits and other liabilities	137,872	27,542	8,032	—	173,446
Minority interests	—	4,808	4,022	—	8,830
Commitments and contingencies

Equities:
Capital stock	1,828	100	37	(137)	1,828
Additional paid-in capital	—	504,118	139,820	(643,938)	—
Member equities	904,183	—	—	—	904,183
Accumulated other comprehensive loss	(66,276)	(16)	—	16	(66,276)
Retained earnings	92,992	235,448	35,786	(271,234)	92,992

Total equities	932,727	739,650	175,643	(915,293)	932,727

Total liabilities and equities	$2,505,513	$1,153,091	$764,792	$(1,408,467)	$3,014,929

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

	Land
	O’Lakes,
	Inc. Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$3,269,031	$3,336,244	$497,014	$—	$7,102,289
Cost of sales	2,958,004	3,015,590	467,774	—	6,441,368

Gross profit	311,027	320,654	29,240	—	660,921

Selling, general and administrative	227,057	254,241	34,259	—	515,557
Restructuring and impairment charges	4,291	64	16,814	—	21,169

Earnings (loss) from operations	79,679	66,349	(21,833)	—	124,195

Interest expense (income), net	46,140	13,391	(1,171)	—	58,360

Other income, net	(9,661)	(1,097)	(8,033)	—	(18,791)
Equity in (earnings) loss of affiliated companies	(50,180)	(1,477)	3,348	34,635	(13,674)
Minority interest in (loss) earnings of subsidiaries	(62)	—	1,511	—	1,449

Earnings (loss) before income taxes	93,442	55,532	(17,488)	(34,635)	96,851
Income tax expense	4,497	1,562	1,847	—	7,906

Net earnings (loss)	$88,945	$53,970	$(19,335)	$(34,635)	$88,945

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	Land
	O’Lakes,
	Inc. Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$88,945	$53,970	$(19,335)	$(34,635)	$88,945
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	40,196	44,897	10,146	—	95,239
Amortization of deferred financing costs	2,109	79	38	—	2,226
Bad debt (recovery) expense	(588)	2,025	(16)	—	1,421
Proceeds from patronage revolvement received	8,882	281	—	—	9,163
Non-cash patronage income	(1,765)	(62)	—	—	(1,827)
Deferred income tax expense	13,500	—	—	—	13,500
Decrease (increase) in other assets	4,984	(2,044)	(47)	—	2,893
Increase (decrease) in other liabilities	2,972	(64)	(13)	—	2,895
Restructuring and impairment charges	4,291	64	16,814	—	21,169
Gain on divestiture of businesses	—	(954)	(8,033)	—	(8,987)
(Gain) loss on sale of investments	(8,078)	98	—	—	(7,980)
Equity in (earnings) loss of affiliated companies	(50,180)	(1,477)	3,348	34,635	(13,674)
Dividends from investments in affiliated companies	2,034	1,202	1,500	—	4,736
Minority interests	(62)	—	1,511	—	1,449
Other	(2,011)	(7)	(1,592)	—	(3,610)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(3,024)	(78,658)	(342,468)	462,306	38,156
Inventories	11,804	(30,965)	(426)	—	(19,587)
Prepaids and other current assets	(54,440)	(6,693)	185	—	(60,948)
Accounts payable	(95,710)	55,603	(17,834)	6,317	(51,624)
Customer advances	32,054	(10,597)	2,186	—	23,643
Accrued expenses	41,047	14,207	7,186	(3,108)	59,332

Net cash provided (used) by operating activities	36,960	40,905	(346,850)	465,515	196,530

Cash flows from investing activities:
Additions to property, plant and equipment	(36,123)	(34,647)	(12,993)	—	(83,763)
Acquisitions	(84,187)	(3,873)	—	—	(88,060)
Investment in affiliates	(22,925)	—	(4,025)	22,000	(4,950)
Net proceeds from divestitures of businesses	—	5,407	37,059	—	42,466
Proceeds from sale of investments	8,372	902	—	—	9,274
Proceeds from sale of property, plant and equipment	358	1,193	203	—	1,754
Change in notes receivable	21,802	885	(2,149)	(4,757)	15,781
Other	1,184	3,901	2,098	—	7,183

Net cash (used) provided by investing activities	(111,519)	(26,232)	20,193	17,243	(100,315)

Cash flows from financing activities:
Increase (decrease) in short-term debt	1,329	1,037	359,851	(460,758)	(98,541)
Proceeds from issuance of long-term debt	2,341	710	13,400	—	16,451
Principal payments on long-term debt and capital lease obligations	(959)	(807)	(34,783)	—	(36,549)
Payments for debt issuance costs	(1,536)	—	(7)	—	(1,543)
Distribution to members	6,500	—	(6,500)	—	—
Payments for redemption of member equities	(80,614)	—	—	—	(80,614)
Other	(622)	—	27,555	(22,000)	4,933

Net cash (used) provided by financing activities	(73,561)	940	359,516	(482,758)	(195,863)
Net cash used by operating activities of discontinued operations	(349)	—	—	—	(349)

Net (decrease) increase in cash	(148,469)	15,613	32,859	—	(99,997)
Cash and cash equivalents at beginning of year	157,445	—	22,259	—	179,704

Cash and cash equivalents at end of year	$8,976	$15,613	$55,118	$—	$79,707

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

	Land
	O’Lakes,
	Inc. Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$3,414,033	$3,227,703	$694,392	$—	$7,336,128
Cost of sales	3,173,271	2,915,261	662,579	—	6,751,111

Gross profit	240,762	312,442	31,813	—	585,017

Selling, general and administrative	215,731	240,958	38,282	—	494,971
Restructuring and impairment charges	4,179	1,769	433	—	6,381

Earnings (loss) from operations	20,852	69,715	(6,902)	—	83,665

Interest expense, net	72,846	1,471	5,556	—	79,873

Other expense (income), net	10,335	(1,040)	—	—	9,295
Gain on sale of investment in CF Industries, Inc.	(102,446)	—	—	—	(102,446)
Equity in (earnings) loss of affiliated companies	(96,670)	(1,369)	6,477	50,219	(41,343)
Minority interest in earnings of subsidiaries	240	142	972	—	1,354

Earnings (loss) before income taxes and discontinued operations	136,547	70,511	(19,907)	(50,219)	136,932
Income tax expense (benefit)	6,920	2,844	(2,459)	—	7,305

Net earnings (loss) from continuing operations	129,627	67,667	(17,448)	(50,219)	129,627
Earnings from discontinued operations, net of income taxes	2,167	—	—	—	2,167

Net earnings (loss)	$131,794	$67,667	$(17,448)	$(50,219)	$131,794

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

	Land
	O’Lakes,
	Inc. Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$131,794	$67,667	$(17,448)	$(50,219)	$131,794
Earnings from discontinued operations, net of income tax benefit	(2,167)	—	—	—	(2,167)
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	42,237	38,434	18,641	—	99,312
Amortization of deferred financing costs	7,188	1,222	323	—	8,733
Loss on extinguishment of debt	11,014	—	—	—	11,014
Bad debt expense	762	1,029	176	—	1,967
Proceeds from patronage revolvement received	5,551	2,572	—	—	8,123
Non-cash patronage income	(408)	(1,444)	—	—	(1,852)
Deferred income tax expense	6,956	—	—	—	6,956
Decrease (increase) in other assets	5,558	(1,556)	(205)	331	4,128
Increase (decrease) in other liabilities	4,554	(984)	—	—	3,570
Restructuring and impairment charges	4,179	1,769	433	—	6,381
Gain on sale of investments	(102,547)	(1,034)	—	—	(103,581)
Equity in (earnings) loss of affiliated companies	(96,670)	(1,369)	6,477	50,219	(41,343)
Dividends from investments in affiliated companies	33,201	1,323	726	—	35,250
Minority interests	240	142	972	—	1,354
Other	(319)	(644)	(5,291)	—	(6,254)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(259,014)	73,724	10,639	160,033	(14,618)
Inventories	283	(19,278)	12,937	—	(6,058)
Prepaids and other current assets	(13,320)	(2,180)	(30,839)	—	(46,339)
Accounts payable	49,139	60,663	4,331	(13,265)	100,868
Customer advances	50,990	10,886	1,411	—	63,287
Accrued expenses	(11,171)	26,037	(1,357)	(474)	13,035

Net cash (used) provided by operating activities	(131,970)	256,979	1,926	146,625	273,560

Cash flows from investing activities:
Additions to property, plant and equipment	(17,882)	(26,669)	(25,873)	—	(70,424)
Acquisitions, net of cash acquired	(38,304)	(7,797)	—	—	(46,101)
Investment in affiliates	(93,616)	—	(5,450)	93,500	(5,566)
Net proceeds from divestitures of businesses	—	—	2,635	—	2,635
Proceeds from sale of investments	315,900	1,000	—	—	316,900
Proceeds from sale of property, plant and equipment	397	9,218	12,582	—	22,197
Change in notes receivable	(18,883)	3,706	(51)	—	(15,228)
Other	21,061	(1)	(179)	—	20,881

Net cash provided (used) by investing activities	168,673	(20,543)	(16,336)	93,500	225,294

Cash flows from financing activities:
Increase (decrease) in short-term debt	172,787	(36,594)	22,688	(137,625)	21,256
Proceeds from issuance of long-term debt	(129)	629	1,522	—	2,022
Principal payments on long-term and capital lease obligations	(264,247)	—	(106,653)	(9,000)	(379,900)
Payments for debt extinguishment costs	(11,014)	—	—	—	(11,014)
Distribution to members	183,830	(183,830)	—	—	—
Payments for redemption of member equities	(68,714)	—	—	—	(68,714)
Other	(2,957)	2	94,462	(93,500)	(1,993)

Net cash provided (used) by financing activities	9,556	(219,793)	12,019	(240,125)	(438,343)
Net cash provided by operating activities of discontinued operations	3,922	—	—	—	3,922
Net cash provided by investing activities of discontinued operations	42,135	—	—	—	42,135

Net increase (decrease) in cash	92,316	16,643	(2,391)	—	106,568
Cash and cash equivalents at beginning of year	65,129	(16,643)	24,650	—	73,136

Cash and cash equivalents at end of year	$157,445	$—	$22,259	$—	$179,704

CERTIFIED PUBLIC ACCOUNTANTS A Professional Limited Company	425 West Capitol, Suite 3300 Little Rock, Arkansas 72201 501-376-9241 •800-766-9241 Fax: 501-374-5520 www.msfrost.com
Report of Independent Registered Public Accounting Firm
Members and Management
Moark, LLC and Subsidiaries
Norco, California
     We have audited the accompanying consolidated balance sheets of Moark, LLC and Subsidiaries as of December 22, 2007 and December 23, 2006, and the related consolidated statements of operations, members’ equity and cash flows for the years ended December 22, 2007, December 23, 2006 and December 24, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moark, LLC and Subsidiaries as of December 22, 2007 and December 23, 2006, and the consolidated results of their operations and their cash flows for the years ended December 22, 2007, December 23, 2006 and December 24, 2005 in conformity with U.S. generally accepted accounting principles.

Certified Public Accountants

Little Rock, Arkansas
March 13, 2008
     Moore Stephens Frost is an independent firm associated with Moore Stephens International Limited.

MOARK, LLC
AND SUBSIDIARIES
Consolidated Balance Sheets
December 22, 2007 and December 23, 2006

	2007	2006

Assets

Current assets
Cash and cash equivalents	$28,234,319	$2,638,607
Accounts receivable — trade, less allowance for doubtful accounts of $672,963 and $712,601 in 2007 and 2006, respectively	56,086,392	37,270,440
Inventories	36,655,219	32,607,392
Refundable income taxes	—	317,195
Current portion of notes receivable	39,766	205,641
Prepaid expenses and other current assets	3,710,541	2,025,910
Assets held for sale	67,685	250,922

Total current assets	124,793,922	75,316,107

Property, plant and equipment
Land	6,747,524	6,747,524
Land improvements	1,343,836	1,349,692
Buildings and leasehold improvements	40,613,330	40,305,799
Machinery and equipment	63,886,757	65,422,523
Vehicles	8,079,844	7,752,837
Furniture and fixtures	1,362,869	1,331,634
Construction in progress	954,512	1,164,426

	122,988,672	124,074,435
Less accumulated depreciation	(44,859,599)	(41,360,758)

Net property, plant and equipment	78,129,073	82,713,677

Investments, intangible and other assets
Notes receivable, less current portion	29,827	3,106,792
Investment in affiliates	10,988,297	4,578,520
Other assets	969,072	296,623
Intangible assets — finite-lived, net	1,694,115	1,868,671
Goodwill	58,279,535	58,981,819

Total investments, intangibles and other assets	71,960,846	68,832,425

Total assets	$274,883,841	$226,862,209

	2007	2006

Liabilities and Members’ Equity

Current liabilities
Accounts payable	$29,772,004	$17,683,467
Accrued wages, salaries and bonuses	4,520,122	4,963,222
Accrued expenses and other current liabilities	16,971,875	12,291,602
Income taxes payable	1,543,493	51,870
Current maturities of long-term debt and capital lease obligations	2,906,851	3,193,910
Current deferred income taxes	359,758	1,428,039

Total current liabilities	56,074,103	39,612,110

Long-term debt and capital lease obligations, less current maturities	32,961,622	48,585,924

Deferred income taxes	5,523,304	7,809,040

Members’ equity	180,324,812	130,855,135

Total liabilities and members’ equity	$274,883,841	$226,862,209

     The accompanying notes are an integral part of these consolidated financial statements.

MOARK, LLC
AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 22, 2007,
December 23, 2006 and December 24, 2005

	2007	2006	2005

Net sales	$513,947,844	$398,394,377	$406,965,095

Cost of sales	435,799,068	377,414,014	385,673,833

Gross profit	78,148,776	20,980,363	21,291,262

Expenses
General and administrative	12,397,247	15,836,729	23,159,719
Selling	14,984,769	14,755,012	14,982,068
Goodwill impairment	—	16,814,281	—

Total expenses	27,382,016	47,406,022	38,141,787

Operating income (loss)	50,766,760	(26,425,659)	(16,850,525)

Other income (expense)
Interest expense	(3,085,121)	(4,774,509)	(5,737,363)
Interest and other income	1,688,564	2,051,715	2,004,171
Equity in earnings (losses) of affiliates	17,283,183	(3,348,339)	(6,477,425)
Gain (loss) on sale of assets	(184,575)	7,889,656	5,718,015

Total other income (expense)	15,702,051	1,818,523	(4,492,602)

Income (loss) before income taxes	66,468,811	(24,607,136)	(21,343,127)

Income tax expense (benefit)	2,596,850	406,409	(3,581,937)

Net income (loss)	$63,871,961	$(25,013,545)	$(17,761,190)

The accompanying notes are an integral part of these consolidated financial statements.

MOARK, LLC
AND SUBSIDIARIES
Consolidated Statements of Members’ Equity
For the Years Ended December 22, 2007,
December 23, 2006 and December 24, 2005

Balance — December 26, 2004	$134,686,040
Net loss	(17,761,190)

Balance — December 24, 2005	116,924,850
Member contribution	45,443,830
Net loss	(25,013,545)
Distributions to member	(6,500,000)

Balance — December 23, 2006	130,855,135
Net income	63,871,961
Distributions to member	(14,402,284)

Balance — December 22, 2007	$180,324,812

The accompanying notes are an integral part of these consolidated financial statements.

MOARK, LLC
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 22, 2007,
December 23, 2006 and December 24, 2005

	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$63,871,961	$(25,013,545)	$(17,761,190)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	8,428,333	8,475,516	7,406,448
Amortization	174,557	261,937	374,162
(Gain) loss on sale of assets	256,812	143,747	(6,043,797)
Loss on sale of assets held for sale	(72,237)	(8,033,403)	—
Equity in (earnings) and losses of affiliates	(17,283,182)	3,348,339	6,477,425
Net change in operating assets held for sale	—	(2,394,632)	(10,479)
Change in deferred income taxes	(3,354,017)	(1,207,437)	(7,199,484)
Goodwill impairment	—	16,814,281	—
Changes in operating assets and liabilities
Accounts receivable — trade	(18,014,230)	2,359,269	716,381
Inventories	(4,047,827)	(2,173,190)	465,433
Refundable income taxes	317,195	(317,195)	863,258
Prepaid expenses and other current assets	(1,684,631)	436,106	(62,057)
Accounts payable	12,088,537	(3,351,108)	(3,185,887)
Accrued expenses and other current liabilities	4,237,173	3,549,268	4,537,041
Income taxes payable	1,491,623	(690,330)	742,200

Net cash provided (used) by operating activities	46,410,067	(7,792,377)	(12,680,546)

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	51,706	240,333	12,539,058
Purchases of property, plant and equipment	(4,811,989)	(11,019,137)	(15,310,448)
Purchase of subsidiaries, net of cash acquired	—	—	(250,000)
Distributions from affiliates	11,124,327	—	—
Investments of affiliates	—	(2,525,000)	(4,772,154)
Proceeds from sale of assets and liabilities held for sale	72,237	60,000,000	—
Other assets	(672,450)	(226,683)	127,149
Collections on notes receivable	3,242,840	83,570	131,249

Net cash provided (used) by investing activities	9.006,671	46.553,083	(7,535.146)

	2007	2006	2005
Cash flows from financing activities
Net borrowings (repayments) on notes payable	$—	$(19,000,000)	$19,000,000
Proceeds from long-term debt	—	13,000,000	—
Repayments of long-term debt	(14,484,200)	(28,132,588)	(13,653,172)
Repayments of capital lease obligations	(1,636,826)	(1,521,801)	(1,419,589)
Distributions to members, net	(13,700,000)	(6,500,000)	—

Net cash provided (used) by financing activities	(29,821,026)	(42,154,389)	3,927,239

Net increase (decrease) in cash and cash equivalents	25,595,712	(3,393,683)	(16,288,453)

Cash and cash equivalents — beginning of year	2,638,607	6,032,290	22,320,743

Cash and cash equivalents — end of year	$28,234,319	$2,638,607	$6,032,290

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest, including capital interest of $315,000 during 2006	$3,260,330	$5,384,015	$5,666,853
Income taxes (net of refunds received)	3,726,609	3,567,198	1,046,453

Supplementary disclosures of non-cash transactions
Purchase of property, plant and equipment through capital lease obligations	$209,665	$—	$50,792
Goodwill contributed by (distributed to) member	(702,284)	45,443,830	—
The accompanying notes are an integral part of these consolidated financial statements.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
1. Summary of Significant Accounting Policies
a.	Basis of presentation — Moark, LLC (“Moark”) is a top tier marketer and producer of shell eggs that are sold to retail and wholesale customers for consumer and industrial use throughout the United States. Its operations up through June 2006 also included processed egg products, see Note 7. Moark operates 48 facilities in the states of California, Colorado, Connecticut, Iowa, New Mexico, Missouri and Ohio.
     On January 27, 2006, Land O Lakes, Inc (“LOL”) purchased the remaining 42.5% member interest in Moark from Osborne Investments, Inc. for $71.0 million in cash. The transaction increased LOL’s ownership in Moark from 57.5% to 100%. As a result of the transaction, LOL contributed approximately $45.4 million of additional goodwill, which included $12.9 million that was allocated to the liquid egg operations, see Note 7.
b.	Principles of consolidation — The consolidated financial statements include the accounts of Moark and all subsidiaries in which Moark has the ability to exercise significant control over operating and financial policies. The entities (collectively referred to as the “Company”) which are included in the consolidated financial statements are Moark, LLC, Premier Farms, LLC, Moark Egg Corporation, Norco Ranch Holding Company, Inc., Norco Ranch, Inc., Hi Point Industries, LLC, L&W Egg Products, Inc., Kofkoff Egg Farm, LLC, Whip-O-Will Egg Farms, LLC, Pacheco Egg Farms, LLC, Kofkoff Feed, Inc., Colchester Foods, Inc., Fitchville Realty, Inc., Egg Express, Inc., McAnally Enterprises, LLC, Southern New England Egg, LLC, Cutler at Abbeville, LLC, Sunbest Farms of Iowa, LLC, and Sunbest Foods of Iowa, Inc. See Note 7 regarding the sale of the Company’s liquid egg operations. All significant intercompany balances and transactions have been eliminated.

c.	Business environment — The Company operates as a marketer and producer of shell eggs covering the majority of the United States. Its operations up through June 2006 also included processed egg products. As such, it operates in an environment wherein the commodity nature of both its products for sale and its primary raw materials causes sales prices and production costs to fluctuate, often on a short-term basis, due to the worldwide supply and demand situation for those commodities. The supply and demand factors for its products for sale and the supply and demand factors for its primary raw materials correlate to a degree, but are not the same, thereby causing margins between sales prices and production costs to increase, to decrease, or to invert, often on a short-term basis.

d.	Limited liability company — Since Moark is a limited liability company, no interest holder of the Company shall be personally liable for the debts, obligations or liabilities of Moark, unless the individual has signed a specific personal guarantee. Moark shall dissolve upon the sale of all or substantially all of the property of Moark; the vote by the managers to dissolve, winding up, or liquidation of the Company; entry of a decree of judicial dissolution pursuant to a legal authority; or on December 31, 2050.

e.	Fiscal year — The Company uses a 52-53 week fiscal year ending during December. The years ended December 22, 2007, December 23, 2006 and December 24, 2005 consisted of 52-week periods.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
1. Summary of Significant Accounting Policies (cont.)
f.	Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g.	Revenue recognition — Revenue is recognized by the Company when the following criteria are met: persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; the Company’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.

h.	Cash equivalents — For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

i.	Accounts receivable — The Company reviews their customer accounts on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected. In addition, the Company has established a general reserve based on historical percentages of bad debts. Amounts will be written off at the point when collection attempts on the accounts have been exhausted. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. Past due status is determined based upon contractual terms. While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Company.

j.	Inventories — Layer flock inventories are valued at amortized cost. All other inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

k.	Property, plant and equipment — Property, plant and equipment contributed in connection with the initial establishment of the Company was recorded at its estimated fair values at the date of contribution. Additions to property, plant and equipment are recorded at original cost. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets.
     Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease and included in depreciation in the Company’s consolidated financial statements.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
1.	Summary of Significant Accounting Policies (cont.)
l.	Long-lived assets — The Company reviews the carrying value of property and equipment for impairment whenever triggering events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying amount exceeds the fair value of assets. Based upon management’s assessment of the existing assets, management recorded an impairment loss of approximately $657,000, $0 and $423,000 during 2007, 2006 and 2005, respectively. The impairment charge represents the excess of the carrying value of the asset over its fair value. The impairment change is included in the Company’s cost of sales in the consolidated statements of operations.

m.	Goodwill — As a result of certain acquisition and merger transactions, the Company has recorded goodwill for the excess of the amount paid over the fair value of the assets acquired at the date of the acquisition or merger. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires companies to evaluate goodwill for impairment at least on an annual basis. During the year ended December 23, 2006, the Company recorded an impairment loss of $16,814,281 related to goodwill, resulting from the impairment test completed, using a discounted cash flow analysis that requires certain assumptions and estimates be made regarding industry economic factors and future profitability. Based upon management’s evaluation of goodwill for possible impairment, it was determined that no impairment existed at December 22, 2007 or December 24, 2005.

n.	Franchise agreements — Fees paid to acquire franchises are reported as intangible assets — finite-lived, net of accumulated amortization and are being amortized to operations over the life of the franchise on the straight-line method. The franchise agreements granted certain rights to the Company to produce, sell and distribute certain product lines for an initial term of 20 years with options to renew. The agreements required an initial payment and monthly service fees based on a percentage of net sales of the products sold. The Company has also agreed to comply with franchise requirements relating to insurance limits, feed additives, packaging supplies and promotional materials.

n.	Other assets — Other assets consist primarily of long-term grower advances, the long-term portion of a prepaid lease agreement and deposits. The prepaid lease agreement is being expensed over the term of the lease.

o	Income taxes — The Company utilizes the liability method of accounting for income taxes. This method requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement basis of assets and liabilities and their related tax basis using enacted tax rates in effect for the years in which the differences are expected to be recovered.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
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
     Timing differences exist for depreciation on certain assets due to the use of the accelerated cost recovery system of depreciation for income tax reporting purposes. In addition, certain of the Company’s incorporated subsidiaries utilized the cash basis method of accounting for income tax reporting prior to being acquired. The difference between this method and the accrual method is being recorded in taxable income over a 10-year period. Long-term deferred income taxes relate primarily to these differences.
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. As part of its adoption, the Company performed an item by item evaluation and considered the state of its ongoing audits by, and discussions with, various taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits in tax expense.
     Moark and several of its subsidiaries are limited liability companies and as such, are treated as partnerships for income tax purposes. Accordingly, the taxable income or loss of these entities is reported on the individual income tax returns of their members. No provisions for income taxes or deferred income tax liability related to these entities are included in the accompanying consolidated financial statements.
p.	Advertising — The Company expenses the costs of advertising as incurred. Advertising costs for the years ended December 22, 2007, December 23, 2006 and December 24, 2005 were approximately $7,047,000, $5,600,000 and $8,276,000, respectively.

q.	Shipping and handling — All shipping and handling costs are expensed as incurred and are included in cost of sales in the accompanying consolidated statements of operations.

r.	Fair value — As of December 22, 2007, December 23, 2006 and December 24, 2005, the stated value of the Company’s long-term receivables approximates their fair value based on current market rates for financial instruments of the same remaining maturities and with similar credit quality.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
1.	Summary of Significant Accounting Policies (cont.)
     The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount of	Value of	Amount of	Value of
	Liability	Liability	Liability	Liability
Long-term debt and capital lease obligations	$35,868,473	$33,633,087	$51,779,834	$50,688,754
s.	Derivative commodity instruments — The Company may from time-to-time use derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in grain commodity prices. These contracts are not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures contracts are marked to market each month and gains and losses (“unrealized gains and losses”) are recognized in earnings. Currently the Company has no outstanding open positions; however its parent, LOL, maintains open derivative contracts, which Moark may receive an intercompany allocation of any resulting gains or losses when these positions are closed. Allocations gains to Moark were approximately $1,319,400 during the year ended December 22, 2007.

t.	Reclassifications — Certain reclassifications have been made to the December 23, 2006 amounts to conform to the December 22, 2007 presentation for accrued wages, salaries and bonuses on the Company’s consolidated balance sheets. The reclassifications had no impact on the net income (loss).

u.	Recently issued accounting pronouncements — In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition measurement of a tax position taken or expected to be taken in a tax return. The effective date of FIN 48 is generally as of the start of the first fiscal year beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair value measurements have on earnings. The primary area in which the Company utilizes fair value measures is evaluating long-term assets for potential impairment. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning December 23, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
1. Summary of Significant Accounting Policies (cont.)
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of SFAS No. 15. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the Company beginning December 23, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on the consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS No. 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The impact of SFAS No. 160 will not have a material impact the Company’s consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its consolidated financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
2. Inventories
     Inventories consist of the following:

	2007	2006

Layer flocks and pullets	$20,686,353	$20,329,724
Feed and feed ingredients	8,929,497	6,142,089
Eggs and egg products	3,348,281	2,640,310
Supplies and other	3,691,088	3,495,269

	$36,655,219	$32,607,392

3. Notes Receivable
     Notes receivable consist of the following:

	2007	2006

Note receivable from an individual; interest at 8%; due in monthly installments of $34,942, including interest. Repaid during 2007.	$—	$3,242,840

Various other notes receivables	69,593	69,593

	69,593	3,312,433
Less current portion	39,766	205,641

Notes receivable, less current portion	$29,827	$3,106,792

     Principal and contractual maturities on the notes receivable are as follows:

2008	$39,766
2009	29,827

$69,593

     The Company reviews their notes receivable on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected. At the point the Company records this amount in reserve; interest income will no longer be accrued. Amounts will be written off when collection attempts on the amounts have been exhausted. All notes receivable are considered fully collectible and, accordingly, no provisions have been made at December 22, 2007 or December 23, 2006.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
4. Capital Leases
     The Company is obligated for certain property, plant and equipment under capital leases that expire at various dates during the next several years. Assets under capital leases, excluding land, are being amortized over their useful lives which range from 5 to 20 years. The amortization expense is included with depreciation expense in the accompanying consolidated statements of operations and cash flows.
     Assets under capital leases consist of the following:

	2007	2006

Land	$200,000	$200,000
Buildings	7,199,618	7,199,618
Machinery and equipment	6,771,995	7,585,221
Accumulated amortization	(6,219,754)	(5,790,780)

Net assets under capital leases	$7,951,859	$9,194,059

     As of December 22, 2007, the future minimum lease payments under capital leases are as follows:

2008	$1,818,515
2009	1,677,052
2010	1,424,000
2011	1,424,000
2012	237,333

Total minimum lease payments	6,580,900

Less amounts representing interest	232,040

Present value of future minimum lease payments	$6,348,860

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
5. Intangible Assets — Finite-Lived
     Intangible assets — finite-lived consisted of the following:

	Franchise Fees	Other	Total
Original cost	$2,549,389	$1,364,125	$3,913,514

Accumulated amortization, December 24, 2005	506,162	1,276,744	1,782,906
Amortization	174,556	87,381	261,937

Accumulated amortization, December 23, 2006	680,718	1,364,125	2,044,843
Amortization	174,556	—	174,556

Accumulated amortization, December 22, 2007	855.274	1,364,125	2,219,399

Net intangible assets — finite-lived	$1,694,115	$—	$1,694,115

     These intangible assets - finite-lived are being amortized over the term of the agreement or the estimated useful period. These lives range from 4 to 20 years. Estimated future amortization expense at December 22, 2007 is as follows:

2008	$174,556
2009	174,556
2010	174,556
2011	174,556
2012	174,556
Thereafter	821,335

$1,694,115

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
6. Goodwill
     The changes in the carrying value of goodwill during the years ended December 22, 2007 and December 23, 2006 are as follows:

	2007	2006

Balance — beginning of the period	$58,981,819	$43,223,768
Goodwill distributed to member	(702,284)	—
Goodwill contributed by member	—	45,443,830
Allocation to assets sold	—	(12,871,498)
Impairment of goodwill	—	(16,814,281)

Balance — end of the period	$58,279,535	$58,981,819

7. Sale of Liquid Egg Operations
     On June 30, 2006, the Company completed the sale of certain assets and liabilities of its liquid egg operations for $60.0 million, which consisted of $38.0 million in cash, $17.0 million in the form of a three-year note payable and $5.0 million in equity in Golden Oval Eggs, LLC and GOECA, LP (together “Golden Oval”), with the possibility of incremental earn-out amounts if Golden Oval surpasses certain performance measures. The note payable and equity in Golden Oval were assigned by the Company to its member, LOL. The Company recognized a gain on the sale of approximately $8.0 million. The Company will continue to have on-going cash flows to the liquid egg operations now owned by Golden Oval. At December 23, 2006 and December 24, 2005, these certain assets and liabilities of the liquid egg operations were presented as assets and liabilities held for sale in the accompanying consolidated balance sheets.
8. Investment in Affiliates
     The Company owns 50% of Grand Mesa Eggs, Inc., which operates as a commercial egg producer with operations located in Colorado. Grand Mesa Eggs, Inc. sold its operating assets during June 2007 and filed its articles of dissolution on December 26, 2007. The Company owns 50% of Delta Egg Farm, LLC (“Delta”) which operates as a producer of shell eggs with operations located in Utah. In addition, the Company owns a 50% interest in Moark/Fort Recovery Egg Marketing, LLC, which operates as a wholesale egg distributor. The Company accounts for these investments under the equity method. The investment reflects the initial price paid for the ownership and there has been no amortization of any differences between the level of investment and the underlying net assets.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
8. Investment in Affiliates (cont.)
     The following is summarized information regarding 100% of the affiliated companies’ assets, liabilities, equity and results of operations:

	Year Ended December 22, 2007
			Moark/Fort
			Recovery
	Grand Mesa	Delta Egg	Egg Marketing,
	Eggs, Inc.	Farm. LLC	LLC	Total

Current assets	$348,170	$12,787,566	$13,555,800	$26,691,536
Property, plant and equipment, net	—	13,750,694	—	13,750,694
Other assets	—	261,413	69,016	330,429

Current liabilities	492,645	820,844	6,793,217	8,106,706
Other liabilities	—	8,830,000	12,554	8,842,554
Stockholders’ or members’ equity (deficit)	(144,475)	17,148,829	6,819,045	23,823,399

Net sales	1,416,885	28,023,872	110,139,591	139,580,348
Cost of goods sold	1,157,097	19,481,790	83,248,687	103,887,574
Selling, general and administrative expenses	129,551	—	758,417	887,968
Net finance expense	12,511	657,726	—	670,237
Net other income (loss)	439,085	(7,288)	—	431,797
Net income	556,811	7,877,068	26,132,487	34,566,366

	Year Ended December 23. 2006
			Moark/Fort
			Recovery
	Grand Mesa	Delta Egg	Egg Marketing,
	Eggs, Inc.	Farm, LLC	LLC	Total

Current assets	$4,588,735	$5,945,452	$6,652,172	$17,186,359
Property, plant and equipment, net	—	15,081,330	—	15,081,330
Other assets	154,830	262,355	70,242	487,427

Current liabilities	2,154,973	2,687,377	5,345,857	10,188,207
Other liabilities	2,086,747	8,830,000	—	10,916,747
Stockholders’ or members’ equity	501,845	9,771,760	1,376,557	11,650,162

Net sales	10,582,683	17,322,774	71,443,852	99,349,309
Cost of goods sold	11,043,245	15,299,411	76,725,374	103,068,030
Selling, general and administrative expenses	766,729	1,133,797	598,291	2,498,817
Net finance expense (benefit)	68,938	789,276	(132)	858,082
Income tax benefit	(415,001)	—	—	(415,001)
Net income (loss)	(881,228)	100,290	(5,879,681)	(6,660,619)

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
8. Investment in Affiliates (cont.)

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
9. Notes Payable
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
     The Company has an available line of credit with availability not to exceed $10,000,000 with a related party. Borrowing under the line of credit bear interest equal to London Interbank Offering rate (“LIBOR”) plus 150 basis points. All borrowings were unsecured and the line of credit matures December 31, 2007. There were no amounts outstanding under this line of credit at December 22, 2007. Interest expense was $104,176 during the year ended December 22, 2007.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
10. Long-Term Debt and Capital Lease Obligations
     Long-term debt and capital lease obligations consist of the following:

	2007	2006
Notes payable to a company and trusts; interest at 8%; secured by the common stock of Norco Ranch, Inc. and the membership interest of McAnally Enterprises, LLC and Hi Point Industries, LLC; payable in monthly installments ranging from $34,880 to $135,394, including interest, through April 2011 to February 2023.	$29,399,065	$30,621,238

Capital lease obligation payable to a company; interest imputed at 7.00%; payable in monthly installments of $118,667, including interest, through February 2012.	5,769,006	6,751,525

Various capital lease obligations with a financing company; interest ranging from 5.92% to 8.25%; secured by certain equipment; payable in monthly installments ranging from $1,342 to $19,023, including interest, through dates ranging from February 2008 through November 2009.	579,854	1,216,065

Notes payables to an individual; secured by certain equipment; payable in monthly installments, including interest of $733, through August 2009.	120,548	191,006

Credit agreements, consisting of: (1) a revolving commitment not to exceed $40,000,000, subject to a borrowing base computation, payable to a lender group made up of certain banks and agricultural credit associations; interest is to be charged as defined (6.85% as of December 23, 2006) paid quarterly; secured by substantially all assets of the Company and matures June 2009.	—	13,000,000

	35,868,473	51,779,834
Less current maturities	2,906,851	3,193,910

Long-term debt and capital lease obligations, less current maturities	$32,961,622	$48,585,924

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
10. Long-Term Debt and Capital Lease Obligations (cont.)
     Annual maturities of long-term debt and capital lease obligations are as follows:

	Long-Term	Capital Lease
	Debt	Obligations	Total

2008	$1,347,760	$1,559,091	$2,906,851
2009	1,429,798	1,523,424	2,953,222
2010	1,491,770	1,388,597	2,880,367
2011	1,479,426	1,488,979	2,968,405
2012	1,529,677	388,769	1,918,446
Thereafter	22,241,182	—	22,241,182

	$29,519,613	$6,348,860	$35,868,473

     The Company’s notes payable and revolving line of credit agreements with certain banks, agricultural credit associations, and certain individuals require compliance with certain restrictive covenants, including the maintenance of minimum levels of equity and working capital. In addition, these covenants restrict dividend payments, capital expenditures, investments, stockholder loans, fundamental changes in ownership, and the granting of loans or extensions of credit. As of December 22, 2007, the Company was in compliance with these restrictions and covenants.
11. Outstanding Checks
     The Company had outstanding checks in excess of bank balances on certain of its subsidiaries of approximately $10,747,000, $5,920,000 and $3,780,000 as of December 22, 2007, December 23, 2006 and December 24, 2005, respectively. The bank accounts utilized by the subsidiaries do not automatically draft funds from Moark’s corporate bank; therefore, these outstanding checks were reclassified into accounts payable for the consolidated financial statement presentation.
12. Income Taxes
     Income taxes consist of the following:

	2007	2006	2005

Current provision (benefit)	$(757,167)	$(801,028)	$3,617,547
Deferred provision (benefit)	3,354,017	1,207,437	(7,199,484)

	$2,596,850	$406,409	$(3,581,937)

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
12.	Income Taxes (cont.)

The Company’s provision for income taxes varies from the statutory U.S. tax rate primarily due to the effect of state income taxes, certain nondeductible expenses and the partnership tax treatment for certain of the entities.

Total gross deferred tax assets and liabilities are as follows:

	2007	2006
Deferred tax assets relate to
Net operating loss carryforwards	$2,869,442	$2,046,666
Accrued expenses	99,171	273,773
Other	62,690	55,500

Total deferred tax assets	3,031,303	2,375,939

Deferred tax liabilities relate to
Suspense account	4,395,671	6,593,506
Inventory valuation	1,193,227	1,332,370
Property, plant and equipment	2,628,409	2,999,802
Joint ventures	582,282	566,920
Other	114,776	120,420

Total deferred tax liabilities	8,914,365	11,613,018

Net deferred tax liabilities	$5,883,062	$9,237,079

At December 22, 2007, the Company has net operating loss carryforwards for federal income tax purposes of approximately $7,594,000 available to offset future taxable income. Unless utilized, these carryforwards will begin expiring in 2027. These carryforwards have been used to reduce deferred tax liabilities that would otherwise exist for consolidated financial statement purposes.

The Company has recorded accruals for additional taxes and interest the Company may be required to pay in various tax jurisdictions related to management fees that have been deducted in arriving at taxable income. During the course of examinations by various taxing authorities, adjustments or proposed adjustments may be asserted. The Company evaluates such items on a case by case basis and adjusts the accrual for contingent liabilities as deemed necessary. At December 22, 2007, the liability of $988,366 for uncertain tax positions is classified as a current liability. There where no changes during 2007 with respect to this accrual.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
12.	Income Taxes (cont.)

The effective tax rate differs from the statutory rate primarily as a result of the following:

	2007	2006	2005

Statutory rate	35.0%	-35.0%	-35.0%
Partnership (income) loss	-31.1%	22.5%	21.9%
State income taxes, net of federal provision (benefit)	0.5%	-1.5%	-1.6%
Goodwill related to sale of liquid egg operations	—	16.5%	—
Other	-0.5%	-0.8%	-2.1%
Effective rate	3.9%	1.7%	-16.8%
13.	Related Parties

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

Activity between the Company and these related entities and the balances owed to and from these entities are summarized as follows:

	2007	2006	2005

Sales to related parties	$19,412,162	$9,063,496	$3,964,000

Purchases from and payments of fees to related parties	83,627,424	48,743,660	47,172,000

Interest to related party	—	104,176	—

Accounts receivable from related parties	4,763,671	1,369,284	367,000

Accounts payable to related parties	6,489,054	3,212,003	5,769,000

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
13.	Related Parties (cont.)

The Company also has guaranteed certain loan agreements for Delta of which the Company is a 50% owner. The Company is responsible for 50% of the outstanding balance on these guaranteed notes totaling approximately $8,830,000 and $10,854,000 as of December 22, 2007 and December 23, 2006, respectively. It is estimated that these notes are fully secured by collateral of the borrower.

The Company was a party to a consulting agreement with one of its members for an annual amount of approximately $1,445,000 due February 1 of each year which was canceled during January 2006. Included in the consolidated statements of operations for the year ended December 24, 2005 is $1,445,000 related to this agreement.

A subsidiary of one of the Company’s members has written insurance policies for the Company providing for general liability, property and workers’ compensation insurance policies covering most of the Company’s employees. Premiums during the years ended December 22, 2007, December 23, 2006 and December 24, 2005 were approximately $2,495,000, $3,053,000 and $3,611,000, respectively.

14.	Commitments and Contingencies
a.	Non-cancelable operating leases of certain vehicles, equipment and real estate expire in various years through 2013. These leases generally contain renewal options for periods ranging from two years to five years and require the Company to pay all executory costs (property taxes, maintenance and insurance).

Future minimum lease payments at December 22, 2007 are as follows:

Fiscal Year
2008	$3,268,977
2009	2,882,200
2010	1,845,650
2011	1,726,000
2012	1,428,000
Thereafter	228,000

$11,378,827

Rent expense for all operating leases approximated $4,577,000, $5,070,000 and $5,900,000 for the years ended December 22, 2007, December 23, 2006 and December 24, 2005, respectively. Included in operating leases are certain leases with related parties. Payments to the related parties in connection with these leases totaled approximately $410,000 during the year ended December 24, 2005.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
14. Commitments and Contingencies (cont.)
b.	The Company has a defined contribution retirement plan that contains a 401(k) salary deferral feature that covers essentially all of the full-time employees of Moark and its affiliated companies. Those who have attained the age of 18 and who have completed minimum periods of service are eligible to participate. The Company makes matching contributions as required by the plan document and is permitted to make discretionary contributions if desired by the Company’s management.
     There were no discretionary contributions made for the years ended December 22, 2007, December 23, 2006 or December 24, 2005. Matching contributions to the above plans during 2007, 2006 and 2005 were approximately $598,000, $735,000 and $774,000, respectively.
c.	The Company contributes to a multiemployer benefit plan certain of its employees. The contributions during 2007, 2006 and 2005 were approximately $183,000, $171,000 and $166,000, respectively.
d.	The Company is self-insured for health insurance purposes. The Company has obtained stop-loss insurance policies to cover losses in excess of $150,000 per employee and aggregate losses in excess of $4,900,000 per plan year. Provisions have been made in these consolidated financial statements to cover losses incurred under this self-insurance program.

e.	The Company is self-insured for workers’ compensation insurance purposes. Provisions have been made in these consolidated financial statements to cover losses incurred under this self- insurance program.

f.	The Company has outstanding commodity contracts for the future purchases of grain at December 22, 2007. These commitments are not in excess of the current operating requirements of the Company.

g.	At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

h.	During 2007, the Company experienced a fire at its Anderson facility located in Missouri. Damage was extensive and caused operations to cease. Costs of repair or replacement of inventory, property, equipment and business interruption are covered under the terms of applicable insurance policies, subject to deductibles. As of December 22, 2007, the Company had not received any cash proceeds from its insurance carrier and recorded $1.1 million in other current assets related to inventory losses, clean-up expenses and basis of property and equipment destroyed at the facility. All property and equipment proceeds are expected to be reinvested to fully restore the Anderson operation.

MOARK, LLC
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 22, 2007, December 23, 2006 and December 24, 2005
15. Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of customers and cash and cash investments deposited with financial institutions and credit associations.
     Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. During the years ended December 22, 2007, December 23, 2006 and December 24, 2005, the Company had two, four and one customers, respectively, that represented greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable.
     The Company had sales to three customers which exceeded 10% of total sales during the year ended December 22, 2007 and two customers during the year ended December 23, 2006. No single customer represented greater than 10% of sales during the year ended December 24, 2005.
     The Company has purchases of shell eggs from one vendor which exceeded 10% of total purchases during the year ended December 22, 2007.
     At December 22, 2007, December 23, 2006 and December 24, 2005 and at various times throughout the years then ended, the Company maintained cash and cash investment balances with financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	RESTATED
	November 30,	August 31,
	2007	2007
	($ in thousands)
ASSETS
Current assets:
Cash	$—	$7,423
Trade receivables, net of allowance for doubtful accounts of $3,264 and $3,205, respectively	199,000	220,672
Rebates receivable	4,542	62,901
Other receivables	1,181	5,788
Receivable from Land O’Lakes, Inc.	34,731	2,521
Inventories	100,635	551,220
Vendor prepayments	21,240	259,299
Prepaid expenses	1,426	2,282
Assets held for sale	333,890	341,521

Total current assets	696,645	1,453,627
Property, plant and equipment:
Land and land improvements	2,522	13,029
Buildings	14,727	67,454
Machinery and equipment	73,750	114,770
Construction in progress	1,417	710

Total property, plant and equipment	92,416	195,963
Less accumulated depreciation	(51,729)	(98,265)

Net property, plant and equipment	40,687	97,698
Other assets	10,072	17,389

Total assets	$747,404	$1,568,714

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Cash overdraft	$8,250	$19,617
Accounts payable	204,915	603,418
Customer prepayments	14,074	207,438
Accrued competitive allowance	1,801	60,738
Accrued expenses	34,215	51,630
Payable to CHS Inc.	1,383	5,911
Other current liabilities	3,423	3,302
Current portion of long-term debt	613	755
Short-term debt	65,028	142,858
Liabilities held for sale	68,752	123,007

Total current liabilities	402,454	1,218,674
Long-term debt, less current portion	3,243	104,684
Other noncurrent liabilities	14,045	14,306
Minority interests in subsidiaries	15,640	15,454
Members’ equity:
Contributed capital	245,310	159,089
Retained earnings	71,819	61,614
Accumulated other comprehensive loss	(5,107)	(5,107)

Total members’ equity	312,022	215,596

Total liabilities and members’ equity	$747,404	$1,568,714

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	November 30,
		RESTATED
	2007	2006
	($ in thousands)
	(Unaudited)
Net sales	$210,590	$669,993
Cost of sales	141,856	614,880

Gross margin	68,734	55,113
Selling, general, and administrative expense	50,285	71,025
Restructuring and impairment charges	5,559	—
Gain on sale of assets	(1,683)	(1,060)

Earnings (loss) from operations	14,573	(14,852)
Interest expense, net	2,496	7,372
Minority Interests	1,872	(325)

Net earnings (loss)	$10,205	$(21,899)

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	November 30,
		RESTATED
	2007	2006
	($ in thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$10,205	$(21,899)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	4,246	5,732
Restructuring and impairment charges	5,559	—
Bad debt expense	600	494
Gain on sale of assets	(440)	(366)
Minority interests	1,872	(325)
Changes in other non-current assets and liabilities	446	5,033
Changes in current assets and liabilities:
Trade receivables	18,198	(246,492)
Receivables/payables from related parties	(22,887)	(4,606)
Rebates receivable	(40,637)	70,191
Other receivables	3,929	1,218
Inventories	(18,306)	7,419
Vendor prepayments	(18,861)	(61,845)
Accounts payable and customer prepayments	(368,142)	306,241
Accrued competitive allowances	5,461	(11,644)
Accrued expenses	(14,512)	5,396
Assets held for sale	7,631	—
Liabilities held for sale	(54,255)	—
Other current assets and liabilities	1,875	487

Net cash (used in) provided by operating activities	(478,018)	55,034

Cash flows from investing activities:
Additions to property, plant and equipment	(1,737)	(10,060)
Proceeds from sale of property, plant and equipment	484	353
Proceeds from minority interest partners	—	352

Net cash used by investing activities	(1,253)	(9,355)

Cash flows from financing activities:
Change in short-term debt	19,316	(26,910)
(Decrease) increase in cash overdrafts	(11,367)	(4,558)
Capital contributions by members	463,899	—

Net cash provided by (used in) financing activities	471,848	(31,468)

Net change in cash	(7,423)	14,211
Cash at beginning of period	7,423	—

Cash at end of period	$—	$14,211

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     The unaudited consolidated financial statements reflect, in the opinion of the management of Agriliance LLC (the “Company”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended August 31, 2007. The results of operations and cash flows for interim periods are not indicative of results for a full year.
2. Restatements to Prior Years Consolidated Financial Statements
     The Company has restated financial results for certain periods relative to the timing of when vendor rebates were recognized in accordance with EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF”). The consolidated financial statements as of August 31, 2007 and 2006, and for the years ended August 31, 2007, 2006 and 2005 have been restated to reflect adjustments necessary to correct these errors. The Company has historically estimated vendor rebates earned throughout the vendor’s crop year program based on long-term agreements, combined with current sales and market data, and recorded the estimates as product was sold. Certain of these arrangements with vendors were not formally binding until sometime after the start of the vendor’s crop year program. In accordance with the EITF, rebates are recorded as earned when a binding arrangement exists (which in most cases is either a written agreement between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received. The restatement adjustments also include previously identified errors, the most significant being a sales returns reserve correction, which were not initially corrected in the respective years based on materiality. Refer to Note 2 of the Company’s consolidated financial statements for the year ended August 31, 2007 for further information.
     The effects of the restatement on the consolidated statements of operations for the three months ended November 30, 2006 are as follows:

	Previously
	Reported		Restated
	3 months ended		3 months ended
	November 30,		November 30,
	2006	Restatement	2006

Cost of sales	$624,370	$(9,490)	$614,880
Gross margin	45,623	9,490	55,113
Earnings from operations	(24,342)	9,490	(14,852)
Net loss	(31,389)	9,490	(21,899)
     The effects of the adjustments on the consolidated statements of cash flows for the three months ended November 30, 2006 are as follows:

	Previously
	Reported		Restated
	3 months ended		3 months ended
	November 30, 2006	Restatement	November 30, 2006

Net loss	$(31,389)	$9,490	$(21,899)
Changes in rebate receivables	79,681	(9,490)	70,191
Net cash provided by operating activities	55,034	—	55,034

AGRILIANCE LLC and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Repositioning of Businesses
     On September 4, 2007 (effective as of September 1, 2007), the Company completed the repositioning of its crop protection products (“CPP”) and wholesale crop nutrients (“CN”) businesses. Net assets totaling $580.0 million for the CPP and CN businesses were distributed to Land O’Lakes, Inc. and CHS Inc. As part of the repositioning, $5.6 million in restructuring and impairment charges was recorded for the three months ended November 30, 2007 related to severance for approximately 37 employees under existing severance plans. The Company, Land O’Lakes, Inc. and CHS Inc. continue to explore repositioning alternatives for the retail operations.
4. Borrowing Arrangements
     The Company’s consolidated majority owned subsidiaries had revolving credit agreements available at November 30, 2007, totaling $88.0 million, with expiration dates through April 2008. The credit agreements had $64.6 million borrowed against them at November 30, 2007, at interest rates ranging from Prime – 0.65% to LIBOR + 2.9%. The borrowings were secured by property, plant and equipment, inventory and accounts receivable of the Company.
     The Company has a $225 million receivables purchase facility with CoBank. A wholly owned subsidiary, Agriliance SPV, LLC, purchases the receivables from Agriliance and transfers them to CoBank. Such transactions are structured as sales and, accordingly, the receivables transferred to CoBank without recourse to Agriliance are not reflected in the consolidated balance sheet. At November 30, 2007, $20.0 million was outstanding under this facility. The facility was terminated in December 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Managers
Agriliance LLC:
     We have audited the accompanying consolidated balance sheets of Agriliance LLC and subsidiaries as of August 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and members’ equity and comprehensive income for each of the years in the three-year period ended August 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agriliance LLC and subsidiaries as of August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2007 in conformity with U.S. generally accepted accounting principles.
     As described in Note 1(f) and Note 2 to the consolidated financial statements, the Company has restated the consolidated financial statements for the years ended August 31, 2007, 2006, and 2005.
     As described in Note 6 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of August 31, 2007.
     As described in Note 10 to the consolidated financial statements, the Company repositioned certain operations subsequent to August 31, 2007

/s/ KPMG LLP
     February 26, 2008, except as to Note 1, paragraph (f) and Note 2, which are as of April 15, 2008

AGRILIANCE LLC and subsidiaries
CONSOLIDATED BALANCE SHEETS
August 31, 2007 and 2006
($ in thousands)

	RESTATED
	2007	2006
ASSETS
Current assets:
Cash	$7,423	$9,552
Trade receivables, net of allowance for doubtful accounts of $3,205 and $14,664 in 2007 and 2006, respectively.	220,672	294,213
Rebates receivable	62,901	101,085
Other receivables	5,788	8,782
Receivable from Land O’ Lakes, Inc.	2,521	—
Inventories	551,220	659,335
Vendor prepayments	259,299	103,664
Prepaid expenses	2,282	9,360
Assets held for sale	341,521	—

Total current assets	1,453,627	1,185,991

Property, plant and equipment:
Land and land improvements	13,029	18,971
Buildings	67,454	71,692
Machinery and equipment	114,770	162,624
Construction in progress	710	22,622

Total property, plant and equipment	195,963	275,909
Less accumulated depreciation	(98,265)	(137,244)

Net property, plant and equipment	97,698	138,665
Other assets	17,389	27,700

Total assets	$1,568,714	$1,352,356

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Cash overdraft	$19,617	$14,110
Accounts payable	603,418	591,149
Customer prepayments	207,438	135,226
Accrued competitive allowances	60,738	55,432
Accrued expenses	51,630	70,712
Payable to Land O’Lakes, Inc.	—	18,363
Payable to CHS Inc.	5,911	4,169
Other current liabilities	3,302	6,202
Current portion of long-term debt	755	—
Short-term debt	142,858	107,875
Liabilities held for sale	123,007	—

Total current liabilities	1,218,674	1,003,238
Long-term debt, less current portion	104,684	104,621
Other noncurrent liabilities	14,306	19,304
Minority interest in subsidiaries	15,454	6,403
Members’ equity:
Contributed capital	159,089	159,089
Retained earnings	61,614	60,763
Accumulated other comprehensive loss	(5,107)	(1,062)

Total members’ equity	215,596	218,790

Total liabilities and members’ equity	$1,568,714	$1,352,356

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended August 31, 2007, 2006 and 2005
($ in thousands)

	RESTATED
	2007	2006	2005
Net sales	$4,029,489	$3,749,632	$3,735,125
Cost of sales	3,617,912	3,393,522	3,337,877

Gross margin	411,577	356,110	397,248

Selling, general and administrative expense	314,073	284,504	282,631
Restructuring and impairment charges	27,750	—	—
Gain on sale of assets	(2,699)	(5,606)	(1,538)

Earnings from operations	72,453	77,212	116,155

Minority interests	5,668	2,718	2,256
Interest expense, net	26,734	26,188	13,060

Net earnings	$40,051	$48,306	$100,839

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended August 31, 2007, 2006 and 2005
($ in thousands)

	RESTATED
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$40,051	$48,306	$100,839
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	29,476	19,479	18,922
Non-cash portion of restructuring and impairment charges	26,950	—	—
Bad debt expense (benefit)	4,251	(3,218)	5,599
Minority interests	5,668	2,718	2,256
Gain on disposal of property, plant and equipment	(2,699)	(5,606)	(1,538)
Changes in other non-current assets and liabilities	16,222	673	(13,833)
Changes in current assets and liabilities:
Trade receivables	69,290	27,243	(19,809)
Receivables/payables from related parties	(18,972)	23,522	(17,865)
Rebates receivable	38,184	(39,037)	(11,027)
Other receivables	2,994	(386)	1,815
Inventories	108,115	(122)	(138,717)
Vendor prepayments	(155,635)	67,455	(40,329)
Accounts payable and customer prepayments	84,481	(163,917)	238,761
Accrued competitive allowances	5,306	(6,708)	4,988
Accrued expenses	(26,032)	(11,311)	10,396
Assets and liabilities held for sale	(221,675)	—	—
Other current assets and liabilities	4,009	937	(7,521)

Net cash provided by (used in) operating activities	9,984	(39,972)	132,937

Cash flows from investing activities:
Additions to property, plant and equipment	(26,549)	(34,738)	(35,119)
Proceeds from sale of property, plant and equipment	5,784	7,253	5,087
Proceeds from minority interest partners	3,383	—	—

Net cash used in investing activities	(17,382)	(27,485)	(30,032)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	34,983	84,225	23,650
Proceeds from issuance of long-term debt	818	4,621	—
Increase (decrease) in cash overdrafts	5,507	11,818	(28,259)
Distribution of earnings to members	(39,200)	(57,801)	(64,150)
Assets and liabilities held for sale	3,161	—	—

Net cash provided by (used in) financing activities	5,269	42,863	(68,759)

Net change in cash	(2,129)	(24,594)	34,146
Cash at beginning of period	9,552	34,146	—

Cash at end of period	$7,423	$9,552	$34,146

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME
Years ended August 31, 2007, 2006 and 2005
($ in thousands)

	RESTATED
			Accumulated
			other	Total
	Contributed	Retained	comprehensive	members’	Comprehensive
	capital	earnings	(loss)	equity	income
Balance at August 31, 2004, as reported	$159,089	$91,673	$(11,579)	$239,183

Adjustment to beginning retained earnings	—	(98,104)	—	(98,104)

Balance at August 31, 2004, restated	159,089	(6,431)	(11,579)	141,079
Net earnings	—	100,839	—	100,839	$100,839
Minimum pension liability adjustment	—	—	10,156	10,156	10,156

Comprehensive income					$110,995

Distributions payable to members	—	40,000	—	40,000
Distributions paid to members	—	(64,150)	—	(64,150)

Balance at August 31, 2005	159,089	70,258	(1,423)	227,924

Net earnings	—	48,306	—	48,306	$48,306
Minimum pension liability adjustment	—	—	361	361	361

Comprehensive income					$48,667

Distributions paid to members	—	(57,801)	—	(57,801)

Balance at August 31, 2006	159,089	60,763	(1,062)	218,790

Net earnings	—	40,051	—	40,051	$40,051
Minimum pension liability adjustment	—	—	115	115	115
Adjustment to initially apply FAS 158	—	—	(4,160)	(4,160)	—

Comprehensive income					$40,166

Distributions paid to members	—	(39,200)	—	(39,200)

Balance at August 31, 2007	$159,089	$61,614	$(5,107)	$215,596

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization and Summary of Significant Accounting Policies
     (a) Organization
     Agriliance LLC, (Agriliance or the Company) is a domestic distributor of agricultural inputs and is owned by Land O’Lakes, Inc. (50% voting interest) and CHS Inc. (50% voting interest) (the members). The liability of each member is limited to each member’s respective capital account balance.
     (b) Statement Presentation
     The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, with intercompany transactions eliminated.
     (c) Revenue Recognition
     Revenue is recognized as fertilizer, chemical, and agricultural products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. A provision is made at the time the related revenue is recognized for estimated product returns. The Company includes in revenue amounts involving vended bulk product that are direct shipped from third-party vendors as required on a gross basis as a principal rather than net as an agent consistent with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.
     (d) Income Taxes
     The Company’s taxable operations pass directly to the joint venture owners under the LLC organization. As a result, no provision for income taxes is recorded in the accompanying consolidated statements of operations.
     (e) Inventories
     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out or average-cost basis.
     (f) Rebates Receivable (Restated)
     The Company receives vendor rebates primarily from chemical suppliers. These rebates are usually covered by binding arrangements, which are signed agreements between the vendor and the Company or published vendor rebate programs, but can also be open-ended, subject to future definition or revisions. Rebates are recorded as earned in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, when probable and reasonably estimable based on terms defined in binding arrangements; which in most cases is in the form of either signed agreements between the Company and the vendor or published vendor rebate programs, or in the absence of such arrangements, when cash is received. Rebates covered by binding arrangements which are not probable and estimable are accrued when certain milestones are achieved. Because of the timing of vendor crop year programs relative to the Company’s fiscal year-end, a significant portion of rebates have not been collected prior to the Company’s year-end. Actual rebates recognized can vary year over year, mainly due to the timing of when binding arrangements are finalized or when cash is received.
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

AGRILIANCE LLC and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
     (h) Derivative Commodity Instruments
     The Company uses derivative commodity instruments, primarily futures contracts, to reduce the exposure to changes in commodity fertilizer prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The futures contracts are marked to market each month and gains and losses are recognized in cost of sales.
     (i) Fair Value of Financial Instruments
     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of all financial instruments to which the Company is a party. All financial instruments are carried at amounts that approximate estimated fair value.
     (j) Accounting Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key estimates made by management include rebates receivable, allowance for doubtful accounts, valuation of lower of cost or market inventory, and competitive allowances.
(2) Restatements to Prior Years Consolidated Financial Statements
     The Company has restated financial results for certain periods relative to the timing of when vendor rebates were recognized in accordance with EITF 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF”). The consolidated financial statements as of August 31, 2007 and 2006, and for the years ended August 31, 2007, 2006 and 2005 have been restated to reflect adjustments necessary to correct these errors. The Company has historically estimated vendor rebates earned throughout the vendor’s crop year program based on long-term agreements, prior historical rebate amounts, and current negotiations with vendors, and recorded the estimates as product was sold. Certain of these arrangements with vendors were not formally binding until sometime after the start of the vendor’s crop year program. In accordance with the EITF, rebates are recorded as earned when a binding arrangement exists, which in most cases is either a signed agreement between the Company and the vendor or published vendor rebate programs; or in the absence of such arrangements, when cash is received.
     The Company has also recorded adjustments to net sales and cost of sales in each year presented to reflect corrections in the accounting for sale returns for bulk chemicals returned to vendors at the completion of the crop season. The restatement adjustments also include previously identified errors, which were not initially corrected based on materiality.
     The Company evaluated the effects of the misstatements on prior periods’ consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), and concluded that prior period consolidated financial statements are materially misstated. Accordingly, the Company has restated its financial statements in accordance with SFAS No. 154 “Accounting Changes and Error Corrections” as of and for the years ended August 31, 2007 and 2006 and for the year ended August 31, 2005. The cumulative effect of the change on retained earnings as of September 1, 2004 was $94.3 million and $3.8 million for vendor rebates and sales returns adjustments, respectively.

AGRILIANCE LLC and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
     The effects of the restatements on the consolidated balance sheets for the years ended August 31, 2007 and 2006 are as follows (in thousands):

	Previously			Previously
	Reported	Restatement	Restated	Reported	Restatement	Restated
	2007	2007	2007	2006	2006	2006

Rebates receivable	$147,125	$(84,224)	$62,901	$176,968	$(75,883)	$101,085
Inventories	552,520	(1,300)	551,220	659,335	—	659,335
Assets held for sale	352,061	(10,540)	341,521	—	—	—
Total current assets	1,549,691	(96,064)	1,453,627	1,261,874	(75,883)	1,185,991
Total assets	1,664,778	(96,064)	1,568,714	1,428,239	(75,883)	1,352,356
Accrued competitive allowances	61,138	(400)	60,738	55,432	—	55,432
Accrued expenses	47,330	4,300	51,630	66,512	4,200	70,712
Total current liabilities	1,214,774	3,900	1,218,674	999,038	4,200	1,003,238
Minority interests	18,427	(2,973)	15,454	8,146	(1,743)	6,403
Retained earnings	158,605	(96,991)	61,614	139,103	(78,340)	60,763
Total members’ equity	312,587	(96,991)	215,596	297,130	(78,340)	218,790
Total liabilities and members’ equity	1,664,778	(96,064)	1,568,714	1,428,239	(75,883)	1,352,356
     The effects of the restatements on the consolidated statements of operations for the years ending August 31, 2007, 2006 and 2005 are as follows (in thousands):

	Previously			Previously
	Reported	Restatement	Restated	Reported	Restatement	Restated
	2007	2007	2007	2006	2006	2006

Net sales	$4,049,089	$(19,600)	$4,029,489	$3,739,632	$10,000	$3,749,632
Cost of sales	3,618,431	(519)	3,617,912	3,379,076	14,446	3,393,522
Gross margin	430,658	(19,081)	411,577	360,556	(4,446)	356,110
Restructure/ impairment	26,950	800	27,750	—	—	—
Earnings from operations	92,334	(19,881)	72,453	81,658	(4,446)	77,212
Minority interest	6,898	(1,230)	5,668	3,202	(484)	2,718
Net earnings	58,702	(18,651)	40,051	52,268	(3,962)	48,306

	Previously
	Reported	Restatement	Restated
	2005	2005	2005

Cost of sales	$3,361,682	$(23,805)	$3,337,877
Gross margin	373,443	23,805	397,248
Earnings from operations	92,350	23,805	116,155
Minority interest	2,177	79	2,256
Net earnings	77,113	23,726	100,839

AGRILIANCE LLC and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
     The effects of the restatements on net earnings were as follows (in thousands):

	2007	2006	2005
Vendor rebates	$(19,651)	$(3,562)	$23,726
Sales returns	700	(400)	—
Other	300	—	—

Total	(18,651)	(3,962)	23,726

     The effects of the adjustments on the consolidated statements of cash flows for the years ending August 31, 2007, 2006 and 2005 are as follows (in thousands):

	Previously			Previously
	Reported	Restatement	Restated	Reported	Restatement	Restated
	2007	2007	2007	2006	2006	2006

Net earnings	$58,702	$(18,651)	$40,051	$52,268	$(3,962)	$48,306
Changes in rebate receivables	29,843	8,341	38,184	(43,083)	4,046	(39,037)
Changes in minority interest	6,898	(1,230)	5,668	3,202	(484)	2,718
Changes in inventories	106,815	1,300	108,115	(122)	—	(122)
Changes in accrued competitive allowances	5,706	(400)	5,306	(6,708)	—	(6,708)
Changes in accrued expenses	(26,132)	100	(26,032)	(11,711)	400	(11,311)
Changes in assets and liabilities held for sale	(232,215)	10,540	(221,675)	—	—	—
Net cash provided by (used in) operating activities	9,984	—	9,984	(39,972)	—	(39,972)

	Previously
	Reported	Restatement	Restated
	2005	2005	2005

Net earnings	$77,113	$23,726	$100,839
Changes in rebate receivables.	12,778	(23,805)	(11,027)
Minority interest	2,177	79	2,256
Net cash provided by (used in) operating activities	132,937	—	132,937
(3) Short-term Debt
     The Company has a $325 million revolving credit agreement with CoBank, which expires December 20, 2010. Short-term debt is secured by the Company’s inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. There was $97.0 million of debt outstanding at August 31, 2007 and $77.1 million of outstanding debt as of August 31, 2006 under this facility. Interest on borrowings under this revolving credit agreement was charged at an average rate of 7.184% (LIBOR plus 1.375%) and 6.32% (LIBOR plus 2.00%) for the fiscal years ended August 31, 2007 and 2006, respectively.
     The Company’s consolidated majority owned subsidiaries had revolving credit agreements available at August 31, 2007, totaling $88.0 million, with expiration dates through April 2008. The credit agreements had $45.9 million borrowed against them at August 31, 2007, at interest rates ranging from Prime plus 0.65% to LIBOR plus 2.9%. The borrowings are secured by property, plant and equipment, inventory and accounts receivable of the Company.
     At August 31, 2006, the Company’s consolidated majority owned subsidiaries had revolving credit agreements totaling $30 million, with $30.8 million borrowed against them at an interest rate of Prime – 0.65% to LIBOR plus 2.9%.

AGRILIANCE LLC and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(4) Long-term Debt
     On December 4, 2003, the Company entered into a long-term credit agreement comprised of private placements with six institutions. The individual loans have terms with expiration dates ranging from December 4, 2008 to December 4, 2010. The long-term debt is secured by the Company’s inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. At August 31, 2007 and 2006, the total long-term debt outstanding was $100 million of which $89 million was subject to fixed interest rates averaging 6.0%. The remaining $11 million of long-term debt outstanding was subject to floating interest rates averaging 7.25% (LIBOR + 1.86%) and 6.36% (LIBOR + 1.86%) at August 31, 2007 and 2006, respectively.
At August 31, 2007, the Company’s consolidated majority owned subsidiaries had long-term debt totaling $5.4 million, at interest rates of Prime – 0.4% to LIBOR plus 2.75%.
     Future maturities of long-term debt are as follows:

Year ending August 31:	(In thousands)
2008	$755
2009	48,765
2010	775
2011	52,787
2012	1,236
2013 and thereafter	1,121

Total	$105,439

     The loan agreements include certain restrictive financial covenants. At August 31, 2007 and 2006, the Company was in compliance with these covenants.
     Interest paid on short-term and long-term debt for the years ended August 31, 2007, 2006 and 2005 totaled $14.8 million, $14.9 million and $9.1 million, respectively.
     Interest paid on joint venture short-term and long-term debt for the years ended August 31, 2007, 2006 and 2005 totaled $3.9 million, $2.1 million, and $0.4 million, respectively.
     On September 4, 2007, all debt was paid off with the exception of the Company’s consolidated joint-ventures debt. See Note 10 for further discussion on the subsequent event.
(5) Receivables Purchase Facility
     The Company has a $225 million receivable purchase facility with CoBank. A wholly owned subsidiary, Agriliance SPV, LLC, purchases the receivables from Agriliance and transfers them to CoBank. Such transactions are structured as sales and, accordingly, the receivables transferred to CoBank without recourse to Agriliance are not reflected in the consolidated balance sheet. At August 31, 2007 and 2006, $179.0 million and $130.0 million, respectively, were outstanding under this facility. The total accounts receivable sold during the years ended August 31, 2007, 2006, and 2005 were $3.19 billion, $2.90 billion and $2.99 billion, respectively for which the proceeds have been included in net cash provided by operating activities in the accompanying consolidated statements of cash flows. No gains or losses result from the receivables purchase facility.

AGRILIANCE LLC and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(6) Pension and Other Postretirement Plans
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
     Effective August 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement 158”). Statement 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income to the extent those changes are not included in the net periodic cost. The funded status reported on the balance sheet as of August 31, 2007 under Statement 158 was measured as the difference between the fair value of the plan assets and the benefit obligation on a plan-by-plan basis. The adoption of Statement 158 did not impact the Company’s compliance with debt covenants or its cash position. The incremental effect of applying Statement 158 on the Company’s financial position as of August 31, 2007 was as follows:

	(In Thousands)
	Before
	Application		After Application
	Of Statement 158	Adjustments	Of Statement 158
Other noncurrent assets	$10,734	$(5,492)	$5,242
Other noncurrent liabilities	(8,555)	1,332	(7,223)
Accumulated other comprehensive loss	947	4,160	5,107
     The Company uses a May 31 measurement date for its plans. The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status at August 31, 2007 and 2006:

	(In Thousands)
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Benefit obligation	$(112,905)	$(107,418)	$(4,600)	$(4,974)
Fair value of plan assets	118,147	104,467	—	—

Funded status	$5,242	$(2,951)	$(4,600)	$(4,974)

Amounts recognized in the balance sheet consist of:
Other noncurrent assets	$5,242	N/A	$—	N/A
Other noncurrent liabilities	—	N/A	(4,513)	N/A
Prepaid (accrued benefit)	—	14,273	—	(5,725)

Amounts recognized in accumulated other comprehensive income	$5,158	$—	$(1,354)	$5,725
     The accumulated benefit obligation for the pension plan was $108.2 million and $99.1 million at August 31, 2007 and 2006, respectively.

AGRILIANCE LLC and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
     Weighted-average assumptions used to determine benefit obligations at August 31, 2007 and 2006 were as follows:

			Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Discount rate	6.25%	6.25%	6.25%	6.25%
Rate of compensation increase	2.50%	2.50%	N/A	N/A
     Weighted-average assumptions used to determine net cost for the years ended August 31, 2007, 2006, and 2005 were as follows:

				Postretirement
	Pension Benefits			Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	6.25%	5.50%	6.50%	6.25%	5.50%	6.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	2.50%	2.50%	3.50%	N/A	N/A	N/A
     The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.
     For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 6.0% through 2010 and remain at that level thereafter.

	Year ended August 31,
	(In Thousands)
	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Benefit cost	$3,871	$6,875	$7,887	$536	$476	$288
Employer contribution	—	—	35,910	406	406	402
Plan participants’ contributions	—	—	—	343	217	—
Benefits paid	2,685	2,820	3,010	750	623	402
Plan Assets
     The weighted-average asset allocations of the Company’s pension plan at August 31, 2007 and 2006 were as follows:

	Plan Assets at August 31
Asset category	2007	2006
Equity securities	57.3%	57.9%
Debt securities	31.0%	30.7%
Real Estate	11.1%	10.7%
Other	0.6%	0.7%

Total	100.0%	100.0%

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

AGRILIANCE LLC and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
Cash Flows
     The Company expects to contribute $0 to its pension plan and $0.4 million to its postretirement medical plan for the year ending August 31, 2008.
     Benefits expected to be paid for the pension plan in fiscal years ended 2008-2012 are $3.3 million, $3.8 million, $4.2 million, $4.8 million and $5.4 million, respectively. Aggregate benefits expected to be paid in the five years from 2013-2017 are $37.7 million. Expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at August 31 and include estimated future employee service.
     The postretirement medical plan is an unfunded plan. Expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at August 31. The following table sets forth the expected medical plan benefit payments and Medicare subsidy receipts:

	Expected Benefit	Expected Medicare
	Payments	Subsidy Receipts
	($ in thousands)	($ in thousands)
2008	$369	$(18)
2009	364	(19)
2010	359	(21)
2011	335	(23)
2012	340	(24)
2013-2017	1,710	(147)

Total	$3,477	$(252)

Other Plans
     The Company has a defined contribution plan in which the Company matches 50% of the first 6% of employee contributions. The Company contributed $3.0 million, $2.6 million and $2.4 million to the plan for the fiscal years ended August 31, 2007, 2006 and 2005, respectively.
     The Company began a non elective contribution plan effective January 1, 2006 for employees starting after that date. The Company contributes between 2% and 5% of employee compensation based on age and years of service to the plan each year. The Company contributed $1.7 million and $0.1 million to the plan for the fiscal years ended August 31, 2007, and 2006, respectively.
     In addition to the defined benefit and defined contribution retirement plans, the Company has a supplemental executive retirement plan, which is an unfunded defined benefit plan. The actuarial present value of the projected benefit obligation totaled $2.8 million and $2.6 million at August 31, 2007 and 2006, respectively.

AGRILIANCE LLC and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
(7) Related Party Transactions
     Land O’Lakes, Inc. and CHS Inc. charged the Company for accounting, legal, risk management, building, advertising, and certain employee benefit and other employee-related expenses. Total purchased services, which have been recorded in selling, general and administrative expense were:

	Year Ended August 31,
	2007	2006	2005
	($ in thousands)
Land O’Lakes, Inc	$11,813	$12,459	$12,887
CHS Inc.	6,443	5,640	5,070
     The Company made the following sales to related parties:

	Year Ended August 31,
	2007	2006	2005
	($ in thousands)
Land O’Lakes, Inc	$12,008	$10,666	$9,254
CHS Inc.	217,741	219,634	199,852
     During the years ended August 31, 2007, 2006 and 2005, the Company made product purchases from Land O’Lakes, Inc. totaling $33.4 million, $22.8 million and $17.8 million, respectively.
(8) Lease Commitments
     The company has entered into noncancelable operating leases of certain real estate, vehicles and equipment.
     Future minimum lease commitments under noncancelable operating leases are as follows:

Year ending August 31,	($ in thousands)
2008	$12,164
2009	8,147
2010	4,597
2011	2,451
2012	1,042
2013 and thereafter	3,198
     Rent expense for the years ended August 31, 2007, 2006 and 2005 was $26.3 million, $26.5 million and $24.5 million, respectively.
(9) Contingencies
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

AGRILIANCE LLC and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
     (b) Guarantees
     The Company is contingently liable for guarantees on customer loans with terms generally ending prior to March 2008, totaling $17.7 million at August 31, 2007. The Company has recorded accruals of $1 million for the estimated fair value of such guarantees at August 31, 2007.
     (c) General
     Certain claims and lawsuits have been filed in the ordinary course of business. It is management’s opinion that settlement of all litigation would not require payment of an amount which would be material to the results of operations or to the financial position of the Company.
(10) Restructuring and Impairment Charges

	(In thousands)
	2007	2006	2005

Restructuring charge	$6,381	$—	$—
Impairment charges	21,369	—	—
Total	27,750	—	—
     In June 2007, CHS Inc. and Land O’Lakes, Inc. announced that they were repositioning two of the Company’s businesses. This repositioning was completed on September 4, 2007. The Company’s crop protection products business was transferred to Land O’Lakes, Inc. and the Company’s wholesale crop nutrients business was transferred to CHS Inc. A total of $6.4 million in restructuring charges was recorded in late fiscal 2007 related to severance for approximately 37 employees under existing severance plans. All expenses were unpaid and accrued as of August 31, 2007.
     As part of the repositioning of the Company, management expected that the retail operations would be sold during the upcoming year. Retail locations in the North were expected to be sold individually to third parties. The retail locations in the south, operating under the name Agro Distribution, were expected to be sold as a package as of August 31, 2007. Selected members of the Company’s management and external investors made an offer to purchase Agro Distribution. That offer was made in a letter of intent that was signed between the Company and the prospective buyers in June 2007. The purchase was subject to due diligence and the negotiation of a definitive purchase agreement. Based on the letter of intent, the Company has presented these assets as held for sale in the accompanying consolidated balance sheet. Based on the proposed purchase price in the letter of intent, it was determined that the value of the property, plant and equipment was impaired and accordingly, a $20 million impairment charge was recorded. Subsequent to August 31, 2007, the offer to purchase Agro Distribution was rejected by management of the Company.
     An additional $1.4 million impairment charge was recorded in fiscal 2007 with $1.0 million related to a transportation management system that was in development that will not be completed and $0.4 million related to leasehold improvements at the corporate office.
     Assets held for sale in the accompanying consolidated balance sheet included the following at August 31, 2007:

Cash	$8,716
Net trade receivables	146,979
Rebates receivables	47,008
Other receivables	3,522
Inventories	119,030
Vendor prepayments	930
Prepaid expenses	77
Net property, plant and equipment	15,031
Other assets	228

Assets held for sale	$341,521

AGRILIANCE LLC and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
     Liabilities held for sale in the accompanying consolidated balance sheet included the following at August 31, 2007:

Cash overdraft	$(3,161)
Accounts payable	(92,092)
Customer prepayments	(1,467)
Accrued expenses	(24,452)
Other current liabilities	(1,835)

Liabilities held for sale	$(123,007)