Form 10-Q
period 2008-03-31
LAND O LAKES INC
filed 2008-05-15
CIK 1032562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
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
     The number of shares of the registrant’s common stock outstanding as of April 30, 2008: 904 shares of Class A common stock, 3,972 shares of Class B common stock, 163 shares of Class C common stock, and 1,200 shares of Class D common stock.
     Documents incorporated by reference: None.
     We maintain a website on the Internet through which additional information about Land O’Lakes, Inc. can be accessed. Our website address is www.landolakesinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases and earnings releases are available, free of charge, on our website when they are released publicly or filed with the SEC.

Part I. Financial Information
Item 1. Financial Statements
LAND O’LAKES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$78,409	$116,839
Receivables, net	1,489,996	1,006,707
Inventories	1,145,986	964,515
Prepaid expenses	514,679	856,033
Other current assets	99,468	76,178

Total current assets	3,328,538	3,020,272

Investments	344,394	303,978
Property, plant and equipment, net	565,244	551,752
Goodwill, net	316,305	318,224
Other intangibles, net	118,112	119,167
Other assets	111,430	118,438

Total assets	$4,784,023	$4,431,831

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$518,753	$132,170
Current portion of long-term debt	4,562	5,182
Accounts payable	1,376,034	1,150,353
Customer advances	521,336	926,240
Accrued expenses	431,501	337,476
Patronage refunds and other member equities payable	33,472	28,065

Total current liabilities	2,885,658	2,579,486

Long-term debt	605,237	611,602
Employee benefits and other liabilities	204,819	202,400
Minority interests	19,573	6,175
Commitments and contingencies

Equities:
Capital stock	1,678	1,701
Member equities	952,777	937,126
Accumulated other comprehensive loss	(59,060)	(61,931)
Retained earnings	173,341	155,272

Total equities	1,068,736	1,032,168

Total liabilities and equities	$4,784,023	$4,431,831

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
		(Restated)
	($ in thousands)
Net sales	$3,256,999	$2,182,283
Cost of sales	3,006,292	1,964,733

Gross profit	250,707	217,550

Selling, general and administrative	167,579	142,011
Restructuring and impairment charges	53	1,388

Earnings from operations	83,075	74,151

Interest expense, net	17,135	14,826
Other expense, net	12	186
Equity in earnings of affiliated companies	(4,102)	(3,215)
Minority interest in earnings of subsidiaries	1,865	256

Earnings before income taxes	68,165	62,098

Income tax expense	6,882	9,467

Net earnings	$61,283	$52,631

Applied to:
Member equities
Allocated patronage	$47,841	$36,466
Deferred equities	(4,963)	1,051

	42,878	37,517
Retained earnings	18,405	15,114

	$61,283	$52,631

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
		(Restated)
	($ in thousands)
Cash flows from operating activities:
Net earnings	$61,283	$52,631
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	22,146	21,252
Amortization of deferred financing costs	525	748
Bad debt expense	986	668
Proceeds from patronage revolvement received	1,560	3,075
Non-cash patronage income	(1,331)	(616)
Deferred income tax (benefit) expense	(14,631)	3,479
Increase in other assets	(948)	(594)
Increase in other liabilities	2,808	893
Restructuring and impairment charges	53	1,388
Loss on sale of investment	12	186
Equity in earnings of affiliated companies	(4,102)	(3,215)
Dividends from investments in affiliated companies	5,448	22,684
Minority interests	1,865	256
Other	(234)	113
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(450,627)	(217,929)
Inventories	(112,649)	(40,326)
Prepaids and other current assets	354,880	301,146
Accounts payable	205,268	156,111
Customer advances	(429,128)	(323,754)
Accrued expenses	91,283	12,566

Net cash used by operating activities	(265,533)	(9,238)
Cash flows from investing activities:
Additions to property, plant and equipment	(24,316)	(18,045)
Acquisitions, net of cash acquired	(6,419)	(58)
Payments for investments	(50,835)	(406)
Distributions from investments in affiliated companies	4,448	—
Proceeds from sale of investments	49	475
Proceeds from sale of property, plant and equipment	66	176
Change in notes receivable	(6,038)	(7,865)
Other	(476)	(82)

Net cash used by investing activities	(83,521)	(25,805)
Cash flows from financing activities:
Increase in short-term debt, net	341,931	33,147
Proceeds from issuance of long-term debt	3,583	1,827
Principal payments on long-term debt	(12,693)	(24,359)
Payments for redemption of member equities	(22,161)	(15,472)
Other	(36)	(36)

Net cash provided (used) by financing activities	310,624	(4,893)

Net decrease in cash and cash equivalents	(38,430)	(39,936)
Cash and cash equivalents at beginning of the period	116,839	79,707

Cash and cash equivalents at end of the period	$78,409	$39,771

Supplementary Disclosure of Cash Flow Information
Cash paid during periods for:
Interest	$13,691	$9,858
Income taxes paid	$3,170	$500
See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands in tables)
(Unaudited)
1. Summary of Significant Accounting Policies
     The consolidated financial statements include the accounts of Land O’Lakes, Inc. (the “Company”) and wholly owned and majority-owned subsidiaries. The effects of intercompany transactions have been eliminated. The unaudited consolidated financial statements reflect, in the opinion of the Company’s management, all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year because of, among other things, the seasonal nature of our businesses. The statements are condensed and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2007 included in our Form 10-K.
     Certain reclassifications have been made to the 2007 consolidated financial statements to conform to the 2008 presentation. Reclassifications between Seed inventories, prepaid expenses, accounts payable, customer advances and accrued expenses have been reflected in the consolidated statement of cash flows for the three month period ended March 31, 2007. These reclassifications resulted in no change to net cash (used) provided by operating activities in the 2007 consolidated statement of cash flows. In addition, a $7.9 million decrease in notes receivable for 2007 has been reclassified from operating activities to investing activities in the respective consolidated statement of cash flows. These adjustments had no effect on previously reported gross profit or net earnings.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS 157, which did not have a material impact on the consolidated financial statements. See Note 9 for further information.
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. This pronouncement was adopted effective December 31, 2007. However, the measurement date aspect of the pronouncement is effective for fiscal years ending after December 15, 2008 and the Company will adopt that provision of SFAS 158 effective December 31, 2008.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement provides companies an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective January 1, 2008 and the Company has elected not to measure any financial instruments or certain other items at fair value.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment to ARB No. 51” (“SFAS 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires the reclassification of noncontrolling interests, also referred to as minority interest, to the equity section of the consolidated balance sheet presented upon adoption. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of adopting SFAS 160.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which expands quarterly FASB 133 disclosure requirements regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of adopting SFAS 161 and the Company does not expect this statement to have a material impact on its consolidated financial statements.
Accounting Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, allowance for doubtful accounts, sales returns and allowances, vendor rebates receivable, asset impairments, valuation of goodwill and unamortized other intangible assets, tax contingency reserves, deferred tax valuation allowances, trade promotion and consumer incentives, and assumptions related to pension and other post-retirement plans.
2. Restatement of Prior Years’ Consolidated Financial Statements
     In March 2008, the Company became aware of previously undetected misstatements within the financial statements of Agriliance LLC (“Agriliance”), a 50%-owned joint venture. The Company accounts for its investment in Agriliance under the equity method of accounting. For Agriliance’s years ended August 31, 2003 through 2007, Agriliance misapplied Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Agriliance estimated vendor rebates earned for certain vendor programs based on, among other things, long-term agreements, prior historical rebate amounts and current negotiations with vendors and then recorded the rebates throughout the program year as product was purchased and/or sold. Certain of these arrangements with vendors were not formally binding until after the start of the vendor’s crop year program. In accordance with EITF 02-16, rebates are to be recorded as earned when evidence of a binding arrangement exists (which in most cases is either a signed agreement between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received.
     Agriliance has restated its financial statements for the periods in which the errors occurred. Although Land O’Lakes consolidated annual financial statements for the periods ended December 31, 2006 and 2005 were not considered materially misstated during the periods in which the errors occurred, the Company’s quarterly financial results for the periods ending March 31, June 30, and September 30, 2007 and 2006, were deemed materially misstated. The Company has restated its quarterly operating results with respect to the misstatements for the three months ended March 31, 2007 in this Form 10-Q and will correct the misstatements impacting the periods ending June 30, and September 30, 2007 in future 2008 Form 10-Q filings. Immaterial adjustments to the Company’s annual consolidated financial statements related to recording its share of Agriliance’s misstatements were presented in the Company’s December 31, 2007 Form 10-K filing. The misstatements had no impact to the Company’s cash flows.
     The effects of the restatement on the Company’s consolidated statement of operations for the three months ended March 31, 2007 are as follows:

	Previously
	Reported	Effect of	Restated
	2007	Restatement	2007

Equity in earnings of affiliated companies	$(6,950)	$3,735	$(3,215)
Earnings before income taxes	65,833	(3,735)	62,098
Income tax expense	10,896	(1,429)	9,467
Net earnings	54,937	(2,306)	52,631
     The effects of the restatement on the Company’s consolidated statement of cash flows for the three months ended March 31, 2007 are as follows:

	Previously
	Reported	Effect of	Restated
	2007	Restatement	2007

Net earnings	$54,937	$(2,306)	$52,631
Deferred income tax expense	4,908	(1,429)	3,479
Equity in earnings of affiliated companies	(6,950)	3,735	(3,215)

3. Receivables
     A summary of receivables is as follows:

	March 31,	December 31,
	2008	2007
Trade accounts	$1,220,132	$834,070
Notes and contracts	99,256	92,207
Vendor rebates	92,219	26,050
Other	96,436	68,730

	1,508,043	1,021,057
Less allowance for doubtful accounts	(18,047)	(14,350)

Total receivables, net	$1,489,996	$1,006,707

     A substantial portion of the Company’s receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.
     The Company operates a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers. These loans, which relate primarily to dairy, swine, cattle and other livestock production and are secured by real estate, equipment and livestock of their farming operations, are presented as notes and contracts for the current portion and as other assets for the non-current portion. Total notes and contracts were $127.1 million at March 31, 2008 and $126.2 million at December 31, 2007 of which $75.9 million and $75.4 million, respectively, was the current portion included in the table above.
     Vendor rebate receivables are primarily from seed and chemical suppliers.  Rebate receivables can vary significantly quarter over quarter due to the timing of recording estimated rebates in accordance with EITF 02-16 and the timing of cash receipts.
4. Inventories
     A summary of inventories is as follows:

	March 31,	December 31,
	2008	2007
Raw materials	$207,810	$190,586
Work in process	3,512	5,058
Finished goods	934,664	768,871

Total inventories	$1,145,986	$964,515

5. Investments
     A summary of investments is as follows:

	March 31,	December 31,
	2008	2007
Agriliance LLC	$186,089	$150,945
Advanced Food Products, LLC	34,396	34,287
Ag Processing Inc.	33,311	32,832
Agronomy Company of Canada Ltd.	21,783	21,909
Delta Egg Farm, LLC	9,469	7,579
Universal Cooperatives, Inc.	7,826	7,802
Melrose Dairy Proteins, LLC	6,625	3,856
Prairie Farms Dairy, Inc.	3,545	3,518
CoBank, ACB	3,313	4,396
Other – principally cooperatives and joint ventures	38,037	36,854

Total investments	$344,394	$303,978

     As of March 31, 2008, the Company had a 50-percent voting interest in numerous joint ventures, including Agriliance LLC. Summarized financial information for Agriliance LLC as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31,
	2008	2007
		(Restated)
Net sales	$230,598	$729,145
Gross profit	27,946	81,452
Net earnings (loss)	(17,842)	2,883

	March 31,	December 31,
	2008	2007
Current assets	$653,602	$696,332
Non-current assets	33,870	66,099
Current liabilities	298,986	426,674
Non-current liabilities	17,497	33,867
Total equity	370,989	301,890
     For the three months ended March 31, 2008, the Company and joint venture partner, CHS Inc., each contributed $50.0 million to Agriliance LLC for purposes of funding seasonal working capital requirements. In addition, Agriliance distributed $16.6 million of net assets to the Company and CHS Inc. (“CHS”) for four partial interests in joint ventures. The Company then purchased from CHS their distributed portion for $8.5 million. See Note 14 for further information. For the three months ending March 31, 2007, the Company received $19.6 million of dividend distributions from Agriliance LLC.
6. Goodwill and Other Intangible Assets
Goodwill
     The carrying amount of goodwill by segment is as follows:

	March 31,	December 31,
	2008	2007
Feed	$127,305	$127,404
Dairy Foods	69,220	69,451
Layers	58,280	58,280
Agronomy	50,791	52,371
Seed	10,709	10,718

Total goodwill	$316,305	$318,224

     The decrease in goodwill was primarily due the effect of $1.8 million of goodwill amortization associated with business combinations between mutual enterprises. The estimated amortization expense related to goodwill for the next five years will approximate $6.1 million annually. The weighted-average life of goodwill subject to amortization is approximately 10 years.
Other Intangible Assets
     A summary of other intangible assets is as follows:

	March 31,	December 31,
	2008	2007
Amortized other intangible assets:
Patents, less accumulated amortization of $7,544 and $7,250, respectively	$9,167	$9,461
Trademarks, less accumulated amortization of $1,715 and $1,592, respectively	3,979	4,102
Dealer networks and customer relationships, less accumulated amortization of $776 and $301, respectively	46,764	47,239
Other intangible assets, less accumulated amortization of $5,630 and $5,342, respectively	6,577	6,740

Total amortized other intangible assets	66,487	67,542
Total non-amortized other intangible assets — trademarks and license agreements	51,625	51,625

Total other intangible assets	$118,112	$119,167

     Amortization expense for the three months ended March 31, 2008 and 2007 was $1.2 million and $1.0 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $4.4 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 20 years. Non-amortized other intangible assets relate to Feed and the majority of the amortized other intangible assets relate to Feed and Agronomy.

7. Debt Obligations
Notes and Short-term Obligations
     The Company had notes and short-term obligations at March 31, 2008 and December 31, 2007 of $518.8 million and $132.2 million, respectively. The Company maintains credit facilities to finance its short-term borrowing needs, including a revolving credit facility and a receivables securitization facility.
     The Company’s $225 million, five-year revolving credit facility matures in 2011. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of March 2008, the LIBOR margin for the revolving credit facility was 125 basis points and the spread for the Alternative Base Rate was 25 basis points. LIBOR may be set for one, two, three or six month periods at the election of the Company. At March 31, 2008, $100.0 million was outstanding on the revolving credit facility and $93.6 million was available after giving effect to $31.4 million of outstanding letters of credit, which reduce availability.
     On March 13, 2008, the Company completed an amendment to its existing five-year receivables securitization facility arranged by CoBank ACB. The amendment increased the facility’s drawing capacity from $300 million to $400 million. This facility is scheduled to terminate in 2011. The increased capacity under the facility will be used to finance incremental working capital requirements arising from the crop protection products business, which was acquired in September of 2007 as part of the Company’s Agronomy repositioning, and higher commodity price levels in the Company’s other segments. The Company and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (“the SPE”). The SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. Borrowings under the receivables securitization facility bear interest at LIBOR plus 87.5 basis points. At March 31, 2008 and December 31, 2007 the SPE’s receivables were $1,024.1 million and $732.0 million, respectively. At March 31, 2008 and December 31, 2007, outstanding balances under the facility, recorded as notes and short-term obligations, were $290.0 million and $70.0 million, respectively, and availability was $110.0 million and $230.0 million, respectively.
     The Company also had $67.3 million as of March 31, 2008, and $61.1 million as of December 31, 2007, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly-owned subsidiary that provides operating loans and facility financing to farmers and livestock producers.
     The weighted average interest rate on short-term borrowings and notes outstanding at March 31, 2008 and December 31, 2007 was 4.05% and 5.69%, respectively.
Long-term Debt
     A summary of long-term debt is as follows:

	March 31,	December 31,
	2008	2007
Senior unsecured notes — due 2011 (8.75%)	$192,743	$192,743
Senior secured notes — due 2010 (9.00%)	175,000	175,000
Capital Securities of Trust Subsidiary — due 2028 (7.45%)	190,700	190,700
MoArk LLC debt — due 2008 through 2023 (7.73% weighted average)	17,669	29,520
Capital lease obligations (5.92% to 8.95%)	5,970	6,349
Other debt	27,717	22,472

	609,799	616,784
Less current portion	(4,562)	(5,182)

Total long-term debt	$605,237	$611,602

          The Company’s MoArk subsidiary maintains a $40 million revolving credit facility which is subject to a borrowing base limitation and terminates in June 2009. Borrowings outstanding at March 31, 2008, and December 31, 2007 were $0.
          The Company and MoArk are each subject to certain restrictions and covenant ratio requirements relating to their respective financing arrangements.  As of March 31, 2008, MoArk’s debt covenants were all satisfied. Land O’Lakes debt covenants include certain minimum financial ratios that were all satisfied as of March 31, 2008 and December 31, 2007. However, in accordance with the terms of the revolving credit facility, the Company is required to provide audited financial statements to its lenders within 90 days of the end of its fiscal year. The Company did not satisfy this requirement for the year ended December 31, 2007 and therefore, was out of compliance with this covenant. Since the Company cured the default by providing audited financial statements to its lenders within the prescribed 30 day cure period, an Event of Default was not triggered.

8. Other Comprehensive Income
     Comprehensive income for the three months ended March 31 was as follows:

	Three Months Ended
	March 31,
		Restated
	2008	2007
Net earnings	$61,283	$52,631
Unrealized gain on available-for-sale-investment securities	(176)	—
Foreign currency translation adjustment	2,948	270
Other	99	(194)

Total comprehensive income	$64,154	$52,707

9. Fair Value Measurement
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements.
     Additionally, in February 2008, the FASB issued FASB Staff Positions (FSP) Financial Accounting Standard 157-1 (“FSP 157-1”) and 157-2 (“FSP 157-2”). FSP 157-1 removes leasing from the scope of SFAS 157 and FSP 157-2 delays the effective date of SFAS 157 from January 1, 2008 to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
     The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. Such assets with potential nonrecurring fair value measurement are goodwill impairments, long-lived assets held and used such as intangible asset and fixed asset impairments, long-lived assets held for sale, and assets acquired in a business combination.
     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
Level 3: inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.
     A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using:
			Significant
		Quoted prices	other	Significant
	Total carrying	in active	observable	unobservable
	value at	markets	inputs	inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Foreign currency exchange contracts	$247	$—	$247	$—
Available-for-sale securities	294	294	—	—
Derivative assets	25,371	25,366	5	—
Derivative liabilities	36,577	35,464	1,113	—

     The available-for-sale equity securities and puts, calls and futures are measured at fair value based on quoted prices in active markets and as such are categorized as Level 1. Since the commodity derivative forward contracts and the foreign currency exchange forward contracts are not actively traded, they are priced at a fair value derived from an underlying futures market for the commodity or currency. Therefore, they have been categorized as Level 2.
     In the normal course of operations, the Company purchases commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, soybeans in Seed and corn and soybean meal in Layers. Derivative commodity instruments, consisting primarily of futures contracts offered through regulated commodity exchanges, are used to reduce exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” The futures contracts are marked-to-market each month and gains and losses (“unrealized hedging gains and losses”) are recognized in cost of sales. The Company has established formal position limits to monitor its hedging activities and generally does not use derivative commodity instruments for speculative purposes.
10. Income Taxes
     The Company derives a majority of its business from members, although it is allowed by the Internal Revenue Code to conduct non-member business. Earnings from member business are deductible from taxable income as a patronage deduction. Earnings from non-member business are taxed as corporate income in the same manner as a typical corporation. The effective tax rate as a result of non-member business activity was 10.0% and 15.2% for the three month periods ended March 31, 2008 and 2007, respectively. Income tax expense and the overall effective tax rate varies significantly each period based upon profitability and the level of non-member business during each of the comparable periods.
11. Pension and Other Postretirement Plans
     The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended March 31:

			Other Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Service cost	$3,810	$3,566	$196	$182
Interest cost	9,678	8,296	1,071	981
Expected return on assets	(11,000)	(9,263)	—	—
Amortization of actuarial loss	1,290	3,236	489	736
Amortization of prior service cost	(132)	(122)	—	—
Amortization of transition obligation	—	—	116	107

Net periodic benefit cost	$3,646	$5,713	$1,872	$2,006

     During the three months ended March 31, 2008, the Company contributed $1.1 million to its defined benefit pension plans and $0.9 million to its other postretirement benefits plans.
     The Company expects to contribute approximately $14.3 million to its defined benefit pension plans and $5.5 million to its other postretirement benefits plans in 2008.
12. Restructuring and Impairment Charges
     A summary of restructuring and impairment charges is as follows:

	Three Months Ended
	March 31,
	2008	2007
Restructuring charges	$53	$266
Impairment charges	—	1,122

Total restructuring and impairment charges	$53	$1,388

Restructuring Charges
     During the three months ended March 31, 2008, Dairy Foods incurred restructuring charges related to a long-term contractual obligation for waste-water treatment with the city of Greenwood as the result of a closed facility in Greenwood, Wisconsin.
     During the three months ended March 31, 2007, the Company recorded restructuring charges of $0.3 million, primarily for employee severance due to the announced closure of Feed facilities in Wisconsin and Kansas.

Impairment charges
     For the three months ended March 31, 2007, the Company incurred $1.1 million of impairment charges as the book values of certain fixed assets were written down to fair value based on estimated selling prices. In Seed, a $0.5 million impairment charge was incurred for the write-down of a closed manufacturing facility in Vincent, Iowa. In Feed and Layers, impairment charges of $0.3 million and $0.3 million, respectively, were incurred for the write-down of various manufacturing facilities held for sale.
13. Other Expense, Net

	Three Months Ended
	March 31,
	2008	2007
Loss on sale of investments	$12	$186
     During the three months ended March 31, 2008, the Company recognized a loss on sale of an investment held by the Feed segment.
     During the three months ended March 31, 2007, the Company recognized a loss on sale of an investment held by the Other segment for $0.2 million.
14. Acquisitions
     In January and February of 2008, the Company acquired a partial interest in four joint ventures related to its crop protection products business from Agriliance, LLC, for a total cash payment of $8.5 million.
15. Commitments and Contingencies
     On March 6, 2007, Land O’Lakes, Inc. announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit.  On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In August 2007, FGI filed a notice of appeal with the Court, seeking to overturn the permanent injunction while the EIS is being conducted. FGI’s appeal seeks to correct the legal standards applied as the basis for the injunction, but does not challenge the Court’s order to complete the EIS. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study. Although the Company believes the outcome of the environmental study will be favorable, there are approximately $20.9 million of purchase commitments with seed producers over the next two years and $15.5 million of inventory as of March 31, 2008, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
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
     In December 2005, a feed plant in Statesville, North Carolina was destroyed by fire and was temporarily closed.  During that time, the Company used its other facilities to provide services to customers, and in May, 2007, the Company resumed production at the refurbished facility.  The Company holds insurance coverage for property damage and business interruption, which provides recovery for a significant portion of the loss.  In 2007, the Company received $13.8 million of total proceeds for business interruption and capital asset replacement recoveries and recorded a gain on insurance settlement of $5.9 million. In 2008, the Company expects to receive additional insurance proceeds related to ongoing capital asset replacements at the facility.
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
     Seed is a supplier and distributor of crop seed products, primarily in the United States. A variety of crop seed is sold, including corn, soybeans, alfalfa and forage and turf grasses.
     Agronomy consists primarily of the operations of Winfield Solutions, LLC (“Winfield”), a wholly owned subsidiary established in September 2007 upon the distribution from Agriliance of its wholesale crop protection product assets. Winfield operates primarily as a wholesale distributor of crop protection products, including herbicides, pesticides, fungicides and adjuvant. Agronomy also includes the Company’s 50% ownership in Agriliance, which operates retail agronomy distribution businesses and is accounted for under the equity method.
     Layers consists of the Company’s MoArk subsidiary. MoArk produces and markets shell eggs that are sold to retail and wholesale customers for consumer and industrial use, primarily in the United States.
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
     As discussed in Note 2, the Company restated its consolidated financial statements as of and for the three months ended March 31, 2007 due to the timing of recognizing equity earnings in Agronomy. The effects of the restatements on the segment information for the three months ended March 31, 2007 are as follows:

Agronomy
2007
Equity in earnings of affiliated companies – as previously reported	$(4,490)
Adjustment for vendor rebates	3,735

Equity in earnings of affiliated companies – as restated	(755)

Earnings before income taxes — as previously reported	2,140
Adjustment for vendor rebates	(3,735)

Loss before income taxes — as restated	(1,595)

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended March 31, 2008:
Net sales (1)	$1,048,059	$941,732	$627,117	$487,151	$181,142	$(28,202)	$3,256,999
Cost of sales (2)	1,006,222	861,641	560,681	457,840	147,291	(27,383)	3,006,292
Selling, general and administrative	46,951	63,392	22,712	24,577	8,997	950	167,579
Restructuring and impairment charges	53	—	—	—	—	—	53
Interest expense (income), net	2,540	7,184	692	4,499	3,600	(1,380)	17,135
Other expense, net	—	12	—	—	—	—	12
Equity in (earnings) loss of affiliated companies	(2,598)	119	—	9,471	(11,094)	—	(4,102)
Minority interest in earnings of subsidiaries	—	234	—	1,631	—	—	1,865

Earnings (loss) before income taxes	$(5,109)	$9,150	$43,032	$(10,867)	$32,348	$(389)	$68,165

				(Restated)		Other/	(Restated)
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended March 31, 2007:
Net sales (1)	$880,307	$748,796	$436,045	$—	$119,930	$(2,795)	$2,182,283
Cost of sales (2)	805,118	677,311	380,219	—	105,630	(3,545)	1,964,733
Selling, general and administrative	47,940	60,112	20,236	4,801	7,908	1,014	142,011
Restructuring and impairment charges	67	524	500	—	297	—	1,388
Interest expense (income), net	6,246	6,783	1,194	(2,451)	4,312	(1,258)	14,826
Other expense, net	—	—	—	—	—	186	186
Equity in (earnings) loss of affiliated companies	495	(481)	(55)	(755)	(2,412)	(7)	(3,215)
Minority interest in earnings of subsidiaries	—	256	—	—	—	—	256

Earnings (loss) before income taxes	$20,441	$4,291	$33,951	$(1,595)	$4,195	$815	$62,098

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
(1) Net sales includes intersegment sales of:
2008	$2,158	$10,745	$8,926	$9,656	$—	$(31,485)	$—
2007	$3,046	$5,071	$—	$—	$—	$(8,117)	$—
(2) Cost of sales includes year-to-year change in unrealized hedging (gains) losses of:
2008	$(1,670)	$14,508	$6,338	$—	$7,755	$1,010	$27,941
2007	$(2,489)	$2,886	$2,001	$—	$1,499	$(325)	$3,572
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
     In January and February 2008, the Company acquired partial interests in four joint ventures which are part of Winfield, but are non-guarantors of the Company’s financing arrangements. Accordingly, the consolidated joint ventures’ financial information has been included with the non-guarantor subsidiaries as of and for the three months ended March 31, 2008.
     In September 2007, in conjunction with Agriliance’s distribution of crop protection product assets, the Company established Winfield Solutions, LLC (“Winfield”), a wholly owned subsidiary, and consolidated this entity into the Agronomy segment. Winfield is a guarantor of the Company’s financing arrangements. Accordingly, Winfield’s financial information has been included with the consolidated guarantors as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008.
     In August 2007, the Company purchased Gold Medal Seeds LTD (“Gold Medal”), a Canadian business, and consolidated this entity into the Seed segment. As a foreign-based entity, Gold Medal is not a guarantor of the Company’s financing arrangements. Accordingly, Gold Medal’s financial information has been included with the non-guarantor subsidiaries as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008.
     In April 2007, the Company sold substantially all the assets related to its Cheese & Protein International LLC (“CPI”) subsidiary, which was a consolidated guarantor of the Company. Accordingly, as of the sale date, the divested operations of CPI have been removed from the consolidated guarantors supplemental financial information. CPI was included in the consolidated guarantors supplemental financial information as of and for the three months ended March 31, 2007.
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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
March 31, 2008

	Land
	O’Lakes,		Non-
	Inc. Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$29,804	$1,063	$47,542	$—	$78,409
Receivables, net	384,715	682,567	1,223,296	(800,582)	1,489,996
Intercompany receivables, net	461,381	26,309	—	(487,690)	—
Inventories	375,228	632,196	138,562	—	1,145,986
Prepaid expenses	34,088	461,323	19,266	2	514,679
Other current assets	76,727	21,796	945	—	99,468

Total current assets	1,361,943	1,825,254	1,429,611	(1,288,270)	3,328,538

Investments	984,821	49,107	18,284	(707,818)	344,394
Property, plant and equipment, net	198,861	273,564	92,819	—	565,244
Goodwill, net	192,658	63,354	60,293	—	316,305
Other intangibles, net	1,846	114,072	2,194	—	118,112
Other assets	24,751	36,154	54,304	(3,779)	111,430

Total assets	$2,764,880	$2,361,505	$1,657,505	$(1,999,867)	$4,784,023

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$100,999	$1,386	$1,208,271	$(791,903)	$518,753
Current portion of long-term debt	1,837	234	2,491	—	4,562
Accounts payable	538,223	769,435	78,118	(9,742)	1,376,034
Intercompany payable, net	—	483,444	4,246	(487,690)	—
Customer advances	48,677	448,033	24,626	—	521,336
Accrued expenses	221,729	176,167	36,319	(2,714)	431,501
Patronage refunds and other member equities payable	33,472	—	—	—	33,472

Total current liabilities	944,937	1,878,699	1,354,071	(1,292,049)	2,885,658

Long-term debt	581,406	108	23,723	—	605,237
Employee benefits and other liabilities	169,801	29,266	5,752	—	204,819
Minority interests	—	1,484	18,089	—	19,573
Commitments and contingencies

Equities:
Capital stock	1,678	—	2,908	(2,908)	1,678
Additional paid-in capital	—	188,582	99,448	(288,030)	—
Member equities	952,777	—	—	—	952,777
Accumulated other comprehensive (loss) income	(59,060)	(171)	266	(95)	(59,060)
Retained earnings	173,341	263,537	153,248	(416,785)	173,341

Total equities	1,068,736	451,948	255,870	(707,818)	1,068,736

Total liabilities and equities	$2,764,880	$2,361,505	$1,657,505	$(1,999,867)	$4,784,023

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2008

	Land
	O’Lakes,		Non-
	Inc. Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,636,597	$1,364,571	$255,831	$—	$3,256,999
Cost of sales	1,536,532	1,268,501	201,259	—	3,006,292

Gross profit	100,065	96,070	54,572	—	250,707
Selling, general and administrative	71,047	79,831	16,701	—	167,579
Restructuring and impairment charges	53	—	—	—	53

Earnings from operations	28,965	16,239	37,871	—	83,075

Interest expense, net	14,982	3,203	(1,050)	—	17,135
Other expense, net	—	12	—	—	12
Equity in (earnings) loss of affiliated companies	(48,991)	81	(11,093)	55,901	(4,102)
Minority interest in earnings of subsidiaries	—	—	1,865	—	1,865

Earnings before income taxes	62,974	12,943	48,149	(55,901)	68,165
Income tax expense	1,691	71	5,120	—	6,882

Net earnings	$61,283	$12,872	$43,029	$(55,901)	$61,283

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$61,283	$12,872	$43,029	$(55,901)	$61,283
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	9,760	10,168	2,218	—	22,146
Amortization of deferred financing costs	489	—	36	—	525
Bad debt expense	388	460	138	—	986
Proceeds from patronage revolvement received	1,560	—	—	—	1,560
Non-cash patronage income	(783)	(548)	—	—	(1,331)
Deferred income tax benefit	(14,631)	—	—	—	(14,631)
Increase in other assets	(425)	(537)	(30)	44	(948)
Increase in other liabilities	2,884	(76)	—	—	2,808
Restructuring and impairment charges	53	—	—	—	53
Loss on sale of investment	—	12	—	—	12
Equity in (earnings) loss of affiliated companies	(48,991)	81	(11,093)	55,901	(4,102)
Dividends from investments in affiliated companies	227	500	4,721	—	5,448
Minority interests	—	—	1,865	—	1,865
Other	(229)	5	(10)	—	(234)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(95,498)	(38,902)	(353,203)	36,976	(450,627)
Inventories	34,607	(124,781)	(22,475)	—	(112,649)
Prepaids and other current assets	422,705	(64,662)	(3,161)	(2)	354,880
Accounts payable	40,143	139,454	23,296	2,375	205,268
Customer advances	(465,392)	37,163	(899)	—	(429,128)
Accrued expenses	64,020	23,934	2,249	1,080	91,283

Net cash provided (used) by operating activities	12,170	(4,857)	(313,319)	40,473	(265,533)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,221)	(9,106)	(10,989)	—	(24,316)
Acquisitions, net of cash acquired	—	—	(6,419)	—	(6,419)
Payments for investments	(50,600)	—	(235)	—	(50,835)
Distributions from investments in affiliated companies	—	—	4,448	—	4,448
Proceeds from sale of investments	—	49	—	—	49
Proceeds from sale of property, plant and equipment	—	66	—	—	66
Change in notes receivable	(5,657)	500	(881)	—	(6,038)
Other	(208)	—	(268)	—	(476)

Net cash used by investing activities	(60,686)	(8,491)	(14,344)	—	(83,521)

Cash flows from financing activities:
Increase (decrease) in short-term debt	56,347	(2,429)	328,486	(40,473)	341,931
Proceeds from issuance of long-term debt	1,358	—	2,225	—	3,583
Principal payments on long-term debt	(499)	(196)	(11,998)	—	(12,693)
Payments for redemption of member equities	(22,161)	—	—	—	(22,161)
Distribution to members	30,900	—	(30,900)	—	—
Other	(36)	—	—	—	(36)

Net cash provided (used) by financing activities	65,909	(2,625)	287,813	(40,473)	310,624

Net increase (decrease) in cash and cash equivalents	17,393	(15,973)	(39,850)	—	(38,430)
Cash and cash equivalents at beginning of period	12,411	17,036	87,392	—	116,839

Cash and cash equivalents at end of period	$29,804	$1,063	$47,542	$—	$78,409

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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007

	(Restated)
	Land
	O’Lakes,		Non-
	Inc. Parent	Consolidated	Guarantor		(Restated)
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,098,691	$933,318	$150,274	$—	$2,182,283
Cost of sales	985,727	846,254	132,752	—	1,964,733

Gross profit	112,964	87,064	17,522	—	217,550
Selling, general and administrative	69,875	63,631	8,505	—	142,011
Restructuring and impairment charges	566	524	298	—	1,388

Earnings from operations	42,523	22,909	8,719	—	74,151

Interest expense, net	15,093	(381)	114	—	14,826
Other expense, net	186	—	—	—	186
Equity in earnings of affiliated companies	(34,217)	(510)	(3,013)	34,525	(3,215)
Minority interest in earnings of subsidiaries	—	—	256	—	256

Earnings before income taxes	61,461	23,800	11,362	(34,525)	62,098
Income tax expense	8,830	126	511	—	9,467

Net earnings	$52,631	$23,674	$10,851	$(34,525)	$52,631

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007

	(Restated)
	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor		(Restated)
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$52,631	$23,674	$10,851	$(34,525)	$52,631
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	10,620	8,116	2,516	—	21,252
Amortization of deferred financing costs	424	288	36	—	748
Bad debt expense	704	(43)	7	—	668
Proceeds from patronage revolvement received	3,070	5	—	—	3,075
Non-cash patronage income	(567)	(49)	—	—	(616)
Deferred income tax expense	3,479	—	—	—	3,479
(Increase) decrease in other assets	(468)	(284)	98	60	(594)
Increase in other liabilities	768	125	—	—	893
Restructuring and impairment charges	566	524	298	—	1,388
Loss on sale of investment	186	—	—	—	186
Equity in earnings of affiliated companies	(34,217)	(510)	(3,013)	34,525	(3,215)
Dividends from investments in affiliated companies	20,123	211	2,350	—	22,684
Minority interests	—	—	256	—	256
Other	195	(82)	—	—	113
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(165,187)	(25,548)	(209,807)	182,613	(217,929)
Inventories	(32,831)	1,203	(8,698)	—	(40,326)
Prepaids and other current assets	334,352	2,114	(35,320)	—	301,146
Accounts payable	164,348	(6,757)	3,854	(5,334)	156,111
Customer advances	(338,606)	(11,430)	26,282	—	(323,754)
Accrued expenses	5,410	8,349	(1,075)	(118)	12,566

Net cash provided (used) by operating activities	25,000	(94)	(211,365)	177,221	(9,238)

Cash flows from investing activities:
Additions to property, plant and equipment	(11,004)	(5,725)	(1,316)	—	(18,045)
Acquisitions	—	—	(58)	—	(58)
Payments for investments	(250)	—	(156)	—	(406)
Proceeds from sale of investments	475	—	—	—	475
Proceeds from sale of property, plant and equipment	6	135	35	—	176
Change in notes receivable	(5,032)	657	(3,490)	—	(7,865)
Other	(82)	—	—	—	(82)

Net cash used by investing activities	(15,887)	(4,933)	(4,985)	—	(25,805)

Cash flows from financing activities:
Increase (decrease) in short-term debt	3,039	(437)	207,766	(177,221)	33,147
Proceeds from issuance of long-term debt	1,337	—	490	—	1,827
Principal payments on long-term debt	(141)	(10,057)	(14,161)	—	(24,359)
Payments for redemption of member equities	(15,472)	—	—	—	(15,472)
Other	(36)	—	—	—	(36)

Net cash (used) provided by financing activities	(11,273)	(10,494)	194,095	(177,221)	(4,893)

Net decrease in cash and cash equivalents	(2,160)	(15,521)	(22,255)	—	(39,936)
Cash and cash equivalents at beginning of period	8,976	15,613	55,118	—	79,707

Cash and cash equivalents at end of period	$6,816	$92	$32,863	$—	$39,771

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.
Overview
Restatement of Financial Results
     In March 2008, the Company became aware of previously undetected misstatements to the financial statements of Agriliance LLC (“Agriliance”), a 50%-owned joint venture which is reflected in our Agronomy segment and is accounted for under the equity method of accounting. For Agriliance’s years ended August 31, 2003 through 2007, Agriliance misapplied Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. Agriliance estimated vendor rebates earned for certain vendor programs based on, among other things, long-term agreements, prior historical rebate amounts and current negotiations with vendors and then recorded the rebates throughout the vendor program year as product was purchased and/or sold. Certain of these arrangements with vendors were not formally binding until after the start of the vendor’s crop year program. In accordance with EITF 02-16, rebates are to be recorded as earned when evidence of a binding arrangement exists (which in most cases is either a signed agreement between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received. Agriliance has restated its financial statements for the periods in which the errors occurred. Although Land O’Lakes consolidated annual financial statements were not considered materially misstated during the periods in which the errors occurred, the Company’s quarterly financial results for the periods ending March 31, June 30, and September 30, 2007 and 2006 were deemed materially misstated. The Company has restated its quarterly operating results with respect to the misstatements for the three months ending March 31, 2007 in this Form 10-Q and will correct the misstatements impacting the periods ending June 30, and September 30, 2007 in future 2008 Form 10-Q filings. Immaterial adjustments to the Company’s annual consolidated financial statements related to recording its share of Agriliance’s misstatements were presented in the Company’s December 31, 2007 Form 10-K filing. The misstatements had no impact to the Company’s cash flows.
General
     We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. For the three months ended March 31, 2008, we reported net sales of $3.3 billion and net earnings of $61.3 million, compared to net sales of $2.2 billion and net earnings of $52.6 million for the three months ended March 31, 2007. The primary reasons for the increase in net earnings were improved earnings in Layers, Feed and Seed due to favorable market conditions, partially offset by a decline in Dairy Foods earnings.
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study (“EIS”) can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In August 2007, FGI filed a notice of appeal with the Court, seeking to overturn the permanent injunction while the EIS is being conducted. FGI’s appeal seeks to correct the legal standards applied as the basis for the injunction, but does not challenge the Court’s order to complete the EIS. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study. Although the Company believes the outcome of the environmental study will be favorable, there are approximately $20.9 million of purchase commitments with seed producers over the next two years and $15.5 million of inventory as of March 31, 2008, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
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

On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA regarding clean up of the Site. In the Letter, the EPA claimed that it has incurred approximately $21 million of costs related to the remediation of the Site through October 31, 2007. The EPA is seeking reimbursement of these costs, on a joint and several basis, from the Company and other potentially responsible parties. The EPA has also stated that additional remediation of the Site will be required at an estimated cost of $9.6 million. The Company is currently reviewing the EPA’s request and will respond to the EPA with its proposal within the time frame set forth in the Letter. In the meantime, we have made a request of the EPA to forward the documents it used in its analysis set forth in the Letter. The Company has not yet received the requested documents. Accordingly, at this time, the Company is not aware of the exact nature or extent of the contaminants the EPA claims existed at the Site prior to the remediation efforts, nor is the Company aware of the exact nature or extent of the contaminants the EPA claims continue to exist and require additional remediation. Depending on the results of the document request, the Company believes it will have multiple defenses available that will mitigate its liability. For instance, the Company may be able to show that certain amounts of the contamination occurred after it sold the property, that certain amounts of the contaminants were found on areas of the Site that the Company did not utilize, or that certain contaminants were not used in the Company’s operations while it occupied the Site. In addition, the Company is currently analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure, if any.
Seasonality
     Certain segments of our business are subject to seasonal fluctuations in demand. In our Dairy Foods segment, butter sales typically increase in the fall and winter months due to increased demand during holiday periods. Feed sales tend to be highest in the first and fourth quarter of each year because cattle are less able to graze during cooler months. Most Seed sales occur in the first and fourth quarter of each year. Agronomy product sales tend to be much higher in the second quarter of each year, as farmers buy crop protection products to meet their seasonal planting needs.
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
     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the three months ended March 31, 2008, bulk cheese, which is generally priced on the date of make, represented approximately 11% of the Dairy Foods segment’s net sales.
     We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter typically is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the three months ended March 31, 2008, retail and foodservice net sales represented approximately 30% of Dairy Foods net sales.
     Market prices for commodities such as butter, cheese and non fat dry milk can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly CME (Chicago Mercantile Exchange) market price for butter was $1.16 in April 2006, and the highest monthly market price was $1.70 in September 2005. In the past three years, the lowest monthly CME market price for block cheese was $1.16 in July 2006 and the highest monthly market price was $2.09 in November 2007. In the past three years, the lowest monthly NASS (National Agricultural Statistics Survey) market price for non fat dry milk was $0.82 in June 2006 and the highest monthly market price was $2.06 in October 2007. The per pound average market price for the three months ended March 31 is as follows:

	March 31,
	2008	2007
Per pound market price average for three months ended:
Butter (CME)	$1.26	$1.26
Block cheese (CME)	1.88	1.35
Non fat dry milk (NASS)	1.36	1.12

     Feed. The Feed segment follows industry standards for feed pricing. The feed industry generally prices products based on income over ingredient cost (IOIC) per ton of feed, which represents net sales less ingredient costs. This practice tends to lessen the impact of volatility in commodity ingredient markets on our animal feed profits. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices. However, margins can still be impacted by competitive pressures and changes in manufacturing and distribution costs.
     We enter into forward sales contracts to supply feed to customers, which currently represent approximately 12% of our Feed sales. When we enter into these contracts, we also generally enter into forward purchase contracts on the underlying commodities to lock in our gross margins.
     Changes in commodity grain prices have an impact on the mix of products we sell. When grain prices are relatively high, the demand for complete feed rises since many livestock producers are also grain growers and sell their grain in the market and purchase complete feed as needed. When grain prices are relatively low, these producers feed their grain to their livestock and purchase premixes and supplements to provide complete nutrition to their animals. Complete feed has a far lower margin per ton than supplements and premixes. However, during periods of relatively high grain prices, although our margins per ton are lower, we sell substantially more tonnage because the grain portion of complete feed makes up the majority of its weight.
     Complete feed is manufactured to meet the complete nutritional requirements of animals, whereas a simple blend is a blend of processed commodities to which the producer then adds supplements and premixes. As dairy production has shifted to the western United States, we have seen a change in our feed product mix with lower sales of complete feed and increased sales of simple blends, supplements and premixes. This change in product mix is a result of differences in industry practices. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our western feed region and increases in sales of premixes in our manufacturing subsidiaries in the West.
     We have seen continued erosion of commodity feed volumes, mainly related to producer integration in the swine and poultry sectors as well as conscious efforts made by management to exit some of this low-margin business and place increased focus on value-added business. We expect continued pressure on volumes in dairy, poultry and swine feed to continue as further integration occurs in these industries.
     Layers. MoArk produces and markets shell eggs. MoArk’s sales and earnings are driven, in large part, by egg prices. For the three months ended March 31, 2008, egg prices averaged $1.62 per dozen, as measured by the Urner Barry Midwest Large market, compared to egg prices of $1.06 per dozen for the three months ended March 31, 2007.
Derivative Commodity Instruments
     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, and soybeans in Seed. Derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” The futures and options contracts for open positions are marked-to-market each month and these unrealized gains or losses (“unrealized hedging gains and losses”) are recognized in earnings and are fully taxed and applied to retained earnings in our consolidated balance sheet. Amounts recognized in earnings before income taxes (reflected in cost of sales and equity earnings of affiliated companies) for the three months ended March 31 are as follows:

	For the three months ended
	March 31,
	2008	2007
	($ in millions)
Unrealized hedging loss	$(27.9)	$(3.6)

Vendor Rebates
     We receive vendor rebates primarily from seed and chemical suppliers. These rebates are covered by binding arrangements, which are agreements between the vendor and the Company or published vendor rebate programs. Rebates are recorded as earned in accordance with EITF 02-16, when evidence exists to support binding arrangements (which in most cases is either written agreements between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received. Certain rebate arrangements for our Agronomy segment are not finalized until after the start of the vendor’s crop year program. Accordingly, the amount of rebates reported in any given period can vary substantially, largely as a result of when the arrangements are formalized.
Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method and provided earnings for the three months ended March 31 as follows:

	For the three months ended
	March 31,
		Restated
	2008	2007
	(in millions)
Earnings from unconsolidated businesses	$4.1	$3.2
     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost.
     Our investment in unconsolidated businesses was $344.4 million as of March 31, 2008 and $304.0 million as of December 31, 2007. Cash flow from investments in unconsolidated businesses was $9.9 million for the three months ended March 31, 2008 compared to $22.7 million for the three months ended March 31, 2007. The decline in cash flow was primarily due to a $19.0 million dividend received during the three months ended March 31, 2007 from Agriliance, whereas Agriliance did not pay a dividend in the three months ended March 31, 2008. In addition, the Company and joint venture partner, CHS Inc., each contributed $50.0 million to Agriliance for purposes of funding seasonal working capital requirements for the three months ended March 31, 2008, as compared to the same period in 2007.
     Agriliance LLC (“Agriliance”), a 50%-owned joint venture which is reflected in our Agronomy segment and is accounted for under the equity method, constitutes the most significant of our investments in unconsolidated businesses. Historically, Agriliance’s sales and earnings have been principally derived from the wholesale distribution of crop nutrients and crop protection products manufactured by others and have primarily occurred in the second quarter of each calendar year. Effective September 1, 2007, Agriliance distributed the wholesale crop protection business to Land O’Lakes, and the wholesale crop nutrient business to CHS Inc. Agriliance continues as a 50/50 joint venture between Land O’Lakes and CHS Inc. and operates as a retail agronomy distribution business. Our investment in Agriliance was $186.1 million as of March 31, 2008 and $150.9 million as of December 31, 2007. For the three months ended March 31, 2008 and 2007, we recorded $8.9 million of equity losses and $1.4 million of equity earnings related to Agriliance, respectively. Agriliance’s results were unfavorably impacted during the three months ended March 31, 2008 compared to March 31, 2007 primarily due to the September 2007 distribution and repositioning of the wholesale crop protection products and crop nutrients businesses.

     Results of Operations
Three months ended March 31, 2008 as compared to three months ended March 31, 2007
Restatement of Financial Results
     As described in Overview – Restatement of Financial Results, the Company has restated its financial results for the three months ended March 31, 2007 due to accounting misstatements made by the Company’s Agriliance joint venture related to the recording of vendor rebates. The effects of the adjustments on the consolidated statement of operations for the three months ended March 31, 2007 are as follows:

	Previously
	Reported	Effect of	Restated
	2007	Restatement	2007
		($ in millions)
Equity in earnings of affiliated companies	$(6.9)	$3.7	$(3.2)
Earnings before income taxes	65.8	(3.7)	62.1
Income tax expense	10.9	(1.4)	9.5
Net earnings	54.9	(2.3)	52.6
Overview of Results

	For the three months ended March 31,
			Increase
	2008	2007	(Decrease)
	($ in millions)
Net earnings	$61.3	$52.6	$8.7
     Increased net earnings were primarily driven by improved earnings in Layers, Seed and Feed due to favorable market conditions, partially offset by a decline in Dairy Foods earnings. Net earnings were also negatively impacted by an increase in unrealized hedging losses.

Net sales	$3,257.0	$2,182.3	$1,074.7
     The increase in net sales was primarily attributable to the addition of $487.2 million in net sales as a result of the repositioning of the Agronomy investment which resulted in the consolidation of the crop protection products business in September 2007. The increase in net sales was also a result of higher market prices across all segments. Net sales increased in Dairy Foods, Feed, Seed and Layers in the amount of $167.8 million, $192.9 million, $191.1 million and $61.2 million, respectively. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$250.7	$217.6	$33.1
     Gross profit increased in the three months ended March 31, 2008, primarily due to the addition of $29.3 million of gross profit due to the consolidation of the crop protection products business in September 2007. Improved market prices in Layers and Seed also contributed to the gross profit increase. Partially offsetting these increases were declining dairy markets and unrealized hedging losses. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$167.6	$142.0	$25.6
     The increase in selling, general and administrative expense compared to the prior year was primarily due to the addition of $24.4 million of selling, general and administrative expenses due to the consolidation of the crop protection products business in September 2007.

Restructuring and impairment charges	$0.1	$1.4	$(1.3)

     During the three months ended March 31, 2007, Feed announced the closure of a plant in Columbus, WI which resulted in a $0.2 million restructuring charge. Feed also announced the closure of its Leoti, KS, plant as part of the formation of a feedlot joint venture which resulted in an impairment charge of $0.3 million. Seed incurred an impairment charge of $0.5 million in relation to the closing of a soybean facility in Vincent, IA. Layers incurred an impairment charge of $0.3 million for the closure of two farms.

	For the three months ended March 31,
			Increase
	2008	2007	(Decrease)
	($ in millions)
Interest expense, net	$17.1	$14.8	$2.3
     The increase in interest expense was due to an increase in debt levels. Total debt as of March 31, 2008 increased $409.2 million compared to March 31, 2007, primarily due to increased debt related to the repositioning of Agriliance effective September, 2007.

Equity in earnings of affiliated companies	$4.1	$3.2	$0.9
     Increased equity in earnings of affiliated companies is primarily related to increased earnings from Layers and Dairy Foods investments, partially offset by decreased earnings from Agriliance. In Layers, equity method investments had earnings of $11.1 million for the three months ended March 31, 2008, compared to equity earnings of $2.4 million for the same period of 2007 primarily due to higher egg prices. Dairy Foods equity method investments had earnings of $2.6 million for the three months ended March 31, 2008, compared to equity losses of $0.5 million for the three months ended March 31, 2007. Results for the three months ended March 31, 2008 included equity losses from Agriliance of $8.9 million compared to equity earnings of $1.4 million for the same period of 2007. A discussion of net earnings for Agriliance can be found under the caption “Overview — General — Unconsolidated Businesses.”

Income tax expense	$6.9	$9.5	$(2.6)
     Income tax expense for the three months ended March 31, 2008 and March 31, 2007 resulted in an effective tax rate of 10.1% and 15.2% respectively. As a cooperative, earnings from member business that meet certain requirements, known as “patronage income,” are deductible from taxable income. The federal and state statutory rate applied to nonmember business activity was 38.3% for the three month periods ended March 31, 2008 and 2007. Income tax expense, and the difference between the effective tax rate and statutory tax rate, vary each year based upon patronage business activity and the level of profitability of nonmember business during each of the comparable years.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or have similar customers. We have five segments: Dairy Foods, Feed, Seed, Agronomy and Layers.
Dairy Foods

	For the three months ended March 31,
($ in millions)	2008	2007	% change
Net sales	$1,048.1	$880.3	19.1%
Gross profit	41.8	75.2	(44.4)%

Gross profit % of net sales	4.0%	8.5%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$249.9
Volume impact	28.6
Acquisitions and divestitures	(110.7)

Total increase	$167.8

     The net sales increase in the three months ended March 31, 2008 was primarily driven by the impact of higher market prices for milk and cheese. The favorable pricing / mix variance of $249.9 million was mainly due to rising average cheese market prices for the three months ended March 31, 2008 of $0.53 per pound compared to the same period last year. The increase in market price caused net sales for industrial operations, foodservice and consumer cheese to increase $206.5 million, $25.1 million and $4.0 million, respectively, compared to the same period last year. The volume variance of $28.6 million was primarily related to increases in industrial operations, resale and consumer cheese, partially offset by decreases in foodservice and butter. Industrial operations, resale and consumer cheese volumes increased $22.6 million, $7.9 million, and $1.8 million respectively, and volume declines in foodservice and consumer cheese were $11.0 million and $1.5 million, respectively, compared to the prior year. The acquisitions and divestitures category includes the effect of not having Cheese & Protein International (“CPI”) sales volume in the first quarter 2008 as the sale of CPI occurred in April 2007.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$(24.4)
Volume impact	—
Unrealized hedging	(0.8)
Acquisitions and divestitures	(8.2)

Total decrease	$(33.4)
     The negative margin / mix variance of $24.4 million was primarily due to declining markets over the prior year when dairy product prices were increasing. Also negatively impacting the overall gross profit variance was the effect of a $0.8 million decline in unrealized hedging gains compared to the same period in 2007. The acquisitions and divestitures category includes the effect of the sale of substantially all of CPI’s assets in April 2007.
Feed

	For the three months ended March 31,
($ in millions)	2008	2007	% change
Net sales	$941.7	$748.8	25.8%
Gross profit	80.1	71.5	12.0%
Gross profit % of net sales	8.5%	9.5%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$187.1
Volume impact	11.8
Acquisitions and divestitures	(6.0)

Total increase	$192.9
     The $187.1 million favorable pricing / mix variance was primarily due to the effect of commodity price increases, which increased sales in livestock, lifestyle and ingredients by $60.5 million, $23.4 million and $75.2 million, respectively. Grass cattle, dairy feed and swine feed sales accounted for the largest increases in the livestock category, and horse and companion animal feed accounted for the majority of the lifestyle increases. The favorable volume variance of $11.8 million was primarily due to volume improvements in direct ship products, ingredients, and grass cattle and companion animal feeds. Deteriorating forage conditions over the prior year have primarily driven the volume increase in grass cattle and companion animal and the volume increase in the direct ship and ingredient businesses are being led by the rapid growth of DDG’s, a by-product of the ethanol production process. These improvements were partially offset by declines in the livestock category, mainly feedlot, dairy and swine feed. The acquisitions and divestitures category includes the impact of decreased sales due to the contribution of a Kansas facility to a feedlot joint venture in February 2007.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$19.9
Volume impact	0.4
Unrealized hedging	(11.6)
Acquisitions and divestitures	(0.1)

Total increase	$8.6

     Gross profit increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to favorable ingredient cost positions, partially offset by higher energy and distribution costs. The positive margin / mix variance of $19.9 million was primarily due to pricing improvements in relation to ingredient costs. Dairy, swine, horse, ingredient and non-core feed margins improved $3.0 million, $1.9 million, $1.2 million, $3.4 million and $7.2 million, respectively. Offsetting the positive margin variance were increased unrealized hedging losses of $11.6 million. The acquisitions and divestitures category includes the impact of decreased margins due to the contribution of a Kansas facility to a feedlot joint venture in February 2007.
Seed

	For the three months ended March 31,
($ in millions)	2008	2007	% change
Net sales	$627.1	$436.0	43.8%
Gross profit	66.4	55.8	19.0%
Gross profit % of net sales	10.6%	12.8%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$105.5
Volume impact	85.6

Total increase	$191.1
     The $105.5 million pricing / mix variance was primarily related to an $86.8 million increase in corn sales due to strong trait sales and a $14.5 million increase in soybean sales due to increased market prices. The $85.6 million favorable volume variance was driven in large part by a $49.6 million increase in corn volume growth, which is due primarily to the timing of sales. Also contributing to the positive volume variance was a $37.2 million increase in soybean volumes due to an increase in acres planted.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$4.6
Volume impact	10.3
Unrealized hedging	(4.3)

Total increase	$10.6
     The $4.6 million positive margin / product mix variance was primarily due to a $3.1 million increase in corn due to increased sales of traited products, partially offset by higher royalties and seed treatment costs. The $10.3 million favorable volume variance was primarily due to a $5.3 million increase in soybeans due to a shift in acres planted and a $4.9 million increase in corn due to strong sales early in the season, compared to the same period in 2007. These gains were partially offset by a $4.3 million increase in unrealized hedging losses compared with the prior year.
Layers

	For the three months ended March 31,
($ in millions)	2008	2007	% change
Net sales	$181.1	$119.9	51.0%
Gross profit	33.9	14.3	137.1%
Gross profit % of net sales	18.7%	11.9%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$40.6
Volume impact	20.6

Total increase	$61.2

     The $40.6 million positive pricing / mix variance was primarily driven by higher egg prices for the three months ended March 31, 2008 compared to the same period in 2007. The average quoted price based on the Urner Barry Midwest Large market increased to $1.62 per dozen in 2008 compared to $1.06 per dozen in 2007. The $20.6 million favorable volume variance was primarily related to the timing of Easter sales which fell in the first quarter of 2008 compared to the second quarter of 2007.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$23.2
Volume impact	2.6
Unrealized hedging	(6.2)

Total increase	$19.6
     The gross profit increase was primarily attributable to the increase in the average market price of eggs. Partially offsetting the impact of higher egg prices were increased feed costs, increased prices for purchased eggs and unrealized hedging losses for the three months ended March 31, 2008 compared to the same period in 2007.
     Agronomy
     Net sales and gross profit for Agronomy include the results of our wholesale crop protection products business which was consolidated effective September 1, 2007 upon the repositioning of a portion of Agriliance. For further information, see the discussion under the caption “Overview – Unconsolidated Businesses.” The following analysis includes a comparison of the three month period ending March 31, 2008 compared to the stand-alone net sales and gross profit of the wholesale crop protection products business for the three month period ending March 31, 2007, as previously reported in Agriliance’s financial results.
     Net Sales
     Net sales for the three months ended March 31, 2008 were $487.2 million. There were no net sales for the three months ending March 31, 2007 within the Land O’ Lakes consolidated statements of operations, since we accounted for this activity through our investment in Agriliance. On a stand-alone basis, the CPP segment of Agriliance had $256.4 million in sales for the three months ending March 31, 2007. The $230.8 million increase in net sales was primarily related to sales from our wholesale crop protection products business to the Agriliance retail business, which were previously recorded as intercompany transfers rather than sales. Also contributing to the increase were improved sales in herbicides and fungicides, primarily related to early sales from customers in anticipation of price increases.
Gross Profit
     Gross profit for the three months ended March 31, 2008 was $29.3 million. There was no gross profit for the three months ending March 31, 2007 within the Land O’Lakes consolidated statements of operations as we accounted for this activity through our investment in Agriliance. On a stand-alone basis, the CPP business within Agriliance had a gross profit of $5.0 million for the three months ending March 31, 2007. The $24.3 million increase in gross profit was primarily related to sales from our wholesale crop protection products business to the Agriliance retail business, which were previously recorded as intercompany transfers and eliminated within Agriliance, as well as increased herbicides and fungicides margins related to early sales from customers in anticipation of price increases. These increases were partially offset by increased distribution costs and a step up in inventory price as part of the September 1, 2007 purchase accounting adjustment on CPP.
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

     Total long-term debt, including the current portion, was $609.8 million at March 31, 2008 compared to $616.8 million at December 31, 2007. The decrease was primarily due to debt repayments for borrowings of consolidated subsidiaries.
     Our primary sources of debt at March 31, 2008 include a $225 million revolving credit facility, of which $100 million was outstanding, a $400 million receivables securitization facility of which $290 million was outstanding, $175 million in 9.00% senior secured notes, $192.7 million in 8.75% senior unsecured notes and $190.7 million of 7.45% capital securities.
     At March 31, 2008, $23.6 million of our long-term debt, including $6.0 million of capital lease obligations, was attributable to MoArk. Land O’Lakes does not provide any guarantees or support for MoArk’s debt. In addition, we had $27.7 million of other miscellaneous long-term debt at March 31, 2008.
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At March 31, 2008, we had available cash and cash equivalents on hand of $78.4 million. Total equities at March 31, 2008 were $1,068.7 million.
     Our total liquidity is as follows:

	As of	As of	As of
	March 31,	March 31,	December 31,
	2008	2007	2007
	($ in millions)
Cash and cash equivalents	$78.4	$39.8	$116.8
Availability on revolving credit facility	93.6	190.6	196.0
Availability on receivable securitization program	110.0	170.0	230.0

Total liquidity	$282.0	$400.4	$542.8
     We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months.
Cash Flows
Restatement of Financial Results
     As described in Overview – Restatement of Financial Results, the Company has restated its financial results for the three months ended March 31, 2007 due to accounting misstatements made by the Company’s Agriliance joint venture related to the recording of vendor rebates. The effects of the adjustments on the consolidated statement of cash flows for the three months ended March 31, 2007 are as follows:

	Previously
	Reported	Effect of	Restated
	2007	Restatement	2007
	($ in millions)
Net earnings	$54.9	$(2.3)	$52.6
Deferred income tax expense	4.9	(1.4)	3.5
Equity in earnings of affiliated companies	(6.9)	3.7	(3.2)
     The following tables summarize the key elements in our cash flows for the following periods:
Operating Activities

	For the Three Months Ended
	March 31,
	2008	2007
	($ in millions)
Net earnings	$61.3	$52.6
Adjustments to reconcile net earnings to net cash used by operating activities	14.2	50.4
Changes in current assets and liabilities, net of acquisitions and divestitures	(341.0)	(112.2)

Net cash used by operating activities	$(265.5)	$(9.2)

     Net cash used by operating activities increased $256.3 million in the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily due to additional investments in working capital in Agronomy related to the repositioning of the CPP business in late 2007 resulting in increased working capital requirements during the three months ended March 31, 2008, compared with the same period in 2007.
Investing Activities

	For the Three Months Ended
	March 31,
	2008	2007
	($ in millions)
Additions to property, plant and equipment	$(24.3)	$(18.0)
Acquisitions, net of cash acquired	(6.4)	(0.1)
Payments for investments	(50.8)	(0.4)
Distributions from investments in affiliated companies	4.4	—
Proceeds from sale of investments	—	0.5
Proceeds from sale of property, plant and equipment	—	0.2
Change in notes receivable	(6.0)	(7.9)
Other	(0.5)	(0.1)

Net cash used by investing activities	$(83.5)	$(25.8)
     Net cash used by investing activities increased $57.7 million for the three months ended March 31, 2008, compared to the same period from the prior year. The increase was primarily related to $50.0 million of additional investment in Agriliance as debt facilities within Agriliance have been retired, $6.3 million of increased acquisition spending in Agronomy and $6.3 million of increase capital expenditures, partially offset by a $4.4 million increase in distributions from investments in affiliated companies.
     We expect total capital expenditures to be approximately $140 million in 2008. Of such amount, we currently estimate that a minimum range of $40 million to $50 million of ongoing maintenance capital expenditures will be required.
Financing Activities

	For the Three Months Ended
	March 31,
	2008	2007
	($ in millions)
Increase (decrease) in short-term debt, net	$341.9	$33.1
Proceeds from issuance of long-term debt	3.6	1.8
Principal payments on long-term debt and obligations under capital lease	(12.7)	(24.3)
Payments for redemption of member equities	(22.2)	(15.5)

Net cash provided (used) by financing activities	$310.6	$(4.9)
     Net cash provided by financing activities increased $315.5 million for the three months ended March 31, 2008, compared to the same period from the prior year. The change is primarily due to an increase of $341.9 million of seasonal borrowings since December 31, 2007 to fund working capital requirements related to the repositioned CPP business.
Principal Debt Facilities
     We maintain a $225 million, five-year secured revolving credit facility. Under this facility, lenders have committed to make advances and issue letters of credit until August 2011. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is tied to the Company’s leverage ratio. Based on our leverage ratio at the end of March 2008, the LIBOR margin for the revolving credit facility was 125 basis points and the spread for the Alternative Base Rate was 25 basis points. LIBOR may be set for one, two, three or six month periods at our election. There was $100.0 million and $0 outstanding on our revolving credit facility at March 31, 2008 and December 31, 2007, respectively.
     We also maintain a five-year receivables securitization facility, which matures in 2011, to finance short-term borrowing needs. On March 13, 2008, the Company completed an amendment to its existing five-year receivables securitization facility arranged by CoBank ACB. The amendment increased the facility’s drawing capacity from $300 million to $400 million. The increased capacity under the facility will be used to finance incremental working capital requirements arising from the crop protection products business in Agronomy and higher commodity price levels in our other businesses. Land O’Lakes and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned special purpose entity (“the SPE”). The Company sells the receivables to the SPE in order to obtain financing for its short-term borrowing needs.

Under this facility, the SPE enters into borrowings with CoBank, which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. The effective cost of the facility is LIBOR plus 87.5 basis points. The SPE does not meet the definition of a qualified special purpose entity, and the assets and liabilities of the SPE are fully consolidated in the Company’s consolidated financial statements. The SPE’s receivables were $1,024.1 million and $732.0 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, there was $290.0 million outstanding with CoBank and $110 million was available under this facility. At December 31, 2007, there was $70.0 million outstanding with CoBank and $230 million was available under this facility.
     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes became callable in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price will be 102.25%. The notes are callable at par beginning in December 2009. The balance outstanding for these notes at March 31, 2008 was $175 million.
     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes became callable in November 2006 at a redemption price of 104.375%. In November 2007, the redemption price declined to 102.917% and in November 2008, the redemption price declines to 101.458%. The notes are callable at par beginning in November 2009. In September 2005, $3.8 million of these notes were tendered in accordance with the terms of the indentures of the notes, which required a par offer in August 2005 as a result of receiving cash proceeds from the sale of our investment in CF Industries. In November 2005, we completed a “modified Dutch Auction” cash tender for these notes and purchased $149.7 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount. In April 2007, upon receipt of the proceeds related to the sale of substantially all the assets related to our Cheese & Protein International LLC subsidiary, we launched a par offer in accordance with the terms of the indentures governing these notes and $2.7 million of notes were tendered. In addition to the modified Dutch Auction, we, or our affiliates, are permitted by the indentures governing our 8.75% senior unsecured notes and our 9.00% senior secured notes to make open market purchases of such notes, and at such terms and at such prices as we or our affiliates may determine. As such, in August 2007, an additional $1.1 million of our 8.75% notes were purchased. The balance outstanding for these notes at March 31, 2008 was $192.7 million.
     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. At March 31, 2008, the outstanding balance of Capital Securities was $190.7 million.
     The credit agreements relating to the revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain certain interest coverage and leverage ratios. Land O’Lakes debt covenants were all satisfied as of March 31, 2008. However, in accordance with the terms of the revolving credit facility, the Company is required to provide audited financial statements to its lenders within 90 days of the end of its fiscal year. The Company did not satisfy this requirement for the year ended December 31, 2007 and therefore, was out of compliance with this covenant. Since the Company cured the default by providing audited financial statements to its lenders within the prescribed 30 day cure period, an Event of Default was not triggered.
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
     The Company’s MoArk subsidiary has a $40 million revolving credit facility, which is subject to a borrowing base limitation and matures June 1, 2009. Borrowings under the revolving credit facility were $0 at both March 31, 2008 and December 31, 2007. The revolving credit facility is subject to certain debt covenants, which were all satisfied as of March 31, 2008. The facility is not guaranteed by the Company nor is it secured by the Company’s assets. MoArk had outstanding notes and term loans of $17.7 million and $29.5 million as of March 31, 2008 and December 31, 2007, respectively. The decline in MoArk’s long-term debt was primarily due to payments on various term notes from cash provided by operations.

Capital Leases
     At March 31, 2008, MoArk had $6.0 million in obligations under capital leases which represents the present value of the future minimum lease payments for the leases. MoArk leases machinery, buildings and equipment at various locations. The interest rates on the capital leases range from 5.92% to 8.95% with the weighted average rate of 7.02%. The weighted average term until maturity is four years.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS 157, which did not have a material impact on the consolidated financial statements. See Item 1. Financial Statements Note 9 for further information.
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. This pronouncement was adopted effective December 31, 2007. However, the measurement date aspect of the pronouncement is effective for fiscal years ending after December 15, 2008 and the Company will adopt that provision of SFAS 158 effective December 31, 2008.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement provides companies an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective January 1, 2008 and the Company has elected not to measure any financial instruments or certain other items at fair value.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment to ARB No. 51” (“SFAS 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires the reclassification of noncontrolling interests, also referred to as minority interest, to the equity section of the consolidated balance sheet presented upon adoption. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of adopting SFAS 160.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which expands quarterly FASB 133 disclosure requirements regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of adopting SFAS 161 and the Company does not expect this statement to have a material impact on its consolidated financial statements.

Critical Accounting Policies
     Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies used in preparing our interim 2008 consolidated financial statements are the same as those described in our Form 10-K.
Forward-Looking Statements
     The information presented in this Form 10-Q under the headings “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “could”, “should”, “seeks”, “pro forma” and “intend” and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in “Part II. Other Information Item 1A. Risk Factors” on pages 38 to 39. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in “Part II. Other Information Item 1A — Risk Factors” on pages 38 to 39. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For the three months ended March 31, 2008, the Company did not experience significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because it has not yet been concluded that the material weakness in the Company’s internal control over financial reporting reported as of December 31, 2007 in the Company’s Form 10-K has been sufficiently remediated.
     (b) Remediation and Changes in Internal Control over Financial Reporting
     As previously reported in the Company’s Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on April 15, 2008, in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified a material weakness in the internal control over our financial reporting as of December 31, 2007 related to ineffective controls over the accounting for vendor rebates recognized in the CPP business. Specifically, the Company did not have sufficient documentation evidencing certain company-specific rebates with some vendors at the onset of a program year. EITF 02-16 requires evidence of a binding arrangement to support the recognition of vendor rebates. Because of the material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in “Internal Control — Integrated Framework” issued by COSO. This material weakness had not been remediated as of the quarter ended March 31, 2008. However, financial statements have been adjusted to recognize the proper impact of vendor rebates per EITF 02-16.
     Management, with oversight from the Company’s Audit Committee, is working to address the material weakness disclosed in its Form 10-K and is committed to remediate the material weaknesses as timely as possible. The Company is in the process of implementing the following remediation steps to address the material weakness in it its internal controls relating to the recognition of vendor rebates:

•	Obtaining evidence to support the existence of binding arrangements with vendors, and

•	Continuing to improve accounting personnel review processes and procedures over the existence of such evidence of binding arrangements to support vendor rebates recognized in the consolidated financial statements.
     Management believes these new policies and procedures, when fully implemented, will be effective in remediating this material weakness. However, the Company’s material weakness will not be considered remediated until the new internal controls have been operational for a period of time, are tested and management concludes that these controls are operating effectively.
     (c) Changes in internal controls
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
     On March 6, 2007, Land O’Lakes, Inc. announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit.  On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In August 2007, FGI filed a notice of appeal with the Court, seeking to overturn the permanent injunction while the EIS is being conducted. FGI’s appeal seeks to correct the legal standards applied as the basis for the injunction, but does not challenge the Court’s order to complete the EIS. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study. Although the Company believes the outcome of the environmental study will be favorable, which will allow for the reintroduction of the product into the market, there are approximately $20.9 million of purchase commitments with seed producers over the next two years and $15.5 million of inventory as of March 31, 2008, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
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
Item 1A. Risk Factors
Set forth below is a summary of the material risk factors for Land O’Lakes, Inc:
•	COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

•	OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR MARGINS, PARTICULARLY THOSE RELATED TO OUR SALES OF ROUNDUP® READY ALFALFA.

•	THE GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED SALES AND MARGINS AND COULD CONTINUE TO NEGATIVELY IMPACT OUR SALES AND MARGINS.

•	CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR DAIRY FOODS REVENUES AND CASH FLOWS.

•	OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER CONDITIONS.

•	INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILTIY.

•	OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

•	CHANGES IN THE MARKET PRICES OF THE DAIRY AND AGRICULTURAL COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR MARGINS TO DECLINE AND REDUCE THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES.

•	WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

•	CERTAIN OF OUR BUSINESS MAY BE ADVERSELY AFFECTED BY OUR DEPENDENCE UPON OUR SUPPLIERS.

•	THE MANNER IN WHICH WE PAY FOR CERTAIN OF OUR INPUTS AND OTHER PRODUCTS THAT WE DISTRIBUTE EXPOSES US TO SUPPLIER-SPECIFIC RISK.

•	INCREASED FINANCIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT FACILITIES AND TO OPERATE OUR BUSINESSES.

•	SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

•	IF CREDITORS OF OUR SUBSIDIARIES AND JOINT VENTURES MAKE CLAIMS WITH RESPECT TO THE ASSETS AND EARNINGS OF THESE COMPANIES, SUFFICIENT FUNDS MAY NOT BE AVAILABLE TO REPAY OUR INDEBTEDNESS AND WE MAY NOT RECEIVE THE CASH WE EXPECT FROM INTERCOMPANY TRANSFERS.

•	THE COLLATERAL PLEDGED IN SUPPORT OF OUR DEBT OBLIGATIONS MAY NOT BE VALUABLE ENOUGH TO SATISFY ALL THE BORROWINGS SECURED BY THE COLLATERAL.

•	A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.

•	OUR LIMITED ACCESS TO EQUITY MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL.

•	INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

•	OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

•	PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

•	WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS AND REGULATIONS APPLICABLE TO OUR OPERATIONS.

•	STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

•	THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.
Item 6. Exhibits
     (a) Exhibits

EXHIBIT	DESCRIPTION
10.1	First Amendment to Third Amended and Restated Receivables Purchases Agreement, dated as of March 13, 2008 (Securitization facility). *

10.2	Fifth Amendment to Purchase and Sale Agreement, dated as of March 12, 2008 (Securitization facility). *

10.3	Third Amendment to the Amended and Restated Five-Year Revolving Credit Facility, dated as of March 7, 2008. *

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed electronically herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 2008.

LAND O’LAKES, INC.

By	/s/ Daniel Knutson

Daniel Knutson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)