Form 10-Q
period 2008-06-30
LAND O LAKES INC
filed 2008-08-18
CIK 1032562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐      No ☑
     Land O’Lakes, Inc. is a cooperative. Our voting and non-voting common equity can only be held by our members. No public market for voting and non-voting common equity of Land O’Lakes, Inc. is established and it is unlikely, in the foreseeable future that a public market for our voting and non-voting common equity will develop. The number of shares of the registrant’s common stock outstanding as of July 31, 2008: 903 shares of Class A common stock, 3,985 shares of Class B common stock, 159 shares of Class C common stock, and 1,184 shares of Class D common stock.
     Documents incorporated by reference: None.
We maintain a website on the Internet where additional information about Land O’Lakes, Inc. is available. Our website address is www.landolakesinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases and earnings releases are available, free of charge, on our website when they are released publicly or filed with the SEC.

Part I. Financial Information
Item 1. Financial Statements
LAND O’LAKES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$140,337	$116,839
Receivables, net	1,282,870	1,006,707
Inventories	1,169,062	964,515
Prepaid expenses	92,277	856,033
Other current assets	137,979	76,178

Total current assets	2,822,525	3,020,272

Investments	336,223	303,978
Property, plant and equipment, net	591,433	551,752
Goodwill, net	314,489	318,224
Other intangibles, net	117,895	119,167
Other assets	122,836	118,438

Total assets	$4,305,401	$4,431,831

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$111,869	$132,170
Current portion of long-term debt	4,584	5,182
Accounts payable	1,572,098	1,150,353
Customer advances	136,366	926,240
Accrued expenses	506,077	337,476
Patronage refunds and other member equities payable	42,070	28,065

Total current liabilities	2,373,064	2,579,486

Long-term debt	605,126	611,602
Employee benefits and other liabilities	210,475	202,400
Minority interests	29,334	6,175
Commitments and contingencies

Equities:
Capital stock	1,659	1,701
Member equities	960,920	937,126
Accumulated other comprehensive loss	(62,687)	(61,931)
Retained earnings	187,510	155,272

Total equities	1,087,402	1,032,168

Total liabilities and equities	$4,305,401	$4,431,831

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
		($ in thousands)
Net sales	$3,327,865	$2,022,016	$6,584,864	$4,204,299
Cost of sales	3,016,377	1,832,600	6,022,669	3,797,333

Gross profit	311,488	189,416	562,195	406,966

Selling, general and administrative	190,109	147,842	357,688	289,853
Restructuring and impairment	(12)	301	41	1,689
Gain on insurance settlement	—	(5,941)	—	(5,941)

Earnings from operations	121,391	47,214	204,466	121,365

Interest expense, net	15,587	8,894	32,722	23,720
Other (income) expense, net	—	(28,482)	12	(28,296)
Equity in earnings of affiliated companies	(20,456)	(17,781)	(24,558)	(20,996)
Minority interest in earnings of subsidiaries	9,818	330	11,683	586

Earnings before income taxes	116,442	84,253	184,607	146,351
Income tax expense	13,657	4,756	20,539	14,223

Net earnings	$102,785	$79,497	$164,068	$132,128

Applied to:

Member equities

Allocated patronage	$80,296	$64,395	$128,137	$100,861

Deferred equities	7,535	3,833	2,572	4,884

	87,831	68,228	130,709	105,745
Retained earnings	14,954	11,269	33,359	26,383

	$102,785	$79,497	$164,068	$132,128

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
		(Restated)
	($ in thousands)
Cash flows from operating activities:
Net earnings	$164,068	$132,128
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,114	40,544
Amortization of deferred financing costs	1,052	1,233
Bad debt expense	1,899	736
Proceeds from patronage revolvement received	1,616	3,075
Non-cash patronage income	(3,183)	(1,018)
Deferred income tax benefit	(25,418)	(39,088)
Increase in other assets	(1,496)	(1,646)
Increase (decrease) in other liabilities	4,937	(4,367)
Insurance recovery — business interruption	—	4,551
Restructuring and impairment	41	1,689
Gain on divestiture of businesses	—	(28,481)
Loss on sale of investments	12	185
Gain on insurance settlement	—	(5,941)
Equity in earnings of affiliated companies	(24,558)	(20,996)
Dividends from investments in affiliated companies	10,072	24,682
Minority interests	11,683	586
Other	(1,254)	(20)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(243,378)	(44,953)
Inventories	(135,059)	(112,676)
Prepaids and other current assets	761,101	319,465
Accounts payable	401,144	253,861
Customer advances	(814,098)	(399,225)
Accrued expenses	169,506	73,120

Net cash provided by operating activities	322,801	197,444
Cash flows from investing activities:
Additions to property, plant and equipment	(69,598)	(43,475)
Acquisitions, net of cash acquired	(9,040)	(58)
Investments in affiliates	(50,860)	(656)
Distributions from investments in affiliated companies	7,865	—
Proceeds from sale of investments	49	475
Net proceeds from divestiture of businesses	—	211,851
Proceeds from sale of property, plant and equipment	3,105	4,430
Change in notes receivable	(11,816)	(18,444)
Other	(651)	(957)

Net cash (used) provided by investing activities	(130,946)	153,166
Cash flows from financing activities:
(Decrease) increase in short-term debt	(64,778)	3,712
Proceeds from issuance of long-term debt	3,898	6,153
Principal payments on long-term debt	(13,349)	(28,798)
Payments for redemption of member equities	(94,032)	(35,265)
Other	(96)	(180)

Net cash used by financing activities	(168,357)	(54,378)

Net increase in cash and cash equivalents	23,498	296,232
Cash and cash equivalents at beginning of the period	116,839	79,707

Cash and cash equivalents at end of the period	$140,337	$375,939

Supplementary Disclosure of Cash Flow Information
Cash paid during periods for:
Interest	$35,673	$28,909
Income taxes	35,885	7,694
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
        Certain reclassifications have been made to the 2007 consolidated financial statements to conform to the 2008 presentation. Reclassifications between Seed inventories, prepaid expenses, accounts payable, customer advances and accrued expenses have been reflected in the consolidated statement of cash flows for the six month period ended June 30, 2007. These reclassifications resulted in no change to net cash provided by operating activities in the 2007 consolidated statement of cash flows. In addition, an $18.4 million decrease in notes receivable for 2007 has been reclassified from operating activities to investing activities in the respective consolidated statement of cash flows to correct an error in the previously issued June 2007 financial statements. These adjustments had no effect on previously reported gross profit, net earnings, or overall cash flows.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS 157, which did not have a material impact on the consolidated financial statements. See Note 9 for further information.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. This pronouncement was adopted effective December 31, 2007. The measurement date aspect of the pronouncement is effective for fiscal years ending after December 15, 2008 and the Company will adopt that provision of SFAS 158 effective December 31, 2008.
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
     In April 2007, the FASB issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”). FIN 39-1 permits companies that enter into master netting arrangements to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral. The Company has master netting arrangements for its exchange traded futures and options contracts. When the Company enters into a futures or options contract, an initial margin deposit may be required by the broker. The amount of the margin deposit varies by the commodity. If the market price of a futures or options contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. Upon adoption of FIN 39-1 on January 1, 2008, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements with the right to reclaim cash collateral or obligation to return cash collateral. The adoption of FIN 39-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (“SFAS 161”), which expands quarterly and annual FASB 133 disclosure requirements regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of adopting SFAS 161. The Company does not expect this statement to have a material impact on its consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of adopting FSP 142-3 and does not expect it to have a material impact on its consolidated financial statements.
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
2. Restatement of Prior Years’ Consolidated Financial Statements
     In March 2008, the Company became aware of previously undetected misstatements within the financial statements of Agriliance LLC (“Agriliance”), a 50%-owned joint venture. The Company accounts for its investment in Agriliance under the equity method of accounting. For Agriliance’s years ended August 31, 2003 through 2007, Agriliance misapplied Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Agriliance estimated vendor rebates earned for certain vendor programs based on, among other things, long-term agreements, prior historical rebate amounts and current negotiations with vendors and then recorded the rebates throughout the program year as product was purchased and/or sold. Certain of these arrangements with vendors were not executed until various times during the vendor’s crop year program. In accordance with EITF 02-16, rebates are to be recorded as earned when evidence of a binding arrangement exists (which in most cases is either a signed agreement between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received.
     Agriliance has restated its financial statements for the periods in which the misstatements occurred. Although Land O’Lakes consolidated annual financial statements for the periods ended December 31, 2006 and 2005 were not considered materially misstated during the periods in which the misstatements occurred, the Company’s quarterly financial results for the periods ending March 31, June 30, and September 30, 2007 and 2006, were deemed materially misstated. The Company has restated its quarterly operating results with respect to the misstatements for the three months ended March 31, 2007 in its March 31, 2008 Form 10-Q and has restated its quarterly operating results with respect to the misstatements for the three and six months ended June 30, 2007 in this Form 10-Q and will correct the misstatements impacting the period ending September 30, 2007 in future 2008 Form 10-Q filings. Immaterial adjustments to the Company’s annual consolidated financial statements related to recording its share of Agriliance’s misstatements were presented in the Company’s December 31, 2007 Form 10-K filing. The misstatements had no impact on the Company’s cash flows.

     The effects of the restatement on the Company’s consolidated statements of operations for the three and six months ended June 30, 2007 are as follows:

	For the three months ended			For the six months ended
	Previously			Previously
	Reported	Effect of	Restated	Reported	Effect of	Restated
	2007	Restatement	2007	2007	Restatement	2007
Equity in earnings of affiliated companies	$(58,169)	$40,388	$(17,781)	$(65,119)	$44,123	$(20,996)
Earnings before income taxes	124,641	(40,388)	84,253	190,474	(44,123)	146,351
Income tax expense	20,204	(15,448)	4,756	31,100	(16,877)	14,223
Net earnings	104,437	(24,940)	79,497	159,374	(27,246)	132,128
     The effects of the restatement on the Company’s consolidated statement of cash flows for the six months ended June 30, 2007 are as follows:

	For the six months ended
	Previously
	Reported	Effect of	Restated
	2007	Restatement	2007
Net earnings	$159,374	$(27,246)	$132,128
Deferred income tax benefit	(22,211)	(16,877)	(39,088)
Equity in earnings of affiliated companies	(65,119)	44,123	(20,996)
3. Receivables
     A summary of receivables is as follows:

	June 30,	December 31,
	2008	2007
Trade accounts	$967,379	$834,070
Notes and contracts	100,933	92,207
Vendor rebates	162,326	26,050
Other	72,468	68,730

	1,303,106	1,021,057
Less allowance for doubtful accounts	(20,236)	(14,350)

Total receivables, net	$1,282,870	$1,006,707

     A substantial portion of the Company’s receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.
     The Company operates a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers. These loans, which relate primarily to dairy, swine, cattle and other livestock production and are secured by real estate, equipment and livestock, are presented as notes and contracts for the current portion and as other assets for the non-current portion. Total notes and contracts were $129.9 million at June 30, 2008 and $126.2 million at December 31, 2007 of which $74.5 million and $75.4 million, respectively, was the current portion included in the table above.
     Vendor rebate receivables are primarily from seed and chemical suppliers. Rebate receivables can vary significantly quarter over quarter due to the timing of recording estimated rebates in accordance with EITF 02-16 and the timing of cash receipts.
4. Inventories
     A summary of inventories is as follows:

	June 30,	December 31,
	2008	2007
Raw materials	$222,338	$190,586
Work in process	1,589	5,058
Finished goods	945,135	768,871

Total inventories	$1,169,062	$964,515

5. Investments
     A summary of investments is as follows:

	June 30,	December 31,
	2008	2007
Agriliance LLC	$196,605	$150,945
Ag Processing Inc	34,684	32,832
Advanced Food Products, LLC	32,198	34,287
Delta Egg Farm, LLC	10,344	7,579
Melrose Dairy Proteins, LLC	8,893	3,856
Universal Cooperatives, Inc	7,877	7,802
CoBank, ACB	4,892	4,396
Prairie Farms Dairy, Inc	3,559	3,518
Agronomy Company of Canada Ltd	—	21,909
Other — principally cooperatives and joint ventures	37,171	36,854

Total investments	$336,223	$303,978

     As of June 30, 2008, the Company reclassified its Agronomy Company of Canada Ltd investment to assets held for sale presented as other current assets in the consolidated balance sheet.
     As of June 30, 2008, the Company had a 50-percent voting interest in numerous joint ventures, including Agriliance LLC. Summarized financial information for Agriliance LLC as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 is as follows:

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2008	2007
Net sales	$425,751	$1,918,870
Gross profit	57,063	136,850
Net earnings	25,534	32,470

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
	2008	2007
Net sales	$656,349	$2,648,015
Gross profit	85,009	218,302
Net earnings	7,692	35,353

	June 30,	December 31,
	2008	2007
Current assets	$590,308	$696,332
Non-current assets	18,589	66,099
Current liabilities	205,987	426,674
Non-current liabilities	10,053	33,867
Total equity	393,157	301,890
     For the six months ended June 30, 2008, the Company and joint venture partner, CHS Inc. (“CHS”), each contributed $50.0 million to Agriliance LLC for purposes of funding seasonal working capital requirements as debt facilities within Agriliance have been retired. In addition, Agriliance distributed $16.6 million of net assets to the Company and CHS for four partial interests in joint ventures. The Company then purchased from CHS their distributed portion for $8.5 million. See Note 14 for further information. For the three and six months ended June 30, 2008, the Company received $0 dividend distributions from Agriliance LLC and for the three and six months ended June 30, 2007, the Company received $19.6 million of dividend distributions from Agriliance LLC.

6. Goodwill and Other Intangible Assets
Goodwill
     The carrying amount of goodwill by segment is as follows:

	June 30,	December 31,
	2008	2007
Feed	$127,208	$127,404
Dairy Foods	68,988	69,451
Layers	57,928	58,280
Agronomy	49,665	52,371
Seed	10,700	10,718

Total goodwill	$314,489	$318,224

     The decrease in goodwill was primarily due to the effect of $1.8 million and $3.6 million, respectively, of goodwill amortization for the three and six months ended June 30, 2008, associated with business combinations between mutual enterprises. The estimated amortization expense related to goodwill for the next five years will approximate $6.1 million annually. The weighted-average life of goodwill subject to amortization is approximately 10 years.
Other Intangible Assets
     A summary of other intangible assets is as follows:

	June 30,	December 31,
	2008	2007
Amortized other intangible assets:
Patents, less accumulated amortization of $7,834 and $7,250, respectively	$8,877	$9,461
Trademarks, less accumulated amortization of $1,841 and $1,592, respectively	3,852	4,102
Dealer networks and customer relationships, less accumulated amortization of $1,252 and $301, respectively	46,289	47,239
Other intangible assets, less accumulated amortization of $5,931 and $5,342, respectively	7,252	6,740

Total amortized other intangible assets	66,270	67,542
Total non-amortized other intangible assets — trademarks and license agreements	51,625	51,625

Total other intangible assets	$117,895	$119,167

     Amortization expense for the three months ended June 30, 2008 and 2007 was $1.2 million and $0.8 million, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was $2.4 million and $1.8 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $4.6 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 20 years. Non-amortized other intangible assets relate to Feed and the majority of the amortized other intangible assets relate to Feed and Agronomy.
7. Debt Obligations
Notes and Short-term Obligations
     The Company had notes and short-term obligations at June 30, 2008 and December 31, 2007 of $111.9 million and $132.2 million, respectively. The Company maintains credit facilities to finance its short-term borrowing needs, including a revolving credit facility and a receivables securitization facility.
     The Company’s $225 million, five-year revolving credit facility matures in 2011. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of June 2008, the LIBOR margin for the revolving credit facility was 87.5 basis points and the spread for the Alternative Base Rate was 20 basis points. LIBOR may be set for one, two, three or six month periods at the election of the Company. At June 30, 2008, $0 was outstanding on the revolving credit facility and $191.7 million was available after giving effect to $33.3 million of outstanding letters of credit, which reduce availability.
     On March 13, 2008, the Company completed an amendment to its existing five-year receivables securitization facility arranged by CoBank ACB. The amendment increased the facility’s drawing capacity from $300 million to $400 million. This facility is scheduled to terminate in 2011. The increased capacity under the facility is being used to finance incremental working capital requirements arising from the crop protection products business, which was acquired in September of 2007 as part of the Company’s Agronomy repositioning, and higher commodity price levels in the Company’s other segments. The Company and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (“the SPE”). The SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. Borrowings under the receivables securitization facility bear interest at LIBOR plus 87.5 basis points. At June 30, 2008 and December 31, 2007, the SPE’s receivables were $760.0 million and $732.0 million, respectively. At June 30, 2008 and December 31, 2007, outstanding balances under the facility, recorded as notes and short-term obligations, were $0 and $70.0 million, respectively, and availability was $400.0 million and $230.0 million, respectively.

     The Company also had $68.1 million as of June 30, 2008, and $61.1 million as of December 31, 2007, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly-owned subsidiary that provides operating loans and facility financing to farmers and livestock producers.
     The weighted average interest rate on short-term borrowings and notes outstanding at June 30, 2008 and December 31, 2007 was 4.06% and 5.69%, respectively.
Long-term Debt
     A summary of long-term debt is as follows:

	June 30,	December 31,
	2008	2007
Senior unsecured notes — due 2011 (8.75%)	$192,743	$192,743
Senior secured notes — due 2010 (9.00%)	175,000	175,000
Capital Securities of Trust Subsidiary — due 2028 (7.45%)	190,700	190,700
MoArk LLC debt — due 2009 through 2023 (7.73% weighted average)	17,436	29,520
MoArk LLC capital lease obligations (6.00% to 8.95%)	5,610	6,349
Other debt	28,221	22,472

	609,710	616,784
Less current portion	(4,584)	(5,182)

Total long-term debt	$605,126	$611,602

     The Company’s MoArk subsidiary maintains a $40 million revolving credit facility which is subject to a borrowing base limitation and terminates in June 2009. Borrowings outstanding at June 30, 2008 and December 31, 2007 were $0.
     The Company and MoArk are each subject to certain restrictions and covenant ratio requirements relating to their respective financing arrangements. As of June 30, 2008, MoArk’s debt covenants were all satisfied. Land O’Lakes debt covenants, which include certain minimum financial ratios, were all satisfied as of June 30, 2008 and December 31, 2007.
8. Other Comprehensive Income
     Comprehensive income was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net earnings	$102,785	$79,497	$164,068	$132,128
Unrealized loss (gain) on available-for-sale-investment securities	1	—	(175)	—
Foreign currency translation adjustment	(3,398)	971	(450)	1,241
Other	(230)	—	(131)	(194)

Total comprehensive income	$99,158	$80,468	$163,312	$133,175

9. Fair Value Measurement
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements.
     Additionally, in February 2008, the FASB issued FASB Staff Positions (FSP) Financial Accounting Standard 157-1 (“FSP 157-1”) and 157-2 (“FSP 157-2”). FSP 157-1 removes leasing from the scope of SFAS 157, and FSP 157-2 delays the effective date of SFAS 157 from January 1, 2008 to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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
     A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using:
			Significant
		Quoted prices	other	Significant
	Total carrying	in active	observable	unobservable
	value at	markets	inputs	inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Foreign currency exchange contracts	$55	$—	$55	$—
Available-for-sale securities	296	296	—	—
Derivative assets	43,865	43,755	110	—
Derivative liabilities	30,948	29,086	1,862	—
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
     In the normal course of operations, the Company purchases commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, soybeans in Seed and corn and soybean meal in Layers. Derivative commodity instruments, consisting primarily of futures contracts offered through regulated commodity exchanges, are used to reduce exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The futures contracts are marked-to-market each month and gains and losses (“unrealized hedging gains and losses”) are recognized in cost of sales. The Company has established formal position limits to monitor its hedging activities.
10. Income Taxes
     The Company derives a majority of its business from members, although it is allowed by the Internal Revenue Code to conduct non-member business. Earnings from member business are deductible from taxable income as a patronage deduction. Earnings from non-member business are taxed as corporate income in the same manner as a typical corporation. The effective tax rate as a result of non-member business activity was 11.7% and 5.6% for the three month periods ended June 30, 2008 and 2007, respectively and 11.1% and 9.7% for the six month periods ended June 30, 2008 and 2007, respectively. Income tax expense and the overall effective tax rate varies significantly each period based upon profitability and the level of non-member business during each of the comparable periods.
     The Company considers unremitted earnings of certain subsidiaries operating outside the United States to be invested indefinitely. No U.S. income taxes or foreign withholding taxes are provided on such permanently reinvested earnings, in accordance with APB No. 23, “Accounting for Income Taxes — Special Areas.” The Company regularly reviews the status of the accumulated earnings of each of its foreign subsidiaries and reassess this determination as part of its overall financial plans. Following this assessment, the Company provides deferred income taxes, net of any foreign tax credits, on any earnings that are determined to no longer be indefinitely invested. As of June 30, 2008, the Company recorded a deferred tax liability of $2.2 million for estimated U.S. income taxes, net of foreign tax credits, for undistributed earnings of foreign subsidiaries that were no longer considered permanently reinvested.

11. Pension and Other Postretirement Plans
     The following table presents the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended June 30:

			Other Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Service cost	$3,811	$3,567	$197	$183
Interest cost	9,677	8,296	1,070	981
Expected return on assets	(10,999)	(9,263)	—	—
Amortization of actuarial loss	1,291	3,237	489	736
Amortization of prior service cost	(132)	(122)	—	—
Amortization of transition obligation	—	—	116	107

Net periodic benefit cost	$3,648	$5,715	$1,872	$2,007

     During the three months ended June 30, 2008, the Company contributed $1.1 million to its defined benefit pension plans and $0.9 million to its other postretirement benefits plans.
     The following table presents the components of net periodic benefit cost for pension benefits and other postretirement benefits for the six months ended June 30:

			Other Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Service cost	$7,621	$7,133	$393	$365
Interest cost	19,355	16,592	2,141	1,962
Expected return on assets	(21,999)	(18,526)	—	—
Amortization of actuarial loss	2,581	6,473	978	1,472
Amortization of prior service cost	(264)	(244)	—	—
Amortization of transition obligation	—	—	232	214

Net periodic benefit cost	$7,294	$11,428	$3,744	$4,013

     During the six months ended June 30, 2008, the Company contributed $2.1 million to its defined benefit pension plans and $1.8 million to its other postretirement benefits plans.
     The Company expects to contribute approximately $14.3 million to its defined benefit pension plans and $5.5 million to its other postretirement benefits plans in 2008.
12. Restructuring and Impairment
     A summary of restructuring and impairment charges is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Restructuring (reversals) charges	$(12)	$113	$41	$379
Impairment charges	—	188	—	1,310

Total restructuring and impairment	$(12)	$301	$41	$1,689

Restructuring Charges
     During the six months ended June 30, 2008, the Company recorded restructuring charges primarily related to a long-term contractual obligation for waste-water treatment with the city of Greenwood, Wisconsin.
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

13. Other (Income) Expense, Net

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Gain on divestiture	$—	$(28,481)	$—	$(28,481)
Loss (gain) on sale of investments	—	(1)	12	185

Total other (income) expense, net	$—	$(28,482)	$12	$(28,296)

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
     During the six months ended June 30, 2008, the Company recognized a loss of $12 thousand on the sale of an investment held by the Feed segment. During the six months ended June 30, 2007, the Company recognized a loss on sale of an investment held by the Other segment for $0.2 million.
14. Acquisitions
     In January and February of 2008, Agriliance LLC distributed its interest in four joint ventures related to its crop protection products business, to the Company and CHS, and the Company acquired from CHS, its partial interest in the joint ventures, for a total cash payment of $8.3 million. In April 2008, a consolidated feed joint venture purchased the remaining interest in a subsidiary for $0.4 million in cash. In May 2008, the Company acquired a native grass seed company for $1.7 million in cash and acquired a seed treatment business for $1.1 million in cash.
15. Commitments and Contingencies
     On March 6, 2007, Land O’Lakes, Inc. announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In August 2007, FGI filed a notice of appeal with the Court, seeking to overturn the permanent injunction while the EIS is being conducted. FGI’s appeal seeks to correct the legal standards applied as the basis for the injunction, but does not challenge the Court’s order to complete the EIS. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study. Although the Company believes the outcome of the environmental study will be favorable, which could allow for the reintroduction of the product into the market by 2010, there are approximately $20.8 million of purchase commitments with seed producers over the next two years and $15.6 million of inventory as of June 30, 2008, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21 million in response costs at the Site through October 31, 2007. The EPA is seeking reimbursement of these costs, on a joint and several basis, from the Company and other potentially responsible parties. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. Pending a document review, the Company is not aware of the exact nature or extent of contaminants the EPA claims continue to exist at the Site that require remediation. The Company believes it will have multiple defenses available that will mitigate its liability. In addition, the Company is currently analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure, if any. As of June 30, 2008, based on the most recent facts and circumstances available to the Company, it recorded a $7.5 million charge for an environmental reserve.

     On March 31, 2008, MoArk, LLC received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the Eastern District of Pennsylvania, to provide certain documents for the period of January 1, 2002 to March 27, 2008, related to the pricing, marketing and sales activities within its former egg products business. Moark divested its northeastern liquid and egg products business in 2004, and the remainder of its liquid and egg products business in 2006. Moark has furnished documents required by the subpoena and is cooperating with the government’s request. We cannot predict what, if any, the impact this inquiry and any results from such inquiry could have on our future results of operations.
     In December 2005, a feed plant in Statesville, North Carolina was destroyed by fire and was temporarily closed. During that time, the Company used its other facilities to provide services to customers, and in May, 2007, the Company resumed production at the refurbished facility. The Company holds insurance coverage for property damage and business interruption, which provides recovery for a significant portion of the loss. In 2007, the Company received $13.8 million of total proceeds for business interruption and capital asset replacement recoveries and recorded a gain on insurance settlement of $5.9 million. In 2008, the Company expects to receive additional insurance proceeds related to ongoing capital asset replacement at the facility.
16. Subsequent Event
     On August 8, 2008, the Company determined that its Annual Report on Form 10-K for the year ended December 31, 2007, contained an error. The error relates to a material error in MoArk’s consolidated financial statements that are included in the Company’s Form 10-K. The error relates to the choice of accounting treatment applied to a real estate transaction during the 2005 fiscal year. The Company’s Audit Committee and its management have discussed and consulted with KPMG LLP (“KPMG”), the Company’s and MoArk’s registered independent public accounting firm, with respect to this matter. MoArk’s management has also discussed these matters with its predecessor independent public accounting firm, Moore Stephens Frost (“MSF”), since MSF provided the auditors’ report on MoArk’s 2005 audited consolidated financial statements referenced by KPMG in KPMG’s auditors’ report on the Company’s 2005 consolidated financial statements. MSF has not issued an auditors’ report on MoArk’s restated 2005 financial statements. Accordingly, KPMG has withdrawn its auditors’ report on the Company’s 2005 consolidated financial statements since KPMG is no longer able to reference MSF’s auditors’ report on MoArk’s 2005 audited financial statements.
     As a result of these actions, the Company’s Audit Committee has concluded that the Company’s 2007 Form 10-K should not be relied on. The Audit Committee also concluded that, despite the material error contained in MoArk’s 2005 financial statements, the Company’s 2005 consolidated financial statements and its consolidated financial statements for periods thereafter will not be materially impacted, nor will there be any impact on the Company’s or MoArk’s cash flows. The Company has engaged KPMG to audit the restated MoArk financial statements upon completion of which KPMG will be in a position to issue its revised report on the consolidated financial statements of the Company. The Company expects to record the effect of any corrections in its consolidated financial statements in its Form 10-Q for the quarter ending September 30, 2008 and does not consider the error to be material either to the quarter ended June 30, 2008 or to the expected results of the quarter that will end on September 30, 2008 or to the year ending December 31, 2008.

17. Segment Information
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
     As discussed in Note 2, the Company restated its consolidated financial statements as of and for the three and six months ended June 30, 2007 due to the timing of recognizing equity earnings in Agriliance. The effects of the restatements on the segment information for the three and six months ended June 30, 2007 are as follows:

	Agronomy	Agronomy
	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Equity in earnings of affiliated companies — as previously reported	$(57,345)	$(61,835)
Adjustment for vendor rebates	40,388	44,123

Equity in earnings of affiliated companies — as restated	(16,957)	(17,712)

Earnings before income taxes — as previously reported	53,149	55,289
Adjustment for vendor rebates	(40,388)	(44,123)

Earnings before income taxes — as restated	12,761	11,166

						Other/
	Dairy Foods	Feed	Seed	Agronomy*	Layers	Eliminations	Consolidated
For the three months ended June 30, 2008:
Net sales (1)	$1,037,469	$925,844	$248,076	$993,690	$138,596	$(15,810)	$3,327,865
Cost of sales (2)	947,418	830,252	219,125	919,115	115,769	(15,302)	3,016,377
Selling, general and administrative	44,883	69,072	20,396	33,029	12,919	9,810	190,109
Restructuring and impairment	(12)	—	—	—	—	—	(12)
Interest expense (income), net	3,262	6,560	(1,949)	6,583	2,352	(1,221)	15,587
Equity in earnings of affiliated companies	(2,859)	(1,026)	(1,252)	(11,889)	(3,430)	—	(20,456)
Minority interest in earnings of subsidiaries	—	88	—	9,730	—	—	9,818

Earnings (loss) before income taxes	$44,777	$20,898	$11,756	$37,122	$10,986	$(9,097)	$116,442

For the three months ended June 30, 2007:
Net sales (1)	$993,032	$704,318	$223,345	$—	$111,012	$(9,691)	$2,022,016
Cost of sales (2)	906,943	639,288	195,090	(2)	98,778	(7,497)	1,832,600
Selling, general and administrative	49,740	63,347	19,618	6,811	7,201	1,125	147,842
Restructuring and impairment	42	71	188	—	—	—	301
Gain on insurance settlement	—	(5,941)	—	—	—	—	(5,941)
Interest expense (income), net	4,837	6,393	(1,878)	(2,613)	3,611	(1,456)	8,894
Other income, net	(28,481)	—	—	—	—	(1)	(28,482)
Equity in loss (earnings) of affiliated companies	863	(398)	1	(16,957)	(1,290)	—	(17,781)
Minority interest in earnings of subsidiaries	—	330	—	—	—	—	330

Earnings (loss) before income taxes	$59,088	$1,228	$10,326	$12,761	$2,712	$(1,862)	$84,253

For the six months ended June 30, 2008:
Net sales (1)	$2,085,528	$1,867,576	$875,193	$1,480,841	$319,738	$(44,012)	$6,584,864
Cost of sales (2)	1,953,640	1,691,893	779,806	1,376,955	263,060	(42,685)	6,022,669
Selling, general and administrative	91,834	132,464	43,108	57,606	21,916	10,760	357,688
Restructuring and impairment	41	—	—	—	—	—	41
Interest expense (income), net	5,802	13,744	(1,257)	11,082	5,952	(2,601)	32,722
Other expense, net	—	12	—	—	—	—	12
Equity in earnings of affiliated companies	(5,457)	(907)	(1,252)	(2,418)	(14,524)	—	(24,558)
Minority interest in earnings of subsidiaries	—	322	—	11,361	—	—	11,683

Earnings (loss) before income taxes	$39,668	$30,048	$54,788	$26,255	$43,334	$(9,486)	$184,607

For the six months ended June 30, 2007:
Net sales (1)	$1,873,339	$1,453,114	$659,390	$—	$230,942	$(12,486)	$4,204,299
Cost of sales (2)	1,712,061	1,316,599	575,309	(2)	204,408	(11,042)	3,797,333
Selling, general and administrative	97,680	123,459	39,854	11,612	15,109	2,139	289,853
Restructuring and impairment	109	595	688	—	297	—	1,689
Gain on insurance settlement	—	(5,941)	—	—	—	—	(5,941)
Interest expense (income), net	11,083	13,176	(684)	(5,064)	7,923	(2,714)	23,720
Other (income) expense, net	(28,481)	—	—	—	—	185	(28,296)
Equity in loss (earnings) of affiliated companies	1,358	(879)	(54)	(17,712)	(3,702)	(7)	(20,996)
Minority interest in earnings of subsidiaries	—	586	—	—	—	—	586

Earnings (loss) before income taxes	$79,529	$5,519	$44,277	$11,166	$6,907	$(1,047)	$146,351

*	Increased Agronomy operations are due to the distribution of the crop protection products business to the Company from Agriliance in September 2007.

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
(1) Net sales includes intersegment sales of:
For the three months ended: June 30, 2008	$2,264	$10,519	$4,147	$1,239	$—	$(18,169)	$—
For the three months ended: June 30, 2007	9,639	5,662	—	—	—	(15,301)	—
For the six months ended: June 30, 2008	4,422	21,264	13,073	10,895	—	(49,654)	—
For the six months ended: June 30, 2007	12,685	10,733	—	—	—	(23,418)	—

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
(2) Cost of sales includes period-to-period change in unrealized hedging (gains) losses of:
For the three months ended: June 30, 2008	$(2,587)	$(8,298)	$(5,993)	$—	$(7,135)	$(795)	$(24,808)
For the three months ended: June 30, 2007	3,953	1,391	(1,595)	—	(1,643)	832	2,938
For the six months ended: June 30, 2008	(4,257)	6,210	345	—	620	215	3,133
For the six months ended: June 30, 2007	1,464	4,277	406	—	(144)	507	6,510
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
     In January and February 2008, the Company acquired partial interests in four joint ventures which are part of Winfield, but are non-guarantors of the Company’s financing arrangements. Accordingly, the consolidated joint ventures’ financial information has been included with the non-guarantor subsidiaries as of and for the three and six months ended June 30, 2008.
     In September 2007, in conjunction with Agriliance’s distribution of crop protection product assets, the Company established Winfield Solutions, LLC (“Winfield”), a wholly owned subsidiary, and consolidated this entity into the Agronomy segment. Winfield is a guarantor of the Company’s financing arrangements. Accordingly, Winfield’s financial information has been included with the consolidated guarantors as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008.
     In August 2007, the Company purchased Gold Medal Seeds LTD (“Gold Medal”), a Canadian business, and consolidated this entity into the Seed segment. As a foreign-based entity, Gold Medal is not a guarantor of the Company’s financing arrangements. Accordingly, Gold Medal’s financial information has been included with the non-guarantor subsidiaries as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008.
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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
June 30, 2008

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$91,060	$5	$49,272	$—	$140,337
Receivables, net	370,655	786,424	941,151	(815,360)	1,282,870
Intercompany receivables, net	330,179	—	106	(330,285)	—
Inventories	407,153	627,385	134,524	—	1,169,062
Prepaid expenses	21,629	52,261	18,387	—	92,277
Other current assets	106,291	30,817	871	—	137,979

Total current assets	1,326,967	1,496,892	1,144,311	(1,145,645)	2,822,525

Investments	1,028,184	52,227	15,454	(759,642)	336,223
Property, plant and equipment, net	214,355	278,313	98,765	—	591,433
Goodwill, net	192,418	62,130	59,941	—	314,489
Other intangibles, net	2,403	113,364	2,128	—	117,895
Other assets	29,579	38,582	58,488	(3,813)	122,836

Total assets	$2,793,906	$2,041,508	$1,379,087	$(1,909,100)	$4,305,401

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$—	$375	$909,089	$(797,595)	$111,869
Current portion of long-term debt	1,845	236	2,503	—	4,584
Accounts payable	662,157	821,423	104,290	(15,772)	1,572,098
Intercompany payables, net	—	321,614	8,671	(330,285)	—
Customer advances	6,304	118,418	11,644	—	136,366
Accrued expenses	238,588	240,207	33,088	(5,806)	506,077
Patronage refunds and other member equities payable	42,070	—	—	—	42,070

Total current liabilities	950,964	1,502,273	1,069,285	(1,149,458)	2,373,064

Long-term debt	579,926	96	25,104	—	605,126
Employee benefits and other liabilities	175,614	29,109	5,752	—	210,475
Minority interests	—	6,131	23,203	—	29,334
Commitments and contingencies

Equities:
Capital stock	1,659	—	2,908	(2,908)	1,659
Additional paid-in capital	—	188,582	81,297	(269,879)	—
Member equities	960,920	—	—	—	960,920
Accumulated other comprehensive loss	(62,687)	(173)	277	(104)	(62,687)
Retained earnings	187,510	315,490	171,261	(486,751)	187,510

Total equities	1,087,402	503,899	255,743	(759,642)	1,087,402

Total liabilities and equities	$2,793,906	$2,041,508	$1,379,087	$(1,909,100)	$4,305,401

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2008

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,257,242	$1,791,958	$278,665	$—	$3,327,865
Cost of sales	1,132,945	1,648,202	235,230	—	3,016,377

Gross profit	124,297	143,756	43,435	—	311,488
Selling, general and administrative	77,995	90,051	22,063	—	190,109
Restructuring and impairment	(12)	—	—	—	(12)

Earnings from operations	46,314	53,705	21,372	—	121,391

Interest expense (income), net	13,885	2,910	(1,208)	—	15,587
Equity in earnings of affiliated companies	(85,895)	(1,062)	(3,431)	69,932	(20,456)
Minority interest in earnings of subsidiaries	—	—	9,818	—	9,818

Earnings before income taxes	118,324	51,857	16,193	(69,932)	116,442
Income tax expense (benefit)	15,539	(98)	(1,784)	—	13,657

Net earnings	$102,785	$51,955	$17,977	$(69,932)	$102,785

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2008

	Land O’Lakes,		Non-
	Inc. Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$2,893,839	$3,156,529	$534,496	$—	$6,584,864
Cost of sales	2,669,478	2,916,702	436,489	—	6,022,669

Gross profit	224,361	239,827	98,007	—	562,195
Selling, general and administrative	149,043	169,882	38,763	—	357,688
Restructuring and impairment	41	—	—	—	41

Earnings from operations	75,277	69,945	59,244	—	204,466

Interest expense (income), net	28,867	6,113	(2,258)	—	32,722
Other expense, net	—	12	—	—	12
Equity in earnings of affiliated companies	(134,888)	(981)	(14,524)	125,835	(24,558)
Minority interest in earnings of subsidiaries	—	—	11,683	—	11,683

Earnings before income taxes	181,298	64,801	64,343	(125,835)	184,607
Income tax expense (benefit)	17,230	(27)	3,336	—	20,539

Net earnings	$164,068	$64,828	$61,007	$(125,835)	$164,068

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2008

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$164,068	$64,828	$61,007	$(125,835)	$164,068
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,955	20,579	4,580	—	44,114
Amortization of deferred financing costs	979	—	73	—	1,052
Bad debt expense	577	1,159	163	—	1,899
Proceeds from patronage revolvement received	1,560	56	—	—	1,616
Non-cash patronage income	(2,635)	(548)	—	—	(3,183)
Deferred income tax benefit	(25,418)	—	—	—	(25,418)
Increase in other assets	(454)	(1,041)	(79)	78	(1,496)
Increase (decrease) in other liabilities	4,946	(9)	—	—	4,937
Restructuring and impairment	41	—	—	—	41
Loss on sale of investments	—	12	—	—	12
Equity in earnings of affiliated companies	(134,888)	(981)	(14,524)	125,835	(24,558)
Dividends from investments in affiliated companies	2,434	500	7,138	—	10,072
Minority interests	—	—	11,683	—	11,683
Other	(1,360)	72	34	—	(1,254)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	78,981	(297,513)	(76,600)	51,754	(243,378)
Inventories	(16,251)	(100,371)	(18,437)	—	(135,059)
Prepaids and other current assets	427,930	335,379	(2,208)	—	761,101
Accounts payable	163,889	191,442	49,468	(3,655)	401,144
Customer advances	(507,765)	(292,452)	(13,881)	—	(814,098)
Accrued expenses	84,526	87,974	(982)	(2,012)	169,506

Net cash provided by operating activities	260,115	9,086	7,435	46,165	322,801

Cash flows from investing activities:
Additions to property, plant and equipment	(30,798)	(22,517)	(16,283)	—	(69,598)
Acquisitions, net of cash acquired	(1,743)	(1,096)	(6,201)	—	(9,040)
Investments in affiliates	(50,625)	—	(235)	—	(50,860)
Distributions from investments in affiliated companies	1,000	—	6,865	—	7,865
Proceeds from sale of investments	—	49	—	—	49
Proceeds from sale of property, plant and equipment	2,402	505	198	—	3,105
Change in notes receivable	(8,979)	588	(3,425)	—	(11,816)
Other	(1,953)	—	1,302	—	(651)

Net cash used by investing activities	(90,696)	(22,471)	(17,779)	—	(130,946)

Cash flows from financing activities:
(Decrease) increase in short-term debt	(44,477)	(3,440)	29,304	(46,165)	(64,778)
Proceeds from issuance of long-term debt	1,673	—	2,225	—	3,898
Principal payments on long-term debt	(2,538)	(206)	(10,605)	—	(13,349)
Payments for redemption of member equities	(94,032)	—	—	—	(94,032)
Distribution to members	48,700	—	(48,700)	—	—
Other	(96)	—	—	—	(96)

Net cash used by financing activities	(90,770)	(3,646)	(27,776)	(46,165)	(168,357)

Net increase (decrease) in cash and cash equivalents	78,649	(17,031)	(38,120)	—	23,498
Cash and cash equivalents at beginning of period	12,411	17,036	87,392	—	116,839

Cash and cash equivalents at end of period	$91,060	$5	$49,272	$—	$140,337

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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2007

	(Restated)
	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor		(Restated)
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,119,703	$762,468	$139,845	$—	$2,022,016
Cost of sales	1,015,199	690,917	126,484	—	1,832,600

Gross profit	104,504	71,551	13,361	—	189,416
Selling, general and administrative	73,194	66,768	7,880	—	147,842
Restructuring and impairment	230	71	—	—	301
Gain on insurance settlement	—	(5,941)	—	—	(5,941)

Earnings from operations	31,080	10,653	5,481	—	47,214

Interest expense (income), net	3,473	(953)	6,374	—	8,894
Other income, net	(1)	(28,481)	—	—	(28,482)
Equity in earnings of affiliated companies	(56,160)	(442)	(1,428)	40,249	(17,781)
Minority interest in earnings of subsidiaries	—	—	330	—	330

Earnings before income taxes	83,768	40,529	205	(40,249)	84,253
Income tax expense	4,271	142	343	—	4,756

Net earnings (loss)	$79,497	$40,387	$(138)	$(40,249)	$79,497

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2007

	(Restated)
	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor		(Restated)
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$2,218,394	$1,695,786	$290,119	$—	$4,204,299
Cost of sales	2,000,926	1,537,171	259,236	—	3,797,333

Gross profit	217,468	158,615	30,883	—	406,966
Selling, general and administrative	143,069	130,399	16,385	—	289,853
Restructuring and impairment	796	595	298	—	1,689
Gain on insurance settlement	—	(5,941)	—	—	(5,941)

Earnings from operations	73,603	33,562	14,200	—	121,365

Interest expense (income), net	18,566	(1,334)	6,488	—	23,720
Other expense (income), net	185	(28,481)	—	—	(28,296)
Equity in earnings of affiliated companies	(90,377)	(952)	(4,441)	74,774	(20,996)
Minority interest in earnings of subsidiaries	—	—	586	—	586

Earnings before income taxes	145,229	64,329	11,567	(74,774)	146,351
Income tax expense	13,101	268	854	—	14,223

Net earnings	$132,128	$64,061	$10,713	$(74,774)	$132,128

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2007

	(Restated)
	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor		(Restated)
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$132,128	$64,061	$10,713	$(74,774)	$132,128
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,984	14,804	4,756	—	40,544
Amortization of deferred financing costs	872	288	73	—	1,233
Bad debt expense	766	(41)	11	—	736
Proceeds from patronage revolvement received	3,070	5	—	—	3,075
Non-cash patronage income	(969)	(49)	—	—	(1,018)
Deferred income tax expense (benefit)	(13,317)	(25,771)	—	—	(39,088)
(Increase) decrease in other assets	(843)	(925)	—	122	(1,646)
Decrease in other liabilities	(4,143)	(224)	—	—	(4,367)
Insurance recovery — business interruption	—	4,551	—	—	4,551
Restructuring and impairment	796	595	298	—	1,689
Gain on divestiture of business	—	(28,481)	—	—	(28,481)
Loss on sale of investment	185	—	—	—	185
Gain on insurance settlement	—	(5,941)	—	—	(5,941)
Equity in earnings of affiliated companies	(90,377)	(952)	(4,441)	74,774	(20,996)
Dividends from investments in affiliated companies	20,424	183	4,075	—	24,682
Minority interests	—	—	586	—	586
Other	414	(196)	(238)	—	(20)
Changes in current assets and liabilities, net of divestitures:
Receivables	(100,386)	16,373	47,855	(8,795)	(44,953)
Inventories	(103,186)	(674)	(8,816)	—	(112,676)
Prepaids and other current assets	302,124	16,522	819	—	319,465
Accounts payable	294,838	(29,629)	(6,342)	(5,006)	253,861
Customer advances	(373,435)	(22,209)	(3,581)	—	(399,225)
Accrued expenses	67,377	9,387	(3,741)	97	73,120

Net cash provided by operating activities	157,322	11,677	42,027	(13,582)	197,444

Cash flows from investing activities:
Additions to property, plant and equipment	(22,843)	(17,798)	(2,834)	—	(43,475)
Acquisitions, net of cash acquired	(58)	—	—	—	(58)
Investments in affiliates	(500)	—	(156)	—	(656)
Proceeds from sale of investments	475	—	—	—	475
Net proceeds from divestiture of businesses	211,851	—	—	—	211,851
Proceeds from sale of property, plant and equipment	2,263	2,111	56	—	4,430
Change in notes receivable	(1,882)	1,094	(17,656)	—	(18,444)
Other	(82)	(227)	(648)	—	(957)

Net cash provided (used) by investing activities	189,224	(14,820)	(21,238)	—	153,166

Cash flows from financing activities:
(Decrease) increase in short-term debt	(476)	(101)	(9,293)	13,582	3,712
Proceeds from issuance of long-term debt	1,983	930	3,240	—	6,153
Principal payments on long-term debt	(2,872)	(10,991)	(14,935)	—	(28,798)
Payments for redemption of member equities	(35,265)	—	—	—	(35,265)
Other	(178)	(2)	—	—	(180)

Net cash used by financing activities	(36,808)	(10,164)	(20,988)	13,582	(54,378)

Net increase (decrease) in cash and cash equivalents	309,738	(13,307)	(199)	—	296,232
Cash and cash equivalents at beginning of period	8,976	15,613	55,118	—	79,707

Cash and cash equivalents at end of period	$318,714	$2,306	$54,919	$—	$375,939

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.
Overview
Restatement of Financial Results
     In March 2008, the Company became aware of previously undetected misstatements to the financial statements of Agriliance LLC (“Agriliance”), a 50%-owned joint venture which is reflected in our Agronomy segment and is accounted for under the equity method of accounting. For Agriliance’s years ended August 31, 2003 through 2007, Agriliance misapplied Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Agriliance estimated vendor rebates earned for certain vendor programs based on, among other things, long-term agreements, prior historical rebate amounts and current negotiations with vendors and then recorded the rebates throughout the vendor program year as product was purchased and/or sold. Certain of these arrangements with vendors were not executed until various times during the vendor’s crop year program. In accordance with EITF 02-16, rebates are to be recorded as earned when evidence of a binding arrangement exists (which in most cases is either a signed agreement between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received. Agriliance has restated its financial statements for the periods in which the misstatements occurred. Although Land O’Lakes consolidated annual financial statements were not considered materially misstated during the periods in which the misstatements occurred, the Company’s quarterly financial results for the periods ending March 31, June 30, and September 30, 2007 and 2006 were deemed materially misstated. The Company has restated its quarterly operating results with respect to the misstatements for the three and six months ending June 30, 2007 in this Form 10-Q and will correct the misstatements impacting the period ending September 30, 2007 in future 2008 Form 10-Q filings. Immaterial adjustments to the Company’s annual consolidated financial statements related to recording its share of Agriliance’s misstatements were presented in the Company’s December 31, 2007 Form 10-K filing. The misstatements had no impact to the Company’s cash flows.
Subsequent Event
     On August 8, 2008, the Company determined that its Annual Report on Form 10-K for the year ended December 31, 2007, contained an error. The error relates to a material error in MoArk’s consolidated financial statements that are included in the Company’s Form 10-K. The error relates to the choice of accounting treatment applied to a real estate transaction during the 2005 fiscal year. The Company’s Audit Committee and its management have discussed and consulted with KPMG LLP (“KPMG”), the Company’s and MoArk’s registered independent public accounting firm, with respect to this matter. MoArk’s management has also discussed these matters with its predecessor independent public accounting firm, Moore Stephens Frost (“MSF”), since MSF provided the auditors’ report on MoArk’s 2005 audited consolidated financial statements referenced by KPMG in KPMG’s auditors’ report on the Company’s 2005 consolidated financial statements. MSF has not issued an auditors’ report on MoArk’s restated 2005 financial statements. Accordingly, KPMG has withdrawn its auditors’ report on the Company’s 2005 consolidated financial statements since KPMG is no longer able to reference MSF’s auditors’ report on MoArk’s 2005 audited financial statements.
     As a result of these actions, the Company’s Audit Committee has concluded that the Company’s 2007 Form 10-K should not be relied on. The Audit Committee also concluded that, despite the material error contained in MoArk’s 2005 financial statements, the Company’s 2005 consolidated financial statements and its consolidated financial statements for periods thereafter will not be materially impacted, nor will there be any impact on the Company’s or MoArk’s cash flows. The Company has engaged KPMG to audit the restated MoArk financial statements upon completion of which KPMG will be in a position to issue its revised report on the consolidated financial statements of the Company. The Company expects to record the effect of any corrections in its consolidated financial statements in its Form 10-Q for the quarter ending September 30, 2008 and does not consider the error to be material either to the quarter ended June 30, 2008 or to the expected results of the quarter that will end on September 30, 2008 or to the year ending December 31, 2008.

General
     We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. For the three months ended June 30, 2008, we reported net sales of $3.3 billion and net earnings of $102.8 million compared to net sales of $2.0 billion and net earnings of $79.5 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, we reported net sales of $6.6 billion and net earnings of $164.1 million compared to net sales of $4.2 billion and net earnings of $132.1 million for the six months ended June 30, 2007. The primary reasons for the increase in net earnings were improved earnings in Layers, Feed, Agronomy, and Seed primarily due to favorable market conditions, partially offset by a decline in Dairy Foods earnings and the 2007 gain on the sale of CPI.
     On March 6, 2007, we announced that one of our indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit.  On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In August 2007, FGI filed a notice of appeal with the Court, seeking to overturn the permanent injunction while the EIS is being conducted. FGI’s appeal seeks to correct the legal standards applied as the basis for the injunction, but does not challenge the Court’s order to complete the EIS. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study. Although the Company believes the outcome of the environmental study will be favorable, which could allow for the reintroduction of the product into the market by 2010, there are approximately $20.8 million of purchase commitments with seed producers over the next two years and $15.6 million of inventory as of June 30, 2008, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21 million in response costs at the Site through October 31, 2007. The EPA is seeking reimbursement of these costs, on a joint and several basis, from the Company and other potentially responsible parties. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. Pending a document review, the Company is not aware of the exact nature or extent of contaminants the EPA claims continue to exist at the Site that require remediation. The Company believes it will have multiple defenses available that will mitigate its liability. In addition, the Company is currently analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure, if any. As of June 30, 2008, based on the most recent facts and circumstances available to us, we recorded a $7.5 million charge for an environmental reserve.
     On March 31, 2008, MoArk, LLC received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the Eastern District of Pennsylvania, to provide certain documents for the period of January 1, 2002 to March 27, 2008, related to the pricing, marketing and sales activities within its former egg products business. Moark divested its northeastern liquid and egg products business in 2004, and the remainder of its liquid and egg products business in 2006. Moark has furnished documents required by the subpoena and is cooperating with the government’s request. We cannot predict what, if any, the impact this inquiry and any results from such inquiry could have on our future results of operations.

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
     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the six months ended June 30, 2008, bulk cheese, which is generally priced on the date of make, represented approximately 11% of the Dairy Foods segment’s net sales. For the six months ended June 30, 2008, bulk milk, which also is not subject to significant commodity price risk, represented approximately 38% of the Dairy Foods segment’s net sales.
     We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter typically is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the six months ended June 30, 2008, retail and foodservice net sales represented approximately 30% of Dairy Foods net sales.
     Market prices for commodities such as butter, cheese and non fat dry milk can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly market price for butter was $1.16 in April 2006, and the highest monthly market price was $1.70 in September 2005. In the past three years, the lowest monthly market price for block cheese was $1.16 in July 2006 and the highest monthly market price was $ 2.10 in May 2008. In the past three years, the lowest monthly NASS (National Agricultural Statistics Survey) market price for non fat dry milk was $0.82 in June 2006 and the highest monthly market price was $2.06 in October 2007. The per pound average market price for the three months and six months ended June 30 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Per pound market price average:
Butter	$1.46	$1.45	$1.36	$1.35
Block cheese	2.01	1.73	1.94	1.54
Non fat dry milk (NASS)	1.30	1.67	1.33	1.39

     Feed. The Feed segment follows industry standards for feed pricing. The feed industry generally prices products based on income over ingredient cost (IOIC) per ton of feed, which represents net sales less ingredient costs. This practice tends to lessen the impact of volatility in commodity ingredient markets on our animal feed profit margins. As ingredient costs fluctuate, the changes are generally passed on to customers through weekly or monthly changes in prices. However, margins can still be impacted by competitive pressures and changes in manufacturing and distribution costs.
     We enter into forward sales contracts to supply feed to customers, which currently represent approximately 11% of our Feed sales. When we enter into these contracts, we also generally enter into forward purchase contracts on the underlying commodities to lock in our gross margins.
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
     Complete feed is manufactured to meet the majority of the nutritional requirements of animals, whereas a simple blend is a blend of processed commodities to which the producer then adds supplements and premixes. As livestock production has shifted toward larger and more integrated operations, we have seen a change in our feed product mix with lower sales of complete feed and increased sales of simple blends, supplements and premixes. This change in product mix is a result of differences in industry practices. For example, dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchasing a complete feed product delivered to the farm. Producers may purchase grain blends and concentrated premixes from separate suppliers. This shift is reflected in increased sales of simple blends in our western feed region and increases in sales of premixes in our manufacturing subsidiaries across the United States.
     We have seen continued erosion of commodity feed volumes in the dairy, swine and poultry sectors as well as conscious efforts made by management to exit some of this low-margin business and place increased focus on value-added business. We expect continued pressure on volumes in dairy, poultry and swine feed to continue as consolidation leads to larger operations on average.
     Layers. MoArk produces and markets shell eggs. MoArk’s sales and earnings are driven, in large part, by egg prices. For the three months ended June 30, 2008, egg prices averaged $1.24 per dozen, as measured by the Urner Barry Midwest Large market, compared to egg prices of $0.95 per dozen for the three months ended June 30, 2007. For the six months ended June 30, 2008, egg prices averaged $1.43 per dozen, as measured by the Urner Barry Midwest Large market, compared to egg prices of $1.01 per dozen for the six months ended June 30, 2007.
Derivative Commodity Instruments
     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, and soybeans in Seed. Derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures and options contracts for open positions are marked-to-market each month and these unrealized gains or losses (“unrealized hedging gains and losses”) are recognized in earnings and are fully taxed and applied to retained earnings in our consolidated balance sheet. Amounts recognized in earnings before income taxes (reflected in cost of sales) for the three months and six months ended June 30 are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Unrealized hedging gain (loss)	$24.8	$(2.9)	$(3.1)	$(6.5)

Vendor Rebates
     We receive vendor rebates primarily from seed and chemical suppliers. These rebates are covered by binding arrangements, which are agreements between the vendor and the Company or are covered by published vendor rebate programs. Rebates are recorded as earned in accordance with EITF 02-16, when evidence exists to support binding arrangements (which in most cases is either written agreements between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received. Certain rebate arrangements for our Agronomy segment are not finalized until various times during the vendor’s crop year program. Accordingly, the amount of rebates reported in any given period can vary substantially, largely as a result of when the arrangements are formally executed.
Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method and provided earnings for the three months and six months ended June 30 as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Earnings from unconsolidated businesses	$20.5	$17.8	$24.6	$21.0
     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost.
     Our investment in unconsolidated businesses was $336.2 million as of June 30, 2008 and $304.0 million as of December 31, 2007. Cash flow from investments in unconsolidated businesses was $18.0 million for the six months ended June 30, 2008 compared to $24.7 million for the six months ended June 30, 2007. The decline in cash flow was primarily due to a $19.6 million dividend received during the six months ended June 30, 2007 from Agriliance LLC versus no dividend in the six months ended June 30, 2008.
     Agriliance a 50%-owned joint venture which is reflected in our Agronomy segment and is accounted for under the equity method, constitutes the most significant of our investments in unconsolidated businesses. Historically, Agriliance’s sales and earnings have been principally derived from the wholesale distribution of crop nutrients and crop protection products manufactured by others and have primarily occurred in the second quarter of each calendar year. Effective September 1, 2007, Agriliance distributed the wholesale crop protection business to us and the wholesale crop nutrient business to CHS Inc. Agriliance continues as a 50/50 joint venture, operating a retail agronomy distribution business.
     Our investment in Agriliance was $196.6 million as of June 30, 2008 and $150.9 million as of December 31, 2007. For the six months ended June 30, 2008 and 2007, we recorded $3.4 million and $17.7 million of equity earnings, respectively. Agriliance’s results were unfavorably impacted during the six months ended June 30, 2008 compared to June 30, 2007 primarily due to the September 2007 distribution and repositioning of the wholesale crop protection products and crop nutrients businesses.
     Results of Operations
Three months ended June 30, 2008 as compared to three months ended June 30, 2007
Restatement of Financial Results
     As described in Overview – Restatement of Financial Results, the Company has restated its financial results for the three months ended June 30, 2007 due to accounting misstatements made by the Company’s Agriliance joint venture related to the recording of vendor rebates. The effects of the adjustments on the consolidated statements of operations for the three months ended June 30, 2007 are as follows:

	Previously
	Reported	Effect of	Restated
	2007	Restatement	2007
	($ in millions)
Equity in earnings of affiliated companies	$(58.1)	$40.3	$(17.8)
Earnings before income taxes	124.6	(40.3)	84.3
Income tax expense	20.2	(15.4)	4.8
Net earnings	104.4	(24.9)	79.5

Overview of Results

	For the three months ended June 30,
			Increase
	2008	2007	(Decrease)
	($ in millions)
Net earnings	$102.8	$79.5	$23.3

Increased net earnings were primarily driven by improved earnings in Agronomy, Feed and Layers primarily due to favorable market conditions, partially offset by a decline in Dairy Foods earnings. Net earnings were favorably impacted by a reduction in unrealized hedging losses.

Net sales	$3,327.9	$2,022.0	$1,305.9

The increase in net sales was primarily due to the addition of $993.7 million in net sales due to the repositioning of the Agronomy investment which resulted in the consolidation of the crop protection products business in September 2007, and higher market prices across all segments. Net sales increased in Feed, Dairy Foods, Layers, and Seed by $221.5 million, $44.4 million, $27.6 million and $24.7 million, respectively. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$311.5	$189.4	$122.1

Gross profit increased in the three months ended June 30, 2008 primarily due to the addition of $74.6 million of gross profit from the consolidation of the crop protection products business in September 2007. Improved market prices in Feed and Layers and unrealized hedge gains in Dairy Foods, Seed and Layers also contributed to the gross profit increase. Partially offsetting these increases were declining Dairy markets. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$190.1	$147.8	$42.3

The increase in selling, general and administrative expense compared to the prior year was primarily due to the addition of $26.2 million of selling, general and administrative expenses related to the repositioning of the Agronomy investment which resulted in the consolidation of the crop protection products business in September 2007. Additionally, in the three months ended June 30, 2008, we recorded a $7.5 million charge within the Other segment for an environmental reserve related to an EPA claim.

Restructuring and impairment charges	$—	$0.3	$(0.3)

During the three months ended June 30, 2007, Seed incurred a $0.2 million impairment charge related to a software asset.

Gain on insurance settlement	$—	$(5.9)	$(5.9)

In 2007, Feed recorded a $5.9 million gain on insurance settlement related to a feed plant in Statesville, North Carolina that was destroyed by fire in December, 2005. The Company holds insurance coverage for property damage and received insurance proceeds in excess of book value to rebuild the damaged facility.

Interest expense, net	$15.6	$8.9	$(6.7)

The increase in interest expense compared to the prior year was higher primarily due to short-term borrowings related to seasonal crop protection product working capital requirements and higher commodity inputs in Feed and Dairy Foods. The crop protection products business was acquired in September, 2007 as part of the Agronomy repositioning.

Equity in earnings of affiliated companies	$20.5	$17.8	$2.7
     Increased equity in earnings of affiliated companies is primarily related to increased earnings from Layers and Dairy Foods investments, partially offset by decreased earnings from Agriliance. Dairy Foods equity method investments had earnings of $2.9 million for the three months ended June 30, 2008, compared to equity losses of $0.9 million for the three months ended June 30, 2007. Layers equity method investments had earnings of $3.4 million for the three months ended June 30, 2008, compared to equity losses of $1.3 million for the three months ended June 30, 2007. Results for the three months ended June 30, 2008 included equity earnings from Agriliance of $11.7 million compared to equity earnings of $16.3 million for the same period of 2007. A discussion of net earnings for Agriliance can be found under the caption “Overview — General — Unconsolidated Businesses.”

	For the three months ended June 30,
			Increase
	2008	2007	(Decrease)
	($ in millions)
Income tax expense	$13.7	$4.8	$8.9
     Income tax expense for the three months ended June 30, 2008 and June 30, 2007 resulted in an effective tax rate of 11.7% and 5.6%, respectively. As a cooperative, earnings from member business that meet certain requirements, known as “patronage income” are deductible from taxable income. The federal and state statutory rate applied to nonmember business activity was 38.3% for the three month periods ended June 30, 2008 and 2007. Income tax expense and the difference between the effective tax rate and statutory tax rate vary each year based upon patronage business activity and the level of and profitability of nonmember business during each of the comparable years.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or have similar customers. We have five segments: Dairy Foods, Feed, Seed, Layers and Agronomy.
Dairy Foods

	For the three months ended June 30,
($ in millions)	2008	2007	% change
Net sales	$1,037.5	$993.0	4.5%
Gross profit	90.1	86.1	4.6%

Gross profit % of net sales	8.7%	8.7%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact	$64.8
Volume impact	(19.7)
Acquisitions and divestitures	(0.7)

Total increase	$44.4
     The net sales increase in the three months ended June 30, 2008 was primarily driven by the impact of higher market prices for butter and cheese. The favorable pricing / mix variance of $64.8 million was mainly due to rising average cheese market prices for the three months ended June 30, 2008 of $0.28 per pound compared to the same period last year. The increase in market price caused net sales for industrial operations, foodservice and consumer cheese to increase $22.1 million, $19.9 million and $11.4 million, respectively, compared to the same period last year. The negative volume variance of $19.7 million was primarily related to decreases in industrial operations, resale and foodservice, partially offset by volume increases in international. Industrial operations, resale and foodservice volumes decreased $12.5 million, $9.0 million and $7.4 million respectively, while international volumes increased $7.8 million compared to the prior year. The acquisitions and divestitures category includes the effect of the sale of the operating assets of Cheese & Protein International (“CPI”) in April 2007, which resulted in a decline in cheese sales.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$(3.3)
Volume impact	1.6
Unrealized hedging	6.6
Acquisitions and divestitures	(0.9)

Total increase	$4.0
     The negative margin / mix variance of $3.3 million was primarily due to declining markets over the prior year when dairy product prices were increasing. This negative margin / mix variance was more than fully offset by a $6.6 million increase in unrealized hedging gains compared to the same period in 2007. The acquisitions and divestitures category includes the effect of the sale of substantially all of CPI’s assets in April 2007.

Feed

	For the three months ended June 30,
($ in millions)	2008	2007	% change
Net sales	$925.8	$704.3	31.5%
Gross profit	95.6	65.0	47.0%
Gross profit % of net sales	10.3%	9.2%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact	$184.4
Volume impact	37.1

Total increase	$221.5
     The $184.4 million favorable pricing / mix variance was primarily due to the effect of commodity price increases, which increased sales in livestock, lifestyle and ingredients by $75.2 million, $30.8 million and $78.0 million, respectively. Grass cattle, dairy feed and swine feed sales accounted for the largest increases in the livestock category, and horse and companion animal feed accounted for the majority of the lifestyle increases. The favorable volume variance of $37.1 million was primarily due to volume improvements in direct ship ingredients, premixes, grass cattle and companion animal feeds. Favorable commodity prices and deteriorating forage conditions over the prior year were the primary drivers of this volume increase. These improvements were partially offset by other declines in the livestock category, mainly feedlot, dairy and swine feed.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$19.2
Volume impact	1.7
Unrealized hedging	9.7

Total increase	$30.6
     Gross profit increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to favorable ingredient cost positions partially offset by higher depreciation, energy and distribution costs. The positive margin / mix variance of $19.2 million was primarily due to pricing improvements in relation to ingredient costs. Dairy, swine, horse and premix margins improved $5.0 million, $1.5 million, $1.3 million and $12.2 million, respectively. Unrealized hedging gains were $9.7 million favorable for the three months ended June 30, 2008 compared to the same period in 2007.
Seed

	For the three months ended June 30,
($ in millions)	2008	2007	% change
Net sales	$248.1	$223.4	11.1%
Gross profit	29.0	28.3	2.5%
Gross profit % of net sales	11.7%	12.7%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact	$26.3
Volume impact	(1.6)

Total increase	$24.7
     The $26.3 million positive pricing / mix variance was primarily related to a $12.0 million increase in corn sales due to increased triple stack trait sales and a $7.7 million increase in soybeans due to increased market prices. The $1.6 million volume decrease is a result of declining proprietary corn sales due to lowered ethanol demand and higher nitrogen input costs, partially offset by increased soybean sales due to increased planted acres.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$(3.6)
Volume impact	(0.1)
Unrealized hedging	4.4

Total increase	$0.7
     The $3.6 million negative margin / product mix variance was primarily due to a $4.5 million decrease in soybean margin from increased product cost as a result of higher soybean commodity markets. This was partially offset by a $1.3 million increase in corn due to increased sales of triple stack trait products. The negative margin / product mix impact was fully offset by a $4.4 million increase in unrealized hedging gains compared with the prior year.
Layers

	For the three months ended June 30,
($ in millions)	2008	2007	% change
Net sales	$138.6	$111.0	24.8%
Gross profit	22.8	12.2	86.6%

Gross profit % of net sales	16.5%	11.0%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact	$41.7
Volume impact	(14.1)

Total increase	$27.6
     The $41.7 million positive pricing / mix variance was primarily driven by higher egg prices for the three months ended June 30, 2008 compared to the same period in 2007. The average quoted price based on the Urner Barry Midwest Large market increased to $1.24 per dozen in 2008 compared to $0.95 per dozen in 2007. In addition, branded and specialty egg volume increased 14% over the same period from last year, which favorably impacted the pricing/mix variance. The $14.1 million unfavorable volume variance was primarily related to the timing of Easter sales which fell in the first quarter of 2008 compared to the second quarter of 2007.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$6.5
Volume impact	(1.4)
Unrealized hedging	5.5

Total increase	$10.6
     The gross profit increase was primarily attributable to the increase in the average market price of eggs and unrealized hedging gains. Partially offsetting the impact of higher egg prices, increased feed costs and unrealized hedging gains were increased prices for purchased eggs for the three months ended June 30, 2008 compared to the same period in 2007.
Agronomy
     Net sales and gross profit for Agronomy include the results of our crop protection products business which was consolidated effective September 1, 2007 upon the repositioning of Agriliance. For further information, see the discussion under the caption “Overview – General.” The following analysis includes a comparison of the three month period ending June 30, 2008 compared to the stand-alone net sales and gross profit of the crop protection products business for the three month period ending June 30, 2007 as previously reported in Agriliance’s financial results.
         Net Sales
     Net sales for the three months ended June 30, 2008 were $993.7 million. There were no net sales for the three months ending June 30, 2007 within our consolidated statements of operations as we accounted for this activity through our investment in Agriliance. On a stand-alone basis, the CPP segment of Agriliance had $708.9 million in sales for the three months ending June 30, 2007. The $284.8 million increase in net sales was primarily related to sales from our crop protection products business to the Agriliance retail business, which were previously recorded as intercompany transfers and eliminated within Agriliance. Also contributing to the increase were improved sales in herbicides and fungicides, primarily due to increased demand.

     Gross Profit
     Gross profit for the three months ended June 30, 2008 was $74.6 million. There was no gross profit for the three months ending June 30, 2007 within our consolidated statements of operations as we accounted for this activity in our investment in Agriliance. On a stand-alone basis, the CPP business within Agriliance had a gross profit of $43.6 million for the three months ending June 30, 2007. The $31.0 million increase in gross profit was primarily related to sales from our crop protection products business to the Agriliance retail business, which was previously recorded within the Agriliance retail business. Also contributing to the increase was an appreciation in most product groups across the business as customers look to improve yields driven by higher commodity prices. These increases were partially offset by increased return reserves and distribution costs.
Six months ended June 30, 2008 as compared to six months ended June 30, 2007
Restatement of Financial Results
     As described in Overview – Restatement of Financial Results, the Company has restated its financial results for the six months ended June 30, 2007 due to accounting misstatements made by the Company’s Agriliance joint venture related to the recording of vendor rebates. The effects of the adjustments on the consolidated statements of operations for the six months ended June 30, 2007 are as follows:

	Previously
	Reported	Effect of	Restated
	2007	Restatement	2007
	($ in millions)
Equity in earnings of affiliated companies	$(65.1)	$44.1	$(21.0)
Earnings before income taxes	190.5	(44.1)	146.4
Income tax expense	31.1	(16.9)	14.2
Net earnings	159.3	(27.2)	132.1
Overview of Results

	For the six months ended June 30,
			Increase
	2008	2007	(Decrease)
	($ in millions)
Net earnings	$164.1	$132.1	$32.0

Increased net earnings were primarily driven by improved earnings in Layers, Feed, Agronomy due to favorable market conditions, partially offset by a decline in Dairy Foods earnings.

Net sales	$6,584.9	$4,204.3	$2,380.6

The increase in net sales was primarily due to the addition of $1,480.8 million in net sales due to the repositioning of the Agronomy investment which resulted in the consolidation of the crop protection products business in September 2007, and higher market prices across all segments. Net sales increased in Dairy Foods, Feed, Seed and Layers by $212.2 million, $414.5 million, $215.8 million and $88.8 million, respectively. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$562.2	$407.0	$155.2

Gross profit increased in the six months ended June 30, 2008 primarily due to the addition of $103.9 million of gross profit due to the consolidation of the crop protection products business in September 2007. Improved market prices in Layers and Feed also contributed to the gross profit increase. Partially offsetting these increases were declining Dairy markets. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$357.7	$289.9	$67.8

     The increase in selling, general and administrative expense compared to the prior year was primarily due to the addition of $57.6 million of selling, general and administrative expenses due to the repositioning of the Agronomy investment which resulted in the consolidation of the crop protection products business in September 2007.

	For the six months ended June 30,
			Increase
	2008	2007	(Decrease)
	($ in millions)
Restructuring and impairment charges	$—	$1.7	$(1.7)

During the six months ended June 30, 2007, Feed announced the closure of plants in Columbus, WI and in Leoti, KS, resulting in $0.5 million of restructuring and impairment charges. Seed incurred an impairment charge of $0.5 million in relation to the closing of a soybean facility in Vincent, IA and $0.2 million related to a software asset impairment. Layers incurred an impairment charge of $0.3 million for the closure of two farms.

Gain on insurance settlement	$—	$(5.9)	$(5.9)

During the six months ended June 30, 2007, Feed recorded a $5.9 million gain on insurance settlement related to a feed plant in Statesville, North Carolina that was destroyed by fire in December, 2005. The Company holds insurance coverage for property damage and received insurance proceeds in excess of book value to rebuild the damaged facility.

Interest expense, net	$32.7	$23.7	$9.0

Increase in interest expense compared to the prior year was primarily due to higher short-term borrowings related to seasonal working capital requirements in our crop protection products business and higher commodity inputs in Feed and Dairy Foods. The crop protection products business was acquired in September 2007 as part of the Agronomy repositioning.

Equity in earnings of affiliated companies	$24.6	$21.0	$3.6

Increased equity in earnings of affiliated companies is primarily related to increased earnings from Layers and Dairy Foods investments, partially offset by decreased earnings from Agriliance. In Layers, equity method investments had earnings of $14.5 million for the six months ended June 30, 2008, compared to equity earnings of $3.7 million for the same period of 2007 primarily due to higher egg prices. Dairy Foods equity method investments had earnings of $5.5 million for the six months ended June 30, 2008, compared to equity losses of $1.4 million for same period in 2007. Results for the six months ended June 30, 2008 included equity earnings from Agriliance of $3.4 million compared to equity earnings of $17.7 million for the same period of 2007. A discussion of net earnings for Agriliance can be found under the caption “Overview — General — Unconsolidated Businesses.”

Income tax expense	$20.5	$14.2	$6.3
     Income tax expense for the six months ended June 30, 2008 and June 30, 2007 resulted in an effective tax rate of 11.1% and 9.7%, respectively. As a cooperative, earnings from member business that meet certain requirements, known as “patronage income” are deductible from taxable income. The federal and state statutory rate applied to nonmember business activity was 38.3% for the six month periods ended June 30, 2008 and 2007. Income tax expense and the difference between the effective tax rate and statutory tax rate vary each year based upon patronage business activity and the level and profitability of nonmember business during each of the comparable years.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or have similar customers. We have five segments: Dairy Foods, Feed, Seed, Layers and Agronomy.
Dairy Foods

	For the six months ended June 30,
($ in millions)	2008	2007	% change
Net sales	$2,085.5	$1,873.3	11.3%
Gross profit	131.9	161.3	(18.2)%

Gross profit % of net sales	6.3%	8.7%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact	$254.1
Volume impact	69.5
Acquisitions and divestitures	(111.4)

Total increase	$212.2

     The net sales increase in the six months ended June 30, 2008 was primarily driven by the impact of higher market prices for milk and cheese. The favorable pricing / mix variance of $254.1 million was mainly due to rising average cheese market prices for the six months ended June 30, 2008 of $0.40 per pound compared to the same period last year. The increase in market price caused net sales for industrial operations, foodservice and consumer cheese to increase $156.8 million, $45.1 million and $25.0 million, respectively, compared to the same period last year. The favorable volume variance of $69.5 million was primarily related to increases in industrial operations, international and resale and consumer cheese, partially offset by decreases in foodservice and butter. Industrial operations, international and consumer cheese volumes increased $81.7 million, $9.5 million, and $1.5 million respectively, and volume declines in foodservice, resale and superspreads were $18.5 million, $3.8 million and $1.0 million, respectively, compared to the prior year. The acquisitions and divestitures category includes the effect of the sale of the operating assets of Cheese & Protein International (“CPI”) in April 2007 which resulted in a decline in cheese sales.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$(27.8)
Volume impact	1.8
Unrealized hedging	5.7
Acquisitions and divestitures	(9.1)

Total decrease	$(29.4)
     The negative margin / mix variance of $27.8 million was primarily due to declining markets over the prior year when dairy product prices were increasing. The negative variance was partially offset by $5.7 million in unrealized hedging gains compared to the same period in 2007. The acquisitions and divestitures category includes the effect of the sale of substantially all of CPI’s assets in April 2007.
Feed

	For the six months ended June 30,
($ in millions)	2008	2007	% change
Net sales	$1,867.6	$1,453.1	28.5%
Gross profit	175.7	136.5	28.7%
Gross profit % of net sales	9.4%	9.4%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact	$342.3
Volume impact	66.2
Acquisitions and divestitures	6.0

Total increase	$414.5
     The $342.3 million favorable pricing / mix variance was primarily due to the effect of commodity price increases, which increased sales in livestock, lifestyle and ingredients by $135.7 million, $54.1 million and $152.9 million, respectively. Grass cattle, dairy feed and swine feed sales accounted for the largest increases in the livestock category, and horse and companion animal feed accounted for the majority of the lifestyle increases. The favorable volume variance of $66.2 million was primarily due to volume improvements in direct ship ingredients, premixes, grass cattle and companion animal feeds. Favorable commodity prices as well as deteriorating forage conditions over the prior year have primarily driven this volume increase. These improvements were partially offset by declines in the livestock category, mainly feedlot, dairy and swine. The acquisition and divestiture category includes the impact of decreased sales due to the contribution of a Kansas facility to a feedlot joint venture in February 2007.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$39.1
Volume impact	2.0
Unrealized hedging	(1.9)

Total increase	$39.2
     Gross profit increased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to favorable ingredient cost positions partially offset by higher depreciation, energy and distribution costs. The positive margin / mix variance of $39.1 million was primarily due to pricing improvement in relation to ingredient costs. Dairy, swine, horse, ingredient and premix margins improved $8.0 million, $3.4 million, $2.6 million, $4.0 million and $19.5 million, respectively. Offsetting the positive margin variance were increased unrealized hedging losses of $1.9 million.
Seed

	For the six months ended June 30,
($ in millions)	2008	2007	% change
Net sales	$875.2	$659.4	32.7%
Gross profit	95.4	84.1	13.4%
Gross profit % of net sales	10.9%	12.8%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact	$126.0
Volume impact	89.8

Total increase	$215.8
     The $126.0 million pricing / mix variance was primarily related to a $95.0 million increase in corn sales due to increased triple stack trait sales and a $21.6 million increases in soybeans due to increased market prices. The $89.8 million favorable volume variance was primarily due to a $39.5 million increase in corn volume growth driven primarily by increased partnered corn sales due to strong product performance and a $50.6 million increase in soybean volumes due to an increase in acres planted.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$1.5
Volume impact	9.8
Unrealized hedging	(0.0)

Total increase	$11.3
     The $1.5 million positive margin / product mix variance was primarily due to a $4.8 million increase in corn due to increased sales of triple stack trait products and higher sunflower margins. This increase was partially offset by a decrease in soybean margin due to increased product cost as a result of higher soybean commodity markets. The $9.8 million favorable volume variance was primarily due to a $6.9 million increase in soybeans due to a shift in acres planted and a $2.5 million increase in corn due to strong sales early in the season compared to the same period in 2007.
Layers

	For the six months ended June 30,
($ in millions)	2008	2007	% change
Net sales	$319.7	$230.9	38.5%
Gross profit	56.7	26.5	113.6%

Gross profit % of net sales	17.7%	11.5%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact	$104.7
Volume impact	(15.9)

Total increase	$88.8

     The $104.7 million positive pricing / mix variance was primarily driven by higher egg prices for the six months ended June 30, 2008 compared to the same period in 2007. The average quoted price based on the Urner Barry Midwest Large market increased to $1.43 per dozen in 2008 compared to $1.01 per dozen in 2007. In addition, branded and specialty egg volume increased 20% over the same period from last year, which favorably impacted the pricing/mix variance. The $15.9 million unfavorable volume variance was primarily related to the discontinuation of the Ohio flock in 2007 and continued rationalization of marginal businesses.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$32.8
Volume impact	(1.8)
Unrealized hedging	(0.8)

Total increase	$30.2
     The gross profit increase was primarily attributable to the increase in the average market price of eggs. Partially offsetting the impact of higher egg prices were increased prices for purchased eggs, increased feed costs and unrealized hedging losses for the six months ended June 30, 2008 compared to the same period in 2007.
Agronomy
     Net sales and gross profit for Agronomy include the results of our wholesale crop protection products business which was consolidated effective September 1, 2007 upon the repositioning of Agriliance. For further information, see the discussion under the caption “Overview – General.” The following analysis includes a comparison of the six month period ending June 30, 2008 compared to the stand-alone net sales and gross profit of the wholesale crop protection products business for the six month period ending June 30, 2007 as previously reported in Agriliance’s financial results.
         Net Sales
     Net sales for the six months ended June 30, 2008 were $1,480.7 million. There were no net sales for the six months ending June 30, 2007 within our consolidated statements of operations as we accounted for this activity in our investment in Agriliance. On a stand-alone basis, the CPP segment of Agriliance had $965.3 million in sales for the six months ending June 30, 2007. The $515.4 million increase in net sales was primarily related to sales from our crop protection products business to the Agriliance retail business, which were previously recorded as intercompany transfers and eliminated within Agriliance. Also contributing to the increase were improved sales in herbicides and fungicides, primarily due to increased demand.
         Gross Profit
         Gross profit for the six months ended June 30, 2008 was $103.9 million. There was no gross profit for the six months ending June 30, 2007 within our consolidated statements of operations as we accounted for this activity in our investment in Agriliance. On a stand-alone basis, the CPP business within Agriliance had a gross profit of $48.6 million for the six months ending June 30, 2007. The $55.3 million increase in gross profit was primarily related to sales from our crop protection products business to the Agriliance retail business, which were previously recorded within the Agriliance retail business. Also contributing to the increase was an appreciation in most product groups across the business as customers looked to improve yields driven by higher commodity prices. These increases were partially offset by increased return reserves and distribution costs.
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
     Total long-term debt, including the current portion, was $609.7 million at June 30, 2008 compared to $616.8 million at December 31, 2007. The decrease was primarily due to debt repayments for borrowings of consolidated subsidiaries.

     Our primary sources of debt at June 30, 2008 include a $225 million revolving credit facility, of which $0 was outstanding, a $400 million receivables securitization facility of which $0 was outstanding, $175 million in 9.00% senior secured notes, $192.7 million in 8.75% senior unsecured notes and $190.7 million of 7.45% capital securities.
     At June 30, 2008, $23.0 million of our long-term debt, including $5.6 million of capital lease obligations, was attributable to MoArk. We do not provide any guarantees or support for MoArk’s debt. In addition, we had $28.2 million of other long-term debt at June 30, 2008.
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At June 30, 2008, we had available cash and cash equivalents on hand of $140.3 million. Total equities at June 30, 2008 were $1,087.4 million.
Our total liquidity is as follows:

	As of	As of	As of
	June 30,	June 30,	December 31,
	2008	2007	2007
	($ in millions)
Cash and cash equivalents	$140.3	$375.9	$116.8
Availability on revolving credit facility	191.7	190.8	196.0
Availability on receivable securitization program	400.0	200.0	230.0
Availability on MoArk revolving credit facility	40.0	40.0	40.0

Total liquidity	$772.0	$806.7	$582.8
     We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months.
Cash Flows
Restatement of Financial Results
     As described in Overview – Restatement of Financial Results, the Company has restated its financial results for the three and six months ended June 30, 2007, due to accounting misstatements made by the Company’s Agriliance joint venture related to the recording of vendor rebates. The effects of the adjustments on the consolidated statement of cash flows for the six months ended June 30, 2007 are as follows:

	Previously
	Reported	Effect of	Restated
	2007	Restatement	2007
	($ in millions)
Net earnings	$159.4	$(27.3)	$132.1
Deferred income tax benefit	(22.2)	(16.9)	(39.1)
Equity in earnings of affiliated companies	(65.1)	44.1	(21.0)
     The following tables summarize the key elements in our cash flows for the following periods:
Operating Activities

	For the Six Months Ended
	June 30,
	2008	2007
	($ in millions)
Net earnings	$164.1	$132.1
Adjustments to reconcile net earnings to net cash provided by operating activities	19.5	(24.3)
Changes in current assets and liabilities, net of acquisitions and divestitures	139.2	89.6

Net cash provided by operating activities	$322.8	$197.4
     Net cash provided by operating activities increased $125.4 million in the six months ended June 30, 2008 compared to the same period in 2007. The increase was due to improved operating performance in all business segments as well as a decrease in working capital balances versus year end balances, primarily related to Agronomy and the crop protection products business as compared to the same period in 2007.

Investing Activities

	For the Six Months Ended
	June 30,
	2008	2007
	($ in millions)
Additions to property, plant and equipment	$(69.6)	$(43.5)
Acquisitions	(9.0)	(0.1)
Investments in affiliates	(50.9)	(0.7)
Distributions from investments in affiliated companies	7.9	—
Net proceeds from divestiture of businesses	—	211.9
Proceeds from sale of investments	0.1	0.5
Proceeds from sale of property, plant and equipment	3.1	4.4
Change in notes receivable	(11.8)	(18.4)
Other	(0.7)	(0.9)

Net cash (used) provided by investing activities	$(130.9)	$153.2
     Net cash (used) by investing activities increased $284.1 million for the six months ended June 30, 2008 compared to the same period from the prior year. The increase is primarily related to approximately $211.9 million of net proceeds received from the divestiture of the Cheese & Protein International operating assets in 2007 compared with $0 in 2008. The Company also contributed $50.0 million in cash of additional investment in Agriliance in 2008 for purposes of funding seasonal working capital requirements as debt facilities within Agriliance have been retired.
     We expect total capital expenditures to be approximately $140 million in 2008. Of such amount, we currently estimate that a minimum range of $40 million to $50 million of ongoing maintenance capital expenditures will be required.
Financing Activities

	For the Six Months Ended
	June 30,
	2008	2007
	($ in millions)
(Decrease) increase in short-term debt, net	$(64.8)	$3.7
Proceeds from issuance of long-term debt	3.9	6.2
Principal payments on long-term debt	(13.4)	(28.8)
Payments for redemption of member equities	(94.0)	(35.3)
Other	(0.1)	(0.2)

Net cash used by financing activities	$(168.4)	$(54.4)
     Net cash used by financing activities increased $114.0 million for the six months ended June 30, 2008 compared to the same period from the prior year. The change is primarily due to an increase of $58.7 million for payments for the redemption of member equities and repayments of short-term debt made by the Company under revolving credit facilities during the first six months in 2008 due to seasonal working capital needs.
Principal Debt Facilities
     We maintain a $225.0 million, five-year secured revolving credit facility. Under this facility, lenders have committed to make advances and issue letters of credit until August 2011. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is tied to the Company’s leverage ratio. Based on our leverage ratio at the end of June 2008, the LIBOR margin for the revolving credit facility was 87.5 basis points and the spread for the Alternative Base Rate was 20 basis points. LIBOR may be set for one, two, three or six month periods at our election. There was $0 outstanding on our revolving credit facility at June 30, 2008 and December 31, 2007.
     We also maintain a five-year receivables securitization facility, which matures in 2011, to finance short-term borrowing needs. On March 13, 2008, the Company completed an amendment to its existing five-year receivables securitization facility arranged by CoBank ACB. The amendment increased the facility’s drawing capacity from $300.0 million to $400.0 million. The increased capacity under the facility is being used to finance incremental working capital requirements arising from the crop protection products business and higher commodity price levels in our other businesses. Land O’Lakes and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned special purpose entity (“the SPE”). The Company sells the receivables to the SPE in order to obtain financing for its short-term borrowing needs. Under this facility, the SPE enters into borrowings with CoBank, which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. The effective cost of the facility is LIBOR plus 87.5 basis points. The SPE does not meet the definition of a qualified special purpose entity, and the assets and liabilities of the SPE are fully consolidated in the Company’s consolidated financial statements. The SPE’s receivables were $760.0 million and $732.0 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, there was $0 outstanding, and $400.0 million was available under this facility. At December 31, 2007, there was $70.0 million outstanding, and $230 million was available under this facility.

     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes became callable in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price will be 102.25%. The notes are callable at par beginning in December 2009. The balance outstanding for these notes at June 30, 2008 was $175 million.
     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes became callable in November 2006 at a redemption price of 104.375%. In November 2007, the redemption price declined to 102.917% and in November 2008, the redemption price declines to 101.458%. The notes are callable at par beginning in November 2009. In September 2005, $3.8 million of these notes were tendered in accordance with the terms of the indentures of the notes, which required a par offer in August 2005 as a result of receiving cash proceeds from the sale of our investment in CF Industries. In November 2005, we completed a “modified Dutch Auction” cash tender for these notes and purchased $149.7 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount. In April 2007, upon receipt of the proceeds related to the sale of substantially all the assets related to our Cheese & Protein International LLC subsidiary, we launched a par offer in accordance with the terms of the indentures governing these notes and $2.7 million of notes were tendered. In addition to the modified Dutch Auction, we, or our affiliates, are permitted by the indentures governing our 8.75% senior unsecured notes and our 9.00% senior secured notes to make open market purchases of such notes, and at such terms and at such prices as we or our affiliates may determine. As such, in August 2007, an additional $1.1 million of our 8.75% notes were purchased. The balance outstanding for these notes at June 30, 2008 was $192.7 million.
     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. At June 30, 2008, the outstanding balance of Capital Securities was $190.7 million.
     The credit agreements relating to the revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain certain interest coverage and leverage ratios. Land O’Lakes debt covenants were all satisfied as of June 30, 2008.
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
     MoArk has a $40 million revolving credit facility, which is subject to a borrowing base limitation and matures June 1, 2009. Borrowings under the revolving credit facility were $0 at both June 30, 2008 and December 31, 2007. The revolving credit facility is subject to certain debt covenants, which were all satisfied as of June 30, 2008. The facility is not guaranteed by Land O’Lakes, nor is it secured by our assets. MoArk had outstanding notes and term loans of $17.4 million and $29.5 million as of June 30, 2008 and December 31, 2007, respectively. The decline in MoArk’s long-term debt was primarily due to payments on various term notes from cash provided by operations.

Capital Leases
     MoArk had capital leases at June 30, 2008 of $5.6 million for land, buildings, machinery and equipment at various locations. The interest rates on the capital leases range from 6.00% to 8.95% with a weighted average rate of 7.73%. The weighted average term until maturity is four years. Land O’Lakes does not provide any guarantees or support for MoArk’s capital leases.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS 157, which did not have a material impact on the consolidated financial statements. See Item 1. Financials Statements Note 9 for further information.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. This pronouncement was adopted effective December 31, 2007. The measurement date aspect of the pronouncement is effective for fiscal years ending after December 15, 2008 and the Company will adopt that provision of SFAS 158 effective December 31, 2008.
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
     In April 2007, the FASB issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”). FIN 39-1 permits companies that enter into master netting arrangements to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral. The Company has master netting arrangements for its exchange traded futures and options contracts. When the Company enters into a futures or options contract, an initial margin deposit may be required by the broker. The amount of the margin deposit varies by the commodity. If the market price of a futures or options contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. Upon adoption of FIN 39-1 on January 1, 2008, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements with the right to reclaim cash collateral or obligation to return cash collateral. The adoption of FIN 39-1 did not have an impact on the Company’s financial position, results of operations or cash flows.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”), which expands quarterly and annual FASB 133 disclosure requirements regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of adopting SFAS 161. The Company does not expect this statement to have a material impact on its consolidated financial statements.

     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of adopting FSP 142-3 and does not expect it to have a material impact on its consolidated financial statements.
Critical Accounting Policies
     Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies used in preparing our interim 2008 consolidated financial statements are the same as those described in our Form 10-K.
Forward-Looking Statements
     The information presented in this Form 10-Q under the headings “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “could”, “should”, “seeks”, “pro forma” and “intend” and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in “Part II. Other Information Item 1A. Risk Factors” on pages 47 to 48. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in “Part II. Other Information Item 1A — Risk Factors” on pages 47 to 48. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For the six months ended June 30, 2008, the Company did not experience significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The material weakness in the Company’s internal control over financial reporting reported as of December 31, 2007 in the Company’s Form 10-K and as of March 31, 2008 in the Company’s Form 10-Q, has been sufficiently remediated.
     (b) Remediation and Changes in Internal Control over Financial Reporting
     As previously reported in the Company’s Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on April 15, 2008, in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified a material weakness in the internal control over our financial reporting as of December 31, 2007 and as of March 31, 2008, related to ineffective controls over the accounting for vendor rebates recognized in the CPP business. Specifically, the Company did not have sufficient documentation evidencing certain company-specific rebates with some vendors at the onset of a program year. EITF 02-16 requires evidence of a binding arrangement to support the recognition of vendor rebates. Because of the material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 and as of March 31, 2008, based on the criteria established in “Internal Control — Integrated Framework” issued by COSO. This material weakness had been remediated as of the quarter ended June 30, 2008 and financial statements recognize the proper impact of vendor rebates per EITF 02-16. A monthly internal control process was implemented in April 2008 with the following remediation steps:
•	Developed a process to obtain evidence to support the existence of binding arrangements with vendors, and

•	Improved the accounting personnel review processes and procedures over the existence of such evidence of binding arrangements to support vendor rebates recognized in the consolidated financial statements.

     Management believes these new policies and procedures were effective in remediating this material weakness. The process was tested during second quarter internal controls testing. No deficiencies were found and management has concluded that the process and controls are operating effectively.
     (c) Changes in internal controls
     The material weakness was remediated with changes to the internal controls as mentioned above. There were no other changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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
     On March 6, 2007, Land O’Lakes, Inc. announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. (“FGI”), filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit.  On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. A further hearing was held on April 27, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In August 2007, FGI filed a notice of appeal with the Court, seeking to overturn the permanent injunction while the EIS is being conducted. FGI’s appeal seeks to correct the legal standards applied as the basis for the injunction, but does not challenge the Court’s order to complete the EIS. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study. Although the Company believes the outcome of the environmental study will be favorable, which could allow for the reintroduction of the product into the market by 2010, there are approximately $20.8 million of purchase commitments with seed producers over the next two years and $15.6 million of inventory as of June 30, 2008, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21 million in response costs at the Site through October 31, 2007. The EPA is seeking reimbursement of these costs, on a joint and several basis, from the Company and other potentially responsible parties. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. Pending a document review, the Company is not aware of the exact nature or extent of contaminants the EPA claims continue to exist at the Site that require remediation. The Company believes it will have multiple defenses available that will mitigate its liability. In addition, the Company is currently analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure, if any. As of June 30, 2008, based on the most recent facts and circumstances available to us, we recorded a $7.5 million charge for an environmental reserve.

     On March 31, 2008, MoArk, LLC received a subpoena from the U.S. Department of Justice through the U.S. Attorney for the Eastern District of Pennsylvania, to provide certain documents for the period of January 1, 2002 to March 27, 2008, related to the pricing, marketing and sales activities within its former egg products business. Moark divested its northeastern liquid and egg products business in 2004, and the remainder of its liquid and egg products business in 2006. Moark has furnished documents required by the subpoena and is cooperating with the government’s request. We cannot predict what, if any, impact this inquiry and any results from such inquiry could have on our future results of operations.
Item 1A. Risk Factors
Set forth below is a summary of the material risk factors for Land O’Lakes:
•	COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

•	OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR MARGINS, PARTICULARLY THOSE RELATED TO OUR SALES OF ROUNDUP® READY ALFALFA.

•	THE GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED SALES AND MARGINS AND COULD CONTINUE TO NEGATIVELY IMPACT OUR SALES AND MARGINS.

•	CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR DAIRY FOODS REVENUES AND CASH FLOWS.

•	OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER CONDITIONS.

•	INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILTIY.

•	OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

•	CHANGES IN THE MARKET PRICES OF THE COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR MARGINS TO DECLINE AND REDUCE THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES.

•	WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

•	CERTAIN OF OUR BUSINESS MAY BE ADVERSELY AFFECTED BY OUR DEPENDENCE UPON OUR SUPPLIERS.

•	THE MANNER IN WHICH WE PAY FOR CERTAIN OF OUR INPUTS AND OTHER PRODUCTS THAT WE DISTRIBUTE EXPOSES US TO SUPPLIER-SPECIFIC RISK.

•	INCREASED FINANCIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT FACILITIES AND TO OPERATE OUR BUSINESSES.

•	SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

•	IF CREDITORS OF OUR SUBSIDIARIES AND JOINT VENTURES MAKE CLAIMS WITH RESPECT TO THE ASSETS AND EARNINGS OF THESE COMPANIES, SUFFICIENT FUNDS MAY NOT BE AVAILABLE TO REPAY OUR INDEBTEDNESS AND WE MAY NOT RECEIVE THE CASH WE EXPECT FROM INTERCOMPANY TRANSFERS.

•	THE COLLATERAL PLEDGED IN SUPPORT OF OUR DEBT OBLIGATIONS MAY NOT BE VALUABLE ENOUGH TO SATISFY ALL THE BORROWINGS SECURED BY THE COLLATERAL.

•	A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.

•	OUR LIMITED ACCESS TO EQUITY MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL.

•	INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

•	OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

•	PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

•	WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS AND REGULATIONS APPLICABLE TO OUR OPERATIONS.

•	STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

•	THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.
Item 5. Other Information
Item 6. Exhibits
     (a) Exhibits

EXHIBIT	DESCRIPTION

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed electronically herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 18th day of August, 2008.

LAND O’LAKES, INC.
By	/s/ Daniel Knutson
Daniel E. Knutson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)