Form 10-Q
period 2008-09-30
LAND O LAKES INC
filed 2009-02-24
CIK 1032562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to                 .
Commission file number 333-84486
Land O’Lakes, Inc.
(Exact name of Registrant as Specified in Its Charter)

Minnesota	41-0365145
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4001 Lexington Avenue North Arden Hills, Minnesota (Address of Principal Executive Offices)	55112 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Land O’Lakes, Inc. is a cooperative. Our voting and non-voting common equity can only be held by our members. No public market for voting and non-voting common equity of Land O’Lakes, Inc. is established and it is unlikely, in the foreseeable future that a public market for our voting and non-voting common equity will develop. The number of shares of the registrant’s common stock outstanding as of October 31, 2008: 896 shares of Class A common stock, 3,856 shares of Class B common stock, 159 shares of Class C common stock, and 1,014 shares of Class D common stock.
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

Part I. Financial Information
Item 1. Financial Statements
LAND O’LAKES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	($ in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$28,835	$116,839
Receivables, net	1,420,907	1,006,931
Inventories	1,089,884	964,515
Prepaid assets	39,632	857,257
Other current assets	120,780	76,357

Total current assets	2,700,038	3,021,899

Investments	329,910	304,013
Property, plant and equipment, net	629,799	565,293
Goodwill, net	279,545	280,942
Other intangibles, net	122,382	125,004
Other assets	140,506	122,044

Total assets	$4,202,180	$4,419,195

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$531,225	$132,170
Current portion of long-term debt	2,371	3,082
Accounts payable	1,170,877	1,150,353
Customer advances	11,397	926,240
Accrued liabilities	494,358	341,421
Patronage refunds and other member equities payable	46,170	28,065

Total current liabilities	2,256,398	2,581,331

Long-term debt	576,909	586,909
Employee benefits and other liabilities	255,588	230,444
Minority interests	18,497	6,175
Commitments and contingencies

Equities:
Capital stock	1,644	1,701
Member equities	959,778	937,126
Accumulated other comprehensive loss	(61,052)	(61,931)
Retained earnings	194,418	137,440

Total equities	1,094,788	1,014,336

Total liabilities and equities	$4,202,180	$4,419,195

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	($ in thousands)
Net sales	$2,783,930	$2,134,573	$9,368,794	$6,338,872
Cost of sales	2,547,330	1,974,229	8,569,999	5,771,562

Gross profit	236,600	160,344	798,795	567,310

Selling, general and administrative	204,642	159,187	562,330	449,040
Restructuring and impairment	—	32	41	1,721
Gain on insurance settlement	(4,032)	—	(4,032)	(5,941)

Earnings from operations	35,990	1,125	240,456	122,490

Interest expense, net	15,369	10,339	48,091	34,059
Other (income) expense, net	—	(9,383)	12	(37,679)
Equity in earnings of affiliated companies	(13,541)	(10,317)	(38,099)	(31,313)
Minority interest in earnings of subsidiaries	3,870	286	15,553	872

Earnings before income taxes	30,292	10,200	214,899	156,551
Income tax expense	1,730	7,111	22,269	21,334

Net earnings	$28,562	$3,089	$192,630	$135,217

Applied to:
Member equities
Allocated patronage	$5,698	$(2,069)	$133,835	$98,792
Deferred equities	(1,893)	(206)	679	4,678

	3,805	(2,275)	134,514	103,470
Retained earnings	24,757	5,364	58,116	31,747

	$28,562	$3,089	$192,630	$135,217

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
		(Restated)
	($ in thousands)
Cash flows from operating activities:
Net earnings	$192,630	$135,217
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	67,776	62,579
Amortization of deferred financing costs	3,413	2,272
Bad debt expense	5,731	2,513
Proceeds from patronage revolvement received	1,777	3,133
Non-cash patronage income	(4,177)	(1,462)
Insurance recovery – business interruption	—	4,551
Deferred income tax benefit	(20,707)	(31,139)
Increase in other assets	(2,269)	(2,057)
Increase (decrease) in other liabilities	21,399	(715)
Restructuring and impairment	41	1,721
Gain on divestiture of businesses	—	(28,474)
Loss (gain) on sale of investments	12	(9,205)
Gain on insurance settlement	(4,032)	(5,941)
Equity in earnings of affiliated companies	(38,099)	(31,313)
Dividends from investments in affiliated companies	32,652	27,020
Minority interests	15,553	872
Other	(2,698)	(218)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(412,580)	(185,542)
Inventories	(102,923)	(150,118)
Prepaid assets and other current assets	810,792	305,855
Accounts payable	15,011	210,550
Customer advances	(933,016)	(410,611)
Accrued liabilities	154,816	67,850

Net cash used by operating activities	(198,898)	(32,662)
Cash flows from investing activities:
Additions to property, plant and equipment	(120,533)	(62,309)
Acquisitions, net of cash acquired	(9,040)	(2,930)
Investments in affiliates	(50,860)	(216,555)
Distributions from investments in affiliated companies	8,824	—
Net settlement on repositioning investment in joint venture	—	(133,539)
Net proceeds from divestiture of businesses	—	212,101
Proceeds from sale of investments	49	475
Proceeds from sale of property, plant and equipment	5,581	5,068
Insurance proceeds for replacement assets	5,321	8,635
Change in notes receivable	(11,606)	(18,193)
Other	3,049	(606)

Net cash used by investing activities	(169,215)	(207,853)
Cash flows from financing activities:
Increase in short-term debt	388,685	282,634
Proceeds from issuance of long-term debt	496	5,500
Principal payments on long-term debt	(14,138)	(36,856)
Payments for redemption of member equities	(94,896)	(36,213)
Other	(38)	(156)

Net cash provided by financing activities	280,109	214,909

Net decrease in cash and cash equivalents	(88,004)	(25,606)
Cash and cash equivalents at beginning of the period	116,839	79,707

Cash and cash equivalents at end of the period	$28,835	$54,101

Supplementary Disclosure of Cash Flow Information
Cash paid during periods for:
Interest	$46,812	$39,538
Income taxes	57,541	48,294
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
     Subsequent to the filing of the second quarter 2008 Form 10-Q, the Company became aware of previously undetected errors to the consolidated financial statements related to the first and second quarters of 2008. The Company’s management assessed the materiality of the errors in relation to prior quarters to be immaterial and therefore corrected the errors within the September 30, 2008 consolidated financial statements. The effect of correcting these errors within the September 30, 2008 consolidated financial statements resulted in a decrease to third quarter earnings before income taxes of $6.5 million.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS 157, which did not have a material impact on the consolidated financial statements. Additionally, in February 2008, the FASB issued FASB Staff Positions (FSP) Financial Accounting Standard 157-1 (“FSP 157-1”) and 157-2 (“FSP 157-2”). FSP 157-1 removes leasing from the scope of SFAS 157, and FSP 157-2 delays the effective date of SFAS 157 from January 1, 2008 to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect these statements to have a material impact on its consolidated financial statements. See Note 10 for further information.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. This pronouncement was adopted effective December 31, 2007. The measurement date aspect of the pronouncement is effective for fiscal years ending after December 15, 2008 and the Company adopted that provision of SFAS 158 effective December 31, 2008.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement provides companies an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 became effective January 1, 2008 and the Company has elected not to measure any financial instruments or certain other items at fair value.
     In April 2007, the FASB issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”). FIN 39-1 permits companies that enter into master netting arrangements to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral. The Company has master netting arrangements for its exchange traded futures and options contracts. When the Company enters into a futures or options contract, an initial margin deposit may be required by the broker. The amount of the margin deposit varies by commodity. If the market price of a futures or options contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. Upon adoption of FIN 39-1 on January 1, 2008, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements with the right to reclaim cash collateral or obligation to return cash collateral. The adoption of FIN 39-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The statement applies to all business combinations, including combinations among mutual enterprises. SFAS 141(R) requires all business combinations to be accounted for by applying the acquisition method and is effective for periods beginning on or after December 15, 2008, with early adoption prohibited. The Company will adopt SFAS 141(R) prospectively for all business combinations where the acquisition date is on or after January 1, 2009 and will cease amortizing goodwill created as a result of business combinations between mutual enterprises.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment to ARB No. 51” (“SFAS 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires the reclassification of noncontrolling interests, also referred to as minority interest, to the equity section of the consolidated balance sheet presented upon adoption. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 160 as of January 1, 2009 and does not expect this statement to have a material impact on its consolidated financial statements.
     In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. EITF 07-1 shall be applied using a modified version of retrospective transition for those arrangements in place at the effective date. The Company will adopt EITF 07-1 as of January 1, 2009, and does not expect this statement to have a material impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS 161”), which expands quarterly and annual FASB 133 disclosure requirements regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161 as of January 1, 2009 and does not expect this statement to have a material impact on its consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will adopt FSP 142-3 as of January 1, 2009, and does not expect it to have a material impact on its consolidated financial statements.
     In October 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  The objective of this issue is to clarify how to account for certain transactions involving equity method investments, including how the initial carrying value of an equity method investment should be determined.  EITF 08-6 is effective as of January 1, 2009, and the Company does not expect this statement to have a material impact on its consolidated financial statements.
     In December 2008, the FASB issued FASB Staff Position No. 132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132 (R)-1”), and requires that an employer disclose the following information about the fair value of plan assets: 1) how investment allocation decisions are made, including the factors that are pertinent to understanding investment policies and strategies; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. This FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The adoption of this FSP in 2009 will increase the disclosures within the Company’s consolidated financial statements related to the assets of its defined benefit pension and other postretirement benefit plans.
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
2. Adjustment and Restatement of Prior Years’ Consolidated Financial Statements
MoArk, LLC Adjustment of Financial Results
     On August 8, 2008, the Company determined that its Annual Report on Form 10-K for the year ended December 31, 2007, contained an error. The error related to a material error in the consolidated financial statements of MoArk, LLC (“MoArk”), a wholly owned consolidated subsidiary of the Company, which were included in the Company’s Form 10-K. MoArk’s accounting treatment applied to a real estate transaction during the 2005 fiscal year resulted in overstated net earnings of $3.9 million. The Company’s Audit Committee and its management discussed and consulted with KPMG LLP (“KPMG”), the Company’s and MoArk’s registered independent public accounting firm, with respect to this matter. MoArk’s management also discussed this matter with its predecessor independent public accounting firm, Moore Stephens Frost (“MSF”), since MSF provided the auditors’ report on MoArk’s 2005 audited consolidated financial statements referenced by KPMG in KPMG’s auditors’ report on the Company’s 2005 consolidated financial statements. MSF has not issued an auditors’ report on MoArk’s restated 2005 financial statements. Accordingly, KPMG withdrew its auditors’ report on the Company’s 2005 to 2007 consolidated financial statements since KPMG was no longer able to reference MSF’s auditors’ report on MoArk’s audited financial statements. As a result of these actions, the Company’s Audit Committee concluded that the Company’s 2007 Form 10-K should not be relied on. The Audit Committee also concluded that, despite the material error contained in MoArk’s 2005 financial statements, the Company’s 2005 consolidated financial statements and its consolidated financial statements for periods thereafter would not be materially impacted by the accounting error, nor would there be any impact on the Company’s or MoArk’s cash flows.
     On November 10, 2008, KPMG informed the Company that it was unable to complete its audit of MoArk’s stand-alone financial statements for the 2005 to 2007 periods. KPMG noted that MoArk’s books and records were incomplete, primarily with respect to the original capital contributions made during the formation of MoArk and subsequent purchase price allocations related to the acquisitions completed by MoArk and its subsidiaries during the fiscal years 2000 to 2002. Without adequate books and records, KPMG informed the Company that it was unable to perform adequate audit procedures related to certain of MoArk’s transactions in accounts, including, but not limited to, goodwill and working capital balances.
     To rectify the situation, MoArk and the Company worked to reconstruct MoArk’s 2000 through 2002 financial statements and to properly account for the original capital contributions and for the acquisitions noted above. MoArk and the Company’s management have undertaken a valuation of certain long-lived assets and liabilities with respect to the original capital contributions and subsequent acquisitions made by MoArk from 2000 to 2002, when MoArk was a non-consolidated joint venture. Additionally, management determined the fair value of the Company’s acquisition of the remaining 42.5% of MoArk in January 2006, which subsequently affected amounts recorded for MoArk’s divestiture of its egg products business in June 2006 and MoArk’s impairment of its shell egg business in the second half of 2006. As a result of these efforts, the Company has corrected these fair value purchase price allocations, the gain on sale of its liquid egg operations, and shell egg impairment in its consolidated financial statements from fiscal year 2000 and forward. In preparing these fair value estimates, the Company’s management, among other things, consulted an independent advisor. The Company also recorded the 2005 real estate transaction in accordance with Statement of Financial Accounting Standard No. 98 “Accounting for Leases” by treating the proceeds received as a financing transaction. Although the consolidated financial statements for quarterly periods ended September 30, 2007, June 30, 2007 and March 31, 2007, and for the annual period ended December 31, 2007 were not considered materially misstated due to the MoArk errors, the financial results for the year ending December 31, 2006 was deemed materially misstated. Accordingly, the consolidated financial statements for the year ended December 31, 2006 have been restated. As a result of correcting these errors, the Company was required to record an additional $15.7 million goodwill impairment charge, net of income taxes, for the year ending December 31, 2006. A $17.8 million cumulative adjustment to reduce retained earnings at December 31, 2007 has been recorded in the consolidated balance sheet contained herein to reflect the aggregate impact of the corrections to retained earnings for the years 2000 through 2007. As a result of the goodwill impairment in the second half of 2006 and fair value adjustments for purchase accounting in the periods from 2000 through 2006, MoArk’s remaining goodwill, which is reflected in the Company’s Layers segment, decreased $37.3 million to $21.0 million as of December 31, 2007.

     The impact to the consolidated statements of operations for the three and nine months ended September 30, 2007 as a result of the MoArk corrections was a $2.2 million reduction to net earnings. The decrease was primarily due to additional depreciation, amortization and interest expense from the purchase price allocations in the periods from 2000 through 2006. The impact to the consolidated balance sheet as of December 31, 2007 was primarily a reduction to goodwill of $37.3 million, a reduction to total assets of $12.6 million, and a reduction to total equities of $17.8 million. These adjustments reflect fair value purchase price adjustments, the additional shell egg impairment, and the correction of the real estate accounting error discussed above. There was no impact to the Company’s total operating, investing or financing cash flows as a result of correcting for the MoArk errors, although individual captions within operating activities were corrected.
     In addition, in this Form 10-Q, certain reclassifications have been made to the 2007 consolidated financial statements to conform to the 2008 presentation. Specifically, liabilities for deferred compensation plans of $21.3 million and $2.1 million have been reclassified from long-term debt and current portion of long-term debt to employee benefits and other liabilities and accrued liabilities, respectively. The Company has reflected these changes in the December 31, 2007 consolidated balance sheet and the nine month period ended September 30, 2007 consolidated statement of cash flows. These reclassifications had no effect on the total assets, total liabilities or total equities in the December 31, 2007 consolidated balance sheet. Also, a $2.1 million change in deferred compensation balances has been reclassified from financing activities to operating activities in the 2007 consolidated statement of cash flows. These reclassifications had no effect on previously reported gross profit or net earnings.
     The MoArk adjustments and the reclassification of the deferred compensation plan balances as described above have been reflected in the December 31, 2007 consolidated balance sheet as follows:

	Previously
	Reported	Effect of	Adjusted
	2007	Adjustment	2007

Total current assets	$3,020,272	$1,627	$3,021,899
Investments	303,978	35	304,013
Property, plant and equipment, net	551,752	13,541	565,293
Goodwill, net	318,224	(37,282)	280,942
Other intangibles, net	119,167	5,837	125,004
Other assets	118,438	3,606	122,044
Total assets	4,431,831	(12,636)	4,419,195
Total current liabilities	2,579,486	1,845	2,581,331
Long-term debt	611,602	(24,693)	586,909
Employee benefits and other liabilities	202,400	28,044	230,444
Retained earnings	155,272	(17,832)	137,440
Total equities	1,032,168	(17,832)	1,014,336
Total liabilities and equities	4,431,831	(12,636)	4,419,195

Agriliance Restatement of Financial Results
     In March 2008, the Company became aware of previously undetected misstatements within the financial statements of Agriliance LLC (“Agriliance”), a 50%-owned joint venture. The Company accounts for its investment in Agriliance under the equity method of accounting. For Agriliance’s years ended August 31, 2003 through 2007, Agriliance misapplied Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Agriliance estimated vendor rebates earned for certain vendor programs based on, among other things, long-term agreements, prior historical rebate amounts and current negotiations with vendors, and then recorded the rebates throughout the program year as product was purchased and/or sold. Certain of these arrangements with vendors were not executed until various times during the vendor’s crop year program. In accordance with EITF 02-16, rebates are to be recorded as earned when evidence of a binding arrangement exists (which in most cases is either a signed agreement between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received.
     Agriliance restated its financial statements for the periods in which the misstatements occurred. Although Land O’Lakes consolidated annual financial statements for the periods ended December 31, 2007, 2006 and 2005 were not considered materially misstated during the periods in which the misstatements occurred, the Company’s quarterly financial results for the periods ending March 31, June 30, and September 30, 2007 and 2006, were deemed materially misstated. The Company has restated its quarterly operating results with respect to the misstatements for the three months ended March 31, 2007 in its Form 10-Q for the period ended March 31, 2008, has restated its quarterly operating results with respect to the misstatements for the three and six months ended June 30, 2007 in its Form 10-Q for the period ended June 30, 2008 and has restated its quarterly operating results with respect to the misstatements for the three and nine months ended September 30, 2007 in this Form 10-Q. The effect of the restatement is to adjust vendor rebates recognized through cost of sales for the Company’s crop protection products business and also to recognize its share of vendor rebate adjustments for its 50% ownership interest in Agriliance, which is reflected through equity in earnings of affiliated companies.

Immaterial adjustments to the Company’s annual consolidated financial statements related to recording its share of Agriliance’s misstatements were presented in the Company’s Form 10-K for the year ended December 31, 2007. The misstatements had no impact on the Company’s cash flows.
     The effects of the adjustments and restatement on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2007 are as follows:

	For the three months ended September 30,
	Previously	Effect of	Effect of
	Reported	MoArk	Agriliance	Restated
	2007	Adjustments	Restatement	2007
Cost of sales	$1,967,905	$1,944	$4,380	$1,974,229
Gross profit	166,668	(1,944)	(4,380)	160,344
Selling, general and administrative	158,194	993	—	159,187
Earnings from operations	8,442	(2,937)	(4,380)	1,125
Interest expense, net	9,794	545	—	10,339
Equity in losses (earnings) of affiliated companies	7,075	—	(17,392)	(10,317)
Earnings before income taxes	670	(3,482)	13,012	10,200
Income tax expense	3,466	(1,332)	4,977	7,111
Net (loss) earnings	(2,796)	(2,150)	8,035	3,089

	For the nine months ended September 30,
	Previously	Effect of	Effect of
	Reported	MoArk	Agriliance	Restated
	2007	Adjustments	Restatement	2007
Cost of sales	$5,765,238	$1,944	$4,380	$5,771,562
Gross profit	573,634	(1,944)	(4,380)	567,310
Selling, general and administrative	448,047	993	—	449,040
Earnings from operations	129,807	(2,937)	(4,380)	122,490
Interest expense, net	33,514	545	—	34,059
Equity in losses (earnings) of affiliated companies	(58,044)	—	26,731	(31,313)
Earnings before income taxes	191,144	(3,482)	(31,111)	156,551
Income tax expense	34,566	(1,332)	(11,900)	21,334
Net (loss) earnings	156,578	(2,150)	(19,211)	135,217
     The effects of the adjustments and restatement on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2007 are as follows:

	For the nine months ended September 30
	Previously	Effect of	Effect of
	Reported	MoArk	Agriliance	Restated
	2007	Adjustments	Restatement	2007
Net earnings	$156,578	$(2,150)	$(19,211)	$135,217
Depreciation and amortization	61,514	1,065	—	62,579
Amortization of deferred financing costs	1,727	545	—	2,272
Bad debt expense	2,334	179	—	2,513
Deferred income tax benefit	(17,907)	(1,332)	(11,900)	(31,139)
Equity in earnings of affiliated companies	(58,044)	—	26,731	(31,313)
Change in receivables	(190,021)	99	4,380	(185,542)
Change in prepaid assets and other current assets	305,287	568	—	305,855
Change in accrued expenses	66,824	1,026	—	67,850

3. Receivables
     A summary of receivables is as follows:

	September 30,	December 31,
	2008	2007
Trade accounts	$954,737	$834,070
Notes and contracts	99,049	92,207
Vendor rebates	284,489	26,050
Other	105,039	68,729

	1,443,314	1,021,056
Less allowance for doubtful accounts	(22,407)	(14,125)

Total receivables, net	$1,420,907	$1,006,931

     A substantial portion of the Company’s receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.
     The Company operates a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers. These loans, which relate primarily to dairy, swine, cattle and other livestock production and are secured by real estate, equipment and livestock, are presented as notes and contracts for the current portion and as other assets for the non-current portion. Total notes and contracts were $139.2 million at September 30, 2008 and $126.2 million at December 31, 2007 of which $82.1 million and $75.4 million, respectively, was the current portion included in the table above.
     Vendor rebate receivables are primarily generated from purchases of seed and chemical.  Rebate receivables can vary significantly quarter over quarter due to the timing of recording estimated rebates in accordance with EITF 02-16 and the timing of cash receipts.
4. Inventories
     A summary of inventories is as follows:

	September 30,	December 31,
	2008	2007
Raw materials	$224,518	$190,586
Work in process	2,542	5,058
Finished goods	862,824	768,871

Total inventories	$1,089,884	$964,515

5. Investments
     A summary of investments is as follows:

	September 30,	December 31,
	2008	2007
Agriliance LLC	$186,870	$150,945
Ag Processing Inc.	35,391	32,832
Advanced Food Products, LLC	32,571	34,287
Delta Egg Farm, LLC	10,757	7,614
Universal Cooperatives, Inc.	7,908	7,802
Melrose Dairy Proteins, LLC	7,538	3,856
CoBank, ACB	4,892	4,396
Prairie Farms Dairy, Inc.	3,571	3,518
Agronomy Company of Canada Ltd.	—	21,909
Other – principally cooperatives and joint ventures	40,412	36,854

Total investments	$329,910	$304,013

     During the nine months ended September 30, 2008, the Company reclassified its Agronomy Company of Canada Ltd. investment to assets held for sale presented as other current assets in the consolidated balance sheet. See Note 19 for further information.

     As of September 30, 2008, the Company had a 50-percent voting interest in numerous joint ventures, including Agriliance LLC. Summarized financial information for Agriliance LLC as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 is as follows:

	For the three months ended	For the three months ended
	September 30,	September 30,
	2008	2007
Net sales	$189,406	$586,539
Gross profit	46,715	111,969
Net earnings	14,774	6,357

	For the nine months ended	For the nine months ended
	September 30,	September 30,
	2008	2007
Net sales	$845,755	$3,234,554
Gross profit	131,724	330,271
Net earnings	22,466	41,710

	September 30,	December 31,
	2008	2007
Current assets	$474,505	$696,332
Non-current assets	21,741	66,099
Current liabilities	110,113	426,674
Non-current liabilities	12,367	33,867
Total equity	373,766	301,890
     For the nine months ended September 30, 2008, the Company and joint venture partner, CHS Inc. (“CHS”), each contributed $50.0 million to Agriliance LLC (“Agriliance”) for purposes of funding seasonal working capital requirements, since Agriliance’s credit facilities have been retired. In addition, Agriliance distributed $16.6 million of net assets to the Company and CHS, which consisted of partial interests in four joint ventures. The Company then purchased the net assets distributed to CHS for $8.3 million. See Note 16 for further information.
     For the three and nine months ended September 30, 2008, the Company received a $20.0 million dividend distribution from Agriliance and for the nine months ended September 30, 2007, the Company received a $19.6 million dividend distribution from Agriliance.
     For the three and nine months ended September 30, 2007, Agriliance recorded a $20.0 million impairment charge for the write-down of certain retail distribution assets to their estimated fair values.
6. Goodwill and Other Intangible Assets
Goodwill
     The carrying amount of goodwill by segment is as follows:

	September 30,	December 31,
	2008	2007
Feed	$127,109	$127,404
Dairy Foods	68,757	69,451
Layers	20,685	20,998
Agronomy	52,303	52,371
Seed	10,691	10,718

Total goodwill	$279,545	$280,942

     The decrease in goodwill was primarily due to the effect of $5.9 million of goodwill amortization for the nine months ended September 30, 2008, associated with business combinations between mutual enterprises partially offset by $4.8 million of additional goodwill arising from final tax related purchase price allocations in 2008 related to the Agronomy repositioning which occurred in September of 2007. Amortization expense related to goodwill for the next five years is expected to be zero subsequent to the adoption of SFAS 141(R) on January 1, 2009. See Note 1 for further discussion.
     In 2008, the Company changed the timing of its annual goodwill impairment testing from November 30th to October 1st. This accounting change is preferable as this date provides additional time prior to the Company’s December 31st year end to complete the impairment testing and report the results of those tests as part of the annual financial reporting to member shareholders and other investors.

Other Intangible Assets
     A summary of other intangible assets is as follows:

	September 30,	December 31,
	2008	2007
Amortized other intangible assets:
Patents, less accumulated amortization of $8,124 and $7,250, respectively	$8,587	$9,461
Trademarks, less accumulated amortization of $2,495 and $1,976, respectively	5,119	5,639
Dealer networks and customer relationships, less accumulated amortization of $3,427 and $1,628, respectively	51,094	51,822
Other intangible assets, less accumulated amortization of $4,090 and $4,863, respectively	5,957	6,457

Total amortized other intangible assets	70,757	73,379
Total non-amortized other intangible assets — trademarks and license agreements	51,625	51,625

Total other intangible assets	$122,382	$125,004

     Amortization expense for the three months ended September 30, 2008 and 2007 was $1.6 million and $1.4 million, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was $4.0 million and $3.2 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $5.2 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 19 years. Non-amortized other intangible assets relate to Feed and the majority of the amortized other intangible assets relate to Feed, Layers and Agronomy.
7. Accrued Liabilities
     A summary of accrued liabilities is as follows:

	September 30,	December 31,
	2008	2007
Employee compensation and benefits	$142,761	$116,249
Marketing programs and consumer incentives	153,554	63,157
Unrealized hedging losses and deferred option premiums received	68,874	31,679
Other	129,169	130,336

Total accrued liabilities	$494,358	$341,421

     Other accrued liabilities primarily include accrued taxes, interest, insurance and environmental liabilities.
8. Debt Obligations
Notes and Short-term Obligations
     The Company had notes and short-term obligations at September 30, 2008 and December 31, 2007 of $531.2 million and $132.2 million, respectively. The Company maintains credit facilities to finance its short-term borrowing needs, including a revolving credit facility and a receivables securitization facility.
     The Company’s $225 million, five-year revolving credit facility matures in 2011. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of September 2008, the LIBOR margin for the revolving credit facility was 87.5 basis points and the spread for the Alternative Base Rate was 20 basis points. LIBOR may be set for one, two, three or six month periods at the election of the Company. At September 30, 2008, $15.0 million was outstanding on the revolving credit facility and $176.6 million was available after giving effect to $33.3 million of outstanding letters of credit, which reduce availability.
     The Company’s $400 million accounts receivable securitization facility matures in 2011. The Company and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (the “SPE”). The SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. Borrowings under the receivables securitization facility bear interest at LIBOR plus 87.5 basis points. At September 30, 2008 and December 31, 2007, the SPE’s receivables were $773.6 million and $732.0 million, respectively. At September 30, 2008 and December 31, 2007, outstanding balances under the facility, recorded as notes and short-term obligations, were $400.0 million and $70.0 million, respectively, and availability was $0 and $230.0 million, respectively.
     The Company also had $69.6 million as of September 30, 2008, and $61.1 million as of December 31, 2007, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly-owned subsidiary that provides operating loans and facility financing to farmers and livestock producers.

     The Company’s MoArk subsidiary maintains a $40 million revolving credit facility which is subject to a borrowing base limitation and terminates in June 2009. MoArk is currently renegotiating a three-year extension to this facility. The MoArk facility is not guaranteed by the Company, nor is it secured by Company assets. Borrowings outstanding at September 30, 2008 and December 31, 2007 were $0.
     The Company’s Agri-AFC, LLC (“AFC”) subsidiary maintains a $45 million revolving credit facility, which is subject to a borrowing base limitation and terminates in March 2009. Borrowings bear interest at a variable rate of LIBOR plus 250 basis points. At September 30, 2008, the outstanding borrowings were $26.2 million. AFC’s facility is not guaranteed by the Company nor is it secured by Company assets. The revolving credit facility is subject to certain debt covenants, which were all satisfied as of the entity’s year ended July 31, 2008.
     The weighted average interest rate on short-term borrowings and notes outstanding at September 30, 2008 and December 31, 2007 was 3.76% and 5.69%, respectively.
Long-term Debt
     A summary of long-term debt is as follows:

	September 30,	December 31,
	2008	2007
Senior unsecured notes — due 2011 (8.75%)	$192,743	$192,743
Senior secured notes — due 2010 (9.00%)	175,000	175,000
Capital Securities of Trust Subsidiary — due 2028 (7.45%)	190,700	190,700
MoArk LLC debt — due 2009 through 2023 (7.74% weighted average)	15,587	26,490
MoArk LLC capital lease obligations (6.00% to 8.25%)	4,985	6,000
Other debt, including discounts and amortizable terminated swap value	265	(942)

	579,280	589,991
Less current portion	(2,371)	(3,082)

Total long-term debt	$576,909	$586,909

     The Company and MoArk are each subject to certain restrictions and covenant ratio requirements relating to their respective financing arrangements.  As of September 30, 2008, MoArk’s debt covenants were all satisfied. Land O’Lakes debt covenants, which include certain minimum financial ratios, were all satisfied as of September 30, 2008 and December 31, 2007.
9. Other Comprehensive Income
     Comprehensive income was as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2008	2007	2008	2007
Net earnings	$28,562	$3,089	$192,630	$135,217
Unrealized gain (loss) on available-for-sale-investment securities	(39)	283	(214)	283
Foreign currency translation adjustment	(137)	611	(587)	1,853
Other	1,811	(1,055)	1,680	(1,249)

Total comprehensive income	$30,197	$2,928	$193,509	$136,104

10. Fair Value Measurement
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
     A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Fair Value Measurements at September 30, 2008 Using:
			Significant
		Quoted prices	other	Significant
	Total carrying	in active	observable	unobservable
	value at	markets	inputs	inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Foreign currency exchange contract liabilities	$650	$—	$650	$—
Available-for-sale securities	191	191	—	—
Commodity derivative assets	31,125	28,242	2,883	—
Commodity derivative liabilities	50,250	49,813	437	—
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
11. Income Taxes
     The Company derives a majority of its business from members, although it is allowed by the Internal Revenue Code to conduct non-member business. Earnings from member business are deductible from taxable income as a patronage deduction. Earnings from non-member business are taxed as corporate income in the same manner as a typical corporation. The effective tax rate as a result of non-member business activity was 5.7% and 69.7% for the three month periods ended September 30, 2008 and 2007, respectively and 10.4% and 13.6% for the nine month periods ended September 30, 2008 and 2007, respectively. Income tax expense and the overall effective tax rate vary significantly each period based upon profitability and the level of non-member business during each of the comparable periods.
     The Company considers unremitted earnings of certain subsidiaries operating outside the United States to be invested indefinitely. No U.S. income taxes or foreign withholding taxes are provided on such permanently reinvested earnings, in accordance with APB No. 23, “Accounting for Income Taxes – Special Areas.” The Company regularly reviews the status of the accumulated earnings of each of its foreign subsidiaries and reassesses this determination as part of its overall financial plans. Following this assessment, the Company establishes deferred income taxes, net of any foreign tax credits, on any earnings that are determined to no longer be indefinitely invested. As of September 30, 2008, the Company recorded a deferred tax liability of $2.2 million for estimated U.S. income taxes, net of foreign tax credits, for undistributed earnings of foreign subsidiaries that were no longer considered permanently reinvested.

12. Pension and Other Postretirement Plans
     The following table presents the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended September 30:

			Other Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Service cost	$3,810	$3,566	$196	$182
Interest cost	9,678	8,296	1,071	980
Expected return on assets	(11,000)	(9,262)	—	—
Amortization of actuarial loss	1,290	3,238	488	735
Amortization of prior service cost	(132)	(121)	—	—
Amortization of transition obligation	—	—	116	107

Net periodic benefit cost	$3,646	$5,717	$1,871	$2,004

     During the three months ended September 30, 2008, the Company contributed $16.1 million to its defined benefit pension plans and $0.9 million to its other postretirement benefits plans.
     During the nine months ended September 30, 2008, the Company contributed $18.2 million to its defined benefit pension plans and $2.8 million to its other postretirement benefits plans.
     The following table presents the components of net periodic benefit cost for pension benefits and other postretirement benefits for the nine months ended September 30:

			Other Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Service cost	$11,431	$10,699	$589	$547
Interest cost	29,033	24,888	3,212	2,942
Expected return on assets	(32,999)	(27,788)	—	—
Amortization of actuarial loss	3,871	9,709	1,466	2,207
Amortization of prior service cost	(396)	(365)	—	—
Amortization of transition obligation	—	—	348	321

Net periodic benefit cost	$10,940	$17,143	$5,615	$6,017

     The Company expects to contribute approximately $29.6 million to its defined benefit pension plans and $4.4 million to its other postretirement benefits plans for the full year of 2008.
13. Restructuring and Impairment Charges
     A summary of restructuring and impairment charges is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Restructuring charges	$—	$32	$41	$411
Impairment charges	—	—	—	1,310

Total restructuring and impairment charges	$—	$32	$41	$1,721

Restructuring Charges
     During the nine months ended September 30, 2008, the Company recorded restructuring charges of $0.04 million primarily related to a long-term contractual obligation for waste-water treatment with the city of Greenwood, Wisconsin.
     During the three and nine months ended September 30, 2007, the Company recorded restructuring charges of $0.03 million and $0.4 million, respectively, primarily for employee severance due to the announced closure of Feed facilities in Wisconsin and Kansas.
Impairment Charges
     For the nine months ended September 30, 2007, the Company incurred $1.3 million of impairment charges as the book values of certain fixed assets were written down to fair value based on estimated selling prices. Of the $1.3 million of impairment charges incurred for the nine months ended September 30, 2007, Seed incurred a $0.5 million impairment charge relative to structural deterioration of a soybean facility in Vincent, Iowa and a $0.2 million charge for impairment of a software asset. In Feed and Layers, impairment charges of $0.3 million and $0.3 million, respectively, were incurred for the write-down of various manufacturing facilities held for sale.

14. Gain on Insurance Settlement
     In 2007, the Company’s MoArk, LLC (“MoArk”) subsidiary experienced a fire at a facility located in Anderson, Missouri. Damage was extensive and caused operations to cease. Costs of repair or replacement of inventory, property, plant, and equipment were covered under the terms of applicable insurance policies, subject to deductibles. For the three and nine months ended September 30, 2008, MoArk received $3.3 million of total insurance proceeds for the capital asset replacement and the Company recorded a gain on insurance settlement of $2.0 million in Layers. MoArk expects to receive additional insurance proceeds for the replacement of capital assets in 2009.
     Additionally, for the three and nine months ended September 30, 2008, the Company’s MoArk subsidiary received $2.0 million of total insurance proceeds related to the settlement of a fraud loss claim involving a former employee of a previously owned subsidiary during the years 2002 through 2004. The proceeds were recorded as a gain on insurance settlement.
     In December 2005, a feed plant in Statesville, North Carolina was destroyed by fire and was shut down.  The Company resumed production at this facility in May 2007.  The aggregate net book value of the damaged building, equipment and inventory was approximately $3.4 million.  The Company holds insurance coverage for property damage and business interruption, which provides recovery for a significant portion of the loss.  The insured value of the property exceeds its net book value; for the nine months ended September 30, 2007, the Company recorded a gain on insurance settlement of $5.9 million.  For the nine months ended September 30, 2007, the Company received $13.8 million of total proceeds for business interruption and capital asset replacement recoveries. Business interruption recoveries are recorded as a reduction to cost of sales in the Feed segment.  In October 2008, the Company received notification from its insurance carrier that it would receive additional insurance proceeds of approximately $6.7 million, for the replacement of capital assets.
15. Other Income, Net

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Loss (gain) on divestiture	$—	$7	$—	$(28,474)
(Gain) loss on sale of investments	—	(9,390)	12	(9,205)

Total other (income) expense, net	$—	$(9,383)	$12	$(37,679)

     On April 2, 2007, Dairy Foods sold substantially all of the assets related to its Cheese & Protein International subsidiary (“CPI”) for approximately $211.9 million in cash, net of related transaction fees, and recognized a gain on divestiture of $28.5 million for the nine months ended September 30, 2007. The divestiture included $19.8 million of inventory, $149.5 million of property, plant and equipment and $13.4 million of goodwill.
     During the three and nine months ended September 30, 2007, the Company recognized a gain on the sale of investment of $9.4 million related to the repositioning of its investment in Agriliance’s crop nutrients (“CN”) assets. Additionally, during the nine months ended September 30, 2007, the Company recognized a loss on sale of an investment held by the Other segment for $0.2 million.
16. Other Acquisitions
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
17. Commitments and Contingencies
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

Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study. The USDA expects to complete its draft EIS in June of 2009, with a final EIS to be completed by the end of 2009. Although the Company believes the outcome of the environmental study will be favorable, which would allow for the reintroduction of the product into the market by 2010, there are approximately $13.3 million of purchase commitments with seed producers over the next year and $23.1 million of inventory as of September 30, 2008, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. As of September 30, 2008, based on the most recent facts and circumstances available to the Company, an $8.9 million charge was recorded for an environmental reserve in the Company’s Other segment.
     On March 31, 2008, MoArk, LLC received a subpoena from the U.S. Department of Justice (the “Justice Department”) through the U.S. Attorney for the Eastern District of Pennsylvania, to provide certain documents for the period of January 1, 2002 to March 27, 2008, related to the pricing, marketing and sales activities within its former egg products business. On February 19, 2009, the Justice Department notified the Company that it had closed its investigation.
     On October 27, 2008, MoArk and its wholly owned subsidiary, Norco Ranch, Inc. (“Norco”), received Civil Investigative Demands from the Office of the Attorney General of the State of Florida seeking documents and information relating to the production and sale of eggs and egg products. MoArk and Norco are cooperating with the Attorney General’s office. We cannot predict what, if any, impact this inquiry and any results from such inquiry could have on the future financial position or results of operations of Norco, MoArk or the Company.
     Between September 2008 and January 2009, a total of twenty-two related class action lawsuits were filed against a number of producers of eggs and egg products in three different jurisdictions.  The complaints fall into two distinct groups:  those alleging a territorial allocation conspiracy among certain defendants to fix the price of processed “egg products,” such as liquid or dried eggs; and those alleging concerted action by producers of shell eggs to restrict output and thereby increase the price of shell eggs.  The Plaintiffs in these suits seek unspecified damages and injunctive relief on behalf of all purchasers of eggs and egg products, as well as attorneys’ fees and costs, under the United States antitrust laws.  These cases have been consolidated for pretrial proceedings in the District Court for the Eastern District of Pennsylvania.  MoArk has been named as a defendant in twenty-one of the cases. Norco Ranch, Inc., has been named as a defendant in thirteen of the cases.  The Company has been named as a defendant in eight cases. MoArk, Norco and the Company deny the allegations set forth in the complaints. We cannot predict what, if any, impact these lawsuits could have on the future financial position or results of operations of Norco, MoArk or the Company.
     In May 2008, the Company experienced a fire at a Feed facility located in Caldwell, Idaho. Damage was extensive and caused operations to cease. Costs of repair or replacement of inventory, property, plant, and equipment were covered under the terms of applicable insurance policies, subject to deductibles. A receivable of $0.8 million related to the carrying value of the inventory and property, plant and equipment was recorded as of September 30, 2008. The Company expects to receive insurance proceeds in excess of its deductible in 2009.
18. Segment Information
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
     Agronomy consists primarily of the operations of Winfield Solutions, LLC (“Winfield”), a wholly owned subsidiary established in September 2007 upon the distribution from Agriliance of its wholesale crop protection product assets. Winfield operates primarily as a wholesale distributor of crop protection products, including herbicides, pesticides, fungicides and adjuvants. Agronomy also includes the Company’s 50% ownership in Agriliance, which operates retail agronomy distribution businesses and is accounted for under the equity method.
     Layers consists of the Company’s MoArk subsidiary. MoArk produces and markets shell eggs that are sold to retail and wholesale customers for consumer and industrial use, primarily in the United States.
     The Company’s management uses earnings before income taxes to evaluate a segment’s performance. The Company allocates corporate administrative expense, interest expense, and centrally managed expenses, including insurance and employee benefit expense, to all of its business segments, both directly and indirectly. Corporate administrative functions that are able to determine actual services provided to each segment allocate expense on a direct basis. Interest expense is allocated based on working capital usage. All other corporate administrative functions and centrally managed expenses are allocated indirectly based on a predetermined basis, such as a percentage of total invested capital. A majority of corporate administrative expense is allocated directly.
     As discussed in Note 2, the Company adjusted its consolidated statement of operations as of and for the three and nine months ended September 30, 2007 due to certain errors identified at MoArk. The effects of the adjustments on the segment information for the three and nine months ended September 30, 2007 are as follows:

	Layers	Layers
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
Cost of sales – as previously reported	$102,279	$306,687
Adjustment for MoArk	1,944	1,944

Cost of sales – as adjusted	104,223	308,631

Selling, general and administrative – as previously reported	10,009	25,118
Adjustment for MoArk	993	993

Selling, general and administrative – as adjusted	11,002	26,111

Interest expense (income), net – as previously reported	3,497	11,420
Adjustment for MoArk	545	545

Interest expense (income), net – as adjusted	4,042	11,965

Earnings before income taxes – as previously reported	11,427	18,334
Adjustment for MoArk	(3,482)	(3,482)

Earnings before income taxes – as adjusted	7,945	14,852

     As discussed in Note 2, the Company restated its consolidated financial statements as of and for the three and nine months ended September 30, 2007 due to the timing of recognizing equity earnings in Agriliance. The effects of the restatements on the segment information for the three and nine months ended September 30, 2007 are as follows:

	Agronomy	Agronomy
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
Cost of sales – as previously reported	$89,691	$89,689
Adjustment for vendor rebates	4,380	4,380

Cost of sales – as restated	94,071	94,069

Equity in earnings of affiliated companies – as previously reported	11,247	(50,588)
Adjustment for vendor rebates	(17,392)	26,731

Equity in earnings of affiliated companies – as restated	(6,145)	(23,857)

Earnings before income taxes — as previously reported	(6,175)	49,114
Adjustment for vendor rebates	13,012	(31,111)

Earnings before income taxes — as restated	6,837	18,003

						Other/
	Dairy Foods	Feed	Seed	Agronomy*	Layers	Eliminations	Consolidated
For the three months ended September 30, 2008:
Net sales (1)	$984,888	$990,757	$45,014	$642,168	$135,470	$(14,367)	$2,783,930
Cost of sales (2)	953,080	947,907	37,627	486,925	132,696	(10,905)	2,547,330
Selling, general and administrative	52,057	69,483	18,641	46,943	14,339	3,179	204,642
Gain on insurance settlement	—	—	—	—	(4,032)	—	(4,032)
Interest expense (income), net	4,519	9,296	(3,944)	2,318	4,481	(1,301)	15,369
Equity in loss (earnings) of affiliated companies	656	(878)	—	(11,602)	(1,717)	—	(13,541)
Minority interest in earnings of subsidiaries	—	324	—	3,546	—	—	3,870

Earnings (loss) before income taxes	$(25,424)	$(35,375)	$(7,310)	$114,038	$(10,297)	$(5,340)	$30,292

For the three months ended September 30, 2007:
Net sales (1)	$1,121,337	$722,819	$80,136	$94,036	$123,614	$(7,369)	$2,134,573
Cost of sales (2)	1,062,331	653,875	65,488	94,071	104,223	(5,759)	1,974,229
Selling, general and administrative	51,883	66,247	19,166	9,576	11,002	1,313	159,187
Restructuring and impairment charges	32	—	—	—	—	—	32
Interest expense (income), net	6,305	6,392	(3,956)	(913)	4,042	(1,531)	10,339
Other expense (income), net	—	7	—	(9,390)	—	—	(9,383)
Equity in loss (earnings) of affiliated companies	566	(1,144)	4	(6,145)	(3,598)	—	(10,317)
Minority interest in earnings of subsidiaries	—	286	—	—	—	—	286

Earnings (loss) before income taxes	$220	$(2,844)	$(566)	$6,837	$7,945	$(1,392)	$10,200

For the nine months ended September 30, 2008:
Net sales (1)	$3,070,416	$2,858,333	$920,207	$2,123,009	$455,208	$(58,379)	$9,368,794
Cost of sales (2)	2,906,720	2,639,800	817,433	1,863,880	395,756	(53,590)	8,569,999
Selling, general and administrative	143,891	201,947	61,749	104,549	36,255	13,939	562,330
Restructuring and impairment charges	41	—	—	—	—	—	41
Gain on insurance settlement	—	—	—	—	(4,032)	—	(4,032)
Interest expense (income), net	10,321	23,040	(5,201)	13,400	10,433	(3,902)	48,091
Other expense, net	—	12	—	—	—	—	12
Equity in earnings of affiliated companies	(4,801)	(1,785)	(1,252)	(14,020)	(16,241)	—	(38,099)
Minority interest in earnings of subsidiaries	—	646	—	14,907	—	—	15,553

Earnings (loss) before income taxes	$14,244	$(5,327)	$47,478	$140,293	$33,037	$(14,826)	$214,899

For the nine months ended September 30, 2007:
Net sales (1)	$2,994,676	$2,175,933	$739,526	$94,036	$354,556	$(19,855)	$6,338,872
Cost of sales (2)	2,774,392	1,970,474	640,797	94,069	308,631	(16,801)	5,771,562
Selling, general and administrative	149,563	189,706	59,020	21,188	26,111	3,452	449,040
Restructuring and impairment charges	141	595	688	—	297	—	1,721
Gain on insurance settlement	—	(5,941)	—	—	—	—	(5,941)
Interest expense (income), net	17,388	19,568	(4,640)	(5,977)	11,965	(4,245)	34,059
Other (income) expense, net	(28,481)	7	—	(9,390)	—	185	(37,679)
Equity in loss (earnings) of affiliated companies	1,924	(2,023)	(50)	(23,857)	(7,300)	(7)	(31,313)
Minority interest in earnings of subsidiaries	—	872	—	—	—	—	872

Earnings (loss) before income taxes	$79,749	$2,675	$43,711	$18,003	$14,852	$(2,439)	$156,551

*	Increased Agronomy operations are due to the distribution of the crop protection products business to the Company from Agriliance in September 2007.
(1) Net sales includes intersegment sales of:

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended: September 30, 2008	$1,705	$16,946	$(1,590)	$60	$—	$(17,121)	$—
For the three months ended: September 30, 2007	5,095	6,229	—	21	—	(11,345)	—
For the nine months ended: September 30, 2008	6,128	38,209	11,483	10,955	—	(66,775)	—
For the nine months ended: September 30, 2007	17,804	16,961	—	21	—	(34,786)	—
(2) Cost of sales includes unrealized hedging (gains) losses of:

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended: September 30, 2008	$(354)	$19,407	$10,048	$—	$2,075	$1,184	$32,360
For the three months ended: September 30, 2007	(2,854)	(5,039)	(2,933)	—	(1,133)	390	(11,569)
For the nine months ended: September 30, 2008	(4,611)	25,617	10,393	—	2,695	1,399	35,493
For the nine months ended: September 30, 2007	(1,390)	(762)	(2,527)	—	(1,277)	897	(5,059)
     Unrealized hedging (gains) losses attributable to hedging activities within Agriliance are recognized in equity in earnings (loss) of affiliated companies in the Agronomy segment.

19. Subsequent Events
     On December 31, 2008, the Company received $19.5 million in cash and recognized a $7.5 million gain on the sale of investment in Agronomy Company of Canada Ltd. within Agronomy. The Company’s consolidated balance sheet at December 31, 2008 reflects a $10.8 million receivable, $6.4 million of which was received in cash in January of 2009. The remaining $4.4 million receivable was accrued by the Company in accordance with the sale agreement requirement that a final purchase price true-up, which is based on the audited financial statements as of December 31, 2008, be determined and paid by the end of March 2009.
     In December 2007, based on a deterioration in the financial results of Golden Oval Eggs, LLC (“Golden Oval”), the Company recorded a $22.0 million charge to establish reserves for its entire remaining equity investment and note balances in Golden Oval. The investment and note in Golden Oval were obtained in 2006 as part of the divestiture of MoArk’s liquid egg operations to Golden Oval. In February 2008, the Company and Golden Oval entered into an Amendment to Asset Purchase Agreement that modified certain terms and conditions of the sale, including the cancellation of the principal amount owed under the note and the issuance of a warrant to the Company for the right to purchase 880,492 convertible preferred units. As of the date the warrants were issued, the Company determined that the underlying units had an insignificant fair value.  In December 2008, Golden Oval announced that it entered into an agreement to sell substantially all its assets. The transaction, if consummated, is expected to yield a per unit value between $4.25 per unit to approximately $4.75 per unit, subject to adjustments for applicable expenses and contingencies. As of December 31, 2008, the Company held the warrant for the 880,492 convertible preferred units, which carries a preference upon liquidation of $11.357 per unit, and 697,350 Class A units. The Company has notified Golden Oval that it intends to exercise the warrant prior to Golden Oval’s scheduled asset sale, noted above. The Company has the right, in its sole discretion, to convert to Class A units, any preferred units it receives upon exercise of its warrant. Golden Oval anticipates the sale to occur in 2009 at which time the Company would record any proceeds as a gain on sale of investment.
     In December 2008, the Company experienced a fire at a dairy facility in Tulare, California. The carrying value of the damaged building and supplies inventory was minimal. Costs to repair the damaged property are covered under the terms of applicable insurance policies, subject to deductibles. The Company expects to receive insurance proceeds for reconstruction costs which, when received, a gain on insurance settlement will be recorded.
     In November and December of 2008, the Company made open market purchases and retired a total of $18.7 million of the outstanding 8.75% Senior unsecured notes.
     In December of 2008, the Company made open market purchases and retired $25.3 million of the outstanding 9.00% Senior secured notes.
     On February 18, 2009, the Company, on a precautionary basis, requested waivers from the lenders participating in its five-year revolving credit facility and from the participants in its accounts receivable securitization facility related to possible defaults that may have occurred with respect to such facilities. The possible defaults relate to the accuracy, when delivered, of historical financial statements that were later adjusted or restated. The Company does not believe that any defaults actually occurred. The lenders under both facilities granted the waiver requests as of February 20, 2009.
20. Consolidating Financial Information
     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.
     As discussed in Note 2, the Company adjusted and restated its consolidated financial statements as of and for the three and nine months ended September 30, 2007 due to certain errors identified at MoArk and due to the timing of recognizing vendor rebates in the crop protection products business and in Agriliance, respectively. The adjustments for vendor rebates in the crop protection products business were made to the Company’s Winfield Solutions, LLC (“Winfield”) subsidiary, which is a guarantor of the Company’s financing arrangements. The adjustments for MoArk are recorded within non-guarantor subsidiaries. The adjustments for equity earnings of Agriliance and certain tax adjustments related to Layers have been recorded within the Land O’ Lakes, Inc. Parent Company financial statements.
     In January and February 2008, the Company acquired partial interests in four joint ventures which are part of Winfield, but are non-guarantors of the Company’s financing arrangements. Subsequently, in July 2008, three of the four joint ventures were deconsolidated due to renegotiated operating agreements. Accordingly, one remaining consolidated joint venture’s financial information has been included with the non-guarantor subsidiaries as of and for the three and nine months ended September 30, 2008. The financial information related to the three deconsolidated joint ventures was included in the non-guarantor subsidiaries until the date of deconsolidation, and subsequently have been included as equity method investments in the financial results of Winfield.

     In September 2007, in conjunction with Agriliance’s distribution of crop protection product assets, the Company established Winfield, a wholly owned subsidiary, and consolidated this entity into the Agronomy segment. Winfield is a guarantor of the Company’s financing arrangements. Accordingly, Winfield’s financial information has been included with the consolidated guarantors as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008.
     In August 2007, the Company purchased Gold Medal Seeds LTD (“Gold Medal”), a Canadian business, and consolidated this entity into the Seed segment. As a foreign-based entity, Gold Medal is not a guarantor of the Company’s financing arrangements. Accordingly, Gold Medal’s financial information has been included with the non-guarantor subsidiaries as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and since the date of purchase for the two months ending September 30, 2007.
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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
September 30, 2008

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$2,239	$2,601	$23,995	$—	$28,835
Receivables, net	100,629	805,703	949,898	(435,323)	1,420,907
Intercompany receivables, net	337,202	10,874	—	(348,076)	—
Inventories	445,077	551,007	93,800	—	1,089,884
Prepaid assets	30,755	9,003	(126)	—	39,632
Other current assets	101,634	18,023	1,123	—	120,780

Total current assets	1,017,536	1,397,211	1,068,690	(783,399)	2,700,038

Investments	1,075,801	60,574	16,027	(822,492)	329,910
Property, plant and equipment, net	235,425	285,001	109,373	—	629,799
Goodwill, net	192,177	66,271	21,097	—	279,545
Other intangibles, net	2,270	112,788	7,324	—	122,382
Other assets	41,453	42,577	60,323	(3,847)	140,506

Total assets	$2,564,662	$1,964,422	$1,282,834	$(1,609,738)	$4,202,180

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$35,001	$1,042	$916,799	$(421,617)	$531,225
Current portion of long-term debt	—	50	2,593	(272)	2,371
Accounts payable	437,285	703,756	45,884	(16,048)	1,170,877
Intercompany payables, net	—	340,292	7,784	(348,076)	—
Customer advances	593	8,941	1,863	—	11,397
Accrued liabilities	180,537	285,599	29,727	(1,505)	494,358
Patronage refunds and other member equities payable	46,170	—	—	—	46,170

Total current liabilities	699,586	1,339,680	1,004,650	(787,518)	2,256,398

Long-term debt	557,039	83	19,515	272	576,909
Employee benefits and other liabilities	213,250	28,960	13,378	—	255,588
Minority interests	(1)	6,338	12,160	—	18,497
Commitments and contingencies

Equities:
Capital stock	1,644	—	2,908	(2,908)	1,644
Additional paid-in capital	—	195,359	81,588	(276,947)	—
Member equities	959,778	—	—	—	959,778
Accumulated other comprehensive loss	(61,052)	(106)	167	(61)	(61,052)
Retained earnings	194,418	394,108	148,468	(542,576)	194,418

Total equities	1,094,788	589,361	233,131	(822,492)	1,094,788

Total liabilities and equities	$2,564,662	$1,964,422	$1,282,834	$(1,609,738)	$4,202,180

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2008

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,002,391	$1,546,956	$234,583	$—	$2,783,930
Cost of sales	967,545	1,364,877	214,908	—	2,547,330

Gross profit	34,846	182,079	19,675	—	236,660

Selling, general and administrative	76,873	110,853	16,916	—	204,642
Gain on insurance settlement	—	—	(4,032)	—	(4,032)

(Loss) earnings from operations	(42,027)	71,226	6,791	—	35,990

Interest expense (income), net	21,628	(2,520)	(3,739)	—	15,369
Equity in earnings of affiliated companies	(94,946)	(1,159)	(1,717)	84,281	(13,541)
Minority interest in earnings of subsidiaries	—	—	3,870	—	3,870

Earnings before income taxes	31,291	74,905	8,377	(84,281)	30,292
Income tax expense (benefit)	2,729	71	(1,070)	—	1,730

Net earnings	$28,562	$74,834	$9,447	$(84,281)	$28,562

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2008

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$3,896,230	$4,703,485	$769,079	$—	$9,368,794
Cost of sales	3,637,022	4,281,579	651,398	—	8,569,999

Gross profit	259,208	421,906	117,681	—	798,795

Selling, general and administrative	225,915	279,591	56,824	—	562,330
Restructuring and impairment	41	—	—	—	41
Gain on insurance settlement	—	—	(4,032)	—	(4,032)

Earnings from operations	33,252	142,315	64,889	—	240,456

Interest expense (income), net	50,495	3,593	(5,997)	—	48,091
Other expense, net	—	12	—	—	12
Equity in earnings of affiliated companies	(230,312)	(2,140)	(16,241)	210,594	(38,099)
Minority interest in earnings of subsidiaries	—	—	15,553	—	15,553

Earnings before income taxes	213,069	140,850	71,574	(210,594)	214,899
Income tax expense	20,439	44	1,786	—	22,269

Net earnings	$192,630	$140,806	$69,788	$(210,594)	$192,630

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2008

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$192,630	$140,806	$69,788	$(210,594)	$192,630
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	27,944	31,989	7,843	—	67,776
Amortization of deferred financing costs	1,467	—	1,946	—	3,413
Bad debt expense	2,100	2,216	1,415	—	5,731
Proceeds from patronage revolvement received	1,769	8	—	—	1,777
Non-cash patronage income	(622)	(3,555)	—	—	(4,177)
Deferred income tax expense (benefit)	(20,707)	—	—	—	(20,707)
Increase in other assets	(479)	(1,676)	(226)	112	(2,269)
Increase (decrease) in other liabilities	21,349	51	(1)	—	21,399
Restructuring and impairment	41	—	—	—	41
Loss on sale of investments	—	12	—	—	12
Gain on insurance settlement	—	—	(4,032)	—	(4,032)
Equity in earnings of affiliated companies	(230,312)	(2,140)	(16,241)	210,594	(38,099)
Dividends from investments in affiliated companies	23,126	1,900	7,626	—	32,652
Minority interests	—	—	15,553	—	15,553
Other	(2,121)	(611)	34	—	(2,698)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	300,146	(317,561)	(66,882)	(328,283)	(412,580)
Inventories	(54,400)	(23,993)	(24,530)	—	(102,923)
Prepaids and other current assets	411,463	391,431	7,898	—	810,792
Accounts payable	(60,983)	73,775	6,150	(3,931)	15,011
Customer advances	(513,476)	(401,929)	(17,611)	—	(933,016)
Accrued liabilities	24,313	133,366	(5,152)	2,289	154,816

Net cash provided (used) by operating activities	123,248	24,089	(16,422)	(329,813)	(198,898)

Cash flows from investing activities:
Additions to property, plant and equipment	(64,472)	(36,682)	(19,379)	—	(120,533)
Acquisitions, net of cash acquired	(1,743)	(1,096)	(6,201)	—	(9,040)
Investments in affiliates	(50,625)	—	(235)	—	(50,860)
Distributions from investments in affiliated companies	1,400	71	7,353	—	8,824
Proceeds from sale of investments	—	49	—	—	49
Proceeds from sale of property, plant and equipment	3,676	1,708	197	—	5,581
Insurance proceeds for replacement assets	—	—	5,321	—	5,321
Change in notes receivable	145	604	(12,355)	—	(11,606)
Other	(167)	—	3,216	—	3,049

Net cash used by investing activities	(111,786)	(35,346)	(22,083)	—	(169,215)

Cash flows from financing activities:
Increase (decrease) in short-term debt	24,632	(2,773)	37,013	329,813	388,685
Proceeds from issuance of long-term debt	—	—	496	—	496
Principal payments on long-term debt	(32)	(405)	(13,701)	—	(14,138)
Payments for redemption of member equities	(94,896)	—	—	—	(94,896)
Distribution to members	48,700	—	(48,700)	—	—
Other	(38)	—	—	—	(38)

Net cash used by financing activities	(21,634)	(3,178)	(24,892)	329,813	280,109

Net decrease in cash and cash equivalents	(10,172)	(14,435)	(63,397)	—	(88,004)
Cash and cash equivalents at beginning of period	12,411	17,036	87,392	—	116,839

Cash and cash equivalents at end of period	$2,239	$2,601	$23,995	$—	$28,835

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2007

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,411	$17,036	$87,392	$—	$116,839
Receivables, net	352,797	544,941	872,799	(763,606)	1,006,931
Intercompany receivables	—	146,951	—	(146,951)	—
Inventories	390,236	527,014	47,265	—	964,515
Prepaid expenses	454,073	398,820	4,364	—	857,257
Other current assets	55,781	19,637	939	—	76,357

Total current assets	1,265,298	1,654,399	1,012,759	(910,557)	3,021,899

Investments	1,339,385	48,312	15,528	(1,099,212)	304,013
Property, plant and equipment, net	197,177	270,044	98,072	—	565,293
Goodwill, net	211,900	47,632	21,410	—	280,942
Other intangibles, net	3,587	113,440	7,977	—	125,004
Other assets	35,887	35,927	53,965	(3,735)	122,044

Total assets	$3,053,234	$2,169,754	$1,209,711	$(2,013,504)	$4,419,195

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$—	$3,815	$879,785	$(751,430)	$132,170
Current portion of long-term debt	—	396	2,907	(221)	3,082
Accounts payable	498,081	629,981	34,408	(12,117)	1,150,353
Intercompany payables	90,209	55,855	887	(146,951)	—
Customer advances	514,069	410,870	1,301	—	926,240
Accrued liabilities	159,693	152,233	33,289	(3,794)	341,421
Patronage refunds and other member equities payable	28,065	—	—	—	28,065

Total current liabilities	1,290,117	1,253,150	952,577	(914,513)	2,581,331

Long-term debt	556,844	142	29,702	221	586,909
Employee benefits and other liabilities	191,938	25,002	13,504	—	230,444
Minority interests	—	1,558	4,617	—	6,175
Commitments and contingencies

Equities:
Capital stock	1,701	—	2,909	(2,909)	1,701
Additional paid-in capital	—	639,343	125,260	(764,603)	—
Member equities	937,126	—	—	—	937,126
Accumulated other comprehensive (loss) earnings	(61,931)	(189)	476	(287)	(61,931)
Retained earnings	137,439	250,748	80,666	(331,413)	137,440

Total equities	1,014,335	889,902	209,311	(1,099,212)	1,014,336

Total liabilities and equities	$3,053,234	$2,169,754	$1,209,711	$(2,013,504)	$4,419,195

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2007

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
		(Restated)			(Restated)
Net sales	$1,263,430	$728,856	$142,287	$—	$2,134,573
Cost of sales	1,193,525	657,941	122,763	—	1,974,229

Gross profit	69,905	70,915	19,524	—	160,344

Selling, general and administrative	74,976	74,942	9,269	—	159,187
Restructuring and impairment charges	32	—	—	—	32

(Loss) earnings from operations	(5,103)	(4,027)	10,255	—	1,125

Interest expense (income), net	15,457	(172)	(4,946)	—	10,339
Other (income) expense, net	(9,390)	7	—	—	(9,383)
Equity in earnings of affiliated companies	(21,513)	(1,162)	(4,255)	16,613	(10,317)
Minority interest in earnings of subsidiaries	—	—	286	—	286

Earnings (loss) before income taxes	10,343	(2,700)	19,170	(16,613)	10,200
Income tax expense (benefit)	7,254	75	(218)	—	7,111

Net (loss) earnings	$3,089	$(2,775)	$19,388	$(16,613)	$3,089

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2007

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
		(Restated)			(Restated)
Net sales	$3,481,824	$2,424,641	$432,407	$—	$6,338,872
Cost of sales	3,194,450	2,195,112	382,000	—	5,771,562

Gross profit	287,374	229,529	50,407	—	567,310

Selling, general and administrative	218,046	205,341	25,653	—	449,040
Restructuring and impairment charges	828	595	298	—	1,721
Gain on insurance settlement	—	(5,941)	—	—	(5,941)

Earnings from operations	68,500	29,534	24,456	—	122,490

Interest expense (income), net	34,024	(1,506)	1,541	—	34,059
Other income, net	(9,205)	(28,474)	—	—	(37,679)
Equity in earnings of affiliated companies	(111,260)	(2,114)	(8,696)	90,757	(31,313)
Minority interest in earnings of subsidiaries	—	—	872	—	872

Earnings before income taxes	154,941	61,628	30,739	(90,757)	156,551
Income tax expense	19,724	343	1,267	—	21,334

Net earnings	$135,217	$61,285	$29,472	$(90,757)	$135,217

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2007

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
		(Restated)			(Restated)
Cash flows from operating activities:
Net earnings	$135,217	$61,285	$29,472	$(90,757)	$135,217
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	31,260	23,448	7,871	—	62,579
Amortization of deferred financing costs	1,330	288	654	—	2,272
Bad debt expense	317	2,008	188	—	2,513
Proceeds from patronage revolvement received	3,128	5	—	—	3,133
Non-cash patronage income	(1,413)	(49)	—	—	(1,462)
Insurance recovery – business interruption	—	4,551	—	—	4,551
Deferred income tax expense (benefit)	(5,368)	(25,771)	—	—	(31,139)
Increase in other assets	(1,110)	(947)	—	—	(2,057)
Decrease in other liabilities	(1,040)	326	(1)	—	(715)
Restructuring and impairment charges	828	595	298	—	1,721
(Gain) loss on divestiture of business	—	(28,481)	7	—	(28,474)
Gain on sale of investments	(9,205)	—	—	—	(9,205)
Gain on insurance settlement	—	(5,941)	—	—	(5,941)
Equity in earnings of affiliated companies	(111,260)	(2,114)	(8,696)	90,757	(31,313)
Dividends from investments in affiliated companies	20,523	972	5,525	—	27,020
Minority interests	—	—	872	—	872
Other	283	(320)	(181)	—	(218)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	45,796	59,989	(145,600)	(145,727)	(185,542)
Inventories	(132,971)	(8,756)	(8,391)	—	(150,118)
Other current assets	293,256	11,249	1,350	—	305,855
Accounts payable	132,894	86,710	(2,337)	(6,717)	210,550
Customer advances	(383,618)	(23,401)	(3,592)	—	(410,611)
Accrued liabilities	44,780	21,923	3,429	(2,282)	67,850

Net cash provided (used) by operating activities	63,627	177,569	(119,132)	(154,726)	(32,662)

Cash flows from investing activities:
Additions to property, plant and equipment	(30,147)	(27,837)	(4,325)	—	(62,309)
Acquisitions	(58)	—	(2,872)	—	(2,930)
Investments in affiliates	(216,399)	—	(156)	—	(216,555)
Net settlement on repositioning investment in joint venture	32,248	(165,787)	—	—	(133,539)
Net proceeds from divestiture of businesses	211,851	—	250	—	212,101
Proceeds from sale of investments	475	—	—	—	475
Proceeds from sale of property, plant and equipment	2,038	2,942	88	—	5,068
Insurance proceeds for replacement assets	—	8,635	—	—	8,635
Change in notes receivable	1,071	125	(19,575)	186	(18,193)
Other	(209)	(227)	(170)	—	(606)

Net cash provided (used) by investing activities	870	(182,149)	(26,760)	186	(207,853)

Cash flows from financing activities:
(Decrease) increase in short-term debt	(475)	(611)	129,180	154,540	282,634
Proceeds from issuance of long-term debt	—	1,750	3,750	—	5,500
Principal payments on long-term debt	(9,022)	(12,112)	(15,722)	—	(36,856)
Payments for redemption of member equities	(36,213)	—	—	—	(36,213)
Other	(153)	(3)	—	—	(156)

Net cash (used) provided by financing activities	(45,863)	(10,976)	117,208	154,540	214,909

Net increase (decrease) in cash and cash equivalents	18,634	(15,556)	(28,684)	—	(25,606)
Cash and cash equivalents at beginning of period	8,976	15,613	55,118	—	79,707

Cash and cash equivalents at end of period	$27,610	$57	$26,434	$—	$54,101

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.
Overview
General
     We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. For the three months ended September 30, 2008, we reported net sales of $2.8 billion and net earnings of $28.6 million compared to net sales of $2.1 billion and net earnings of $3.1 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, we reported net sales of $9.4 billion and net earnings of $192.6 million compared to net sales of $6.3 billion and net earnings of $135.2 million for the nine months ended September 30, 2007. The primary reasons for the net earnings increase for the nine months ended September 30, 2008 were improved earnings in Agronomy and Layers, due to favorable market conditions, partially offset by a decline in Dairy Foods earnings and the 2007 gain on the sale of Cheese & Protein International (CPI). In September 2007, the Company repositioned its Agronomy segment, which had previously consisted primarily of its Agriliance LLC (“Agriliance”) 50% owned joint venture accounted for under the equity method. Effective September 1, 2007, Agriliance distributed its wholesale crop protection product business to the Company and its wholesale crop nutrient business to CHS Inc. Since that date, the Company’s Agronomy segment includes the consolidated financial results of the wholesale crop protection product business.
Adjustment and Restatement of Prior Years’ Consolidated Financial Statements
MoArk, LLC Adjustment of Financial Results
     On August 8, 2008, the Company determined that its Annual Report on Form 10-K for the year ended December 31, 2007, contained an error. The error related to a material error in the consolidated financial statements of MoArk, LLC (“MoArk”), a wholly owned consolidated subsidiary of the Company, which were included in the Company’s Form 10-K. MoArk’s accounting treatment applied to a real estate transaction during the 2005 fiscal year resulted in overstated net earnings of $3.9 million. The Company’s Audit Committee and its management discussed and consulted with KPMG LLP (“KPMG”), the Company’s and MoArk’s registered independent public accounting firm, with respect to this matter. MoArk’s management also discussed this matter with its predecessor independent public accounting firm, Moore Stephens Frost (“MSF”), since MSF provided the auditors’ report on MoArk’s 2005 audited consolidated financial statements referenced by KPMG in KPMG’s auditors’ report on the Company’s 2005 consolidated financial statements. MSF has not issued an auditors’ report on MoArk’s restated 2005 financial statements. Accordingly, KPMG withdrew its auditors’ report on the Company’s 2005 to 2007 consolidated financial statements since KPMG was no longer able to reference MSF’s auditors’ report on MoArk’s audited financial statements. As a result of these actions, the Company’s Audit Committee concluded that the Company’s 2007 Form 10-K should not be relied on. The Audit Committee also concluded that, despite the material error contained in MoArk’s 2005 financial statements, the Company’s 2005 consolidated financial statements and its consolidated financial statements for periods thereafter would not be materially impacted by the accounting error, nor would there be any impact on the Company’s or MoArk’s cash flows.
     On November 10, 2008, KPMG informed the Company that it was unable to complete its audit of MoArk’s stand-alone financial statements for the 2005 to 2007 periods. KPMG noted that MoArk’s books and records were incomplete, primarily with respect to the original capital contributions made during the formation of MoArk and subsequent purchase price allocations related to the acquisitions completed by MoArk and its subsidiaries during the fiscal years 2000 to 2002. Without adequate books and records, KPMG informed the Company that it was unable to perform adequate audit procedures related to certain of MoArk’s transactions in accounts, including, but not limited to, goodwill and working capital balances.
     To rectify the situation, MoArk and the Company worked to reconstruct MoArk’s 2000 through 2002 financial statements and to properly account for the original capital contributions and for the acquisitions noted above. MoArk and the Company’s management have undertaken a valuation of certain long-lived assets and liabilities with respect to the original capital contributions and subsequent acquisitions made by MoArk from 2000 to 2002, when MoArk was a non-consolidated joint venture. Additionally, management determined the fair value of the Company’s acquisition of the remaining 42.5% of MoArk in January 2006, which subsequently affected amounts recorded for MoArk’s divestiture of its egg products business in June 2006 and MoArk’s impairment of its shell egg business in the second half of 2006. As a result of these efforts, the Company has corrected these fair value purchase price allocations, the gain on sale of its liquid egg operations, and shell egg impairment in its consolidated financial statements from fiscal year 2000 and forward. In preparing these fair value estimates, the Company’s management, among other things, consulted an independent advisor. The Company also recorded the 2005 real estate transaction in accordance with Statement of Financial Accounting Standard No. 98 “Accounting for Leases” by treating the proceeds received as a financing transaction.

Although the consolidated financial statements for the quarterly periods ended September 30, 2007, June 30, 2007 and March 31, 2007 and for the annual period ended December 31, 2007 were not considered materially misstated due to the MoArk errors, the financial results for the year ending December 31, 2006 was deemed materially misstated. Accordingly, the consolidated financial statements for the year ended December 31, 2006 have been restated. As a result of correcting these errors, the Company was required to record an additional $15.7 million goodwill impairment charge, net of income taxes, for the year ending December 31, 2006. A $17.8 million cumulative adjustment to reduce retained earnings at December 31, 2007 has been recorded in the consolidated balance sheet contained herein to reflect the aggregate impact of the corrections to retained earnings for the years 2000 through 2007. As a result of the goodwill impairment in the second half of 2006 and fair value adjustments for purchase accounting in the periods from 2000 through 2006, MoArk’s remaining goodwill, which is reflected in the Company’s Layers segment, decreased $37.3 million to $21.0 million as of December 31, 2007.
     The impact to the consolidated statements of operations for the three and nine months ended September 30, 2007 as a result of the MoArk corrections was a $2.2 million reduction to net earnings. The decrease was primarily due to additional depreciation, amortization and interest expense from the purchase price allocations in the periods from 2000 through 2006. The impact to the consolidated balance sheet as of December 31, 2007 was primarily a reduction to goodwill of $37.3 million, a reduction to total assets of $12.6 million, and a reduction to total equities of $17.8 million. These adjustments reflect fair value purchase price adjustments, the additional shell egg impairment, and the correction of the real estate accounting error discussed above. There was no impact to the Company’s total operating, investing or financing cash flows as a result of correcting for the MoArk errors, although individual captions within operating activities were corrected.
     In addition, in this Form 10-Q, certain reclassifications have been made to the 2007 consolidated financial statements to conform to the 2008 presentation. Specifically, liabilities for deferred compensation plans of $21.3 million and $2.1 million have been reclassified from long-term debt and current portion of long-term debt to employee benefits and other liabilities and accrued liabilities, respectively. The Company has reflected these changes in the December 31, 2007 consolidated balance sheet and the nine month period ended September 30, 2007 consolidated statement of cash flows. These reclassifications had no effect on the total assets, total liabilities or total equities in the December 31, 2007 consolidated balance sheet. Also, a $2.1 million change in deferred compensation balances has been reclassified from financing activities to operating activities in the 2007 consolidated statement of cash flows. These reclassifications had no effect on previously reported gross profit or net earnings.
     The MoArk adjustments and the reclassification of the deferred compensation plan balances as described above have been reflected in the December 31, 2007 consolidated balance sheet as follows:

	Previously
	Reported	Effect of	Adjusted
	2007	Adjustment	2007

Total current assets	$3,020,272	$1,627	$3,021,899
Investments	303,978	35	304,013
Property, plant and equipment, net	551,752	13,541	565,293
Goodwill, net	318,224	(37,282)	280,942
Other intangibles, net	119,167	5,837	125,004
Other assets	118,438	3,606	122,044
Total assets	4,431,831	(12,636)	4,419,195
Total current liabilities	2,579,486	1,845	2,581,331
Long-term debt	611,602	(24,693)	586,909
Employee benefits and other liabilities	202,400	28,044	230,444
Retained earnings	155,272	(17,832)	137,440
Total equities	1,032,168	(17,832)	1,014,336
Total liabilities and equities	4,431,831	(12,636)	4,419,195

Agriliance Restatement of Financial Results
     In March 2008, the Company became aware of previously undetected misstatements to the financial statements of Agriliance LLC (“Agriliance”), a 50%-owned joint venture which is reflected in our Agronomy segment and is accounted for under the equity method of accounting. For Agriliance’s years ended August 31, 2003 through 2007, Agriliance misapplied Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Agriliance estimated vendor rebates earned for certain vendor programs based on, among other things, long-term agreements, prior historical rebate amounts and current negotiations with vendors, and then recorded the rebates throughout the vendor program year as product was purchased and/or sold. Certain of these arrangements with vendors were not executed until various times during the vendor’s crop year program.

In accordance with EITF 02-16, rebates are to be recorded as earned when evidence of a binding arrangement exists (which in most cases is either a signed agreement between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received.
     Agriliance restated its financial statements for the periods in which the misstatements occurred. Although Land O’Lakes consolidated annual financial statements were not considered materially misstated during the periods in which the misstatements occurred, the Company’s quarterly financial results for the periods ending March 31, June 30, and September 30, 2007 and 2006 were deemed materially misstated. The Company has restated its quarterly operating results with respect to the misstatements for the three and nine months ending September  30, 2007 in this Form 10-Q. The misstatements had no impact to the Company’s cash flows.
Other Significant Items
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study. The USDA expects to complete its draft EIS in June of 2009, with a final EIS to be completed by the end of 2009. Although the Company believes the outcome of the environmental study will be favorable, which would allow for the reintroduction of the product into the market by 2010, there are approximately $13.3 million of purchase commitments with seed producers over the next year and $23.1 million of inventory as of September 30, 2008, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. As of September 30, 2008, based on the most recent facts and circumstances available to the Company, an $8.9 million charge was recorded for an environmental reserve in the Company’s Other segment.
     On March 31, 2008, MoArk, LLC received a subpoena from the U.S. Department of Justice (the “Justice Department”) through the U.S. Attorney for the Eastern District of Pennsylvania, to provide certain documents for the period of January 1, 2002 to March 27, 2008, related to the pricing, marketing and sales activities within its former egg products business. On February 19, 2009, the Justice Department notified the Company that it had closed its investigation.
     On October 27, 2008, MoArk and its wholly owned subsidiary, Norco Ranch, Inc. (“Norco”), received Civil Investigative Demands from the Office of the Attorney General of the State of Florida seeking documents and information relating to the production and sale of eggs and egg products. MoArk and Norco are cooperating with the Attorney General’s office. We cannot predict what, if any, impact this inquiry and any results from such inquiry could have on the future financial position or results of operations of Norco, MoArk or the Company.
     Between September 2008 and January 2009, a total of twenty-two related class action lawsuits were filed against a number of producers of eggs and egg products in three different jurisdictions.  The complaints fall into two distinct groups:  those alleging a territorial allocation conspiracy among certain defendants to fix the price of processed “egg products,” such as liquid or dried eggs; and those alleging concerted action by producers of shell eggs to restrict output and thereby increase the price of shell eggs.  The Plaintiffs in these suits seek unspecified damages and injunctive relief on behalf of all purchasers of eggs and egg products, as well as attorneys’ fees and costs, under the United States antitrust laws.

These cases have been consolidated for pretrial proceedings in the District Court for the Eastern District of Pennsylvania.  MoArk has been named as a defendant in twenty-one of the cases. Norco Ranch, Inc., has been named as a defendant in thirteen of the cases.  The Company has been named as a defendant in eight cases. MoArk, Norco and the Company deny the allegations set forth in the complaints. We cannot predict what, if any, impact these lawsuits could have on the future financial position or results of operations of Norco, MoArk or the Company.
     On December 31, 2008, the Company received $19.5 million in cash and recognized a $7.5 million gain on the sale of investment in Agronomy Company of Canada Ltd. within Agronomy. The Company’s consolidated balance sheet at December 31, 2008 reflects a $10.8 million receivable, $6.4 million of which was received in cash in January of 2009. The remaining $4.4 million receivable was accrued by the Company in accordance with the sale agreement requirement that a final purchase price true-up, which is based on the audited financial statements as of December 31, 2008, be determined and paid by the end of March 2009.
     In December 2007, based on a deterioration in the financial results of Golden Oval Eggs, LLC (“Golden Oval”), the Company recorded a $22.0 million charge to establish reserves for its entire remaining equity investment and note balances in Golden Oval. The investment and note in Golden Oval were obtained in 2006 as part of the divestiture of MoArk’s liquid egg operations to Golden Oval. In February 2008, the Company and Golden Oval entered into an Amendment to Asset Purchase Agreement that modified certain terms and conditions of the sale, including the cancellation of the principal amount owed under the note and the issuance of a warrant to the Company for the right to purchase 880,492 convertible preferred units. As of the date the warrants were issued, the Company determined that the underlying units had an insignificant fair value.  In December 2008, Golden Oval announced that it entered into an agreement to sell substantially all its assets. The transaction, if consummated, is expected to yield a per unit value between $4.25 per unit to approximately $4.75 per unit, subject to adjustments for applicable expenses and contingencies. As of December 31, 2008, the Company held the warrant for the 880,492 convertible preferred units, which carries a preference upon liquidation of $11.357 per unit, and 697,350 Class A units. The Company has notified Golden Oval that it intends to exercise the warrant prior to Golden Oval’s scheduled asset sale, noted above. The Company has the right, in its sole discretion, to convert to Class A units, any preferred units it receives upon exercise of its warrant. Golden Oval anticipates the sale to occur in 2009 at which time the Company would record any proceeds as a gain on sale of investment.
     In December 2008, the Company experienced a fire at a dairy facility in Tulare, California. The carrying value of the damaged building and supplies inventory was minimal. Costs to repair the damaged property are covered under the terms of applicable insurance policies, subject to deductibles. The Company expects to receive insurance proceeds for reconstruction costs which, when received, a gain on insurance settlement will be recorded.
     In November and December of 2008, the Company made open market purchases and retired a total of $18.7 million of the outstanding 8.75% Senior unsecured notes.
     In December of 2008, the Company made open market purchases and retired $25.3 million of the outstanding 9.00% Senior secured notes.
     On February 18, 2009, the Company, on a precautionary basis, requested waivers from the lenders participating in its five-year revolving credit facility and from the participants in its accounts receivable securitization facility related to possible defaults that may have occurred with respect to such facilities. The possible defaults relate to the accuracy, when delivered, of historical financial statements that were later adjusted or restated. The Company does not believe that any defaults actually occurred. The lenders under both facilities granted the waiver requests as of February 20, 2009.
Seasonality
     Certain segments of our business are subject to seasonal fluctuations in demand. In our Dairy Foods segment, butter sales typically increase in the fall and winter months due to increased demand during holiday periods. Feed sales tend to be highest in the first and fourth quarters of each year because cattle are less able to graze during cooler months. Most Seed sales occur in the first and fourth quarters of each year. Agronomy product sales tend to be much higher in the second quarter of each year, as farmers buy crop protection products to meet their seasonal planting needs.
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

These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the nine months ended September 30, 2008, bulk cheese, which is generally priced on the date of make, represented approximately 11% of the Dairy Foods segment’s net sales. For the nine months ended September 30, 2008, bulk milk, which also is not subject to significant commodity price risk, represented approximately 38% of the Dairy Foods segment’s net sales.
     We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter typically is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the nine months ended September 30, 2008, retail and foodservice net sales represented approximately 31% of Dairy Foods net sales. We also maintain inventory of nonfat dry milk, which is a by-product of our butter production process. The nonfat dry milk is held in inventory until it is sold to customers.
     Market prices for commodities such as butter, cheese and nonfat dry milk can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly market price for butter was $1.16 in April 2006, and the highest monthly market price was $1.70 in September 2008. In the past three years, the lowest monthly market price for block cheese was $1.16 in July 2006 and the highest monthly market price was $2.10 in May 2008. In the past three years, the lowest monthly NASS (National Agricultural Statistics Survey) market price for nonfat dry milk was $0.82 in June 2006 and the highest monthly market price was $2.06 in October 2007. The per pound average market price for the three months and nine months ended September 30 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Per pound market price average:
Butter	$1.62	$1.44	$1.45	$1.38
Block cheese	1.86	1.95	1.92	1.68
Nonfat dry milk (NASS)	1.33	2.04	1.33	1.61
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
     We enter into forward sales contracts to supply feed to customers, which currently represent approximately 13% of our Feed sales. When we enter into these contracts, we also generally enter into forward purchase contracts on the underlying commodities to lock in our gross margins.
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

     Layers. MoArk produces and markets shell eggs. MoArk’s sales and earnings are driven, in large part, by egg prices. For the three months ended September 30, 2008, egg prices averaged $1.20 per dozen, as measured by the Urner Barry Midwest Large market, compared to egg prices of $1.18 per dozen for the three months ended September 30, 2007. For the nine months ended September 30, 2008, egg prices averaged $1.35 per dozen, as measured by the Urner Barry Midwest Large market, compared to egg prices of $1.07 per dozen for the nine months ended September 30, 2007.
Derivative Commodity Instruments
     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, and soybeans in Seed. Derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures and options contracts for open positions are marked-to-market each month and these unrealized gains or losses (“unrealized hedging gains and losses”) are recognized in earnings and are fully taxed and applied to retained earnings in our consolidated balance sheets. Amounts recognized in earnings before income taxes (reflected in cost of sales) for the three months and nine months ended September 30 are as follows:

	For the three months ended		For the nine months ended}
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Unrealized hedging gain (loss)	$(32.4)	$11.6	$(35.5)	$5.1
Vendor Rebates
     We receive vendor rebates primarily from seed and chemical suppliers. These rebates are either covered by binding arrangements, which are agreements between the vendor and the Company, or are covered by published vendor rebate programs. Rebates are recorded as earned in accordance with EITF 02-16, when evidence exists to support binding arrangements (which in most cases is either written agreements between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received. Certain rebate arrangements for our Agronomy segment are not finalized until various times during the vendor’s crop year program. Accordingly, the amount of rebates reported in any given period can vary substantially, largely as a result of when the arrangements are formally executed.
Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method and provided earnings for the three months and nine months ended September 30 as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Earnings from unconsolidated businesses	$13.5	$10.3	$38.1	$31.3
     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost.
     Our investment in unconsolidated businesses was $329.9 million as of September 30, 2008 and $304.0 million as of December 31, 2007. Cash flow from investments in unconsolidated businesses was $41.5 million for the nine months ended September 30, 2008 compared to $27.0 million for the nine months ended September 30, 2007.
     Agriliance LLC (“Agriliance”), a 50%-owned joint venture which is reflected in our Agronomy segment and is accounted for under the equity method, constitutes the most significant of our investments in unconsolidated businesses. Historically, Agriliance’s sales and earnings have been principally derived from the wholesale distribution of crop nutrients and crop protection products manufactured by others and have primarily occurred in the second quarter of each calendar year. Effective September 1, 2007, Agriliance distributed the wholesale crop protection business to Land O’Lakes, Inc. and the wholesale crop nutrient business to CHS Inc. (“CHS”). CHS and Land O’Lakes continue to explore repositioning alternatives for Agriliance’s remaining retail agronomy distribution business.

     Our investment in Agriliance was $186.9 million as of September 30, 2008 and $150.9 million as of December 31, 2007. For the nine months ended September 30, 2008 and 2007, we recorded $11.2 million and $20.9 million of equity earnings, respectively. Agriliance’s results were unfavorably impacted during the nine months ended September 30, 2008 compared to September 30, 2007 primarily due to the September 2007 distribution and repositioning of the wholesale crop protection products and crop nutrients businesses.
     For the nine months ended September 30, 2008, the Company and joint venture partner, CHS Inc. (“CHS”), each contributed $50.0 million to Agriliance LLC (“Agriliance”) for purposes of funding seasonal working capital requirements, since Agriliance’s credit facilities have been retired. In addition, Agriliance distributed $16.6 million of net assets to the Company and CHS comprising of partial interests in four joint ventures. The Company then purchased the net assets distributed to CHS for $8.3 million.
     For the three and nine months ended September 30, 2008, the Company received a $20.0 million dividend distribution from Agriliance and for the nine months ended September 30, 2007, the Company received a $19.6 million dividend distribution from Agriliance.
Results of Operations
Three months ended September 30, 2008 as compared to three months ended September 30, 2007
Adjustment and Restatement of Financial Results
     As described in Overview — Adjustment and Restatement of Prior Years’ Consolidated Financial Statements, the Company has restated its financial results for the three months ended September 30, 2007 due to accounting errors made by the Company’s Agriliance joint venture related to the recording of vendor rebates. In addition, the Company has adjusted its financial results for the three months ended September 30, 2007 due to accounting errors related to additional depreciation, amortization and interest expense from the purchase price allocations in the periods from 2000 through 2006 in the Company’s MoArk subsidiary. The effects of these corrections to the consolidated statements of operations for the three months ended September 30, 2007 are as follows:

	Previously	Effect of	Effect of
	Reported	MoArk	Agriliance	Restated
	2007	Adjustments	Restatement	2007
	($ in millions)
Cost of Sales	$1,967.9	$1.9	$4.4	$1,974.2
Gross profit	166.6	(1.9)	(4.4)	160.3
Selling, general and administrative	158.2	1.0	—	159.2
Earnings from operations	8.4	(2.9)	(4.4)	1.1
Interest expense, net	9.8	0.5	—	10.3
Equity in losses (earnings) of affiliated companies	7.1	—	(17.4)	(10.3)
Earnings before income taxes	0.7	(3.5)	13.0	10.2
Income tax expense	3.5	(1.3)	4.9	7.1
Net (loss) earnings	(2.8)	(2.2)	8.1	3.1
Overview of Results

	For the three months ended September 30,
			Increase
	2008	2007	(Decrease)
	($ in millions)
Net earnings	$28.6	$3.1	$25.5
     Increased net earnings were primarily driven by improved earnings in Agronomy, partially offset by declines in Dairy Foods, Layers and Feed earnings. In addition, $73.7 million of previously deferred Agronomy vendor rebates were recognized in the three months ended September 30, 2008, versus $13.0 million for the three months ended September 30, 2007. Net earnings were unfavorably impacted by $44.2 million due to unrealized hedging losses of $32.6 million versus the prior year unrealized hedging gain of $11.6 million and the $8.3 million gain recognized in 2007 related to the sale of investment due to the Agronomy repositioning of Agriliance’s crop nutrients assets.

Net sales	$2,783.9	$2,134.6	$649.3
     The increase in net sales was primarily due to the addition of $548.1 million in net sales related to the repositioning of the Agronomy investment which resulted in the consolidation of the crop protection products business in September 2007, and higher market prices in other business segments.

Net sales increased in Feed and Layers, $268.0 million and $11.9 million, respectively. Net sales decreased in Dairy Foods and Seed, $136.4 million and $35.1 million, respectively. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

	For the three months ended September 30,
			Increase
	2008	2007	(Decrease)
	($ in millions)
Gross profit	$236.6	$160.4	$76.2
     Gross profit increased in the three months ended September 30, 2008 primarily due to the addition of $155.3 million of gross profit related to the consolidation of the crop protection products business in September 2007. This was partially offset by gross profit decreases in Feed, Dairy Foods, Layers and Seed. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$204.6	$159.2	$45.4
     The increase in selling, general and administrative expense compared to the prior year was primarily due to the addition of $37.4 million of selling, general and administrative expense related to the repositioning of the Agronomy investment which resulted in the consolidation of the crop protection products business in September 2007.

Gain on insurance settlement	$4.0	$—	$4.0
     In 2007, MoArk experienced a fire at a facility located in Anderson, Missouri. Damage was extensive and caused operations to cease. Costs of repair or replacement of inventory, property, plant, and equipment were covered under the terms of applicable insurance policies, subject to deductibles. As of and for the three and nine months ended September 30, 2008, MoArk received $3.3 million of total insurance proceeds for the capital asset replacement and recorded a gain on insurance settlement of $2.0 million. Additionally, as of and for the three and nine months ended September 30, 2008, the Company’s MoArk subsidiary received $2.0 million of total insurance proceeds related to the settlement of a fraud loss claim involving a former employee of a previously owned subsidiary during the years 2002 through 2004. The proceeds were recorded as a gain on insurance settlement.

Interest expense, net	$15.3	$10.3	$5.0
     The increase in interest expense compared to the prior year was primarily due to higher short-term borrowings related to the crop protection products business which was distributed to the Company in September, 2007 as a result of the Agronomy repositioning.

Equity in earnings of affiliated companies	$13.5	$10.3	$3.2
     Increased equity in earnings of affiliated companies is primarily related to increased earnings in Agronomy partially offset by a decrease in Layers. Agronomy equity method investments had earnings of $11.6 million for the three months ended September 30, 2008, compared to earnings of $6.1 million for the three months ended September 30, 2007. Layers equity method investments had earnings of $1.7 million for the three months ended September 30, 2008, compared to earnings of $3.6 million for the three months ended September 30, 2007. Within Agronomy, results for the three months ended September 30, 2008 included equity earnings from Agriliance of $7.4 million compared to equity earnings of $3.2 million for the same period of 2007. This increase is primarily due to a $10.0 million impairment charge for the write-down of certain retail distribution assets to their estimated fair values recorded by Agriliance in 2007, partially offset by lower earnings attributable to the repositioning of the wholesale crop nutrients and crop protection products businesses in September of 2007. A discussion of net earnings for Agriliance can be found under the caption “Overview —Unconsolidated Businesses.”

Income tax expense	$1.7	$7.1	$(5.4)
     Income tax expense for the three months ended September 30, 2008 and September 30, 2007 resulted in an effective tax rate of 5.7% and 69.7%, respectively. As a cooperative, earnings from member business that meet certain requirements, known as “patronage income” are deductible from taxable income. The federal and state statutory rate applied to nonmember business activity was 38.3% for the three month periods ended September 30, 2008 and 2007. Income tax expense and the difference between the effective tax rate and statutory tax rate vary each year based upon patronage business activity and the level of and profitability of nonmember business during each of the comparable years.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or have similar customers. We have five segments: Dairy Foods, Feed, Seed, Layers and Agronomy.

Dairy Foods

	For the three months ended September 30,
($ in millions)	2008	2007	% change
Net sales	$984.9	$1,121.3	(12.2)%
Gross profit	31.8	59.0	(46.1)%
Gross profit % of net sales	3.2%	5.3%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$(216.5)
Volume impact	80.1

Total decrease	$(136.4)
     The net sales decrease in the three months ended September 30, 2008 was primarily driven by the impact of lower market prices for butter and cheese. The unfavorable pricing / mix variance of $216.5 million was mainly due to lower milk prices for the three months ended September 30, 2008 compared to the same period last year. The decrease in market price caused net sales for industrial operations to decline $239.3 million. The negative pricing / mix variance was partially offset by a positive volume variance of $80.1 million. The volume variance was primarily driven by industrial operations where volume increased $83.3 million primarily due to milk sales to our former Cheese & Protein International subsidiary.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$(22.7)
Volume impact	(2.0)
Unrealized hedging	(2.5)

Total decrease	$(27.2)
     The negative margin / mix variance of $22.7 million was primarily due to declining markets over the prior year when dairy product prices were increasing. An unfavorable volume impact and lower unrealized hedging gains also contributed to the gross profit decline period over period.
Feed

	For the three months ended September 30,
($ in millions)	2008	2007	% change
Net sales	$990.8	$722.8	37.1%
Gross profit	42.9	68.9	(37.7)%
Gross profit % of net sales	4.3%	9.5%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$250.7
Volume impact	18.1
Acquisitions and Divestitures	(0.8)

Total increase	$268.0
     The $250.7 million favorable pricing / mix variance was primarily due to the effect of commodity price increases, which increased sales in ingredients, livestock and lifestyle by $101.3 million, $93.7 million and $40.3 million, respectively. Dairy feed and grass cattle accounted for the largest increases in the livestock category, and horse and companion animal feed accounted for the majority of the lifestyle increases. The favorable volume variance of $18.1 million was primarily due to volume improvements in direct ship ingredients and companion animal feeds. Favorable commodity prices as well as deteriorating forage conditions over the prior year have primarily driven this volume increase. These improvements were partially offset by volume declines in horse feed and declines in the livestock category, mainly dairy, grass cattle and swine feed.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$(1.1)
Volume impact	(0.7)
Acquisitions and Divestitures	0.2
Unrealized hedging	(24.4)

Total decrease	$(26.0)
     Gross profit decreased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to unrealized hedging losses which were $24.4 million unfavorable for the three months ended September 30, 2008 as compared to the same period in 2007. The unfavorable margin / mix variance of $1.1 million was driven by dairy feed declining $4.9 million over the prior year due to higher ingredient costs, which was mostly offset by improvements in grass cattle feed and horse feed of $1.7 million and $1.2 million, respectively.
Seed

	For the three months ended September 30,
($ in millions)	2008	2007	% change
Net sales	$45.0	$80.1	(43.8)%
Gross profit	7.4	14.6	(49.3)%
Gross profit % of net sales	16.4%	18.2%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$(0.1)
Volume impact	(35.0)

Total decrease	$(35.1)
     The negative $35.0 million volume variance is primarily due to an unfavorable corn variance of $45.8 million due to decreased acreage and higher than normal product returns. This decrease was partially offset by a $10.9 million increase in soybean volume due to increases in soybean plantings as producers shifted acreage away from corn.

Gross Profit Variance	Increase
(decrease)
(In millions)
Margin / product mix impact	$3.6
Volume impact	2.2
Unrealized hedging	(13.0)

Total decrease	$(7.2)
     The $3.6 million positive margin / product mix variance was driven by a $4.2 million increase in soybeans as the result of costing $1.7 million increase in alfalfa due to an inventory reserve for Roundup Ready® Alfalfa in 2007. The $2.2 million positive volume variance was driven by higher soybeans partially offset by lower corn volume. These positive impacts were more than offset by a $13.0 million decrease in unrealized hedging compared with the prior year.
Layers

	For the three months ended September 30,
($ in millions)	2008	2007	% change
Net sales	$135.5	$123.6	9.6%
Gross profit	2.8	19.4	(85.6)%
Gross profit % of net sales	2.1%	15.7%

Net Sales Variance	Increase
(decrease)
(In millions)
Pricing / product mix impact	$7.9
Volume impact	4.0

Total increase	$11.9

     The $7.9 million positive pricing / mix variance was primarily driven by higher egg prices for the three months ended September 30, 2008 compared to the same period in 2007. The average quoted price based on the Urner Barry Midwest Large market increased to $1.20 per dozen in 2008 compared to $1.18 per dozen in 2007. The $4.0 million favorable volume variance was mainly driven by marketing initiatives promoting specialty volume.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$(13.9)
Volume impact	0.5
Unrealized hedging	(3.2)

Total decrease	$(16.6)

     The decrease in gross profit was primarily driven by the negative $13.8 million margin / product mix impact. This unfavorability was due to higher prices for purchased eggs and feed costs for the three months ended September 30, 2008 compared to the same period in 2007. Unrealized hedging losses of $2.1 million, compared to $1.1 million of unrealized hedging gains in the prior year, also contributed to the gross profit decrease.
Agronomy
     Net sales and gross profit for Agronomy include the results of our wholesale crop protection products business which was consolidated effective September 1, 2007 upon the repositioning of Agriliance. For further information, see the discussion under the caption “Overview — General.” The following analysis includes a comparison of the three month period ending September 30, 2008 compared to the one month period ending September 30, 2007 combined with the stand-alone net sales and gross profit of the wholesale crop protection products business for the three month period ending September 30, 2007 as previously reported in Agriliance’s financial results.
          Net Sales
     Net sales for the three months ended September 30, 2008 were $642.2 million. The combined net sales including the one month ending September 30, 2007 results for Land O’Lakes and the stand-alone crop protection products results for Agriliance were $277.7 million for the three months ending September 30, 2007. The $364.5 million increase in net sales was primarily related to sales from our crop protection products business to the Agriliance retail business, which was previously recorded as an intercompany transfer. Also contributing to the increase were improved sales in herbicides and fungicides, primarily due to increased pricing and volumes.
          Gross Profit
     Gross profit for the three months ended September 30, 2008 was $155.3 million. The combined gross profit including the one month ending September 30, 2007 results for Land O’Lakes and the stand-alone crop protection products results for Agriliance was $61.8 million. The $93.5 million increase in gross profit was primarily related to recognition of previously deferred vendor rebates of $73.7 million for the three months ending September 30, 2008 compared with $30.4 million for the three months ending September 30, 2007 as binding agreements were formalized. Increased gross profit was also attributable to sales from our crop protection products business to the Agriliance retail business, which were previously recorded as intercompany transfers. Also contributing to the increase were higher prices and inventory appreciation in most product groups driven by higher demand for crop inputs across the business.
Nine months ended September 30, 2008 as compared to nine months ended September 30, 2007
Adjustment and Restatement of Financial Results
     As described in Overview — Adjustment and Restatement of Prior Years’ Consolidated Financial Statements, the Company has restated its financial results for the nine months ended September 30, 2007 due to accounting errors made by the Company’s Agriliance joint venture related to the recording of vendor rebates. In addition, the Company has adjusted its financial results for the nine months ended September 30, 2007 due to accounting errors related to additional depreciation, amortization and interest expense from the purchase price allocations in the periods from 2000 through 2006 in the Company’s MoArk subsidiary The effects of these corrections to the consolidated statements of operations for the nine months ended September 30, 2007 are as follows:

	Previously	Effect of	Effect of
	Reported	MoArk	Agronomy	Restated
	2007	Adjustments	Restatement	2007
	($ in millions)
Cost of sales	$5,765.3	$1.9	$4.4	$5,771.6
Gross profit	573.6	(1.9)	(4.4)	567.3
Selling, general and administrative	448.0	1.0	—	449.0
Earnings from operations	129.8	(2.9)	(4.4)	122.5
Interest expense, net	33.5	0.5	—	34.0
Equity in earnings of affiliated companies	(58.0)	—	26.7	(31.3)
Earnings before income taxes	191.2	(3.5)	(31.1)	156.6
Income tax expense	34.5	(1.3)	(11.9)	21.3
Net earnings	156.6	(2.2)	(19.2)	135.2
Overview of Results

	For the nine months ended September 30,
			Increase
	2008	2007	(Decrease)
	($ in millions)
Net earnings	$192.6	$135.2	$57.4
     Increased net earnings were primarily driven by favorable margins in the Agronomy and Layers businesses, partially offset by a decline in Dairy Foods and Feed earnings. The higher earnings were partially offset by the gain on sale of Cheese & Protein International of $21.3 million and the $8.3 million gain on sale of investment for the Agronomy repositioning of crop nutrients, which were both reflected in the nine months ended September 30, 2007.

Net sales	$9,368.8	$6,338.9	$3,029.9
     The increase in net sales was primarily due to the addition of $2,029.0 million in net sales due to the repositioning of the Agronomy investment which resulted in the consolidation of the crop protection products business in September 2007, and higher market prices across all segments. Net sales increased in Feed, Seed, Layers and Dairy Foods by $682.4 million, $180.7 million, $100.6 million and $75.7 million, respectively. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$798.8	$567.3	$231.5
     Gross profit increased in the nine months ended September 30, 2008 primarily due to the addition of $259.1 million of gross profit related to the consolidation of the crop protection products business in September 2007. Improved market prices in Feed and Layers also contributed to the gross profit increase. More than offsetting these increases were lower Dairy markets. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$562.3	$449.0	$113.3
     The increase in selling, general and administrative expense compared to the prior year was primarily due to the addition of $83.4 million of selling, general and administrative expenses related to the repositioning of the Agronomy investment which resulted in the consolidation of the crop protection products business in September 2007. Higher selling, general and administrative expenses in Feed and Layers also contributed to the increase.

Restructuring and impairment charges	$—	$1.7	$(1.7)
     During the nine months ended September 2007, Feed announced the closure of plants in Columbus, WI and in Leoti, KS, resulting in $0.5 million of restructuring and impairment charges. Seed incurred an impairment charge of $0.5 million in relation to the closing of a soybean facility in Vincent, IA and $0.2 million related to a software asset impairment. Layers incurred an impairment charge of $0.3 million for the closure of two farms.

Gain on insurance settlement	$4.0	$5.9	$(1.9)
     In 2007, the Company’s MoArk, LLC subsidiary experienced a fire at a facility located in Anderson, Missouri. Damage was extensive and caused operations to cease. Costs of repair or replacement of inventory, property, plant, and equipment were covered under the terms of applicable insurance policies, subject to deductibles. For the nine months ended September 30, 2008, MoArk received $3.3 million of total insurance proceeds for the capital asset replacement and recorded a gain on insurance settlement of $2.0 million.

Additionally, for the nine months ended September 30, 2008, the Company’s MoArk subsidiary received $2.0 million of total insurance proceeds related to the settlement of a fraud loss claim involving a former employee of a previously owned subsidiary during the years 2002 through 2004. The proceeds were recorded as a gain on insurance settlement.
     During the nine months ended September 30, 2007, Feed recorded a $5.9 million gain on insurance settlement related to a feed plant in Statesville, North Carolina that was destroyed by fire and was shut down in December 2005. The insured value of the property exceeded its net book value, and, for the nine months ended September 30, 2007, the Company recorded a gain on insurance settlement of $5.9 million.

	For the nine months ended September 30,
			Increase
	2008	2007	(Decrease)
	($ in millions)
Interest expense, net	$48.1	$34.1	$14.0
     The increase in interest expense compared to the prior year was primarily due to higher short-term borrowings related to the crop protection product business which was distributed to the Company in September, 2007 as a result of the Agronomy repositioning of Agriliance.

Equity in earnings of affiliated companies	$38.1	$31.3	$6.8
     Increased equity in earnings of affiliated companies is primarily related to increased earnings from Layers and Dairy Foods investments, partially offset by decreased earnings from Agriliance. In Layers, equity method investments had earnings of $16.2 million for the nine months ended September 30, 2008, compared to equity earnings of $7.3 million for the same period of 2007 primarily due to higher egg prices. Dairy Foods equity method investments had earnings of $4.8 million for the nine months ended September 30, 2008, compared to equity losses of $1.9 million for same period in 2007. Within Agronomy, results for the nine months ended September 30, 2008 included equity earnings from Agriliance of $11.2 million compared to equity earnings of $20.9 million for the same period of 2007. This decrease is primarily due to lower earnings attributable to the repositioning of the wholesale crop nutrients and crop protection products businesses in September of 2007. A $10.0 million impairment charge for the write-down of certain retail distribution assets to their estimated fair values recorded by Agriliance in 2007 partially offsets the decline. A discussion of net earnings for Agriliance can be found under the caption “Overview — Unconsolidated Businesses.”

Income tax expense	$22.3	$21.3	$1.0
     Income tax expense for the nine months ended September 30, 2008 and September 30, 2007 resulted in an effective tax rate of 10.4% and 13.6%. As a cooperative, earnings from member business that meet certain requirements, known as “patronage income” are deductible from taxable income. The federal and state statutory rate applied to nonmember business activity was 38.3% for the nine month periods ended September 30, 2008 and 2007. Income tax expense and the difference between the effective tax rate and statutory tax rate vary each year based upon patronage business activity and the level of and profitability of nonmember business during each of the comparable years.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or have similar customers. We have five segments: Dairy Foods, Feed, Seed, Layers and Agronomy.
Dairy Foods

	For the nine months ended September 30,
($ in millions)	2008	2007	% change
Net sales	$3,070.4	$2,994.7	2.5%
Gross profit	163.7	220.3	(25.7)%
Gross profit % of net sales	5.3%	7.4%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact	$37.5
Volume impact	149.6
Acquisitions and divestitures	(111.4)

Total increase	$75.7

     The net sales increase in the nine months ended September 30, 2008 was primarily driven by a favorable volume variance of $149.6 million. Industrial operations, superspreads and consumer cheese volume increased $161.8 million, $11.5 million and $4.6 million, respectively, over the same period last year. The $161.8 million increase in industrial operations was primarily due to milk sales to our former Cheese & Protein International (“CPI”) subsidiary. Foodservice and resale volume of bulk butter and cheese declined $18.9 million and $12.3 million, respectively. The favorable pricing / mix variance of $37.5 million was mainly due to rising average cheese market prices for the nine months ended September 30, 2008 of $0.24 per pound compared to the same period last year. The increase in market price caused net sales for foodservice, consumer cheese and superspreads to increase $52.3 million, $31.5 million, and $18.0 million, respectively, compared to the same period last year. The acquisitions and divestitures category includes the effect of the sale of Cheese & Protein International in April 2007 which resulted in a decline in cheese sales.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$(50.4)
Volume impact	(0.2)
Unrealized hedging	3.2
Acquisitions and divestitures	(9.2)

Total decrease	$(56.6)
     The negative margin / mix variance of $50.4 million was primarily due to declining nonfat dry milk, whey and cheese markets in the current year versus rising markets in the prior year. In addition, the business experienced higher distribution expenses across all businesses due to rising fuel costs partially offset by pricing increases across all major businesses. The negative variance was partially offset by a $3.2 million increase in unrealized hedging gains compared to the same period in 2007. The acquisitions and divestitures category includes the effect of the sale of substantially all of CPI’s assets in April 2007.
Feed

	For the nine months ended September 30,
($ in millions)	2008	2007	% change
Net sales	$2,858.3	$2,175.9	31.4%
Gross profit	218.5	205.5	6.3%
Gross profit % of net sales	7.6%	9.4%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact.	$621.5
Volume impact	69.9
Acquisitions and divestitures	(9.0)

Total increase	$682.4
     The $621.5 million favorable pricing / mix variance was primarily due to the effect of commodity price increases, which increased sales in ingredients, livestock and lifestyle by $253.8 million, $229.3 million and $94.2 million, respectively. Dairy feed, grass cattle and swine feed sales accounted for the largest increases in the livestock category, and horse and companion animal feed accounted for the majority of the lifestyle increases. The favorable volume variance of $69.9 million was primarily due to volume improvements in direct ship ingredients, premix and companion animal feed. Favorable commodity prices as well as deteriorating forage conditions over the prior year have primarily driven this volume increase. These improvements were partially offset by declines in the livestock category, mainly feedlot, dairy and swine. The acquisition and divestiture category includes the impact of decreased sales due to the contribution of a Kansas facility to a feedlot joint venture in February 2007.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$39.2
Volume impact	0.1
Unrealized hedging	(26.4)
Acquisitions and divestitures	0.1

Total increase	$13.0
     Gross profit increased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to favorable ingredient cost positions partially offset by higher energy and distribution costs. The positive margin / mix variance of $39.2 million was primarily due to pricing improvement in relation to ingredient costs.

Premix, ingredient, horse, dairy and swine margins improved $24.1 million, $6.9 million, $3.7 million, $3.1 million and $3.1 million, respectively. Unrealized hedging losses of $25.6 million, compared to the prior year unrealized hedging gains of $0.8 million, offset a large portion of the margin favorability.
Seed

	For the nine months ended September 30,
($ in millions)	2008	2007	% change
Net sales	$920.2	$739.5	24.4%
Gross profit	102.8	98.7	4.2%
Gross profit % of net sales	11.1%	13.3%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact	$108.6
Volume impact	72.1

Total increase	$180.7
     The $108.6 million pricing / mix variance was primarily related to a $81.7 million increase in corn sales due to increased triple stack trait sales and a $23.6 million increase in soybeans due to increased market prices. The $71.7 million favorable volume variance was primarily due to a $64.2 million increase in soybean volume growth due to an increase in acres planted.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$7.8
Volume impact	9.2
Unrealized hedging	(12.9)

Total increase	$4.1
     The $7.8 million positive margin / product mix variance was driven by a $5.1 million increase in corn due to increased sales of triple stack traited products, $1.2 million higher sunflower margins, $0.9 million for a new inoculation product line and $0.9 million higher margins in alfalfa due to a higher inventory reserve adjustment in 2007. The $9.2 million favorable volume variance was primarily due to a $9.7 million increase in soybeans due to a shift in acres planted. These positive impacts were offset by a $12.9 million increase in unrealized hedging losses compared with the prior year.
Layers

	For the nine months ended September 30,
($ in millions)	2008	2007	% cha
Net sales	$455.2	$354.6	28.4%
Gross profit	59.4	46.0	29.1%
Gross profit % of net sales	13.0%	13.0%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact	$101.4
Volume impact	(0.8)

Total increase	$100.6
     The $101.4 million positive pricing / mix variance was primarily driven by higher egg prices for the nine months ended September 30, 2008 compared to the same period in 2007. The average quoted price based on the Urner Barry Midwest Large market increased to $1.35 per dozen in 2008 compared to $1.07 per dozen in 2007.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$18.5
Volume impact	(1.1)
Unrealized hedging	(4.0)

Total increase	$13.4

     The gross profit increase was primarily attributable to the increase in the average market price of eggs. Partially offsetting the impact of higher egg prices were higher feed and other input costs, $1.1 million due to volume declines and a $4.0 million increase in unrealized hedging losses for the nine months ended September 30, 2008 compared to the same period in 2007.
     Agronomy
     Net sales and gross profit for Agronomy include the results of our wholesale crop protection products business which was consolidated effective September 1, 2007 upon the repositioning of Agriliance. For further information, see the discussion under the caption “Overview — General.” The following analysis includes a comparison of the nine month period ending September 30, 2008 compared to the one month period ending September 30, 2007 combined with the stand-alone net sales and gross profit of the wholesale crop protection products business for the nine month period ending September 30, 2007 as previously reported in Agriliance’s financial results.
          Net Sales
     Net sales for the nine months ended September 30, 2008 were $2,123.0 million. The combined net sales including the one month ending September 30, 2007 for Land O’Lakes and the stand-alone crop protection products results for Agriliance for the nine months ended September 30, 2007 were $1,243.0 million. The $880.0 million increase in net sales was primarily related to sales from our crop protection products business to the Agriliance retail business, which were previously recorded as intercompany transfers and eliminated within Agriliance. Also contributing to the increase were improved sales in herbicides and fungicides, primarily due to increased demand.
          Gross Profit
     Gross profit for the nine months ended September 30, 2008 was $259.1 million. The combined gross profit including the one month ending September 30, 2007 results for Land O’Lakes and the stand-alone crop protection products results for Agriliance for the nine months ended September 30, 2007 was $87.2 million. The $171.9 million increase in gross profit was primarily related to a $64.0 million increase in recognition of vendor rebates due to the timing of formalizing vendor rebate agreements earlier in 2008 than in 2007, which resulted in earlier recognition of the vendor rebates in the Company’s consolidated financial statements.. In addition, sales from our crop protection products business to the Agriliance retail business, which were previously recorded as intercompany transfers also resulted in increased gross profit. Also contributing to the increase were higher prices and inventory appreciation in most product groups driven by stronger demand for crop inputs as customers looked to improve yields driven by higher commodity prices. These increases were partially offset by returns reserves, increased distribution costs and a step up in inventory value as part of the purchase accounting adjustment.
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
     Total long-term debt, including the current portion, was $579.3 million at September 30, 2008 compared to $590.0 million at December 31, 2007. The decrease was primarily due to debt repayments for borrowings of consolidated subsidiaries.
     Our primary sources of debt at September 30, 2008 include a $225.0 million revolving credit facility, of which $15.0 million was outstanding, a $400.0 million receivables securitization facility of which $400.0 million was outstanding, $175 million in 9.00% senior secured notes, $192.7 million in 8.75% senior unsecured notes and $190.7 million of 7.45% capital securities.

     At September 30, 2008, $20.6 million of our long-term debt, including $5.0 million of capital lease obligations, was attributable to MoArk. We do not provide any guarantees or support for MoArk’s debt. In addition, we had $0.3 million of other long-term debt at September 30, 2008.
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At September 30, 2008, we had available cash and cash equivalents on hand of $28.8 million. Total equities at September 30, 2008 were $1,094.8 million.
     Our total liquidity is as follows:

	As of	As of	As of
	September 30,	September 30,	December 31,
	2008	2007	2007
	($ in millions)
Cash and cash equivalents	$28.8	$54.1	$116.8
Availability on revolving credit facility	176.7	196.0	196.0
Availability on receivable securitization program	—	20.0	230.0
Availability on MoArk revolving credit facility	40.0	40.0	40.0

Total liquidity	$245.5	$310.1	$582.8
     Total liquidity decreased from December 31, 2007 to September 30, 2008 primarily due to seasonal working capital requirements within the Agronomy and Feed segments. We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months.
Cash Flows
Adjustment and Restatement of Financial Results
     As described in Overview — Adjustment and Restatement of Prior Years’ Consolidated Financial Statements, the Company has restated its financial results for the three and nine months ended September 30, 2007 due to accounting errors made by the Company’s Agriliance joint venture related to the recording of vendor rebates. In addition, the Company has adjusted its financial results for the three and nine months ended September 30, 2007 due to accounting errors in the Company’s MoArk subsidiary. Total operating, investing and financing activities did not change although individual captions within operating activities were corrected. The effects of the adjustments on operating activities within the consolidated statement of cash flows for the nine months ended September 30, 2007 are as follows:

	Previously	Effect of	Effect of
	Reported	MoArk	Agronomy	Restated
	2007	Adjustment	Restatement	2007
	($ in millions)
Net earnings	$156.6	$(2.2)	$(19.2)	$135.2
Depreciation and amortization	61.5	1.1	—	62.6
Amortization of deferred financing costs	1.7	0.5	—	2.2
Bad debt expense	2.3	0.2	—	2.5
Deferred income tax benefit	(17.9)	(1.3)	(11.9)	(31.1)
Equity in earnings of affiliated companies	(58.0)	—	26.7	(31.3)
Change in receivables	(190.0)	0.1	4.4	(185.5)
Change in other current assets	305.3	0.6	—	305.9
Change in accrued expenses	66.8	1.0	—	67.8
     The following tables summarize the key elements in our cash flows for the following periods:

	For the Nine Months Ended
Operating Activities	September 30,
	2008	2007
	($ in millions)
Net earnings	$192.6	$135.2
Adjustments to reconcile net earnings to net cash used by operating activities.	76.4	(5.9)
Changes in current assets and liabilities, net of acquisitions and divestitures	(467.9)	(162.0)

Net cash used by operating activities	$(198.9)	$(32.7)

     Net cash used by operating activities increased $166.2 million in the nine months ended September 30, 2008 compared to the same period in 2007.
     Although net earnings increased by $57.4 million in the nine months ended September 30, 2008 compared to the same period in 2007, that increase was more than offset by the increased working capital requirements of $305.9 million. The increased working capital requirements are primarily related to seasonal requirements for the Agronomy crop protection products business, which was distributed to the Company as part of the Agronomy repositioning in September 2007.
Investing Activities

	For the Nine Months Ended
	September 30,
	2008	2007
	($ in millions)
Additions to property, plant and equipment	$(120.5)	$(62.3)
Acquisitions, net of cash acquired	(9.0)	(2.9)
Investments in affiliates	(50.9)	(216.6)
Distributions from investments in affiliated companies	8.8	—
Net settlement on repositioning investment in joint venture	—	(133.5)
Net proceeds from divestiture of businesses	—	212.1
Proceeds from sale of investments	0.1	0.5
Proceeds from sale of property, plant and equipment	5.6	5.1
Insurance proceeds for replacement assets	5.3	8.6
Changes in notes receivable	(11.6)	(18.2)
Other	3.0	(0.7)

Net cash used by investing activities	$(169.2)	$(207.9)
     Net cash used by investing activities decreased $38.7 million for the nine months ended September 30, 2008 compared to the same period from the prior year. In the nine months ended September 30, 2008, spending on property, plant and equipment increased $58.2 million, while investments in affiliates decreased $165.7 million. In 2007, significantly higher spending occurred as a result of the $133.5 million of net settlement on the repositioning of the crop protection product assets from Agriliance, $215.9 million of additional capital to Agriliance to pay down debt and to support working capital requirements, partially offset by $211.9 million of net proceeds received from the divestiture of substantially all the assets related to the Company’s Cheese & Protein International subsidiary.
     We expect total capital expenditures to be approximately $170 million in 2008. Of such amount, we currently estimate that a minimum range of $40 million to $50 million of ongoing maintenance capital expenditures will be required.
Financing Activities

	For the Nine Months Ended
	September 30,
	2008	2007
	($ in millions)
Increase in short-term debt, net	$388.7	$282.6
Proceeds from issuance of long-term debt	0.5	5.5
Principal payments on long-term debt	(14.1)	(36.9)
Payments for redemption of member equities	(94.9)	(36.2)
Other	(0.1)	(0.1)

Net cash provided by financing activities	$280.1	$214.9
     Net cash provided by financing activities increased $65.2 million for the nine months ended September 30, 2008 compared to the same period from the prior year. The change is primarily due to increased short term borrowings of $106.1 million on the securitization and revolving credit facilities, which were used to partially fund the current working capital requirements and a reduction in principal payments on long-term debt of $22.8 million. These were partially offset by $58.7 million of increased payments for the redemption of member equities.
Principal Debt Facilities
     We maintain a $225.0 million, five-year secured revolving credit facility. Under this facility, lenders have committed to make advances and issue letters of credit until August 2011. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is tied to the Company’s leverage ratio. Based on our leverage ratio at the end of September 2008, the LIBOR margin for the revolving credit facility was 87.5 basis points and the spread for the Alternative Base Rate was 20 basis points. LIBOR may be set for one, two, three or six month periods at our election. There was $15.0 million and $0 outstanding on our revolving credit facility at September 30, 2008 and December 31, 2007, respectively.
     We also maintain a $400 million five-year receivables securitization facility, which matures in 2011, to finance short-term borrowing needs. Land O’Lakes and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned special purpose entity (“the SPE”). The Company sells the receivables to the SPE in order to obtain financing for its short-term borrowing needs.

Under this facility, the SPE enters into borrowings with CoBank, which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. The effective cost of the facility is LIBOR plus 87.5 basis points. The SPE does not meet the definition of a qualified special purpose entity, and the assets and liabilities of the SPE are fully consolidated in the Company’s consolidated financial statements. The SPE’s receivables were $773.6 million and $732.0 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, there was $400.0 million outstanding, and $0.0 was available under this facility. At December 31, 2007, there was $70.0 million outstanding, and $230 million was available under this facility.
     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes became callable in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price will be 102.25%. The notes are callable at par beginning in December 2009. The balance outstanding for these notes at September 30, 2008 was $175 million.
     In December of 2008, the Company made open market purchases and retired $25.3 million of the outstanding 9.00% Senior secured notes.
     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes became callable in November 2006 at a redemption price of 104.375%. In November 2007, the redemption price declined to 102.917% and in November 2008, the redemption price declined to 101.458%. The notes are callable at par beginning in November 2009. In September 2005, $3.8 million of these notes were tendered in accordance with the terms of the indentures of the notes, which required a par offer in August 2005 as a result of receiving cash proceeds from the sale of our investment in CF Industries. In November 2005, we completed a “modified Dutch Auction” cash tender for these notes and purchased $149.7 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount. In April 2007, upon receipt of the proceeds related to the sale of substantially all the assets related to our Cheese & Protein International LLC subsidiary, we launched a par offer in accordance with the terms of the indentures governing these notes and $2.7 million of notes were tendered. In addition to the modified Dutch Auction, we, or our affiliates, are permitted by the indentures governing our 8.75% senior unsecured notes and our 9.00% senior secured notes to make open market purchases of such notes, and at such terms and at such prices as we or our affiliates may determine. As such, in August 2007, an additional $1.1 million of our 8.75% notes were purchased. The balance outstanding for these notes at September 30, 2008 was $192.7 million.
     In November and December of 2008, the Company made open market purchases and retired a total of $18.7 million of the outstanding 8.75% Senior unsecured notes.
     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. At September 30, 2008, the outstanding balance of Capital Securities was $190.7 million.
     The credit agreements relating to the revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain certain interest coverage and leverage ratios. Land O’Lakes debt covenants were all satisfied as of September 30, 2008.
     On February 18, 2009, the Company, on a precautionary basis, requested waivers from the lenders participating in its five-year revolving credit facility and the from the participants in its accounts receivable securitization facility related to possible defaults that may have occurred with respect to such facilities. The possible defaults relate to the accuracy, when delivered, of historical financial statements that were later adjusted or restated. The Company does not believe that any defaults actually occurred. The lenders under both facilities granted the waiver requests as of February 20, 2009.
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

     MoArk has a $40 million revolving credit facility, which is subject to a borrowing base limitation and matures June 1, 2009. MoArk is currently negotiating a three-year extension to this facility. Borrowings under the revolving credit facility were $0 at both September 30, 2008 and December 31, 2007. The revolving credit facility is subject to certain debt covenants, which were all satisfied as of September 30, 2008. The facility is not guaranteed by Land O’Lakes, nor is it secured by our assets. MoArk had outstanding notes and term loans of $17.2 million and $29.5 million as of September 30, 2008 and December 31, 2007, respectively. The decline in MoArk’s long-term debt was primarily due to payments on various term notes from cash provided by operations.
Capital Leases
     MoArk had capital leases at September 30, 2008 of $5.0 million for land, buildings, machinery and equipment at various locations. The interest rates on the capital leases range from 6.00% to 8.25% with a weighted average rate of 7.00%. The weighted average term until maturity is three years. Land O’Lakes does not provide any guarantees or support for MoArk’s capital leases.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS 157, which did not have a material impact on the consolidated financial statements. Additionally, in February 2008, the FASB issued FASB Staff Positions (FSP) Financial Accounting Standard 157-1 (“FSP 157-1”) and 157-2 (“FSP 157-2”). FSP 157-1 removes leasing from the scope of SFAS 157, and FSP 157-2 delays the effective date of SFAS 157 from January 1, 2008 to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect these statements to have a material impact on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. This pronouncement was adopted effective December 31, 2007. The measurement date aspect of the pronouncement is effective for fiscal years ending after December 15, 2008 and the Company adopted that provision of SFAS 158 effective December 31, 2008.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement provides companies an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 became effective January 1, 2008 and the Company has elected not to measure any financial instruments or certain other items at fair value.
     In April 2007, the FASB issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”). FIN 39-1 permits companies that enter into master netting arrangements to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral. The Company has master netting arrangements for its exchange traded futures and options contracts. When the Company enters into a futures or options contract, an initial margin deposit may be required by the broker. The amount of the margin deposit varies by commodity. If the market price of a futures or options contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. Upon adoption of FIN 39-1 on January 1, 2008, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements with the right to reclaim cash collateral or obligation to return cash collateral. The adoption of FIN 39-1 did not have an impact on the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The statement applies to all business combinations, including combinations among mutual enterprises. SFAS 141(R) requires all business combinations to be accounted for by applying the acquisition method and is effective for periods beginning on or after

December 15, 2008, with early adoption prohibited. The Company will adopt SFAS 141(R) prospectively for all business combinations where the acquisition date is on or after January 1, 2009 and will cease amortizing goodwill created as a result of business combinations between mutual enterprises.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment to ARB No. 51” (“SFAS 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires the reclassification of noncontrolling interests, also referred to as minority interest, to the equity section of the consolidated balance sheet presented upon adoption. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 160 as of January 1, 2009 and does not expect this statement to have a material impact on its consolidated financial statements.
     In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. EITF 07-1 shall be applied using a modified version of retrospective transition for those arrangements in place at the effective date. The Company will adopt EITF 07-1 as of January 1, 2009, and does not expect this statement to have a material impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133” (“SFAS 161”), which expands quarterly and annual FASB 133 disclosure requirements regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161 as of January 1, 2009 and does not expect this statement to have a material impact on its consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will adopt FSP 142-3 as of January 1, 2009, and does not expect it to have a material impact on its consolidated financial statements.
     In October 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). The objective of this issue is to clarify how to account for certain transactions involving equity method investments, including how the initial carrying value of an equity method investment should be determined. EITF 08-6 is effective as of January 1, 2009, and the Company does not expect this statement to have a material impact on its consolidated financial statements.
     In December 2008, the FASB issued FASB Staff Position No. 132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132 (R)-1”), and requires that an employer disclose the following information about the fair value of plan assets: 1) how investment allocation decisions are made, including the factors that are pertinent to understanding investment policies and strategies; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. This FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The adoption of this FSP in 2009 will increase the disclosures within the Company’s consolidated financial statements related to the assets of its defined benefit pension and other postretirement benefit plans.
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
     Rebates Receivable. We receive vendor rebates primarily from seed and chemical suppliers. These rebates are usually covered by binding agreements, which are agreements between the vendor and the Company or published rebate programs, but can also be open-ended, subject to future definition or revisions. Rebates are recorded as earned in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, when probable and reasonably estimable based on terms defined in the binding arrangements, or in the absence of such arrangements, when cash is received. Rebates covered by binding arrangements which are not probable and estimable are accrued when certain milestones are achieved. Because of the timing of vendor crop year programs relative to the Company’s fiscal year-end, a significant portion of rebates have been collected prior to the end of the Company’s year-end. Actual rebates received, however, can vary year over year, mainly due to the timing of when binding arrangements are finalized and when cash is received.
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
     Recoverability of Long-Lived Assets. The test for goodwill impairment is a two-step process and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured in the second step as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. The test for impairment of unamortized other intangible assets is performed on at least an annual basis. The fair value of the Company’s unamortized trademarks and license agreements is determined using a discounted cash flow model with assumed royalty fees and sales projections. The Company deems unamortized other intangible assets to be impaired if the carrying amount of an asset exceeds its fair value. The Company tests the recoverability of all other long-lived assets whenever events or changes in circumstance indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems these other assets to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If these other assets were determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. In assessing the recoverability of the Company’s long-lived assets, management relies on a number of assumptions including operating results, business plans, economic projections, and marketplace data. Changes in these factors and/or changes in the economic environment in which we operate may result in future impairment charges.
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
     Our expected rate of return on plan assets is determined by our asset allocation, historical long-term investment performance, and our expectation of the plans’ investment strategies. The expected rate of return on plan assets used to determine net period benefic cost for 2008 is 8.25% compared to 8.25% for 2007. Actual future net pension and postretirement benefits expense will depend on each plan’s investment performance, changes in future discount rates and various other factors related to the populations participating in the plans.
     Income Taxes, Tax Valuation, and Uncertain Tax Positions. Our annual tax rate is based on statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. In addition we are subject to the complex rules related to taxation of a cooperative. We are required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been reflected in our consolidated financial statements or tax returns. This process requires management to make assessments regarding the timing and probability of the ultimate tax impact. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties under Financial Accounting Standards Board Interpretations ("FIN") 48, Accounting for Uncertainties in Income Taxes. We review our tax positions quarterly as new information becomes available. We adjust these reserves in light of changing facts and circumstances. Our provision for income taxes includes the impact of reserve positions and changes to those reserves.
     Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We record valuation allowances on deferred tax assets if we determine it is more likely than not that the asset will not be realized. The accounting estimates related to the tax valuation allowance require us to make assumptions regarding the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. These assumptions require significant judgment. The impact of changes in actual performance versus management's estimates could be material.

Forward-Looking Statements
     The information presented in this Form 10-Q under the headings “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “could”, “should”, “seeks”, “pro forma” and “intend” and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in “Part II. Other Information Item 1A. Risk Factors” on pages 57 to 58. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in “Part II. Other Information Item 1A — Risk Factors” on pages 57 to 58. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For the nine months ended September 30, 2008 the Company did not experience significant changes in market risk exposures that materially affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of material weaknesses in our internal control over financial reporting, as described below.
(b)	Remediation and Changes in Internal Control over Financial Reporting
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
Material Weakness Identified as of April 15, 2008:
     As previously reported in the Company’s Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on April 15, 2008 and in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified a material weakness in the internal control over our financial reporting as of December 31, 2007 and as of March 31, 2008 related to ineffective controls over the accounting for vendor rebates recognized in the crop protection products business. Specifically, the Company did not have sufficient documentation evidencing certain company-specific rebates with some vendors at the onset of a program year. EITF 02-16 requires evidence of a binding arrangement to support the recognition of vendor rebates. Because of the material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 and as of March 31, 2008 based on the criteria established in “Internal Control — Integrated Framework” issued by COSO. A monthly internal control process was implemented in 2008 with the following remediation steps:
•	Develop a process to obtain evidence to support the existence of binding arrangements with vendors, and

•	Improve the accounting personnel review processes and procedures over the existence of such evidence of binding arrangements to support vendor rebates recognized in the consolidated financial statements.
     Management believes these new policies and procedures were effective in remediating this material weakness. The process was tested during second quarter internal controls testing. No deficiencies were found and management has concluded that the process and controls are operating effectively. The material weakness was remediated with changes to the internal controls as mentioned above and all financial statements included in this Form 10Q include the proper impact of vendor rebates per EITF 02-16.
Material Weaknesses Identified as of September 30, 2008:
Inadequate interim periodic close process
     We did not have adequate policies and procedures in the seed and crop protection products businesses, and personnel lacked sufficient training, to ensure that accurate interim financial results were prepared on a timely basis under our normal periodic financial close process. This material weakness resulted in accounting errors in the seed and crop protection products businesses.
     On Form 8-K/A filed by the Company on February 5, 2009, the Company disclosed that net earnings for both the three and nine months ending September 30, 2008 as set forth in its consolidated financial statements would be reduced by approximately $12 million. Net earnings, after adjusting for all errors, as reported in this Form 10-Q for the three and nine months ending September 30, 2008 was reduced by $19.3 million.
Personnel lacked adequate accounting expertise and business knowledge
     Management did not maintain a sufficient complement of personnel in the crop protection products business with an appropriate level of accounting knowledge, experience with the business and training in the application of generally accepted accounting principles commensurate with the Company’s complex financial accounting and reporting requirements and low materiality thresholds. As a result of this material weakness, there is a reasonable possibility that matters which could result in errors material to our financial reporting will not be identified and addressed on a timely basis. Controls were not effective to ensure that significant accounting estimates and elimination of intercompany transactions were appropriately reviewed, analyzed and modified as necessary on a timely basis to prevent and detect material errors.
Inadequate books and records
     Management identified a material weakness in the internal controls over the Company’s annual financial reporting related to the maintenance of adequate books and records that would enable management to assert to the accuracy of MoArk’s financial statements. This material weakness relates to MoArk’s financial books and records through fiscal year 2006.
Remediation and Changes in Internal Control over Financial Reporting:
     We are planning the following actions to address the material weaknesses in the seed and crop protection products businesses including: (a) enhancing the current quarterly review process and variance analyses to assess items at appropriate materiality levels, (b) adding procedures to the monthly variance analyses which address the timeliness and accuracy of those reviews, (c) adding accounting resources to ensure completeness and timely recording of accounting transactions at quarter end, and (d) implementing new training procedures to ensure personnel are adequately trained to perform their job responsibilities.
      Beginning in 2007, MoArk consolidated and centralized its finance organization and currently has appropriate controls in place to ensure the existence and proper maintenance of its books and records. This does not remediate the issue noted above for years up to and including 2006.
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
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study. The USDA expects to complete its draft EIS in June of 2009, with a final EIS to be completed by the end of 2009. Although the Company believes the outcome of the environmental study will be favorable, which would allow for the reintroduction of the product into the market by 2010, there are approximately $13.3 million of purchase commitments with seed producers over the next year and $23.1 million of inventory as of September 30, 2008, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. As of September 30, 2008, based on the most recent facts and circumstances available to the Company, an $8.9 million charge was recorded for an environmental reserve in the Company’s Other segment.
     On March 31, 2008, MoArk, LLC received a subpoena from the U.S. Department of Justice (the “Justice Department”) through the U.S. Attorney for the Eastern District of Pennsylvania, to provide certain documents for the period of January 1, 2002 to March 27, 2008, related to the pricing, marketing and sales activities within its former egg products business. On February 19, 2009, the Justice Department notified the Company that it had closed its investigation.
     On October 27, 2008, MoArk and its wholly owned subsidiary, Norco Ranch, Inc. (“Norco”), received Civil Investigative Demands from the Office of the Attorney General of the State of Florida seeking documents and information relating to the production and sale of eggs and egg products. MoArk and Norco are cooperating with the Attorney General’s office. We cannot predict what, if any, impact this inquiry and any results from such inquiry could have on the future financial position or results of operations of Norco, MoArk or the Company.
     Between September 2008 and January 2009, a total of twenty-two related class action lawsuits were filed against a number of producers of eggs and egg products in three different jurisdictions. The complaints fall into two distinct groups: those alleging a territorial allocation conspiracy among certain defendants to fix the price of processed “egg products,” such as liquid or dried eggs; and those alleging concerted action by producers of shell eggs to restrict output and thereby increase the price of shell eggs. The Plaintiffs in these suits seek unspecified damages and injunctive relief on behalf of all purchasers of eggs and egg products, as well as attorneys’ fees and costs, under the United States antitrust laws. These cases have been consolidated for pretrial proceedings in the District Court for the Eastern District of Pennsylvania. MoArk has been named as a defendant in twenty-one of the cases. Norco Ranch, Inc., has been named as a defendant in thirteen of the cases. The Company has been named as a defendant in eight cases. MoArk, Norco and the Company deny the allegations set forth in the complaints. We cannot predict what, if any, impact these lawsuits could have on the future financial position or results of operations of Norco, MoArk or the Company.

     The twenty-two cases are as follows: Adam Properties, Inc. v. Michael Foods, Inc. et al. (08-cv-06030); Bemus Point Inn, Inc. v. United Egg Producers, Inc., et al. (08-cv-04750); Brigiotta’s Farmland Produce and Garden Center, Inc., et al. (08-cv-04967), Country Foods v. Hillandale Farms of Pa., Inc., et al. (08-cv-05078); Eby-Brown Company, LLC v. United Egg Producers, Inc., et al. (08-cv-05167); Eggology, Inc. v. United Egg Producers, Inc., et al. (08-cv-05168); Goldberg and Solovy Foods, Inc. v. United Egg Producers, Inc., et al. (08-cv-05166); John A. Lisciandro v. United Egg Producers, et al. (08-cv-05202); Julius Silvert, Inc. v. Golden Oval Eggs LLC, et al. (08-cv-05174); Karetas Foods, Inc. v. Cal-Maine Foods, Inc., et al. (08-cv-04950); Nussbaum — SF, Inc. v. United Egg Producers, Inc., et al. (08-cv-04819); Oasis Foods Company v. Michael Foods, Inc., et al. (08-cv-05104); Pilar M. DeCastro & Co., Inc., et al. v. Cal-Maine Foods, Inc., et al. (09-cv-00101); SensoryEffectsFlavor Co. v. United Egg Producers, Inc., et al. (08-cv-05970); Sicilian Chefs, Inc. v. Michael Foods, Inc., et al. (08-cv-06036); Somerset Industries, Inc. v. Cal-Maine Foods, Inc., et al., (08-cv-04676); The Egg Store, Inc. v. United Egg Producers, Inc., et al., (08-cv-04880); T.K. Ribbing’s Family Restaurant v. United Egg Producers, et al. (08-cv-4653); Williams v. United Egg Producers, Inc., et al. (08-cv-5431); Wixon, Inc. v. United Egg Producers, Inc., et al. (08-cv-05368); Zaza, Inc. v. Michael Foods, Inc.; et al. (08-cv-06239); and Zeqiri Corp v. Golden Oval Eggs, LLC, et al.(2008-cv-06239.
Item 1A. Risk Factors
Set forth below is a summary of the material risk factors for Land O’Lakes:
•	COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

•	OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR MARGINS, PARTICULARLY THOSE RELATED TO OUR SALES OF ROUNDUP® READY ALFALFA.

•	CURRENT AND THREATENED LITIGATION COULD INCREASE OUR EXPENSES, REDUCE OUR PROFITABILITY, AND, IN SOME CASES, ADVERSELY AFFECT OUR BUSINESS REPUTATION.

•	IF AUDITED FINANCIAL STATEMENTS ARE NOT SUBMITTED IN ACCORDANCE WITH THE TERMS OF OUR PRINCIPAL DEBT FACILITIES, A COVENANT DEFAULT COULD RESULT UNLESS WE ARE ABLE TO CURE THE DEFAULT WITHIN THE PRESCRIBED CURE PERIOD OR UNLESS THE COVENANT IS OTHERWISE WAIVED.

•	THE GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED SALES AND MARGINS AND COULD CONTINUE TO NEGATIVELY IMPACT OUR SALES AND MARGINS.

•	CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR DAIRY FOODS REVENUES AND CASH FLOWS.

•	OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER CONDITIONS.

•	INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILTIY.

•	OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

•	CHANGES IN THE MARKET PRICES OF THE COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR MARGINS TO DECLINE AND REDUCE THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES.

•	A CONTINUING OR DEEPENING DOWNTURN OF THE U.S. ECONOMY, INCLUDING INCREASED VOLATILITY IN THE CREDIT MARKETS, COULD ADVERSELY IMPACT OUR CUSTOMERS’ AND VENDORS’ ABILITY OR WILLINGNESS TO CONDUCT BUSINESS WITH US ON THE SAME TERMS OR AT THE SAME LEVELS AS THEY HAVE HISTORICALLY.

•	WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

•	CERTAIN OF OUR BUSINESS MAY BE ADVERSELY AFFECTED BY OUR DEPENDENCE UPON OUR SUPPLIERS.

•	THE MANNER IN WHICH WE PAY FOR CERTAIN OF OUR INPUTS AND OTHER PRODUCTS THAT WE DISTRIBUTE EXPOSES US TO SUPPLIER-SPECIFIC RISK.

•	INCREASED FINANCIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT FACILITIES AND TO OPERATE OUR BUSINESSES.

•	SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

•	IF CREDITORS OF OUR SUBSIDIARIES AND JOINT VENTURES MAKE CLAIMS WITH RESPECT TO THE ASSETS AND EARNINGS OF THESE COMPANIES, SUFFICIENT FUNDS MAY NOT BE AVAILABLE TO REPAY OUR INDEBTEDNESS AND WE MAY NOT RECEIVE THE CASH WE EXPECT FROM INTERCOMPANY TRANSFERS.

•	THE COLLATERAL PLEDGED IN SUPPORT OF OUR DEBT OBLIGATIONS MAY NOT BE VALUABLE ENOUGH TO SATISFY ALL THE BORROWINGS SECURED BY THE COLLATERAL.

•	A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.

•	OUR LIMITED ACCESS TO EQUITY MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL.

•	INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

•	OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

•	PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

•	WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS AND REGULATIONS APPLICABLE TO OUR OPERATIONS.

•	STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

•	THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.

Item 6. Exhibits
     (a) Exhibits

EXHIBIT	DESCRIPTION
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed electronically herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 24th day of February, 2009.

LAND O’LAKES, INC.
By	/s/ Daniel Knutson
Daniel E. Knutson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)