Form 10-K
period 2008-12-31
LAND O LAKES INC
filed 2009-03-20
CIK 1032562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     The number of shares of the registrant’s common stock outstanding as of March 1, 2009: 870 shares of Class A common stock, 3,841 shares of Class B common stock, 164 shares of Class C common stock, and 1,011 shares of Class D common stock.
     Documents incorporated by reference: None.

FORWARD-LOOKING STATEMENTS
     The information presented in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” contains forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-K, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “could”, “should”, “seeks”, “pro forma” and “intend” and similar expressions, as they relate to us, are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in “Item 1A. — Risk Factors” on pages 16 to 25. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in “Item 1A — Risk Factors” on pages 16 to 25. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.
Website
     We maintain a website that contains additional information about Land O’Lakes, Inc. Our website address is www.landolakesinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases and earnings releases are available, free of charge, on our website as soon as practicable after they are released publicly or filed with the SEC.
PART I
Item 1. Business.
     Unless context requires otherwise, when we refer to “Land O’Lakes,” the “Company,” “we,” “us,” or “our,” we mean Land O’Lakes, Inc. together with its consolidated subsidiaries.
Overview
     In 1921, we were formed as a cooperative designed to meet the needs of dairy farmers located in the Midwest. We have expanded our business through mergers, acquisitions and joint ventures to diversify our product portfolio, to leverage our portfolio of brand names, to achieve economies of scale and to extend our geographic coverage. We operate our business in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. Dairy Foods develops, produces, markets and sells a variety of premium butter, spreads, cheese and other related dairy products. Feed develops, produces, markets and distributes animal feed to both the lifestyle and livestock animal markets. Seed develops, markets, distributes and sells seed for a variety of crops, including alfalfa, corn, soybeans, forages and turf grass. Agronomy primarily consists of the operations of Winfield Solutions, LLC (“Winfield”), a wholly owned subsidiary established in September 2007 upon the distribution of certain wholesale crop protection product assets to the Company from Agriliance LLC. Winfield operates primarily as a wholesale distributor of crop protection products. Agronomy also includes a 50% equity investment in Agriliance LLC, which only operates a retail agronomy distribution business. Layers produces, distributes and markets shell egg products through MoArk, LLC (“MoArk”). We have additional operations and interests in other joint ventures and investments that are not consolidated in our five operating segments.
Business Segments
     We operate our business in five reportable segments: Dairy Foods, Feed, Seed, Agronomy, and Layers. For financial information by reportable segment, see Item 8. Financial Statements and Supplementary Data — “Notes to Consolidated Financial Statements” included in this Form 10-K.
Dairy Foods
     Overview. We produce, market and sell butter, spreads, cheese and other related dairy products. We sell our products under our national brand names and trademarks, including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under our regional brands such as New Yorker. Our network of 10 dairy manufacturing facilities is geographically diverse and allows us to support our customers on a national scale. Our customer base includes national supermarket and super-center chains, industrial customers, including major food processors, and foodservice customers, including restaurants, schools, hotels and airlines.

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
     Cheese. We produce and sell cheese for retail sale in deli and dairy cases, to foodservice businesses and to industrial customers. Our deli case cheese products are marketed under the LAND O LAKES, Alpine Lace and New Yorker brand names. Our dairy case cheese products are sold under the LAND O LAKES brand name. We also sell cheese products to private label customers. We offer a broad selection of cheese products including cheddar, monterey jack, mozzarella, provolone, parmesan, romano, american and other processed cheeses.
     Other. We manufacture nonfat dry milk and whey for sale to our industrial customers. We produce nonfat dry milk by drying the nonfat milk by-product of our butter manufacturing process. It is used in processed foods, such as instant chocolate milk. Whey is a valued protein-rich by-product of the cheese-making process and is used in processed foods, sports drinks and other nutritional supplements.
     Raw Milk Wholesaling. We purchase raw milk from our members and sell certain portions of it directly to other dairy manufacturers. We generate substantial revenues but negligible margins on these sales. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation — Wholesaling and Brokerage Activities.”
     New Products. In 2008, LAND O LAKES Butter was introduced in convenient, new “half-stick” packaging. In 2007, we introduced “western style” butter cartons for West Coast customers and a 15-ounce tub of spreadable Butter with Canola Oil.
     Sales, Marketing and Advertising. In order to meet the needs of our retail, foodservice and industrial customers, sales efforts are specifically designed to service each customer base. Our retail customers are serviced through direct sales employees and independent national food brokers. Our retail sales force consists of approximately 60 employees who service our larger retail customers, such as supermarket and super-center chains, and manage our national food broker relationships. We spent $29.5 million on advertising and promotion for the year ended December 31, 2008.
     Our foodservice products are primarily sold through independent regional food brokers and food distributors. In addition, we employ approximately 40 salespeople who are responsible for maintaining these regional food broker relationships and for marketing to our large foodservice customers directly.
     We have a central sales and marketing team that maintains relationships with our industrial customers. Our industrial customers also maintain a direct relationship with our facility managers in order to coordinate delivery and ensure that our products meet their specifications.
     Distribution. We contract with third-party trucking companies to distribute our dairy products throughout the United States in refrigerated trucks. In addition, we also lease railroad cars. Our dairy products are shipped to our customers either directly from the manufacturing facilities or from one of our five regional distribution centers located in New Jersey, Tennessee, Illinois, California and Ohio. As most of our dairy products are perishable, our distribution facilities are designed to provide necessary temperature controls in order to ensure the quality and freshness of our products. The combination of our strategically located manufacturing and distribution facilities and our logistics capabilities enables us to provide our customers with a highly efficient delivery system.
     Production. We produce our dairy products at 10 manufacturing facilities located throughout the United States. We also have contractual arrangements whereby we engage other dairy processors to produce some of our products. We believe the geographic distribution of our plants allows us to service our customers in a timely and efficient manner. In 2008, we processed approximately 6.8 billion pounds of milk, primarily into butter and cheese. Butter is produced by separating the cream from milk, pasteurizing it and churning the cream until it hardens into butter. Butter production levels fluctuate due to the seasonal availability of milk and butterfat. The cheese manufacturing process involves adding a culture and a coagulant to milk. Over a period of hours, the milk mixture hardens to form cheese. During that time, whey is removed and then separately processed. Finally, the cheese is salted, shaped and aged.

     Supply and Raw Materials. Our principal raw material for production of dairy products is milk. During 2008, we sourced approximately 91% of our raw milk from our members. We enter into milk supply agreements with all of our dairy members to ensure our milk supply. These contracts typically provide that we will pay the producer an advance for the milk during the month of delivery and then will settle the final price in the following month for an amount determined by us which typically includes a premium over Federal market order prices. These contracts provide that we will purchase all of the milk produced by our members for a fixed period of time, generally one year or less. As a result, we often purchase more milk from our members than we require for our production operations. There are three principal reasons for doing this: first, we need to sell a certain percentage (which is not less than 10% of the amount procured and depends on which Federal market order the milk is subject to) of our raw milk to fluid dairy processors in order to participate in the Federal market order system, which enables us to have a lower input cost for our milk; second, it decreases our need to purchase additional supply from non-member dairy producers during periods of low milk production in the United States (typically August, September and October); and third, it ensures that our members have a market for the milk they produce during periods of high milk production. We also purchase cream, bulk cheese and bulk butter as raw materials for production of our dairy products. We typically enter into annual agreements with fluid processors to purchase all of their cream production. We typically purchase bulk cheese and butter pursuant to annual contracts. These cheese and butter contracts provide for annual targets and delivery schedules and are based on market prices. In isolated instances, we purchase these commodities on the open market at current market prices. We refer to this type of transaction as a spot market purchase.
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
     Research and Development. We seek to offer our customers product innovations designed to meet their needs. In addition, we work on product and packaging innovations to increase overall demand for our products and improve product convenience. In 2008, we spent $10.5 million on dairy research and development, and we employ approximately 65 individuals in research capacities at our dedicated dairy products research facility.
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
Feed
     Overview. Through Land O’Lakes Purina Feed, LLC (“Land O’Lakes Purina Feed”) and its consolidated subsidiaries, we manufacture and market feed for both the commercial and lifestyle sectors of the animal feed market in the United States. Our commercial feed products are used by farmers and specialized livestock producers who derive income from the sale of milk, eggs, poultry and livestock. Our lifestyle feed products are used by customers who own animals principally for non-commercial purposes. Margins on our lifestyle feed products are generally higher than those on our commercial feed products. We market our lifestyle animal feed products, other than dog and cat food, under the brands Purina, Chow and the “Checkerboard” Nine Square logo. We also market our animal feed products under the LAND O LAKES and Lake Country brands. We operate a geographically diverse network of 79 feed mills, which permits us to distribute our animal feed nationally through our network of approximately 850 local member cooperatives, approximately 3,400 independent dealers operating under the Purina brand name and directly to customers.
     We believe we are a leader among feed companies in animal feed research and development with a focus on enhancing animal performance, productive capacity and early stage development. For example, we developed and introduced milk replacer products for young animals, and our patented product formulations make us the only US supplier of certain milk replacer products. These products allow dairy cows to return to production sooner after birthing and increase the annual production capacity of cows.
     Products. We sell commercial and lifestyle animal feeds which are based upon proprietary formulas. We also produce commercial animal feed to meet customer specifications. We sell feed for a wide variety of animals, such as dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals. Our principal feed products and activities include:
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
     Sales, Marketing and Advertising. We employ approximately 300 direct salespeople in regional territories. In our commercial feed business, we provide our customers with information and technical assistance through trained animal nutritionists whom we either employ or have placed with our local member cooperatives. Our advertising and promotional expenditures are focused on higher margin products, specifically our lifestyle animal feed and milk replacers. We advertise in recreational magazines to promote our lifestyle animal feed products. To promote our horse feed products, we have dedicated promoters who travel to rodeos and other horse related events. We promote our milk replacers with print advertising in trade magazines. In 2007, we launched our Better Animals program, which through RFD-TV programming and direct marketing, increases brand awareness through our dealers and local cooperative channels. We spent $18.2 million on advertising and promotion for the year ended December 31, 2008.
     Distribution. We distribute our animal feed nationally primarily through our network of approximately 850 local member cooperatives and approximately 3,400 Purina-branded dealers or directly to customers. We deliver our products primarily by truck using independent carriers. Deliveries are made directly from our feed mills to delivery locations within each feed mill’s geographic area.
     Production. The basic feed manufacturing process consists of grinding various grains and protein sources into meal and then mixing these materials with certain nutritional additives, such as vitamins and minerals. The resulting products are sold in a variety of forms, including meal, pellets, blocks and liquids. Our products are formulated based upon proprietary research pertaining to nutrient content. As of December 31, 2008 we operated 79 feed mills across the United States. Consistent with current industry capacity utilization, many of our facilities operate below full capacity.
     Supply and Raw Materials. We purchase the bulk components of our products from various suppliers. These bulk components include corn, soybean meal and grain by-products. In order to reduce transportation costs, we arrange for delivery of these products to our feed mill operations throughout the United States. We purchase vitamins and minerals from multiple vendors, including vitamin, pharmaceutical and chemical companies.

     Customers. Our customers include large commercial corporations, local cooperatives, private feed dealers and individual producers. In the case of local cooperatives, the cooperative either use the products in their own feed manufacturing operations or resells them to their customers. Our customers purchase animal feed products from us for a variety of reasons, including our ability to provide products that fulfill some or all of their animal nutritional needs, our knowledge of animal nutrition, our ability to maintain quality control and our available capacity.
     Research and Development. Our animal feed research and development focuses on enhancing animal performance, productive capacity and early stage development. Additionally, we dedicate significant resources to developing proprietary formulas that allow us to offer our commercial customers alternative feed formulations using lower cost ingredients. We employ approximately 90 people in various animal feed research and development functions at our research and development facilities. In 2008, we spent $13.6 million on research and development.
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
Seed
     Overview. Our crop seed portfolio includes corn, soybeans and alfalfa under our CROPLAN GENETICS brand. We also distribute crop seed products under third-party brands, including Asgrow, DEKALB and NK, as well as other private labels. Our distribution network consists of local member cooperatives, other seed companies, retail distribution outlets and private label sources. We have strategic relationships with Monsanto and Syngenta to distribute the above mentioned third party brands in the United States.
     Products. We produce and distribute seed products, including seed for alfalfa, soybeans, corn, cotton, wheat, sunflower, canola, forages and turf grasses. We also market and distribute seed products produced by other crop seed companies, including seed for corn, soybeans, sunflowers, canola, sorghum and sugar beets. Seed products are often enhanced through selective breeding or through biotechnology enhancements to produce crops with specific traits. These traits include resistance to herbicides and pesticides as well as enhanced tolerance to adverse environmental conditions. As a result of our relationships with certain life science companies, we believe we have access to one of the most diverse genetic databases of any seed company in the industry. We also develop proprietary alfalfa seeds and license some of our proprietary alfalfa seeds to other seed companies for use in their seed products.
     Sales, Marketing and Advertising. We have a sales force of approximately 170 employees who promote the sale of our seed products throughout the United States, and in select international markets. Our sales and marketing strategy is built upon the established relationships we have with our local member cooperatives and our ability to purchase and distribute quality seed products at a competitive price. In addition, our expert sales force provides hands-on training to producers at 128 Answer Plot® locations nationwide. The Answer Plot® events supported by the Company demonstrate the genetic family placement story and provide producers an opportunity to learn more about our product offerings. We market our crop seed products under our CROPLAN GENETICS brand. We also distribute certain crop seed products under third-party brands, including NK, Asgrow and DEKALB, and under private labels. Our marketing and advertising primarily utilizes localized marketing tools, Answer Plot® events, marketing brochures, and field signs. We are a leader in online customer communications and order processing. We also participate in the WinField Solutions™ agronomy product specialist (APS) program with the crop protection products business. Through the APS program, trained agronomists are placed at local cooperatives to provide advisory services regarding crop seed and agronomy products. Our Winfield Solutions sales force combines AgriSolutions™ products, CROPLAN GENETICS® seed, and the Seed Solutions brand portfolio to deliver crop protection and seed products to our dealer network and customers by leveraging the combined technical expertise, marketing skills and insights of those businesses. We spent $12.3 million on advertising and promotion for the year ended December 31, 2008.

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
     Customers. We sell our seed products to over 6,000 customers, none of which represented more than 5% of our crop seed net sales in 2008. Our customers consist primarily of our local member cooperatives and other seed companies across the United States and internationally. Our customer base also includes retail distribution outlets.
     Research and Development. We focus our research efforts on crop seed products for which we have a significant market presence, particularly alfalfa seed. We also work with other seed companies to jointly develop beneficial crop seed traits. In 2008, we spent $15.1 million on crop seed research and development.
     Competition. Our competitors include Pioneer, Monsanto and Syngenta as well as many small niche and regional seed companies. We differentiate our seed business by supplying a branded, technologically-advanced, high-quality product, and by providing farmers with access to agronomists through our Answer Plot® events and Expert Seller program. These agronomists provide crop production consultation to farmers who may or may not be our customers. We believe that such services are increasingly important as the seed industry becomes more dependent upon biotechnology and crop production becomes more sophisticated. Due to the added cost involved, our competitors, with the exception of Pioneer, generally do not provide such services. We can provide these services at a relatively low cost because we often share the costs with a local cooperative.
Agronomy
     Overview. Agronomy consists primarily of the operations of Winfield Solutions, LLC (“Winfield”). Winfield, a wholly owned subsidiary established in September 2007, distributes wholesale crop protection products. In 2007, the Company, CHS Inc. (“CHS”) and Agriliance LLC (“Agriliance”) entered into an agreement whereby Agriliance distributed a portion of its assets, primarily its wholesale crop protection products business (“CPP”) assets to the Company and its wholesale crop nutrients business (“CN”) assets to CHS. The CPP business has been closely aligned with our Seed segment under the WinField marketing identity in order to enhance our ability to serve local cooperatives and crop producers and to gain operating efficiencies. Our remaining 50/50 joint venture investment in Agriliance now consists of its retail agronomy distribution operations. In January and February of 2008, Agriliance distributed its interest in four agronomy joint ventures to the Company and CHS, and the Company acquired from CHS its partial interest in the joint ventures for a total cash payment of $8.3 million representing the net book value of these investments. Subsequently, in July 2008, three of the four joint venture operating agreements were renegotiated leaving Agri-AFC, LLC (“AFC”) as the only newly acquired joint venture to be consolidated within Agronomy in 2008. AFC is a 51% owned consolidated subsidiary with the minority partner, Alabama Farmers Cooperative, Inc. owning 49%. Its main purpose is to market crop protection products, crop nutrients, seed products and agronomy services to wholesale and selected retail markets. The other joint ventures are accounted for under the equity method of accounting.
     Products. We market crop protection products including herbicides, insecticides, fungicides, micronutrients, seed treatments and adjuvants. Approximately 80% of these products are manufactured by third-party suppliers and marketed under the suppliers’ brand names. The remaining 20% are manufactured by us or by a third-party supplier and marketed under the brand names AgriSolutions™ for herbicides, insecticides, fungicides, seed treatments and adjuvants and Origin for micronutrients.
     Sales, Marketing and Advertising. We have an internal sales force of approximately 85 employees. Our sales and marketing efforts serve the entire United States and focus on areas in the Midwest, the South, the Eastern Corn Belt and the Pacific Northwest. Our strategy is built upon strong relationships with local cooperatives and the ability to efficiently purchase and distribute quality agronomy products. We engage in a limited amount of advertising in trade journals and produce marketing brochures and advertisements utilized by local cooperatives.
     Production, Source of Supply and Raw Materials. We operate primarily as a wholesale distributor of products purchased from other manufacturers. Our primary suppliers of crop protection products are Monsanto, Syngenta, BASF, Dow AgroSciences, DuPont and Bayer. We enter into annual and long-term distribution agreements with these manufacturers. We manufacture approximately 50% of our proprietary crop protection products. Our production facilities are located in Iowa, Arkansas, Missouri, Kansas, Washington and Idaho.
     Customers. We sell our crop protection products and equipment to over 5,000 customers, none of which represented more than 5% of our net sales in 2008, with the exception of sales to Agriliance which represented approximately 12% and sales to CHS which represented approximately 8%. Our customers consist primarily of our local member cooperatives and growers across the United States and North America concentrated mainly in the Midwest. Our customer base also includes retail agronomy service centers.
     Distribution. We distribute our private label products as well as third-party vendor products through our local member cooperatives and retail service centers. We use third-party trucking companies for the nationwide distribution of our products.
     Research and Development. Our main research and development focus is on adjuvants and we also work with micronutrients and pesticides. Product specifications come from our regional agronomists, adjuvant suppliers as well as generic pesticide formulators. In 2008, we spent approximately $1.0 million on research and development.
     Competition. Our primary competitors are national crop protection distributors, such as Helena, Agrium and Wilbur-Ellis, as well as smaller regional brokers and distributors. The wholesale agronomy industry is consolidating as distributors attempt to expand their distribution capabilities and efficiencies. Wholesale agronomy customers tend to purchase products based upon a distributor’s ability to provide ready access to product at critical times prior to and during the growing season. In addition, certain customers purchase on the basis of price. We believe we distinguish ourself from competitors through our distribution network, which enables us to efficiently distribute product to customers. In addition, we provide access to trained agronomists who give advice to farmers on both agronomy and crop seed products to optimize their crop production results.
Layers
     Overview. Our layers segment consists of our MoArk subsidiary and its consolidated subsidiaries, which produce, distribute and market shell eggs. In 2006, we sold the liquid egg operations of MoArk to Golden Oval Eggs, LLC and GOECA, LLP (together “Golden Oval”).
     Products. MoArk produces, distributes and markets shell eggs that are sold under corporate brands and national brand names such as LAND O LAKES All-Natural Farm Fresh Eggs and Eggland’s Best as well as non-branded shell eggs. MoArk also produces a variety of specialty eggs including all-natural, nutritionally enhanced, cage-free and organic. In 2008, MoArk marketed and processed approximately 537 million dozen eggs from approximately 24 million layers (hens). MoArk owned approximately 15 million layers (hens) directly or through joint ventures, which produced approximately 332 million dozen eggs in 2008.
     Customers and Distribution. MoArk has approximately 300 retail grocery, industrial, mass merchandise and foodservice customers throughout the United States. While supply contracts exist with a number of the larger retail organizations, the terms are typically marketed based on annual contracts and allow early cancellation by either party. MoArk primarily delivers directly to its customers (including store door delivery).
     Sales and Marketing. MoArk’s internal sales force maintains direct relationships with customers. MoArk also uses food brokers to maintain select accounts and for niche and “spot” activity in situations where MoArk cannot effectively support the customer. With the exception of consumer advertising activity associated with introduction and maintenance of the LAND O LAKES brand eggs, amounts spent for advertising are insignificant. Specifically, we spent $6.4 million on advertising and promotion for the year ended December 31, 2008.
     Competition. MoArk competes with other egg producers/marketers, including Cal-Maine Foods, Rose Acre Farms, Inc. and Sparboe Farms. MoArk competes with these companies based upon its low cost production system, its diversified product line and the location of its facilities near large regional markets.
Other
     We also operate several other wholly owned businesses reflected in the Other segment, such as our LOL Finance Co. and its subsidiary, LOLFC, LLC, which provide operating loans and facility financing to farmers and livestock producers.

Joint Ventures and Investments
     The joint ventures and investments described below are unconsolidated.
Agriliance LLC
     Agriliance LLC (“Agriliance”), a 50/50 joint venture with CHS, was formed for the purpose of distributing and manufacturing agronomy products. Agriliance is governed by a two member board of managers. Land O’Lakes and CHS, each with 50% ownership positions, have the right to appoint one of the managers. In 2007, the Company, CHS and Agriliance entered into an agreement whereby Agriliance distributed a portion of its assets, primarily its wholesale crop protection products business assets to Land O’Lakes and its wholesale crop nutrients business assets to CHS, in an effort to enhance operating efficiencies and more closely align the businesses within the parent companies. Our remaining investment in Agriliance consists primarily of retail agronomy distribution operations, which are geographically disbursed throughout the southern United States. The Company and CHS are continuing to evaluate the repositioning of the remaining Agriliance operations. As of December 31, 2008, our investment in Agriliance had a book value of $176.2 million and is accounted for under the equity method.
Agronomy Company of Canada Ltd.
     On December 31, 2008, the Company sold its investment in Agronomy Company of Canada Ltd. (“ACC”), a 50/50 joint venture with CHS. ACC, along with investments it holds in affiliated companies, is in the business of supplying crop inputs such as fertilizers, crop protection products and seed along with associated services to farmers in Ontario and the Maritimes. The Company recorded proceeds and gain on the sale of the investment of $19.5 million and $7.5 million, respectively in its December 31, 2008 consolidated financial statements. As of December 31, 2008, our investment in ACC had a book value of $0.
Advanced Food Products, LLC
     We own a 35% interest in Advanced Food Products, LLC, a joint venture which manufactures and markets a variety of custom and non-custom aseptic products. Aseptic products are manufactured to have extended shelf life through specialized production and packaging processes, enabling food to be stored without refrigeration until opened. We formed Advanced Food Products in 2001, with a subsidiary of Bongrain, S.A., a French food company, for the purpose of manufacturing and marketing aseptically packaged cheese sauces, snack dips, snack puddings, and ready to drink dietary beverages. The venture is governed by a six member board of managers, and we have the right to appoint two managers. Bongrain manages the day-to-day operations of the venture. As of December 31, 2008, our investment in Advanced Food Products had a book value of $33.9 million and is accounted for under the equity method. The Operating Agreement governing the joint venture provides that, at any time after February 28, 2006, the Company may put its membership interest in the joint venture to the other member, or the other member may call the Company’s membership interest in the joint venture, at a price determined by the joint venture’s recent operating performance.
CoBank ACB
     CoBank ACB (“CoBank”) is a cooperative lender of which we are a member. Our interest in CoBank and the amount of patronage we are entitled to receive as a member is dependent upon our outstanding borrowings from CoBank. As of December 31, 2008, our investment in CoBank had a book value of $4.9 million and is accounted for under the cost method.
Ag Processing Inc
     Ag Processing Inc is a cooperative that produces soybean meal and soybean oil. As a member of Ag Processing Inc, we are entitled to patronage based upon our purchases of these products. We use soybean meal as an ingredient in our feed products. Soybean oil is an ingredient used to produce our dairy spread products. As of December 31, 2008, our investment in Ag Processing Inc had a book value of $31.9 million and is accounted for under the cost method.
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

     Cooperatives typically derive a majority of their business from members, although they are allowed by the Internal Revenue Code to conduct non-member business. Earnings from the Company’s non-member business are retained as permanent equity by the cooperative and are taxed as corporate income in the same manner as a typical corporation. Earnings from member business are either allocated to patronage income or retained as permanent equity (in which case it is taxed as corporate income) or some combination thereof.
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
Structure and Membership
     We have both voting and nonvoting members, with differing membership requirements for cooperative and individual members. We also separate our members into two categories: “dairy members” whom supply our dairy foods segment with dairy products, primarily milk, cream, cheese and butter, and “ag members” whom purchase agricultural products, primarily feed, seed and crop protection products from our other operations or joint ventures. We further divide our dairy and ag members by region. There are seven dairy regions and five ag regions.
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
     An individual voting member (a “Class B” member) is an individual, partnership, corporation or other entity other than a cooperative engaged in the production of agricultural commodities. Class B members are entitled to one vote. Class B members tend to be dairy members. Class B members may be both an ag member and a dairy member if they both provide us with dairy products and purchase agricultural products from us or our joint ventures.
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
Earnings
     As described above, we divide our earnings between member and non-member business and then allocate member earnings to dairy foods operations or agricultural operations (our Feed, Seed and Agronomy segments). For our dairy foods operations, the amount of member business is based on the amount of dairy products supplied to us by our dairy members. In 2008, 75.3% of our dairy input requirements came from our dairy members. For our agricultural operations, the amount of member business is based on the dollar-amount of products sold to our agricultural members. In 2008, 77.0% of agricultural product net sales were to members.
Patronage Income and Equity
     On an annual basis, the board of directors will establish the total allowable payments for the current year cash to members, including cash patronage, age and estate payments, and equity revolvements for both the Dairy Foods and Ag Service members. In 2008, the board capped the total cash to members at 60 percent of prior year net earnings. The cap is subject to board discretion.
     To acquire and maintain adequate capital to finance our business, our by-laws allow us to retain up to 25% of our earnings from member business as additions to retained earnings (permanent equity) or offsets to deferred member equities. In 2008 and 2007, the Dairy Foods holdback percentage was 10% and the holdback percentage for the Ag Service businesses was 15%.
     We have two plans through which we pay cash patronage and revolve equity to our members: the Equity Target Program for our dairy foods operations and the Ag Service member equity program for our agriculture operations.
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
     In 2008, we allocated $20.1 million of our member earnings to our dairy members as a qualified allocation with an estimated $4.8 million in cash to be paid in 2009. In 2007, we allocated $49.5 million of our member earnings to our dairy members as a qualified allocation with an estimated $11.4 million in cash to be paid in 2008. We also revolved $9.0 million and $9.4 million of equities in years 2008 and 2007, respectively.
     The Ag Service member equity program currently allows for a cash payment of 35% of an ag service member’s allocated patronage income. The remaining 65% of allocated patronage income is retained as equities.
     In 2008, we allocated $94.1 million of our member earnings to our agricultural members with an estimated $32.9 million in cash to be paid in 2009. In 2007, we allocated $47.7 million of our member earnings to our agricultural members with an estimated $16.7 million in cash to be paid in 2008.
     Effective in 2007, the board of directors also approved a change in the Ag Service equity revolvement program from an oldest equity year first program to a percentage of the total equity for the eligible equity accounts. The percentage is calculated by dividing the funds available for revolvement by the total eligible equity. The funds available for revolvement are determined by the board of directors on an annual basis. Account eligibility for revolvement is based on a 10 year waiting period. We revolved $55.0 million and $21.2 million of member equities in years 2008 and 2007, respectively.
     Our estate redemption policy provides that we will redeem equity holdings of deceased natural persons upon the death of the owner. The Company’s age retirement policy provides that we will redeem equity holdings of inactive producers who are natural persons when the producer reaches age 75 or older. Subject to various requirements, we may redeem the equity holdings of members in bankruptcy or liquidation. All proposed equity redemptions must be presented to, and are subject to the approval of, our board of directors before payment. In connection with these programs, we redeemed $4.6 million in 2008 and $7.0 million in 2007.
     All of the above payments are subject to change at the discretion of the board of directors.
Employees
     At March 1, 2009, we had approximately 9,100 employees, approximately 20% of whom were represented by unions having national affiliations. Our contracts with these unions expire at various times throughout the next several years. We consider our relationship with employees to be generally satisfactory. We have had no material labor strikes or work stoppages within the last five years.
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
     We own a number of registered and unregistered trademarks used in connection with the marketing and sale of our food products, as well as our feed, shell egg, seed and agronomy products including LAND O LAKES, the Indian Maiden logo, Alpine Lace, New Yorker, Extra Melt Maxi Care, Amplifier Max, Cow’s Match, Omolene, CROPLAN GENETICS, AgriSolutions, Origin, WinField Solutions and MoArk. Land O’Lakes Purina Feed licenses certain trademarks from Land O’Lakes, including LAND O LAKES, the Indian Maiden logo, Maxi Care, Cow’s Match and Amplifier Max, for use in connection with its animal feed and milk replacer products. MoArk licenses certain trademarks from Land O’Lakes, including LAND O LAKES, and from Eggland’s Best, including EGGLAND’S BEST. We license the trademarks Purina, Chow and the “Checkerboard” Nine Square logo from Nestle Purina PetCare Company under a perpetual, royalty-free license. This license only gives us the right to use these trademarks for particular product categories. We do not have the right to use these trademarks outside of the United States or in conjunction with any products designed primarily for use with cats, dogs or humans. We do not have the right to assign any of these trademarks without the written consent of Nestle Purina PetCare Company. These trademarks are important to us because brand name recognition is a key factor to our success in marketing and selling our feed products. The registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner, or our licensees, where applicable, comply with all pertinent renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods.
     Under a licensing agreement with Dean Foods we have granted exclusive rights to use the LAND O LAKES brand and the Indian Maiden logo in connection with the manufacturing, marketing, promotion, distribution and sale of certain products, including, but not limited to, basic dairy products (milk, yogurt, cottage cheese, ice cream, eggnog, juices and dips), creams, small bottle milk, infant formula products and soy beverage products. Dean Foods is also granted the right to use the Company’s patented Grip ‘n Go bottle and the Company’s formula for fat-free half & half. With respect to the basic dairy products and the small bottle milk, the license is granted on a royalty-free basis. With respect to the remaining products covered by the license agreement, Dean Foods pays a sales-based royalty, based on volumes sold, subject to a guaranteed minimum annual royalty payment. In addition, the license agreement is terminable by either party in the event that certain minimum thresholds are not met on an annual basis.
     We have patented formulations and processes for our milk replacer and other feed products which have expirations through 2018.
     We have also entered into other license agreements with other affiliated and unaffiliated companies, which permit these companies to utilize our trademarks in connection with the marketing and sale of certain products.

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
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. As of December 31, 2008, based on the most recent facts and circumstances available to the Company, an $8.9 million charge was recorded for an environmental reserve in the Company’s Other segment.
     In 2008, we paid less than $200,000 for investigation and remediation of environmental matters, including Superfund and related matters. Expenditures for such activities could rise materially if substantial additional contamination is discovered at any of our current or former facilities or if other PRPs fail or refuse to participate in cost sharing at any Superfund site, or similar disposal site, at which we are implicated.
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
     Our dairy business is affected by Federal price support programs and federal and state pooling and pricing programs. Since 1949, the Federal government has maintained price supports for cheese, butter and nonfat dry milk. The government stands as a ready purchaser of these products at their price support levels. Historically, when the product price reached 110% of its price support level, the government would sell its inventory into the market, effectively limiting the price of these products. Because prices for these products have generally been higher than their support level for a number of years, the government currently has minimal inventories of cheese and butter. The provisions for dairy price support contained in the Farm Security and Rural Investment Act of 2002 were renewed in the passage of the 2008 Farm Bill. The government most recently has been purchasing nonfat dry milk powder at the support price. This recent activity started in October 2008.
     Federal and certain similar state regulations attempt to ensure that the supply of raw milk flows in priority to fluid milk and soft cream producers before producers of hard products such as cheese and butter. This is accomplished in two ways. First, the Federal market order system sets minimum prices for raw milk. The minimum price of raw milk for use in fluid milk and soft cream production is set as a premium to the minimum price of raw milk used to produce hard products. The minimum price of raw milk used to produce hard products is, in turn, based upon U.S. Department of Agriculture (“USDA”) survey data which includes market pricing of butter, nonfat dry milk (“NFDM”), whey and cheese. Second, the Federal market order system establishes a pooling program under which participants are required to send at least some of their raw milk to fluid milk producers. The specific amount varies based on region, but is at least 10% of the raw milk a participant handles. Certain areas in the country, such as California, have adopted systems which supersede the Federal market order system but are similar to it. In addition, because the Federal market order system is not intended as an exclusive regulation of the price of raw milk, certain states have, and others could, adopt regulations which could increase the price we pay for raw milk, which could have an adverse effect on our financial results. We also pay a premium above the market order price based on competitive conditions in different regions.
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
     Several states maintain “corporate farming laws” that restrict the ability of corporations to engage in farming activities, including Minnesota, North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Missouri, Iowa and Wisconsin. We believe that our operations currently comply with the corporate farming laws in these states and their exemptions, but these laws could change in the future and additional states could enact corporate farming laws that regulate our businesses. Even with the exemptions, these corporate farming laws restrict our ability to expand or alter our operations in these states.
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
     The animal feed industry is highly fragmented, with the bulk of the industry consisting of many small local manufacturers, several regional manufacturers and a limited number of national manufacturers. However, as meat processors and livestock producers become larger they tend to integrate their business by acquiring or constructing their own feed production facilities. As a result, the available market for commercial feed may become smaller and competition may increase, which could adversely affect our business and financial condition. In addition, purchasers of commercial feed tend to select products based on price and performance. Furthermore, some of our feed products are purchased from third parties without further processing by us. As a result of this price competition and the lack of processing for some of our products, the barriers to entry for competing feed products are low.
     The crop seed industry consists of large companies such as Pioneer, Monsanto and Syngenta which possess large genetic databases and produce and distribute a wide range of seeds, as well as niche companies which distribute seed products for only one or a few crops. Since a large percentage of our crop seed sales come from sales of alfalfa, soybeans and corn, technological developments by our competitors in these areas could result in significantly decreased sales and could materially adversely affect our business and financial condition. In addition, if any or all of these large seed companies decide to sell directly to the market or increase the licensing fees they charge us, we could experience decreased sales and margins.
     The wholesale crop protection product industry consists of a few national crop protection product distributors as well as smaller regional brokers and distributors. Competition in the industry may intensify as distributors consolidate to increase distribution capabilities and efficiencies, which could adversely affect our crop protection products business.

     MoArk competes with other egg processors, including Cal-Maine Foods and Rose Acre Farms, Inc. MoArk competes with these companies, in part, based upon its low cost production system and its diversified product line. Competition in the egg industry may intensify as distributors consolidate to increase efficiencies, which could adversely affect MoArk’s business and financial condition.
THE CURRENT ECONOMIC DOWNTURN COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS AND FINANCIAL RESULTS.
     As the recent economic downturn has broadened and intensified, many sectors of the economy have been adversely impacted. If consumer confidence worsens as a result, our sales, particularly of premium and branded products, may decline, which could negatively impact our business and financial results and could cause an impairment loss on certain long-lived assets.
THE CURRENT CREDIT CRISIS COULD NEGATIVELY AFFECT OUR LIQUIDITY, INCREASE OUR COSTS OF BORROWING AND DISRUPT THE OPERATIONS OF OUR SUPPLIERS AND CUSTOMERS.
     Recently, capital and credit markets have been experiencing increased volatility and disruption, making it more difficult for companies to access those markets. Although we believe that our operating cash flow, financial assets, access to capital and credit markets, and revolving-credit agreements will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or significantly increase our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.
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
     As a manufacturer of food and animal feed products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations issued thereunder by the FDA. The pasteurization of our milk and milk products is also subject to inspection by the USDA. Several states also have laws that protect feed distributors or restrict the ability of corporations to engage in farming activities. These regulations may require us to alter or restrict our operations or cause us to incur additional costs in order to comply with the regulations.
     One of the Company’s indirect wholly owned subsidiaries, Forage Genetics Inc., filed a motion to intervene in a lawsuit brought against the USDA by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an

Environmental Impact Study. The USDA expects to complete its draft EIS in June of 2009, with a final EIS to be completed by the end of 2009. Although the Company believes the outcome of the environmental study will be favorable, which would allow for the reintroduction of the product into the market by 2010, there are approximately $10.3 million of purchase commitments with seed producers over the next year and $26.2 million of inventory as of December 31, 2008, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
THE GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED SALES AND MARGINS AND COULD CONTINUE TO NEGATIVELY IMPACT OUR SALES AND MARGINS.
     We operate dairy facilities located in different regions of the United States. Milk production in certain regions has experienced a relative decline over time as smaller producers in these regions have ceased milk production and larger producers in the West have increased milk production. In addition, a producer, whether a member or a non-member, may decide not to supply milk to us or may decide to stop supplying milk to us when the term of their contractual obligation expires. If local milk production is not sufficient to fully support our operations, we may be forced to transport milk from a distance or pay higher prices for milk. These conditions could decrease sales and operating margins.
     In response to these trends, we have been restructuring our dairy facility infrastructure in an effort to increase production efficiencies and reduce costs. There can be no assurance that this restructuring will be successful in increasing production efficiencies or reducing costs.
     In addition, as dairy production has shifted to the western United States, we have seen a change in our feed product mix, with lower sales of complete feed and increased sales of simple blends. Dairy producers in the western United States tend to purchase feed components and mix them at the farm location rather than purchase higher margin mixed feed product delivered to the farm. If this shift continues, we will continue to have decreased volumes of animal feed in the Midwest and increased costs of production as we are unable to operate certain of our Midwestern plants at full capacity.
CURRENT AND THREATENED LITIGATION COULD INCREASE OUR EXPENSES, REDUCE OUR PROFITABILITY, AND, IN SOME CASES, ADVERSELY AFFECT OUR BUSINESS REPUTATION.
     We and certain of our subsidiaries are involved in various product liability, consumer, commercial, and environmental litigations and claims, government investigations, and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts could result. Although we believe we have meaningful defenses in these matters, we may incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.
CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR DAIRY FOODS REVENUES AND CASH FLOW.
     We are subject to the risks of:
•	evolving consumer preferences and nutritional and health-related concerns; and

•	changes in food distribution channels, such as consolidation of the supermarket industry and other retail outlets that result in a smaller customer base and intensify the competition for fewer customers.
     To the extent that consumer preference evolves away from products that we produce for health or other reasons, and we are unable to create new products that satisfy new consumer preferences, there will be a decreased demand for our products. There has been a recent trend toward consolidation among food retailers which we expect to continue. As a result, these food retailers are selecting product suppliers who can meet their needs nationwide. If our products are not selected by these food retailers, our sales volumes could be significantly reduced. In addition, national distributors or regional food brokers could choose not to carry our products. Because of the high degree of consolidation of national food distributors, the decision of a single such distributor not to carry our products could have a significant impact on our revenues.
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
     There is significantly increased demand for butter in the months prior to Thanksgiving and Christmas. Because our supply of milk is lowest at this time, we produce and store quantities of butter in the months preceding the increase in demand for butter. As a result, we are subject both to the risk that butter prices may decrease and that increased demand for butter may never materialize, resulting in decreased net sales and negative margin impacts.
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
     We face the risk of outbreaks of bovine spongiform encephalopathy (“BSE”), which could lead to decreased feed and dairy sales and increased costs to produce feed and dairy products. In response to the discovery of BSE in the U.S. marketplace, the USDA has increased testing requirements for cows and is exploring additional inspection requirements which could increase the cost of production of beef and dairy products. The discovery of additional cases of BSE could lead to widespread destruction of beef cattle and dairy cows, could cause consumer demand for beef and dairy products to decrease and could result in increased inspection costs and procedures. If this occurs, we could have decreased feed sales for beef cattle and dairy cows as a result of animal destruction or producers lowering their herd sizes in response to decreased consumer demand. In addition, we could have decreased sales of our dairy products due to decreased consumer demand or decreased milk supply and decreased margins as a result of increased dairy production costs.
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
     Outbreaks of plant diseases and pests could destroy entire crops of plants for which we sell crop seed. If this occurs, the crops grown to produce seed could also be destroyed, resulting in a shortage of crop seed available for us to sell for the next planting season. In addition, there may be decreased demand for our crop seed from farmers who choose not to plant those species of crops affected by these diseases or pests. These shortages and decreased demand could reduce our sales. In addition, certain plant diseases could reduce the total available supply of soybeans and soybean meal, which are inputs used in our feed business. To the extent we are unable to find suitable alternatives, are unable to completely hedge our exposure to such inputs or are unable to pass along price increases to our customers, an increase in the cost of these inputs could reduce our sales and could reduce our margins.
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
     We are major purchasers of commodities used as inputs in our dairy foods segment, namely milk, cream, butter and bulk cheese. Our dairy foods outputs, namely butter, bulk cheese and nonfat dry milk, are also commodities. We store a significant amount of the cheese and butter products that we produce for sale to our customers at a later date and at the market price on that date. For example, we build significant butter inventories in the spring when milk supply is highest for sale to our retail customers in the fall when butter demand is highest. If the market price we receive at the time we sell our products is less than the market price on the day we made the products, we may have lower (or negative) margins which may have a material adverse impact on our earnings. In addition, we maintain significant inventories of cheese for aging and face the same risk with respect to these products.
     Our Feed segment follows industry standards for feed pricing. The feed industry generally prices products on the basis of income over ingredient cost per ton of feed. This practice tends to mitigate the impact of volatility in commodity ingredient markets on our animal feed margins. However, if our commodity input prices were to increase dramatically, we may be unable to pass these prices on to our customers, who may find alternative feed sources at lower prices or may exit the market entirely. This increased expense could reduce our margins.
     Our MoArk subsidiary produces and markets shell eggs. During periods of low egg prices, as measured by the Urner Barry Midwest index, MoArk’s ability to make dividend distributions to the Company could be diminished.
WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.
     We produce, market and sell products through numerous joint ventures with unaffiliated third parties.
     The terms of each joint venture are different, but our joint venture agreements generally contain:
•	restrictions on our ability to transfer our ownership interest in the joint venture;

•	no right to receive distributions without the unanimous consent of the members of the joint venture; and

•	non-competition arrangements restricting our ability to engage independently in the same line of business as the joint venture.
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
THE MANNER IN WHICH WE PAY FOR CERTAIN OF OUR INPUTS AND OTHER PRODUCTS THAT WE DISTRIBUTE EXPOSES US TO SUPPLIER-SPECIFIC RISK.
     In our Seed and Crop Protection Products businesses, we prepay for a substantial amount of product which we will further process or distribute at a future date. We also accept prepayments from our customers, which generally exceed the amount we send to our suppliers. In the event that one of the suppliers to whom we make a prepayment is unable to continue as a going concern or is otherwise unable to fulfill its contractual obligations, we may not be able to take delivery of all the product for which we made a prepayment, and, as a trade creditor, we may not be able to reclaim the remaining amounts of cash held by such supplier in our prepaid account.
INCREASED FINANCIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT FACILITIES AND TO OPERATE OUR BUSINESSES.
     We may incur additional debt from time to time to finance strategic acquisitions, investments and alliances, capital expenditures or for other purposes, subject to the restrictions contained in our debt agreements. Our debt could have important consequences to persons holding our outstanding indebtedness, including the following:
•	we will be required to use a portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances and other general corporate requirements;

•	our interest expense could increase if interest rates in general increase because a portion of our debt bears interest at floating rates;

•	our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to our competitors who are less leveraged;

•	our debt service obligations could limit our flexibility to plan for, or react to, changes in our business and the dairy and agricultural industries;

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements;

•	our level of debt may prevent us from raising the funds necessary to repurchase all of our 8 3/4% senior notes and the 9% senior secured notes tendered to us upon the occurrence of a change of control, which would constitute an event of default under the 8 3/4% senior notes and the 9% senior secured notes; and

•	our failure to comply with the financial and other restrictive covenants in our debt instruments could result in an event of default that, if not cured or waived, could cause our debt to become due immediately and permit our lenders to enforce their remedies.
SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.
     We expect to obtain the cash to make payments on our debt and to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements from our operations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors including the current economic downturn, that are beyond our control. We cannot assure investors that our business will generate sufficient cash flow from operations, that we will realize cost savings, net sales growth and operating improvements on schedule, or at all, or that future borrowings will be available to us under our senior bank facilities, in each case, in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

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
     Although the Subsidiary Guarantees and the second-priority liens of the Subsidiary Guarantors will provide the holders of the 9% senior secured notes with a direct claim against the assets of the Subsidiary Guarantors, enforcement of the Subsidiary Guarantees and the second-priority liens of the Subsidiary Guarantors against any Subsidiary Guarantor may be challenged in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of the Subsidiary Guarantor and could be subject to defenses. To the extent that the Subsidiary Guarantees and the second-priority liens are not enforceable, the 9% senior secured notes would be effectively subordinated to all liabilities of the Subsidiary Guarantors, including trade payables and contingent liabilities, and preferred stock of the Subsidiary Guarantors. In any event, the 9% senior secured notes will be effectively subordinated to all liabilities of the Non-Guarantors. Excluding eliminating intercompany activity, the Non-Guarantors:
•	had assets of $1,281 million or 26% of our total assets as of December 31, 2008;

•	had liabilities of $1,046 million or 27% of our total liabilities as of December 31, 2008 (after excluding the $190.7 million of Capital Securities, see “Description of capital securities” from the consolidated total liabilities); and

•	generated net sales of $968 million or 8% of our consolidated net sales for the year ended December 31, 2008.
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
     We believe that the recipes and production methods for our dairy and spread products and formulas for our feed products are trade secrets. In addition, we have amassed a large body of knowledge regarding animal nutrition and feed formulation which we believe to be proprietary. Because most of this proprietary information is not patented, it may be more difficult to protect. We rely on security procedures and confidentiality agreements to protect this proprietary information; however such agreements and security procedures may be insufficient to keep others from acquiring this information. Any such dissemination or misappropriation of this information could deprive us of the value of our proprietary information and negatively affect our results.
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
A CHANGE IN THE ASSUMPTIONS USED TO VALUE OUR REPORTING UNITS OR OUR INDEFINITE-LIVED INTANGIBLE ASSETS COULD NEGATIVELY AFFECT OUR CONSOLIDATED RESULTS OF OPERATIONS AND NET WORTH.
     Goodwill for each of our reporting units is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of the net assets of a reporting unit, including goodwill, to the fair value of the unit. If the fair value of the net assets of the reporting unit is less than the net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. While we currently believe that our goodwill is not impaired, materially different assumptions regarding the future performance of our businesses or a significant worsening of the current economic downturn could result in impairment losses.

     We evaluate the useful lives of our intangible assets to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.
     Our indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the unamortized trademarks and license agreements is based on a discounted cash flow model using inputs including assumed royalty fees and sales projections. While we currently believe that the fair value of each indefinite-lived intangible asset exceeds its carrying value and that those intangibles so classified will contribute indefinitely to our cash flows, materially different assumptions regarding the future performance of our businesses or a significant worsening of the current economic downturn could result in impairment losses or increased amortization expense.
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
     The sale of food products for human consumption involves the risk of injury to consumers and the sale of animal feed products involves the risk of injury to those animals as well as human consumers of those animals. Such hazards could result from:
•	tampering by unauthorized third parties;

•	product contamination (such as listeria, e. coli. and salmonella) or spoilage;

•	the presence of foreign objects, substances, chemicals, and other agents;

•	residues introduced during the growing, storage, handling or transportation phases; or

•	improperly formulated products which either do not contain the proper mixture of ingredients or which otherwise do not have the proper attributes.
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
STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.
     As of December 31, 2008, approximately 20% of our employees were covered by collective bargaining agreements, some of which are due to expire within the next twelve months. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages and increased operating costs as a result of higher wages or benefits paid to union members or replacement workers. If the unionized workers were to engage in a strike or work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs. See “Item 1. Business — Employees” for additional information.
THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.
     We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team and other key employees. If members of the management team or other key employees become unable or unwilling to continue in their present positions, the operation of our business would be disrupted and we may not be able to replace their skills and leadership in a timely manner to continue our operations as currently anticipated. We operate generally without employment agreements with, or key person life insurance on the lives of our key personnel.
Item 1B. Unresolved Staff Comments.
     None.

Item 2. Properties.
     We own the land underlying our corporate headquarters in Arden Hills, Minnesota and lease the buildings. Our corporate headquarters, consisting of a main office building and a research and development facility, has an aggregate of approximately 275,000 gross square feet. In addition, we own offices, manufacturing plants, storage warehouses and facilities for use in our various business segments. Thirty of our owned properties are mortgaged to secure our indebtedness. The following table provides summary information about our principal facilities as of December 31, 2008:

	Total Number	Total Number
	of Facilities	of Facilities
Business Segment	Owned	Leased	Regional Location of Facilities
Dairy Foods	10 (1)	3	Midwest(2) — 8 West(3) — 2 East(4) — 3 South(5) — 0

Feed	96 (6)	46	Midwest — 71 West — 35 East — 12 South —24

Seed	17	6	Midwest — 14 West — 9

Agronomy	41	78	Midwest — 76 West — 23 East — 7 South — 13

Layers	21	29	Midwest — 11 West — 27 East — 11 South — 1

(1)	Includes a non edible foods manufacturing facility.

(2)	The Midwest region includes the states of Ohio, Michigan, Indiana, Illinois, Wisconsin, Minnesota, Iowa, Missouri, Oklahoma, Kansas, Nebraska, South Dakota and North Dakota and Ontario, Canada.

(3)	The West region includes the states of Montana, Wyoming, Colorado, Texas, New Mexico, Arizona, Utah, Idaho, Washington, Oregon, Nevada, California, Alaska and Hawaii.

(4)	The East region includes the states of Maine, New Hampshire, Vermont, New York, Massachusetts, Rhode Island, Connecticut, Pennsylvania, New Jersey, Delaware and Maryland.

(5)	The South region includes the states of West Virginia, Virginia, North Carolina, Kentucky, Tennessee, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana and Arkansas.

(6)	Includes 7 closed facilities.
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
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study. The USDA expects to complete its draft EIS in June of 2009, with a final EIS to be completed by the end of 2009. Although the Company believes the outcome of the environmental study will be favorable, which would allow for the reintroduction of the product into the market by 2010, there are approximately $10.3 million of purchase commitments with seed producers over the next year and $26.2 million of inventory as of December 31, 2008, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. As of December 31, 2008, based on the most recent facts and circumstances available to the Company, an $8.9 million charge was recorded for an environmental reserve in the Company’s Other segment.
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
     On October 27, 2008, MoArk and its wholly owned subsidiary, Norco Ranch, Inc. (“Norco”), received Civil Investigative Demands from the Office of the Attorney General of the State of Florida seeking documents and information relating to the production and sale of eggs and egg products. MoArk and Norco are cooperating with the Office of the Attorney General of the State of Florida. We cannot predict what, if any, impact this inquiry and any results from such inquiry could have on the future financial position or results of operations of MoArk, Norco or the Company.
     Between September 2008 and January 2009, a total of twenty-two related class action lawsuits were filed against a number of producers of eggs and egg products in three different jurisdictions. The complaints fall into two distinct groups: those alleging a territorial allocation conspiracy among certain defendants to fix the price of processed “egg products,” such as liquid or dried eggs; and those alleging concerted action by producers of shell eggs to restrict output and thereby increase the price of shell eggs. The Plaintiffs in these suits seek unspecified damages and injunctive relief on behalf of all purchasers of eggs and egg products, as well as attorneys’ fees and costs, under the United States antitrust laws. These cases have been consolidated for pretrial proceedings in the District Court for the Eastern District of Pennsylvania. MoArk has been named as a defendant in twenty-one of the cases. Norco Ranch, Inc., has been named as a defendant in thirteen of the cases. The Company has been named as a defendant in eight cases. MoArk, Norco and the Company deny the allegations set forth in the complaints. The Company cannot predict what, if any, impact these lawsuits could have on the future financial position or results of operations of MoArk, Norco, or the Company.
     The twenty-two cases are as follows: Adam Properties, Inc. v. Michael Foods, Inc. et al. (08-cv-06030); Bemus Point Inn, Inc. v. United Egg Producers, Inc., et al. (08-cv-04750); Brigiotta’s Farmland Produce and Garden Center, Inc., et al. (08-cv-04967), Country Foods v. Hillandale Farms of Pa., Inc., et al. (08-cv-05078); Eby-Brown Company, LLC v. United Egg Producers, Inc., et al. (08-cv-05167); Eggology, Inc. v. United Egg Producers, Inc., et al. (08-cv-05168); Goldberg and Solovy Foods, Inc. v. United Egg Producers, Inc., et al. (08-cv-05166); John A. Lisciandro v. United Egg Producers, et al. (08-cv-05202); Julius Silvert, Inc. v. Golden Oval Eggs LLC, et al. (08-cv-05174); Karetas Foods, Inc. v. Cal-Maine Foods, Inc., et al. (08-cv-04950); Nussbaum — SF, Inc. v. United Egg Producers, Inc., et al. (08-cv-04819); Oasis Foods Company v. Michael Foods, Inc., et al. (08-cv-05104); Pilar M. DeCastro & Co., Inc., et al. v. Cal-Maine Foods, Inc., et al. (09-cv-00101); SensoryEffectsFlavor Co. v. United Egg Producers, Inc., et al. (08-cv-05970); Sicilian Chefs, Inc. v. Michael Foods, Inc., et al. (08-cv-06036); Somerset Industries, Inc. v. Cal-Maine Foods, Inc., et al., (08-cv-04676); The Egg Store, Inc. v. United Egg Producers, Inc., et al., (08-cv-04880); T.K. Ribbing’s Family Restaurant v. United Egg Producers, et al. (08-cv-4653); Williams v. United Egg Producers, Inc., et al. (08-cv-5431); Wixon, Inc. v. United Egg Producers, Inc., et al. (08-cv-05368); Zaza, Inc. v. Michael Foods, Inc.; et al. (08-cv-06239); and Zeqiri Corp v. Golden Oval Eggs, LLC, et al.(2008-cv-06239).
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
     (3) The class of common stock issued to a member depends on whether the member is a cooperative or individual member and whether the member is a “dairy member” or “ag member” (See “Item 1. Business — Description of the Cooperative — Structure and Membership”);
     (4) We may redeem holdings of members under certain circumstances upon the approval of our board of directors (See “Item 1. Business — Description of the Cooperative — Patronage Income and Equity”); and
     (5) Our board of directors may terminate a membership if it determines that the member has failed to adequately patronize us or has become our competitor (See “Item 1. Business — Description of the Cooperative — Structure and Membership”).
     As of March 1, 2009, there are approximately 870 holders of Class A common stock, 3,841 holders of Class B common stock, 164 holders of Class C common stock and 1,011 holders of Class D common stock.
Item 6. Selected Financial Data.
     The historical consolidated financial information presented below has been derived from the Land O’Lakes consolidated financial statements for the periods indicated. It should be read together with the audited consolidated financial statements of Land O’Lakes and the related notes included elsewhere in this Form 10-K. Read the selected consolidated historical financial information along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Form 10-K.

     In the third quarter of 2008, the Company announced that the financial results for its MoArk subsidiary, which is included in the Company’s Layers segment, contained accounting errors. The errors related to: the valuation of certain assets contributed to and acquired by MoArk during the calendar years 2000, 2001 and 2002; the Company’s accounting treatment applied in 2003 for the planned purchase of the remaining 42.5% minority interest in MoArk; and the accounting treatment applied to a real estate transaction in 2005. The historical consolidated financial statements are adjusted to reflect the correction of these errors. The adjustments relate primarily to correcting fair value purchase price allocations for the original contributions upon formation of MoArk, for business combinations during the years 2000, 2001 and 2002, and for the Company’s purchase of the remaining 42.5% minority interest in MoArk. MoArk and the Company’s management have undertaken a valuation of certain long-lived assets and liabilities and have recorded the fair value adjustments to the Company’s consolidated financial statements from fiscal year 2000 and forward. In preparing these fair value adjustments, the Company’s management, among other things, consulted with an independent advisor. The adjustments also include recording the 2005 real estate transaction in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases,” which required treating proceeds received as a financing transaction.
     Although the consolidated financial statements for the years ended December 31, 2007, 2005 and 2004, and each of the quarterly periods ended September 30, June 30 and March 31, 2008, were not considered materially misstated due to the MoArk errors, the Company’s financial results for the year ended December 31, 2006 were deemed materially misstated. Accordingly, the consolidated financial statements for the year ended December 31, 2006 have been restated. As a result of correcting these errors, for the year ended December 31, 2006, the Company was required to take an additional $15.7 million goodwill impairment charge, net of income taxes. A $4.6 million cumulative adjustment to increase retained earnings at December 31, 2005 has been recorded in the consolidated statements of equities and comprehensive income to reflect the aggregate impact of the corrections to retained earnings for the years 2000 through 2005 along with a $19.6 million adjustment to retained earnings for the year ended December 31, 2006 resulted in a net $15.0 million cumulative adjustment to retained earnings at December 31, 2006. There was no impact to the Company’s total operating, investing or financing cash flows although individual captions within operating activities were corrected. We corrected our prior period consolidated financial statements for the effect of the misstatements in the consolidated financial statements as presented in “Item 8. Financial Statements and Supplementary Data.” Accordingly, our previous periodic filings will not be amended with respect to this misstatement. For further information refer to Note 1 in “Item 8. Financial Statements and Supplementary Data.”
     Additionally, certain reclassifications have been made to the 2004, 2005, 2006 and 2007 consolidated financial statements to conform to the 2008 presentation. Specifically, liabilities for deferred compensation plans have been reclassified from long-term debt and current portion of long-term debt to employee benefits and other liabilities and accrued liabilities in the consolidated balance sheets, respectively. These reclassifications had no effect on the total assets, total liabilities or total equities in consolidated balance sheets and had no effect on the consolidated statements of operations.

	Years Ended December 31,
			Restated
	2008	2007 (13)	2006 (13)	2005 (13)	2004 (13)
	($ in Millions)
Statement of Operations Data:
Net sales	$12,039.3	$8,924.9	$7,102.3	$7,336.1	$7,497.3
Cost of sales	11,084.0	8,160.3	6,443.5	6,750.7	6,902.3

Gross profit	955.3	764.6	658.8	585.4	595.0
Selling, general and administrative	756.6	623.5	516.5	496.4	499.6
Restructuring and impairment charges(1)	2.9	4.0	40.5	6.4	7.8
Gain on insurance settlement	(10.6)	(5.9)	—	—	—

Earnings from operations	206.4	143.0	101.8	82.6	87.6
Interest expense, net	63.2	49.6	59.1	78.1	81.2
Other (income) expense, net(2)	(12.0)	(37.1)	(17.4)	9.4	(3.3)
Gain on sale of investment in CF Industries, Inc(3)	—	—	—	(102.5)	—
Loss on impairment of investment in CF Industries, Inc(4)	—	—	—	—	36.5
Equity in earnings of affiliated companies	(35.0)	(68.2)	(13.7)	(41.3)	(62.2)
Minority interest in earnings of subsidiaries	16.1	1.5	1.5	1.4	1.6

Earnings before income taxes and discontinued operations	174.1	197.2	72.3	137.5	33.8
Income tax expense	14.5	36.3	2.9	7.5	3.1

Net earnings from continuing operations	159.6	160.9	69.4	130.0	30.7
Earnings (loss) from discontinued operations, net of income taxes(5)	—	—	—	2.1	(6.7)

Net earnings	$159.6	$160.9	$69.4	$132.1	$24.0

	Years Ended December 31,
			Restated
	2008	2007 (13)	2006 (13)	2005 (13)	2004 (13)
	($ in Millions)
Other Financial Data:
Depreciation and amortization	$91.8	$85.6	$97.1	$99.5	$105.8
Unrealized hedging (losses) gains(6)	(51.9)	12.9	7.6	5.3	(23.1)
Capital expenditures	171.3	91.1	83.8	70.4	96.1
Cash patronage paid to members(7)	29.1	20.4	24.0	15.1	11.4
Equity revolvement paid to members(8)	68.5	37.6	56.6	53.6	23.2

	Years Ended December 31,
			Restated
	2008	2007 (13)	2006 (13)	2005 (13)	2004 (13)
	($ in Millions)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$30.8	$116.8	$79.7	$179.7	$73.1
Restricted cash(9)	—	—	—	—	20.3
Working capital(10)	729.8	459.0	292.1	255.8	312.2
Property, plant and equipment, net	658.3	565.3	679.4	676.0	712.7
Total assets	4,981.3	4,419.2	3,000.4	3,032.3	3,165.5
Total debt(11)	753.5	531.5	492.0	531.1	881.4
Capital securities of trust subsidiary	190.7	190.7	190.7	190.7	190.7
Minority interests	18.9	6.2	8.8	35.2	38.5
Total equities	976.9	1,014.3	917.8	896.1	844.3

	Years Ended December 31,
			Restated
	2008	2007	2006	2005	2004
	($ in Millions)
Selected Segment Financial Information:
Dairy Foods
Net sales	$4,136.4	$4,176.8	$3,241.3	$3,684.1	$3,797.3
Earnings from operations	25.0	80.6	68.0	31.3	37.0
Depreciation and amortization	31.5	26.3	40.0	41.2	39.6
Capital expenditures	84.8	18.0	19.4	20.5	53.1
Feed
Net sales	3,857.4	3,061.6	2,711.4	2,586.9	2,626.6
Earnings from operations	27.9	56.0	60.6	61.4	12.8
Depreciation and amortization	32.0	27.8	30.7	32.0	38.5
Capital expenditures	54.3	42.2	33.6	25.9	26.3
Seed
Net sales	1,185.0	917.0	756.0	653.9	518.8
Earnings from operations	27.4	39.1	39.3	30.5	19.9
Depreciation and amortization	2.4	2.4	2.5	2.3	2.5
Capital expenditures	3.0	2.0	2.7	2.4	1.6
Agronomy(12)
Net sales	2,335.3	287.4	—	—	—
Earnings (loss) from operations	126.2	(48.2)	(13.1)	(27.6)	(12.8)
Depreciation and amortization	14.7	8.5	6.1	6.1	6.1
Capital expenditures	4.5	0.3	—	—	—
Layers (13)
Net sales	606.2	513.9	398.4	407.0	541.3
Earnings (loss) from operations	22.9	22.4	(49.3)	(12.2)	29.4
Depreciation and amortization	9.2	9.5	10.6	10.5	9.3
Capital expenditures	18.3	5.1	11.0	17.7	8.9
Other/Eliminations
Net sales	(81.1)	(31.9)	(4.7)	4.3	13.2
(Loss) earnings from operations	(22.9)	(6.9)	(3.7)	(0.8)	1.3
Depreciation and amortization	2.0	11.1	7.2	7.4	9.7
Capital expenditures	6.4	23.4	17.0	4.0	6.2
See accompanying Notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA
(1) The following table summarizes restructuring and impairment charges:

	Years Ended December 31,
			Restated
	2008	2007	2006 (13)	2005	2004
	($ in millions)
Restructuring charges	$1.8	$0.5	$1.5	$0.3	$2.4
Impairment of assets	1.1	3.5	39.0	6.1	5.4

Total	$2.9	$4.0	$40.5	$6.4	$7.8

     Restructuring charges for the years ended for 2004 through 2008 resulted primarily from the closing of manufacturing facilities in Dairy Foods and initiatives to consolidate facilities and reduce personnel in Feed.
     In 2008, the Company incurred $1.1 million of impairment charges. The Company recorded a $1.0 million impairment charge in Layers related to the write-down of fixed assets to fair value as a result of changes in the available use of the assets. In 2007, the Company incurred impairment charges of $3.5 million. The Company recorded a $1.8 million charge to write down a Dairy Foods investment to estimated fair value. Seed incurred a $0.5 million impairment charge related to structural deterioration of a soybean facility in Vincent, Iowa and a $0.2 million charge for impairment of a software asset. A $0.6 million impairment charge was recorded in Layers for the closing of various facilities. Feed impairment charges of $0.3 million were incurred for the write-down of various manufacturing facilities held for sale. In 2006, the Company incurred $39.0 million of impairment charges, of which $36.2 million related to a goodwill impairment charge in Layers and a $2.8 million impairment charge in Dairy Foods related to a note receivable from the sale of a cheese production facility in Gustine, California. The impairment charge of $6.1 million in 2005 related to the write-down of various assets to their estimated fair value primarily due to closing facilities in Dairy Foods and Feed. The impairment charge of $5.4 million in 2004 consisted of the write-down of various assets to their estimated fair value in Dairy Foods and Feed and a goodwill impairment in Seed related to the divestiture of a subsidiary.
(2) The following table summarizes other (income) expense, net:

	Years Ended December 31,
			Restated
	2008	2007	2006 (13)	2005	2004
	($ in millions)
(Gain) loss on divestiture of businesses	$—	$(28.5)	$(7.6)	$—	$2.7
Gain on sale of investments, excluding CF Industries, Inc.	(7.4)	(8.7)	(8.0)	(1.1)	(0.6)
Gain on foreign currency exchange contracts	(4.2)	—	—	—	—
Gain on sale of intangibles	—	—	(1.8)	—	—
(Gain) loss on extinguishment of debt	(0.4)	—	—	11.0	—
Gain on legal settlements	—	—	—	(0.6)	(5.4)

Total	$(12.0)	$(37.2)	$(17.4)	$9.3	$(3.3)

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	($ in millions)
20% required for tax deduction	$19.7	$13.4	$16.4	$11.0	$7.9
Discretionary	9.4	7.0	7.6	4.1	3.5

Total	$29.1	$20.4	$24.0	$15.1	$11.4

(8) Equity revolvement reflects the distribution of earnings previously allocated to members and not paid out initially as cash patronage. It also includes equity revolvements to deceased members and deceased members of local cooperatives, and age retirement payments.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	($ in millions)
Revolvement
Dairy Foods(a)	$10.7	$13.9	$17.0	$17.1	$19.9
Ag Services	57.8	23.7	39.6	36.5	3.3

Total	$68.5	$37.6	$56.6	$53.6	$23.2

(a)	Includes the distribution of a portion of the equity issued in connection with the acquisition of Dairyman’s Cooperative Creamery Association for the years ended 2004 through 2006.
(9) Cash held in a restricted account was required to support the Cheese & Protein International LLC (“CPI”) property and equipment lease. This lease was prepaid in 2005 and the restricted cash was released.
(10) Working capital is defined as current assets (less cash and cash equivalents and restricted cash) minus current liabilities (less notes and short-term obligations, and current portion of long-term debt).
(11) Total debt includes notes and short-term obligations and excludes the 7.45% Capital Securities due on March 15, 2028, of our trust subsidiary.
(12) Through September 1, 2007 our Agronomy segment consisted primarily of our 50% ownership in Agriliance LLC, a joint venture with CHS accounted for under the equity method. Effective September 1, 2007, Agriliance distributed a portion of its assets, primarily its wholesale crop protection products (“CPP”) assets and its wholesale crop nutrients (“CN”) assets to its parent companies. Based on ownership interests, each parent was entitled to receive 50% of the CN and CPP assets distributed. The distribution transaction was net settled, with the CN assets distributed to CHS and CPP assets distributed to the Company, and the results of CPP are included in our consolidated financial statements from that date forward. Agriliance continues as a 50/50 joint venture operating its retail agronomy distribution business and continues to be accounted for under the equity method.
(13) The effects of the adjustments and 2006 restatement for MoArk original capital contributions, subsequent purchase price allocations related to acquisitions completed by MoArk and its subsidiaries and the real estate transaction as discussed above on selected consolidated financial data are presented below.

	Years Ended December 31,
	2007	2006	2005	2004
	($ in Millions)
Statement of Operations Data:
Gross profit — as previously reported	$767.2	$660.9	$585.0	$593.7
Adjustments	(2.6)	(2.1)	0.4	1.3

Gross profit — as adjusted	$764.6	$658.8	$585.4	$595.0

Restructuring and impairment charges — as previously reported	$4.0	$21.2	$6.4	$7.8
Adjustments	—	19.3	—	—

Restructuring and impairment charges — as adjusted	$4.0	$40.5	$6.4	$7.8

Earnings from operations — as previously reported	$147.0	$124.2	$83.7	$84.9
Adjustments	(4.0)	(22.4)	(1.1)	2.7

Earnings from operations — as adjusted	$143.0	$101.8	$82.6	$87.6

Net earnings — as previously reported	$163.8	$88.9	$131.8	$23.7
Adjustments	(2.9)	(19.5)	0.3	0.3

Net earnings — as adjusted	$160.9	$69.4	$132.1	$24.0

	Years Ended December 31,
	2007	2006	2005	2004
	($ in Millions)
Balance Sheet Data (at end of period):
Working capital — as previously reported	$461.3	$292.7	$193.6	$316.0
Adjustments	(2.3)	(0.6)	62.2	(3.8)

Working capital — as adjusted	$459.0	$292.1	$255.8	$312.2

Goodwill, net — as previously reported	$318.2	$326.5	$327.1	$331.6
Adjustments	(37.3)	(37.3)	(29.1)	(3.0)

Goodwill, net — as adjusted	$280.9	$289.2	$298.0	$328.6

Total assets — as previously reported	$4,431.8	$3,014.9	$3,063.0	$3,169.0
Adjustments	(12.6)	(14.5)	(30.7)	(3.5)

Total assets — as adjusted	$4,419.2	$3,000.4	$3,032.3	$3,165.5

Total equities — as previously reported	$1,032.2	$932.7	$891.5	$840.0
Adjustments	(17.9)	(14.9)	4.6	4.3

Total equities — as adjusted	$1,014.3	$917.8	$896.1	$844.3
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on current expectations, assumptions, estimates and projections of our management. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those anticipated in these statements as a result of certain factors, as more fully described in “Item 1A. “Risk Factors” and elsewhere in this Form 10-K. We undertake no obligation to publicly update any forward-looking statements.
Overview
Segments
     We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers.
•	Dairy Foods produces, markets and sells products such as butter, spreads, cheese and other dairy related products. Products are sold under well-recognized national brand names including LAND O LAKES, the Indian Maiden logo and Alpine Lace, as well as under regional brand names such as New Yorker.

•	Feed is largely comprised of the operations of Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”), the Company’s wholly owned subsidiary. Land O’Lakes Purina Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives.

•	Seed is a supplier and distributor of crop seed products in the United States. A variety of crop seed is sold, including alfalfa, corn, soybeans and forage and turf grasses.

•	Agronomy consists primarily of the operations of Winfield Solutions, LLC (“Winfield”), a wholly owned subsidiary established in September 2007 upon the distribution of wholesale crop protection product assets to the Company from Agriliance LLC. Winfield operates primarily as a wholesale distributor of crop protection products, including herbicides, pesticides, fungicides and adjuvants. Agronomy also includes the Company’s 50% ownership in Agriliance LLC (“Agriliance”), which operates retail agronomy distribution businesses.

•	Layers consists of MoArk, LLC (“MoArk”), a wholly owned subsidiary. MoArk produces, distributes and markets shell eggs that are sold to retail and wholesale customers for consumer and industrial use throughout the United States. MoArk also produced and marketed liquid egg products prior to the sale of this operation on June 30, 2006.

•	We also derive a portion of revenues and income from other related businesses, which are insignificant to our overall results.

     The Company allocates corporate administrative expense, interest expense, and centrally managed expenses, including insurance and employee benefit expense, to all of its business segments, both directly and indirectly. Corporate administrative functions that are able to determine actual services provided to each segment allocate expense on a direct basis. Interest expense is allocated based on working capital usage. All other corporate administrative functions and centrally managed expenses are allocated indirectly based on a predetermined basis, such as a percentage of total invested capital or headcount.
MoArk, LLC Adjustment of Financial Results
     In the third quarter of 2008, the Company announced that the financial results for its MoArk subsidiary, which is included in the Company’s Layers segment, contained accounting errors. The errors related to: the valuation of certain assets contributed to and acquired by MoArk during the calendar years 2000, 2001 and 2002; the Company’s accounting treatment applied in 2003 for the planned purchase of the remaining 42.5% minority interest in MoArk; and the accounting treatment applied to a real estate transaction in 2005. The consolidated financial statements as of and for the year ended December 31, 2007, and the notes thereto, are adjusted to reflect the correction of these errors. The adjustments relate primarily to correcting fair value purchase price allocations for the original contributions upon formation of MoArk, for business combinations during the years 2000, 2001 and 2002, and for the Company’s purchase of the remaining 42.5% minority interest in MoArk. MoArk and the Company’s management have undertaken a valuation of certain long-lived assets and liabilities and have recorded the fair value adjustments to the Company’s consolidated financial statements from fiscal year 2000 and forward. In preparing these fair value adjustments, the Company’s management, among other things, consulted with an independent advisor. The adjustments also include recording the 2005 real estate transaction in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases,” which required treating proceeds received as a financing transaction.
     Although the consolidated financial statements for the year ended December 31, 2007 and each of the quarterly periods ended September 30, June 30 and March 31, 2008, were not considered materially misstated due to the MoArk errors, the Company’s financial results for the year ended December 31, 2006 were deemed materially misstated. Accordingly, the consolidated financial statements for the year ended December 31, 2006 have been restated. As a result of correcting these errors for the year ended December 31, 2006, the Company was required to take an additional $15.7 million goodwill impairment charge, net of income taxes. A $4.6 million cumulative adjustment to increase retained earnings at December 31, 2005 has been recorded in the consolidated statements of equities and comprehensive income to reflect the aggregate impact of the corrections to retained earnings for the years 2000 through 2005 along with a $19.6 million adjustment to retained earnings for the year ended December 31, 2006 resulted in a net $15.0 million cumulative adjustment to retained earnings at December 31, 2006. There was no impact to the Company’s total operating, investing or financing cash flows although individual captions within operating activities were corrected.
     The effects of the adjustments are as follows:
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands)

	Previously			Previously
	Reported	Effect of	As Adjusted	Reported	Effect of	As Restated
	2007	Adjustments	2007	2006	Restatements	2006

Cost of sales	$8,157,684	$2,622	$8,160,306	$6,441,368	$2,143	$6,443,511
Gross Profit	767,211	(2,622)	764,589	660,921	(2,143)	658,778
Selling, general and administrative	622,231	1,295	623,526	515,557	947	516,504
Restructuring and Impairment charges	3,970	—	3,970	21,169	19,344	40,513
Earnings from operations	146,951	(3,917)	143,034	124,195	(22,434)	101,761
Interest expense	48,918	727	49,645	58,360	698	59,058
Other (income) expense, net	(37,157)	—	(37,157)	(18,791)	1,402	(17,389)
Earnings before income taxes	201,904	(4,644)	197,260	96,851	(24,534)	72,317
Income tax expense	38,107	(1,776)	36,331	7,906	(4,962)	2,944
Net earnings	163,797	(2,868)	160,929	88,945	(19,572)	69,373
Applied to:
Retained earnings	61,154	(2,868)	58,286	13,928	(19,572)	(5,644)

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

The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study. The USDA expects to complete its draft EIS in June of 2009, with a final EIS to be completed by the end of 2009. Although the Company believes the outcome of the environmental study will be favorable, which would allow for the reintroduction of the product into the market by 2010, there are approximately $10.3 million of purchase commitments with seed producers over the next year and $26.2 million of inventory as of December 31, 2008, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. As of December 31, 2008, based on the most recent facts and circumstances available to the Company, an $8.9 million charge was recorded for an environmental reserve in the Company’s Other segment.
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
     In December 2007, based on a deterioration in the financial results of Golden Oval Eggs, LLC (“Golden Oval”), the Company recorded a $22.0 million charge to establish reserves for its entire remaining equity investment and note balances in Golden Oval. The investment and note in Golden Oval were obtained in 2006 as part of the divestiture of MoArk’s liquid egg operations to Golden Oval. In February 2008, the Company and Golden Oval entered into an Amendment to Asset Purchase Agreement that modified certain terms and conditions of the sale, including the cancellation of the principal amount owed under the note and the issuance of a warrant to the Company for the right to purchase 880,492 Class A Convertible Preferred Units (the “Preferred Units”). As of the date the warrant was issued, the Company determined that the underlying units had an insignificant fair value. In December 2008, Golden Oval announced that it entered into an agreement to sell substantially all its assets. The transaction, if consummated, is expected to yield a per unit value between $4.25 per unit to approximately $4.75 per unit, subject to adjustments for applicable expenses and contingencies. As of December 31, 2008, the Company held the warrant for the 880,492 Preferred Units, which carries a preference upon liquidation of $11.357 per unit, and 697,350 Class A units. Subsequently, on March 2, 2009, in conjunction with Golden Oval’s planned sale of substantially all its assets to Rembrandt Enterprises, Inc. (“Rembrandt”), the Company exercised its right to purchase 880,492 Class A Convertible Preferred Units of Golden Oval. The Company also elected, while maintaining certain rescission rights, to convert the Preferred Units to an equal number of Golden Oval’s Class A Common Units. The Company expects the Golden Oval — Rembrandt transaction to close during the first half of 2009 and expects to receive approximately $12 million by way of cash distributions from Golden Oval in various amounts prior to December 31, 2009. The Company will record any proceeds received as a gain on sale of investment.
Derivative Commodity Instruments
     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, and soybeans in Seed. Derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures and options contracts for open positions are marked-to-market each month and these unrealized gains or losses (“unrealized hedging gains and losses”) are recognized in earnings and are fully taxed and applied to retained earnings in our consolidated balance sheet. Amounts recognized in earnings before income taxes (reflected in cost of sales and equity in (earnings) loss of affiliated companies for the year ended December 31 are as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006
	($ in millions)

Unrealized hedging (loss) gain	$(51.9)	$12.9	$7.6
Vendor Rebates
     We receive vendor rebates primarily from seed and chemical suppliers. These rebates are either covered by binding arrangements, which are agreements between the vendor and the Company, or are covered by published vendor rebate programs. Rebates are recorded as earned in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), when evidence exists to support binding arrangements (which in most cases is either written agreements between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received. Certain rebate arrangements for our Agronomy and Seed segments are not finalized until various times during the vendor’s crop year program. Accordingly, the amount of rebates reported in any given period can vary substantially, largely as a result of when the arrangements are formally executed.

Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method; earnings from unconsolidated businesses for the year ended December 31 are as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006
	($ in millions)

Equity in earnings from unconsolidated businesses	$35.0	$68.2	$13.7
     Our investment in unconsolidated businesses was $314.5 million and $304.0 million as of December 31, 2008 and 2007, respectively. Cash flow from investments in unconsolidated businesses was $46.8 million, $58.7 million and $4.7 million for the years ended December 31, 2008, 2007, and 2006, respectively.
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

	December 31,	December 31,	December 31,
	2008	2007	2006
	($ in millions)
Agriliance:
Investment in Agriliance	$176.2	$150.9	$105.6
Equity in earnings from Agriliance	0.1	50.6	12.0
     In 2008, we invested an additional $50.0 million in Agriliance. Cash distributions from Agriliance for the years ended December 31, 2008, 2007 and 2006 were $20.0 million, $44.6 million and $0, respectively. The equity in earnings results were unfavorably impacted during the year ended December 31, 2008 compared to the prior year primarily due to the September 2007 distribution and repositioning of the wholesale crop protection products and crop nutrients businesses.
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
     For the year ended December 31, 2008, our net earnings from member business were $116.4 million, excluding the portion (10% holdback in Dairy and 15% holdback in Ag) added to permanent equity. Of this amount, $114.2 million was applied to allocated patronage and $2.2 million was applied to deferred equities. The $114.2 million of allocated patronage consisted of an estimated $37.8 million to be paid in cash in 2009 and $76.4 million to be retained as allocated member equities and revolved at a later time, subject to approval by the board of directors. The $2.2 million of deferred equities represents earnings from member businesses that are held in an equity reserve account rather than being allocated to members. For the year ended December 31, 2008, we had net earnings of $43.2 million applied to retained earnings, which represents permanent equity derived from non-

member business, the 10% holdback in Dairy and 15% holdback in Ag of member earnings, unrealized hedging gains and losses and income taxes.
     In 2008, we made payments of $97.6 million for the redemption of member equities. This included $29.1 million for the cash patronage portion of the 2007 earnings allocated to members and $68.5 million for the revolvement of member equities previously allocated to members, and not paid as cash patronage.
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
     For the year ended December 31, 2008, we sold 7,193.7 million pounds of milk, which resulted in $1,514.6 million of net sales or 36.6% of our Dairy Foods segment’s net sales for that period.
     Feed, in addition to selling its own products, buys and sells or brokers for a fee soybean meal and other feed ingredients. We market these ingredients to our local member cooperatives and to other feed manufacturers, which use them to produce their own feed. Although this activity generates substantial revenues, it is a very low-margin business. We are generally able to obtain feed inputs at a lower cost as a result of our ingredient merchandising business because of efficiencies associated with larger purchases. For the year ended December 31, 2008, ingredient merchandising generated net sales of $1,204.0 million, or 31.2% of total feed segment net sales, and a gross profit of $41.4 million, or 14.4% of total feed segment gross profit.
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
Dairy and Agricultural Commodity Inputs and Outputs
     Many of our products, particularly in our Dairy Foods, Feed and Layers segments, use dairy or agricultural commodities as inputs or our products constitute dairy or agricultural commodity outputs. Consequently, our results are affected by the cost of commodity inputs and the market price of commodity outputs. Government regulation of the dairy industry and industry practices in animal feed tend to stabilize margins in those segments but do not protect against large movements in either input costs or output prices.
     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the year ended December 31, 2008, bulk cheese, which is generally priced on the date of make, represented approximately 11% of the Dairy Foods segment’s net sales. For the year ended December 31, 2008, bulk milk, which also is not subject to significant commodity price risk, represented approximately 37% of the Dairy Foods segment’s net sales.
     We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter typically is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the year ended December 31, 2008, retail and foodservice net sales represented approximately 33% of Dairy Foods net sales. We also maintain inventory of nonfat dry milk, which is a by-product of our butter production process. The nonfat dry milk is held in inventory until it is sold to customers.
     Market prices for commodities such as butter, cheese and nonfat dry milk can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly market price for butter was $1.16 in April 2006, and the highest monthly market price was $1.73 in October 2008. In the past three years, the lowest monthly market price for block cheese was $1.16 in July 2006 and the highest monthly market price was $2.10 in May 2008. In the past three years, the lowest monthly NASS (National Agricultural Statistics Survey) market price for nonfat dry milk was $0.82 in June 2006 and the highest monthly market price was $2.06 in October 2007. The per pound average market price for each of the years in the three-year period ended December 31, 2008 are as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006

Per pound market price average for year:
Butter	$1.46	$1.37	$1.24
Block cheese	1.86	1.76	1.24
Nonfat dry milk (NASS)	1.23	1.69	0.89
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
     Layers. MoArk produces, distributes and markets shell eggs. MoArk’s sales and earnings are driven, in large part, by egg prices. For the year ended December 31, 2008, egg prices averaged $1.32 per dozen, as measured by the Urner Barry Midwest Large market, compared to egg prices of $1.15 per dozen for the year ended December 31, 2007.

     Results of Operations — Total Land O’Lakes, Inc.

	For the Years Ended December 31
					Restated
	2008		2007		2006
		% of		% of		% of
		Net		Net		Net
	$ Amount	Sales	$ Amount	Sales	$ Amount	Sales
	($ in millions)

Net sales	$12,039.3	100.0	$8,924.9	100.0	$7,102.3	100.0
Cost of sales	11,084.0	92.1	8,160.3	91.4	6,443.5	90.7

Gross profit	955.3	7.9	764.6	8.6	658.8	9.3

Selling, general and administrative	756.6	6.3	623.5	7.0	516.5	7.3
Restructuring and impairment charges	2.9	—	4.0	—	40.5	0.6
Gain on insurance settlement	(10.6)	(0.1)	(5.9)	—	—	—

Earnings from operations	206.4	1.7	143.0	1.6	101.8	1.4

Interest expense, net	63.2	0.5	49.6	0.6	59.1	0.8
Other income, net	(12.0)	(0.1)	(37.1)	(0.4)	(17.4)	(0.2)
Equity in earnings of affiliated companies	(35.0)	(0.3)	(68.2)	(0.8)	(13.7)	(0.2)
Minority interest in earnings of subsidiaries	16.1	0.2	1.5	—	1.5	—

Earnings before income taxes	174.1	1.4	197.2	2.2	72.3	1.0

Income tax expense	14.5	0.1	36.3	0.4	2.9	—

Net earnings	$159.6	1.3	$160.9	1.8	$69.4	1.0

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Overview of Results

	For the years ended December 31,
	2008	2007	Decrease
	($ in millions)

Net earnings	$159.6	$160.9	$(1.3)
     Net earnings declined $1.3 million in 2008 compared to 2007. In 2008, unrealized hedging losses reduced net earnings by $32.1 million, net of income taxes. Net earnings include the impact of the year-to-year change in unrealized hedging gains and losses on derivative contracts due to volatility in commodity markets. Unrealized hedging gains and losses in earnings represent the changes in value of open derivative instruments from one period to another versus what will be effectively realized by the Company once the instruments expire and the underlying commodity purchases or product sales being hedged occur. In 2008, excluding the unrealized hedging gains and losses and one-time items discussed below, the Company’s net earnings increased $47.7 million compared to the prior year. This increase reflects improved performance in Agronomy, Layers, Seed and Feed and a decline in Dairy Foods earnings.
     In 2008, net earnings included a $5.5 million charge, net of income taxes, to establish an environmental reserve related to the Hudson Refinery Superfund Site and a $4.2 million gain, net of income taxes, related to the sale of the Company’s investment in Agronomy Company of Canada Ltd.
     In 2007, net earnings included a $21.3 million gain, net of related expenses and income taxes, on the sale of the Company’s Cheese & Protein International operations in Dairy Foods, and a $13.7 million charge, net of income taxes, to establish a reserve for assets received from MoArk’s 2006 sale of its liquid egg operations, recorded in our Layers segment. In 2007, unrealized hedging gains increased net earnings by $8.0 million, net of income taxes.

	For the years ended December 31,
	2008	2007	Increase
	($ in millions)

Net sales	$12,039.3	$8,924.9	$3,114.4
     The increase in net sales primarily resulted from the repositioning of the Agronomy investment, which resulted in the consolidation of the crop protection products business in September 2007, and increased net sales by $2,047.9 million. Net sales increased in 2008 compared to 2007 in Feed, Seed and Layers by $795.8 million, $268.0 million and $92.3 million, respectively, primarily due to higher market prices. Dairy Foods net sales declined $40.4 million. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

	For the years ended December 31,
	2008	2007	Increase
	($ in millions)

Gross profit	$955.3	$764.6	$190.7
     Gross profit increased in 2008 compared to the prior year primarily from the addition of $281.5 million of gross profit due to the consolidation of the crop protection products business in September 2007. The increase in Agronomy was partially offset by gross profit declines in Dairy Foods, Feed and Layers of $63.8 million, $13.4 million and $6.0 million, respectively. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

	For the years ended December 31,
	2008	2007	Increase
	($ in millions)

Selling, general and administrative expense	$756.6	$623.5	$133.1
     The increase in selling, general and administrative expense compared to the prior year was primarily due to the addition of $107.2 million of selling, general and administrative expenses due to the repositioning of the Agronomy investment which resulted in the consolidation of the crop protection products business in September 2007. Higher selling, general and administrative expenses in Feed and Seed also contributed to the increase.

	For the years ended December 31,
	2008	2007	Decrease
	($ in millions)

Restructuring and impairment charges	$2.9	$4.0	$(1.1)
     In 2008, the Company recorded $1.8 million of restructuring charges primarily related to employee severance due to reorganization of Feed personnel. In 2008, the Company also incurred a $1.0 million impairment charge within Layers related to the write-down of fixed assets to fair value as a result of changes in the available use of certain assets. Additionally, the Company incurred a $0.1 million impairment charge in Dairy related to the write-down of certain fixed assets to fair value.
     In 2007, the Company had restructuring charges of $0.5 million, primarily for employee severance related to the closure of Feed facilities in Wisconsin and Kansas. In 2007, the Company incurred impairment charges of $3.5 million. The Company recorded a $1.8 million charge to write down a Dairy Foods investment to estimated fair value. Seed incurred a $0.5 million impairment charge related to structural deterioration of a soybean facility in Vincent, Iowa and a $0.2 million charge for impairment of a software asset. A $0.6 million impairment charge was recorded in Layers related to the closing of various facilities. Feed impairment charges of $0.4 million were incurred for the write-down of various manufacturing facilities held for sale.

	For the years ended December 31,
	2008	2007	Increase
	($ in millions)

Gain on insurance settlement	$10.6	$5.9	$4.7
     In October 2008, the Company received notification from its insurance carrier that it would receive $6.7 million of insurance proceeds for the replacement of capital assets at a Feed facility in Statesville, North Carolina that was destroyed by fire in 2005. For the year ended December 31, 2008, $6.7 million of expected proceeds were recorded as a gain on insurance settlement. In 2008, the Company also recorded a gain on insurance settlement of $2.0 million in Layers related to an egg processing facility located in Anderson, Missouri that was damaged by fire in 2007. Additionally, in 2008, MoArk received $2.0 million of total insurance proceeds related to the settlement of a fraud loss claim involving a former employee of a previously owned subsidiary during the years 2002 through 2004. The proceeds were recorded as a gain on insurance settlement.
     For the year ended December 31, 2007, the Company recorded a gain on insurance settlement of $5.9 million for business interruption and capital asset replacement recoveries related to the Feed facility damaged by fire in Statesville, North Carolina.

	For the years ended December 31,
	2008	2007	Increase
	($ in millions)

Interest expense, net	$63.2	$49.6	$13.6
     The increase in interest expense, net in 2008 compared to the same period in 2007 was primarily due to higher short-term borrowings related to the crop protection product business which was distributed to the Company in September, 2007 as a result of the repositioning of Agriliance. In addition, interest income was lower in 2008 compared to the prior year.

	For the years ended December 31,
	2008	2007	Decrease
	($ in millions)

Equity in earnings of affiliated companies	$35.0	$68.2	$(33.2)
     The decrease in equity in earnings of affiliated companies is primarily related to lower earnings from Agriliance. Equity in earnings from Agriliance was $0.1 million for the year ended December 31, 2008 compared to $50.6 million for the same period in 2007. The decrease was mainly due to Agriliance distributing a portion of its assets in the crop protection products and crop nutrients businesses to the parent companies. A discussion of net earnings for Agriliance can be found under the caption “Overview — Unconsolidated Businesses.” In Layers, equity method investments had earnings of $19.5 million for the year ended December 31, 2008 compared to equity earnings of $13.0 million for the same period in 2007 primarily due to higher egg prices.

	For the years ended December 31,
	2008	2007	Decrease
	($ in millions)

Income tax expense	$14.5	$36.3	$(21.8)
     Income tax expense of $14.5 million for the year ended December 31, 2008 compared to income tax expense of $36.3 million for the year ended December 31, 2007, resulted in effective tax rates of 8.3% and 18.4%, respectively. The decrease in income tax expense is mainly due to the decrease in earnings related to unrealized hedging losses for the year ended December 31, 2008, compared to the same period in 2007. As a cooperative, earnings from member business are deductible from taxable income as a patronage deduction. The federal and state statutory rate applied to nonmember business activity was 38.3% for the years ended December 31, 2008 and December 31, 2007. Income tax expense and the effective tax rate vary each year based upon profitability and nonmember business earnings during each of the comparable years.

     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or similar customers. We have five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. Agronomy consists primarily of the consolidated operations of our wholesale crop protection products business and our 50% ownership in Agriliance, which is accounted for under the equity method. Our crop protection products business was consolidated effective September 1, 2007 upon the distribution of these assets to the Company from Agriliance. Accordingly, net sales and gross profit of the wholesale crop protection products business are recorded in Agronomy for the year ended December 31, 2008 and the four months September 1, 2007 through December 31, 2007.
     Dairy Foods

	For the Years Ended December 31,
	2008	2007	%Change
	($ in millions)
Net sales	$4,136.4	$4,176.8	(1.0)%
Gross profit	213.6	277.4	(23.0)%
Gross profit as a % of sales	5.2%	6.6%

Net Sales Variance	Increase (decrease)
($ in millions)
Pricing / product mix impact	$(40.2)
Volume impact	111.2
Acquisitions and divestitures	(111.4)

Total decrease	$(40.4)
     Dairy Foods net sales declined in 2008 as lower milk prices and powder markets more than offset higher markets in butter and cheese. The favorable volume variance of $111.2 million was primarily driven by increases in industrial operations of $135.7 million over the prior year. The industrial operations increase was primarily due to the effect of milk sales, which were previously used internally for Cheese & Protein International (“CPI”) and are now sold to Saputo, Inc. under a supply agreement effective April 2007. Superspreads volume increased $16.3 million. The volume increase was partially offset by volume declines in foodservice and resale volume of bulk butter of $28.1 million and $13.2 million, respectively. The acquisitions and divestitures category includes the effect of the sale of CPI in April 2007 and a resulting decline in cheese sales. The unfavorable pricing / product mix variance of $40.2 million was mainly driven by industrial operations where net sales declined $191.4 million due to lower milk prices compared to the prior year. This decline was mostly offset by net sales increases in foodservice, superspreads and consumer cheese of $53.4 million, $49.9 million and $34.3 million, respectively, compared to 2007.

Gross Profit Variance	Increase (decrease)
($ in millions)
Margin / product mix impact	$(44.3)
Volume impact	2.4
Unrealized hedging gains and losses	(13.5)
Acquisitions and divestitures	(8.4)

Total decrease	$(63.8)
     The negative margin / mix variance of $44.3 million was primarily due to declining nonfat dry milk, whey and cheese markets in the current year versus rising markets in the prior year. In addition, the business experienced higher distribution expenses across all businesses due to rising fuel costs partially offset by pricing increases across all major product groups. Dairy Foods also had $13.5 million in unrealized hedging losses compared to $0 of unrealized hedging gains or losses the same period in 2007. The acquisitions and divestitures category includes the effect of the sale of substantially all of CPI’s assets in April 2007.
     Feed

	For the Years Ended December 31,
	2008	2007	% Change
	($ in millions)
Net sales	$3,857.4	$3,061.6	26.0%
Gross profit	286.5	299.9	(4.5)%
Gross profit as a % of sales	7.4%	9.8%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$772.4
Volume impact	32.4
Acquisitions and divestitures	(9.0)

Total increase	$795.8
     The $772.4 million favorable pricing / mix variance was primarily due to the effect of commodity price increases, which increased sales in livestock, ingredients and lifestyle by $271.8 million, $264.7 million and $114.3 million, respectively. Dairy feed and grass cattle sales accounted for the largest increases in the livestock category, and horse and companion animal feed accounted for the majority of the lifestyle increases. The favorable volume variance of $32.4 million was primarily due to volume improvements in direct ship ingredients and companion animal feed driven by expanded distribution. These improvements were partially offset by volume declines in the livestock category, mainly dairy, grass cattle and swine. The acquisition and divestiture category includes the impact of decreased sales due to the contribution of a Kansas facility to a feedlot joint venture in February 2007.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$26.5
Volume impact	(5.1)
Unrealized hedging gains and losses	(34.9)
Acquisitions and divestitures	0.1

Total decrease	$(13.4)
     Gross profit declined for the year ended December 31, 2008 compared to the prior year primarily due to unrealized hedging losses versus unrealized hedging gains for the same period in 2007. Unrealized hedging losses of $29.0 million, compared to the prior year unrealized hedging gains of $5.9 million, more than offset the margin favorability. The favorable margin / mix variance of $26.5 million was mostly due to pricing improvements in ingredient costs. Premix and ingredient margins improved $26.2 million and $4.3 million, respectively, while dairy feed declined $3.9 million.
     Seed

	For the Years Ended December 31,
	2008	2007	% Change
	($ in millions)
Net sales	$1,185.0	$917.0	29.2%
Gross profit	116.2	117.9	(1.4)%
Gross profit as a % of sales	9.8%	12.9%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$166.4
Volume impact	98.8
Acquisitions and divestitures	2.8

Total increase	$268.0
     The $166.4 million pricing / mix variance was primarily related to a $111.7 million increase in corn sales due to increased triple stack trait sales and a $45.6 million increase in soybeans due to increased market prices. The $98.8 million favorable volume variance was due to a $78.1 million increase in soybean volume as a result of an increase in acres planted, plus a $20.6 million increase in corn volume due to market growth. The acquisitions and divestitures category includes the effect of the acquisition of the Seed Exchange forage grass business in 2008.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$0.7
Volume impact	13.3
Unrealized hedging gains and losses	(16.4)
Acquisitions and divestitures	0.7

Total decrease	$(1.7)
     The $0.7 million positive margin / product mix variance was driven primarily by increases in corn of $1.0 million. The $13.3 million favorable volume variance was primarily due to a $12.4 million increase in soybeans due to a shift in acres planted. These positive impacts were more than offset by an increase of $16.4 in year-over-year unrealized hedging losses during 2008 versus unrealized hedging gains in 2007. The acquisitions and divestitures category includes the effect of the acquisition of the Seed Exchange forage grass business in 2008.
     Layers

	For the Years Ended December 31,
	2008	2007	% Change
	($ in millions)
Net sales	$606.2	$513.9	18.0%
Gross profit	71.2	77.2	(7.8)%
Gross profit as a % of sales	11.7%	15.0%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$92.6
Volume impact	(0.3)

Total increase	$92.3
     The $92.6 million positive pricing / mix variance was primarily driven by higher egg prices for the year ended December 31, 2008 compared to the same period in 2007. The average quoted price based on the Urner Barry Midwest Large market increased to $1.32 per dozen in 2008 compared to $1.15 per dozen in 2007.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$(0.6)
Volume impact	(4.1)
Unrealized hedging gains and losses	(1.3)

Total decrease	$(6.0)
     The gross profit decrease was primarily attributable to lower volume, which caused gross profit to decline $4.1 million. The $0.6 million decrease in margin / product mix was driven by higher egg markets being more than offset by higher feed and other input costs. There was also a $1.3 million increase in year-over-year unrealized hedging losses versus unrealized hedging gains for the year ended December 31, 2008 compared to the same period in 2007.
Agronomy
     Net sales and gross profit for Agronomy include the results of our wholesale crop protection products business which was consolidated effective September 1, 2007 upon the repositioning of Agriliance. The following analysis includes a comparison of the year ended December 31, 2008 compared to the four month period ended December 31, 2007 combined with the stand-alone net sales and gross profit of the wholesale crop protection products business for the year ended December 31, 2007 as previously reported in Agriliance’s financial results.

     Net Sales
     Net sales for the year ended December 31, 2008 were $2,335.3 million. The combined net sales including the four month period ended December 31, 2007 for Land O’Lakes and the stand-alone crop protection products results for Agriliance for the year ended December 31, 2007 were $1,436.4 million. The $898.9 million increase in net sales was primarily related to sales from our crop protection products business to the Agriliance retail business, which was previously recorded as an intercompany transfer within Agriliance. Also contributing to the increase were improved sales in herbicides and fungicides, primarily due to increased demand and prices.
     Gross Profit
     Gross profit for the year ended December 31, 2008 was $275.9 million. The combined gross profit including the four months ended December 31, 2007 results for Land O’Lakes and the stand-alone crop protection products results for Agriliance for the year ended December 31, 2007 was $135.0 million. The $140.9 million increase in gross profit was mainly due to higher prices and inventory appreciation in most product groups driven by stronger demand for crop inputs as customers looked to improve yields driven by higher commodity prices. Sales from our crop protection products business to the Agriliance retail business, which were previously recorded as intercompany transfers, increased gross profit. In addition, 2008 gross profit included a $23.1 million increase in recognition of vendor rebates due to the timing of formalizing vendor rebate agreements earlier in 2008 than in 2007. These increases were partially offset by increased distribution costs and a step up in inventory value as part of the purchase accounting adjustment.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Overview of Results

	For the years ended December 31,
		Restated
	2007	2006	Increase
	($ in millions)

Net earnings	$160.9	$69.4	$91.5
     In 2007, net earnings were favorably impacted by a $21.3 million gain, net of income taxes, on the sale of the Company’s Cheese & Protein International operations in Dairy Foods and unrealized hedging gains of $8.0 million, net of income taxes. Negatively impacting 2007 net earnings was a $13.7 million charge to establish a reserve for assets received, including a note receivable, from MoArk’s 2006 sale of its liquid egg operations reported in the Layers segment, net of income taxes.
     Net earnings in 2006 were impacted by a $6.2 million gain, net of income taxes, on the sale of a Dairy Foods investment, a $6.6 million gain on the sale of MoArk’s liquid egg operations, offset by $9.8 million of income taxes, and unrealized hedging gains of $4.7 million, net of income taxes. In addition, net earnings for 2006 were negatively impacted by a $28.8 million goodwill impairment charge, net of income taxes, for MoArk’s shell egg operations. Net earnings were favorably impacted by higher market prices in Dairy Foods and Layers and higher volumes in Seed, partially offset by lower volumes in Feed.

	For the years ended December 31,
	2007	2006	Increase
	($ in millions)

Net sales	$8,924.9	$7,102.3	$1,822.6
     The increase in net sales was primarily attributed to higher market prices across all segments. Net sales increased in 2007 compared to 2006 in Dairy Foods, Feed, Seed and Layers by $935.5 million, $350.2 million, $161.0 million and $115.6 million, respectively. There was also an additional $287.4 million of net sales added to the Agronomy segment in 2007. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

	For the years ended December 31,
		Restated
	2007	2006	Increase
	($ in millions)

Gross profit	$764.6	$658.8	$105.8
     The increase was primarily due to higher margins in Dairy Foods and Layers, which accounted for gross profit increases of $38.0 million and $58.0 million, respectively. The increase in Dairy Foods gross profit was primarily due to higher market prices for milk, butter and cheese compared to 2006. The increase in Layers gross profit was primarily related to an increase in the average price of eggs compared to the prior year. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

	For the years ended December 31,
		Restated
	2007	2006	Increase
	($ in millions)

Selling, general and administrative expense	$623.5	$516.5	$107.0
     The increase in selling, general and administrative expense compared to the prior year was primarily due to higher incentive accruals in most segments and consulting fees primarily due to the Agronomy segment repositioning. Also contributing to the increase was a $19.6 million charge to establish a reserve for a note receivable in the Layers segment and the addition of $22.1 million of selling, general and administrative expenses due to the repositioning of the Agronomy investment which resulted in the consolidation of the crop protection products business in September 2007.

	For the years ended December 31,
		Restated
	2007	2006	Decrease
	($ in millions)

Restructuring and impairment charges	$4.0	$40.5	$(36.5)
     In 2007, Dairy Foods incurred an impairment charge of $1.8 million related to an investment and a $0.2 million restructuring charge related to a facility closure. Feed announced the closure of a plant in Columbus, Wisconsin, which resulted in a $0.3 million restructuring charge. Feed also announced the closure of its Leoti, Kansas plant as part of the formation of a feedlot joint venture, which resulted in an impairment charge of $0.4 million. Seed incurred a $0.5 million impairment charge related to structural deterioration of a soybean facility in Vincent, Iowa as well as a $0.2 million impairment charge related to a software asset. Layers incurred impairment charges of $0.4 million for the closure of two locations and $0.2 million for the impairment of equipment leases.
     In 2006, we had restructuring charges of $1.5 million. Dairy Foods closed a cheese facility in Greenwood, Wisconsin and incurred charges related to a long-term contractual obligation for waste-water treatment with the City of Greenwood, severance and other exit costs. Impairment charges of $39.0 million were incurred in 2006. A $36.2 million impairment charge was recorded in the Layers segment as a result of a goodwill impairment test performed on the remaining goodwill subsequent to the disposal of MoArk’s liquid egg operations. Dairy Foods also recorded a $2.8 million impairment charge related to the reacquisition of a cheese facility in Gustine, California. We sold the facility in 2007 at its book value.

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

	For the years ended December 31,
		Restated
	2007	2006	Decrease
	($ in millions)

Interest expense, net	$49.6	$59.1	$(9.5)
     The decrease in interest expense, net in 2007 compared to the same period in 2006 was primarily due to increased interest income. Interest income increased $9.0 million over the prior year related to higher cash balances following the sale of substantially all the assets related to our Cheese & Protein International subsidiary.

	For the years ended December 31,
	2007	2006	Increase
	($ in millions)

Equity in earnings of affiliated companies	$68.2	$13.7	$54.5
     Increased equity in earnings of affiliated companies is primarily related to increased earnings from Agriliance and Layers investments. Equity in earnings from Agriliance was $50.6 million for the year ended December 31, 2007 compared to $12.0 million for the same period in 2006. A discussion of net earnings for Agriliance can be found under the caption “Overview — Unconsolidated Businesses”. In Layers, equity method investments had earnings of $13.0 million for the year ended December 31, 2007 compared to equity losses of $4.1 million for the same period in 2006 primarily due to higher egg prices.

	For the years ended December 31,
		Restated
	2007	2006	Increase
	($ in millions)

Income tax expense	$36.3	$2.9	$33.4
     Income tax expense of $36.3 million for the year ended December 31, 2007 compared to income tax expense of $2.9 million for the year ended December 31, 2006, resulted in effective tax rates of 18.4% and 4.1%, respectively. The increase in income tax expense is due mainly to the increase in nonmember earnings related to Layers for the year ended December 31, 2007, compared to the same period in 2006. Also during 2006, an additional tax benefit of $13.6 million was recorded based upon a favorable tax ruling from the IRS. As a cooperative, earnings from member business are deductible from taxable income as a patronage deduction. The federal and state statutory rate applied to nonmember business activity was 38.3% for the years ended December 31, 2007 and December 31, 2006. Income tax expense and the effective tax rate vary each year based upon profitability and nonmember business earnings during each of the comparable years.
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

	For the Years Ended December 31,
	2007	2006	%Change
	($ in millions)
Net sales	$4,176.8	$3,241.3	28.9%
Gross profit	277.5	239.4	15.9%
Gross profit as a % of sales	6.6%	7.4%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$963.3
Volume impact	224.5
Acquisitions and divestitures	(252.3)

Total increase	$935.5
     The net sales increase in 2007 was primarily driven by the impact of higher market prices for butter and cheese. The favorable pricing / product mix variance of $963.3 million was mainly due to an increase in average market prices of $0.13 per pound for butter and $0.52 per pound for cheese during 2007 compared to the same period in the prior year. Increases in milk pricing formulas also contributed to the favorable pricing variance. These increases in market prices caused net sales for industrial operations, retail spreads, consumer cheese and foodservice to increase $764.9 million, $34.4 million, $49.5 million and $70.3 million, respectively, compared to the same period last year. The favorable volume variance of $224.5 million was primarily driven by increases in industrial operations of $288.6 million over the prior year. The industrial operations increase was primarily due to the effect of milk sales, which were previously used internally at CPI and are now sold to Saputo, Inc. under a supply agreement effective April 2007. This was partially offset by volume declines in butter, cheese and foodservice of $9.8 million, $45.8 million, and $19.7 million, respectively. The acquisitions and divestitures category includes the effect of the sale of CPI in April 2007 and a resulting decline in cheese sales.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$41.8
Volume impact	(7.8)
Unrealized hedging gains and losses	(6.4)
Acquisitions and divestitures	10.5

Total increase	$38.1
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

	For the Years Ended December 31,
	2007	2006	% Change
	($ in millions)
Net sales	$3,061.6	$2,711.4	12.9%
Gross profit	299.9	298.6	0.4%
Gross profit as a % of sales	9.8%	11.0%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$552.5
Volume impact	(153.4)
Acquisitions and divestitures	(48.9)

Total increase	$350.2
     The $552.5 million favorable pricing / mix variance was primarily due to the effect of commodity price increases, which increased sales in livestock, lifestyle, ingredients, premixes and animal milk by $167.0 million, $78.6 million, $155.9 million, $49.0 million and $25.9 million, respectively. Dairy, grass cattle and swine feed sales accounted for the largest increases in the livestock category, while horse and companion animal feed account for the majority of the lifestyle increases. The negative volume variance of $153.4 million was due to declines in both the livestock and lifestyle categories. Within the livestock category, grass cattle declined $40.7 million due to improved forage conditions in the southwest United States and dairy feed declined $28.4 million due to lower inclusion rates and herd size demographic changes. Within the lifestyle category, horse and companion animal feed declined $13.2 million due to higher ingredient costs, which depressed discretionary spending. The acquisitions and divestitures category includes the impact of decreased sales due to the sale of a private label pet food business in December 2006 and the contribution of a Kansas facility to an unconsolidated feedlot joint venture in February 2007.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$24.7
Volume impact	(21.0)
Unrealized hedging gains and losses	3.6
Acquisitions and divestitures	(6.0)

Total increase	$1.3
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

	For the Years Ended December 31,
	2007	2006	% Change
	($ in millions)
Net sales	$917.0	$756.0	21.3%
Gross profit	117.9	107.1	10.1%
Gross profit as a % of sales	12.9%	14.2%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$60.0
Volume impact	101.0

Total increase	$161.0
     The $101.0 million favorable volume variance was primarily due to a $125.2 million increase in corn volumes, which was driven by the increased demand for corn-based ethanol, strong product performance and record low returns. This was partially offset by an $8.5 million decline in alfalfa volume due to a shift in acres planted from alfalfa to corn and the court ordered injunction of Roundup Ready® Alfalfa sales and related sales returns, and a $12.6 million decline in soybean plantings as producers shifted acreage to corn. The $60.0 million favorable pricing / product mix variance was primarily related to a $50.3 million increase in corn due to higher prices related to increased trait sales.

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
     Layers

	For the Years Ended December 31,
		Restated
	2007	2006	% Change
	($ in millions)
Net sales	$514.0	$398.4	29.0%
Gross profit	77.2	19.2	302.1%
Gross profit as a % of sales	15.0%	4.8%

Increase
Net Sales Variance	(decrease)
($ in millions)
Pricing / product mix impact	$158.9
Volume impact	11.3
Acquisitions and divestitures	(54.6)

Total increase	$115.6
     The increase in net sales was primarily driven by higher average egg prices for the year ended December 31, 2007 compared to the same period in the prior year. The average quoted price based on the Urner Barry Midwest Large market increased to $1.15 per dozen in 2007 compared to $0.76 per dozen in 2006. Partially offsetting this increase was MoArk’s sale of its liquid egg operations in June 2006, which resulted in a decrease in net sales of $54.6 million.

Increase
Gross Profit Variance	(decrease)
($ in millions)
Margin / product mix impact	$61.9
Volume impact	0.5
Unrealized hedging gains and losses	0.3
Acquisitions and divestitures	(4.7)

Total increase	$58.0
     The increase in gross profit was mainly driven by margin / product mix of $61.9 million. This was primarily related to the increase in the average price of eggs. Partially offsetting this increase were increased feed costs and increased prices for purchased eggs. The acquisitions and divestiture category includes the impact of MoArk’s sale of its liquid egg operations in June 2006.
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

          Gross Profit
     Gross profit (loss) for the four months ended December 31, 2007 was $(5.6) million. There was no gross profit for the four months ending December 31, 2006 within the Land O’Lakes consolidated statements of operations as we accounted for this activity in our investment in Agriliance using the equity method of accounting. On a stand-alone basis, the CPP business within Agriliance had a gross profit (loss) of $(4.5) million for the four months ending December 31, 2006. The $1.1 million decrease in gross profit was primarily related to the timing of vendor rebates received, an increase in competitive allowances and return reserves, and a step up in inventory cost as part of the purchase accounting related to our acquisition of Agriliance.
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
     Total long-term debt, including the current portion, was $534.8 million at December 31, 2008 compared to $590.0 million at December 31, 2007. The reduction in debt resulted primarily from the redemption and retirement of senior unsecured notes and senior secured notes and other repayments. The Company made open market purchases and retired a total of $18.7 million of the outstanding 8.75% senior unsecured notes and $25.3 million of the outstanding 9.00% senior secured notes in 2008.
     Our primary sources of debt at December 31, 2008 include a $225 million undrawn revolving credit facility, a $400 million receivables securitization facility of which $120 million was undrawn, $149.7 million in 9.00% senior secured notes, $174.0 million in 8.75% senior unsecured notes and $190.7 million of 7.45% capital securities. The $225 million, five-year secured revolving credit facility is scheduled to terminate in August 2011. At December 31, 2008, there was no outstanding balance on this facility and $188.6 million was available after giving effect to $36.4 million of outstanding letters of credit, which reduce availability. On March 13, 2008, the Company completed an amendment to its existing five-year receivables securitization facility arranged by CoBank ACB. The amendment increased the facility’s drawing capacity from $300 million to $400 million. This facility is scheduled to terminate in 2011. At December 31, 2008, there was $280.0 million outstanding and $120.0 million was available under this facility. For more information, please see the section below entitled “Principal Debt Facilities.”
     At December 31, 2008, $20.1 million of our long-term debt, including $4.7 million of capital lease obligations, was attributable to MoArk. Land O’Lakes does not provide any guarantees or support for MoArk’s debt.
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At December 31, 2008, we had available cash and cash equivalents on hand of $30.8 million. Total equities at December 31, 2008 were $976.9 million.
Our total liquidity as of December 31 is as follows:

	2008	2007
	($ in millions)
Cash and cash equivalents	$30.8	$116.8
Availability on revolving credit facility	188.6	196.0
Availability on receivable securitization program	120.0	230.0
Availability on the Agriliance credit facility	—	20.0
Availability on MoArk revolving credit facility	40.0	40.0

Total liquidity	$379.4	$602.8

     We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months.

Cash Flows
     The following tables summarize the key elements in our cash flows for the last three years ended December 31:
Operating Activities

			Restated
	2008	2007	2006
	($ in millions)
Net earnings	$159.6	$160.9	$69.4
Adjustments to reconcile net earnings to net cash provided by operating activities	121.2	13.3	139.2
Changes in current assets and liabilities, net of acquisitions and divestitures	(275.9)	156.8	(8.7)

Net cash provided by operating activities	$4.9	$331.0	$199.9

     Operating Activities. Net cash provided by operating activities decreased $326.1 million in 2008 compared to 2007 primarily due to increased investments in working capital in Agronomy and Seed related to vendor prepayments. Cash flows from operating activities in 2007 increased $131.1 million as compared to 2006 primarily due to decreased investments in working capital in Agronomy and Seed from customer prepayment programs and increased dividends in investments in affiliated companies within Agronomy and Layers.
Investing Activities

	2008	2007	2006
	($ in millions)
Additions to property, plant and equipment	$(171.3)	$(91.1)	$(83.8)
Acquisitions, net of cash acquired	(9.0)	(2.9)	(88.1)
Investments in affiliates	(51.1)	(331.7)	(4.9)
Distributions from investments in affiliates	1.7	25.0	—
Net settlement on repositioning investment in joint venture	—	(87.9)	—
Net proceeds from divestiture of businesses	—	212.1	42.5
Proceeds from sale of investments	21.2	0.6	9.3
Proceeds from foreign currency exchange contracts on sale of investment	3.8	—	—
Proceeds from sale of property, plant and equipment	6.2	10.5	1.7
Insurance proceeds for replacement assets	4.9	8.6	—
Change in notes receivable	(11.6)	(18.4)	15.8
Other	3.0	(0.1)	7.2

Net cash used by investing activities	$(202.2)	$(275.3)	$(100.3)

     Investing Activities. Net cash used by investing activities was $202.2 million in 2008 compared to $275.3 million in 2007. The decrease of $73.1 million was primarily due to a decrease in net investment spending in 2008. In 2008, the Company incurred $171.3 million in capital expenditures, an increase over prior year; however it also incurred significantly less investment spending of only $60.1 million. In 2007, the Company incurred $334.6 million of cash investments in affiliates, which consisted primarily of $330.9 million of cash infusions into Agriliance LLC offset by a $25.0 million dividend from Agriliance LLC, along with the net settlement on the repositioning of Agriliance LLC’s wholesale crop protection products business to Land O’Lakes and the wholesale crop nutrients business to CHS Inc., of $87.9 million. Investment spending in 2007 was partially offset by $211.9 million of net proceeds received from the divestiture of substantially all the assets related to the Company’s Cheese & Protein International subsidiary. In 2006, net cash used by investing activities was $100.3 million, primarily due to $88.1 million of cash paid for acquiring the remaining minority interest in MoArk and the remaining minority interest in Penny-Newman Milling LLC, a Feed subsidiary. Acquisition payments were partially offset by $37.1 million in proceeds received for MoArk’s sale of its liquid egg products operations recorded in the Layers segment and $5.2 million received for the sale of a private label pet food business in Feed.
     Financing Activities

	2008	2007	2006
	($ in millions)
Increase (decrease) in short-term debt	$266.8	$75.4	$(99.5)
Proceeds from issuance of long-term debt	0.5	5.8	13.7
Principal payments on long-term debt and capital lease obligations	(58.3)	(41.4)	(36.2)
Payments for redemption of member equities	(97.6)	(58.0)	(80.6)
Payments for debt issuance costs	—	—	(1.5)
Other	(0.2)	(0.3)	4.9

Net cash provided (used) by financing activities	$111.2	$(18.5)	$(199.2)

     Financing Activities. Net cash provided by financing activities increased $129.7 million in 2008 compared to 2007, primarily due to increased short-term borrowing to fund increased working capital requirements in Agronomy and Seed, partially offset by increased payments for redemption of member equities and increased payments on long-term debt related to open-market purchases of senior secured notes and senior unsecured notes of $44.0 million. Net cash used by financing activities declined $180.7 million in 2007 compared to 2006, primarily due to increased borrowings of short-term debt to meet seasonal working capital requirements of the repositioned crop protection products business offset by decreased payments for the redemption of member equities. In 2007, principal payments on long-term debt included $14.8 million of payments for the redemption and retirement of pollution control revenue bonds and industrial development revenue bonds and $27.0 million of repayments for other borrowings.
Cash Requirements
At December 31, 2008, we had certain contractual obligations, which require us to make payments as follows:

	Payments Due by Year (as of December 31, 2008)
		Less Than			More Than
Contractual Commitments	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)
Debt and leases:
Revolving credit facility (1)	$—	$—	$—	$—	$—
Receivables securitization facility (2)	280,000	280,000	—	—	—
Other short-term borrowings (3)	129,370	129,370	—	—	—
Long-term debt	534,819	2,864	328,411	2,631	200,913
Operating leases	112,572	41,273	51,608	17,064	2,627
Other:
Swine contract payments (4)	55,991	24,622	25,302	6,067	—
Non-cancelable purchase commitments (5)	2,738,356	2,627,717	107,908	2,731	—
Other obligations (6)	31,401	26,726	3,318	656	701

Total contractual obligations (7)	$3,882,509	$3,132,572	$516,547	$29,149	$204,241

(1)	A $225 million facility, of which $188.6 million was available as of December 31, 2008. A total of $36.4 million of the $225 million commitment was unavailable due to outstanding letters of credit. This facility was undrawn as of December 31, 2008. For more information regarding the credit facility, please see the caption below entitled “Principal Debt Facilities.”

(2)	A $400 million receivables securitization facility, of which $120 million was available as of December 31, 2008. For more information regarding this facility, please see the caption below entitled “Principal Debt Facilities.”

(3)	The Company had $74.5 million as of December 31, 2008 of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers, $34.9 million of other short-term borrowings related to a consolidated joint venture within Agronomy, and $20.0 million of short-term borrowings from our 50% owned joint venture Agriliance, LLC.

(4)	Includes contractual commitments to purchase weaner pigs, feeder pigs and producer services, accounted for in our Feed and Other segments. In Feed, we enter into commitments to purchase weaner and feeder pigs from producers and generally have commitments to immediately resell the animals to swine producers. Market exposure is managed by procuring contracts to resell the pigs at terms that capture the pig cost and associated margin. In our Other segment, we account for purchase commitments used to source feeder pigs for our Aligned System program. We sold our sow herd and feeder pig inventory and the production facilities for our Aligned System program as part of the sale of swine production assets to Maschhoff West LLC in February 2005, but retained long-term agreements to supply feeder pigs to our local cooperative members. For the Aligned System program, pigs are purchased from Maschhoff West LLC utilizing fixed or variable pricing and immediately resold utilizing similar pricing under sales contracts with local cooperatives. Our profit or loss from these programs is minimal.

(5)	Relates to raw materials in Dairy Foods, Feed, Seed, Agronomy and Layers. These purchase commitments, estimated for this table, are contracted on a short-term basis, typically for one year or less.

(6)	Primarily represent contractual commitments to purchase marketing and consulting services and capital equipment.

(7)	Excludes contingent obligations under our pension and postretirement plans. For accounting disclosures of our pension and postretirement obligations, see Note 15 in “Item 8. Financial Statements and Supplementary Data.”

     We expect total capital expenditures to be approximately $170 million in 2009. Of such amount, we currently estimate that a range of $50 million to $60 million of ongoing maintenance capital expenditures will be required. We incurred $171.3 million in capital expenditures for the year ended December 31, 2008, compared to $91.1 million and $83.8 million in capital expenditures for the years ended December 31, 2007 and 2006, respectively.
     In 2009, we expect our total cash payments to members to be approximately $96 million for revolvement, cash patronage and estates and age retirements, subject to the discretion of the Company’s board of directors.
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
     MoArk has guaranteed 50% of the outstanding loan balance for an equity investee. The loan matures in 2018 and has a remaining principal balance totaling $7.2 million as of December 31, 2008. These notes are fully secured by collateral of the equity investee and all covenants have been satisfied as of December 31, 2008.
Principal Debt Facilities
     We maintain a $225 million, five-year secured revolving credit facility. Under this facility, lenders have committed to make advances and issue letters of credit until August 2011. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on our leverage ratio at the end of December of 2008, the LIBOR margin for the revolving credit facility is 87.5 basis points and the spread for the Alternative Base Rate is 20 basis points. LIBOR may be set for one, two, three or six month periods at our election. At December 31, 2008, there was no outstanding balance on the revolving credit facility and $188.6 million was available after giving effect to $36.4 million of outstanding letters of credit, which reduce availability. At December 31, 2007, there was no outstanding balance on the revolving credit facility and $196.0 million was available after giving effect to $29.0 million of outstanding letters of credit, which reduce availability.
     We also maintain a five-year receivables securitization facility, which matures in 2011, to finance short-term borrowing needs. On March 13, 2008, the Company completed an amendment to this facility, which increased its capacity from $300 million to $400 million. The increased capacity under the facility is being used to finance incremental working capital requirements arising from the crop protection products business, which was acquired in September of 2007 as part of the Company’s Agronomy repositioning and higher commodity price levels in the Company’s other segments. Land O’Lakes and certain wholly owned consolidated entities sell Feed, Dairy Foods, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned special purpose entity (“the SPE”). The Company sells the receivables to the SPE in order to obtain financing for its short-term borrowing needs. Under this facility, the SPE enters into borrowings with CoBank, which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. The effective cost of the facility is LIBOR plus 87.5 basis points. The SPE does not meet the definition of a qualified special purpose entity, and the assets and liabilities of the SPE are fully consolidated in the Company’s consolidated financial statements. The SPE’s receivables were $771.3 million and $732.0 million at December 31, 2008 and 2007, respectively. At December 31, 2008, there was $280.0 million outstanding and $120.0 million was available under this facility. At December 31, 2007, there was $70.0 million outstanding and $230.0 million was available under this facility.
     Additionally, the Company had $20.0 million and $0 outstanding as of December 31, 2008 and 2007, respectively of notes and short term obligations under a credit facility with Agriliance, a 50/50 joint venture with CHS. The purpose of the credit facility is to provide additional working capital liquidity and allows the Company to borrow from or lend to Agriliance at a variable rate of LIBOR plus 100 basis points.
     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes became callable in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price became 102.25%. The notes are callable at par beginning in December 2009. In December of 2008, the Company made open market purchases and retired $25.3 million of the notes. The balance outstanding for these notes at December 31, 2008 was $149.7 million.
     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes became callable in November 2006 at a redemption price of 104.375%. In November 2007, the redemption price declined to 102.917% and in November 2008, the redemption price declined to 101.458%. The notes are callable at par beginning in November 2009. In September 2005, $3.8 million of these notes were tendered in accordance with the terms of the indentures of the notes, which required a par offer in August 2005 as a result of receiving cash proceeds from the sale of our investment in CF Industries. In November 2005, we completed a “modified Dutch Auction” cash tender for these notes and purchased $149.7 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount. On April 2, 2007, upon receipt of the proceeds related to the sale of substantially all the assets related to our Cheese & Protein International LLC subsidiary, we launched a par offer in accordance with the terms of the indentures governing these notes. The par offer expired on May 4, 2007, and $2.7 million of notes were tendered. In August 2007, the Company made open market purchases of $1.1 million of our 8.75% notes. In November and December of 2008, the Company made open market purchases and retired a total of $18.7 million of the outstanding 8.75% notes. The balance outstanding for these notes at December 31, 2008 was $174.0 million.
     Prior to September 11, 2007, we used interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps was to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirrored the terms of the 8.75% senior unsecured notes and effectively converted $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. On September 11, 2007, the Company terminated its interest rate swap arrangement in order to rebalance its interest rate risk exposure. The fair value adjustment to the underlying debt at termination was $1.2 million and is amortized over the remaining life of the notes.
     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. At December 31, 2008, the outstanding balance of Capital Securities was $190.7 million.
     The credit agreements relating to the revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain certain interest coverage and leverage ratios. Our debt covenants were all satisfied as of December 31, 2008. On February 18, 2009, the Company, on a precautionary basis, requested waivers from the lenders participating in its five-year revolving credit facility and from the participants in its accounts receivable securitization facility related to possible defaults that may have occurred with respect to such facilities. The possible defaults relate to the accuracy, when delivered, of historical financial statements that were later adjusted or restated. The Company does not believe that any defaults actually occurred. The lenders under both facilities granted the waiver requests as of February 20, 2009.
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
     In December 2008, the Company entered into a transaction with the City of Russell, Kansas (the “City”), whereby, the City purchased the Company’s Russell, Kansas feed facility (the “Facility”) by issuing $4.9 million in industrial development revenue bonds due December 2018 and leased the Facility back to the Company for an identical term under a capital lease. The City’s bonds were purchased by the Company. Because the City has assigned the lease to a trustee for the benefit of the Company as the sole bondholder, the Company, in effect, controls enforcement of the lease against itself. As a result of the capital lease treatment, the Facility will remain a component of property, plant and equipment in the Company’s consolidated balance sheet and no gain or loss was recognized related to this transaction. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investment have been eliminated upon consolidation. Additional bonds may be issued to cover the costs of certain improvements to the facility. The maximum amount of bonds authorized for issuance is $6.0 million.
     The Company’s MoArk subsidiary has a $40 million revolving credit facility, which is subject to a borrowing base limitation. Borrowings under the revolving credit facility were $0 at December 31, 2008, and 2007. The revolving credit facility is subject to certain debt covenants, which were all satisfied as of December 31, 2008. The facility was scheduled to mature on June 1, 2009. On February 27, 2009, MoArk and its lenders agreed to an extension of the facility to June 1, 2012. The facility is not guaranteed by the Company nor is it secured by the Company’s assets.
     MoArk had outstanding notes and term loans of $15.4 million and $26.5 million as of December 31, 2008 and December 31, 2007, respectively. The decline in MoArk’s long-term debt was primarily due to payments on various term notes and loans from cash provided by operations.
     The Company’s Agri-AFC, LLC (“AFC”) subsidiary maintains a $45 million revolving credit facility, which is subject to a borrowing base limitation and terminates in March 2009. The joint venture is currently in discussions with its lenders on an extension of the facility. Borrowings bear interest at a variable rate of LIBOR plus 250 basis points. At December 31, 2008, the outstanding borrowings were $34.9 million. AFC’s facility is not guaranteed by the Company nor is it secured by Company assets. The revolving credit facility is subject to certain debt covenants, which were all satisfied as of the entity’s year ended July 31, 2008.
Capital Leases
     At December 31, 2008, the Company had $4.7 million in obligations under capital lease for MoArk, which represents the present value of the future minimum lease payments for the leases. MoArk leases machinery, buildings and equipment at various locations. The interest rates on the capital leases range from 6.00% to 8.25% with the weighted average rate of 7.40%. The weighted average term until maturity is three years.
Off-Balance Sheet Arrangements
     We also lease various equipment and real properties under long-term operating leases. Total consolidated rental expense was $65.9 million for the year ended December 31, 2008, $57.6 million for the year ended December 31, 2007 and $55.2 million for the year ended December 31, 2006. Most of the leases require payment of operating expenses applicable to the leased assets. We expect that in the normal course of business most leases that expire will be renewed or replaced by other leases.
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
     Inventory Valuation. Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out or weighted average cost basis. Many of our products, particularly in our Dairy Foods and Feed segments, use dairy or agricultural commodities as inputs or constitute dairy or agricultural commodity outputs. Consequently, our results are affected by the cost of commodity inputs and the market price of outputs. Government regulation of the dairy industry and industry practices in the animal feed industry tend to stabilize margins in those segments but do not protect against large movements in either input costs or output prices. Such large movements in commodity prices could result in significant write-downs to our inventories, which could have a significant negative impact on our operating results.
     Rebates Receivable. We receive vendor rebates primarily from seed and chemical suppliers. These rebates are usually covered by binding arrangements, which are agreements between the vendor and the Company or published vendor rebate programs; but they can also be open-ended, subject to future definition or revisions. Rebates are recorded as earned in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, when probable and reasonably estimable based on terms defined in binding arrangements (which in most cases is either written agreements between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received. Rebates covered by binding arrangements which are not probable and estimable are accrued when certain milestones are achieved. Because of the timing of vendor crop year programs relative to the Company’s fiscal year-end, a significant portion of rebates have been collected prior to the end of the Company’s year-end. The actual amount of rebates recognized, however, can vary year over year, largely due to the timing of when binding arrangements are finalized and when cash is received.
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
     Recoverability of Long-Lived Assets. The test for goodwill impairment is a two-step process and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured in the second step as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. In 2008, the Company changed the timing of its annual goodwill impairment testing from November 30th to October 1st. This accounting change is preferable as this date provides additional time prior to the Company’s December 31st year end to complete the impairment testing and report the results of those tests as part of the annual financial reporting to member shareholders and other investors. The test for impairment of unamortized other intangible assets is performed on at least an annual basis. The Company deems unamortized other intangible assets to be impaired if the carrying amount of an asset exceeds its fair value. The fair value of the Company’s unamortized trademarks and license agreements is determined using a discounted cash flow model with assumed royalty fees and sales projections. The Company tests the recoverability of all other long-lived assets whenever events or changes in circumstance indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems these other assets to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If these other assets were determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. In assessing the recoverability of the Company’s long-lived assets, management relies on a number of assumptions including operating results, business plans, economic projections, and marketplace data. While the Company currently believes that goodwill and unamortized trademarks and license agreements are not impaired, materially different assumptions regarding the future performance of its businesses could result in significant impairment losses. Specifically, within Feed, changes in the current business conditions could bring about significant differences between actual and projected financial results and cause the Company to incur an impairment loss related to its goodwill or unamortized trademarks or license agreements.
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
     Our expected rate of return on plan assets is determined by our asset allocation, historical long-term investment performance, and our expectation of the plans’ investment strategies. The expected rate of return on plan assets for 2009 is 8.25% compared to 8.25% for 2008. Actual future net pension and postretirement benefits expense will depend on each plan’s investment performance, changes in future discount rates and various other factors related to the populations participating in the plans.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. This pronouncement was adopted effective December 31, 2007. The measurement date aspect of the pronouncement is effective for fiscal years ending after December 15, 2008 and the Company adopted that provision of SFAS 158 effective December 31, 2008. See Item 8. Financial Statements and Supplementary Data Note 15 for the impact of the adoption of SFAS 158.
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
     In April 2007, the FASB issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”). FIN 39-1 permits, but does not require companies that enter into master netting arrangements to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral. The Company has master netting arrangements for its exchange-traded futures and options contracts. When the Company enters into a futures or options contract, an initial margin deposit may be required by the broker. The amount of the margin deposit varies by commodity. If the market price of a futures or options contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. Upon adoption of FIN 39-1 on January 1, 2008, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements with the right to reclaim cash collateral or obligation to return cash collateral. The adoption of FIN 39-1 did not have an impact on the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The statement applies to all business combinations, including combinations among mutual enterprises. SFAS 141(R) requires all business combinations to be accounted for by applying the acquisition method and is effective for periods beginning on or after December 15, 2008, with early adoption prohibited. The Company will adopt SFAS 141(R) prospectively for all business combinations where the acquisition date is on or after January 1, 2009 and will cease amortizing goodwill created as a result of business combinations between mutual enterprises.
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
     In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. EITF 07-1 shall be applied using a modified version of retrospective transition for those arrangements in place at the effective date. The Company will adopt EITF 07-1 as of January 1, 2009, and does not expect this statement to have a material impact on its consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Risk
     In the ordinary course of business, we purchase and sell commodities which are subject to market risk resulting from changes in prices. We monitor our positions for all commodities and utilize derivative instruments, primarily contracts, offered through regulated commodity exchanges to reduce exposure to changes in commodity prices. Certain commodities cannot be hedged with futures or option contracts because such contracts are not offered for these commodities by regulated commodity exchanges.

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

	At December 31,
	2008		2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	($ in thousands)
Commodity futures and options contracts
Commitments to purchase	$281,634	$(75,045)	$213,544	$28,856
Commitments to sell	(221,926)	39,223	(80,577)	(11,501)

	Year Ended December 31,
	2008		2007
		Realized		Realized
	Notional	Gains	Notional	Gains
	Amount	(Losses)	Amount	(Losses)
	($ in thousands)

Commodity futures and options contracts
Total volume of exchange traded contracts:
Commitments to purchase	$3,180,652	$9,609	$1,791,876	$29,395
Commitments to sell	(3,221,418)	9,598	(1,887,775)	8,285
Interest Rate Risk
     We are exposed to market risk from fluctuations in interest rates. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value resulting from a decrease in interest rates. The fixed rate debt as of December 31, 2008 totaled $534.8 million. A 10 percentage point change in market rates would potentially impact the fair value of our fixed rate debt by approximately $16.9 million. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows. Holding other variables constant, including levels of floating-rate indebtedness, a one-percentage point increase in interest rates would have an immaterial impact on net earnings and cash flows for 2008.
     Prior to September 11, 2007, we used interest rate swap agreements, designated as fair value hedges, to help manage exposure to interest rate fluctuations. The objective of the swaps was to maintain an appropriate balance between fixed and floating interest rate exposures. These swaps mirrored the terms of the 8.75% senior unsecured notes and effectively converted $102 million of such notes from a fixed 8.75% rate to an effective rate of LIBOR plus 385 basis points. On September 11, 2007, the Company terminated its interest rate swap arrangement in order to rebalance its interest rate risk exposure. The fair value adjustment to the underlying debt at termination was $1.2 million and is amortized over the remaining life of the notes.
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
     As of December 31, 2008, our management, with the participation of the CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting, as described below.
     (b) Management’s report on internal control over financial reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.
Material Weakness Identified as of April 15, 2008:
     As previously reported in the Company’s Form 10-K for the year ended December 31, 2007, and in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified a material weakness in the internal control over our financial reporting as of December 31, 2007 and as of March 31, 2008 related to ineffective controls over the accounting for vendor rebates recognized in the crop protection products business. Specifically, the Company did not have sufficient documentation evidencing certain company-specific rebates with some vendors at the onset of a program year. Based on this information, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 and as of March 31, 2008 based on the criteria established in “Internal Control — Integrated Framework” issued by COSO. A monthly internal control process was implemented in 2008 with the following remediation steps:
•	Obtain evidence to support the existence of binding arrangements with vendors, and

•	Accounting personnel review procedures over the existence of such evidence of binding arrangements to support vendor rebates recognized in the consolidated financial statements.
     Management believes these new policies and procedures were effective in remediating this material weakness. The process was tested during second quarter (2008) internal controls testing. No deficiencies were found and management has concluded that the process and controls are operating effectively. The material weakness was remediated with changes to the internal controls as mentioned above.
Material Weaknesses Identified as of September 30, 2008:
Inadequate books and records
     As previously reported in the Company’s quarterly report on Form 10 Q for the period ended September 30, 2008, management identified a material weakness in the internal controls over the Company’s annual financial reporting related to the maintenance of adequate books and records that would enable management to assert to the accuracy of MoArk’s financial statements. This material weakness related to MoArk’s financial books and records through fiscal year 2006. Because of the material weakness described above, management concluded that the Company did not maintain effective internal controls over financial reporting as of September 30, 2008 based on the criteria established in “Internal Control — Integrated Framework” issued by COSO. Management took the following remediation steps:
•	Prepared fair value estimates and, among other things, consulted an independent advisor relating to the valuation of certain assets.

•	Restated certain periods of the Company’s historical consolidated financial statements based on fair value corrections and other errors.

•	Beginning in 2007, MoArk consolidated and centralized its finance organization and currently has appropriate controls in place to ensure the existence and proper maintenance of its books and records.
     Management has concluded that the above steps effectively remediated the material weakness as of December 31, 2008.
Material Weaknesses Identified as of September 30, 2008 and December 31, 2008:
Inadequate interim periodic close process
     Management did not maintain adequate policies and procedures in our Seed and Agronomy segments to ensure that accurate interim financial results were prepared on a timely basis under our normal periodic financial close process. This material weakness resulted in accounting errors in the Seed and Agronomy segments.
Personnel lacked adequate accounting expertise and business knowledge
     Management did not maintain a sufficient complement of personnel in the Agronomy segment with an appropriate level of accounting knowledge, experience with the business and training in the application of generally accepted accounting principles commensurate with the Company’s financial accounting and reporting requirements and low materiality thresholds. As a result of this material weakness, there is a reasonable possibility that matters which could result in errors material to our financial reporting will not be identified and addressed on a timely basis.
     Controls were not effective to ensure that significant accounting estimates and elimination of intercompany transactions were appropriately reviewed, analyzed and modified as necessary on a timely basis to prevent and detect material errors.
Remediation and Changes in Internal Control over Financial Reporting:
     We are planning the following actions to address the material weaknesses in the Seed and Agronomy segments including: (a) enhancing the current quarterly close process and review of the variance analyses as part of the close process to assess items at appropriate materiality levels, (b) adding procedures to the monthly variance analyses which address the timeliness and accuracy of those reviews, (c) adding accounting resources to ensure completeness and timely recording of accounting transactions at quarter end, and (d) implementing new training procedures to ensure personnel are adequately trained to perform their job responsibilities.
     (c) Change in internal controls
     The material weaknesses related to the accounting treatment applied to vendor rebate receivables and inadequate books and records were remediated with changes to the internal controls as mentioned above. There have been no other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, which have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

By	/s/ Chris Policinski
Christopher J. Policinski
President and Chief Executive Officer

By	/s/ DANIEL KNUTSON
Daniel E. Knutson
Chief Financial Officer

     (d) No Requirement for Independent Auditor Attestation
     Pursuant to final rules promulgated by the Securities and Exchange Commission, this Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The following table sets forth certain information with respect to our directors and executive officers as of March 15, 2009:

Name	Age	Title
Chris Policinski	50	President and Chief Executive Officer
Daniel Knutson	52	Senior Vice President and Chief Financial Officer
Steve Dunphy	51	Executive Vice President and Chief Operating Officer, Dairy Foods Value Added
Alan Pierson	58	Executive Vice President and Chief Operating Officer, Dairy Foods Industrial
Fernando Palacios	49	Executive Vice President and Chief Operating Officer, Feed
Mike Vandelogt	54	Executive Vice President and Chief Operating Officer — Seed
Rodney Schroeder	53	Executive Vice President and Chief Operating Officer — Crop Protection Products
David Seehusen	62	Executive Vice President, Ag Business Development and Member Services
Jean-Paul Ruiz-Funes	51	Senior Vice President, Corporate Strategy and Business Development
Barry Wolfish	52	Senior Vice President, Corporate Marketing Strategy
Jim Fife	59	Senior Vice President, Public Affairs
Peter Janzen	49	Senior Vice President, General Counsel
Karen Grabow	59	Senior Vice President, Human Resources
Dave Andresen	55	Director
Robert Bignami	66	Director
Harley Buys	56	Director
Mark Christenson	57	Director
Mark Clark	46	Director
Ben Curti	58	Director
James Deatherage	51	Director
Jim Hager	57	Director
Pete Kappelman	46	Director, Chairman of the Board
Cornell Kasbergen	51	Director
Paul Kent, Jr.	58	Director
Larry Kulp	66	Director
Robert Marley	57	Director
Jim Miller	67	Director
Ronnie Mohr	60	Director, First Vice Chairman of the Board
Ron Muzzall	46	Director
James Netto	49	Director
Douglas Reimer	58	Director, Secretary
Richard Richey	60	Director
Myron Voth	55	Director
Thomas Wakefield	59	Director
Al Wanner	61	Director
Wayne Wedepohl	60	Director
John Zonneveld, Jr.	55	Director
Howard Liszt	62	Nonvoting Advisory Member
Robert Thompson	63	Nonvoting Advisory Member
Galen Vetter	57	Nonvoting Advisory Member
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
     Mike Vandelogt, Executive Vice President and Chief Operating Officer of the Seed Division since January 2008. Mr. Vandelogt has been with the Company for the past 17 years, starting as Corn Product Manager before becoming the Director of Marketing for the Seed division. Prior to assuming his new responsibilities, Mr. Vandelogt was the Vice President of Sales and Marketing for the Seed division.
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
     Jim Fife, Senior Vice President of Public Affairs and Business Development since August 2004. Prior to his appointment to this position Mr. Fife was the General Manager of the Ag Supply Co-op located in Wenatchee, Washington for 21 years. Mr. Fife sat on the Company’s board of directors from 1991-2004, serving the final three years as Chairman.
     Peter Janzen, Senior Vice President and General Counsel since February 2004. Mr. Janzen joined our company as an attorney in 1984. He holds a Juris Doctor degree from Hamline University.
     Karen Grabow, Senior Vice President of Human Resources since September 2001.
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

     Mark Christenson has held his position as director since February 2009 and his present term of office will end in February 2013. Mr. Christenson is a director of Crystal Valley Cooperative (Lake Crystal, MN) and operates a farm in south central Minnesota.
     Mark Clark has held his position as director since February 2008 and his present term of office will end in February 2012. Mr. Clark is a self-employed dairy and crop farmer in Southern Minnesota.
     Ben Curti has held his position as director since February 2003 and his present term of office will end in February 2013. Mr. Curti maintains a dairy operation and farms field crops and pistachios in Tulare, California.
     James Deatherage has held his position as director since February 2009 and his present term of office will end in February 2013. Mr. Deatherage serves as the President of Producers Cooperative Association (Bryan, TX).
     Jim Hager has held his position as director since February 2006 and his present term of office will end in February 2010. Mr. Hager manages Harmony Country Cooperative, located in Colby, Wisconsin. Mr. Hager also serves on the Board of Directors of the Mid Wisconsin Bank, located in Medford, Wisconsin.
     Pete Kappelman has held his position as Chairman since February 2004, and as director since 1996. Mr. Kappelman’s present term of office as a director will end in February 2011. Mr. Kappelman is co-owner of Meadow Brook Dairy Farms, LLC, a dairy farm in Wisconsin.
     Cornell Kasbergen has held his position as director since 1998 and his present term of office will end in February 2012. Mr. Kasbergen operates a dairy farm in California.
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
     Ronnie Mohr has held his position as director since 1998 and his present term of office will end in February 2013. Mr. Mohr operates a farm, hog finishing operation and grain bin and equipment sales business in Indiana. Mr. Mohr has served as a director of Holiday Gulf Homes Inc. since 1996.
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
     Al Wanner has held his position as director since September 2007 and his present term of office will end in February 2013. Mr. Wanner, along with his wife and his sons, own and operate Wanner’s Pride-N-Joy Farm, LLC, where they milk approximately 600 Holstein cows and farm approximately 640 acres of corn, alfalfa and rye. Mr. Wanner also serves on the boards of Genex Cooperative and Cooperative Resources International.
     Wayne Wedepohl has held his position as director since February 2009 and his present term of office will end in February 2013. Mr. Wedepohl is a dairy farmer near Sheboygan Falls, Wisconsin.
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
     Galen Vetter is a nonvoting advisory member of the board. Mr. Vetter serves the Board on an annual basis, and was first appointed in 2009. Mr. Vetter is a certified public accountant and was formally the Worldwide Chief Financial Officer of U.S. Funds at Franklin Templeton Investments and the Senior Vice President of Franklin Templeton Services, Inc. Mr. Vetter also served on the board of multiple Franklin Templeton subsidiaries and mutual funds. Mr. Vetter received a B.S. from the University of Northern Iowa.
     The Land O’Lakes board is made up of 24 directors. Twelve directors are chosen by our dairy members and 12 by our Ag members. Each board member must also be a member of the group of members, dairy or Ag, which elects him or her. The board may also choose to elect up to three nonvoting advisory members. Currently, there are three such advisory board members, one of whom, Mr. Vetter, was appointed to the audit committee in February 2009 to provide additional guidance to the audit committee with respect to financial matters. Our board of directors governs our affairs in virtually the same manner as any other corporation. During 2008, the board met six times. Each director attended at least five of the meetings. See “Item 1. Business — Description of the Cooperative — Governance” for more information regarding the election of our directors.
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

Accordingly, while each Board member possesses a strong agricultural background, no current member possesses, in the Board’s present estimation, the requisite experience to qualify as audit committee financial expert. As noted above, however the Board of Directors, in December 2004, appointed Ms. Shefland, a non-voting advisory member of the Board, to the audit committee to provide additional guidance to the committee with respect to financial matters. In February 2009, upon the expiration of Ms. Shefland’s term, the Board of Directors appointed Mr. Vetter to the audit committee to provide similar guidance.
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
Executive Compensation Philosophy
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
     During 2008, the Executive Committee engaged Towers Perrin to analyze president-level compensation and to propose a compensation range for that position. This analysis considered general industry compensation data, compensation data from comparable companies in the food, agriculture and chemical industries, and private company compensation data. The analysis and proposal was reviewed with the Executive Committee and the Committee then determined the 2009 compensation structure for the President. The comparable companies utilized to analyze president-level compensation were as follows:

Andersons, Inc	Archer-Daniels-Midland Co.	Campbell Soup Co.	Chemtura Corp.
Chiquita Brands Int’l. Inc.	CHS Inc.	Coca-Cola Co.	ConAgra Foods Inc.
Dean Foods Co.	Del Monte Foods Co.	Dow Chemical Co.	Du Pont
Eastman Chemical Co.	General Mills Inc.	Heinz Co.	Hershey Co.
Hormel Foods Corp.	Kellogg Co.	Kraft Foods Inc.	McCormick & Company Inc.
Monsanto Co.	PepsiCo Inc.	Pilgrim’s Pride Corp.	Ralcorp Holdings Inc
Sara Lee Corp.	Scotts Miracle-Gro	Seaboard Corp.	Smithfield Foods Inc.
J.M. Smucker Co.	Sysco Corp.	Tyson Foods Inc.
     In addition, the Executive Committee engaged Towers Perrin to review market practices relative to CEO retention and to provide alternative compensation actions. Executive Committee actions following from this review are outlined in the Long-Term Equity Value Incentive Compensation and Severance Agreement sections of this report.
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
     We generally set target compensation levels at, or somewhat below the public company median of the market for executive officer positions, other than the President. The 2009 target compensation level for the President position is set at the private company market median for companies of comparable revenue scope, which is well below the market median for public companies of comparable revenue scope. Regarding the President position, general industry, comparable company and private company benchmark data are utilized to set the compensation structure for base pay and target annual variable pay. The target long-term compensation structure is set utilizing only median private company benchmark data, which is more than 50% below the market median for public companies. We structure compensation so that target levels of pay will be achieved for target levels of financial performance. In addition, the compensation programs are structured so that below-target compensation will be earned for below-target financial performance. Conversely, above-target compensation will be earned for above-target financial performance.
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
     The Executive Committee establishes the salary midpoint and range for the President and Chief Executive position and determines pay within the range. The Executive Committee follows the same process (i.e., use of market data and annual review) outlined in the above paragraph. The salary range and actual pay within the range for the President is determined by the Executive Committee in December and is effective on January 1 of the following year. After a review of market data and incumbent performance, the Executive committee in December 2008 established a 2009 base salary for Mr. Policinski of $967,500. The salary is slightly above the midpoint of $950,000 established for the position reflecting the favorable view of CEO performance held by the Executive Committee.
Annual and Long-Term Variable Compensation. Our executive officers participate in two variable compensation programs that reward for performance against Board-approved financial targets.
The administrative mechanics of both plans are the same, and are as follows:
•	The Executive Committee is responsible for reviewing and approving the plan design while management is responsible for recommending the plan design.

•	All executive officers are eligible to participate in the variable compensation plans. The President can, in the President’s sole discretion, exclude an executive officer from either or both plans for business reasons. No exclusions were made, with respect to named executive officers, under either plan for payments earned in 2008.

•	The President reserves the right to, in the President’s sole discretion, increase, reduce, or withhold awards under the plans to executive officers where unusual circumstances warrant. This discretion was not exercised in 2008 to any named executive officer. There is no provision in either plan to recoup payment from an executive officer once payment has been made.

•	Unique nonrecurring business events that have a substantial impact on the Company’s financial results in a given year may be excluded from the calculations for determining awards from the plans. An example would be a major gain or loss from an acquisition or divestiture. Amounts to be excluded are determined by the President and reported to the Executive Committee. The Executive Committee must approve any amounts to be excluded for purposes of determining the President’s award.

•	The Board of Directors annually approves the financial targets for each plan. In addition, the actual results for the measures in each plan are reviewed and approved by the Executive Committee after the performance period closes. Along with this, the total of the calculated award amounts for all executive officers is reviewed by the Executive Committee annually.

•	The Executive Committee approves the calculated awards for the President and has the sole discretion to increase, reduce, or withhold calculated awards for the President under the plans where unusual circumstances warrant.

•	Amounts earned under the variable compensation plans by named executive officers in 2008 are shown in the “Non-equity Incentive Plan” column of the “Summary Compensation Table”.

•	Executive officers can elect in advance to defer all or a portion of their earned awards. Earnings under both plans are included as eligible earnings for purposes of our qualified and non-qualified retirement programs.
Details of the variable compensation plans are outlined below.
Annual Variable Compensation. The Land O’Lakes Executive Annual Variable Compensation Plan has the following objectives:
•	Recognize and reward achievement of both overall Company results and business unit results.

•	Integrate business strategies with the compensation structure and align individual efforts in achieving Company and business unit results.

•	Provide a market-competitive variable compensation element.

     Each of the named executive officers has a target award opportunity that is based on market data and on internal equity considerations; that is, the desire to have similar percentage variable pay targets for positions of similar content and/or scope. The target award opportunity is expressed as a percentage of an executive’s annual earnings, which includes pay received during the plan year for base salary, paid time off, holidays, funeral leave, and jury duty. The target award opportunities range from 50% to 80% of annual earnings for the named executive officers and the target for other executive officers is generally 40%. The 2008 target award opportunity for the President was 100% of annual earnings. After a review of market data, the Executive Committee in December 2008 decided to keep the target award opportunity for the President at 100% for 2009. Actual awards can range from 0 to 2 times the target award opportunity, based on performance. For example, if a named executive officer has a target award opportunity of 50% of annual earnings, then the actual award in a given year could fall between 0% and 100% (2 times 50%) of annual earnings. The award range of 0 to 2 times target award opportunity is based on modal market data.
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
     For 2008, performance ranging from 168.5% to 182.5% of Board-approved financial targets was achieved on the above Total Company measures. Based on this performance, Mr. Policinski earned a 2008 award of $1,656,000, Mr. Knutson earned a 2008 award of $553,476, Mr. Janzen earned a 2008 award of $384,182 and Mr. Wolfish earned a 2008 award of $346,468. Based on this performance and on business unit Pre-tax Earnings performance, Mr. Palacios earned a 2008 award of $510,360.
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
     Performance is measured over a three-year period and performance periods overlap. During 2008, three performance cycles were in process; 2006-08, 2007-09 and 2008-10. There are two performance measurements in this plan; Pre-tax Earnings and Return on Invested Capital (ROIC). The formula for determining awards under the LTIP is a matrix that reflects cumulative Pre-tax Earnings and average ROIC over the three-year period. The measures for this plan are consistent with those of the annual variable compensation plan in order to encourage consistent short and long-term focus. LTIP awards are determined by application of the matrix as follows:
•	Actual performance on both measures must reach 85% of Plan in order for payments to be earned. At 85% performance on both measures, an award of 40% of target is earned.

•	Actual performance on both measures must reach Plan, or actual performance on at least one measure must exceed Plan in order for a target award to be earned.

•	Actual performance on both measures must reach 110% of Plan in order for the maximum award of 125% of target to be earned.

•	The financial goals for corporate executive officers are tied 100% to Company results. For the performance period of 2006-08 the financial goals for executive officers assigned to a business unit are tied 100% to business unit results. For the performance periods of 2007-09 and 2008-10 the financial goals for executive officers assigned to a business unit are tied 50% to Company results and 50% to business unit results. This change was made to increase officer focus on total company performance. In December 2008 the Executive Committee of the Board approved a request by the President to change the Company / business unit weighting for executive officers assigned to a business unit. For the performance period of 2009-11 the financial goals for executive officers assigned to a business unit will be tied 25% to Company results and 75% to business unit results. This change is being made to increase focus at the business unit level on growing the business and to better reward executive officers for generating growth.
     No payment is earned if the executive officer voluntarily terminates employment (prior to early retirement eligibility) before a performance period is complete. This element is in place to facilitate retention. Prorated awards are earned in the event of retirement, death, or disability before the end of a performance period.
     For the 2006-2008 performance period, performance ranging from 113.4 to 124.3% of Board-approved 3-year financial targets was achieved on the above total company measures. Based on this performance, Mr. Policinski earned an award of $1,012,500, Mr. Knutson earned an award of $491,681, Mr. Janzen earned an award of $306,774 and Mr. Wolfish earned an award of $283,990. No other named executive officer earned an award under this plan. The earned amount is included in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table.
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

     During 2008, all VAR Unit grants provided to named executive officers were at the target levels outlined in the plan. During 2008, the Executive Committee provided two grants to the President; a target annual grant of 12,000 VAR Units approved in December 2007 and a grant of 36,000 VAR Units approved in June 2008. The June grant was intended as an acceleration of target grants that would have been scheduled for January 1 of 2009, 2010 and 2011. The grant was provided in alignment with the executive compensation philosophy; that is, to support alignment of shareholder and President interests and support the retention of talent. Acceleration of the grants is intended to provide an increased award opportunity to the President for improving company performance and to support the Board’s objective of retaining a high performing President. The Executive Committee reserves the right to grant additional VAR Units to the President during the period 2009-11, if the Executive Committee deems such action as necessary in support of the executive compensation philosophy. The total number of VAR Units granted in 2008 to executive officers was 110,750 with named executive officers receiving a total of 63,000, including a grant of 48,000 VAR Units to the President.
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
     The VAR Unit value distributed to participants is the spread between the current VAR Unit price and the VAR Unit grant price, multiplied by the number of VAR Units cashed in. All elected distributions are made in March of the year elected, using the current price set as of December 31 of the previous fiscal year. During 2008, a total of $269,070 was distributed to named executive officers, based on established elections. Detail on the distributed amount is shown in Footnote 3 in the “Outstanding Equity Awards” table. Earnings under this plan are not included as eligible earnings for purposes of the Land O’Lakes Qualified and Non-qualified Retirement Programs.
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
     Costs for CVIP are accounted for in conformance with FAS 123(R). Grants made in 2008 under this plan to named executive officers are outlined in the “Grants of Plan Based Awards” table.
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
     On January 1, 2006 we amended the 401(k) Plan and enhanced the benefits for those hired after that date. We also closed the Pension Plan to new entrants. For those hired after January 1, 2006, the maximum 401(k) match is 4% of compensation. In addition, we provide a bi-weekly Company Retirement Contribution (CRC) to the 401(k) of 3%, 4% or 5% (based on age and years of service) of compensation. A vesting schedule applies to both the match and the CRC, under which an employee will become fully vested after four years of service, and will vest at 25% a year through their first four years of employment. No named executive officer in 2008 was eligible for the enhanced 401(k) benefits described in this paragraph.

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
     The restoration is accomplished by making a contribution to the executive officer’s deferred compensation account. The contribution represents 3% of total compensation (net of any deferred compensation) less the amount of the Company match contributed to the 401(k) Plan. Amounts contributed to named executive officers in 2008 are included in the “All Other Compensation” column of the “Summary Compensation Table”. The amounts contributed are part of the total deferred compensation balance account for the executive officer and, as such, grow with credited interest and are distributed based on an elected schedule.
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
     Eligible employees may elect to defer a minimum of $1,000 up to a maximum 30% of base compensation, and up to 100% of variable pay under the Annual Variable Compensation Plan and LTIP. Deferred compensation is included as compensation for purposes of the Company’s Pension Plan and for the Company Retirement Contribution element of the 401(k) Plan. In order to restore the 401(k) match a participant could forego by deferring compensation in this plan, the Company adds an additional amount equal to 3% or 4% of the participant’s elective deferrals to this plan. The 4% addition is provided to those executive officers who participate in the enhanced 401(k) plan described above.
     For each year of participation, starting in 2005, participants have a separate account for each year of participation. Participants elect a distribution schedule for each yearly account, covering the events of death, disability, retirement and termination, which allows for distribution in monthly installments over one to ten years. A participant can elect alternatively to have a distribution made while still in active status, payable in annual installments of one to five years. If a participant does not elect a distribution schedule for an account, we impose a default distribution schedule of monthly installments over a five year period. A participant can elect to re-defer scheduled payments, but must do so by following restrictive guidelines that conform to IRC 409A. There is no provision in the plan that allows for an acceleration of payment, except in the event of a documented hardship. For participants with an account balance in place through December 31, 2004, greater flexibility is provided for changing distribution schedules, as these balances are operated under the “grandfather” provisions of IRC 409A.
     All participant accounts are credited with interest on a quarterly basis at a rate announced in advance of each calendar year. The crediting rate in 2008 was 6.85%. A Grantor Trust was established in 1996 to pay benefits from this plan and from the Non-Qualified Excess Benefit Plan (IRS Limits). As of December 31, 2008, the asset balance in the Trust was approximately $3,000. Management intends to fund the Trust monthly to cover amounts payable for the month. The Trust does contain a provision calling for full funding upon the occurrence of a Change of Control. For purposes of this Trust, the term Change of Control is defined as:
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
Severance Agreement. The Company has in place a severance agreement for our President, Christopher Policinski. The agreement is provided for retention purposes and is a typical market practice. The agreement requires the Company to provide certain benefits to Mr. Policinski in the event his employment is terminated under certain circumstances, including, but not limited to, specified change of control events. The triggering circumstances and benefit amounts included in the agreement are based on a survey of market practices and on retention considerations. The agreement contains two different severance benefit schedules, triggered by different sets of circumstances. The first is an enhanced severance benefit schedule that is more robust than the second. The agreement was revised in 2008 by the Executive Committee, and became effective January 1, 2009, to expand the circumstances under which the enhanced benefit schedule would apply to cover all involuntary terminations (except for cause). This change, along with a modification of terms covering 280G excise tax treatment (described below), was made in order to support the Board’s objective of retaining a high performing President. While offering an enhanced severance benefit for involuntary terminations that do not follow a change of control is not a prevalent market practice, taken as a whole, the terms of the severance agreement provide an overall value that is consistent with market practices.
     Under the first severance benefit schedule, Mr. Policinski would be entitled to a separation allowance of 3.0x base salary and target annual variable pay, the value of any unvested or forfeited VAR Units granted under the CVIP plan, and an amount equal to the pro-rated target amount due under the LTIP plan. The severance benefits under this schedule would be paid in the event of:
1.	Involuntary Termination; defined as the President’s termination of employment by the Company which is not effected for Cause.

2.	Voluntary Termination for Good Reason following a Change of Control or Other Substantial Change of Circumstances.
     Severance benefits would be paid in the event of Item 2 above only if an event giving rise to voluntary termination with good reason occurs within 24 months after a change of control, or if an event giving rise to voluntary termination with good reason occurs within 12 months after a substantial change of circumstances other than a change of control.
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
     For purposes of this agreement, Voluntary Termination with Good Reason means termination of employment with the Company initiated by the President after any of the following: (a) a material reduction by the Company of the President’s compensation (including base salary, annual variable pay opportunity, and long-term incentive and/or equity opportunity); (b) material change in scope of President’s responsibilities or reporting; (c) relocation of Company headquarters outside the Minneapolis-St. Paul metropolitan area; or (d) the failure of a successor to assume this Agreement.
Under the second severance benefit schedule, Mr. Policinski would be entitled a separation allowance in an amount equal to twenty-four (24) months of his base salary. The severance benefits under this schedule would be paid in the event of Mr. Policinski’s voluntary termination with good reason in circumstances other than a change of control.
     In addition to the severance benefits described above, if severance benefits are triggered, Mr. Policinski would also be provided with health care benefit continuation for a period up to, but no more than 36 months, continuation of current life insurance coverage for the duration of the statutory continuation period, and outplacement benefits not to exceed $20,000.

     Any separation allowance due under the agreement would be paid in three equal installments over a period not to exceed two years from the termination date, coinciding with a two year period of non-competition and non-solicitation. The separation allowance will not be taken into account to determine any benefit calculation or contribution in any qualified or non-qualified retirement plan maintained by the Company. In general the agreement does not provide for gross-up payments to cover Mr. Policinski’s related tax obligations. However, the agreement was revised in 2008 by the Executive Committee, and became effective January 1, 2009, to provide a 280G Gross-Up Payment to cover tax obligations related to any excise taxes imposed by 280G, in the event of termination of employment before December 31, 2010, providing such termination follows a 280G-defined change of control. A 280G gross-up provision is a common industry practice. The sunset provision, which is not common, is in place to limit the duration of the company’s liability under this agreement. The company would not be required to provide this payment for terminations occurring after December 31, 2010. After December 31, 2010 Mr. Policinski will have five full years of service as President and CEO. Therefore, subsequent to that date, the five-year earnings average used for determining any excise tax under 280G will be based fully on CEO earnings. Prior to that date the five-year average will include non-CEO earnings which could potentially expose Mr. Policinski to inordinately high excise taxes were a 280G-defined change of control to occur. Hence the addition of the 280G Gross-up Payment effective through December 31, 20010. Finally, in the event of termination after December 31, 2010, the agreement requires that payments and benefits be reduced to ensure that no portion of such payments and benefits are subject to excise tax.
EXECUTIVE COMMITTEE REPORT
     The Executive Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Executive Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
THE EXECUTIVE COMMITTEE

/s/ Pete Kappelman	/s/ Ronnie Mohr

Pete Kappelman	Ronnie Mohr

/s/ John Zonneveld	/s/ Doug Reimer

John Zonneveld	Doug Reimer

/s/ Cornell Kasbergen	/s/ Paul Kent

Cornell Kasbergen	Paul Kent

/s/ Robert Marley	/s/ Jim Miller

Robert Marley	Jim Miller

SUMMARY COMPENSATION TABLE
     The table below summarizes the total compensation earned by each of the executive officers identified below for the fiscal years ended December 31, 2008, 2007 and 2006. Except as otherwise noted, the Company has not entered into any employment agreements with any of these named executive officers. None of the named executive officers were entitled to receive payments which would be characterized as “Bonus” payments for the fiscal years ended December 31, 2008, 2007 or 2006.

						(h)
						Change in
						Pension Value
				(f)	(g)	and
				Value	Non-	Nonqualified	(i)
				Appreciation	Equity	Deferred	All Other
		(c)	(d)	Right Unit	Incentive	Compensation	Compensation	(j)
(a)	(b)	Salary	Bonus	Awards[1]	Plan[2]	Earnings[3]	[4,5,6]	Total
Name & Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Christopher J. Policinski	2008	$900,000	$—	$2,639,552	$2,668,500	$438,475	$90,673	$6,737,200
President &	2007	823,558	—	1,013,521	2,055,998	127,959	70,314	4,091,350
Chief Executive Officer	2006	750,000	—	311,774	682,800	121,671	131,283	1,997,528

Daniel E. Knutson	2008	$509,646	$—	$1,495,239	$1,045,157	$478,128	$48,075	$3,576,245
Senior Vice President &	2007	481,875	—	819,653	956,331	80,864	60,371	2,399,094
Chief Financial Officer	2006	451,690	—	280,067	308,414	279,162	42,876	1,362,209

Fernando J. Palacios	2008	$527,995	$—	$986,528	$510,360	$125,431	$75,859	$2,226,173
Executive Vice President	2007	511,766	—	500,489	756,996	47,201	84,397	1,900,849
& Chief Operating Officer — Feed	2006	445,303	—	161,188	300,045	78,761	52,084	1,037,381

Barry C. Wolfish	2008	$378,653	$—	$640,817	$630,457	$122,528	$37,426	$1,809,881
Senior Vice President,	2007	336,119	—	351,279	498,728	36,640	39,727	1,262,493
Corporate Marketing Strategy	2006	285,185	—	120,029	163,977	42,192	26,076	637,459

Peter S. Janzen	2008	$420,989	$—	$386,461	$690,926	$298,764	$40,093	$1,837,233
Senior Vice President,	2007	395,508	—	196,122	616,608	94,739	45,556	1,348,533
General Counsel	2006	352,008	—	72,267	198,532	153,199	29,624	805,630

1)	The amounts in column (f) reflect the fiscal year 2006 through 2008 expense recognized for financial reporting purposes, in conformance with FAS 123(R), of grants made under the Land O’Lakes Cooperative Incentive Plan (CVIP) and include amounts from grants made in 2008 and prior years.

2)	The amounts in column (g) reflect earnings under the Land O’Lakes Annual Variable Compensation and Long-Term Variable Compensation Plans, the details of which are outlined in the accompanying Compensation Discussion and Analysis report.

3)	The amounts in column (h) reflect the actuarial increase in the present value of benefits under the Land O’Lakes qualified and non-qualified pension plans. The amounts are based on assumptions and measurement dates that are the same as those used for the valuation of pension liabilities in the Fiscal 2008 annual report.

4)	The amounts in column (i) reflect the sum total of the value of the following elements provided to all named executive officers:
•	Imputed income and associated tax gross-up for the value of company-provided executive life and disability insurance

•	Matching contributions made by Land O’Lakes under the Land O’Lakes Savings and Supplemental Retirement Plan (401(k))

•	Matching contributions made by Land O’Lakes under the Land O’Lakes non-qualified deferred compensation and excess benefit savings plans

•	Car allowance

5)	The amount in column (i) for Mr. Policinski also includes monthly dues for membership in a country club.

6)	The amount in column (i) for Mr. Palacios also includes company-paid expenses for travel from his Florida home to Land O’Lakes headquarters in Minnesota.

7)	Prior to 2008, Mr. Wolfish served as Vice President of Strategy and Business Development.

GRANTS OF PLAN-BASED AWARDS IN 2008

					(j)
					All Other Value
					Appreciation
					Rights (VAR)
					Unit Awards:		(l)
		Estimated Future Payouts Under Non-Equity			Number of		Grant Date
		Incentive Plan Awards[1]			Securities	(k)	Fair Value of
(a)	(b)	(c)	(d)	(e)	Underlying	VAR Unit	VAR unit
Name	Grant Date[2]	Threshold ($)[3]	Target ($)	Maximum ($)	VAR Units	Exercise Price	Awards[4]
Christopher J. Policinski	1/1/2008	$360,000	$900,000	$1,125,000	12,000	$69.77	—
(CEO)	7/1/2008				36,000	$69.77

Daniel E. Knutson	1/1/2008	$157,338	$393,345	$491,681	5,250	$69.77	—
(CFO)

Fernando J. Palacios	1/1/2008	$164,160	$410,400	$513,000	5,250	$69.77	—
Barry C. Wolfish	1/1/2008	$90,877	$227,192	$283,990	2,250	$69.77	—
Peter S. Janzen	1/1/2008	$98,168	$245,419	$306,774	2,250	$69.77	—

1)	Information displayed reflects participation in the 2008-10 performance period of the Land O’Lakes Executive Long-term Variable Compensation Plan (LTIP). The target awards are calculated using January 1, 2008 base salaries. Actual awards earned (if any) will be based on January 1, 2010 base salaries which cannot at this time be predicted.

2)	All grants made during a fiscal year under the Land O’Lakes Cooperative Value Incentive Plan (CVIP) are deemed to have a grant date of January 1 of the year. Each grant has the same exercise price, as the CVIP valuation is performed once a year based on prior fiscal year results. The 2008 grants shown for Mr. Policinski were approved by the Executive Committee of the Board on December 17, 2007 and June 17, 2008 while the 2008 grants for the other named executive officers were approved by Mr. Policinski on December 4, 2007.

3)	Estimated award when threshold performance level of 85% of target Pre-tax and ROIC is achieved. Under the LTIP terms, for performance below this level, no payment is earned. The maximum payment is earned when both Pre-tax and ROIC hit 110% of target.

4)	Since this a formula plan, management does not use Black-Scholes or any other similar modeling tool to calculate the grant date fair value of the underlying unit awards, even though such amounts could be calculated.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

		Value Appreciation Rights (VAR) Unit Awards
				(e) Equity Incentive
		(c)	(d)	Plan Awards:
		Number of	Number of	Number of
		Securities	Securities	Securities
		Underlying	Underlying	Underlying
		Unexercised	Unexercised	Unexercised	(f)	(g)
(a)	(b)	VAR Units (#)	VAR Units (#)	Unearned VAR	VAR Units	VAR Units
Name	Date of Grant	Exercisable[1]	Unexercisable	Units (#)	Exercise Price	Expiration Date[2]
Christopher J. Policinski (CEO)	7/1/2008	9,000	27,000	—	$69.77	—
	1/1/2008	3,000	9,000	—	$69.77	—
	1/1/2007	6,000	6,000	—	$49.86	—
	1/1/2006	9,000	3,000	—	$41.11	—
	1/1/2005	5,250	—	—	$34.47	—
	1/1/2004	7,000	—	—	$27.11	—
	1/1/2003	7,000	—	—	$27.69	—
	1/1/2002	7,000	—	—	$35.69	—
	1/1/2001	7,000	—	—	$51.50	—
Daniel E. Knutson (CFO)	1/1/2008	1,312.5	3,937.5	—	$69.77	—
	1/1/2007	2,625	2,625	—	$49.86	—
	1/1/2006	3,937.5	1,312.5	—	$41.11	—
	1/1/2005	5,250	—	—	$34.47	—
	1/1/2004	7,000	—	—	$27.11	—
	1/1/2003	7,000	—	—	$27.69	—
	1/1/2002	7,000	—	—	$35.69	—
	1/1/2001	7,000	—	—	$51.50	—
Fernando J. Palacios	1/1/2008	1,312.5	3,937.5	—	$69.77	—
	1/1/2007	2,625	2,625	—	$49.86	—
	1/1/2006	3,937.5	1,312.5	—	$41.11	—
	1/1/2005	5,250	—	—	$34.47	—
	1/1/2004	3,000	—	—	$27.11	—
	1/1/2003	3,000	—	—	$27.69	—
	1/1/2002	3,000	—	—	$35.69
	1/1/2001	3,000	—	—	$51.50
Barry C. Wolfish	1/1/2008	562.5	1,687.5	—	$69.77	—
	1/1/2007	1,125	1,125	—	$49.86	—
	1/1/2006	1,687.5	562.5	—	$41.11	—
	1/1/2005	2,250	—	—	$34.47	—
	1/1/2004	3,000	—	—	$27.11	—
	1/1/2003	3,000	—	—	$27.69	—
	1/1/2002	3,000	—	—	$35.69	—
	1/1/2001	3,000	—	—	$51.50	—
Peter S. Janzen[3]	1/1/2008	562.5	1,687.5	—	$69.77	—
	1/1/2007	843.75	843.75	—	$49.86	—
	1/1/2006	843.75	281.25	—	$41.11	—
	1/1/2005	562.5	—	—	$34.47	—
	1/1/2004	—	—	—	$27.11	—
	1/1/2003	—	—	—	$27.69	—
	1/1/2002	—	—	—	$35.69	—
	1/1/2001	—	—	—	$51.50	—

1)	Value Appreciation Right (VAR) Units and the vesting schedule are described in the Land O’Lakes Cooperative Value Incentive Plan (CVIP) section of the accompanying Compensation Discussion and Analysis report.

2)	At the end of a 10-year holding period, on grants made in 2005 and later, undistributed appreciation is converted to an interest-crediting valuation and the CVIP valuation is no longer applied. Distribution is made to participants based on a schedule elected by the participant. VAR Unit value must be distributed to the participant no later than the year following the year in which the participant reaches Normal Retirement Age as defined in the Land O’Lakes Pension Plan. Elected distribution schedules are overridden in the event of the participant’s termination of employment or death. In the event of termination of employment, payment of vested value is made within 90 days and all unvested VAR Units are cancelled. In the event of death, payment of vested value is made in February of the following year and all unvested VAR Units are cancelled.

3)	During 2008 Peter Janzen received distribution on 7,375 VAR Units for a value of $269,070. The distribution election was made in 2007 in accordance with IRC 409A. The number of Unexercised VAR Units (#) Exercisable shown in Column C for Mr. Janzen is net of the distributed VAR Units.

NON-QUALIFIED DEFERRED COMPENSATION IN 2008

	(b)	(c)	(d)		(f)
	Executive	Registrant	Aggregate	(e)	Aggregate
	Contributions in	Contributions in	Earnings in	Aggregate	Balance at
	Last Fiscal	Last Fiscal	Last Fiscal	Withdrawals/	Last Fiscal
(a)	Year[1]	Year[2]	Year	Distributions	Year End
Name	($)	($)	($)	($)	($)
Christopher J. Policinski (CEO)	$—	$39,013	$21,876	$—	$327,521
Daniel E. Knutson (CFO)	143,000	16,359	72,354	—	1,172,911
Fernando J. Palacios	227,099	20,701	54,365	—	895,343
Barry C. Wolfish	25,346	8,793	15,348	—	240,562
Peter S. Janzen	—	11,071	2,246	—	34,095

1)	Contributions made under terms of the Land O’Lakes Non-Qualified Deferred Compensation Plan, which is detailed in the accompanying Compensation Discussion and Analysis report.

2)	Registrant Contributions provided under terms of the Land O’Lakes Non-Qualified Deferred Compensation and Excess Benefit Savings Plan, details of which are outlined in the accompanying Compensation Discussion and Analysis report.

PENSION BENEFITS TABLE

			Present Value of
			Accumulated	Payments During
		Number of Years	Benefit[2]	Last Fiscal Year
Name	Plan Name[1]	Credited Service	$	$
Christopher J. Policinski (CEO)	Land O’Lakes, Inc. Employee Retirement Plan	11.583	$319,530	$—
	Land O’Lakes, Inc. Supplemental Executive Retirement Plan	11.583	725,005	—
Daniel E. Knutson (CFO)	Land O’Lakes, Inc. Employee Retirement Plan	31.000	796,814	—
	Land O’Lakes, Inc. Supplemental Executive Retirement Plan	31.000	1,036,770	—
Fernando J. Palacios	Land O’Lakes, Inc. Employee Retirement Plan	8.167	128,649	—
	Land O’Lakes, Inc. Supplemental Executive Retirement Plan	8.167	240,876	—
Barry C. Wolfish	Land O’Lakes, Inc. Employee Retirement Plan	9.417	160,555	—
	Land O’Lakes, Inc. Supplemental Executive Retirement Plan	9.417	164,872	—
Peter S. Janzen	Land O’Lakes, Inc. Employee Retirement Plan	25.083	335,067	—
	Land O’Lakes, Inc. Supplemental Executive Retirement Plan	25.083	552,794	—

1)	The Land O’Lakes qualified and non-qualified pension plans are detailed in the accompanying Compensation Discussion and Analysis report

2)	The Present Value of Accumulated Benefit is calculated as of the end of the fiscal year and based on assumptions and measurement dates that are the same as those used for the valuation of pension liabilities in the Fiscal 2008 annual report. Post-retirement mortality rates are based on the RP-2000 Combined Healthy Participant mortality table projected nine years using scale AA. The rates are gender specific for the Land O’Lakes, Inc. Employee Retirement Plan. Male rates are used for the Land O’Lakes, Inc. Supplemental Executive Retirement Plan. Each named executive officer is assumed to live to and retire at the earliest retirement age at which unreduced benefits are available. Details of the qualified pension benefit calculations are as follows:
     Mr. Policinski’s qualified monthly retirement benefit at his normal retirement age of 67 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 total years) and $5,296 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 years). Compensation includes salary and non-equity incentive. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Policinski’s nonqualified monthly retirement benefit at his normal retirement age of 67 is the difference between [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 total years) and the benefit from the qualified plan. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 64 or later are not reduced for early commencement. The benefit will be paid in the form of a five-year certain only payment converted from a single life annuity on an actuarially equivalent basis.
     Mr. Knutson’s qualified monthly retirement benefit at his normal retirement age of 67 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 total years) and $13,750 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 years). Compensation includes salary and non-equity incentive. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Knutson’s nonqualified monthly retirement benefit at his normal retirement age of 66 is the difference between [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 total years) and the benefit from the qualified plan. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 64 or later are not reduced for early commencement. The benefit will be paid in the form of a five-year certain only payment converted from a single life annuity on an actuarially equivalent basis.
     Mr. Palacios’ qualified monthly retirement benefit at his normal retirement age of 67 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 total years) and $1,778 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 total years). Compensation includes salary and non-equity incentive. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Palacios’ nonqualified monthly retirement benefit at his normal retirement age of 67 is the difference between [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 years) and the benefit from the qualified plan. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 64 or later are not reduced for early commencement. The benefit will be paid in the form of a ten-year certain only payment converted from a single life annuity on an actuarially equivalent basis.
     Mr. Wolfish’s qualified monthly retirement benefit at his normal retirement age of 67 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 total years) and $1,673 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 total years). Compensation includes salary and bonus. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Wolfish’s nonqualified monthly retirement benefit at his normal retirement age of 66 is the difference between [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 total years) and the benefit from the qualified plan. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 64 or later are not reduced for early commencement. The benefit will be paid in the form of a five-year certain only payment converted from a single life annuity on an actuarially equivalent basis.
     Mr. Janzen’s qualified monthly retirement benefit at his normal retirement age of 67 is the greater of [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 total years) and $4,664 plus [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service after December 31, 2004 (up to a maximum of 30 years). Compensation includes salary and non-equity incentive. Compensation and benefits may be limited based on limits imposed by the Internal Revenue Code. Benefits paid in the form of a single life annuity payable at age 64 or later are not reduced. Optional forms of annuity payment are available but are reduced on an actuarially equivalent basis. Mr. Janzen’s nonqualified monthly retirement benefit at his normal retirement age of 67 is the difference between [[1.08% x Final Average Pay] + [.52% x (Final Average Pay-Covered Compensation)]] x years of credited service (up to a maximum of 30 total years) and the benefit from the qualified plan. Compensation includes salary and bonus without regard to limitations on compensation imposed by the Internal Revenue Code. Benefits payable at age 64 or later are not reduced for early commencement. The benefit will be paid in the form of a ten-year certain only payment converted from a single life annuity on an actuarially equivalent basis.
Potential Payments upon Termination or Change in Control
     As mentioned in the Compensation Discussion and Analysis report, the severance agreement in place for Mr. Policinski was amended by the Executive Committee in 2008, effective January 1, 2009. The details of the amendment are outlined in the Compensation Discussion and Analysis report. The values outlined below reflect the terms in place as of December 31, 2008.
     The severance agreement for Mr. Policinski in place as of December 31, 2008 provided, among other things, that upon the occurrence of a termination under a substantial change of circumstances, Mr. Policinski would be entitled to a separation allowance of up to (but no more than) 3.0x base salary and target annual variable pay, the value of any unvested or forfeited VAR Units granted under the CVIP plan, and an amount equal to the pro-rated target amount due under the LTIP plan. In addition, the agreement provided that, in the event of Mr. Policinski’s voluntary termination with good reason in circumstances other than a change of control or involuntary termination under circumstances which do not constitute a substantial change of circumstances, the Company will provide Mr. Policinski with a separation allowance in an amount equal to twenty-four (24) months of his base salary.
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
     The present value of gross payment earned in the event of involuntary termination caused by substantial change of circumstances or voluntary termination with good reason following change of control (determined as of 12/31/2008):

			Value Equivalent of
	Salary and		Accelerated
	Incentive[1]	Benefits[2]	Unvested VAR Units	Outplacement	Total
Christopher J. Policinski (CEO)	$5,533,524	$63,761	$485,286	$20,000	$6,102,571

1.	Amount reflects three times base salary and target annual incentive, plus pro-rated target LTIP.

2.	Includes continuation payment of medical and executive life / LTD benefits.
     The present value of gross payment earned in the event of other voluntary termination with good reason or other involuntary termination (determined as of 12/31/2008):

	Salary and		Unvested /
	Incentive[1]	Benefits[2]	Forfeited VAR Units	Outplacement	Total
Christopher J. Policinski (CEO)	$1,967,967	$63,761	N/A	$20,000	$2,051,728

1.	Amount reflects two times base salary.

2.	Includes continuation payment of medical and executive life / LTD benefits.

DIRECTOR COMPENSATION

	(b)	(f)
(a)	Fees Earned or Paid in Cash[1]	Total
Name	($)	($)
David Andresen	$35,850	$35,850
Robert Bignami	37,950	37,950
Lynn Boadwine	10,350	10,350
Harley Buys	39,450	39,450
Mark Clark	40,050	40,050
Dennis Cihlar	37,950	37,950
Ben Curti	43,950	43,950
Jim Hager	40,350	40,350
Pete Kappelman	71,150	71,150
Cornell Kasbergen	40,200	40,200
Paul Kent, Jr.	54,150	54,150
Larry Kulp	41,700	41,700
Charles Lindner	40,200	40,200
Howard Liszt	48,000	48,000
Robert Marley	42,000	42,000
Jim Miller	35,550	35,550
Ronnie Mohr	39,150	39,150
Ron Muzzall	42,000	42,000
James Netto	41,700	41,700
Art Perdue	6,550	6,550
Doug Reimer	43,350	43,350
Rich Richey	38,100	38,100
Mary Shefland	39,400	39,400
Robert Thompson	50,500	50,500
Floyd Trammell	39,750	39,750
Myron Voth	37,350	37,350
Tom Wakefield	39,450	39,450
Al Wanner	42,150	42,150
John Zonneveld, Jr.	45,300	45,300

1)	Reflects amounts earned in 2008 for retainer, representation/attendance fees (“Per Diem”), and Board termination stipend. Directors can defer all or portions of both the retainer and the Per Diem and the amounts displayed reflect amounts earned prior to any deferrals. Annual retainer for the Board Chairman is set at $50,000 while the annual retainer for all other Directors is $30,000. The Per Diem for all Directors is set at $300.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     At December 31, 2008 no person, either individually or as a member of a group, beneficially owned in excess of five percent of any class of our voting securities, and our directors and executive officers did not, either individually or as a member of a group, beneficially own in excess of one percent of any class of our voting securities.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Land O’Lakes transacts business in the ordinary course with our directors and with our local cooperative members with which the directors are associated on terms no more favorable than those available to our other members.
Item 14. Principal Accountant Fees and Services.
     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2008 and 2007, and fees billed for other services rendered by KPMG LLP.

	2008	2007
	($ in thousands)
Audit fees(1)	$3,461	$1,242
Audit-related fees(2)	134	150

Audit and audit-related fees	3,595	1,392
Tax fees(3)	15	9

Total fees	$3,610	$1,401

(1)	Audit fees consist of the 2008 annual audit of Land O’Lakes consolidated financial statements and the re-audit of the 2007, 2006 and prior years’ MoArk financial statements.

(2)	Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans in 2008 and 2007.

(3)	Tax fees in 2008 and 2007 consist of benefit plan filings and international services.
     The Audit Committee’s policy on pre-approval of services performed by the independent auditor is to approve all audit and permissible non-audit services to be provided by the independent auditor during the calendar year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the auditor’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) Documents filed as part of this Annual Report on Form 10-K:
•	Consolidated Financial Statements:

(b) Exhibits
Exhibit Index

Exhibit	Description
3.1	Articles of Incorporation and By-Laws, as amended, February 2009. *
4.1	Indenture dated as of November 14, 2001, among Land O’Lakes, Inc. and certain of its subsidiaries, and U.S. Bank, including Form of 8 3/4% Senior Notes due 2011 and Form of 83/4% Senior Notes due 2011. (1)
4.2	Form of New Note under the Indenture dated as of November14, 2001 (included as part of Exhibit 4.5). (1)
4.3	Indenture dated as of December 23, 2003, among Land O’Lakes, Inc., and certain of its subsidiaries, and U.S. Bank, National Association, including Form of 9% Senior Notes due 2010. (3)
4.4	Lien Subordination and Inter creditor Agreement dated as of December 23, 2003, by and among Land O’Lakes, Inc., and certain of its subsidiaries, JP Morgan Chase Bank and U.S. Bank, National Association. (3)
4.5	Form of New Note under the Indenture dated as of December 23, 2003 (included as part of Exhibit 4.12). (3)
4.6	Second Priority Collateral Agreement dated as of December 23, 2003, by and among Land O’Lakes, Inc. and certain of its subsidiaries, and U.S. Bank National Association. (3)
4.7	Indenture dated as of March 25, 1998 for the 7.45% Capital Securities due March 25, 2028. (3)
10.1	Amended and Restated Five-Year Revolving Credit Agreement among Land O’Lakes, Inc., as Borrower and JPMorgan Chase Bank, NA, dated as of October11, 2001, amended and restated as of August 29, 2006. (4)
10.2	First Amendment to the Amended and Restated Five-Year Revolving Credit Agreement, dated as of February 7, 2007. (6)
10.3	Second Amendment to the Amended and Restated Five-Year Revolving Credit Agreement, dated as of September 4, 2007. (7)
10.4	Third Amendment to the Amended and Restated Five-Year Revolving Credit Agreement, dated as of March 7, 2008. (9)
10.5	Guarantee and Collateral Agreement among Land O’Lakes, Inc. and certain of its subsidiaries and The Chase Manhattan Bank, dated as of October 11, 2001. (1)
10.6	Third Amended and Restated Receivables Purchase Agreement dated as of September 4, 2007, among Land O’Lakes, Inc. LOL SPV, LLC, and CoBank, ACB. (7)
10.7	First Amendment, dated as of March 13, 2008, to the Third Amended and Restated Receivables Purchase Agreement, dated as of September 4, 2007. (9)
10.8	Second Amendment and Waiver, dated as of February 18, 2009, of the Third Amended and Restated Receivables Purchase Agreement, dated as of September 4, 2007. *
10.9	Purchase and Sale Agreement, dated as of December 18, 2001, by and among Land O’Lakes, Inc., Land O’Lakes Purina Feed LLC, Purina Mills, LLC, Winfield Solutions, LLC and LOL SPV, LLC. (1)
10.10	First Amendment to the Purchase and Sale Agreement, dated as of March 31, 2004. (3)
10.11	Second Amendment to the Purchase and Sale Agreement, dated as of October 22, 2004. (3)
10.12	Third Amendment to the Purchase and Sale Agreement, dated as of September 7, 2006. (4)
10.13	Fourth Amendment to the Purchase and Sale Agreement, dated as of September 4, 2007. (7)
10.14	Fifth Amendment to the Purchase and Sale Agreement, dated as of March 13, 2008. (9)
10.15	License Agreement among Ralston Purina Company, Purina Mills, Inc. and BP Nutrition Limited dated as of October 1, 1986. (1)
10.16	Ground Lease between Land O’Lakes, Inc. and Arden Hills Associates dated as of May 31, 1980. (1)
10.17	Operating Lease between Arden Hills Associates and Land O’Lakes, Inc. dated as of May 31, 1980. (1)
10.18	Operating Agreement of Agriliance LLC among United Country Brands, LLC, Cenex Harvest States Cooperatives, Farmland Industries, Inc. and Land O’Lakes, Inc. dated as of January 4, 2000. (1)
10.19	Trademark License Agreement by and between Land O’Lakes, Inc. and Dean Foods dated as of July 10, 2000. (1)
10.20	Agreement Regarding Distribution of Assets by and between United Country Brands, LLC, its parent organization, CHS Inc. and Winfield Solutions, LLC, and its parent organization, Land O’Lakes, Inc. (7)
10.21	Executive Annual Variable Compensation Plan of Land O’Lakes. (1)
10.22	Land O’Lakes Long Term Incentive Plan. (1)
10.23	Land O’Lakes Non-Qualified Deferred Compensation Plan. (1)
10.24	Land O’Lakes Non-Qualified Executive Excess Benefit Plan (IRS Limits). (1)
10.25	Land O’Lakes Non-Qualified Executive Excess Benefit Plan (1989 Formula). (1)
10.26	Land O’Lakes Non-Qualified Executive Excess Benefit Savings Plan. (1)
10.27	California Cooperative Value Incentive Plan of Land’ O’Lakes. (2)
10.28	Amended Land O’Lakes Long Term Incentive Plan. (1)
10.29	Amended California Cooperative Value Incentive Plan of Land O’Lakes. (1)
10.30	Land O’Lakes Cooperative Value Incentive Plan. (5)
10.31	Land O’Lakes Cooperative Value Incentive Plan (2005). (5)

Exhibit	Description
10.32	Severance Agreement by and between Christopher Policinski and Land O’Lakes, Inc., dated as of October 1, 2005. (8)
10.33	Amended and Restated Severance Agreement by and between Christopher Policinski and Land O’Lakes, Inc., dated as of January 1, 2009. *
12	Statement regarding the computation of ratios of earnings to fixed charges. *
18	Preferability Letter from Independent Registered Public Accounting Firm. *
21	Subsidiaries of the Registrant. *
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the identical exhibit to the Registrant’s Registration Statement on Form S-4 filed March 18, 2002.

(2)	Incorporated by reference to the identical exhibit to the Registrant’s Registration Statement on Form S-4 filed May 9, 2002.

(3)	Incorporated by reference to the identical exhibit filed with the Company’s Form 10-K on March 30, 2004.

(4)	Incorporated by reference to the identical exhibit filed with the Company’s Form 10-Q for the period ending September 30, 2006.

(5)	Incorporated by reference to the identical exhibit filed with the Company’s Form 10-K for the year ending December 31, 2005.

(6)	Incorporated by reference to the identical exhibit filed with the Company’s Form 10-K for the year ending December 31, 2006.

(7)	Incorporated by reference to the identical exhibit filed with the Company’s Form 10-Q for the period ending September 30, 2007.

(8)	Incorporated by reference to the identical exhibit filed with the Company’s Form 10-K for the year ended December 31, 2007.

(9)	Incorporated by reference to the identical exhibit filed with the Company’s Form 10-Q for the period ending March 31, 2008.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

*	Filed electronically herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2009.

LAND O’LAKES, INC.
By	/s/ DANIEL KNUTSON
Daniel Knutson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2009.

/s/ CHRISTOPHER J. POLICINSKI	President and Chief Executive Officer (Principal Executive Officer)
Christopher J. Policinski

/s/ DANIEL KNUTSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting
Daniel Knutson	Officer)

/s/ DAVID ANDRESEN	Director
David Andresen

/s/ ROBERT BIGNAMI	Director
Robert Bignami

/s/ HARLEY BUYS	Director
Harley Buys

/s/ MARK CHRISTENSON	Director
Mark Christenson

/s/ MARK CLARK	Director
Mark Clark

/s/ BEN CURTI	Director
Ben Curti

/s/ JAMES DEATHERAGE	Director
James Deatherage

/s/ JIM HAGER	Director
Jim Hager

/s/ PETE KAPPELMAN	Director, Chairman of the Board
Pete Kappelman

/s/ CORNELL KASBERGEN	Director
Cornell Kasbergen

/s/ PAUL KENT, JR.	Director
Paul Kent, Jr.

/s/ LARRY KULP	Director
Larry Kulp

/s/ ROBERT MARLEY	Director
Robert Marley

/s/ JIM MILLER	Director
Jim Miller

/s/ RONNIE MOHR	Director
Ronnie Mohr

/s/ RON MUZZALL	Director
Ron Muzzall

/s/ JAMES NETTO	Director
James Netto

/s/ DOUGLAS REIMER	Director
Douglas Reimer

/s/ RICHARD RICHEY	Director
Richard Richey

/s/ MYRON VOTH	Director
Myron Voth

/s/ THOMAS WAKEFIELD	Director
Thomas Wakefield

/s/ AL WANNER	Director
Al Wanner

/s/ WAYNE WEDEPOHL	Director
Wayne Wedepohl

/s/ JOHN ZONNEVELD	Director
John Zonneveld

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Land O’Lakes, Inc.:
     We have audited the accompanying consolidated balance sheets of Land O’Lakes, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and equities and comprehensive income for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements, presented on pages 94 to 136 of this annual report on Form 10-K, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Land O’Lakes, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, the 2006 financial statements have been restated to correct accounting errors.
     As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on December 31, 2007.
/s/ KPMG LLP
Minneapolis, Minnesota
February 24, 2009

LAND O’LAKES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	207

	($ in thousands)
Assets
Current assets:
Cash and cash equivalents	$30,820	$116,839
Receivables, net	1,104,261	1,006,931
Inventories	1,083,978	964,515
Prepaid assets	1,101,005	857,257
Other current assets	123,504	76,357

Total current assets	3,443,568	3,021,899

Investments	314,487	304,013
Property, plant and equipment, net	658,261	565,293
Goodwill, net	277,176	280,942
Other intangibles, net	120,982	125,004
Other assets	166,838	122,044

Total assets	$4,981,312	$4,419,195

Liabilities and Equities
Current liabilities:
Notes and short-term obligations	$409,370	$132,170
Current portion of long-term debt	2,864	3,082
Accounts payable	1,175,995	1,150,353
Customer advances	1,045,705	926,240
Accrued liabilities	423,494	341,421
Patronage refunds and other member equities payable	37,751	28,065

Total current liabilities	3,095,179	2,581,331

Long-term debt	531,955	586,909
Employee benefits and other liabilities	358,404	230,444
Minority interests	18,922	6,175
Commitments and contingencies (Note 21)
Equities:
Capital stock	1,611	1,701
Member equities	947,141	937,126
Accumulated other comprehensive loss	(150,277)	(61,931)
Retained earnings	178,377	137,440

Total equities	976,852	1,014,336

Total liabilities and equities	$4,981,312	$4,419,195

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
			(Restated)
	2008	2007	2006
	($ in thousands)
Net sales	$12,039,259	$8,924,895	$7,102,289
Cost of sales	11,083,910	8,160,306	6,443,511

Gross profit	955,349	764,589	658,778
Selling, general and administrative	756,606	623,526	516,504
Restructuring and impairment charges	2,893	3,970	40,513
Gain on insurance settlements	(10,638)	(5,941)	—

Earnings from operations	206,488	143,034	101,761
Interest expense, net	63,232	49,645	59,058
Other income	(12,028)	(37,157)	(17,389)
Equity in earnings of affiliated companies	(34,972)	(68,183)	(13,674)
Minority interest in earnings of subsidiaries	16,128	1,469	1,449

Earnings before income taxes	174,128	197,260	72,317
Income tax expense	14,508	36,331	2,944

Net earnings	$$159,620	$$160,929	$$69,373

Applied to:
Member equities
Allocated patronage	$114,170	$97,147	$72,002
Deferred equities	2,231	5,496	3,015

	116,401	102,643	75,017
Retained earnings	43,219	58,286	(5,644)

	$159,620	$160,929	$69,373

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
			(Restated)
	2008	2007	2006
	($ in thousands)
Cash flows from operating activities:
Net earnings	$159,620	$160,929	$69,373
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	91,809	85,560	97,078
Amortization of deferred financing costs	4,443	2,981	2,924
Gain on extinguishment of debt	(379)	—	—
Bad debt expense	6,850	22,818	1,706
Proceeds from patronage revolvement received	7,490	6,706	9,163
Non-cash patronage income	(5,757)	(2,543)	(1,827)
Insurance recovery — business interruption	—	4,551	—
Deferred income tax benefit	(5,417)	(31,431)	8,538
(Increase) decrease in other assets	(1,121)	(3,766)	2,893
Increase in other liabilities	17,851	4,156	5,268
Restructuring and impairment charges	2,893	3,970	40,513
Gain from divestiture of businesses	—	(28,474)	(7,585)
Gain on sale of investments	(7,458)	(8,683)	(7,980)
Gain on foreign currency exchange contracts on sale of investment	(4,191)	—	—
Gain on insurance settlements	(10,638)	(5,941)	—
Equity in earnings of affiliated companies	(34,972)	(68,183)	(13,674)
Dividends from investments in affiliated companies	45,142	33,699	4,736
Minority interests	16,128	1,469	1,449
Other	(1,496)	(3,638)	(4,011)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(88,736)	(294,013)	38,829
Inventories	(97,017)	(206,950)	(19,587)
Prepaid and other current assets	(269,075)	(511,679)	(60,299)
Accounts payable	19,171	586,712	(51,624)
Customer advances	101,292	506,724	23,643
Accrued liabilities	58,515	75,985	60,377

Net cash provided by operating activities	4,947	330,959	199,903
Cash flows from investing activities:
Additions to property, plant and equipment	(171,344)	(91,061)	(83,763)
Acquisitions, net of cash acquired	(9,040)	(2,930)	(88,060)
Investments in affiliates	(51,136)	(331,674)	(4,950)
Distributions from investments in affiliated companies	1,678	25,000	—
Net settlement on repositioning investment in joint venture	—	(87,875)	—
Net proceeds from divestiture of businesses	—	212,101	42,466
Proceeds from sale of investments	21,213	626	9,274
Proceeds from foreign currency exchange contracts on sale of investment	3,850	—	—
Proceeds from sale of property, plant and equipment	6,215	10,502	1,754
Insurance proceeds for replacement assets	4,903	8,635	—
Change in notes receivable	(11,596)	(18,406)	15,781
Other	3,050	(202)	7,183

Net cash used by investing activities	(202,207)	(275,284)	(100,315)
Cash flows from financing activities:
Increase (decrease) in short-term debt	266,829	75,399	(99,541)
Proceeds from issuance of long-term debt	496	5,790	13,710
Principal payments on long-term debt and capital lease obligations	(58,344)	(41,432)	(36,181)
Payments for debt issuance costs	—	—	(1,543)
Payments for redemption of member equities	(97,590)	(58,049)	(80,614)
Other	(150)	(251)	4,933

Net cash provided (used) by financing activities	111,241	(18,543)	(199,236)
Net cash used by operating activities of discontinued operations	—	—	(349)

Net (decrease) increase in cash and cash equivalents	(86,019)	37,132	(99,997)
Cash and cash equivalents at beginning of year	116,839	79,707	179,704

Cash and cash equivalents at end of year	$30,820	$116,839	$79,707

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME

					Accumulated
					Other
	Capital	Member Equities			Comprehensive	Retained	Total
	Stock	Allocated	Deferred	Net	Income (Loss)	Earnings	Equities
	($ in thousands)
Balance, December 31, 2005	$1,967	$916,210	$(22,692)	$893,518	$(75,163)	$71,147	$891,469
Prior period adjustments (see Note 1)	—	—	—	—	—	4,608	4,608

Balance, December 31, 2005 As Adjusted	1,967	916,210	(22,692)	893,518	(75,163)	75,755	896,077
Capital stock issued	2	—	—	—	—	—	2
Capital stock redeemed	(141)	—	—	—	—	—	(141)
Cash patronage and redemption of member equities	—	(80,614)	—	(80,614)	—	—	(80,614)
Redemption included in prior year’s liabilities	—	29,622	—	29,622	—	—	29,622
Equities issued for prior merger	—	13,896	—	13,896	—	—	13,896
Other, net	—	(8,614)	(16)	(8,630)	—	7,917	(713)
Comprehensive income:
2006 earnings, as applied	—	72,002	3,015	75,017	—	(5,644)	69,373
Other comprehensive income	—	—	—	—	8,887	—	8,887

Total comprehensive income							78,260

Patronage refunds payable	—	(18,626)	—	(18,626)	—	—	(18,626)

Balance, December 31, 2006 As Restated	1,828	923,876	(19,693)	904,183	(66,276)	78,028	917,763
Capital stock issued	6	—	—	—	—	—	6
Capital stock redeemed	(133)	—	—	—	—	—	(133)
Cash patronage and redemption of member equities	—	(58,049)	—	(58,049)	—	—	(58,049)
Redemption included in prior year’s liabilities	—	18,626	—	18,626	—	—	18,626
Other, net	—	(2,209)	(3)	(2,212)	—	1,126	(1,086)
Comprehensive income:
2007 earnings, as applied	—	97,147	5,496	102,643	—	58,286	160,929
Other comprehensive income	—	—	—	—	66,787	—	66,787

Total comprehensive income							227,716

Adjustment to initially apply FASB Statement No. 158, net of income taxes	—	—	—	—	(62,442)	—	(62,442)
Patronage refunds payable	—	(28,065)	—	(28,065)	—	—	(28,065)

Balance, December 31, 2007	1,701	951,326	(14,200)	937,126	(61,931)	137,440	1,014,336
Capital stock issued	15	—	—	—	—	—	15
Capital stock redeemed	(105)	—	—	—	—	—	(105)
Cash patronage and redemption of member equities	—	(97,590)	—	(97,590)	—	—	(97,590)
Redemption included in prior year’s liabilities	—	28,065	—	28,065	—	—	28,065
Other, net	—	852	38	890	—	(1,212)	(322)
Comprehensive income:
2008 earnings, as applied	—	114,170	2,231	116,401	—	43,219	159,620
Other comprehensive loss	—	—	—	—	(88,675)	—	(88,675)

Total comprehensive income							70,945

Effects of changing the pension plan measurement date pursuant to FASB Statement No. 158, net of income taxes	—	—	—	—	329	(1,070)	(741)
Patronage refunds payable	—	(37,751)	—	(37,751)	—	—	(37,751)

Balance, December 31, 2008	$1,611	$959,072	$(11,931)	$947,141	$(150,277)	$178,377	$976,852

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands in tables)
1. Nature of Operations and Basis of Presentation
Nature of Operations
     Land O’Lakes, Inc. (“Land O’Lakes” or the “Company”) is a diversified member-owned food and agricultural cooperative serving agricultural producers throughout the United States. Through its five operating segments of Dairy Foods, Feed, Seed, Agronomy and Layers, Land O’Lakes procures approximately 12.7 billion pounds of member milk annually, markets more than 300 dairy products, provides member cooperatives, farmers and ranchers with an extensive line of agricultural supplies (including feed, seed and crop protection products) and produces and markets shell eggs.
Basis of Presentation
     Basis of Consolidation
     The consolidated financial statements include the accounts of Land O’Lakes and its wholly owned and majority-owned subsidiaries. Intercompany transactions and balances have been eliminated.
     Fiscal Year
     The Company’s fiscal year ends on December 31st each year. However, the Company’s MoArk, LLC (“MoArk”) subsidiary is a wholly owned, consolidated subsidiary with a 52- to 53-week reporting period ending in December. The 2008, 2007 and 2006 MoArk fiscal years each consisted of 52-week periods.
     Adjustments and Restatements of Prior Years’ Consolidated Financial Statements
     In the third quarter of 2008, the Company announced that the financial results for MoArk, which is included in the Company’s Layers segment, contained accounting errors. The errors related to: the valuation of certain assets contributed to and acquired by MoArk during the calendar years 2000, 2001 and 2002; the Company’s accounting treatment applied in 2003 for the planned purchase of the remaining 42.5% minority interest in MoArk; and the accounting treatment applied to a real estate transaction in 2005. The consolidated financial statements as of and for the years ended December 31, 2007 and 2006, and the notes thereto, are adjusted to reflect the correction of these errors. The adjustments relate primarily to correcting fair value purchase price allocations for the original contributions upon formation of MoArk, for business combinations during the years 2000, 2001 and 2002, and for the Company’s purchase of the remaining 42.5% minority interest in MoArk. MoArk and the Company’s management have completed a valuation of certain long-lived assets and liabilities and have recorded the fair value adjustments to the Company’s consolidated financial statements from fiscal year 2000 and forward. In preparing these fair value adjustments, the Company’s management, among other things, consulted with an independent advisor. The adjustments also include recording the 2005 real estate transaction in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases,” which required treating proceeds received as a financing transaction.
     The consolidated financial statements for the year ended December 31, 2007 and each of the quarterly periods ended September 30, June 30 and March 31, 2008 were not considered materially misstated due to the MoArk errors. However, the Company’s financial results for the year ended December 31, 2006 were deemed materially misstated. Accordingly, the consolidated financial statements for the year ended December 31, 2006 have been restated. As a result of correcting these errors, for the year ended December 31, 2006, the Company was required to take an additional $15.7 million goodwill impairment charge, net of income taxes. A $4.6 million cumulative adjustment to increase retained earnings at December 31, 2005 has been recorded in the consolidated statements of equities and comprehensive income to reflect the aggregate impact of the corrections to retained earnings for the years 2000 through 2005 along with a $19.6 million adjustment to retained earnings for the year ended December 31, 2006 resulted in a net $15.0 million cumulative adjustment to retained earnings at December 31, 2006. There was no impact to the Company’s total operating, investing or financing cash flows although individual captions within operating activities were corrected.
     Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements to conform to the 2008 presentation. These reclassifications had no effect on the total assets, total liabilities or total equities in the December 31, 2007 consolidated balance sheet and had no effect on the 2007 and 2006 consolidated statements of operations. Specifically, liabilities for deferred compensation plans as of December 31, 2007 of $21.3 million and $2.1 million have been reclassified from long-term debt and current portion of long-term debt to employee benefits and other liabilities and accrued liabilities in the 2007 consolidated balance sheet, respectively. Also, a $2.2 million and $3.4 million change in deferred compensation balances has been reclassified from financing activities to operating activities in the 2007 and 2006 consolidated statements of cash flows, respectively.
     The effects of the adjustments are as follows:
CONSOLIDATED STATEMENTS OF OPERATIONS

	Previously			Previously
	Reported	Effect of	As Adjusted	Reported	Effect of	As Restated
	2007	Adjustments	2007	2006	Restatements	2006

Cost of sales	$8,157,684	$2,622	$8,160,306	$6,441,368	$2,143	$6,443,511
Gross profit	767,211	(2,622)	764,589	660,921	(2,143)	658,778
Selling, general and administrative	622,231	1,295	623,526	515,557	947	516,504
Restructuring and Impairment charges	3,970	—	3,970	21,169	19,344	40,513
Earnings from operations	146,951	(3,917)	143,034	124,195	(22,434)	101,761
Interest expense	48,918	727	49,645	58,360	698	59,058
Other (income) expense, net	(37,157)	—	(37,157)	(18,791)	1,402	(17,389)
Earnings before income taxes	201,904	(4,644)	197,260	96,851	(24,534)	72,317
Income tax expense	38,107	(1,776)	36,331	7,906	(4,962)	2,944
Net earnings	163,797	(2,868)	160,929	88,945	(19,572)	69,373
Applied to:
Retained earnings	61,154	(2,868)	58,286	13,928	(19,572)	(5,644)

CONSOLIDATED BALANCE SHEET

	Previously
	Reported	Effect of	As Adjusted
	2007	Adjustments	2007

Total current assets	$3,020,272	$1,627	$3,021,899
Investments	303,978	35	304,013
Property, plant and equipment, net	551,752	13,541	565,293
Goodwill, net	318,224	(37,282)	280,942
Other intangibles, net	119,167	5,837	125,004
Other assets	118,438	3,606	122,044
Total assets	4,431,831	(12,636)	4,419,195
Total current liabilities	2,579,486	1,845	2,581,331
Long-term debt	611,602	(24,693)	586,909
Employee benefits and other liabilities	202,400	28,044	230,444
Retained earnings	155,272	(17,832)	137,440
Total equities	1,032,168	(17,832)	1,014,336
Total liabilities and equities	4,431,831	(12,636)	4,419,195

CONSOLIDATED STATEMENTS OF EQUITIES AND COMPREHENSIVE INCOME

	Previously			Previously
	Reported	Effect of	As Adjusted	Reported	Effect of	As Restated
	2007	Adjustments	2007	2006	Restatements	2006

Retained earnings	$155,272	$(17,832)	$137,440	$92,992	$(14,964)	$78,028
Total equities	1,032,168	(17,832)	1,014,336	932,727	(14,964)	917,763

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Previously			Previously
	Reported	Effect of	As Adjusted	Reported	Effect of	As Restated
	2007	Adjustments	2007	2006	Restatements	2006

Net earnings	$163,797	$(2,868)	$160,929	$88,945	$(19,572)	$69,373
Depreciation and amortization	84,140	1,420	85,560	95,239	1,839	97,078
Amortization of deferred financing costs	2,253	728	2,981	2,226	698	2,924
Bad debt expense	22,579	239	22,818	1,421	285	1,706
Deferred income tax benefit	(29,655)	(1,776)	(31,431)	13,500	(4,962)	8,538
Increase in other liabilities	1,975	2,181	4,156	2,895	2,373	5,268
Restructuring and impairment charges	3,970	—	3,970	21,169	19,344	40,513
Gain from divestiture of businesses	(28,474)	—	(28,474)	(8,987)	1,402	(7,585)
Other	(3,638)	—	(3,638)	(3,610)	(401)	(4,011)
Changes in receivables	(294,145)	132	(294,013)	38,156	673	38,829
Changes in other current assets	(512,438)	759	(511,679)	(60,948)	649	(60,299)
Changes in accrued liabilities	74,619	1,366	75,985	59,332	1,045	60,377
Net cash provided by operating activities	328,778	2,181	330,959	196,530	3,373	199,903
Increase (decrease) in short-term debt	75,399	—	75,399	(98,541)	(1,000)	(99,541)
Proceeds on issuance of long-term debt	8,337	(2,547)	5,790	16,451	(2,741)	13,710
Principal payments on long-term debt and capital lease obligations	(41,798)	366	(41,432)	(36,549)	368	(36,181)
Net cash used by financing activities	(16,362)	(2,181)	(18,543)	(195,863)	(3,373)	(199,236)

2. Significant Accounting Policies
Use of Estimates
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
Revenue Recognition
     The Company’s revenues are derived from a wide range of products sold to a diversified base of customers. Revenue is recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales include shipping and handling charges billed to customers and are reduced by customer incentives and trade promotion activities which are recorded by estimating expense based on redemption rates, estimated customer participation and performance levels, and historical experience. Estimated product returns in the Company’s Seed and Agronomy segments are deducted from sales at the time of shipment based on various factors including historical returns and market trends and conditions. For certain Agronomy product sales, customers receive a one-time, non-repeatable extension of credit for unused purchased product, for a defined additional period. For these sales arrangements, revenue related to the unused purchased product is recognized upon collection of the amount re-billed.
     The Company periodically enters into prepayment contracts with customers in the Seed, Feed and Agronomy segments and receives advance payments for product to be delivered in future periods. These payments are recorded as customer advances in the consolidated balance sheet. Revenue associated with customer advances is deferred and recognized as shipments are made and title, ownership and risk of loss pass to the customer.
Advertising and Promotion Costs
     Advertising and promotion costs are expensed as incurred. Advertising and promotion costs were $82.6 million, $77.1 million and $61.6 million in 2008, 2007 and 2006, respectively.

Research and Development
     Expenditures for research and development are charged to administrative expense in the year incurred. Total research and development expenses were $40.0 million, $34.3 million and $31.4 million in 2008, 2007 and 2006, respectively.
Share-Based Compensation
     The Company offers a Value Appreciation Right Awards (“VAR”) plan to certain eligible employees. Participants are granted an annual award of VAR “Units,” which are not traditional stock. The Company measures its liability for this plan at intrinsic value as permitted in accordance with SFAS No. 123(R), “Share-Based Payment.”
Income Taxes
     Land O’Lakes is a non-exempt agricultural cooperative and is taxed on all non-member earnings and any member earnings not paid or allocated to members by qualified written notices of allocation as that term is used in section 1388(c) of the Internal Revenue Code. The Company files a consolidated tax return with its fully taxable subsidiaries.
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of income tax expense, when applicable. Deferred income tax assets and liabilities are established based on the difference between the financial and income tax carrying values of assets and liabilities using existing tax rates.
Cash and Cash Equivalents
     Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less.
Vendor Rebates Receivable
     The Company receives vendor rebates primarily from seed and chemical suppliers. These rebates are usually covered by binding arrangements, which are signed agreements between the vendor and the Company or published vendor rebate programs; but they can also be open-ended, subject to future definition or revisions. Rebates are recorded as earned in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), when probable and reasonably estimable based on terms defined in binding arrangements (which in most cases is either in the form of signed agreements between the Company and the vendor or published vendor rebate programs), or in the absence of such arrangements, when cash is received. Rebates covered by binding arrangements which are not probable and reasonably estimable are accrued when certain milestones are achieved. Because of the timing of vendor crop year programs relative to the Company’s fiscal year end, a significant portion of rebates have been collected prior to the end of the Company’s year end for the prior crop year. The actual amount of rebates recognized, however, can vary year over year, largely due to the timing of when binding arrangements are finalized.
Inventories
     Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out or average cost basis.
Vendor Prepayments
     The Company prepays a substantial amount for seed and crop protection products which it further processes and distributes at a future date. The Company also accepts prepayments from its customers, which generally exceed the amount it sends to its suppliers. In the event that one of the suppliers to whom a prepayment is made is unable to continue as a going concern or is otherwise unable to fulfill its contractual obligations, the Company may not be able to take delivery of all of the product for which it has made a prepayment, and, as a trade creditor, may not be able to reclaim the remaining amounts of cash held by such supplier in its prepaid account. As of December 31, 2008 and 2007, vendor prepayments for seed and crop protection products, which are presented as prepaid assets in the consolidated balance sheets, were $1,063.0 million and $825.3 million, respectively, most of which was concentrated with Monsanto Company, Syngenta and Bayer AG.
Derivative Commodity Instruments
     In the normal course of operations, the Company purchases commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, soybeans in Seed and corn and soybean meal in Layers. Derivative commodity instruments, consisting primarily of futures contracts offered through regulated commodity exchanges, are used to reduce exposure to changes in commodity prices. These contracts are not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures contracts are marked-to-market each month and gains and losses (“unrealized hedging gains and losses”) are recognized in cost of sales. The Company has established formal limits to monitor its positions and generally does not use derivative commodity instruments for speculative purposes.
Investments
     Investments in other cooperatives are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Estimated patronage refunds are not recognized for tax purposes until notices of allocation are received. Investments in less than 20%-owned companies are generally stated at cost as the Company does not have the ability to exert significant influence. The equity method of accounting is used for investments in other companies, including joint ventures, in which the Company has significant influence, but not control, and voting interests of 20% to 50%. Investments with voting interests that exceed 50% are consolidated. Significant investments, whether accounted for under the cost or equity method, are reviewed regularly to evaluate if they have experienced a decline in fair value.
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
     While the Company currently believes that goodwill and unamortized trademarks and license agreements are not impaired, materially different assumptions regarding the future performance of its businesses could result in significant impairment losses. Specifically, within Feed, changes in the current business conditions could bring about significant differences between actual and projected financial results and cause the Company to incur an impairment loss related to its goodwill or unamortized trademarks or license agreements.
3. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS 157, which did not have a material impact on the consolidated financial statements. Additionally, in February 2008, the FASB issued FASB Staff Positions (FSP) Financial Accounting Standard 157-1 (“FSP 157-1”) and 157-2 (“FSP 157-2”). FSP 157-1 removes leasing from the scope of SFAS 157, and FSP 157-2 delays the effective date of SFAS 157 from January 1, 2008 to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect these statements to have a material impact on its consolidated financial statements. See Note 13 for further information.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans in their consolidated balance sheets and recognize as a component of other comprehensive income, net of income tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. This pronouncement was adopted effective December 31, 2007. The measurement date aspect of the pronouncement is effective for fiscal years ending after December 15, 2008 and the Company adopted that provision of SFAS 158 effective December 31, 2008. See Note 15 for further information.
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
     In April 2007, the FASB issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”). FIN 39-1 permits, but does not require companies that enter into master netting arrangements to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral. The Company has master netting arrangements for its exchange-traded futures and options contracts. When the Company enters into a futures or options contract, an initial margin deposit may be required by the broker. The amount of the margin deposit varies by commodity. If the market price of a futures or options contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. Upon adoption of FIN 39-1 on January 1, 2008, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements with the right to reclaim cash collateral or obligation to return cash collateral. The adoption of FIN 39-1 did not have an impact on the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The statement applies to all business combinations, including combinations among mutual enterprises. SFAS 141(R) requires all business combinations to be accounted for by applying the acquisition method and is effective for periods beginning on or after December 15, 2008, with early adoption prohibited. The Company will adopt SFAS 141(R) prospectively for all business combinations where the acquisition date is on or after January 1, 2009 and will cease amortizing goodwill created as a result of business combinations between mutual enterprises.
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
     In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. EITF 07-1 shall be applied using a modified version of retrospective transition for those arrangements in place at the effective date. The Company will adopt EITF 07-1 as of January 1, 2009, and does not expect this statement to have a material impact on its consolidated financial statements.
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
4. Business Combinations
2008 Acquisitions
     In January and February of 2008, Agriliance LLC (“Agriliance”) a 50%-owned joint venture along with United Country Brands, LLC (a wholly owned subsidiary of CHS Inc. (“CHS”)), distributed its interest in four agronomy joint ventures to the Company and CHS, and the Company acquired from CHS its partial interest in the joint ventures for a total cash payment of $8.3 million representing the net book value of these investments. In April 2008, a consolidated feed joint venture purchased the remaining interest in a subsidiary for $0.4 million in cash. In May 2008, the Company acquired a native grass seed company for $1.7 million in cash and acquired a seed treatment business for $1.1 million in cash. These acquisitions, individually and in aggregate, are immaterial to the Company’s financial position, net earnings, and cash flows.
2007 Acquisitions
     In September, 2007 the Company, CHS and Agriliance entered into an agreement whereby Agriliance distributed a portion of its assets, primarily its wholesale crop protection products business (“CPP”) assets and its wholesale crop nutrients business (“CN”) assets, to the parent companies in an effort to enhance operating efficiencies and more closely align the businesses within the parent companies. Based on ownership interests, each parent would be entitled to receive 50% of the CPP and CN assets distributed. In order to meet the objectives of the distributions, Land O’Lakes granted CHS the right to receive 100% of the CN assets distributed in exchange for the right to receive 100% of the CPP assets distributed. Land O’Lakes agreed to pay $229.8 million and CHS agreed to pay $141.9 million for their respective distribution rights. The parent companies net settled the transaction in 2007 whereby the Company paid $87.9 million to CHS. In 2007, the Company also recorded an $8.8 million gain on sale of investment for the repositioning related to the CN assets distributed.
     The net book value of CPP assets distributed by Agriliance to Land O’Lakes, as of the date of distribution, was $333.0 million. The $166.5 million portion of the CPP assets distributed to Land O’Lakes attributable to its 50% ownership interest was recorded as a non-cash transaction, which reduced the Company’s investment in Agriliance. The $229.8 million that Land O’Lakes agreed to pay for the right to receive an additional 50% of the CPP assets distributed was treated as a step acquisition using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The $63.3 million excess purchase price over book value of assets acquired was allocated to inventories, property, plant and equipment, identifiable intangible assets and deferred tax liabilities, with the remaining consideration allocated to goodwill. The closing date of the transaction was effective as of September 1, 2007, and accordingly, the results of operations of CPP are included in the consolidated financial statements from that date forward.
     During 2008, the purchase price allocation was adjusted due to final determination of deferred tax positions. As a result, goodwill increased $4.8 million and employee benefits and other liabilities increased by the same amount. The following table summarizes the amounts assigned to major balance sheet captions based upon independent appraisals and management estimates including the 2008 allocation adjustment:

Receivables	$104,096
Inventories	307,152
Other current assets	712
Property, plant and equipment	30,338
Goodwill	27,079
Other intangibles	27,051
Investments	1,325
Other assets	307
Accounts payable	(32,633)
Accrued liabilities	(58,939)
Employee benefits and other liabilities	(10,174)

Net assets distributed and acquired	$396,314

     The excess purchase price allocation resulted in the recognition of $27.1 million of identifiable intangible assets of which $22.5 million related to customer relationships to be amortized over a period of 25 years, $2.8 million related to trademarks and tradenames to be amortized over 15 years, and $1.8 million related to other finite-lived intangible assets that are amortized over an average period of eight years. The entire amount of intangible assets and goodwill recognized are not deductible for income tax purposes.
     Also in 2007, the Company contributed $330.9 million in cash to Agriliance, along with equivalent funds provided by CHS, for the pay-down of a certain portion of debt and to support ongoing working capital requirements. Agriliance continues as a 50/50 joint venture between the parents and while it continues to operate its retail agronomy distribution businesses, the parent companies are evaluating repositioning options.
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

	Pro forma
	(unaudited)
	2007	2006

Net sales	$9,899,095	$8,270,020
Net earnings	149,241	108,468

     In August 2007, the Company acquired Gold Medal Seeds LTD, a Canadian corporation, for $2.9 million in cash.

2006 Acquisitions
     In January 2006, the Company acquired the remaining 42.5% of MoArk from Osborne Investments, LLC (“Osborne”) for $71.0 million in cash. The acquisition accelerated a 2007 transfer of ownership provision, which was part of the original joint venture agreement between the Company and Osborne. The $71.0 million buyout of the remaining minority interest of $29.1 million resulted in an excess purchase price allocation and recognition of $14.0 million of goodwill, $11.2 million of property, plant and equipment, $7.1 million of identifiable intangible assets and $9.6 million of other assets and assets held for sale as part of the liquid egg division. In January 2006, the Company purchased the remaining 49.9% minority interest of Penny-Newman Milling LLC, a consolidated grain and feed subsidiary located in Fresno, California, for $13.2 million in cash plus assumed debt of $5.0 million. The $13.2 million purchase price was primarily allocated to goodwill. In October 2006, the Company acquired a Feed facility in Guilderland, New York for $3.9 million in cash.
5. Receivables
A summary of receivables at December 31 is as follows:

	2008	2007

Trade accounts	$846,794	$834,070
Notes and contracts	89,736	92,207
Vendor rebates	57,007	26,050
Other	130,591	68,729

	1,124,128	1,021,056
Less allowance for doubtful accounts	(19,867)	(14,125)

Total receivables, net	$1,104,261	$1,006,931

     A substantial portion of the Company’s receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.
     The Company operates a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers which are fully collateralized by the real estate, equipment and livestock of their farming operations. These loans, which relate primarily to dairy, swine, cattle and other livestock production, are presented as notes and contracts for the current portion and as other assets for the non-current portion. Total notes and contracts were $139.7 million at December 31, 2008 and $126.2 million at December 31, 2007 of which $82.1 million and $75.4 million, respectively, was the current portion included in the table above.
     Vendor rebate receivables are primarily generated by purchases from seed and chemical suppliers. These receivables can vary significantly year over year due to the timing of recording estimated rebates in accordance with EITF 02-16 and the timing of cash receipts.
     Other receivables include margin receivables from commodity brokers on open derivative instruments, interest and expected insurance settlements.
6. Inventories
A summary of inventories at December 31 is as follows:

	2008	2007

Raw materials	$217,087	$190,586
Work in process	1,639	5,058
Finished goods	865,252	768,871

Total inventories	$1,083,978	$964,515

7. Investments
A summary of investments at December 31 is as follows:

	2008	2007

Agriliance LLC	$176,191	$150,945
Advanced Food Products, LLC	33,870	34,287
Ag Processing Inc	31,858	32,832
Delta Egg Farm, LLC	11,464	7,614
Universal Cooperatives, Inc.	7,877	7,802
Melrose Dairy Proteins, LLC	6,397	3,856
CoBank, ACB	4,892	4,396
Hi-Plains, LLC	3,244	1,902
Wilco-Winfield, LLC	3,131	—
Prairie Farms Dairy, Inc.	2,954	3,518
Agronomy Company of Canada Ltd.	—	21,909
Other — principally cooperatives and joint ventures	32,609	34,952

Total investments	$314,487	$304,013

     As of December, 2008, the Company sold its investment in Agronomy Company of Canada Ltd. See Note 20 for further information.
     As discussed in Note 4, the Company acquired partial interest in several agronomy joint ventures in 2008. At December 31, 2008, the Company’s investment in these ventures is $5.4 million.
     As of December 31, 2008, the Company maintained a 50% voting interest in numerous joint ventures, including Agriliance LLC and Wilco-Winfield, LLC in Agronomy, Delta Egg Farm, LLC in Layers, Melrose Dairy Proteins, LLC in Dairy and Hi-Plains, LLC in Feed. The Company also maintained a 35% voting interest in Advanced Food Products, LLC at December 31, 2008 in Dairy. The Company’s largest investments in other cooperatives as of December 31, 2008 were Ag Processing Inc, Universal Cooperatives, Inc., CoBank, ACB and Prairie Farms Dairy, Inc.
     Summarized financial information for Agriliance LLC, is as follows:

Agriliance LLC	2008	2007

Net sales	$926,712	$3,447,217
Gross profit	134,146	447,630
Net earnings	1,096	102,485
Current assets	450,709	696,332
Non-current assets	21,863	66,099
Current liabilities	108,298	426,674
Non-current liabilities	11,892	33,867
Total equity	352,382	301,890

     In 2008, the Company received $20.0 million of dividend distributions from Agriliance. In 2007, the Company received $44.6 million of dividend distributions from Agriliance.
     In 2008, the Company and joint venture partner CHS each contributed $50.0 million to Agriliance for purposes of funding seasonal working capital requirements as debt facilities within Agriliance have been retired.
     In December 2007, based on a deterioration in the financial results of Golden Oval Eggs, LLC (“Golden Oval”), the Company recorded a $22.0 million charge to establish reserves for its entire remaining equity investment and note balances in Golden Oval. The investment and note in Golden Oval were obtained in 2006 as part of the divestiture of MoArk’s liquid egg operations to Golden Oval. In February 2008, the Company and Golden Oval entered into an Amendment to Asset Purchase Agreement that modified certain terms and conditions of the sale, including the cancellation of the principal amount owed under the note and the issuance of a warrant to the Company for the right to purchase 880,492 convertible preferred units. As of the date the warrant was issued, the Company determined that the underlying units had an insignificant fair value. In December 2008, Golden Oval announced that it entered into an agreement to sell substantially all of its assets. The transaction, if consummated, is expected to yield a per unit value between $4.25 per unit to approximately $4.75 per unit, subject to adjustments for applicable expenses and contingencies. As of December 31, 2008, the Company held the warrant for the 880,492 convertible preferred units, which carries a preference upon liquidation of $11.357 per unit, and 697,350 Class A units. The Company notified Golden Oval that it intends to exercise the warrant prior to Golden Oval’s scheduled asset sale, noted above. The Company has the right, in its sole discretion, to convert to Class A units any preferred units it receives upon exercise of its warrant. Golden Oval anticipates the sale to occur in 2009 at which time, the Company would record any proceeds received as a gain on sale of investment. See Note 26 for further information regarding the sale of Golden Oval assets in 2009.
8. Property, Plant and Equipment
A summary of property, plant and equipment at December 31 is as follows:

	2008	2007

Machinery and equipment	$668,279	$606,245
Buildings and building equipment	393,156	372,072
Land and land improvements	68,977	64,962
Software	102,570	89,242
Construction in progress	93,402	35,143

	1,326,384	1,167,664
Less accumulated depreciation	668,123	602,371

Total property, plant and equipment, net	$658,261	$565,293

9. Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill by segment at December 31 is as follows:

	2008	2007

Feed	$126,959	$127,404
Dairy Foods	68,525	69,451
Agronomy	50,663	52,371
Layers	20,347	20,998
Seed	10,682	10,718

Total goodwill	$277,176	$280,942

     The decrease in goodwill was primarily due to $7.9 million of goodwill amortization for the year ended December 31, 2008, associated with business combinations between mutual enterprises, partially offset by $4.8 million of additional goodwill arising from final tax-related purchase price allocations in 2008 related to the Agronomy repositioning which occurred in September of 2007. Amortization expense related to goodwill for the next five years is zero subsequent to adoption of SFAS 141(R) on January 1, 2009. See Note 3 for further discussion.
Other Intangible Assets
A summary of other intangible assets at December 31 is as follows:

	2008	2007

Amortized other intangible assets:
Dealer networks and customer relationships, less accumulated amortization of $4,045 and $1,627, respectively	$50,478	$51,822
Patents, less accumulated amortization of $8,414 and $7,250, respectively	8,297	9,461
Trademarks, less accumulated amortization of $2,668 and $1,976, respectively	4,946	5,639
Other intangible assets, less accumulated amortization of $4,412 and $4,863, respectively	5,636	6,457

Total amortized other intangible assets	69,357	73,379
Total non-amortized other intangible assets — trademarks and license agreements	51,625	51,625

Total other intangible assets	$120,982	$125,004

     Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $5.4 million, $4.2 million and $4.2 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $4.9 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 19 years. Non-amortized other intangible assets relate to Feed and the majority of the amortized other intangible assets relate to Feed, Agronomy, and Layers.
10. Accrued Liabilities
A summary of accrued liabilities is as follows:

	2008	2007

Employee compensation and benefits	$141,376	$116,249
Unrealized hedging losses and deferred option premiums received	99,964	31,679
Marketing programs and consumer incentives	70,209	63,157
Other	111,945	130,336

Total accrued liabilities	$423,494	$341,421

     Other accrued liabilities primarily include accrued taxes, interest, self-insurance reserves, and environmental liabilities.
11. Debt Obligations
Notes and Short-term Obligations
     The Company had notes and short-term obligations at December 31, 2008 and 2007 of $409.4 million and $132.2 million, respectively. The Company maintains credit facilities to finance its short-term borrowing needs, including a revolving credit facility and a receivables securitization facility.
     The Company’s $225 million, five-year revolving credit facility matures in 2011. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of December 2008, the LIBOR margin for the revolving credit facility was 87.5 basis points and the spread for the Alternative Base Rate was 20 basis points. LIBOR may be set for one, two, three or six month periods at the election of the Company. At December 31, 2008, there was no outstanding balance on the revolving credit facility and $188.6 million was available after giving effect to $36.4 million of outstanding letters of credit, which reduce availability. At December 31, 2007, there was no outstanding balance on the revolving credit facility and $196.0 million was available after giving effect to $29.0 million of outstanding letters of credit, which reduce availability.
     On March 13, 2008, the Company completed an amendment to its existing five-year receivables securitization facility arranged by CoBank ACB. The amendment increased the facility’s drawing capacity from $300 million to $400 million. This facility is scheduled to terminate in 2011. The increased capacity under the facility is being used to finance incremental working capital requirements arising from the crop protection products business, which was acquired in September of 2007 as part of the Company’s Agronomy repositioning and higher commodity price levels in the Company’s other segments. The Company and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (the “SPE”). The SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. Borrowings under the receivables securitization facility bear interest at LIBOR plus 87.5 basis points. At December 31, 2008 and 2007 the SPE’s receivables were $771.3 million and $732.0 million, respectively. At December 31, 2008 and 2007, outstanding balances under the facility, recorded as notes and short-term obligations, were $280.0 million and $70.0 million, respectively, and availability was $120.0 million and $230.0 million, respectively.
     The Company also had $74.5 million and $61.1 million as of December 31, 2008 and 2007, respectively, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly-owned subsidiary that provides operating loans and facility financing to farmers and livestock producers. These outstanding notes and short-term obligations are collateralized by the wholly owned subsidiary’s loans receivable from the farmers and livestock producers.
     Additionally, the Company had $20.0 million and $0 outstanding as of December 31, 2008 and 2007, respectively of notes and short term obligations under a credit facility with Agriliance, a 50/50 joint venture with CHS. The purpose of the credit facility is to provide additional working capital liquidity and allows the Company to borrow from or lend to Agriliance at a variable rate of LIBOR plus 100 basis points.

     The Company’s MoArk subsidiary maintains a $40 million revolving credit facility, which is subject to a borrowing base limitation. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. At December 31, 2008 and 2007, the outstanding borrowings were $0. MoArk’s facility is not guaranteed by the Company nor is it secured by Company assets. The revolving credit facility is subject to certain debt covenants, which were all satisfied at December 31, 2008 and 2007. The facility was scheduled to mature on June 1, 2009. On February 27, 2009, MoArk and its lenders agreed to an extension of the facility to June 1, 2012.
     The Company’s Agri-AFC, LLC (“AFC”) subsidiary maintains a $45 million revolving credit facility, which is subject to a borrowing base limitation and terminates in March 2009. The joint venture is currently in discussions with its lenders on an extension of the facility. Borrowings bear interest at a variable rate of LIBOR plus 250 basis points. At December 31, 2008, the outstanding borrowings were $34.9 million. AFC’s facility is not guaranteed by the Company nor is it secured by Company assets. The revolving credit facility is subject to certain debt covenants, which were all satisfied as of the entity’s year ended July 31, 2008.
     The weighted-average interest rate on short-term borrowings and notes outstanding at December 31, 2008 and 2007 was 1.94% and 5.69%, respectively.
Long-term Debt
A summary of long-term debt at December 31 is as follows:

	2008	2007

Senior unsecured notes, due 2011 (8.75%)	$174,002	$192,743
Senior secured notes, due 2010 (9.00%)	149,700	175,000
Capital Securities of Trust Subsidiary, due 2028 (7.45%)	190,700	190,700
MoArk, LLC debt, due 2009 through 2023 (8.53% weighted average)	15,449	26,490
MoArk Capital lease obligations (6.00% to 8.25%)	4,668	6,000
Other debt, including discounts and fair value adjustments	300	(942)

	534,819	589,991
Less current portion	2,864	3,082

Total long-term debt	$531,955	$586,909

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
     At December 31, 2008, the Company had $4.7 million in obligations under capital lease for MoArk, which represents the present value of the future minimum lease payments. MoArk leases machinery, buildings and equipment at various locations. Minimum commitments for obligations under capital leases at December 31, 2008 total $4.7 million, comprised of $1.6 million for 2009, $1.4 million for 2010, $1.5 million for 2011, and $0.2 million for 2012.
     In December 2008, the Company entered into a transaction with the City of Russell, Kansas (the “City”), whereby, the City purchased the Company’s Russell, Kansas feed facility (the “Facility”) by issuing $4.9 million in industrial development revenue bonds due December 2018 and leased the Facility back to the Company for an identical term under a capital lease. The City’s bonds were purchased by the Company. Because the City has assigned the lease to a trustee for the benefit of the Company as the sole bondholder, the Company, in effect, controls enforcement of the lease against itself. As a result of the capital lease treatment, the Facility will remain a component of property, plant and equipment in the Company’s consolidated balance sheet and no gain or loss was recognized related to this transaction. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investment have been eliminated upon consolidation. Additional bonds may be issued to cover the costs of certain improvements to the facility. The maximum amount of bonds authorized for issuance is $6.0 million.

     Interest paid on debt obligations was $67.9 million, $62.4 million and $60.2 million in 2008, 2007 and 2006, respectively.
     Substantially all of the Company’s assets, excluding assets of AFC and MoArk and its subsidiaries, have been pledged to its lenders under the terms of its revolving credit facility and the senior secured notes due 2010. Land O’Lakes debt covenants include certain minimum financial ratios that were all satisfied as of December 31, 2008 and 2007. On February 18, 2009, the Company, on a precautionary basis, requested waivers from the lenders participating in its five-year revolving credit facility and from the participants in its accounts receivable securitization facility related to possible defaults that may have occurred with respect to such facilities. The possible defaults relate to the accuracy, when delivered, of historical financial statements that were later adjusted or restated. The Company does not believe that any defaults actually occurred. The lenders under both facilities granted the waiver requests as of February 20, 2009.
The maturity of long-term debt for the next five years and thereafter is summarized in the table below.

Year	Amount

2009	$2,864
2010	152,444
2011	175,967
2012	1,343
2013	1,288
2014 and thereafter	200,913

12. Other Comprehensive Income

			(Restated)
	2008	2007	2006

Net earnings	$159,620	$160,929	$69,373
Pension and other postretirement adjustments, net of income taxes of $52,858, $(39,871) and $(5,734), respectively	(85,333)	64,366	9,108
Unrealized (loss) gain on available-for-sale securities, net of income taxes of $5, $0 and $0, respectively	(266)	275	(404)
Foreign currency translation adjustment, net of income taxes of $1,905, $(1,329) and $(113), respectively	(3,076)	2,146	183

Total comprehensive income	$70,945	$227,716	$78,260

     The pension and other postretirement adjustment for 2008, 2007 and 2006 reflects $(86.8) million, $64.3 million and $9.0 million, respectively, for Land O’Lakes defined benefit pension plans. Also, the Company recorded its portion of pension and other postretirement adjustments for its ownership percentage in its joint ventures, primarily Agriliance LLC, for $1.5 million, $0.01 million and $0.1 million for 2008, 2007 and 2006, respectively.
The components of accumulated other comprehensive loss as of December 31 are as follows:

	2008	2007

Pension and other postretirement adjustments, net of income taxes of $93,293 and $40,639, respectively	$(150,610)	$(65,606)
Unrealized gain on available-for-sale securities, net of income taxes of $(5) and $0, respectively	9	275
Foreign currency translation adjustment, net of income taxes of $(201) and $(2,106), respectively	324	3,400

Accumulated other comprehensive loss	$(150,277)	$(61,931)

13. Fair Value Measurement of Financial Instruments
     The carrying amounts and estimated fair values of the Company’s financial instruments were as follows as of December 31, 2008 and 2007:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Derivatives:
Commodity derivative assets	$50,053	$50,053	$30,671	$30,671
Commodity derivative liabilities	85,292	85,292	13,331	13,331
Foreign currency exchange contract assets	342	342	15	15
Foreign currency exchange contract liabilities	925	925	—	—

Loans receivable	137,869	140,762	124,346	124,332
Available-for-sale securities	47	47	488	488

Debt:
Senior unsecured notes, due 2011	174,002	161,410	192,743	200,812
Senior secured notes, due 2010	149,700	150,999	175,000	188,885
Capital Securities of Trust Subsidiary, due 2028	190,700	107,580	190,700	165,455
MoArk fixed rate debt	20,117	17,548	32,490	33,633

     Land O’Lakes businesses are exposed to changes in dairy and agricultural product commodity prices and changes in currency exchange rates. The Company’s commodity price risk management strategy is to use derivative instruments to reduce risk caused by volatility in commodity prices due to fluctuations in the market value of inventories and fixed or partially fixed purchase and sales contracts. The Company enters into futures, forward and options contract derivative instruments for periods consistent with the related underlying inventory and purchase and sales contracts. These instruments are primarily purchased and sold through brokers and regulated commodity exchanges. By using derivative financial instruments to manage exposures to changes in commodity prices and exchange rates, the Company exposes itself to the risk that the counterparty might fail to perform its obligations under the terms of the derivative contracts. The Company minimizes this risk by entering into transactions with high-quality counterparties and does not anticipate any losses due to non-performance. Generally, such financial instruments are neither held nor issued by the Company for trading purposes.
     Unrealized gains and losses on financial derivative contracts are recorded at fair value and presented as other current assets and accrued liabilities, respectively, within the consolidated balance sheets and as a component of cost of sales in the consolidated statements of operations. The fair value of derivative instruments is determined using quoted prices in active markets or is derived from prices in underlying futures markets.
     The fair value of loans receivable, which are loans made to farmers and livestock producers by the Company’s financing subsidiary, was estimated using a present value calculation based on similar loans made or loans re-priced to borrowers with similar credit risks. This methodology is used because no active market exists for these loans and the Company cannot determine whether the fair values presented would equal the value negotiated in an actual sale. The Company manages its credit risk related to these loans by using established credit limits, conducting ongoing credit evaluation and account monitoring procedures, and securing collateral when deemed necessary. Negative economic factors that may impact farmers and livestock producers could increase the level of losses within this portfolio.
     The fair value of fixed-rate long-term debt was estimated through a present value calculation based on available information on prevailing market interest rates for similar securities.
     The carrying value of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, trade receivables, accounts payable and notes and short-term obligations approximate fair value due to the short-term maturity of the instruments. The Company invests its excess cash in deposits with major banks and limits the amounts invested in any single institution to minimize risk. The Company regularly evaluates its credit risk where financial instruments may be concentrated in certain industries or with significant customers and vendors, including the collectibility of receivables and prepaid deposits with vendors.
     The Company believes it is not feasible to readily determine the fair value of investments in other cooperatives due as there is no established market for these investments. The fair value of certain current and non-current notes receivable of $12.7 million and $7.4 million as of December 31, 2008 and $12.3 million and $4.7 million as of December 31, 2007, respectively, was not estimated because it is not feasible to readily determine the fair value.

SFAS No. 157, “Fair Value Measurements”
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements.
     The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. Such assets with potential non-recurring fair value measurement are goodwill impairments, long-lived assets held and used such as intangible asset and fixed asset impairments, long-lived assets held for sale, and assets acquired in a business combination.
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
     A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using:
			Significant
		Quoted prices	other	Significant
	Total carrying	in active	observable	unobservable
	value at	markets	inputs	inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Commodity derivative assets	$50,053	$49,139	$914	$—
Commodity derivative liabilities	85,292	85,128	164	—
Foreign currency exchange contract assets	342	—	342	—
Foreign currency exchange contract liabilities	925	—	925	—
Available-for-sale securities	47	47	—	—

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
14. Income Taxes
The components of the income tax provision are summarized as follows:

			(Restated)
	2008	2007	2006

Current expense:
Federal	$16,516	$59,354	$(6,801)
State	3,409	8,408	1,163

	19,925	67,762	(5,638)

Deferred benefit:
Federal	(4,689)	(26,797)	7,882
State	(728)	(4,634)	700

	(5,417)	(31,431)	8,582

Income tax expense	$14,508	$36,331	$2,944

     In 2008, the Company recorded income tax expense of $7.4 million related to the sale of Agronomy Company of Canada, Ltd. Earnings from other activities resulted in income tax expense of $7.1 million for the year ended December 31, 2008.
     In 2007, the Company recorded income tax expense of $7.1 million related to the sale of the Cheese & Protein International, LLC operations (“CPI”) and an income tax benefit of $8.5 million related to reserves established for assets received in 2006 from MoArk’s sale of its liquid egg operations to Golden Oval. Earnings from other activities resulted in income tax expense of $37.7 million for the year ended December 31, 2007.
     In 2006, the Company and the IRS finalized a tax audit for the periods 1996 through 2003. As a result of the audit, $13.6 million of reserves no longer needed were recorded as a reduction in income tax expense for the year ended December 31, 2006. In addition, in 2006 the Company recorded income tax expense of $9.8 million attributable to the gain on the divestiture of its liquid egg operations. Earnings from other activities resulted in income tax expense of $6.7 million for the year ended December 31, 2006.
The effective tax rate differs from the statutory rate primarily as a result of the following:

			(Restated)
	2008	2007	2006

Statutory rate	35.0%	35.0%	35.0%
Patronage refunds	(22.9)	(17.2)	(29.9)
State income tax, net of federal benefit	1.0	1.2	1.7
Amortization of goodwill	0.3	0.7	18.6
Effect of foreign operations	0.5	(0.1)	(1.4)
Disposal of investment	0.5	(0.1)	(1.3)
Additional tax (benefit) expense	(1.9)	0.4	(17.5)
Meals and entertainment	0.7	1.1	1.6
Tax credits	(0.7)	(0.5)	(1.1)
Section 199 manufacturing deduction	(4.3)	(1.8)	(1.3)
Other, net	0.1	(0.3)	(0.3)

Effective tax rate	8.3%	18.4%	4.1%

The significant components of the deferred tax assets and liabilities at December 31 are as follows:

	2008	2007

Deferred tax assets related to:
Deferred patronage	$40,507	$38,370
Accrued liabilities	156,064	89,124
Allowance for doubtful accounts	6,930	12,248
Asset impairments	7,592	8,808
Inventories	11,592	—
Joint ventures	20,811	26,002
Loss carryforwards	12,646	8,301
Deferred revenue	3,323	5,692

Gross deferred tax assets	259,465	188,545
Valuation allowance	(16,620)	(16,082)

Total deferred tax assets	242,845	172,463

Deferred tax liabilities related to:
Property, plant and equipment	91,103	80,040
Inventories	—	9,461
Intangibles	29,128	23,697
Other, net	11,534	4,638

Total deferred tax liabilities	131,765	117,836

Net deferred tax assets	$111,080	$54,627

     SFAS No. 109, “Accounting for Income Taxes,” requires consideration of a valuation allowance if it is “more likely than not” that benefits of deferred tax assets will not be realized. In 2007, as a result of the CPP asset distribution from Agriliance, a valuation allowance of $16.1 million was established to reduce the Company’s deferred tax asset to an amount that is more likely than not to be realized. In 2008, an additional $0.5 million was added to the allowance related to the CPP asset distribution with a corresponding increase in goodwill.

The net deferred tax assets are classified in the consolidated balance sheets as follows:

	2008	2007

Other current assets	$59,528	$40,879
Other assets	51,552	13,748

Total net deferred tax assets	$111,080	$54,627

     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007, which did not result in a cumulative effect adjustment to retained earnings upon adoption. FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes. At December 31, 2008, the Company had unrecognized tax benefits of approximately $19.7 million, including $1.2 million of interest and no penalties. For the year ended December 31, 2008, the effective tax rate was impacted by a $2.0 million increase to income tax expense due to unrecognized tax benefits as a result of tax positions taken. Of the $19.7 million of unrecognized tax benefits at December 31, 2008, $15.4 million would affect the effective tax rate, if recognized.
     A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits recorded within accrued liabilities in the consolidated balance sheets is as follows:

Gross unrecognized tax benefits at January 1, 2008	$17,187
Increases in tax positions for current year	853
Increases in tax positions for prior years	1,614

Gross unrecognized tax benefits at December 31, 2008	$19,654

     The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next 12 months. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005.
     As of December 31, 2008, the Company had loss carryforwards of approximately $33.0 million for tax purposes available to offset future taxable income. If not used, these carryforwards will expire, primarily in the years 2013 and 2023.
     The Company considers unremitted earnings of certain subsidiaries operating outside the United States to be invested indefinitely. No U.S. income taxes or foreign withholding taxes are provided on such permanently reinvested earnings, in accordance with APB No. 23, “Accounting for Income Taxes — Special Areas.” The Company regularly reviews the status of the accumulated earnings of each of its foreign subsidiaries and reassesses this determination as part of its overall financial plans. Following this assessment, the Company establishes deferred income taxes, net of any foreign tax credits, on any earnings that are determined to no longer be indefinitely invested. During 2008, the Company recorded a deferred tax liability of $3.0 million for estimated U.S. income taxes, net of foreign tax credits, for undistributed earnings of foreign subsidiaries that were no longer considered permanently reinvested.
     Income taxes paid in 2008, 2007 and 2006 were $59.9 million, $50.3 million and $4.9 million, respectively. At December 31, 2008 current prepaid income taxes were $27.5 million and at December 31, 2007 current income taxes payable were $14.9 million.
15. Pension and Other Postretirement Plans
     The Company has a qualified, defined benefit pension plan which generally covers all eligible employees hired before January 1, 2006 not participating in a labor-negotiated plan. Plan benefits are generally based on years of service and highest compensation during five consecutive years of employment. Annual payments to the pension trust fund are determined in compliance with the Employee Retirement Income Security Act (“ERISA”). In addition, the Company has a noncontributory, supplemental executive retirement plan (“SERP”) and a discretionary capital accumulation plan (“CAP”), both of which are non-qualified, defined benefit pension plans and are unfunded.
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

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). This standard had two phases. The first phase required employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in their statement of financial position and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of the Company’s consolidated statements of equities and comprehensive income. The first phase was effective for the Company for fiscal periods ending after June 15, 2007 and was adopted by the Company as of December 31, 2007. The second phase of this standard requires companies to measure their plan assets and benefit obligations as of their fiscal year ends and was effective for fiscal years ending after December 15, 2008. The Company adopted this provision of SFAS 158 as of December 31, 2008 and has changed its measurement date from November 30th to December 31st for its plans for the fiscal year ended December 31, 2008.
     The initial adoption of SFAS 158 resulted in incremental adjustments to the following individual line items in the consolidated balance sheet at December 31, 2007:

	2007
	Pre-SFAS 158
	with Additional
	Minimum	SFAS 158	2007
	Liability (AML)	Adoption	Post
	Adjustments	Adjustments	SFAS 158
Investments	$305,297	$(1,284)	$304,013
Other assets	84,161	37,883	122,044
Employee benefits and other liabilities	131,403	99,041	230,444
Accumulated other comprehensive income (loss), net of income tax	511	(62,442)	(61,931)
Accumulated other comprehensive loss, pretax	(5,123)	(101,122)	(106,245)
     The Company recorded its portion of Agriliance’s defined benefit pension plan, which resulted in a $2.1 million pretax charge to accumulated other comprehensive income related to SFAS 158 at December 31, 2007 and is included above.
Obligation and Funded Status at December 31

	Pension Benefits
	Qualified Plan		Non-qualified Plans
	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$508,707	$539,631	$51,102	$55,425
Service cost	14,251	13,725	438	540
Interest cost	32,523	30,103	3,209	3,080
Plan amendments	—	—	114	—
SFAS 158 measurement date change	3,898	—	304	—
Actuarial (gain) loss	(22,639)	(53,198)	1,816	(3,673)
Benefits paid	(24,941)	(21,554)	(4,617)	(4,270)

Benefit obligation at end of year	$511,799	$508,707	$52,366	$51,102

Change in plan assets:
Fair value of plan assets at beginning of year	$519,869	$478,317	$—	$—
Actual (loss) gain on plan assets	(133,099)	43,106	—	—
Company contributions	25,000	20,000	4,617	4,270
Benefits paid	(24,941)	(21,554)	(4,617)	(4,270)

Fair value of plan assets at end of year	$386,829	$519,869	$—	$—

Amounts recognized in the consolidated balance sheets consist of:
Other assets	$—	$11,162	$—	$—
Accrued liabilities	—	—	(4,557)	(4,287)
Employee benefits and other liabilities	(124,970)	—	(47,809)	(46,815)

Net amount recognized	$(124,970)	$11,162	$(52,366)	$(51,102)

Amounts recognized in accumulated other comprehensive income (pretax) as of December 31, consists of:
Prior service cost	$351	$432	$(791)	$(1,514)
Net loss	218,902	68,615	11,109	10,067

Ending balance	$219,253	$69,047	$10,318	$8,553

     The accumulated benefit obligation for the Company’s defined benefit pension plan was $479.6 million and $473.9 million at December 31, 2008 and 2007, respectively. The accumulated benefit obligation for the Company’s non-qualified, defined benefit pension plans was $48.3 million and $47.2 million at December 31, 2008 and 2007, respectively.
     The following table sets forth the plans’ projected benefit obligations, fair value of plan assets and funded status at December 31, as follows:

	Pension Benefits
	Qualified Plan		Non-qualified Plans
	2008	2007	2008	2007

Projected benefit obligation	$511,799	$508,707	$52,366	$51,102
Fair value of plan assets	386,829	519,869	—	—
Funded status at end of measurement date	$(124,970)	$11,162	$(52,366)	$(51,102)

Obligation and Funded Status at December 31

	Other Postretirement Benefits
	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$62,600	$71,972
Service cost	724	729
Interest cost	3,953	3,923
Plan amendments	—	—
Plan participants’ contributions	2,838	2,774
Medicare Part D reimbursements	1,010	545
SFAS 158 measurement date change	390	—
Actuarial gain	(9,527)	(10,323)
Benefits paid	(7,211)	(7,020)

Benefit obligation at end of year	$54,777	$62,600

Change in plan assets:
Company contributions	$4,373	$4,246
Plan participants’ contributions	2,838	2,774
Benefits paid	(7,211)	(7,020)

Fair value of plan assets at end of year	$—	$—

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(4,438)	$(4,575)
Employee benefits and other liabilities	(50,339)	(58,025)

Net amount recognized	$(54,777)	$(62,600)

Amounts recognized in accumulated other comprehensive income (pretax) consists of:
Net transition obligation	$1,675	$2,138
Net loss	12,470	23,953

Ending Balance	$14,145	$26,091

     The following table sets forth the plans’ accumulated benefit obligations, fair value of plan assets and funded status at December 31, as follows:

	2008	2007

Accumulated benefit obligation	$54,777	$62,600
Fair value of plan assets	—	—
Funded status at end of measurement date	$(54,777)	$(62,600)

Components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Service cost	$14,689	$14,265	$19,081	$724	$729	$666
Interest cost	35,733	33,183	32,153	3,953	3,923	3,990
Expected return on assets	(40,814)	(37,601)	(35,040)	—	—	—
Amortization of actuarial loss	4,763	12,946	14,134	1,805	2,943	2,615
Amortization of prior service cost	(487)	(487)	(469)	—	—	266
Curtailment	—	—	175	—	—	—
Amortization of transition obligation	—	—	—	428	428	643

Net periodic benefit cost	$13,884	$22,306	$30,034	$6,910	$8,023	$8,180

Additional Information
Weighted-average assumptions used to determine benefit obligations at December 31:

			Other Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Discount rate	6.90%	6.55%	6.90%	6.55%
Rate of compensation increase	4.25%	4.50%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.55%	5.70%	5.75%	6.55%	5.70%	5.75%
Rate of long-term return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.25%	4.25%	N/A	N/A	N/A

     The Company employs a building block approach in determining the long-term rate of return for the assets in the qualified, defined benefit pension plan. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. Diversification and rebalancing of the plan assets are properly considered as part of establishing the long-term portfolio return. Peer data and historical returns are reviewed to assess for reasonableness. The Company determined its discount rate assumption at year end based on a hypothetical double A yield curve represented by a series of annualized individual discount rates from one-half to 30 years.
Assumed health care cost trend rates at December 31:

	2008	2007

Health care cost trend rate assumed for next year	9.25%	10.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that rate reaches ultimate trend rate	2015	2015

     Assumed health care cost trend rates effect the amounts reported for the health care plans. A one percentage-point change in the assumed health care cost trend rate at December 31, 2007 would have the following effects:

	1 percentage point	1 percentage point
	increase	decrease

Effect on total of service and interest cost	$227	$(203)
Effect on postretirement benefit obligation	3,285	(2,939)

Plan Assets
     The Company’s qualified, defined benefit pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

Asset category	2008	2007	Target

U.S. equity securities	41%	49%	50%
International equity securities	12%	15%	15%
Fixed income securities and bonds	47%	36%	35%

Total	100%	100%	100%

     The Company intends to rebalance the portfolio in 2009 to more closely align its plan asset allocation with the targeted plan asset allocation.
     The Company has a Statement of Pension Investment Policies and Objectives (the “Statement”) that guides the retirement plan committee in its mission to effectively monitor and supervise the pension plan assets. Two general investment goals are reflected in the Statement: 1) the investment program for the pension plan should provide returns which improve the funded status of the plan over time and reduce the Company’s pension costs, and 2) the Company expects to receive above-average performance relative to applicable benchmarks for the actively managed portfolios and accurately track the applicable benchmarks for the passive or index strategies. All portfolio strategies will be provided at competitive, institutional management fees. The total fund’s annualized return before fees should exceed, over a five-year horizon, the annualized total return of the following customized index by one percentage point: 1) 45% Russell 1000 Index, 2) 10% Russell 2000 Index, 3) 10% EAFE Index, and 4) 35% Barclay’s Capital Aggregate Index, and the fund should rank in the top 35th percentile of the total pension fund universe.
     Although not a guarantee of future results, the total fund’s ten-year annualized return before fees was 3.86%, which exceeded the custom index by 2.25 percentage points, and ranked in the top 46% on the Hewitt Associates pension fund universe. The 2008 total fund’s annualized return was –25.22%, which lagged the custom index by 0.57 percentage points, yet ranked in the top 28% of the Hewitt Associates pension fund universe.
Cash Flow
     The Company expects to contribute approximately $14.6 million to its defined benefit pension plans and $5.4 million to its other postretirement benefits plan in 2009.
     The benefits anticipated to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows:

			Other	Health
	Qualified	Non-qualified	Postretirement	Care Subsidy
	Pension Plan	Pension Plans	Benefits	Receipts

2009	$26,000	$4,500	$5,400	$(1,000)
2010	28,000	4,700	5,700	(1,100)
2011	29,000	4,800	6,000	(1,200)
2012	31,000	3,800	6,200	(1,300)
2013	34,000	4,200	6,300	(1,400)
2014-2018	206,000	23,800	32,200	(8,400)

Other Benefit Plans
     Certain eligible employees are covered by defined contribution plans. The expense for these plans was $26.5 million, $22.4 million and $14.4 million for 2008, 2007 and 2006, respectively.
     The Company participates in a trustee-managed multi-employer pension and health and welfare plan for employees covered under collective bargaining agreements. Several factors could result in potential funding deficiencies, which could cause the Company to make significantly higher future contributions to this plan, including unfavorable investment performance, changes in demographics and increased benefits to participants. The Company contributed $1.7 million, $1.4 million and $0.9 million to this plan for 2008, 2007 and 2006, respectively.

16. Share-Based Compensation
     The Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) effective January 1, 2006. SFAS 123(R) requires the recognition of the intrinsic value of share-based compensation in net earnings. Share-based compensation consists solely of Value Appreciation Right (“VAR”) “Units” granted to certain eligible employees under a Company-sponsored incentive plan (the “VAR plan”). The Units are not traditional stock and do not provide the recipient any voting rights in the Company nor any right to receive assets of Land O’Lakes. A maximum of 200,000 Units may be granted annually to certain employees at a price based on a formula that includes growth, debt levels and cash payments to members for the five-year period ending at the close of the preceding year. Generally, Units fully vest four years from the grant date per the VAR plan. Vested Units are settled upon the earlier of a predetermined date chosen by the employee at the date of grant, or upon retirement or termination. The Company recognizes compensation expense for the estimated intrinsic value appreciation of Units over the vesting period using the graded vesting method. The Units are reflected as a liability in the consolidated balance sheets and upon settlement are paid in cash to participants. Upon adoption, the Company used the modified prospective application method and recorded $0.1 million of incremental compensation expense for Units issued prior to January 1, 2006, which are expected to vest prior to the four-year vesting period due to employees achieving retirement-eligible status.
     For the years ended December 31, 2008, 2007 and 2006, compensation expense for the share-based payment plan was $17.2 million, $10.9 million and $3.5 million, respectively. Cash payments for Units settled for 2008, 2007 and 2006 were $1.0 million, $1.0 million and $0.3 million, respectively. The actual income tax benefit realized from this plan was $0.4 million, $0.4 million and $0.1 million, for 2008, 2007 and 2006, respectively.
     For 2008, the number of Units granted, cancelled and settled was 110,750, 3,188 and 27,438, respectively. The number of Units vested during 2008 was 69,328 with an intrinsic value of $2.9 million. The number of vested Units outstanding at December 31, 2008 was 502,125 with an intrinsic value of $32.5 million. The number of non-vested Units at December 31, 2008 was 136,313, and the total remaining unrecognized compensation cost related to non-vested Units was $2.2 million. As of December 31, 2008 17,500 of the non-vested Units were held by participants who had reached the age and years of service required for early retirement eligibility. For any such participant, prior to the date that the non-vested Units will vest through the normal course, the non-vested Units will immediately vest upon the voluntary termination of the participant. As of December 31, 2008, the weighted-average remaining service period for the non-vested Units was 2.5 years.
     For 2007, the number of Units granted, cancelled and settled was 76,750 and 0 and 73,500, respectively. The number of Units vested during 2007 was 63,875 with an intrinsic value of $2.0 million. The number of vested Units outstanding at December 31, 2007 was 443,875 with an intrinsic value of $15.3 million. The number of non-vested Units at December 31, 2007 was 87,000, and the total remaining unrecognized compensation cost related to non-vested Units was $1.1 million. As of December 31, 2007, the weighted-average remaining service period for the non-vested Units was 2.4 years.
     For 2006, the number of Units granted, cancelled and settled was 69,750 and 6,250 and 57,250, respectively. The number of Units vested during 2006 was 58,313 with an intrinsic value of $1.0 million. The number of vested Units outstanding at December 31, 2006 was 442,750 with an intrinsic value of $6.7 million. There were no Units exercisable at December 31, 2006. The number of non-vested Units at December 31, 2006 was 84,875, and the total remaining unrecognized compensation cost related to non-vested Units was $0.6 million. As of December 31, 2006, the weighted-average remaining service period for the non-vested Units was 2.3 years.

17. Equities
     The authorized capital stock at December 31, 2008 consisted of 2,000 shares of Class A Common, $1,000 par value; 50,000 shares of Class B Common, $1 par value; 500 shares of non-voting Class C Common, $1,000 par value; 10,000 shares of non-voting Class D Common, $1 par value; and 1,000,000 shares of non-voting, 8% non-cumulative Preferred, $10 par value.
The following table reflects the activity in membership shares during the three years ended December 31, 2008:
NUMBER OF SHARES

	Common				Preferred
	A	B	C	D

December 31, 2005	1,004	4,118	175	1,024	78,316
New members	2	234	—	203	—
Redemptions	(47)	(326)	(8)	(204)	(8,632)

December 31, 2006	959	4,026	167	1,023	69,684
New members	4	251	2	228	—
Redemptions	(54)	(348)	(6)	(195)	(7,268)

December 31, 2007	909	3,929	163	1,056	62,416

New members	9	291	5	244	—
Redemptions	(46)	(347)	(4)	(290)	(5,391)

December 31, 2008	872	3,873	164	1,010	57,025

     Allocated patronage to members of $114.2 million, $97.1 million and $72.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, is based on earnings in specific patronage or product categories and in proportion to the business each member does within each category. For 2008, Land O’Lakes issued $114.2 million of qualified patronage and $0 of non-qualified patronage equities. Qualified patronage equities are tax deductible by the Company when qualified written notices of allocation are issued and non-qualified patronage equities are tax deductible when redeemed with cash.
     The allocation to retained earnings of $43.2 million in 2008, $58.3 million in 2007 and $(5.6) million in 2006 represents earnings or losses generated by non-member businesses plus amounts under the retained earnings program as provided in the bylaws of the Company.
18. Restructuring and Impairment Charges

			(Restated)
	2008	2007	2006

Restructuring charges	$1,760	$460	$1,482
Impairment charges	1,133	3,510	39,031

Total restructuring and impairment charges	$2,893	$3,970	$40,513

Restructuring charges
     In 2008, the Company recorded $1.8 million of restructuring charges primarily related to employee severance due to reorganization of Feed personnel. The remaining liability at December 31, 2008 for severance and other exit costs was $1.8 million and is presented in accrued liabilities in the consolidated balance sheet.
     In 2007, the Company had restructuring charges, primarily for employee severance due to the announced closure of Feed facilities in Wisconsin and Kansas. The remaining liability at December 31, 2007 for severance and other exit costs of $0.3 million was recorded in accrued liabilities in the consolidated balance sheet.
     In 2006, the Company had restructuring charges of $1.5 million. Dairy Foods closed a cheese facility in Greenwood, Wisconsin in February 2006. The restructuring charges primarily related to a long-term contractual obligation for waste-water treatment with the City of Greenwood.

Impairment charges
     In 2008, the Company incurred a $1.0 million impairment charge in Layers related to the write-down of fixed assets to fair value as a result of changes in the available use of the assets. Additionally, the Company incurred a $0.1 million impairment charge in Dairy Foods related to the write-down of fixed assets to fair value.
     In 2007, the Company incurred impairment charges of $3.5 million. The Company recorded a $1.8 million charge to write-down a Dairy Foods investment to estimated fair value. Seed incurred a $0.5 million impairment charge related to structural deterioration of a soybean facility in Vincent, Iowa and a $0.2 million charge for impairment of a software asset. A $0.6 million impairment charge was recorded in Layers related to the closing of various facilities. Feed impairment charges of $0.4 million were incurred for the write-down of various manufacturing facilities held for sale.
     In 2006, the Company incurred $39.0 million of impairment charges. The Company performed a goodwill impairment test for the remaining goodwill in Layers subsequent to MoArk’s disposal of its liquid egg operations in June. The estimated fair value of Layers was determined by using a combination of market data and a present value calculation of future cash flows. As a result of the test, a $36.2 million goodwill impairment charge was recorded in Layers. The Company also recorded a $2.8 million impairment charge in Dairy Foods related to the reacquisition of a cheese facility in Gustine, California. The Company sold the facility in 2007 at its carrying value.
19. Gain on Insurance Settlement
     In October 2008, the Company received notification from its insurance carrier that it would receive $6.7 million of insurance proceeds for the replacement of capital assets at a Feed facility in Statesville, North Carolina that was destroyed by fire in 2005. As of and for the year ended December 31, 2008, the $6.7 million of expected proceeds was recorded as a gain on insurance settlement in the consolidated statement of operations and $6.4 million remained as a receivable in the consolidated balance sheet of which $2.7 million was received in January 2009. For the year ended December 31, 2007, the Company received $13.8 million of total proceeds for business interruption and capital asset replacement recoveries related to this facility and recorded a gain on insurance settlement of $5.9 million. Business interruption recoveries in 2007 were recorded as a reduction to cost of sales in the Feed segment. The Company does not anticipate any further significant insurance recoveries related to the Statesville fire.
     In 2008, the Company’s MoArk subsidiary received $2.5 million of insurance proceeds for the replacement of capital assets at an egg processing facility located in Anderson, Missouri that was damaged by fire in 2007. The aggregate net book value of damaged inventory and property, plant, and equipment was approximately $1.1 million, and was covered under the terms of applicable insurance policies, subject to deductibles. For the year ended December 31, 2008, the Company recorded a gain on insurance settlement of $2.0 million in Layers related to this facility. MoArk expects to receive additional insurance proceeds for the replacement of capital assets in 2009. Additionally, in 2008, the Company’s MoArk subsidiary received $2.0 million of total insurance proceeds related to the settlement of a fraud loss claim involving a former employee of a previously owned subsidiary during the years 2002 through 2004. The proceeds were recorded as a gain on insurance settlement.
20. Other Income

			(Restated)
	2008	2007	2006

Gain on sale of investments	$(7,458)	$(8,683)	$(7,980)
Gain on foreign currency exchange contracts	(4,191)	—	—
Gain on extinguishment of debt	(379)	—	—
Gain on divestiture of businesses	—	(28,474)	(7,585)
Gain on sale of intangibles	—	—	(1,824)

Total	$(12,028)	$(37,157)	$(17,389)

     On December 31, 2008, the Company received $19.5 million in cash and recognized a $7.5 million gain on the sale of investment related to the sale of its investment in Agronomy Company of Canada Ltd. within Agronomy. The Company’s consolidated balance sheet at December 31, 2008 reflects a $10.8 million receivable for which $6.4 million of cash proceeds were received in January of 2009. The remaining $4.4 million receivable was accrued by the Company in accordance with the sale agreement requirement that a final purchase price true-up, which is based on the audited financial statements as of December 31, 2008, be determined and paid by the end of March 2009.

     In 2007, the Company recognized a gain on the sale of investment of $8.8 million related to the repositioning of its investment in Agriliance’s crop nutrients assets. See Note 4 for further discussion. The Company also recognized a $0.1 million loss in 2007 on the sale of an investment held in its Other segment.
     In 2006, the Company recognized a $7.8 million gain on the sale of an investment held by Dairy Foods. The Company also recorded a gain of $0.2 million on the sale of investments in Feed and received $1.4 million in cash.
     In December 2008, the Company recognized $4.2 million of foreign currency exchange gains related to positions taken for the sale of its Agronomy Company of Canada Ltd. investment.
     In November and December 2008, the Company recorded a $0.4 million of gain on extinguishment of debt related to the purchase and retirement of a portion of its 8.75% senior unsecured notes and 9.00% senior secured notes at market prices below par.
     In 2007, Dairy Foods sold substantially all of the assets of Cheese & Protein International LLC to a U.S. subsidiary of Saputo, Inc. for approximately $211.9 million in cash, net of related transaction fees, and recognized a gain on divestiture of $28.5 million for the year ended December 31, 2007. The divestiture included $19.8 million of inventory, $149.5 million of property, plant and equipment, $13.4 million of goodwill and $1.2 million of accrued liabilities offset by an additional $1.9 million of other accrued liabilities incurred.
     In 2006, MoArk divested its liquid egg operations to Golden Oval Eggs, LLC and GOECA, LLP (together “Golden Oval”) and recognized a $6.6 million gain on divestiture. MoArk received $37.1 million in net proceeds plus an additional $17.0 million from Golden Oval in the form of a three-year note and $5.0 million of equity in Golden Oval. See Note 7 and Note 26 for further information regarding the planned sale of Golden Oval.
     In 2006, Feed divested a private label pet food business for $5.2 million in cash, which resulted in a gain of $0.9 million.
     In 2006, the Company recognized a gain on sale of an intangible held by Dairy Foods for $1.8 million in cash.
21. Commitments and Contingencies
     The Company leases various equipment and real properties under long-term operating leases. Total rental expense was $65.9 million in 2008, $57.6 million in 2007 and $55.2 million in 2006. Most of the leases require payment of operating expenses applicable to the leased assets. Management expects that in the normal course of business most leases that expire will be renewed or replaced by other leases.
     Minimum lease commitments under noncancelable operating leases at December 31, 2008 totaled $112.6 million composed of $41.3 million for 2009, $30.4 million for 2010, $21.2 million for 2011, $12.4 million for 2012, 4.6 million for 2013 and $2.7 million for later years.
     The Company has noncancelable commitments to purchase raw materials in Dairy Foods, Feed, Seed, Agronomy and Layers. These purchase commitments are contracted on a short-term basis, typically one year or less, and totaled $2.7 billion at December 31, 2008. The Company has contracted commitments to purchase weaner and feeder pigs which are sold to producers or local cooperatives under long-term supply contracts. At December 31, 2008 these purchase commitments total $56.0 million, comprised of $24.6 million in 2009, $15.1 million in 2010, $10.2 million in 2011, $5.6 million in 2012, and $0.5 million in 2013 and are used to fulfill supply agreements with local cooperatives and producers. At December 31, 2008, the Company had $7.4 million of other contractual commitments, primarily to purchase consulting services and capital equipment, comprised of $2.7 million in 2009, $2.8 million in 2010, $0.5 million in 2011, $0.4 million in 2012, $0.3 million in 2013 and $0.7 million thereafter.
     At December 31, 2008, the Company had capital commitments of $24.0 million of equipment and construction in progress at its Tulare, CA facility.
     MoArk has guaranteed 50% of the outstanding loan balance for a joint venture. The loan matures in 2018 and has a remaining principal balance totaling $7.2 million as of December 31, 2008. These notes are fully secured by collateral of the equity investee and all covenants have been satisfied as of December 31, 2008.
     The Company is currently and from time to time involved in litigation and environmental claims incidental to the conduct of business. The damages claimed in some of these cases are substantial.
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the

Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study. The USDA expects to complete its draft EIS in June of 2009, with a final EIS to be completed by the end of 2009. Although the Company believes the outcome of the environmental study will be favorable, which would allow for the reintroduction of the product into the market by 2010, there are approximately $10.3 million of purchase commitments with seed producers over the next year and $26.2 million of inventory as of December 31, 2008, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. As of December 31, 2008, based on the most recent facts and circumstances available to the Company, an $8.9 million charge was recorded for an environmental reserve in the Company’s Other segment.
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
     On October 27, 2008, MoArk and its wholly owned subsidiary, Norco Ranch, Inc. (“Norco”), received Civil Investigative Demands from the Office of the Attorney General of the State of Florida seeking documents and information relating to the production and sale of eggs and egg products. MoArk and Norco are cooperating with the Office of the Attorney General of the State of Florida. We cannot predict what, if any, impact this inquiry and any results from such inquiry could have on the future financial position or results of operations of MoArk, Norco or the Company.
     Between September 2008 and January 2009, a total of twenty-two related class action lawsuits were filed against a number of producers of eggs and egg products in three different jurisdictions. The complaints fall into two distinct groups: those alleging a territorial allocation conspiracy among certain defendants to fix the price of processed “egg products,” such as liquid or dried eggs; and those alleging concerted action by producers of shell eggs to restrict output and thereby increase the price of shell eggs. The Plaintiffs in these suits seek unspecified damages and injunctive relief on behalf of all purchasers of eggs and egg products, as well as attorneys’ fees and costs, under the United States antitrust laws. These cases have been consolidated for pretrial proceedings in the District Court for the Eastern District of Pennsylvania. MoArk has been named as a defendant in twenty-one of the cases. Norco Ranch, Inc., has been named as a defendant in thirteen of the cases. The Company has been named as a defendant in eight cases. MoArk, Norco and the Company deny the allegations set forth in the complaints. The Company cannot predict what, if any, impact these lawsuits could have on the future financial position or results of operations of MoArk, Norco, or the Company.
     In December 2008, the Company experienced a fire at a dairy facility in Tulare, California. The carrying value of the damaged building and supplies inventory was minimal. Costs to repair the damaged property are covered under the terms of applicable insurance policies, subject to deductibles. The Company expects to receive insurance proceeds for reconstruction costs which, when received, will result in a gain on insurance settlement.
     In May 2008, the Company experienced a fire at a Feed facility located in Caldwell, Idaho. Damage was extensive and caused operations to cease. Costs of repair or replacement of inventory, property, plant, and equipment were covered under the terms of applicable insurance policies, subject to deductibles. A receivable of $1.0 million related to the carrying value of the inventory and property, plant and equipment was recorded as of December 31, 2008. The Company expects to receive insurance proceeds in excess of its deductible in 2009.
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
     Feed is largely comprised of the operations of Land O’Lakes Purina Feed, the Company’s wholly owned subsidiary. Land O’Lakes Purina Feed develops, produces, markets and distributes animal feeds such as ingredient feed, formula feed, milk replacers, vitamins and additives.
     Seed is a supplier and distributor of crop seed products, primarily in the United States. A variety of crop seed is sold, including corn, soybeans, alfalfa and forage and turf grasses.
     Agronomy consists primarily of the operations of Winfield, a wholly owned subsidiary established in September 2007 upon the distribution from Agriliance of its wholesale crop protection product assets. Winfield operates primarily as a wholesale distributor of crop protection products, including herbicides, pesticides, fungicides and adjuvants. Agronomy also includes the Company’s 50% ownership in Agriliance, which operates retail agronomy distribution businesses and is accounted for under the equity method.
     Layers consists of the Company’s MoArk subsidiary. MoArk produces, distributes and markets shell eggs that are sold to retail and wholesale customers for consumer and industrial use, primarily in the United States.
     Other/Eliminated includes the Company’s remaining operations and the elimination of intersegment transactions. Other operations consist principally of a captive insurance company, finance company, and special purpose entity.
     The Company’s management uses earnings before income taxes to evaluate a segment’s performance. The Company allocates corporate administrative expense, interest expense, and centrally managed expenses, including insurance and employee benefits expense, to all of its business segments, both directly and indirectly. Corporate administrative functions that are able to determine actual services provided to each segment allocate expense on a direct basis. Interest expense is allocated based on working capital usage. All other corporate administrative functions and centrally managed expenses are allocated indirectly based on a predetermined measure such as a percentage of total invested capital or headcount.
     As discussed in Note 1, the Company adjusted its consolidated financial statements as of and for the year ended December 31, 2007 and restated its consolidated financial statements as of and for the year ended December 31, 2006 for the correction of accounting errors related to its MoArk subsidiary. The effects of the adjustments on the 2007 and restatements on the 2006 presented Layers segment information are as follows:

	Previously			Previously
	Reported	Effect of	As Adjusted	Reported	Effect of	As Restated
	2007	Adjustments	2007	2006	Restatements	2006

Cost of sales	$434,168	$2,589	$436,757	$377,031	2,143	379,174
Selling, general and administrative	52,737	1,328	54,065	31,442	947	32,389
Restructuring and impairment charges	—	—	—	16,814	19,344	36,158
Interest expense	14,898	727	15,625	17,210	698	17,908
Other (income) expense, net	—	—	—	(8,033)	1,402	(6,631)
Earnings (loss) before income taxes	24,587	(4,644)	19,943	(40,153)	(24,534)	(64,687)

Total assets	288,134	(16,421)	271,713	262,159	(13,911)	248,248
Depreciation and amortization	8,078	1,420	9,498	8,739	1,839	10,578

						Total
						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminated	Consolidated
For the year ended December 31, 2008:
Net sales	$4,136,389	$3,857,411	$1,185,008	$2,335,274	$606,242	$(81,065)	$12,039,259
Cost of sales(1)	3,922,833	3,570,914	1,068,795	2,059,411	535,073	(73,116)	11,083,910
Selling, general and administrative	188,355	263,435	88,827	149,698	51,348	14,943	756,606
Restructuring and impairment charges	179	1,771	—	—	943	—	2,893
Gain on insurance settlement	—	(6,606)	—	—	(4,032)	—	(10,638)
Interest expense (income), net	14,293	30,838	(4,829)	15,506	12,514	(5,090)	63,232
Other expense (income), net	—	64	—	(11,713)	—	(379)	(12,028)
Equity in earnings of affiliated companies	(5,538)	(3,518)	(1,157)	(5,295)	(19,464)	—	(34,972)
Minority interest in earnings of subsidiaries	—	954	—	15,174	—	—	16,128

Earnings (loss) before income taxes	$16,267	$(441)	$33,372	$112,493	$29,860	$(17,423)	$174,128

For the year ended December 31, 2007:
Net sales	$4,176,844	$3,061,591	$917,020	$287,373	$513,948	$(31,881)	$8,924,895
Cost of sales(1)	3,899,398	2,761,697	799,108	293,015	436,757	(29,669)	8,160,306
Selling, general and administrative	194,892	249,214	78,118	42,532	54,065	4,705	623,526
Restructuring and impairment charges	1,989	645	688	—	648	—	3,970
Gain on insurance settlement	—	(5,941)	—	—	—	—	(5,941)
Interest expense (income), net	22,278	25,592	(4,764)	(3,318)	15,625	(5,768)	49,645
Other (income) expense, net	(28,481)	7	—	(8,796)	(72)	185	(37,157)
Equity in earnings of affiliated companies	(652)	(2,030)	(40)	(52,436)	(13,018)	(7)	(68,183)
Minority interest in earnings of subsidiaries	—	1,469	—	—	—	—	1,469

Earnings (loss) before income taxes	$87,420	$30,938	$43,910	$16,376	$19,943	$(1,327)	$197,260

For the year ended December 31, 2006 (Restated):
Net sales	$3,241,251	$2,711,390	$755,976	$—	$398,394	$(4,722)	$7,102,289
Cost of sales(1)	3,001,831	2,412,747	648,924	—	379,174	835	6,443,511
Selling, general and administrative	167,163	238,026	67,791	13,105	32,389	(1,970)	516,504
Restructuring and impairment charges	4,290	65	—	—	36,158	—	40,513
Interest expense (income), net	31,915	25,220	(638)	(10,886)	17,908	(4,461)	59,058
Other (income) expense, net	(9,662)	(1,097)	—	—	(6,631)	1	(17,389)
Equity in (earnings) loss of affiliated companies	(1,456)	(1,727)	(203)	(14,376)	4,083	5	(13,674)
Minority interest in earnings of subsidiaries	—	1,444	5	—	—	—	1,449

Earnings (loss) before income taxes	$47,170	$36,712	$40,097	$12,157	$(64,687)	$868	$72,317

2008:
Total assets	$879,494	$1,129,037	$955,753	$1,513,715	$269,732	$233,581	$4,981,312
Intersegment sales	8,129	48,981	12,569	21,145	—	(90,824)	—
Depreciation and amortization	31,501	31,951	2,447	14,702	9,198	2,010	91,809
Capital expenditures	84,805	54,320	3,047	4,459	18,267	6,446	171,344

2007:
Total assets	$865,046	$1,062,686	$676,510	$1,291,667	$271,713	$251,573	$4,419,195
Intersegment sales	23,011	25,508	—	2,613	—	(51,132)	—
Depreciation and amortization	26,342	27,756	2,430	8,459	9,498	11,075	85,560
Capital expenditures	18,004	42,189	2,012	290	5,143	23,423	91,061

2006 (Restated):
Total assets	$873,789	$956,105	$542,004	$172,870	$248,248	$207,346	$3,000,362
Intersegment sales	5,753	18,147	—	—	—	(23,900)	—
Depreciation and amortization	39,951	30,725	2,528	6,114	10,578	7,182	97,078
Capital expenditures	19,418	33,594	2,705	—	11,019	17,027	83,763

(1) Cost of sales includes the year-to-year change in unrealized hedging losses (gains) of:
2008	$13,522	$29,047	$13,703	$788	$847	$(5,657)	$52,250
2007	(48)	(5,905)	(2,737)	—	(475)	(1,120)	(10,285)
2006	(6,486)	(2,257)	(2,729)	—	(118)	1,234	(10,356)
     Unrealized hedging losses (gains) attributable to hedging activities within Agriliance are recognized in equity in (earnings) loss of affiliated companies in the Agronomy segment for 2007 and 2006.

23. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
2008
Net sales	$3,256,999	$3,327,865	$2,783,930	$2,670,465	$12,039,259
Gross profit	250,707	311,488	236,600	156,554	955,349
Net earnings	61,283	102,785	28,562	(33,010)	159,620

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
2007
Net sales	$2,182,283	$2,022,016	$2,134,573	$2,586,023	$8,924,895
Gross profit	217,550	189,416	160,344	197,279	764,589
Net earnings	52,631	79,497	3,089	25,712	160,929
24. Related Party Transactions
     The Company has related party transactions, primarily with equity investees. The Company purchases products from and sells products to Melrose Dairy Proteins, LLC, a 50% voting interest joint venture with Dairy Farmers of America. The Company sells seed and crop protection products and purchases from and sells services to Agriliance LLC, a 50% voting interest joint venture with CHS Inc. The Company purchases aseptic products and sells dairy ingredients to Advanced Food Products, LLC, a 35% voting interest joint venture with a subsidiary of Bongrain, S.A. Additionally, the Company’s MoArk, Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”), and Winfield Solutions LLC (“Winfield”) subsidiaries purchase products from and sell products to other equity investees and related parties. The Company also has financing arrangements with Melrose Dairy Proteins, LLC and Agriliance LLC.
     Related party transactions and balances for the years ended December 31, 2008, 2007 and 2006, respectively and as of December 31, 2008 and 2007, respectively, are as follows:

	2008	2007	2006

Sales	$1,082,721	$705,606	$406,627
Purchases	141,830	127,433	92,372
Services provided	4,102	3,055	17,650

	2008	2007

Notes receivable	$15,712	$12,656
Notes payable	20,000	—
Accounts receivable	60,735	51,013
Accounts payable	22,387	23,707
25. Allowance for Doubtful Accounts
     The activity in the allowance for doubtful accounts is as follows:

	Balance at
	Beginning	Charges to				Balance at
Description	of Year	Expense(b)	Recoveries	Charge-offs	Other(a)	End of Year

Year ended December 31, 2008	$14,125	$6,850	$956	$(4,641)	$2,577	$19,867
Year ended December 31, 2007	10,090	3,264	2,036	(2,717)	1,452	14,125
Year ended December 31, 2006 (Restated)	13,561	1,706	782	(4,323)	(1,636)	10,090

(a)	Includes accounts acquisitions and the impact of consolidations.

(b)	Excludes the 2007 effect of the $19.6 million charge to bad debt expense for the Golden Oval note.

26. Subsequent Event (unaudited)
     On March 2, 2009, in conjunction with Golden Oval Eggs, LLC’s (“Golden Oval”) planned sale of substantially all of its assets to Rembrandt Enterprises, Inc. (“Rembrandt”), the Company exercised its right to purchase 880,492 Class A Convertible Preferred Units (the “Preferred Units”) of Golden Oval. The Company also elected, while maintaining certain rescission rights, to convert the Preferred Units to an equal number of Golden Oval’s Class A Common Units. The Company expects the Golden Oval — Rembrandt transaction to close during the first half of 2009 and expects to receive approximately $12 million of cash distributions from Golden Oval in various amounts prior to December 31, 2009.
27. Consolidating Financial Information
     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. The Guarantor Subsidiaries consist primarily of Winfield Solutions, LLC and Land O’Lakes Purina Feed, LLC. The Non-Guarantor Subsidiaries consist primarily of MoArk, LLC, LOL SPV, LLC, LOL Finance Co., a wholly owned foreign subsidiary and various consolidated joint ventures.
     In January and February 2008, the Company acquired partial interests in four joint ventures which are part of Winfield, but are non-guarantors of the Company’s financing arrangements. Subsequently, in July 2008, three of the four joint ventures were deconsolidated due to renegotiated operating agreements. Accordingly, one remaining consolidated joint venture’s financial information has been included with the non-guarantor subsidiaries as of and for the three and nine months ended September 30, 2008. The financial information related to the three deconsolidated joint ventures was included in the non-guarantor subsidiaries until the date of deconsolidation, and subsequently has been included as equity method investments in the financial results of Winfield.
     In September 2007, in conjunction with Agriliance’s distribution of CPP assets, the Company established Winfield Solutions, LLC (“Winfield”), a wholly owned subsidiary, and consolidated this entity into the Agronomy segment. Winfield is a guarantor of the Company’s financing arrangements. Accordingly, Winfield’s financial information has been included with the consolidated guarantors as of and for the year ended December 31, 2008 and as of and for the four month period ended December 31, 2007.
     In August 2007, the Company purchased Gold Medal Seeds LTD (“Gold Medal”) and consolidated this entity into the Seed segment. Gold Medal is not a guarantor of the Company’s financing arrangements. Accordingly, Gold Medal’s financial information has been included with the non-guarantor subsidiaries as of December 31, 2008 and 2007 and for the year ended December 31, 2008 and for the five month period ended December 31, 2007.
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
     In September 2006, the Company amended its receivable securitization facility and began to consolidate its wholly owned special purpose entity (“SPE”). The SPE is not a guarantor of the Company’s financing arrangements. Accordingly, the SPE’s financial information has been included with the non-guarantor subsidiaries for the three month period ended December 31, 2006 and for the years ended December 31, 2007 and 2008 and as of December 31, 2008 and 2007.
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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2008

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$4,985	$7,028	$18,807	$—	$30,820
Receivables, net	130,313	580,897	941,107	(548,056)	1,104,261
Intercompany receivables	238,447	9,633	1,240	(249,320)	—
Inventories	377,150	606,765	100,063	—	1,083,978
Prepaid assets	686,331	410,295	4,379	—	1,101,005
Other current assets	105,190	16,715	1,599	—	123,504

Total current assets	1,542,416	1,631,333	1,067,195	(797,376)	3,443,568

Investments	1,058,744	57,027	16,517	(817,801)	314,487
Property, plant and equipment, net	252,638	294,212	111,411	—	658,261
Goodwill, net	191,936	64,532	20,708	—	277,176
Other intangibles, net	2,113	111,763	7,106	—	120,982
Other assets	71,684	40,553	58,485	(3,884)	166,838

Total assets	$3,119,531	$2,199,420	$1,281,422	$(1,619,061)	$4,981,312

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$19,998	$2,244	$912,595	$(525,467)	$409,370
Current portion of long-term debt	281	50	2,533	—	2,864
Accounts payable	418,156	739,547	41,247	(22,955)	1,175,995
Intercompany payables	—	246,342	2,978	(249,320)	—
Customer advances	643,180	401,417	1,108	—	1,045,705
Accrued liabilities	185,234	198,440	43,338	(3,518)	423,494
Patronage refunds and other member equities payable	37,751	—	—	—	37,751

Total current liabilities	1,304,600	1,588,040	1,003,799	(801,260)	3,095,179

Long-term debt	512,785	71	19,099	—	531,955
Employee benefits and other liabilities	325,294	29,047	4,063	—	358,404
Minority interests	—	(11)	18,933	—	18,922
Commitments and contingencies

Equities:
Capital stock	1,611	(34)	2,935	(2,901)	1,611
Additional paid-in capital	—	200,643	73,885	(274,528)	—
Member equities	947,141	—	—	—	947,141
Accumulated other comprehensive loss	(150,277)	(15)	(31)	46	(150,277)
Retained earnings	178,377	381,679	158,739	(540,418)	178,377

Total equities	976,852	582,273	235,528	(817,801)	976,852

Total liabilities and equities	$3,119,531	$2,199,420	$1,281,422	$(1,619,061)	$4,981,312

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008

	Land
	O’Lakes,
	Inc. Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$5,194,546	$5,876,261	$968,452	$—	$12,039,259
Cost of sales	4,872,294	5,378,719	832,897	—	11,083,910

Gross profit	322,252	497,542	135,555	—	955,349

Selling, general and administrative	297,159	381,217	78,230	—	756,606
Restructuring and impairment charges	179	1,720	994	—	2,893
Gain on insurance settlement	—	(6,606)	(4,032)	—	(10,638)

Earnings from operations	24,914	121,211	60,363	—	206,488

Interest expense (income), net	76,945	1,231	(14,944)	—	63,232
Other (income) expense, net	(12,092)	64	—	—	(12,028)
Equity in earnings of affiliated companies	(210,066)	(3,700)	(19,464)	198,258	(34,972)
Minority interest in earnings of subsidiaries	—	(11)	16,139	—	16,128

Earnings before income taxes	170,127	123,627	78,632	(198,258)	174,128
Income tax expense (benefit)	10,507	(206)	4,207	—	14,508

Net earnings	$159,620	$123,833	$74,425	$(198,258)	$159,620

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

	Land
	O’Lakes,
	Inc. Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$159,620	$123,833	$74,425	$(198,258)	$159,620
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	38,024	43,250	10,535	—	91,809
Amortization of deferred financing costs	2,293	—	2,150	—	4,443
Gain on extinguishment of debt	(379)	—	—	—	(379)
Bad debt expense	972	3,321	2,557	—	6,850
Proceeds from patronage revolvement received	3,330	4,160	—	—	7,490
Non-cash patronage income	(722)	(5,035)	—	—	(5,757)
Deferred income tax benefit	(5,417)	—	—	—	(5,417)
Increase in other assets	(766)	(30)	(474)	149	(1,121)
Increase (decrease) in other liabilities	17,578	284	(11)	—	17,851
Restructuring and impairment charges	179	1,720	994	—	2,893
(Gain) loss on sale of investments	(7,521)	63	—	—	(7,458)
Gain on foreign currency exchange contracts on sale of investment	(4,191)	—	—	—	(4,191)
Gain on insurance settlement	—	(6,606)	(4,032)	—	(10,638)
Equity in earnings of affiliated companies	(210,066)	(3,700)	(19,464)	198,258	(34,972)
Dividends from investments in affiliated companies	23,857	3,602	17,683	—	45,142
Minority interests	—	(11)	16,139	—	16,128
Other	(1,128)	(493)	125	—	(1,496)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	361,305	(167,662)	(66,829)	(215,550)	(88,736)
Inventories	13,527	(79,751)	(30,793)	—	(97,017)
Prepaids and other current assets	(259,131)	(12,861)	2,917	—	(269,075)
Accounts payable	(81,070)	109,566	1,513	(10,838)	19,171
Customer advances	129,111	(9,453)	(18,366)	—	101,292
Accrued liabilities	10,776	39,005	8,458	276	58,515

Net cash provided (used) by operating activities	190,181	43,202	(2,473)	(225,963)	4,947
Cash flows from investing activities:
Additions to property, plant and equipment	(92,261)	(55,177)	(23,906)	—	(171,344)
Acquisitions, net of cash acquired	(1,743)	(1,096)	(6,201)	—	(9,040)
Investments in affiliates	(50,786)	—	(350)	—	(51,136)
Distributions from investment is affiliated companies	—	1,678	—	—	1,678
Proceeds from sale of investments	19,464	1,749	—	—	21,213
Proceeds from foreign currency exchange contracts on sale of investment	3,850	—	—	—	3,850
Proceeds from sale of property, plant and equipment	4,017	1,963	235	—	6,215
Insurance proceeds for replacement assets	332	—	4,571	—	4,903
Change in notes receivable	1,483	(339)	(12,740)	—	(11,596)
Other	(166)	—	3,216	—	3,050

Net cash used by investing activities	(115,810)	(51,222)	(35,175)	—	(202,207)
Cash flows from financing activities:
Increase (decrease) in short-term debt	9,627	(1,571)	32,810	225,963	266,829
Proceeds from issuance of long-term debt	—	—	496	—	496
Principal payments on long-term debt and capital lease obligations	(43,772)	(429)	(14,143)	—	(58,344)
Payments for redemption of member equities	(97,590)	—	—	—	(97,590)
Distributions to members	50,100	—	(50,100)	—	—
Other	(162)	12	—	—	(150)

Net cash (used) provided by financing activities	(81,797)	(1,988)	(30,937)	225,963	111,241

Net decrease in cash	(7,426)	(10,008)	(68,585)	—	(86,019)
Cash and cash equivalents at beginning of year	12,411	17,036	87,392	—	116,839

Cash and cash equivalents at end of year	$4,985	$7,028	$18,807	$—	$30,820

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2007

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,411	$17,036	$87,392	$—	$116,839
Receivables, net	352,797	544,941	872,799	(763,606)	1,006,931
Intercompany receivables	—	146,951	—	(146,951)	—
Inventories	390,236	527,014	47,265	—	964,515
Prepaid assets	454,073	398,820	4,364	—	857,257
Other current assets	55,781	19,637	939	—	76,357

Total current assets	1,265,298	1,654,399	1,012,759	(910,557)	3,021,899

Investments	1,339,386	48,312	15,528	(1,099,213)	304,013
Property, plant and equipment, net	197,177	270,044	98,072	—	565,293
Goodwill, net	211,900	47,632	21,410	—	280,942
Other intangibles, net	3,587	113,440	7,977	—	125,004
Other assets	35,887	35,927	53,965	(3,735)	122,044

Total assets	$3,053,235	$2,169,754	$1,209,711	$(2,013,505)	$4,419,195

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$—	$3,815	$879,785	$(751,430)	$132,170
Current portion of long-term debt	—	396	2,907	(221)	3,082
Accounts payable	498,081	629,981	34,408	(12,117)	1,150,353
Intercompany payables	90,209	55,855	887	(146,951)	—
Customer advances	514,069	410,870	1,301	—	926,240
Accrued liabilities	159,693	152,233	33,289	(3,794)	341,421
Patronage refunds and other member equities payable	28,065	—	—	—	28,065

Total current liabilities	1,290,117	1,253,150	952,577	(914,513)	2,581,331

Long-term debt	556,844	142	29,702	221	586,909
Employee benefits and other liabilities	191,938	25,002	13,504	—	230,444
Minority interests	—	1,558	4,617	—	6,175
Commitments and contingencies

Equities:
Capital stock	1,701	—	2,909	(2,909)	1,701
Additional paid-in capital	—	639,343	125,260	(764,603)	—
Member equities	937,126	—	—	—	937,126
Accumulated other comprehensive (loss) earnings	(61,931)	(189)	476	(287)	(61,931)
Retained earnings	137,440	250,748	80,666	(331,414)	137,440

Total equities	1,014,336	889,902	209,311	(1,099,213)	1,014,336

Total liabilities and equities	$3,053,235	$2,169,754	$1,209,711	$(2,013,505)	$4,419,195

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	Land
	O’Lakes,
	Inc. Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$4,804,249	$3,507,453	$613,193	$—	$8,924,895
Cost of sales	4,440,745	3,190,183	529,378	—	8,160,306

Gross profit	363,504	317,270	83,815	—	764,589

Selling, general and administrative	302,539	288,266	32,721	—	623,526
Restructuring and impairment charges	2,677	595	698	—	3,970
Gain on insurance settlement	—	(5,941)	—	—	(5,941)

Earnings from operations	58,288	34,350	50,396	—	143,034

Interest expense (income), net	54,844	1,592	(6,791)	—	49,645
Other income, net	(8,611)	(28,474)	(72)	—	(37,157)
Equity in earnings of affiliated companies	(180,939)	(2,399)	(17,283)	132,438	(68,183)
Minority interest in earnings of subsidiaries	—	—	1,469	—	1,469

Earnings before income taxes	192,994	63,631	73,073	(132,438)	197,260
Income tax expense	32,065	502	3,764	—	36,331

Net earnings	$160,929	$63,129	$69,309	$(132,438)	$160,929

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

	Land
	O’Lakes,
	Inc. Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$160,929	$63,129	$69,309	$(132,438)	$160,929
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	41,708	33,490	10,362	—	85,560
Amortization of deferred financing costs	1,819	288	874	—	2,981
Bad debt expense	20,834	1,736	248	—	22,818
Proceeds from patronage revolvement received	6,701	5	—	—	6,706
Non-cash patronage income	(2,410)	(133)	—	—	(2,543)
Insurance recovery — business interruption	—	4,551	—	—	4,551
Deferred income tax benefit	(8,047)	(22,870)	(514)	—	(31,431)
Increase in other assets	(754)	(2,064)	(948)	—	(3,766)
Increase (decrease) in other liabilities	3,617	545	(6)	—	4,156
Restructuring and impairment charges	2,677	595	698	—	3,970
Gain on divestiture of business	—	(28,474)	—	—	(28,474)
Gain on sale of investments	(8,611)	—	(72)	—	(8,683)
Gain on insurance settlement	—	(5,941)	—	—	(5,941)
Equity in earnings of affiliated companies	(180,939)	(2,399)	(17,283)	132,438	(68,183)
Dividends from investments in affiliated companies	20,643	2,461	10,595	—	33,699
Minority interests	—	—	1,469	—	1,469
Other	(1,939)	(275)	(1,424)	—	(3,638)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(52,740)	(187,257)	(404,977)	350,961	(294,013)
Inventories	(9,488)	(188,315)	(9,147)	—	(206,950)
Prepaids and other current assets	(130,594)	(384,149)	3,064	—	(511,679)
Accounts payable	115,127	479,888	6,662	(14,965)	586,712
Customer advances	130,012	379,008	(2,296)	—	506,724
Accrued liabilities	(19,686)	88,088	8,743	(1,160)	75,985

Net cash provided (used) by operating activities	88,859	231,907	(324,643)	334,836	330,959

Cash flows from investing activities:
Additions to property, plant and equipment	(41,948)	(43,641)	(5,472)	—	(91,061)
Acquisitions, net of cash acquired	(58)	—	(2,872)	—	(2,930)
Investments in affiliates	(331,399)	—	(275)	—	(331,674)
Distributions from investment is affiliated companies	25,000	—	—	—	25,000
Net settlement on repositioning investment in joint venture	77,550	(165,425)	—	—	(87,875)
Net proceeds from divestitures of businesses	211,851	—	250	—	212,101
Proceeds from sale of investments	475	—	151	—	626
Proceeds from sale of property, plant and equipment	3,568	3,526	3,408	—	10,502
Insurance proceeds for replacement assets	—	8,635	—	—	8,635
Change in notes receivable	(92)	26	(18,588)	248	(18,406)
Other	209	(227)	(184)	—	(202)

Net cash used by investing activities	(54,844)	(197,106)	(23,582)	248	(275,284)

Cash flows from financing activities:
(Decrease) increase in short-term debt	(476)	509	410,450	(335,084)	75,399
Proceeds from issuance of long-term debt	210	1,830	3,750	—	5,790
Principal payments on long-term debt and capital lease obligations	(8,824)	(12,607)	(20,001)	—	(41,432)
Payments for redemption of member equities	(58,049)	—	—	—	(58,049)
Distributions to members	36,811	(23,111)	(13,700)	—	—
Other	(252)	1	—	—	(251)

Net cash (used) provided by financing activities	(30,580)	(33,378)	380,499	(335,084)	(18,543)

Net increase in cash	3,435	1,423	32,274	—	37,132
Cash and cash equivalents at beginning of year	8,976	15,613	55,118	—	79,707

Cash and cash equivalents at end of year	$12,411	$17,036	$87,392	$—	$116,839

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

	(Restated)
	Land
	O’Lakes,		(Restated)
	Inc. Parent	Consolidated	Non-Guarantor		(Restated)
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$3,269,031	$3,336,244	$497,014	$—	$7,102,289
Cost of sales	2,958,004	3,015,590	469,917	—	6,443,511

Gross profit	311,027	320,654	27,097	—	658,778

Selling, general and administrative	227,057	254,241	35,206	—	516,504
Restructuring and impairment charges	4,291	64	36,158	—	40,513

Earnings (loss) from operations	79,679	66,349	(44,267)	—	101,761

Interest expense (income), net	46,140	13,391	(473)	—	59,058
Other income, net	(9,661)	(1,097)	(6,631)	—	(17,389)
Equity in (earnings) loss of affiliated companies	(30,368)	(1,477)	3,348	14,823	(13,674)
Minority interest in (loss) earnings of subsidiaries	(62)	—	1,511	—	1,449

Earnings (loss) before income taxes	73,630	55,532	(42,022)	(14,823)	72,317
Income tax expense (benefit)	4,257	1,562	(2,875)	—	2,944

Net earnings (loss)	$69,373	$53,970	$(39,147)	$(14,823)	$69,373

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	(Restated)
	Land
	O’Lakes,		(Restated)
	Inc. Parent	Consolidated	Non-Guarantor		(Restated)
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net earnings (loss)	$69,373	$53,970	$(39,147)	$(14,823)	$69,373
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	40,196	44,897	11,985	—	97,078
Amortization of deferred financing costs	2,109	79	736	—	2,924
Bad debt (recovery) expense	(588)	2,025	269	—	1,706
Proceeds from patronage revolvement received	8,882	281	—	—	9,163
Non-cash patronage income	(1,765)	(62)	—	—	(1,827)
Deferred income tax expense (benefit)	13,260	—	(4,722)	—	8,538
Decrease (increase) in other assets	4,984	(2,044)	(47)	—	2,893
Increase (decrease) in other liabilities	5,345	(64)	(13)	—	5,268
Restructuring and impairment charges	4,291	64	36,158	—	40,513
Gain on divestiture of businesses	—	(954)	(6,631)	—	(7,585)
(Gain) loss on sale of investments	(8,078)	98	—	—	(7,980)
Equity in (earnings) loss of affiliated companies	(30,368)	(1,477)	3,348	14,823	(13,674)
Dividends from investments in affiliated companies	2,034	1,202	1,500	—	4,736
Minority interests	(62)	—	1,511	—	1,449
Other	(2,011)	(7)	(1,993)	—	(4,011)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(3,024)	(78,658)	(341,795)	462,306	38,829
Inventories	11,804	(30,965)	(426)	—	(19,587)
Prepaids and other current assets	(54,440)	(6,693)	834	—	(60,299)
Accounts payable	(95,710)	55,603	(17,834)	6,317	(51,624)
Customer advances	32,054	(10,597)	2,186	—	23,643
Accrued liabilities	42,047	14,207	7,231	(3,108)	60,377

Net cash provided (used) by operating activities	40,333	40,905	(346,850)	465,515	199,903

Cash flows from investing activities:
Additions to property, plant and equipment	(36,123)	(34,647)	(12,993)	—	(83,763)
Acquisitions, net of cash acquired	(84,187)	(3,873)	—	—	(88,060)
Investment in affiliates	(22,925)	—	(4,025)	22,000	(4,950)
Net proceeds from divestitures of businesses	—	5,407	37,059	—	42,466
Proceeds from sale of investments	8,372	902	—	—	9,274
Proceeds from sale of property, plant and equipment	358	1,193	203	—	1,754
Change in notes receivable	21,802	885	(2,149)	(4,757)	15,781
Other	1,184	3,901	2,098	—	7,183

Net cash (used) provided by investing activities	(111,519)	(26,232)	20,193	17,243	(100,315)

Cash flows from financing activities:
Increase (decrease) in short-term debt	329	1,037	359,851	(460,758)	(99,541)
Proceeds from issuance of long-term debt	(400)	710	13,400	—	13,710
Principal payments on long-term debt and capital lease obligations	(591)	(807)	(34,783)	—	(36,181)
Payments for debt issuance costs	(1,536)	—	(7)	—	(1,543)
Distribution to members	6,500	—	(6,500)	—	—
Payments for redemption of member equities	(80,614)	—	—	—	(80,614)
Other	(622)	—	27,555	(22,000)	4,933

Net cash (used) provided by financing activities	(76,934)	940	359,516	(482,758)	(199,236)
Net cash used by operating activities of discontinued operations	(349)	—	—	—	(349)

Net (decrease) increase in cash	(148,469)	15,613	32,859	—	(99,997)
Cash and cash equivalents at beginning of year	157,445	—	22,259	—	179,704

Cash and cash equivalents at end of year	$8,976	$15,613	$55,118	$—	$79,707

AGRILIANCE LLC and subsidiaries
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	November 30,	August 31,
	2008	2008
	($ in thousands)
ASSETS
Current assets:
Cash	$17,925	$34,536
Trade receivables, net of allowance for doubtful accounts of $1,016 and $1,194, respectively	524	2,481
Rebates receivable	—	1,601
Other receivables	432	574
Receivable from Land O’Lakes, Inc	20,337	662
Receivable from CHS, Inc	257	185
Receivable from Joint Venture	—	3,780
Inventories	2,687	1,774
Prepaid expenses	20	20
Assets held for sale	410,629	433,525

Total current assets	452,811	479,138
Property, plant and equipment:
Land and land improvements	241	241
Buildings	2,373	2,504
Machinery and equipment	39,566	40,198
Construction in progress	4	—

Total property, plant and equipment	42,184	42,943
Less accumulated depreciation	(33,954)	(32,259)

Net property, plant and equipment	8,230	10,684
Other assets	15,268	11,874

Total assets	$476,309	$501,696

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Cash overdraft	$5,303	$4,365
Accounts payable	444	13,749
Customer prepayments	33	631
Accrued expenses	26,783	33,306
Other current liabilities	1,156	1,280
Liabilities held for sale	72,194	71,014

Total current liabilities	105,913	124,345
Other noncurrent liabilities	11,945	12,221
Members’ equity:
Contributed capital	271,858	271,858
Retained earnings	85,835	92,514
Accumulated other comprehensive loss	758	758

Total members’ equity	358,451	365,130

Total liabilities and members’ equity	$476,309	$501,696

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	November 30,
	2008	2007
	($ in thousands)
	(Unaudited)
Net sales	$96,378	$210,590
Cost of sales	77,009	141,856

Gross margin	19,369	68,734
Selling, general, and administrative expense	27,725	47,616
Restructuring and impairment charges	460	5,559
Gain on sale of assets	(1,224)	(1,683)

Loss (earnings) from operations	(7,592)	17,242
Other expense	—	2,669
Interest expense, net	(924)	2,496
Minority Interests	11	1,872

Net (loss) earnings	$(6,679)	$10,205

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	November 30,
	2008	2007
	($ in thousands)
	(Unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(6,679)	$10,205
Adjustments to reconcile net (loss) earnings to net cash used by operating activities:
Depreciation and amortization	3,827	4,246
Restructuring and impairment charges	460	5,559
Bad debt expense	274	600
Loss on extinguishment of debt	—	2,669
Gain on sale of assets	(610)	(440)
Minority interests	11	1,872
Changes in other non-current assets and liabilities	(3,678)	446
Changes in current assets and liabilities:
Trade receivables	1,683	18,198
Receivables/payables from related parties	(15,951)	(22,887)
Rebates receivable	1,601	(40,637)
Other receivables	142	3,929
Inventories	(913)	(18,306)
Vendor prepayments	—	(18,861)
Accounts payable and customer prepayments	(13,903)	(368,142)
Accrued competitive allowances	—	5,461
Accrued expenses	(7,695)	(14,512)
Assets held for sale	22,896	7,631
Liabilities held for sale	1,180	(54,255)
Other current assets and liabilities	(141)	1,875

Net cash used by operating activities	(17,496)	(475,349)

Cash flows from investing activities:
Additions to property, plant and equipment	(887)	(1,737)
Proceeds from sale of property, plant and equipment	834	484

Net cash used by investing activities	(53)	(1,253)

Cash flows from financing activities:
Change in short-term debt	—	19,316
Payments for debt extinguishment costs	—	(2,669)
Increase (decrease) in cash overdrafts	938	(11,367)
Capital contributions by members	—	463,899

Net cash provided by financing activities	938	469,179

Net change in cash	(16,611)	(7,423)
Cash at beginning of period	34,536	7,423

Cash at end of period	$17,925	$—

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
     The unaudited consolidated financial statements reflect, in the opinion of the management of Agriliance LLC (the “Company”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The statements are condensed and, therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the unaudited consolidated financial statements and footnotes for the year ended August 31, 2008. The results of operations and cash flows for interim periods are not indicative of results for a full year.
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
3. Borrowing Arrangements
     The Company’s consolidated majority owned subsidiaries had revolving credit agreements available at November 30, 2007, totaling $88.0 million, with expiration dates through April 2008. The credit agreements had $64.6 million borrowed against them at November 30, 2007, at interest rates ranging from Prime — 0.65% to LIBOR + 2.9%. The borrowings were secured by property, plant and equipment, inventory and accounts receivable of the subsidiaries. As of November 30, 2008, the Company’s membership interest in its majority owned subsidiaries were either distributed to Land O’Lakes, Inc. and CHS, Inc. or sold.
     In 2007, the Company had a $225 million receivables purchase facility with CoBank. A wholly owned subsidiary, Agriliance SPV, LLC, purchases the receivables from Agriliance and transferred them to CoBank. Such transactions were structured as sales and, accordingly, the receivables transferred to CoBank without recourse to Agriliance were not reflected in the consolidated balance sheet. At November 30, 2007, $20.0 million was outstanding under this facility. The facility was terminated in December 2007.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED BALANCE SHEET
August 31, 2008
($ in thousands)

(Unaudited)
2008
ASSETS
Current assets:
Cash	$34,536
Trade receivables, net of allowance for doubtful accounts of $1,194 in 2008	2,481
Rebates receivable	1,601
Other receivables	574
Receivable from Land O’ Lakes, Inc	662
Receivable from CHS, Inc.	185
Receivable from Joint Venture	3,780
Inventories	1,774

Prepaid expenses	20
Assets held for sale	433,525

Total current assets	479,138
Property, plant and equipment:
Land and land improvements	241
Buildings	2,504
Machinery and equipment	40,198

Total property, plant and equipment	42,943
Less accumulated depreciation	(32,259)

Net property, plant and equipment	10,684
Other assets	11,874

Total assets	$501,696

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Cash overdraft	$4,365
Accounts payable	13,749
Customer prepayments	631
Accrued expenses	33,306
Other current liabilities	1,280
Liabilities held for sale	71,014

Total current liabilities	124,345
Other noncurrent liabilities	12,221
Members’ equity:
Contributed capital	271,858
Retained earnings	92,514
Accumulated other comprehensive income	758

Total members’ equity	365,130

Total liabilities and members’ equity	$501,696

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
Year ended August 31, 2008
($ in thousands)

(Unaudited)
2008

Net sales	$1,070,892
Cost of sales	825,605

Gross margin	245,287

Selling, general and administrative expense	161,959
Restructuring and impairment charges	11,738
Gain on sale of assets	(3,434)

Earnings from operations	75,024

Other expense	2,669
Minority interests	(590)
Interest expense, net	2,045

Net earnings	$70,900

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
Year ended August 31, 2008
($ in thousands)

(Unaudited)
2008
Cash flows from operating activities:
Net earnings	$70,900
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	17,463
Non-cash portion of restructuring and impairment charges	11,738
Loss on extinguishment of debt	2,669
Bad debt expense (benefit)	4,327
Minority interests	(590)
Gain on disposal of property, plant and equipment	(3,434)
Changes in other non-current assets and liabilities	2,292
Changes in current assets and liabilities:
Trade receivables	191,351
Receivables/payables from related parties	4,203
Rebates receivable	(35,266)
Other receivables	1,897
Inventories	(6,410)
Vendor prepayments	(19,775)
Accounts payable and customer prepayments	(506,706)
Accrued expenses	(17,823)
Assets and liabilities held for sale	(140,836)
Other current assets and liabilities	(1,150)

Net cash used in operating activities	(425,150)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,554)
Proceeds from sale of property, plant and equipment	10,351
Proceeds from minority interest partners	(1,500)

Net cash provided by investing activities	4,297

Cash flows from financing activities:
Proceeds from issuance of short-term debt	1,880
Proceeds from issuance of long-term debt	(6)
Payments for debt extinguishment costs	(2,669)
Decrease in cash overdrafts	(18,078)
Distribution of earnings to members	(40,000)
Capital contribution by members	510,000
Assets and liabilities held for sale	(3,161)

Net cash provided by financing activities	447,966

Net change in cash	27,113
Cash at beginning of period	7,423

Cash at end of period	$34,536

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME
Year ended August 31, 2008
($ in thousands)

			Accumulated
			other	Total
	Contributed	Retained	comprehensive	members’	Comprehensive
	capital	earnings	(loss) income	equity	income
Balance at August 31, 2007	$159,089	$61,614	$(5,107)	$215,596

Net earnings	—	70,900	—	70,900	$70,900
Minimum pension liability adjustment	—	—	5,865	5,865	5,865
Comprehensive income					$76,765

Contributed Capital	711,798			711,798
Distributions to members	(599,029)			(599,029)
Distributions paid to members	—	(40,000)	—	(40,000)

Balance at August 31, 2008 (Unaudited)	$271,858	$92,514	$758	$365,130

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2008 CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization and Summary of Significant Accounting Policies
     (a) Organization
     Prior to the repositioning of the Company on September 4, 2007, Agriliance LLC (Agriliance or the Company) was a domestic distributor of agricultural inputs. Since the repositioning, Agriliance LLC is an agricultural retail crop input business owned by Land O’Lakes, Inc. (50% voting interest) and CHS Inc. (50% voting interest) (the members). The liability of each member is limited to each member’s respective capital account balance.
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
     (f) Rebates Receivable
     The Company receives vendor rebates primarily from chemical suppliers. These rebates are usually covered by binding arrangements. These agreements are between Land O’Lakes, Inc. and the vendor or published vendor rebate programs, but can also be open-ended, subject to future definition or revisions. Land O’Lakes, Inc. allocates vendor rebates to the Company based on the volume of purchases from the vendor. Rebates are recorded as earned in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, when probable and reasonably estimable based on terms defined in binding arrangements; which in most cases is in the form of either signed agreements between Land O’Lakes, Inc. and the vendor or published vendor rebate programs, or in the absence of such arrangements, when cash is received. Rebates covered by binding arrangements which are not probable and reasonably estimable are accrued when certain milestones are achieved. Because of the timing of vendor crop year programs relative to the Company’s fiscal year-end, a significant portion of rebates have not been collected prior to the Company’s year-end. Actual rebates recognized can vary year over year, largely due to the timing of when binding arrangements are finalized or when cash is received.
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

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2008 CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     (h) Fair Value of Financial Instruments
     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of all financial instruments to which the Company is a party. All financial instruments are carried at amounts that approximate estimated fair value.
     (j) Accounting Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key estimates made by management include rebates receivable, allowance for doubtful accounts, and valuation of lower of cost or market inventory.
(2) Short-term Debt
     In 2007, the Company had a $325 million revolving credit agreement with CoBank, which was scheduled to expire on December 20, 2010. Short-term debt was secured by the Company’s inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. There was no debt outstanding at August 31, 2008. Interest on borrowings under this revolving credit agreement was charged at an average rate of 6.705% (LIBOR plus 1.375%) for the fiscal year ended August 31, 2008. The facility was terminated on September 4, 2007 as part of the repositioning of the Company.
     The Company’s consolidated majority owned subsidiaries had revolving credit agreements available at August 31, 2007, totaling $88.0 million, with expiration dates through April 2008. The credit agreements had $45.9 million borrowed against them at August 31, 2007, at interest rates ranging from Prime plus 0.65% to LIBOR plus 2.9%. The borrowings are secured by property, plant and equipment, inventory and accounts receivable of each respective subsidiary. As of August 31, 2008, all of the Company’s member interest in its majority owned subsidiaries were either distributed to its parents or held for sale. There were no outstanding borrowings as of August 31, 2008.
(3) Long-term Debt
     On December 4, 2003, the Company entered into a long-term credit agreement comprised of private placements with six institutions. The individual loans have terms with expiration dates ranging from December 4, 2008 to December 4, 2010. The long-term debt is secured by the Company’s inventory and the accounts receivable of its wholly owned subsidiary, Agro Distribution, LLC. At August 31, 2008 the total long-term debt outstanding was $0.
     Interest paid on short-term and long-term debt for the year ended August 31, 2008 totaled $2.0 million. Interest paid on joint venture short-term and long-term debt for the year ended August 31, 2008 totaled $1.8 million.
     On September 4, 2007, all debt was paid off with the exception of the Company’s consolidated joint-ventures debt.

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2008 CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Receivables Purchase Facility
     In 2007, the Company had a $225 million receivable purchase facility with CoBank. A wholly owned subsidiary, Agriliance SPV, LLC, purchased the receivables from Agriliance and transferred them to CoBank. Such transactions were structured as sales and, accordingly, the receivables transferred to CoBank without recourse to Agriliance were not reflected in the consolidated balance sheet. At August 31, 2008 $0 was outstanding under this facility. The total accounts receivable sold during the years ended August 31, 2008 was $0. No gains or losses resulted from the receivables purchase facility. This facility was terminated in December 2007.
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

		(In Thousands)
	Before		After
	Application		Application
	Of Statement 158	Adjustments	Of Statement 158

Other noncurrent assets	$10,734	$(5,492)	$5,242
Other noncurrent liabilities	(8,555)	1,332	(7,223)
Accumulated other comprehensive loss	947	4,160	5,107

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2008 CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Statement 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position and requires additional disclosures in the notes to consolidated financial statements. The measurement date aspect of the pronouncement is effective for fiscal years ending after December 15, 2008. The Company uses a May 31 measurement date for its plans in 2008 and will adopt the measurement date provision of Statement 158 on August 31, 2009. The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status at August 31, 2008:

	(In Thousands)
	Pension	Postretirement
	Benefits	Benefits
	2008	2008

Benefit obligation	$(103,622)	$(4,923)
Fair value of plan assets	114,744	—

Funded status	$11,122	$(4,923)

Amounts recognized in the balance sheet consist of:
Other noncurrent assets	$11,122	$—
Other noncurrent liabilities	—	(4,711)
Prepaid (accrued benefit)	—	—

Amounts recognized in accumulated other comprehensive income	$(646)	$(989)
     The accumulated benefit obligation for the pension plan was $101.2 million at August 31, 2008.
     Weighted-average assumptions used to determine benefit obligations at August 31, 2008 were as follows:

	Pension	Postretirement
	Benefits	Benefits
	2008	2008
Discount rate	7.00%	7.00%
Rate of compensation increase	3.00%	N/A
     Weighted-average assumptions used to determine net cost for the years ended August 31, 2008 were as follows:

	Pension	Postretirement
	Benefits	Benefits
	2008	2008
Discount rate	6.25%	6.25%
Expected long-term rate of return on plan assets	8.50%	N/A
Rate of compensation increase	2.50%	N/A
     The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.
     For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. The rate was assumed to decrease gradually to 6.0% through 2010 and remain at that level thereafter.

	(In Thousands)
	Pension	Postretirement
	Benefits	Benefits
	2008	2008
Benefit cost	$(75)	$449
Employer contribution	—	492
Plan participants’ contributions	—	353
Benefits paid	3,405	845

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2008 CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Plan Assets
     The weighted-average asset allocations of the Company’s pension plan at August 31, 2008 were as follows:

Plan Assets at August 31
Asset category	2008
Equity securities	54.1%
Debt securities	32.7%
Real Estate	12.6%
Other	0.6%

Total	100.0%

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
Cash Flows
     The Company expects to contribute $0 to its pension plan and $0.5 million to its postretirement medical plan for the year ending August 31, 2009.
     Benefits expected to be paid for the pension plan in fiscal years ended 2009-2013 are $4.6 million, $5.0 million, $5.4 million, $6.0 million and $6.7 million, respectively. Aggregate benefits expected to be paid in the five years from 2013-2017 are $42.4 million. Expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at August 31 and include estimated future employee service.
     The postretirement medical plan is an unfunded plan. Expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at August 31. The following table sets forth the expected medical plan benefit payments:

Expected Benefit
Payments
($ in thousands)
2009	$344
2010	338
2011	314
2012	317
2013	315
2014-2018	1,597

Total	$3,225

Other Plans
     The Company has a defined contribution plan in which the Company matches 50% of the first 6% of employee contributions. The Company contributed $1.5 million to the plan for the fiscal year ended August 31, 2008.
     The Company began a non elective contribution plan effective January 1, 2006 for employees starting after that date. The Company contributes between 2% and 5% of employee compensation based on age and years of service to the plan each year. The Company contributed $.4 million to the plan for the fiscal year ended August 31, 2008.
     In addition to the defined benefit and defined contribution retirement plans, the Company has a supplemental executive retirement plan, which is an unfunded defined benefit plan. The actuarial present value of the projected benefit obligation totaled $3.0 million at August 31, 2008.

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2008 CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6) Related Party Transactions
     Land O’Lakes, Inc. and CHS Inc. charged the Company for accounting, legal, risk management, building, advertising, and certain employee benefit and other employee-related expenses.
     Total purchased services, which have been recorded in selling, general and administrative expense for the year ended August 31, were:

2008
($ in thousands)
Land O’Lakes, Inc.	$9,880
CHS Inc.	633
     The Company made the following sales to related parties for the year ended August 31,:

2008
($ in thousands)
Land O’Lakes, Inc.	$84
CHS Inc.	5,837
     During the years ended August 31, 2008, 2007 and 2006, the Company made product purchases from Land O’Lakes, Inc. totaling $394.9 million, $33.4 million and $22.8 million, respectively. For the year ended August 31, 2008, the Company made product purchases from CHS, Inc. totaling $299.5 million.
(7) Lease Commitments
     The company has entered into noncancelable operating leases of certain real estate, vehicles and equipment.
     Future minimum lease commitments under noncancelable operating leases are as follows:

Year ending August 31,	($ in thousands)
2009	$7,267
2010	5,267
2011	2,687
2012	1,003
2013	426
2014 and thereafter	109
     Rent expense for the year ended August 31, 2008 was $12.1 million.
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
     (b) Guarantees
     The Company is contingently liable for guarantees on customer loans with terms generally ending prior to March 2009, totaling $16.5 million at August 31, 2008. The Company has recorded accruals of $1 million for the estimated fair value of such guarantees at August 31, 2008.

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2008 CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     (c) General
     Certain claims and lawsuits have been filed in the ordinary course of business. It is management’s opinion that settlement of all litigation would not require payment of an amount which would be material to the results of operations or to the financial position of the Company.
(9) Restructuring and Impairment Charges

($ in thousands)
2008
Restructuring charge	$10,989
Impairment charges	749

Total	$11,738

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
     In 2008, the Company incurred $11.0 million in restructuring charges related to the continued repositioning of the Company’s businesses, specifically the retail operations, which are held for sale.
     In 2008, the Company incurred $0.7 million in impairment charges related to software no longer utilized by the Company.

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2008 CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Assets and Liabilities Held for Sale
     Assets held for sale in the accompanying consolidated balance sheet included the following at August 31:

($ in thousands) 2008
Cash	$—
Net trade receivables	158,130
Rebates receivables	35,939
Other receivables	4,408
Related Party Receivable	7,509
Inventories	178,727
Vendor prepayments	30,359
Prepaid expenses	65
Net property, plant and equipment	17,800
Other assets	588

Assets held for sale	$433,525

     Liabilities held for sale in the accompanying consolidated balance sheet included the following at August 31:

($ in thousands) 2008
Cash overdraft	$—
Accounts payable	(49,285)
Customer prepayments	(2,360)
Accrued expenses	(17,434)
Other current liabilities	(1,735)
Other non-current liabilities	(200)

Liabilities held for sale	$(71,014)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Managers
Agriliance LLC:
     We have audited the accompanying consolidated balance sheets of Agriliance LLC and subsidiaries as of August 31, 2007 and 2006 and the related consolidated statements of operations, cash flows, and members’ equity and comprehensive income for each of the years in the two-year period ended August 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agriliance LLC and subsidiaries as of August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 2007 in conformity with U.S. generally accepted accounting principles.
     As described in Note 5 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of August 31, 2007.
     As described in Note 9 to the consolidated financial statements, the Company repositioned certain operations subsequent to August 31, 2007.

/s/ KPMG LLP
Minneapolis, Minnesota
April 15, 2008

AGRILIANCE LLC and subsidiaries
CONSOLIDATED BALANCE SHEETS
August 31, 2007 and 2006
($ in thousands)

	2007	2006
ASSETS
Current assets:
Cash	$7,423	$9,552
Trade receivables, net of allowance for doubtful accounts of $3,205 and $14,664 in 2007 and 2006, respectively	220,672	294,213
Rebates receivable	62,901	101,085
Other receivables	5,788	8,782
Receivable from Land O’ Lakes, Inc.	2,521	—
Inventories	551,220	659,335
Vendor prepayments	259,299	103,664
Prepaid expenses	2,282	9,360
Assets held for sale	341,521	—

Total current assets	1,453,627	1,185,991
Property, plant and equipment:
Land and land improvements	13,029	18,971
Buildings	67,454	71,692
Machinery and equipment	114,770	162,624
Construction in progress	710	22,622

Total property, plant and equipment	195,963	275,909
Less accumulated depreciation	(98,265)	(137,244)

Net property, plant and equipment	97,698	138,665
Other assets	17,389	27,700

Total assets	$1,568,714	$1,352,356

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Cash overdraft	$19,617	$14,110
Accounts payable	603,418	591,149
Customer prepayments	207,438	135,226
Accrued competitive allowances	60,738	55,432
Accrued expenses	51,630	70,712
Payable to Land O’Lakes, Inc.	—	18,363
Payable to CHS Inc.	5,911	4,169
Other current liabilities	3,302	6,202
Current portion of long-term debt	755	—
Short-term debt	142,858	107,875
Liabilities held for sale	123,007	—

Total current liabilities	1,218,674	1,003,238
Long-term debt, less current portion	104,684	104,621
Other noncurrent liabilities	14,306	19,304
Minority interest in subsidiaries	15,454	6,403
Members’ equity:
Contributed capital	159,089	159,089
Retained earnings	61,614	60,763
Accumulated other comprehensive loss	(5,107)	(1,062)

Total members’ equity	215,596	218,790

Total liabilities and members’ equity	$1,568,714	$1,352,356

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended August 31, 2007 and 2006
($ in thousands)

	2007	2006

Net sales	$4,029,489	$3,749,632
Cost of sales	3,617,912	3,393,522

Gross margin	411,577	356,110

Selling, general and administrative expense	314,073	284,504
Restructuring and impairment charges	27,750	—
Gain on sale of assets	(2,699)	(5,606)

Earnings from operations	72,453	77,212

Minority interests	5,668	2,718
Interest expense, net	26,734	26,188

Net earnings	$40,051	$48,306

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended August 31, 2007 and 2006
($ in thousands)

	2007	2006
Cash flows from operating activities:
Net earnings	$40,051	$48,306
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	29,476	19,479
Non-cash portion of restructuring and impairment charges	26,950	—
Bad debt expense (benefit)	4,251	(3,218)
Minority interests	5,668	2,718
Gain on disposal of property, plant and equipment	(2,699)	(5,606)
Changes in other non-current assets and liabilities	16,222	673
Changes in current assets and liabilities:
Trade receivables	69,290	27,243
Receivables/payables from related parties	(18,972)	23,522
Rebates receivable	38,184	(39,037)
Other receivables	2,994	(386)
Inventories	108,115	(122)
Vendor prepayments	(155,635)	67,455
Accounts payable and customer prepayments	84,481	(163,917)
Accrued competitive allowances	5,306	(6,708)
Accrued expenses	(26,032)	(11,311)
Assets and liabilities held for sale	(221,675)	—
Other current assets and liabilities	4,009	937

Net cash (used in) provided by operating activities	9,984	(39,972)

Cash flows from investing activities:
Additions to property, plant and equipment	(26,549)	(34,738)
Proceeds from sale of property, plant and equipment	5,784	7,253
Proceeds from minority interest partners	3,383	—

Net cash used in investing activities	(17,382)	(27,485)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	34,983	84,225
Proceeds from issuance of long-term debt	818	4,621
Increase in cash overdrafts	5,507	11,818
Distribution of earnings to members	(39,200)	(57,801)
Assets and liabilities held for sale	3,161	—

Net cash provided by financing activities	5,269	42,863

Net change in cash	(2,129)	(24,594)
Cash at beginning of period	9,552	34,146

Cash at end of period	$7,423	$9,552

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME
Years ended August 31, 2007 and 2006
($ in thousands)

			Accumulated
			other	Total
	Contributed	Retained	comprehensive	members’	Comprehensive
	capital	earnings	(loss)	equity	income

Balance at August 31, 2005	$159,089	$70,258	$(1,423)	$227,924

Net earnings	—	48,306	—	48,306	$48,306
Minimum pension liability adjustment	—	—	361	361	361

Comprehensive income					$48,667

Distributions paid to members	—	(57,801)	—	(57,801)

Balance at August 31, 2006	159,089	60,763	(1,062)	218,790

Net earnings	—	40,051	—	40,051	$40,051
Minimum pension liability adjustment		—	115	115	115
Adjustment to initially apply FAS 158			(4,160)	(4,160)	—

Comprehensive income					$40,166

Distributions paid to members	—	(39,200)	—	(39,200)

Balance at August 31, 2007	$159,089	$61,614	$(5,107)	$215,596

See accompanying notes to consolidated financial statements.

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2007 AND 2006 CONSOLIDATED FINANCIAL STATEMENTS
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
     (f) Rebates Receivable
     The Company receives vendor rebates primarily from chemical suppliers. These rebates are usually covered by binding arrangements, which are agreements between the vendor and the Company or published vendor rebate programs, but can also be open-ended, subject to future definition or revisions. Rebates are recorded as earned in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, when probable and reasonably estimable based on terms defined in binding arrangements; which in most cases is in the form of either signed agreements between the Company and the vendor or published vendor rebate programs, or in the absence of such arrangements, when cash is received. Rebates covered by binding arrangements which are not probable and reasonably estimable are accrued when certain milestones are achieved. Because of the timing of vendor crop year programs relative to the Company’s fiscal year-end, a significant portion of rebates have not been collected prior to the Company’s year-end. Actual rebates recognized can vary year over year, largely due to the timing of when binding arrangements are finalized or when cash is received.
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

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2007 AND 2006 CONSOLIDATED FINANCIAL STATEMENTS
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
(2) Short-term Debt
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
     At August 31, 2006, the Company’s consolidated majority owned subsidiaries had revolving credit agreements totaling $30 million, with $30.8 million borrowed against them at an interest rate of Prime — 0.65% to LIBOR plus 2.9%.
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
     At August 31, 2007, the Company’s consolidated majority owned subsidiaries had long-term debt totaling $5.4 million, at interest rates of Prime — 0.4% to LIBOR plus 2.75%.

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2007 AND 2006 CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Future maturities of long-term debt are as follows:

Year ending August 31:	(In thousands)
2008	$755
2009	48,765
2010	775
2011	52,787
2012	1,236
2013 and thereafter	1,121

Total	$105,439

     The loan agreements include certain restrictive financial covenants. At August 31, 2007 and 2006, the Company was in compliance with these covenants.
     Interest paid on short-term and long-term debt for the years ended August 31, 2007 and 2006 totaled $14.8 million and $14.9 million, respectively.
     Interest paid on joint venture short-term and long-term debt for the years ended August 31, 2007 and 2006 totaled $3.9 million and $2.1 million, respectively.
     On September 4, 2007, all debt was paid off with the exception of the Company’s consolidated joint-ventures debt. See Note 9 for further discussion on the subsequent event.
(4) Receivables Purchase Facility
     The Company has a $225 million receivable purchase facility with CoBank. A wholly owned subsidiary, Agriliance SPV, LLC, purchases the receivables from Agriliance and transfers them to CoBank. Such transactions are structured as sales and, accordingly, the receivables transferred to CoBank without recourse to Agriliance are not reflected in the consolidated balance sheet. At August 31, 2007 and 2006, $179.0 million and $130.0 million, respectively, were outstanding under this facility. The total accounts receivable sold during the years ended August 31, 2007 and 2006 were $3.19 billion and $2.90 billion, respectively for which the proceeds have been included in net cash provided by operating activities in the accompanying consolidated statements of cash flows. No gains or losses result from the receivables purchase facility.
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

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2007 AND 2006 CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
basis. The adoption of Statement 158 did not impact the Company’s compliance with debt covenants or its cash position. The incremental effect of applying Statement 158 on the Company’s financial position as of August 31, 2007 was as follows:

	(In Thousands)
	Before		After
	Application Of		Application Of
	Statement 158	Adjustments	Statement 158

Other noncurrent assets	$10,734	$(5,492)	$5,242
Other noncurrent liabilities	(8,555)	1,332	(7,223)
Accumulated other comprehensive loss	947	4,160	5,107
     The Company uses a May 31 measurement date for its plans. The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status at August 31, 2007 and 2006:

	(In Thousands)
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Benefit obligation	$(112,905)	$(107,418)	$(4,600)	$(4,974)
Fair value of plan assets	118,147	104,467	—	—

Funded status	$5,242	$(2,951)	$(4,600)	$(4,974)

Amounts recognized in the balance sheet consist of:
Other noncurrent assets	$5,242	N/A	$—	N/A
Other noncurrent liabilities	—	N/A	(4,513)	N/A
Prepaid (accrued benefit)	—	14,273	—	(5,725)

Amounts recognized in accumulated other comprehensive income	$5,158	$—	$(1,354)	$5,725
     The accumulated benefit obligation for the pension plan was $108.2 million and $99.1 million at August 31, 2007 and 2006, respectively.
     Weighted-average assumptions used to determine benefit obligations at August 31, 2007 and 2006 were as follows:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Discount rate	6.25%	6.25%	6.25%	6.25%
Rate of compensation increase	2.50%	2.50%	N/A	N/A
     Weighted-average assumptions used to determine net cost for the years ended August 31, 2007 and 2006 were as follows:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Discount rate	6.25%	5.50%	6.25%	5.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	2.50%	2.50%	N/A	N/A
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

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2007 AND 2006 CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year ended August 31,
	(In Thousands)
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Benefit cost	$3,871	$6,875	$536	$476
Employer contribution	—	—	406	406
Plan participants’ contributions	—	—	343	217
Benefits paid	2,685	2,820	750	623
Plan Assets
     The weighted-average asset allocations of the Company’s pension plan at August 31, 2007 and 2006 were as follows:

	Plan Assets at August 31
Asset category	2007	2006
Equity securities	57.3%	57.9%
Debt securities	31.0%	30.7%
Real Estate	11.1%	10.7%
Other	0.6%	0.7%

Total	100.0%	100.0%

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

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2007 AND 2006 CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other Plans
     The Company has a defined contribution plan in which the Company matches 50% of the first 6% of employee contributions. The Company contributed $3.0 million and $2.6 million to the plan for the fiscal years ended August 31, 2007 and 2006, respectively.
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
(6) Related Party Transactions
     Land O’Lakes, Inc. and CHS Inc. charged the Company for accounting, legal, risk management, building, advertising, and certain employee benefit and other employee-related expenses. Total purchased services, which have been recorded in selling, general and administrative expense were:

	Year Ended August 31,
	2007	2006
	($ in thousands)
Land O’Lakes, Inc.	$11,813	$12,459
CHS Inc.	6,443	5,640
     The Company made the following sales to related parties:

	Year Ended August 31,
	2007	2006
	($ in thousands)
Land O’Lakes, Inc.	$12,008	$10,666
CHS Inc.	217,741	219,634
     During the years ended August 31, 2007 and 2006, the Company made product purchases from Land O’Lakes, Inc. totaling $33.4 million and $22.8 million, respectively.
(7) Lease Commitments
     The company has entered into noncancelable operating leases of certain real estate, vehicles and equipment.
     Future minimum lease commitments under noncancelable operating leases are as follows:

Year ending August 31,	($ in thousands)
2008	$12,164
2009	8,147
2010	4,597
2011	2,451
2012	1,042
2013 and thereafter	3,198
     Rent expense for the years ended August 31, 2007 and 2006 was $26.3 million and $26.5 million, respectively.

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2007 AND 2006 CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
(9) Restructuring and Impairment Charges

	(In thousands)
	2007	2006
Restructuring charge	$6,381	$—
Impairment charges	21,369	—

Total	$27,750	$—

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

AGRILIANCE LLC and subsidiaries
NOTES TO THE AUGUST 31, 2007 AND 2006 CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(10) Assets and Liabilities Held for Sale
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