Form 10-Q
period 2009-03-31
LAND O LAKES INC
filed 2009-05-08
CIK 1032562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     The number of shares of the registrant’s common stock outstanding as of April 30, 2009: 870 shares of Class A common stock, 3,820 shares of Class B common stock, 164 shares of Class C common stock, and 1,008 shares of Class D common stock.
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

Part I. Financial Information
Item 1. Financial Statements
LAND O’LAKES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	($ in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$33,490	$30,820
Receivables, net	1,445,692	1,104,261
Inventories	1,227,786	1,083,978
Prepaid assets	222,862	1,101,005
Other current assets	90,658	123,504

Total current assets	3,020,488	3,443,568

Investments	301,526	314,487
Property, plant and equipment, net	672,794	658,261
Goodwill, net	277,383	277,176
Other intangibles, net	118,999	120,982
Other assets	165,388	166,838

Total assets	$4,556,578	$4,981,312

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$617,551	$409,370
Current portion of long-term debt	2,568	2,864
Accounts payable	1,062,973	1,175,995
Customer advances	421,634	1,045,705
Accrued liabilities	449,313	423,494
Patronage refunds and other member equities payable	60,118	37,751

Total current liabilities	2,614,157	3,095,179

Long-term debt	531,800	531,955
Employee benefits and other liabilities	379,304	358,404
Commitments and contingencies (Note 17)

Equities:
Capital stock	1,597	1,611
Member equities	970,293	947,141
Accumulated other comprehensive loss	(151,609)	(150,277)
Retained earnings	196,740	178,377

Total Land O’Lakes, Inc. equity	1,017,021	976,852
Noncontrolling interests	14,296	18,922

Total equities	1,031,317	995,774

Total liabilities and equities	$4,556,578	$4,981,312

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
	($ in thousands)
Net sales	$2,947,314	$3,256,999
Cost of sales	2,687,270	3,006,292

Gross profit	260,044	250,707

Selling, general and administrative	163,273	167,579
Restructuring and impairment charges	297	53

Earnings from operations	96,474	83,075

Interest expense, net	13,198	17,135
Other (income) expense, net	(2,387)	12
Equity in losses (earnings) of affiliated companies	7,164	(4,102)

Earnings before income taxes	78,499	70,030
Income tax (benefit) expense	(1,225)	6,922

Net earnings	79,724	63,108
Less: net (loss) earnings attributable to noncontrolling interests	(2,966)	1,825

Net earnings attributable to Land O’Lakes, Inc.	$82,690	$61,283

Applied to:
Member equities
Allocated patronage	$77,673	$47,841
Deferred equities	(13,159)	(4,963)

	64,514	42,878
Retained earnings	18,176	18,405

	$82,690	$61,283

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
	($ in thousands)
Cash flows from operating activities:
Net earnings attributable to Land O’Lakes, Inc.	$82,690	$61,283
Adjustments to reconcile net earnings attributable to Land O’Lakes, Inc. to net cash used by operating activities:
Depreciation and amortization	21,095	22,146
Amortization of deferred financing costs	601	525
Bad debt (recovery) expense	(944)	986
Proceeds from patronage revolvement received	119	1,560
Non-cash patronage income	(225)	(1,331)
Deferred income tax benefit	(2,819)	(14,631)
Increase in other assets	(1,279)	(948)
Increase in other liabilities	8,806	5,725
Restructuring and impairment charges	297	53
(Gain) loss on sale of investment	(2,210)	12
Gain on foreign currency exchange contracts on sale of investment	(177)	—
Equity in losses (earnings) of affiliated companies	7,164	(4,102)
Dividends from investments in affiliated companies	5,258	5,448
Net (loss) earnings attributable to noncontrolling interests	(2,966)	1,825
Other	(3,449)	(194)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(352,074)	(450,627)
Inventories	(143,808)	(112,649)
Prepaids and other current assets	918,017	354,880
Accounts payable	(112,173)	205,268
Customer advances	(624,071)	(429,128)
Accrued liabilities	43,299	91,283

Net cash used by operating activities	(158,849)	(262,616)
Cash flows from investing activities:
Additions to property, plant and equipment	(36,925)	(24,316)
Acquisitions, net of cash acquired	—	(6,419)
Investments in affiliates	(415)	(50,835)
Distributions from investments in affiliated companies	—	4,448
Proceeds from sale of investments	5,568	49
Proceeds from foreign currency exchange contracts on sale of investment	518	—
Proceeds from sale of property, plant and equipment	842	66
Insurance proceeds for replacement assets	4,415	—
Change in notes receivable	262	(6,038)
Other	248	(476)

Net cash used by investing activities	(25,487)	(83,521)
Cash flows from financing activities:
Increase in short-term debt	208,181	341,931
Proceeds from issuance of long-term debt	10	666
Principal payments on long-term debt and capital lease obligations	(656)	(12,693)
Payments for redemption of member equities	(18,853)	(22,161)
Other	(1,676)	(36)

Net cash provided by financing activities	187,006	307,707

Net increase (decrease) in cash and cash equivalents	2,670	(38,430)
Cash and cash equivalents at beginning of the period	30,820	116,839

Cash and cash equivalents at end of the period	$33,490	$78,409

Supplementary Disclosure of Cash Flow Information
Cash paid (received) during periods for:
Interest	$10,715	$13,691
Income taxes	(15,749)	3,170
See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands in tables)
(Unaudited)
1. Summary of Significant Accounting Policies
     The consolidated financial statements include the accounts of Land O’Lakes, Inc. (the “Company”) and wholly owned and majority-owned subsidiaries. The effects of intercompany transactions have been eliminated. The unaudited consolidated financial statements reflect, in the opinion of the Company’s management, all normal, recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year because of, among other things, the seasonal nature of our businesses. The statements are condensed and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2008 included in our Form 10-K.
     Certain reclassifications have been made to the consolidated statement of cash flows for the three months ended March 31, 2008 to conform to the 2009 presentation. Specifically, a $2.9 million change in deferred compensation balances has been reclassified from financing activities to operating activities.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS 157, which did not have a material impact on the consolidated financial statements. Additionally, in February 2008, the FASB issued FASB Staff Positions (FSP) Financial Accounting Standard 157-1 (“FSP 157-1”) and 157-2 (“FSP 157-2”). FSP 157-1 removed leasing from the scope of SFAS 157, and FSP 157-2 delayed the effective date of SFAS 157 from January 1, 2008 to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2009, the Company adopted the remaining provisions of SFAS 157 relating to nonrecurring nonfinancial assets and liabilities in accordance with FSP 157-2, which did not have a material impact on the consolidated financial statements.
     In October 2008, the FASB issued FASB Staff Position No. 157-3 (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including all periods for which financial statements had not been issued. The Company has adopted FSP 157-3, which did not have a material impact on the consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The Company will adopt FSP 157-4 as of June 30, 2009 and does not expect this statement to have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The statement applies to all business combinations, including combinations among mutual enterprises. SFAS 141(R) requires all business combinations to be accounted for by applying the acquisition method and was effective for periods beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted SFAS 141(R) prospectively for all business combinations where the acquisition date is on or after January 1, 2009 and has ceased amortizing goodwill created as a result of business combinations between mutual enterprises. The impact of amortization of goodwill on the consolidated financial statements was $7.9 million and $7.7 million for the years ended December 31, 2008 and 2007, respectively. See Note 6 for further information.
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

Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net (loss) earnings attributable to noncontrolling interests.” Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the balances shown on the consolidated income statement has changed as net income (loss) attributable to noncontrolling interests is no longer included in the determination of income from continuing operations. This pronouncement was effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 as of January 1, 2009 and changed the presentation of its noncontrolling interests in compliance with this pronouncement.
     In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 was effective for fiscal years beginning after December 15, 2008. EITF 07-1 shall be applied using a modified version of retrospective transition for those arrangements in place at the effective date. The Company adopted EITF 07-1 as of January 1, 2009, which did not have a material impact on the consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133” (“SFAS 161”), which expands quarterly and annual FASB 133 disclosure requirements regarding an entity’s derivative instruments and hedging activities. SFAS 161 was effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161 as of January 1, 2009 and expanded disclosures regarding its derivative instruments and hedging activities in the consolidated financial statements. See Note 10 for additional disclosures as required by SFAS 161.
     In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 was effective for fiscal years beginning after December 15, 2008. The Company adopted FSP 142-3 as of January 1, 2009, which did not have a material impact on the consolidated financial statements.
     In October 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). The objective of this issue is to clarify how to account for certain transactions involving equity method investments, including how the initial carrying value of an equity method investment should be determined. The Company adopted EITF 08-6 as of January 1, 2009, which did not have a material impact on the consolidated financial statements.
     In December 2008, the FASB issued FASB Staff Position No. 132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132 (R)-1”), which requires that an employer disclose the following information about the fair value of plan assets: 1) how investment allocation decisions are made, including the factors that are pertinent to understanding investment policies and strategies; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. This FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The adoption of this FSP in 2009 will increase the disclosures within the Company’s consolidated financial statements related to the assets of its defined benefit pension and other postretirement benefit plans.
     In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 are effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The Company will adopt FSP 107-1 and APB 28-1 as of June 30, 2009 and will include the disclosures within the Company’s consolidated financial statements related to the fair value of financial instruments as of interim reporting periods.
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

2. Business Combinations
2009 Acquisitions
     In January 2009, Feed contributed $0.3 million in cash to create a 50/50 joint venture with Ceres Solutions LLP to form Superior Feed Solutions, LLC. The joint venture is accounted for under the equity method of accounting as of and for the three months ended March 31, 2009.
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
3. Receivables
     A summary of receivables is as follows:

	March 31,	December 31,
	2009	2008
Trade accounts	$1,072,885	$846,794
Notes and contracts	87,886	89,736
Vendor rebates	168,022	57,007
Other	136,568	130,591

	1,465,361	1,124,128
Less allowance for doubtful accounts	(19,669)	(19,867)

Total receivables, net	$1,445,692	$1,104,261

     A substantial portion of the Company’s receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.
     The Company operates a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers, which are fully collateralized by the real estate, equipment and livestock of their farming operations. These loans, which relate primarily to dairy, swine, cattle and other livestock production, are presented as notes and contracts for the current portion and as other assets for the non-current portion. Total notes and contracts were $138.8 million at March 31, 2009 and $139.7 million at December 31, 2008 of which $79.5 million and $82.1 million, respectively, was the current portion included in the table above.
     Vendor rebate receivables are primarily generated as a result of seed and chemical purchases. These receivables can vary significantly period to period based on a number of factors, including, but not limited to, specific terms and conditions set forth in the underlying agreements, the timing of when such agreements become binding arrangements, and the timing of cash receipts.
     Other receivables include margin receivables from commodity brokers on open derivative instruments, interest and expected insurance settlements.
4. Inventories
     A summary of inventories is as follows:

	March 31,	December 31,
	2009	2008
Raw materials	$212,251	$217,087
Work in process	2,139	1,639
Finished goods	1,013,396	865,252

Total inventories	$1,227,786	$1,083,978

5. Investments
     A summary of investments is as follows:

	March 31,	December 31,
	2009	2008
Agriliance LLC	$164,500	$176,191
Advanced Food Products, LLC	31,842	33,870
Ag Processing Inc.	31,072	31,858
Delta Egg Farm, LLC	11,878	11,464
Melrose Dairy Proteins, LLC	8,404	6,397
Universal Cooperatives, Inc.	7,897	7,877
CoBank, ACB	5,345	4,892
Pro-Pet, LLC	3,033	2,123
Prairie Farms Dairy, Inc.	2,922	2,954
Wilco-Winfield, LLC	2,373	3,131
Other – principally cooperatives and joint ventures	32,260	33,730

Total investments	$301,526	$314,487

     Investments decreased primarily due to $11.7 million of equity losses from the Company’s 50% share of Agriliance, LLC for the three months ended March 31, 2009.
     In February 2008, the Company and Golden Oval Eggs, LLC (“Golden Oval”) entered into an Amendment to Asset Purchase Agreement that modified certain terms and conditions of the sale of MoArk, LLC’s (“MoArk”) liquid egg operations to Golden Oval, including the cancellation of the principal amount owed under the note and the issuance of a warrant to the Company for the right to purchase 880,492 convertible preferred units. As of the date the warrant was issued, the Company determined that the underlying units had an insignificant fair value. In December 2008, Golden Oval announced that it entered into an agreement to sell substantially all of its assets. As of December 31, 2008, the Company held the warrant for the 880,492 convertible preferred units, which carried a preference upon liquidation of $11.357 per unit, and 697,350 Class A units. In February 2009, the Company notified Golden Oval that it intended to exercise the warrant prior to Golden Oval’s scheduled asset sale, noted above. The Company had the right, in its sole discretion, to convert to Class A units any preferred units it received upon exercise of its warrant. On March 2, 2009, in conjunction with Golden Oval’s planned sale of substantially all of its assets to Rembrandt Enterprises, Inc. (“Rembrandt”), the Company exercised its right to purchase 880,492 Class A Convertible Preferred Units (the “Preferred Units”) of Golden Oval. The Company also elected to convert the Preferred Units to an equal number of Golden Oval’s Class A Common Units. The sale of substantially all Golden Oval’s assets to Rembrandt closed as of March 30, 2009. Upon closing of the asset sale, the Company recorded a $6.4 million receivable and gain, which represents the preferred payment related to the 880,492 Preferred Units that were converted to Class A units in accordance with the terms of the warrant’s execution. The Company expects to receive an additional $6.0 million, approximately, of cash distributions from Golden Oval related to the asset sale in various amounts during 2009 and additional gain will be recorded at that time. Once these distributions are complete, all 1,577,842 Class A units held by the Company are expected to have no remaining value.
6. Goodwill and Other Intangible Assets
Goodwill
     The carrying amount of goodwill by segment is as follows:

	March 31,	December 31,
	2009	2008
Feed	$126,960	$126,960
Dairy Foods	68,525	68,525
Agronomy	50,663	50,663
Layers	20,553	20,346
Seed	10,682	10,682

Total goodwill	$277,383	$277,176

     Goodwill amortization was $0 and $1.8 million for the three months ended March 31, 2009 and 2008, respectively. Amortization of goodwill ceased with the adoption of SFAS 141(R) as of January 1, 2009.

Other Intangible Assets
     A summary of other intangible assets is as follows:

	March 31,	December 31,
	2009	2008
Amortized other intangible assets:
Dealer networks and customer relationships, less accumulated amortization of $4,660 and $4,045, respectively	$49,861	$50,478
Patents, less accumulated amortization of $8,704 and $8,414, respectively	8,007	8,297
Trademarks, less accumulated amortization of $2,842 and $2,668, respectively	4,773	4,946
Other intangible assets, less accumulated amortization of $3,802 and $4,412, respectively	4,733	5,636

Total amortized other intangible assets	67,374	69,357
Total non-amortized other intangible assets — trademarks and license agreements	51,625	51,625

Total other intangible assets	$118,999	$120,982

     Amortization expense for the three months ended March 31, 2009 and 2008 was $1.3 million and $1.2 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $4.8 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 19 years. Non-amortized other intangible assets relate to Feed, and the majority of the amortized other intangible assets relate to Feed, Agronomy and Layers.
7. Accrued Liabilities
     A summary of accrued liabilities is as follows:

	March 31,	December 31,
	2009	2008
Marketing programs and consumer incentives	$183,668	$70,209
Employee compensation and benefits	88,379	141,376
Unrealized hedging losses and deferred option premiums received	65,757	99,964
Other	111,509	111,945

Total accrued liabilities	$449,313	$423,494

     Other accrued liabilities primarily include accrued taxes, interest, self-insurance reserves and environmental liabilities.
8. Debt Obligations
Notes and Short-term Obligations
     The Company had notes and short-term obligations at March 31, 2009 and December 31, 2008 of $617.6 million and $409.4 million, respectively. The Company maintains credit facilities to finance its short-term borrowing needs, including a revolving credit facility and a receivables securitization facility.
     The Company’s $225 million, five-year revolving credit facility matures in 2011. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of March 2009, the LIBOR margin for the revolving credit facility was 87.5 basis points and the spread for the Alternative Base Rate was 20 basis points. LIBOR may be set for one, two, three or six month periods at the election of the Company. At March 31, 2009, $100.0 million was outstanding on the revolving credit facility and $88.6 million was available after giving effect to $36.4 million of outstanding letters of credit, which reduce availability. On May 4, 2009, the Company announced that it had closed a $175 million increase to the revolving credit facility, bringing the total capacity to $400 million. Pricing on the facility was increased due to current market rates. Based on the Company’s leverage ratio at the end of March 2009, the LIBOR margin for the revolving credit facility was increased to 250 basis points and the spread for the Alternative Base Rate was increased to 150 basis points, effective from the closing date.
     The Company’s $400 million, five-year receivables securitization facility arranged by CoBank ACB matures in 2011. The Company and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (the “SPE”). The SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. Borrowings under the receivables securitization facility bear interest at LIBOR plus 87.5 basis points. At March 31, 2009 and December 31, 2008, the SPE’s receivables were $975.1 million and $1,024.1 million, respectively. At March 31, 2009 and December 31, 2008, outstanding balances under the facility, recorded as notes and short-term obligations, were $400.0 million and $280.0 million, respectively, and availability was $0 and $120.0 million, respectively.

     The Company also had $73.9 million as of March 31, 2009, and $74.5 million as of December 31, 2008, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly-owned subsidiary that provides operating loans and facility financing to farmers and livestock producers.
     Additionally, the Company had $13.0 million and $20.0 outstanding as of March 31, 2009 and December 31, 2008, respectively of notes and short term obligations under a credit facility with Agriliance, a 50/50 joint venture with CHS. The purpose of the credit facility is to provide additional working capital liquidity and allows the Company to borrow from or lend to Agriliance at a variable rate of LIBOR plus 100 basis points.
     The Company’s MoArk subsidiary maintains a $40 million revolving credit facility, which is subject to a borrowing base limitation. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. At March 31, 2009 and December 31, 2008, the outstanding borrowings were $0. MoArk’s facility is not guaranteed by the Company nor is it secured by Company assets. The facility was scheduled to mature on June 1, 2009. On February 27, 2009, MoArk and its lenders agreed to an extension of the facility to June 1, 2012.
     The Company’s Agri-AFC, LLC (“AFC”) subsidiary maintains a $45 million revolving credit facility, which is subject to a borrowing base limitation. On March 20, 2009, AFC and its lenders agreed to an extension of the revolving credit facility until March 2010. Borrowings bear interest at a variable rate of LIBOR plus 250 basis points. At March 31, 2009 and December 31, 2008, the outstanding borrowings were $30.6 million and $34.9 million, respectively. AFC’s facility is not guaranteed by the Company nor is it secured by Company assets, but it does contain a minimum net worth covenant which could require the Company to make subordinated loans or equity infusions into AFC if AFC’s net worth falls below certain levels. The revolving credit facility is subject to certain debt covenants, which were all satisfied as of March 31, 2009.
     The weighted average interest rate on short-term borrowings and notes outstanding at March 31, 2009 and December 31, 2008 was 1.45% and 1.94%, respectively.
Long-term Debt
     A summary of long-term debt is as follows:

	March 31,	December 31,
	2009	2008
Senior unsecured notes — due 2011 (8.75%)	$174,002	$174,002
Senior secured notes — due 2010 (9.00%)	149,700	149,700
Capital Securities of Trust Subsidiary — due 2028 (7.45%)	190,700	190,700
MoArk, LLC debt — due 2009 through 2023 (8.65% weighted average)	15,232	15,449
MoArk, LLC capital lease obligations (6.00% to 8.25%)	4,346	4,668
Other debt	388	300

	534,368	534,819
Less current portion	(2,568)	(2,864)

Total long-term debt	$531,800	$531,955

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
     The Company and MoArk are each subject to certain restrictions and covenant ratio requirements relating to their respective financing arrangements. As of March 31, 2009 and December 31, 2008, the Company and MoArk’s debt covenants were all satisfied.

9. Other Comprehensive Income
     Comprehensive income for the three months ended March 31 was as follows:

	Three Months Ended
	March 31,
	2009	2008
Net earnings attributable to Land O’Lakes, Inc.	$82,690	$61,283
Pension and other postretirement adjustments, net of income taxes of $813 and $(61), respectively	(1,312)	99
Foreign currency translation adjustment, net of income taxes of $7 and $(1,940), respectively	(12)	2,948
Unrealized loss on available-for-sale-investment securities, net of income taxes of $5 and $(61), respectively	(16)	(255)
Less: Other comprehensive loss attributable to noncontrolling interests	8	79

Total comprehensive income	$81,358	$64,154

10. Derivative Instruments
     We are exposed to the impact of fluctuations in the purchase prices of commodity inputs consumed in operations and the impact of fluctuations in the relative value of currencies. We periodically enter into derivative instruments in order to mitigate the effects of changing commodity prices and mitigate our foreign currency risks.
     In the normal course of operations, the Company purchases commodities such as: milk, butter, soybean oil and energy in Dairy Foods; soybean meal, corn and energy in Feed and Layers; soybeans and energy in Seed; and energy in Agronomy. Derivative commodity instruments, consisting primarily of futures and option contracts offered through regulated commodity exchanges, are used to reduce exposure to changes in commodity prices. These contracts are not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures and option contracts are marked-to-market each month and gains and losses (“unrealized hedging gains and losses”) are primarily recognized in cost of sales. The Company has established formal position limits to monitor its hedging activities and executes derivative instruments only with respect to those commodities in which the Company consumes or produces in its normal business operations.
     The notional or contractual amount of derivative instruments provides an indication of the extent of the Company’s involvement in such instruments at that time, but does not represent exposure to market risk or future cash requirements under certain of these instruments. As of March 31, 2009, total absolute notional value associated with our outstanding commodity derivative instruments and foreign currency derivative instruments was $410.1 million and $5.7 million, respectively.
     The unrealized (gains) and losses on derivative instruments related to commodity contracts and foreign currency exchange contracts for the three months ended March 31, 2009 is as follows:

		Three Months Ended
		March 31,
Derivative Instrument	Location	2009
Commodity derivatives	Cost of sales	$2,551
Commodity derivatives	Selling, general and administrative	(364)
Foreign currency exchange contracts	Cost of sales	(26)
Foreign currency exchange contracts	Other (income) expense, net	341
     The gross fair market value of all derivative instruments and their location in the consolidated balance sheet are shown by those in an asset or liability position and are further categorized by commodity and foreign currency derivatives at March 31, 2009:

		Liability
	Asset Derivatives(a)	Derivatives(a)
	March 31,	March 31,
Derivative Instrument	2009	2009
Commodity derivatives	$21,761	$59,187
Foreign currency exchange contracts	—	899

Total	$21,761	$60,086

(a)	Asset derivative instruments are recorded in other current assets and liability derivative instruments are recorded in accrued liabilities in the consolidated balance sheet.
     The Company enters into derivative contracts with a variety of counterparties. The Company manages its concentration of counterparty credit risk on derivative instruments prior to entering into derivative contracts by evaluating the counterparty’s external credit rating, where available, as well as an assessment of other relevant information such as current financial statements, credit agency reports and/or credit references. As of March 31, 2009, the maximum amount of loss that the Company would incur if the counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $21.8 million. The Company reviewed its counterparties and believes that a concentration of risk does not exist and no single counterparty or group of counterparties failure would have a material effect on the consolidated financial statements as of March 31, 2009.
11. Fair Value Measurement
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which was effective for and adopted by the Company as of January 1, 2008. This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements.
     Additionally, in February 2008, the FASB issued FASB Staff Positions (FSP) Financial Accounting Standard 157-1 (“FSP 157-1”) and 157-2 (“FSP 157-2”). FSP 157-1 removes leasing from the scope of SFAS 157 and FSP 157-2 delayed the effective date of SFAS 157 from January 1, 2008 to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Such assets subject to potential nonrecurring fair value measurement are goodwill, long-lived assets held and used such as intangible asset and fixed asset, long-lived assets held for sale, and assets acquired in a business combination. The Company adopted FSP 157-2 as of January 1, 2009 and upon adoption was not required to recognize any fair value adjustments.
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
     A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009 and December 31, 2008:

		Fair Value Measurements at March 31, 2009 Using:
			Significant
		Quoted prices	other	Significant
	Total carrying	in active	observable	unobservable
	value at	markets	inputs	inputs
	March 31, 2009(a)	(Level 1)	(Level 2)	(Level 3)
Commodity derivative assets	$21,761	$20,990	$771	$—
Commodity derivative liabilities	59,187	59,174	13	—
Foreign currency exchange contract liabilities	899	—	899	—
Available-for-sale securities	24	24	—	—

		Fair Value Measurements at December 31, 2008 Using:
			Significant
		Quoted prices	other	Significant
	Total carrying	in active	observable	unobservable
	value at	markets	inputs	inputs
	December 31, 2008(a)	(Level 1)	(Level 2)	(Level 3)
Commodity derivative assets	$50,053	$49,139	$914	$—
Commodity derivative liabilities	85,292	85,128	164	—
Foreign currency exchange contract assets	341	—	341	—
Foreign currency exchange contract liabilities	925	—	925	—
Available-for-sale securities	47	47	—	—

(a)	FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”) permits, but does not require companies that enter into master netting arrangements to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or the obligation to return cash collateral. The Company has master netting arrangements with brokers for its exchange-traded futures and options contracts, however, it does not elect to offset fair value amounts recognized for derivative instruments under such master netting arrangements with amounts recognized for margin balances due from or due to brokers.

     The available-for-sale equity securities and puts, calls and futures are measured at fair value based on quoted prices in active markets and as such are categorized as Level 1. Since commodity derivative forward contracts and the foreign currency exchange forward contracts are not actively traded, they are priced at a fair value derived from an underlying futures market for the commodity or currency. Therefore, they have been categorized as Level 2.
12. Income Taxes
     The Company derives a majority of its business from members, although it is allowed by the Internal Revenue Code to conduct non-member business. Earnings from member business are deductible from taxable income as a patronage deduction. Earnings from non-member business are taxed as corporate income in the same manner as a typical corporation. The effective tax rate as a result of non-member business activity was (1.6)% and 9.9% for the three month periods ended March 31, 2009 and 2008, respectively. Income tax expense and the overall effective tax rate varies significantly each period based upon profitability and the level of non-member business during each of the comparable periods. The tax benefit for the three months ended March 31, 2009 was primarily the result of non-member earnings offset by the book-tax reporting differences for domestic production activities deduction.
13. Pension and Other Postretirement Plans
     The following tables present the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended March 31:

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Service cost	$3,334	$3,810	$128	$196
Interest cost	9,474	9,678	907	1,071
Expected return on assets	(10,433)	(11,000)	—	—
Amortization of actuarial loss	1,317	1,290	184	489
Amortization of prior service cost	(110)	(132)	—	—
Amortization of transition obligation	—	—	107	116

Net periodic benefit cost	$3,582	$3,646	$1,326	$1,872

     During the three months ended March 31, 2009, the Company contributed $1.1 million to its defined benefit pension plans and $1.1 million to its other postretirement benefit plans.
     The Company expects to contribute approximately $14.6 million to its defined benefit pension plans and $5.4 million to its other postretirement benefit plans in 2009.
14. Restructuring and Impairment Charges
     A summary of restructuring and impairment charges is as follows:

	Three Months Ended
	March 31,
	2009	2008
Restructuring charges	$297	$53
Impairment charges	—	—

Total restructuring and impairment charges	$297	$53

Restructuring Charges
     During the three months ended March 31, 2009, Feed incurred restructuring charges of $0.3 million primarily related to employee severance due to reorganization of Feed personnel. The remaining liability at March 31, 2009 for severance and other exit costs, including restructuring charges incurred in 2008, was $2.0 million and was presented in accrued liabilities in the consolidated balance sheet.
     During the three months ended March 31, 2008, Dairy Foods incurred restructuring charges related to a long-term contractual obligation for waste-water treatment with the city of Greenwood as the result of a closed facility in Greenwood, Wisconsin.

15. Other (Income) Expense, Net

	Three Months Ended
	March 31,
	2009	2008
(Gain) loss on sale of investments	$(2,210)	$12
Gain on foreign currency exchange contracts on sale of investment	(177)	—

Total other (income) expense, net	$(2,387)	$12

     The Company’s consolidated balance sheet at December 31, 2008 reflected a $10.8 million receivable for cash proceeds expected to be received in 2009 for the sale of its investment in Agronomy Company of Canada Ltd. (“ACC”) within Agronomy. During the three months ended March 31, 2009, the Company received $6.4 million in cash. The remaining $4.4 million receivable represents the portion recorded by the Company at December 31, 2008 in accordance with the sales agreement requirement for a final purchase price true-up based on the audited financial statements for ACC as of December 31, 2008. The Company received the audited financial statements for ACC in 2009, which reflected significantly different financial results than expected or previously reported to the Company. The Company intends to dispute the results of the audit. However, based on the newly obtained information, the Company elected to establish a reserve for the amount in dispute and has recorded a $4.2 million loss on sale of investment for the three months ended March 31, 2009, which reduced the remaining receivable to the amount of the newly reported purchase price true-up.
     Additionally, during the three months ended March 31, 2009, the Company recognized a $6.4 million gain on sale of investment in Golden Oval. The sale of substantially all of Golden Oval’s assets to Rembrandt closed as of March 30, 2009. Upon closing of the asset sale, the Company recorded a receivable and corresponding gain on sale of investment, which represents the preferred payment related to the 880,492 Preferred Units that were converted to Class A units. The Company expects to receive an additional $6.0 million, approximately, of cash distributions from Golden Oval related to the asset sale in various amounts during 2009 and will record a further gain on sale of investment as cash is received. Once these distributions are complete, all 1,577,842 Class A units held by the Company are expected to have no remaining value.
     During the three months ended March 31, 2008, the Company recognized a loss on sale of an investment held by the Feed segment.
     During the three months ended March 31, 2009, the Company received $0.5 million in cash and recognized a $0.2 million gain on foreign currency exchange contracts on the sale of its investment related to ACC.
16. Insurance Proceeds
     In October 2008, the Company received notification from its insurance carrier that it would receive $6.7 million of insurance proceeds for the replacement of capital assets at a Feed facility in Statesville, North Carolina that was destroyed by fire in 2005. At December 31, 2008, $6.4 million remained as a receivable in the consolidated balance sheet of which $4.4 million was received during the three months ended March 31, 2009. As of March 31, 2009, $2.0 million remained as a receivable in the consolidated balance sheet. Subsequently, in April 2009, the Company received an additional $2.0 million in insurance proceeds. The Company does not anticipate any further significant insurance recoveries, beyond amounts already accrued, related to the Statesville fire.
17. Commitments and Contingencies
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study (the “EIS”). Despite delays in the completion of the draft EIS, the Company anticipates that the USDA will issue its final EIS in early 2010. Although the Company believes the outcome of the EIS will be favorable, which would allow for the reintroduction of the product into the market by 2010, there are approximately $10.5 million of purchase commitments with seed producers over the next year and $26.0 million of inventory as of March 31, 2009, which could negatively impact future earnings if the results of the study are unfavorable or delayed.

     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. On January 6, 2009, the EPA issued a Unilateral Administrative Order (“UAO”) directing the Company to perform remedial design and remedial action (“RD/RA”) at the Site. The Company filed its Notice of Intent to Comply with the UAO on February 10, 2009. On April 20, 2009, the EPA issued its authorization to proceed with RD/RA activities. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. The Company initiated litigation against two carriers on February 18, 2009. As of March 31, 2009, based on the most recent facts and circumstances available to the Company, an $8.9 million environmental reserve recorded in a prior period remained in the Company’s consolidated financial statements.
     On October 27, 2008, MoArk and its wholly owned subsidiary, Norco Ranch, Inc. (“Norco”), received Civil Investigative Demands from the Office of the Attorney General of the State of Florida seeking documents and information relating to the production and sale of eggs and egg products. MoArk and Norco are cooperating with the Office of the Attorney General of the State of the State of Florida. We cannot predict what, if any, the impact of this inquiry and any results from such inquiry could have on the future financial position or results of operations of MoArk, Norco or the Company.
     Between September 2008 and January 2009, a total of twenty-two related class action lawsuits were filed against a number of producers of eggs and egg products in three different jurisdictions alleging violations of antitrust laws. MoArk was named as a defendant in twenty-one of the cases. Norco Ranch, Inc., was named as a defendant in thirteen of the cases. The Company was named as a defendant in eight cases. The cases have been consolidated for pretrial proceedings in the District Court for the Eastern District of Pennsylvania, and two separate consolidated amended class action complaints have been filed: one on behalf of those persons who purchased eggs or egg products directly from defendants, and the second on behalf of “indirect” purchasers (i.e. persons who purchased eggs, egg products, or products containing eggs from defendants’ customers). The consolidated amended complaints allege concerted action by producers of shell eggs to restrict output and thereby increase the price of shell eggs and egg products. The Plaintiffs in these suits seek unspecified damages and injunctive relief on behalf of all purchasers of eggs and egg products, as well as attorneys’ fees and costs. MoArk, Norco and the Company deny the allegations set forth in the complaints. The Company cannot predict what, if any, the impact of these lawsuits could have on the future financial position or results of operations of MoArk, Norco, or the Company.
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
     In May 2008, the Company experienced a fire at a Feed facility located in Caldwell, Idaho. Damage was extensive and caused operations to cease. Costs of repair or replacement of inventory, property, plant, and equipment were covered under the terms of applicable insurance policies, subject to deductibles. A receivable of $1.0 million related to the carrying value of the inventory and property, plant and equipment remained recorded as of March 31, 2009. The Company expects to receive insurance proceeds in excess of its deductible in 2009.
     In 2005, MoArk sold its Lakeview, California property and simultaneously entered into an asset lease agreement for a portion of the property. This agreement required the Company to treat the proceeds received as a financing transaction. Therefore, no gain was recognized on the transaction at that time. In January 2009, MoArk renegotiated the terms of the lease whereas the new lease qualified for sales-leaseback accounting as it was classified as an operating lease pursuant to SFAS No. 13, “Accounting for Leases”. As such, $3.3 million of previously deferred gain on the sale of the property was recognized for the three months ended March 31, 2009. The Company will continue to ratably recognize the remainder of the deferred gain of $1.6 million over the life of the new lease.

18. Subsequent Event
     On April 9, 2009, the Company announced that Agriliance LLC (a 50-50 joint venture between the Company and CHS Inc.) entered into an operating lease and an asset purchase agreement with Agri-AFC, LLC (“AFC”), a wholesale and retail crop inputs supplier. AFC is a joint venture between Alabama Farmers Cooperative, Inc. and Winfield Solutions, LLC, a Land O’Lakes company. Under the terms of the transaction documents, AFC will immediately begin operating nine former Agriliance retail locations located in Georgia and Mississippi, and will purchase the working capital, primarily inventory, associated with such locations. The parties expect to transfer the property, plant and equipment located at these sites by the end of July 2009.
     On April 15, 2009, the Company announced its intent to close one of its Dairy Foods facilities. All 120 employees at the Madison, Wisconsin plant will be affected by the closure. The Company noted that it was no longer cost effective to produce butter at the Madison location. The Company operates several other butter manufacturing facilities across the country and expects to increase production at those facilities to help compensate for the capacity that will be lost once the Madison location is closed. The Company plans to ramp down its production lines at this facility prior to June 30, 2009.
     On May 4, 2009, the Company announced that it had closed a $175 million increase to the revolving credit facility, bringing the total capacity to $400 million. Pricing on the facility was increased due to current market rates. Based on the Company’s leverage ratio at the end of March 2009, the LIBOR margin for the revolving credit facility was increased to 250 basis points and the spread for the Alternative Base Rate was increased to 150 basis points, effective from the closing date.
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
     Agronomy consists primarily of the operations of Winfield Solutions, LLC (“Winfield”), a wholly owned subsidiary. Winfield operates primarily as a wholesale distributor of crop protection products, including herbicides, pesticides, fungicides and adjuvants. Agronomy also includes the Company’s 50% ownership in Agriliance, which operates retail agronomy distribution businesses and is accounted for under the equity method.
     Layers consists of the Company’s MoArk subsidiary. MoArk produces, distributes and markets shell eggs that are sold to retail and wholesale customers for consumer and industrial use, primarily in the United States.
     Other/Eliminated includes the Company’s remaining operations and the elimination of intersegment transactions. Other operations consist principally of a captive insurance company, a finance company, and a special purpose entity related to the Company’s securitization facility.
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

     Segment Information for the three months ended March 31, 2009 and 2008 is as follows:

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended March 31, 2009:
Net sales (1)	$753,238	$893,752	$775,142	$408,417	$138,227	$(21,462)	$2,947,314
Cost of sales (2)	722,106	821,399	663,786	375,243	126,690	(21,954)	2,687,270
Selling, general and administrative	49,629	62,311	22,570	21,812	5,999	952	163,273
Restructuring and impairment charges	—	297	—	—	—	—	297
Interest expense (income), net	1,961	6,426	2,272	1,763	2,382	(1,606)	13,198
Other expense (income), net	—	—	—	4,060	(6,447)	—	(2,387)
Equity in (earnings) losses of affiliated companies	(2,572)	(1,988)	—	13,292	(1,568)	—	7,164

(Loss) earnings before income taxes	$(17,886)	$5,307	$86,514	$(7,753)	$11,171	$1,146	$78,499

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended March 31, 2008:
Net sales (1)	$1,048,059	$941,732	$627,117	$487,151	$181,142	$(28,202)	$3,256,999
Cost of sales (2)	1,006,222	861,641	560,681	457,840	147,291	(27,383)	3,006,292
Selling, general and administrative	46,951	63,392	22,712	24,577	8,997	950	167,579
Restructuring and impairment charges	53	—	—	—	—	—	53
Interest expense (income), net	2,540	7,184	692	4,499	3,600	(1,380)	17,135
Other expense, net	—	12	—	—	—	—	12
Equity in (earnings) losses of affiliated companies	(2,598)	119	—	9,471	(11,094)	—	(4,102)

(Loss) earnings before income taxes	$(5,109)	$9,384	$43,032	$(9,236)	$32,348	$(389)	$70,030

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
(1) Net sales includes intersegment sales of:
2009	$1,707	$9,149	$9,529	$1,934	$—	$(22,319)	$—
2008	2,158	10,745	8,926	9,656	—	(31,485)	—

(2) Cost of sales includes period-to-period change in unrealized hedging (gains) losses of:
2009	$2,023	$(5,577)	$(1,704)	$(127)	$(115)	$8,025	$2,525
2008	(1,670)	14,508	6,338	—	7,755	1,010	27,941

20. Consolidating Financial Information
     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. The Guarantor Subsidiaries consist primarily of Winfield Solutions, LLC and Land O’Lakes Purina Feed LLC. The Non-Guarantor Subsidiaries consist primarily of: MoArk, LLC; LOL SPV, LLC; LOL Finance Co.; a wholly owned foreign subsidiary and various majority-owned consolidated joint ventures.
     In January and February 2008, the Company acquired partial interests in four joint ventures which are part of Winfield, but are non-guarantors of the Company’s financing arrangements. Accordingly, the consolidated joint ventures’ financial information has been included with the non-guarantor subsidiaries as of and for the three months ended March 31, 2008. Subsequently, in July 2008, three of the four joint ventures were deconsolidated due to renegotiated operating agreements. Accordingly, one remaining consolidated joint venture’s financial information has been included with the non-guarantor subsidiaries as of and for the three months ended March 31, 2009. The financial information related to the three deconsolidated joint ventures was included in the non-guarantor subsidiaries until the date of deconsolidation and subsequently has been included as equity method investments in the financial results of Winfield.
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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
March 31, 2009

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$9,451	$29	$24,010	$—	$33,490
Receivables, net	391,645	568,167	1,124,660	(638,780)	1,445,692
Intercompany receivables, net	85,194	53,567	1,240	(140,001)	—
Inventories	373,429	759,408	94,949	—	1,227,786
Prepaid assets	111,835	108,328	2,699	—	222,862
Other current assets	77,509	10,929	2,220	—	90,658

Total current assets	1,049,063	1,500,428	1,249,778	(778,781)	3,020,488

Investments	1,083,610	54,850	16,126	(853,060)	301,526
Property, plant and equipment, net	267,477	292,002	113,315	—	672,794
Goodwill, net	191,935	64,532	20,916	—	277,383
Other intangibles, net	1,607	110,504	6,888	—	118,999
Other assets	67,621	41,506	60,159	(3,898)	165,388

Total assets	$2,661,313	$2,063,822	$1,467,182	$(1,635,739)	$4,556,578

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$113,000	$2,377	$1,121,876	$(619,702)	$617,551
Current portion of long-term debt	15	50	2,503	—	2,568
Accounts payable	304,683	744,471	35,866	(22,047)	1,062,973
Intercompany payable, net	—	149,580	(9,579)	(140,001)	—
Customer advances	96,183	321,202	4,249	—	421,634
Accrued liabilities	212,489	206,806	30,947	(929)	449,313
Patronage refunds and other member equities payable	60,118	—	—	—	60,118

Total current liabilities	786,488	1,424,486	1,185,862	(782,679)	2,614,157

Long-term debt	513,190	58	18,552	—	531,800
Employee benefits and other liabilities	344,614	29,061	5,629	—	379,304
Commitments and contingencies

Equities:
Capital stock	1,597	(34)	2,935	(2,901)	1,597
Additional paid-in capital	—	200,993	73,677	(274,670)	—
Member equities	970,293	—	—	—	970,293
Accumulated other comprehensive loss	(151,609)	(1)	(55)	56	(151,609)
Retained earnings	196,740	409,259	166,286	(575,545)	196,740

Total Land O’Lakes, Inc. equities	1,017,021	610,217	242,843	(853,060)	1,017,021
Noncontrolling interests	—	—	14,296	—	14,296

Total equities	1,017,021	610,217	257,139	(853,060)	1,031,317

Total liabilities and equities	$2,661,313	$2,063,822	$1,467,182	$(1,635,739)	$4,556,578

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2009

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,494,323	$1,273,687	$179,304	$—	$2,947,314
Cost of sales	1,351,406	1,167,679	168,185	—	2,687,270

Gross profit	142,917	106,008	11,119	—	260,044
Selling, general and administrative	74,021	80,125	9,127	—	163,273
Restructuring and impairment charges	—	297	—	—	297

Earnings from operations	68,896	25,586	1,992	—	96,474

Interest expense (income), net	19,121	(2,134)	(3,789)	—	13,198
Other (income) expense, net	(2,413)	26	—	—	(2,387)
Equity in (earnings) losses of affiliated companies	(27,753)	(305)	(1,568)	36,790	7,164

Earnings before income taxes	79,941	27,999	7,349	(36,790)	78,499
Income tax (benefit) expense	(2,749)	562	962	—	(1,225)

Net earnings	82,690	27,437	6,387	(36,790)	79,724
Less: net losses attributable to noncontrolling interests	—	(42)	(2,924)	—	(2,966)

Net earnings attributable to Land O’Lakes, Inc.	$82,690	$27,479	$9,311	$(36,790)	$82,690

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2009

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings attributable to Land O’Lakes, Inc.	$82,690	$27,479	$9,311	$(36,790)	$82,690
Adjustments to reconcile net earnings attributable to Land O’Lakes, Inc. to net cash used by operating activities:
Depreciation and amortization	9,339	9,529	2,227	—	21,095
Amortization of deferred financing costs	402	114	85	—	601
Bad debt recovery	(306)	(297)	(341)	—	(944)
Proceeds from patronage revolvement received	89	30	—	—	119
Non-cash patronage income	(437)	212	—	—	(225)
Deferred income tax benefit	(2,819)	—	—	—	(2,819)
Increase in other assets	(218)	(1,053)	(22)	14	(1,279)
Increase (decrease) in other liabilities	8,918	(103)	(9)	—	8,806
Restructuring and impairment charges	—	297	—	—	297
(Gain) loss on sale of investments	(2,236)	26	—	—	(2,210)
Gain on foreign currency exchange contracts on sale of investment	(177)	—	—	—	(177)
Equity in (earnings) losses of affiliated companies	(27,753)	(305)	(1,568)	36,790	7,164
Dividends from investments in affiliated companies	356	2,000	2,902	—	5,258
Net loss attributable to noncontrolling interests	—	(42)	(2,924)	—	(2,966)
Other	(190)	27	(3,286)	—	(3,449)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(116,343)	(131,913)	(194,542)	90,724	(352,074)
Inventories	3,721	(152,643)	5,114	—	(143,808)
Prepaids and other current assets	609,205	307,753	1,059	—	918,017
Accounts payable	(112,624)	4,924	(5,381)	908	(112,173)
Customer advances	(546,997)	(80,215)	3,141	—	(624,071)
Accrued liabilities	44,735	8,366	(12,391)	2,589	43,299

Net cash used by operating activities	(50,645)	(5,814)	(196,625)	94,235	(158,849)
Cash flows from investing activities:
Additions to property, plant and equipment	(24,222)	(6,438)	(6,265)	—	(36,925)
Investments in affiliates	(75)	(340)	—	—	(415)
Proceeds from sale of investments	5,568	—	—	—	5,568
Proceeds from foreign currency exchange contracts on sale of investment	518	—	—	—	518
Proceeds from sale of property, plant and equipment	6	836	—	—	842
Insurance proceeds for replacement assets	—	4,415	—	—	4,415
Change in notes receivable	(742)	(28)	1,032	—	262
Other	(2)	250	—	—	248

Net cash used by investing activities	(18,949)	(1,305)	(5,233)	—	(25,487)
Cash flows from financing activities:
Increase in short-term debt	93,002	133	209,281	(94,235)	208,181
Proceeds from issuance of long-term debt	—	10	—	—	10
Principal payments on long-term debt and capital lease obligations	(7)	(16)	(633)	—	(656)
Payments for redemption of member equities	(18,853)	—	—	—	(18,853)
Other	(82)	(7)	(1,587)	—	(1,676)

Net cash provided by financing activities	74,060	120	207,061	(94,235)	187,006

Net increase (decrease) in cash and cash equivalents	4,466	(6,999)	5,203	—	2,670
Cash and cash equivalents at beginning of period	4,985	7,028	18,807	—	30,820

Cash and cash equivalents at end of period	$9,451	$29	$24,010	$—	$33,490

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2008

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,985	$7,028	$18,807	$—	$30,820
Receivables, net	130,313	580,897	941,107	(548,056)	1,104,261
Intercompany receivables, net	238,447	9,633	1,240	(249,320)	—
Inventories	377,150	606,765	100,063	—	1,083,978
Prepaid assets	686,331	410,295	4,379	—	1,101,005
Other current assets	105,190	16,715	1,599	—	123,504

Total current assets	1,542,416	1,631,333	1,067,195	(797,376)	3,443,568

Investments	1,058,744	57,027	16,517	(817,801)	314,487
Property, plant and equipment, net	252,638	294,212	111,411	—	658,261
Goodwill, net	191,936	64,532	20,708	—	277,176
Other intangibles, net	2,113	111,763	7,106	—	120,982
Other assets	71,684	40,553	58,485	(3,884)	166,838

Total assets	$3,119,531	$2,199,420	$1,281,422	$(1,619,061)	$4,981,312

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$19,998	$2,244	$912,595	$(525,467)	$409,370
Current portion of long-term debt	281	50	2,533	—	2,864
Accounts payable	418,156	739,547	41,247	(22,955)	1,175,995
Intercompany payables, net	—	246,342	2,978	(249,320)	—
Customer advances	643,180	401,417	1,108	—	1,045,705
Accrued liabilities	185,234	198,440	43,338	(3,518)	423,494
Patronage refunds and other member equities payable	37,751	—	—	—	37,751

Total current liabilities	1,304,600	1,588,040	1,003,799	(801,260)	3,095,179

Long-term debt	512,785	71	19,099	—	531,955
Employee benefits and other liabilities	325,294	29,047	4,063	—	358,404
Commitments and contingencies

Equities:
Capital stock	1,611	(34)	2,935	(2,901)	1,611
Additional paid-in capital	—	200,643	73,885	(274,528)	—
Member equities	947,141	—	—	—	947,141
Accumulated other comprehensive loss	(150,277)	(15)	(31)	46	(150,277)
Retained earnings	178,377	381,679	158,739	(540,418)	178,377

Total Land O’Lakes, Inc. equities	976,852	582,273	235,528	(817,801)	976,852
Noncontrolling interests	—	(11)	18,933	—	18,922

Total equities	976,852	582,262	254,461	(817,801)	995,774

Total liabilities and equities	$3,119,531	$2,199,420	$1,281,422	$(1,619,061)	$4,981,312

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2008

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,636,597	$1,364,571	$255,831	$—	$3,256,999
Cost of sales	1,536,532	1,268,501	201,259	—	3,006,292

Gross profit	100,065	96,070	54,572	—	250,707
Selling, general and administrative	71,047	79,831	16,701	—	167,579
Restructuring and impairment charges	53	—	—	—	53

Earnings from operations	28,965	16,239	37,871	—	83,075

Interest expense (income), net	14,982	3,203	(1,050)	—	17,135
Other expense, net	—	12	—	—	12
Equity in (earnings) losses of affiliated companies	(48,991)	81	(11,093)	55,901	(4,102)

Earnings before income taxes	62,974	12,943	50,014	(55,901)	70,030
Income tax expense	1,691	71	5,160	—	6,922

Net earnings	61,283	12,872	44,854	(55,901)	63,108
Less: net earnings attributable to noncontrolling interests	—	—	1,825	—	1,825

Net earnings attributable to Land O’Lakes, Inc.	$61,283	$12,872	$43,029	$(55,901)	$61,283

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings attributable to Land O’Lakes, Inc.	$61,283	$12,872	$43,029	$(55,901)	$61,283
Adjustments to reconcile net earnings attributable to Land O’Lakes, Inc. to net cash provided (used) by operating activities:
Depreciation and amortization	9,760	10,168	2,218	—	22,146
Amortization of deferred financing costs	489	—	36	—	525
Bad debt expense	388	460	138	—	986
Proceeds from patronage revolvement received	1,560	—	—	—	1,560
Non-cash patronage income	(783)	(548)	—	—	(1,331)
Deferred income tax benefit	(14,631)	—	—	—	(14,631)
Increase in other assets	(425)	(537)	(30)	44	(948)
Increase in other liabilities	5,801	(76)	—	—	5,725
Restructuring and impairment charges	53	—	—	—	53
Loss on sale of investment	—	12	—	—	12
Equity in (earnings) losses of affiliated companies	(48,991)	81	(11,093)	55,901	(4,102)
Dividends from investments in affiliated companies	227	500	4,721	—	5,448
Net earnings attributable to noncontrolling interests	—	—	1,825	—	1,825
Other	(189)	5	(10)	—	(194)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(95,538)	(38,902)	(353,163)	36,976	(450,627)
Inventories	34,607	(124,781)	(22,475)	—	(112,649)
Prepaids and other current assets	422,705	(64,662)	(3,161)	(2)	354,880
Accounts payable	40,143	139,454	23,296	2,375	205,268
Customer advances	(465,392)	37,163	(899)	—	(429,128)
Accrued liabilities	64,020	23,934	2,249	1,080	91,283

Net cash provided (used) by operating activities	15,087	(4,857)	(313,319)	40,473	(262,616)
Cash flows from investing activities:
Additions to property, plant and equipment	(4,221)	(9,106)	(10,989)	—	(24,316)
Acquisitions, net of cash acquired	—	—	(6,419)	—	(6,419)
Investments in affiliates	(50,600)	—	(235)	—	(50,835)
Distributions from investments in affiliated companies	—	—	4,448	—	4,448
Proceeds from sale of investments	—	49	—	—	49
Proceeds from sale of property, plant and equipment	—	66	—	—	66
Change in notes receivable	(5,657)	500	(881)	—	(6,038)
Other	(208)	—	(268)	—	(476)

Net cash used by investing activities	(60,686)	(8,491)	(14,344)	—	(83,521)
Cash flows from financing activities:
Increase (decrease) in short-term debt	56,347	(2,429)	328,486	(40,473)	341,931
Proceeds from issuance of long-term debt	(1,559)	—	2,225	—	666
Principal payments on long-term debt and capital lease obligations	(499)	(196)	(11,998)	—	(12,693)
Payments for redemption of member equities	(22,161)	—	—	—	(22,161)
Distribution to members	30,900	—	(30,900)	—	—
Other	(36)	—	—	—	(36)

Net cash provided (used) by financing activities	62,992	(2,625)	287,813	(40,473)	307,707

Net increase (decrease) in cash and cash equivalents	17,393	(15,973)	(39,850)	—	(38,430)
Cash and cash equivalents at beginning of period	12,411	17,036	87,392	—	116,839

Cash and cash equivalents at end of period	$29,804	$1,063	$47,542	$—	$78,409

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.
Overview
General
     We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. For the three months ended March 31, 2009, we reported net sales of $2.9 billion and net earnings of $82.7 million, compared to net sales of $3.3 billion and net earnings of $61.3 million for the three months ended March 31, 2008. The primary drivers for the increase in net earnings were improved earnings in Seed and Agronomy, partially offset by declines in Layers, Dairy Foods and Feed.
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study (the “EIS”). Despite delays in the completion of the draft EIS, the Company anticipates that the USDA will issue its final EIS in early 2010. Although the Company believes the outcome of the EIS will be favorable, which would allow for the reintroduction of the product into the market by 2010, there are approximately $10.5 million of purchase commitments with seed producers over the next year and $26.0 million of inventory as of March 31, 2009, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. On January 6, 2009, the EPA issued a Unilateral Administrative Order (“UAO”) directing the Company to perform remedial design and remedial action (“RD/RA”) at the Site. The Company filed its Notice of Intent to Comply with the UAO on February 10, 2009. On April 20, 2009, the EPA issued its authorization to proceed with RD/RA activities. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. The Company initiated litigation against two carriers on February 18, 2009. As of March 31, 2009, based on the most recent facts and circumstances available to the Company, an $8.9 million environmental reserve recorded in a prior period remained in the Company’s consolidated financial statements.
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
     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the three months ended March 31, 2009, bulk cheese, which is generally priced on the date of make, represented approximately 10% of the Dairy Foods segment’s net sales. For the three months ended March 31, 2009, bulk milk, which also is not subject to significant commodity price risk, represented approximately 34% of the Dairy Foods segment’s net sales.
     We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we inventory significant amounts of butter. Demand for butter typically is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the three months ended March 31, 2009, retail and foodservice net sales represented approximately 37% of Dairy Foods net sales. We also maintain inventory of nonfat dry milk, which is a by-product of our butter production process. The nonfat dry milk is held in inventory until it is sold to customers.
     Market prices for commodities such as butter, cheese and non fat dry milk can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly CME (Chicago Mercantile Exchange) market price for butter was $1.11 in January 2009, and the highest monthly market price was $1.73 in October 2008. In the past three years, the lowest monthly CME market price for block cheese was $1.08 in January 2009 and the highest monthly market price was $2.10 in May 2008. In the past three years, the lowest monthly NASS (National Agricultural Statistics Survey) market price for non fat dry milk was $0.82 in March 2009 and the highest monthly market price was $2.06 in October 2007. The per pound average market price for the three months ended March 31 is as follows:

	For the three months ended
	March 31,
	2009	2008
Per pound market price average for three months ended:
Butter (CME)	$1.13	$1.26
Block cheese (CME)	1.18	1.88
Non fat dry milk (NASS)	0.82	1.36
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
     Layers. MoArk, LLC (“MoArk”) produces, distributes and markets shell eggs. MoArk’s sales and earnings are driven, in large part, by egg prices. For the three months ended March 31, 2009, egg prices averaged $1.16 per dozen, as measured by the Urner Barry Midwest Large market, compared to egg prices of $1.62 per dozen for the three months ended March 31, 2008.
Derivative Commodity Instruments
     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed, and soybeans in Seed. Derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures and options contracts for open positions are marked-to-market each month and these unrealized gains or losses (“unrealized hedging gains and losses”) are recognized in earnings and are fully taxed and applied to retained earnings in our consolidated balance sheet. Amounts recognized in earnings before income taxes (primarily reflected in cost of sales), for the three months ended March 31 are as follows:

	For the three months ended
	March 31,
	2009	2008
	($ in millions)
Unrealized hedging loss	$(2.5)	$(27.9)
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
Recoverability of Long-Lived Assets
     The Company tests for the impairment of goodwill and other unamortized trademarks and license agreements on at least an annual basis, and whenever events or circumstances make it likely that an impairment may have occurred, such as a significant adverse change in the business climate. The Company performed its annual impairment test of goodwill and other unamortized trademarks and license agreements during the fourth quarter of 2008 and concluded that no write downs or impairments were required at that time. While the Company currently believes that goodwill and unamortized trademarks and license agreements are not impaired, materially different assumptions regarding the future performance of its businesses could result in significant impairment losses. Specifically, within Feed, changes in the current business conditions could bring about significant differences between actual and projected financial results and cause the Company to incur an impairment loss related to its goodwill or unamortized trademarks or license agreements. As presented herein, Feed has been negatively impacted by economic conditions and has underperformed during the three months ended March 31, 2009 compared to the same period in 2008. We will continue to monitor the economic situation, the business environment and our outlook for our full fiscal year to determine whether a triggering event has occurred.

Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method; losses and earnings from unconsolidated businesses for the three months ended March 31 are as follows:

	For the three months ended
	March 31,
	2009	2008
	(in millions)
(Losses) earnings from unconsolidated businesses	$(7.2)	$4.1
     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost.
     Our investment in unconsolidated businesses was $301.5 million as of March 31, 2009 and $344.4 million as of March 31, 2008. Cash flow from investments in unconsolidated businesses was $5.3 million for the three months ended March 31, 2009 compared to $9.9 million for the three months ended March 31, 2008.
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
     Our investment in Agriliance was $164.5 million as of March 31, 2009 and $176.2 million as of December 31, 2008. For the three months ended March 31, 2009 and 2008, we recorded $11.7 million and $8.3 million of equity losses related to Agriliance, respectively. Agriliance’s results were unfavorably impacted during the three months ended March 31, 2009 compared to March 31, 2008 primarily due to lower margins in crop nutrients.
     Results of Operations
Three months ended March 31, 2009 as compared to three months ended March 31, 2008
Overview of Results

	For the three months ended March 31,
			Increase
	2009	2008	(Decrease)
	($ in millions)
Net earnings	$82.7	$61.3	$21.4
     Net earnings increased $21.4 million in the three months ended March 31, 2009 compared to the same period in the prior year. Net earnings include the impact of the year-to-year change in unrealized hedging gains and losses on derivative contracts due to volatility in commodity markets. Unrealized hedging gains and losses in earnings represent the change in value of open derivative instruments from one period to another versus what will be effectively realized by the Company once the instruments expire and the underlying commodity purchases or product sales being hedged occur. In 2009, net earnings included $1.5 million, net of income taxes, for unrealized hedging losses compared to unrealized hedging losses of $17.2 million for the three months ended March 31, 2008, net of income taxes.
     In 2009, net earnings also included a $4.0 million gain, net of income taxes, related to our investment in Golden Oval Eggs, LLC. Excluding the unrealized hedging gains and losses and gain related to the Golden Oval Eggs, LLC investment, the Company’s net earnings increased $1.7 million compared to the same period last year. Earnings growth in Seed and Agronomy were mostly offset by earnings declines in Layers, Feed and Dairy Foods.

	For the three months ended March 31,
			Increase
	2009	2008	(Decrease)
	($ in millions)
Net sales	$2,947.3	$3,257.0	$(309.7)

Net sales increased $148.0 million in Seed and declined in Dairy Foods, Agronomy, Feed and Layers by $294.9 million, $78.8 million, $47.9 million and $42.9 million, respectively. The decrease in net sales was primarily driven by lower market pricing in milk, cheese and eggs and lower volume in Agronomy as customers built inventory ahead of price increases in the fall of 2008, reducing demand in 2009. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$260.0	$250.7	$9.3

Gross profit increased in the three months ended March 31, 2009 largely driven by Seed and improvements in unrealized hedging losses. These increases were mostly offset by declining markets in Dairy Foods and Layers which resulted in lower gross profit in both of those segments. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$163.3	$167.6	$(4.3)

The decrease in selling, general and administrative expense compared to the prior year was primarily due to lower expenses in Layers due to a $3.3 million gain on the sale of fixed assets.

Restructuring and impairment charges	$0.3	$0.1	$0.2

During the three months ended March 31, 2009, Feed incurred restructuring charges primarily related to employee severance due to reorganization of Feed personnel. During the three months ended March 31, 2008, Dairy Foods incurred restructuring charges related to a long-term contractual obligation for waste-water treatment with the City of Greenwood as the result of a closed facility in Greenwood, Wisconsin.

Interest expense, net	$13.2	$17.1	$(3.9)

The decrease in interest expense was largely due to lower interest rates. The total debt level remained relatively flat in the current year versus the prior year.

Equity in (losses) earnings of affiliated companies	$(7.2)	$4.1	$(11.3)

Decreased equity in earnings of affiliated companies is primarily related to lower earnings from Layers and Agriliance investments. In Layers, equity method investments had earnings of $1.6 million for the three months ended March 31, 2009, compared to equity earnings of $11.1 million for the same period of 2008, primarily due to lower egg prices impacting the results of equity method investees. Results for the three months ended March 31, 2009 included equity losses from Agriliance of $11.7 million compared to equity losses of $8.3 million for the same period of 2008. A discussion of net earnings for Agriliance can be found under the caption “Overview —Unconsolidated Businesses.”

Income tax (benefit) expense	$(1.2)	$6.9	$(8.1)
     Income tax (benefit) expense for the three months ended March 31, 2009 and March 31, 2008 resulted in an effective tax rate of (1.6)% and 9.9% respectively. As a cooperative, earnings from member business that meet certain requirements, known as “patronage income,” are deductible from taxable income. The federal and state statutory rate applied to nonmember business activity was 38.3% for the three month periods ended March 31, 2009 and 2008. Income tax expense, and the difference between the effective tax rate and statutory tax rate, vary each year based upon patronage business activity and the level of profitability of nonmember business during each of the comparable years. The tax benefit for the three months ended March 31, 2009 was primarily the result of non-member earnings offset by the book-tax reporting differences for domestic production activities deduction

     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or have similar customers. We have five segments: Dairy Foods, Feed, Seed, Agronomy and Layers.
Dairy Foods

	For the three months ended March 31,
($ in millions)	2009	2008	% change
Net sales	$753.2	$1,048.1	(28.1)%
Gross profit	31.1	41.8	(25.6)%
Gross profit % of net sales	4.1%	4.0%

Increase
(decrease)
Net Sales Variance	(In millions)
Pricing / product mix impact	$(298.0)
Volume impact	3.1

Total decrease	$(294.9)
     The net sales decrease in the three months ended March 31, 2009 was primarily driven by the unfavorable pricing / mix variance of $298.0 million, mostly due to industrial operations. Industrial operations, Dairy Solutions (previously referred to as Foodservice), and Consumer Cheese net sales declined $256.3 million, $25.2 million and $7.4 million, respectively, compared to the same period last year due to lower milk and cheese market prices. The favorable volume variance of $3.1 million was driven by Dairy Solutions and industrial operations as volumes increased $15.5 million and $7.3 million, respectively, mostly offset by volume declines in resale and international of $10.4 million and $7.8 million, respectively, compared to the prior year.

Increase
(decrease)
Gross Profit Variance	(In millions)
Margin / product mix impact	$(6.0)
Volume impact	(1.0)
Unrealized hedging	(3.7)

Total decrease	$(10.7)
     The negative margin / mix variance of $6.0 million was primarily due to declining milk and cheese markets over the prior year. The lower gross profit was also driven by a volume decline of $1.0 million and the effect of a $3.7 million decline due to unrealized hedging losses compared to unrealized hedging gains for the same period in 2008.
Feed

	For the three months ended March 31,
($ in millions)	2009	2008	% change
Net sales	$893.8	$941.7	(5.1)%
Gross profit	72.4	80.1	(9.6)%
Gross profit % of net sales	8.1%	8.5%

Increase
(decrease)
Net Sales Variance	(In millions)
Pricing / product mix impact	$5.6
Volume impact	(53.5)

Total decrease	$(47.9)
     The $5.6 million favorable pricing / mix variance was primarily due to a shift in sales within product mix resulting in increased sales in premix, livestock and lifestyle of $22.7 million, $19.2 million and $3.5 million, respectively. These gains were mostly offset by declines in ingredients and animal milk of $24.2 million and $15.0 million, respectively.

Grass cattle and dairy feed accounted for the largest increases in the livestock category as higher selling prices drove improved margins. In lifestyle, increased prices of horse feed accounted for the majority of the increase. The unfavorable volume variance of $53.5 million was mainly due to declines in the livestock category. Grass cattle and dairy feed experienced weaker demand, resulting in volume decreases of $20.8 million and $20.6 million, respectively. In lifestyle, volume increased $13.3 million on companion animal feed, which was mostly offset by a $12.3 million decline in horse feed. Premix and ingredients volumes experienced weaker demand and volumes decreased $6.0 million and $3.7 million, respectively.

Increase
(decrease)
Gross Profit Variance	(In millions)
Margin / product mix impact	$(21.4)
Volume impact	(6.4)
Unrealized hedging	20.1

Total decrease	$(7.7)
     Gross profit declined primarily due to the negative margin / product mix impact of $21.4 million. Gross profit decreased in livestock, ingredients and lifestyle by $8.5 million, $5.8 million and $3.5 million, respectively. In livestock, pricing pressures resulted in lower margins on commodity blends, swine, feedlot and grass cattle feed and ingredients margins did not keep pace with the strong prior year period. Lower volume negatively impacted gross profit by $6.4 million. In lifestyle, horse feed declined by $2.3 million and in livestock grass cattle and dairy feed declined by $2.1 million and $2.1 million, respectively. In addition, unrealized hedging gains in the current year versus unrealized hedging losses in the prior year favorably impacted gross profit by $20.1 million.
Seed

	For the three months ended March 31,
($ in millions)	2009	2008	% change
Net sales	$775.1	$627.1	23.6%
Gross profit	111.4	66.4	67.8%
Gross profit % of net sales	14.4%	10.6%

Increase
(decrease)
Net Sales Variance	(In millions)
Pricing / product mix impact	$131.5
Volume impact	16.2
Acquisitions and divestitures	0.3

Total increase	$148.0
     The $131.5 million pricing / mix variance was primarily related to a $58.5 million increase in corn sales due to higher market prices and a $57.3 million increase in soybean sales also due to increased market prices. The $16.2 million favorable volume variance was driven in large part by a $15.9 million increase in corn volume, as partnered brands gained market share. Also contributing to the positive volume variance was an $8.1 million increase in soybean volumes due to an expected increase in acres planted. Volume declined in alfalfa and sunflowers by $3.5 million and $3.3 million, respectively. The acquisitions and divestitures category includes the effect of the acquisition of the Seed Exchange forage grass business in 2008.

Increase
(decrease)
Gross Profit Variance	(In millions)
Margin / product mix impact	$39.9
Volume impact	(2.9)
Unrealized hedging	8.0

Total increase	$45.0
     The $39.9 million positive margin / product mix variance was driven by corn, soybeans and alfalfa with increases of $19.5 million, $14.8 million and $4.6 million, respectively. This gross profit improvement was mostly due to higher market prices in the current year. The $2.9 million unfavorable volume variance was primarily due to lower alfalfa and sunflower volumes. An $8.0 million positive change in unrealized hedging gains compared to unrealized hedging losses in the prior year also contributed to the higher gross profit in 2009.

Layers

	For the three months ended March 31,
($ in millions)	2009	2008	% change
Net sales	$138.2	$181.1	(23.7)%
Gross profit	11.5	33.9	(66.1)%
Gross profit % of net sales	8.3%	18.7%

Increase
(decrease)
Net Sales Variance	(In millions)
Pricing / product mix impact	$(43.0)
Volume impact	0.1

Total decrease	$(42.9)
     The $43.0 million negative pricing / mix variance was primarily driven by lower egg prices for the three months ended March 31, 2009 compared to the same period in 2008. The average quoted price based on the Urner Barry Midwest Large market decreased to $1.16 per dozen in 2009 compared to $1.62 per dozen in 2008. Volume was flat versus a year ago as volume growth in commodity eggs was offset by a decline in specialty eggs.

Increase
(decrease)
Gross Profit Variance	(In millions)
Margin / product mix impact	$(30.5)
Volume impact	0.2
Unrealized hedging	7.9

Total decrease	$(22.4)
     The margin / product mix decrease was primarily attributable to the decline in the average market price of eggs. Lower feed costs partially offset the impact of lower egg prices. There was also a $7.9 million positive impact of the change to unrealized hedging gains for the three months ended March 31, 2009 from unrealized hedging losses for the same period in 2008.
Agronomy

	For the three months ended March 31,
($ in millions)	2009	2008	% change
Net sales	$408.4	$487.2	(16.2)%
Gross profit	33.2	29.3	13.3%
Gross profit % of net sales	8.1%	6.0%

Increase
(decrease)
Net Sales Variance	(In millions)
Pricing / product mix impact	$43.3
Volume impact	(115.7)
Acquisitions and divestitures	(6.4)

Total decrease	$(78.8)
     The net sales decline for the three months ended March 31, 2009, compared to the three months ending March 31, 2008 was primarily volume driven. The $115.7 million unfavorable volume variance was due to lower volumes across most product groups as customers increased inventory levels in the fall of 2008 ahead of price increases, which lowered demand in 2009. This was partially offset by a $43.3 million favorable pricing variance due to higher product prices in the current year. The acquisitions and divestitures category includes the unfavorable impact of four Agriliance LLC (“Agriliance”) joint ventures that were distributed to the Company in early January and February 2008 and partially offset by the favorable impact of the Soy Genetics acquisition. In July 2008, three of the Agriliance joint ventures were deconsolidated and accounted for under the equity method after the joint venture agreements were renegotiated.

Increase
(decrease)
Gross Profit Variance	(In millions)
Margin / product mix impact	$17.6
Volume impact	(7.0)
Unrealized hedging	(0.2)
Acquisitions and divestitures	(6.5)

Total increase	$3.9
     Gross profit increased by $3.9 million due to high margins across most product groups. The favorable $17.6 million margin / product mix variance was primarily driven by strong margins on glyphosate. This was partially offset by $7.0 million lower volumes due to customers building inventory in the fall of 2008. The acquisitions and divestitures category includes a $7.3 million unfarovable impact of four Agriliance joint ventures that were distributed to the company in early January and February 2008 and a positive $0.8 million impact of the Soy Genetics acquisition. The unfavorable impact related to the joint ventures was due to the change in accounting to the equity method in July 2008 and also due to lower margins in crop nutruients.
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
     Total long-term debt, including the current portion, was $534.4 million at March 31, 2009 compared to $534.8 million at December 31, 2008. The decrease was primarily due to debt repayments for borrowings of consolidated subsidiaries.
     Our primary sources of debt at March 31, 2009 include a $225 million revolving credit facility, of which $100.0 million was outstanding, a $400 million receivables securitization facility, which was fully drawn down, $149.7 million in 9.00% senior secured notes, $174.0 million in 8.75% senior unsecured notes and $190.7 million of 7.45% capital securities.
     At March 31, 2009, $19.6 million of our long-term debt, including $4.3 million of capital lease obligations, was attributable to MoArk. Land O’Lakes does not provide any guarantees or support for MoArk’s debt. In addition, we had $0.4 million of other miscellaneous long-term debt at March 31, 2009.
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At March 31, 2009, we had available cash and cash equivalents on hand of $33.5 million. Total equities, excluding noncontrolling interests of $14.3 million, were $1,017.0 million at March 31, 2009.
Our total liquidity is as follows:

	As of	As of	As of
	March 31,	March 31,	December 31,
	2009	2008	2008
	($ in millions)
Cash and cash equivalents	$33.5	$78.4	$30.8
Availability on revolving credit facility	88.6	93.6	188.6
Availability on receivable securitization program	—	110.0	120.0
Availability on the Agriliance credit facility	7.0	20.0	—
Availability on the MoArk revolving credit facility	40.0	40.0	40.0

Total liquidity	$169.1	$342.0	$379.4
     On May 4, 2009, the Company announced that it had closed a $175 million increase to the revolving credit facility, bringing the total capacity to $400 million, which is not reflected in the liquidity shown above. We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business to make expected capital expenditures and to meet liquidity requirements for at least the next twelve months.

Cash Flows
     The following tables summarize the key elements in our cash flows for the following periods:
Operating Activities

	For the Three Months Ended
	March 31,
	2009	2008
	($ in millions)
Net earnings attributable to Land O’Lakes, Inc.	$82.7	$61.3
Adjustments to reconcile net earnings attributable to Land O’Lakes, Inc. to net cash used by operating activities	29.3	17.1
Changes in current assets and liabilities, net of acquisitions and divestitures	(270.8)	(341.0)

Net cash used by operating activities	$(158.8)	$(262.6)
     Net cash used by operating activities decreased $103.8 million in the three months ended March 31, 2009 compared to the same period in 2008. The decrease in cash used by operating activities was due to $21.4 million of increased net earnings attributable to Land O’Lakes, Inc. and a $70.2 million decrease in working capital requirements due to declines in commodity prices during the three months ended March 31, 2009, compared with the same period in 2008.
Investing Activities

	For the Three Months Ended
	March 31,
	2009	2008
	($ in millions)
Additions to property, plant and equipment	$(36.9)	$(24.3)
Acquisitions, net of cash acquired	—	(6.4)
Investments in affiliates	(0.4)	(50.8)
Distributions from investments in affiliated companies	—	4.4
Proceeds from sale of investments	5.6	—
Proceeds from foreign currency exchange contracts on sale of investment	0.5	—
Proceeds from sale of property, plant and equipment	0.8	0.1
Insurance proceeds for replacement assets	4.4	—
Change in notes receivable	0.3	(6.0)
Other	0.2	(0.5)

Net cash used by investing activities	$(25.5)	$(83.5)
     Net cash used by investing activities decreased $58.0 million for the three months ended March 31, 2009, compared to the same period in 2008. The decrease was primarily related to the $50.0 million of additional investment in Agriliance for the three months ended March 31, 2008 with no comparable investment for the three months ended March 31, 2009.
     We expect total capital expenditures to be approximately $170 million in 2009. Of that amount, we currently estimate that a minimum range of $50 million to $60 million of ongoing maintenance capital expenditures will be required.
Financing Activities

	For the Three Months Ended
	March 31,
	2009	2008
	($ in millions)
Increase in short-term debt, net	$208.2	$341.9
Proceeds from issuance of long-term debt	—	0.7
Principal payments on long-term debt and obligations under capital lease	(0.7)	(12.7)
Payments for redemption of member equities	(18.9)	(22.2)
Other	(1.6)	—

Net cash provided by financing activities	$187.0	$307.7
     Net cash provided by financing activities decreased $120.7 million for the three months ended March 31, 2009, compared to the same period in 2008. The change is primarily due to a decrease of $133.7 million of seasonal borrowings since December 31, 2008 to fund decreased working capital requirements partially offset by a decrease of $12.0 million of principal payments on long-term debt and obligations under capital lease.

Principal Debt Facilities
     The Company’s $225 million, five-year revolving credit facility matures in 2011. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of March 2009, the LIBOR margin for the revolving credit facility was 87.5 basis points and the spread for the Alternative Base Rate was 20 basis points. LIBOR may be set for one, two, three or six month periods at the election of the Company. At March 31, 2009, $100.0 million was outstanding on the revolving credit facility and $88.6 million was available after giving effect to $36.4 million of outstanding letters of credit, which reduce availability. On May 4, 2009, the Company announced that it had closed a $175 million increase to the revolving credit facility, bringing the total capacity to $400 million. Pricing on the facility was increased due to current market rates. Based on the Company’s leverage ratio at the end of March 2009, the LIBOR margin for the revolving credit facility was increased to 250 basis points and the spread for the Alternative Base Rate was increased to 150 basis points, effective from the closing date.
     The Company’s $400 million, five-year receivables securitization facility arranged by CoBank ACB matures in 2011. The Company and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (the “SPE”). The SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. Borrowings under the receivables securitization facility bear interest at LIBOR plus 87.5 basis points. At March 31, 2009 and December 31, 2008, the SPE’s receivables were $975.1 million and $1,024.1 million, respectively. At March 31, 2009 and December 31, 2008, outstanding balances under the facility, recorded as notes and short-term obligations, were $400.0 million and $280.0 million, respectively, and availability was $0 and $120.0 million, respectively.
     The Company also had $73.9 million as of March 31, 2009, and $74.5 million as of December 31, 2008, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly-owned subsidiary that provides operating loans and facility financing to farmers and livestock producers.
     Additionally, the Company had $13.0 million and $20.0 outstanding as of March 31, 2009 and December 31, 2008, respectively of notes and short term obligations under a credit facility with Agriliance, a 50/50 joint venture with CHS. The purpose of the credit facility is to provide additional working capital liquidity and allows the Company to borrow from or lend to Agriliance at a variable rate of LIBOR plus 100 basis points.
     The Company’s MoArk subsidiary maintains a $40 million revolving credit facility, which is subject to a borrowing base limitation. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. At March 31, 2009 and December 31, 2008, the outstanding borrowings were $0. MoArk’s facility is not guaranteed by the Company nor is it secured by Company assets. The facility was scheduled to mature on June 1, 2009. On February 27, 2009, MoArk and its lenders agreed to an extension of the facility to June 1, 2012. MoArk had outstanding notes and term loans of $15.2 million and $15.4 million as of March 31, 2009 and December 31, 2008, respectively. The decline in MoArk’s long-term debt was primarily due to payments on various term notes from cash provided by operations.
     The Company’s Agri-AFC, LLC (“AFC”) subsidiary maintains a $45 million revolving credit facility, which is subject to a borrowing base limitation. On March 20, 2009, AFC and its lenders agreed to an extension of the revolving credit facility until March 2010. Borrowings bear interest at a variable rate of LIBOR plus 250 basis points. At March 31, 2009 and December 31, 2008, the outstanding borrowings were $30.6 million and $34.9 million, respectively. AFC’s facility is not guaranteed by the Company nor is it secured by Company assets, but it does contain a minimum net worth covenant which could require the Company to make subordinated loans or equity infusions into AFC if AFC’s net worth falls below certain levels. The revolving credit facility is subject to certain debt covenants, which were all satisfied as of March 31, 2009.
     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes became callable in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price became 102.25%. The notes are callable at par beginning in December 2009. The balance outstanding for these notes at March 31, 2009 was $149.7 million.
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

In November 2007, the redemption price declined to 102.917% and in November 2008, the redemption price declined to 101.458%. The notes are callable at par beginning in November 2009. In September 2005, $3.8 million of these notes were tendered in accordance with the terms of the indentures of the notes, which required a par offer in August 2005 as a result of receiving cash proceeds from the sale of our investment in CF Industries. In November 2005, we completed a “modified Dutch Auction” cash tender for these notes and purchased $149.7 million in aggregate principal amount of the notes at a purchase price of $1,070 per $1,000 principal amount. In April 2007, upon receipt of the proceeds related to the sale of substantially all the assets related to our Cheese & Protein International LLC subsidiary, we launched a par offer in accordance with the terms of the indentures governing these notes and $2.7 million of notes were tendered. In August 2007, the Company made open market purchases of $1.1 million of our 8.75% notes. In November and December of 2008, the Company made open market purchases and retired a total of $18.7 million of the outstanding 8.75% notes. The balance outstanding for these notes at March 31, 2009 was $174.0 million.
     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. At March 31, 2009, the outstanding balance of Capital Securities was $190.7 million.
     The credit agreements relating to the revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain certain interest coverage and leverage ratios. Land O’Lakes debt covenants were all satisfied as of March 31, 2009.
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
Capital Leases
     At March 31, 2009, MoArk had $4.3 million in obligations under capital leases which represents the present value of the future minimum lease payments for the leases. MoArk leases machinery, buildings and equipment at various locations. The interest rates on the capital leases range from 6.00% to 8.25% with the weighted average rate of 7.95%. The weighted average term until maturity is three years.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS 157, which did not have a material impact on the consolidated financial statements. Additionally, in February 2008, the FASB issued FASB Staff Positions (FSP) Financial Accounting Standard 157-1 (“FSP 157-1”) and 157-2 (“FSP 157-2”). FSP 157-1 removed leasing from the scope of SFAS 157, and FSP 157-2 delayed the effective date of SFAS 157 from January 1, 2008 to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Effective January 1, 2009, the Company adopted the remaining provisions of SFAS 157 relating to nonrecurring nonfinancial assets and liabilities in accordance with FSP 157-2, which did not have a material impact on the consolidated financial statements.
     In October 2008, the FASB issued FASB Staff Position No. 157-3 (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including all periods for which financial statements had not been issued. The Company has adopted FSP 157-3, which did not have a material impact on the consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The Company will adopt FSP 157-4 as of June 30, 2009 and does not expect this statement to have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The statement applies to all business combinations, including combinations among mutual enterprises. SFAS 141(R) requires all business combinations to be accounted for by applying the acquisition method and was effective for periods beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted SFAS 141(R) prospectively for all business combinations where the acquisition date is on or after January 1, 2009 and has ceased amortizing goodwill created as a result of business combinations between mutual enterprises. The impact of amortization of goodwill on the consolidated financial statements was $7.9 million and $7.7 million for the years ended December 31, 2008 and 2007, respectively. See Item 1. Financial Statements Note 6 for further information.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment to ARB No. 51” (“SFAS 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires the reclassification of noncontrolling interests, also referred to as minority interest, to the equity section of the consolidated balance sheet presented upon adoption. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net (loss) earnings attributable to noncontrolling interests.” Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the balances shown on the consolidated income statement has changed as net income (loss) attributable to noncontrolling interests is no longer included in the determination of income from continuing operations. This pronouncement was effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 as of January 1, 2009 and changed the presentation of its noncontrolling interests in compliance with this pronouncement.
     In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 was effective for fiscal years beginning after December 15, 2008. EITF 07-1 shall be applied using a modified version of retrospective transition for those arrangements in place at the effective date. The Company adopted EITF 07-1 as of January 1, 2009, which did not have a material impact on the consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133” (“SFAS 161”), which expands quarterly and annual FASB 133 disclosure requirements regarding an entity’s derivative instruments and hedging activities. SFAS 161 was effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161 as of January 1, 2009 and expanded disclosures regarding its derivative instruments and hedging activities in the consolidated financial statements. See Item 1. Financial Statements Note 10 for additional disclosures as required by SFAS 161.
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

FSP 142-3 was effective for fiscal years beginning after December 15, 2008. The Company adopted FSP 142-3 as of January 1, 2009, which did not have a material impact on the consolidated financial statements.
     In October 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). The objective of this issue is to clarify how to account for certain transactions involving equity method investments, including how the initial carrying value of an equity method investment should be determined. The Company adopted EITF 08-6 as of January 1, 2009, which did not have a material impact on the consolidated financial statements.
     In December 2008, the FASB issued FASB Staff Position No. 132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132 (R)-1”), which requires that an employer disclose the following information about the fair value of plan assets: 1) how investment allocation decisions are made, including the factors that are pertinent to understanding investment policies and strategies; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. This FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The adoption of this FSP in 2009 will increase the disclosures within the Company’s consolidated financial statements related to the assets of its defined benefit pension and other postretirement benefit plans.
     In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 are effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The Company will adopt FSP 107-1 and APB 28-1 as of June 30, 2009 and will include the disclosures within the Company’s consolidated financial statements related to the fair value of financial instruments as of interim reporting periods.
Critical Accounting Policies
     Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies used in preparing our interim 2009 consolidated financial statements are the same as those described in our Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For the three months ended March 31, 2009, the Company did not experience significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures
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
     As of the end of the period covered by this report, our management, with the participation of the CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were not effective because the material weaknesses in our internal control over financial reporting as of December 31, 2008, had not been sufficiently remediated.
     (b) Remediation and Changes in Internal Control over Financial Reporting
     As reported in the Company’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 20, 2009, in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its fiscal year, management identified material weaknesses in the internal controls over financial reporting as described below, which continued as of March 31, 2009.
Inadequate interim periodic close process
     Management did not maintain adequate policies and procedures in our Seed and Agronomy segments to ensure that accurate interim financial results were prepared on a timely basis under our normal periodic financial close process. This material weakness resulted in accounting errors in the Seed and Agronomy segments that were subsequently corrected.
Personnel lacked adequate accounting expertise and business knowledge
     Management did not maintain a sufficient complement of personnel in the Agronomy segment with an appropriate level of accounting knowledge, experience with the business and training in the application of generally accepted accounting principles commensurate with the Company’s financial accounting and reporting requirements and low materiality thresholds. As a result of this material weakness, there is a reasonable possibility that matters which could result in errors material to our financial reporting might not be identified and addressed on a timely basis.
     Controls were not effective to ensure that significant accounting estimates and elimination of intercompany transactions were appropriately reviewed, analyzed and modified as necessary on a timely basis to prevent and detect material errors.
Remediation and Changes in Internal Control over Financial Reporting:
     As of March 31, 2009, we have taken or are taking the following actions to address the material weaknesses in the Seed and Agronomy segments including: (a) enhancing the current quarterly close process and review of the variance analyses as part of the close process to assess items at appropriate materiality levels, (b) adding procedures to the monthly variance analyses which address the timeliness and accuracy of those reviews, (c) adding accounting resources to ensure complete and timely recording of accounting transactions at quarter end, and (d) implementing new training procedures to ensure personnel are adequately trained to perform their job responsibilities. At March 31, 2009, the remediation and changes in internal control over financial reporting as described above, had not been fully implemented or in operation for a period of time sufficient to test their effectiveness. Therefore, these material weakness have not been remediated as of March 31, 2009.
     (c) Change in internal controls
     Other than the remediation efforts noted above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, which have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study (the “EIS”). Despite delays in the completion of the draft EIS, the Company anticipates that the USDA will issue its final EIS in early 2010. Although the Company believes the outcome of the EIS will be favorable, which would allow for the reintroduction of the product into the market by 2010, there are approximately $10.5 million of purchase commitments with seed producers over the next year and $26.0 million of inventory as of March 31, 2009, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. On January 6, 2009, the EPA issued a Unilateral Administrative Order (“UAO”) directing the Company to perform remedial design and remedial action (“RD/RA”) at the Site. The Company filed its Notice of Intent to Comply with the UAO on February 10, 2009. On April 20, 2009, the EPA issued its authorization to proceed with RD/RA activities. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. The Company initiated litigation against two carriers on February 18, 2009. As of March 31, 2009, based on the most recent facts and circumstances available to the Company, an $8.9 million environmental reserve recorded in a prior period remained in the Company’s consolidated financial statements.
     On October 27, 2008, MoArk, LLC (“MoArk”) and its wholly owned subsidiary, Norco Ranch, Inc. (“Norco”), received Civil Investigative Demands from the Office of the Attorney General of the State of Florida seeking documents and information relating to the production and sale of eggs and egg products. MoArk and Norco are cooperating with the Office of the Attorney General of the State of Florida. We cannot predict what, if any, impact this inquiry and any results from such inquiry could have on the future financial position or results of operations of MoArk, Norco or the Company.
     Between September 2008 and January 2009, a total of twenty-two related class action lawsuits were filed against a number of producers of eggs and egg products in three different jurisdictions alleging violations of antitrust laws. MoArk was named as a defendant in twenty-one of the cases. Norco Ranch, Inc., was named as a defendant in thirteen of the cases. The Company was named as a defendant in eight cases. The cases have been consolidated for pretrial proceedings in the District Court for the Eastern District of Pennsylvania, and two separate consolidated amended class action complaints have been filed: one on behalf of those persons who purchased eggs or egg products directly from defendants, and the second on behalf of “indirect” purchasers (i.e. persons who purchased eggs, egg products, or products containing eggs from defendants’ customers). The consolidated amended complaints allege concerted action by producers of shell eggs to restrict output and thereby increase the price of shell eggs and egg products. The Plaintiffs in these suits seek unspecified damages and injunctive relief on behalf of all purchasers of eggs and egg products, as well as attorneys’ fees and costs. MoArk, Norco and the Company deny the allegations set forth in the complaints. The Company cannot predict what, if any, impact these lawsuits could have on the future financial position or results of operations of MoArk, Norco, or the Company.
Item 1A. Risk Factors
     For a discussion of risk factors that may materially affect our estimates and results, please see the risk factors contained in our Form 10-K for the year ended December 31, 2008, which can be found on the Securities and Exchange Commission’s website (www.sec.gov). Set forth below is a summary of the Company’s material risk factors:
•	COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

•	THE CURRENT ECONOMIC DOWNTURN COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS AND FINANCIAL RESULTS.

•	THE CURRENT CREDIT CRISIS COULD NEGATIVELY AFFECT OUR LIQUIDITY, INCREASE OUR COSTS OF BORROWING AND DISRUPT THE OPERATIONS OF OUR SUPPLIERS AND CUSTOMERS.

•	OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR MARGINS, PARTICULARLY THOSE RELATED TO OUR SALES OF ROUNDUP READY® ALFALFA.

•	THE GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED SALES AND MARGINS AND COULD CONTINUE TO NEGATIVELY IMPACT OUR SALES AND MARGINS.

•	CURRENT AND THREATENED LITIGATION COULD INCREASE OUR EXPENSES, REDUCE OUR PROFITABILITY, AND, IN SOME CASES, ADVERSELY AFFECT OUR BUSINESS REPUTATION.

•	CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR DAIRY FOODS REVENUES AND CASH FLOWS.

•	OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER CONDITIONS.

•	INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILTIY.

•	OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

•	CHANGES IN THE MARKET PRICES OF THE COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR MARGINS TO DECLINE AND REDUCE THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES.

•	WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

•	CERTAIN OF OUR BUSINESSES MAY BE ADVERSELY AFFECTED BY OUR DEPENDENCE UPON OUR SUPPLIERS.

•	THE MANNER IN WHICH WE PAY FOR CERTAIN OF OUR INPUTS AND OTHER PRODUCTS THAT WE DISTRIBUTE EXPOSES US TO SUPPLIER-SPECIFIC RISK.

•	INCREASED FINANCIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT FACILITIES AND TO OPERATE OUR BUSINESSES.

•	SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

•	IF CREDITORS OF OUR SUBSIDIARIES AND JOINT VENTURES MAKE CLAIMS WITH RESPECT TO THE ASSETS AND EARNINGS OF THESE COMPANIES, SUFFICIENT FUNDS MAY NOT BE AVAILABLE TO REPAY OUR INDEBTEDNESS AND WE MAY NOT RECEIVE THE CASH WE EXPECT FROM INTERCOMPANY TRANSFERS.

•	THE COLLATERAL PLEDGED IN SUPPORT OF OUR DEBT OBLIGATIONS MAY NOT BE VALUABLE ENOUGH TO SATISFY ALL THE BORROWINGS SECURED BY THE COLLATERAL.

•	A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.

•	OUR LIMITED ACCESS TO EQUITY MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL.

•	INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

•	OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

•	A CHANGE IN THE ASSUMPTIONS USED TO VALUE OUR REPORTING UNITS OR OUR INDEFINITE-LIVED INTANGIBLE ASSETS COULD NEGATIVELY AFFECT OUR CONSOLIDATED RESULTS OF OPERATIONS AND NET WORTH.

•	PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

•	WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS AND REGULATIONS APPLICABLE TO OUR OPERATIONS.

•	STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

•	THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.
Item 6. Exhibits
     (a) Exhibits

EXHIBIT	DESCRIPTION
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed electronically herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of May, 2009.

LAND O’LAKES, INC.
By	/s/ Daniel Knutson
Daniel Knutson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)