Form 10-Q
period 2009-06-30
LAND O LAKES INC
filed 2009-08-14
CIK 1032562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2009
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
     The number of shares of the registrant’s common stock outstanding as of July 31, 2009: 858 shares of Class A common stock, 3,836 shares of Class B common stock, 158 shares of Class C common stock, and 1,017 shares of Class D common stock.
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
	(Unaudited)
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,577	$30,820
Receivables, net	1,319,506	1,104,261
Inventories	1,128,822	1,083,978
Prepaid assets	46,623	1,101,005
Other current assets	78,596	123,504

Total current assets	2,609,124	3,443,568

Investments	311,095	314,487
Property, plant and equipment, net	679,708	658,261
Goodwill, net	276,658	277,176
Other intangibles, net	117,701	120,982
Other assets	168,172	166,838

Total assets	$4,162,458	$4,981,312

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$432,323	$409,370
Current portion of long-term debt	2,539	2,864
Accounts payable	1,095,963	1,175,995
Customer advances	130,809	1,045,705
Accrued liabilities	448,667	423,494
Patronage refunds and other member equities payable	39,027	37,751

Total current liabilities	2,149,328	3,095,179

Long-term debt	532,736	531,955
Employee benefits and other liabilities	382,469	358,404
Commitments and contingencies (Note 17)

Equities:
Capital stock	1,587	1,611
Member equities	992,903	947,141
Accumulated other comprehensive loss	(151,609)	(150,277)
Retained earnings	240,914	178,377

Total Land O’Lakes, Inc. equities	1,083,795	976,852
Noncontrolling interests	14,130	18,922

Total equities	1,097,925	995,774

Total liabilities and equities	$4,162,458	$4,981,312

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		($ in thousands)
Net sales	$2,814,499	$3,327,865	$5,761,813	$6,584,864
Cost of sales	2,535,384	3,016,377	5,222,654	6,022,669

Gross profit	279,115	311,488	539,159	562,195

Selling, general and administrative	165,788	190,109	329,061	357,688
Restructuring and impairment	8,936	(12)	9,233	41

Earnings from operations	104,391	121,391	200,865	204,466

Interest expense, net	12,640	15,587	25,838	32,722
Other (income) expense, net	(4,341)	—	(6,728)	12
Equity in earnings of affiliated companies	(10,665)	(20,456)	(3,501)	(24,558)

Earnings before income taxes	106,757	126,260	185,256	196,290
Income tax expense	25,473	13,716	24,248	20,638

Net earnings	81,284	112,544	161,008	175,652
Less: net (loss) earnings attributable to noncontrolling interests	(173)	9,759	(3,139)	11,584

Net earnings attributable to Land O’Lakes, Inc.	$81,457	$102,785	$164,147	$164,068

Applied to:
Member equities
Allocated patronage	$33,833	$80,296	$111,506	$128,137
Deferred equities	(19)	7,535	(13,178)	2,572

	33,814	87,831	98,328	130,709
Retained earnings	47,643	14,954	65,819	33,359

	$81,457	$102,785	$164,147	$164,068

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
	($ in thousands)
Cash flows from operating activities:
Net earnings attributable to Land O’Lakes, Inc.	$164,147	$164,068
Adjustments to reconcile net earnings attributable to Land O’Lakes, Inc. to net cash provided by operating activities:
Depreciation and amortization	43,008	44,114
Amortization of deferred financing costs	1,180	1,052
Bad debt expense	1,604	1,899
Proceeds from patronage revolvement received	229	1,616
Non-cash patronage income	(555)	(3,183)
Deferred income tax expense (benefit)	20,856	(25,418)
Increase in other assets	(1,747)	(1,496)
Increase in other liabilities	14,911	8,314
Restructuring and impairment	9,233	41
Loss on divestiture of a business	407	—
(Gain) loss on sale of investments	(6,958)	12
Gain on foreign currency exchange contracts on sale of investment	(177)	—
Equity in earnings of affiliated companies	(3,501)	(24,558)
Dividends from investments in affiliated companies	7,630	10,072
Net (loss) earnings attributable to noncontrolling interests	(3,139)	11,584
Other	(3,506)	(1,155)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(232,784)	(243,378)
Inventories	(45,954)	(135,059)
Prepaids and other current assets	1,078,869	761,101
Accounts payable	(79,183)	401,144
Customer advances	(914,896)	(814,098)
Accrued liabilities	37,569	169,506

Net cash provided by operating activities	87,243	326,178
Cash flows from investing activities:
Additions to property, plant and equipment	(73,374)	(69,598)
Acquisitions, net of cash acquired	—	(9,040)
Investments in affiliates	(1,665)	(50,860)
Distributions from investments in affiliated companies	—	7,865
Proceeds from divestiture of a business	2,698	—
Proceeds from sale of investments	16,965	49
Proceeds from foreign currency exchange contracts on sale of investment	518	—
Proceeds from sale of property, plant and equipment	1,211	3,105
Insurance proceeds for replacement assets	6,538	—
Change in notes receivable	(925)	(11,816)
Other	249	(651)

Net cash used by investing activities	(47,785)	(130,946)
Cash flows from financing activities:
Increase (decrease) in short-term debt	22,953	(64,778)
Proceeds from issuance of long-term debt	1,435	496
Principal payments on long-term debt and capital lease obligations	(1,291)	(13,324)
Payments for redemption of member equities	(54,607)	(94,032)
Payments for debt issuance costs	(1,486)	—
Other	(1,705)	(96)

Net cash used by financing activities	(34,701)	(171,734)

Net increase in cash and cash equivalents	4,757	23,498
Cash and cash equivalents at beginning of the period	30,820	116,839

Cash and cash equivalents at end of the period	$35,577	$140,337

Supplementary Disclosure of Cash Flow Information
Cash paid (received) during periods for:
Interest	$28,411	$35,673
Income taxes	(14,487)	35,885
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
     Certain reclassifications have been made to the consolidated statement of cash flows for the six months ended June 30, 2008 to conform to the 2009 presentation. Specifically, a $3.4 million change in deferred compensation balances has been reclassified from financing activities to operating activities.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS 157, which did not have a material impact on the consolidated financial statements. Additionally, in February 2008, the FASB issued FASB Staff Positions (“FSP”) Financial Accounting Standard 157-1 (“FSP 157-1”) and 157-2 (“FSP 157-2”). FSP 157-1 removed leasing from the scope of SFAS 157, and FSP 157-2 delayed the effective date of SFAS 157 from January 1, 2008 to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Such assets subject to potential nonrecurring fair value measurement are goodwill, long-lived assets held and used such as intangible assets and fixed assets, long-lived assets held for sale, and assets acquired in a business combination. Effective January 1, 2009, the Company adopted the remaining provisions of SFAS 157 relating to nonrecurring nonfinancial assets and liabilities in accordance with FSP 157-2, which did not have a material impact on the consolidated financial statements.
     In October 2008, the FASB issued FSP No. 157-3 (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including all periods for which financial statements had not been issued. The Company has adopted FSP 157-3, which did not have a material impact on the consolidated financial statements.
     In April 2009, the FASB issued FSP No. 157-4 (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The Company adopted FSP 157-4 as of June 30, 2009, which did not have a material impact on the consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The statement applies to all business combinations, including combinations among mutual enterprises. SFAS 141(R) requires all business combinations to be accounted for by applying the acquisition method and was effective for periods beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted SFAS 141(R) prospectively for all business combinations where the acquisition date is on or after January 1, 2009 and has ceased amortizing goodwill created as a result of business combinations between mutual enterprises. Amortization of goodwill was $7.9 million and $7.7 million for the years ended December 31, 2008 and 2007, respectively. See Note 6 for further information.
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
     In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 was effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-1 as of January 1, 2009, using a modified version of retrospective transition for those arrangements in place at the effective date. The adoption did not have a material impact on the consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133” (“SFAS 161”), which expands quarterly and annual SFAS No. 133 disclosure requirements regarding an entity’s derivative instruments and hedging activities. SFAS 161 was effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161 as of January 1, 2009 and expanded disclosures regarding its derivative instruments and hedging activities in the consolidated financial statements. See Note 10 for additional disclosures required by SFAS 161.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 was effective for fiscal years beginning after December 15, 2008. The Company adopted FSP 142-3 as of January 1, 2009, which did not have a material impact on the consolidated financial statements.
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
     In December 2008, the FASB issued FSP No. 132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132 (R)-1”), which requires that an employer disclose the following information about the fair value of plan assets: 1) how investment allocation decisions are made, including the factors that are pertinent to understanding investment policies and strategies; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. This FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The adoption of this FSP in 2009 will increase the disclosures within the Company’s consolidated financial statements related to the assets of its defined benefit pension and other postretirement benefit plans.
     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which requires disclosure of fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 are effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The Company adopted FSP 107-1 and APB 28-1 as of June 30, 2009 and included the disclosures within the Company’s consolidated financial statements related to the fair value of financial instruments as of this interim reporting period. See Note 11 for additional disclosures as required by FSP 107-1 and APB 28-1.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 as of June 30, 2009, which did not have a material effect on the consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) and removes the exception from applying FASB Interpretation No. (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 166 as of January 1, 2010. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”). SFAS 167 amends FIN 46R to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 167 as of January 1, 2010. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.
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
2. Business Combinations and Pending Business Combinations
2009 Acquisitions and Pending Acquisitions
     In January 2009, Feed contributed $0.3 million in cash to create a 50/50 joint venture with Ceres Solutions LLP to form Superior Feed Solutions, LLC. The joint venture is accounted for under the equity method of accounting as of and for the six months ended June 30, 2009.
     On April 9, 2009, the Company announced that Agriliance LLC (“Agriliance”) (a 50-50 joint venture between the Company and United Country Brands, LLC (a wholly owned subsidiary of CHS Inc. (“CHS”)) entered into an operating lease and an asset purchase agreement with Agri-AFC, LLC (“AFC”), a wholesale and retail crop inputs supplier. AFC is a consolidated joint venture between Winfield Solutions, LLC, a wholly owned Land O’Lakes company, and Alabama Farmers Cooperative, Inc. Under the terms of the transaction documents, AFC immediately began operating nine former Agriliance retail locations located in Georgia and Mississippi, and purchased the working capital, primarily inventory, associated with such locations for $18.3 million. In July 2009, AFC completed the transaction and acquired the property, plant and equipment located at these sites for $2.9 million in cash.
2008 Acquisitions
     In January and February of 2008, Agriliance distributed its interest in four agronomy joint ventures to the Company and CHS, and the Company acquired from CHS its partial interest in the joint ventures for a total cash payment of $8.3 million representing the net book value of these investments. In April 2008, a consolidated feed joint venture purchased the remaining interest in a subsidiary for $0.4 million in cash. In May 2008, the Company acquired a forage grass seed company for $1.7 million in cash and acquired a seed treatment business for $1.1 million in cash.
3. Receivables
     A summary of receivables is as follows:

	June 30,	December 31,
	2009	2008
Trade accounts	$824,781	$846,794
Notes and contracts	91,620	89,736
Vendor rebates	325,757	57,007
Other	97,003	130,591

	1,339,161	1,124,128
Less allowance for doubtful accounts	(19,655)	(19,867)

Total receivables, net	$1,319,506	$1,104,261

     A substantial portion of the Company’s receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.

     The Company operates a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers, which are fully collateralized by the real estate, equipment and livestock of their farming operations. These loans, which relate primarily to dairy, swine, cattle and other livestock production, are presented as notes and contracts for the current portion and as other assets for the non-current portion. Total notes and contracts were $145.6 million at June 30, 2009 and $139.7 million at December 31, 2008 of which $84.2 million and $82.1 million, respectively, were included in the current portion in the table above.
     Vendor rebate receivables are primarily generated as a result of seed and chemical purchases. These receivables can vary significantly period to period based on a number of factors, including, but not limited to, specific terms and conditions set forth in the underlying agreements, the timing of when such agreements become binding arrangements, and the timing of cash receipts. The Company may, on occasion, enter into inventory purchase commitments with vendors in order to achieve an optimal rebate return.
     Other receivables include margin receivables from commodity brokers on open derivative instruments, interest and expected insurance settlements.
4. Inventories
     A summary of inventories is as follows:

	June 30,	December 31,
	2009	2008
Raw materials	$177,786	$217,087
Work in process	1,632	1,639
Finished goods	949,404	865,252

Total inventories	$1,128,822	$1,083,978

5. Investments
     A summary of investments is as follows:

	June 30,	December 31,
	2009	2008
Agriliance LLC	$169,032	$176,191
Advanced Food Products, LLC	32,131	33,870
Ag Processing Inc.	31,242	31,858
Delta Egg Farm, LLC	12,000	11,464
Melrose Dairy Proteins, LLC	9,401	6,397
Universal Cooperatives, Inc.	7,873	7,877
CoBank, ACB	5,345	4,892
Pro-Pet, LLC	3,602	2,123
Wilco-Winfield, LLC	3,209	3,131
Prairie Farms Dairy, Inc.	2,908	2,954
Other – principally cooperatives and joint ventures	34,352	33,730

Total investments	$311,095	$314,487

     In February 2008, the Company and Golden Oval Eggs, LLC (“Golden Oval”) entered into an Amendment to Asset Purchase Agreement that modified certain terms and conditions of the sale of MoArk, LLC’s (“MoArk”) liquid egg operations to Golden Oval, including the cancellation of the principal amount owed under the note and the issuance of a warrant to the Company for the right to purchase 880,492 convertible preferred units. As of the date the warrant was issued, the Company determined that the underlying units had an insignificant fair value. In December 2008, Golden Oval announced that it entered into an agreement to sell substantially all of its assets. As of December 31, 2008, the Company held the warrant for the 880,492 convertible preferred units, which carried a preference upon liquidation of $11.357 per unit, and 697,350 Class A units. In February 2009, the Company notified Golden Oval that it intended to exercise the warrant prior to Golden Oval’s scheduled asset sale, noted above. The Company had the right, in its sole discretion, to convert to Class A units any preferred units it received upon exercise of its warrant. On March 2, 2009, in conjunction with Golden Oval’s planned sale of substantially all of its assets to Rembrandt Enterprises, Inc. (“Rembrandt”), the Company exercised its right to purchase 880,492 Class A Convertible Preferred Units (the “Preferred Units”) of Golden Oval. The Company also elected to convert the Preferred Units to an equal number of Golden Oval’s Class A Common Units on the condition that it would retain the preferred payment rights established in the certificate of designation of the Preferred Units. The sale of substantially all Golden Oval’s assets to Rembrandt closed as of March 30, 2009. In the first quarter of 2009, upon closing of the asset sale, the Company recorded a $6.4 million receivable and gain, which represents the preferred payment related to the 880,492 Preferred Units that were converted to Class A units in accordance with the terms of the warrant’s execution. For the three months ended June 30, 2009, the Company recorded an additional $4.8 million gain, which represented the first distribution payment of the asset sale related to the total 1,577,842 Class A units owned by the Company. For the six months ended June 30, 2009, the Company has received a total of $11.2 million in cash related to this transaction. The Company expects to receive an additional $1.6 million, approximately, of cash distributions from Golden Oval related to the asset sale in various amounts during 2009 and additional gain will be recorded at that time. Once these distributions are complete, all 1,577,842 Class A units held by the Company are expected to have no remaining value.
6. Goodwill and Other Intangible Assets
Goodwill
     The carrying amount of goodwill by segment is as follows:

	June 30,	December 31,
	2009	2008
Feed	$126,566	$126,960
Dairy Foods	68,525	68,525
Agronomy	50,663	50,663
Layers	20,222	20,346
Seed	10,682	10,682

Total goodwill	$276,658	$277,176

     Goodwill amortization was $0 and $3.6 million for the six months ended June 30, 2009 and 2008, respectively. Amortization of goodwill ceased with the adoption of SFAS 141(R) as of January 1, 2009.
Other Intangible Assets
     A summary of other intangible assets is as follows:

	June 30,	December 31,
	2009	2008
Amortized other intangible assets:
Dealer networks and customer relationships, less accumulated amortization of $5,277 and $4,045, respectively	$49,245	$50,478
Patents, less accumulated amortization of $8,994 and $8,414, respectively	7,717	8,297
Trademarks, less accumulated amortization of $3,016 and $2,668, respectively	4,599	4,946
Other intangible assets, less accumulated amortization of $4,019 and $4,412, respectively	4,515	5,636

Total amortized other intangible assets	66,076	69,357
Total non-amortized other intangible assets — trademarks and license agreements	51,625	51,625

Total other intangible assets	$117,701	$120,982

     Amortization expense for the three months ended June 30, 2009 and 2008 was $1.3 million and $1.2 million, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was $2.6 million and $2.4 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $4.8 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 18 years. Non-amortized other intangible assets relate to Feed and the majority of the amortized other intangible assets relate to Feed, Agronomy and Layers.
7. Accrued Liabilities
     A summary of accrued liabilities is as follows:

	June 30,	December 31,
	2009	2008
Marketing programs and consumer incentives	$216,879	$70,209
Employee compensation and benefits	85,673	141,376
Unrealized hedging losses and deferred option premiums received	37,509	99,964
Other	108,606	111,945

Total accrued liabilities	$448,667	$423,494

     Other accrued liabilities primarily include accrued taxes, interest, self-insurance reserves and environmental liabilities.
8. Debt Obligations
Notes and Short-term Obligations
     The Company had notes and short-term obligations at June 30, 2009 and December 31, 2008 of $432.3 million and $409.4 million, respectively. The Company maintains credit facilities to finance its short-term borrowing needs, including a revolving credit facility and a receivables securitization facility.
     On May 4, 2009, the Company announced that it had increased the capacity of its five-year revolving credit facility by $175 million, bringing the total capacity to $400 million. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of June 2009, the LIBOR margin for the revolving credit facility was 250 basis points and the spread for the Alternative Base Rate was 150 basis points. LIBOR may be set for one, two, three or six month periods at the election of the Company. The Company’s $400 million, five-year revolving credit facility matures in 2011. At June 30, 2009, $56.0 million was outstanding on the revolving credit facility and $302.6 million was available after giving effect to $41.4 million of outstanding letters of credit, which reduce availability. At December 31, 2008, there was no outstanding balance on the revolving credit facility and $188.6 million was available after giving effect to $36.4 million of outstanding letters of credit, which reduce availability.
     The Company’s $400 million, five-year receivables securitization facility arranged by CoBank ACB matures in 2011. The Company and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (the “SPE”). The SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. Borrowings under the receivables securitization facility bear interest at LIBOR plus 87.5 basis points. At June 30, 2009 and December 31, 2008, the SPE’s receivables were $719.3 million and $771.3 million, respectively. At June 30, 2009 and December 31, 2008, outstanding balances under the facility, recorded as notes and short-term obligations, were $280.0 million and availability was $120.0 million.
     The Company also had $70.1 million as of June 30, 2009, and $74.5 million as of December 31, 2008, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers.
     Additionally, the Company had $20.0 million outstanding as of June 30, 2009 and December 31, 2008 of notes and short term obligations under a credit facility with Agriliance, a 50/50 joint venture with CHS. The purpose of the credit facility is to provide additional working capital liquidity and allows the Company to borrow from or lend to Agriliance at a variable rate of LIBOR plus 100 basis points.
     The Company’s MoArk subsidiary maintains a $40 million revolving credit facility, which is subject to a borrowing base limitation. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. At June 30, 2009 and December 31, 2008, the outstanding borrowings were $0. MoArk’s facility is not guaranteed by the Company nor is it secured by Company assets. The facility is scheduled to mature on June 1, 2012.
     The Company’s Agri-AFC, LLC (“AFC”) subsidiary maintains a $45 million revolving credit facility, which is subject to a borrowing base limitation. The revolving credit facility matures in March 2010. Borrowings bear interest at a variable rate of LIBOR plus 250 basis points. At June 30, 2009 and December 31, 2008, the outstanding borrowings were $6.2 million and $34.9 million, respectively. AFC’s facility is not guaranteed by the Company nor is it secured by Company assets, but it does contain a minimum net worth covenant which could require the Company to make subordinated loans or equity infusions into AFC if AFC’s net worth falls below certain levels. The revolving credit facility is subject to certain debt covenants, which were all satisfied as of June 30, 2009.
     The weighted average interest rate on short-term borrowings and notes outstanding at June 30, 2009 and December 31, 2008 was 1.83% and 1.94%, respectively.
Long-term Debt
     A summary of long-term debt is as follows:

	June 30,	December 31,
	2009	2008
Senior unsecured notes — due 2011 (8.75%)	$174,002	$174,002
Senior secured notes — due 2010 (9.00%)	149,700	149,700
Capital Securities of Trust Subsidiary — due 2028 (7.45%)	190,700	190,700
MoArk, LLC debt — due 2009 through 2023 (8.82% weighted average)	14,936	15,449
MoArk, LLC capital lease obligations (6.00% to 8.25%)	4,096	4,668
Other debt	1,841	300

	535,275	534,819
Less current portion	(2,539)	(2,864)

Total long-term debt	$532,736	$531,955

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
     The Company and MoArk are each subject to certain restrictions and covenant ratio requirements relating to their respective financing arrangements. As of June 30, 2009 and December 31, 2008, the Company and MoArk’s debt covenants were all satisfied.
9. Other Comprehensive Income
     Comprehensive income for the three and six months ended June 30 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net earnings attributable to Land O’Lakes, Inc.	$81,457	$102,785	$164,147	$164,068
Pension and other postretirement adjustments, net of income taxes of $0, $142, $813 and $81, respectively	—	(230)	(1,312)	(131)
Foreign currency translation adjustment, net of income taxes of $3, $(1,661), $11 and $279, respectively	(5)	(3,398)	(17)	(450)
Unrealized gains (loss) on available-for-sale-investment securities, net of income taxes of $(4), $(1), $1 and $(62), respectively	13	2	(4)	(253)
Less: Other comprehensive (earnings) loss attributable to noncontrolling interests	(7)	(1)	2	78

Total comprehensive income	$81,458	$99,158	$162,816	$163,312

10. Derivative Instruments
     We are exposed to the impact of price fluctuations in dairy and agriculture commodity inputs consumed in operations and the impact of fluctuations in the relative value of currencies. We periodically enter into derivative instruments in order to mitigate the effects of changing commodity prices and mitigate our foreign currency risks.
     In the normal course of operations, the Company purchases commodities such as: milk, butter, soybean oil and various energy needs (“energy”) in Dairy Foods; soybean meal, corn and energy in Feed and Layers; soybeans and energy in Seed; and energy in Agronomy. The Company’s commodity price risk management strategy is to use derivative instruments to reduce risk caused by volatility in commodity prices due to fluctuations in the market value of inventories and fixed or partially fixed purchase and sales contracts. The Company enters into futures, forward and options contract derivative instruments for periods consistent with the related underlying inventory and purchase and sales contracts. These contracts are not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The futures and option contracts are marked-to-market each month and gains and losses (“unrealized hedging gains and losses”) are primarily recognized in cost of sales. The Company has established formal position limits to monitor its price risk management activities and executes derivative instruments only with respect to those commodities which the Company consumes or produces in its normal business operations.
     The notional or contractual amount of derivative instruments provides an indication of the extent of the Company’s involvement in such instruments at that time, but does not represent exposure to market risk or future cash requirements under certain of these instruments. As of June 30, 2009, total absolute notional value associated with our outstanding commodity derivative instruments and foreign currency derivative instruments was $291.7 million and $4.0 million, respectively.
     The unrealized (gains) and losses on derivative instruments related to commodity contracts and foreign currency exchange contracts for the three and six months ended June 30, 2009 is as follows:

		Three Months	Six Months
		Ended	Ended
		June 30,	June 30,
Derivative Instrument	Location	2009	2009
Commodity derivatives	Cost of sales	$(43,868)	$(41,317)
Commodity derivatives	Selling, general and administrative	(777)	(1,141)
Foreign currency exchange contracts	Cost of sales	(931)	(957)
Foreign currency exchange contracts	Other (income) expense, net	—	341

     The gross fair market value of all derivative instruments and their location in the consolidated balance sheet are shown by those in an asset or liability position and are further categorized by commodity and foreign currency derivatives at June 30, 2009:

		Liability
	Asset Derivatives(a)	Derivatives(a)
	June 30,	June 30,
Derivative Instrument	2009	2009
Commodity derivatives	$37,037	$29,818
Foreign currency exchange contracts	92	60

Total	$37,129	$29,878

(a)	Asset derivative instruments are recorded in other current assets and liability derivative instruments are recorded in accrued liabilities in the consolidated balance sheet.
     The Company enters into derivative instruments with a variety of counterparties. These instruments are primarily purchased and sold through brokers and regulated commodity exchanges. By using derivative financial instruments to manage exposures to changes in commodity prices and exchange rates, the Company exposes itself to the risk that the counterparty might fail to perform its obligations under the terms of the derivative contracts. The Company mitigates this risk by entering into transactions with high-quality counterparties and does not anticipate any losses due to non-performance. The Company manages its concentration of counterparty credit risk on derivative instruments prior to entering into derivative contracts by evaluating the counterparty’s external credit rating, where available, as well as an assessment of other relevant information such as current financial statements, credit agency reports and/or credit references. As of June 30, 2009, the maximum amount of loss that the Company would incur if the counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $37.1 million. The Company reviewed its counterparties and believes that a concentration of risk does not exist and no single counterparty or group of counterparties failure would have a material effect on the consolidated financial statements as of June 30, 2009.
11. Fair Value Measurements
     The carrying amounts and estimated fair values of the Company’s financial instruments are as follows as of:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Derivatives:
Commodity derivative assets	$37,037	$37,037	$50,053	$50,053
Commodity derivative liabilities	29,818	29,818	85,292	85,292
Foreign currency exchange contract assets	92	92	341	341
Foreign currency exchange contract liabilities	60	60	925	925

Loans receivable	143,716	144,398	137,869	140,762
Available-for-sale securities	42	42	47	47

Debt:
Senior unsecured notes, due 2011	174,002	175,392	174,002	161,410
Senior secured notes, due 2010	149,700	160,365	149,700	150,999
Capital Securities of Trust Subsidiary, due 2028	190,700	136,208	190,700	107,580
MoArk fixed rate debt	19,032	18,438	20,117	17,548

     Unrealized gains and losses on financial derivative instruments are recorded at fair value in the consolidated financial statements.
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

     The carrying value of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, trade receivables, accounts payable and notes and short-term obligations approximate fair value due to the short-term maturity of the instruments. The Company invests its excess cash in deposits with major banks and limits the amounts invested in any single institution to reduce risk. The Company regularly evaluates its credit risk to the extent that financial instruments are concentrated in certain industries or with significant customers and vendors, including the collectibility of receivables and prepaid deposits with vendors.
     The Company believes it is not feasible to readily determine the fair value of investments as there is no established market for these investments. The fair value of certain current and non-current notes receivable with a financial statement carrying value of $8.1 million and $8.2 million as of June 30, 2009 and $12.7 million and $7.4 million as of December 31, 2008, respectively, was not estimated because it is not feasible to readily determine the fair value.
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
     A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009 and December 31, 2008:

		Fair Value Measurements at June 30, 2009 Using:
			Significant
		Quoted prices	other	Significant
	Total carrying	in active	observable	unobservable
	value at	markets	inputs	inputs
	June 30, 2009(a)	(Level 1)	(Level 2)	(Level 3)
Commodity derivative assets	$37,037	$35,986	$1,051	$—
Commodity derivative liabilities	29,818	29,793	25	—
Foreign currency exchange contract assets	92	—	92	—
Foreign currency exchange contract liabilities	60	—	60	—
Available-for-sale securities	42	42	—	—

		Fair Value Measurements at December 31, 2008 Using:
			Significant
		Quoted prices	other	Significant
	Total carrying	in active	observable	unobservable
	value at	markets	inputs	inputs
	December 31, 2008(a)	(Level 1)	(Level 2)	(Level 3)
Commodity derivative assets	$50,053	$49,139	$914	$—
Commodity derivative liabilities	85,292	85,128	164	—
Foreign currency exchange contract assets	341	—	341	—
Foreign currency exchange contract liabilities	925	—	925	—
Available-for-sale securities	47	47	—	—

(a)	FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”) permits, but does not require companies that enter into master netting arrangements to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or the obligation to return cash collateral. The Company has master netting arrangements with brokers for its exchange-traded futures and options contracts, however, it does not elect to offset fair value amounts recognized for derivative instruments under such master netting arrangements with amounts recognized for margin balances due from or due to brokers.
     Since commodity derivative forward contracts and the foreign currency exchange forward contracts are not actively traded, they are priced at a fair value derived from an underlying futures market for the commodity or currency. Therefore, they have been categorized as Level 2. The available-for-sale equity securities and puts, calls and commodity futures are measured at fair value based on quoted prices in active markets and as such are categorized as Level 1.

     The fair value hierarchy for nonfinancial assets measured on a nonrecurring basis as of June 30, 2009 is as follows:

		Fair Value Measurements at June 30, 2009 Using:
			Significant		Loss(b) (before
		Quoted prices	other	Significant	income tax)
	Total carrying	in active	observable	unobservable	Three and Six
	value at	markets	inputs	inputs	Months Ended
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Property, plant and equipment, net (held and used)	$2,810	$—	$2,810	$—	$5,304
Property, plant and equipment, net (held and used)	2,857	—	—	2,857	1,323

Total	$5,667	$—	$2,810	$2,857	$6,627

(b)	The losses were recorded in the restructuring and impairment line of the Consolidated Statements of Operations for the three and six months ended June 30, 2009.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets related to the Company’s announced closure of one of its Dairy Foods facilities with a carrying value of $8.1 million were written down to a fair value of $2.8 million based on significant other observable inputs (level 2) as of June 30, 2009. This resulted in the Company recording an impairment loss (before income tax) of $5.3 million for the three and six months ended June 30, 2009.
     Additionally, during the three and six months ended June 30, 2009, the Company incurred a $1.3 million impairment loss (before income tax) related to a Layers facility in which the carrying value of $4.2 million was written down to its estimated fair value of $2.9 million due to a change in the previously estimated useful life of the facility. The fair value was determined by the application of an internal discounted cash-flow model (level 3). Cash flows were determined based on management’s estimates of future production and using a discounted internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature.
12. Income Taxes
     The Company derives a majority of its business from members, although it is allowed by the Internal Revenue Code to conduct non-member business. Earnings from member business are deductible from taxable income as a patronage deduction. Earnings from non-member business are taxed as corporate income in the same manner as a typical corporation. The effective tax rate as a result of non-member business activity was 23.9% and 10.9% for the three month periods ended June 30, 2009 and 2008, respectively and 13.1% and 10.5% for the six month periods ended June 30, 2009 and 2008, respectively. Income tax expense and the overall effective tax rate varies significantly each period based upon profitability and the level of non-member business during each of the comparable periods. The tax expense for the three and six months ended June 30, 2009 was primarily the result of non-member earnings offset by the book-tax reporting differences for domestic production activities deduction.
13. Pension and Other Postretirement Plans
     The following table presents the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended June 30:

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Service cost	$3,334	$3,811	$129	$197
Interest cost	9,474	9,677	907	1,070
Expected return on assets	(10,433)	(10,999)	—	—
Amortization of actuarial loss	1,317	1,291	184	489
Amortization of prior service cost	(110)	(132)	—	—
Amortization of transition obligation	—	—	107	116

Net periodic benefit cost	$3,582	$3,648	$1,327	$1,872

     During the three months ended June 30, 2009, the Company contributed $1.1 million to its defined benefit pension plans and $1.8 million to its other postretirement benefits plans.

     The following table presents the components of net periodic benefit cost for pension benefits and other postretirement benefits for the six months ended June 30:

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Service cost	$6,668	$7,621	$257	$393
Interest cost	18,947	19,355	1,814	2,141
Expected return on assets	(20,865)	(21,999)	—	—
Amortization of actuarial loss	2,635	2,581	368	978
Amortization of prior service cost	(221)	(264)	—	—
Amortization of transition obligation	—	—	214	232

Net periodic benefit cost	$7,164	$7,294	$2,653	$3,744

     During the six months ended June 30, 2009, the Company contributed $2.2 million to its defined benefit pension plans and $2.9 million to its other postretirement benefits plans.
     The Company expects to contribute approximately $14.6 million to its defined benefit pension plans and $5.4 million to its other postretirement benefits plans in 2009.
14. Restructuring and Impairment
     A summary of restructuring and impairment charges is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Restructuring (reversals) charges	$2,309	$(12)	$2,606	$41
Impairment charges	6,627	—	6,627	—

Total restructuring and impairment	$8,936	$(12)	$9,233	$41

Restructuring Charges
     On April 15, 2009, the Company announced its intent to close one of its Dairy Foods facilities and recorded a $2.1 million charge to restructuring, primarily related to employee severance, for the three and six months ended June 30, 2009. All 120 employees at the Madison, Wisconsin plant were affected by the closure. The Company concluded that it was no longer cost effective to produce butter at the Madison location. The Company operates several other butter manufacturing facilities across the country and expects to increase production at those facilities to help compensate for the capacity that will be lost once the Madison location is closed. The Company plans to cease production at this facility during the third quarter of 2009. The $2.1 million restructuring liability was presented in accrued liabilities in the consolidated balance sheet at June 30, 2009.
     During the three and six months ended June 30, 2009, Feed incurred restructuring charges of $0.2 million and $0.5 million, respectively, primarily related to employee severance due to reorganization of Feed personnel. The remaining liability at June 30, 2009 for severance and other exit costs, including restructuring charges incurred in 2008, was $1.7 million and was presented in accrued liabilities in the consolidated balance sheet.
     During the three and six months ended June 30, 2008, the Company recorded restructuring charges primarily related to a long-term contractual obligation for waste-water treatment with the city of Greenwood, Wisconsin.
Impairment charges
     In connection with the announced closure of the Madison, WI facility within Dairy Foods, the Company incurred $5.3 million of impairment charges as the carrying values of certain fixed assets were written down to fair value based on an estimated highest and best use of the fixed assets within this asset group.
     During the three and six months ended June 30, 2009, the Company incurred $1.3 million of impairment charges related to a Layers facility asset group in which the carrying value of $4.2 million was written down to its estimated fair value of $2.9 million due to a significant change in the previously estimated useful life of the facility.

15. Other (Income) Expense, Net

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
(Gain) loss on sale of investments	$(4,748)	$—	$(6,958)	$12
Loss on divestiture of a business	407	—	407	—
Gain on foreign currency exchange contracts on sale of investment	—	—	(177)	—

Total other (income) expense, net	$(4,341)	$—	$(6,728)	$12

     The Company’s consolidated balance sheet at December 31, 2008 reflected a $10.8 million receivable for cash proceeds expected to be received in 2009 for the sale of an investment in Agronomy Company of Canada Ltd. (“ACC”) within Agronomy. During the six months ended June 30, 2009, the Company received $6.4 million in cash. The remaining $4.4 million receivable represented the portion recorded by the Company at December 31, 2008 in accordance with the sales agreement. The sales agreement required a final purchase price true-up based on the audited financial statements for ACC as of December 31, 2008. The Company received the audited financial statements for ACC in 2009, which reflected significantly different financial results than expected or previously reported to the Company. The Company intends to dispute the results of the audit. However, based on the available information, the Company elected to establish a reserve for the amount in dispute and has recorded a $4.2 million loss on sale of investment for the six months ended June 30, 2009, which reduced the remaining receivable to the amount of the newly reported purchase price true-up.
     Additionally, during the three months ended June 30, 2009, the Company recognized $4.8 million, which when added to the $6.4 million received during the first quarter of 2009, totaled $11.2 million of gains on sale of investment in Golden Oval within Layers. The Company expects to receive an additional $1.6 million, approximately, of cash distributions from Golden Oval related to the asset sale in various amounts during 2009 and will record a further gain on sale of investment as cash is received. Once these distributions are complete, all 1,577,842 Class A units held by the Company are expected to have no remaining value. See Note 5 for additional information regarding this transaction.
     During the six months ended June 30, 2008, the Company recognized a loss of $12 thousand on the sale of an investment held by the Feed segment.
     During the three and six months ended June 30, 2009, the Company divested a feed business for $2.7 million in cash, which resulted in a $0.4 million loss.
     During the six months ended June 30, 2009, the Company received $0.5 million in cash and recognized a $0.2 million gain on foreign currency exchange contracts on the sale of its investment related to ACC.
16. Insurance Proceeds
     In October 2008, the Company received notification from its insurance carrier that it would receive $6.7 million of insurance proceeds for the replacement of capital assets at a Feed facility in Statesville, North Carolina that was destroyed by fire in 2005. At December 31, 2008, $6.4 million remained as a receivable in the consolidated balance sheet of which $4.4 million was received during the three months ended March 31, 2009. Subsequently, in April 2009, the Company received $2.1 million of insurance proceeds and recorded the additional $0.1 million of cash received in excess of the receivable within the selling, general and administrative line of the consolidated statements of operations for the three and six months ended June 30, 2009. The Company does not anticipate any further insurance recoveries related to the Statesville fire.
17. Commitments and Contingencies
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study (the “EIS”). Despite delays in the completion of the draft EIS, the Company anticipates that the USDA will issue its final EIS in early 2010. Although the Company believes the outcome of the EIS will be favorable, which would allow for the reintroduction of the product into the market in 2010, there are approximately $10.4 million of purchase commitments with seed producers over the next year and $27.2 million of inventory as of June 30, 2009, which could negatively impact future earnings if the results of the study are unfavorable or delayed.

     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. On January 6, 2009, the EPA issued a Unilateral Administrative Order (“UAO”) directing the Company to perform remedial design and remedial action (“RD/RA”) at the Site. The Company filed its Notice of Intent to Comply with the UAO on February 10, 2009. On April 20, 2009, the EPA issued its authorization to proceed with RD/RA activities. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. The Company initiated litigation against two carriers on February 18, 2009. As of June 30, 2009, based on the most recent facts and circumstances available to the Company, an $8.9 million environmental reserve recorded in 2008 remained in the Company’s consolidated financial statements.
     On October 27, 2008, the Office of the Attorney General of the State of Florida issued Civil Investigative Demands (“CIDs”) to MoArk and its wholly owned subsidiary, Norco Ranch, Inc. (“Norco”). The CIDs seek documents and information relating to the production and sale of eggs and egg products. MoArk and Norco are cooperating with the Office of the Attorney General of the State of Florida. We cannot predict what, if any, impact this inquiry and any results from such inquiry could have on the future financial position or results of operations of MoArk, Norco or the Company.
     Between September 2008 and January 2009, a total of twenty-two related class action lawsuits were filed against a number of producers of eggs and egg products in three different jurisdictions alleging violations of antitrust laws. MoArk was named as a defendant in twenty-one of the cases. Norco Ranch, Inc., was named as a defendant in thirteen of the cases. The Company was named as a defendant in seven cases. The cases have been consolidated for pretrial proceedings in the District Court for the Eastern District of Pennsylvania, and two separate consolidated amended class action complaints have been filed, which supersede the earlier filed complaints: one on behalf of those persons who purchased eggs or egg products directly from defendants, and the second on behalf of “indirect” purchasers (i.e. persons who purchased eggs or egg products from defendants’ customers). The consolidated amended complaints allege concerted action by producers of shell eggs to restrict output and thereby increase the price of shell eggs and egg products. The Plaintiffs in these suits seek unspecified damages and injunctive relief on behalf of all purchasers of eggs and egg products, as well as attorneys’ fees and costs. MoArk, Norco and the Company deny the allegations set forth in the complaints. The Company cannot predict what, if any, impact these lawsuits could have on the future financial position or results of operations of MoArk, Norco, or the Company.
     In December 2008, the Company experienced a fire at a dairy facility in Tulare, California. The carrying value of the damaged building and supplies inventory was minimal. Costs to repair the damaged property are covered under the terms of applicable insurance policies, subject to deductibles. The Company expects to receive insurance proceeds for reconstruction costs which, when received, could result in a gain on insurance settlement.
     In May 2008, the Company experienced a fire at a Feed facility located in Caldwell, Idaho. Damage was extensive and caused operations to cease. Costs of repair or replacement of property, plant, and equipment and replacement of inventory were covered under the terms of applicable insurance policies, subject to deductibles. A receivable of $1.0 million related to the carrying value of the inventory and property, plant and equipment remained recorded as of June 30, 2009. The Company expects to receive insurance proceeds in excess of its deductible.
     In 2005, MoArk sold its Lakeview, California property and simultaneously entered into an asset lease agreement for a portion of the property. This agreement required the Company to treat the proceeds received as a financing transaction. Therefore, no gain was recognized on the transaction at that time. In January 2009, MoArk renegotiated the terms of the lease. The new lease qualifies for sales-leaseback accounting and has been classified as an operating lease pursuant to SFAS No. 13, “Accounting for Leases”. As such, $3.3 million of previously deferred gain on the sale of the property was recognized for the six months ended June 30, 2009. The Company will continue to ratably recognize the remainder of the deferred gain of $1.6 million over the life of the new lease.

18. Subsequent Event
     On July 28, 2009, the Company announced an update to the ongoing repositioning of the retail businesses owned and operating by Agriliance. The Company noted that Agriliance entered into an agreement with Tennessee Farmers Cooperative that contemplates the sale of eleven retail locations. The parties expect this transaction to close on or about August 31, 2009. Additionally, the Company noted that as part of Agriliance’s remaining restructuring, CHS will purchase nine retail sites and the Company will purchase 34 retail sites within the next several months.
     The Company has evaluated all subsequent events through August 14, 2009, the date of filing this Form 10-Q.
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

     Segment information for the three and six months ended June 30, 2009 and 2008 is as follows:

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended June 30, 2009:
Net sales (1)	$713,021	$850,974	$363,804	$790,464	$119,778	$(23,542)	$2,814,499
Cost of sales (2)	638,153	764,867	345,851	693,343	117,232	(24,062)	2,535,384
Selling, general and administrative	48,771	61,527	21,619	25,354	10,633	(2,116)	165,788
Restructuring and impairment	7,441	172	—	—	1,323	—	8,936
Interest expense (income), net	3,140	5,818	1,107	1,314	2,083	(822)	12,640
Other expense (income), net	—	407	—	(14)	(4,734)	—	(4,341)
Equity in earnings of affiliated companies	(2,495)	(1,657)	(77)	(6,589)	153	—	(10,665)

Earnings (loss) before income taxes	$18,011	$19,840	$(4,696)	$77,056	$(6,912)	$3,458	$106,757

For the three months ended June 30, 2008:
Net sales (1)	$1,037,469	$925,844	$248,076	$993,690	$138,596	$(15,810)	$3,327,865
Cost of sales (2)	947,418	830,252	219,125	919,115	115,769	(15,302)	3,016,377
Selling, general and administrative	44,883	69,072	20,396	33,029	12,919	9,810	190,109
Restructuring and impairment	(12)	—	—	—	—	—	(12)
Interest expense (income), net	3,262	6,560	(1,949)	6,583	2,352	(1,221)	15,587
Equity in earnings of affiliated companies	(2,859)	(1,026)	(1,252)	(11,889)	(3,430)	—	(20,456)

Earnings (loss) before income taxes	$44,777	$20,986	$11,756	$46,852	$10,986	$(9,097)	$126,260

For the six months ended June 30, 2009:
Net sales (1)	$1,466,259	$1,744,726	$1,138,946	$1,198,881	$258,005	$(45,004)	$5,761,813
Cost of sales (2)	1,360,259	1,586,266	1,009,637	1,068,586	243,922	(46,016)	5,222,654
Selling, general and administrative	98,400	123,838	44,189	47,166	16,632	(1,164)	329,061
Restructuring and impairment	7,441	469	—	—	1,323	—	9,233
Interest expense (income), net	5,101	12,244	3,379	3,077	4,465	(2,428)	25,838
Other expense (income), net	—	407	—	4,046	(11,181)	—	(6,728)
Equity in earnings of affiliated companies	(5,067)	(3,645)	(77)	6,703	(1,415)	—	(3,501)

Earnings (loss) before income taxes	$125	$25,147	$81,818	$69,303	$4,259	$4,604	$185,256

For the six months ended June 30, 2008:
Net sales (1)	$2,085,528	$1,867,576	$875,193	$1,480,841	$319,738	$(44,012)	$6,584,864
Cost of sales (2)	1,953,640	1,691,893	779,806	1,376,955	263,060	(42,685)	6,022,669
Selling, general and administrative	91,834	132,464	43,108	57,606	21,916	10,760	357,688
Restructuring and impairment	41	—	—	—	—	—	41
Interest expense (income), net	5,802	13,744	(1,257)	11,082	5,952	(2,601)	32,722
Other expense, net	—	12	—	—	—	—	12
Equity in earnings of affiliated companies	(5,457)	(907)	(1,252)	(2,418)	(14,524)	—	(24,558)

Earnings (loss) before income taxes	$39,668	$30,370	$54,788	$37,616	$43,334	$(9,486)	$196,290

(1) Net sales includes intersegment sales of:

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended June 30, 2009	$2,487	$9,433	$12,489	$207	$—	$(24,616)	$—
For the three months ended June 30, 2008	2,264	10,519	4,147	1,239	—	(18,169)	—
For the six months ended June 30, 2009	4,194	18,582	22,018	2,141	—	(46,935)	—
For the six months ended June 30, 2008	4,422	21,264	13,073	10,895	—	(49,654)	—
(2) Cost of sales includes period-to-period change in unrealized hedging (gains) losses of:

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended June 30, 2009	$(27,017)	$(10,777)	$(5,207)	$(581)	$(359)	$(858)	$(44,799)
For the three months ended June 30, 2008	(2,587)	(8,298)	(5,993)	—	(7,135)	(795)	(24,808)
For the six months ended June 30, 2009	(24,994)	(16,354)	(6,911)	(708)	(474)	7,167	(42,274)
For the six months ended June 30, 2008	(4,257)	6,210	345	—	620	215	3,133

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
     In January and February 2008, the Company acquired partial interests in four joint ventures which are part of Winfield, but are non-guarantors of the Company’s financing arrangements. Accordingly, the consolidated joint ventures’ financial information has been included with the non-guarantor subsidiaries as of and for the three and six months ended June 30, 2008. Subsequently, in July 2008, three of the four joint ventures were deconsolidated due to renegotiated operating agreements and corresponding ownership changes. Accordingly, one remaining consolidated joint venture’s financial information has been included with the non-guarantor subsidiaries as of and for the three and six months ended June 30, 2009. The financial information related to the three deconsolidated joint ventures was included in the non-guarantor subsidiaries until the date of deconsolidation and subsequently has been included as equity method investments in the financial results of Winfield.
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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
June 30, 2009

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,625	$885	$28,067	$—	$35,577
Receivables, net	209,416	715,521	895,693	(501,124)	1,319,506
Intercompany receivables, net	197,022	46,744	1,242	(245,008)	—
Inventories	423,415	609,999	95,408	—	1,128,822
Prepaid assets	24,746	17,609	4,268	—	46,623
Other current assets	65,374	12,111	1,111	—	78,596

Total current assets	926,598	1,402,869	1,025,789	(746,132)	2,609,124

Investments	1,187,511	58,359	16,686	(951,461)	311,095
Property, plant and equipment, net	276,341	293,011	110,356	—	679,708
Goodwill, net	191,542	64,532	20,584	—	276,658
Other intangibles, net	1,499	109,531	6,671	—	117,701
Other assets	66,908	42,050	63,126	(3,912)	168,172

Total assets	$2,650,399	$1,970,352	$1,243,212	$(1,701,505)	$4,162,458

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$76,003	$1,976	$848,191	$(493,847)	$432,323
Current portion of long-term debt	10	50	2,479	—	2,539
Accounts payable	352,434	657,444	96,475	(10,390)	1,095,963
Intercompany payables, net	—	254,431	(9,423)	(245,008)	—
Customer advances	37,668	90,814	2,327	—	130,809
Accrued liabilities	200,708	223,797	24,961	(799)	448,667
Patronage refunds and other member equities payable	39,027	—	—	—	39,027

Total current liabilities	705,850	1,228,512	965,010	(750,044)	2,149,328

Long-term debt	513,248	46	19,442	—	532,736
Employee benefits and other liabilities	347,506	28,902	6,061	—	382,469
Commitments and contingencies

Equities:
Capital stock	1,587	(34)	2,935	(2,901)	1,587
Additional paid-in capital	—	200,993	73,345	(274,338)	—
Member equities	992,903	—	—	—	992,903
Accumulated other comprehensive loss	(151,609)	(12)	(18)	30	(151,609)
Retained earnings	240,914	511,945	162,307	(674,252)	240,914

Total Land O’Lakes, Inc. equities	1,083,795	712,892	238,569	(951,461)	1,083,795
Noncontrolling interests	—	—	14,130	—	14,130

Total equities	1,083,795	712,892	252,699	(951,461)	1,097,925

Total liabilities and equities	$2,650,399	$1,970,352	$1,243,212	$(1,701,505)	$4,162,458

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2009

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,038,456	$1,551,472	$224,571	$—	$2,814,499
Cost of sales	944,769	1,374,704	215,911	—	2,535,384

Gross profit	93,687	176,768	8,660	—	279,115
Selling, general and administrative	70,984	79,319	15,485	—	165,788
Restructuring and impairment	7,442	171	1,323	—	8,936

Earnings (losses) from operations	15,261	97,278	(8,148)	—	104,391

Interest expense (income), net	19,120	(2,093)	(4,387)	—	12,640
Other (income) expense, net	(4,734)	393	—	—	(4,341)
Equity in (earnings) losses of affiliated companies	(105,853)	(3,628)	153	98,663	(10,665)

Earnings before income taxes	106,728	102,606	(3,914)	(98,663)	106,757
Income tax expense (benefit)	25,271	(34)	236	—	25,473

Net earnings (loss)	81,457	102,640	(4,150)	(98,663)	81,284
Less: net loss attributable to noncontrolling interests	—	(161)	(12)	—	(173)

Net earnings (loss) attributable to Land O’Lakes, Inc.	$81,457	$102,801	$(4,138)	$(98,663)	$81,457

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2009

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$2,532,780	$2,825,159	$403,874	$—	$5,761,813
Cost of sales	2,296,177	2,542,381	384,096	—	5,222,654

Gross profit	236,603	282,778	19,778	—	539,159
Selling, general and administrative	145,006	159,442	24,613	—	329,061
Restructuring and impairment	7,441	469	1,323	—	9,233

Earnings (losses) from operations	84,156	122,867	(6,158)	—	200,865

Interest expense (income), net	38,241	(4,226)	(8,177)	—	25,838
Other (income) expense, net	(7,147)	419	—	—	(6,728)
Equity in earnings of affiliated companies	(133,607)	(3,932)	(1,415)	135,453	(3,501)

Earnings before income taxes	186,669	130,606	3,434	(135,453)	185,256
Income tax expense	22,522	528	1,198	—	24,248

Net earnings	164,147	130,078	2,236	(135,453)	161,008
Less: net loss attributable to noncontrolling interests	—	(202)	(2,937)	—	(3,139)

Net earnings attributable to Land O’Lakes, Inc.	$164,147	$130,280	$5,173	$(135,453)	$164,147

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2009

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings attributable to Land O’Lakes, Inc.	$164,147	$130,280	$5,173	$(135,453)	$164,147
Adjustments to reconcile net earnings attributable to Land O’Lakes, Inc. to net cash provided by operating activities:
Depreciation and amortization	19,126	18,984	4,898	—	43,008
Amortization of deferred financing costs	781	228	171	—	1,180
Bad debt expense	936	558	110	—	1,604
Proceeds from patronage revolvement received	199	30	—	—	229
Non-cash patronage income	(621)	66	—	—	(555)
Deferred income tax	20,856	—	—	—	20,856
Increase in other assets	(205)	(1,557)	(13)	28	(1,747)
Increase (decrease) in other liabilities	14,979	(35)	(33)	—	14,911
Restructuring and impairment	7,441	469	1,323	—	9,233
Loss on divestiture of a business	—	407	—	—	407
(Gain) loss on sale of investments	(6,970)	12	—	—	(6,958)
Gain on foreign currency exchange contracts on sale of investment	(177)	—	—	—	(177)
Equity in earnings of affiliated companies	(133,607)	(3,932)	(1,415)	135,453	(3,501)
Dividends from investments in affiliated companies	1,695	2,383	3,552	—	7,630
Net loss attributable to noncontrolling interests	—	(202)	(2,937)	—	(3,139)
Other	(172)	49	(3,383)	—	(3,506)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(41,853)	(172,580)	28,581	(46,932)	(232,784)
Inventories	(47,375)	(3,234)	4,655	—	(45,954)
Prepaids and other current assets	680,980	397,290	599	—	1,078,869
Accounts payable	(64,873)	(82,103)	55,228	12,565	(79,183)
Customer advances	(605,512)	(310,603)	1,219	—	(914,896)
Accrued liabilities	27,870	25,357	(18,377)	2,719	37,569

Net cash provided by operating activities	37,645	1,867	79,351	(31,620)	87,243

Cash flows from investing activities:
Additions to property, plant and equipment	(48,079)	(17,666)	(7,629)	—	(73,374)
Investments in affiliates	(75)	(340)	(1,250)	—	(1,665)
Proceeds from divestiture of a business	—	2,698	—	—	2,698
Proceeds from sale of investments	5,770	14	11,181	—	16,965
Proceeds from foreign currency exchange contracts on sale of investments	518	—	—	—	518
Proceeds from sale of property, plant and equipment	282	905	24	—	1,211
Insurance proceeds for replacement assets	—	6,538	—	—	6,538
Change in notes receivable	5,850	(116)	(6,659)	—	(925)
Other	(1)	250	—	—	249

Net cash used by investing activities	(35,735)	(7,717)	(4,333)	—	(47,785)

Cash flows from financing activities:
Increase (decrease) in short-term debt	56,005	(268)	(64,404)	31,620	22,953
Proceeds from issuance of long-term debt	—	10	1,425	—	1,435
Principal payments on long-term debt and capital lease obligations	(34)	(41)	(1,216)	—	(1,291)
Payments for redemption of member equities	(54,607)	—	—	—	(54,607)
Payments for debt issuance costs	(1,486)	—	—	—	(1,486)
Other	(148)	6	(1,563)	—	(1,705)

Net cash used by financing activities	(270)	(293)	(65,758)	31,620	(34,701)

Net increase (decrease) in cash and cash equivalents	1,640	(6,143)	9,260	—	4,757
Cash and cash equivalents at beginning of period	4,985	7,028	18,807	—	30,820

Cash and cash equivalents at end of period	$6,625	$885	$28,067	$—	$35,577

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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2008

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,257,242	$1,791,958	$278,665	$—	$3,327,865
Cost of sales	1,132,945	1,648,202	235,230	—	3,016,377

Gross profit	124,297	143,756	43,435	—	311,488
Selling, general and administrative	77,995	90,051	22,063	—	190,109
Restructuring and impairment	(12)	—	—	—	(12)

Earnings from operations	46,314	53,705	21,372	—	121,391

Interest expense (income), net	13,885	2,910	(1,208)	—	15,587
Equity in earnings of affiliated companies	(85,895)	(1,062)	(3,431)	69,932	(20,456)

Earnings before income taxes	118,324	51,857	26,011	(69,932)	126,260
Income tax expense (benefit)	15,539	(98)	(1,725)	—	13,716

Net earnings	102,785	51,955	27,736	(69,932)	112,544
Less: net earnings attributable to noncontrolling interests	—	—	9,759	—	9,759

Net earnings attributable to Land O’Lakes, Inc.	$102,785	$51,955	$17,977	$(69,932)	$102,785

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2008

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$2,893,839	$3,156,529	$534,496	$—	$6,584,864
Cost of sales	2,669,478	2,916,702	436,489	—	6,022,669

Gross profit	224,361	239,827	98,007	—	562,195
Selling, general and administrative	149,043	169,882	38,763	—	357,688
Restructuring and impairment	41	—	—	—	41

Earnings from operations	75,277	69,945	59,244	—	204,466

Interest expense (income), net	28,867	6,113	(2,258)	—	32,722
Other expense, net	—	12	—	—	12
Equity in earnings of affiliated companies	(134,888)	(981)	(14,524)	125,835	(24,558)

Earnings before income taxes	181,298	64,801	76,026	(125,835)	196,290
Income tax expense (benefit)	17,230	(27)	3,435	—	20,638

Net earnings	164,068	64,828	72,591	(125,835)	175,652
Less: net earnings attributable to noncontrolling interests	—	—	11,584	—	11,584

Net earnings	$164,068	$64,828	$61,007	$(125,835)	$164,068

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2008

	Land
	O’Lakes, Inc.		Non-
	Parent Company	Consolidated Guarantors	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings attributable to Land O’Lakes, Inc.	$164,068	$64,828	$61,007	$(125,835)	$164,068
Adjustments to reconcile net earnings attributable to Land O’Lakes, Inc. to net cash provided by operating activities:
Depreciation and amortization	18,955	20,579	4,580	—	44,114
Amortization of deferred financing costs	979	—	73	—	1,052
Bad debt expense	577	1,159	163	—	1,899
Proceeds from patronage revolvement received	1,560	56	—	—	1,616
Non-cash patronage income	(2,635)	(548)	—	—	(3,183)
Deferred income tax benefit	(25,418)	—	—	—	(25,418)
Increase in other assets	(454)	(1,041)	(79)	78	(1,496)
Increase (decrease) in other liabilities	8,323	(9)	—	—	8,314
Restructuring and impairment	41	—	—	—	41
Loss on sale of investments	—	12	—	—	12
Equity in earnings of affiliated companies	(134,888)	(981)	(14,524)	125,835	(24,558)
Dividends from investments in affiliated companies	2,434	500	7,138	—	10,072
Net earnings attributable to noncontrolling interests	—	—	11,584	—	11,584
Other	(1,360)	72	133	—	(1,155)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	78,981	(297,513)	(76,600)	51,754	(243,378)
Inventories	(16,251)	(100,371)	(18,437)	—	(135,059)
Prepaids and other current assets	427,930	335,379	(2,208)	—	761,101
Accounts payable	163,889	191,442	49,468	(3,655)	401,144
Customer advances	(507,765)	(292,452)	(13,881)	—	(814,098)
Accrued liabilities	84,526	87,974	(982)	(2,012)	169,506

Net cash provided by operating activities	263,492	9,086	7,435	46,165	326,178

Cash flows from investing activities:
Additions to property, plant and equipment	(30,798)	(22,517)	(16,283)	—	(69,598)
Acquisitions, net of cash acquired	(1,743)	(1,096)	(6,201)	—	(9,040)
Investments in affiliates	(50,625)	—	(235)	—	(50,860)
Distributions from investments in affiliated companies	1,000	—	6,865	—	7,865
Proceeds from sale of investments	—	49	—	—	49
Proceeds from sale of property, plant and equipment	2,402	505	198	—	3,105
Change in notes receivable	(8,979)	588	(3,425)	—	(11,816)
Other	(1,953)	—	1,302	—	(651)

Net cash used by investing activities	(90,696)	(22,471)	(17,779)	—	(130,946)

Cash flows from financing activities:
(Decrease) increase in short-term debt	(44,477)	(3,440)	29,304	(46,165)	(64,778)
Proceeds from issuance of long-term debt	—	—	496	—	496
Principal payments on long-term debt and capital lease obligations	(4,242)	(206)	(8,876)	—	(13,324)
Payments for redemption of member equities	(94,032)	—	—	—	(94,032)
Distribution to members	48,700	—	(48,700)	—	—
Other	(96)	—	—	—	(96)

Net cash used by financing activities	(94,147)	(3,646)	(27,776)	(46,165)	(171,734)

Net increase (decrease) in cash and cash equivalents	78,649	(17,031)	(38,120)	—	23,498
Cash and cash equivalents at beginning of period	12,411	17,036	87,392	—	116,839

Cash and cash equivalents at end of period	$91,060	$5	$49,272	$—	$140,337

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.
Overview
General
     We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. For the three months ended June 30, 2009, we reported net sales of $2.8 billion and net earnings of $81.5 million compared to net sales of $3.3 billion and net earnings of $102.8 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, we reported net sales of $5.8 billion and net earnings of $164.1 million compared to net sales of $6.6 billion and net earnings of $164.1 million for the six months ended June 30, 2008. Despite the decrease in net sales due to lower commodity prices within Dairy Foods, Feed and Layers during the six months ended June 30, 2009 compared to the same period in 2008, net earnings for the six months ended June 30, 2009 were essentially equal to the same period in 2008 due to unrealized hedging gains for the six months ended June 30, 2009 versus unrealized hedging losses during the same period in 2008. The primary drivers for the increase in net earnings were improved earnings in Agronomy and Seed, offset by declines in Dairy Foods, Layers, and Feed.
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study (the “EIS”). Despite delays in the completion of the draft EIS, the Company anticipates that the USDA will issue its final EIS in early 2010. Although the Company believes the outcome of the EIS will be favorable, which would allow for the reintroduction of the product into the market in 2010, there are approximately $10.4 million of purchase commitments with seed producers over the next year and $27.2 million of inventory as of June 30, 2009, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. On January 6, 2009, the EPA issued a Unilateral Administrative Order (“UAO”) directing the Company to perform remedial design and remedial action (“RD/RA”) at the Site. The Company filed its Notice of Intent to Comply with the UAO on February 10, 2009. On April 20, 2009, the EPA issued its authorization to proceed with RD/RA activities. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. The Company initiated litigation against two carriers on February 18, 2009. As of June 30, 2009, based on the most recent facts and circumstances available to the Company, an $8.9 million environmental reserve recorded in 2008 remained in the Company’s consolidated financial statements.
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
     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the six months ended June 30, 2009, bulk cheese, which is generally priced on the date of make, represented approximately 10% of the Dairy Foods segment’s net sales. For the six months ended June 30, 2009, bulk milk, which also is not subject to significant commodity price risk, represented approximately 34% of the Dairy Foods segment’s net sales.
     We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we place into inventory significant amounts of butter. Demand for butter typically is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the six months ended June 30, 2009, retail and foodservice net sales represented approximately 36% of Dairy Foods net sales. We also maintain inventory of nonfat dry milk, which is a by-product of our butter production process. The nonfat dry milk is held in inventory until it is sold to customers.
     Market prices for commodities such as butter, cheese and nonfat dry milk can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly CME (Chicago Mercantile Exchange) market price for butter was $1.11 in January 2009, and the highest monthly market price was $1.73 in October 2008. In the past three years, the lowest monthly CME market price for block cheese was $1.08 in January 2009 and the highest monthly market price was $2.10 in May 2008. In the past three years, the lowest monthly NASS (National Agricultural Statistics Survey) market price for nonfat dry milk was $0.82 in March 2009 and the highest monthly market price was $2.06 in October 2007. The per pound average market prices for the three months and six months ended June 30 are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Per pound market price average:
Butter	$1.23	$1.46	$1.18	$1.36
Block cheese	1.16	2.01	1.17	1.94
Nonfat dry milk (NASS)	0.83	1.30	0.83	1.33
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
     Layers. MoArk, LLC (“MoArk”) produces, distributes and markets shell eggs. MoArk’s sales and earnings are driven, in large part, by egg prices. For the six months ended June 30, 2009, egg prices averaged $1.08 per dozen, as measured by the Urner Barry Midwest Large market, compared to $1.43 per dozen for the six months ended June 30, 2008.
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Unrealized hedging gain (loss)	$44.8	$24.8	$42.3	$(3.1)
Vendor Rebates
     We receive vendor rebates primarily from seed and chemical suppliers. These rebates are either covered by binding arrangements, which are agreements between the vendor and the Company, or are covered by published vendor rebate programs. Rebates are recorded as earned in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), when evidence exists to support binding arrangements (which in most cases is either written agreements between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received. Certain rebate arrangements for our Agronomy and Seed segments are not finalized until various times during the vendor’s crop year program. Accordingly, the amount of rebates reported in any given period can vary substantially, largely as a result of when the arrangements are formally executed. The Company may, on occasion, enter into inventory purchase commitments with vendors in order to achieve an optimal rebate return.
Recoverability of Long-Lived Assets
     The Company tests for the impairment of goodwill and other unamortized trademarks and license agreements on at least an annual basis, and whenever events or circumstances make it likely that an impairment may have occurred, such as a significant adverse change in the business climate. The Company performed its annual impairment test of goodwill and other unamortized trademarks and license agreements during the fourth quarter of 2008 and concluded that no write downs or impairments were required at that time. While the Company currently believes that goodwill and unamortized trademarks and license agreements are not impaired, materially different assumptions regarding the future performance of its businesses could result in significant impairment losses. Specifically, within Feed, changes in the current business conditions could bring about significant differences between actual and projected financial results and cause the Company to incur an impairment loss related to its goodwill or unamortized trademarks or license agreements. As presented herein, Feed has been negatively impacted by economic conditions and has underperformed during the six months ended June 30, 2009 compared to the same period in 2008, however, the Company believes the current economic conditions and resulting decline in Feed earnings during the three and six months ended June 30, 2009 are temporary in nature. We will continue to monitor the economic situation, the business environment and our outlook for our full fiscal year to determine whether a triggering event has occurred.

Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method and provided earnings for the three months and six months ended June 30 as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
		(in millions)
Earnings from unconsolidated businesses	$10.7	$20.5	$3.5	$24.6
     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost.
     Our investment in unconsolidated businesses was $311.1 million as of June 30, 2009 and $314.5 million as of December 31, 2008. Cash flow from investments in unconsolidated businesses was $7.6 million for the six months ended June 30, 2009 compared to $17.9 million for the six months ended June 30, 2008. The decline in cash flow was due to decreased distributions received during the six months ended June 30, 2009 from affiliated companies compared to the six months ended June 30, 2008 primarily in eggs due to lower egg markets versus the prior year.
     Agriliance LLC (“Agriliance”), a 50%-owned joint venture which is reflected in our Agronomy segment and is accounted for under the equity method, constitutes the most significant of our investments in unconsolidated businesses. Historically, Agriliance’s sales and earnings have been principally derived from the wholesale distribution of crop nutrients and crop protection products manufactured by others and have primarily occurred in the second quarter of each calendar year. Effective September 1, 2007, Agriliance distributed the wholesale crop protection business to Land O’Lakes, Inc. and the wholesale crop nutrient business to CHS Inc. (“CHS”). On April 9, 2009, the Company announced that Agri-AFC, LLC (“AFC”), a joint venture between Alabama Farmers Cooperative, Inc. and Winfield Solutions, LLC, a Land O’Lakes company, would purchase nine former Agriliance retail locations located in Georgia and Mississippi. AFC entered into an operating lease and an asset purchase agreement and immediately began operating the retail locations and purchased the working capital, primarily inventory, associated with these locations for $18.3 million. AFC completed this transaction in July 2009 and acquired the property, plant and equipment located at these sites for $2.9 million in cash. On July 28, 2009, the Company announced an update to the ongoing repositioning of the retail businesses owned and operating by Agriliance. The Company noted that Agriliance entered into a purchase agreement with Tennessee Farmers Cooperative that contemplates the sale of eleven retail locations. The parties expect this transaction to close on or about August 31, 2009. Additionally, the Company noted that as part of Agriliance’s remaining restructuring, CHS will purchase nine retail sites and the Company will purchase 34 retail sites within the next several months.
     Our investment in Agriliance was $169.0 million as of June 30, 2009 and $176.2 million as of December 31, 2008. We recorded $7.2 million of losses for the six months ended June 30, 2009, and $3.4 million of equity earnings for the six months ended June 30, 2008 related to Agriliance. Agriliance’s results were unfavorably impacted during the six months ended June 30, 2009 compared to June 30, 2008 primarily due to lower margins in crop nutrients.
     Results of Operations
Three months ended June 30, 2009 as compared to three months ended June 30, 2008
Overview of Results

	For the three months ended June 30,
			Increase
	2009	2008	(Decrease)
	($ in millions)
Net earnings	$81.5	$102.8	$(21.3)
     Net earnings decreased $21.3 million in the three months ended June 30, 2009 compared to the same period in the prior year. Net earnings include the impact of the year-to-year change in unrealized hedging gains and losses on derivative contracts due to volatility in commodity markets. Unrealized hedging gains and losses in earnings represent the change in value of open derivative instruments from one period to another versus what will be effectively realized by the Company once the instruments expire and the underlying commodity purchases or product sales being hedged occur. Net earnings included $28.1 million and $15.3 million for unrealized hedging gains, net of income taxes, for the three months ended June 30, 2009 and 2008, respectively.
     For the three months ended June 30, 2009, net earnings also included a $2.9 million gain, net of income taxes, related to our investment in Golden Oval Eggs, LLC and impairment and restructuring charges of $4.6 million, net of income taxes, related to the announced closure of a Dairy Foods facility in Wisconsin. Excluding the unrealized hedging gains, the gain related to the Golden Oval

Eggs, LLC investment and the Dairy Foods impairment and restructuring expense, the Company’s net earnings decreased $32.6 million compared to the same period last year. Decreased net earnings were driven by earnings declines in Dairy Foods due to lower market prices versus the prior year, in Layers due to the effect of lower egg prices, in Seed due to decreased margins and in Feed due to volume declines and a shift in sales to lower margin products, partially offset by increased earnings in Agronomy resulting from the earlier completion of binding arrangements governing vendor rebates compared to the same period in the prior year, which will negatively impact third quarter 2009 as the timing of vendor rebate revenue shifted into second quarter 2009.

	For the three months ended June 30,
			Increase
	2009	2008	(Decrease)
	($ in millions)
Net sales	$2,814.5	$3,327.9	$(513.4)
     Net sales declined in Dairy Foods, Agronomy, Feed and Layers by $324.5 million, $203.2 million, $74.8 million and $18.8 million, respectively, partially offset by an increase of $115.7 million in Seed. The decrease in net sales was primarily driven by lower markets in milk, cheese and eggs, economic and competitive pressures in Feed and lower volume in Agronomy as customers built inventory ahead of price increases in the fall of 2008, reducing demand in 2009. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$279.1	$311.5	$(32.4)
     Gross profit decreased in the three months ended June 30, 2009 largely driven by depressed markets in Layers and Dairy Foods and pricing and competitive pressures in Feed and Seed. These decreases were partially offset by the timing of vendor rebates earned in Agronomy and improved unrealized hedging gains for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$165.8	$190.1	$(24.3)
     The decrease in selling, general and administrative expense compared to the prior year was primarily due to reduced expenses in Agronomy of $7.7 million due to deconsolidation of certain joint ventures in the third quarter of 2008 and in Feed of $7.6 million due to decreased employee costs.

Restructuring and impairment charges	$8.9	$—	$8.9
     During the three months ended June 30, 2009, Dairy Foods incurred impairment charges of $5.3 million to write down fixed assets to fair value and $2.1 million for restructuring charges, primarily for employee severance related to the announced closure of a facility in Wisconsin. Layers incurred impairment charges of $1.3 million to write down fixed assets at a facility in New Mexico to fair value. Feed incurred restructuring charges of $0.2 million primarily related to employee severance due to reorganization of Feed personnel.

Interest expense, net	$12.6	$15.6	$(3.0)
     The favorable variance in interest expense compared to the prior year was primarily due to lower interest rates.

Equity in earnings of affiliated companies	$10.7	$20.5	$(9.8)
     Decreased equity in earnings of affiliated companies is primarily related to lower earnings from investments in the Agronomy and Layers segments. Results for the three months ended June 30, 2009 included equity earnings from Agriliance of $4.5 million compared to equity earnings of $11.7 million for the same period of 2008. In Layers, equity method investments incurred losses of $0.2 million for the three months ended June 30, 2009, compared to equity earnings of $3.4 million for the same period of 2008, primarily due to lower egg prices impacting the results of equity method investees. A discussion of net earnings for Agriliance can be found under the caption “Overview —Unconsolidated Businesses.”

Income tax expense	$25.5	$13.7	$11.8
     Income tax expense for the three months ended June 30, 2009 and June 30, 2008 resulted in an effective tax rate of 23.9% and 10.9%, respectively. As a cooperative, earnings from member business that meet certain requirements, known as “patronage income,” are deductible from taxable income. The federal and state statutory rate applied to nonmember business activity was 38.3% for the three month periods ended June 30, 2009 and 2008. Income tax expense, and the difference between the effective tax rate and statutory tax rate, vary each year based upon patronage business activity and the level of profitability of nonmember business during each of the comparable years.

     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or have similar customers. We have five segments: Dairy Foods, Feed, Seed, Agronomy and Layers.
Dairy Foods

	For the three months ended June 30,
($ in millions)	2009	2008	% change
Net sales	$713.0	$1,037.5	(31.3)%
Gross profit	74.9	90.1	(16.9)%
Gross profit % of net sales	10.5%	8.7%
Net Sales Variance

Increase
(decrease)
(In millions)
Pricing / product mix impact	$(302.0)
Volume impact	(22.5)

Total decrease	$(324.5)
     The net sales decrease for the three months ended June 30, 2009 was primarily driven by the unfavorable pricing / mix variance of $302.0 million, mostly due to lower milk, cheese and butter market prices. These lower market prices caused net sales to decline in industrial operations, dairy solutions (previously referred to as foodservice) and retail superspreads of $242.3 million, $25.1 million and $18.2 million, respectively, compared to the same period last year. The unfavorable volume variance of $22.5 million was driven primarily by industrial operations, consumer cheese and international, as volumes declined $20.5 million, $10.9 million and $8.3 million, respectively, partially offset by increased volume in retail superspreads of $20.0 million compared to the prior year.
Gross Profit Variance

Increase
(decrease)
(In millions)
Margin / product mix impact	$(39.7)
Volume impact	0.1
Unrealized hedging	24.4

Total decrease	$(15.2)
     The negative margin / mix variance of $39.7 million was primarily due to lower cheese and butter markets versus the prior year. The lower margin / mix variance was partially offset by a $24.4 million increase in unrealized hedging gains compared to the same period in 2008.
Feed

	For the three months ended June 30,
($ in millions)	2009	2008	% change
Net sales	$851.0	$925.8	(8.1)%
Gross profit	86.1	95.6	(9.9)%
Gross profit % of net sales	10.1%	10.3%
Net Sales Variance

Increase
(decrease)
(In millions)
Pricing / product mix impact	$(47.2)
Volume impact	(27.6)

Total decrease	$(74.8)
     The $47.2 million unfavorable pricing / mix variance was primarily due to sales declines in livestock, ingredients and animal milk of $21.2 million, $13.3 million and $12.8 million, respectively. Commodity blends and swine accounted for the largest decreases in the livestock category due to competitive pressures and price declines. Ingredients and animal milk declined primarily due to falling commodity prices which resulted in unfavorable pricing. The unfavorable volume variance of $27.6 million was primarily due to declines in the livestock category. Dairy, commodity blends and cattle experienced weaker demand, resulting in volume decreases of $18.5 million, $8.3 million and $6.3 million, respectively. In lifestyle, volume increased $14.5 million in companion animal feed, which was partially offset by a $7.4 million decline in horse feed. Animal milk volumes increased $3.9 million primarily due to lower pricing.

Gross Profit Variance

Increase
(decrease)
(In millions)
Margin / product mix impact	$(7.3)
Volume impact	(4.7)
Unrealized hedging	2.5

Total decrease	$(9.5)
     The margin / mix variance decreased in premix and livestock by $7.5 million and $6.5 million, respectively, partially offset by increased gross profit of $5.6 million in lifestyle. In livestock, pricing pressures resulted in lower margins in commodity blends, swine and feedlot. In lifestyle, companion animal and horse gross profits increased $1.8 million and $1.7 million, respectively, due to favorable pricing and ingredient costs. Lower volume negatively impacted gross profit by $4.7 million. In livestock, dairy, cattle, and commodity blends, volumes declined by $3.7 million, $1.4 million and $1.1 million, respectively, due to poor economic conditions and were partially offset by increased volumes of $1.0 million in animal milk. In addition, unrealized hedging gains in the current year versus prior year favorably impacted gross profit by $2.5 million.
Seed

	For the three months ended June 30,
($ in millions)	2009	2008	% change
Net sales	$363.8	$248.1	46.6%
Gross profit	18.0	29.0	(37.9)%
Gross profit % of net sales	4.9%	11.7%
Net Sales Variance

Increase
(decrease)
(In millions)
Pricing / product mix impact	$137.3
Volume impact	(21.6)

Total increase	$115.7
     The $137.3 million pricing / mix variance was primarily related to increased sales of $49.3 million and $47.4 million in soybeans and corn, respectively, due to significantly higher market prices over the same period in the prior year. The $21.6 million unfavorable volume variance was driven by a decrease in corn volume of $20.2 million due to fewer acres planted and the timing of shipments during the prior year.
Gross Profit Variance

Increase
(decrease)
(In millions)
Margin / product mix impact	$(9.8)
Volume impact	(0.4)
Unrealized hedging	(0.8)

Total decrease	$(11.0)
     The $9.8 million unfavorable margin / product mix variance was primarily driven by a decrease in corn of $11.8 million due to increases to the corn reserve, offset by an increase in soybeans of $2.6 million due to higher market prices. A $0.8 million decrease in unrealized hedging gains also contributed to the lower gross profit in the three months ended 2009 compared to the prior year.
Layers

	For the three months ended June 30,
($ in millions)	2009	2008	% change
Net sales	$119.8	$138.6	(13.6)%
Gross profit	2.5	22.8	(89.0)%
Gross profit % of net sales	2.1%	16.5%

Net Sales Variance

Increase
(decrease)
(In millions)
Pricing / product mix impact	$(38.6)
Volume impact	19.8

Total decrease	$(18.8)
     The $38.6 million negative pricing / mix variance was primarily driven by lower egg prices for the three months ended June 30, 2009 compared to the same period in 2008. The average quoted price for the three months ended June 30 based on the Urner Barry Midwest Large market decreased to $1.00 per dozen in 2009 compared to $1.24 per dozen in 2008. Of the $19.8 million favorable volume variance, $17.5 million was due to increased commodity eggs sales, which reflects consumer demand for lower priced eggs, and an additional $2.3 million for specialty eggs over the same period in 2008.
Gross Profit Variance

Increase
(decrease)
(In millions)
Margin / product mix impact	$(16.0)
Volume impact	2.5
Unrealized hedging	(6.8)

Total decrease	$(20.3)
     The gross profit decrease was primarily attributable to lower the average market price of eggs compared to the prior year, partially offset by lower feed costs. A $6.8 million decrease in unrealized hedging gains also contributed to a lower gross profit for the three months ended June 30, 2009 compared to the same period in 2008.
Agronomy

	For the three months ended June 30,
($ in millions)	2009	2008	% change
Net sales	$790.5	$993.7	(20.4)%
Gross profit	97.1	74.6	30.2%
Gross profit % of net sales	12.3%	7.5%
Net Sales Variance

Increase
(decrease)
(In millions)
Pricing / product mix impact	$54.3
Volume impact	(220.3)
Acquisitions and divestitures	(37.2)

Total decrease	$(203.2)
     The net sales decline for the three months ended June 30, 2009, compared to the three months ending June 30, 2008 was primarily volume driven. The $220.3 million unfavorable volume variance was due to lower volumes across most product groups as customers increased inventory levels in the fall of 2008 ahead of price increases and are buying just-in-time in 2009, which lowered demand in 2009. This was partially offset by a $54.3 million favorable pricing variance due to higher product prices in the current year. The acquisitions and divestitures category includes the unfavorable impact of four joint ventures that were distributed to the Company in early January and February 2008 by Agriliance and partially offset by the favorable impact of the Soy Genetics acquisition. In July 2008, three of the joint ventures were deconsolidated and accounted for under the equity method after the joint venture agreements were renegotiated, resulting in sales no longer recorded for these entities in the consolidated financial statements.
Gross Profit Variance

Increase
(decrease)
(In millions)
Margin / product mix impact	$56.1
Volume impact	(20.0)
Unrealized hedging	0.6
Acquisitions and divestitures	(14.2)

Total increase	$22.5

     Gross profit increased by $22.5 million due to higher margins across most product groups. The favorable $56.1 million margin / product mix variance was primarily driven by the earlier completion of binding arrangements related to vendor rebates of $61.5 million compared to the same period in the prior year, which will negatively impact third quarter 2009 as the timing of vendor rebate revenue shifted into second quarter 2009. This was partially offset by $4.7 million of decreased margins on sales to joint ventures. The negative $20.0 million volume variance was due to customers building inventory in the fall of 2008. The acquisitions and divestitures category includes a $15.1 million unfavorable impact of four joint ventures that were deconsolidated in July 2008 and a positive $0.9 million impact of the Soy Genetics acquisition.
Six months ended June 30, 2009 as compared to six months ended June 30, 2008
Overview of Results

	For the six months ended June 30,
			Increase
	2009	2008	(Decrease)
	($ in millions)
Net earnings	$164.1	$164.1	$—

Net earnings were unchanged in the six months ended June 30, 2009 compared to the same period in the prior year. Net earnings include the impact of the year-to-year change in unrealized hedging gains and losses on derivative contracts due to volatility in commodity markets. Unrealized hedging gains and losses in earnings represent the change in value of open derivative instruments from one period to another versus what will be effectively realized by the Company once the instruments expire and the underlying commodity purchases or product sales being hedged occur. In 2009, net earnings included $26.6 million, net of income taxes, for unrealized hedging gains compared to unrealized hedging losses of $1.9 million for the six months ended June 30, 2008, net of income taxes.

In 2009, net earnings also included a $6.9 million gain, net of income taxes, related to our investment in Golden Oval Eggs, LLC. Excluding the unrealized hedging gains and losses and gain related to the Golden Oval Eggs, LLC investment, the Company’s net earnings decreased $33.5 million compared to the same period last year. Net earnings were driven by earnings declines in Dairy Foods due to lower market prices versus the prior year, in Layers due to the effect of lower egg prices and in Feed due to volume declines and a shift in sales to lower margin products, partially offset by increased earnings in Seed due to increased pricing and in Agronomy due to the earlier completion of binding arrangements governing vendor rebates compared to the same period in the prior year.

Net sales	$5,761.8	$6,584.9	$(823.1)

The decrease in net sales was primarily due to lower market prices in Dairy Foods and lower volume in Agronomy as customers built inventory ahead of price increases in the fall of 2008, reducing demand in 2009. Net sales decreased in Dairy Foods, Agronomy, Feed and Layers by $619.2 million, $281.9 million, $122.9 million and $61.7 million, respectively, and increased in Seed by $263.7 million. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$539.2	$562.2	$(23.0)

Gross profit decreased in the six months ended June 30, 2009 primarily due to depressed market prices in Dairy Foods and Layers and challenging economic and competitive conditions in Feed compared to the same time period in 2008. Partially offsetting these decreases were improved margins in Seed and the timing of vendor rebates recognized in Agronomy. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$329.1	$357.7	$(28.6)

The decrease in selling, general and administrative expense compared to the prior year was primarily due to lower costs in Agronomy of $10.4 million as a result of an accounting change for joint ventures to the equity method in July 2008 that were consolidated in the prior period and lower employee costs in Feed of $8.6 million.

Restructuring and impairment charges	$9.2	$—	$9.2

Restructuring and impairment charges were $9.2 million during the six months ended June 30, 2009. Dairy Foods incurred impairment charges of $5.3 million to write down fixed assets to fair value and $2.1 million for restructuring charges, primarily for employee severance, related to the announced closure of a facility in Wisconsin. Layers incurred impairment charges of $1.3 million to write down fixed assets at a facility in New Mexico to fair value. Feed incurred restructuring charges of $0.5 million primarily related to employee severance due to reorganization of Feed personnel.

Interest expense, net	$25.8	$32.7	$(6.9)
     The favorable variance in interest expense compared to the prior year was primarily due to lower interest rates.

	For the six months ended June 30,
			Increase
	2009	2008	(Decrease)
	($ in millions)
Equity in earnings of affiliated companies	$3.5	$24.6	$(21.1)
     Equity in earnings of affiliated companies decreased primarily due to decreased earnings in the Layers and Agronomy segments. In Layers, equity method investments had earnings of $1.4 million for the six months ended June 30, 2009, compared to equity earnings of $14.5 million for the same period of 2008 primarily due to lower egg prices. Results for the six months ended June 30, 2009 included equity losses from Agriliance of $7.2 million compared to equity earnings of $3.4 million for the same period of 2008. A discussion of net earnings for Agriliance can be found under the caption “Overview — General — Unconsolidated Businesses.”

Income tax expense	$24.2	$20.6	$3.6
     Income tax expense for the six months ended June 30, 2009 and June 30, 2008 resulted in an effective tax rate of 13.1% and 10.5%, respectively. As a cooperative, earnings from member business that meet certain requirements, known as “patronage income” are deductible from taxable income. The federal and state statutory rate applied to nonmember business activity was 38.3% for the six month periods ended June 30, 2009 and 2008. Income tax expense and the difference between the effective tax rate and statutory tax rate vary each year based upon patronage business activity and the level and profitability of nonmember business during each of the comparable years.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or have similar customers. We have five segments: Dairy Foods, Feed, Seed, Layers and Agronomy.
Dairy Foods

	For the six months ended June 30,
($ in millions)	2009	2008	% change
Net sales	$1,466.3	$2,085.5	(29.7)%
Gross profit	106.0	131.9	(19.6)%
Gross profit % of net sales	7.2%	6.3%
Net Sales Variance

Increase
(decrease)
(In millions)
Pricing / product mix impact	$(599.9)
Volume impact	(19.3)

Total decrease	$(619.2)
     The net sales decrease in the six months ended June 30, 2009 was primarily driven by the impact of significantly lower market prices for milk, butter and cheese versus the prior year. The unfavorable pricing / mix variance of $599.9 million was mainly due to lower market prices in milk, butter, cheese and nonfat dry milk. This caused net sales for industrial operations, dairy solutions (previously referred to as foodservice) and retail superspreads to decrease $498.7 million, $50.3 million and $21.2 million, respectively, compared to the same period last year. The unfavorable volume variance of $19.3 million was primarily related to decreases in industrial operations of $25.4 million, international and resale of $26.6 million and was partially offset by a volume increase in retail superspreads of $29.8 million.
Gross Profit Variance

Increase
(decrease)
(In millions)
Margin / product mix impact	$(45.7)
Volume impact	(0.9)
Unrealized hedging	20.7

Total decrease	$(25.9)
     The negative margin / mix variance of $45.7 million was primarily due to depressed markets as compared to the prior year. The negative variance was partially offset by increased unrealized hedging gains of $20.7 million compared to the same period in 2008.

Feed

	For the six months ended June 30,
($ in millions)	2008	2007	% change
Net sales	$1,744.7	$1,867.6	(6.6)%
Gross profit	158.5	175.7	(9.8)%
Gross profit % of net sales	9.1%	9.4%
Net Sales Variance

Increase
(decrease)
(In millions)
Pricing / product mix impact	$(40.1)
Volume impact	(82.8)

Total decrease	$(122.9)
     The $40.1 million unfavorable pricing / mix variance was primarily due to the effect of commodity price decreases, which decreased sales in ingredients and animal milk by $37.3 million and $28.0 million, respectively, partially offset by favorable pricing in premix of $20.0 million over the same period in 2008. The negative volume variance of $82.8 million was primarily due to declines in dairy, cattle, horse and commodity blends of $39.2 million, $27.7 million, $19.9 million and $11.4 million, respectively, primarily driven by unfavorable commodity prices leading to lower volumes as well as deteriorating economic conditions over the prior year. These volume declines were partially offset by increased volume in companion animal of $27.8 million.
Gross Profit Variance

Increase
(decrease)
(In millions)
Margin / product mix impact	$(25.7)
Volume impact	(14.1)
Unrealized hedging	22.6

Total decrease	$(17.2)
     Gross profit decreased $17.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to pricing pressures and challenging economic conditions. The unfavorable margin / mix variance of $25.7 million was a result of decreased margins of $8.9 million in premix, $5.3 million in commodity blends, $4.4 million in ingredients and $4.1 million in swine, due to competitive pressures and unfavorable ingredient cost positions, partially offset by increased margins in lifestyle products, primarily $1.7 million in horse feed and $1.3 million in pet feed as a result of lower ingredient costs. The unfavorable volume variance of $14.1 million was primarily due to volume declines in dairy, horse and cattle feed of $7.6 million, $6.7 million and $6.1 million, respectively, offset partially by increased volume in companion animal of $7.1 million. Offsetting the unfavorable margin variance were unrealized hedging gains of $16.4 million for the six months ended June 30, 2009, compared to unrealized hedging losses of $6.2 million in the same period in 2008.
Seed

	For the six months ended June 30,
($ in millions)	2009	2008	% change
Net sales	$1,138.9	$875.2	30.1%
Gross profit	129.3	95.4	35.5%
Gross profit % of net sales	11.4%	10.9%
Net Sales Variance

Increase
(decrease)
(In millions)
Pricing / product mix impact	$269.2
Volume impact	(5.5)

Total increase	$263.7
     The $269.2 million pricing / mix variance was primarily related to a $106.3 million increase in soybean sales and a $105.9 million increase in corn sales due to significantly increased prices over the same period in the prior year. The $5.5 million unfavorable volume variance was primarily due to decreased alfalfa, corn and turf volumes of $4.4 million, $4.4 million and $4.3 million, respectively, partially offset by increased soybean volume growth of $8.2 million due to increased acres planted.

Gross Profit Variance

Increase
(decrease)
(In millions)
Margin / product mix impact	$32.2
Volume impact	(5.6)
Unrealized hedging	7.3

Total increase	$33.9
     The $32.2 million positive margin / product mix variance was primarily due to increases in soybeans, corn and alfalfa, of $18.5 million, $8.1 million and $5.3 million, respectively, due to higher pricing including negative inventory reserve adjustments of $11.4 million. The $5.6 million unfavorable volume variance was primarily due to a $2.7 million decrease in corn as a result of fewer acres planted and a $2.4 million decrease in sunflowers due to unfavorable weather conditions compared to the prior year. The negative volume variance was offset by a favorable unrealized hedging impact of $7.3 million.
Layers

	For the six months ended June 30,
($ in millions)	2009	2008	% change
Net sales	$258.0	$319.7	(19.3)%
Gross profit	14.1	56.7	(75.1)%
Gross profit % of net sales	5.5%	17.7%
Net Sales Variance

Increase
(decrease)
(In millions)
Pricing / product mix impact	$(84.2)
Volume impact	22.5

Total decrease	$(61.7)
     The $84.2 million negative pricing / mix variance was primarily driven by significantly lower egg prices for the six months ended June 30, 2009 compared to the same period in 2008. The average quoted price based on the Urner Barry Midwest Large market decreased to $1.08 per dozen in 2009 compared to $1.43 per dozen in 2008. The $22.5 million positive volume variance was primarily related to increased sales of commodity eggs as customers switched to lower-priced eggs.
Gross Profit Variance

Increase
(decrease)
(In millions)
Margin / product mix impact	$(47.5)
Volume impact	3.8
Unrealized hedging	1.1

Total decrease	$(42.6)
     The gross profit decrease was primarily attributable to the decline in the average market price of eggs. The impact of lower egg prices were offset slightly by decreased prices for eggs we purchased for resale, lower feed costs and favorable unrealized hedging impact for the six months ended June 30, 2009, compared to the same period in 2008.
Agronomy

	For the six months ended June 30,
($ in millions)	2009	2008	% change
Net sales	$1,198.9	$1,480.8	(19.0)%
Gross profit	130.3	103.9	25.4%
Gross profit % of net sales	10.9%	7.0%
Net Sales Variance

Increase
(decrease)
(In millions)
Pricing / product mix impact	$109.6
Volume impact	(346.2)
Acquisitions and divestitures	(45.3)

Total decrease	$(281.9)

     The net sales decline for the six months ended June 30, 2009, compared to the six months ending June 30, 2008 was primarily volume driven. The $346.2 million unfavorable volume variance was due to lower volumes across most product groups as customers increased inventory levels in the fall of 2008 ahead of price increases and are buying just-in-time in 2009, which has lowered demand in 2009. This was partially offset by a $109.6 million favorable pricing variance due to higher product prices in the current year. The acquisitions and divestitures category includes the unfavorable impact of four joint ventures that were distributed to the Company in early January and February 2008 by Agriliance and partially offset by the favorable impact of the Soy Genetics acquisition. In July 2008, three of the joint ventures were deconsolidated and accounted for under the equity method after the joint venture agreements were renegotiated, resulting in sales no longer recorded for these entities in the consolidated financial statements.
Gross Profit Variance

Increase
(decrease)
(In millions)
Margin / product mix impact	$74.9
Volume impact	(31.3)
Unrealized hedging	0.4
Acquisitions and divestitures	(17.6)

Total increase	$26.4
     Gross profit increased by $26.4 million due to higher margins across most product groups. The favorable $74.9 million margin / product mix variance was primarily driven by the earlier completion of binding arrangements related to vendor rebates of $66.1 million compared to the same period in the prior year. This was partially offset by $31.3 million lower volumes due to customers building inventory in the fall of 2008. The acquisitions and divestitures category includes a $19.3 million unfavorable impact of four joint ventures that were deconsolidated in July 2008 and a positive $1.7 million impact of the Soy Genetics acquisition.
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
     Total long-term debt, including the current portion, was $535.3 million at June 30, 2009 compared to $534.8 million at December 31, 2008.
     Our primary sources of debt at June 30, 2009 include a $400 million revolving credit facility, of which $56.0 million was outstanding, a $400 million receivables securitization facility of which $280.0 million was outstanding, $149.7 million in 9.00% senior secured notes, $174.0 million in 8.75% senior unsecured notes and $190.7 million of 7.45% capital securities.
     At June 30, 2009, $14.9 million of our long-term debt, including $4.1 million of capital lease obligations, was attributable to MoArk. We do not provide any guarantees or support for MoArk’s debt. In addition, we had $1.8 million of other miscellaneous long-term debt at June 30, 2009.
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At June 30, 2009, we had available cash and cash equivalents on hand of $35.6 million. Total equities, excluding noncontrolling interests of $14.1 million, were $1,083.8 million at June 30, 2009.
     Our total liquidity is as follows:

	As of	As of	As of
	June 30,	June 30,	December 31,
	2009	2008	2008
	($ in millions)
Cash and cash equivalents	$35.6	$140.3	$30.8
Availability on revolving credit facility	302.6	191.7	188.6
Availability on receivable securitization program	120.0	400.0	120.0
Availability on the Agriliance credit facility	—	20.0	—
Availability on MoArk revolving credit facility	40.0	40.0	40.0

Total liquidity	$498.2	$792.0	$379.4
     We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business to make expected capital expenditures and to meet liquidity requirements for the next twelve months.

Cash Flows
     The following tables summarize the key elements in our cash flows for the following periods:
Operating Activities

	For the Six Months Ended
	June 30,
	2009	2008
	($ in millions)
Net earnings attributable to Land O’Lakes, Inc.	$164.1	$164.1
Adjustments to reconcile net earnings attributable to Land O’Lakes, Inc. to net cash provided by operating activities	79.6	22.9
Changes in current assets and liabilities, net of acquisitions and divestitures	(156.5)	139.2

Net cash provided by operating activities	$87.2	$326.2
     Net cash provided by operating activities decreased $239.0 million in the six months ended June 30, 2009 compared to the same period in 2008. The decrease was primarily due to increased working capital requirements due to a delayed crop protection season within Agronomy and increased commodity prices within Feed and Layers.
Investing Activities

	For the Six Months Ended
	June 30,
	2009	2008
	($ in millions)
Additions to property, plant and equipment	$(73.4)	$(69.6)
Acquisitions, net of cash acquired	—	(9.0)
Investments in affiliates	(1.7)	(50.9)
Distributions from investments in affiliated companies	—	7.9
Net proceeds from divestiture of a business	2.7	—
Proceeds from sale of investments	17.0	0.1
Proceeds from foreign currency exchange contracts on sale of investment	0.5	—
Proceeds from sale of property, plant and equipment	1.2	3.1
Insurance proceeds for replacement assets	6.5	—
Change in notes receivable	(0.9)	(11.8)
Other	0.3	(0.7)

Net cash used by investing activities	$(47.8)	$(130.9)
     Net cash used by investing activities decreased $83.1 million for the six months ended June 30, 2009 compared to the same period in 2008. The decrease is primarily related to decreased investment and acquisition spending of $58.2 million along with increased proceeds of $16.9 million from the sales of investments in Golden Oval Eggs, LLC and Agronomy Company of Canada Ltd.
     We expect total capital expenditures to be approximately $170 million in 2009. Of such amount, we currently estimate that a minimum range of $50 million to $60 million of ongoing maintenance capital expenditures will be required.
Financing Activities

	For the Six Months Ended
	June 30,
	2009	2008
	($ in millions)
Increase (decrease) in short-term debt, net	$23.0	$(64.8)
Proceeds from issuance of long-term debt	1.4	0.5
Principal payments on long-term debt and capital lease obligations	(1.3)	(13.3)
Payments for redemption of member equities	(54.6)	(94.0)
Payments for debt issuance costs	(1.5)	—
Other	(1.7)	(0.1)

Net cash used by financing activities	$(34.7)	$(171.7)
     Net cash used by financing activities decreased $137.0 million for the six months ended June 30, 2009 compared to the same period in 2008. The change is primarily due to an increase of $87.8 million in short-term borrowings due to increased working capital needs and decreased payments for the redemption of member equities of $39.4 million and decreased principal payments on long-term debt and capital lease obligations of $12.0 million.

Principal Debt Facilities
     On May 4, 2009, the Company announced that it had increased the capacity of its five-year revolving credit facility by $175 million, bringing the total capacity to $400 million. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of June 2009, the LIBOR margin for the revolving credit facility was 250 basis points and the spread for the Alternative Base Rate was 150 basis points. LIBOR may be set for one, two, three or six month periods at the election of the Company. The Company’s $400 million, five-year revolving credit facility matures in 2011. At June 30, 2009, $56.0 million was outstanding on the revolving credit facility and $302.6 million was available after giving effect to $41.4 million of outstanding letters of credit, which reduce availability. At December 31, 2008, there was no outstanding balance on the revolving credit facility and $188.6 million was available after giving effect to $36.4 million of outstanding letters of credit, which reduce availability.
     The Company’s $400 million, five-year receivables securitization facility arranged by CoBank ACB matures in 2011. The Company and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (the “SPE”). The SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. Borrowings under the receivables securitization facility bear interest at LIBOR plus 87.5 basis points. At June 30, 2009 and December 31, 2008, the SPE’s receivables were $719.3 million and $771.3 million, respectively. At June 30, 2009 and December 31, 2008, outstanding balances under the facility, recorded as notes and short-term obligations, were $280.0 million and availability was $120.0 million.
     The Company also had $70.1 million as of June 30, 2009, and $74.5 million as of December 31, 2008, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers.
     Additionally, the Company had $20.0 million outstanding as of June 30, 2009 and December 31, 2008 of notes and short term obligations under a credit facility with Agriliance, a 50/50 joint venture with CHS. The purpose of the credit facility is to provide additional working capital liquidity and allows the Company to borrow from or lend to Agriliance at a variable rate of LIBOR plus 100 basis points.
     The Company’s MoArk subsidiary maintains a $40 million revolving credit facility, which is subject to a borrowing base limitation. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. At June 30, 2009 and December 31, 2008, the outstanding borrowings were $0. MoArk’s facility is not guaranteed by the Company nor is it secured by Company assets. The facility is scheduled to mature on June 1, 2012.
     The Company’s Agri-AFC, LLC (“AFC”) subsidiary maintains a $45 million revolving credit facility, which is subject to a borrowing base limitation. The revolving credit facility matures in March 2010. Borrowings bear interest at a variable rate of LIBOR plus 250 basis points. At June 30, 2009 and December 31, 2008, the outstanding borrowings were $6.2 million and $34.9 million, respectively. AFC’s facility is not guaranteed by the Company nor is it secured by Company assets, but it does contain a minimum net worth covenant which could require the Company to make subordinated loans or equity infusions into AFC if AFC’s net worth falls below certain levels. The revolving credit facility is subject to certain debt covenants, which were all satisfied as of June 30, 2009.
     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes became callable in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price became 102.25%. The notes are callable at par beginning in December 2009. The balance outstanding for these notes at June 30, 2009 was $149.7 million.
     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes became callable in November 2006 at a redemption price of 104.375%. In November 2007, the redemption price declined to 102.917% and in November 2008, the redemption price declined to 101.458%. The notes are callable at par beginning in November 2009. The balance outstanding for these notes at June 30, 2009 was $174.0 million.
     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. At June 30, 2009, the outstanding balance of Capital Securities was $190.7 million.

     The credit agreements relating to the revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit agreement relating to the revolving credit facility requires us to maintain certain interest coverage and leverage ratios. Land O’Lakes debt covenants were all satisfied as of June 30, 2009.
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
Capital Leases
     MoArk had capital leases at June 30, 2009 of $4.2 million for land, buildings, machinery and equipment at various locations. The interest rates on the capital leases range from 6.00% to 8.25% with a weighted average rate of 8.14%. The weighted average term until maturity is three years. Land O’Lakes does not provide any guarantees or support for MoArk’s capital leases.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS 157, which did not have a material impact on the consolidated financial statements. Additionally, in February 2008, the FASB issued FASB Staff Positions (“FSP”) Financial Accounting Standard 157-1 (“FSP 157-1”) and 157-2 (“FSP 157-2”). FSP 157-1 removed leasing from the scope of SFAS 157, and FSP 157-2 delayed the effective date of SFAS 157 from January 1, 2008 to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Such assets subject to potential nonrecurring fair value measurement are goodwill, long-lived assets held and used such as intangible assets and fixed assets, long-lived assets held for sale, and assets acquired in a business combination. Effective January 1, 2009, the Company adopted the remaining provisions of SFAS 157 relating to nonrecurring nonfinancial assets and liabilities in accordance with FSP 157-2, which did not have a material impact on the consolidated financial statements.
     In October 2008, the FASB issued FSP No. 157-3 (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including all periods for which financial statements had not been issued. The Company has adopted FSP 157-3, which did not have a material impact on the consolidated financial statements.
     In April 2009, the FASB issued FSP No. 157-4 (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The Company adopted FSP 157-4 as of June 30, 2009, which did not have a material impact on the consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” The statement applies to all business combinations, including combinations among mutual enterprises. SFAS 141(R) requires all business combinations to be accounted for by applying the acquisition method and was effective for periods beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted SFAS 141(R) prospectively for all business combinations where the acquisition date is on or after January 1, 2009 and has ceased amortizing goodwill created as a result of business combinations between mutual enterprises. The impact of amortization of goodwill was $7.9 million and $7.7 million for the years ended December 31, 2008 and 2007, respectively. See Item 1. Financial Statements Note 6 for further information.
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
     In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 was effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-1 as of January 1, 2009, using a modified version of retrospective transition for those arrangements in place at the effective date. The adoption did not have a material impact on the consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — An Amendment to FASB Statement No. 133” (“SFAS 161”), which expands quarterly and annual SFAS No. 133 disclosure requirements regarding an entity’s derivative instruments and hedging activities. SFAS 161 was effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161 as of January 1, 2009 and expanded disclosures regarding its derivative instruments and hedging activities in the consolidated financial statements. See Item 1. Financial Statements Note 10 for additional disclosures required by SFAS 161.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 was effective for fiscal years beginning after December 15, 2008. The Company adopted FSP 142-3 as of January 1, 2009, which did not have a material impact on the consolidated financial statements.
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
     In December 2008, the FASB issued FSP No. 132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132 (R)-1”), which requires that an employer disclose the following information about the fair value of plan assets: 1) how investment allocation decisions are made, including the factors that are pertinent to understanding investment policies and strategies; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. This FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The adoption of this FSP in 2009 will increase the disclosures within the Company’s consolidated financial statements related to the assets of its defined benefit pension and other postretirement benefit plans.
     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which requires disclosure of fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 are effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The Company adopted FSP 107-1 and APB 28-1 as of June 30, 2009 and included the disclosures within the Company’s consolidated financial statements related to the fair value of financial instruments as of this interim reporting period. See Item 1. Financial Statements Note 11 for additional disclosures as required by FSP 107-1 and APB 28-1.

     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 as of June 30, 2009, which did not have a material effect on the consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) and removes the exception from applying FASB Interpretation No. (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 166 as of January 1, 2010. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”). SFAS 167 amends FIN 46R to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 167 as of January 1, 2010. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.
Critical Accounting Policies
     Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies used in preparing our interim 2009 consolidated financial statements are the same as those described in our Form 10-K.
Forward-Looking Statements
     The information presented in this Form 10-Q under the headings “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “could”, “should”, “seeks”, “pro forma” and “intend” and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in “Part II. Other Information Item 1A. Risk Factors” on pages 50 to 51. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in “Part II. Other Information Item 1A — Risk Factors” on pages 50 to 51. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     For the six months ended June 30, 2009, the Company did not experience significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
     As of the end of the period covered by this report, our management, with the participation of the CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were not effective because the material weaknesses in our internal control over financial reporting as of December 31, 2008, had not been fully remediated. In particular, as of June 30, 2009, not enough time had elapsed between the introduction of our newly-adopted mitigating controls and the end of the reporting period that would have allowed us to properly test the effectiveness of such controls.
     (b) Remediation and Changes in Internal Control over Financial Reporting
     As reported in the Company’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 20, 2009, in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its fiscal year, management identified material weaknesses in the internal controls over financial reporting as described below, which continued as of June 30, 2009.
Inadequate interim periodic close process
     Management did not maintain adequate policies and procedures in our Seed and Agronomy segments to ensure that accurate interim financial results were prepared on a timely basis under our normal periodic financial close process. This material weakness resulted in accounting errors in prior periods in the Seed and Agronomy segments that were subsequently corrected.
Personnel lacked adequate accounting expertise and business knowledge
     Management did not maintain a sufficient complement of personnel in the Agronomy segment with an appropriate level of accounting knowledge, experience with the business and training in the application of generally accepted accounting principles commensurate with the Company’s financial accounting and reporting requirements and low materiality thresholds. As a result of this material weakness, controls were not effective in prior periods to ensure significant accounting estimates and elimination of intercompany transactions were appropriately reviewed, analyzed and modified on a timely basis to prevent and detect material errors.
Remediation and Changes in Internal Control over Financial Reporting:
     As of June 30, 2009, we have taken the following actions to address the material weaknesses in the Seed and Agronomy segments including: (a) enhancing the current quarterly close process and review of the variance analyses as part of the close process to assess items at appropriate materiality levels, (b) adding procedures to the monthly variance analyses which address the timeliness and accuracy of those reviews, (c) adding accounting resources to ensure complete and timely recording of accounting transactions at quarter end, and (d) implementing new training procedures to ensure personnel are adequately trained to perform their job responsibilities. At June 30, 2009, the changes in internal control over financial reporting as described above, had not been in operation for a period of time sufficient to test their effectiveness. Therefore, these material weaknesses have not been fully remediated as of June 30, 2009.
     (c) Change in internal controls
     Other than our progress relating to the remediation efforts noted above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, which have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study (the “EIS”). Despite delays in the completion of the draft EIS, the Company anticipates that the USDA will issue its final EIS in early 2010. Although the Company believes the outcome of the EIS will be favorable, which would allow for the reintroduction of the product into the market in 2010, there are approximately $10.4 million of purchase commitments with seed producers over the next year and $27.2 million of inventory as of June 30, 2009, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. On January 6, 2009, the EPA issued a Unilateral Administrative Order (“UAO”) directing the Company to perform remedial design and remedial action (“RD/RA”) at the Site. The Company filed its Notice of Intent to Comply with the UAO on February 10, 2009. On April 20, 2009, the EPA issued its authorization to proceed with RD/RA activities. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. The Company initiated litigation against two carriers on February 18, 2009. As of June 30, 2009, based on the most recent facts and circumstances available to the Company, an $8.9 million environmental reserve recorded in 2008 remained in the Company’s consolidated financial statements.
     On October 27, 2008, the Office of the Attorney General of the State of Florida issued Civil Investigative Demands (“CIDs”) to MoArk and its wholly owned subsidiary, Norco Ranch, Inc. (“Norco”). The CIDs seek documents and information relating to the production and sale of eggs and egg products. MoArk and Norco are cooperating with the Office of the Attorney General of the State of Florida. We cannot predict what, if any, impact this inquiry and any results from such inquiry could have on the future financial position or results of operations of MoArk, Norco or the Company.
     Between September 2008 and January 2009, a total of twenty-two related class action lawsuits were filed against a number of producers of eggs and egg products in three different jurisdictions alleging violations of antitrust laws. MoArk was named as a defendant in twenty-one of the cases. Norco Ranch, Inc., was named as a defendant in thirteen of the cases. The Company was named as a defendant in seven cases. The cases have been consolidated for pretrial proceedings in the District Court for the Eastern District of Pennsylvania, and two separate consolidated amended class action complaints have been filed, which supersede the earlier filed complaints: one on behalf of those persons who purchased eggs or egg products directly from defendants, and the second on behalf of “indirect” purchasers (i.e. persons who purchased eggs or egg products from defendants’ customers). The consolidated amended complaints allege concerted action by producers of shell eggs to restrict output and thereby increase the price of shell eggs and egg products. The Plaintiffs in these suits seek unspecified damages and injunctive relief on behalf of all purchasers of eggs and egg products, as well as attorneys’ fees and costs. MoArk, Norco and the Company deny the allegations set forth in the complaints. The Company cannot predict what, if any, impact these lawsuits could have on the future financial position or results of operations of MoArk, Norco, or the Company.

Item 1A.	Risk Factors
     For a discussion of risk factors that may materially affect our estimates and results, please see the risk factors contained in our Form 10-K for the year ended December 31, 2008, which can be found on the Securities and Exchange Commission’s website (www.sec.gov). Set forth below is a summary of the Company’s material risk factors:
•	COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

•	THE CURRENT ECONOMIC DOWNTURN COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS AND FINANCIAL RESULTS.

•	THE CURRENT CREDIT CRISIS COULD NEGATIVELY AFFECT OUR LIQUIDITY, INCREASE OUR COSTS OF BORROWING AND DISRUPT THE OPERATIONS OF OUR SUPPLIERS AND CUSTOMERS.

•	OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR MARGINS, PARTICULARLY THOSE RELATED TO OUR SALES OF ROUNDUP READY® ALFALFA.

•	THE GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED SALES AND MARGINS AND COULD CONTINUE TO NEGATIVELY IMPACT OUR SALES AND MARGINS.

•	CURRENT AND THREATENED LITIGATION COULD INCREASE OUR EXPENSES, REDUCE OUR PROFITABILITY, AND, IN SOME CASES, ADVERSELY AFFECT OUR BUSINESS REPUTATION.

•	CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR DAIRY FOODS REVENUES AND CASH FLOWS.

•	OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER CONDITIONS.

•	INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILTIY.

•	OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

•	CHANGES IN THE MARKET PRICES OF THE COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR MARGINS TO DECLINE AND REDUCE THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES.

•	WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

•	CERTAIN OF OUR BUSINESSES MAY BE ADVERSELY AFFECTED BY OUR DEPENDENCE UPON OUR SUPPLIERS.

•	THE MANNER IN WHICH WE PAY FOR CERTAIN OF OUR INPUTS AND OTHER PRODUCTS THAT WE DISTRIBUTE EXPOSES US TO SUPPLIER-SPECIFIC RISK.

•	INCREASED FINANCIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT FACILITIES AND TO OPERATE OUR BUSINESSES.

•	SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

•	IF CREDITORS OF OUR SUBSIDIARIES AND JOINT VENTURES MAKE CLAIMS WITH RESPECT TO THE ASSETS AND EARNINGS OF THESE COMPANIES, SUFFICIENT FUNDS MAY NOT BE AVAILABLE TO REPAY OUR INDEBTEDNESS AND WE MAY NOT RECEIVE THE CASH WE EXPECT FROM INTERCOMPANY TRANSFERS.

•	THE COLLATERAL PLEDGED IN SUPPORT OF OUR DEBT OBLIGATIONS MAY NOT BE VALUABLE ENOUGH TO SATISFY ALL THE BORROWINGS SECURED BY THE COLLATERAL.

•	A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.

•	OUR LIMITED ACCESS TO EQUITY MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL.

•	INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

•	OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

•	A CHANGE IN THE ASSUMPTIONS USED TO VALUE OUR REPORTING UNITS OR OUR INDEFINITE-LIVED INTANGIBLE ASSETS COULD NEGATIVELY AFFECT OUR CONSOLIDATED RESULTS OF OPERATIONS AND NET WORTH.

•	PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

•	WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS AND REGULATIONS APPLICABLE TO OUR OPERATIONS.

•	STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

•	THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.

Item 5.	Other Information

Item 6.	Exhibits
               (a) Exhibits

EXHIBIT	DESCRIPTION
10.4	Fourth Amendment to the Amended and Restated Five-Year Revolving Credit Agreement, dated as of May 4, 2009.

31.1	Certification Pursuant to 15 U.S.C. Section 7241, As Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, As Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August, 2009.

LAND O’LAKES, INC.
By	/s/ Daniel Knutson
Daniel E. Knutson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)