Form 10-Q
period 2009-09-30
LAND O LAKES INC
filed 2009-11-13
CIK 1032562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2009
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
     The number of shares of the registrant’s common stock outstanding as of October 31, 2009: 856 shares of Class A common stock, 3,802 shares of Class B common stock, 158 shares of Class C common stock, and 848 shares of Class D common stock.
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
	(Unaudited)
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,734	$30,820
Receivables, net	1,206,587	1,104,261
Inventories	1,088,832	1,083,978
Prepaid assets	42,251	1,101,005
Other current assets	60,787	123,504

Total current assets	2,428,191	3,443,568

Investments	258,674	314,487
Property, plant and equipment, net	693,846	658,261
Goodwill, net	276,657	277,176
Other intangibles, net	116,406	120,982
Other assets	158,317	166,838

Total assets	$3,932,091	$4,981,312

LIABILITIES AND EQUITIES
Current liabilities:
Notes and short-term obligations	$610,612	$409,370
Current portion of long-term debt	2,581	2,864
Accounts payable	928,840	1,175,995
Customer advances	33,515	1,045,705
Accrued liabilities	383,395	423,494
Patronage refunds and other member equities payable	39,600	37,751

Total current liabilities	1,998,543	3,095,179

Long-term debt	535,231	531,955
Employee benefits and other liabilities	361,841	358,404
Commitments and contingencies (Note 17)

Equities:
Capital stock	1,439	1,611
Member equities	964,665	947,141
Accumulated other comprehensive loss	(166,876)	(150,277)
Retained earnings	223,107	178,377

Total Land O’Lakes, Inc. equities	1,022,335	976,852
Noncontrolling interests	14,141	18,922

Total equities	1,036,476	995,774

Total liabilities and equities	$3,932,091	$4,981,312

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		($ in thousands)
Net sales	$2,177,524	$2,783,930	$7,939,337	$9,368,794
Cost of sales	1,987,262	2,547,330	7,209,916	8,569,999

Gross profit	190,262	236,600	729,421	798,795

Selling, general and administrative	179,412	204,642	508,473	562,330
Restructuring and impairment	803	—	10,036	41
Gain on insurance settlement	—	(4,032)	—	(4,032)

Earnings from operations	10,047	35,990	210,912	240,456

Interest expense, net	12,462	15,369	38,300	48,091
Other (income) expense, net	(300)	—	(7,028)	12
Equity in losses (earnings) of affiliated companies	978	(13,541)	(2,523)	(38,099)

(Loss) earnings before income taxes	(3,093)	34,162	182,163	230,452
Income tax expense	1,213	1,804	25,461	22,442

Net (loss) earnings	(4,306)	32,358	156,702	208,010
Less: net earnings (loss) attributable to noncontrolling interests	8	3,796	(3,131)	15,380

Net (loss) earnings attributable to Land O’Lakes, Inc.	$(4,314)	$28,562	$159,833	$192,630

Applied to:
Member equities
Allocated patronage	$1,638	$5,698	$113,144	$133,835
Deferred equities	11,764	(1,893)	(1,414)	679

	13,402	3,805	111,730	134,514
Retained earnings	(17,716)	24,757	48,103	58,116

	$(4,314)	$28,562	$159,833	$192,630

See accompanying notes to consolidated financial statements.

LAND O’LAKES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
	($ in thousands)
Cash flows from operating activities:
Net earnings attributable to Land O’Lakes, Inc.	$159,833	$192,630
Adjustments to reconcile net earnings attributable to Land O’Lakes, Inc. to net cash used by operating activities:
Depreciation and amortization	67,870	67,776
Amortization of deferred financing costs	1,868	3,413
Bad debt expense	6,479	5,731
Proceeds from patronage revolvement received	236	1,777
Non-cash patronage income	(798)	(4,177)
Deferred income tax expense (benefit)	41,501	(20,707)
Decrease (increase) in other assets	764	(2,269)
Increase in other liabilities	20,224	21,399
Restructuring and impairment	10,036	41
Loss on divestiture of a business	407	—
(Gain) loss on sale of investments	(6,958)	12
Gain on foreign currency exchange contracts on sale of investment	(177)	—
Gain on insurance settlement	—	(4,032)
Equity in earnings of affiliated companies	(2,523)	(38,099)
Dividends from investments in affiliated companies	36,140	32,652
Net (loss) earnings attributable to noncontrolling interests	(3,131)	15,380
Other	(4,031)	(2,525)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(119,141)	(412,580)
Inventories	(5,964)	(102,923)
Prepaid assets and other current assets	1,103,113	810,792
Accounts payable	(246,306)	15,011
Customer advances	(1,012,190)	(933,016)
Accrued liabilities	(53,999)	154,816

Net cash used by operating activities	(6,747)	(198,898)
Cash flows from investing activities:
Additions to property, plant and equipment	(108,775)	(120,533)
Acquisitions, net of cash acquired	(2,745)	(9,040)
Investments in affiliates	(3,290)	(50,860)
Distributions from investments in affiliated companies	—	8,824
Proceeds from divestiture of a business	2,698	—
Proceeds from sale of investments	16,965	49
Proceeds from foreign currency exchange contracts on sale of investment	518	—
Proceeds from sale of property, plant and equipment	1,493	5,581
Insurance proceeds for replacement assets	6,538	5,321
Change in notes receivable	(12,686)	(11,606)
Other	250	3,049

Net cash used by investing activities	(99,034)	(169,215)
Cash flows from financing activities:
Increase in short-term debt	201,243	388,685
Proceeds from issuance of long-term debt	4,459	496
Principal payments on long-term debt and capital lease obligations	(1,950)	(14,138)
Payments for redemption of member equities	(95,762)	(94,896)
Payments for debt issuance costs	(1,486)	—
Other	(1,809)	(38)

Net cash provided by financing activities	104,695	280,109

Net decrease in cash and cash equivalents	(1,086)	(88,004)
Cash and cash equivalents at beginning of the period	30,820	116,839

Cash and cash equivalents at end of the period	$29,734	$28,835

Supplementary Disclosure of Cash Flow Information
Cash paid (received) during periods for:
Interest	$39,046	$46,812
Income taxes	(14,269)	57,541
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
     On January 1, 2009, the Company adopted Accounting Standards Codification (“ASC”) Topic 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment to ARB No. 51”. The objective of this guidance was to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10-65 requires the reclassification of noncontrolling interests, also referred to as minority interest, to the equity section of the consolidated balance sheet presented upon adoption. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net earnings (loss) attributable to noncontrolling interests.” Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the balances shown on the consolidated income statement has changed as net earnings (loss) attributable to noncontrolling interests is no longer included in the determination of income from continuing operations. The Company has changed the presentation of its noncontrolling interests in compliance with this requirement.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 . This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. This statement and the application of the Codification was effective for and adopted by the Company as of July 1, 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.
     In December 2008, the FASB issued ASC 715-20-65-2, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“ASC 715-20-65-2”), which requires that an employer disclose the following information about the fair value of plan assets: 1) how investment allocation decisions are made, including the factors that are pertinent to understanding investment policies and strategies; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. At initial adoption, application of this guidance would not be required for earlier periods that are presented for comparative purposes. The adoption of this guidance in 2009 will increase the disclosures within the Company’s consolidated financial statements related to the assets of its defined benefit pension and other postretirement benefit plans. This guidance will be effective for fiscal years ending after December 15, 2009, with early application permitted. The Company will adopt this guidance as of December 31, 2009.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), which has not been integrated into the Codification as of September 30, 2009. This guidance removes the concept of a qualifying special-purpose entity (“QSPE”) and removes the exception from applying consolidation guidance to these entities. SFAS 166 also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 166 as of January 1, 2010. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”), which has not been integrated into the Codification as of September 30, 2009. SFAS 167 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 167 as of January 1, 2010. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.
     During 2009, the FASB has issued several ASU’s — ASU No. 2009-01 through ASU No. 2009-15. ASU 2009-01 amended the Codification, ASC 105, for the issuance of SFAS 168 discussed above. Except for the ASU discussed below, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or topics and therefore have minimal, if any, impact on the Company.
     In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures — Overall (“ASC Topic 820-10”) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for the Company beginning October 1, 2009. The Company does not anticipate the adoption of ASU No. 2009-05 to have a material impact to the consolidated financial statements.
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
2. Business Combinations and Pending Business Combinations
2009 Acquisitions and Pending Acquisitions
     In January 2009, Feed contributed $0.3 million in cash to Superior Feed Solutions, LLC, a 50/50 joint venture with Ceres Solutions LLP. The joint venture is accounted for under the equity method of accounting as of and for the nine months ended September 30, 2009.
     On April 9, 2009, the Company announced that Agriliance LLC (“Agriliance”) (a 50-50 joint venture between the Company and United Country Brands, LLC (a wholly owned subsidiary of CHS Inc. (“CHS”)) entered into an operating lease and an asset purchase agreement with Agri-AFC, LLC (“Agri-AFC”), a wholesale and retail crop inputs supplier. Agri-AFC is a consolidated joint venture between Winfield Solutions, LLC, a Land O’Lakes wholly owned subsidiary, and Alabama Farmers Cooperative, Inc. Under the terms of the transaction documents, Agri-AFC immediately began operating nine former Agriliance retail locations located in Georgia and Mississippi, and purchased the working capital, primarily inventory, associated with such locations for $18.3 million. In July 2009, Agri-AFC completed the transaction and acquired the property, plant and equipment located at these sites for $2.9 million in cash.
     The Company also noted that as part of Agriliance’s ongoing restructuring, CHS purchased nine retail sites in September 2009 and the Company purchased 34 retail sites in October 2009. The Company anticipates that the restructuring will be substantially complete by the end of March 2010.
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

3. Receivables
     A summary of receivables is as follows:

	September 30,	December 31,
	2009	2008
Trade accounts	$756,213	$846,794
Notes and contracts	97,218	89,736
Vendor rebates	314,225	57,007
Other	61,313	130,591

	1,228,969	1,124,128
Less allowance for doubtful accounts	(22,382)	(19,867)

Total receivables, net	$1,206,587	$1,104,261

     A substantial portion of the Company’s receivables is concentrated in agriculture as well as in the wholesale and retail food industries. Collection of receivables may be dependent upon economic returns in these industries. The Company’s credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.
     The Company operates a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers, which are collateralized by the real estate, equipment and livestock of their farming operations. These loans, which relate primarily to dairy, swine, cattle and other livestock production, are presented as notes and contracts for the current portion and as other assets for the non-current portion. Total notes and contracts were $157.5 million at September 30, 2009 and $139.7 million at December 31, 2008 of which $90.5 million and $82.1 million, respectively, were included in the current portion in the table above.
     Vendor rebate receivables are primarily generated as a result of seed and chemical purchases. These receivables can vary significantly from period to period based on a number of factors, including, but not limited to, specific terms and conditions set forth in the underlying agreements, the timing of when such agreements become binding arrangements, and the timing of cash receipts. The Company may, on occasion, enter into inventory purchase commitments with vendors in order to achieve an optimal rebate return.
     Other receivables include margin receivables from commodity brokers on open derivative instruments, interest and expected insurance settlements.
4. Inventories
     A summary of inventories is as follows:

	September 30,	December 31,
	2009	2008
Raw materials	$182,026	$217,087
Work in process	1,903	1,639
Finished goods	904,903	865,252

Total inventories	$1,088,832	$1,083,978

5. Investments
     A summary of investments is as follows:

	September 30,	December 31,
	2009	2008
Agriliance LLC	$116,147	$176,191
Advanced Food Products, LLC	32,726	33,870
Ag Processing Inc.	31,405	31,858
Delta Egg Farm, LLC	11,832	11,464
Melrose Dairy Proteins, LLC	9,638	6,397
Universal Cooperatives, Inc.	7,849	7,877
CoBank, ACB	5,345	4,892
Pro-Pet, LLC	3,188	2,123
Wilco-Winfield, LLC	3,261	3,131
Prairie Farms Dairy, Inc.	2,913	2,954
Other — principally cooperatives and joint ventures	34,370	33,730

Total investments	$258,674	$314,487

     During the nine months ended September 30, 2009, the Company’s investment in Agriliance decreased by $60.1 million, primarily due to a $25.0 million dividend received, $10.2 million in equity losses for the period and a $24.9 million other comprehensive loss related to Agriliance’s annual pension adjustments.
     In February 2008, the Company and Golden Oval Eggs, LLC (“Golden Oval”) entered into an Amendment to Asset Purchase Agreement that modified certain terms and conditions of the sale of MoArk, LLC’s (“MoArk”) liquid egg operations to Golden Oval, including the cancellation of the principal amount owed under the note and the issuance of a warrant to the Company for the right to purchase 880,492 convertible preferred units. As of the date the warrant was issued, the Company determined that the underlying units had an insignificant fair value. In December 2008, Golden Oval announced that it entered into an agreement to sell substantially all of its assets. As of December 31, 2008, the Company held the warrant for the 880,492 convertible preferred units, which carried a preference upon liquidation of $11.357 per unit, and 697,350 Class A units. In February 2009, the Company notified Golden Oval that it intended to exercise the warrant prior to Golden Oval’s scheduled asset sale, noted above. The Company had the right, in its sole discretion, to convert to Class A units any preferred units it received upon exercise of its warrant. On March 2, 2009, in conjunction with Golden Oval’s planned sale of substantially all of its assets to Rembrandt Enterprises, Inc. (“Rembrandt”), the Company exercised its right to purchase 880,492 Class A Convertible Preferred Units (the “Preferred Units”) of Golden Oval. The Company also elected to convert the Preferred Units to an equal number of Golden Oval’s Class A Common Units on the condition that it would retain the preferred payment rights established in the certificate of designation of the Preferred Units. The sale of substantially all Golden Oval’s assets to Rembrandt closed as of March 30, 2009. In the first quarter of 2009, upon closing of the asset sale, the Company recorded a $6.4 million receivable and gain, which represents the preferred payment related to the 880,492 Preferred Units that were converted to Class A units in accordance with the terms of the warrant’s execution. In the second quarter of 2009, the Company recorded an additional $4.8 million gain, which represented the first distribution payment of the asset sale related to the total 1,577,842 Class A units owned by the Company. For the nine months ended September 30, 2009, the Company has received a total of $11.2 million in cash related to this transaction. The Company expects to receive an additional $1.1 million, approximately, of cash distributions from Golden Oval related to the asset sale in various amounts during 2009 and 2010 and additional gain will be recorded at that time. Once these distributions are complete, all 1,577,842 Class A units held by the Company are expected to have no remaining value.
6. Goodwill and Other Intangible Assets
Goodwill
     The carrying amount of goodwill by segment is as follows:

	September 30,	December 31,
	2009	2008
Feed	$126,566	$126,960
Dairy Foods	68,525	68,525
Agronomy	50,663	50,663
Layers	20,221	20,346
Seed	10,682	10,682

Total goodwill	$276,657	$277,176

     Goodwill amortization was $0 and $5.9 million for the nine months ended September 30, 2009 and 2008, respectively. Amortization of goodwill created as a result of business combinations between mutual enterprises ceased with the adoption of revised guidance within ASC 850 “Business Combinations” as of January 1, 2009. Amortization of goodwill was $7.9 million and $7.7 million for the years ended December 31, 2008 and 2007, respectively.
Other Intangible Assets
     A summary of other intangible assets is as follows:

	September 30,	December 31,
	2009	2008
Amortized other intangible assets:
Dealer networks and customer relationships, less accumulated amortization of $5,893 and $4,045, respectively	$48,629	$50,478
Patents, less accumulated amortization of $9,285 and $8,414, respectively	7,426	8,297
Trademarks, less accumulated amortization of $3,189 and $2,668, respectively	4,426	4,946
Other intangible assets, less accumulated amortization of $4,235 and $4,412, respectively	4,300	5,636

Total amortized other intangible assets	64,781	69,357
Total non-amortized other intangible assets — trademarks and license agreements	51,625	51,625

Total other intangible assets	$116,406	$120,982

     Amortization expense for the three months ended September 30, 2009 and 2008 was $1.3 million and $1.6 million, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was $3.9 million and $4.0 million, respectively. The estimated amortization expense related to other intangible assets subject to amortization for the next five years will approximate $4.8 million annually. The weighted-average life of the intangible assets subject to amortization is approximately 18 years. Non-amortized other intangible assets relate to Feed and the majority of the amortized other intangible assets relate to Feed, Agronomy and Layers.
7. Accrued Liabilities
     A summary of accrued liabilities is as follows:

	September 30,	December 31,
	2009	2008
Marketing programs and consumer incentives	$156,444	$70,209
Employee compensation and benefits	116,617	141,376
Unrealized hedging losses and deferred option premiums received	17,398	99,964
Other	92,936	111,945

Total accrued liabilities	$383,395	$423,494

     Other accrued liabilities primarily include accrued taxes, interest, self-insurance reserves and environmental liabilities.
8. Debt Obligations
Notes and Short-term Obligations
     The Company had notes and short-term obligations at September 30, 2009 and December 31, 2008 of $610.6 million and $409.4 million, respectively. The Company maintains credit facilities to finance its short-term borrowing needs, including a revolving credit facility and a receivables securitization facility.
     On October 29, 2009, the Company announced that it had refinanced its principal debt facilities in order to, among other things, extend the term of its debt portfolio, a significant portion of which was scheduled to mature in 2010 and 2011, to provide liquidity for general corporate purposes and to take advantage of lower interest rates. The refinancing included the following elements: the call of the Company’s 8.75% Senior Unsecured Notes and 9.00% Senior Secured Notes, which are expected to be redeemed on December 15, 2009; the issuance of new secured private placement term debt; the replacement of the existing $400 million revolving credit facility with a new $375 million revolving credit facility; and the amendment of the Company’s existing $400 million receivables securitization facility.
     Until its replacement on October 29, 2009, the Company maintained a $400 million five-year revolving credit facility, which was scheduled to mature in August 2011. Borrowings bore interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin was dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of September 2009, the LIBOR margin for the revolving credit facility was 275 basis points and the spread for the Alternative Base Rate was 175 basis points. At September 30, 2009, $100.0 million was outstanding on the revolving credit facility and $258.8 million was available after giving effect to $41.2 million of outstanding letters of credit, which reduce availability. At December 31, 2008, there was no outstanding balance on the revolving credit facility and $188.6 million was available after giving effect to $36.4 million of outstanding letters of credit, which reduce availability.
     As noted above, on October 29, 2009, the Company entered into a replacement $375 million revolving credit facility led by CoBank, ACB, as administrative agent, bookrunner, collateral agent and joint lead arranger, and Banc of America Securities LLC, as joint lead arranger (the “CoBank Revolving Credit Facility”).
     Under the terms of the CoBank Revolving Credit Facility, lenders have committed to make advances and issue letters of credit until April 2013 in an aggregate amount not to exceed $375 million. Borrowings will bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the leverage ratio at the end of September 2009, the LIBOR margin for the CoBank Revolving Credit Facility would be 275 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the Company’s election.
     The borrowings under the CoBank Revolving Credit Facility will be secured, on a pari passu basis with the new private placement notes, by substantially all the Company’s material assets and the assets and guarantees of certain of the Company’s wholly owned domestic subsidiaries. The credit agreement imposes certain restrictions on the Company and certain of its subsidiaries, including, but not limited to, the Company’s ability to incur additional indebtedness, make payments to members, make investments, grant liens, sell assets and engage in certain other activities.

     The Company’s $400 million, five-year receivables securitization facility arranged by CoBank ACB was amended and extended on October 29, 2009 and now matures in 2013. The Company and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (the “SPE”). The SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. Borrowings under the receivables securitization facility bear interest at LIBOR plus an applicable margin. The amendment increased the margin from 87.5 basis points to 225 basis points. Apart from the interest rate and the tenor of the facility, all material terms of the facility were unchanged by the amendment. At September 30, 2009 and December 31, 2008, the SPE’s receivables were $636.3 million and $771.3 million, respectively. At September 30, 2009 and December 31, 2008, outstanding balances under the facility, recorded as notes and short-term obligations, were $400.0 million and $280.0 million, respectively and availability was $0 and $120.0 million, respectively.
     The Company also had $75.5 million as of September 30, 2009, and $74.5 million as of December 31, 2008, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers.
     Additionally, the Company had $20.0 million outstanding as of September 30, 2009 and December 31, 2008 of notes and short term obligations under a credit facility with Agriliance, a 50/50 joint venture with CHS. The purpose of the credit facility is to provide additional working capital liquidity and allows the Company to borrow from or lend to Agriliance at a variable rate of LIBOR plus 100 basis points.
     The Company’s MoArk subsidiary maintains a $40 million revolving credit facility, which is subject to a borrowing base limitation. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. At September 30, 2009 and December 31, 2008, the outstanding borrowings were $0. MoArk’s facility is not guaranteed by the Company nor is it secured by Company assets. The facility is scheduled to mature on June 1, 2012.
     The Company’s Agri-AFC, LLC (“Agri-AFC”) subsidiary maintains a $45 million revolving credit facility, which is subject to a borrowing base limitation. The revolving credit facility matures in March 2010. Borrowings bear interest at a variable rate of LIBOR plus 250 basis points. At September 30, 2009 and December 31, 2008, the outstanding borrowings were $15.1 million and $34.9 million, respectively. Agri-AFC’s facility is not guaranteed by the Company nor is it secured by Company assets, but it does contain a minimum net worth covenant which could require the Company to make subordinated loans or equity infusions into Agri-AFC if Agri-AFC’s net worth falls below certain levels. The revolving credit facility is subject to certain debt covenants, which were all satisfied as of September 30, 2009.
     The weighted average interest rate on short-term borrowings and notes outstanding at September 30, 2009 and December 31, 2008 was 1.51% and 1.94%, respectively.
Long-term Debt
     A summary of existing long-term debt is as follows:

	September 30,	December 31,
	2009	2008
Senior unsecured notes — due 2011 (8.75%)	$174,002	$174,002
Senior secured notes — due 2010 (9.00%)	149,700	149,700
Capital Securities of Trust Subsidiary — due 2028 (7.45%)	190,700	190,700
MoArk, LLC debt — due 2011 through 2023 (7.75% weighted average)	14,730	15,449
MoArk, LLC capital lease obligations (7.00% to 8.25%)	3,746	4,668
Other debt	4,934	300

	537,812	534,819
Less current portion	(2,581)	(2,864)

Total long-term debt	$535,231	$531,955

     As part of its overall refinancing, the Company provided an irrevocable redemption notice to the holders of the notes issued under the Indenture governing $350 million in aggregate principal amount of 8.75% Senior Unsecured Notes due 2011, dated as of November 14, 2001, (the “Unsecured Notes”) and the holders of the notes issued under the Indenture governing $175 million in aggregate principal amount of 9.00% Senior Secured Notes due 2010, dated as of December 23, 2003 (the “Secured Notes”) (the Unsecured Notes and Secured Notes, together, the “Called Notes”). The redemption notice provides that the Called Notes will be redeemed at par on December 15, 2009. The remaining principal balance of the outstanding Unsecured Notes and Secured Notes as of October 29, 2009 was $174 million and $149.7 million, respectively. Once the Called Notes have been redeemed, the Company’s obligation to file periodic reports with the Securities and Exchange Commission (the “SEC”) will terminate. Accordingly, the Company does not plan to make any filings with the SEC after it submits its Form 10-Q Report for the period ended September 30, 2009.

     The Company also entered into a Note Purchase Agreement with certain institutional lenders that governs the issuance of $325 million of privately placed notes (the “New Notes”). The New Notes will be issued and sold in three series, as follows: $155 million aggregate principal amount of 6.24% notes, due December 2016, (ii) $85 million aggregate principal amount of 6.67% notes, due December 2019 and (iii) $85 million aggregate principal amount of 6.77% notes, due December 2021. The sale of the New Notes will occur on or about December 15, 2009, and the Company will apply the proceeds to the redemption of the Called Notes. The New Notes will be secured, on a pari passu basis with the debt issued under the CoBank Revolving Credit Facility (described above), by substantially all the Company’s material assets and the assets and guarantees of certain of the Company’s wholly owned domestic subsidiaries. The Note Purchase Agreement imposes certain restrictions on the Company and certain of its subsidiaries, including, but not limited to, the Company’s ability to incur additional indebtedness, make payments to members, make investments, grant liens, sell assets and engage in certain other activities.
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
     The Company and MoArk are each subject to certain restrictions and covenant ratio requirements relating to their respective financing arrangements. As of September 30, 2009 and December 31, 2008, the Company and MoArk’s debt covenants were all satisfied.
9. Other Comprehensive Income
     Comprehensive income for the three and nine months ended September 30 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) earnings attributable to Land O’Lakes, Inc.	$(4,314)	$28,562	$159,833	$192,630
Pension and other postretirement adjustments, net of income taxes of $9,513, $(1,122), $10,326 and $(1,041), respectively	(15,357)	1,811	(16,670)	1,680
Foreign currency translation adjustment, net of income taxes of $(55), $85, $(43) and $364, respectively	87	(137)	69	(587)
Unrealized gains (loss) on available-for-sale-investment securities, net of income taxes of $(2), $24, $(1) and $(38), respectively	8	(82)	4	(335)
Less: Other comprehensive (earnings) loss attributable to noncontrolling interests	(4)	43	(2)	121

Total comprehensive (loss) income attributable to Land O’Lakes, Inc.	$(19,580)	$30,197	$143,234	$193,509

10. Derivative Instruments
     We are exposed to the impact of price fluctuations in dairy and agriculture commodity inputs consumed in operations and the impact of fluctuations in the relative value of currencies. We periodically enter into derivative instruments in order to mitigate the effects of changing commodity prices and mitigate our foreign currency risks.
     In the normal course of operations, the Company purchases commodities such as: milk, butter, soybean oil and various energy needs (“energy”) in Dairy Foods; soybean meal, corn and energy in Feed and Layers; soybeans and energy in Seed; and energy in Agronomy. The Company’s commodity price risk management strategy is to use derivative instruments to reduce risk caused by volatility in commodity prices due to fluctuations in the market value of inventories and fixed or partially fixed purchase and sales contracts. The Company enters into futures, forward and options contract derivative instruments for periods consistent with the related underlying inventory and purchase and sales contracts. These contracts are not designated as hedges under ASC 815, “Derivatives and Hedging.” The futures and option contracts are marked-to-market each month and gains and losses (“unrealized hedging gains and losses”) are primarily recognized in cost of sales. The Company has established formal position limits to monitor its price risk management activities and executes derivative instruments only with respect to those commodities which the Company consumes or produces in its normal business operations.
     The notional or contractual amount of derivative instruments provides an indication of the extent of the Company’s involvement in such instruments at that time, but does not represent exposure to market risk or future cash requirements under certain of these instruments. As of September 30, 2009, the total absolute notional value associated with our outstanding commodity derivative instruments and foreign currency derivative instruments was $341.2 million and $3.7 million, respectively.
     The unrealized (gains) and losses on derivative instruments related to commodity contracts and foreign currency exchange contracts for the three and nine months ended September 30, 2009 is as follows:

		Three Months Ended	Nine Months Ended
		September 30,	September 30,
Derivative Instrument	Location	2009	2009
Commodity derivatives	Cost of sales	$4,089	$(37,228)
Commodity derivatives	Selling, general and administrative	1	(1,140)
Foreign currency exchange contracts	Cost of sales	(417)	(1,374)
Foreign currency exchange contracts	Other (income) expense, net	—	341
     The gross fair market value of all derivative instruments and their location in the consolidated balance sheet are shown by those in an asset or liability position and are further categorized by commodity and foreign currency derivatives at September 30, 2009:

	Asset	Liability
	Derivatives(a)	Derivatives(a)
	September 30,	September 30,
Derivative Instrument	2009	2009
Commodity derivatives	$16,647	$13,518
Foreign currency exchange contracts	449	—

Total	$17,096	$13,518

(a)	Asset derivative instruments are recorded in other current assets and liability derivative instruments are recorded in accrued liabilities in the consolidated balance sheet.
     The Company enters into derivative instruments with a variety of counterparties. These instruments are primarily purchased and sold through brokers and regulated commodity exchanges. By using derivative financial instruments to manage exposures to changes in commodity prices and exchange rates, the Company exposes itself to the risk that the counterparty might fail to perform its obligations under the terms of the derivative contracts. The Company mitigates this risk by entering into transactions with high-quality counterparties and does not anticipate any losses due to non-performance. The Company manages its concentration of counterparty credit risk on derivative instruments prior to entering into derivative contracts by evaluating the counterparty’s external credit rating, where available, as well as an assessment of other relevant information such as current financial statements, credit agency reports and/or credit references. As of September 30, 2009, the maximum amount of loss that the Company would incur if the counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $17.1 million. The Company reviewed its counterparties and believes that a concentration of risk does not exist and that a failure of any or all counterparties would have a material effect on the consolidated financial statements as of September 30, 2009.

11. Fair Value Measurements
     The carrying amounts and estimated fair values of the Company’s financial instruments are as follows as of:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Derivatives:
Commodity derivative assets	$16,647	$16,647	$50,053	$50,053
Commodity derivative liabilities	13,518	13,518	85,292	85,292
Foreign currency exchange contract assets	449	449	341	341
Foreign currency exchange contract liabilities	—	—	925	925

Loans receivable	155,440	156,069	137,869	140,762
Available-for-sale securities	52	52	47	47

Debt:
Senior unsecured notes, due 2011	174,002	185,750	174,002	161,410
Senior secured notes, due 2010	149,700	162,386	149,700	150,999
Capital Securities of Trust Subsidiary, due 2028	190,700	163,408	190,700	107,580
MoArk fixed rate debt	18,476	19,975	20,117	17,548
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
     The Company believes it is not feasible to readily determine the fair value of investments as there is no established market for these investments. The fair value of certain current and non-current notes receivable with a financial statement carrying value of $2.1 million and $14.7 million as of September 30, 2009 and $1.5 million and $18.6 million as of December 31, 2008, respectively, was not estimated because it is not feasible to readily determine the fair value.
     ASC 820 “Fair Value Measurements and Disclosures” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
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

     A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009 and December 31, 2008:

		Fair Value Measurements at September 30, 2009 Using:
			Significant
		Quoted prices	other	Significant
	Total carrying	in active	observable	unobservable
	value at	markets	inputs	inputs
	September 30, 2009(a)	(Level 1)	(Level 2)	(Level 3)
Commodity derivative assets	$16,647	$16,220	$427	$—
Commodity derivative liabilities	13,518	13,143	375	—
Foreign currency exchange contract assets	449	—	449	—
Foreign currency exchange contract liabilities	—	—	—	—
Available-for-sale securities	52	52	—	—

		Fair Value Measurements at December 31, 2008 Using:
			Significant
		Quoted prices	other	Significant
	Total carrying	in active	observable	unobservable
	value at	markets	inputs	inputs
	December 31, 2008(a)	(Level 1)	(Level 2)	(Level 3)
Commodity derivative assets	$50,053	$49,139	$914	$—
Commodity derivative liabilities	85,292	85,128	164	—
Foreign currency exchange contract assets	341	—	341	—
Foreign currency exchange contract liabilities	925	—	925	—
Available-for-sale securities	47	47	—	—

(a)	ASC 815-10 permits, but does not require companies that enter into master netting arrangements to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or the obligation to return cash collateral. The Company has master netting arrangements with brokers for its exchange-traded futures and options contracts, however, it does not elect to offset fair value amounts recognized for derivative instruments under such master netting arrangements with amounts recognized for margin balances due from or due to brokers.
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
     The fair value hierarchy for nonfinancial assets measured on a nonrecurring basis as of September 30, 2009 is as follows:

		Fair Value Measurements at September 30, 2009 Using:
			Significant		Loss(b) (before
		Quoted prices	other	Significant	income tax)
	Total carrying	in active	observable	unobservable	For the Nine
	value at	markets	inputs	inputs	Months Ended
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)	September 30, 2009
Property, plant and equipment, net (held and used)	$2,810	$—	$2,810	$—	$5,304
Property, plant and equipment, net (held and used)	2,857	—	—	2,857	1,323

Total	$5,667	$—	$2,810	$2,857	$6,627

(b)	The losses were recorded in the restructuring and impairment line of the Consolidated Statements of Operations for the nine months ended September 30, 2009.
     In accordance with ASC 360-10-05, “Impairment or Disposal of Long-Lived Assets,” long-lived assets related to the Company’s announced closure of one of its Dairy Foods facilities with a carrying value of $8.1 million were written down to a fair value of $2.8 million based on significant other observable inputs (level 2) during the second quarter of 2009. This resulted in the Company recording an impairment loss (before income tax) of $5.3 million for the nine months ended September 30, 2009.
     Additionally, during the nine months ended September 30, 2009, the Company incurred a $1.3 million impairment loss (before income tax) related to a Layers facility in which the carrying value of $4.2 million was written down to its estimated fair value of $2.9 million due to the announced closure of the facility in 2010. The fair value was determined by the application of an internal discounted cash-flow model (level 3). Cash flows were determined based on management’s estimates of future production and using a discounted internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature.

12. Income Taxes
     The Company derives a majority of its business from members, although it is allowed by the Internal Revenue Code to conduct non-member business. Earnings from member business are deductible from taxable income as a patronage deduction. Earnings from non-member business are taxed as corporate income in the same manner as a typical corporation. The effective tax rate as a result of non-member business activity was (39.2%) and 5.3% for the three month periods ended September 30, 2009 and 2008, respectively and 14.0% and 9.7% for the nine month periods ended September 30, 2009 and 2008, respectively. Income tax expense and the overall effective tax rate varies significantly each period based upon profitability and the level of non-member business during each of the comparable periods. The tax expense for the three and nine months ended September 30, 2009 was primarily the result of non-member earnings offset by the book-tax reporting differences for domestic production activities deduction.
13. Pension and Other Postretirement Plans
     The following table presents the components of net periodic benefit cost for pension benefits and other postretirement benefits for the three months ended September 30:

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Service cost	$3,333	$3,810	$128	$196
Interest cost	9,474	9,678	908	1,071
Expected return on assets	(10,432)	(11,000)	—	—
Amortization of actuarial loss	1,318	1,290	184	488
Amortization of prior service cost	(111)	(132)	—	—
Amortization of transition obligation	—	—	107	116

Net periodic benefit cost	$3,582	$3,646	$1,327	$1,871

     During the three months ended September 30, 2009, the Company contributed $21.1 million to its defined benefit pension plans and $0.8 million to its other postretirement benefits plans.
     The following table presents the components of net periodic benefit cost for pension benefits and other postretirement benefits for the nine months ended September 30:

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Service cost	$10,001	$11,431	$385	$589
Interest cost	28,422	29,033	2,722	3,212
Expected return on assets	(31,298)	(32,999)	—	—
Amortization of actuarial loss	3,952	3,871	552	1,466
Amortization of prior service cost	(331)	(396)	—	—
Amortization of transition obligation	—	—	321	348

Net periodic benefit cost	$10,746	$10,940	$3,980	$5,615

     During the nine months ended September 30, 2009, the Company contributed $23.3 million to its defined benefit pension plans and $3.7 million to its other postretirement benefits plans.
     The Company expects to contribute approximately $24.6 million to its defined benefit pension plans and $5.4 million to its other postretirement benefits plans in 2009.
14. Restructuring and Impairment Charges
     A summary of restructuring and impairment charges is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Restructuring charges	$803	$—	$3,409	$41
Impairment charges	—	—	6,627	—

Total restructuring and impairment charges	$803	$—	$10,036	$41

Restructuring Charges
     On April 15, 2009, the Company announced its intent to close one of its Dairy Foods facilities and recorded charges of $2.1 million to restructuring, primarily related to employee severance, for the nine months ended September 30, 2009. All 120 employees at the Madison, Wisconsin plant were affected by the closure. The remaining restructuring liability of $1.4 million was presented in accrued liabilities in the consolidated balance sheet at September 30, 2009.

     During the three and nine months ended September 30, 2009, Feed incurred restructuring charges of $0.7 million and $1.2 million, respectively, primarily related to employee severance due to reorganization of Feed personnel. The remaining liability at September 30, 2009, for severance and other exit costs, including restructuring charges incurred in 2008, was $2.0 million and was presented in accrued liabilities in the consolidated balance sheet.
     During the three and nine months ended September 30, 2009, Layers incurred restructuring charges of $0.1 million, primarily related to employee severance due to the planned closure of its Berino, NM facility in 2010. The remaining liability at September 30, 2009 for severance and other exit costs was $0.1 million and was presented in accrued liabilities in the consolidated balance sheet.
Impairment Charges
     In connection with the announced closure of the Madison, WI facility within Dairy Foods, the Company incurred $5.3 million of impairment charges for the nine months ended September 30, 2009 as the carrying values of certain fixed assets were written down to fair value based on an estimated highest and best use of the fixed assets within this asset group.
     During the nine months ended September 30, 2009, Layers incurred $1.3 million of impairment charges related to the Berino, NM facility’s asset group within Layers in which the carrying value of $4.2 million was written down to its estimated fair value of $2.9 million due to the announced closure of the facility in 2010.
15. Other (Income) Expense, Net

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
(Gain) loss on sale of investments	$—	$—	$(6,958)	$12
Loss on divestiture of a business	—	—	407	—
Gain on sale of intangibles	(300)	—	(300)	—
Gain on foreign currency exchange contracts on sale of investment	—	—	(177)	—

Total other (income) expense, net	$(300)	$—	$(7,028)	$12

     The Company’s consolidated balance sheet at December 31, 2008 reflected a $10.8 million receivable for cash proceeds expected to be received in 2009 for the sale of an investment in Agronomy Company of Canada Ltd. (“ACC”) within Agronomy. During the nine months ended September 30, 2009, the Company received $6.4 million in cash. The remaining $4.4 million receivable represented the portion recorded by the Company at December 31, 2008 in accordance with the sales agreement. The sales agreement required a final purchase price true-up based on the audited financial statements for ACC as of December 31, 2008. The Company received the audited financial statements for ACC in 2009, which reflected significantly different financial results than expected or previously reported to the Company. The Company has disputed the results of the audit. However, based on the available information, the Company elected to establish a reserve for the amount in dispute and has recorded a $4.2 million loss on sale of investment for the nine months ended September 30, 2009, which reduced the remaining receivable to the amount of the newly reported purchase price true-up.
     Additionally, during the nine months ended September 30, 2009, the Company recognized $11.2 million of gains on sale of investment in Golden Oval within Layers. The Company expects to receive an additional $1.1 million, approximately, of cash distributions from Golden Oval related to the asset sale in various amounts during 2009 and 2010 and will record a further gain on sale of investment as cash is received. Once these distributions are complete, all 1,577,842 Class A units held by the Company are expected to have no remaining value. See Note 5 for additional information regarding this transaction.
     During the nine months ended September 30, 2009, Feed divested a business for $2.7 million in cash, which resulted in a $0.4 million loss.
     During the three and nine months ended September 30, 2009, Feed recognized a $0.3 million gain on the sale of intangibles.
     During the nine months ended September 30, 2009, the Company received $0.5 million in cash and recognized a $0.2 million gain on foreign currency exchange contracts on the sale of its investment related to ACC.

16. Insurance Proceeds
     In October 2008, the Company received notification from its insurance carrier that it would receive $6.7 million of insurance proceeds for the replacement of capital assets at a Feed facility in Statesville, North Carolina that was destroyed by fire in 2005. At December 31, 2008, $6.4 million remained as a receivable in the consolidated balance sheet. The Company received $6.5 million of insurance proceeds and recorded the additional $0.1 million of cash received in excess of the receivable within the selling, general and administrative line of the consolidated statements of operations for the nine months ended September 30, 2009. The Company does not anticipate any further insurance recoveries related to the Statesville fire.
17. Commitments and Contingencies
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study (the “EIS”). Despite delays in the completion of the draft EIS, the Company anticipates that the USDA will issue its EIS in early 2010. Although the Company believes the outcome of the EIS will be favorable, which would allow for the reintroduction of the product into the market in 2010, there are approximately $3.1 million of purchase commitments with seed producers over the next year and $33.4 million of inventory as of September 30, 2009, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. On January 6, 2009, the EPA issued a Unilateral Administrative Order (“UAO”) directing the Company to perform remedial design and remedial action (“RD/RA”) at the Site. The Company filed its Notice of Intent to Comply with the UAO on February 10, 2009. On April 20, 2009, the EPA issued its authorization to proceed with RD/RA activities. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. The Company initiated litigation against two carriers on February 18, 2009. As of September 30, 2009, based on the most recent facts and circumstances available to the Company, an $8.9 million environmental reserve recorded in 2008 remained in the Company’s consolidated financial statements.
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
     Between September 2008 and January 2009, a total of twenty-two related class action lawsuits were filed against a number of producers of eggs and egg products in three different jurisdictions alleging violations of antitrust laws. MoArk was named as a defendant in twenty-one of the cases. Norco Ranch, Inc., was named as a defendant in thirteen of the cases. The Company was named as a defendant in seven cases. The cases have been consolidated for pretrial proceedings in the District Court for the Eastern District of Pennsylvania, and two separate consolidated amended class action complaints have been filed, which supersede the earlier filed complaints: one on behalf of those persons who purchased eggs or egg products directly from defendants, and the second on behalf of “indirect” purchasers (i.e., persons who purchased eggs or egg products from defendants’ customers). The consolidated amended complaints allege concerted action by producers of shell eggs to restrict output and thereby increase the price of shell eggs and egg products. The Plaintiffs in these suits seek unspecified damages and injunctive relief on behalf of all purchasers of eggs and egg products, as well as attorneys’ fees and costs. MoArk, Norco and the Company deny the allegations set forth in the complaints. The Company cannot predict what, if any, impact these lawsuits could have on the future financial position or results of operations of MoArk, Norco, or the Company.

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
     In May 2008, the Company experienced a fire at a Feed facility located in Caldwell, Idaho. Damage was extensive and caused operations to cease. Costs of repair or replacement of property, plant, and equipment and replacement of inventory were covered under the terms of applicable insurance policies, subject to deductibles. A receivable of $1.0 million related to the carrying value of the inventory and property, plant and equipment remained recorded as of September 30, 2009. The Company expects to receive insurance proceeds in excess of its deductible.
     In 2007, a fire occurred at a Layers egg processing facility located in Anderson, Missouri. Damage was extensive and caused operations to cease. Costs of repair or replacement of inventory, property and equipment, and business interruption are covered under the terms of applicable insurance policies, subject to deductibles. In 2008, MoArk received insurance proceeds related to the repair or replacement of inventory and property and equipment and recorded a gain of $2.0 million. MoArk expects to receive additional proceeds related to replacement of capital assets and business interruption which, when received, could result in additional gains on insurance settlements.
     In 2005, MoArk sold its Lakeview, California property and simultaneously entered into an asset lease agreement for a portion of the property. This agreement required the Company to treat the proceeds received as a financing transaction. Therefore, no gain was recognized on the transaction at that time. In January 2009, MoArk renegotiated the terms of the lease. The new lease qualifies for sales-leaseback accounting and has been classified as an operating lease pursuant to ASC 840, “Leases”. As such, $3.3 million of previously deferred gain on the sale of the property was recognized for the nine months ended September 30, 2009. The Company will continue to ratably recognize the remainder of the deferred gain of $1.6 million over the life of the new lease.
18. Subsequent Events
     On October 29, 2009 the Company announced that it had refinanced its principal debt facilities in order to, among other things, extend the term of its debt portfolio, a significant portion of which was scheduled to mature in 2010 and 2011, to provide liquidity for general corporate purposes and to take advantage of lower interest rates. The refinancing included the following elements: the call of the Company’s 8.75% Senior Unsecured Notes and 9.00% Senior Secured Notes, which are expected to be redeemed on December 15, 2009; the issuance of new secured private placement term debt; the replacement of the existing $400 million credit facility with a new $375 million revolving credit facility; and the amendment of the Company’s existing $400 million receivables securitization facility. See “Note 8 Debt Obligations” for more information. Once the Senior Unsecured Notes and the Senior Secured Notes have been redeemed, the Company’s obligation to file periodic reports with the SEC will terminate. Accordingly, the Company does not plan to make any filings with the SEC after it submits its Form 10-Q Report for the period ended September 30, 2009, which is expected to be filed on or before November 13, 2009.
     In October 2009, the Company notified certain of its customers, primarily dealers and cooperatives, of a voluntary recall of certain lots of defective sorghum seed. The defective seed was manufactured by a vendor of the Company and the defect was a result of a sterile inbred, which prevented the sorghum seeds from producing grain unless fertilized by pollen from adjacent fields. The Company is currently formalizing the recall and settlement process with the responsible vendor and accordingly, expects the recall to have no material effect on the Company’s results of operations.
     The Company has evaluated all subsequent events through November 13, 2009, the date of filing this Form 10-Q.

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

     Segment information for the three and nine months ended September 30, 2009 and 2008 is as follows:

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated
For the three months ended September 30, 2009:
Net sales (1)	$776,070	$833,378	$(14,643)	$482,862	$110,579	$(10,722)	$2,177,524
Cost of sales (2)	715,955	764,932	(25,081)	431,895	110,434	(10,873)	1,987,262
Selling, general and administrative	49,096	64,453	23,450	30,594	10,424	1,395	179,412
Restructuring and impairment	—	704	—	—	99	—	803
Interest expense (income), net	3,680	6,118	(66)	1,785	2,210	(1,265)	12,462
Other income, net	—	(300)	—	—	—	—	(300)
Equity in (earnings) loss of affiliated companies	(1,519)	(1,754)	(11)	2,567	1,695	—	978

Earnings (loss) before income taxes	$8,858	$(775)	$(12,935)	$16,021	$(14,283)	$21	$(3,093)

For the three months ended September 30, 2008:
Net sales (1)	$984,888	$990,757	$45,014	$642,168	$135,470	$(14,367)	$2,783,930
Cost of sales (2)	953,080	947,907	37,627	486,925	132,696	(10,905)	2,547,330
Selling, general and administrative	52,057	69,483	18,641	46,943	14,339	3,179	204,642
Gain on insurance settlement	—	—	—	—	(4,032)	—	(4,032)
Interest expense (income), net	4,519	9,296	(3,944)	2,318	4,481	(1,301)	15,369
Equity in loss (earnings) of affiliated companies	656	(878)	—	(11,602)	(1,717)	—	(13,541)

Earnings (loss) before income taxes	$(25,424)	$(35,051)	$(7,310)	$117,584	$(10,297)	$(5,340)	$34,162

For the nine months ended September 30, 2009:
Net sales (1)	$2,242,329	$2,578,104	$1,124,303	$1,681,743	$368,584	$(55,726)	$7,939,337
Cost of sales (2)	2,076,214	2,351,198	984,556	1,500,481	354,356	(56,889)	7,209,916
Selling, general and administrative	147,496	188,291	67,639	77,760	27,056	231	508,473
Restructuring and impairment	7,441	1,173	—	—	1,422	—	10,036
Interest expense (income), net	8,781	18,362	3,313	4,862	6,675	(3,693)	38,300
Other expense (income), net	—	107	—	4,046	(11,181)	—	(7,028)
Equity in (earnings) loss of affiliated companies	(6,586)	(5,399)	(88)	9,270	280	—	(2,523)

Earnings (loss) before income taxes	$8,983	$24,372	$68,883	$85,324	$(10,024)	$4,625	$182,163

For the nine months ended September 30, 2008:
Net sales (1)	$3,070,416	$2,858,333	$920,207	$2,123,009	$455,208	$(58,379)	$9,368,794
Cost of sales (2)	2,906,720	2,639,800	817,433	1,863,880	395,756	(53,590)	8,569,999
Selling, general and administrative	143,891	201,947	61,749	104,549	36,255	13,939	562,330
Restructuring and impairment	41	—	—	—	—	—	41
Gain on insurance settlement	—	—	—	—	(4,032)	—	(4,032)
Interest expense (income), net	10,321	23,040	(5,201)	13,400	10,433	(3,902)	48,091
Other expense, net	—	12	—	—	—	—	12
Equity in earnings of affiliated companies	(4,801)	(1,785)	(1,252)	(14,020)	(16,241)	—	(38,099)

Earnings (loss) before income taxes	$14,244	$(4,681)	$47,478	$155,200	$33,037	$(14,826)	$230,452

(1) Net sales includes intersegment sales of:

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated

For the three months ended: September 30, 2009	$2,991	$9,507	$(3,263)	$2,023	$—	$(11,258)	$—
For the three months ended: September 30, 2008	1,705	16,946	(1,590)	60	—	(17,121)	—
For the nine months ended: September 30, 2009	7,185	28,089	18,755	4,164	—	(58,193)	—
For the nine months ended: September 30, 2008	6,128	38,209	11,483	10,955	—	(66,775)	—

(2) Cost of sales includes unrealized hedging (gains) losses of:

						Other/
	Dairy Foods	Feed	Seed	Agronomy	Layers	Eliminations	Consolidated

For the three months ended: September 30, 2009	$8,291	$(2,555)	$(1,698)	$(67)	$(33)	$(266)	$3,672
For the three months ended: September 30, 2008	(354)	19,407	10,048	—	2,075	1,184	32,360
For the nine months ended: September 30, 2009	(16,703)	(18,909)	(8,609)	(775)	(507)	6,901	(38,602)
For the nine months ended: September 30, 2008	(4,611)	25,617	10,393	—	2,695	1,399	35,493

20. Consolidating Financial Information
     The Company has entered into financing arrangements which are guaranteed by the Company and certain of its wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. The Guarantor Subsidiaries consist primarily of Winfield Solutions, LLC and Land O’Lakes Purina Feed LLC. The Non-Guarantor Subsidiaries consist primarily of: MoArk, LLC; LOL SPV, LLC; LOL Finance Co.; wholly owned foreign subsidiaries and various majority-owned consolidated joint ventures.
     In January and February 2008, the Company acquired partial interests in four joint ventures which are part of Winfield, but are non-guarantors of the Company’s financing arrangements. Accordingly, the consolidated joint ventures’ financial information has been included with the non-guarantor subsidiaries as of and for six months ended June 30, 2008. Subsequently, in July 2008, three of the four joint ventures were deconsolidated due to renegotiated operating agreements and corresponding ownership changes. Accordingly, one remaining consolidated joint venture’s financial information has been included with the non-guarantor subsidiaries as of and for the three and nine months ended September 30, 2009 and 2008. The financial information related to the three deconsolidated joint ventures was included in the non-guarantor subsidiaries until the date of deconsolidation and subsequently has been included as equity method investments in the financial results of Winfield.
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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
September 30, 2009

	Land
	O’Lakes, Inc.	Consolidated	Non-Guarantor
	Parent Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$4,069	$2,353	$23,312	$—	$29,734
Receivables, net	43,793	658,580	788,004	(283,790)	1,206,587
Intercompany receivables, net	169,128	75,159	1,240	(245,527)	—
Inventories	439,493	580,437	68,902	—	1,088,832
Prepaid assets	34,411	4,946	2,894	—	42,251
Other current assets	51,261	8,555	971	—	60,787

Total current assets	742,155	1,330,030	885,323	(529,317)	2,428,191

Investments	1,149,660	58,576	16,151	(965,713)	258,674
Property, plant and equipment, net	281,237	296,787	115,822	—	693,846
Goodwill, net	191,541	64,532	20,584	—	276,657
Other intangibles, net	1,406	108,547	6,453	—	116,406
Other assets	53,130	40,531	68,581	(3,925)	158,317

Total assets	$2,419,129	$1,899,003	$1,112,914	$(1,498,955)	$3,932,091

LIABILITIES AND EQUITIES

Current liabilities:
Notes and short-term obligations	$120,001	$2,704	$767,700	$(279,793)	$610,612
Current portion of long-term debt	10	54	2,517	—	2,581
Accounts payable	282,626	615,290	38,811	(7,887)	928,840
Intercompany payables, net	—	244,882	645	(245,527)	—
Customer advances	363	31,906	1,246	—	33,515
Accrued liabilities	113,787	240,180	29,463	(35)	383,395
Patronage refunds and other member equities payable	39,600	—	—	—	39,600

Total current liabilities	556,387	1,135,016	840,382	(533,242)	1,998,543

Long-term debt	513,317	82	21,832	—	535,231
Employee benefits and other liabilities	327,090	28,744	6,007	—	361,841
Commitments and contingencies

Equities:
Capital stock	1,439	(34)	2,935	(2,901)	1,439
Additional paid-in capital	—	196,909	77,429	(274,338)	—
Member equities	964,665	—	—	—	964,665
Accumulated other comprehensive loss	(166,876)	(18)	22	(4)	(166,876)
Retained earnings	223,107	538,304	150,166	(688,470)	223,107

Total Land O’Lakes, Inc. equities	1,022,335	735,161	230,552	(965,713)	1,022,335
Noncontrolling interests	—	—	14,141	—	14,141

Total equities	1,022,335	735,161	244,693	(965,713)	1,036,476

Total liabilities and equities	$2,419,129	$1,899,003	$1,112,914	$(1,498,955)	$3,932,091

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2009

	Land
	O’Lakes, Inc.	Consolidated	Non-Guarantor
	Parent Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$736,074	$1,246,917	$194,533	$—	$2,177,524
Cost of sales	663,456	1,138,820	184,986	—	1,987,262

Gross profit	72,618	108,097	9,547	—	190,262

Selling, general and administrative	75,621	85,042	18,749	—	179,412
Restructuring and impairment	—	704	99	—	803

(Loss) earnings from operations	(3,003)	22,351	(9,301)	—	10,047

Interest expense (income), net	16,438	(2,125)	(1,851)	—	12,462
Other income	—	(300)	—	—	(300)
Equity in (earnings) losses of affiliated companies	(16,874)	(2,152)	1,695	18,309	978

(Loss) earnings before income taxes	(2,567)	26,928	(9,145)	(18,309)	(3,093)
Income tax expense (benefit)	1,747	565	(1,099)	—	1,213

Net (loss) earnings	(4,314)	26,363	(8,046)	(18,309)	(4,306)
Less: net earnings (loss) attributable to noncontrolling interests	—	213	(205)	—	8

Net (loss) earnings attributable to Land O’Lakes, Inc.	$(4,314)	$26,150	$(7,841)	$(18,309)	$(4,314)

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2009

	Land
	O’Lakes, Inc.	Consolidated	Non-Guarantor
	Parent Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$3,268,855	$4,072,076	$598,406	$—	$7,939,337
Cost of sales	2,959,634	3,681,201	569,081	—	7,209,916

Gross profit	309,221	390,875	29,325	—	729,421

Selling, general and administrative	220,625	244,485	43,363	—	508,473
Restructuring and impairment	7,441	1,173	1,422	—	10,036

Earnings (loss) from operations	81,155	145,217	(15,460)	—	210,912

Interest expense (income), net	54,681	(6,351)	(10,030)	—	38,300
Other (income) expense, net	(7,147)	119	—	—	(7,028)
Equity in (earnings) losses of affiliated companies	(150,481)	(6,084)	280	153,762	(2,523)

Earnings (loss) before income taxes	184,102	157,533	(5,710)	(153,762)	182,163
Income tax expense	24,269	1,092	100	—	25,461

Net earnings (loss)	159,833	156,441	(5,810)	(153,762)	156,702
Less: net earnings (loss) attributable to noncontrolling interest	—	11	(3,142)	—	(3,131)

Net earnings (loss) attributable to Land O’Lakes, Inc.	$159,833	$156,430	$(2,668)	$(153,762)	$159,833

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2009

	Land
	O’Lakes, Inc.	Consolidated	Non-Guarantor
	Parent Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss) attributable to Land O’Lakes, Inc.	$159,833	$156,430	$(2,668)	$(153,762)	$159,833
Adjustments to reconcile net earnings (loss) attributable to Land O’Lakes, Inc. to net cash provided by operating activities:
Depreciation and amortization	30,817	28,487	8,566	—	67,870
Amortization of deferred financing costs	1,270	342	256	—	1,868
Bad debt expense	2,551	1,965	1,963	—	6,479
Proceeds from patronage revolvement received	205	31	—	—	236
Non-cash patronage income	(640)	(158)	—	—	(798)
Deferred income tax expense	41,501	—	—	—	41,501
(Increase) decrease in other assets	(196)	921	(2)	41	764
Increase (decrease) in other liabilities	20,250	32	(58)	—	20,224
Restructuring and impairment	7,441	1,173	1,422	—	10,036
Loss on divestiture of a business	—	407	—	—	407
(Gain) loss on sale of investments	(6,970)	12	—	—	(6,958)
Gain on foreign currency exchange contracts on sale of investment	(177)	—	—	—	(177)
Equity in (earnings) losses of affiliated companies	(150,481)	(6,084)	280	153,762	(2,523)
Dividends from investments in affiliated companies	27,670	4,918	3,552	—	36,140
Net earnings (loss) attributable to noncontrolling interests	—	11	(3,142)	—	(3,131)
Other	(318)	(113)	(3,600)	—	(4,031)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	140,695	(160,262)	164,692	(264,266)	(119,141)
Inventories	(63,453)	26,328	31,161	—	(5,964)
Prepaids and other current assets	687,491	413,509	2,113	—	1,103,113
Accounts payable	(134,681)	(124,257)	(2,436)	15,068	(246,306)
Customer advances	(642,817)	(369,511)	138	—	(1,012,190)
Accrued liabilities	(85,347)	41,740	(13,875)	3,483	(53,999)

Net cash provided by operating activities	34,644	15,921	188,362	(245,674)	(6,747)

Cash flows from investing activities:
Additions to property, plant and equipment	(61,926)	(30,136)	(16,713)	—	(108,775)
Acquisitions, net of cash acquired	—	—	(2,745)	—	(2,745)
Investments in affiliates	(400)	(490)	(2,400)	—	(3,290)
Proceeds from divestiture of a business	—	2,698	—	—	2,698
Proceeds from sale of investments	16,951	14	—	—	16,965
Proceeds from foreign currency exchange contracts on sale of investments	518	—	—	—	518
Proceeds from sale of property, plant and equipment	142	1,199	152	—	1,493
Insurance proceeds for replacement assets	—	6,538	—	—	6,538
Change in notes receivable	6,788	(1,144)	(18,330)	—	(12,686)
Other	—	250	—	—	250

Net cash used by investing activities	(37,927)	(21,071)	(40,036)	—	(99,034)

Cash flows from financing activities:
Increase (decrease) in short-term debt	100,004	460	(144,895)	245,674	201,243
Proceeds from issuance of long-term debt	—	50	4,409	—	4,459
Principal payments on long-term debt and capital lease obligations	(37)	(93)	(1,820)	—	(1,950)
Payments for redemption of member equities	(95,762)	—	—	—	(95,762)
Payments for debt issuance costs	(1,486)	—	—	—	(1,486)
Other	(352)	58	(1,515)	—	(1,809)

Net cash provided (used) by financing activities	2,367	475	(143,821)	245,674	104,695

Net (decrease) increase in cash and cash equivalents	(916)	(4,675)	4,505	—	(1,086)
Cash and cash equivalents at beginning of period	4,985	7,028	18,807	—	30,820

Cash and cash equivalents at end of period	$4,069	$2,353	$23,312	$—	$29,734

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

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2008

	Land
	O’Lakes, Inc.	Consolidated	Non-Guarantor
	Parent Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1,002,391	$1,546,956	$234,583	$—	$2,783,930
Cost of sales	967,545	1,364,877	214,908	—	2,547,330

Gross profit	34,846	182,079	19,675	—	236,660

Selling, general and administrative	76,873	110,853	16,916	—	204,642
Gain on insurance settlement	—	—	(4,032)	—	(4,032)

(Loss) earnings from operations	(42,027)	71,226	6,791	—	35,990

Interest expense (income), net	21,628	(2,520)	(3,739)	—	15,369
Equity in earnings of affiliated companies	(94,946)	(1,159)	(1,717)	84,281	(13,541)

Earnings before income taxes	31,291	74,905	12,247	(84,281)	34,162
Income tax expense (benefit)	2,729	71	(996)	—	1,804

Net earnings	28,562	74,834	13,243	(84,281)	32,358
Less: net earnings attributable to noncontrolling interests	—	—	3,796	—	3,796

Net earnings attributable to Land O’Lakes, Inc.	$28,562	$74,834	$9,447	$(84,281)	$28,562

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2008

	Land
	O’Lakes, Inc.
	Parent	Consolidated	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$3,896,230	$4,703,485	$769,079	$—	$9,368,794
Cost of sales	3,637,022	4,281,579	651,398	—	8,569,999

Gross profit	259,208	421,906	117,681	—	798,795

Selling, general and administrative	225,915	279,591	56,824	—	562,330
Restructuring and impairment	41	—	—	—	41
Gain on insurance settlement	—	—	(4,032)	—	(4,032)

Earnings from operations	33,252	142,315	64,889	—	240,456

Interest expense (income), net	50,495	3,593	(5,997)	—	48,091
Other expense, net	—	12	—	—	12
Equity in earnings of affiliated companies	(230,312)	(2,140)	(16,241)	210,594	(38,099)

Earnings before income taxes	213,069	140,850	87,127	(210,594)	230,452
Income tax expense	20,439	44	1,959	—	22,442

Net earnings	192,630	140,806	85,168	(210,594)	208,010
Less: net earnings attributable to noncontrolling interest	—	—	15,380	—	15,380

Net earnings attributable to Land O’Lakes, Inc.	$192,630	$140,806	$69,788	$(210,594)	$192,630

LAND O’LAKES, INC.
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2008

	Land
	O’Lakes, Inc.		Non-
	Parent	Consolidated	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings attributable to Land O’Lakes, Inc.	$192,630	$140,806	$69,788	$(210,594)	$192,630
Adjustments to reconcile net earnings attributable to Land O’Lakes, Inc. to net cash provided (used) by operating activities:
Depreciation and amortization	27,944	31,989	7,843	—	67,776
Amortization of deferred financing costs	1,467	—	1,946	—	3,413
Bad debt expense	2,100	2,216	1,415	—	5,731
Proceeds from patronage revolvement received	1,769	8	—	—	1,777
Non-cash patronage income	(622)	(3,555)	—	—	(4,177)
Deferred income tax benefit	(20,707)	—	—	—	(20,707)
Increase in other assets	(479)	(1,676)	(226)	112	(2,269)
Increase (decrease) in other liabilities	21,349	51	(1)	—	21,399
Restructuring and impairment	41	—	—	—	41
Loss on sale of investments	—	12	—	—	12
Gain on insurance settlement	—	—	(4,032)	—	(4,032)
Equity in earnings of affiliated companies	(230,312)	(2,140)	(16,241)	210,594	(38,099)
Dividends from investments in affiliated companies	23,126	1,900	7,626	—	32,652
Net earnings attributable to noncontrolling interests	—	—	15,380	—	15,380
Other	(2,121)	(611)	207	—	(2,525)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Receivables	300,146	(317,561)	(66,882)	(328,283)	(412,580)
Inventories	(54,400)	(23,993)	(24,530)	—	(102,923)
Prepaids and other current assets	411,463	391,431	7,898	—	810,792
Accounts payable	(60,983)	73,775	6,150	(3,931)	15,011
Customer advances	(513,476)	(401,929)	(17,611)	—	(933,016)
Accrued liabilities	24,313	133,366	(5,152)	2,289	154,816

Net cash provided (used) by operating activities	123,248	24,089	(16,422)	(329,813)	(198,898)

Cash flows from investing activities:
Additions to property, plant and equipment	(64,472)	(36,682)	(19,379)	—	(120,533)
Acquisitions, net of cash acquired	(1,743)	(1,096)	(6,201)	—	(9,040)
Investments in affiliates	(50,625)	—	(235)	—	(50,860)
Distributions from investments in affiliated companies	1,400	71	7,353	—	8,824
Proceeds from sale of investments	—	49	—	—	49
Proceeds from sale of property, plant and equipment	3,676	1,708	197	—	5,581
Insurance proceeds for replacement assets	—	—	5,321	—	5,321
Change in notes receivable	145	604	(12,355)	—	(11,606)
Other	(167)	—	3,216	—	3,049

Net cash used by investing activities	(111,786)	(35,346)	(22,083)	—	(169,215)

Cash flows from financing activities:
Increase (decrease) in short-term debt	24,632	(2,773)	37,013	329,813	388,685
Proceeds from issuance of long-term debt	—	—	496	—	496
Principal payments on long-term debt and capital lease obligations	(32)	(405)	(13,701)	—	(14,138)
Payments for redemption of member equities	(94,896)	—	—	—	(94,896)
Distribution to members	48,700	—	(48,700)	—	—
Other	(38)	—	—	—	(38)

Net cash used by financing activities	(21,634)	(3,178)	(24,892)	329,813	280,109

Net decrease in cash and cash equivalents	(10,172)	(14,435)	(63,397)	—	(88,004)
Cash and cash equivalents at beginning of period	12,411	17,036	87,392	—	116,839

Cash and cash equivalents at end of period	$2,239	$2,601	$23,995	$—	$28,835

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussions of financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Form 10-Q.
Overview
General
     We operate our business predominantly in the United States in five segments: Dairy Foods, Feed, Seed, Agronomy and Layers. For the three months ended September 30, 2009, we reported net sales of $2.2 billion and net losses of $4.3 million compared to net sales of $2.8 billion and net earnings of $28.6 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, we reported net sales of $7.9 billion and net earnings of $159.8 million compared to net sales of $9.4 billion and net earnings of $192.6 million for the nine months ended September 30, 2008. The decrease in net earnings was primarily driven by decreased margins in Agronomy due to reduced volumes and unfavorable pricing and lower commodity prices within Dairy Foods and Layers, partially offset by increased earnings in Seed and Feed due to changes from unrealized hedging losses for the nine months ended September 30, 2008, to unrealized hedging gains for the same period in the current year.
     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study (the “EIS”). Despite delays in the completion of the draft EIS, the Company anticipates that the USDA will issue its EIS in early 2010. Although the Company believes the outcome of the EIS will be favorable, which would allow for the reintroduction of the product into the market in 2010, there are approximately $3.1 million of purchase commitments with seed producers over the next year and $33.4 million of inventory as of September 30, 2009, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. On January 6, 2009, the EPA issued a Unilateral Administrative Order (“UAO”) directing the Company to perform remedial design and remedial action (“RD/RA”) at the Site. The Company filed its Notice of Intent to Comply with the UAO on February 10, 2009. On April 20, 2009, the EPA issued its authorization to proceed with RD/RA activities. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. The Company initiated litigation against two carriers on February 18, 2009. As of September 30, 2009, based on the most recent facts and circumstances available to the Company, an $8.9 million environmental reserve recorded in 2008 remained in the Company’s consolidated financial statements.
     In October 2009, the Company notified certain of its customers, primarily dealers and cooperatives, of a voluntary recall of certain lots of defective sorghum seed. The defective seed was manufactured by a vendor of the Company and the defect was a result of a sterile inbred, which prevented the sorghum seeds from producing grain unless fertilized by pollen from adjacent fields. The Company is currently formalizing the recall and settlement process with the responsible vendor and accordingly, expects the recall to have no material effect on the Company’s results of operations.

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
     Dairy Foods. Raw milk is the major commodity input for our Dairy Foods segment. Our Dairy Foods outputs, namely butter, cheese and nonfat dry milk, are also commodities. The minimum price of raw milk and cream is set monthly by Federal regulators based on regional prices of dairy foods products manufactured. These prices provide the basis for our raw milk and cream input costs. As a result, those dairy foods products for which the sales price is fixed shortly after production, such as most bulk cheese, are not usually subject to significant commodity price risk as the price received for the output usually varies with the cost of the significant inputs. For the nine months ended September 30, 2009, bulk cheese, which is generally priced on the date of make, represented approximately 10% of the Dairy Foods segment’s net sales. For the nine months ended September 30, 2009, bulk milk, which also is not subject to significant commodity price risk, represented approximately 34% of the Dairy Foods segment’s net sales.
     We maintain significant inventories of butter and cheese for sale to our retail and foodservice customers, which are subject to commodity price risk. Because production of raw milk and demand for butter varies seasonally, we place into inventory significant amounts of butter. Demand for butter typically is highest during the fall and winter, when milk supply is lowest. As a result, we produce and store excess quantities of butter during the spring when milk supply is highest. In addition, we maintain some inventories of cheese for aging. For the nine months ended September 30, 2009, retail and foodservice net sales represented approximately 36% of Dairy Foods net sales. We also maintain inventory of nonfat dry milk, which is a by-product of our butter production process. The nonfat dry milk is held in inventory until it is sold to customers.
     Market prices for commodities such as butter, cheese and nonfat dry milk can have a significant impact on both the cost of products produced and the price for which products are sold. In the past three years, the lowest monthly CME (Chicago Mercantile Exchange) market price for butter was $1.11 in January 2009 and the highest monthly market price was $1.73 in October 2008. In the past three years, the lowest monthly CME market price for block cheese was $1.08 in January 2009 and the highest monthly market price was $2.10 in May 2008. In the past three years, the lowest monthly NASS (National Agricultural Statistics Survey) market price for nonfat dry milk was $0.82 in March 2009 and the highest monthly market price was $2.06 in October 2007. The per pound average market prices for the three months and six months ended September 30 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Per pound market price average:
Butter	$1.22	$1.62	$1.18	$1.45
Block cheese	1.28	1.86	1.21	1.92
Nonfat dry milk (NASS)	0.89	1.33	0.85	1.33
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

     Changes in commodity grain prices can have an impact on the mix of products we sell. When grain prices are relatively high, the demand for complete feed tends to rise since many livestock producers are also grain growers and sell their grain in the market and purchase complete feed as needed. When grain prices are relatively low, these producers tend to feed their grain to their livestock and purchase premixes and supplements to provide complete nutrition to their animals. Complete feed has a far lower margin per ton than supplements and premixes. However, during periods of relatively high grain prices, although our margins per ton are lower, we tend to sell substantially more tonnage because the grain portion of complete feed makes up the majority of its weight.
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
     Layers. MoArk, LLC (“MoArk”) produces, distributes and markets shell eggs. MoArk’s sales and earnings are driven, in large part, by egg prices. For the nine months ended September 30, 2009, egg prices averaged $1.03 per dozen, as measured by the Urner Barry Midwest Large market, compared to $1.35 per dozen for the nine months ended September 30, 2008.
Derivative Commodity Instruments
     In the normal course of operations, we purchase commodities such as milk, butter and soybean oil in Dairy Foods, soybean meal and corn in Feed and soybeans in Seed. Derivative commodity instruments, primarily futures and options contracts offered through regulated commodity exchanges, are used to reduce our exposure to changes in commodity prices. These contracts are not designated as hedges. The futures and options contracts for open positions are marked-to-market each month and these unrealized gains or losses (“unrealized hedging gains and losses”) are recognized in earnings and are fully taxed and applied to retained earnings in our consolidated balance sheet. Amounts recognized in earnings before income taxes (reflected in cost of sales) for the three months and nine months ended September 30 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Unrealized hedging gain (loss)	$(3.7)	$(32.6)	$39.4	$(35.7)
Vendor Rebates
     We receive vendor rebates primarily from seed and chemical suppliers. Rebates are recorded as earned when evidence exists to support binding arrangements (which in most cases is either written agreements between the Company and the vendor or published vendor rebate programs) or in the absence of such arrangements, when cash is received. Certain rebate arrangements for our Agronomy and Seed segments are not finalized until various times during the vendor’s crop year program. Accordingly, the amount of rebates reported in any given period can vary substantially, largely as a result of when the arrangements are formally executed. The Company may, on occasion, enter into inventory purchase commitments with vendors in order to achieve an optimal rebate return.
Recoverability of Long-Lived Assets
     The Company tests for the impairment of goodwill and other unamortized trademarks and license agreements on at least an annual basis and whenever events or circumstances make it likely that an impairment may have occurred, such as a significant adverse change in the business climate. The Company performed its annual impairment test of goodwill and other unamortized trademarks and license agreements during the fourth quarter of 2008 and concluded that no write downs or impairments were required at that time. While the Company currently believes that goodwill and unamortized trademarks and license agreements are not impaired, materially different assumptions regarding the future performance of its businesses could result in significant impairment losses. Specifically, within Feed, changes in the current business conditions could bring about significant differences between actual and projected financial results and cause the Company to incur an impairment loss related to its goodwill or unamortized trademarks or license agreements. We will continue to monitor the economic situation, the business environment and our outlook for our full fiscal year to determine whether a triggering event has occurred.

Unconsolidated Businesses
     We have investments in certain entities that are not consolidated in our financial statements. Investments in which we hold a 20% to 50% ownership interest are accounted for under the equity method and provided earnings for the three months and nine months ended September 30 as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
(Losses) earnings from unconsolidated businesses	$(1.0)	$13.5	$2.5	$38.1
     We also hold investments in other cooperatives which are stated at cost plus unredeemed patronage refunds received, or estimated to be received, in the form of capital stock and other equities. Investments held in less than 20%-owned companies are stated at cost.
     Our investment in unconsolidated businesses was $258.7 million as of September 30, 2009 and $314.5 million as of December 31, 2008. Cash flow from investments in unconsolidated businesses was $36.1 million for the nine months ended September 30, 2009 compared to $41.5 million for the nine months ended September 30, 2008. The decline in cash flow was primarily due to decreased distributions received from affiliated companies in Layers due to lower egg markets during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
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
     On April 9, 2009, Agri-AFC, LLC (“Agri-AFC”), a joint venture between Alabama Farmers Cooperative, Inc. and Winfield Solutions, LLC, a Land O’Lakes wholly owned subsidiary, entered into an operating lease and an asset purchase agreement related to nine former Agriliance retail locations located in Georgia and Mississippi, immediately began operating the retail locations and purchased the working capital, primarily inventory, associated with these locations for $18.3 million. Agri-AFC completed this transaction on July 31, 2009 and acquired the property, plant and equipment located at these sites for $2.9 million in cash.
     The Company also noted that as part of Agriliance’s ongoing restructuring, CHS purchased nine retail sites in September 2009 and the Company will purchase 34 retail sites in October 2009. The Company anticipates that the restructuring will be substantially complete by the end of March 2010. On an aggregate basis, we expect to receive approximately $100 million in dividends from Agriliance as a result of these asset sales, net of the cost of the properties and working capital that we acquired.
     Our investment in Agriliance was $116.1 million as of September 30, 2009 and $176.2 million as of December 31, 2008. We recorded $10.2 million of losses related to Agriliance for the nine months ended September 30, 2009 compared to $10.8 million of equity earnings for the nine months ended September 30, 2008. Agriliance’s results were unfavorably impacted primarily due to lower margins in crop nutrients.
     For the three and nine months ended September 30, 2009, the Company received a $25.0 million dividend distribution from Agriliance and for the three and nine months ended September 30, 2008, the Company received a $20.0 million dividend distribution from Agriliance.

     Results of Operations
Three months ended September 30, 2009 as compared to three months ended September 30, 2008
Overview of Results

	For the three months ended September 30,
	2009	2008	Increase (Decrease)
		($ in millions)
Net earnings (loss)	$(4.3)	$28.6	$(32.9)
     Net earnings decreased $32.9 million in the three months ended September 30, 2009 compared to the same period in the prior year. Net earnings include the impact of the year-to-year change in unrealized hedging gains and losses on derivative contracts due to volatility in commodity markets. Unrealized hedging gains and losses in earnings represent the change in value of open derivative instruments from one period to another versus what will be effectively realized by the Company once the instruments expire and the underlying commodity purchases or product sales being hedged occur. Net earnings included $2.3 million and $20.1 million for unrealized hedging losses, net of income taxes, for the three months ended September 30, 2009 and 2008, respectively.

     Excluding the unrealized hedging losses, the Company’s net earnings decreased $50.7 million compared to the same period last year. Decreased net earnings were driven primarily by earnings declines in Agronomy due to the earlier completion of binding arrangements governing vendor rebates, which were recorded in the first and second quarters versus the third quarter, compared to the same period in the prior year and lower volumes, in Seed due to higher sales returns and in Layers due to the effect of lower egg prices, partially offset by improved performance in Dairy Foods and Feed due to favorable pricing.

Net sales	$2,177.5	$2,783.9	$(606.4)

     Net sales declined in Dairy Foods, Agronomy, Feed, Seed and Layers by $208.8 million, $159.3 million, $157.4 million, $59.7 million and $24.9 million, respectively, compared to the same period in 2008. The decrease in net sales was primarily driven by lower markets in milk, cheese and eggs, lower volume in Agronomy as customers built inventory ahead of price increases in the fall of 2008, reducing demand in 2009, economic and competitive pressures in Feed and significantly higher sales returns in Seed. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$190.3	$236.6	$(46.3)
     Gross profit decreased by $46.3 million in the three months ended September 30, 2009 largely driven by the earlier finalization of binding arrangments for vendor rebates earned in Agronomy, which were recorded in the first and second quarters versus the third quarter, compared to the same period in the prior year and meaningfully lower egg markets. These decreases were partially offset by improved margins in Dairy Foods, Feed and Seed, partly caused by an improvement in unrealized hedging losses from $32.6 million for the three months ended September 30, 2008 to $3.7 million for the three months ended September 30, 2009. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gain on insurance settlement	$—	$4.0	$(4.0)
     In 2007, MoArk experienced a fire at a facility located in Anderson, Missouri. Damage was extensive and caused operations to cease. Costs of repair or replacement of inventory, property, plant and equipment were covered under the terms of applicable insurance policies, subject to deductibles. As of and for the three and nine months ended September 30, 2008, Layers received $3.3 million of total insurance proceeds for the capital asset replacement and recorded a gain on insurance settlement of $2.0 million. Additionally, as of and for the three and nine months ended September 30, 2008, Layers received $2.0 million of total insurance proceeds related to the settlement of a fraud loss claim involving a former employee during the years 2002 through 2004. The proceeds were recorded as a gain on insurance settlement.

Selling, general and administrative expense	$179.4	$204.6	$(25.2)

     The decrease in selling, general and administrative expense compared to the prior year was primarily due to reduced expenses in Agronomy of $16.3 million due to lower employee costs and the deconsolidation of certain joint ventures in the third quarter of 2008 and in Feed of $5.0 million due to decreased employee costs.

Restructuring and impairment charges	$0.8	$—	$0.8

     During the three months ended September 30, 2009, Feed incurred restructuring charges of $0.7 million primarily related to employee severance due to reorganization of Feed personnel. Layers incurred restructuring charges of $0.1 million as a result of an announced facility closure in Berino, New Mexico.

	For the three months ended September 30,
	2009	2008	Increase (Decrease)
		($ in millions)
Interest expense, net	$12.5	$15.4	$(2.9)

The favorable variance in interest expense compared to the prior year was primarily due to lower interest rates.

Equity in (losses) earnings of affiliated companies	$(1.0)	$13.5	$14.5

     Decreased equity in earnings of affiliated companies is primarily related to lower earnings from investments in the Agronomy and Layers segments. Results for the three months ended September 30, 2009, included equity losses from Agriliance of $3.0 million compared to equity earnings of $7.4 million for the same period of 2008. In Layers, equity method investments incurred losses of $1.7 million for the three months ended September 30, 2009, compared to equity earnings of $1.7 million for the same period of 2008, primarily due to lower egg prices. A discussion of net earnings for Agriliance can be found under the caption “Overview —Unconsolidated Businesses.”

Income tax expense	$1.2	$1.8	$(0.6)
     Income tax expense for the three months ended September 30, 2009 and September 30, 2008 resulted in an effective tax rate of (39.2)% and 5.3%, respectively. As a cooperative, earnings from member business that meet certain requirements, known as “patronage income,” are deductible from taxable income. The federal and state statutory rate applied to nonmember business activity was 38.3% for the three month periods ended September 30, 2009 and 2008. Income tax expense and the difference between the effective tax rate and statutory tax rate, vary each year based upon patronage business activity and the level of profitability of nonmember business during each of the comparable years.
     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or have similar customers. We have five segments: Dairy Foods, Feed, Seed, Agronomy and Layers.
Dairy Foods

	For the three months ended September 30,
($ in millions)	2009	2008	% change
Net sales	776.1	$984.9	(21.2)%
Gross profit	60.1	31.8	89.0%
Gross profit % of net sales	7.7%	3.2%

Increase (decrease)
Net Sales Variance	(In millions)
Pricing / product mix impact	$(352.2)
Volume impact	143.4

Total decrease	$(208.8)
     The net sales decrease for the three months ended September 30, 2009, when compared to the same period in the prior year was primarily driven by the unfavorable pricing / mix variance of $352.2 million, mostly due to lower milk, cheese and butter market prices. These lower market prices caused net sales to decline in industrial operations, dairy solutions (previously referred to as foodservice), retail superspreads and consumer cheese of $280.3 million, $31.9 million, $23.0 million and $15.6 million, respectively, compared to the same period last year. The favorable volume variance of $143.4 million was driven primarily by industrial operations, dairy solutions and retail superspreads, as volumes increased $120.2 million, $15.8 million and $9.1 million, respectively, compared to the prior year.

Increase (decrease)
Gross Profit Variance	(In millions)
Margin / product mix impact	$31.5
Volume impact	5.4
Unrealized hedging	(8.6)

Total increase	$28.3

     The favorable margin / mix variance of $31.5 million was primarily due to favorable pricing in retail butter and consumer cheese versus the prior year. Volume was also favorable by $5.4 million, primarily due to increases in industrial operations. The higher margin / mix and volume variances were partially offset by an $8.3 million unrealized hedging loss compared to an unrealized hedging gain of $0.3 million during the same period in 2008.
Feed

	For the three months ended September 30,
($ in millions)	2009	2008	% change
Net sales	$833.4	$990.8	(15.9)%
Gross profit	68.4	42.9	59.4%
Gross profit % of net sales	8.2%	4.3%

Increase (decrease)
Net Sales Variance	(In millions)
Pricing / product mix impact	$(104.7)
Volume impact	(52.7)

Total decrease	$(157.4)
     The $104.7 million unfavorable pricing / mix variance was primarily due to sales declines in livestock, ingredients, lifestyle and premix of $44.6 million, $26.8 million, $17.3 million and $12.1 million, respectively. Commodity blends and cattle accounted for the largest decreases in the livestock category due to competitive pressures and ingredient costs. Companion animal and horse within lifestyle declined as a result of poor economic conditions as customers sought lower-priced products. Ingredients and premix declined primarily due to falling commodity prices which resulted in unfavorable pricing. The unfavorable volume variance of $52.7 million was primarily due to declines in the livestock category. Dairy, commodity blends and poultry experienced competitive pressures and difficult market environments, resulting in volume decreases of $23.0 million, $9.1 million and $3.0 million, respectively. Ingredients volumes also decreased over the same time period by $22.9 due to lower production of dried distillers grains. In lifestyle, volume increased $12.6 million in companion animal feed, which was partially offset by declines of $2.7 million and $2.0 in aqua and horse feed, respectively.

Increase (decrease)
Gross Profit Variance	(In millions)
Margin / product mix impact	$5.1
Volume impact	(1.5)
Unrealized hedging	22.0

Total increase	$25.5
     The margin / mix variance was primarily due to increases in lifestyle and livestock by $3.5 million and $3.3 million, respectively, and lower distribution and manufacturing costs by $4.1 million, partially offset by decreased gross profit of $4.5 million in ingredients and $4.3 million in premix. In livestock, favorable margins in commodity blends and dairy as a result of favorable pricing and ingredient costs and in lifestyle, companion animal and horse gross profits increased due to favorable pricing and ingredient costs. These favorable margins were partially offset by lower margins in ingredients and premix due to unfavorable ingredient costs and pricing. Lower volume negatively impacted gross profit by $1.5 million. In livestock, dairy volumes declined by $3.5 million due to poor economic conditions and were partially offset by increased volumes of $1.4 million in lifestyle, primarily in companion animal. In addition, unrealized hedging gains were $2.6 million in the current year versus unrealized hedging losses of $19.4 million in the prior year favorably impacted gross profit by $22.0 million.
Seed

	For the three months ended September 30,
($ in millions)	2009	2008	% change
Net sales	$(14.6)	$45.0	(132.4)%
Gross profit	10.4	7.4	40.5%
Gross profit % of net sales	(71.2)%	16.4%

Increase (decrease)
Net Sales Variance	(In millions)
Pricing / product mix impact	$16.7
Volume impact	(76.3)

Total decrease	$(59.6)

     The $16.7 million positive pricing / mix variance was primarily related to favorable corn marketing program costs of $10.2 million and $4.5 million due to the timing of retail sales over the same period in the prior year. The $76.3 million unfavorable volume variance was driven by a decrease in soybean and corn volume of $46.0 million and $33.3, respectively, due to higher returns during the same period in the prior year. Although the Company accrues for sales returns as sales occur, the level of returns experienced during the three months ended September 30, 2009, exceeded our estimated sales returns. Accordingly, the higher level of sales returns resulted in net negative sales for the three months ended September 30, 2009.

Increase (decrease)
Gross Profit Variance	(In millions)
Margin / product mix impact	$9.2
Volume impact	(17.9)
Unrealized hedging	11.7

Total increase	$3.0
     The $9.2 million favorable margin / product mix variance was primarily driven by a decrease in corn and soybean marketing program costs of $4.0 million and $2.0 million, respectively, compared to the same time period in 2008. The unfavorable volume impact of $17.9 million was due to declines in soybeans and corn of $14.4 million and $2.4 million, respectively. Soybeans decreased due to a wetter than average planting season, which delayed planting and resulted in higher soybean returns. Corn decreased due to lower corn acreage planted, which resulted in higher corn returns. A $11.7 million increase in unrealized hedging gains also contributed to the higher gross profit in the three months ended 2009 compared to the prior year.
Layers

	For the three months ended September 30,
($ in millions)	2009	2008	% change
Net sales	$110.6	$135.5	(18.4)%
Gross profit	0.1	2.8	(96.4)%
Gross profit % of net sales	0.1%	2.1%

Increase (decrease)
Net Sales Variance	(In millions)
Pricing / product mix impact	$(28.9)
Volume impact	4.0

Total decrease	$(24.9)
     The $28.9 million negative pricing / mix variance was primarily driven by lower egg prices for the three months ended September 30, 2009 compared to the same period in 2008. The average quoted price for the three months ended September 30 based on the Urner Barry Midwest Large market decreased to $0.93 per dozen in 2009 compared to $1.20 per dozen in 2008. Of the $4.0 million favorable volume variance, $3.0 million was the result of increased commodity eggs sales, which reflects consumer demand for lower priced eggs and an additional $1.0 million was due to increased sales of specialty eggs over the same period in 2008.

Increase (decrease)
Gross Profit Variance	(In millions)
Margin / product mix impact	$(5.0)
Volume impact	0.2
Unrealized hedging	2.1

Total decrease	$(2.7)
     The gross profit decrease was primarily attributable to lower average market price of eggs compared to the prior year, partially offset by lower feed costs. Unrealized hedging losses also decreased by $2.1 million, which contributed to a higher gross profit for the three months ended September 30, 2009 compared to the same period in 2008.

Agronomy

	For the three months ended September 30,
($ in millions)	2009	2008	% change
Net sales	$482.9	$642.2	(24.8)%
Gross profit	51.0	155.2	(67.1)%
Gross profit % of net sales	10.6%	24.2%

Increase (decrease)
Net Sales Variance	(In millions)
Pricing / product mix impact	$(83.5)
Volume impact	(90.0)
Acquisitions and divestitures	14.2

Total decrease	$(159.3)
     The $90.0 million unfavorable volume variance was due to lower volumes across most product groups, particularly glyphosates and insecticides, as customers increased inventory levels in the fall of 2008 ahead of price increases which lowered demand in 2009. Unfavorable weather also decreased volumes in seed treatments, micronutrients and adjuvants and lower commodity prices decreased volume in fungicides. The unfavorable pricing / mix variance of $83.5 million was primarily due to unfavorable pricing in glyphosates as a result of market conditions in the current year compared to the same time period in 2008. The acquisitions and divestitures category includes the unfavorable impact of four joint ventures that were distributed to the Company in early January and February 2008 by Agriliance and partially offset by the favorable impact of the Soy Genetics acquisition and the acquisition of nine former Agriliance retail sites by Agri-AFC. In July 2008, three of the joint ventures were deconsolidated and accounted for under the equity method after the joint venture agreements were renegotiated. As a result, sales are no longer recorded for these entities in the consolidated financial statements.

Increase (decrease)
Gross Profit Variance	(In millions)
Margin / product mix impact	$(79.3)
Volume impact	(23.4)
Unrealized hedging	0.3
Acquisitions and divestitures	(1.8)

Total decrease	$(104.2)
     Gross profit decreased by $104.2 million primarily due to the earlier completion of binding arrangements related to vendor rebate programs, which were recorded in the first and second quarters versus the third quarter, and negatively impacted the third quarter by $66.2 million when compared to the same period in the prior year. The negative $23.4 million volume variance was due to customers building inventory in the fall of 2008. The acquisitions and divestitures category includes a $1.8 million unfavorable impact of three joint ventures that were deconsolidated in July 2008, partially offset by the acquisition of nine former Agriliance retail sites by Agri-AFC.
Nine months ended September 30, 2009 as compared to nine months ended September 30, 2008
Overview of Results

	For the nine months ended September 30,
			Increase
	2009	2008	(Decrease)
	($ in millions)
Net earnings	$159.8	$192.6	$(32.8)
     Net earnings decreased $32.8 million in the nine months ended September 30, 2009 compared to the same period in the prior year. Net earnings include the impact of the year-to-year change in unrealized hedging gains and losses on derivative contracts due to volatility in commodity markets. Unrealized hedging gains and losses in earnings represent the change in value of open derivative instruments from one period to another versus what will be effectively realized by the Company once the instruments expire and the underlying commodity purchases or product sales being hedged occur. In 2009, net earnings included $24.3 million, net of income taxes, for unrealized hedging gains compared to unrealized hedging losses of $22.1 million for the nine months ended September 30, 2008, net of income taxes.

     In 2009, net earnings also included a $6.9 million gain, net of income taxes, related to our investment in Golden Oval Eggs, LLC (“Golden Oval”) and restructuring and impairment charges of $6.3 million, net of income taxes. Excluding the unrealized hedging gains and losses, the gain related to the Golden Oval investment and the restructuring and impairment charges, the Company’s net earnings decreased $79.8 million compared to the same period last year. Net earnings were driven by earnings declines in Agronomy due to unfavorable pricing and market conditions, Dairy Foods due to lower market prices versus the prior year, in Layers due to the effect of lower egg prices, partially offset by increased earnings in Feed and Seed due to favorable increased pricing.

	For the nine months ended September 30,
			Increase
	2009	2008	(Decrease)
	($ in millions)
Net sales	$7,939.3	$9,368.8	$(1,429.5)

     The decrease in net sales was primarily due to lower market prices in Dairy Foods and lower volume in Agronomy as customers built inventory ahead of price increases in the fall of 2008, reducing demand in 2009. Net sales decreased in Dairy Foods, Agronomy, Feed and Layers by $828.1 million, $441.3 million, $280.2 million and $86.6 million, respectively and increased in Seed by $204.1 million. A discussion of net sales by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Gross profit	$729.4	$798.8	$(69.4)

     Gross profit decreased in the nine months ended September 30, 2009, primarily due to decreased volume and margins in Agronomy and depressed markets in Layers compared to the same time period in 2008, partially offset by unrealized hedging gains of $39.4 million for the nine months ended September 30, 2009 compared to unrealized hedging losses of $35.7 million for the nine months ended September 30, 2008. A discussion of gross profit by business segment is found below under the caption “Net Sales and Gross Profit by Business Segment.”

Selling, general and administrative expense	$508.5	$562.3	$(53.8)

     The decrease in selling, general and administrative expense compared to the prior year was primarily due to lower costs in Agronomy of $26.8 million primarily as a result of an accounting change for joint ventures to the equity method in July 2008 that were consolidated in the prior period, lower employee costs in Feed of $13.7 million and reduced employee and administrative costs in Layers of $9.2 million.

Restructuring and impairment charges	$10.0	$—	$10.0

     Restructuring and impairment charges were $10.0 million during the nine months ended September 30, 2009. Dairy Foods incurred impairment charges of $5.3 million to write down fixed assets to fair value and $2.1 million for restructuring charges, primarily for employee severance, related to the announced closure of a facility in Madison, Wisconsin. Layers incurred impairment and restructuring charges of $1.4 million related to an announced facility closure in Berino, New Mexico and Feed incurred restructuring charges of $1.2 million primarily related to a reorganization of personnel.

Interest expense, net	$38.3	$48.1	$(9.8)

The favorable variance in interest expense compared to the prior year was primarily due to lower interest rates.

Equity in earnings of affiliated companies	$2.5	$38.1	$(35.6)

     Equity in earnings of affiliated companies decreased primarily due to decreased earnings in the Layers and Agronomy segments. In Layers, equity method investments had losses of $0.3 million for the nine months ended September 30, 2009, compared to equity earnings of $16.2 million for the same period of 2008 primarily due to lower egg prices. Results for the nine months ended September 30, 2009 included equity losses from Agriliance of $10.2 million compared to equity earnings of $10.8 million for the same period of 2008. A discussion of net earnings for Agriliance can be found under the caption “Overview — General — Unconsolidated Businesses.”

Income tax expense	$25.5	$22.4	$3.1

     Income tax expense for the nine months ended September 30, 2009 and September 30, 2008 resulted in an effective tax rate of 14.0% and 9.7%, respectively. As a cooperative, earnings from member business that meet certain requirements, known as “patronage income” are deductible from taxable income. The federal and state statutory rate applied to nonmember business activity was 38.3% for the six month periods ended September 30, 2009 and 2008. Income tax expense and the difference between the effective tax rate and statutory tax rate vary each year based upon patronage business activity and the level and profitability of nonmember business during each of the comparable years.

     Net Sales and Gross Profit by Business Segment
     Our reportable segments consist of business units that offer similar products and services and/or have similar customers. We have five segments: Dairy Foods, Feed, Seed, Layers and Agronomy.
Dairy Foods

	For the nine months ended September 30,
($ in millions)	2009	2008	% change
Net sales	$2,242.3	$3,070.4	(27.0)%
Gross profit	166.1	163.7	1.5%
Gross profit % of net sales	7.4%	5.3%

Increase (decrease)
Net Sales Variance	(In millions)
Pricing / product mix impact	$(955.6)
Volume impact	127.5

Total decrease	$(828.1)
     The impact of the unfavorable pricing / mix variance on net sales of $955.6 million was mainly due to lower market prices in milk, butter, cheese and nonfat dry milk. This caused net sales for industrial operations, dairy solutions (previously referred to as foodservice) and retail superspreads to decrease $782.4 million, $82.2 million and $44.2 million, respectively, compared to the same period last year. The favorable volume variance of $127.5 million was primarily related to increases in industrial operations, retail superspreads and dairy solutions, of $98.3 million, $38.9 million and $28.5 million, respectively and was partially offset by decreased volume in international and resale of $27.9 million.

Increase (decrease)
Gross Profit Variance	(In millions)
Margin / product mix impact	$(14.2)
Volume impact	4.5
Unrealized hedging	12.1

Total increase	$2.4
     The negative margin / mix variance of $14.2 million was primarily due to depressed markets, particularly early in the year, compared to the prior year. The negative margin / mix variance was offset by increased volume of $4.5 million, primarily in industrial operations and increased unrealized hedging gains of $12.1 million compared to the same period in 2008.
Feed

	For the nine months ended September 30,
($ in millions)	2008	2007	% change
Net sales	$2,578.1	$2,858.3	(9.8)%
Gross profit	226.9	218.5	3.8%
Gross profit % of net sales	8.8%	7.6%

Increase (decrease)
Net Sales Variance	(In millions)
Pricing / product mix impact	$(158.7)
Volume impact	(121.5)

Total decrease	$(280.2)
     The $158.7 million unfavorable pricing / mix variance was primarily due to the effect of commodity price decreases, which decreased sales in ingredients and milk replacers by $88.3 million and $34.4 million, respectively. In addition sales declined $29.7 million in commodity blends and $22.9 million in companion animal due to competitive pressures and unfavorable pricing. The negative volume variance of $121.5 million was primarily due to declines in dairy, cattle, horse and commodity blends of $62.0 million, $29.1 million, $22.4 million and $19.9 million, respectively, primarily driven by unfavorable commodity prices and poor economic conditions over the same period as the prior year. These volume declines were partially offset by increased volume in companion animal of $40.5 million.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$(20.5)
Volume impact	(15.6)
Unrealized hedging	44.5

Total increase	$8.4
     The unfavorable margin / mix variance of $20.5 million was a result of decreased margins of $13.2 million, $9.5 million and $5.7 million in premix, ingredients and livestock, respectively, due to competitive pressures and unfavorable ingredient cost positions, partially offset by increased margins in lifestyle products, primarily $3.6 million in companion animal and $2.7 million in horse feed as a result of lower ingredient costs and favorable pricing. The unfavorable volume variance of $15.6 million was primarily due to volume declines in dairy, horse and cattle feed of $11.2 million, $7.4 million and $6.6 million, respectively, offset partially by increased volume in companion animal of $10.2 million. Offsetting the unfavorable margin and volume variances were unrealized hedging gains of $18.9 million for the nine months ended September 30, 2009, compared to unrealized hedging losses of $25.6 million in the same period in 2008.
Seed

	For the nine months ended September 30,
($ in millions)	2009	2008	% change
Net sales	$1,124.3	$920.2	22.2%
Gross profit	139.7	102.8	35.9%
Gross profit % of net sales	12.4%	11.2%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact	$254.6
Volume impact	(50.5)

Total increase	$204.1
     The $254.6 million pricing / mix variance was primarily related to an increase in corn and soybean sales of $101.8 million and $90.0 million, respectively. The $50.5 million unfavorable volume variance was primarily due to decreased soybeans and alfalfa volumes of $16.5 million and $11.2 million, respectively, as a result of the timing of shipments between the current and prior year, as well as reduced volume in corn of $12.8 million due to fewer acres being planted.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$30.5
Volume impact	(12.6)
Unrealized hedging	19.0

Total increase	$36.9
     The $30.5 million positive margin / product mix variance was primarily due to increases in soybeans, corn and alfalfa, of $13.0 million, $12.9 million and $6.3 million, respectively, due to higher pricing. The $12.6 million unfavorable volume variance was primarily due to a $2.2 million decrease in soybeans due to the timing of shipments, a $1.9 million decrease in corn as a result of fewer acres planted and a $3.9 million decrease in alfalfa due to dealers carrying over inventory from the prior year compared to the same time period in the prior year. Offsetting the unfavorable volume variance were unrealized hedging gains of $8.6 million for the nine months ended September 30, 2009, compared to unrealized hedging losses of $10.4 million for the nine months ended September 30, 2008.

Layers

	For the nine months ended September 30,
($ in millions)	2009	2008	% change
Net sales	$368.6	$455.2	(19.0)%
Gross profit	14.2	59.5	(76.1)%
Gross profit % of net sales	3.9%	13.1%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact	$(105.4)
Volume impact	18.8

Total decrease	$(86.6)
     The $105.4 million negative pricing / mix variance was primarily driven by significantly lower egg prices for the nine months ended September 30, 2009 compared to the same period in 2008. The average quoted price based on the Urner Barry Midwest Large market decreased to $1.03 per dozen in 2009 compared to $1.35 per dozen in 2008. The $18.8 million positive volume variance was primarily related to increased sales of commodity eggs as customers switched to lower-priced eggs.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$(51.1)
Volume impact	2.6
Unrealized hedging	3.2

Total decrease	$(45.3)
     The gross profit decrease was primarily attributable to the decline in the average market price of eggs. The impact of lower egg prices were offset slightly by decreased prices for eggs purchased for resale, lower feed costs and unrealized hedging gains of $0.5 million for the nine months ended September 30, 2009, compared to unrealized hedging losses of $2.7 million during the same period in 2008.
Agronomy

	For the nine months ended September 30,
($ in millions)	2009	2008	% change
Net sales	$1,681.7	$2,123.0	(20.8)%
Gross profit	181.3	259.1	(30.0)%
Gross profit % of net sales	10.8%	12.2%

Increase
Net Sales Variance	(decrease)
(In millions)
Pricing / product mix impact	$9.2
Volume impact	(432.7)
Acquisitions and divestitures	(17.8)

Total decrease	$(441.3)
     The net sales decline for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008 was primarily volume driven. The $432.7 million unfavorable volume variance was due to lower volumes across most product groups, particularly glyphosates and fungicides, as customers increased inventory levels in the fall of 2008 ahead of price increases which lowered demand in 2009. This was partially offset by a $9.2 million favorable pricing variance due to favorable market conditions and product pricing in the current year compared to the same time period in 2008. The acquisitions and divestitures category includes the unfavorable impact of four joint ventures that were distributed to the Company in early January and February 2008 by Agriliance, partially offset by the favorable impact of the Soy Genetics acquisition and the acquisition of nine former Agriliance retail sites by Agri-AFC. In July 2008, three of the joint ventures were deconsolidated and accounted for under the equity method after the joint venture agreements were renegotiated. As a result sales are no longer recorded for these entities in the consolidated financial statements.

Increase
Gross Profit Variance	(decrease)
(In millions)
Margin / product mix impact	$(7.5)
Volume impact	(53.7)
Unrealized hedging	0.7
Acquisitions and divestitures	(17.3)

Total decrease	$(77.8)
     Gross profit decreased by $77.8 million primarily due to decreased volumes across most product groups due to customers building inventory in the fall of 2008. The margin / mix also declined $7.5 million primarily due to unfavorable fertilizer pricing in the joint ventures in the current year compared to 2008. The acquisitions and divestitures category includes a $24.8 million unfavorable impact of three joint ventures that were deconsolidated in July 2008, a positive $1.7 million impact of the Soy Genetics acquisition and a positive $5.8 million impact of the acquisition of nine former Agriliance retail sites by Agri-AFC.
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
     Total long-term debt, including the current portion, was $537.8 million at September 30, 2009 compared to $534.8 million at December 31, 2008.
     Our primary sources of debt at September 30, 2009 include a $400 million revolving credit facility, of which $100.0 million was outstanding, a $400 million receivables securitization facility of which $400.0 million was outstanding, $149.7 million in 9.00% senior secured notes, $174.0 million in 8.75% senior unsecured notes and $190.7 million of 7.45% capital securities.
     At September 30, 2009, $14.7 million of our long-term debt and $3.7 million of capital lease obligations was attributable to MoArk. We do not provide any guarantees or support for MoArk’s debt. In addition, we had $4.9 million of other miscellaneous long-term debt at September 30, 2009.
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. At September 30, 2009, we had available cash and cash equivalents on hand of $29.7 million. Total equities, excluding noncontrolling interests of $14.1 million, were $1,022.3 million at September 30, 2009.
Our total liquidity is as follows:

	As of	As of	As of
	September 30,	September 30,	December 31,
	2009	2008	2008
	($ in millions)
Cash and cash equivalents	$29.7	$28.8	$30.8
Availability on revolving credit facility	258.8	176.7	188.6
Availability on receivable securitization program	—	—	120.0
Availability on the Agriliance credit facility	—	—	—
Availability on MoArk revolving credit facility	40.0	40.0	40.0

Total liquidity	$328.5	$245.5	$379.4
     On October 29, 2009, the Company announced that it had refinanced its principal debt facilities and revolving credit facility to provide liquidity for general corporate purposes and to take advantage of lower interest rates. The refinancing included the following elements: the call of the Company’s 8.75% Senior Unsecured Notes and 9.00% Senior Secured Notes; the issuance of new secured private placement term debt; the replacement of the existing $400 million revolving credit facility with a new $375 million revolving credit facility; and the amendment of the Company’s existing $400 million receivables securitization facility. See further discussions of our debt refinancing herein under “Principal Debt Facilities”.
     We expect that funds from operations and available borrowings under our revolving credit facility and receivables securitization facility will provide sufficient working capital to operate our business to make expected capital expenditures and to meet liquidity requirements for the next twelve months.

Cash Flows

	For the Nine Months Ended
	September 30,
Operating Activities	2009	2008
	($ in millions)
Net earnings attributable to Land O’Lakes, Inc.	$159.8	$192.6
Adjustments to reconcile net earnings attributable to Land O’Lakes, Inc. to net cash used by operating activities	167.9	76.4
Changes in current assets and liabilities, net of acquisitions and divestitures	(334.5)	(467.9)

Net cash used by operating activities	$(6.7)	$(198.9)
     Net cash used by operating activities decreased $192.2 million in the nine months ended September 30, 2009 compared to the same period in 2008.
     Although net earnings attributable to Land O’Lakes, Inc. decreased by $32.8 million in the nine months ended September 30, 2009 compared to the same period in 2008, that decrease was offset by the decreased working capital requirements of $133.4 million and higher non-cash charges in 2009. The decreased working capital requirements are primarily related to seasonal requirements for the Agronomy and Seed businesses.
Investing Activities

	For the Nine Months Ended
	September 30,
	2009	2008
	($ in millions)
Additions to property, plant and equipment	$(108.8)	$(120.5)
Acquisitions, net of cash acquired	(2.7)	(9.0)
Investments in affiliates	(3.3)	(50.9)
Distributions from investments in affiliated companies	—	8.8
Proceeds from divestiture of businesses	2.7	—
Proceeds from sale of investments	17.0	0.1
Proceeds from foreign currency exchange contracts on sale of investment	0.5	—
Proceeds from sale of property, plant and equipment	1.5	5.6
Insurance proceeds for replacement assets	6.5	5.3
Change in notes receivable	(12.7)	(11.6)
Other	0.3	3.0

Net cash used by investing activities	$(99.0)	$(169.2)
     Net cash used by investing activities decreased $70.2 million for the nine months ended September 30, 2009 compared to the same period from the prior year. In the nine months ended September 30, 2009, spending on property, plant and equipment decreased $11.7 million, while investments in affiliates decreased $47.6 million. Additionally, in 2009 proceeds from sale of investments increased by $16.9 million due to proceeds received from the sale of investments in Golden Oval Eggs, LLC and Agronomy Company of Canada Ltd.
     We expect total capital expenditures to be approximately $150 million in 2009. Of such amount, we currently estimate that a minimum range of $50 million to $60 million of ongoing maintenance capital expenditures will be required.
Financing Activities

	For the Nine Months Ended
	September 30,
	2009	2008
	($ in millions)
Increase in short-term debt	$201.2	$388.7
Proceeds from issuance of long-term debt	4.5	0.5
Principal payments on long-term debt and capital lease obligations	(1.9)	(14.1)
Payments for redemption of member equities	(95.8)	(94.9)
Payments for debt issuance costs	(1.5)	—
Other	(1.8)	(0.1)

Net cash provided by financing activities	$104.7	$280.1
     Net cash provided by financing activities decreased $175.4 million for the nine months ended September 30, 2009 compared to the same period from the prior year. The change is primarily due to decreased short term borrowings of $187.4 million on the securitization and revolving credit facilities, which were used to partially fund the current working capital requirements and a reduction in principal payments on long-term debt of $12.2 million.

Principal Debt Facilities
     On October 29, 2009, the Company announced that it had refinanced its principal debt facilities in order to, among other things, extend the term of its debt portfolio, a significant portion of which was scheduled to mature in 2010 and 2011, to provide liquidity for general corporate purposes and to take advantage of lower interest rates. The refinancing included the following elements: the call of the Company’s 8.75% Senior Unsecured Notes and 9.00% Senior Secured Notes, which are expected to be redeemed on December 15, 2009; the issuance of new secured private placement term debt; the replacement of the existing $400 million revolving credit facility with a new $375 million revolving credit facility; and the amendment of the Company’s existing $400 million receivables securitization facility.
     Until its replacement on October 29, 2009, the Company maintained a $400 million five-year revolving credit facility, which was scheduled to mature in August 2011. Borrowings bore interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin was dependent upon the Company’s leverage ratio. Based on the Company’s leverage ratio at the end of September 2009, the LIBOR margin for the revolving credit facility was 275 basis points and the spread for the Alternative Base Rate was 175 basis points. At September 30, 2009, $100.0 million was outstanding on the revolving credit facility and $258.8 million was available after giving effect to $41.2 million of outstanding letters of credit, which reduce availability. At December 31, 2008, there was no outstanding balance on the revolving credit facility and $188.6 million was available after giving effect to $36.4 million of outstanding letters of credit, which reduce availability.
     As noted above, on October 29, 2009, the Company entered into a replacement $375 million revolving credit facility led by CoBank, ACB, as administrative agent, bookrunner, collateral agent and joint lead arranger, and Banc of America Securities LLC, as joint lead arranger (the “CoBank Revolving Credit Facility”).
     Under the terms of the CoBank Revolving Credit Facility, lenders have committed to make advances and issue letters of credit until April 2013 in an aggregate amount not to exceed $375 million. Borrowings will bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. The margin is dependent upon the Company’s leverage ratio. Based on the leverage ratio at the end of September 2009, the LIBOR margin for the CoBank Revolving Credit Facility would be 275 basis points. Spreads for the Alternative Base Rate are 100 basis points lower than the applicable LIBOR spreads. LIBOR may be set for one, two, three or six month periods at the Company’s election.
     The borrowings under the CoBank Revolving Credit Facility will be secured, on a pari passu basis with the new private placement notes, by substantially all the Company’s material assets and the assets and guarantees of certain of the Company’s wholly owned domestic subsidiaries. The credit agreement imposes certain restrictions on the Company and certain of its subsidiaries, including, but not limited to, the Company’s ability to incur additional indebtedness, make payments to members, make investments, grant liens, sell assets and engage in certain other activities.
     The Company’s $400 million, five-year receivables securitization facility arranged by CoBank ACB was amended and extended on October 29, 2009 and now matures in 2013. The Company and certain wholly owned consolidated entities sell Dairy Foods, Feed, Seed, Agronomy and certain other receivables to LOL SPV, LLC, a wholly owned, consolidated special purpose entity (the “SPE”). The SPE enters into borrowings which are effectively secured solely by the SPE’s receivables. The SPE has its own separate creditors that are entitled to be satisfied out of the assets of the SPE prior to any value becoming available to the Company. Borrowings under the receivables securitization facility bear interest at LIBOR plus an applicable margin. The amendment increased the margin from 87.5 basis points to 225 basis points. Apart from the interest rate and the tenor of the facility, all material terms of the facility were unchanged by the amendment. At September 30, 2009 and December 31, 2008, the SPE’s receivables were $636.3 million and $771.3 million, respectively. At September 30, 2009 and December 31, 2008, outstanding balances under the facility, recorded as notes and short-term obligations, were $400.0 million $280.0 million, respectively and availability was $0 and $120.0 million, respectively.
     The Company also had $75.5 million as of September 30, 2009, and $74.5 million as of December 31, 2008, of notes and short-term obligations outstanding under a revolving line of credit and other borrowing arrangements for a wholly owned subsidiary that provides operating loans and facility financing to farmers and livestock producers.
     Additionally, the Company had $20.0 million outstanding as of September 30, 2009 and December 31, 2008 of notes and short term obligations under a credit facility with Agriliance, a 50/50 joint venture with CHS. The purpose of the credit facility is to provide additional working capital liquidity and allows the Company to borrow from or lend to Agriliance at a variable rate of LIBOR plus 100 basis points.
     The Company’s MoArk subsidiary maintains a $40 million revolving credit facility, which is subject to a borrowing base limitation. Borrowings bear interest at a variable rate (either LIBOR or an Alternative Base Rate) plus an applicable margin. At September 30, 2009 and December 31, 2008, the outstanding borrowings were $0. MoArk’s facility is not guaranteed by the Company nor is it secured by Company assets. The facility is scheduled to mature on June 1, 2012.

     The Company’s Agri-AFC, LLC (“Agri-AFC”) subsidiary maintains a $45 million revolving credit facility, which is subject to a borrowing base limitation. The revolving credit facility matures in March 2010. Borrowings bear interest at a variable rate of LIBOR plus 250 basis points. At September 30, 2009 and December 31, 2008, the outstanding borrowings were $15.1 million and $34.9 million, respectively. Agri-AFC’s facility is not guaranteed by the Company nor is it secured by Company assets, but it does contain a minimum net worth covenant which could require the Company to make subordinated loans or equity infusions into Agri-AFC if Agri-AFC’s net worth falls below certain levels. The revolving credit facility is subject to certain debt covenants, which were all satisfied as of September 30, 2009.
     In December 2003, we issued $175 million of senior secured notes that mature on December 15, 2010. Proceeds from the issuance were used to make prepayments on the Company’s term loans. These notes bear interest at a fixed rate of 9.00% per annum, payable on June 15 and December 15 each year. The notes became callable in December 2007 at a redemption price of 104.5%. In December 2008, the redemption price became 102.25%. The notes are callable at par beginning on December 15, 2009. The Company has provided irrevocable notice that it intends to call these notes at par on that date. The balance outstanding for these notes at September 30, 2009 was $149.7 million.
     In November 2001, we issued $350 million of senior unsecured notes that mature on November 15, 2011. Proceeds from the issuance were used to refinance the Company in connection with the acquisition of Purina Mills. These notes bear interest at a fixed rate of 8.75% per annum, payable on May 15 and November 15 each year. The notes became callable in November 2006 at a redemption price of 104.375%. In November 2007, the redemption price declined to 102.917% and in November 2008, the redemption price declined to 101.458%. The notes are callable at par beginning on November 15, 2009. The Company has provided irrevocable notice that it intends to call these notes at par on December 15, 2009. The balance outstanding for these notes at September 30, 2009 was $174.0 million.
     In 1998, Capital Securities in an amount of $200 million were issued by our trust subsidiary, and the net proceeds were used to acquire a junior subordinated note of Land O’Lakes. The holders of the securities are entitled to receive dividends at an annual rate of 7.45% until the securities mature in 2028. The payment terms of the Capital Securities correspond to the payment terms of the junior subordinated debentures, which are the sole asset of the trust subsidiary. Interest payments on the debentures can be deferred for up to five years, and the obligations under the debentures are junior to all of our debt. At September 30, 2009, the outstanding balance of Capital Securities was $190.7 million.
     The credit agreements relating to the revolving credit facility and the indentures relating to the 8.75% senior unsecured notes and the 9.00% senior secured notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, make payments to members, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the note purchase agreement relating to the private placement facility and the credit agreement relating to the revolving credit facility require us to maintain certain interest coverage and leverage ratios. Land O’Lakes debt covenants were all satisfied as of September 30, 2009.
     Indebtedness under the revolving credit facility is secured by substantially all of the material assets of Land O’Lakes and its wholly owned domestic subsidiaries (other than MoArk, LLC, LOL Finance Co., LOLFC, LLC (a subsidiary of LOL Finance Co.) and LOL SPV, LLC,) including real and personal property, inventory, accounts receivable (other than those receivables which have been sold in connection with our receivables securitization), intellectual property and other intangibles. Indebtedness under the revolving credit facility is also guaranteed by our wholly owned domestic subsidiaries (other than MoArk, LLC, LOL Finance Co., LOLFC, LLC, and LOL SPV, LLC). The 9.00% senior notes are secured by a second lien on essentially all of the assets which secure the revolving credit agreement, and are guaranteed by the same entities. The 8.75% senior notes are unsecured but are guaranteed by the same entities that guarantee the obligations under the revolving credit facility. The new private placement notes, when issued on December 15, 2009, will be secured on a first lien, pari passu basis with the revolving credit facility.
     As part of its overall refinancing, the Company provided an irrevocable redemption notice to the holders of the notes issued under the Indenture governing $350 million in aggregate principal amount of 8.75% Senior Unsecured Notes due 2011, dated as of November 14, 2001, (the “Unsecured Notes”) and the holders of the notes issued under the Indenture governing $175 million in aggregate principal amount of 9.00% Senior Secured Notes due 2010, dated as of December 23, 2003 (the “Secured Notes”) (the Unsecured Notes and Secured Notes, together, the “Called Notes”). The redemption notice provides that the Called Notes will be redeemed at par on December 15, 2009. The remaining principal balance of the outstanding Unsecured Notes and Secured Notes as of October 29, 2009 was $174 million and $149.7 million, respectively. Once the Called Notes have been redeemed, the Company’s obligation to file periodic reports with the Securities and Exchange Commission (the “SEC”) will terminate. Accordingly, the Company does not plan to make any filings with the SEC after it submits its Form 10-Q Report for the period ended September 30, 2009.

     The Company also entered into a Note Purchase Agreement with certain institutional lenders that governs the issuance of $325 million of privately placed notes (the “New Notes”). The New Notes will be issued and sold in three series, as follows: $155 million aggregate principal amount of 6.24% notes, due December 2016, (ii) $85 million aggregate principal amount of 6.67% notes, due December 2019 and (iii) $85 million aggregate principal amount of 6.77% notes, due December 2021. The sale of the New Notes will occur on or about December 15, 2009, and the Company will apply the proceeds to the redemption of the Called Notes. The New Notes will be secured, on a pari passu basis with the debt issued under the CoBank Revolving Credit Facility (described above), by substantially all the Company’s material assets and the assets and guarantees of certain of the Company’s wholly owned domestic subsidiaries. The Note Purchase Agreement imposes certain restrictions on the Company and certain of its subsidiaries, including, but not limited to, the Company’s ability to incur additional indebtedness, make payments to members, make investments, grant liens, sell assets and engage in certain other activities.
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
Capital Leases
     MoArk had capital leases at September 30, 2009 of $3.7 million for land, buildings, machinery and equipment at various locations. The interest rates on the capital leases range from 7.00% to 8.25% with a weighted average rate of 7.00%. The weighted average term until maturity is two years. Land O’Lakes does not provide any guarantees or support for MoArk’s capital leases.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 . This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. This statement and the application of the Codification was effective for and adopted by the Company as of July 1, 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.
     In December 2008, the FASB issued ASC 715-20-65-2, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“ASC 715-20-65-2”), which requires that an employer disclose the following information about the fair value of plan assets: 1) how investment allocation decisions are made, including the factors that are pertinent to understanding investment policies and strategies; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. At initial adoption, application of this guidance would not be required for earlier periods that are presented for comparative purposes. The adoption of this guidance in 2009 will increase the disclosures within the Company’s consolidated financial statements related to the assets of its defined benefit pension and other postretirement benefit plans. This guidance will be effective for fiscal years ending after December 15, 2009, with early application permitted. The Company will adopt this guidance as of December 31, 2009.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), which has not been integrated into the Codification as of September 30, 2009. This guidance removes the concept of a qualifying special-purpose entity (“QSPE”) and removes the exception from applying consolidation guidance to these entities. SFAS 166 also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 166 as of January 1, 2010. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”), which has not been integrated into the Codification as of September 30, 2009. SFAS 167 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, the Company will adopt SFAS 167 as of January 1, 2010. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.
     During 2009, the FASB has issued several ASU’s — ASU No. 2009-01 through ASU No. 2009-15. ASU 2009-01 amended the Codification, ASC 105, for the issuance of SFAS 168 discussed above. Except for the ASU discussed below, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or topics and therefore have minimal, if any, impact on the Company.
     In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for the Company beginning October 1, 2009. The Company does not anticipate the adoption of ASU No. 2009-05 to have a material impact to the consolidated financial statements.
Critical Accounting Policies
     Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies used in preparing our interim 2009 consolidated financial statements are the same as those described in our Form 10-K.
Forward-Looking Statements
     The information presented in this Form 10-Q under the headings “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements. The forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in the Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “could”, “should”, “seeks”, “pro forma” and “intend” and similar expressions, as they relate to us are intended to identify the forward-looking statements. All forward-looking statements attributable to persons acting on our behalf or us are expressly qualified in their entirety by the cautionary statements set forth here and in “Part II. Other Information Item 1A. Risk Factors” on pages 52 to 53. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or for any other reason. Although we believe that these statements are reasonable, you should be aware that actual results could differ materially from those projected by the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements, see the discussion of risk factors set forth in “Part II. Other Information Item 1A — Risk Factors” on pages 52 to 53. Because actual results may differ, readers are cautioned not to place undue reliance on forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For the nine months ended September 30, 2009, the Company did not experience significant changes in market risk exposures that materially affected the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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

     As of the end of the period covered by this report, our management, with the participation of the CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were not effective because the material weaknesses in our internal control over financial reporting as of December 31, 2008, had not been fully remediated.
     (b) Remediation and Changes in Internal Control over Financial Reporting
     As reported in the Company’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 20, 2009, in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting at the end of its fiscal year, management identified material weaknesses in the internal controls over financial reporting as described below, which continued as of September 30, 2009.
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
Remediation and Changes in Internal Control over Financial Reporting:
     As of September 30, 2009, we have taken the following actions to address the material weaknesses in the Seed and Agronomy segments including: (a) enhancing the current quarterly close process and review of the variance analyses as part of the close process to assess items at appropriate materiality levels, (b) adding procedures to the monthly variance analyses which address the timeliness and accuracy of those reviews, (c) adding accounting resources to ensure complete and timely recording of accounting transactions at quarter end, and (d) implementing new training procedures to ensure personnel are adequately trained to perform their job responsibilities. At September 30, 2009, the changes in internal control over financial reporting as described above, had not been in operation for a period of time sufficient to test their effectiveness. Therefore, these material weaknesses have not been remediated as of September 30, 2009.
     (c) Change in internal controls
     In addition to our progress relating to the remediation efforts noted above, during the third quarter of 2009, we completed the implementation of a new Enterprise Resource Planning (“ERP”) system in Dairy Foods. Implementation of this new ERP system involved significant changes in business processes that management believes will provide meaningful benefits, including more standardized and efficient processes. While we believe that this new system and the related changes to internal controls will strengthen our internal controls over financial reporting, there are inherent risks in implementing any new ERP system and we will continue to evaluate and test these control changes

     Other than the change mentioned above, no other changes in our internal control over financial reporting occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

     On March 6, 2007, the Company announced that one of its indirect wholly owned subsidiaries, Forage Genetics Inc. filed a motion to intervene in a lawsuit brought against the U.S. Department of Agriculture (“USDA”) by the Center for Food Safety, the Sierra Club, two individual farmers/seed producers (together, the “Plaintiffs”) and others regarding Roundup Ready® Alfalfa. The plaintiffs claim that the USDA did not sufficiently assess the potential environmental impact of its decision to approve Roundup Ready® Alfalfa in 2005. The Monsanto Company and several independent alfalfa growers also filed motions to intervene in the lawsuit. On March 12, 2007, the United States District Court for the Northern District of California (the “Court”) issued a preliminary injunction enjoining all future plantings of Roundup Ready® Alfalfa beginning March 30, 2007. The Court specifically permitted plantings until that date only to the extent the seed to be planted was purchased on or before March 12, 2007. On May 3, 2007, the Court issued a permanent injunction enjoining all future plantings of Roundup Ready® Alfalfa until after an environmental impact study can be completed and a deregulation petition is approved. Roundup Ready® Alfalfa planted before March 30, 2007 may be grown, harvested and sold to the extent certain court-ordered cleaning and handling conditions are satisfied. In January 2008, the USDA filed a notice of intent to file an Environmental Impact Study (the “EIS”). Despite delays in the completion of the draft EIS, the Company anticipates that the USDA will issue its EIS in early 2010. Although the Company believes the outcome of the EIS will be favorable, which would allow for the reintroduction of the product into the market in 2010, there are approximately $3.1 million of purchase commitments with seed producers over the next year and $33.4 million of inventory as of September 30, 2009, which could negatively impact future earnings if the results of the study are unfavorable or delayed.
     In a letter dated January 18, 2001, the Company was identified by the United States Environmental Protection Agency (“EPA”) as a potentially responsible party in connection with hazardous substances and wastes at the Hudson Refinery Superfund Site in Cushing, Oklahoma. The letter invited the Company to enter into negotiations with the EPA for the performance of a remedial investigation and feasibility study at the Site and also demanded that the Company reimburse the EPA approximately $8.9 million for removal costs already incurred at the Site. In March 2001, the Company responded to the EPA denying any responsibility with respect to the costs incurred for the remediation expenses incurred through that date. On February 25, 2008, the Company received a Special Notice Letter (“Letter”) from the EPA inviting the Company to enter into negotiations with the EPA to perform selected remedial action for remaining contamination and to resolve the Company’s potential liability for the Site. In the Letter, the EPA claimed that it has incurred approximately $21.0 million in response costs at the Site through October 31, 2007 and is seeking reimbursement of these costs. The EPA has also stated that the estimated cost of the selected remedial action for remaining contamination is $9.6 million. The Company maintains that the costs incurred by the EPA were the direct result of damage caused by owners subsequent to the Company, including negligent salvage activities and lack of maintenance. On January 6, 2009, the EPA issued a Unilateral Administrative Order (“UAO”) directing the Company to perform remedial design and remedial action (“RD/RA”) at the Site. The Company filed its Notice of Intent to Comply with the UAO on February 10, 2009. On April 20, 2009, the EPA issued its authorization to proceed with RD/RA activities. In addition, the Company is analyzing the amount and extent of its insurance coverage that may be available to further mitigate its ultimate exposure. At the present time, the Company’s request for coverage has been denied. The Company initiated litigation against two carriers on February 18, 2009. As of September 30, 2009, based on the most recent facts and circumstances available to the Company, an $8.9 million environmental reserve recorded in 2008 remained in the Company’s consolidated financial statements.
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

Item 1A. Risk Factors
     For a discussion of risk factors that may materially affect our estimates and results, please see the risk factors contained in our Form 10-K for the year ended December 31, 2008, which can be found on the Securities and Exchange Commission’s website (www.sec.gov). Set forth below is a summary of the Company’s material risk factors:
•	COMPETITION IN THE INDUSTRY MAY REDUCE OUR SALES AND MARGINS.

•	THE CURRENT ECONOMIC DOWNTURN COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS AND FINANCIAL RESULTS.

•	THE CURRENT CREDIT CRISIS COULD NEGATIVELY AFFECT THE OPERATIONS OF OUR SUPPLIERS AND CUSTOMERS.

•	OUR OPERATIONS ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, EXPOSING US TO POTENTIAL CLAIMS AND COMPLIANCE COSTS THAT COULD ADVERSELY AFFECT OUR MARGINS, PARTICULARLY THOSE RELATED TO OUR SALES OF ROUNDUP READY® ALFALFA.

•	THE GEOGRAPHIC SHIFT IN DAIRY PRODUCTION HAS DECREASED SALES AND MARGINS AND COULD CONTINUE TO NEGATIVELY IMPACT OUR SALES AND MARGINS.

•	CURRENT AND THREATENED LITIGATION COULD INCREASE OUR EXPENSES, REDUCE OUR PROFITABILITY, AND, IN SOME CASES, ADVERSELY AFFECT OUR BUSINESS REPUTATION.

•	CHANGES IN CONSUMER PREFERENCES AND DISTRIBUTION CHANNELS COULD DECREASE OUR DAIRY FOODS REVENUES AND CASH FLOWS.

•	OUR OPERATING RESULTS FLUCTUATE BY SEASON AND ARE AFFECTED BY WEATHER CONDITIONS.

•	INCREASED ENERGY AND GAS COSTS COULD INCREASE OUR EXPENSES AND REDUCE OUR PROFITABILTIY.

•	OUTBREAKS OF DISEASE CAN REDUCE OUR NET SALES AND OPERATING MARGINS.

•	CHANGES IN THE MARKET PRICES OF THE COMMODITIES THAT WE USE AS INPUTS AS WELL AS THE PRODUCTS WE MARKET MAY CAUSE OUR MARGINS TO DECLINE AND REDUCE THE LIKELIHOOD OF RECEIVING DIVIDENDS FROM OUR JOINT VENTURES.

•	WE OPERATE THROUGH JOINT VENTURES IN WHICH OUR RIGHTS TO EARNINGS AND TO CONTROL THE JOINT VENTURE ARE LIMITED.

•	CERTAIN OF OUR BUSINESSES MAY BE ADVERSELY AFFECTED BY OUR DEPENDENCE UPON OUR SUPPLIERS.

•	THE MANNER IN WHICH WE PAY FOR CERTAIN OF OUR INPUTS AND OTHER PRODUCTS THAT WE DISTRIBUTE EXPOSES US TO SUPPLIER-SPECIFIC RISK.

•	INCREASED FINANCIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS UNDER OUR DEBT FACILITIES AND TO OPERATE OUR BUSINESSES.

•	SERVICING OUR INDEBTEDNESS REQUIRES A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

•	IF CREDITORS OF OUR SUBSIDIARIES AND JOINT VENTURES MAKE CLAIMS WITH RESPECT TO THE ASSETS AND EARNINGS OF THESE COMPANIES, SUFFICIENT FUNDS MAY NOT BE AVAILABLE TO REPAY OUR INDEBTEDNESS AND WE MAY NOT RECEIVE THE CASH WE EXPECT FROM INTERCOMPANY TRANSFERS.

•	THE COLLATERAL PLEDGED IN SUPPORT OF OUR DEBT OBLIGATIONS MAY NOT BE VALUABLE ENOUGH TO SATISFY ALL THE BORROWINGS SECURED BY THE COLLATERAL.

•	A LOSS OF OUR COOPERATIVE TAX STATUS COULD INCREASE OUR TAX LIABILITY.

•	OUR LIMITED ACCESS TO EQUITY MARKETS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL EQUITY CAPITAL.

•	INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

•	OUR BRAND NAMES COULD BE CONFUSED WITH NAMES OF OTHER COMPANIES WHO, BY THEIR ACT OR OMISSION, COULD ADVERSELY AFFECT THE VALUE OF OUR BRAND NAMES.

•	A CHANGE IN THE ASSUMPTIONS USED TO VALUE OUR REPORTING UNITS OR OUR INDEFINITE-LIVED INTANGIBLE ASSETS COULD NEGATIVELY AFFECT OUR CONSOLIDATED RESULTS OF OPERATIONS AND NET WORTH.

•	PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS COULD ADVERSELY AFFECT OUR BUSINESS REPUTATION AND EXPOSE US TO INCREASED SCRUTINY BY FEDERAL AND STATE REGULATORS.

•	WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF OR LIABILITIES UNDER ENVIRONMENTAL LAWS AND REGULATIONS APPLICABLE TO OUR OPERATIONS.

•	STRIKES OR WORK STOPPAGES BY OUR UNIONIZED WORKERS COULD DISRUPT OUR BUSINESS.

•	THERE IS NO ASSURANCE THAT OUR SENIOR MANAGEMENT TEAM OR OTHER KEY EMPLOYEES WILL REMAIN WITH US.
Item 5. Other Information
Item 6. Exhibits
(a)	Exhibits

EXHIBIT	DESCRIPTION
31.1	Certification Pursuant to 15 U.S.C. Section 7241, As Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to 15 U.S.C. Section 7241, As Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of November, 2009.

LAND O’LAKES, INC.

By	/s/ Daniel Knutson

Daniel E. Knutson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)